Form 10-Q
period 1996-06-30
MANPOWER INC /WI/
filed 1996-08-14
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


[X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended:

                                 June 30, 1996

                                      or

[ ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from: ______to______

                        Commission file number: 1-10686

                                  MANPOWER INC.
            (Exact name of registrant as specified in its charter)

Wisconsin                                                    39-1672779
(State or other jurisdiction                                (IRS Employer
of incorporation)                                            Identification No.)

5301 N. Ironwood Road
Milwaukee, Wisconsin                                          53217
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,
Including area code: (414) 961-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Shares
                                                            Outstanding
Class                                                     at June 30, 1996
- ------------                                              ----------------
Common Stock,                                                 82,001,153
$.01 par value

                        MANPOWER INC. AND SUBSIDIARIES

                                    INDEX

                                                                      Page
                                                                      Number

PART I         - FINANCIAL INFORMATION

Item 1         - Financial Statements (unaudited)

                    - Consolidated Balance Sheets  . . . . . . . .     3-4

                    - Consolidated Statements of Operations  . . .      5

                    - Consolidated Statements of Cash Flows  . . .      6

                    - Notes to Consolidated Financial Statements .     7-8

Item 2         - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . .    8-10

PART II        - OTHER INFORMATION AND SIGNATURES

Item 4         - Submission of Matters to a Vote of Security
                 Holders  . . . . . . . . . . . . . . . . . . . . .     10

Item 5         - Other Information  . . . . . . . . . . . . . . . .     10

Item 6         - Exhibits and Reports on Form 8-K . . . . . . . . .     10

Signatures      . . . . . . . . . . . . . . . . . . . . . . . . . .     11

                      PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MANPOWER INC. AND SUBSIDIARIES

                 Consolidated Balance Sheets (Unaudited)
                              (in thousands)

                                  ASSETS

                                                  June 30,       Dec. 31,
                                                    1996           1995

CURRENT ASSETS:

Cash and cash equivalents . . . . . . . . . . .   $  97,386      $ 142,773
Accounts receivable, less allowance for
 doubtful accounts of $33,537 and
 $32,901, respectively   . . . . . . . . . . .    1,099,714      1,043,694
Prepaid expenses and other assets . . . . . . .      45,325         39,224
Future income tax benefits  . . . . . . . . . .      45,467         51,617
                                                  ---------      ---------
Total current assets    . . . . . . . . . . . .   1,287,892      1,277,308

OTHER ASSETS:

Investments in licensees    . . . . . . . . . .      31,551         31,591
Other assets  . . . . . . . . . . . . . . . . .     141,600        100,868
                                                    -------        -------
Total other assets  . . . . . . . . . . . . . .     173,151        132,459

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements
 and equipment     . . . . . . . . . . . . . .      281,364        267,526
Less: accumulated depreciation and amortization     169,787        159,507
Net property and equipment  . . . . . . . . . .     111,577        108,019
                                                 ----------     -----------
Total assets    . . . . . . . . . . . . . . . .  $1,572,620     $1,517,786

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                      Consolidated Balance Sheets (Unaudited)
                         (in thousands, except share data)

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  June 30,        Dec. 31,
                                                    1996            1995

CURRENT LIABILITIES:

Payable to banks  . . . . . . . . . . .          $ 28,417        $ 37,559
Accounts payable  . . . . . . . . . . .           219,717         219,794
Employee compensation payable . . . . .            49,261          56,630
Accrued liabilities . . . . . . . . . .            85,797          72,325
Accrued payroll taxes and insurance . .           212,343         195,376
Value added taxes payable . . . . . . .           157,764         167,937
Income taxes payable  . . . . . . . . .            19,452          25,286
Current maturities of long-term debt  .             3,143           1,408
                                                  -------         --------
Total current liabilities   . . . . . .           775,894         776,315

OTHER LIABILITIES:

Long-term debt  . . . . . . . . . . . .            80,814          61,783
Other long-term liabilities . . . . . .           210,151         224,695
                                                  -------         -------
Total other liabilities   . . . . . . .           290,965         286,478

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
 authorized 25,000,000 shares,
 none issued   . . . . . . . . . . . . .             --              --
Common stock, $.01 par value,
 authorized 125,000,000 shares,
 issued 82,001,153 and 81,153,023
 shares, respectively  . . . . . . . . .              820             812
Capital in excess of par value  . . . . .       1,574,370       1,564,305
Accumulated deficit . . . . . . . . . . .      (1,092,161)     (1,148,223)
Cumulative translation adjustments  . . .          22,732          38,099
                                                ---------       ---------
Total stockholders' equity  . . . . . . .         505,761         454,993
Total liabilities and stockholders' equity    $ 1,572,620     $ 1,517,786

         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

              Consolidated Statements of Operations (Unaudited)
                      (in thousands, except per share data)

                                  3 Months Ended             6 Months Ended
                                   June 30,                    June 30,
                                1996        1995           1996        1995

REVENUES
FROM SERVICES   . . . . .   $1,460,624    $1,371,130    $2,769,791   $2,570,731

COST AND EXPENSES
Cost of services  . . . .    1,191,364     1,125,409     2,255,892    2,108,686
Selling and
administrative expenses .      218,612       196,323       427,773      380,614
Interest and other (income)
 expenses, net .                (8,773)        3,562        (8,984)       6,024

Earnings before income
 taxes  . . . . . . .           59,421        45,836        95,110       75,407

PROVISION FOR INCOME TAXES      20,819        17,588        33,313       28,974

Net earnings  . . . .         $ 38,602      $ 28,248      $ 61,797     $ 46,433

Net earnings per share           $ .46         $ .37         $ .74        $ .61

Dividends declared  . .          $ .07         $ .06         $ .07        $ .06

Weighted average common shares  83,144        76,340        82,976       76,121

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)

                                                        6 Months Ended
                                                            June 30,
                                                   1996                 1995


CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  . . . . . . . . . . . . . . .      $ 61,797             $ 46,433
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
Amortization of intangible assets  . . . . .        1,555                2,110
Depreciation   . . . . . . . . . . . . . . .       15,378               12,662
Deferred income taxes  . . . . . . . . . . .        6,150               (5,300)
Provision for doubtful accounts  . . . . . .        5,862                6,513

Changes in operating assets and liabilities:
Accounts receivable  . . . . . . . . . . . .      (94,743)            (110,487)
Other assets  . . . . . . . . . . . . . . .       (19,432)               1,309
Other liabilities  . . . . . . . . . . . . .        28,851              32,157
Cash used in operating activities  . . . . .         5,418             (14,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses   . . . . . . . . .        (31,206)               --
Purchases of property and equipment   . . .        (22,319)            (15,712)
Proceeds from the sale of property and equipment       933               1,018
Cash used in investing activities  . . . .         (52,592)            (14,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in payable to banks  . . . . . .         (7,519)             13,697
Proceeds from long-term debt  . . . . . . .         21,614                 --
Repayment of long-term debt   . . . . . . .           (789)             (8,425)
Dividends paid  . . . . . . . . . . . . . .         (5,735)             (4,507)
Cash provided by financing activities  . .           7,571                 765

Effect of exchange rate changes on cash   .         (5,784)              2,890
Net change in cash and cash equivalents . .        (45,387)            (25,642)

Cash and cash equivalents, beginning of period     142,773              82,049
Cash and cash equivalents, end of period  .       $ 97,386            $ 56,407

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid   . . . . . . . . . . . . . .        $ 5,507             $ 6,860
Income taxes paid   . . . . . . . . . . . .       $ 34,715            $ 42,294

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        MANPOWER INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements (Unaudited)

              For the Six Months Ended June 30, 1996 and 1995

(1)Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or ommitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's latest annual report on Form 10-K for the year ended December 31, 1995.

(2)Accounting Policies
Intangible assets consist primarily of trademarks and the excess of cost over the fair value of net assets acquired. Trademarks are amortized on a straight-line basis over their useful lives. The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over its useful life, estimated based on the facts and circumstances surrounding each individual acquisition, ranging from five to twenty years.

(3)Operational Results
The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

(4)Income Taxes
The provision for income taxes has been computed using the estimated annual effective tax rate, based on currently available information.

(5)Unsecured Revolving Credit Agreement
On April 1, 1996, the Company entered into a $275 million unsecured revolving credit agreement which includes a $60 million commitment to be used exclusively for standby letters of credit. As of June 30, 1996, $17.5 million of Yen denominated borrowings is outstanding under this multicurrency facility. The interest rate and facility fee payable on the total line vary based upon the Company's financial performance, debt rating, and borrowing level, and are currently at LIBOR plus .225% and .125%, respectively. The facility matures on May 15, 1999, but may be extended for an additional two years with the lenders' consent. The agreement requires, among other things, that the Company comply with minimum tangible net worth levels and interest coverage and debt-to-capitalization ratios. This agreement replaced the Company's $240 million unsecured revolving credit agreement.

(6)Dividend
On April 29, 1996, the Company's Board of Directors declared a cash dividend of $.07 per share which was paid on June 14, 1996 to shareholders of record on May 24, 1996.

(7)Interest and Other Expenses
In April, the Company recorded an $8.5 million gain on proceeds received from an equity interest and note related to the sale of Blue Arrow Personnel Services Limited in 1991. The Company had previously deferred recognition of the equity interest and the note due to uncertainties regarding their eventual realization.

(8)Acquisitions of Businesses
During the first six months of 1996, the Company acquired Teamwork Sverige AB, the largest employment services organization in Sweden, and several United States franchises. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant. The total consideration for these acquisitions was $37.7 million.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Operating Results - Three Months Ended June 30, 1996 and 1995
Second quarter 1996 revenues increased 6.5% to $1,460.6 million. Revenues were negatively impacted 4.5% due to changes in currency exchange rates between years. Volume, as measured by billable hours of branch operations, increased 8.0% in the quarter. All of the Company's major markets experienced revenue increases, including the United States (14.3%), Manpower-United Kingdom (7.7% in Pound Sterling), and France (1.7% in French Francs). The low revenue growth rate in France was expected after the record revenue levels of 1995 and the economic slowdown in France which started in late 1995, and represents an improvement over the first quarter 1996 results.

Cost of services, which consists of payroll and related expenses of temporary workers, decreased as a percentage of revenues to 81.6% in 1996 from 82.1% in 1995. This decrease is primarily attributable to a decrease in payroll tax and insurance costs in certain of the Company's major markets.

Selling and administrative expenses increased as a percentage of revenue to 15.0% in 1996 from 14.2% in 1995. This increase is primarily due to the decrease in revenues in France without a proportional decrease in expenses. Excluding the impact of changes in foreign currency, selling and administrative expenses increased 16.7% for the quarter.

Net interest and other totaled $8.8 million of income in the second quarter of 1996 compared to $3.6 million of expense in the second quarter of 1995. During the second quarter of 1996, the Company recorded an $8.5 million gain on proceeds received from an equity interest and note related to the sale of Blue Arrow Personnel Services Limited in 1991. The Company had previously deferred recognition of the equity interest and the note due to uncertainties regarding their eventual realization. The remaining change in net interest and other income/expenses is primarily due to an increase in interest income, $2.0 million in the second quarter of 1996 compared to $1.3 million in the second quarter of 1995, and a reduction in interest expense, $1.5 million in the second quarter of 1996 compared to $3.5 million in 1995. The decrease in interest expense is due to lower worldwide borrowing levels as the Company converted its subordinated convertible debentures in October of 1995.

The Company provided income taxes at an estimated rate of 35% which is equal to the expected annual effective rate for 1996. The Company's effective income tax rate for 1995 was 38.5%.

Operating Results - Six Months Ended June 30, 1996 and 1995
Revenues for the first six months of 1996 increased 7.7% to $2,769.8 million. Volume, as measured by billable hours of branch operations, increased 6.9% for the six month period. Major markets experiencing revenue increases included the United States (12.4%) and Manpower-United Kingdom (12.0% in Pound Sterling). France experienced a slight decrease in revenues (0.6% in French Francs) which was expected after the record revenue levels of 1995 and the economic slowdown in France which started in late 1995.

Cost of services, which consists of payroll and related expenses of temporary workers, decreased as a percentage of revenues to 81.4% in 1996 from 82.0% in 1995. This decrease is primarily attributable to a decrease in payroll tax and insurance costs in certain of the Company's major markets.

Selling and administrative expenses increased as a percentage of revenues to 15.4% in 1996 from 14.8% in 1995. This increase is primarily due to the decrease in revenues in France without a proportional decrease in expenses. Excluding the impact of changes in foreign currency, selling and administrative expenses increased 15.1% for the six month period.

Net interest and other totaled $9.0 million of income in the first six months of 1996 compared to $6.0 million of expense in the first six months of 1995. As discussed above, the Company recorded an $8.5 million gain in the second quarter of 1996. The remaining change is primarily due to an increase in interest income, which was $4.1 million in the first six months of 1996 compared to $2.6 million in the first six months of 1995, and a reduction in interest expense, $3.2 million in the first six months of 1996 compared to $6.7 million in 1995. The decrease in interest expense is due to lower worldwide borrowing levels as the Company converted its subordinated convertible debentures in October of 1995.

The Company provided income taxes at an estimated rate of 35% which is equal to the expected annual effective rate of 1996. The Company's effective income tax rate for 1995 was 38.5%.

Liquidity and Capital Resources
Cash provided by operating activities was $5.4 million in the first six months of 1996 compared to cash used in operating activities of $14.6 million in the first six months of 1995. The change reflects the higher earnings level in 1996 offset by a larger increase in working capital requirements in the first six months of 1996 compared to the first six months of 1995. Cash provided by operating activities before working capital changes was $90.7 million in the first six months of 1996 compared to $62.4 million in 1995.

During the first six months of 1996, the Company acquired Teamwork Sverige AB, the largest employment services organization in Sweden, and several United States franchises. The total cash consideration paid for these acquisitions was $31.2 million.

The Company increased its capital expenditures to $22.3 million in the first six months of 1996 from $15.7 million during the first six months of 1995. These expenditures primarily consist of computer equipment and office furniture used in the branch office network.

During the first six months of 1996, the Company had net additional borrowings of $13.3 million compared to $5.3 million in the first six months of 1995. The additional borrowings were primarily used to support working capital growth.

Accounts receivable increased $56.0 million to $1,099.7 million at June 30, 1996 from $1,043.7 million at December 31, 1995. The change represents a $32.4 million decrease due to the change in foreign exchange rates offset by a general increase in receivables due to the increased sales levels in the Company's major markets.

The Company continues to carry reserves related to the strategic restructuring plan started in 1989. No changes have been made to the reserve estimates during the first six months of 1996.

On April 1, 1996, the Company entered into a $275 million unsecured revolving credit agreement which includes a $60 million commitment to be used exclusively for standby letters of credit. The interest rate and facility fee payable on the total line vary based upon the Company's financial performance, debt rating, and borrowing level, and are currently at LIBOR plus .225% and .125%, respectively. The facility matures on May 15, 1999, but may be extended for an additional two years with the lenders' consent. The agreement requires, among other things, that the Company comply with minimum tangible net worth levels and interest coverage and debt-to-capitalization ratios. This agreement replaced the Company's $240 million unsecured revolving credit agreement.

As of June 30, 1996, the Company had borrowings of $17.5 million outstanding under its $275 million

U.S. revolving credit facility, and borrowings of $58.6 million outstanding under its U.S. commercial paper program. The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

In addition, the Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of June 30, 1996, such lines totaled $167.1 million, of which $138.7 million was unused.

On April 29, 1996, the Company's Board of Directors declared a cash dividend of $.07 per share which was paid on June 14, 1996 to shareholders of record on May 24, 1996.

                      PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
On April 29, 1996, at the Company's Annual Meeting of Shareholders (the "Annual Meeting") the shareholders of the Company voted to: (1) elect three directors to serve until 1999 as Class III directors; (2) increase the number of shares authorized under the Manpower 1990 Employee Stock Purchase Plan; and (3) ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for 1996. In addition, Ms. Audrey Freedman and Messrs. Mitchell S. Fromstein and Dennis Stevenson continued as Class I directors (term expiring 1997), and Messrs. J. Ira Harris, Newton N. Minow, and Gilbert Palay continued as Class II directors (term expiring 1998). The results of the proposals voted upon at the Annual Meeting are as follows:

                                                                                                  Broker
                                             For       Against       Withheld       Abstain      Non-Vote
1. a)  Election of Jon F. Chait           66,779,698      --         1,185,765         --            --

   b)  Election of Dudley J. Godfrey Jr.  66,774,326      --         1,191,137         --            --

   c)  Election of Marvin B. Goodman      66,779,292      --         1,186,171         --            --

2. Increase the number of shares
   authorized under the Manpower 1990
   Employee Stock Purchase Plan           67,288,819    523,130           --         153,514         --

3. Ratification of Arthur Andersen LLP    67,235,602     28,288           --          28,886         --
   as independent auditors.


Item 5 - Other Information
On July 1, 1996, Manpower Wisconsin Inc., (formerly Manpower International Inc.), a wholly-owned operating subsidiary of Manpower Inc., merged with and into Manpower Inc. Accordingly, in addition to serving as a holding company for the Company's subsidiaries, the Company now conducts certain United States operations directly.

Item 6 - Exhibits and Reports on Form 8-K
(a)  Exhibits - none
(b)  Reports on Form 8-K - None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MANPOWER INC.
                                              -------------
                                              (Registrant)


Date: August 13, 1996
                                             /s/ Michael J. Van Handel
                                             -------------------------------
                                             Michael J. Van Handel
                                             Vice President Chief Accounting
                                             Officer & Treasurer
                                             (Signing on behalf of the
                                              Registrant and as Principal
                                              Accounting Officer)