Form 10-Q/A
period 1996-06-30
MANPOWER INC /WI/
filed 1996-10-07
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                      FORM 10-Q/A

                    AMENDMENT NO. 1

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

     Indicate by check mark whether the Registrant (1)
     has filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act
     of 1934 during the preceding 12 months (or for
     such shorter period that the Registrant was
     required to file such reports), and (2) has been
     subject to such filing requirements for the past
     90 days.
                    Yes        [X]        No

     Indicate the number of shares outstanding of each
     of the issuer's classes of common stock, as of the
     latest practicable date.
                                             Shares Outstanding
     Class                                    at June 30, 1996
     --------------                          -------------------
     Common Stock,                               82,001,153
     $.01 par value

           MANPOWER INC. AND SUBSIDIARIES

                         INDEX


                                                            Page
                                                            Number

PART II   - OTHER INFORMATION AND SIGNATURES


 Item 6   - Exhibits and Reports on Form 8-K..................3

 Signatures...................................................4

              PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits
        Exhibit 27 - Financial Data Schedule.

     (b)  Reports on Form 8-K
        None.

                   SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MANPOWER INC.
                                     -------------------------------
                                              (Registrant)


Date: October 7, 1996                   /s/ Michael J. Van Handel
                                     ---------------------------------
                                       Michael J. Van Handel
                                       Vice President
                                       Chief Accounting Officer & Treasurer
                                       (Signing on behalf of the Registrant
                                        and as Principal Accounting Officer)

                      EXHIBIT INDEX


Exhibit No.                        Description                   Page

  27                         Financial Data Schedule              __