Form 10-Q
period 1996-09-30
MANPOWER INC /WI/
filed 1996-11-14
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                  SEPTEMBER 30, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Shares Outstanding
Class                                at September 30, 1996
---------------                      ----------------------
Common Stock,                             82,084,729
$.01 par value

            MANPOWER INC. AND SUBSIDIARIES

                         INDEX


                                                                     Page
                                                                    Number

PART I    - FINANCIAL INFORMATION

 Item 1   - Financial Statements (unaudited)

                    - Consolidated Balance Sheets....................3 - 4

                    - Consolidated Statements of Operations............5

                    - Consolidated Statements of Cash Flows............6

                    - Notes to Consolidated Financial Statements.......7

 Item 2   - Management's Discussion and Analysis of
            Financial Condition and Results of Operations............8 - 10

PART II   - OTHER INFORMATION AND SIGNATURES

 Item 5   - Other Information..........................................10

 Item 6   - Exhibits and Reports on Form 8-K...........................10

 Signatures............................................................11

                    PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            MANPOWER INC. AND SUBSIDIARIES

          Consolidated Balance Sheets (Unaudited)
                    (in thousands)

                        ASSETS


                                                      Sept.  30,     Dec. 31,
                                                        1996           1995
CURRENT ASSETS:
[S]
Cash and cash equivalents                           $  106,591      $  142,773
Accounts receivable, less allowance for
  doubtful accounts of $34,832 and
  $32,901, respectively                              1,231,337       1,043,694
Prepaid expenses and other assets                       36,918          39,224
Future income tax benefits                              50,458          51,617
  Total current assets                               1,425,304       1,277,308

OTHER ASSETS:

Investments in licensees                                31,702          31,591
Other assets                                           145,557         100,868
  Total other assets                                   177,259         132,459

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements
  and equipment                                        289,997         267,526
Less: accumulated depreciation and amortization        177,125         159,507
  Net property and equipment                           112,872         108,019
  Total assets                                      $1,715,435      $1,517,786

   The accompanying notes to consolidated financial
                      statements
     are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

        Consolidated Balance Sheets (Unaudited)
          (in thousands, except share data)

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        Sept.  30,     Dec. 31,
                                                           1996          1995
CURRENT LIABILITIES:

Payable to banks                                        $  28,048     $  37,559
Accounts payable                                          219,816       219,794
Employee compensation payable                              59,899        56,630
Accrued liabilities                                       109,609        72,325
Accrued payroll taxes and insurance                       229,143       195,376
Value added taxes payable                                 199,485       167,937
Income taxes payable                                       17,130        25,286
Current maturities of long-term debt                        3,157        1,408

  Total current liabilities                               866,287      776,315

OTHER LIABILITIES:

Long-term debt                                             72,124       61,783
Other long-term liabilities                               216,526      224,695

  Total other liabilities                                 288,650      286,478

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  authorized 25,000,000 shares,
  none issued                                                --          --
Common stock, $.01 par value,
  authorized 125,000,000 shares,
  issued 82,084,729 and 81,153,023
  shares, respectively                                       821           812
Capital in excess of par value                         1,574,753     1,564,305
Accumulated deficit                                   (1,038,076)   (1,148,223)
Cumulative translation adjustments                        23,000        38,099
  Total stockholders' equity                             560,498       454,993

  Total liabilities and stockholders' equity          $1,715,435   $ 1,517,786

   The accompanying notes to consolidated financial
                      statements
     are an integral part of these balance sheets.


      MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Operations (Unaudited)
         (in thousands, except per share data)

                                   3 Months Ended                   9 Months Ended
                                   September  30,                   September  30,
                              1996               1995          1996                1995
REVENUES
FROM SERVICES             $1,694,523          $1,520,900     $4,464,314         $4,091,631

COST AND EXPENSES
Cost of services           1,379,199           1,242,250      3,635,091          3,350,936
Selling and
 administrative expenses     238,218             204,133        665,991            584,747
Interest and other
 (income) expenses, net          603               2,422         (8,381)             8,446

Earnings before income taxes  76,503              72,095        171,613            147,502

PROVISION FOR INCOME TAXES    24,087              27,050         57,400             56,024

Net earnings                $ 52,416            $ 45,045      $ 114,213           $ 91,478

Dividends declared per share  $  --               $  --           $ .07              $ .06

Net earnings per share         $ .63               $ .59         $ 1.37             $ 1.20

Weighted average common
 shares                       83,356              76,535         83,084             76,228


                            The accompanying notes to
                      consolidated financial statements
                  are an integral part of these statements.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Cash Flows (Unaudited)
                    (in thousands)
                                                          9 Months Ended
                                                             Sept.  30,
                                                      1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                   $114,213           $ 91,478
     Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Amortization of intangible assets               2,695              2,725
       Depreciation                                   23,848             18,504
       Deferred income taxes                           1,159            (10,066)
       Provision for doubtful accounts                 9,777              9,357

     Changes in operating assets and liabilities:
       Accounts receivable                          (233,054)          (280,832)
       Other assets                                   (6,663)             4,907
       Other liabilities                             119,967            132,400
       Cash provided by operating activities          31,942            (31,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of businesses, net of cash acquired   (32,200)                --
     Purchases of property and equipment             (30,679)           (29,060)
     Proceeds from the sale of property and
       equipment                                         977              2,180
       Cash used in investing activities             (61,902)           (26,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in payable to banks                   (8,087)            19,205
     Proceeds from long-term debt                     13,663             34,845
     Repayment of long-term debt                      (1,501)            (1,393)
     Dividends paid                                   (5,739)            (4,507)
       Cash used in financing activities              (1,664)            48,150

     Effect of exchange rate changes on cash          (4,558)             3,856
     Net change in cash and cash equivalents         (36,182)            (6,401)

     Cash and cash equivalents, beginning
      of period                                      142,773             82,049
     Cash and cash equivalents, end of period       $106,591           $ 75,648

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                  $  5,437           $ 10,123

     Income taxes paid                              $ 57,700           $ 58,912


   The accompanying notes to consolidated financial
                      statements
       are an integral part of these statements.

            MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

 For the Nine Months Ended September 30, 1996 and 1995

(1)Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's latest annual report on Form 10-K for the year ended December
31, 1995.

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

(6)Interest and Other Expenses
The Company recorded an $8.5 million gain on proceeds received in April from an equity interest and note related to the sale of Blue Arrow Personnel Services
Limited in 1991. The Company had previously deferred recognition of the equity interest and the note due to uncertainties regarding their eventual realization.

(7)Acquisitions of Businesses
During the first nine months of 1996, the Company acquired Teamwork Sverige AB, the largest employment services organization in Sweden, and several United
States franchises. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.
The total consideration for these acquisitions was $38.7 million.

Item 2 - Management's Discussion and Analysis of
Financial
Condition and Results of Operations

Operating Results - Three Months Ended September 30,
1996 and 1995
Third quarter 1996 revenues increased 11.4% to $1,694.5 million. Revenues were negatively impacted 2.1% due to changes in currency exchange rates between years.
Volume, as measured by billable hours of branch operations, increased 11.2% in the quarter. Almost all of the Company's major markets experienced revenue increases, including the United States (16.1%), Manpower-United Kingdom (7.5% in Pound Sterling) and
France (9.0% in French Francs).

Cost of services, which consists of payroll and related expenses of temporary workers, decreased as a percentage of revenues to 81.4% in the third quarter of 1996, from 81.7% in the third quarter of 1995. This decrease is primarily attributable to a decrease in payroll tax and insurance costs in certain of the Company's major markets.

Selling and administrative expenses increased as a percentage of revenue to 14.1% in the third quarter of 1996, from 13.4% in 1995. This increase is primarily due to the decline in revenue growth in France without a proportional decline in expense growth. Excluding the impact of changes in foreign currency, selling and administrative expenses increased 18.8% for the quarter.

Net interest and other was $603,000 of expense in the third quarter of 1996, compared to $2.4 million of expense in the third quarter of 1995. This change is primarily the result of a decrease in net interest expense to $0.2 million in the third quarter of 1996, from $3.1 million in the third quarter of 1995. This decrease is due to lower worldwide borrowing levels as the Company converted its subordinated convertible debentures in October of 1995 and a slight increase in investment income.

The Company provided income taxes at an estimated rate of 31.5% during the third quarter of 1996. This rate reflects an adjustment made during the quarter to record the nine-month provision at the expected annual effective rate for 1996. The Company's effective income tax rate for 1995 was 38.5%.

Operating Results - Nine Months Ended September 30,
1996 and 1995
Revenues for the first nine months of 1996 increased
9.1% to $4.5 million. Revenues were negatively impacted 2.2% for the nine-month period due to changes in currency exchange rates between years. Volume, as measured by billable hours of branch operations, increased 8.5% for the nine-month period. Almost all of the Company's major markets experienced revenue increases, including the United States (13.7%), Manpower-United Kingdom (10.4% in Pound Sterling), and
France (3.1% in French Francs). The low revenue growth in France reflects the low growth rates in the first and second quarters, which were expected after the record revenue levels of 1995 and the economic slowdown in France which started in late 1995.

Cost of services, which consists of payroll and related expenses of temporary workers, decreased as a percentage of revenues to 81.4% in 1996 from 81.9% in 1995. This decrease is primarily attributable to a decrease in payroll tax and insurance costs in certain of the Company's major markets.

Selling and administrative expenses increased as a percentage of revenues to 14.9% in the first nine months of 1996, from 14.3% in 1995. This increase is primarily due to the decline in revenue growth in France without a proportional decline in expense growth. Excluding the impact of changes in foreign currency, selling and administrative expenses increased
16.4% for the nine-month period.

Net interest and other was $8.4 million of income in the first nine months of 1996, compared to $8.4 million of expense in the first nine months of 1995. During the second quarter of 1996, the Company recorded an

$8.5 million gain on proceeds received from an equity interest and note related to the sale of Blue Arrow
Personnel Services Limited in 1991. The Company had previously deferred recognition of the equity interest and the note due to uncertainties regarding their eventual realization. The remaining change in net interest and other is primarily due to the change in net interest, which was $1.0 million of income in the first nine months of 1996 compared to $7.2 million of expense in the first nine months of 1995. This change is due to lower worldwide borrowing levels as the Company converted its subordinated convertible debentures in October of 1995 and an increase in investment income.

The Company provided income taxes at an estimated rate of 33% which is equal to the expected annual effective rate for 1996. The Company's effective income tax rate for 1995 was 38.5%.

Liquidity and Capital Resources
Cash provided by operating activities was $31.9 million in the first nine months of 1996, compared to cash used by operating activities of $31.5 million in the first nine months of 1995. The change reflects the higher earnings level in 1996 and a lesser increase in working capital requirements in the first nine months of 1996 compared to the first nine months of 1995. Cash provided by operating activities before working capital changes was $151.7 million in the first nine months of 1996, compared to $112.0 million in 1995.

During the first nine months of 1996, the Company acquired Teamwork Sverige AB, the largest employment services organization in Sweden, and several United
States franchises. The total cash consideration paid for these acquisitions, net of cash acquired, was $32.2 million.

The Company increased its capital expenditures to $30.7
million in the first nine months of 1996, from $29.1 million during the first nine months of 1995. These expenditures primarily consist of computer equipment and office furniture used in the branch office network.

During the first nine months of 1996, the Company had net additional borrowings of $4.1 million compared to $52.7 million in the first nine months of 1995. The additional borrowings were primarily used to support working capital growth.

Accounts receivable increased $187.6 million to $1,231.3 million at September 30, 1996, from
$1,043.7 million at December 31, 1995. The change represents a $34.1 million decrease due to the change in foreign exchange rates, offset by a general increase in receivables due to the higher sales level in the Company's major markets during the third quarter of 1996 as compared to the fourth quarter of 1995.

During the first nine months of 1996, the Company expended the remaining $2.7 million of reserves related to the strategic restructuring plan started in 1989.
These reserves were used to cover general operating costs and lease costs of properties vacated under the restructuring plan.

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

As of September 30, 1996, the Company had borrowings of $32.9 million outstanding under its $275 million U.S.
revolving credit facility, and borrowings of $34.6 million outstanding under its U.S. commercial paper program. The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

In addition, the Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of September 30, 1996, such lines totaled $166.5 million, of which $138.5 million was unused.

           PART II - OTHER INFORMATION

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

       10.1  1991 Executive Stock Option and Restricted
             Stock Plan of Manpower Inc. (Amended and Restated effective August 6, 1996.)

       10.2  1994 Executive Stock Option and Restricted
             Stock Plan ofManpower Inc.(Amended and Restated effective August 6, 1996.)

       27    Financial Data Schedule

     (b)  Reports on Form 8-K - None

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MANPOWER INC.
                                (Registrant)


Date:  November 14, 1996      /s/ Michael J. Van Handel
                              --------------------------
                              Michael J. Van Handel
                              Vice President
                              Chief Accounting Officer
                              & Treasurer
                              (Signing on behalf of the
                              Registrant and as Principal
                              Accounting Officer)