Form 10-K
period 1996-12-31
MANPOWER INC /WI/
filed 1997-03-31
CIK 871763

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                          Commission File No. 1-10686

                                 MANPOWER INC.
             (Exact name of registrant as specified in its charter)

                   WISCONSIN                                  39-1672779
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification No.)

            5301 NORTH IRONWOOD ROAD
              MILWAUKEE, WISCONSIN                              53217
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (414) 961-1000

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Exchange on
    Title of each class                          which registered
    -------------------                          ----------------
Common Stock, $.01 par value                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----     ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,094,502,451 as of February 25, 1997. As of February 25, 1997, there were 81,703,035 of the registrant's shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part I and Part II incorporate information by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1996. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997.


================================================================================

                                     PART I

ITEM 1.  BUSINESS

Introduction and History

         Manpower Inc. (the "Company") is the largest non-governmental employment services organization in the world,1 with over 2,500 offices in 43 countries. The Company's largest operations, based on revenues, are located in the United States, France and the United Kingdom. The Company is primarily engaged in temporary help, contract services and training and testing of temporary and permanent workers. The Company provides employment services to a wide variety of customers, none of which individually comprise a significant portion of revenues within a given geographic region or for the Company as a whole. Unless the context requires otherwise, references to the Company include its subsidiaries.

         The Company was organized in 1991 as a holding company to acquire Manpower International Inc. ("Manpower"). Manpower, subsequently renamed Manpower Wisconsin Inc., was the primary operating subsidiary of the Company until June 30, 1996, when it was merged into the Company. The predecessor of Manpower was organized in 1948 and its shares were listed on the New York Stock Exchange (the "NYSE") in 1962.

         The Company's principal executive offices are located at 5301 North Ironwood Road, Milwaukee, Wisconsin 53217 (telephone: 414-961-1000).

                      THE COMPANY'S OPERATIONS - MANPOWER

United States

         In the United States, the Company's operations are carried out through both branch (i.e., Company-owned) and franchise offices. The Company had 653 branch and 458 franchise offices in the United States at December 31, 1996.
The Company provides a number of central support services to its branches and franchises which enable it to maintain consistent service quality throughout the United States regardless of whether an office is a branch or franchise.
The Company has developed a comprehensive system of assessment/selection, training and quality assurance for its temporary help operations. All assessment/selection, training and support materials are designed and produced by the Company for both branches and franchises. In addition, the Company conducts a series of training classes for all employees of both branches and franchises, including training classes for service representatives and branch managers, at its Milwaukee headquarters. The Company provides customer invoicing and payroll processing of its temporary employees for all branch offices and virtually all franchise offices through its Milwaukee headquarters.

         The Company's franchise agreement provides the franchisee with the right to use the Manpower(R) service mark and associated marks in a specifically defined exclusive territory. U.S. franchise fees range from 2-3% of franchise sales. The Company's franchise agreement provides that in the event of a proposed sale of a franchise to a third party, the Company has the right to repurchase the franchise at the same price and on the same terms as proposed by the third party. The Company frequently exercises this right and intends to continue to do so in the future if opportunities arise with appropriate prices and terms.

         In the United States, the Company's operations are primarily related to providing temporary employment services. During 1996, approximately 39% of the Company's United States temporary help revenues were derived from placing office workers, 41% from placing industrial workers and 20% from placing technical and other workers.





____________________

1 Based on publicly available information, including annual reports to shareholders, filings with governmental agencies and investment analyst reports.

France

         The Company is the second largest temporary employment service provider in France (see footnote 1 on page 1). The Company conducts its operations in France through over 646 branch offices.

         The temporary services market in France is predominately industrial. In 1996, the Company derived approximately 72% of its revenue in France from the industrial sector, 14% from the construction sector and 14% from the office sector.

United Kingdom

         The Company is the largest supplier of temporary employment services in the United Kingdom (see footnote 1 on page 1). As of December 31, 1996, it conducted operations in the United Kingdom through 156 branch offices.

         The Company uses the same approach to selection assessment, training and marketing programs in the United Kingdom as it uses in the United States with such modifications as necessary to reflect differences in language, culture and business practices. Ultraskill, the Company's proprietary program for assessing the word processing skills of its temporary workers, has received endorsement from the Royal Society of Arts, one of the world's foremost qualification standards for office skills. Candidates whose results exceed prescribed levels can be automatically certified through the RSA. The Company was the first temporary help company to be registered under BS5750-IS09000, the international quality assurance standard.

         In the United Kingdom, the Company offers temporary employment services in the office, industrial, technical, information technology, nursing and transport markets. It also offers a variety of specialized services targeted at the health sector and local government which consist of specialized assessment, selection and training, as well as the supply of specialized staff. The Company is also the leading company in the United Kingdom for the provision of managed services, project work and subcontracted activities.

         During 1996, approximately 49% of the Company's revenues were derived from the supply of office staff, 31% from the supply of industrial/technical staff, 7% from the supply of information technology staff, 7% from the supply of nursing staff and 6% from the supply of drivers.

Other Europe

         The Company operates through 244 branch offices and 51 franchise offices in other European countries. The largest operations are located in Belgium, Denmark, Germany, The Netherlands, Norway, Spain and Sweden, all of which are branch offices, and Switzerland, which is a 49% owned franchise. The Company is the largest non-governmental temporary employment services firm in the European Economic Community (see footnote 1 on page 1). The Company utilizes the same approach to selection, training, recruiting and marketing techniques in continental Europe as are used in the United States with such modifications as may be appropriate for local legal requirements, cultural characteristics and business practices.

Other Markets of the World

         The Company operates through 157 branch offices and 63 franchise offices in the other markets of the world. The largest of these operations are located in Japan (27 branch offices) and Israel (44 branch offices). Other significant operations are located in Australia, Canada and Mexico and in 9 South American countries. The Company uses the same general approach to testing, training and marketing tools in other areas of the world as employed in the United States with such modifications as may be appropriate for local cultural differences and business practices. In most of these countries, the Company primarily supplies temporary workers to the industrial, general office and technical markets.

                         THE COMPANY'S OTHER OPERATIONS

         The Company also owns Brook Street Bureau PLC which operates separate from the Manpower brand exclusively in the United Kingdom. Brook Street Bureau PLC, acquired by the Company in 1985, has a total of 91 branches in England, Scotland and Wales. It provides services in the office, industrial and catering markets. In 1996, approximately 90% of its revenues were derived from temporary placements and 10% were derived from permanent placement. Brook Street Bureau PLC competes in certain U.K. markets with the Company's Manpower brand. Its permanent placement business primarily consists of recruitment for office workers.

                                  COMPETITION

         Historically, in periods of economic prosperity, the number of firms operating in the temporary help industry has increased significantly due to the combination of a favorable economic climate and low barriers to entry. Recessionary periods, such as that experienced in the United States and United Kingdom in the early 1990s, result in a reduction in competition through consolidation and closures. However, historically this reduction has proven to be of a limited duration as the following periods of economic recovery have led to a return to growth in the number of competitors operating in the industry.

         The temporary employment services market throughout the world is highly competitive and highly fragmented with more than 15,000 firms competing in the industry throughout the world. In addition to the Company, the largest publicly owned companies (the only companies about which financial information is readily available) specializing in temporary employment services are Adecco S.A. (Switzerland), Kelly Services, Inc. (U.S.), The Olsten Corporation (U.S.), Randstad Holding N.V. (Holland), BIS S.A. (France), Pasona (Japan), and Interim Services, Inc. (U.S.). However, except for Adecco, S.A. these companies all operate primarily in their country of origin, with only small operations in a limited number of other markets.

         In the temporary help industry, competition is limited to firms with offices located within a customer's particular local market because temporary employees generally are unwilling to travel long distances. In most major markets, competitors generally include many of the publicly traded companies, and in addition, numerous regional and local competitors, some of which may operate only in a single market. Competition may also be provided by governmental entities, such as state employment offices in the United Kingdom and many European countries.

         Since client companies rely on temporary employment firms having offices within the local area in which they operate, competition varies from market-to-market and country-to-country. In most areas, no single company has a dominant share of the market. Many client companies use more than one temporary employment services provider; however, in recent years, the practice of using a sole temporary supplier or a primary supplier has become an increasingly important factor among the largest customers, particularly in the United States and the United Kingdom. These sole supplier relationships can have a significant impact on the Company's revenue and operating profit growth. The Company's strategy is to build its large account business, including sole supplier relationships. While the Company believes that these large account relationships will prove to be less cyclical in the long-term than its traditional business, volume reductions by such customers, whether related to economic factors or otherwise, could have a material adverse effect on the Company's results in any period.

Methods of Competition

         Temporary help firms act as intermediaries in matching available temporary workers to employer assignments. As a result, temporary help firms compete both to recruit and retain a supply of workers and to attract customers to use temporary employees. Competition is generally limited to firms having offices located in a specific local geographic market. Depending on the economy of a particular market at any point in time, it may be necessary to place greater emphasis on recruitment and retention of temporaries or marketing to customers. The Company recruits temporary workers through a wide variety of means, principally personal referrals and advertisements, and by providing an attractive compensation package, including health insurance, vacation and holiday pay, incentive plans and a recognition program.

         Methods used to market temporary services to customers vary depending on the customer's perceived need for temporary workers, the local labor supply, the length of assignment and the number of workers required. Depending on these factors, the Company competes by means of quality of service provided, scope of service offered and price. In the temporary help industry, quality is measured primarily by the ability to effectively match an individual worker to a specific assignment, as well as promptness in filling an order. Success in providing a high quality service is a function of the ability to access a large supply of available temporary workers, select suitable individuals for a particular assignment and, in some cases, train available workers in skills required for an assignment.

         An important aspect in the selection of a temporary worker for an assignment is the ability of the temporary services firm to identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to an employer's requirements. The Company has developed a variety of proprietary programs for identifying and assessing skill levels of its temporary workers, including Ultraskill(R) (for word processing skills), UltradexO (for several important light industrial skills) and Predicta (for critical general office skills) which are used in selecting a particular individual for a specific assignment. The Company believes that its assessment systems enable it to offer a higher quality service by increasing productivity, decreasing turnover and reducing absenteeism. The Company believes it is the only temporary employment firm whose employee selection systems have been statistically validated in full or complete accordance with the guidelines established by the Equal Employment Opportunity Commission and standards set forth by the American Psychological Association in the United States and similar authorities in various other countries. In the United Kingdom, candidates whose test results on Ultraskill(R) exceed prescribed levels are automatically certified through the Royal Society of Arts, one of the world's best known qualification standards for word processing skills.

         It is also important to be able to access a large network of skilled workers and to be able to "create" certain hard-to-find skills by offering training to available workers. The Company's competitive position is enhanced by being able to offer a wide variety of skills in one of the most important market segments for temporary work, the office automation market, through the use of a proprietary training system. This system, called Skillware(R), allows temporary workers to quickly and conveniently learn new or enhance existing office automation skills in a variety of word processing, data base, spreadsheet, data entry or graphics applications from a variety of the most popular software manufacturers including Microsoft and Lotus. Skillware(R) is a hands-on, disk-based training program enabling workers to train on the actual hardware and software to be utilized on an assignment. The Skillware(R) system combines the human elements of classroom instruction with the self-paced work-related aspects of a disk-based system. A Skillware(R) Administrator sets up the training, monitors all sessions and is available to answer questions. The Company supports over 150 different software programs through Skillware(R) for the equipment of a wide variety of hardware manufacturers, including IBM compatibles (PCs, mid-range and mainframes), Apple and DEC. New Skillware(R) is constantly developed or revised as new or updated hardware or software programs are introduced. The Company's offices maintain a variety of hardware and software commonly used in their local market. Every person completing a Skillware(R) course receives an Operator Support Manual and keyboard template which serves as an on-the-job reference and refresher.

         The Company also offers a variety of specific skill development programs in spelling, punctuation, keyboard skills and word processing to assist its temporaries in improving general office skills.

         The Company has partnered with CBT Systems to develop TechTrack, a CD-based training program for technical professionals. TechTrack is an interactive, self-directed training program which enhances technical employees' skills to meet the current and emerging demands of the business environment. TechTrack offers a spectrum of instruction focusing on client/server, networking and operating systems technologies. The training prepares technical employees for certification testing by guiding them through Visual Basic, C++ Programming, PowerBuilder, IEEE LAN Architecture and more than 200 other courses.

         Although temporary help firms compete in a local market, for administrative purposes, the largest customers demand national, and increasingly global, arrangements. Less than 5% of the Company's sales in 1996 were derived from global arrangements, but approximately 50% of the Company's sales in 1996 were derived from national arrangements. A large national or multi-national company will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to its local managers; this effectively limits competition to the few firms, including the Company, with large branch networks.

         The Company also competes in the large company market by providing permanent staff training using its Skillware(R) training capability, widespread office network and large temporary work force, to train the permanent employees of large companies, particularly in new word or data processing software programs or hardware configurations. Of the Fortune 100 companies, 90 have utilized Skillware training for their permanent staff. The Company believes its capability to offer permanent staff training, in addition to generating sufficient revenue to offset development costs, provides it with a key marketing advantage over its competitors in supplying temporary help to companies where it has been involved in significant staff training.

         Beginning in 1994 the Company began delivering to all workers - both its permanent employees and temporary staff - a training program that focuses on providing exceptional service. Called Putting Quality to Work, this series of eight independent video programs introduces concepts that will influence workers' attitudes and behavior, with an emphasis on providing better service to a company's customers and providing support to co-workers.

                                   REGULATION

         The temporary employment services industry is closely regulated in all of the major markets in which the Company operates except the United States and Canada. Temporary employment service firms are generally subject to one or more of the following types of government regulation: (i) regulation of the employer/employee relationship between the firm and its temporary employees;
(ii) registration, licensing, record keeping and reporting requirements; and
(iii) substantive limitations on its operations.

         In many markets, the existence or absence of collective bargaining agreements with labor organizations has a significant impact on the Company's operations and the ability of customers to use the Company's services. In some markets, labor agreements are structured on an industry-wide (rather than Company) basis. Changes in these collective labor agreements have occurred in the past and are expected to occur in the future and may have a material impact on the operations of temporary employment services firms, including the Company.

        In many countries, including the United States, temporary employment services firms are considered the legal employers of temporary workers. Therefore, the firm is governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers' compensation. In other countries, temporary employment services firms, while not the direct legal employer of temporary workers, are still responsible for collecting taxes and social security deductions and transmitting such amounts to the taxing authorities.

         In many countries, particularly in continental Europe, entry into the temporary employment market is restricted by the requirement to register with, or obtain licenses from, a government agency. In addition, a wide variety of ministerial requirements may be imposed, such as record keeping, written contracts and reporting. The United States and Canada do not presently have any form of national registration or licensing requirement.

         In addition to licensing or registration requirements, many countries impose substantive restrictions on temporary employment services. Such restrictions include regulations affecting the types of work permitted (e.g., Germany prohibits the use of temporary workers in construction work and Japan and Norway generally prohibit the use of temporary workers in industrial work), the maximum length of a temporary assignment (varying from 3 to 24 months), wage levels (e.g., in France, wages paid to temporaries must be the same as paid to permanent workers) or reasons for which temporary workers may be employed. In some countries special taxes, fees or costs are imposed in connection with the use of temporary workers. For example, in France, temporary workers are entitled to a 15% allowance for the precarious nature of employment which is reduced to 10% if a new assignment is offered to them within three days. In some countries, the contract of employment with the temporary employee must differ from the length of assignment.

         In the United States, the Company is subject to various federal and state laws relating to franchising, principally the Federal Trade Commission's franchise rules and analogous state laws. These laws and related rules and regulations impose specific disclosure requirements to prospective franchisees. Virtually all states also regulate the termination of franchises. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal Regulations and Union Relationships" which is found in the Company's 1996 Annual Report to Shareholders and which is incorporated herein by reference.

                                   TRADEMARKS

         The Company maintains a number of trademarks, tradenames, service marks and other intangible rights. The principal service marks are the Manpower(R) service mark and logo, Ultraskill(R), Skillware(R) and certain other names and logos, which are registered in the United States and certain other countries. The trademark Manpower(R) has been federally registered under United States Service Mark Registration No. 921701, issued October 5, 1971. Affidavits of use and incontestability have been filed. The Company renewed this registration for another ten years on October 5, 1991. The mark Skillware(R) has been federally registered under United States Trademark Registration No. 1413105, issued October 14, 1986, and the mark Ultraskill(R) has been federally registered under United States Trademark Registration No. 1361848, issued September 24, 1985. The Company plans to file affidavits of use and incontestability at the proper time and will effect timely renewals, as appropriate, for these and other intangible rights it maintains. The Company is not currently aware of any infringing uses which would be likely to substantially and detrimentally affect these rights.

                            RESEARCH AND DEVELOPMENT

         The Company's research and development efforts are concentrated on the development and updating of its Skillware(R) training and employee selection programs. Approximately 23 employees are engaged in research and development at the Company's international headquarters. Independent contractors are also utilized to assist in the development of these tools. Expenditures for research and development, which were internally financed, aggregated approximately $4.3 million in 1996, 1995 and 1994.

                                   EMPLOYEES

         The Company had approximately 10,200 permanent full-time employees at December 31, 1996. In addition, the Company estimates that it assigned over
1.6 million temporary workers on a worldwide basis in 1996. As described above, in most jurisdictions, the Company (through its subsidiaries), as the employer of its temporary workers or, as otherwise required by applicable law, is responsible for employment administration, including collection of withholding taxes, employer contributions for social security (or its equivalent outside the United States), unemployment tax, workers' compensation and fidelity and liability insurance, and other governmental requirements imposed on employers. In most jurisdictions where such benefits are not legally required, including the United States, the Company provides health and life insurance, paid holidays and paid vacations to qualifying temporary employees.

                FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                          OPERATIONS AND EXPORT SALES

         Note 12 to the Company's Consolidated Financial Statements sets forth the revenues, earnings before income taxes, identifiable assets and net assets derived from each geographical area for the years ended December 31, 1996, 1995 and 1994. Such note is found in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The Company's headquarters are in Glendale, Wisconsin, a suburb of Milwaukee. The Company owns, free of any material encumbrances, its headquarters, consisting of an 82,000 square foot building and a 32,000 square foot building situated on a sixteen-acre site in Glendale, Wisconsin.

         The Company owns two properties in England which are held for sale, consisting of a 24,000 square foot freehold building in London and a 90,000 square foot freehold building in St._Albans, Hertfordshire. The Company also owns additional properties in St._Albans and various other locations which are not material.

         Most of the Company's operations are conducted from leased premises, none of which are material to the Company taken as a whole. The Company does not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME OF OFFICER                                    OFFICE
---------------                                    ------
  Mitchell S. Fromstein            President and Chief Executive Officer of the Company since January, 1989, and
     Age 69                        Chairman of the Board since April, 1989.  President and Chief Executive
                                   Officer of Manpower from 1976 until 1996 and a director thereof from 1971 until 1996.  A director of the Company and its predecessors for more than five years.  Also a director of Aramark Corp.

  Jon F. Chait                     Executive Vice President, Secretary and a director of the Company since
    Age 46                         August, 1991, Chief Financial Officer of the Company since August, 1993 and
                                   Managing Director-International Operations since December, 1995.  Executive
                                   Vice President of Manpower from September, 1989 until 1996.  Also a director of Marshall & Ilsley Corporation.

  Terry A. Hueneke                 Executive Vice President of the Company and a director since December, 1995.
    Age 54                         Senior Vice President - Group Executive of Manpower from 1987 until 1996.

  Michael J. Van Handel            Vice President, Chief Accounting Officer and Treasurer of the Company and
    Age 37                         Manpower since February, 1995.  Vice President, International Accounting and
                                   Internal Audit of Manpower from September, 1992 to February, 1995 and
                                   Director of Internal Audit of Manpower prior thereto.

                                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is listed for trading on the New York Stock Exchange (the "NYSE"), which is the principal exchange for trading in the Company's shares. The table below sets forth the reported high and low sales price for shares of the Company's Common Stock on the NYSE during the indicated quarters based on the NYSE Trading Report:

                                                                                 High          Low
                                                                                 ----          ---
         Fiscal year ended December 31, 1996
            First Quarter . . . . . . . . . . . . . . . . . . . . . . . .       34 1/4        23 5/8
            Second Quarter  . . . . . . . . . . . . . . . . . . . . . . .       43            29 1/2
            Third Quarter . . . . . . . . . . . . . . . . . . . . . . . .       39 3/8        30
            Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . .       33 5/8        27 7/8

         Fiscal year ended December 31, 1995
            First Quarter . . . . . . . . . . . . . . . . . . . . . . . .       32 3/4        24 3/4
            Second Quarter  . . . . . . . . . . . . . . . . . . . . . . .       34 1/4        24 1/4
            Third Quarter . . . . . . . . . . . . . . . . . . . . . . . .       33 3/8        25 3/8
            Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . .       31 1/8        24 1/8


HOLDERS

         As of February 25, 1997, 81,703,035 shares of Common Stock were held of record by 5,247 record holders.

HISTORICAL DIVIDENDS

         The Company paid a dividend of $.07 per share in the second quarter and $.08 per share in the fourth quarter of 1996. The Company paid a dividend of $.06 per share in the second quarter and $.07 per share in the fourth quarter of 1995.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, under the heading "Selected Financial Data," (page 24) which information is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," (pages 7 to 10) which information is hereby incorporated herein by reference.

         Certain information included or incorporated by reference in this Annual Report on Form 10-K, including under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission or information contained in written material, releases and oral statements issued by or on behalf of the Company contain forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain factors such as competitive market pressures, material changes in demand from larger customers, including customers with which the Company has national or global arrangements, availability of temporary workers, changes in customer attitudes toward outsourcing, government policies adverse to the employment services industry and changes in economic conditions could cause actual results to differ materially from those in the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth in the Financial Statements and the Notes thereto (pages 11 to 23) contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, which information is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Executive Officers. Reference is made to "Executive Officers of the Registrant" in Part I after Item_4.

         (b) Directors. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997 at pages 3-4 under the caption "Election of Directors," which information is hereby incorporated herein by reference.

         (c) Section 16 Compliance. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997 at page 18 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997, at page 5 under the caption "Remuneration of Directors," pages 7-10 under the caption "Executive Compensation," and page 12 under the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997, at page 2 under the caption "Security Ownership of Certain Beneficial Owners" and at page 6 under the caption "Security Ownership of Management," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997, at page 5 under the caption "Remuneration of Directors" and at page 12 under the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


       (a)(1)  Financial Statements.                                                                PAGE NUMBER
                                                                                                     IN ANNUAL
                                                                                                     REPORT TO
                                                                                                   SHAREHOLDERS
                                                                                                   ------------
               Consolidated Financial Statements.  (Data incorporated by reference from the attached Annual Report to Shareholders):


                  Consolidated Balance Sheets as of December 31, 1996 and 1995   . . . . .             12-13

                  Consolidated Statements of Operations for the years ended                             11
                  December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . .

                  Consolidated Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . .              14

                  Consolidated Statements of Stockholders' Equity for the years
                  ended December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . .              15

                  Notes to Consolidated Financial Statements   . . . . . . . . . . . . . .             16-22

    (a)(2)  Financial Statement Schedules.

                Report of Independent Public Accountants on Financial Statement Schedules Consent of Independent Public Accountants SCHEDULE II
                - Valuation and Qualifying Accounts

    (a)(3)  Exhibits.

                See (c) below.

    (b)     Reports on Form 8-K.

                There were no reports on Form 8-K filed for the three months ended December 31, 1996.

    (c)         Exhibits.

       3.1 Articles of Incorporation of Manpower Inc. incorporated by reference to Annex_C of the Prospectus which is contained in Amendment No. 1 to Form S-4 (Registration No._33-38684).

       3.2        Amended and Restated By-laws of Manpower Inc.

       10.1       [Reserved]

       10.2       Revolving Credit Agreement dated April 1, 1996, between Manpower Inc. and the banks set forth therein, Credit Lyonnais, the First National Bank of
                  Chicago, Mellon Bank, N.A., Citibank International PLC and Citibank,
                  N.A., incorporated by reference to Form 10-Q of Manpower Inc. dated March
                  31, 1996.

       10.3       Amended and Restated Manpower 1991 Executive Stock Option and Restricted
                  Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated
                  September 30, 1996.**

       10.4       Manpower Savings Related Share Option Scheme, incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4
                  (Registration No. 33-38684).**

       10.5       Transfer Agreement dated February 25, 1991 between Manpower and the
                  Company (the "Transfer Agreement"), incorporated by reference to
                  Amendment No. 1 to the Company's Registration Statement on Form S-4
                  (Registration No. 33-38684).**

       10.6       Blue Arrow Savings Related Share Option Scheme, as assumed by Manpower pursuant to the Transfer Agreement, incorporated by reference to
                  Amendment No. 1 to the Company's Registration Statement on Form S-4
                  (Registration No. 33-38684).**

       10.7       Blue Arrow Executive Share Option Scheme, as assumed by Manpower pursuant to the Transfer Agreement, incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No.
                  33-38684).**

       10.8       Amended and Restated Manpower 1990 Employee Stock Purchase Plan**

       10.9       Manpower Retirement Plan, as amended and restated effective as of March
                  1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File
                  No. 0-9890, filed for the fiscal year ended October 31, 1989.**

       10.10      Amended and Restated Manpower 1994 Executive Stock Option and Restricted
                  Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated
                  September 30, 1996.**

       10.11(a)   Employment Agreement dated September 16, 1987 among Manpower, Mitchell S.
                  Fromstein and Manpower PLC, incorporated by reference to the Manpower
                  PLC's registration statement on Form 20-F filed with the Securities and
                  Exchange Commission on April 28, 1988, [Exhibit 2.11]; as amended May 19,
                  1989, incorporated by reference to Manpower PLC's Form 10-K, SEC File No.
                  0-9890, filed for the fiscal year ended October 31, 1989; and as amended on February 16, 1990 and October 4, 1990, incorporated by reference to
                  Manpower PLC's Form 10-K, SEC File No. 0-9890, filed for the fiscal year ended December 31, 1990.**

       10.11(b)   Amendment dated June 17, 1992 to Employment Agreement dated September 16,
                  1987, as amended, among Manpower, Mitchell S. Fromstein and Manpower PLC, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**

        10.11(c) Amendment dated March 22, 1994 to Employment Agreement dated September 16, 1987, as amended, among Manpower, Mitchell S. Fromstein and Manpower PLC, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.**

       10.12(a)   Employment Agreement dated September 16, 1987 among Manpower, Gilbert
                  Palay and Manpower PLC, incorporated by reference to Manpower PLC's registration statement on Form 20-F filed with the Securities and
                  Exchange Commission on May 1, 1989, incorporated by reference to Manpower
                  PLC's Form 10-K, SEC File No. 0-9890, filed for the fiscal year ended
                  October 31, 1989; and as amended on February 16, 1990 and October 4,
                  1990, incorporated by reference to Manpower PLC's Form 10-K, SEC File No.
                  0-9890, filed for the fiscal year ended December 31, 1990.**

       10.12(b)   Amendment dated June 17, 1992 to Employment Agreement dated September 16,
                  1987 among Manpower, Gilbert Palay and Manpower PLC, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**

       10.12(c)   Amendment dated September 16, 1993 to Employment Agreement dated
                  September 16, 1987, as amended, among Manpower, Gilbert Palay and
                  Manpower PLC, incorporated by reference to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1992.**

       10.12(d)   Consulting Agreement dated as of January 1, 1994 between
                  Manpower Inc. and Gilbert Palay, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.**

       10.13(a)   Employment Agreement between Jon F. Chait and Manpower International
                  Inc., dated August 3, 1991, as amended on March 12, 1992, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**

       10.13(b)   Amendment dated February 18, 1997 to Employment Agreement dated August 3,
                  1991, as amended, between Manpower Inc. and Jon F. Chait.**

       10.13(c)   Agreement dated February 18, 1997 between Manpower Inc. and Jon F.
                  Chait.**

       10.14      The Restricted Stock Plan of Manpower Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1992.**

       10.15      Amended and Restated Manpower 1991 Directors Stock Option Plan.**

       10.16      Amended and Restated Manpower Deferred Stock Plan.**

       10.17(a)   Agreement dated December 8, 1992 between Terry A. Hueneke and Manpower
                  International Inc., incorporated by reference to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1995.**

       10.17(b)   Employment Agreement between Terry A. Hueneke and Manpower Inc. dated
                  February 18, 1997.**

       10.17(c)   Agreement dated February 18, 1997 between Manpower Inc. and Terry A.
                  Hueneke.**

       13         1996 Annual Report to Shareholders.  Pursuant to Item 601
                  (b)(13)(ii), only the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.


       21         Subsidiaries of Manpower Inc.

       23         Consent of Arthur Andersen LLP, incorporated by reference to the
                  Schedules to the Financial Statements, which Schedules are contained in this Form 10-K.

       24         Powers of Attorney

       27         Financial Data Schedule

** Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MANPOWER INC.



                                      By:     /s/ Mitchell S. Fromstein
                                              ----------------------------
                                              Mitchell S. Fromstein
                                              Chairman of the Board

                                      Date:   March 27, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          NAME                                        TITLE                                     DATE
        --------                                    ---------                                 --------
/s/ Mitchell S. Fromstein              Chairman, President, Chief Executive                March 27, 1997
---------------------------
Mitchell S. Fromstein                  Officer and a Director
                                       (Principal Executive Officer)


/s/ Jon F. Chait                       Executive Vice President, Principal                 March 27, 1997
------------------------------
Jon F. Chait                           Financial Officer, Secretary and a
                                       Director


/s/ Michael J. Van Handel              Vice President, Chief Accounting Officer            March 27, 1997
--------------------------             and Treasurer (Principal Accounting Officer)
Michael J. Van Handel


Directors:  Audrey Freedman, Dudley J. Godfrey, Jr., Marvin B. Goodman, J. Ira
            Harris, Terry A. Hueneke, Newton N. Minow, Gilbert Palay and Dennis
            Stevenson


By: /s/ Jon F. Chait                                                                       March 27, 1997
    ------------------------
      Jon F. Chait
      Attorney-In-Fact*


*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
 and Shareholders of Manpower Inc.:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in Manpower Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                   ARTHUR ANDERSEN LLP

                                                   /s/ Arthur Andersen LLP

Milwaukee, Wisconsin,
January 31, 1997.



                                             ____________________




                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


         As independent public accountants, we hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Manpower Inc. of our report dated January 31, 1997, included in the 1996 Annual Report to Shareholders of Manpower Inc.

         We also consent to the incorporation of our reports included (or incorporated by reference) in this Annual Report on Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-40441, 33-51336, 33-55264, 33-84736 and 333-1040), the Company's
Registration Statements on Form S-3 (File Nos. 33-89660 and 333-6545) and the Company's Registration Statements on Form S-4 (File Nos. 333-650 and 33-95896).

                                                   ARTHUR ANDERSEN LLP

                                                   /s/ Arthur Andersen LLP

Milwaukee, Wisconsin,
March 28, 1997.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     For the years ended December 31, 1996, 1995, and 1994, in thousands:


Allowance for Doubtful Accounts:

                                       BALANCE AT              PROVISIONS                                  BALANCE AT
                                       BEGINNING  TRANSLATION  CHARGED TO               RECLASSIFICATIONS    END OF
                                        OF YEAR   ADJUSTMENTS   EARNINGS    WRITE-OFFS      AND OTHER         YEAR
                                       ---------  -----------  ----------   ----------  -----------------  ----------
Year ended December 31, 1996  . . . .    $32,901     (412)       12,360     (11,686)         363       $33,526

Year ended December 31, 1995  . . . .    $31,170     2,203        8,981      (9,424)        (29)       $32,901

Year ended December 31, 1994  . . . .    $19,829     1,470       14,807      (5,330)         394       $31,170