Form 10-Q
period 1997-03-31
MANPOWER INC /WI/
filed 1997-05-13
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                    March 31, 1997

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
                                             Shares Outstanding
     Class                                    at March 31, 1997
  Common Stock,                                  81,790,895
  $.01 par value

            MANPOWER INC. AND SUBSIDIARIES

                         INDEX
 Page
 Number

PART I    - FINANCIAL INFORMATION

 Item 1   - Financial Statements (unaudited)

                    - Consolidated Balance Sheets              3 - 4

                    - Consolidated Statements of Operations        5

                    - Supplemental Systemwide Information          5

                    - Consolidated Statements of Cash Flows        6

                    - Notes to Consolidated Financial Statements   7

 Item 2   - Management's Discussion and Analysis of
            Financial Condition and Results of Operations      8 - 9

PART II   - OTHER INFORMATION AND SIGNATURES

 Item 5   - Other Information                                     10

 Item 6   - Exhibits and Reports on Form 8-K                      10

 Signatures                                                       11

           PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            MANPOWER INC. AND SUBSIDIARIES

        Consolidated Balance Sheets (Unaudited)
                    (in thousands)

                        ASSETS


                                             March 31,      Dec. 31,
                                               1997           1996

CURRENT ASSETS:

Cash and cash equivalents                $    180,274   $    180,553
Accounts receivable, less allowance for
  doubtful accounts of $34,643 and
  $33,526, respectively                     1,141,339      1,167,468
Prepaid expenses and other assets              47,236         42,913
Future income tax benefits                     48,495         48,151
  Total current assets                      1,417,344      1,439,085

OTHER ASSETS:

Investments in licensees                       30,414         29,409
Other assets                                  168,070        162,390
  Total other assets                          198,484        191,799

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements
  and equipment                               297,731        302,547
Less: accumulated depreciation and
  amortization                                180,903        181,168
  Net property and equipment                  116,828        121,379
  Total assets                             $1,732,656     $1,752,263

      The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

        Consolidated Balance Sheets (Unaudited)
           (in thousands, except share data)

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                           March 31,     Dec. 31,
                                              1997        1996
CURRENT LIABILITIES:

Payable to banks                          $   17,775    $   24,375
Accounts payable                             239,348       235,466
Employee compensation payable                 57,010        60,222
Accrued liabilities                           90,552        87,444
Accrued payroll taxes and insurance          183,919       195,194
Value added taxes payable                    165,127       174,624
Income taxes payable                          31,180        30,945
Current maturities of long-term debt           2,347         2,986
  Total current liabilities                  787,258       811,256

OTHER LIABILITIES:

Long-term debt                               124,170       100,848
Other long-term liabilities                  239,460       239,453
  Total other liabilities                    363,630       340,301

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  authorized 25,000,000 shares,
  none issued                                    --            --
Common stock, $.01 par value,
  authorized 125,000,000 shares,
  issued 82,558,195 and 82,206,446
  shares, respectively                          826            822
Capital in excess of par value            1,587,053      1,579,868
Accumulated deficit                        (971,631)      (998,230)
Cumulative translation adjustments          (10,086)        21,476
Treasury stock at cost, 767,300 and 101,700
  shares, respectively                      (24,394)        (3,230)
Total stockholders' equity                  581,768        600,706
  Total liabilities and stockholders'
    equity                              $ 1,732,656      $ 1,752,263



      The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

      MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Operations (Unaudited)
         (in thousands, except per share data)


                                     3 Months Ended
                                        March 31,
                                    1997       1996

Revenues from services          $1,521,002$  1,309,167

Cost of services                1,244,347   1,064,528
  Gross profit                    276,655     244,639

Selling and administrative
  expenses                        236,301     209,161
  Operating profit                 40,354      35,478

Interest and other (income)
  expenses, net                       666        (211)
  Earnings before income taxes     39,688      35,689

Provision for income taxes         13,089      12,494
  Net earnings                  $  26,599   $  23,195

Net earnings per share          $     .32   $     .28

Weighted average common shares     83,119      82,778


  The accompanying notes to consolidated financial statements are an integral part of these statements.



            MANPOWER INC. AND SUBSIDIARIES

    Supplemental Systemwide Information (Unaudited)
                    (in thousands)

                                   3 Months Ended

                                      March 31,

                                 1997            1996

  Systemwide Sales            $1,850,584      $1,627,101

     Systemwide information represents the total of Company-owned branches and franchises.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Cash Flows (Unaudited)
                    (in thousands)
                                                    Months Ended
                                                      March 31,
                                                  1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                               $  26,599   $  23,195
    Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation                                8,840       7,612
       Amortization of intangible assets           1,032         636
       Deferred income taxes                        (344)      5,200
       Provision for doubtful accounts             2,844       2,839
       Changes in operating assets and
          liabilities:
         Accounts receivable                     (35,986)     66,584
         Other assets                            (20,638)    (11,604)
         Other liabilities                        29,745     (47,483)
         Cash provided by operating activities    12,092      46,979

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment           (9,408)     (9,197)
    Proceeds from the sale of property and
      equipment                                      690         347
    Cash used in investing activities             (8,718)     (8,850)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in payable to banks                (4,862)    (20,450)
    Proceeds from long-term debt                  23,664       2,361
    Repayment of long-term debt                     (312)     (3,517)
    Repurchase of common stock                   (21,164)         --
    Cash used in financing activities             (2,674)    (21,606)

    Effect of exchange rate changes on cash         (979)     (2,989)
       Net change in cash and cash equivalents      (279)     13,534

    Cash and cash equivalents, beginning
     of period                                   180,553     142,773
    Cash and cash equivalents, end of period   $ 180,274   $ 156,307

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                             $    1,741    $  3,972

    Income taxes paid                          $  14,785    $  5,773


The accompanying notes to consolidated financial statements are an integral part of these statements.

            MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

  For the Three Months Ended March 31, 1997 and 1996


(1)Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's latest annual report on Form 10-K for the year ended December
31, 1996.

(2)Accounting Policies

In February of 1997, the Financial Accounting Standards
Board issued SFAS No. 128, "Earnings per Share."  This
Statement revises the computation and presentation of earnings per share and will be adopted by the Company in the fourth quarter of 1997. The Company does not expect this Statement to have a significant impact on reported earnings per share. Had the Company adopted this Statement for the three months ended March 31, 1997 and 1996, both basic and diluted earnings per share would have been equal to those currently reported on the Statements of Operations.

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

(5)Subsequent Events

On April 28, 1997, the Company's Board of Directors declared a cash dividend of $.08 per share payable June
16, 1997 to shareholders of record on May 28, 1997.

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations

Operating Results - Three Months Ended March 31, 1997
and 1996

First quarter 1997 revenues increased 16.2% to $1,521.0 million. Revenues were unfavorably impacted 5.1% in the first quarter by currency exchange rates. Volume, as measured by billable hours of branch operations, increased 22.1% in the quarter. All of the Company's major markets experienced revenue increases, including the United States (12.2%), France (25.5% in French
Francs) and the United Kingdom (9.2% in Pound
Sterling).

Cost of services, which consists of payroll and related expenses of temporary workers, increased as a percentage of revenues to 81.8% in the first quarter of 1997 from 81.3% in the first quarter of 1996. During
1996, government employment incentive programs in certain of the Company's European markets reduced payroll taxes, resulting in the lower cost of services.
Without the impact of these programs, cost of services as a percentage of revenues in 1996 is comparable to the 1997 amount.

Selling and administrative expenses increased 13.0%, but decreased as a percentage of revenue to 15.5% in 1997 from 16.0% in 1996. This decrease reflects the improved leveraging of overhead costs with volume growth, primarily in France.

Net interest and other was $666,000 of expense in the first quarter of 1997 compared to income of $211,000 in the first quarter of 1996. This change is primarily due to the changes in net interest and translation losses.
Net interest was income of $144,000 in the first quarter of 1997 compared to income of $622,000 in the first quarter of 1996. This change in net interest income is primarily the result of an increase in interest expense caused by higher worldwide borrowing levels. The Company had a translation loss of $504,000 during the first quarter of 1997 due to the fluctuation in foreign currency exchange rates, compared to a loss of $161,000 in the first quarter of 1996.

The Company provided income taxes at an estimated rate of 33.0% which is equal to the expected annual effective rate for 1997. The Company's effective income tax rate for 1996 was 33.0%.

Liquidity and Capital Resources

Cash provided by operating activities was $12.1 million in the first quarter of 1997 compared to $47.0 million in the first quarter of 1996. This change reflects the increase in working capital requirements in the first quarter of 1997 compared to a decrease in the first quarter of 1996. Cash provided by operating activities before the change in working capital requirements was $39.0 million in the first quarter of 1997 compared to $39.5 million in 1996.

Capital expenditures increased to $9.4 million in the first quarter of 1997 from $9.2 million in the first quarter of 1996. These expenditures primarily consist of computer equipment and office furniture used in the Company's worldwide branch office network.

Net cash from additional borrowings was $18.5 million in the first quarter of 1997 compared to net cash used to retire borrowings of $21.6 million in the first quarter of 1996. The Company repurchased 665,600 shares of stock during the first quarter of 1997, at a cost of $21.2 million. These shares were purchased under the 1996 Board of Directors' authorization.

Accounts receivable decreased to $1,141.3 million at March 31, 1997 from $1,167.5 million at
December 31, 1996. This change is due to the impact of foreign exchange rates during the quarter, which reduced receivables by $59.2 million, offset by the increased sales level in all of the Company's major markets.

As of March 31, 1997, the Company had borrowings of $61.4 million outstanding under its $275 million U.S.
revolving credit facility, and borrowings of $58.9 million outstanding under its U.S. commercial paper program. The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

In addition, the Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of March 31, 1997, such lines totaled
$154.7 million, of which $136.9 million was unused.

On April 28, 1997, the Company's Board of Directors declared a cash dividend of $.08 per share which will be paid on June 16, 1997 to shareholders of record on May 28, 1997.

              PART II - OTHER INFORMATION


Item 5 - Other Information

    None


Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits
         27    Financial Data Schedule

    (b)  Reports on Form 8-K - None

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MANPOWER INC.
                                      -------------
                                      (Registrant)

Date: May 13, 1997            /s/ Michael J. Van Handel
                              -------------------------
                              Michael J. Van Handel
                              Vice President
                              Chief Accounting Officer & Treasurer
                              (Signing on behalf of the Registrant and as
                              Principal Accounting Officer)