Form 10-Q
period 1997-06-30
MANPOWER INC /WI/
filed 1997-08-13
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                     June 30, 1997

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

     Indicate by check mark whether the Registrant (1)
     has filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act
     of 1934 during the preceding 12 months (or for
     such shorter period that the Registrant was
     required to file such reports), and (2) has been
     subject to such filing requirements for the past
     90 days.
                    Yes [X]        No  [ ]

     Indicate the number of shares outstanding of each
     of the issuer's classes of common stock, as of the
     latest practicable date.
                                    Shares Outstanding
     Class                           at June 30, 1997

  Common Stock,                         81,893,933
 $.01 par value

            MANPOWER INC. AND SUBSIDIARIES

                         INDEX

                                                                       Page
                                                                      Number

PART I    - FINANCIAL INFORMATION

 Item 1   - Financial Statements (unaudited)
                    - Consolidated Balance Sheets                      3 - 4

                    - Consolidated Statements of
                      Operations                                           5

                    - Consolidated Statements of Cash
                      Flows                                                6

                    - Notes to Consolidated Financial
                      Statements                                           7


 Item 2   - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                 8 - 10

Item 3    - Quantitative and Qualitative Disclosures
            about Market Risk                                              10


PART II   - OTHER INFORMATION AND SIGNATURES

 Item 4   - Submission of Matters to a Vote of Security
            Holders                                                        11

 Item 5   - Other Information                                              12

 Item 6   - Exhibits and Reports on Form 8-K                               12

            Signatures                                                     13

            PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            MANPOWER INC. AND SUBSIDIARIES

        Consolidated Balance Sheets (Unaudited)
                    (in thousands)

                        ASSETS

                                         June 30,   Dec. 31,
                                           1997       1996

CURRENT ASSETS:

Cash and cash equivalents               $ 116,080  $ 180,553
Accounts receivable, less allowance for
    doubtful accounts of $35,289 and    1,286,688  1,167,468
$33,526, respectively
Prepaid expenses and other assets          57,281     42,913
Future income tax benefits
                                           50,841     48,151
    Total current assets                1,510,890  1,439,085


OTHER ASSETS:

Investments in licensees                   31,213     29,409
Other assets
                                          171,600    162,390
    Total other assets                    202,813    191,799

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements   302,621    302,547
and equipment
Less:  accumulated depreciation and
amortization                              184,629    181,168
     Net property and equipment
                                          117,992    121,379
     Total assets                      $1,831,695 $1,752,263


   The accompanying notes to consolidated financial
                      statements
     are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

        Consolidated Balance Sheets (Unaudited)
           (in thousands, except share data)

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                          June 30,  Dec. 31,
                                           1997       1996

CURRENT LIABILITIES:

Payable to banks                         $  49,152 $  24,375
Accounts payable                           263,651   235,466
Employee compensation payable               51,535    60,222
Accrued liabilities                         95,361    87,444
Accrued payroll taxes and insurance        218,460   195,194
Value added taxes payable                  173,174   174,624
Income taxes payable                        13,457    30,945
Current maturities of long-term debt
                                             1,264     2,986
    Total current liabilities              866,054   811,256

OTHER LIABILITIES:

Long-term debt                             129,287   100,848
Other long-term liabilities
                                           234,647   239,453
   Total other liabilities                 363,934   340,301

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
authorized 25,000,000 shares,                   --        --
  none issued
Common stock, $.01 par value, authorized
125,000,000 shares,                            827       822
  issued 82,661,233 and 82,206,446
shares, respectively
Capital in excess of par value           1,589,014 1,579,868
Accumulated deficit                       (937,288) (998,230)
Cumulative translation adjustments        (26,452)    21,476
Treasury stock at cost, 767,300 and
101,700 shares, respectively              (24,394)   (3,230)
   Total stockholders' equity              601,707   600,706
   Total liabilities and stockholders'   1,831,695 1,752,263
    equity

   The accompanying notes to consolidated financial
                      statements
     are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Operations (Unaudited)
         (in thousands, except per share data)

                                     3 Months Ended       6 Months Ended
                                        June 30,              June 30,
                                      1997        1996       1997         1996
Revenues from services             $1,792,216  $1,460,624  $3,313,218  $2,769,791

Cost of services                    1,473,066   1,191,364   2,717,413   2,255,892
    Gross profit                      319,150     269,260     595,805     513,899

Selling and administrative            257,028     218,612     493,329     427,773
 expenses
    Operating profit                   62,122     102,476      50,648      86,126

Interest and other (income)             1,090      (8,773)      1,756      (8,984)
expenses
    Earnings before income taxes       61,032      59,421     100,720      95,110

Provision for income taxes             20,140      20,819      33,229      33,313
    Net earnings                      $40,892     $38,602     $67,491     $61,797

Net earnings per share                $   .49     $   .46     $   .81     $   .74

Dividends declared per share          $   .08     $   .07     $   .08     $   .07

Weighted average common shares         83,134      83,144      83,159      82,976



    The accompanying notes to consolidated financial
                      statements
       are an integral part of these statements.


            MANPOWER INC. AND SUBSIDIARIES

    Supplemental Systemwide Information (Unaudited)
                    (in thousands)

                       3 Months Ended                   6 Months Ended
                          June 30,                          June 30,
                        1997       1996                 1997       1996

Systemwide Sales    $2,190,112  $1,794,139           $4,040,696  $3,421,240

Systemwide information represents the total of Company-owned branches and franchises.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Cash Flows (Unaudited)
                    (in thousands)

                                           6 Months Ended
                                              June 30,
                                           1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                          $ 67,491   $ 61,797
       Adjustments to reconcile net
       earnings to net cash by
       operating activities:
            Depreciation                   18,006     15,378
            Amortization of intangible      1,984      1,555
             assets
            Deferred income taxes         (2,690)      6,150
            Provision for doubtful          6,702      5,862
             accounts
            Gain on sale of securities         --    (8,452)
            Changes in operating
             assets and liabilities:
                  Accounts receivable   (213,439)   (94,743)
                  Other assets           (20,789)    (1,264)
                  Other liabilities        97,344     21,800
                  Cash Provided by       (45,391)      8,083
                   operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   (39,107)   (33,436)
  Purchases of businesses                      --   (31,206)
  Proceeds from the sale of property
   and equipment                            1,096        933
  Proceeds from sale of securities
                                               --      8,452
  Cash used in investing activities      (38,011)   (55,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in payable to banks           28,298    (7,519)
  Proceeds from long-term debt             29,074     21,614
  Repayment of long-term debt             (1,711)      (789)
  Dividends paid                          (6,549)    (5,735)
  Repurchase of common stock             (21,164)
                                                          --
  Cash used in financing activities
                                           27,948      7,571

  Effect of exchange rate changes on
   cash                                    (9,019)    (5,784)
  Net change in cash and cash             (64,473)   (45,387)
   equivalents

  Cash and cash equivalents, beginning    180,553    142,773
   of period
  Cash and cash equivalents, end of
   period                                $116,080    $ 97,386

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                          $  4,230    $  5,507

  Income taxes paid                      $ 46,706    $ 34,715


   The accompanying notes to consolidated financial
                      statements
       are an integral part of these statements.

            MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

    For the Six Months Ended June 30, 1997 and 1996



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

In February of 1997, the Financial Accounting Standards
Board issued SFAS No. 128, "Earnings per Share."  This
Statement revises the computation and presentation of earnings per share and will be adopted by the Company in the fourth quarter of 1997. Had the Company adopted this Statement for the six months ended June 30, 1997 and 1996, basic and diluted earnings per share would have been as follows:

                                    3 Months Ended        6 Months Ended
                                       June 30,              June 30,
                                    1997      1996        1997      1996
As reported on Statements of
 Operations                         $.49      $.46        $.81      $.84
As calculated under SFAS
 No. 128-
  Basic earnings per share          $.50      $.47        $.82      $.75
  Diluted earnings per share        $.49      $.46        $.81      $.74

(3)Operational Results

The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

(4)Income Taxes

The provision for income taxes has been computed using
the estimated annual effective tax rate based on the
information available as of June 30, 1997.   The
Company is currently assessing the impact of a corporate tax increase in France announced on July 22, 1997. This increase, retroactive to January 1, 1997, could result in a higher tax rate in the second half of 1997.

(5)Dividend

On April 28, 1997, the Company's Board of Directors declared a cash dividend of $.08 per share which was paid on June 16, 1997 to shareholders of record on May
28, 1997.

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations

Operating Results - Three Months Ended June 30, 1997
and 1996

Second quarter 1997 revenues increased 22.7 % to $1,792.2 million. Revenues were unfavorably impacted
5.8% in the second quarter by currency exchange rates.
Volume, as measured by billable hours of branch operations, increased 27.7% in the quarter. All of the Company's major markets experienced revenue increases, including the United States (14.7 %), France (33.6% in
French Francs) and Manpower-United Kingdom (18.0% in
Pound Sterling).

Cost of services, which consists of payroll and related expenses of temporary workers, increased as a percentage of revenues to 82.2% in the second quarter of 1997 from 81.6% in the second quarter of 1996.
During 1996, government employment incentive programs in certain of the Company's European markets reduced payroll taxes, resulting in the lower cost of services.
Without the impact of these programs, cost of services as a percentage of revenues in 1996 is comparable to the 1997 amount.

Selling and administrative expenses increased 17.6%, but decreased as a percentage of revenue to 14.3% in the second quarter of 1997 from 15.0% in the second quarter of 1996. This decrease reflects the improved leveraging of overhead costs with volume growth, primarily in France.

Net interest and other was $1.1 million of expense in
the second quarter of 1997 compared to income of
$8.8 million in the second quarter of 1996.   During
the second quarter of 1996, the Company recorded an $8.5 million gain on proceeds received from an equity interest and note related to the sale of Blue Arrow
Personnel Services Limited in 1991. The Company had previously deferred recognition of the equity interest and the note due to uncertainties regarding their eventual realization. The remaining difference between years is primarily due to changes in net interest, which was expense of $848,000 in the second quarter of 1997 compared to income of $534,000 in the second quarter of 1996. This change in net interest is primarily the result of an increase in interest expense caused by higher worldwide borrowing levels.

The Company provided income taxes at an estimated rate of 33.0% which is equal to the expected annual effective rate for 1997, based on the information available at June 30, 1997, and the Company's effective income tax rate for 1996. The Company is currently assessing the impact of a corporate tax increase in France announced on July 22, l997. This increase, retroactive to January 1, 1997, could result in a higher tax rate in the second half of 1997.

Net earnings per share was $.49 in the second quarter of 1997, compared to net earnings per share of $.46 in the second quarter of 1996. The 1996 earnings included non-recurring gains, net of taxes, of $.06 per share on the sale of the Company's equity interest discussed above.

Operating Results - Six Months Ended June 30, 1997 and
1996

Revenues for the first six months of 1997 increased
19.6% to $3,313.2 million. Revenues were unfavorably impacted 5.5% during the first six months by currency exchange rates. Volume, as measured by billable hours of branch operations, increased 25.1% for the six month period. All of the Company's major markets experienced revenue increases, including the United States (13.5%), France (30.0% in French Francs) and Manpower-United
Kingdom (13.5% in Pound Sterling).

Cost of services, which consists of payroll and related expenses of temporary workers, increased as a percentage of revenues to 82.0% in the first six months of 1997 from 81.4% in the first six months of 1996. As discussed above, government employment incentive programs in certain of the Company's European markets reduced payroll taxes in 1996. Without the impact of these programs, cost of services as a percentage of revenues in 1996 is comparable to the 1997 amount.

Selling and administrative expenses increased 15.3%, but decreased as a percentage of revenues to 14.9% in the first six months of 1997 from 15.4% in the first six months of 1996. This decrease reflects the improved leveraging of overhead costs with volume growth, primarily in France.

Net interest and other totaled $1.8 million of expense in the first six months of 1997 compared to $9.0 million of income in the first six months of 1996. As discussed above, the Company recorded an $8.5 million gain in the second quarter of 1996. The remaining change is primarily due to changes in net interest, which was $704,000 of expense in the first six months of 1997 compared to $1.2 million of income in the first six months of 1996. This change in net interest is primarily the result of an increase in interest expense caused by higher worldwide borrowing levels.

The Company provided income taxes at an estimated rate of 33.0% which is equal to the expected annual effective rate of 1997, based on the information available at June 30, 1997, and the Company's effective income tax rate for 1996. The Company is currently assessing the impact of a corporate tax increase in France announced on July 22, 1997. This increase, retroactive to January 1, 1997 could result in a higher tax rate in the second half of 1997.

Net earnings per share was $.81 for the first six months of 1997 compared to net earnings per share of $.74 for the first six months of 1996. The 1996 earnings included non-recurring gains, net of taxes, of $.06 per share on the sale of the Company's equity interest discussed above.

Liquidity and Capital Resources

Cash used by operating activities was $45.4 million in the first six months of 1997 compared to cash provided by operating activities of $8.1 million in the first six months of 1996. The change reflects the increase in working capital requirements of $136.9 million in the first six months of 1997 compared to $74.2 million in the first six months of 1996. Cash provided by operating activities before the changes in working capital requirements was $91.5 million in the first six months of 1997 compared to $82.3 million in the first six months of 1996, due primarily to the increased earnings level in 1997.

Capital expenditures were $39.1 million in the first six months of 1997 compared to $33.4 million during the first six months of 1996. These expenditures primarily consist of computer software and equipment and office furniture to be used in the branch office network.
During 1996, the Company had cash proceeds of $8.5 million from the sale of its equity interests discussed above.

During the first six months of 1996, the Company acquired A Teamwork Sverige AB (subsequently renamed
Manpower Teamwork Sverige AB), the largest employment services organization in Sweden, and several United
States franchises. Total cash paid for these acquisitions, net of cash acquired, was $31.2 million.
There were no significant acquisitions during the first six months of 1997.

Net cash from additional borrowings was $55.7 million
in the first six months of 1997 compared to $13.3
million in the first six months of 1996.   The
additional borrowings were used primarily to support the working capital growth in both years, and the repurchase of the Company's common stock in 1997. The
Company repurchased 665,600 shares of stock during the first six months of 1997, at a cost of $21.2 million.
These shares were purchased under the 1996 Board of Directors' authorization.

Accounts receivable increased to $1,286.7 million at June 30, 1997 from $1,167.5 million at December 31,
1996. This change is due to the increased sales level in all of the Company's major markets, offset by the impact of foreign exchange rates during the first six months which reduced receivables by $82.7 million.

As of June 30, 1997, the Company had borrowings of $74.2 million and letters of credit of $57.0 million outstanding under its $275 million U.S. revolving credit facility, and borrowings of $51.2 million outstanding under its U.S. commercial paper program.
The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of June 30, 1997, such lines totaled
$148.7 million, of which $99.6 million was unused.

On April 28, 1997, the Company's Board of Directors declared a cash dividend of $.08 per share which was paid on June 16, 1997 to shareholders of record on May
28, 1997.

Item 3 - Quantitative and Qualitative Disclosures About
Market Risk

Not applicable

              PART II - OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of  Security
Holders

On April 28, 1997, at the Company's Annual Meeting of
Shareholders (the "Annual Meeting") the shareholders of the Company voted to: (1) Elect three directors to serve until 2000 as Class I directors, (2) increase the number of shares authorized under the Manpower 1990
Employee Stock Purchase Plan; (3) increase the number of shares authorized under the Manpower 1991 Directors
Stock Option Plan; (4) approve an incentive bonus arrangement for the Company's Executive Vice President and Managing Director-International Operations; (5) approve an incentive bonus arrangement for the Company's Executive Vice President; and (6) ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for 1997. In addition, Messrs. J.
Ira Harris, Newton N. Minow, and Gilbert Palay continued as Class II directors (term expiring 1998), and Messrs. Jon F. Chait, Dudley J. Godfrey Jr., Marvin
B. Goodman continued as Class III directors (term expiring 1999). The results of the proposals voted upon at the Annual Meeting are as follows:


                                     For    Against  Withheld  Abstain  Broker
                                                                        Non-
                                                                        Vote
1.  a)  Election of Audrey        70,789,122   -      747,478    -       -
        Freedman

     b)  Election of              70,767,219   -      769,381    -       -
          Mitchell S. Fromstein

     c)  Election  of Dennis      70,783,641   -      752,959    -       -
          Stevenson

2.   Increase the number of
      shares authorized
      under the Manpower 1990
      Employee Stock Purchase
      Plan.                       70,912,816   553,320     -     70,464   -

3.   Increase the number of
      Shares authorized
      under the Manpower
      1991 Directors Stock
      Option Plan.                70,404,707  1,036,143    -      95,750  -

4.   Approve an incentive
      bonus arrangement
      for the Company's
      Executive Vice
      President and Managing
      Director - International
      Operations.                  68,762,022  2,652,318    -    122,260  -

5.   Approve an incentive
      bonus arrangement
      for the Company's
      Executive Vice
      President.                   68,766,231  2,651,669     -   118,700   -

6.   Ratification of Arthur
      Andersen LLP as
      independent auditors.        71,400,584     79,734     -     56,282  -

Item 5 - Other Information

     None


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

       10.1 Manpower 1991 Directors Stock Option Plan, as amended

       10.2 Amended and Restated Deferred Stock Plan of Manpower Inc.

       27   Financial Data Schedule

     (b)  Reports on Form 8-K - None

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MANPOWER INC.
                                      (Registrant)





Date: August 13, 1997           /s/ Michael J. Van Handel
                                -------------------------
                                Michael J. Van Handel
                                Vice President
                                Chief Accounting
                                Officer & Treasurer
                                (Signing on behalf of
                                the Registrant and as Principal
                                Accounting Officer)