Form 10-Q/A
period 1997-06-30
MANPOWER INC /WI/
filed 1997-10-10
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                      FORM 10-Q/A


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                     June 30, 1997

                          or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from: ______to______

            Commission file number: 1-10686

                     MANPOWER INC.
 (Exact name of registrant as specified in its charter)

       Wisconsin                                39-1672779
(State or other jurisdiction                  (IRS Employer
    of incorporation)                       Identification No.

     5301 N. Ironwood Road
     Milwaukee, Wisconsin                          53217
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
     $.01 par value

                   EXPLANATORY NOTE

This Form 10-Q/A is being filed for the purpose of correcting an inadvertent transposition of numbers in the Operating Profit line item in the Consolidated
Statements of Operations and an inadvertent transcription error in the EPS "As reported" line item in Note 2 to the Consolidated Financial Statements and several other non-material errors in the EDGAR filed copy of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.


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

            PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            MANPOWER INC. AND SUBSIDIARIES

        Consolidated Balance Sheets (Unaudited)
                    (in thousands)

                        ASSETS

                                          June 30,    Dec. 31,
                                           1997         1996
CURRENT ASSETS:

Cash and cash equivalents              $  116,080 $  180,553
Accounts receivable, less allowance for
    doubtful accounts of $35,289 and
    $33,526, respectively               1,286,688   1,167,468
Prepaid expenses and other assets          57,281      42,913
Future income tax benefits                 50,841      48,151
    Total current assets                1,510,890   1,439,085


OTHER ASSETS:

Investments in licensees                   31,213      29,409
Other assets                              171,600     162,390
    Total other assets                    202,813     191,799

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements
and equipment                             302,621     302,547
Less:  accumulated depreciation and
amortization                              184,629     181,168
     Net property and equipment           117,992     121,379
     Total assets                      $1,831,695  $1,752,263


   The accompanying notes to consolidated financial
                      statements
     are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

        Consolidated Balance Sheets (Unaudited)
           (in thousands, except share data)

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                          June 30,  Dec. 31,
                                           1997       1996

CURRENT LIABILITIES:

Payable to banks                         $  49,152 $  24,375
Accounts payable                           263,651   235,466
Employee compensation payable               51,535    60,222
Accrued liabilities                         95,361    87,444
Accrued payroll taxes and insurance        218,460   195,194
Value added taxes payable                  173,174   174,624
Income taxes payable                        13,457    30,945
Current maturities of long-term debt         1,264     2,986
    Total current liabilities              866,054   811,256

OTHER LIABILITIES:

Long-term debt                             129,287   100,848
Other long-term liabilities                234,647   239,453
   Total other liabilities                 363,934   340,301

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
authorized 25,000,000 shares,                   --        --
  none issued
Common stock, $.01 par value, authorized
  125,000,000 shares, issued
  82,661,233 and 82,206,446
  shares, respectively                          827        822
Capital in excess of par value            1,589,014  1,579,868
Accumulated deficit                       (937,288)  (998,230)
Cumulative translation adjustments         (26,452)     21,476
Treasury stock at cost, 767,300 and
101,700 shares, respectively               (24,394)    (3,230)
   Total stockholders' equity               601,707    600,706
   Total liabilities and stockholders'
     equity                              $1,831,695 $1,752,263


   The accompanying notes to consolidated financial
                      statements
     are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Operations (Unaudited)
         (in thousands, except per share data)


                                      3 Months Ended    6 Months Ended
                                         June 30,           June 30,
                                     1997       1996        1997         1996
Revenues from services           $1,792,216  $1,460,624  $3,313,218  $2,769,791

Cost of services                  1,473,066   1,191,364   2,717,413  2,255,892
    Gross profit                    319,150     269,260     595,805    513,899

Selling and administrative
  expenses                          257,028     218,612     493,329    427,773
    Operating profit                 62,122      50,648     102,476     86,126

Interest and other (income)
  expenses                            1,090     (8,773)       1,756    (8,984)
    Earnings before income taxes     61,032      59,421     100,720     95,110

Provision for income taxes           20,140      20,819      33,229     33,313
    Net earnings                    $40,892     $38,602     $67,491    $61,797

Net earnings per share              $   .49     $   .46     $   .81    $   .74

Dividends declared per share        $   .08     $   .07     $   .08    $   .07

Weighted average common shares       83,134      83,144      83,159     82,976


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

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Cash Flows (Unaudited)
                    (in thousands)

                                            6 Months Ended
                                               June 30,
                                            1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                           $67,491    $61,797
       Adjustments to reconcile net
       earnings to net cash
       by operating activities:
            Depreciation                   18,006     15,378
            Amortization of intangible
              assets                        1,984      1,555
            Deferred income taxes         (2,690)      6,150
            Provision for doubtful
              accounts                      6,702      5,862
            Gain on sale of securities         --    (8,452)
            Changes in operating
            assets and liabilities:
                  Accounts receivable   (213,439)   (94,743)
                  Other assets           (20,789)    (1,264)
                  Other liabilities        97,344     21,800
                  Cash (used) provided by
                  operating activities   (45,391)      8,083

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   (39,107)   (33,436)
  Purchases of businesses                      --   (31,206)
  Proceeds from the sale of property
    and equipment                           1,096        933
  Proceeds from sale of securities             --      8,452
  Cash used in investing activities      (38,011)   (55,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in payable to banks           28,298    (7,519)
  Proceeds from long-term debt             29,074     21,614
  Repayment of long-term debt             (1,711)      (789)
  Dividends paid                          (6,549)    (5,735)
  Repurchase of common stock             (21,164)         --

  Cash provided by financing
activities                                 27,948      7,571

  Effect of exchange rate changes on
    cash                                  (9,019)    (5,784)
  Net change in cash and cash
    equivalents                          (64,473)   (45,387)

  Cash and cash equivalents,
    beginning of period                   180,553    142,773
  Cash and cash equivalents, end of
    period                               $116,080    $97,386

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $4,230     $5,507

  Income taxes paid                       $46,706    $34,715


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

As reported on Statements of Operations $.49 $.46 $.81 $.74 As calculated under SFAS No. 128 -
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

                                         MANPOWER INC.
                                         -------------
                                         (Registrant)

Date: October 9, 1997          /s/ Michael J. Van Handel
                                --------------------------
                                Michael J. Van Handel
                                Vice President
                                Chief Accounting
                                Officer & Treasurer
                                (Signing on behalf of the Registrant
                                and as Principal Accounting Officer)