Form 10-Q
period 1997-09-30
MANPOWER INC /WI/
filed 1997-11-13
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                  September 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                          Shares Outstanding
   Common Stock                    at September 30, 1997
  $.01 par value                         81,143,932

            MANPOWER INC. AND SUBSIDIARIES


                         INDEX



                                                   Page
                                                 Number

PART I    - FINANCIAL INFORMATION

 Item 1   - Financial Statements (unaudited)
                    - Consolidated Balance Sheets              3 - 4

                    - Consolidated Statements of
                      Operations                               5

                    - Consolidated Statements of Cash
                      Flows                                    6

                    - Notes to Consolidated Financial
                      Statements                               7 - 8


 Item 2   - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                         9 - 11


PART II   - OTHER INFORMATION AND SIGNATURES


 Item 5   - Other Information                                  12

 Item 6   - Exhibits and Reports on Form 8-K                   12

 Signatures                                                    13

            PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            MANPOWER INC. AND SUBSIDIARIES

        Consolidated Balance Sheets (Unaudited)
                    (in thousands)

                        ASSETS

                                        Sept. 30,   Dec. 31,
                                           1997       1996
CURRENT ASSETS:

Cash and cash equivalents              $  157,035 $  180,553
Accounts receivable, less allowance     1,484,207  1,167,468
    for doubtful accounts of $38,120
    and $33,526, respectively
Prepaid expenses and other assets          62,950     42,913
Future income tax benefits                 55,234     48,151
    Total current assets                1,759,426  1,439,085


OTHER ASSETS:

Investments in licensees                   31,408     29,409
Other assets                              165,754    162,390
    Total other assets                    197,162    191,799

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements   311,291    302,547
    and equipment
Less:  accumulated depreciation and       190,795    181,168
    amortization
    Net property and equipment            120,496    121,379
     Total assets                      $2,077,084 $1,752,263

   The accompanying notes to consolidated financial
                      statements
     are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

        Consolidated Balance Sheets (Unaudited)
           (in thousands, except share data)

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                          Sept. 30,  Dec. 31,
                                             1997     1996
CURRENT LIABILITIES:

Payable to banks                         $  85,555 $  24,375
Accounts payable                           280,652   235,466
Employee compensation payable               64,934    60,222
Accrued liabilities                        126,742    87,444
Accrued payroll taxes and insurance        230,424   195,194
Value added taxes payable                  241,964   174,624
Income taxes payable                        15,748    30,945
Current maturities of long-term debt         1,597     2,986
    Total current liabilities            1,047,616   811,256


OTHER LIABILITIES:

Long-term debt                             171,399   100,848
Other long-term liabilities                239,251   239,453
   Total other liabilities                 410,650   340,301

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,                --        --
   authorized 25,000,000 shares,
   none issued
Common stock, $.01 par value, authorized       828       822
   125,000,000 shares,
   issued 82,759,932 and 82,206,446
   shares, respectively
Capital in excess of par value           1,590,502 1,579,868
Accumulated deficit                       (884,597) (998,230)
Cumulative translation adjustments        (30,687)    21,476
Treasury stock at cost, 1,616,000 and     (57,228)    (3,230)
   101,700 shares, respectively
   Total stockholders' equity             618,818    600,706
   Total liabilities and stockholders' $2,077,084 $1,752,263 equity





   The accompanying notes to consolidated financial
                      statements
     are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Operations (Unaudited)
         (in thousands, except per share data)


                                   3 Months Ended          9 Months Ended
                                    September 30,           September 30,
                                  1997         1996        1997        1996
Revenues from services         $1,973,020   $1,694,523  $5,286,238  $4,464,314


Cost of services                1,622,090    1,379,199   4,339,503   3,635,091
    Gross profit                  350,930      315,324     946,735     829,223

Selling and administrative        267,018      238,218     760,347     665,991
    expenses
    Operating profit               83,912       77,106     186,388     163,232


Interest and other (income)         1,119          603       2,875      (8,381)
    expenses
    Earnings before income taxes   82,793       76,503     183,513     171,613

Provision for income taxes         30,102       24,087      63,331      57,400
    Net earnings                $  52,691    $  52,416   $ 120,182  $  114,213

Net earnings per share          $     .63    $     .63   $    1.44  $     1.37

Dividends declared per share           --           --   $     .08  $      .07

Weighted average common shares     83,173       83,356      83,178      83,084


    The accompanying notes to consolidated financial
                      statements
       are an integral part of these statements.




            MANPOWER INC. AND SUBSIDIARIES

    Supplemental Systemwide Information (Unaudited)
                    (in thousands)


                           3 Months Ended             9 Months Ended
                            September 30,              September 30,
                         1997          1996          1997         1996

  Systemwide Sales    $2,420,387    $2,060,113    $6,461,083    $5,481,353

Systemwide information represents the total of Company-
            owned branches and franchises.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Cash Flows (Unaudited)
                    (in thousands)

                                            9 Months Ended
                                             September  30,
                                            1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                            120,182    114,213
       Adjustments to reconcile net
          earnings to net cash
          by operating activities:
            Depreciation                    27,787     23,848
            Amortization of intangible       2,357      2,695
               assets
            Deferred income taxes           (7,083)     1,159
            Provision for doubtful          10,661      9,777
               accounts
            Gain on sale of securities          --     (8,452)
            Changes in operating
               assets and liabilities:
                  Accounts receivable      (427,108) (233,054)
                  Other assets              (10,276)   12,431
                  Other liabilities         253,417   119,967
                  Cash (used) provided      (30,063)   42,584
                   by operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                      (62,573)  (49,773)
  Purchases of businesses                        --   (32,200)
  Proceeds from the sale of property          1,351       977
     and equipment
  Proceeds from sale of securities               --     8,452
  Cash used in investing activities         (61,222)  (72,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in payable to banks             65,307    (8,087)
  Proceeds from long-term debt               71,903    13,663
  Repayment of long-term debt                (2,085)   (1,501)
  Dividends paid                             (6,549)   (5,739)
  Repurchase of common stock                (53,998)       --
  Cash provided (used) by financing          74,578    (1,664)
     activities
  Effect of exchange rate changes on         (6,811)   (4,558)
     cash
  Net change in cash and cash               (23,518)  (36,182)
     equivalents

  Cash and cash equivalents, beginning      180,553   142,773
     of period
  Cash and cash equivalents, end of       $ 157,035 $ 106,591
     period

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                           $   7,389 $   5,437

  Income taxes paid                       $  60,082 $  57,700


   The accompanying notes to consolidated financial
                      statements
       are an integral part of these statements.

            MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

 For the Nine Months Ended September 30, 1997 and 1996



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

(2)Accounting Policies

In February of 1997, the Financial Accounting Standards
Board issued SFAS No. 128, "Earnings per Share."  This
Statement revises the computation and presentation of earnings per share and will be adopted by the Company in the fourth quarter of 1997. Had the Company adopted this Statement for the nine months ended September 30, 1997 and 1996, basic and diluted earnings per share would have been as follows:

                                   3 Months Ended      9 Months Ended
                                    September 30,        September 30,
                                   1997      1996       1997      1996

As reported on Statements of       $.63      $.63       $1.44     $1.37
   Operations
As calculated under SFAS No.
   128 -
   Basic earnings per share        $.64      $.64       $1.46     $1.40
   Diluted earnings per share      $.63      $.63       $1.44     $1.37

(3)Operational Results

The information furnished reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

(4)Income Taxes

The Company has provided income taxes for the nine month period ended September 30, 1997 at a rate of 34.5%, which is equal to the estimated annual effective tax rate based on the currently available information.
During the third quarter, the corporate income tax rate in France was increased from 36.6% to 41.6%, retroactive to January 1, 1997. The impact of this retroactive increase is fully reflected in the third quarter, resulting in a 36.4% tax rate for the quarter.

(5)Business Segment Data by Geographical Segment

Geographical Segment information is as follows:




                              3 Months Ended           9 Months Ended
                               September 30,            September 30,
                              1997       1996        1997         1996
Revenues from Services:
    United States (a)    $  523,023   $ 468,397   $1,470,829   $1,303,514
    France                  773,947     690,073    1,951,744    1,703,031
    United Kingdom          254,149     226,341      728,137      632,381
    Other Europe            221,447     182,014      607,630      478,839
    Other Countries         200,454     127,698      527,898      346,549
                         $1,973,020  $1,694,523   $5,286,238   $4,464,314




Earnings Before Income
Taxes:
   United States         $   26,064  $   25,877   $   67,846   $  63,855
   France                    32,611      29,441       63,629      54,535
   United Kingdom            13,088      11,354       27,844      23,809
   Other Europe              11,082      13,305       27,611      24,091
   Other Countries           10,699       4,963       25,476      15,919
   Other Corporate           (9,632)     (7,834)     (26,018)    (18,977)
     Expenses
     Operating Profit        83,912      77,106      186,388     163,232
   Interest & Other          (1,119)       (603)      (2,875)      8,381
     Income (Expense)
                         $   82,793   $  76,503   $  183,513   $ 171,613

(a) Total systemwide sales in the United States, which include sales of Company-owned branches and franchises, were $874,744 and $776,585 for the three months ended
September 30, 1997 and 1996, respectively, and
$2,457,301 and $2,155,583 for the nine months ended
September 30, 1997 and 1996, respectively.

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations

Operating Results - Three Months Ended September 30,
1997 and 1996

Revenues increased 16.4% to $1,973.0 million for the third quarter of 1997. Revenues were unfavorably impacted by changes in currency exchange rates during the quarter due to the strengthening of the U.S. Dollar relative to the currencies in most of the Company's non-
U.S. markets. At constant exchange rates, the increase in revenues would have been 26.7%. Volume, as measured by billable hours of branch operations, increased 23.7% in the quarter. All of the Company's major markets experienced revenue increases, including the United
States (11.7 %), France (34.1% in French Francs) and
Manpower-United Kingdom (9.7% in Pound Sterling).

Cost of services, which consists of payroll and related expenses of temporary workers, increased as a percentage of revenues to 82.2% in the third quarter of 1997 from 81.4% in the third quarter of 1996. During
1996, government employment incentive programs in certain of the Company's European markets reduced payroll taxes, resulting in the lower cost of services.
Without the impact of these programs, cost of services as a percentage of revenues in 1996 is comparable to the 1997 amount.

Selling and administrative expenses increased 12.1% for the quarter, but decreased as a percentage of revenue to 13.5% in the third quarter of 1997 from 14.1% in the third quarter of 1996. This decrease reflects the improved leveraging of overhead costs with volume growth in most of the Company's markets.

Net interest and other expense was $1.1 million in the third quarter of 1997 compared to $603,000 in the third quarter of 1996. This increase is due to a higher net interest expense, offset by a decrease in translation losses. Net interest expense was $914,000 in the third quarter of 1997 compared to $181,000 in the third quarter of 1996, due primarily to higher worldwide borrowing levels. Translation losses were $81,000 in the third quarter of 1997 compared to $458,000 in the third quarter of 1996.

The Company provided income taxes at a rate of 36.4% during the third quarter of 1997. This rate is higher than the estimated annual effective tax rate for 1997 because it includes the year-to-date impact of the corporate income tax rate increase in France. This tax increase was announced during the third quarter and is retroactive to January 1, 1997. (See Note 4 to
Consolidated Financial Statements.)

Net earnings per share was $.63 in the third quarter of
1997, equal to the net earnings per share in the third
quarter of 1996.   The 1997 earnings were negatively
impacted $.10 per share due to the lower currency exchange rates and the increase in corporate income taxes in France. In addition, the 1996 earnings include $.05 per share of non-recurring income from European employment initiative credits. Without these items, earnings per share would have increased by more than 25%.

Operating Results - Nine Months Ended September 30,
1997 and 1996

Revenues for the first nine months of 1997 increased
18.4% to $5,286.2 million. Revenues were unfavorably impacted by changes in currency exchange rates during the nine month period due to the strengthening of the U.S. Dollar relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, the increase in revenues would have been 25.7%.
Volume, as measured by billable hours of branch operations, increased 24.5% for the nine month period.
All of the Company's major markets experienced revenue increases, including the United States (12.8%), France
(31.6% in French Francs) and Manpower-United Kingdom
(12.1% in Pound Sterling).

Cost of services, which consists of payroll and related expenses of temporary workers, increased as a percentage of revenues to 82.1% in the first nine months of 1997 from 81.4% in the first nine months of 1996. As discussed above, government employment incentive programs in certain of the Company's European markets reduced payroll taxes in 1996. Without the impact of these programs, cost of services as a percentage of revenues in 1996 is comparable to the 1997 amount.

Selling and administrative expenses increased 14.2%, but decreased as a percentage of revenues to 14.4% in the first nine months of 1997 from 14.9% in the first nine months of 1996. This decrease reflects the improved leveraging of overhead costs with volume growth in most of the Company's markets.

Net interest and other totaled $2.9 million of expense in the first nine months of 1997 compared to $8.4 million of income in the first nine months of 1996.
During the second quarter of 1996, the Company recorded a non-recurring gain of $8.5 million from the sale of an equity interest. The remaining change is primarily due to changes in net interest, which was $1.6 million of expense in the first nine months of 1997 compared to $1.0 million of income in the first nine months of 1996. This change in net interest is primarily the result of higher worldwide borrowing levels.

The Company provided income taxes at a rate of 34.5% which is equal to the expected annual effective rate for 1997, based on currently available information.
This rate is higher than the annual effective rate in 1996 due to the increase in the corporate income tax rate in France. (See Note 4 to Consolidated Financial
Statements.)

Net earnings per share was $1.44 for the first nine months of 1997 compared to net earnings per share of $1.37 for the first nine months of 1996. The 1997 earnings were negatively impacted $.16 per share due to the lower currency exchange rates and the increase in the French corporate income tax rate. In addition, the 1996 earnings included non-recurring gains, net of taxes, of $.06 per share on the sale of the Company's equity interest discussed above, and $.13 per share for the European employment initiative credits. Without these items, earnings per share for the nine month period would have increased by more than 30%.

Liquidity and Capital Resources

Cash used by operating activities was $30.1 million in the first nine months of 1997 compared to cash provided by operating activities of $42.6 million in the first nine months of 1996. The change reflects the increase in working capital requirements of $184.0 million in the first nine months of 1997 compared to $100.7 million in the first nine months of 1996. The significant revenue growth in France, where DSO is in excess of 70 days, is the primary reason for this increase. Cash provided by operating activities before the changes in working capital requirements was $153.9 million in the first nine months of 1997 compared to $143.3 million in the first nine months of 1996, due primarily to the increased earnings level in 1997.

Capital expenditures were $62.6 million in the first nine months of 1997 compared to $49.8 million during the first nine months of 1996. These expenditures primarily consist of computer software and equipment and office furniture to be used in the branch office network.

During the first nine months of 1996, the Company acquired A Teamwork Sverige AB (subsequently renamed
Manpower Teamwork Sverige AB), the largest employment services organization in Sweden, and several United
States franchises. Total cash paid for these acquisitions, net of cash acquired, was $32.2 million.
There were no significant acquisitions during the first nine months of 1997. During 1996, the Company had cash proceeds of $8.5 million from the sale of its equity interests, as previously discussed.

Net cash from additional borrowings was $135.1 million
in the first nine months of 1997 compared to $4.1
million in the first nine months of 1996.   The
additional borrowings were primarily used to support the working capital growth in both years, and the repurchase of the Company's common stock in 1997. The
Company repurchased 1.5 million shares of common stock during the first nine months of 1997, at a cost of $54.0 million. These shares were purchased under the 1996 Board of Directors' authorization which allows for the repurchase of up to 5 million shares of common stock.

The Company paid cash dividends of $6.5 million during the first nine months of 1997 compared to cash dividends of $5.7 million during the first nine months of 1996.

Accounts receivable increased to $1,484.2 million at September 30, 1997 from $1,167.5 million at December
31, 1996. This change is due to the increased sales level in all of the Company's major markets, offset by the impact of currency exchange rates during the first nine months which reduced receivables by $93.3 million.

As of September 30, 1997, the Company had borrowings of $122.8 million and letters of credit of $59.0 million outstanding under its $275 million U.S. revolving credit facility, and borrowings of $45.0 million outstanding under its U.S. commercial paper program.
The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of September 30, 1997, such lines totaled
$151.3 million, of which $65.7 million was unused.


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

                             MANPOWER INC.
                             (Registrant)

Date: November 13, 1997      /s/  Michael J. Van Handel
                             --------------------------
                             Michael J. Van Handel
                             Vice President
                             Chief Accounting Officer & Treasurer
                             (Signing on behalf of the Registrant
                             and as Principal Accounting Officer)