Form 10-K405
period 1997-12-31
MANPOWER INC /WI/
filed 1998-03-31
CIK 871763

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-K
                         ------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934:  For the fiscal year ended December 31, 1997

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

Securities registered pursuant to Section 12(g) of the Act:  None


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,228,997,478 as of February 17, 1998. As of February 17, 1998, there were 80,599,001 of the registrant's shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Part I and Part II incorporate information by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1997. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998.

===============================================================================

                                     PART I

Item 1.  BUSINESS

Introduction and History

         Manpower Inc. (the "Company") is the largest non-governmental employment services organization in the world,(1) based on systemwide sales,(2) with over 2,700 offices in 48 countries. The Company's largest operations, based on revenues, are located in the United States, France and the United Kingdom. The Company is primarily engaged in temporary staffing services, contract services and training and testing of temporary and permanent workers. The Company provides employment services to a wide variety of customers, none of which individually comprise a significant portion of revenues within a given geographic region or for the Company as a whole. Unless the context requires otherwise, references to the Company include its subsidiaries.

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

          The Company's principal executive offices are located at 5301 North Ironwood Road, Milwaukee, Wisconsin 53217 (telephone: 414-961-1000).

                       THE COMPANY'S OPERATIONS - MANPOWER

United States

         In the United States, the Company's operations are carried out through both branch (i.e., Company-owned) and franchise offices. The Company had 671 branch and 455 franchise offices in the United States at December 31, 1997. The Company provides a number of central support services to its branches and franchises which enable it to maintain consistent service quality throughout the United States regardless of whether an office is a branch or franchise. The Company has developed a comprehensive system of assessment/selection, training and quality assurance for its temporary staffing operations. All assessment/selection, training and support materials are designed and produced by the Company for both branches and franchises. In addition, the Company conducts a series of training classes for all employees of both branches and franchises, including training classes for service representatives and branch managers, at its Milwaukee headquarters. The Company provides customer invoicing and payroll processing of its temporary employees for all branch offices and virtually all franchise offices through its Milwaukee headquarters.

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

         In the United States, the Company's operations are primarily related to providing temporary employment services. During 1997, approximately 41% of the Company's United States temporary help revenues were derived from placing office staff, 41% from placing industrial staff and 18% from placing technical and information technology staff.

----------
(1) Based on publicly available information, including annual reports to shareholders, filings with governmental agencies and investment analyst reports.
(2) Systemwide sales of the Company includes total sales of Company-owned branches and franchises.

France

         The Company is the second largest temporary employment service provider in France (see footnote 1 on page 1). The Company conducts its operations in France through over 692 branch offices under the name of Manpower and 32 branch offices under the name Supplay.

         The temporary services market in France is predominately industrial. In 1997, the Company derived approximately 74% of its revenue in France from the industrial sector, 13% from the construction sector and 13% from the office sector.

United Kingdom

         The Company is the largest supplier of temporary employment services in the United Kingdom (see footnote 1 on page 1). As of December 31, 1997, it conducted operations in the United Kingdom through 149 branch offices.

         The Company uses the same approach to assessment/selection, training and marketing programs in the United Kingdom as it uses in the United States with such modifications as necessary to reflect differences in language, culture and business practices. Ultraskill, the Company's proprietary program for assessing the word processing skills of its temporary workers, has received endorsement from the Royal Society of Arts, one of the world's foremost qualification standards for office skills. Candidates whose results exceed prescribed levels can be automatically certified through the RSA. The Company was the first temporary staffing company to be registered under BS5750-IS09000, the international quality assurance standard.

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

         During 1997, approximately 48% of the Company's revenues in the United Kingdom were derived from the supply of office staff, 22% from the supply of industrial staff, 19% from the supply of technical staff and information technology staff, 6% from the supply of nursing staff and 5% from the supply of drivers.

Other Europe

         The Company operates through 358 branch offices and 54 franchise offices in other European countries. These operations are located in such countries as Austria, Belgium, Denmark, Finland, Germany, Italy, The Netherlands, Norway, Spain and Sweden, all of which are branch offices, and Switzerland, which is a 49% owned franchise. The Company is the second largest non-governmental temporary employment services firm in the European Economic Community (see footnote 1 on page 1). The Company utilizes the same approach to selection, training, recruiting and marketing techniques in continental Europe as are used in the United States with such modifications as may be appropriate for local legal requirements, cultural characteristics and business practices.

Rest of the World

         The Company operates through 215 branch offices and 57 franchise offices in the other markets of the world. The largest of these operations are located in Japan (27 branch offices), Israel (56 branch offices), Mexico (35 branch offices) and Australia (23 branch offices and 2 franchise offices). Other significant operations are located in Canada and in 10 countries in South America and in 5 countries in Southeast Asia. The Company uses the same general approach to testing, training and marketing tools in other areas of the world as employed in the United States with such modifications as may be appropriate for local cultural differences and business practices. In most of these countries, the Company primarily supplies temporary workers to the industrial, general office and technical markets.

                         THE COMPANY'S OTHER OPERATIONS

         The Company also owns Brook Street Bureau PLC which operates separately from the Manpower brand and exclusively in the United Kingdom. Brook Street Bureau PLC, acquired by the Company in 1985, has a total of 93 branches in England, Scotland and Wales. It provides services in the office, industrial and catering markets. In 1997, approximately 92% of its revenues were derived from temporary placements and 8% were derived from permanent placement. Brook Street Bureau PLC competes in certain U.K. markets with the Company's Manpower brand. Its permanent placement business primarily consists of recruitment for office workers.

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

         The temporary employment services market throughout the world is highly competitive and highly fragmented with more than 15,000 firms competing in the industry throughout the world. In addition to the Company, the largest publicly owned companies (the only companies about which financial information is readily available) specializing in temporary employment services are Adecco, S.A. (Switzerland), Kelly Services, Inc. (U.S.), The Olsten Corporation (U.S.), Randstad Holding N.V. (Netherlands), and Vedior/Bis (Netherlands). However, except for Adecco, S.A. and Vedior/Bis, a substantial majority of the revenues of these companies are attributable to their home markets. Compared to the Company, each of them has a more limited network in foreign countries.

         In the temporary help industry, competition is limited to firms with offices located within a customer's particular local market because temporary employees (aside from certain employees in the technology services segment) are generally unwilling to travel long distances. In most major markets, competitors generally include many of the publicly traded companies, and in addition, numerous regional and local competitors, some of which may operate only in a single market. Competition may also be provided by governmental entities or agencies, such as state employment offices in the United Kingdom and many European countries.

         Since client companies rely on temporary employment firms having offices within the local area in which they operate, competition varies from market-to-market and country-to-country. In most areas, no single company has a dominant share of the market. Many client companies use more than one temporary employment services provider; however, in recent years, the practice of using a sole (or a limited number of) temporary supplier or a primary supplier has become an increasingly important factor among the largest customers, particularly in the United States and the United Kingdom. These sole supplier relationships can have a significant impact on the Company's revenue and operating profit growth. The Company's strategy is to build its large account business, including sole supplier relationships. While the Company believes that these large account relationships will prove to be less cyclical in the long-term than its traditional business, volume reductions by such customers, whether related to economic factors or otherwise, could have a material adverse effect on the Company's results in any period.

Methods of Competition

         Temporary staffing firms act as intermediaries in matching available temporary workers to employer assignments. As a result, temporary staffing firms compete both to recruit and retain a supply of workers and to attract customers to employ temporary employees. Competition is generally limited to firms having offices located in a specific local geographic market. Depending on the economy of a particular market at any point in time, it may be necessary for the Company to place greater emphasis on recruitment and retention of temporary workers or marketing to customers. The Company recruits temporary workers through a wide variety of means, principally personal referrals and advertisements, and by providing an attractive compensation package, including (in jurisdictions where such benefits are not otherwise required by law) health insurance, vacation and holiday pay, incentive plans and a recognition program.

         Methods used to market temporary services to customers vary depending on the customer's perceived need for temporary workers, the local labor supply, the length of assignment and the number of workers required. Depending on these factors, the Company competes by means of quality of service provided, scope of service offered and price. In the temporary help industry, quality is measured primarily by the ability to effectively match an individual worker to a specific assignment, as well as the rate of and promptness in filling an order. Success in providing a high quality service is a function of the ability to access a large supply of available temporary workers, select suitable individuals for a particular assignment and, in some cases, train available workers in skills required for an assignment.

         An important aspect in the selection of a temporary worker for an assignment is the ability of the temporary services firm to identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to an employer's requirements. The Company has developed a variety of proprietary programs for identifying and assessing skill levels of its temporary workers, including Ultraskill(R) (for word processing skills), Ultradex (for several important light industrial skills), Teleskill (for call center operations), Predicta (for critical general office skills) and Linguaskill (for language skills) which are used in selecting a particular individual for a specific assignment. The Company believes that its assessment systems enable it to offer a higher quality service by increasing productivity, decreasing turnover and reducing absenteeism. The Company believes it is the only temporary employment firm whose employee selection systems have been statistically validated in full or complete accordance with the guidelines established by the Equal Employment Opportunity Commission and standards set forth by the American Psychological Association in the United States and similar authorities in various other countries. In the United Kingdom, candidates whose test results on Ultraskill(R) exceed prescribed levels are automatically certified through the Royal Society of Arts, one of the world's best known qualification standards for word processing skills.

         It is also important to be able to access a large network of skilled workers and to be able to "create" certain hard-to-find skills by offering training to available workers. The Company's competitive position is enhanced by being able to offer a wide variety of skills in some of the most important market segments for temporary work through the use of training systems.

         For the office automation market, the Company has a proprietary training system called Skillware(R) which allows temporary workers to quickly and conveniently learn new or enhance existing skills in over 80 different word processing, data base, spreadsheet, data entry or graphics applications from a variety of manufacturers including Microsoft and Lotus. Skillware(R) is a hands-on, disk-based training program enabling workers to train on the actual hardware and software to be utilized on an assignment. The Skillware(R) system combines the human elements of classroom instruction with the self-paced work-related aspects of a disk-based system. A Skillware(R) administrator sets up the training, monitors all sessions and is available to answer questions. Every person completing a Skillware(R) course receives an Operator Support Manual and keyboard template which serves as an on-the-job reference and refresher. The Company supports over 150 different software programs through Skillware(R) for the equipment of a wide variety of hardware manufacturers, including IBM compatibles (PCs, mid-range and mainframes), Apple and DEC. New Skillware(R) is constantly developed or revised as new or updated hardware or software programs are introduced.

         To assist its temporary workers in improving general office skills, the Company offers a variety of specific skill development programs in spelling, punctuation, keyboard skills and word processing.

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

         Beginning in 1994 the Company began delivering to all workers, both its permanent employees and temporary staff, a training program that focuses on providing exceptional service. Called Putting Quality to Work, this series of eight independent video programs introduces concepts that will influence workers' attitudes and behavior, with an emphasis on providing better service to a company's customers and providing support to co-workers.

         Although temporary help firms compete in a local market, for administrative purposes, the largest customers demand national, and increasingly global, arrangements. A large national or multi-national customer will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to its local managers; this effectively limits competition to the few firms, including the Company, with large branch networks. National arrangements, which generally fix either the pricing or mark-up on services performed in a particular country, represented approximately 50% of the Company's sales in 1997. Global arrangements, where the Company services multinational customers in several countries, represented approximately 10% of the Company's sales in 1997. Since the Company provides services to a wide variety of customers, there is no one customer that individually comprises a significant portion of revenues within a given geographic region or for the Company as a whole.

         The Company competes in the large company market by providing permanent staff training using its Skillware(R) training capability, widespread office network and large temporary work force, to train the permanent employees of large companies, particularly in new word or data processing software programs or hardware configurations. In the United States, 86 of the Fortune 100 companies have used Skillware training for their permanent staff. The Company believes its capability to offer permanent staff training, in addition to generating sufficient revenue to offset development costs, provides it with a key marketing advantage over its competitors in supplying temporary staff to companies where it has been involved in significant staff training.

                                   REGULATION

         The temporary employment services industry is closely regulated in all of the major markets in which the Company operates except the United States and Canada. Temporary employment service firms are generally subject to one or more of the following types of government regulation: (i) regulation of the employer/employee relationship between the firm and its temporary employees;
(ii) registration, licensing, record keeping and reporting requirements; and
(iii) substantive limitations on its operations or the use of temporary employees by customers.

         In many markets, the existence or absence of collective bargaining agreements with labor organizations has a significant impact on the Company's operations and the ability of customers to use the Company's services. In some markets, labor agreements are structured on an industry-wide (rather than company-by-company) basis. Changes in these collective labor agreements have occurred in the past and are expected to occur in the future and may have a material impact on the operations of temporary employment services firms, including the Company.

         In many countries, including the United States and the United Kingdom, temporary employment services firms are considered the legal employers of temporary workers. Therefore, the firm is governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers' compensation. In other countries, temporary employment services firms, while not the direct legal employer of temporary workers, are still responsible for collecting taxes and social security deductions and transmitting such amounts to the taxing authorities.

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

         In addition to licensing or registration requirements, many countries impose substantive restrictions on the use of temporary employment services. Such restrictions include regulations affecting the types of work permitted (e.g., Germany prohibits the use of temporary workers in construction work and Japan and Norway generally prohibit the use of temporary workers in industrial work), the maximum length of a temporary assignment (varying from 3 to 24 months), wage levels (e.g., in France, wages paid to temporary workers must be the same as paid to permanent workers) or reasons for which temporary workers may be employed. In some countries special taxes, fees or costs are imposed in connection with the use of temporary workers. For example, in France, temporary workers are entitled to a 10% allowance for the precarious nature of employment which is eliminated if a full-time position is offered to them within three days. In some countries, the contract of employment with the temporary employee must differ from the length of assignment.

         In the United States, the Company is subject to various federal and state laws relating to franchising, principally the Federal Trade Commission's franchise rules and analogous state laws. These laws and related rules and regulations impose specific disclosure requirements on prospective franchisees. Virtually all states also regulate the termination of franchises. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal Regulations and Union Relationships" which is found in the Company's 1997 Annual Report to Shareholders and which is incorporated herein by reference.

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

                            RESEARCH AND DEVELOPMENT

         The Company's research and development efforts are concentrated on the development and updating of its Skillware(R) training and employee selection programs. Approximately 31 employees are engaged in research and development at the Company's international headquarters. Independent contractors are also hired to assist in the development of these tools. Expenditures for research and development, which were internally financed, aggregated approximately $3.5 million in 1997 and approximately $4.3 million in 1996 and 1995.

                                    EMPLOYEES

         The Company had approximately 12,000 permanent full-time employees at December 31, 1997. In addition, the Company estimates that it assigned over 2.0 million temporary workers on a worldwide basis in 1997. As described above, in most jurisdictions, the Company (through its subsidiaries), as the employer of its temporary workers or, as otherwise required by applicable law, is responsible for employment administration, including collection of withholding taxes, employer contributions for social security (or its equivalent outside the United States), unemployment tax, workers' compensation and fidelity and liability insurance, and other governmental requirements imposed on employers. In most jurisdictions where such benefits are not legally required, including the United States, the Company provides health and life insurance, paid holidays and paid vacations to qualifying temporary employees.

                FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                           OPERATIONS AND EXPORT SALES

         Note 12 to the Company's Consolidated Financial Statements sets forth the revenues, earnings before income taxes, identifiable assets and net assets derived from each geographical area for the years ended December 31, 1997, 1996 and 1995. Such note is found in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The Company's international headquarters are in Glendale, Wisconsin, a suburb of Milwaukee. The Company owns, free of any material encumbrances, an 82,000 square foot building and a 32,000 square foot building situated on a sixteen-acre site in Glendale, Wisconsin.

         The Company owns two properties in England which are held for sale, consisting of a 24,000 square foot freehold building in London and a 90,000 square foot freehold building in St. Albans, Hertfordshire. The Company also owns additional properties at various other locations which are not material.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME OF OFFICER                                      OFFICE
---------------                                      ------

Mitchell S. Fromstein              President and Chief  Executive  Officer of
 Age 70                            the Company since  January, 1989, and
                                   Chairman of the Board since April, 1989.
                                   President and Chief Executive Officer of
                                   Manpower from 1976 until 1996 and a director thereof from 1971 until 1996. A director of the Company and its predecessors for more than five years. Also a director of Aramark
                                   Corp.

Jon F. Chait                       Executive  Vice  President,  Secretary and a
 Age 47                            director of the Company since August,
                                   1991, Chief Financial Officer of the Company since August, 1993 and Managing
                                   Director-International Operations since
                                   December, 1995. Executive Vice President of
                                   Manpower from September, 1989 until 1996.
                                   Also a director of Marshall & Ilsley
                                   Corporation.

Terry A. Hueneke                   Executive Vice President of the Company and
 Age 55                            a director since December, 1995. Senior Vice
                                   President - Group Executive of Manpower from
                                   1987 until 1996.

Michael J. Van Handel              Vice  President, Chief Accounting Officer
 Age 38                            and Treasurer of the Company  since
                                   February, 1995 and of Manpower from February,
                                   1995 to June, 1996. Vice President,
                                   International Accounting and Internal Audit of Manpower from September, 1992 to February,
                                   1995 and Director of Internal Audit of
                                   Manpower prior thereto.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is listed for trading on the New York Stock Exchange (the "NYSE"), which is the principal exchange for trading in the Company's shares. The table below sets forth the reported high and low sales price for shares of the Company's Common Stock on the NYSE during the indicated quarters based on the NYSE Trading Report:

                                                          High           Low
                                                          ----           ---
          Fiscal year ended December 31, 1997
            First Quarter..............................  40 1/2         29 1/2
            Second Quarter.............................  49             35 1/4
            Third Quarter..............................  50 3/8         37
            Fourth Quarter.............................  40 3/4         35 1/4

          Fiscal year ended December 31, 1996
            First Quarter..............................  34 1/4         23 5/8
            Second Quarter.............................  43             29 1/2
            Third Quarter..............................  39 3/8         30
            Fourth Quarter.............................  33 5/8         27 7/8

HOLDERS

         As of February 17, 1998, 80,599,001 shares of Common Stock were held of record by 5,751 record holders.

HISTORICAL DIVIDENDS

         The Company paid a dividend of $0.08 per share in the second quarter and $0.09 per share in the fourth quarter of 1997. The Company paid a dividend of $.07 per share in the second quarter and $.08 per share in the fourth quarter of 1996.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, under the heading "Selected Financial Data," (page 31) which information is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," (pages 11 to 15) which information is hereby incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, under the heading "Significant Matters Affecting Results of Operations," (pages 13 to
15) which information is hereby incorporated herein by reference.

         Certain information included or incorporated by reference in this Annual Report on Form 10-K and identified by use of the words "expects," "believes," "plans" or the like constitutes forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, any information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission, as well as information contained in written material, releases and oral statements issued by or on behalf of the Company may include forward-looking statements. All statements which address operating performance, events or developments that the Company expects or anticipates will occur or future financial performance are forward-looking statements.

These forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

- material changes in the demand from larger customers, including customers with which the Company has national or global arrangements
- availability of temporary workers or increases in the wages paid to these workers
-  competitive market pressures, including pricing pressures
-  ability to successfully invest in technology developments
-  changes in customer attitudes toward the use of staffing services
- government or regulatory policies adverse to the employment services industry
-  general economic conditions in international markets
-  interest rate and exchange rate fluctuations

The Company disclaims any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth in the Financial Statements and the Notes thereto (pages 17 to 31) contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, which information is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Executive Officers. Reference is made to "Executive Officers of the Registrant" in Part I after Item 4.

         (b) Directors. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 at pages 3 to 4 under the caption "Election of Directors," which information is hereby incorporated herein by reference.

         (c) Section 16 Compliance. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 at page 13 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998, at page 5 under the caption "Remuneration of Directors," pages 7 to 9 under the caption "Executive Compensation," and page 12 under the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998, at page 2 under the caption "Security Ownership of Certain Beneficial Owners" and at page 6 under the caption "Security Ownership of Management," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998, at page 5 under the caption "Remuneration of Directors" and at page 12 under the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1)  Financial Statements.                                  PAGE NUMBER(S)
                                                                IN ANNUAL REPORT
                                                                TO SHAREHOLDERS
                                                                ---------------

         Consolidated Financial Statements. (Data incorporated by reference from the attached Annual Report to Shareholders):


           Consolidated Balance Sheets as of December 31, 1997
           and 1996...........................................       18-19

           Consolidated Statements of Operations for the years
           ended December 31, 1997, 1996 and 1995..............       17

           Consolidated Statements of Cash Flows for the years
           ended December 31, 1997, 1996 and 1995..............       20

           Consolidated Statements of Stockholders' Equity for
           the years ended December 31, 1997, 1996 and 1995....       21

           Notes to Consolidated Financial Statements..........      22-29

 (a)(2)  Financial Statement Schedules.

           Report of Independent Public Accountants on the Financial Statement Schedule
           Consent of Independent Public Accountants
           SCHEDULE II - Valuation and Qualifying Accounts

 (a)(3) Exhibits.

           See (c) below.

 (b)    Reports on Form 8-K.

           There was one report on Form 8-K filed on December 2, 1997 for the three months ended December 31, 1997.

 (c)       Exhibits.

 3.1 Articles of Incorporation of Manpower Inc. incorporated by reference to Annex C of the Prospectus which is contained in Amendment No. 1 to Form S-4 (Registration No. 33-38684).

 3.2 Amended and Restated By-laws of Manpower Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

 10.1      [Reserved].


 10.2 Revolving Credit Agreement dated November 25, 1997, between Manpower Inc. and the banks set forth therein, Credit Lyonnais, the First National Bank of Chicago, Fleet National Bank, Mellon Bank, N.A., Citibank International PLC and Citibank, N.A.

 10.3 Amended and Restated Manpower 1991 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996.**

 10.4 Manpower Savings Related Share Option Scheme, incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-38684).**

 10.5 Transfer Agreement dated February 25, 1991 between Manpower and the Company (the "Transfer Agreement"), incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-38684).**

 10.6 Blue Arrow Savings Related Share Option Scheme, as assumed by Manpower pursuant to the Transfer Agreement, incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-38684).**

 10.7 Blue Arrow Executive Share Option Scheme, as assumed by Manpower pursuant to the Transfer Agreement, incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-38684).**

 10.8 Amended and Restated Manpower 1990 Employee Stock Purchase Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-31021).**

 10.9 Manpower Retirement Plan, as amended and restated effective as of March 1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989.**

 10.10 Amended and Restated Manpower 1994 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996.**

 10.11(a) Employment Agreement dated September 16, 1987 among Manpower, Mitchell S. Fromstein and Manpower PLC, incorporated by reference to the Manpower PLC's registration statement on Form 20-F filed with the Securities and Exchange Commission on March 30, 1988, as amended
           May 19, 1989, incorporated by reference to Manpower PLC's Form 10-K, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989; and as amended on February 16, 1990 and October 4,1990, incorporated by reference to Manpower PLC's Form 10-K, SEC File
           No. 0-9890, filed for the fiscal year ended December 31, 1990.**

 10.11(b) Amendment dated June 17, 1992 to Employment Agreement dated September 16, 1987, as amended, among Manpower, Mitchell S. Fromstein and Manpower PLC, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**

 10.11(c) Amendment dated March 22, 1994 to Employment Agreement dated September 16, 1987, as amended, among Manpower, Mitchell S. Fromstein and Manpower PLC, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**

 10.12(a) Employment Agreement dated September 16, 1987 among Manpower, Gilbert Palay and Manpower PLC, incorporated by reference to Manpower PLC's registration statement on Form 20-F filed with the Securities and Exchange Commission on May 1, 1989, incorporated by reference to Manpower PLC's Form 10-K, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989; and as amended on February 16, 1990 and October 4, 1990, incorporated by reference to Manpower PLC's Form 10-K, SEC File No. 0-9890, filed for the fiscal year ended December 31, 1990.**

 10.12(b) Consulting Agreement dated as of January 1, 1994 between Manpower Inc. and Gilbert Palay, incorporated by reference to the Company's Annual Report on

           Form 10-K for the fiscal year ended December 31, 1993.**

 10.13(a) Amended and Restated Employment Agreement between Jon F. Chait and Manpower International Inc., dated August 3, 1991, as amended on March 12, 1992, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**

 10.13(b) Amendment dated February 18, 1997 to Amended and Restated Employment Agreement dated August 3, 1991, as amended, between Manpower Inc. and Jon F. Chait, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**

 10.14 The Restricted Stock Plan of Manpower Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**

 10.15 Amended and Restated Manpower 1991 Directors Stock Option Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-31021).**

 10.16 Amended and Restated Manpower Deferred Stock Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**

 10.17(a) Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February 18, 1997, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**

 10.17(b) Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February 23, 1998.**

 13 1997 Annual Report to Shareholders. Pursuant to Item 601(b)(13)(ii) of Regulation S-K, any of the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

 21        Subsidiaries of Manpower Inc.

 23 Consent of Arthur Andersen LLP, incorporated by reference to the Schedule to the Financial Statements, which Schedule is contained in this Form 10-K.

 24        Powers of Attorney.

 27.1      Financial Data Schedule.

 27.2      Restated Financial Data Schedule (9 months ended September 30, 1997).

 27.3      Restated Financial Data Schedule (6 months ended June 30, 1997).

 27.4      Restated Financial Data Schedule (3 months ended March 31, 1997).

 27.5      Restated Financial Data Schedule (12 months ended December 31, 1996).

 27.6      Restated Financial Data Schedule (9 months ended September 30, 1996).

 27.7      Restated Financial Data Schedule (6 months ended June 30, 1996).



**  Management contract or compensatory plan or arrangement.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               MANPOWER INC.



                                               By: /s/ Mitchell S. Fromstein
                                                   -------------------------
                                                       Mitchell S. Fromstein
                                                       Chairman of the Board

                                               Date:   March 30, 1998



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Name                                          Title                                      Date
           ----                                          -----                                      ----

/s/ Mitchell S. Fromstein                Chairman, President, Chief Executive                 March 30, 1998
---------------------------              Officer and a Director
Mitchell S. Fromstein                    (Principal Executive Officer)


/s/ Jon F. Chait                         Executive Vice President, Managing Director -        March 30, 1998
------------------------------           International Operations, Chief Financial
Jon F. Chait                             Officer, Secretary and a Director
                                         (Principal Financial Officer)


/s/ Michael J. Van Handel                Vice President, Chief Accounting Officer             March 30, 1998
--------------------------               and Treasurer (Principal Accounting Officer)
Michael J. Van Handel




Directors:   Audrey Freedman, Dudley J. Godfrey, Jr., Marvin B. Goodman,
             J. Ira Harris, Terry A. Hueneke,  Newton N. Minow, Gilbert Palay
             and Dennis Stevenson


By: /s/ Jon F. Chait                                                                          March 30, 1998
    ------------------------
      Jon F. Chait
      Attorney-In-Fact*



*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
 and Shareholders of Manpower Inc.:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in Manpower Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 30, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     /s/ Arthur Andersen LLP

                                                     ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
January 30, 1998.



                              --------------------




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


         As independent public accountants, we hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Manpower Inc. of our report dated January 30, 1998, included in the 1997 Annual Report to Shareholders of Manpower Inc.

         We also consent to the incorporation of our reports included (or incorporated by reference) in this Annual Report on Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-40441, 33-51336, 33-55264, 33-84736, 333-1040 and 333-31021), the Company's
Registration Statements on Form S-3 (File Nos. 33-89660 and 333-6545) and the Company's Registration Statements on Form S-4 (File Nos. 333-650 and 33-95896).

                                                     /s/ Arthur Andersen LLP

                                                     ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
March 30, 1998.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            For the years ended December 31, 1997, 1996, and 1995, in thousands:


Allowance for Doubtful Accounts:

                                         BALANCE AT               PROVISIONS                                 BALANCE AT
                                         BEGINNING   TRANSLATION  CHARGED TO              RECLASSIFICATIONS    END OF
                                          OF YEAR    ADJUSTMENTS   EARNINGS    WRITE-OFFS      AND OTHER        YEAR
                                         ----------  -----------   --------    ---------- -----------------  ----------
Year ended December 31, 1997............   $33,526     (2,520)      16,225      (10,108)        896           $38,019

Year ended December 31, 1996............   $32,901       (412)      12,360      (11,686)        363           $33,526

Year ended December 31, 1995............   $31,170      2,203        8,981       (9,424)        (29)          $32,901