Form 10-Q
period 1998-03-31
MANPOWER INC /WI/
filed 1998-05-15
CIK 871763

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended:

                                 MARCH 31, 1998
                                 --------------

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from:         to
                                                         -------    -------

                         Commission file number: 1-10686

                                  MANPOWER INC.
             (Exact name of registrant as specified in its charter)

    WISCONSIN                                           39-1672779
    (State or other jurisdiction                        (IRS Employer
    of incorporation)                                   Identification No.)

    5301 N. IRONWOOD ROAD
    MILWAUKEE, WISCONSIN                                53217
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
                               Yes   X     No
                                   -----      -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding
    Class                                            at March 31, 1998
    -----------                                     ------------------
    Common Stock,                                           80,620,606
    $.01 par value

================================================================================

                         MANPOWER INC. AND SUBSIDIARIES


                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I        - FINANCIAL INFORMATION

   Item 1     - Financial Statements (unaudited)
                    - Consolidated Balance Sheets ...................     3 - 4
                    - Consolidated Statements of Operations .........         5
                    - Consolidated Statements of Cash Flows .........         6
                    - Notes to Consolidated Financial Statements ....     7 - 9

   Item 2     - Management's Discussion and Analysis of
                Financial Condition and Results of Operations........    10 - 12

   Item 3     - Quantitative and Qualitative Disclosures
                About Market Risk....................................         12


PART II       - OTHER INFORMATION AND SIGNATURES

   Item 5     - Other Information....................................         12

   Item 6     - Exhibits and Reports on Form 8-K.....................         12

   Signatures .......................................................         13

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MANPOWER INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                    ASSETS

                                                                                   MARCH 31,           DEC. 31,
                                                                                     1998                1997
                                                                                     ----                ----


CURRENT ASSETS:
Cash and cash equivalents                                                        $   144,251         $  142,246
Accounts receivable, less allowance for
    doubtful accounts of $36,192 and $38,019, respectively                         1,412,525          1,437,378
Prepaid expenses and other assets                                                     57,105             60,164
Future income tax benefits                                                            48,402             47,113
                                                                                 -----------         ----------
    Total current assets                                                           1,662,283          1,686,901

OTHER ASSETS:

Investments in licensees                                                              33,234             32,763
Other assets                                                                         201,481            190,990
                                                                                 -----------         ----------
    Total other assets                                                               234,715            223,753

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment                                341,133            324,770
Less:  accumulated depreciation and amortization                                     195,954            188,394
                                                                                 -----------         ----------
     Net property and equipment                                                      145,179            136,376
                                                                                 -----------         ----------
     Total assets                                                                $ 2,042,177         $2,047,030
                                                                                 ===========         ==========



           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    MARCH 31,          DEC. 31,
                                                                                      1998               1997
                                                                                      ----               ----
CURRENT LIABILITIES:
Payable to banks                                                                   $    48,227       $   69,848
Accounts payable                                                                       305,866          271,064
Employee compensation payable                                                           57,777           68,416
Accrued liabilities                                                                    109,022          108,615
Accrued payroll taxes and insurance                                                    210,701          248,605
Value added taxes payable                                                              217,803          223,538
Income taxes payable                                                                    11,780           13,303
Current maturities of long-term debt                                                     1,312            1,288
                                                                                   -----------       ----------
    Total current liabilities                                                          962,488        1,004,677

OTHER LIABILITIES:

Long-term debt                                                                         206,302          189,786
Other long-term liabilities                                                            237,431          235,004
                                                                                   -----------       ----------
   Total other liabilities                                                             443,733          424,790

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares,
  none issued                                                                               --               --
Common stock, $.01 par value, authorized 125,000,000 shares,
  issued 83,053,006 and 82,778,873 shares, respectively                                    831              828
Capital in excess of par value                                                       1,597,964        1,590,704
Accumulated deficit                                                                   (826,505)        (848,195)
Cumulative translation adjustments                                                     (51,248)         (40,688)
Treasury stock at cost, 2,432,400 shares                                               (85,086)         (85,086)
                                                                                   -----------       ----------
   Total stockholders' equity                                                          635,956          617,563
                                                                                   -----------       ----------
   Total liabilities and stockholders' equity                                      $ 2,042,177       $2,047,030
                                                                                   ===========       ==========



           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     3 MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 1998              1997
                                                                                 ----              ----

Revenues from services                                                        $1,872,866        $1,521,002

Cost of services                                                               1,545,508         1,244,347
                                                                              ----------        ----------
   Gross profit                                                                  327,358           276,655

Selling and administrative expenses                                              290,595           236,301
                                                                              ----------        ----------
    Operating profit                                                              36,763            40,354

Interest and other Income (expense)                                               (3,144)             (666)
                                                                              ----------        ----------
    Earnings before income taxes                                                  33,619            39,688

Provision for income taxes                                                        11,929            13,089
                                                                              ----------        ----------
    Net earnings                                                              $   21,690        $   26,599
                                                                              ==========        ==========

Net earnings per share                                                        $      .27        $      .32
                                                                              ==========        ==========

Net earnings per share - assuming dilution                                    $      .26        $      .32
                                                                              ==========        ==========

Weighted average common shares                                                    80,557            81,846
                                                                              ==========        ==========

Weighted average common shares - assuming dilution                                81,921            83,558
                                                                              ==========        ==========



           The accompanying notes to consolidated financial statements are an integral part of these statements.


                         MANPOWER INC. AND SUBSIDIARIES

                 SUPPLEMENTAL SYSTEMWIDE INFORMATION (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      3 MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  1998             1997
                                                                                  ----             ----
Systemwide Sales                                                               $2,276,913       $1,850,584
                                                                               ==========       ==========

Systemwide information represents the total of Company-owned branches and franchises.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        3 MONTHS ENDED
                                                                                            MARCH  31,
                                                                                    1998                1997
                                                                                    ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                  $   21,690          $   26,599
       Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Depreciation and amortization                                            12,549               9,872
            Deferred income taxes                                                    (1,701)               (344)
            Provision for doubtful accounts                                           1,840               2,844
            Changes in operating assets and liabilities:
                  Accounts receivable                                                (1,746)            (35,986)
                  Other assets                                                          770             (12,030)
                  Other liabilities                                                  (1,462)             29,745
                                                                                 ----------          ----------
                  Cash provided by operating activities                              31,940              20,700
                                                                                 ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (28,188)            (18,016)
  Proceeds from the sale of property and equipment                                      609                 690
                                                                                 ----------          ----------
  Cash used in investing activities                                                 (27,579)            (17,326)
                                                                                 ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in payable to banks                                                    (19,940)             (4,862)
  Proceeds from long-term debt                                                       16,917              23,664
  Repayment of long-term debt                                                          (349)               (312)
  Repurchase of common stock                                                             --             (21,164)
                                                                                 ----------          ----------
  Cash used in financing activities                                                  (3,372)             (2,674)
                                                                                 ----------          ----------

  Effect of exchange rate changes on cash                                             1,016                (979)
                                                                                 ----------          ----------
  Net change in cash and cash equivalents                                             2,005                (279)

  Cash and cash equivalents, beginning of period                                    142,246             180,553
                                                                                 ----------          ----------
  Cash and cash equivalents, end of period                                       $  144,251          $  180,274
                                                                                 ==========          ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                  $    3,074          $    1,741
                                                                                 ==========          ==========

  Income taxes paid                                                              $   14,458          $   14,785
                                                                                 ==========          ==========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


(1) Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in th Company's latest annual report on Form 10-K for the year ended December 31, 1997.

(2) Accounting Policies

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net earnings and all other nonowner changes in stockholders' equity. Total comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:


                                                                                  3 Months Ended
                                                                                     March 31,

                                                                                1998            1997
                                                                                ----            ----
           Net earnings                                                      $   21,690      $  26,599
           Change in cumulative translation adjustments                         (10,560)       (31,562)
                                                                             ----------      ---------
              Total comprehensive income (loss)                              $   11,130      $  (4,963)
                                                                             ==========      =========


In March of 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement is effective for the Company beginning in 1999 and is not expected to have a material impact on the Consolidated Financial Statements.

(3) Interest Rate Swap

In January of 1998, the Company entered into an interest rate swap agreement, expiring in 2001, to fix the interest rate at 6.0% on $50,000 of the Company's borrowings under the revolving credit agreement. This swap agreement had an immaterial impact on the recorded interest expense during the first quarter of 1998. As of March 31, 1998, the variable interest rate under the revolving credit agreement was 5.9%.

(4) Operational Results

The information furnished reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

(5) Earnings Per Share

During 1997 the Company adopted SFAS No. 128, "Earnings per Share." As a result, the Company's reported earnings per share for the three months ended March 31, 1997 have been restated. The calculation of net earnings per share and net earnings per share - assuming dilution for the three months ended March 31, 1998 and 1997, is as follows:

                                                                                3 Months Ended
                                                                                  March 31,

                                                                                1998            1997
                                                                                ----            ----
           Net earnings per share:
              Net earnings available to common shareholders                  $   21,690       $  26,599
              Weighted average common shares outstanding                         80,557          81,846
                                                                             ----------       ---------
                                                                             $      .27       $     .32
                                                                             ==========       =========

           Net earnings per share - assuming dilution:
              Net earnings available to common shareholders                  $   21,690       $  26,599

              Weighted average common shares outstanding                         80,557          81,846
              Effect of dilutive stock options                                    1,364           1,712
                                                                             ----------       ---------
                                                                                 81,921          83,558
                                                                             ----------       ---------
                                                                             $      .26       $     .32
                                                                             ==========       =========

(6) Income Taxes

The Company has provided income taxes for the three month period ended March 31, 1998 at a rate of 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the effective tax rate for 1997 of 34.2% due to the increase in the corporate income tax rate in France in 1997, from 36.6% to 41.6%, and a reduction in the utilization of net operating loss carryforwards.

(7) Business Segment Data by Geographical Segment

Geographical segment information is as follows:

                                                                                 3 Months Ended
                                                                                    March 31,
                                                                            1998                 1997
                                                                            ----                 ----
Revenues from Services:
    United States (a)                                                    $   499,073         $   447,401
    France                                                                   721,389             514,386
    United Kingdom                                                           248,234             231,618
    Other Europe                                                             230,838             180,951
    Other Countries                                                          173,332             146,646
                                                                         -----------         -----------
                                                                         $ 1,872,866         $ 1,521,002
                                                                         ===========         ===========



Earnings before Income  Taxes:
   United States                                                         $    15,261         $    17,198
   France                                                                     12,067              10,774
   United Kingdom                                                              7,393               6,734
   Other Europe                                                                6,118               5,634
   Other Countries                                                             7,156               6,849
   Other Corporate Expenses                                                  (11,232)             (6,835)
                                                                         -----------         -----------
       Operating Profit                                                       36,763              40,354
    Interest & Other Income (Expense)                                         (3,144)               (666)
                                                                         -----------         -----------
                                                                         $    33,619         $    39,688
                                                                         ===========         ===========


     (a) Total systemwide sales in the United States, which include sales of Company-owned branches and franchises, was $831,250 and $732,250 for the three months ended March 31, 1998 and 1997, respectively.

(8) Subsequent Events

On April 23, 1998, the Company's Board of Directors declared a cash dividend of $.09 per share payable June 15, 1998 to shareholders of record on June 3, 1998.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended March 31, 1998 and 1997

Revenues increased 23.1% to $1,872.9 million for the first quarter of 1998. Revenues were unfavorably impacted by changes in currency exchange rates during the quarter due to the strengthening of the U.S. Dollar relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, the increase in revenues would have been 29.5%. Volume, as measured by billable hours of branch operations, increased 24.1% in the quarter. All of the Company's major markets experienced revenue increases, including the United States (11.5 %), France (52.8% in French Francs) and Manpower-United Kingdom (7.2% in Pounds Sterling).

Cost of services, which consists of payroll and related expenses of temporary workers, increased as a percentage of revenues to 82.5% in the first quarter of 1998 from 81.8% in the first quarter of 1997. In certain of the Company's European markets, government employment incentive programs are in place to encourage employment by providing a credit against payroll taxes otherwise payable. In France, legislation was enacted in late 1997 that reduced the amount of such payroll tax credits beginning in January of 1998. This reduction is the primary reason for the increased cost of services in 1998.

Selling and administrative expenses remained constant between years, at 15.5% of revenues, despite significant investment in new markets and global infrastructure improvements.

Interest and other expense was $3.1 million in the first quarter of 1998 compared to $666,000 in the first quarter of 1997. This increase is due to a $1.1 million increase in net interest expense and a $734,000 increase in translation losses. Net interest expense increased in the quarter as a result of higher borrowing levels to finance the share repurchase program. The increase in translation losses is due to losses recognized on the translation of the net assets of our operations in highly inflationary economies.

The Company provided income taxes at a rate of 35.5% during the first quarter of 1998, equal to the estimated annual effective tax rate for 1998. This rate is slightly higher than the annual effective tax rate for 1997 due to the increase in the French corporate income tax rate (see Note 6 to Consolidated Financial Statements) and a reduction in the utilization of net operating loss carryforwards.

On a diluted basis, net earnings per share was $.26 in the first quarter of 1998, compared to $.32 per share in the first quarter of 1997. The 1998 earnings were negatively impacted $.05 per share due to the lower currency exchange rates in the first quarter of 1998 compared to the first quarter of 1997 and $.01 per share due to the increase in the effective tax rate discussed above.

Liquidity and Capital Resources

Cash provided by operating activities was $31.9 million in the first three months of 1998 compared to $20.7 million in the first three months of 1997. The increase in cash provided reflects a decrease in working capital requirements between periods, partially offset by a lower earnings level in 1998. Cash provided by operating activities before the changes in working capital requirements was $34.3 million in the first three months of 1998 compared to $39.0 million in the first three months of 1997.

Capital expenditures were $28.2 million in the first three months of 1998 compared to $18.0 million during the first three months of 1997. These expenditures include capitalized software of $7.4 million and $8.6 million in the first three months of 1998 and 1997, respectively. The balance is comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

Net cash used to retire borrowings was $3.4 million in the first three months of 1998 compared to net cash provided by additional borrowings of $18.5 million in the first three months of 1997. The additional borrowings in 1997 were primarily used to support the working capital growth and the repurchase of the Company's common stock. The Company repurchased 665,600 shares of common stock during the first three months of 1997, at a cost of $21.2 million. No shares were repurchased during the first three months of 1998.

Accounts receivable decreased to $1,412.5 million at March 31, 1998 from $1,437.4 million at December 31, 1997. This change is primarily due to the impact of currency exchange rates during the first three months of 1998, which reduced receivables by $25.9 million. At constant exchange rates, accounts receivable increased $1.0 million.

As of March 31, 1998, the Company had borrowings of $159.6 million and letters of credit of $52.0 million outstanding under its $415 million U.S. revolving credit facility, and borrowings of $44.0 million outstanding under its U.S. commercial paper program. The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of March 31, 1998, such lines totaled $145.9 million, of which $97.7 million was unused.

On April 23, 1998, the Company's Board of Directors declared a cash dividend of $.09 per share which will be paid on June 15, 1998 to shareholders of record on June 3, 1998.

Forward-Looking Statements

Certain information included or incorporated by reference in this filing and identified by use of the words 'expects,' 'believes,' 'plans' or the like constitutes forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, any information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission, as well as information contained in written material, releases and oral statements issued by or on behalf of the Company may include forward-looking statements. All statements which address operating performance, events or developments that the Company expects or anticipates will occur or future financial performance are forward-looking statements.

These forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

* Material changes in the demand from larger customers, including customers with which the Company has national or global arrangements
* availability of temporary workers or increases in the wages paid to these workers
*  competitive market pressures, including pricing pressures
*  ability to successfully invest in technology developments
*  changes in customer attitudes toward the use of staffing services
*  government or regulatory policies adverse to the employment services industry
*  general economic conditions in international markets
*  interest rate and exchange rate fluctuations

The Company disclaims any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company's annual report on Form 10-K contains certain disclosures about market risks affecting the Company. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.


                           PART II - OTHER INFORMATION


Item 5 - Other Information

On April 12, 1998, Audrey Freedman, a director of the Company since 1991, died. The vacancy created by Ms. Freedman's death has not yet been filled by the Board of Directors. The Board of Directors currently consists of Mitchell S. Fromstein, Jon F. Chait, Dudley J. Godfrey, Jr., Marvin B. Goodman, J. Ira Harris, Terry A. Hueneke, Newton N. Minow, Gilbert Palay and Dennis Stevenson.


Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1  1991 Executive Stock Option and Restricted Stock Plan of
               Manpower Inc. (Amended and Restated Effective February 23, 1998).

         10.2 1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. (Amended and Restated Effective February 23, 1998).

         27    Financial Data Schedule


     (b) Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            MANPOWER INC.
                              ---------------------------------------------
                                            (Registrant)





Date: May 15, 1998            /s/ Michael J. Van Handel
                              ---------------------------------------------
                              Michael J. Van Handel
                              Vice President
                              Chief Accounting Officer & Treasurer
                              (Signing on behalf of the Registrant and as
                              Principal Accounting Officer)