Form 10-Q
period 1998-06-30
MANPOWER INC /WI/
filed 1998-08-14
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                     June 30, 1998

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

     Indicate by check mark whether the Registrant (1)
     has filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act
     of 1934 during the preceding 12 months (or for
     such shorter period that the Registrant was
     required to file such reports), and (2) has been
     subject to such filing requirements for the past
     90 days.
             Yes      [ X ]       No     [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                         Shares Outstanding
     Common Stock                  at June 30, 1998
     $.01 par value                    80,755,067

            MANPOWER INC. AND SUBSIDIARIES


                         INDEX



                                                               Page
                                                              Number

PART I    - FINANCIAL INFORMATION

 Item 1   - Financial Statements (unaudited)

              - Consolidated Balance Sheets                    3 - 4

              - Consolidated Statements of Operations              5

              - Consolidated Statements of Cash Flows              6

              - Notes to Consolidated Financial Statements     7 - 9


 Item 2   - Management's Discussion and Analysis of
            Financial Condition and Results of Operations    10 - 13

 Item 3   - Quantitative and Qualitative Disclosures
            About Market Risk                                     13


PART II   - OTHER INFORMATION AND SIGNATURES

 Item 4   - Submission of Matters to a Vote of
            Security Holders                                      14

 Item 5   - Other Information                                     14

 Item 6   - Exhibits and Reports on Form 8-K                      14

 Signatures                                                       15

            PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            MANPOWER INC. AND SUBSIDIARIES

        Consolidated Balance Sheets (Unaudited)
                    (in thousands)

                        ASSETS

                                                June 30,   Dec. 31,
                                                  1998       1997

CURRENT ASSETS:

Cash and cash equivalents                    $  155,551   $  142,246
Accounts receivable, less allowance for       1,651,819    1,437,378
 doubtful accounts of $38,467 and
 $38,019, respectively
Prepaid expenses and other assets                61,715       60,164
Future income tax benefits                       46,890       47,113
    Total current assets                      1,915,975    1,686,901


OTHER ASSETS:

Investments in licensees                         33,773       32,763
Other assets                                    221,041      190,990
    Total other assets                          254,814      223,753

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements         363,801      324,770
  and equipment
Less:  accumulated depreciation and
  amortization                                  207,110      188,394
     Net property and equipment                 156,691      136,376
     Total assets                            $2,327,480   $2,047,030


   The accompanying notes to consolidated financial
                      statements
     are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

        Consolidated Balance Sheets (Unaudited)
           (in thousands, except share data)

         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                June 30,    Dec.31,
                                                  1998       1997

CURRENT LIABILITIES:

Payable to banks                              $  121,018  $  69,848
Accounts payable                                 353,769    271,064
Employee compensation payable                     63,403     68,416
Accrued liabilities                              122,507    108,615
Accrued payroll taxes and insurance              247,995    248,605
Value added taxes payable                        262,419    223,538
Income taxes payable                              17,630     13,303
Current maturities of long-term debt               1,326      1,288
    Total current liabilities                  1,190,067  1,004,677


OTHER LIABILITIES:

Long-term debt                                   229,356    189,786
Other long-term liabilities                      246,281    235,004
   Total other liabilities                       475,637    424,790

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,
  authorized 25,000,000 shares,                      --        --
  none issued
Common stock, $.01 par value, authorized             832        828
  125,000,000 shares, issued 83,187,467
  and 82,778,873 shares, respectively
Capital in excess of par value                 1,600,243  1,590,704
Accumulated deficit                            (807,596)  (848,195)
Cumulative translation adjustments              (46,617)   (40,688)
Treasury stock at cost, 2,432,400 shares        (85,086)   (85,086)
   Total stockholders' equity                    661,776    617,563
   Total liabilities and stockholders'equity   2,327,480  2,047,030


   The accompanying notes to consolidated financial
                      statements
     are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Operations (Unaudited)
         (in thousands, except per share data)

                                3 Months Ended         6 Months Ended
                                   June 30,               June 30,
                               1998       1997        1998        1997

Revenues from services     $2,136,103  $1,792,216  $4,008,969  $3,313,218

Cost of services            1,775,718   1,473,066   3,321,226   2,717,413
   Gross profit               360,385     319,150     687,743     595,805

Selling and administrative    315,450     257,028     606,045     493,329
  expenses
    Operating profit           44,935      62,122      81,698     102,476

Interest and other income     (4,352)     (1,090)     (7,496)     (1,756)
  (expense)
    Earnings before income     40,583      61,032      74,202     100,720
      taxes

Provision for income taxes     14,411      20,140      26,340      33,229
    Net earnings            $  26,172   $  40,892   $  47,862   $  67,491

Net earnings per share      $     .32   $     .50   $     .59   $     .82

Net earnings per share -    $     .32   $     .49   $     .58   $     .81
  assuming dilution

Weighted average common        80,646      81,802      80,602      81,825
  shares

Weighted average common        82,031      83,570      82,012      83,662
  shares - assuming dilution

    The accompanying notes to consolidated financial
                      statements
       are an integral part of these statements.


            MANPOWER INC. AND SUBSIDIARIES

    Supplemental Systemwide Information (Unaudited)
                    (in thousands)


                             3 Months Ended                 6 Months Ended
                                June 30,                        June 30,
                           1998         1997               1998         1997

Systemwide Sales       $2,561,343    $2,199,036         $4,838,259   $4,056,596

Systemwide information represents the total of Company-owned branches and franchises.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Cash Flows (Unaudited)
                    (in thousands)

                                                6 Months Ended
                                                   June 30,
                                               1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                             $  47,862    $  67,491
     Adjustments to reconcile net
       earnings to net cash
       provided by operating
       activities:
          Depreciation and                     26,586       19,990
           amortization
            Deferred income taxes                 223      (2,690)
            Provision for doubtful              7,186        6,702
              accounts
            Changes in operating assets
              and liabilities:
                  Accounts receivable       (232,452)    (213,439)
                  Other assets               (19,554)     (20,689)
                  Other liabilities           163,934       97,344
                  Cash used by operating      (6,215)     (45,291)
                    activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                       (63,322)     (39,107)
  Proceeds from the sale of property and          882          996
    equipment
  Cash used by investing activities          (62,440)     (38,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in payable to banks               51,560       28,298
  Proceeds from long-term debt                 40,292       29,074
  Repayment of long-term debt                   (757)      (1,711)
  Dividends paid                              (7,263)      (6,549)
  Repurchase of common stock                     --       (21,164)
  Cash provided by financing activities        83,832       27,948

  Effect of exchange rate changes on          (1,872)      (9,019)
    cash
  Net change in cash and cash                  13,305     (64,473)
    equivalents

  Cash and cash equivalents, beginning        142,246      180,553
    of period
  Cash and cash equivalents, end of         $ 155,551    $ 116,080
    period

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                             $   4,157    $   4,230

  Income taxes paid                         $  16,011    $  46,706

   The accompanying notes to consolidated financial
                      statements
       are an integral part of these statements.

            MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
    For the Six Months Ended June 30, 1998 and 1997
         (in thousands, except per share data)


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

During the first quarter of 1998, the Company adopted
Statement of Financial Accounting Standards ("SFAS")
No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components.
Comprehensive income is the total of net earnings and all other nonowner changes in stockholders' equity.
Total comprehensive income is as follows:

                                    3 Months Ended        6 Months Ended
                                       June 30,              June 30,
                                  1998       1997       1998         1997

  Net earnings                  $ 26,172   $ 40,892    $ 47,862     $ 67,491
  Change in cumulative             4,631   (16,366)     (5,929)     (47,928)
    translation adjustments

    Total comprehensive income  $ 30,803   $ 24,526    $ 41,933     $ 19,563

In March of 1998 the American Institute of Certified
Public Accountants issued Statement of
Position 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use." This statement is effective for the Company beginning in 1999 and is not expected to have a material impact on the Consolidated Financial Statements.

In June of 1998, the Financial Accounting Standards
Board issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, in which case, the gains or losses would offset the related results of the hedged item. This statement is effective for the Company beginning in 2000, but may be adopted earlier.
The Company has not yet determined the timing or method of adoption or quantified the impact of adopting this statement. While the statement could increase volatility in earnings and other comprehensive income, it is not expected to have a material impact on the Consolidated Financial Statements due to the Company's limited use of derivative instruments.

(3) Interest Rate Swap

In January of 1998, the Company entered into an interest rate swap agreement, expiring in 2001, to fix the interest rate at 6.0% on $50,000 of the Company's borrowings under the revolving credit agreement. This swap agreement had an immaterial impact on the recorded interest expense during the first six months of 1998.
As of June 30, 1998, the variable interest rate under the revolving credit agreement was 5.9%.

(4) Operational Results

The information furnished reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

(5) Earnings Per Share

During 1997 the Company adopted SFAS No. 128, "Earnings per Share." As a result, the Company's reported earnings per share for 1997 have been restated. The calculation of net earnings per share and net earnings per share - assuming dilution are as follows:

                                     3 Months Ended        6 Months Ended
                                        June 30,              June 30,
                                    1998        1997      1998        1997
  Net earnings per share:
     Net earnings available to   $ 26,172    $ 40,892   $ 47,862    $ 67,491
       common shareholders
     Weighted average common       80,646      81,802     80,602      81,825
       shares outstanding
                                 $    .32    $    .50   $    .59    $    .82

  Net earnings per share -
  assuming dilution:
     Net earnings available to   $ 26,172    $ 40,892   $ 47,862    $ 67,491
       common shareholders
     Weighted average common       80,646      81,802     80,602      81,825
       shares outstanding
     Effect of dilutive stock       1,385       1,768      1,410       1,837
       options
                                   82,031      83,570     82,012      83,662

                                 $    .32     $   .49    $   .58    $    .81

(6) Income Taxes

The Company has provided income taxes for the six month period ended June 30, 1998 at a rate of 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the effective tax rate for 1997 of 34.2% due to the increase in the corporate income tax rate in France in 1997, from 36.6% to 41.6%, and the effect of net operating loss carryforwards.

(7) Business Segment Data by Geographical Segment

Geographical segment information is as follows:

                               3 Months Ended             6 Months Ended
                                  June 30,                   June 30,
                             1998          1997         1998          1997
Revenues from services:
    United States (a)    $  538,499    $  500,406    $1,037,572   $  947,807
    France                  900,685       663,411     1,622,074    1,177,797
    United Kingdom          254,473       242,369       502,707      473,987
    Other Europe            262,207       205,232       493,045      386,183
    Other Countries         180,239       180,798       353,571      327,444

                         $2,136,103    $1,792,216    $4,008,969   $3,313,218



Earnings before income
  taxes:
   United States         $   20,284    $   24,585    $   35,544   $   41,783
   France                    18,150        20,244        30,216       31,018
   United Kingdom             5,592         8,021        12,985       14,755
   Other Europe               7,310        10,896        13,427       16,530
   Other Countries            5,458         7,927        12,617       14,776
   Other Corporate         (11,859)       (9,551)      (23,091)     (16,386)
     Expenses
       Operating Profit      44,935        62,122        81,698      102,476
    Interest & Other        (4,352)       (1,090)       (7,496)      (1,756)
      Income (Expense)
                         $   40,583    $   61,032    $   74,202   $  100,720

  (a) Total systemwide sales in the United States, which include sales of Company-owned branches and franchises, was $894,951 and $850,392 for the three months ended June 30, 1998 and 1997, and $1,726,200 and $1,583,265 for the six months ended June 30, 1998 and 1997, respectively.

During 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an
Enterprise and Related Information." This Statement will be adopted by the Company as of December 31, 1998 and is not expected to significantly change the current segment reporting.

(8) Dividend

On April 23, 1998, the Company's Board of Directors declared a cash dividend of $.09 per share which was paid on June 15, 1998 to shareholders of record on June
3, 1998.

(9) Subsequent Event

Subsequent to June 30, 1998, the Company repurchased
514,600 shares of common stock at a cost of $13.9 million.

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations

Operating Results - Three Months Ended June 30, 1998
and 1997

Revenues increased 19.2% to $2,136.1 million for the second quarter of 1998. Revenues were unfavorably impacted by changes in currency exchange rates during the quarter due to the strengthening of the U.S. Dollar relative to the currencies in most of the Company's non-
U.S. markets. At constant exchange rates, the increase in revenues would have been 22.9%. Volume, as measured by billable hours of branch operations, increased 15.7% in the quarter. All of the Company's major markets experienced revenue increases, including the United
States (7.6%), France (41.2% in French Francs) and
Manpower-United Kingdom (3.4% in Pounds Sterling).

Cost of services, which consists of payroll and related expenses of temporary workers, increased as a percentage of revenues to 83.1% in the second quarter of 1998 from 82.2% in the second quarter of 1997. In certain of the Company's European markets, government employment incentive programs are in place to encourage employment by providing a credit against payroll taxes otherwise payable. In France, legislation was enacted in late 1997 that reduced the amount of such payroll tax credits beginning in January of 1998. This reduction is the primary reason for the increased cost of services in 1998.

Selling and administrative expenses increased to 14.8% of revenues, from 14.3% of revenues in the second quarter of 1997. This increase is due to significant investment in new markets, primarily in Europe, and headquarters costs and infrastructure enhancements in many of the Company's major markets.

Interest and other expense was $4.4 million in the second quarter of 1998 compared to $1.1 million in the second quarter of 1997. This increase is due to a $1.6 million increase in net interest expense and a $1.5 million increase in translation losses. Net interest expense increased in the quarter as a result of higher borrowing levels to finance the share repurchase program in 1997 and the Company's investment in new markets. The increase in translation losses is due primarily to losses recognized on the translation of the net monetary assets of operations in highly inflationary economies.

The Company provided income taxes at a rate of 35.5% during the second quarter of 1998, equal to the estimated annual effective tax rate for 1998. This rate is slightly higher than the annual effective tax rate for 1997 due to the increase in the French corporate income tax rate (see Note 6 to Consolidated
Financial Statements) and the effect of net operating loss carryforwards.

On a diluted basis, net earnings per share was $.32 in the second quarter of 1998, compared to $.49 per share in the second quarter of 1997. The 1998 earnings were negatively impacted $.02 due to the lower currency exchange rates in the second quarter of 1998 compared to the second quarter of 1997 and $.01 per share due to the increase in the effective tax rate discussed above.

Operating Results - Six Months Ended June 30, 1998 and
1997

Revenues increased 21.0% to $4,009.0 million for the first six months of 1998. Revenues were unfavorably impacted by changes in currency exchange rates during the six months due to the strengthening of the U.S.
Dollar relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, the increase in revenues would have been 25.9%.
Volume, as measured by billable hours of branch operations, increased 17.7% in the six month period.
All of the Company's major markets experienced revenue increases, including the United States (9.5%), France
(46.1% in French Francs) and Manpower-United Kingdom
(5.2% in Pounds Sterling).

Cost of services increased as a percentage of revenues to 82.8% in the first six months of 1998 from 82.0% in the first six months of 1997. As mentioned above, the primary reason for the increased cost of services in 1998 is the reduction of payroll tax credits in France.

Selling and administrative expenses increased to 15.1% of revenues during the first six months of 1998 from 14.9% of revenues during the first six months of 1997.
This increase is primarily due to significant investment in new markets, primarily in Europe, and headquarters costs and infrastructure enhancements in many of the Company's major markets.

Interest and other expense was $7.5 million in the first six months of 1998 compared to $1.8 million in the first six months of 1997. This increase is due to a $2.6 million increase in net interest expense and a $2.2 million increase in translation losses. Net interest expense increased in the period as a result of higher borrowing levels to finance the share repurchase program in 1997 and the Company's investment in new markets. The increase in translation losses is due primarily to losses recognized on the translation of the net monetary assets of operations in highly inflationary economies.

The Company provided income taxes at a rate of 35.5% during the first six months of 1998, equal to the estimated annual effective tax rate for 1998. This rate is slightly higher than the annual effective tax rate for 1997 due to the increase in the French corporate income tax rate (see Note 6 to Consolidated
Financial Statements) and the effect of net operating loss carryforwards.

On a diluted basis, net earnings per share was $.58 in the first six months of 1998, compared to $.81 per share in the first six months of 1997. The 1998 earnings were negatively impacted $.06 per share due to the lower currency exchange rates in the first six months of 1998 compared to the first six months of 1997 and $.02 per share due to the increase in the effective tax rate discussed above.

Liquidity and Capital Resources

Cash used by operating activities was $6.2 million in the first six months of 1998 compared to $45.3 million in the first six months of 1997. The decrease in cash used reflects a significant decrease in working capital requirements between periods, $88.1 million in the first six months of 1998 compared to $136.8 million in the first six months of 1997, due to the lower growth rate in the first six months of 1998 compared to the first six months of 1997. Cash provided by operating activities before the changes in working capital requirements was $81.9 million in the first six months of 1998 compared to $91.5 million in the first six months of 1997, reflecting the lower earnings levels.

Capital expenditures were $63.3 million in the first six months of 1998 compared to $39.1 million during the first six months of 1997. These expenditures include capitalized software of $18.6 million and $17.2 million in the first six months of 1998 and 1997, respectively.
The balance is comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

Net cash provided from additional borrowings was $91.1
million in the first six months of 1998 compared to
$55.7 million in the first six months of 1997.   The
additional borrowings in 1998 were primarily used to support the working capital growth, investment in new markets and capital expenditures. The additional borrowings in 1997 were primarily used to support the working capital growth and the repurchase of the Company's common stock. The Company repurchased
665,600 shares of common stock during the first six months of 1997, at a cost of $21.2 million. No shares were repurchased during the first six months of 1998.
Subsequent to June 30, 1998, the Company repurchased
514,600 shares of common stock at a cost of $13.9 million.

Accounts receivable increased to $1,651.8 million at June 30, 1998 from $1,437.4 million at December 31,
1997. This increase is primarily due to the growth in France and many of the Company's major markets. The change of currency exchange rates during the first six months of 1998 negatively impacted the receivable balance by $10.8 million.

As of June 30, 1998, the Company had borrowings of $168.6 million and letters of credit of $52.0 million outstanding under its $415 million U.S. revolving credit facility, and borrowings of $58.4 million outstanding under its U.S. commercial paper program.
The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of June 30, 1998, such lines totaled
$149.4 million, of which $28.4 million was unused.

On April 23, 1998, the Company's Board of Directors declared a cash dividend of $.09 per share which was paid on June 15, 1998 to shareholders of record on June
3, 1998.

Information Technology

Much of the software currently used by the Company will require modification to properly process data after December 31, 1999 (the `Year 2000 Issues'). In all locations where the Company operates, assessments have been done to determine what modifications will be required. In addition, detailed plans and timetables have been developed to complete and test the necessary remediation. The Company expects to have the majority of all remediation and testing completed prior to June
30, 1999. The Company is also in the process of converting and upgrading many of its internal information systems to meet changing customer requirements. The Company presently believes that with these conversions and upgrades, and the remediation efforts to existing systems, all significant Year 2000
Issues will be addressed. To date, the Company has used both internal and external resources for the assessment, remediation and testing of its systems. As of June 30, 1998, approximately $2 million has been expensed related to this assessment and remediation.
The total expense is estimated to be $7 million to $12 million. These costs are not expected to have a material impact on the Company's financial position, results of operations or cash flows. The Company is also in the process of contacting significant vendors and large customers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own systems to address Year 2000 Issues. While the Company does not anticipate any such problems, failure by other companies or governmental entities to remediate their systems on a timely basis could have a material adverse effect on the Company.

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the
"legacy currencies") and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. Following introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency. The Company is currently assessing the impact of the euro in its business operations in all participating countries.
Since the Company's labor costs and prices are generally determined on a local basis, the near-term impact of the euro is expected to be related to meeting customer invoicing requirements and making internal information systems modifications. Such modifications relate to converting currency values and to operating in a dual currency environment during the transition period. Modifications of internal information systems will occur throughout the transition period and will be coordinated with other system-related upgrades and enhancements. The Company will expense all such system modification costs as incurred and does not expect such costs to be material to the Company's financial results.

The Company has made significant investments in information technology systems (both hardware and software) in the last several years in order to keep pace with the rapid growth of the business and to service larger and more complex customer arrangements.
The Company is currently engaged in the development of new proprietary information systems for branch office administration, invoicing and payroll. These systems are in the process of being developed and are in the early stages of implementation and deployment. As of June 30, 1998, the Company had capitalized approximately
$64 million in software development costs. As with any complex system design and implementation effort, there are various risks and uncertainties, including whether such systems will meet performance expectations and whether they can be implemented on schedule. The Company regularly reviews the carrying value of all capitalized software and, under applicable accounting guidelines, is required to recognize a loss if the unamortized balance is considered unrealizable. The Company has determined that no such adjustment is currently required.

Forward-Looking Statements

Certain information included or incorporated by reference in this filing and identified by use of the words `expects,' `believes,' `plans' or the like constitutes forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
In addition, any information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission, as well as information contained in written material, releases and oral statements issued by or on behalf of the Company may include forward-looking statements. All statements which address operating performance, events or developments that the Company expects or anticipates will occur or future financial performance are forward-looking statements.

These forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

  material changes in the demand from larger customers, including customers with which the Company has national or global arrangements availability of temporary workers or increases in the wages paid to these workers competitive market pressures, including pricing pressures

  ability to successfully invest in and implement information systems unanticipated technological changes, including obsolescence or impairment of information systems changes in customer attitudes toward the use of staffing services government or regulatory policies adverse to the employment services industry general economic conditions in international markets

  interest rate and exchange rate fluctuations

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

              PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security
Holders

On April 23, 1998, at the Company's Annual Meeting of
Shareholders (the "Annual Meeting") the shareholders of the Company voted to: (1) Elect four directors to serve until 2001 as Class II directors and (2) ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for 1998. In addition, Messrs.
Jon F. Chait, Dudley J. Godfrey Jr. and Marvin B.
Goodman continued as Class III directors (term expiring
1999), and Messrs. Mitchell S. Fromstein and Dennis
Stevenson continued as Class I directors (term expiring
2000). The results of the proposals voted upon at the Annual Meeting are as follows:


                                                                              Broker
                                      For     Against    Withheld   Abstain   Non-Vote
1.a) Election of J. Ira Harris     62,904,063    -       2,389,164      -        -

  b) Election of Terry A. Hueneke  63,435,971    -       1,857,256      -        -

  c) Election of Newton N. Minow   64,596,318    -         696,909      -        -

  d) Election of Gilbert Palay     62,914,301    -       2,378,926      -        -

2.Ratification of Arthur           65,222,517  43,177        -        27,533     -
  Andersen LLP as
  independent auditors



Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

       10     Letter agreement between Manpower Inc. and
              Jon F. Chait dated as of July 6, 1998

       27     Financial Data Schedule

     (b) Reports on Form 8-K

       The Company filed one current report on Form 8-
       K on July 14, 1998 with respect to Item 5.
       Other Events for the period ended July 6, 1998.


                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MANPOWER INC.
                                     -------------
                                     (Registrant)



Date: August 14, 1998          /s/ Michael J. Van Handel
                               -------------------------
                               Michael J. Van Handel
                               Senior Vice President
                               Chief Financial Officer,
                               Treasurer and Secretary
                               (Signing on behalf of the
                               Registrant)

