Form 10-Q
period 1998-09-30
MANPOWER INC /WI/
filed 1998-11-12
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                  September 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Shares Outstanding
      Class                           at September 30, 1998
   Common Stock,                            79,185,248
   $.01 par value

            MANPOWER INC. AND SUBSIDIARIES


                         INDEX



                                                          Page
                                                          Number

PART I    - FINANCIAL INFORMATION

 Item 1   - Financial Statements (unaudited)

             - Consolidated Balance Sheets                  3 - 4

             - Consolidated Statements of Operations          5

             - Consolidated Statements of Cash Flows          6

             - Notes to Consolidated Financial Statements   7 - 10


 Item 2   - Management's Discussion and Analysis of
            Financial Condition and Results of Operations  10 - 14

 Item 3   - Quantitative and Qualitative Disclosures
            About Market Risk                                 14


PART II   - OTHER INFORMATION AND SIGNATURES

 Item 5   - Other Information                                 15

 Item 6   - Exhibits and Reports on Form 8-K                  15

 Signatures                                                   16

            PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            MANPOWER INC. AND SUBSIDIARIES

        Consolidated Balance Sheets (Unaudited)
                    (in thousands)

                        ASSETS

                                        September  December
                                           30,        31,
                                          1998       1997

CURRENT ASSETS:

Cash and cash equivalents              $  108,427  $  142,246
Accounts receivable, less allowance
  for doubtful accounts of $41,998 and
  $38,019, respectively                 1,914,286   1,437,378
Prepaid expenses and other assets          58,342      60,164
Future income tax benefits                 42,239      47,113
    Total current assets                2,123,294   1,686,901

OTHER ASSETS:

Investments in licensees                   32,424      32,763
Other assets                              254,269     190,990
    Total other assets                    286,693     223,753

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold                385,576     324,770
  improvements and equipment
Less:  accumulated depreciation and       213,575     188,394
  amortization
     Net property and equipment           172,001     136,376
     Total assets                      $2,581,988  $2,047,030



   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

        Consolidated Balance Sheets (Unaudited)
           (in thousands, except share data)

         LIABILITIES AND STOCKHOLDERS' EQUITY


                                         September    December
                                             30,         31,
                                            1998        1997

CURRENT LIABILITIES:

Payable to banks                        $  142,284   $  69,848
Accounts payable                           361,331     271,064
Employee compensation payable               80,097      68,416
Accrued liabilities                        160,337     108,615
Accrued payroll taxes and insurance        276,380     248,605
Value added taxes payable                  320,381     223,538
Income taxes payable                        11,392      13,303
Current maturities of long-term debt         3,210       1,288
    Total current liabilities            1,355,412   1,004,677

OTHER LIABILITIES:

Long-term debt                             284,004     189,786
Other long-term liabilities                243,186     235,004
   Total other liabilities                 527,190     424,790

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value,                --          --
  authorized 25,000,000 shares,
  none issued
Common stock, $.01 par value,                  832         828
  authorized 125,000,000 shares,
  issued 83,187,148 and 82,778,873
  shares, respectively
Capital in excess of par value           1,600,290    1,590,704
Accumulated deficit                      (764,674)    (848,195)
Cumulative translation adjustments        (15,404)     (40,688)
Treasury stock at cost, 4,001,900 and    (121,658)     (85,086)
  2,432,400 shares, respectively

   Total stockholders' equity              699,386      617,563
   Total liabilities and stockholders'  $2,581,988   $2,047,030
     equity



   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Operations (Unaudited)
         (in thousands, except per share data)

                                3 Months Ended       9 Months Ended
                                 September 30,        September 30,
                              1998        1997      1998         1997

Revenues from services    $2,377,750  $1,973,020   $6,386,719   5,286,238

Cost of services           1,979,648   1,622,090    5,300,874   4,339,503
   Gross profit              398,102     350,930    1,085,845     946,735

Selling and administrative   327,393     267,018      933,438     760,347
  expenses
    Operating profit          70,709      83,912      152,407     186,388

Interest and other income    (4,162)     (1,119)     (11,658)     (2,875)
  (expense)
    Earnings before income    66,547      82,793      140,749     183,513
      taxes

Provision for income taxes    23,625      30,102       49,965      63,331
    Net earnings          $   42,922  $   52,691   $   90,784  $  120,182

Net earnings per share    $      .54  $      .64   $     1.13  $     1.47

Net earnings per share -  $      .53  $      .63   $     1.11  $     1.44
  assuming dilution


Weighted average common       80,173      81,819       80,472      81,824
  shares
Weighted average common       80,897      83,591       81,643      83,717
  shares-assuming dilution

    The accompanying notes to consolidated financial statements are an integral part of these statements.


            MANPOWER INC. AND SUBSIDIARIES

    Supplemental Systemwide Information (Unaudited)
                    (in thousands)


                             3 Months Ended          9 Months Ended
                              September 30,           September 30,
                             1998      1997         1998       1997

Systemwide Sales         $2,834,201  $2,429,096  $7,672,460  $6,485,692

Systemwide information represents the total of Company- owned branches and franchises.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Cash Flows (Unaudited)
                    (in thousands)

                                           9 Months Ended
                                            September 30,
                                           1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                            90,784    120,182
    Adjustments to reconcile net
      earnings to net cash
      provided by operating
      activities:
        Depreciation and                   39,740     30,144
          amortization
        Deferred income taxes               4,874    (7,083)
        Provision for doubtful             10,510     10,661
          accounts
        Changes in operating assets
          and liabilities:
            Accounts receivable         (408,437)  (427,108)
                  Other assets            (1,549)   (10,276)
                  Other liabilities       238,483    253,417
                  Cash used by operating (25,595)   (30,063)
                    activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  (103,072)   (62,378)
  Proceeds from the sale of property        1,282      1,156
    and equipment
  Acquisitions of businesses, net of     (30,011)         --
    cash acquired
  Cash used by investing activities     (131,801)   (61,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in payable to banks           63,095     65,307
  Proceeds from long-term debt             98,721     71,903
  Repayment of long-term debt             (1,337)    (2,085)
  Dividends paid                          (7,263)    (6,549)
  Repurchase of common stock             (36,572)   (53,998)
  Cash provided by financing activities   116,644     74,578

  Effect of exchange rate changes on        6,933    (6,811)
    cash
  Net change in cash and cash            (33,819)   (23,518)
    equivalents

  Cash and cash equivalents, beginning    142,246    180,553
    of period
  Cash and cash equivalents, end of    $  108,427  $ 157,035
    period

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                        $    5,493  $   7,389

  Income taxes paid                    $   26,181  $  60,082

   The accompanying notes to consolidated financial statements are an integral part of these statements.

            MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
 For the Nine Months Ended September 30, 1998 and 1997
         (in thousands, except per share data)


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

                                3 Months Ended     9 Months Ended
                                 September 30,      September 30,
                                 1998     1997      1998      1997

  Net earnings               $ 42,922  $ 52,691  $ 90,784  $ 120,182
  Change in cumulative         31,213   (4,235)    25,284   (52,163)
    translation adjustments
     Total comprehensive     $ 74,135  $ 48,456  $116,068  $  68,019
       income

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

(3) Interest Rate Swap

In January of 1998, the Company entered into an interest rate swap agreement, expiring in 2001, to fix the interest rate at 6.0% on $50,000 of the Company's borrowings under the revolving credit agreement. This swap agreement had an immaterial impact on the recorded interest expense during the first nine months of 1998.
As of September 30, 1998, the variable interest rate under the revolving credit agreement was 5.8%.

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

(5) Earnings Per Share

During 1997 the Company adopted SFAS No. 128, "Earnings per Share." As a result, the Company's reported earnings per share for 1997 have been restated. The calculation of net earnings per share and net earnings per share - assuming dilution are as follows:

                                   3 Months Ended     9 Months Ended
                                    September 30,      September 30,
                                   1998      1997     1998      1997
  Net earnings per share:
     Net earnings available to  $ 42,922  $ 52,691  $ 90,784  $120,182 common shareholders
     Weighted average common      80,173    81,819    80,472    81,824
       shares outstanding
                                $    .54  $    .64  $   1.13  $   1.47

  Net earnings per share -
    assuming dilution:
      Net earnings available to $ 42,922  $ 52,691  $ 90,784  $120,182 commmon shareholders

      Weighted average common     80,173    81,819    80,472    81,824
        shares outstanding
     Effect of dilutive stock        724     1,772     1,171     1,893
       options
                                  80,897    83,591    81,643    83,717
                                $    .53  $    .63  $   1.11  $   1.44

(6) Income Taxes

The Company has provided income taxes for the nine month period ended September 30, 1998 at a rate of 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information.
This rate is higher than the effective tax rate for 1997 of 34.2% due to the increase in the corporate income tax rate in France in 1997, from 36.6% to 41.6%, and the reduced benefit from the utilization of net operating loss carryforwards.

(7) Business Segment Data by Geographical Segment

Geographical segment information is as follows:

                           3 Months Ended         9 Months Ended
                           September 30,          September 30,
                          1998        1997       1998        1997

Revenues from services:
    United States (a)  $  558,466  $  523,023  $1,596,038  $1,470,829
    France              1,030,525     773,947   2,652,598   1,951,744
    United Kingdom        286,319     254,149     789,026     728,137
    Other Europe          309,648     221,447     802,693     607,630
    Other Countries       192,792     200,454     546,364     527,898
                       $2,377,750  $1,973,020  $6,386,719  $5,286,238



Earnings before income
  taxes:
   United States      $    20,839  $   26,064  $   56,383  $   67,846
   France                  24,164      32,611      54,380      63,629
   United Kingdom          14,149      13,088      27,133      27,844
   Other Europe            18,462      11,082      31,889      27,611
   Other Countries          3,735      10,699      16,353      25,476
   Other Corporate       (10,640)     (9,632)    (33,731)    (26,018)
     Expenses
       Operating Profit    70,709      83,912     152,407     186,388
   Interest & Other       (4,162)     (1,119)    (11,658)     (2,875)
     Income (Expense)
                      $    66,547  $   82,793  $  140,749  $  183,513

  (a) Total systemwide sales in the United States, which includes sales of Company-owned branches and franchises, was $931,741 and $875,061 for the three months ended September 30, 1998 and 1997, and $2,657,941 and $2,458,325 for the nine months ended
  September 30, 1998 and 1997, respectively.

During 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an
Enterprise and Related Information." This Statement will be adopted by the Company as of December 31, 1998 and is not expected to significantly change the current segment reporting.

(8) Acquisition of Businesses

During 1998, the Company acquired certain franchises and unrelated companies. The Company also made a final payment related to the 1996 acquisition of A Teamwork
Sverige AB in Sweden. The total consideration paid during 1998 for these acquisitions was approximately
$31,000, the majority of which was recorded as intangible assets and is included in Other assets in the Consolidated Balance Sheets.

(9) Subsequent Events

On October 22, 1998, the Company's Board of Directors authorized an additional ten million shares for repurchase under the Company's share repurchase program. Stock repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. This additional authorization increases the total shares that may be repurchased to fifteen million shares. As of September 30, 1998, the Company had repurchased approximately four million shares under the previous authorization.

The Company's Board of Directors also declared a cash dividend of $.10 per share which is payable on December
14, 1998 to shareholders of record on December 3, 1998.


Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations

Operating Results - Three Months Ended September 30,
1998 and 1997

Revenues increased 20.5% to $2,377.8 million for the third quarter of 1998. Volume, as measured by billable hours of branch operations, increased 16.3% in the quarter. All of the Company's major markets experienced revenue increases, including the United
States (6.8%), France (29.3% in French Francs) and
Manpower-United Kingdom (10.9% in Pounds Sterling).

Cost of services, which consists of payroll and related expenses of temporary workers, increased as a percentage of revenues to 83.3% in the third quarter of 1998 from 82.2% in the third quarter of 1997. In certain of the Company's European markets, government employment incentive programs are in place to encourage employment by providing a credit against payroll taxes otherwise payable. In France, legislation was enacted in late 1997 that reduced the amount of such payroll tax credits beginning in January of 1998. This reduction is the primary reason for the increased cost of services in 1998.

Selling and administrative expenses increased to 13.8% of revenues, from 13.5% of revenues in the third quarter of 1997. This increase is due to significant investment in new markets, primarily in Europe, and infrastructure enhancements in many of the Company's major markets.

Interest and other expense was $4.2 million in the third quarter of 1998 compared to $1.1 million in the third quarter of 1997. This increase is due to a $2.7 million increase in net interest expense and a $.5 million increase in translation losses. Net interest expense increased in the quarter as a result of higher borrowing levels to finance the share repurchase program, acquisitions and the Company's investment in new markets. The increase in translation losses is due primarily to losses recognized on the translation of the net monetary assets of operations in highly inflationary economies.

The Company provided income taxes at a rate of 35.5% during the third quarter of 1998, equal to the estimated annual effective tax rate for 1998. This rate is slightly higher than the annual effective tax rate for 1997 due to the increase in the French corporate income tax rate (see Note 6 to Consolidated
Financial Statements) and the reduced benefit from the utilization of net operating loss carryforwards.

On a diluted basis, net earnings per share was $.53 in the third quarter of 1998, compared to $.63 per share in the third quarter of 1997. The weighted average shares, assuming dilution, decreased by 2.7 million shares for the quarter due to the shares that were repurchased under the Company's share repurchase program and a smaller effect of dilutive stock options
(see Note 5 to the Consolidated Financial Statements) because of the lower average share price during the quarter.

Operating Results - Nine Months Ended September 30,
1998 and 1997

Revenues increased 20.8% to $6,386.7 million for the first nine months of 1998. Revenues were unfavorably impacted by changes in currency exchange rates during the nine months due to the strengthening of the U.S.
Dollar relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, the increase in revenues would have been 23.8%.
Volume, as measured by billable hours of branch operations, increased 17.2% in the nine month period.
All of the Company's major
markets experienced revenue
increases, including the United States (8.5%), France
(39.2% in French Francs) and Manpower-United Kingdom
(7.2% in Pounds Sterling).

Cost of services increased as a percentage of revenues to 83.0% in the first nine months of 1998 from 82.1% in the first nine months of 1997. As mentioned above, the primary reason for the increased cost of services in 1998 is the reduction of payroll tax credits in France.

Selling and administrative expenses increased to 14.6% of revenues during the first nine months of 1998 from 14.4% of revenues during the first nine months of 1997.
This increase is primarily due to significant investment in new markets, primarily in Europe, and headquarters costs and infrastructure enhancements in many of the Company's major markets.

Interest and other expense was $11.7 million in the first nine months of 1998 compared to $2.9 million in the first nine months of 1997. This increase is due to a $5.4 million increase in net interest expense and a $2.8 million increase in translation losses. Net interest expense increased in the period as a result of higher borrowing levels to finance the share repurchase program, acquisitions and the Company's investment in new markets. The increase in translation losses is due primarily to losses recognized on the translation of the net monetary assets of operations in highly inflationary economies.

The Company provided income taxes at a rate of 35.5% during the first nine months of 1998, equal to the estimated annual effective tax rate for 1998. This rate is slightly higher than the annual effective tax rate for 1997 due to the increase in the French corporate income tax rate (see Note 6 to Consolidated
Financial Statements) and the reduced benefit from the utilization of net operating loss carryforwards.

On a diluted basis, net earnings per share was $1.11 in the first nine months of 1998, compared to $1.44 per share in the first nine months of 1997. The 1998 earnings were unfavorably impacted $.08 per share due to the lower currency exchange rates in the first nine months of 1998 compared to the first nine months of 1997 and $.02 per share due to the increase in the effective tax rate discussed above. The weighted average shares, assuming dilution, decreased 2.1 million for the nine month period due to the shares repurchased under the Company's share repurchase program and a smaller effect of dilutive stock options
(see Note 5 to the Consolidated Financial Statements) because of the lower average share price during the period.

Liquidity and Capital Resources

Cash used by operating activities was $25.6 million in the first nine months of 1998 compared to $30.1 million in the first nine months of 1997. This decrease in cash used reflects the decrease in working capital requirements between periods, due to the lower revenue growth rates in many of the Company's major markets. Working capital requirements were $171.5 million in the first nine months of 1998 compared to $184.0 million in the first nine months of 1997. Cash provided by operating activities before the changes in working capital requirements was $145.9 million in the first nine months of 1998 compared to $153.9 million in the first nine months of 1997, reflecting the lower earnings levels.

Capital expenditures were $103.1 million in the first nine months of 1998 compared to $62.4 million during the first nine months of 1997. These expenditures include capitalized software of $32.7 million and $27.1 million in the first nine months of 1998 and 1997, respectively. The balance is comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

During the first nine months of 1998, the Company acquired certain franchises and unrelated companies.
The Company also made a final payment related to the 1996 acquisition of A Teamwork Sverige AB in Sweden.
The total consideration paid during 1998 for these acquisitions was approximately $31,000, the majority of which was recorded as intangible assets.

Net cash provided from additional borrowings was $160.5
million and $135.1 million in the first nine months of
1998 and 1997, respectively.   The additional
borrowings in 1998 were primarily used to support the working capital growth, investment in new markets, capital expenditures, acquisitions and repurchase of the Company's common stock. The additional borrowings in 1997 were primarily used to support the working capital growth and the repurchase of the Company's common stock. The Company repurchased common stock during the first nine months of 1998 and 1997 at a cost of $36.6 million and $54.8 million, respectively.

Accounts receivable increased to $1,914.3 million at September 30, 1998 from $1,437.4 million at December
31, 1997. Of this increase, $58.4 million is due to the change in exchange rates during the first nine months of 1998. The remaining increase is primarily due to the revenue growth in France and many of the Company's other major markets.

As of September 30, 1998, the Company had borrowings of $204.1 million and letters of credit of $52.0 million outstanding under its $415 million U.S. revolving credit facility, and borrowings of $71.7 million outstanding under its U.S. commercial paper program.
The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of September 30, 1998, such lines totaled
$174.4 million, of which $32.1 million was unused.

In October, the Company's Board of Directors authorized an additional ten million shares for repurchase under the Company's share repurchase program. Stock repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. This additional authorization increases the total shares that may be repurchased to fifteen million shares. As of September 30, 1998, the Company had repurchased approximately four million shares under the previous authorization.

The Company's Board of Directors also declared a cash dividend of $.10 per share which is payable on December
14, 1998 to shareholders of record on December 3, 1998.

Information Technology

Much of the software currently used by the Company will require modification to properly process data after December 31, 1999 (the `Year 2000 Issues'). In all significant locations where the Company operates, assessments have been done to determine what modifications will be required. In addition, detailed plans and timetables have been developed to complete and test the necessary remediation. The Company expects to have the majority of all remediation and testing completed prior to June 30, 1999. The Company is also in the process of converting and upgrading many of its internal information systems to meet changing customer requirements. The Company presently believes that with these conversions and upgrades, and the remediation efforts to existing systems, all significant Year 2000 Issues will be addressed. To date, the Company has used both internal and external resources for the assessment, remediation and testing of its systems. As of September 30, 1998, approximately $2.5 million has been expensed related to this assessment and remediation. The total expense is estimated to be $7 million to $12 million. These costs are not expected to have a material impact on the Company's financial position, results of operations or cash flows. The Company is also in the process of contacting significant vendors and large customers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own systems to address Year 2000 Issues. While the Company does not anticipate any such problems, failure by other companies or governmental entities to remediate their systems on a timely basis could have a material adverse effect on the Company. The Company is currently evaluating the reasonably likely worst case scenario if its information technology and non-information technology systems do not function as a result of Year
2000 Issues. The Company is also in the process of evaluating and developing contingency plans for Year
2000 risks.

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

The Company has made significant investments in information technology systems (both hardware and software) in the last several years in order to keep pace with the rapid growth of the business and to service larger and more complex customer arrangements.
The Company is currently engaged in the development of new proprietary information systems for branch office administration, invoicing and payroll. These systems are in the process of being developed and are in the early stages of implementation and deployment. As of September 30, 1998, the Company had capitalized approximately $77 million in software development costs which is included in Other assets in the Consolidated
Balance Sheets. As with any complex system design and implementation effort, there are various risks and uncertainties, including whether such systems will meet performance expectations and whether they can be implemented on schedule. The Company regularly reviews the carrying value of all capitalized software and, under applicable accounting guidelines, is required to recognize a loss if the unamortized balance is considered unrealizable. The Company has determined that no such adjustment is currently required.

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

                                    MANPOWER INC.
                                    (Registrant)

Date: November 12, 1998      /s/ Michael J. Van Handel
                             --------------------------
                             Michael J. Van Handel
                             Senior Vice President
                             Chief Financial
                             Officer, Treasurer and
                             Secretary
                             (Signing on behalf of
                             the Registrant)