Form 10-K405
period 1998-12-31
MANPOWER INC /WI/
filed 1999-03-31
CIK 871763

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-K

                         ------------------------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 1998

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

                                                           Name of Exchange on
           Title of each class                              which registered
       Common Stock, $.01 par value                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,760,868,538 as of February 22, 1999. As of February 22, 1999, there were 79,140,159 of the registrant's shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part I and Part II incorporate information by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1998. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1999.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

Introduction and History

         Manpower Inc. (the "Company") is one of the largest non-governmental employment services organization in the world,(1) based on systemwide sales,(2) with almost 3,200 offices in 50 countries. The Company's largest operations, based on revenues, are located in the United States, France and the United Kingdom. The Company is primarily engaged in temporary staffing services, contract services and training and testing of temporary and permanent workers. The Company provides employment services to a wide variety of customers, none of which individually comprise a significant portion of revenues within a given geographic region or for the Company as a whole. Unless the context requires otherwise, references to the Company include its subsidiaries.

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

         The Company's principal executive offices are located at 5301 North Ironwood Road, Milwaukee, Wisconsin 53217 (telephone: 414-961-1000).

                            THE COMPANY'S OPERATIONS

United States

         In the United States, the Company's operations are carried out through both branch (i.e., Company-owned) and franchise offices. The Company had 706 branch and 461 franchise offices in the United States at December 31, 1998. The Company provides a number of central support services to its branches and franchises which enable it to maintain consistent service quality throughout the United States regardless of whether an office is a branch or franchise. The Company has developed a comprehensive system of assessment/selection, training and quality assurance for its temporary staffing operations. All assessment/selection, training and support materials are designed and produced by the Company for both branches and franchises. In addition, the Company conducts a series of training classes for all employees of both branches and franchises, including training classes for service representatives and branch managers, at its Milwaukee headquarters. The Company provides customer invoicing and payroll processing of its temporary employees for all branch offices and virtually all franchise offices through its Milwaukee headquarters.

         The Company's franchise agreements provide the franchisee with the right to use the Manpower(R) service mark and associated marks in a specifically defined exclusive territory. U.S. franchise fees range from 2-3% of franchise sales. The Company's franchise agreements provide that in the event of a proposed sale of a franchise to a third party, the Company has the right to repurchase the franchise at the same price and on the same terms as proposed by the third party. The Company frequently exercises this right and intends to continue to do so in the future if opportunities arise with appropriate prices and terms.

         In the United States, the Company's operations are primarily related to providing temporary employment services. During 1998, approximately 42% of the Company's United States temporary help revenues were derived from placing office staff, 39% from placing industrial staff and 19% from placing technical and information technology staff.

-------------------
(1) Based on publicly available information, including annual reports to shareholders, filings with governmental agencies and investment analyst reports.
(2) Systemwide sales of the Company includes total sales of Company-owned branches and franchises.

France

         The Company is the second largest temporary employment service provider in France (see footnote 1 on page 1). The Company conducts its operations in France through over 751 branch offices under the name of Manpower and 36 branch offices under the name Supplay.

         The temporary services market in France is predominately industrial. In 1998, the Company derived approximately 75% of its revenue in France from the industrial sector, 11% from the construction sector and 14% from the office sector.

United Kingdom

         The Company is the largest supplier of temporary employment services in the United Kingdom (see footnote 1 on page 1). As of December 31, 1998, it conducted operations in the United Kingdom through 187 branch offices under the Manpower brand ("Manpower UK").

         Manpower UK uses the same approach to assessment/selection, training and marketing programs in the United Kingdom as is used in the United States with such modifications as necessary to reflect differences in language, culture and business practices. Ultraskill(R), the Company's proprietary program for assessing the word processing skills of its temporary workers, has received endorsement from the Royal Society of Arts, one of the world's foremost qualification standards for office skills. Candidates whose results exceed prescribed levels can be automatically certified through the RSA. Manpower UK was the first temporary staffing company to be registered under BS5750-IS09000, the international quality assurance standard.

         Manpower UK offers temporary employment services in the office, industrial, technical, information technology, nursing and transport markets. It also offers a variety of specialized services targeted at the health sector and local government which consist of specialized assessment, selection and training, as well as the supply of specialized staff. Manpower UK is also the leading company in the United Kingdom for the provision of managed services, project work and subcontracted activities.

         During 1998, approximately 47% of Manpower UK's revenues were derived from the supply of office staff, 22% from the supply of industrial staff, 21% from the supply of technical staff and information technology staff, 5% from the supply of nursing staff and 5% from the supply of drivers.

         The Company also owns Brook Street Bureau PLC which operates separately from the Manpower brand and exclusively in the United Kingdom. Brook Street Bureau PLC, acquired in 1985, has a total of 93 branches in England, Scotland and Wales. It provides services in the office, industrial and catering markets. In 1998, approximately 91% of its revenues were derived from temporary placements and 9% were derived from permanent placement. Brook Street Bureau PLC competes in certain U.K. markets with the Company's Manpower brand. Its permanent placement business primarily consists of recruitment for office workers.

Other Europe

         The Company operates through 566 branch offices and 54 franchise offices in other European countries. These operations are located in such countries as Austria, Belgium, Denmark, Finland, Germany, Italy, The Netherlands, Norway, Spain and Sweden, all of which are branch offices, and Switzerland, which is a 49% owned franchise. The Company is the second largest non-governmental temporary employment services firm in the European Economic Community (see footnote 1 on page 1). The Company utilizes the same approach to selection, training, recruiting and marketing techniques in continental Europe as are used in the United States with such modifications as may be appropriate for local legal requirements, cultural characteristics and business practices.

Rest of the World

         The Company operates through 295 branch offices and 40 franchise offices in the other markets of the world. The largest of these operations are located in Japan (33 branch offices), Israel (56 branch offices), Canada (40 branch offices and 11 franchise offices), Mexico (28 branch offices) and Australia (65 branch offices). Other significant operations are located in 10 countries in South America and in 7 countries in Southeast Asia. The Company uses the same general approach to testing, training and marketing tools in other areas of the world as employed in the United States with such modifications as may be appropriate for local cultural differences and business practices. In most of these countries, the Company primarily supplies temporary workers to the industrial, general office and technical markets.

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

         In the temporary help industry, competition is limited to firms with offices located within a customer's particular local market because temporary employees (aside from certain employees in the technology services segment) are generally unwilling to travel long distances. In most major markets, competitors generally include many of the publicly traded companies and numerous regional and local competitors, some of which may operate only in a single market. Competition may also be provided by governmental entities or agencies, such as state employment offices in the United Kingdom and many European countries.

         Since client companies rely on temporary employment firms having offices within the local area in which they operate, competition varies from market-to-market and country-to-country. In most areas, no single company has a dominant share of the market. Many client companies use more than one temporary employment services provider; however, in recent years, the practice of using a sole (or a limited number of) temporary supplier or a primary supplier has become an increasingly important factor among the largest customers, particularly in the United States and the United Kingdom. These sole supplier relationships can have a significant impact on the Company's revenue and operating profit growth. A key part of the Company's strategy is to build its large account business, including sole supplier relationships. While the Company believes that these large account relationships will prove to be less cyclical in the long-term than its traditional business, volume reductions by such customers, whether related to economic factors or otherwise, could have a material adverse effect on the Company's results in any period.

Methods of Competition

         Temporary staffing firms act as intermediaries in matching available temporary workers to employer assignments. As a result, temporary staffing firms compete both to recruit and retain a supply of workers and to attract customers to employ temporary employees. Competition is generally limited to firms having offices located in a specific local geographic market. Depending on the economy of a particular market at any point in time, it may be necessary for the Company to place greater emphasis on recruitment and retention of temporary workers or marketing to customers. The Company recruits temporary workers through a wide variety of means, principally personal referrals and advertisements and by providing an attractive compensation package including (in jurisdictions where such benefits are not otherwise required by law) health insurance, vacation and holiday pay, incentive plans and a recognition program.

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

         An important aspect in the selection of a temporary worker for an assignment is the ability of the temporary services firm to identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to an employer's requirements. The Company has developed a variety of proprietary programs for identifying and assessing skill levels of its temporary workers, including Ultraskill(R) (for word processing skills), Sureskill (for office automation skills such as word processing, spreadsheet, presentation graphics, etc.), Ultradex (for several important light industrial skills), Predicta (for critical general office and customer service/call center skills), Linguaskill (for language skills) and Phonskill (for verbal communication skills) which are used in selecting a particular individual for a specific assignment. The Company believes that its assessment systems enable it to offer a higher quality service by increasing productivity, decreasing turnover and reducing absenteeism. The Company believes it is the only temporary employment firm whose employee selection systems have been statistically validated in full or complete accordance with the guidelines established by the Equal Employment Opportunity Commission and standards set forth by the American Psychological Association in the United States and similar authorities in various other countries. In the United Kingdom, candidates whose test results on Ultraskill(R) exceed prescribed levels are automatically certified through the Royal Society of Arts, one of the world's best known qualification standards for word processing skills.

         It is also important to be able to access a large network of skilled workers and to be able to "create" certain hard-to-find skills by offering training to available workers. The Company's competitive position is enhanced by being able to offer a wide variety of skills in some of the most important market segments for temporary work through the use of training systems.

         For the office workers, the Company has a proprietary training system called Skillware(R) which allows temporary workers to quickly and conveniently learn new or enhance existing skills in over 50 different word processing, database, spreadsheet, graphics, desktop publishing, electronic scheduling and calendaring groupware, project management and operating system applications from a variety of manufacturers including Microsoft and Lotus. Skillware(R) is a thorough hands-on program enabling workers to become productive independent operators. The Skillware(R) system combines the human elements of classroom instruction with the self-paced work-related aspects of a computer delivered system. A Skillware(R) administrator sets up the training, monitors all sessions and is available to answer questions. Every person completing a Skillware(R) course receives an Operator Support Manual which serves as an on-the-job reference and refresher. New Skillware(R) is constantly developed or updated as new software programs are introduced.

         The Company also develops Skillware(R) training to prepare workers to take positions in call centers, banks and other organizations where transaction processing skills are required. In addition, to assist its temporary workers in improving general office skills, the Company offers a variety of specific skill development programs in spelling, punctuation and keyboard skills.

         The Company has partnered with CBT Systems to develop TechTrack, a training program for technical professionals. TechTrack is an interactive, self-directed training program which enhances technical employees' skills to meet the current and emerging demands of the business environment. TechTrack offers a spectrum of instruction focusing on client/server, mainframe, internet, networking and operating systems technologies. The training prepares technical employees for certification testing by guiding them through Visual Basic, C++ Programming, COBOL, JAVA, SAP, PowerBuilder, IEEE LAN Architecture and more than 1,000 other courses.

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

         Although temporary help firms compete in a local market, for administrative purposes, the largest customers demand national, and increasingly global, arrangements. A large national or multi-national customer will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to its local managers; this effectively limits competition to the few firms, including the Company, with large branch networks. National arrangements, which generally fix either the pricing or mark-up on services performed in a particular country, represented approximately 40% of the Company's sales in 1998. Global arrangements, where the Company services multinational customers in several countries, represented approximately 10% of the Company's sales in 1998. Because the Company provides services to a wide variety of customers, there is no one customer that individually comprises a significant portion of revenues within a given geographic region or for the Company as a whole.

         The Company competes in the large company market by providing permanent staff training using its Skillware(R) training capability, widespread office network and large temporary work force, to train the permanent employees of large companies in a variety of office software applications. In the United States, 75 of the Fortune 100 companies have used Skillware training for their permanent staff. The Company believes its capability to offer permanent staff training, in addition to generating sufficient revenue to offset development costs, provides it with a key marketing advantage over its competitors in supplying temporary staff to companies where it has been involved in significant staff training.

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

         In the United States, the Company is subject to various federal and state laws relating to franchising, principally the Federal Trade Commission's franchise rules and analogous state laws. These laws and related rules and regulations impose specific disclosure requirements on prospective franchisees. Virtually all states also regulate the termination of franchises. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal Regulations and Union Relationships" which is found in the Company's 1998 Annual Report to Shareholders and which is incorporated herein by reference.

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

                            RESEARCH AND DEVELOPMENT

         The Company's research and development efforts are concentrated on the development and updating of its Skillware(R) training and employee selection programs. Approximately 30 employees are engaged in research and development at the Company's international headquarters. Independent contractors are also hired to assist in the development of these tools. Expenditures for research and development, which were internally financed, aggregated approximately $3.9 million in 1998, approximately $3.5 million in 1997 and approximately $4.3 million in 1996.

                                    EMPLOYEES

         The Company had approximately 15,000 permanent full-time employees at December 31, 1998. In addition, the Company estimates that it assigned over 2.0 million temporary workers on a worldwide basis in 1998. As described above, in most jurisdictions, the Company (through its subsidiaries), as the employer of its temporary workers or, as otherwise required by applicable law, is responsible for employment administration, including collection of withholding taxes, employer contributions for social security (or its equivalent outside the United States), unemployment tax, workers' compensation and fidelity and liability insurance, and other governmental requirements imposed on employers. In most jurisdictions where such benefits are not legally required, including the United States, the Company provides health and life insurance, paid holidays and paid vacations to qualifying temporary employees.

                FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                           OPERATIONS AND EXPORT SALES

         Note 14 to the Company's Consolidated Financial Statements sets forth the revenues, earnings before income taxes, identifiable assets and net assets derived from each geographical area for the years ended December 31, 1998, 1997 and 1996. Such note is found in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME OF OFFICER                               OFFICE

Mitchell S. Fromstein         President and Chief  Executive  Officer of the
   Age 71                     Company since January, 1989, and Chairman of the
                              Board since April, 1989. President and Chief
                              Executive Officer of Manpower from 1976 until 1996 and a director thereof from 1971 until 1996. A director of the Company and its predecessors for more than five years. Also a director of Aramark
                              Corp.

Terry A. Hueneke              Executive Vice President of the Company and a
 Age 56                       director since December, 1995. Senior Vice
                              President - Group Executive of Manpower from 1987 until 1996.

Jeffrey A. Joerres            Senior Vice President - European Operations and
  Age 39                      Marketing and Major Account Development since
                              July, 1998. Senior Vice President - Major Account
                              Development of the Company from November, 1995 to July, 1998. Vice President - Marketing and Major
                              Account Development of the Company from July, 1993 to November, 1995.

Michael J. Van Handel         Senior Vice President, Chief Financial Officer,
  Age 39                      Treasurer and Secretary of the Company since July,
                              1998. Vice President, Chief Accounting Officer and
                              Treasurer of the Company from February, 1995 to July, 1998 and of Manpower from February, 1995 to
                              June, 1996. Vice President, International
                              Accounting and Internal Audit of Manpower from
                              September, 1992 to February, 1995 and Director of
                              Internal Audit of Manpower prior thereto.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is listed for trading on the New York Stock Exchange (the "NYSE"), which is the principal exchange for trading in the Company's shares. The table below sets forth the reported high and low sales price for shares of the Company's Common Stock on the NYSE during the indicated quarters based on the NYSE Trading Report:

                                                                                    High           Low
                                                                                    ----           ---
          Fiscal year ended December 31, 1998
            First Quarter....................................................      42 9/16        33 5/8
            Second Quarter...................................................      44 7/8         27 11/16
            Third Quarter....................................................      30 1/8         20
            Fourth Quarter...................................................      27 7/16        19 3/8

          Fiscal year ended December 31, 1997
            First Quarter....................................................      40 1/2         29 1/2
            Second Quarter...................................................      49             35 1/4
            Third Quarter....................................................      50 3/8         37
            Fourth Quarter...................................................      40 3/4         35 1/4

HOLDERS

         As of February 22, 1999, 79,140,159 shares of Common Stock were held of record by 6,583 record holders.

HISTORICAL DIVIDENDS

         The Company paid a dividend of $0.09 per share in the second quarter and $0.10 per share in the fourth quarter of 1998. The Company paid a dividend of $0.08 per share in the second quarter and $0.09 per share in the fourth quarter of 1997.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, under the heading "Selected Financial Data," (page 35) which information is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," (pages 10 to 17) which information is hereby incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, under the heading "Significant Matters Affecting Results of Operations," (pages 13 to
17) which information is hereby incorporated herein by reference.

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

These forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

- material changes in the demand from larger customers, including customers with which the Company has national or global arrangements
- availability of temporary workers or increases in the wages paid to these workers
-  competitive market pressures, including pricing pressures
-  ability to successfully invest in and implement technology developments
- unanticipated technological changes, including obsolescence or impairment of information systems
-  changes in customer attitudes toward the use of staffing services
-  government or regulatory policies adverse to the employment services industry
-  general economic conditions in international markets
-  interest rate and exchange rate fluctuations

The Company disclaims any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth in the Financial Statements and the Notes thereto (pages 19 to 35) contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, which information is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Executive Officers. Reference is made to "Executive Officers of the Registrant" in Part I after Item 4.

         (b) Directors. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1999 at pages 3 to 4 under the caption "Election of Directors," which information is hereby incorporated herein by reference.

         (c) Section 16 Compliance. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1999 at page 15 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1999, at page 5 under the caption "Remuneration of Directors," pages 7 to 10 under the caption "Executive Compensation," and page 13 under the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1999, at page 2 under the caption "Security Ownership of Certain Beneficial Owners" and at page 6 under the caption "Security Ownership of Management," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1999, at page 5 under the caption "Remuneration of Directors" and at page 13 under the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements.


                                                                                                 PAGE NUMBER(S)
                                                                                                IN ANNUAL REPORT
                                                                                                TO SHAREHOLDERS
                                                                                                   ------------

             Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):


                 Consolidated Balance Sheets as of December 31, 1998 and 1997...............           20-21

                 Consolidated Statements of Operations for the years ended
                 December 31, 1998, 1997 and 1996...........................................           19

                 Consolidated Statements of Cash Flows for the years ended
                 December 31, 1998, 1997 and 1996...........................................           22

                 Consolidated Statements of Stockholders' Equity for the years
                 ended December 31, 1998, 1997 and 1996.....................................           23

                 Notes to Consolidated Financial Statements.................................           24-35

     (a)(2)  Financial Statement Schedules.

                 Report of Independent Public Accountants on the Financial
                  Statement Schedule
                 Consent of Independent Public Accountants
                 SCHEDULE II - Valuation and Qualifying Accounts

     (a)(3)  Exhibits.

                 See (c) below.

     (b)     Reports on Form 8-K.

                 There were two reports on Form 8-K filed on July 14, 1998 and November 13, 1998.

     (c)         Exhibits.

     3.1 Articles of Incorporation of Manpower Inc. incorporated by reference to Annex C of the Prospectus which is contained in Amendment No. 1 to Form S-4 (Registration No. 33-38684).

     3.2 Amended and Restated By-laws of Manpower Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     10.1        [Reserved].

     10.2 Revolving Credit Agreement dated November 25, 1997, between Manpower Inc. and the banks set forth therein, Credit Lyonnais, the First National Bank of Chicago, Fleet National Bank, Mellon Bank, N.A., Citibank International PLC and Citibank, N.A., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     10.3 Amended and Restated Manpower 1991 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996.**

     10.4 Manpower Savings Related Share Option Scheme, incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-38684).**

     10.5 Transfer Agreement dated February 25, 1991 between Manpower and the Company (the "Transfer Agreement"), incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-38684).**

     10.6 Blue Arrow Savings Related Share Option Scheme, as assumed by Manpower pursuant to the Transfer Agreement, incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-38684).**

     10.7 Blue Arrow Executive Share Option Scheme, as assumed by Manpower pursuant to the Transfer Agreement, incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-38684).**

     10.8 Amended and Restated Manpower 1990 Employee Stock Purchase Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-31021).**

     10.9 Manpower Retirement Plan, as amended and restated effective as of March 1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989.**

     10.10 Amended and Restated Manpower 1994 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996.**

     10.11(a) Employment Agreement dated September 16, 1987 among Manpower, Mitchell S. Fromstein and Manpower PLC, incorporated by reference to the Manpower PLC's registration statement on Form 20-F filed with the Securities and Exchange Commission on March 30, 1988; as amended May 19, 1989, incorporated by reference to Manpower PLC's Form 10-K, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989; and as amended on February 16, 1990 and October 4, 1990, incorporated by reference to Manpower PLC's Form 10-K, SEC File No. 0-9890, filed for the fiscal year ended December 31, 1990.**

     10.11(b) Amendment dated June 17, 1992 to Employment Agreement dated September 16, 1987, as amended, among Manpower, Mitchell S. Fromstein and Manpower PLC, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**

     10.11(c) Amendment dated March 22, 1994 to Employment Agreement dated September 16, 1987, as amended, among Manpower, Mitchell S. Fromstein and Manpower PLC, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**

     10.12(a) Employment Agreement dated September 16, 1987 among Manpower, Gilbert Palay and Manpower PLC, incorporated by reference to Manpower PLC's registration statement on Form 20-F filed with the Securities and Exchange Commission on May 1, 1989, incorporated by reference to Manpower PLC's Form 10-K, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989; and as amended on February 16, 1990 and October 4, 1990, incorporated by reference to Manpower PLC's Form 10-K, SEC File No. 0-9890, filed for the fiscal year ended December 31, 1990.**

     10.12(b) Consulting Agreement dated as of January 1, 1994 between Manpower Inc. and Gilbert Palay, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**

     10.13(a)    [reserved]

     10.13(b)    [reserved]

     10.14 The Restricted Stock Plan of Manpower Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**

     10.15 Amended and Restated Manpower 1991 Directors Stock Option Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-31021).**

     10.16 Amended and Restated Manpower Deferred Stock Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**

     10.17(a) Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February 18, 1997, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**

     10.17(b) Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February 23, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.**

     10.18(a) Form of Employment Agreement between Jeffrey A. Joerres and Manpower Inc. **

     10.18(b)    Form of Severance Agreement between Jeffrey A.
                 Joerres and Manpower Inc. **

     10.19(a) Form of Employment Agreement between Michael J. Van Handel and Manpower Inc. **

     10.19(b) Form of Severance Agreement between Michael J. Van Handel and Manpower Inc. **

     13 1998 Annual Report to Shareholders. Pursuant to Item 601(b)(13)(ii) of Regulation S-K, any of the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

     21          Subsidiaries of Manpower Inc.

     23 Consent of Arthur Andersen LLP, incorporated by reference to the Schedule to the Financial Statements, which Schedule is contained in this Form 10-K.

     24          Powers of Attorney.

     27          Financial Data Schedule.



**  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MANPOWER INC.



                                            By: /s/ Mitchell S. Fromstein
                                               --------------------------------
                                                      Mitchell S. Fromstein
                                                      Chairman of the Board

                                            Date:     March 30, 1999



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           NAME                                 TITLE                                         DATE
           ----                                 -----                                         ----

/s/ Mitchell S. Fromstein       Chairman, President, Chief Executive                      March 30, 1999
---------------------------     Officer and a Director
Mitchell S. Fromstein           (Principal Executive Officer)



/s/ Michael J. Van Handel       Senior Vice President, Chief Financial Officer,           March 30, 1999
---------------------------     Secretary and Treasurer (Principal Financial Officer
Michael J. Van Handel           and Principal Accounting Officer)



Directors:   Dudley J. Godfrey, Jr., Marvin B. Goodman, J. Ira Harris, Terry A.
             Hueneke, Newton N. Minow, Gilbert Palay, John R. Walter and Dennis
             Stevenson


By: /s/ Michael J. Van Handel                                     March 30, 1999
    --------------------------
      Michael J. Van Handel
      Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
and Shareholders of Manpower Inc.:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in Manpower Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          /s/ Arthur Andersen LLP


                                          ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 29, 1999.


                              --------------------

                              ARTHUR ANDERSEN LLP


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


         As independent public accountants, we hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Manpower Inc. of our report dated January 29, 1999, included in the 1998 Annual Report to Shareholders of Manpower Inc.

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


Milwaukee, Wisconsin,
March 29, 1999.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                For the years ended December 31, 1998, 1997, and 1996, in thousands:


Allowance for Doubtful Accounts:


                                         BALANCE AT               PROVISIONS                              BALANCE AT
                                         BEGINNING   TRANSLATION  CHARGED TO             RECLASSIFICATIONS  END OF
                                          OF YEAR    ADJUSTMENTS   EARNINGS    WRITE-OFFS    AND OTHER       YEAR
                                          -------    -----------   --------    ----------    ---------       ----

Year ended December 31, 1998............   $38,019        986       11,986      (11,469)        (18)       $39,504

Year ended December 31, 1997............   $33,526     (2,179)      15,884      (10,108)        896        $38,019

Year ended December 31, 1996............   $32,901       (412)      12,360      (11,686)        363        $33,526
