Form 10-Q
period 1999-03-31
MANPOWER INC /WI/
filed 1999-05-17
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                    March 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Shares Outstanding
     Class                                 at March 31, 1999
     Common Stock,                             79,145,307
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

            PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            MANPOWER INC. AND SUBSIDIARIES

              Consolidated Balance Sheets
                    (in thousands)

                        ASSETS

                                          March 31,          December 31,
                                           1999                  1998
                                          (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                  $ 173,560           $ 180,456
Accounts receivable, less allowance for
    doubtful accounts of $39,264 and
    $39,504, respectively                  1,504,488           1,674,729
Prepaid expenses and other assets             56,678              53,565
Future income tax benefits                    50,852              52,812
    Total current assets                   1,785,578           1,961,562


OTHER ASSETS:

Investments in licensees                      34,285              33,055
Other assets                                 198,766             195,223
    Total other assets                       233,051             228,278

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements
  and equipment                              408,790             411,391
Less:  accumulated depreciation and
  amortization                               219,707             220,131
     Net property and equipment              189,083             191,260
     Total assets                         $2,207,712          $2,381,100



   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

             Consolidated Balance Sheets
           (in thousands, except share data)

         LIABILITIES AND STOCKHOLDERS' EQUITY


                                           March 31,           December 31,
                                             1999                 1998
                                           (unaudited)
CURRENT LIABILITIES:

Payable to banks                             $ 25,324            $  99,268
Accounts payable                              393,578              347,864
Employee compensation payable                  73,203               77,084
Accrued liabilities                           151,734              154,428
Accrued payroll taxes and insurance           234,936              319,053
Value added taxes payable                     258,168              291,720
Income taxes payable                           18,862               17,563
Current maturities of long-term debt            3,574                4,076
    Total current liabilities               1,159,379            1,311,056

OTHER LIABILITIES:

Long-term debt                                150,127              154,594
Other long-term liabilities                   245,765              246,512
   Total other liabilities                    395,892              401,106

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized
  25,000,000 shares, none issued                   --                   --
Common stock, $.01 par value, authorized
  125,000,000 shares, issued 83,494,707
  and 83,279,149 shares, respectively             835                  833
Capital in excess of par value              1,606,946            1,602,721
Accumulated deficit                          (767,091)            (787,699)
Accumulated other comprehensive loss          (59,227)             (17,895)
Treasury stock at cost, 4,349,400 shares     (129,022)            (129,022)
   Total stockholders' equity                 652,441              668,938
   Total liabilities and stockholders'
     equity                               $ 2,207,712          $ 2,381,100




   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Operations (Unaudited)
         (in thousands, except per share data)

                                        3 Months Ended March 31,
                                        1999               1998

Revenues from services               $ 2,175,236        $ 1,872,866

Cost of services                       1,795,002          1,545,508
   Gross profit                          380,234            327,358

Selling and administrative expenses      343,442            290,595
    Operating profit                      36,792             36,763

Interest and other income (expense)       (4,840)            (3,144)
    Earnings before income taxes          31,952             33,619

Provision for income taxes                11,344             11,929
    Net earnings                      $   20,608             21,690

Net earnings per share                $      .26          $     .27

Net earnings per share - diluted      $      .26          $     .26

Weighted average common shares            79,044             80,557

Weighted average common shares-diluted    79,844             81,921


    The accompanying notes to consolidated financial statements are an integral part of these statements.


            MANPOWER INC. AND SUBSIDIARIES

    Supplemental Systemwide Information (Unaudited)
                    (in thousands)


                                           3 Months Ended March 31,
                                           1999               1998

  Systemwide Sales                       $ 2,562,470      $2,276,913

Systemwide information represents the total of Company-owned branches and franchises.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Cash Flows (Unaudited)
                    (in thousands)

                                              3 Months Ended March 31,
                                              1999               1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                              $ 20,608           $ 21,690
       Adjustments to reconcile net
       earnings to net cash provided
       by operating activities:
          Depreciation and amortization        17,673             12,549
          Deferred income taxes                   530             (1,701)
          Provision for doubtful accounts       3,035              3,014
          Changes in operating assets
           and liabilities:
              Accounts receivable              65,538              (2,920)
                  Other assets                 (8,406)              2,573
                  Other liabilities           (12,873)             (8,694)
                  Cash provided by
                  operating activities         86,105               26,511

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (21,331)             (28,188)
  Proceeds from the sale of property and
   equipment                                      682                  609
  Acquisitions of businesses, net of
   cash acquired                               (2,227)              (1,803)
  Cash used by investing activities           (22,876)             (29,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in payable to banks              (63,969)             (19,940)
  Proceeds from long-term debt                    132               16,917
  Repayment of long-term debt                  (5,105)                (349)
  Proceeds from stock option and
   purchase plans                               4,228                7,232
  Cash (used) provided by financing
   activities                                 (64,714)               3,860

  Effect of exchange rate changes on cash      (5,411)               1,016
  Net change in cash and cash equivalents      (6,896)               2,005

  Cash and cash equivalents, beginning
   of period                                  180,456               142,246
  Cash and cash equivalents, end of period   $173,560              $144,251

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                              $  3,897              $  3,074

  Income taxes paid                          $ 14,220              $ 14,458


The accompanying notes to consolidated financial statements
           are an integral part of these statements.

            MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
  For the Three Months Ended March 31, 1999 and 1998
         (in thousands, except per share data)


(1) Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 1998
Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

(2) Accounting Policies

During the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountants
(`AICPA') Statement of Position (`SOP') 98-1,
"Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use" and the AICPA
SOP 98-5, "Reporting on the costs of Start-up
Activities." These statements did not have a material impact on the Company's Consolidated Financial
Statements.

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

 (3) Earnings Per Share

The calculations of net earnings per share and net earnings per share - diluted for the three months ended
March 31 are as follows:

                                         1999             1998
  Net earnings per share:
     Net earnings available to          $ 20,608       $ 21,690
      common shareholders
     Weighted average common shares
      outstanding                         79,044         80,557
                                        $    .26       $    .27

  Net earnings per share - diluted:
     Net earnings available to          $ 20,608       $ 21,690
      common shareholders

     Weighted average common shares       79,044         80,557
      outstanding
     Effect of dilutive stock options         800         1,364
                                           79,844        81,921
                                         $    .26       $   .26

(4) Income Taxes

The Company has provided income taxes for the three month period ended March 31, 1999 at a rate of 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information.
This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes.

(5) Stockholders' Equity

Total comprehensive income consists of net earnings and foreign currency translation adjustments and is as follows for the three months ended March 31:

                                         1999         1998

   Net earnings                         $ 20,608      $ 21,690
   Foreign currency                      (41,332)      (10,560)
    translation adjustments
      Total comprehensive income        $(20,724)     $ 11,130

(6) Interest Rate Swap

The Company has an interest rate swap agreement, expiring in 2001, to fix the interest rate at 6.0% on $50,000 of the Company's borrowings under the revolving credit agreement. This swap agreement had an immaterial impact on the recorded interest expense during the first quarter of 1999. As of March 31, 1999, the variable interest rate under the revolving credit agreement was 5.2%.

(7) Business Segment Data by Geographical Area

Geographical segment information is as follows for the three months ended March 31:

                                             1999                1998

    Revenues from services:
        United States (a)                $ 515,827            $ 499,073
        France                             828,023              721,389
        United Kingdom                     272,803              248,234
        Other Europe                       326,923              230,838
        Other Countries                    231,660              173,332
                                       $ 2,175,236          $ 1,872,866


    Operating unit profit:
       United States                     $  13,318             $  15,261
       France                               13,364                12,067
       United Kingdom                        6,870                 7,393
       Other Europe                          9,359                 6,118
       Other Countries                       3,392                 7,156
       Corporate Expenses                   (7,930)               (9,997)
       Amortization of Intangible Assets    (1,581)               (1,235)
           Operating Profit                 36,792                36,763
        Interest & Other Income (Expense)   (4,840)               (3,144)
           Earnings before Income Taxes     31,952                33,619

  (a) Total systemwide sales in the United States, which includes sales of Company-owned branches and franchises, was $850,391 and $831,250 for the three months ended March 31, 1999 and 1998, respectively.

(8) Subsequent Events

On April 26, 1999, the Company's Board of Directors declared a cash dividend of $.10 per share which is payable on June 14, 1999 to shareholders of record on June 2, 1999.

Subsequent to March 31, 1999, the Company repurchased 406,800 shares of common stock at a cost of $9.5 million.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended March 31, 1999 and 1998

Revenues increased 16.1% to $2,175.2 million for the first quarter of 1999. Revenues were favorably impacted by changes in currency exchange rates during the first quarter of 1999 due to the weakening of the U.S. Dollar, as compared to the first quarter of 1998, relative to the currencies in most of the company's non-U.S. markets. At constant exchange rates, the increase in revenues would have been 13.1%. Volume, as measured by billable hours of branch operations, increased 16.9% in the quarter. All of the Company's major markets experienced revenue increases, as measured in their local currencies, including the United States (3.4%), France (10.2%) and the United Kingdom (10.8%). The Company's Other Europe and Other
Countries segements reported revenue increases, as measured in their local currencies, of 38% and 23%, respectively.

Cost of services, which consists of payroll and related expenses of temporary workers, was 82.5% of revenues in the first quarter of 1999 and 1998. Gross margins in France increased during the first quarter, while gross margins in certain other foreign markets have decreased due to pricing pressures and a change in business mix.

Selling and administrative expenses increased to 18.2% to $343.4 million in the quarter. This amount represents a decrease from the fourth quarter 1998 level and was achieved despite the Company's continued investments in new or expanding markets.

Interest and other expense was $4.8 million in the first quarter of 1999 compared to $3.1 million in the first quarter of 1998. Net interest expense, plus the cost of the U.S. accounts receivable securitization program in 1999, was $4.0 million and $.9 million in the first quarter of 1999 and 1998, respectively. This higher 1999 expense was partially offset by lower translation losses and a lower level of other expenses compared to 1998.

The Company provided income taxes at a rate of 35.5% during the first quarter of 1999, equal to the estimated annual effective tax rate for 1999. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes.

On a diluted basis, net earnings per share was $.26 in the first quarter of 1999 and 1998. The diluted weighted average shares decreased by 2.5% for the quarter due to the Company's treasury stock purchases and a smaller effect of dilutive stock options (see Note 3 to the Consolidated Financial Statements) because of the lower average share price during the quarter.

Liquidity and Capital Resources

Cash provided by operating activities was $86.1 million in the first quater of 1999 compared to $26.5 million in the first quarter of 1998. This increase in cash provided reflects the change in working capital requirements between periods, due to the lower revenue growth rates in many of the Company's major markets. Cash provided by changes in working capital was $44.3 million in the first quarter of 1999 compared to cash used by changes in working capital of $9.0 million in the first quarter of 1998. Cash provided by operating activities before the changes in working capital requirements was $41.8 million in the first quarter of 1999 compared to $35.5 million in the first quarter of 1998.

Capital expenditures were $21.3 million in the first quarter of 1999 compared to $28.2 million during the first quarter of 1998. The 1998 expenditures include capitalized software of $7.4 million. The balance is comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

Net cash used to repay borrowings was $68.9 million and $3.4 million in the first quarter of 1999 and 1998, respectively.

Accounts receivable decreased to $1,504.5 million at March 31, 1999 from $1,674.7 million at December 31,
1998. Of this decrease, $99.7 million is due to the change in exchange rates during the first quarter.
The remaining decrease is primarily due to seasonality, as sales levels in the first quarter are typically lower than the fourth quarter.

As of March 31, 1999, the Company had borrowings of $73.8 million and letters of credit of $49.5 million outstanding under its $415 million U.S. revolving credit facility, and borrowings of $72.1 million outstanding under its U.S. commercial paper program.
The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of March 31, 1999, such lines totaled $161.4 million, of which $136.1 million was unused.

In April, the Company's Board of Directors also declared a cash dividend of $.10 per share which is payable on June 14, 1999 to shareholders of record on June 2, 1999.

Year 2000

State of Readiness - In order to address Year 2000 compliance, the Company has initiated a comprehensive project designed to eliminate or minimize any business disruption associated with its information technology ("IT") and non-IT systems. In connection with this project, all significant Company subsidiaries have done systems assessments to determine what modifications will be required and detailed plans and timetables have been developed to complete and test the necessary remediation.

Primarily due to changing customer requirements, the Company is in the process of converting and upgrading many of its IT systems, and these new IT systems are Year 2000 compliant. For those IT systems not otherwise being converted or upgraded, remediation efforts have been planned. In the U.S., initial remediation efforts are completed, and testing of this remediation is substantially complete. Any further remdiation needed as a result of the testing, and additional testing of the system interfaces, will continue through July of 1999. For all other significant subsidiaries, initial remediation is scheduled to be completed by June of 1999 and testing of the remediation is scheduled to be completed during the second and third quarters of 1999. The remediation or replacement of all critical non-IT systems is scheduled to be completed during the second and third quarters of 1999. The Company presently believes that with these conversions, upgrades and remediation efforts, all significiant Year 2000 Issues related to the Company's systems will be addressed.

In addition, the Company is contacting significant vendors and customers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own systems to address
Year 2000 Issues. Despite the Company's diligence, there can be no guarantee that companies that the Company relies upon to conduct its day-to-day business will be compliant.

Cost - To date, the Company has used both external and internal resources for the assessment, remediation and testing of its systems. As of March 31, 1999, approximately $6.5 million has been expensed for external resources. The total expense for external resources is currently estimated to be $10 million to $12 million. Hardware purchases directly related to the project, which are expensed as incurred, have been minimal as of March 31, 1999, and the Company does not expect any remaining hardware purchases to be significant. The cost of internal resources is aggregated with the Company's information technology cost centers. The total cost of the project is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Risks - With respect to the risks associated with its systems, the Company believes that the most reasonably likely worst case scenario is that the Company will experience a number of minor system malfunctions and errors in the early days and weeks of the Year 2000. The Company does not expect these problems to have a material impact on the Company's ability to place and pay workers or invoice customers.

With respect to the risks associated with third parties, the Company believes that the most reasonably likely worst case scenario is that some of the Company's vendors and customers will not be compliant. The Company believes that the number of such third parties will have been minimized by the Company's program of contacting significant vendors and larger customers. However, failure by these companies, or any governmental entities, to remediate their systems on a timely basis could have a material adverse effect on the Company.

Contingency Plans - The Company is currently preparing to handle the most reasonably likely worst case scenarios described above. The Company is evaluating and developing contingency plans for these risks and is scheduled to have them completed by October of 1999.


The Euro

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the
"legacy currencies") and the Euro and have agreed to adopt the Euro as their common legal currency. The legacy currencies will remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency.

The Company is currently assessing the impact of the Euro in its business operations in all participating countries.
In some countries, the Company has made system modifications to generate dual currency invoices, allowing customers to pay in either the legacy currency or in Euro. To date, the Company has not had significant customer requests for specific invoicing or reporting formats that are not handled by the current systems. However, modificatins will be necessary to convert database information to report information in either Euro or in both currencies. Such modifications will occur throughout the transition period and will be coordinated with other system-related upgrades and enhancements. The Company expenses all such system modification costs as incurred. To date, all modification costs have been minimal, and the Company currently does not expect significant costs related to future modifications.

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

These forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

* material changes in the demand from larger customers, including customers with which the Company has national or global arrangements
* availability of temporary workers or increases in the wages paid to these workers
* competitive market pressures, including pricing pressures
* ability to successfully invest in and implement information systems
* unanticipated technological changes, including obsolescence or impairment of information systems
* changes in customer attitudes toward the use of staffing services
* government or regulatory policies adverse to the employment services industry
* general economic conditions in international markets
* interest rate and exchange rate fluctuations

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

              PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits
           10.1   Employment Agreement between Jeffrey A. Joerres and Manpower
                  Inc. dated as of February 22, 1999
           10.2   Severance Agreement between Jeffrey A. Joerres and Manpower
                  Inc. dated as of February 22, 1999.
           10.3   Employment Agreement between Michael J. Van Handel and
                  Manpower Inc. dated as of February 22, 1999.
           10.4   Severance Agreement between Michael J. Van Handel and
                  Manpower Inc. dated as of February 22, 1999
           27     Financial Data Schedule

     (b) Reports on Form 8-K - None

                      SIGNATURES




Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








MANPOWER INC.
-------------
(Registrant)






Date: May 14, 1999            /s/Michael J. Van Handel
                              ------------------------
                              Michael J. Van Handel
                              Senior Vice President
                              Chief Financial Officer,
                              Treasurer and Secretary
                              (Signing on behalf of the Registrant
                               and as the Principal Financial Officer
                               and Principal Accounting Officer)