Form 10-Q
period 1999-06-30
MANPOWER INC /WI/
filed 1999-08-16
CIK 871763

1


          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                     June 30, 1999

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

                                                        Shares
                                                     Outstanding
                                                     at June 30,
     Class                                               1999
     Common Stock, $.01 par value                     76,719,316

            MANPOWER INC. AND SUBSIDIARIES


                         INDEX



                                                              Page
                                                              Number

PART I    - FINANCIAL INFORMATION

 Item 1   - Financial Statements (unaudited)
                - Consolidated Balance Sheets                  3 - 4

                - Consolidated Statements of Operations            5

                - Consolidated Statements of Cash Flows            6

                - Notes to Consolidated Financial Statements  7 - 10


 Item 2   - Management's Discussion and Analysis of
            Financial Condition and Results of Operations     11 - 15

 Item 3   - Quantitative and Qualitative Disclosures
            About Market Risk                                      15


PART II   - OTHER INFORMATION AND SIGNATURES

 Item 4   - Submission of Matters to a Vote of Security Holders    16

 Item 5   - Other Information                                      16

 Item 6   - Exhibits and Reports on Form 8-K                       17

 Signatures                                                        18

            PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            MANPOWER INC. AND SUBSIDIARIES

              Consolidated Balance Sheets
                    (in thousands)

                        ASSETS

                                                  June 30,    December 31,
                                                    1999        1998
                                                 (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                          $116,788     $180,456
Accounts receivable, less allowance for
     doubtful  accounts of $40,302 and
     $39,504, respectively                        1,654,099    1,674,729
Prepaid expenses and other assets                    62,501       53,565
Future income tax benefits                           51,099       52,812
    Total current assets                          1,884,487    1,961,562

OTHER ASSETS:

Investments in licensees                             34,512       33,055
Other assets                                        219,658      195,223
    Total other assets                              254,170      228,278

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements
 and equipment                                      396,097      411,391
Less: accumulated depreciation and amoritization    217,621      220,131
     Net property and equipment                     178,476      191,260
     Total assets                                $2,317,133   $2,381,100



   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

              Consolidated Balance Sheets
           (in thousands, except share data)

         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 June 30,    December 31,
                                                   1999       1998
                                                (unaudited)
CURRENT LIABILITIES:

Payable to banks                                $  51,511     $  99,268
Accounts payable                                  410,790       347,864
Employee compensation payable                      69,204        77,084
Accrued liabilities                               159,402       154,428
Accrued payroll taxes and insurance               275,245       319,053
Value added and income taxes payable              265,809       309,283
Current maturities of long-term debt                3,587         4,076
    Total current liabilities                   1,235,548     1,311,056

OTHER LIABILITIES:

Long-term debt                                   211,400        154,594
Other long-term liabilities                      271,908        246,512
   Total other liabilities                       483,308        401,106

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized
 25,000,000 shares, none issued                        -              -
Common  stock,  $.01 par value,  authorized
 125,000,000 shares, issued 83,541,916 and
 83,279,149 shares, respectively                     835            833
Capital in excess of par value                 1,607,730      1,602,721
Accumulated deficit                            (742,981)      (787,699)
Accumulated other comprehensive loss            (80,083)       (17,895)
Treasury  stock at cost, 6,822,600 and
 4,349,400 shares, respectively                (187,224)      (129,022)
   Total stockholders' equity                    598,277        668,938
   Total liabilities and stockholders' equity $2,317,133     $2,381,100





   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Operations (Unaudited)
         (in thousands, except per share data)

                                    3 Months Ended          6 Months Ended
                                       June 30,                June 30,
                                    1999      1998          1999      1998

Revenues from services           $2,327,597  $2,136,103   $4,502,833 $4,008,969

Cost of services                  1,922,879   1,775,718    3,717,881  3,321,226
   Gross profit                     404,718     360,385      784,952    687,743

Selling and administrative
  expenses                          377,306     315,450      720,748    606,045
    Operating profit                 27,412      44,935       64,204     81,698

Interest and other expense            5,047       4,352        9,887      7,496
    Earnings before income taxes     22,365      40,583       54,317     74,202

Provision for income taxes          (9,420)      14,411        1,924     26,340
    Net earnings                  $  31,785   $  26,172    $  52,393  $  47,862


Net earnings per share            $     .41   $     .32    $     .67  $     .59


Net earnings per share - diluted  $     .40   $     .32    $     .66  $     .58



Weighted average common shares       77,789      80,646       78,413     80,602


Weighted average common shares
 - diluted                           78,508      82,031       79,196     82,012


    The accompanying notes to consolidated financial statements are an integral part of these statements.



                  MANPOWER INC. AND SUBSIDIARIES

         Supplemental Systemwide Information (Unaudited)
                          (in thousands)

                                 3 Months Ended         6 Months Ended
                                    June 30,               June 30,
                                 1999      1998          1999      1998

 Systemwide Sales            $2,756,067  $2,561,343   $5,318,537  $4,838,259


   Systemwide information represents the total of Company-owned branches and franchises.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Cash Flows (Unaudited)
                    (in thousands)

                                                         6 Months Ended
                                                             June 30,
                                                       1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                      $52,393        $47,862
     Adjustments to reconcile net
     earnings to net cash
     provided by operating activities:
        Depreciation and amortization                 33,151         26,586
        Deferred income taxes                           (13)            223
        Provision for doubtful accounts                6,513          7,186
        Changes in operating assets and liabilities:
          Accounts receivable                      (125,835)      (232,452)
          Other assets                              (33,794)       (12,641)
          Other liabilities                           83,753        154,419
          Cash provided (used) by
           operating activities                       16,168        (8,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (38,703)       (63,322)
  Proceeds from the sale of property and equipment    10,272            882
  Acquisitions of businesses, net of cash acquired   (2,518)        (6,913)
  Cash used by investing activities                 (30,949)       (69,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in payable to banks                    (33,194)        51,560
  Proceeds from long-term debt                        61,161        40,292
  Repayment of long-term debt                        (4,845)         (757)
  Proceeds from stock option and purchase plans        5,012         9,515
  Repurchase of common stock                        (58,202)             -
  Dividends paid                                     (7,675)       (7,263)
  Cash (used) provided by financing activities      (37,743)        93,347

  Effect of exchange rate changes on cash           (11,144)       (1,872)
  Net change in cash and cash equivalents           (63,668)        13,305

  Cash and cash equivalents, beginning of period     180,456       142,246
  Cash and cash equivalents, end of period          $116,788      $155,551


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                       $7,601        $4,157

  Income taxes paid                                  $37,763       $16,011


   The accompanying notes to consolidated financial statements are an integral part of these statements.

            MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
    For the Six Months Ended June 30, 1999 and 1998
         (in thousands, except per share data)


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

(2) Accounting Policies

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, in which case the gains or losses would offset the related results of the hedged item. In June 1999, the FASB issued SFAS No. 137,
"Accounting for Derivative Instruments and Hedging
Activities-Deferral of the Effective Date of  FASB
Statement No. 133" which defers the required adoption date of SFAS No. 133 until 2001 for the Company, however early adoption is allowed. The Company has not yet determined the timing or method of adoption or quantified the impact of adopting this statement.
While the statement could increase volatility in earnings and other comprehensive income, it is not expected to have a material impact on the Consolidated
Financial Statements due to the Company's limited use of derivative instruments.

(3) Earnings Per Share

The calculations of net earnings per share and net earnings per share - diluted are as follows:

                                          3 Months Ended     6 Months Ended
                                             June 30,           June 30,
                                        1999        1998     1999       1998
  Net earnings per share:
    Net earnings available to
     common shareholders              $ 31,785   $ 26,172   $ 52,393  $ 47,862
    Weighted average common
     shares outstanding                 77,789     80,646     78,413    80,602
                                      $    .41   $    .32   $    .67  $    .59


  Net earnings per share - diluted:
    Net earnings available to
    common shareholders               $ 31,785   $ 26,172   $ 52,393  $ 47,862

    Weighted average common
    shares outstanding                  77,789     80,646     78,413    80,602
     Effect of dilutive stock options      719      1,385        783     1,410
                                        78,508     82,031     79,196    82,012
                                      $    .40   $    .32   $    .66   $   .58


(4) Income Taxes

The Company had a one-time tax benefit of $15.7 million during the quarter ended June 30, 1999 in connection with the Company's dissolution of a non-operating subsidiary. Exclusive of the effect of this benefit, the Company provided for income taxes at 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes.

(5) Stockholders' Equity

Total comprehensive income (loss) consists of net earnings and foreign currency translation adjustments and is as follows:

                                   3 Months Ended        6 Months Ended
                                      June 30,              June 30,
                                   1999      1998        1999      1998

  Net earnings                   $ 31,785   $ 26,172   $ 52,393   $ 47,862
  Foreign currency translation
   adjustments                    (20,856)     4,631    (62,188)    (5,929)
    Total comprehensive income
     (loss)                      $ 10,929   $ 30,803   $ (9,795)  $ 41,933


On April 26, 1999, the Company's Board of Directors declared a cash dividend of $.10 per share which was paid on June 14, 1999 to shareholders of record on June 2, 1999.

(6) Interest Rate Swap

The Company has an interest rate swap agreement, expiring in 2001, to fix the interest rate at 6.0% on $50,000 of the Company's borrowings under the revolving credit agreement. This swap agreement had an immaterial impact on the recorded interest expense during the six months of 1999. As of June 30, 1999, the variable interest rate under the revolving credit agreement was 5.3%.

(7) Business Segment Data by Geographical Area

Geographical segment information is as follows:

                                        3 Months Ended      6 Months Ended
                                           June 30,            June 30,
                                        1999      1998       1999      1998
  Revenues from services:
    United States  (a)            $  560,092  $  538,499  $1,075,921 $1,037,572
    France                           893,336     900,685   1,721,359  1,622,074
    United Kingdom                   264,704     254,473     537,507    502,707
    Other Europe                     357,212     262,207     684,134    493,045
    Other Countries                  252,253     180,239     483,912    353,571
                                  $2,327,597  $2,136,103  $4,502,833 $4,008,969


  Operating Unit Profit:
    United States                $    21,023  $   20,284  $   34,341 $   35,544
    France                            21,302      18,150      34,665     30,216
    United Kingdom                     7,467       5,592      14,338     12,985
    Other Europe                      12,582       7,310      21,941     13,427
    Other Countries                    4,269       5,458       7,661     12,617
                                      66,643      56,794     112,946    104,789
    Corporate expenses                (9,559)    (10,670)    (17,489)   (20,667)
    Amortization of intangible
      assets                          (1,672)     (1,189)     (3,253)    (2,424)
    Non-recurring expenses (b)       (28,000)          -     (28,000)         -
      Operating profit                27,412      44,935      64,204     81,698
    Interest and other expense         5,047       4,352       9,887      7,496
      Earnings before income
       taxes                     $    22,365  $   40,583  $   54,317 $   74,202



 (a) Total systemwide sales in the United States, which includes sales of Company-owned branches and franchises, was $930,526 and $894,951 for the three months ended June 30, 1999 and 1998, respectively, and $1,780,916 and $1,726,200 for the six months ended June 30, 1999 and 1998, respectively.

 (b) Represents non-recurring items ($16,400 after tax) in the second quarter of 1999 related to employee severances, retirement costs and other associated realignment costs.

(8) Subsequent Events

On July 26, 1999, the Company issued euro200,000 in unsecured notes with an effective interest rate of 5.69%, due in July 2006. Net proceeds from the issuance were used to repay amounts under the Company's unsecured revolving credit agreement and the commercial paper program.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended June 30, 1999 and 1998

Revenues increased 9.0% to $2,327.6 million for the second quarter of 1999. Revenues were unfavorably impacted by changes in currency exchange rates during the second quarter of 1999 due to the strengthening of the U.S. Dollar, as compared to the second quarter of 1998, relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, the increase in revenues would have been 10.1%.
Volume, as measured by billable hours of branch operations, increased 7.7% in the quarter. All of the Company's major markets experienced revenue increases, as measured in their local currencies, including the United States (4.0%), France (2.4%) and the United
Kingdom (7.0%). The Company's Other Europe and Other
Countries segments reported revenue increases, as measured in their local currencies, of 41.7% and 24.6%, respectively.

Cost of services, which consists of payroll and related expenses of temporary workers, decreased as a percentage of revenues to 82.6% in the second quarter of 1999 from 83.1% in the second quarter of 1998.
Gross margins increased in France during the quarter due to enhanced pricing.

Selling and administrative expenses increased 19.6% to $377.3 million in the quarter, primarily due to non-recurring items totaling $28.0 million ($16.4 million after tax) related to employee severances, retirement costs and other associated realignment costs. Excluding these non-recurring items, selling and administrative expenses remained constant with the first quarter of 1999 level despite the Company's continued investments in new or expanding markets.

Interest and other expense was $5.0 million in the second quarter of 1999 compared to $4.4 million in the second quarter of 1998. Net interest expense, plus the cost of the U.S. accounts receivable securitization program in 1999, was $4.3 million and $2.4 million in the second quarter of 1999 and 1998, respectively. This increase is primarily due to higher borrowing levels to finance the share repurchase program and the Company's investment in new markets. Translation gains were $100,000 in the second quarter of 1999 compared to losses of $1.2 million in the second quarter of 1998.

The Company had a one-time tax benefit of $15.7 million during the quarter ended June 30, 1999 in connection with the Company's dissolution of a non-operating subsidiary. Exclusive of the effect of the benefit, the Company provided for income taxes at 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes.

On a diluted basis, net earnings per share was $.40 in the second quarter of 1999 compared to $.32 in the secon++d quarter of 1998. Excluding the non-recurring items and one-time income tax gain, net earnings per share on a diluted basis would have been $.41 in the second quarter of 1999. The diluted weighted average shares decreased by 4.3% for the quarter due to the Company's treasury stock purchases and a smaller effect of dilutive stock options (see Note 3 to the Consolidated Financial Statements) because of the lower average share price during the quarter.

Operating Results - Six Months Ended June 30, 1999 and 1998

Revenues increased 12.3% to $4,502.8 million for the first six months of 1999. Revenues were unfavorably impacted by changes in currency exchange rates during the first six months of 1999 due to the strengthening weakening of the U.S. Dollar, as compared to the first six months of 1998, relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, the increase in revenues would have been 11.5%. Volume, as measured by billable hours of branch operations, increased 9.2% in the six month period. All of the Company's major markets experienced revenue increases, as measured in their local currencies, including the United States (3.7%), France
(5.9%) and the United Kingdom (8.9%). The Company's
Other Europe and Other Countries segments reported revenue increases, as measured in their local currencies, of 40.1% and 23.9%, respectively.

Cost of services, which consists of payroll and related expenses of temporary workers, was 82.6% of revenues in the six months of 1999 compared to 82.8% during the same period in 1998. Gross margins increased in France during the first six months of 1999 due to enhanced pricing.

Selling and administrative expenses increased 18.9% to $720.7 million during the first six month period of 1999 primarily due to non-recurring items totaling
$28.0 million ($16.4 million after tax) related to employee severances, retirement costs and other associated realignment costs. Excluding these non-recurring items, selling and administrative expenses remain at or below the expense levels of late 1998 despite the Company's continued investments in new or expanding markets.

Interest and other expense was $9.9 million in the first six months of 1999 compared to $7.5 million in the first six months of 1998. Net interest expense, plus the cost of the U.S. accounts receivable securitization program in 1999, was $8.3 million and $3.3 million in the first six months of 1999 and 1998, respectively. This increase is primarily due to higher borrowing levels to finance the share repurchase program and the Company's investment in new markets.
Translation losses were $900,000 in the first six months of 1999 compared to $2.4 million in the first six months of 1998.

The Company had a one-time tax benefit of $15.7 million during the six month period ended June 30, 1999 in connection with the Company's dissolution of a non-operating subsidiary. Exclusive of the effect of the benefit, the Company provided for income taxes at 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information.
This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes.

On a diluted basis, net earnings per share was $.66 in the first six months of 1999 compared to $.58 in the first six months of 1998. Excluding the non-recurring items and one-time income tax gain, net earnings per share on a diluted basis would have been $.67 during the first six months of 1999. The diluted weighted average shares decreased by 3.4% for the first six months due to the Company's treasury stock purchases and a smaller effect of dilutive stock options (see
Note 3 to the Consolidated Financial Statements) because of the lower average share price during the first six months.

Liquidity and Capital Resources

Cash provided by operating activities was $16.2 million in the first six months of 1999 compared to cash used by operating activities of $8.8 million in the first six months of 1998. This change reflects the increased earnings in the first six months of 1999, along with the change in working capital requirements between periods. Cash provided by operating activities before the changes in working capital requirements was $92.1 million in the first six months of 1999 compared to $81.9 million in the first six months of 1998. Cash used by changes in working capital was $75.9 million and $90.7 million in the first six months of 1999 and 1998, respectively.

Capital expenditures were $38.7 million in the first six months of 1999 compared to $63.3 million during the first six months of 1998. These expenditures included capitalized software of $1.2 million and $18.6 million in the first six months of 1999 and 1998, respectively.
The balance is comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

Net cash provided from additional borrowings was $23.1 million and $91.1 million in the first six months of 1999 and 1998, respectively. The additional borrowings in 1999 were primarily used to support the working capital growth and to repurchase the Company's common stock. The Company repurchased 2.5 million common shares at a cost of $58.2 million during the first six months of 1999. The additional borrowings in 1998 were primarily used to support the working capital growth, investment in new markets and capital expenditures.

Accounts receivable decreased to $1,654.1 million at June 30, 1999 from $1,674.7 million at December 31,
1998. This decrease is primarily due to the effect of the change in currency exchange rates during the first six months of 1999 offset by the growth in many of the Company's major markets. The change in exchange rates negatively impacted the receivable balance by $149.5 million.

As of June 30, 1999, the Company had borrowings of $139.5 million and letters of credit of $60.0 million outstanding under its $415 million U.S. revolving credit facility, and borrowings of $68.0 million outstanding under its U.S. commercial paper program.
The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

On July 26, 1999, the Company issued euro200 million in unsecured notes with an effective interest rate of 5.69%, due in July 2006. Net proceeds from the issuance were used to repay amounts outstanding under the Company's unsecured revolving credit agreement and the commercial paper program.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of June 30, 1999, such lines totaled
$154.9 million, of which $103.4 million was unused.

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

Primarily due to changing customer requirements, the Company is in the process of converting and upgrading many of its IT systems, and these new IT systems are Year 2000 compliant. For those IT systems not otherwise being converted or upgraded, remediation efforts have been planned. In the U.S., initial remediation efforts are completed, and testing of this remediation is substantially complete. Any further remediation needed as a result of the testing, and additional testing of the system interfaces, will continue through August of 1999. For all other significant subsidiaries, initial remediation is completed and ongoing testing of the remediation is scheduled to be completed during the third quarter of 1999. The ongoing remediation or replacement of all critical non-IT systems is scheduled to be completed by the third quarter of 1999. The
Company presently believes that with these conversions, upgrades and remediation efforts, all significant Year
2000 Issues related to the Company's systems will be addressed.

In addition, the Company is contacting significant franchisees, vendors and customers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own systems to address Year 2000 Issues. The Company has sent information to all U.S. and international franchisees regarding the business risks associated with the Year 2000. In addition, the Company contacted all franchisees requesting information regarding their Year 2000 status. The results will be used to assess the Year 2000 operational risks of our franchisees.
Despite the Company's diligence, there can be no guarantee that companies that the Company relies upon to conduct its day-to-day business will be compliant.

Costs - To date, the Company has used both external and internal resources for the assessment, remediation and testing of its systems. As of June 30, 1999, approximately $8.4 million has been expensed for external resources. The total expense for external resources is currently estimated to be $10 million to $12 million. Hardware purchases directly related to the project, which are expensed as incurred, have been minimal as of June 30, 1999, and the Company does not expect any remaining hardware purchases to be significant. The cost of internal resources is aggregated with the Company's information technology cost centers. The total cost of the project is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

With respect to the risks associated with third parties, the Company believes that the most reasonably likely worst case scenario is that some of the Company's franchisees, vendors and customers will not be compliant. Failure by these companies, or any governmental entities, to remediate their systems on a timely basis could have a material adverse effect on the Company.

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

The Company is currently assessing the impact of the Euro in its business operations in all participating countries. In some countries, the Company has made system modifications to generate dual currency invoices, allowing customers to pay in either the legacy currency or in Euro. To date, the Company has not had significant customer requests for specific invoicing or reporting formats that are not handled by the current systems. However, modifications will be necessary to convert database information to report information in either Euro or in both currencies. Such modifications will occur throughout the transition period and will be coordinated with other system-related upgrades and enhancements. The Company expenses all such system modification costs as incurred. To date, all modification costs have been minimal, and the Company currently does not expect significant costs related to future modifications.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company's annual report on Form 10-K contains certain disclosures about market risks affecting the Company. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing except for the issuance of the euro200 million unsecured notes in July 1999 (see the Liquidity and Capital Resource section of the Management Discussion and Analysis for additional information). These notes will be accounted for as a hedge of the Company's net investment in European subsidiaries with Euro functional currencies.
Since the Company's net investment in these subsidiaries exceeds the amount of the notes, all translation gains or losses related to the these notes will be recorded as a component of Other comprehensive income.

              PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

On April 26, 1999, at the Company's Annual Meeting of
Shareholders (the "Annual Meeting") the shareholders of the Company voted to: (1) Elect two directors to serve until 2002 as Class III directors, (2) increase the number of shares authorized for issuance under the 1994
Executive Stock Option and Restricted Stock Plan of
Manpower Inc. and (3) ratify the appointment of Arthur
Andersen LLP as the Company's independent auditors for 1999. In addition Messrs. Dennis Stevenson and John R.
Walter continued as Class I directors (term expiring
2000), and Messrs. J. Ira Harris, Terry A. Hueneke,
Newton N. Minow and Gilbert Palay continued as Class II directors (term expiring 2001). The results of the proposals voted upon at the Annual Meeting are as follows:

                                                                       Broker
                               For     Against   Withheld   Abstain   Non-Vote

1. a) Election of Dudley
      J. Godfrey, Jr.       60,241,162    -      1,537,658     -          -

   b) Election of Marvin
      B. Goodman            60,761,400    -      1,017,420     -          -

2. Increase the number
   of shares authorized for
   issuance under the  1994
   Executive Stock Option
   and Restricted Stock
   Plan                     42,293,133  19,230,932   -      254,755       -

3. Ratification of
   Arthur Andersen LLP as
   independent auditors     61,550,133      61,970   -      166,717

Item 5 - Other Information


     On July 26, 1999, the Company issued euro200 million in unsecured notes with an effective interest rate of 5.69%, due in July 2006. The
     Notes were offered outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended, through a group of managers led by Goldman Sachs International. The Company applied to list the Notes on the Luxembourg Stock
     Exchange.

Item 6 - Exhibit and Reports on Form 8-K

     (a)  Exhibits

          10.1  Stock Option Agreement between Manpower Inc. and
                John R. Walter dated April 26, 1999.

          10.2 Advisory Services Agreement between Manpower, Inc., Ashlin Management Company and John R. Walter dated April 26, 1999.

          10.3  Nonstatutory Stock Option Agreement between
                Manpower Inc. and Mitchell S. Fromstein dated April 26, 1999.

          10.4  Agreement between Manpower Inc. and Mitchell S.
                Fromstein dated April 26, 1999.

          27    Financial Data Schedule

     (b)    Reports on Form 8-K

         The Company filed one current report on Form 8-
         K on May 3, 1999 with respect to Item 5 - Other
         Events for the period ended April 26, 1999.

         The Company filed one current report on Form 8-
         K on June 28, 1999 with respect to Item 5 -
         Other Events for the period ended June 25, 1999.

                      SIGNATURES




Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   MANPOWER INC.
                                              --------------------------
                                                    (Registrant)






Date: August 16, 1999                         /s/  Michael J. Van Handel
                                              ----------------------------
                                              Michael J. Van Handel
                                              Senior Vice President
                                              Chief Financial Officer,
                                              Treasurer and Secretary
                                              (Signing on behalf of the
                                              Registrant and as the
                                              Principal Financial
                                              Officer and Principal
                                              Accounting Officer)