Form 10-Q
period 1999-09-30
MANPOWER INC /WI/
filed 1999-11-15
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended:

                        September 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding
    Class                                           at September 30, 1999

    Common Stock, $.01 par value                        75,856,058

                  MANPOWER INC. AND SUBSIDIARIES


                               INDEX



                                                                    Page
                                                                   Number

PART I    - FINANCIAL INFORMATION

 Item 1   - Financial Statements (unaudited)
                    - Consolidated Balance Sheets                     3 - 4

                    - Consolidated Statements of Operations           5

                    - Consolidated Statements of Cash Flows           6

                    - Notes to Consolidated Financial Statements      7 - 10


 Item 2   - Management's Discussion and Analysis of
            Financial Condition and Results of Operations            11 - 15

 Item 3   - Quantitative and Qualitative Disclosures
            About Market Risk                                             15


PART II   - OTHER INFORMATION AND SIGNATURES


 Item 6   - Exhibits and Reports on Form 8-K                              16

 Signatures                                                               17

                  PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                  MANPOWER INC. AND SUBSIDIARIES

                    Consolidated Balance Sheets
                          (in thousands)

                              ASSETS

                                       September 30,  December 31,
                                            1999        1998
                                        (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                  $138,532        $180,456
Accounts receivable, less allowance
  for doubtful accounts of $44,289
  and $39,504, respectively               1,942,961       1,674,729
Prepaid expenses and other assets            66,301          53,565
Future income tax benefits                   50,408          52,812
    Total current assets                  2,198,202       1,961,562

OTHER ASSETS:

Investments in licensees                    34,855           33,055
Other assets                               228,590          195,223
    Total other assets                     263,445          228,278

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold
  improvements and equipment               410,975          411,391
Less:  accumulated depreciation
  and amortization                         231,173          220,131
     Net property and equipment            179,802          191,260
     Total assets                       $2,641,449       $2,381,100



    The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 MANPOWER INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets
                (in thousands, except share data)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                            September 30,   December 31,
                                               1999             1998
                                            (unaudited)
CURRENT LIABILITIES:

Payable to banks                             $  106,033       $   99,268
Accounts payable                                429,688          347,864
Employee compensation payable                    71,349           77,084
Accrued liabilities                             189,398          154,428
Accrued payroll taxes and insurance             294,463          319,053
Value added and income taxes payable            329,777          309,283
Current maturities of long-term debt              4,052            4,076
    Total current liabilities                 1,424,760        1,311,056

OTHER LIABILITIES:

Long-term debt                                  320,885          154,594
Other long-term liabilities                     259,201          246,512
   Total other liabilities                      580,086          401,106

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized
  25,000,000 shares, none issued                     -                 -
Common  stock,  $.01 par value,  authorized
  125,000,000 shares, issued 83,599,458
  and 83,279,149 shares, respectively               836              833
Capital in excess of par value                1,608,720        1,602,721
Accumulated deficit                            (694,118)        (787,699)
Accumulated other comprehensive loss            (69,477)         (17,895)
Treasury stock at cost, 7,743,400 and
  4,349,400 shares, respectively               (209,358)        (129,022)
   Total stockholders' equity                   636,603          668,938
     Total liabilities and stockholders'
        equity                               $2,641,449       $2,381,100





   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 MANPOWER INC. AND SUBSIDIARIES

        Consolidated Statements of Operations (Unaudited)
              (in thousands, except per share data)

                                     3 Months Ended       9 Months Ended
                                     September 30,        September 30,
                                   1999       1998       1999        1998

Revenues from services         $2,606,768  $2,377,750  $7,109,601  $6,386,719

Cost of services                2,155,006   1,979,648   5,872,887   5,300,874
   Gross profit                   451,762     398,102   1,236,714   1,085,845

Selling and
 administrative expenses          368,922     327,393   1,089,670     933,438
    Operating profit               82,840      70,709     147,044     152,407

Interest and other expense          7,106       4,162      16,993      11,658
    Earnings before income taxes   75,734      66,547     130,051     140,749

Provision for income taxes         26,870      23,625      28,794      49,965
    Net earnings               $   48,864  $   42,922  $  101,257  $   90,784


Net earnings per share         $      .64  $      .54  $     1.30  $     1.13


Net earnings per share -
  diluted                      $      .63  $      .53  $     1.29  $     1.11



Weighted average
  common shares                    76,241      80,173      77,711      80,472


Weighted average common
  shares - diluted                 77,093      80,897      78,504      81,643


    The accompanying notes to consolidated financial statements are an integral part of these statements.


                  MANPOWER INC. AND SUBSIDIARIES

         Supplemental Systemwide Information (Unaudited)
                          (in thousands)

                                 3 Months Ended         9 Months Ended
                                  September 30,          September 30,
                               1999       1998          1999       1998

 Systemwide Sales           $3,071,440   $2,834,201  $8,389,977  $7,672,460


  Systemwide information represents the total of Company-owned branches and franchises.

                 MANPOWER INC. AND SUBSIDIARIES

        Consolidated Statements of Cash Flows (Unaudited)
                         (in thousands)

                                            9 Months Ended
                                             September 30,
                                          1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                           $101,257      $90,784
     Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
         Depreciation and amortization      51,323       39,740
         Deferred income taxes               1,286        4,874
         Provision for doubtful accounts    12,752       10,510
         Changes in operating assets
          and liabilities:
              Accounts receivable        (362,226)     (408,437)
              Other assets                (41,335)       (1,549)
              Other liabilities           161,527       228,893
              Cash used by operating
                activities                (75,416)      (35,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                     (53,421)    (103,072)
  Proceeds from the sale of property
   and equipment                            13,321        1,282
  Acquisitions of businesses,
   net of cash acquired                     (9,443)     (30,011)
  Cash used by investing activities        (49,543)    (131,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in payable to banks            14,574       63,095
  Proceeds from long-term debt             304,728       98,721
  Repayment of long-term debt             (149,398)      (1,337)
  Proceeds from stock option and
    purchase plans                           6,002        9,590
  Repurchase of common stock               (80,336)     (36,572)
  Dividends paid                            (7,675)      (7,263)
  Cash provided by financing activities     87,895      126,234

  Effect of exchange rate changes on cash   (4,860)       6,933
  Net change in cash and cash equivalents  (41,924)     (33,819)

  Cash and cash equivalents,
    beginning of period                    180,456      142,246
  Cash and cash equivalents,
    end of period                         $138,532     $108,427


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $10,762       $5,493

  Income taxes paid                        $48,562      $26,181



   The accompanying notes to consolidated financial statements are an integral part of these statements.

                 MANPOWER INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Unaudited)
      For the Nine Months Ended September 30, 1999 and 1998
              (in thousands, except per share data)

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

New Accounting Pronouncements

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

Accounts Receivable Securitization

The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, are included in other expense in the Consolidated Statements of Operations.

Foreign Currency Translation

The financial statements of the Company's non-U.S. subsidiaries have been translated in accordance with SFAS No. 52. Under SFAS No. 52, asset and liability accounts are translated at the current exchange rate and income statement items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as Accumulated other comprehensive loss, which is a component of Stockholders' equity. In accordance with SFAS No.109, no deferred taxes have been recorded related to the cumulative translation adjustments.

Translation adjustments for those operations in highly inflationary economies and certain other adjustments are included in earnings.

(3) Earnings Per Share

The calculations of net earnings per share and net earnings per share - diluted are as follows:

                                      3 Months Ended    9 Months Ended
                                      September 30,     September 30,
                                     1999       1998   1999       1998
  Net earnings per share:
     Net earnings available to
       common shareholders       $48,864     $42,922   $101,257   $90,784
     Weighted average common
       shares outstanding         76,241      80,173     77,711    80,472
                                 $   .64     $   .54   $   1.30   $  1.13


  Net earnings per share - diluted:
     Net earnings available to
       common shareholders       $48,864     $42,922   $101,257   $90,784
     Weighted average common
       shares outstanding         76,241      80,173     77,711    80,472
     Effect of dilutive
       stock options                 852         724        793     1,171
                                  77,093      80,897      78,504   81,643
                                 $   .63     $   .53    $   1.29  $  1.11


(4) Income Taxes

During the second quarter of 1999, the Company had a one-time tax benefit of $15.7 million in connection with the Company's dissolution of a non-operating subsidiary. Exclusive of this benefit, the Company provided for income taxes at approximately 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes.

(5) Accounts Receivable Securitization

In December 1998, the Company and certain of its U.S.
subsidiaries entered into an agreement (the "Receivables
Facility") with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed Ironwood Capital Corporation, a wholly-owned, special purpose, bankruptcy-remote subsidiary ("ICC"). ICC was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain subsidiaries, irrevocably and without recourse, transfer all of their accounts receivables to ICC. ICC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $200 million for the sale of such undivided interest. Unless extended by agreement, the agreement expires in December 1999.

This two-step transaction is accounted for as a sale of receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." At September 30, 1999 and December 31, 1998, $175 million has been advanced under the Receivables Facility and, accordingly, that amount of accounts receivable has been removed from the Consolidated Balance Sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $2.5 million and $7.1 million for the three-month period and nine-month period ended September 30, 1999, respectively, and are included in other expenses in the Consolidated Statements of Operations.

(6) Euro Notes

On July 26, 1999, the Company issued euro200,000 in unsecured notes with an effective interest rate of 5.69%, due in July 2006. Net proceeds of $200,861 from the issuance were used to repay amounts under the Company's unsecured revolving credit agreement and the commercial paper program.

These notes will be accounted for as a hedge of the Company's net investment in its European subsidiaries with Euro functional currencies. Since the Company's net investment in these subsidiaries exceeds the amount of the notes, all translation gains or losses related to these notes will be recorded as a component of Other comprehensive income (loss).

(7) Stockholders' Equity

Total comprehensive income consists of net earnings and foreign currency translation adjustments as follows:

                                   3 Months Ended    9 Months Ended
                                   September 30,      September 30,
                                 1999        1998   1999        1998

  Net earnings                  $48,864    $42,922  $101,257   $90,784
  Foreign currency
    translation adjustments      10,606     31,213   (51,582)   25,284
    Total comprehensive income  $59,470    $74,135   $49,675  $116,068


(8)  Interest and Other Expense

Interest and other expense consists of the following:

                                          3 Months Ended    9 Months Ended
                                          September 30,     September 30,
                                         1999       1998   1999        1998

    Interest expense                    $4,921   $5,731   $12,693   $13,171
    Interest income                     (1,665)  (2,094)   (5,729)   (6,197)
    Foreign exchange losses                 72      617       985     3,024
    Loss on sale of accounts receivable  2,470        -     7,088         -
    Miscellaneous, net                   1,308      (92)    1,956     1,660
    Total                               $7,106   $4,162   $16,993   $11,658

(9) Business Segment Data by Geographical Area

Geographical segment information is as follows:

                               3 Months Ended       9 Months Ended
                               September 30,         September 30,
                              1999       1998       1999       1998
  Revenues from services:
    United States  (a)     $  583,546 $  558,466  $1,659,467  $1,596,038
    France                  1,045,172  1,030,525   2,766,531   2,652,598
    United Kingdom            306,097    286,319     843,604     789,026
    Other Europe              400,859    309,648   1,084,994     802,693
    Other Countries           271,094    192,792     755,005     546,364
                           $2,606,768 $2,377,750  $7,109,601  $6,386,719


  Operating Unit Profit:
    United States          $   22,493 $   20,839  $  56,834   $   56,383
    France                     33,633     24,164     68,299       54,380
    United Kingdom             13,103     14,149     27,441       27,133
    Other Europe               19,872     18,462     41,813       31,889
    Other Countries             4,455      3,735     12,115       16,353
                               93,556     81,349    206,502      186,138
    Corporate expenses         (8,945)    (9,264)   (26,434)     (29,931)
    Amortization of
      intangible assets        (1,771)    (1,376)    (5,024)      (3,800)
    Non-recurring expenses (b)      -          -    (28,000)           -
      Operating profit         82,840     70,709    147,044      152,407
    Interest and other expense  7,106      4,162     16,993       11,658
      Earnings before
       income taxes        $   75,734 $   66,547  $ 130,051   $  140,749



(a) Total systemwide sales in the United States, which includes sales of Company-owned branches and franchises, was $985,563 and $931,741 for the three months ended September
     30, 1999 and 1998, respectively, and $2,766,480 and
     $2,657,941 for the nine months ended September 30, 1999 and 1998, respectively.

(b) Represents non-recurring items ($16,400 after tax) recorded during the second quarter of 1999 related to employee severances, retirement costs and other associated realignment costs.

(10)  Contingencies

   The Company is involved in a number of lawsuits arising in the ordinary course of business which will not, in the opinion of management, have a material impact on the Company's results of operations, financial position or cash flows.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Operating Results - Three Months Ended September 30, 1999 and 1998

Revenues increased 9.6% to $2,606.8 million for the third quarter of 1999. Revenues were unfavorably impacted by changes in currency exchange rates during the third quarter of 1999 due to the strengthening of the U.S. Dollar, as compared to the third quarter of 1998, relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, the increase in revenues would have been 12.7%. Volume, as measured by billable hours of branch operations, increased 7.7% in the quarter. All of the Company's major markets experienced revenue increases, as measured in their local currencies, including the United States (4.5%), France (7.4%) and the United Kingdom (10.4%). The Company's Other Europe and Other Countries segments reported revenue increases, as measured in their local currencies, of 36.1% and 30.4%, respectively.

Cost of services, which consists of payroll and related expenses of temporary workers, decreased as a percentage of revenues to 82.7% in the third quarter of 1999 from 83.3% in the third quarter of 1998. Gross margins increased in France during the quarter due to enhanced pricing. In addition, there was a proportional increase in business in countries with higher gross margins.

Selling and administrative expenses increased 12.7% to $368.9 million in the third quarter of 1999 compared to the third quarter of 1998. As a percent of revenues, selling and administrative expenses increased to 14.2% from 13.8% in the third quarter of 1998 due to the continued investment in new or expanding markets and an increase in France's business tax (taxe professionnelle).

Interest and other expense was $7.1 million in the third quarter of 1999 compared to $4.2 million in the third quarter of 1998 (see Note 8 to the Consolidated Financial Statements). This increase is primarily due to higher borrowing levels to finance the Company's share repurchase program and investments in new markets.

The Company provided for income taxes at 35.5% for the third quarter of 1999. This rate is equal to the estimated annual effective tax rate, based on the currently available information, excluding the one-time tax benefit related to the Company's dissolution of a non-operating subsidiary in the second quarter of 1999. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes.

On a diluted basis, net earnings per share was $.63 in the third quarter of 1999 compared to $.53 in the third quarter of 1998
(see Note 3 to the Consolidated Financial Statements). The diluted weighted average shares decreased by 4.7% for the quarter due primarily to the Company's treasury stock purchases.

Operating Results - Nine Months Ended September 30, 1999 and 1998

Revenues increased 11.3% to $7,109.6 million for the first nine months of 1999. Revenues were unfavorably impacted by changes in currency exchange rates during the first nine months of 1999 due to the strengthening of the U.S. Dollar, as compared to the first nine months of 1998, relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, the increase in revenues would have been 11.9%. Volume, as measured by billable hours of branch operations, increased 8.7% in the nine month period. All of the Company's major markets experienced revenue increases, as measured in their local currencies, including the United States (4.0%), France (6.4%) and the United Kingdom (9.5%). The Company's Other Europe and Other Countries segments reported revenue increases, as measured in their local currencies, of 38.6% and 26.2%, respectively.

Cost of services, which consists of payroll and related expenses of temporary workers, was 82.6% of revenues for the first nine months of 1999 compared to 83.0% during the same period in 1998. This margin improvement is primarily due to an increase in gross margins in France because of enhanced pricing.

Selling and administrative expenses increased 16.7% to $1,089.7 million during the first nine months of 1999. This increase is primarily due to the non-recurring items recorded in the second quarter of 1999 totaling $28.0 million ($16.4 million after tax) related to employee severances, retirement costs and other associated realignment costs. Excluding the impact of these items, selling and administrative expenses as a percent of revenue were 14.9% in the first nine months of 1999 compared to 14.6% in the first nine months of 1998. This increase is due to the Company's continued investment in new or expanding markets and an increase in France's business tax (taxe professionnelle).

Interest and other expense was $17.0 million in the first nine months of 1999 compared to $11.7 million in the first nine months of 1998 (see Note 8 to the Consolidated Financial Statements). This increase is primarily due to higher borrowing levels to finance the Company's share repurchase program and investments in new markets, offset by a decrease in translation losses.

The Company had a one-time tax benefit of $15.7 million during the second quarter of 1999 in connection with the Company's dissolution of a non-operating subsidiary. Exclusive of this benefit, the Company provided for income taxes at approximately 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes.

On a diluted basis, net earnings per share was $1.29 in the first nine months of 1999 compared to $1.11 in the first nine months of 1998. Excluding the non-recurring items and one-time income tax gain, net earnings per share on a diluted basis would have been $1.30 during the first nine months of 1999. The diluted weighted average shares decreased by 3.8% for the first nine months due to the Company's treasury stock purchases and a smaller effect of dilutive stock options (see Note 3 to the Consolidated Financial Statements) because of the lower average share price during the first nine months of 1999.

Liquidity and Capital Resources

Cash used by operating activities was $75.4 million in the first nine months of 1999 compared to $35.2 million in the first nine months of 1998. This change reflects the increased working capital requirements between periods, which were $242.0 million and $181.1 million in the first nine months of 1999 and 1998, respectively. Cash provided by operating activities before the changes in working capital requirements was $166.6 million in the first nine months of 1999 compared to $145.9 million in the first nine months of 1998.

Capital expenditures were $53.4 million in the first nine months of 1999 compared to $103.1 million during the first nine months of 1998. These expenditures included capitalized software of $1.6 million and $32.7 million in the first nine months of 1999 and 1998, respectively. The balance is comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, the Company acquires certain franchises and unrelated companies. In addition, in 1998, the Company made a final payment related to the 1996 acquisition of A Teamwork Sverige AB in Sweden. The total consideration paid for acquisitions in the first nine months of 1999 and 1998 was $9.4 million and $30.0 million, respectively, the majority of which was recorded as intangible assets.

Net cash provided from additional borrowings was $169.9 million and $160.5 million in the first nine months of 1999 and 1998, respectively. The additional borrowings in 1999 were primarily used to support the working capital growth, investments in new markets and repurchase the Company's common stock. The additional borrowings in 1998 were primarily used to support the working capital growth, investment in new markets, capital expenditures, acquisitions and repurchase of the Company's common stock.

The Company repurchased 3.4 million common shares at a cost of $80.3 million during the first nine months of 1999. During the first nine months of 1998, the Company repurchased 1.6 million common shares at a cost of $36.6 million.

On July 26, 1999, the Company issued euro200 million in unsecured notes with an effective interest rate of 5.69%, due in July 2006. Net proceeds of $200.9 million from the issuance were used to repay amounts outstanding under the Company's unsecured revolving credit agreement and the commercial paper program.

Accounts receivable increased to $1,943.0 million at September 30, 1999 from $1,674.7 million at December 31, 1998. This increase is primarily due to the growth in many of the Company's major markets offset by the effect of the change in currency exchange rates during the first nine months of 1999. The change in exchange rates negatively impacted the receivable balance by $104.0 million.

As of September 30, 1999, the Company had borrowings of $62.5 million and letters of credit of $62.0 million outstanding under its $415 million U.S. revolving credit facility, borrowings of $40.5 million outstanding under its U.S. commercial paper program and euro200 million outstanding in unsecured notes. The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of September 30, 1999, such lines totaled
$167.0 million, of which $61.0 million was unused.

Year 2000

State of Readiness - In order to address Year 2000 compliance, the Company has undertaken a comprehensive project designed to eliminate or minimize any business disruption associated with its information technology ("IT") and non-IT systems. In connection with this project, all significant Company subsidiaries did systems assessments to determine what modifications were required and developed detailed plans and timetables to complete and test the necessary remediation.

Due primarily to changing customer requirements, the Company has been converting and upgrading many of its IT systems, and these new IT systems are Year 2000 compliant. All other critical IT systems at our significant subsidiaries have been fully tested for Year 2000 compliance and all implementation has been completed. The Company believes that with these conversions, upgrades and remediation efforts, all significant Year 2000 issues related to the Company's critical IT systems have been addressed.

For our non-critical IT and non-IT systems, the majority of our significant subsidiaries have completed all remediation, testing and implementation. The remaining subsidiaries have completed the initial remediation of non-critical IT and non-IT systems and will complete the testing and implementation during the fourth quarter of 1999.

In addition, the Company has contacted significant franchisees, vendors and customers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own systems to address Year 2000 Issues. The Company has sent information to all significant franchisees regarding the business risks associated with the Year 2000. In addition, the Company contacted all significant franchisees requesting information regarding their Year 2000 status. The results are being used to assess the Year 2000 operational risks of these franchisees. The responses received to date have shown that our franchisees do not expect any significant Year 2000 problems. Despite the Company's diligence, there can be no guarantee that companies that the Company relies upon to conduct its day-to-day business will be compliant.

Costs - To date, the Company has used both external and internal resources for the assessment, remediation and testing of its systems. As of September 30, 1999, approximately $10.4 million has been expensed for external resources. The total expense for external resources is currently estimated to be $11 million to $12 million. Hardware purchases directly related to the project, which are expensed as incurred, have been minimal as of September 30, 1999, and the Company does not expect any remaining hardware purchases to be significant. The cost of internal resources is aggregated with the Company's information technology cost centers. The total cost of the project is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

The Company has limited the scope of its risk assessment to factors which it can reasonably be expected to have an influence upon. With respect to the risks associated with third parties, the Company believes that the most reasonably likely worst case scenario is that some of the Company's franchisees, vendors and customers will not be compliant. Failure by these companies, or any governmental entities, utility companies or telecommunication providers, to remediate their systems on a timely basis could have a material adverse effect on the Company.

Contingency Plans - The Company has developed contingency plans at each of its significant subsidiaries to handle the most reasonably likely worst case scenarios described above related to its internal systems. Testing and implementation of these plans is completed or will be completed during the fourth quarter of 1999. The Company believes that these contingency plans will adequately protect the Company and allow it to pay its workers and invoice its customers in the event of the most reasonably likely worst case scenario discussed above.

Year 2000 Readiness Statements - Statements made or contained in this quarterly report of Form 10-Q or any past statements regarding our state of readiness for Year 2000 are deemed Year 2000 Readiness Statements and are subject to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271), to the fullest extent permitted by law.

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

The Company is in the process of assessing the impact of the Euro in its business operations in all participating countries. In some countries, the Company has made system modifications to generate dual currency invoices, allowing customers to pay in either the legacy currency or in Euro. To date, the Company has not had significant customer requests for specific invoicing or reporting formats that are not handled by the current systems. However, modifications will be necessary to convert database information to report information in either Euro or in both currencies. Such modifications will occur throughout the transition period and will be coordinated with other system-related upgrades and enhancements. The Company expenses all such system modification costs as incurred. The total costs are not expected too have a material impact on the Company's financial position, results of operations or cash flows.

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

These forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

* material changes in the demand from larger customers, including customers with which the Company has national or global arrangements
* availability of temporary workers or increases in the wages paid to these workers
* competitive market pressures, including pricing pressures
* ability to successfully identify strategic acquisitions and integrate them into the Company
* ability to successfully invest in and implement information systems
* unanticipated technological changes, including obsolescence or impairment of information systems and other situations arising from the Year 2000
* changes in customer attitudes toward the use of staffing services
* government or regulatory policies adverse to the employment services industry
* general economic conditions in international markets
* interest rate and exchange rate fluctuations

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

                   PART II - OTHER INFORMATION


Item 6 - Exhibit and Reports on Form 8-K

     (a)  Exhibits

          27 Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company filed one current report on Form 8-K on July 27, 1999 with respect to Item 5 - Other Events for the period ended July 27, 1999.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        MANPOWER INC.
                                    ------------------------
                                        (Registrant)







Date: November 15, 1999       /s/  Michael J. Van Handel
                              ----------------------------
                              Michael J. Van Handel
                              Senior Vice President
                              Chief Financial Officer and Secretary
                              (Signing on behalf of the Registrant and as
                              the Principal Financial Officer and Principal
                              Accounting Officer)