Form 10-K
period 1999-12-31
MANPOWER INC /WI/
filed 2000-03-30
CIK 871763

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                    FORM 10-K
                         ------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 1999


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,378,207,054 as of February 22, 2000. As of February 22, 2000, there were 76,255,136 of the registrant's shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part I and Part II incorporate information by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1999. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2000.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

Introduction and History

         Manpower Inc. (the "Company") is a leading non-governmental employment services organization, with almost 3,400 offices in 52 countries. The Company's largest operations, based on revenues, are located in the United States, France and the United Kingdom. The Company provides a variety of staffing and workforce management services and solutions, including temporary staffing services, contract services and training and testing of temporary and permanent workers. The Company provides employment services to a wide variety of customers, none of which individually comprise a significant portion of revenues within a given geographic region or for the Company as a whole. Unless the context requires otherwise, references to the Company include its subsidiaries.

         The Company was organized in 1991 as a holding company to acquire Manpower PLC, which indirectly owned Manpower International Inc. ("Manpower"). Manpower was the primary operating subsidiary of the Company until June 30, 1996, when it was merged into the Company. The predecessor of Manpower was organized in 1948 and its shares were listed on the New York Stock Exchange (the "NYSE") in 1962.

         The Company's principal executive offices are located at 5301 North Ironwood Road, Milwaukee, Wisconsin 53217 (telephone: 414-961-1000).

                            THE COMPANY'S OPERATIONS

United States

         In the United States, the Company's operations are carried out through both branch (i.e., Company-owned) and franchise offices. The Company had 714 branch and 448 franchise offices in the United States at December 31, 1999. The Company provides a number of central support services to its branches and franchises which enable it to maintain consistent service quality throughout the United States regardless of whether an office is a branch or franchise. The Company has developed a comprehensive system of assessment/selection, training and quality assurance for its temporary staffing operations. All assessment/selection, training and support materials are designed and produced by the Company for both branches and franchises. In addition, the Company conducts a series of training classes for all employees of both branches and franchises. The Company provides customer invoicing and payroll processing of its temporary employees for all branch offices and a majority of its franchise offices through its Milwaukee headquarters.

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

         In the United States, the Company's operations are primarily related to providing temporary employment services. During 1999, approximately 41% of the Company's United States temporary help revenues were derived from placing office staff, 40% from placing industrial staff and 19% from placing technical and information technology staff.

France

         The Company is a leading temporary employment service provider in France. The Company conducts its operations in France through 805 branch offices under the name of Manpower and 40 branch offices under the name Supplay.

         The temporary services market in France is predominately industrial. In 1999, the Company derived approximately 74% of its revenue in France from the industrial sector, 11% from the construction sector and 15% from the office sector.

United Kingdom

         The Company is a leading supplier of temporary employment services in the United Kingdom. As of December 31, 1999, it conducted operations in the United Kingdom through 187 branch offices under the Manpower brand ("Manpower UK").

         Manpower UK uses the same approach to assessment/selection, training and marketing programs in the United Kingdom as is used in the United States with such modifications as necessary to reflect differences in language, culture and business practices. Ultraskill(R), the Company's proprietary program for assessing the word processing skills of its temporary workers, has received endorsement from the Oxford, Cambridge and Royal Society of Arts ("OCR"), one of the world's foremost qualification standards for office skills. Candidates whose results exceed prescribed levels can be automatically certified through the OCR. Manpower UK was the first temporary staffing company to be registered under IS09000, the international quality assurance standard. It was also the first service company to achieve the United Kingdom's Government Investment in People program, which recognizes companies that invest in the training and development of their people.

         Manpower UK offers temporary employment services in the call center, office, industrial, technical, information technology, nursing and transport markets. It also offers a variety of specialized services targeted at the health sector and local government which consist of specialized assessment, selection and training, as well as the supply of specialized staff. Manpower UK is also the leading company in the United Kingdom for the provision of managed services, project work and subcontracted activities.

         During 1999, approximately 27% of Manpower UK's revenues were derived from the supply of call center staff, 25% from the supply of office staff, 17% from the supply of industrial staff, 21% from the supply of technical staff and information technology staff, 5% from the supply of nursing staff and 5% from the supply of drivers.

         The Company also owns Brook Street Bureau PLC ("Brook Street") which operates separately from the Manpower brand and exclusively in the United Kingdom. Brook Street, acquired in 1985, has a total of 96 branch offices. The core business is secretarial, office and light industrial recruitment, with niche operations in accountancy, finance and social care recruitment. Brook Street operates as a local network of branches supported by a national head office and competes primarily with local or regional independents. In 1999, approximately 91% of its revenues were derived from temporary placements and 9% were derived from permanent placement.

Other Europe

         The Company operates through 673 branch offices and 49 franchise offices in other European countries. These operations are located in such countries as Austria, Belgium, Denmark, Finland, Germany, Greece, Italy, The Netherlands, Norway, Spain and Sweden, all of which are branch offices, and Switzerland, which is a 49% owned franchise. The Company is a leading non-governmental temporary employment services firm in the European Economic Community. The Company utilizes the same approach to selection, training, recruiting and marketing techniques in continental Europe as are used in the United States with such modifications as may be appropriate for local legal requirements, cultural characteristics and business practices.

Rest of the World

         The Company operates through 357 branch offices and 23 franchise offices in the other markets of the world. The largest of these operations are located in Japan (42 branch offices), Israel (59 branch offices), Canada (43 branch offices and 8 franchise offices), Mexico (41 branch offices) and Australia (65 branch offices). Other significant operations are located in 13 countries in Central and South America and in 8 countries in Southeast Asia. The Company uses the same general approach to testing, training and marketing tools in other areas of the world as employed in the United States with such modifications as may be appropriate for local cultural differences and business practices. In most of these countries, the Company primarily supplies temporary workers to the industrial, general office and technical markets.

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

         The temporary employment services market throughout the world is highly competitive and highly fragmented with more than 15,000 firms competing in the industry throughout the world. In addition to the Company, the largest publicly owned companies (the only companies about which financial information is readily available) specializing in temporary employment services are Adecco, S.A. (Switzerland), Kelly Services, Inc. (U.S.), Randstad Holding N.V. (Netherlands), Vedior/Bis (Netherlands) and Interim Services Inc. (U.S.).

         In the temporary staffing industry, competition is often limited to firms with offices located within a customer's particular local market because temporary employees (aside from certain employees in the technology services segment) are generally unwilling to travel long distances. In most major markets, competitors generally include many of the publicly traded companies and numerous regional and local competitors, some of which may operate only in a single market. Competition may also be provided by governmental entities or agencies, such as state employment offices in the United Kingdom and many European countries.

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

         An important aspect in the selection of a temporary worker for an assignment is the ability of the temporary services firm to identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to an employer's requirements. The Company has developed a variety of proprietary programs for identifying and assessing skill levels of its temporary workers, including Ultraskill(R) (for word processing skills), Sureskill (for office automation skills such as word processing, spreadsheet, presentation graphics, etc.), Ultradex (for several important light industrial skills), Predicta (for critical general office and customer service/call center skills), Linguaskill (for language skills) and Phoneskill (for verbal communication skills) which are used in selecting a particular individual for a specific assignment. The Company believes that its assessment systems enable it to offer a higher quality service by increasing productivity, decreasing turnover and reducing absenteeism. The Company believes it is the only temporary employment firm whose employee selection systems have been statistically validated in full or complete accordance with the guidelines established by the Equal Employment Opportunity Commission and standards set forth by the American Psychological Association in the United States and similar authorities in various other countries. In the United Kingdom, candidates whose test results on Ultraskill(R) exceed prescribed levels are automatically certified through the OCR, one of the world's best known qualification standards for word processing skills.

         It is also important to be able to access a large network of skilled workers and to be able to "create" certain hard-to-find skills by offering training to available workers. The Company's competitive position is enhanced by being able to offer a wide variety of skills in some of the most important market segments for temporary work through the use of training systems.

         For the office workers, the Company has a proprietary training system called Skillware(R) which allows temporary workers to quickly and conveniently learn new or enhance existing skills in over 50 different word processing, database, spreadsheet, graphics, desktop publishing, electronic scheduling and calendaring groupware, project management and operating system applications from a variety of manufacturers including Microsoft and Lotus. Skillware(R) is a thorough hands-on program enabling workers to become productive independent operators. The Skillware(R) system combines the human elements of classroom instruction with the self-paced work-related aspects of a computer delivered system. A Skillware(R) administrator sets up the training, monitors all sessions and is available to answer questions. Every person completing a Skillware(R) course receives reference material for future use. New Skillware(R) is constantly developed or updated as new software programs are introduced.

         The Company also develops Skillware(R) training to prepare workers to take positions in call centers, banks and other organizations where transaction processing skills are required. In addition, to assist its temporary workers in improving general office skills, the Company offers a variety of specific skill development programs in spelling, punctuation and keyboard skills.

         The Company has partnered with Smart Force to develop TechTrack, a training program for technical professionals. TechTrack is an interactive, self-directed training program which enhances technical employees' skills to meet the current and emerging demands of the business environment. TechTrack offers a spectrum of instruction focusing on client/server, mainframe, internet, networking and operating systems technologies. The training prepares technical employees for certification testing by guiding them through E-Commerce, Visual Basic, C++ Programming, COBOL, JAVA, SAP, PowerBuilder, IEEE LAN Architecture and more than 1,000 other courses.

         In 1999 the Company unveiled the Global Learning Center ("GLC"), an on-line university for its permanent employees and temporary workers. The GLC provides skills training, assessment, and other career-related services. Students of the GLC can select from more than 1,000 courses in the areas of client-server, programming, Internet development, and business skills. In addition, the GLC allows access to Skillware(R) training.

         Although temporary help firms compete in a local market, for administrative purposes, the largest customers demand national, and increasingly global, arrangements. A large national or multi-national customer will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to its local managers; this effectively limits competition to the few firms, including the Company, with large branch networks. National arrangements, which generally fix either the pricing or mark-up on services performed in a particular country, represented approximately 45% of the Company's sales in 1999. Global arrangements, where the Company services multinational customers in several countries, represented approximately 10% of the Company's sales in 1999. Because the Company provides services to a wide variety of customers, there is no one customer that individually comprises a significant portion of revenues within a given geographic region or for the Company as a whole.

         The Company competes in the large company market by providing permanent staff training using its Skillware(R) training capability, widespread office network and large temporary work force, to train the permanent employees of large companies in a variety of office software applications. To date, more than 7 million people have used Skillware(R) training. The Company believes its capability to offer permanent staff training, in addition to generating sufficient revenue to offset development costs, provides it with a key marketing advantage over its competitors in supplying temporary staff to companies where it has been involved in significant staff training.

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

         In addition to licensing or registration requirements, many countries impose substantive restrictions on the use of temporary employment services. Such restrictions include regulations affecting the types of work permitted (e.g., Germany prohibits the use of temporary workers in construction work and Japan and Norway generally prohibit the use of temporary workers in industrial work), the maximum length of a temporary assignment (varying from 3 to 24 months), wage levels (e.g., in France and Spain, wages paid to temporary workers must be the same as paid to permanent workers) or reasons for which temporary workers may be employed. In some countries special taxes, fees or costs are imposed in connection with the use of temporary workers. For example, in France, temporary workers are entitled to a 10% allowance for the precarious nature of employment which is eliminated if a full-time position is offered to them within three days. In some countries, the contract of employment with the temporary employee must differ from the length of assignment.

         In the United States, the Company is subject to various federal and state laws relating to franchising, principally the Federal Trade Commission's franchise rules and analogous state laws. These laws and related rules and regulations impose specific disclosure requirements on prospective franchisees. Virtually all states also regulate the termination of franchises. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal Regulations and Union Relationships" which is found in the Company's 1999 Annual Report to Shareholders and which is incorporated herein by reference.

                                   TRADEMARKS

         The Company maintains a number of registered trademarks, trade names and service marks in the United States and certain other countries. The Company believes that many of these marks and trade names, including Manpower(R), Ultraskill(R) and Skillware(R), have significant value and are materially important to its business. In addition, the Company maintains other intangible property rights.

                            RESEARCH AND DEVELOPMENT

         The Company's research and development efforts are concentrated on the development and updating of its Skillware(R) training and employee selection programs. Approximately 24 employees are engaged in research and development at the Company's international headquarters. Independent contractors are also hired to assist in the development of these tools. Expenditures for research and development, which were internally financed, aggregated approximately $3.8 million, $3.9 million and $3.5 million in 1999, 1998 and 1997, respectively.

                                    EMPLOYEES

         The Company had approximately 16,300 permanent full-time employees at December 31, 1999. In addition, the Company estimates that it assigned over 2.0 million temporary workers on a worldwide basis in 1999. As described above, in most jurisdictions, the Company (through its subsidiaries), as the employer of its temporary workers or, as otherwise required by applicable law, is responsible for employment administration, including collection of withholding taxes, employer contributions for social security (or its equivalent outside the United States), unemployment tax, workers' compensation and fidelity and liability insurance, and other governmental requirements imposed on employers. In most jurisdictions where such benefits are not legally required, including the United States, the Company provides health and life insurance, paid holidays and paid vacations to qualifying temporary employees.

                FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                           OPERATIONS AND EXPORT SALES

         Note 13 to the Company's Consolidated Financial Statements sets forth the revenues, earnings before income taxes and identifiable assets derived from each geographical area for the years ended December 31, 1999, 1998 and 1997. Such note is found in the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


NAME OF OFFICER                                      OFFICE
---------------                                      ------

Jeffrey A. Joerres         President and Chief Executive Officer and a director
  Age 40                   of the Company since April, 1999. Senior Vice
                           President - European Operations and Marketing and
                           Major Account Development from July, 1998 to April,
                           1999. Senior Vice President Major Account Development of the Company from November, 1995 to July, 1998.
                           Vice President - Marketing and Major Account
                           Development of the Company from July, 1993 to November, 1995.

Terry A. Hueneke           Executive Vice President of the Company and a
  Age 57                   director since December, 1995. Senior Vice President
                           - Group Executive of Manpower from 1987 until 1996.

Michael J. Van Handel      Senior Vice President, Chief Financial Officer and
  Age 40                   Secretary of the Company since August, 1999. Senior
                           Vice President, Chief Financial Officer, Treasurer and Secretary of the Company from July, 1998 to August, 1999. Vice President, Chief Accounting
                           Officer and Treasurer of the Company from February, 1995 to July, 1998 and of Manpower from February,
                           1995 to June, 1996. Vice President, International
                           Accounting and Internal Audit of Manpower from
                           September, 1992 to February, 1995 and Director of
                           Internal Audit of Manpower prior thereto.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The market and historical dividend information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, under the heading "Quarterly Data," (page 45) which information is hereby incorporated herein by reference.

HOLDERS

         As of February 22, 2000, 76,255,136 shares of Common Stock were held of record by 6,251 record holders.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, under the heading "Selected Financial Data," (page 46) which information is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," (pages 20 to 27) which information is hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, under the heading "Significant Matters Affecting Results of Operations," (pages 25 to
26) which information is hereby incorporated herein by reference.

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

These forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements.
These risks and uncertainties include, but are not limited to:

- material changes in the demand from larger customers, including customers with which the Company has national or global arrangements
- availability of temporary workers or workers with the skills required by customers
-  increases in the wages paid to temporary workers
-  competitive market pressures, including pricing pressures
-  ability to successfully invest in and implement information systems
- unanticipated technological changes, including obsolescence or impairment of information systems
-  changes in customer attitudes toward the use of staffing services

- government, tax or regulatory policies adverse to the employment services industry
-  general economic conditions in international markets
-  interest rate and exchange rate fluctuations

The Company disclaims any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth in the Financial Statements and the Notes thereto (pages 29 to 45) contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999, which information is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Executive Officers. Reference is made to "Executive Officers of the Registrant" in Part I after Item 4.

         (b) Directors. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2000 at pages 3 to 4 under the caption "Election of Directors," which information is hereby incorporated herein by reference.

         (c) Section 16 Compliance. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2000 at page 18 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2000, at page 5 under the caption "Remuneration of Directors," pages 7 to 11 under the caption "Executive Compensation," and page 14 under the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2000, at page 2 under the caption "Security Ownership of Certain Beneficial Owners" and at page 6 under the caption "Security Ownership of Management," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2000, at page 5 under the caption "Remuneration of Directors" and at page 14 under the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)(1)  Financial Statements.                                                         PAGE NUMBER(S)
                                                                                          IN ANNUAL REPORT
                                                                                          TO SHAREHOLDERS
                                                                                          ---------------
             Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):


                 Consolidated Balance Sheets as of December 31, 1999 and 1998....................30-31

                 Consolidated Statements of Operations for the years ended
                 December 31, 1999, 1998 and 1997.................................................29

                 Consolidated Statements of Cash Flows for the years ended
                 December 31, 1999, 1998 and 1997.................................................32

                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997...........................................33

                 Notes to Consolidated Financial Statements......................................34-44

     (a)(2)  Financial Statement Schedules.

                 Report of Independent Public Accountants on the Financial Statement Schedule
                 Consent of Independent Public Accountants
                 SCHEDULE II - Valuation and Qualifying Accounts

     (a)(3)  Exhibits.

                 See (c) below.

                 Pursuant to Regulation S-K, Item 601(b)(4)(iii), the Registrant hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of the Registrant and its consolidated subsidiaries which does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.



     (b)     Reports on Form 8-K.

                 There was one report on Form 8-K filed on October 28, 1999.

     (c)         Exhibits.

     3.1 Articles of Incorporation of Manpower Inc. incorporated by reference to Annex C of the Prospectus which is contained in Amendment No. 1 to Form S-4 (Registration No. 33-38684).

     3.2         Amended and Restated By-laws of Manpower Inc.

     10.1 Revolving Credit Agreement dated December 2, 1999 between Manpower Inc. and the financial institutions set forth therein, Citibank N.A. and Salomon Smith Barney Inc.

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

     10.9 Manpower Retirement Plan, as amended and restated effective as of March 1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989.**

     10.10 Amended and Restated Manpower 1994 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996.**

     10.11(a) Nonstatutory Stock Option Agreement between Manpower Inc. and Mitchell S. Fromstein dated April 26, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**

     10.11(b) Agreement between Manpower Inc. and Mitchell S. Fromstein dated April 26, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**

     10.11(c) Stock Option Agreement between Manpower Inc. and John R. Walter dated April 26, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**

     10.12(a) Advisory Services Agreement between Manpower Inc., Ashlin Management Company and John R. Walter dated April 26, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**

     10.12(b) Consulting Agreement dated as of April 26, 1999 between Manpower Inc. and Gilbert Palay.**

     10.13(a)    Manpower Inc. 2000 Corporate Senior Management Incentive
                 Program.**

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

     10.16 Amended and Restated Manpower Deferred Stock Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**

     10.17(a) Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February 18, 1997, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**

     10.17(b) Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February 23, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.**

     10.18(a) Employment Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 22, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**

     10.18(b) Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 22, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**

     10.19(a) Employment Agreement between Michael J. Van Handel and Manpower Inc.dated as of February 22, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**

     10.19(b) Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 22, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**

     13 1999 Annual Report to Shareholders. Pursuant to Item 601(b)(13)(ii) of Regulation S-K, any of the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

     21          Subsidiaries of Manpower Inc.

     23 Consent of Arthur Andersen LLP, incorporated by reference to the Schedule to the Financial Statements, which Schedule is contained in this Form 10-K.

     24          Powers of Attorney.

     27.1        Financial Data Schedule for the year ended December 31, 1999.

     27.2 Restated Financial Data Schedule for the three months ended March 31, 1999.

     27.3        Restated Financial Data Schedule for the year ended December
                 31, 1998.

**  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MANPOWER INC.



                                  By: /s/  Jeffrey A. Joerres
                                      -----------------------------------
                                           Jeffrey A. Joerres
                                           President and Chief Executive Officer

                                  Date:    March 30, 2000



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


           NAME                                          TITLE                                      DATE
           ----                                          -----                                      ----

/s/ Jeffrey A. Joerres                   President, Chief Executive                           March 30, 2000
---------------------------              Officer and a Director
Jeffrey A. Joerres                       (Principal Executive Officer)


/s/ Michael J. Van Handel                Senior Vice President, Chief Financial Officer,      March 30, 2000
---------------------------              and Secretary (Principal Financial Officer
Michael J. Van Handel                    and Principal Accounting Officer)




Directors:   Dudley J. Godfrey,  Jr., Marvin B. Goodman, J. Ira Harris, Terry A. Hueneke,  Newton N. Minow, Gilbert
             Palay, John R. Walter and Dennis Stevenson



By: /s/ Michael J. Van Handel                                                                 March 30, 2000
    --------------------------
    Michael J. Van Handel
    Attorney-In-Fact*


*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
and Shareholders of Manpower Inc.:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in Manpower Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         /s/ Arthur Andersen LLP


                                         ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
February 3, 2000


                              --------------------


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


         As independent public accountants, we hereby consent to the incorporation by reference, in this Annual Report on Form 10-K of Manpower Inc., our report dated February 3, 2000, included in the 1999 Annual Report to Shareholders of Manpower Inc.

         We also consent to the incorporation of our reports included (or incorporated by reference) in this Annual Report on Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-40441, 33-51336, 33-55264, 33-84736, 333-1040, 333-31021, 333-82457 and
333-82459), the Company's Registration Statements on Form S-3 (File Nos. 33-89660 and 333-6545) and the Company's Registration Statements on Form S-4 (File Nos. 333-650 and 33-95896).


                                         /s/ Arthur Andersen LLP


                                         ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
March 30, 2000

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   For the years ended December 31, 1999, 1998, and 1997, in millions:


Allowance for Doubtful Accounts:


                                         BALANCE AT               PROVISIONS                              BALANCE AT
                                         BEGINNING   TRANSLATION  CHARGED TO             RECLASSIFICATIONS  END OF
                                          OF YEAR    ADJUSTMENTS   EARNINGS    WRITE-OFFS    AND OTHER       YEAR
                                          -------    -----------   --------    ----------    ---------       ----

Year ended December 31, 1999............    $39.5        (3.3)        20.7        (10.6)         .8         $47.1

Year ended December 31, 1998............    $38.0         1.0         12.0        (11.5)          -         $39.5

Year ended December 31, 1997............    $33.5        (2.2)        15.9        (10.1)         .9         $38.0
