Form 10-Q
period 2000-03-31
MANPOWER INC /WI/
filed 2000-05-15
CIK 871763

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                                 MARCH 31, 2000

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
                                    Yes      X       No
                                         ---------      ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    SHARES OUTSTANDING
         CLASS                                       AT MARCH 31, 2000
         --------                                -----------------------
         Common Stock, $.01 par value                 75,929,065

--------------------------------------------------------------------------------

                         MANPOWER INC. AND SUBSIDIARIES


                                      INDEX





                                                                                               PAGE
                                                                                             NUMBER
---------------------------------------------------------------------------------------------------

PART I            FINANCIAL INFORMATION

   Item 1         Financial Statements (unaudited)

                           Consolidated Balance Sheets .......................................3 - 4
                           Consolidated Statements of Operations..................................5
                           Consolidated Statements of Cash Flows..................................6
                           Notes to Consolidated Financial Statements..........................7- 9

   Item 2         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........................10 - 12

   Item 3         Quantitative and Qualitative Disclosures About Market Risk.....................12


PART II           OTHER INFORMATION AND SIGNATURES

   Item 5         Other Information..............................................................14

   Item 6         Exhibits and Reports on Form 8-K...............................................14

   Signatures     ...............................................................................15

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                     ASSETS

                                                                            MARCH 31,          DECEMBER 31,
                                                                              2000                 1999
                                                                        ------------------  -------------------
                                                                           (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                    $    157.1         $    241.7
Accounts receivable, less allowance for
    doubtful accounts of $49.2 and $47.1, respectively                          1,875.9            1,897.6
Prepaid expenses and other assets                                                  73.6               66.0
Future income tax benefits                                                         51.5               52.0
                                                                        ------------------  -------------------
    Total current assets                                                        2,158.1            2,257.3

OTHER ASSETS:

Investments in licensees                                                           37.5               37.0
Intangible assets, less accumulated amortization of
    $18.5 and $16.3, respectively                                                 189.6               89.4
Other assets                                                                      151.8              152.6
                                                                        ------------------  -------------------
    Total other assets                                                            378.9              279.0

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment                             425.9              416.1
Less:  accumulated depreciation and amortization                                  243.7              233.7
                                                                        ------------------  -------------------
     Net property and equipment                                                   182.2              182.4
                                                                        ------------------  -------------------
     Total assets                                                            $  2,719.2         $  2,718.7
                                                                        ==================  ==================-


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                  MARCH 31,         DECEMBER 31,
                                                                                    2000                1999
                                                                              ------------------  ------------------
                                                                                 (unaudited)
CURRENT LIABILITIES:

Accounts payable                                                                   $     454.6         $     388.0
Employee compensation payable                                                             70.8                71.9
Accrued liabilities                                                                      184.0               180.2
Accrued payroll taxes and insurance                                                      300.6               340.9
Value added taxes payable                                                                288.3               305.6
Short-term borrowings and current maturities of long-term debt                            56.9               131.5
                                                                              ------------------  ------------------
    Total current liabilities                                                          1,355.2             1,418.1

OTHER LIABILITIES:

Long-term debt                                                                           418.8               357.5
Other long-term liabilities                                                              297.9               292.5
                                                                              ------------------  ------------------
   Total other liabilities                                                               716.7               650.0

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued
Common stock, $.01 par value, authorized 125,000,000 shares,
  issued 84,489,365 and 84,272,460 shares, respectively                                    0.8                 0.8
Capital in excess of par value                                                         1,625.9             1,621.4
Accumulated deficit                                                                     (627.3)             (653.0)
Accumulated other comprehensive income (loss)                                           (114.5)              (88.8)
Treasury stock at cost, 8,560,300 and 8,286,400 shares, respectively                    (237.6)             (229.8)
                                                                              ------------------  ------------------
   Total shareholders' equity                                                            647.3               650.6
                                                                              ------------------  ------------------
   Total liabilities and shareholders' equity                                      $   2,719.2         $   2,718.7
                                                                              ==================  ==================




           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                            3 MONTHS ENDED
                                                                              MARCH 31,
                                                                   ---------------------------------
                                                                         2000             1999
                                                                   ----------------  ---------------

               Revenues from services                                 $   2,568.3       $   2,175.2

               Cost of services                                           2,122.3           1,795.0
                                                                   ----------------  ---------------
                  Gross profit                                              446.0             380.2

               Selling and administrative expenses                          395.5             343.4
                                                                   ----------------  ---------------
                   Operating profit                                          50.5              36.8

               Interest and other expense                                    10.8               4.8
                                                                   ----------------  ---------------
                   Earnings before income taxes                              39.7              32.0

               Provision for income taxes                                    14.1              11.4
                                                                   ----------------  ---------------
                   Net earnings                                       $      25.6       $      20.6
                                                                   ================  ===============

               Net earnings per share                                 $      0.34       $      0.26
                                                                   ================  ===============

               Net earnings per share - diluted                       $      0.33       $      0.26
                                                                   ================  ===============


               Weighted average common shares                                76.1              79.0
                                                                   ================  ===============

               Weighted average common shares -  diluted                     77.2              79.8
                                                                   ================  ===============


           The accompanying notes to consolidated financial statements are an integral part of these statements.


--------------------------------------------------------------------------------

                 SUPPLEMENTAL SYSTEMWIDE INFORMATION (UNAUDITED)
                                  (IN MILLIONS)






                                                                             3 MONTHS ENDED
                                                                               MARCH 31,
                                                                    ---------------------------------
                                                                          2000             1999
                                                                    ----------------  ---------------

                 Systemwide Sales                                       $  2,972.5        $  2,562.5
                                                                    ================  ===============


Systemwide information represents the total of Company-owned branches and franchises.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                     3 MONTHS ENDED
                                                                                        MARCH 31,
                                                                             --------------------------------
                                                                                 2000             1999
                                                                            ---------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                $     25.6       $     20.6
       Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Depreciation and amortization                                            17.9             17.7
            Deferred income taxes                                                                      0.5
            Provision for doubtful accounts                                           5.9              3.0
            Changes in operating assets and liabilities:
                  Accounts receivable                                               (15.4)            65.5
                  Other assets                                                       (2.0)             2.8
                  Other liabilities                                                  50.9            (24.0)
                                                                            ---------------- ----------------
                  Cash provided by operating activities                              82.9             86.1
                                                                            ---------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (17.4)           (21.3)
  Acquisitions of businesses, net of cash acquired                                 (121.9)            (2.2)
  Proceeds from the sale of property and equipment                                    1.4              0.6
                                                                            ---------------- ----------------
  Cash used by investing activities                                                (137.9)           (22.9)
                                                                            ---------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in payable to banks                                                    (81.3)           (64.0)
  Proceeds from long-term debt                                                      151.1              0.1
  Repayment of long-term debt                                                       (80.6)           ( 5.1)
  Proceeds from stock option and purchase plans                                       4.5              4.3
  Repurchase of common stock                                                         (7.8)               -
                                                                            ---------------- ----------------
  Cash used by financing activities                                                 (14.1)           (64.7)
                                                                            ---------------- ----------------

  Effect of exchange rate changes on cash                                           (15.5)            (5.4)
                                                                            ---------------- ----------------
  Net change in cash and cash equivalents                                           (84.6)            (6.9)

  Cash and cash equivalents, beginning of period                                    241.7            180.5
                                                                            ---------------- ----------------
  Cash and cash equivalents, end of period                                     $    157.1       $    173.6
                                                                            ================ ================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                                $      4.6       $      3.9
                                                                            ================ ================
  Income taxes paid                                                            $     11.9       $     14.2
                                                                            ================ ================


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


(1) Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 1999 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

(2) Reclassifications

Certain amounts in the 1999 consolidated financial statements have been reclassified to be consistent with the current year presentation.

(3) Acquisitions

During January 2000, the Company acquired Elan Group Limited ("Elan"), a European specialty IT staffing company with significant operations in the U.K. and several other countries throughout the world. As of March 31, 2000, the total consideration paid for Elan was approximately $104.7. In addition, there is approximately $44.0 in deferred consideration expected to be paid during the remainder of 2000 and 2001. This transaction was accounted for as a purchase and the excess of the purchase price over the fair value of net assets acquired was recorded as intangible assets. The March 31, 2000 consolidated financial statements reflect the preliminary purchase price accounting for this acquisition.

During the first quarter of 2000, the Company also acquired and invested in several companies throughout the world. The total consideration paid for such transactions was $25.7 as of March 31, 2000, the majority of which was recorded as intangible assets.

(4) Income Taxes

The Company has provided for income taxes for the three month period ended March 31, 2000 at a rate of 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes.

(5) Euro Notes

On March 7, 2000, the Company issued Euro 150.0 in unsecured notes, due March 2005, with an effective interest rate of 6.3%. Net proceeds of $143.1 from the issuance were used to repay amounts under the Company's unsecured revolving credit agreement.

These notes, along with other Euro borrowings, provide a hedge of a portion of the Company's net investment in its European subsidiaries with Euro functional currencies. As a result, all translation gains or losses related to these notes are included as a component of Accumulated other comprehensive income (loss).

(6) Earnings Per Share

The calculations of net earnings per share and net earnings per share - diluted are as follows:

                                                                  3 MONTHS ENDED
                                                                    MARCH 31,
                                                             -------------------------
                                                                2000         1999
                                                             ------------ ------------
    Net earnings per share:
       Net earnings available to common shareholders           $   25.6     $   20.6
       Weighted average common shares outstanding                  76.1         79.0
                                                             ------------ ------------
                                                               $   0.34     $   0.26
                                                             ============ ============

    Net earnings per share - diluted:
       Net earnings available to common shareholders           $   25.6     $   20.6

       Weighted average common shares outstanding                  76.1         79.0
       Effect of dilutive stock options                             1.1          0.8
                                                             ------------ ------------
                                                                   77.2         79.8
                                                             ------------ ------------
                                                               $   0.33     $   0.26
                                                             ============ ============

(7) Retirement Plans

On February 29, 2000, the Company froze all benefits in each of its U.S. defined benefit pension plans. The Company also offered a voluntary early retirement package and certain other benefits to eligible employees. These benefits are expected to be paid from the respective defined benefit pension plans. In addition, the Company will no longer provide medical and dental benefits under its U.S. retiree health care plan to newly retired employees who, as of January 1, 2000, were under the age of 45 or had less than five years of service. The net impact of these plan changes were not material to the consolidated financial statements.

(8) Shareholders' Equity

Total comprehensive income (loss) consists of net earnings and foreign currency translation adjustments and is as follows:

                                                                  3 MONTHS ENDED
                                                                    MARCH 31,
                                                             -------------------------
                                                                2000         1999
                                                             ------------ ------------

    Net earnings                                               $   25.6     $   20.6
    Foreign currency translation adjustments                      (25.7)       (41.3)
                                                             ------------ ------------
    Total comprehensive income (loss)                          $   (0.1)    $  (20.7)
                                                             ============ ============




(9)  Interest and Other Expense

Interest and other expense consists of the following:

                                                                 3 MONTHS ENDED
                                                                    MARCH 31,
                                                             -------------------------
                                                                2000         1999
                                                             ------------ ------------

    Interest expense                                           $     7.9    $     3.9
    Interest income                                                 (2.0)        (2.2)
    Foreign exchange losses                                          1.1          1.0
    Loss on sale of accounts receivable                              3.2          2.3
    Miscellaneous, net                                               0.6         (0.2)
                                                             ------------ ------------
    Total                                                      $    10.8    $     4.8
                                                             ============ ============

(10) Business Segment Data by Geographical Area

Geographical segment information is as follows for the three months ended March 31:

                                                                2000         1999
                                                             ------------ ------------
    Revenues from services:
      United States  (a)                                      $    563.9   $    515.8
      France                                                       913.6        828.0
      United Kingdom                                               365.0        272.8
      Other Europe                                                 459.5        361.0
      Other Countries                                              266.3        197.6
                                                             ------------ ------------
                                                              $  2,568.3   $  2,175.2
                                                             ============ ============

    Operating Unit Profit:
      United States                                           $     15.4   $     13.3
      France                                                        20.8         13.4
      United Kingdom                                                 8.0          6.9
      Other Europe                                                  14.7         10.1
      Other Countries                                                3.7          2.4
                                                             ------------ ------------
                                                                    62.6         46.1
      Corporate expenses                                             8.5          7.7
      Amortization of intangible assets                              3.6          1.6
      Interest and other expense                                    10.8          4.8
                                                             ------------ ------------
        Earnings before income taxes                          $     39.7   $     32.0
                                                             ============ ============



     (a) Total systemwide sales in the United States, which includes sales of Company-owned branches and franchises, were $922.1 and $850.4 for the three months ended March 31, 2000 and 1999, respectively.

(11)  Subsequent Event

On April 17, 2000, the Company's Board of Directors declared a cash dividend of $0.10 per share which is payable on June 14, 2000 to shareholders of record on June 2, 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended March 31, 2000 and 1999

Revenues increased 18.1% to $2,568.3 million for the first quarter of 2000. Revenues were unfavorably impacted by changes in currency exchange rates during the first quarter of 2000 due to the strengthening of the U.S. Dollar, as compared to the first quarter of 1999, relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, the increase in revenues would have been 25.8%. Volume, as measured by billable hours of branch operations, increased 16.7% in the quarter. All of the Company's major markets experienced revenue increases, as measured in their local currencies, including the United States (9.3%), France (25.5%) and the United Kingdom (36.3%). The revenue increase in the United Kingdom was impacted by the Elan acquisition (see
Note 3 to the Consolidated Financial Statements). Excluding the impact of this acquisition, the revenue increase in the United Kingdom would have been 14.0% in local currency. The Company's Other Europe and Other Countries segments reported constant currency revenue increases of 40.8% and 28.5%, respectively.

Cost of services, which consists of payroll and related expenses of temporary workers, increased as a percentage of revenues to 82.6% in the first quarter of 2000 from 82.5% in the first quarter of 1999. This fluctuation is primarily due to continued pricing pressures and changes in business mix.

Selling and administrative expenses increased 15.2% to $395.5 million in the first quarter of 2000 compared to the same period in 1999. As a percent of revenue, selling and administrative expenses decreased to 15.4% in the first quarter of 2000 from 15.8% in the first quarter of 1999, due primarily to the Company's continued cost control efforts. This decrease was realized despite the Company's continued investments in new or expanding markets and an increase in France's business tax (taxe professionnelle).

Interest and other expense was $10.8 million in the first quarter of 2000 compared to $4.8 million in the first quarter of 1999. This increase is primarily due to an increase in interest expense related to the higher borrowing levels needed to finance the acquisitions made during the first quarter of 2000, the share repurchase program and the continued investments in new or expanding markets.

The Company provided for income taxes at 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes.

On a diluted basis, net earnings per share was $0.33 in the first quarter of 2000 compared to $0.26 in the first quarter of 1999. The net earnings per share, on a diluted basis, for the first quarter of 2000 was negatively impacted by $0.05 due to changes in exchange rates. The diluted weighted average shares decreased by 3.3% for the first quarter of 2000, as compared to the first quarter of 1999, due to the Company's share repurchases.

Liquidity and Capital Resources

Cash provided by operating activities was $82.9 million in the first quarter of 2000 compared to $86.1 million in the first quarter of 1999. This change reflects the increased earnings in the first quarter of 2000, offset by the change in working capital requirements between periods. Cash provided by operating activities before the changes in working capital requirements was $49.4 million in the first quarter of 2000 compared to $41.8 million in the first quarter of 1999 due to the higher earnings level. Cash provided by changes in working capital requirements was $33.5 million and $44.3 million in the first quarter of 2000 and 1999, respectively.

Capital expenditures were $17.4 million in the first quarter of 2000 compared to $21.3 million during the first quarter of 1999. These expenditures were comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

During January 2000, the Company acquired Elan Group Limited ("Elan"), a European specialty IT staffing company with significant operations in the U.K. and several other countries throughout the world. As of March 31, 2000, the total consideration paid for Elan was approximately $104.7. In addition, there is approximately $44.0 in deferred consideration expected to be paid during the remainder of 2000 and 2001.

During the first quarter of 2000, the Company also acquired and invested in several companies throughout the world. The total consideration paid for such transactions was $25.7 as of March 31, 2000.

Net cash used to repay borrowings was $10.8 million and $69.0 million in the first quarter of 2000 and 1999, respectively. The Company repurchased 274,000 common shares at a cost of $7.8 million during the first quarter of 2000.

Accounts receivable decreased to $1,875.9 million at March 31, 2000 from $1,897.6 million at December 31, 1999. This decrease is primarily due to the effect of the change in currency exchange rates during the first quarter of 2000, which negatively impacted the receivable balance by $73.0 million, offset by the growth in many of the Company's foreign markets and the impact of recent acquisitions. In addition, the amount advanced under the Company's U.S. Receivable Facility was reduced by $30.0 million during the first quarter of 2000.

As of March 31, 2000, the Company had borrowings of $71.7 million and letters of credit of $59.0 million outstanding under its $415.0 million U.S. revolving credit facility, and borrowings of $6.1 million outstanding under its U.S. commercial paper program. The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

On March 7, 2000, the Company issued Euro 150.0 million in unsecured notes, due March 2005, with an effective interest rate of 6.3%. Net proceeds of $143.1 million from the issuance were used to repay amounts under the Company's U.S. revolving credit facility.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of March 31, 2000, such lines totaled $168.5 million, of which $115.7 million was unused.

In April, the Company's Board of Directors declared a cash dividend of $0.10 per share which is payable on June 14, 2000 to shareholders of record on June 2, 2000.

The Euro

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro and have agreed to adopt the Euro as their common legal currency. The legacy currencies will remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency. Beginning on January 1, 2002, Euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation.

The Company has significant operations in many of the participating countries and is currently assessing the impact of the Euro on its business operations. Since the Company's labor costs and prices are generally determined on a local basis, the near-term impact of the Euro is expected to be primarily related to making internal information systems modifications to meet customer invoicing and external reporting requirements. Such modifications relate to converting currency values and to operating in a dual currency environment during the transition period. Modifications of internal information systems will occur throughout the transition period and will be coordinated with other system-related upgrades and enhancements.

On a long-term basis, the Company believes that the introduction of the Euro may cause a greater level of price harmonization between participating countries, notwithstanding certain country-specific costs. In addition, the Company expects to begin paying permanent employees and temporary workers in the participating countries in Euro during 2001.

The Company will account for all such system modification costs in accordance with its existing policy and does not expect such costs to be material to the Company's consolidated financial statements.

Forward-Looking Statements

Certain information included or incorporated by reference in this filing and identified by use of the words "expects," "believes," "plans" or the like constitutes forward-looking statements, as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, any information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission, as well as information contained in written material, releases and oral statements issued by or on behalf of the Company may include forward-looking statements. All statements which address operating performance, events or developments that the Company expects or anticipates will occur or future financial performance are forward-looking statements.

These forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

- material changes in the demand from larger customers, including customers with which the Company has national or global arrangements
- availability of temporary workers or workers with the skills required by customers
-   increases in the wages paid to temporary workers
- competitive market pressures, including pricing pressures and the expansion into new markets or service lines
-   ability to successfully invest in and implement information systems
- unanticipated technological changes, including obsolescence or impairment of information systems
-   changes in customer attitudes toward the use of staffing services
- government, tax or regulatory policies adverse to the employment services industry
-   general economic conditions in international markets
-   interest rate and exchange rate fluctuations
- difficulties related to acquisitions, including integrating the acquired companies and achieving the expected benefits

The Company disclaims any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company's 1999 annual report on Form 10-K contains certain disclosures about market risks affecting the Company. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

                           PART II - OTHER INFORMATION


Item 5 - Other Information

         The Company's proxy statement for the Annual Meeting of Shareholders held on April 17, 2000 incorrectly stated that Newton Minow failed to file a required Form 5 to report a gift of approximately 16 shares of the Company's common stock in 1999. Mr. Minow did not make such a gift during 1999, and therefore Mr. Minow was not required to file a Form 5 to report such a transaction.

         On March 7, 2000, the Company issued Euro 150.0 million in unsecured notes ("Notes") with an effective interest rate of 6.3%, due in March 2005. The Notes were offered outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended, through a group of underwriters led by Goldman Sachs International. The Company applied to list the Notes on the Luxembourg Stock Exchange.


Item 6 - Exhibit and Reports on Form 8-K

         (a)  Exhibits

              27   Financial Data Schedule

         (b)  Reports on Form 8-K

              The Company filed one current report on Form 8-K on February 16, 2000 with respect to Item 5 - Other Events for the period ended February 15, 2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                     MANPOWER INC.
                                         --------------------------------------
                                                     (Registrant)





Date: May 12, 2000                      /s/ Michael J. Van Handel
                                        --------------------------------------
                                        Michael J. Van Handel
                                        Senior Vice President, Chief Financial
                                        Officer, and Secretary (Signing on
                                        behalf of the Registrant and as the
                                        Principal Financial Officer and
                                        Principal Accounting Officer)