Form 10-Q
period 2000-06-30
MANPOWER INC /WI/
filed 2000-08-15
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended:

                          June 30, 2000

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

                                                        Shares
                                                     Outstanding
     Class                                         at June 30, 2000

     Common Stock, $.01 par value                    75,803,257

                 MANPOWER INC. AND SUBSIDIARIES


                              INDEX

                                                           Page
                                                           Number

PART I    FINANCIAL INFORMATION

 Item 1   Financial Statements (unaudited)

             Consolidated Balance Sheets                     3 - 4

             Consolidated Statements of Operations               5

             Consolidated Statements of Cash Flows               6

             Notes to Consolidated Financial Statements     7 - 10


 Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations  11 - 14

 Item 3   Quantitative and Qualitative Disclosures About
            Market Risk                                         14


PART II   OTHER INFORMATION AND SIGNATURES

 Item 4   Submission of Matters to a Vote of Security Holders   15

 Item 6   Exhibits and Reports on Form 8-K                      15

 Signatures                                                     16

                 PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                 MANPOWER INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets
                          (in millions)

                             ASSETS

                                              June 30,    December 31,
                                               2000          1999
                                            (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                   $  144.5       $  241.7
Accounts receivable, less allowance for
  doubtful accounts of $53.0 and $47.1,
  respectively                               2,121.7        1,897.6
Prepaid expenses and other assets               61.7           66.0
Future income tax benefits                      55.2           52.0
                                            --------       --------
    Total current assets                     2,383.1        2,257.3

OTHER ASSETS:

Investments in licensees                       37.6           37.0
Intangible assets, less accumulated
  amortization of $21.4 and $16.3,
  respectively                                214.1           89.4
Other assets                                  169.1          152.6
                                           --------       --------
    Total other assets                        420.8          279.0

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements
  and equipment                               429.4          416.1
Less:   accumulated depreciation and
  amortization                                249.6          233.7
                                           --------       --------
     Net property and equipment               179.8          182.4
                                           --------       --------
     Total assets                          $2,983.7       $2,718.7
                                           ========       ========

   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 MANPOWER INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets
                (in millions, except share data)

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                             June 30,   December 31,
                                               2000       1999
                                            (Unaudited)
CURRENT LIABILITIES:

Accounts payable                             $  471.2        $  388.0
Employee compensation payable                    71.8            71.9
Accrued liabilities                             193.5           180.2
Accrued payroll taxes and insurance             334.9           340.9
Value added taxes payable                       307.8           305.6
Short-term borrowings and current
 maturities of long-term debt                   134.1           131.5
                                             --------        --------
    Total current liabilities                 1,513.3         1,418.1

OTHER LIABILITIES:

Long-term debt                                  513.9           357.5
Other long-term liabilities                     302.5           292.5
                                             --------        --------
   Total other liabilities                      816.4           650.0

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized
 25,000,000 shares, none issued                     -               -
Common  stock, $.01 par value, authorized
 125,000,000 shares, issued 84,573,557 and
 84,272,460 shares, respectively                  0.8             0.8
Capital in excess of par value                1,628.0         1,621.4
Accumulated deficit                            (597.0)         (653.0)
Accumulated other comprehensive income (loss)  (133.5)          (88.8)
Treasury stock at cost, 8,770,300 and
 8,286,400 shares, respectively                (244.3)         (229.8)
                                             --------        --------
   Total shareholders' equity                   654.0           650.6
   Total liabilities and shareholders'       --------        --------
    equity                                   $2,983.7        $2,718.7
                                             ========        ========




   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 MANPOWER INC. AND SUBSIDIARIES

        Consolidated Statements of Operations (Unaudited)
              (in millions, except per share data)

                                      3 Months Ended      6 Months Ended
                                         June 30,            June 30,
                                      2000      1999      2000      1999

Revenues from services              $2,714.1  $2,327.6  $5,282.4  $4,502.8
Cost of services                     2,236.3   1,922.9   4,358.6   3,717.8
                                    --------  --------  --------  --------
    Gross profit                       477.8     404.7     923.8     785.0

Selling and administrative expenses    408.1     377.3     803.6     720.8
                                    --------  --------  --------  --------
    Operating profit                    69.7      27.4     120.2      64.2

Interest and other expense              10.7       5.0      21.5       9.9
                                    --------  --------  --------  --------
    Earnings before income taxes        59.0      22.4      98.7      54.3

Provision for income taxes              21.0      (9.4)     35.1       1.9
                                    --------  --------  --------  --------
    Net earnings                    $   38.0  $   31.8  $   63.6  $   52.4
                                    ========  ========  ========  ========

Net earnings per share              $   0.50  $   0.41  $   0.84  $   0.67
                                    ========  ========  ========  ========

Net earnings per share - diluted    $   0.49  $   0.40  $   0.82  $   0.66
                                    ========  ========  ========  ========


Weighted average common shares          76.0      77.8      76.0      78.4
                                    ========  ========  ========  ========

Weighted average common shares -
 diluted                                77.1      78.5      77.2      79.2
                                    ========  ========  ========  ========

    The accompanying notes to consolidated financial statements are an integral part of these statements.



         Supplemental Systemwide Information (Unaudited)
                          (in millions)

                                      3 Months Ended      6 Months Ended
                                         June 30,            June 30,
                                      2000      1999      2000      1999

 Systemwide Sales                   $3,121.9  $2,756.1  $6,097.4  $5,318.5



   Systemwide information represents the total of Company-owned branches and franchises.

                 MANPOWER INC. AND SUBSIDIARIES

        Consolidated Statements of Cash Flows (Unaudited)
                          (in millions)

                                                             6 Months Ended
                                                                June 30,
                                                             2000      1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $  63.6    $  52.4
    Adjustments to reconcile net earnings to net cash
    Provided by operating activities:
      Depreciation and amortization                         35.4       33.2
      Deferred income taxes                                 (3.9)         -
      Provision for doubtful accounts                       12.3        6.5
      Changes in operating assets and liabilities:
        Accounts receivable                               (283.5)    (125.8)
        Other assets                                        (3.5)     (33.8)
        Other liabilities                                  154.7       83.7
                                                         --------   --------
        Cash (used) provided by operating activities       (24.9)      16.2
                                                         --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (33.8)     (38.7)
  Proceeds from the sale of property and equipment           3.0       10.2
  Acquisitions of businesses, net of cash acquired        (157.5)      (2.5)
                                                         --------   --------
  Cash used by investing activities                       (188.3)     (31.0)
                                                         --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in payable to banks                            (5.8)     (33.2)
  Proceeds from long-term debt                             273.0       61.2
  Repayment of long-term debt                             (105.9)      (4.8)
  Proceeds from stock option and purchase plans              6.6        5.0
  Repurchase of common stock                               (14.5)     (58.2)
  Dividends paid                                            (7.6)      (7.8)
                                                         --------   --------
  Cash provided (used) by financing activities             145.8      (37.8)
                                                         --------   --------
  Effect of exchange rate changes on cash                  (29.8)     (11.1)
                                                         --------   --------
  Net change in cash and cash equivalents                  (97.2)     (63.7)

  Cash and cash equivalents, beginning of period           241.7      180.5
                                                         --------   --------
  Cash and cash equivalents, end of period                $144.5     $116.8
                                                         ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                           $  7.8     $  7.6
                                                         ========   ========
  Income taxes paid                                       $ 28.6     $ 37.8
                                                         ========   ========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                 MANPOWER INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Unaudited)
         For the Six Months Ended June 30, 2000 and 1999
              (in millions, except per share data)


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

(2) Acquisitions

During January 2000, the Company acquired Elan Group Limited ("Elan"), a European specialty IT staffing company with significant operations in the U.K. and several other countries throughout the world. As of June 30, 2000, the total consideration paid for Elan was approximately $116.2. In addition, there is approximately $30.0 in deferred consideration expected to be paid during 2001. This transaction was accounted for as a purchase and the excess of the purchase price over the fair value of net assets acquired was recorded as intangible assets.

Throughout the first six months of 2000, the Company also acquired and invested in several companies throughout the world.
The total consideration paid for such transactions was $46.6 as of June 30, 2000, the majority of which was recorded as intangible assets.

(3) Income Taxes

The Company provided for income taxes during the first six months of 2000 at a rate of 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes.

During the quarter ended June 30, 1999, the Company had a one-time tax benefit of $15.7 in connection with the dissolution of a non-operating subsidiary.

(4) Debt

Interest Rate Swaps

During June 2000, the Company entered into various interest rate swap agreements in order to fix its interest costs on a portion of its Euro and Yen denominated variable rate borrowings. The Euro interest rate swap agreements have a notional value of Euro
100.0 ($95.7), a weighted average fixed rate of 6.1% and expire in 2010. The Yen interest rate swap agreement has a notional value of Yen 4,000.0 ($38.0), a fixed rate of 1.2% and expires in 2003. These swap agreements have had an immaterial impact on the recorded interest expense during 2000. As of June 30, 2000, the weighted average variable interest rate under the revolving credit agreement was 3.1%.

Euro Notes

On March 7, 2000, the Company issued Euro 150.0 in unsecured notes, due March 2005, with an effective interest rate of 6.3%. Net proceeds of $143.1 from the issuance were used to repay amounts under the Company's unsecured revolving credit agreement.

(5) Earnings Per Share

The calculations of net earnings per share and net earnings per share - diluted are as follows:

                                    3 Months Ended     6 Months Ended
                                       June 30,           June 30,
                                    2000     1999      2000     1999
  Net earnings per share:
    Net earnings available to
      common shareholders          $ 38.0   $ 31.8   $ 63.6    $ 52.4
    Weighted average common shares
      outstanding                    76.0     77.8     76.0      78.4
                                   ------   ------   ------    ------
                                   $ 0.50   $ 0.41   $ 0.84    $ 0.67
                                   ======   ======   ======    ======

  Net earnings per share - diluted:
    Net earnings available to
       common shareholders         $ 38.0   $ 31.8   $ 63.6    $ 52.4

    Weighted average common
       shares outstanding            76.0     77.8     76.0      78.4
    Effect of dilutive stock options  1.1      0.7      1.2       0.8
                                   ------   ------   ------    ------
                                     77.1     78.5     77.2      79.2
                                   ------   ------   ------    ------
                                   $ 0.49   $ 0.40   $ 0.82    $ 0.66
                                   ======   ======   ======    ======

(6) Retirement Plans

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

(7) Shareholders' Equity

Total comprehensive income (loss) consists of net earnings and foreign currency translation adjustments and is as follows:

                                         3 Months Ended  6 Months Ended
                                             June 30,       June 30,
                                          2000     1999   2000    1999

  Net earnings                           $ 38.0  $ 31.8  $ 63.6  $ 52.4
  Foreign currency translation
   adjustments                            (19.0)  (20.9)  (44.7)  (62.2)
                                         ------- ------- ------- -------
    Total comprehensive income (loss)    $ 19.0  $ 10.9  $ 18.9  $ (9.8)
                                         ======= ======= ======= =======

On April 17, 2000, the Company's Board of Directors declared a cash dividend of $0.10 per share which was paid on June 14, 2000 to shareholders of record on June 2, 2000.

(8) Interest and Other Expense

Interest and other expense consists of the following:

                                      3 Months Ended   6 Months Ended
                                         June 30,         June 30,
                                       2000    1999     2000    1999

  Interest expense                    $ 7.9   $ 3.9    $15.8   $ 7.8
  Interest income                      (1.7)   (1.9)    (3.7)   (4.1)
  Foreign exchange losses (gains)       0.2    (0.1)     1.3     0.9
  Loss on sale of accounts receivable   2.1     2.3      5.2     4.6
  Miscellaneous, net                    2.2     0.8      2.9     0.7
                                      -----   -----    -----   -----
  Total                               $10.7   $ 5.0    $21.5   $ 9.9
                                      =====   =====    =====   =====

(9) Segment Information

Segment information is as follows:

                                       3 Months Ended       6 Months Ended
                                          June 30,             June 30,
                                       2000     1999         2000    1999
  Revenues from services:
    United States  (a)             $  609.6  $  560.1    $1,173.5  $1,075.9
    France                          1,021.0     893.3     1,934.6   1,721.4
    United Kingdom                    347.2     264.7       712.2     537.5
    Other Europe                      459.8     397.1       919.3     758.1
    Other Countries                   276.5     212.4       542.8     409.9
                                   --------  --------    --------  --------
                                   $2,714.1  $2,327.6    $5,282.4  $4,502.8
                                   ========  ========    ========  ========


  Operating Unit Profit:
    United States                  $   23.0  $   21.0    $   38.5  $   34.3
    France                             31.5      21.3        52.3      34.7
    United Kingdom                      9.6       7.5        17.6      14.3
    Other Europe                       17.8      15.3        32.5      25.4
    Other Countries                     1.5       1.2         5.1       3.7
                                   --------  --------    --------  --------
                                       83.4      66.3       146.0     112.4
  Corporate expenses                   10.4       9.2        18.9      16.9
  Amortization of intangible assets     3.3       1.7         6.9       3.3
  Non-recurring expenses  (b)             -      28.0           -      28.0
  Interest and other expense           10.7       5.0        21.5       9.9
                                   --------  --------    --------  --------
     Earnings before income taxes  $   59.0  $   22.4    $   98.7  $   54.3
                                   ========  ========    ========  ========


  (a) Total systemwide sales in the United States, which includes sales of Company-owned branches and franchises, were $965.3 and $930.5 for the three months ended June 30, 2000 and 1999, respectively, and $1,887.3 and $1,780.9 for the six months ended June 30, 2000 and 1999, respectively.

  (b) Represents non-recurring items ($16.4 after tax) in the second quarter of 1999 related to employee severances, retirement costs and other associated realignment costs.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Operating Results - Three Months Ended June 30, 2000 and 1999

Revenues increased 16.6% to $2,714.1 million for the second quarter of 2000. Revenues were unfavorably impacted by changes in currency exchange rates during the second quarter of 2000 due to the strengthening of the U.S. Dollar, as compared to the second quarter of 1999, relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, the increase in revenues would have been 24.8%. Volume, as measured by billable hours of branch operations, increased 17.1% in the quarter. All of the Company's major markets experienced revenue increases, as measured in their local currencies, including the United States (8.8%), France (29.3%) and the United Kingdom (37.6%). The revenue increase in the United Kingdom was favorably impacted by the Elan acquisition (see Note 2 to the consolidated financial statements). The Company's Other Europe and Other Countries segments reported constant currency revenue increases of 28.3% and 25.9%, respectively.

Gross profit, which represents revenues less payroll and related expenses of temporary workers, increased as a percent of revenues to 17.6% in the second quarter of 2000 from 17.4% in the second quarter of 1999. This increase is primarily due to increased margins in France as a result of enhanced pricing.

Selling and administrative expenses were 15.0% of revenues in the second quarter of 2000, which is equal to the second quarter of 1999 excluding the non-recurring items incurred during that period. This expense level was maintained despite an increase in France's business tax (taxe professionnelle) and continued investments in new or expanding markets.

Interest and other expense was $10.7 million in the second quarter of 2000 compared to $5.0 million in the second quarter of 1999. This increase is primarily due to an increase in interest expense related to the higher borrowing levels needed to finance the acquisitions made throughout 2000, the continued investments in new or expanding markets and the share repurchase program.

The Company provided for income taxes during the second quarter of 2000 at a rate of 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes. During the three month period ended June 30, 1999, the Company had a one-time tax benefit of $15.7 million in connection with the dissolution of a non-operating subsidiary.

On a diluted basis, net earnings per share was $0.49 in the second quarter of 2000 compared to $0.40 in the second quarter of 1999. The net earnings per share, on a diluted basis, for the second quarter of 2000 was negatively impacted by $0.06 due to changes in exchange rates. Excluding the non-recurring items and one-time income tax gain in the second quarter of 1999, net earnings per share on a diluted basis would have been $0.41. The diluted weighted average shares decreased by 1.7% for the quarter due to the effect of the Company's treasury stock purchases, which was partially offset by an increased number of dilutive stock options because of the higher average share price during the second quarter of 2000 compared to the second quarter of 1999.

Operating Results - Six Months Ended June 30, 2000 and 1999

Revenues increased 17.3% to $5,282.4 million for the first six months of 2000. Revenues were unfavorably impacted by changes in currency exchange rates during the first six months of 1999 due to the strengthening of the U.S. Dollar, as compared to the first six months of 1999, relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, the increase in revenues would have been 25.3%. Volume, as measured by billable hours of branch operations, increased 16.9% in the first six month period of 2000 compared to 1999. All of the Company's major markets experienced revenue increases, as measured in their local currencies, including the United States (9.1%), France (27.5%) and the United Kingdom (36.9%). The revenue increase in the United Kingdom was favorably impacted by the Elan acquisition (see Note 2 to the consolidated financial statements). The Company's

Other Europe and Other Countries
segments reported constant currency revenue increases of 34.3% and 27.1%, respectively.

Gross profit, which represents revenues less payroll and related expenses of temporary workers, increased as a percent of revenues to 17.5% in the first six months of 2000 from 17.4% for the same period in 1999. This increase is primarily due to increased margins in France as a result of enhanced pricing.

Selling and administrative expenses were 15.2% of revenues in the first six months of 2000 compared to 15.4% for the same period in 1999 excluding the non-recurring items incurred during that period. This expense level was maintained despite an increase in France's business tax (taxe professionnelle) and continued investments in new or expanding markets.

Interest and other expense was $21.5 million in the first six months of 2000 compared to $9.9 million during the same period in 1999. This increase is primarily due to an increase in interest expense related to the higher borrowing levels needed to finance the acquisitions made throughout 2000, the continued investments in new or expanding markets and the share repurchase program.

The Company provided for income taxes during the first six months of 2000 at a rate of 35.5%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes. During the six month period ended June 30, 1999, the Company had a one-time tax benefit of $15.7 million in connection with the dissolution of a non-operating subsidiary.

On a diluted basis, net earnings per share was $0.82 for the first six months of 2000 compared to $0.66 for the same period in 1999. The net earnings per share, on a diluted basis, for the first six months of 2000 was negatively impacted by $0.11 due to changes in exchange rates. Excluding the non-recurring items and one-time income tax gain in the first six months of 1999, net earnings per share on a diluted basis would have been $0.67. The diluted weighted average shares decreased by 2.5% for the first six months of 2000 due to the Company's treasury stock purchases, which was partially offset by an increased number of dilutive stock options because of the higher average share price during the first six months quarter of 2000 compared to the first six months of 1999.

Liquidity and Capital Resources

Cash used by operating activities was $24.9 million in the first six months of 2000 compared to cash provided by operating activities of $16.2 million in the first six months of 1999.
This change reflects the change in working capital requirements between periods offset by the increased earnings in the first six months of 2000. Cash provided by operating activities before the changes in working capital requirements was $107.4 million in the first six months of 2000 compared to $92.1 million in the first six months of 1999. Cash used by changes in working capital was $132.3 million and $75.9 million in the first six months of 2000 and 1999, respectively.

Capital expenditures were $33.8 million in the first six months of 2000 compared to $38.7 million during the first six months of 1999. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

During January 2000, the Company acquired Elan Group Limited
("Elan"), a European specialty IT staffing company with significant operations in the U.K. and several other countries throughout the world. As of June 30, 2000, the total consideration paid for Elan was approximately $116.2 million. In addition, there is approximately $30.0 million in deferred consideration expected to be paid during 2001.

During the first six months of 2000, the Company also acquired and invested in several companies throughout the world. The total consideration paid for such transactions was $46.6 million as of June 30, 2000, the majority of which was recorded as intangible assets.

Net cash provided from additional borrowings was $161.3 million and $23.2 million in the first six months of 2000 and 1999, respectively. The additional borrowings in 2000 were primarily used to fund the acquisitions and investments made throughout 2000, to support the working capital growth and to repurchase the Company's common stock. The Company repurchased 483,900 shares at a cost of $14.5 million during the first six months of 2000. The additional borrowings in 1999 were primarily used to support the working capital growth and to repurchase the Company's common stock.

Accounts receivable increased to $2,121.7 million at June 30, 2000 from $1,897.6 million at December 31, 1999. This increase is partially due to a $100.0 million reduction in the amount advanced under the Company's U.S. Receivable Facility from December 31, 1999 to June 30, 2000. The remaining increase is due to the growth in many of the Company's foreign markets and the impact of recent acquisitions, offset by the impact of changes in exchange rates. At constant currency, the June 30, 2000 receivable balance would have been $94.4 million higher.

As of June 30, 2000, the Company had borrowings of $151.4 million and letters of credit of $59.0 million outstanding under its $415.0 million U.S. revolving credit facility, and borrowings of $7.0 million outstanding under its U.S. commercial paper program. The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

During June 2000, the Company entered into various interest rate swap agreements in order to fix its interest costs on a portion of its Euro and Yen denominated variable rate borrowings. The Euro interest rate swap agreements have a notional value of Euro
100.0 million ($95.7 million), a weighted average fixed rate of 6.1% and expire in 2010. The Yen interest rate swap agreement has a notional value of Yen 4.0 billion ($38.0 million), a fixed rate of 1.2% and expires in 2003. These swap agreements have had an immaterial impact on the recorded interest expense during 2000. As of June 30, 2000, the weighted average variable interest rate under the revolving credit agreement was 3.1%.

On March 7, 2000, the Company issued Euro 150.0 million in unsecured notes, due March 2005, with an effective interest rate of 6.3%. Net proceeds of $143.1 million from the issuance were used to repay amounts under the Company's unsecured revolving credit facility.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of June 30, 2000, such lines totaled
$167.7 million, of which $39.3 million was unused.

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

The Company has significant operations in many of the participating countries and is currently assessing the impact of the Euro on its business operations. Since the Company's labor costs and prices are generally determined on a local basis, the near-term impact of the Euro is expected to be primarily related to making internal information systems modifications to meet customer invoicing and financial reporting requirements. Such modifications relate to converting currency values and to operating in a dual currency environment during the transition period. Modifications of internal information systems will occur throughout the transition period and will be coordinated with other system-related upgrades and enhancements.

On a long-term basis, the Company believes that the introduction of the Euro may cause a greater level of price harmonization between participating countries, notwithstanding certain country-specific costs. In addition, the Company expects to begin paying permanent employees and temporary workers in the participating countries in Euro during 2001.

The Company will account for all related system modification costs in accordance with its existing policy and does not expect such costs to be material to the Company's consolidated financial statements.

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

These forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

* material changes in the demand from larger customers, including customers with which the Company has national or global arrangements
* availability of temporary workers or workers with the skills required by customers
* increases in the wages paid to temporary workers
* competitive market pressures, including pricing pressures and the expansion into new markets or service lines
* ability to successfully invest in and implement information systems
* unanticipated technological changes, including obsolescence or impairment of information systems
* changes in customer attitudes toward the use of staffing services
* government, tax or regulatory policies adverse to the employment services industry
* general economic conditions in international markets
* interest rate and exchange rate fluctuations
* difficulties related to acquisitions, including integrating the acquired companies and achieving the expected benefits

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

                   PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

On April 17, 2000, at the Company's Annual Meeting of Shareholders (the "Annual Meeting") the shareholders of the Company voted to: (1) Elect three directors to serve until 2003 as Class I directors, (2) approve the performance-based incentive compensation arrangement for the Company's President and Chief Executive Officer and (3) ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for 2000. In addition, Messrs. J. Ira Harris, Terry A. Hueneke, Newton N. Minow and Gilbert Palay continued as Class II directors (term expiring 2001), and Messrs. Dudley J. Godfrey, Jr. and Marvin B. Goodman continued as Class III directors (term expiring 2002). The results of the proposals voted upon at the Annual Meeting are as follows:

                                                                   Broker
                              For     Against   Withheld   Abstain  Non-Vote

1.   a) Election of
        Dennis Stevenson   53,315,815      -   10,894,092        -         -

     b) Election of
        John R. Walter     62,047,636      -    2,162,271        -         -

     c) Election of
        Jeffery A. Joerres 62,063,129      -    2,146,778        -         -

2. Approval of
   performance-based
   incentive compensation
   arrangement for the
   Company's President and
   Chief Executive Officer 63,225,359  824,445         -   160,103        -

3. Ratification of
   Arthur Andersen LLP as
   independent auditors    64,154,307   26,827         -    28,773        -


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits

       27     Financial Data Schedule

  (b)  Reports on Form 8-K

     The Company filed one current report on Form 8-K dated
     April 18, 2000 with respect to Item 5 - Other Events.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MANPOWER INC.
                                       ----------------
                                         (Registrant)





Date: August 11, 2000         /s/ Michael J. Van Handel
                              ---------------------------
                              Michael J. Van Handel
                              Senior Vice President, Chief
                              Financial Officer and Secretary
                              (Signing on behalf of the
                              Registrant and as the Principal
                              Financial Officer and Principal
                              Accounting Officer)