Form 10-Q
period 2000-09-30
MANPOWER INC /WI/
filed 2000-11-13
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                       FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                  September 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
   Class                                       at September 30, 2000
   Common Stock, $.01 par value                     75,738,824

            MANPOWER INC. AND SUBSIDIARIES


                         INDEX



                                                   Page
                                                 Number

PART I    FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheets                                 3-4

             Consolidated Statements of Operations                         5

             Consolidated Statements of Cash Flows                         6

             Notes to Consolidated Financial Statements                 7-10


Item 2   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                11-14

Item 3   Quantitative and Qualitative Disclosures About Market Risk       14


PART II   OTHER INFORMATION AND SIGNATURES

Item 6   Exhibits and Reports on Form 8-K                                 15

Signatures                                                                16

            PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            MANPOWER INC. AND SUBSIDIARIES

              Consolidated Balance Sheets
                     (in millions)

                        ASSETS

                                                 September 30,    December 31,
                                                     2000             1999
                                                  (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                          $   175.3      $   241.7
Accounts receivable, less allowance
 for doubtful accounts of $54.1 and
 $47.1, respectively                                 2,090.7        1,897.6
Prepaid expenses and other assets                       56.6           66.0
Future income tax benefits                              57.6           52.0
                                                 ------------   ------------
     Total current assets                            2,380.2        2,257.3

OTHER ASSETS:

Investments in licensees                                39.5           37.0
Intangible assets, less accumulated amortization
 of $23.4 and $16.3, respectively                      207.5           89.4
Other assets                                           174.2          152.6
                                                 ------------   ------------
     Total other assets                                421.2          279.0

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment  413.3          416.1
Less: accumulated depreciation and amortization        240.1          233.7
                                                 ------------   ------------
     Net property and equipment                        173.2          182.4
                                                 ------------   ------------
     Total assets                                  $ 2,974.6      $ 2,718.7
                                                 ============   ============


   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

              Consolidated Balance Sheets
           (in millions, except share data)

         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                September 30,    December 31,
                                                    2000             1999
                                                 (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                  $   443.1       $   388.0
Employee compensation payable                          79.7            71.9
Accrued liabilities                                   224.2           180.2
Accrued payroll taxes and insurance                   321.0           340.9
Value added taxes payable                             318.7           305.6
Short-term borrowings and current
 maturities of long-term debt                         126.4           131.5
                                                ------------    ------------
     Total current liabilities                      1,513.1         1,418.1

OTHER LIABILITIES:

Long-term debt                                        491.1           357.5
Other long-term liabilities                           295.1           292.5
                                                ------------    ------------
     Total other liabilities                          786.2           650.0

SHAREHOLDERS' EQUITY:

Preferred stock, $0.01 par value,
 authorized 25,000,000 shares, none issued                -               -
Common stock, $0.01 par value, authorized
 125,000,000 shares, issued 84,684,124 and
 84,272,460 shares, respectively                        0.8             0.8
Capital in excess of par value                      1,630.0         1,621.4
Accumulated deficit                                  (542.9)         (653.0)
Accumulated other comprehensive income (loss)        (162.8)          (88.8)
Treasury stock at cost, 8,945,200 and
 8,286,400 shares, respectively                      (249.8)         (229.8)
                                                ------------    ------------
     Total shareholders' equity                       675.3           650.6
                                                ------------    ------------
     Total liabilities and shareholders' equity   $ 2,974.6       $ 2,718.7
                                                ============    ============



   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Operations (Unaudited)
         (in millions, except per share data)

                                       3 Months Ended       9 Months Ended
                                        September 30,        September 30,
                                       2000       1999      2000       1999

Revenues from services              $ 2,820.9  $ 2,606.8  $ 8,103.3  $ 7,109.6

Cost of services                      2,313.5    2,155.0    6,672.2    5,872.9
                                    ---------  ---------  ---------  ---------
   Gross profit                         507.4      451.8    1,431.1    1,236.7

Selling and administrative expenses     411.5      369.0    1,215.0    1,089.7
                                    ---------  ---------  ---------  ---------
   Operating profit                      95.9       82.8      216.1      147.0

Interest and other expense               12.1        7.1       33.6       16.9
                                    ---------  ---------  ---------  ---------
   Earnings before income taxes          83.8       75.7      182.5      130.1

Provision for income taxes               29.7       26.8       64.8       28.8
                                    ---------  ---------  ---------  ---------
   Net earnings                     $    54.1  $    48.9  $   117.7  $   101.3
                                    =========  =========  =========  =========


Net earnings per share              $    0.71  $    0.64  $    1.55  $    1.30
                                    =========  =========  =========  =========


Net earnings per share - diluted    $    0.70  $    0.63  $    1.52  $    1.29
                                    =========  =========  =========  =========



Weighted average common shares           75.8       76.2       76.0       77.7
                                    =========  =========  =========  =========

Weighted average common shares
 - diluted                               77.1       77.1       77.2       78.5
                                    =========  =========  =========  =========


    The accompanying notes to consolidated financial statements are an integral part of these statements.


         Supplemental Systemwide Information (Unaudited)
                          (in millions)

                                       3 Months Ended       9 Months Ended
                                        September 30,        September 30,
                                       2000       1999      2000       1999

Systemwide Sales                    $ 3,226.1  $ 3,071.4  $ 9,323.6  $ 8,390.0
                                    =========  =========  =========  =========

   Systemwide information represents the total of Company-owned branches and franchises.

            MANPOWER INC. AND SUBSIDIARIES

   Consolidated Statements of Cash Flows (Unaudited)
                     (in millions)

                                                         9 Months Ended
                                                          September 30,
                                                         2000       1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                          $  117.7   $  101.3
   Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
     Depreciation and amortization                         52.0       51.3
     Deferred income taxes                                 (7.5)       1.3
     Provision for doubtful accounts                       17.3       12.8
     Changes in operating assets and liabilities:
       Change in amounts advanced under the
        Receivables Facility                              (70.0)         -
       Accounts receivable                               (321.2)    (362.2)
       Other assets                                       (11.2)     (41.3)
       Other liabilities                                  269.0      161.4
                                                       ---------  ---------
       Cash provided (used) by operating activities        46.1      (75.4)
                                                       ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                     (50.9)     (53.4)
 Proceeds from the sale of property and equipment           4.1       13.3
 Acquisitions of businesses, net of cash aquired         (162.6)      (9.4)
                                                       ---------  ---------
 Cash used by investing activities                       (209.4)     (49.5)
                                                       ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in payable to banks                            (3.8)      14.7
 Proceeds from long-term debt                             268.1      304.7
 Repayment of long-term debt                             (107.4)    (149.4)
 Proceeds from stock option and purchase plans              8.6        6.0
 Repurchase of common stock                               (20.0)     (80.3)
 Dividends paid                                            (7.6)      (7.8)
                                                       ---------  ---------
 Cash provided by financing activities                    137.9       87.9
                                                       ---------  ---------

 Effect of exchange rate changes on cash                  (41.0)      (5.0)
                                                       ---------  ---------
 Net change in cash and cash equivalents                  (66.4)     (42.0)

 Cash and cash equivalents, beginning of period           241.7      180.5
                                                       ---------  ---------
 Cash and cash equivalents, end of period              $  175.3   $  138.5
                                                       =========  =========


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                         $   23.1   $   10.8
                                                       =========  =========
 Income taxes paid                                     $   56.8   $   48.6
                                                       =========  =========


   The accompanying notes to consolidated financial statements are an integral part of these statements.

              MANPOWER INC. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements (Unaudited)
   For the Nine Months Ended September 30, 2000 and 1999
           (in millions, except per share data)


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

(2) New Accounting Pronouncements

Since June 1998, the Financial Accounting Standards
Board ("FASB") has issued SFAS Nos. 133, 137, and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended" or
"Statements"). These Statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The
Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, in which case the gains or losses would offset the related results of the hedged item. The Company is required to adopt these Statements on January 1, 2001.

The Company has identified all instruments currently in place that will be subject to the requirements of SFAS
No. 133, as amended. Based on the nature and value of the instruments identified, the impact of adopting SFAS
No. 133, as amended, is not expected to have a material impact on the consolidated financial statements.
However, these Statements could increase volatility in future earnings and other comprehensive income once adopted by the Company.

(3) Acquisitions

During January 2000, the Company acquired Elan Group
Limited ("Elan"), a European specialty IT staffing company with significant operations in the U.K. and several other countries throughout the world. As of September 30, 2000, the total consideration paid for Elan was approximately $116.2. In addition, there is approximately $30.0 in deferred consideration expected to be paid during 2001. This transaction was accounted for as a purchase and the excess of the purchase price over the fair value of net assets acquired was recorded as intangible assets.

Throughout the first nine months of 2000, the Company also acquired and invested in several companies throughout the world. The total consideration paid for such transactions was $51.0 as of September 30, 2000, the majority of which was recorded as intangible assets.

(4) Income Taxes

The Company provided for income taxes during the first nine months of 2000 at a rate of 35.5%, which is equal to the estimated annual effective tax rate based on information currently available. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes.

(5) Debt

Interest Rate Swaps

During June 2000, the Company entered into various interest rate swap agreements in order to fix its interest costs on a portion of its Euro and Yen denominated variable rate borrowings. The Euro interest rate swap agreements have a notional value of Euro 100.0 ($88.0), a weighted average fixed rate of 6.1% and expire in 2010. The Yen interest rate swap agreement has a notional value of Yen 4,000.0 ($36.9), a fixed rate of 1.2% and expires in 2003. These swap agreements have had an immaterial impact on the recorded interest expense during 2000. As of September
30, 2000, the weighted average variable interest rate under the revolving credit agreement was 3.4%.

Euro Notes

On March 7, 2000, the Company issued Euro 150.0 in unsecured notes, due March 2005, with an effective interest rate of 6.3%. Net proceeds of $143.1 from the issuance were used to repay amounts under the Company's unsecured revolving credit agreement.

(6) Earnings Per Share

The calculations of net earnings per share and net earnings per share - diluted are as follows:

                                       3 Months Ended       9 Months Ended
                                        September 30,        September 30,
                                       2000       1999      2000       1999
  Net earnings per share:
    Net earnings available to
     common shareholders              $ 54.1     $ 48.9    $117.7     $101.3
    Weighted average common shares
     outstanding                        75.8       76.2      76.0       77.7
                                      ------     ------    ------     ------
                                      $ 0.71     $ 0.64    $ 1.55     $ 1.30
                                      ======     ======    ======     ======


  Net earnings per share - diluted:
    Net earnings available to
     common shareholders              $ 54.1     $ 48.9    $117.7     $101.3

    Weighted average common shares
     outstanding                        75.8       76.2      76.0       77.7
    Effect of dilutive stock options     1.3        0.9       1.2        0.8
                                      ------     ------    ------     ------
                                        77.1       77.1      77.2       78.5
                                      ------     ------    ------     ------
                                      $ 0.70     $ 0.63    $ 1.52     $ 1.29
                                      ======     ======    ======     ======


(7) Retirement Plans

On February 29, 2000, the Company froze all benefits in each of its U.S. defined benefit pension plans. The
Company also offered a voluntary early retirement package and certain other benefits to eligible employees. These benefits are expected to be paid from the respective defined benefit pension plans. In addition, the Company will no longer provide medical and dental benefits under its U.S. retiree health care plan to certain employees retiring on or after March 1, 2000. The net impact of these plan changes was not material to the consolidated financial statements.


(8) Shareholders' Equity

Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net earnings and foreign currency translation adjustments and is as follows:

                                        3 Months Ended       9 Months Ended
                                         September 30,        September 30,
                                        2000       1999      2000       1999

  Net earnings                         $ 54.1     $ 48.9    $117.7     $101.3
  Foreign currency translation
   adjustments                          (29.3)      10.6     (74.0)     (51.6)
                                       -------    -------   -------    -------
     Total comprehensive income (loss) $ 24.8     $ 59.5    $ 43.7     $ 49.7
                                       =======    =======   =======    =======


Forward Equity Contract

During September 2000, the Company entered into a forward repurchase agreement to purchase shares of its common stock under its share repurchase program. Under the agreement, the Company will, from time to time over the next two years, repurchase a total of one million shares at a forward price of $31.70, which approximates the market price at the inception of the agreement, plus a financing charge. The Company may choose the method by which it settles the agreement (i.e., cash or shares). As of September 30, 2000, no shares have been purchased under this agreement.

(9) Interest and Other Expense

Interest and other expense consists of the following:

                                       3 Months Ended       9 Months Ended
                                        September 30,        September 30,
                                       2000       1999      2000       1999

  Interest expense                    $  9.8     $  4.9    $ 25.6     $ 12.7
  Interest income                       (1.8)      (1.7)     (5.5)      (5.7)
  Foreign exchange losses                0.5        0.1       1.9        1.0
  Loss on sale of accounts receivable    2.1        2.5       7.4        7.1
  Miscellaneous, net                     1.5        1.3       4.2        1.8
                                      -------     ------   -------    -------
  Total                               $ 12.1      $ 7.1    $ 33.6     $ 16.9
                                      =======     ======   =======    =======

(10) Segment Information

Segment information is as follows:

                                       3 Months Ended       9 Months Ended
                                        September 30,        September 30,
                                       2000       1999      2000       1999
  Revenues from services:
    United States (a)                $  638.1   $  583.5  $1,811.6   $1,659.5
    France                            1,036.4    1,045.2   2,971.0    2,766.5
    United Kingdom                      368.3      306.1   1,080.5      843.6
    Other Europe                        480.3      438.2   1,399.6    1,196.3
    Other Countries                     297.8      233.8     840.6      643.7
                                     --------   --------  --------   --------
                                     $2,820.9   $2,606.8  $8,103.3   $7,109.6
                                     ========   ========  ========   ========

  Operating Unit Profit:
    United States                    $   25.0   $   22.5  $   63.5   $   56.8
    France                               39.3       33.6      91.6       68.3
    United Kingdom                       14.9       13.1      32.5       27.4
    Other Europe                         24.7       20.3      57.2       45.7
    Other Countries                       4.4        3.7       9.5        7.5
                                     --------   --------  --------   --------
                                        108.3       93.2     254.3      205.7
  Corporate expenses                      9.3        8.6      28.2       25.7
  Amortization of intangible assets       3.1        1.8      10.0        5.0
  Non-recurring expenses (b)                -          -         -       28.0
  Interest and other expense             12.1        7.1      33.6       16.9
                                     --------   --------  --------   --------
      Earnings before income taxes   $   83.8   $   75.7  $  182.5   $  130.1
                                     ========   ========  ========   ========

  (a)Total systemwide sales in the United States, which includes sales of Company-owned branches and franchises, were $990.8 and $985.6 for the three months ended September 30, 2000 and 1999, respectively, and $2,878.1 and $2,766.5 for the nine months ended September 30, 2000 and 1999, respectively.

  (b)Represents non-recurring items ($16.4 after tax) in the second quarter of 1999 related to employee severances, retirement costs and other associated realignment costs.

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations

Operating Results - Three Months Ended September 30,
2000 and 1999

Revenues increased 8.2% to $2,820.9 million for the third quarter of 2000. Revenues were unfavorably impacted by changes in currency exchange rates during the third quarter of 2000 due to the strengthening of the U.S. Dollar, as compared to the third quarter of 1999, relative to the currencies in the Company's
European markets. At constant exchange rates, the increase in revenues would have been 18.0%. Volume, as measured by billable hours of branch operations, increased 9.2% in the quarter. All of the Company's major markets experienced revenue increases, as measured in their local currencies, including the United States (9.3%), France (14.6%) and the United
Kingdom (30.4%).  The revenue increase in the United
Kingdom was favorably impacted by the Elan acquisition
(see Note 3 to the consolidated financial statements).
The Company's Other Europe and Other Countries segments reported constant currency revenue increases of 24.2% and 25.9%, respectively.

Gross profit, which represents revenues less payroll and related expenses of temporary workers, increased as a percent of revenues to 18.0% in the third quarter of 2000 from 17.3% in the third quarter of 1999. This increase is primarily due to increased margins in certain European markets as a result of enhanced pricing and continued focus on higher margin business.

Selling and administrative expenses were 14.6% of revenues in the third quarter of 2000, compared to 14.2% for the same period in the prior year. This expense level reflects our continued investments in new or expanding markets.

Interest and other expense was $12.1 million in the third quarter of 2000 compared to $7.1 million in the third quarter of 1999. This increase is primarily due to an increase in interest expense related to the higher borrowing levels needed to finance the acquisitions made throughout 2000, the continued investments in new or expanding markets and the share repurchase program.

The Company provided for income taxes during the third quarter of 2000 at a rate of 35.5%, which is equal to the estimated annual effective tax rate based on information currently available. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes.

On a diluted basis, net earnings per share was $0.70 in the third quarter of 2000 compared to $0.63 in the third quarter of 1999. The net earnings per share, on a diluted basis, for the third quarter of 2000 was negatively impacted by $0.08 due to changes in exchange rates. Diluted weighted average shares for the third quarter of 2000 was equal to the third quarter of 1999, as the Company's treasury stock purchases offset issuances and an increase in the number of dilutive stock options because of the higher average share price during the third quarter of 2000 compared to the third quarter of 1999.

Operating Results - Nine Months Ended September 30,
2000 and 1999

Revenues increased 14.0% to $8,103.3 million for the first nine months of 2000. Revenues were unfavorably impacted by changes in currency exchange rates during the first nine months of 1999 due to the strengthening of the U.S. Dollar, as compared to the first nine months of 1999, relative to the currencies in the Company's European markets. At constant exchange rates, the increase in revenues would have been 22.6%.
Volume, as measured by billable hours of branch operations, increased 14.1% in the first nine months of 2000 compared to 1999. All of the Company's major markets experienced revenue increases, as measured in their local currencies, including the United States
(9.2%), France (22.6%) and the United Kingdom (34.6%).
The revenue increase in the United Kingdom was favorably impacted by the Elan acquisition (see Note 3 to the consolidated financial statements). The
Company's Other Europe and Other Countries segments reported constant currency revenue increases of 30.6% and 26.7%, respectively.

Gross profit, which represents revenues less payroll and related expenses of temporary workers, increased as a percent of revenues to 17.7% in the first nine months of 2000 from 17.4% for the same period in 1999. This increase is primarily due to increased margins in certain European markets as a result of enhanced pricing and continued focus on higher margin business.

Selling and administrative expenses were 15.0% of revenues in the first nine months of 2000 compared to 14.9% for the same period in 1999 excluding the non-recurring items incurred during 1999. This expense level reflects continued investments in new or expanding markets.

Interest and other expense was $33.6 million in the first nine months of 2000 compared to $16.9 million during the same period in 1999. This increase is primarily due to an increase in interest expense related to the higher borrowing levels needed to finance the acquisitions made throughout 2000, the continued investments in new or expanding markets and the share repurchase program.

The Company provided for income taxes during the first nine months of 2000 at a rate of 35.5%, which is equal to the estimated annual effective tax rate based on information currently available. This rate is higher than the U.S. Federal statutory rate due to foreign tax rate differences and U.S. state income taxes. During the nine month period ended September 30, 1999, the Company had a one-time tax benefit of $15.7 million in connection with the dissolution of a non-operating subsidiary.

On a diluted basis, net earnings per share was $1.52 for the first nine months of 2000 compared to $1.29 for the same period in 1999. The net earnings per share, on a diluted basis, for the first nine months of 2000 was negatively impacted by $0.19 due to changes in exchange rates. Excluding the non-recurring items and one-time income tax gain in the first nine months of 1999, net earnings per share on a diluted basis would have been $1.30. The diluted weighted average shares decreased by 1.7% for the first nine months of 2000 due to the Company's treasury stock purchases, which were partially offset by an increased number of dilutive stock options because of the higher average share price during the first nine months of 2000 compared to the first nine months of 1999.

Liquidity and Capital Resources

Cash provided by operating activities was $46.1 million in the first nine months of 2000 compared to cash used by operating activities of $75.4 million in the first nine months of 1999. This change reflects the increased earnings during the first nine months of 2000 and the change in working capital requirements between periods. Cash provided by operating activities before the changes in working capital requirements was $179.5 million in the first nine months of 2000 compared to $166.7 million in the first nine months of 1999. Cash used by changes in working capital was $133.4 million and $242.1 million in the first nine months of 2000 and 1999, respectively.

Capital expenditures were $50.9 million in the first nine months of 2000 compared to $53.4 million during the first nine months of 1999. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

During January 2000, the Company acquired Elan Group
Limited ("Elan"), a European specialty IT staffing company with significant operations in the U.K. and several other countries throughout the world. As of September 30, 2000, the total consideration paid for Elan was approximately $116.2 million. In addition, there is approximately $30.0 million in deferred consideration expected to be paid during 2001.

During the first nine months of 2000, the Company also acquired and invested in several companies throughout the world. The total consideration paid for such transactions was $51.0 million as of September 30, 2000, the majority of which was recorded as intangible assets.

Net cash provided by additional borrowings was $156.9 million and $170.0 million in the first nine months of 2000 and 1999, respectively. The additional borrowings in 2000 were primarily used to fund the acquisitions and investments made throughout 2000, to support the working capital growth and to repurchase the Company's common stock. The Company repurchased 658,800 shares at a cost of $20.0 million during the first nine months of 2000. The additional borrowings in 1999 were primarily used to support the working capital growth, investments in new markets and to repurchase the Company's common stock.

Accounts receivable increased to $2,090.7 million at September 30, 2000 from $1,897.6 million at December
31, 1999. This increase is partially due to a $70.0 million reduction in the amount advanced under the Company's U.S. Receivable Facility from December 31,
1999 to September 30, 2000. The remaining increase is due to the growth in many of the Company's foreign markets and the impact of 2000 acquisitions, offset by the impact of changes in exchange rates. At December
31, 1999 exchange rates, the September 30, 2000 receivable balance would have been $228.0 million higher.

As of September 30, 2000, the Company had borrowings of $157.3 million and letters of credit of $60.0 million outstanding under its $415.0 million U.S. revolving credit facility, and borrowings of $6.7 million outstanding under its U.S. commercial paper program.
The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

During June 2000, the Company entered into various interest rate swap agreements in order to fix its interest costs on a portion of its Euro and Yen denominated variable rate borrowings. The Euro interest rate swap agreements have a notional value of Euro 100.0 million ($88.0 million), a weighted average fixed rate of 6.1% and expire in 2010. The Yen interest rate swap agreement has a notional value of Yen 4.0 billion ($36.9 million), a fixed rate of 1.2% and expires in 2003. These swap agreements have had an immaterial impact on the recorded interest expense during 2000. As of September 30, 2000, the weighted average variable interest rate under the revolving credit agreement was 3.4%.

On March 7, 2000, the Company issued Euro 150.0 million in unsecured notes, due March 2005, with an effective interest rate of 6.3%. Net proceeds of $143.1 million from the issuance were used to repay amounts under the Company's unsecured revolving credit agreement.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of September 30, 2000, such lines totaled $214.4 million, of which $94.3 million was unused.

During September 2000, the Company entered into a forward repurchase agreement to purchase shares of its common stock under its share repurchase program. Under the agreement, the Company will, from time to time over the next two years, repurchase a total of one million shares at a forward price of $31.70, which approximates the market price at the inception of the agreement, plus a financing charge. The Company may choose the method by which it settles the agreement (i.e., cash or shares). As of September 30, 2000, no shares have been purchased under this agreement.


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

The Company has significant operations in many of the participating countries and continues to assess the impact of the Euro on its business operations. Since the Company's labor costs and prices are generally determined on a local basis, the near-term impact of the Euro has been and is expected to be primarily related to making internal information systems modifications to meet customer invoicing and financial reporting requirements. Such modifications relate to converting currency values and to operating in a dual currency environment during the transition period.
Modifications of internal information systems will occur throughout the transition period and will be coordinated with other system-related upgrades and enhancements.

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

              PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits

      27     Financial Data Schedule

  (b) Reports on Form 8-K

      The Company filed one current report on Form 8-K dated July 25, 2000 with respect to Item 5 - Other Events.

                      SIGNATURES




Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        MANPOWER INC.
                                         (Registrant)





Date: November 13, 2000       /s/ Michael J. Van Handel
                              --------------------------------------
                              Michael J. Van Handel
                              Senior Vice President, Chief
                              Financial Officer and Secretary
                              (Signing on behalf of the
                              Registrant and as the Principal
                              Financial Officer and Principal
                              Accounting Officer)