Form 10-K405
period 2000-12-31
MANPOWER INC /WI/
filed 2001-04-02
CIK 871763

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-K
                           --------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2000

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,588,349,997 as of February 26, 2001. As of February 26, 2001, there were 75,904,692 of the registrant's shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part I and Part II incorporate information by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 2000. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2001.

                                     PART I

ITEM 1.  BUSINESS

Introduction and History

      Manpower Inc. (the "Company") is a global staffing leader with nearly 3,700 systemwide offices in 59 countries. The Company provides a wide range of human resource services, including professional, technical, specialized, office and industrial staffing; temporary and permanent employee testing, selection, training and development; and organizational-performance consulting. The Company provides services to a wide variety of customers, none of which individually comprise a significant portion of revenues within a given geographic region or for the Company as a whole. Unless the context requires otherwise, references to the Company include its subsidiaries.

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

      The Company's principal executive offices are located at 5301 North Ironwood Road, Milwaukee, Wisconsin 53217 (telephone: 414-961-1000).

                            THE COMPANY'S OPERATIONS

United States

      In the United States, the Company's operations are carried out through both branch (i.e., Company-owned) and franchise offices. The Company had 732 branch and 423 franchise offices in the United States at December 31, 2000. The Company provides a number of central support services to its branches and franchises which enable it to maintain consistent service quality throughout the United States regardless of whether an office is a branch or franchise. The Company has developed a comprehensive system of assessment/selection, training and quality assurance for its temporary staffing operations through a combination of internally designed and produced materials and materials purchased from external companies through exclusive contracts. The Company provides customer invoicing and payroll processing of its temporary employees for all branch offices and a majority of its franchise offices through its Milwaukee headquarters.

      The Company's franchise agreements provide the franchisee with the right to use the Manpower(R) service mark and associated marks in a specifically defined exclusive territory. In the United States, franchise fees range from 2-3% of franchise sales. The Company's franchise agreements provide that in the event of a proposed sale of a franchise to a third party, the Company has the right to repurchase the franchise at the same price and on the same terms as proposed by the third party. The Company frequently exercises this right and intends to continue to do so in the future if opportunities arise with appropriate prices and terms.

      In the United States, the Company's operations are primarily related to providing temporary employment services. During 2000, approximately 40% of the Company's United States temporary help revenues were derived from placing office staff, 39% from placing industrial staff and 21% from placing technical and information technology staff.

France

      The Company is a leading temporary employment service provider in France. The Company conducts its operations in France through 879 branch offices under the name of Manpower and 48 branch offices under the name Supplay.

      The temporary services market in France is predominately industrial. In 2000, the Company derived approximately 72% of its revenue in France from the industrial sector, 14% from the construction sector and 14% from the office sector.

United Kingdom

      The Company is a leading supplier of temporary employment services in the United Kingdom. As of December 31, 2000, it conducted operations in the United Kingdom through 174 branch offices under the Manpower brand ("Manpower UK").

      Manpower UK uses the same approach to assessment/selection, training and marketing programs in the United Kingdom as is done in the United States with such modifications as necessary to reflect differences in language, culture and business practices.

      Manpower UK offers temporary employment services in the contact center, office, industrial, technical and transport markets. Manpower UK is also the leading company in the United Kingdom for the provision of managed services, project work and subcontracted activities. During 2000, approximately 24% of Manpower UK's revenues were derived from the supply of contact center staff, 31% from the supply of office staff, 28% from the supply of industrial staff, 12% from the supply of technical staff and 5% from the supply of drivers.

      The Company also owns Brook Street Bureau PLC ("Brook Street") which operates separately from the Manpower brand and exclusively in the United Kingdom. Brook Street has a total of 104 branch offices. The core business is secretarial, office and light industrial recruitment, with niche operations in accountancy, finance and social care recruitment. Brook Street operates as a local network of branches supported by a national head office and competes primarily with local or regional independents. In 2000, approximately 90% of its revenues were derived from temporary placements and 10% were derived from permanent placement.

      In January 2000, the Company acquired Elan Group Ltd. ("Elan"), a leading provider of IT staffing solutions based in the United Kingdom. Elan operates through 14 offices across the United Kingdom, Netherlands, Ireland, Switzerland, Germany and Hong Kong.

Other Europe

      The Company operates through 872 branch offices and 54 franchise offices in other European countries. The largest of these operations are located in Belgium, Germany, Israel, Italy, the Netherlands, Norway, Spain and Sweden, all of which are branch offices, and Switzerland, which is a 49% owned franchise. The Company is a leading provider of human resource services in the European Economic Community. The Company utilizes the same approach to selection, training, recruiting and marketing techniques in continental Europe as are used in the United States with such modifications as may be appropriate for local legal requirements, cultural characteristics and business practices.

Rest of the World

      The Company operates through 356 branch offices and 29 franchise offices in the other markets of the world. The largest of these operations are located in Australia, Japan and Mexico, all of which are branch offices, and Canada, which has branch and franchise offices. Other significant operations are located in 15 countries in Central and South America and in 9 other countries throughout Asia. The Company uses the same general approach to testing, training and marketing tools in other areas of the world as employed in the United States with such modifications as may be appropriate for local cultural differences and business practices. In most of these countries, the Company primarily supplies temporary workers to the industrial, general office and technical markets.

      During 2000, the Company launched The Empower Group ("Empower"), an independent operating division of the Company, that provides organizational performance consulting services to multi-national corporations worldwide. Empower is based in London and has operations worldwide, with the largest in Australia, New Zealand, United Kingdom and the United States.

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

      The temporary employment services market throughout the world is highly competitive and highly fragmented with more than 15,000 firms competing in the industry throughout the world. In addition to the Company, the largest publicly owned companies specializing in temporary employment services are Adecco, S.A. (Switzerland), Kelly Services, Inc. (U.S.), Randstad Holding N.V. (Netherlands), Vedior N.V. (Netherlands) and Spherion Corporation (formerly Interim Services Inc.) (U.S.).

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

      Since client companies rely on temporary employment firms having offices within the local area in which they operate, competition varies from market-to-market and country-to-country. In most areas, no single company has a dominant share of the market. Many client companies use more than one temporary employment services provider; however, in recent years, the practice of using a sole (or a limited number of) temporary supplier or a primary supplier has become an increasingly important factor among the largest customers. These sole supplier relationships can have a significant impact on the Company's revenue and operating profit growth. While the Company believes that these large account relationships will prove to be less cyclical in the long-term than its traditional business, volume reductions by such customers, whether related to economic factors or otherwise, could have a material adverse effect on the Company's results in any period.

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

      An important aspect in the selection of a temporary worker for an assignment is the ability of the temporary services firm to identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to an employer's requirements. The Company has a variety of proprietary programs for identifying and assessing skill levels of its temporary workers, including Ultraskill(R) (for word processing skills), Sureskill (for office automation skills such as word processing, spreadsheet, presentation graphics, etc.), Ultradex (for several important light industrial skills), Predicta (for critical general office and customer service/call center skills), Linguaskill (for language skills) and Phoneskill (for verbal communication skills) which are used in selecting a particular individual for a specific assignment. The Company believes that its assessment systems enable it to offer a higher quality service by increasing productivity, decreasing turnover and reducing absenteeism. The Company believes it is the only temporary employment firm whose employee selection systems have been statistically validated in full or complete accordance with the guidelines established by the Equal Employment Opportunity Commission and standards set forth by the American Psychological Association in the United States and similar authorities in various other countries.

      During 2000, the Company formed a strategic alliance with SHL Group PLC ("SHL"), a leading provider of psychometric testing products and related services for employee selection, assessment and development. This alliance is expected to last a minimum of three years. SHL is based in the United Kingdom and its products are expected to assist the Company in expanding the level and range of services provided to major clients.

      It is also important to be able to access a large network of skilled workers and to be able to "create" certain hard-to-find skills by offering training to available workers. The Company's competitive position is enhanced by being able to offer a wide variety of skills in some of the most important market segments for temporary work through the use of training systems.

      For the office workers, the Company has a proprietary training system called Skillware(R) which allows temporary workers to quickly and conveniently learn new or enhance existing skills in over 50 different word processing, database, spreadsheet, graphics, desktop publishing, electronic scheduling and calendaring groupware, project management and operating system applications from a variety of manufacturers including Microsoft and Lotus. The Company also develops Skillware(R) training to prepare workers to take positions in contact centers, banks and other organizations where transaction processing skills are required. In addition, to assist its temporary workers in improving general office skills, the Company offers a variety of specific skill development programs in spelling, punctuation and keyboard skills.

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

      The Company has developed the Global Learning Center ("GLC"), an on-line university for its permanent employees and temporary workers. The GLC provides skills training, assessment, and other career-related services. Students of the GLC have access to Skillware(R) training or can select from more than 1,500 courses in the areas of client-server, programming, Internet development, and business skills.

      Although temporary help firms compete in a local market, for administrative purposes, the largest customers demand national, and increasingly global, arrangements. A large national or multi-national customer will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to its local managers; this effectively limits competition to the few firms, including the Company, with large branch networks. National arrangements, which generally fix either the pricing or mark-up on services performed in a particular country, represented approximately 45% of the Company's sales in 2000. Global arrangements, where the Company services multinational customers in several countries, represented approximately 15% of the Company's sales in 2000. Because the Company provides services to a wide variety of customers, there is no one customer that individually comprises a significant portion of revenues within a given geographic region or for the Company as a whole.

      The Company competes in the large company market by providing permanent staff training using its Skillware(R) training capability to train the permanent employees of large companies in a variety of office software applications. To date, more than 8 million people have used Skillware(R) training. The Company believes its capability to offer permanent staff training, in addition to generating sufficient revenue to offset development costs, provides it with a key marketing advantage over its competitors in supplying temporary staff to companies where it has been involved in significant staff training.

      The Company uses UltraSource, which is a comprehensive order management system that is powered by the Internet. This advanced web-based tool is expected to provide efficiency to the Company's major customers, subcontractors and internal operations by managing the order workflow through a six-step process. Currently, the Company is managing nearly $300 million of staffing business for certain major customers using UltraSource.


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

      In addition to licensing or registration requirements, many countries impose substantive restrictions on the use of temporary employment services. Such restrictions include regulations affecting the types of work permitted, the maximum length of a temporary assignment, wage levels, or reasons for which temporary workers may be employed. In some countries special taxes, fees or costs are imposed in connection with the use of temporary workers. For example, in France, temporary workers are entitled to a 10% allowance for the precarious nature of employment which is eliminated if a full-time position is offered to them within three days. In some countries, the contract of employment with the temporary employee must differ from the length of assignment.

      In the United States, the Company is subject to various federal and state laws relating to franchising, principally the Federal Trade Commission's franchise rules and analogous state laws. These laws and related rules and regulations impose specific disclosure requirements. Virtually all states also regulate the termination of franchises. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal Regulations and Union Relationships" which is found in the Company's 2000 Annual Report to Shareholders and which is incorporated herein by reference.

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

                                    EMPLOYEES

      The Company had approximately 19,400 permanent full-time employees at December 31, 2000. In addition, the Company estimates that it assigned over 2.7 million temporary workers on a worldwide basis during 2000. As described above, in most jurisdictions, the Company (through its subsidiaries), as the employer of its temporary workers or, as otherwise required by applicable law, is responsible for employment administration, including collection of withholding taxes, employer contributions for social security (or its equivalent outside the United States), unemployment tax, workers' compensation and fidelity and liability insurance, and other governmental requirements imposed on employers. In most jurisdictions where such benefits are not legally required, including the United States, the Company provides health and life insurance, paid holidays and paid vacations to qualifying temporary employees.

                FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                           OPERATIONS AND EXPORT SALES

      Note 14 to the Company's Consolidated Financial Statements sets forth the revenues, operating unit profit and identifiable assets derived from each geographical area for the years ended December 31, 2000, 1999 and 1998. Such note is found in the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   Name of Officer                            Office
--------------------                      -------------

Jeffrey A. Joerres       President and Chief Executive Officer and a
  Age 41                 director of the Company since April, 1999. Senior Vice
                         President - European Operations and Marketing and Major
                         Account Development from July, 1998 to April, 1999.
                         Senior Vice President - Major Account Development of the Company from November, 1995 to July, 1998. Vice
                         President - Marketing and Major Account Development of the Company from July, 1993 to November, 1995.

Terry A. Hueneke         Executive Vice President of the Company and a director
 Age 58                  since December, 1995. Senior Vice President - Group
                         Executive of Manpower from 1987 until 1996.

Michael J. Van Handel    Senior Vice President, Chief Financial Officer and
 Age 41                  Secretary of the Company since August, 1999. Senior
                         Vice President, Chief Financial Officer, Treasurer and
                         Secretary of the Company from July, 1998 to August,
                         1999. Vice President, Chief Accounting Officer and
                         Treasurer of the Company from February, 1995 to July,
                         1998 and of Manpower from February, 1995 to June, 1996.
                         Vice President, International Accounting and Internal
                         Audit of Manpower from September, 1992 to February,
                         1995 and Director of Internal Audit of Manpower prior thereto.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, under the heading "Quarterly Data" (page 95) and "Corporate Information," (page 97) which information is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

      The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, under the heading "Selected Financial Data," (page 96) which information is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," (pages 65 to 73) which information is hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this Item is set forth in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, under the heading "Significant Matters Affecting Results of Operations," (pages 70 to 72) which information is hereby incorporated herein by reference.

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

      These forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to:

- material changes in the demand from larger customers, including customers with which the Company has national or global arrangements
- availability of temporary workers or workers with the skills required by customers
-        increases in the wages paid to temporary workers
-        competitive market pressures, including pricing pressures
-        ability to successfully expand into new markets or service lines
-        ability to successfully invest in and implement information systems
- unanticipated technological changes, including obsolescence or impairment of information systems
-        changes in customer attitudes toward the use of staffing services
- government, tax or regulatory policies adverse to the employment services industry
-        general economic conditions in international markets
-        interest rate and exchange rate fluctuations
- difficulties related to acquisitions, including integrating the acquired companies and achieving the expected benefits

      The Company disclaims any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is set forth in the Financial Statements and the Notes thereto (pages 75 to 95) contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, which information is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) Executive Officers. Reference is made to "Executive Officers of the Registrant" in Part I after Item 4.

      (b) Directors. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2001 at pages 3 to 4 under the caption "Election of Directors," which information is hereby incorporated herein by reference.

      (c) Section 16 Compliance. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2001 at page 20 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2001, at page 6 under the caption "Remuneration of Directors," pages 8 to 15 under the captions "Executive Compensation," "Report of the Executive Compensation Committee of the Board of Directors," "Executive Compensation Committee Interlocks and Insider Participation," and "Performance Graph," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2001, at page 2 under the caption "Security Ownership of Certain Beneficial Owners" and at page 7 under the caption "Security Ownership of Management," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2001, at page 6 under the caption "Remuneration of Directors" and at page 14 under the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)  Financial Statements.

                   Consolidated Financial Statements (data incorporated by
              reference from the attached Annual Report to Shareholders):

                                                                                          Page Number(s)
                                                                                         in Annual Report
                                                                                          to Shareholders
                                                                                         ----------------
                   Consolidated Statements of Operations for the years ended
                   December 31, 2000, 1999 and 1998..............................................75

                   Consolidated Balance Sheets as of December 31, 2000 and 1999...............76-77

                   Consolidated Statements of Cash Flows for the years ended
                   December 31, 2000, 1999 and 1998..............................................78

                   Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998........................................79

                   Notes to Consolidated Financial Statements.................................80-94


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

      (b)     Reports on Form 8-K.

      There was one report on Form 8-K filed with respect to Item 5. Other Events on November 6, 2000.

      (c)     Exhibits.

              3.1 Articles of Incorporation of Manpower Inc. incorporated by reference to Annex C of the Prospectus which is contained in Amendment No. 1 to Form S-4 (Registration No. 33-38684).

              3.2 Amended and Restated By-laws of Manpower Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

              10.1 Revolving Credit Agreement dated December 2, 1999 between Manpower Inc. and the financial institutions set forth therein, Citibank N.A. and Salomon Smith Barney Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

              10.2 Revolving Credit Agreement dated November 25, 1997, between Manpower Inc. and the banks set forth therein, Credit Lyonnais, the First National Bank of Chicago, Fleet National Bank, Mellon Bank, N.A., Citibank International PLC and Citibank, N.A., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

              10.3 Amended and Restated Manpower 1991 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996.**

              10.4 Manpower Savings Related Share Option Scheme, incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-38684).**

              10.5 Transfer Agreement dated February 25, 1991 between Manpower and the Company (the "Transfer Agreement"), incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-38684).**

              10.6 Blue Arrow Savings Related Share Option Scheme, as assumed by Manpower pursuant to the Transfer Agreement, incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-38684).**

              10.7 Blue Arrow Executive Share Option Scheme, as assumed by Manpower pursuant to the Transfer Agreement, incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-38684).**

              10.8 Amended and Restated Manpower 1990 Employee Stock Purchase Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-31021).**

              10.9 Manpower Retirement Plan, as amended and restated effective as of March 1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989.**

              10.10 Amended and Restated Manpower 1994 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996.**

              10.11      Stock Option Agreement between Manpower Inc. and John
                         R. Walter dated April 26, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**

              10.12(a) Advisory Services Agreement between Manpower Inc., Ashlin Management Company and John R. Walter dated April 26, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**

              10.12(b) Consulting Agreement dated as of April 26, 1999 between Manpower Inc. and Gilbert Palay, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.**

              10.13(a) Manpower Inc. 2000 Corporate Senior Management Incentive Program, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.**

              10.13(b)   [reserved]

              10.14 The Restricted Stock Plan of Manpower Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**

              10.15 Amended and Restated Manpower 1991 Directors Stock Option Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-31021).**

              10.16 Amended and Restated Manpower Deferred Stock Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**

              10.17(a) Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February 18, 1997, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**

              10.17(b) Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February 23, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.**

              10.18(a) Employment Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 22, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**

              10.18(b) Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 22, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**

              10.19(a) Employment Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 22, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**

              10.19(b) Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 22, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**

              13 2000 Annual Report to Shareholders. Pursuant to Item 601(b)(13)(ii) of Regulation S-K, any of the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

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


                        MANPOWER INC.



                        By:    /s/ Jeffrey A. Joerres
                               -------------------------------------
                               Jeffrey A. Joerres
                               President and Chief Executive Officer

                        Date: March 30, 2001



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Name                                         Title                                         Date
      ---------------                              ---------------                               ---------------
/s/ Jeffrey A. Joerres                      President, Chief Executive Officer                   March 30, 2001
---------------------------------           and a Director
Jeffrey A. Joerres                          (Principal Executive Officer)


/s/ Michael J. Van Handel                   Senior Vice President, Chief Financial Officer       March 30, 2001
---------------------------------           and Secretary (Principal Financial Officer
Michael J. Van Handel                       and Principal Accounting Officer)



Directors:    Nancy Brinker, Dudley J. Godfrey, Jr., Marvin B. Goodman, J. Ira
              Harris, Terry A. Hueneke, Newton N. Minow, Gilbert Palay, Dennis
              Stevenson, John R. Walter and Edward J. Zore


By:  /s/ Michael J. Van Handel                                                                   March 30, 2001
     ----------------------------
      Michael J. Van Handel
      Attorney-In-Fact *



* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
and Shareholders of Manpower Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Manpower Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            /s/ Arthur Andersen LLP


                                            ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 31, 2001


-------------------------------------------------------------------------------


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


      As independent public accountants, we hereby consent to the incorporation by reference, in this Annual Report on Form 10-K of Manpower Inc., our report dated January 31, 2001, included in the 2000 Annual Report to Shareholders of Manpower Inc. It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 2000 or performed any audit procedures subsequent to the date of our report.

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


Milwaukee, Wisconsin
March 30, 2001

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


       For the years ended December 31, 2000, 1999 and 1998, in millions.


Allowance for Doubtful Accounts:


                                    Balance at                    Provisions                                    Balance
                                     Beginning     Translation    Charged to               Reclassifications    at End
                                      of Year      Adjustments     Earnings    Write-offs      and Other        of Year
                                      -------      -----------     --------    ----------      ---------        -------

Year ended December 31, 2000           $47.1          (1.9)          21.7         (12.2)          .6             $55.3

Year ended December 31, 1999           $39.5          (3.3)          20.7         (10.6)          .8             $47.1

Year ended December 31, 1998           $38.0           1.0           12.0         (11.5)          -              $39.5