Form 10-Q
period 2001-03-31
MANPOWER INC /WI/
filed 2001-05-14
CIK 871763

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                                 MARCH 31, 2001

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

                             Yes      X       No
                                    ------        ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        SHARES OUTSTANDING
         CLASS                                          AT MARCH 31, 2001
         --------                                    -----------------------
         Common Stock, $.01 par value                       75,804,318

================================================================================

                         MANPOWER INC. AND SUBSIDIARIES


                                      INDEX



                                                                                                  Page
                                                                                                Number
                                                                                                ------

PART I            FINANCIAL INFORMATION

   Item 1         Financial Statements (unaudited)

                         Consolidated Balance Sheets ...........................................   3-4
                         Consolidated Statements of Operations..................................     5
                         Consolidated Statements of Cash Flows..................................     6
                         Notes to Consolidated Financial Statements.............................  7-10

   Item 2         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................... 11-14

   Item 3         Quantitative and Qualitative Disclosures About Market Risk....................    14


PART II           OTHER INFORMATION.............................................................    14


SIGNATURES .....................................................................................    15


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                     ASSETS

                                                          MARCH 31,    DECEMBER 31,
                                                            2001          2000
                                                         ----------    ------------
                                                         (unaudited)

CURRENT ASSETS:

Cash and cash equivalents                                  $  173.5     $  181.7
Accounts receivable, less allowance for
    doubtful accounts of $53.7 and $55.3, respectively      1,988.2      2,094.4
Prepaid expenses and other assets                              61.7         51.8
Future income tax benefits                                     66.7         68.8
                                                           --------     --------
    Total current assets                                    2,290.1      2,396.7

OTHER ASSETS:

Intangible assets, less accumulated amortization of
    $29.5 and $27.2, respectively                             245.8        247.6
Investments in licensees                                       43.5         41.8
Other assets                                                  172.4        163.9
                                                           --------     --------
    Total other assets                                        461.7        453.3

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment         439.6        440.9
Less:  accumulated depreciation and amortization              252.9        249.3
                                                           --------     --------
     Net property and equipment                               186.7        191.6
                                                           --------     --------
     Total assets                                          $2,938.5     $3,041.6
                                                           ========     ========


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                        MARCH 31,    DECEMBER 31,
                                                                          2001          2000
                                                                       -----------   ------------
                                                                       (unaudited)
CURRENT LIABILITIES:

Accounts payable                                                         $  462.8      $  453.1
Employee compensation payable                                                73.1          81.2
Accrued liabilities                                                         283.4         269.2
Accrued payroll taxes and insurance                                         319.0         341.8
Value added taxes payable                                                   273.5         311.0
Short-term borrowings and current maturities of long-term debt               17.9          65.9
                                                                         --------      --------
    Total current liabilities                                             1,429.7       1,522.2

OTHER LIABILITIES:

Long-term debt                                                              492.9         491.6
Other long-term liabilities                                                 291.9         287.4
                                                                         --------      --------
   Total other liabilities                                                  784.8         779.0

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares,
  none issued                                                                  --            --
Common stock, $.01 par value, authorized 125,000,000 shares,
  issued 84,849,518 and 84,717,834 shares, respectively                        .8            .8
Capital in excess of par value                                            1,636.4       1,631.4
Accumulated deficit                                                        (470.1)       (496.9)
Accumulated other comprehensive income (loss)                              (190.0)       (145.1)
Treasury stock at cost, 9,045,200 and 8,945,200 shares, respectively       (253.1)       (249.8)
                                                                         --------      --------
   Total shareholders' equity                                               724.0         740.4
                                                                         --------      --------
   Total liabilities and shareholders' equity                            $2,938.5      $3,041.6
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

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                  3 MONTHS ENDED
                                                      MARCH 31,
                                              -----------------------
                                                 2001         2000
                                              ---------     ---------
Revenues from services                        $ 2,651.9     $ 2,568.3

Cost of services                                2,168.0       2,122.3
                                              ---------     ---------
   Gross profit                                   483.9         446.0

Selling and administrative expenses               431.7         395.5
                                              ---------     ---------
    Operating profit                               52.2          50.5

Interest and other expense                         10.3          10.8
                                              ---------     ---------
    Earnings before income taxes                   41.9          39.7

Provision for income taxes                         15.1          14.1
                                              ---------     ---------
    Net earnings                              $    26.8     $    25.6
                                              =========     =========

Net earnings per share                        $     .35     $     .34
                                              =========     =========

Net earnings per share - diluted              $     .35     $     .33
                                              =========     =========

Weighted average common shares                     75.8          76.1
                                              =========     =========

Weighted average common shares - diluted           76.9          77.2
                                              =========     =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

------------------------------------------------------------------------------

                 SUPPLEMENTAL SYSTEMWIDE INFORMATION (UNAUDITED)
                                  (IN MILLIONS)


                                                     3 MONTHS ENDED
                                                         MARCH 31,
                                               ----------------------------
                                                  2001              2000
                                               ----------        ----------
Systemwide Sales                               $  3,011.1        $  2,972.5
                                               ==========        ==========


          Systemwide information represents the total of Company-owned branches and franchises.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                        3 MONTHS ENDED
                                                                           MARCH 31,
                                                                      ------------------
                                                                       2001        2000
                                                                      ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                       $ 26.8      $ 25.6
       Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Depreciation and amortization                               18.2        17.9
            Deferred income taxes                                         .3          --
            Provision for doubtful accounts                              4.8         5.9
            Changes in operating assets and liabilities:
                  Amounts advanced under the Receivables Facility      (67.0)      (30.0)
                  Accounts receivable                                   58.9        14.6
                  Other assets                                         (26.2)       (2.0)
                  Other liabilities                                     65.8        50.9
                                                                      ------      ------
Cash provided by operating activities                                   81.6        82.9
                                                                      ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (21.6)      (17.4)
  Acquisitions of businesses, net of cash acquired                     (50.3)     (121.9)
  Proceeds from the sale of property and equipment                       1.2         1.4
                                                                      ------      ------
Cash used by investing activities                                      (70.7)     (137.9)
                                                                      ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in payable to banks                                       (45.0)      (81.3)
  Proceeds from long-term debt                                          45.9       151.1
  Repayment of long-term debt                                          (12.3)      (80.6)
  Proceeds from stock option and purchase plans                          5.0         4.5
  Repurchase of common stock                                            (3.3)       (7.8)
                                                                      ------      ------
Cash used by financing activities                                       (9.7)      (14.1)
                                                                      ------      ------

Effect of exchange rate changes on cash                                 (9.4)      (15.5)
                                                                      ------      ------
Net change in cash and cash equivalents                                 (8.2)      (84.6)

Cash and cash equivalents, beginning of period                         181.7       241.7
                                                                      ------      ------
Cash and cash equivalents, end of period                              $173.5      $157.1
                                                                      ======      ======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                       $ 12.9      $  4.6
                                                                      ======      ======

  Income taxes paid                                                   $ 16.2      $ 11.9
                                                                      ======      ======


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


(1) Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2000 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

(2) Reclassifications

Certain amounts in the 2000 consolidated financial statements have been reclassified to be consistent with the current year presentation.

(3) Acquisitions

During April 2001, the Company signed a definitive agreement to acquire Jefferson Wells International, Inc. ("Jefferson Wells"), a professional services provider of internal audit, accounting, technology and tax services. Jefferson Wells is based in Wisconsin and operates a network of offices throughout the United States and Canada. The Company plans to pay approximately $174.0 for Jefferson Wells and expects to finance the acquisition using its current credit facilities.

During the first quarter of 2001, the Company also acquired and invested in several companies throughout the world. The total consideration paid for such transactions was $50.3 as of March 31, 2001, the majority of which was recorded as intangible assets. This consideration includes the final payment of $30.0 in deferred consideration related to its January 2000 acquisition of Elan Group Limited.

(4) Income Taxes

The Company provided for income taxes at 36.0%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to foreign repatriations, foreign tax rate differences and U.S. state income taxes.

(5) Earnings Per Share

The calculations of net earnings per share and net earnings per share - diluted are as follows:

                                                           3 MONTHS ENDED
                                                               MARCH 31,
                                                        ---------------------
                                                          2001         2000
                                                        --------     --------
   Net earnings per share:
      Net earnings available to common shareholders     $   26.8     $   25.6
      Weighted average common shares outstanding            75.8         76.1
                                                        --------     --------
                                                        $    .35     $    .34
                                                        ========     ========

   Net earnings per share - diluted:
      Net earnings available to common shareholders     $   26.8     $   25.6

      Weighted average common shares outstanding            75.8         76.1
      Effect of dilutive stock options                       1.1          1.1
                                                        --------     --------
                                                            76.9         77.2
                                                        --------     --------
                                                        $    .35     $    .33
                                                        ========     ========

(6) Shareholders' Equity

Comprehensive income (loss) consists of the following:

                                                             3 MONTHS ENDED
                                                               MARCH 31,
                                                            ----------------
                                                            2001       2000
                                                            -----      -----
Net earnings                                                $26.8      $25.6
Other comprehensive income (loss):
    Foreign currency translation adjustments                (37.6)     (25.7)
    Unrealized loss on available for sale securities         (2.0)        --
    Unrealized loss on derivative financial instruments      (5.3)        --
                                                            -----      -----
Comprehensive income (loss)                                 $(18.1)    $ (.1)
                                                            ======     =====

On May 1, 2001, the Company's Board of Directors declared a cash dividend of $.10 per share which is payable on June 14, 2001 to shareholders of record on June 1, 2001.

(7)  Interest and Other Expense (Income)

Interest and other expense (income) consists of the following:

                                        3 MONTHS ENDED
                                            MARCH 31,
                                        ----------------
                                        2001       2000
                                        -----      -----
Interest expense                        $ 8.7      $ 7.9
Interest income                          (2.7)      (2.0)
Foreign exchange losses                    .7        1.1
Loss on sale of accounts receivable       2.3        3.2
Miscellaneous, net                        1.3         .6
                                        -----      -----
Total                                   $10.3      $10.8
                                        =====      =====

(8) Derivative Financial Instruments

Since June 1998, the Financial Accounting Standards Board ("FASB") has issued Statements of Financial Accounting Standards ("SFAS") Nos. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended" or "Statements"). These Statements establish accounting and reporting standards requiring derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

On January 1, 2001, the Company adopted SFAS No. 133, as amended. As a result of adopting the standard, the Company recognized the fair value of all derivative contracts as a net liability of $3.4 on the consolidated balance sheets. This amount and subsequent changes in the fair value of these derivative financial instruments are recorded as a component of accumulated other comprehensive income (loss). There has been no impact on earnings.

The Company enters into various derivative financial instruments to manage certain of its foreign currency exchange rate and interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Management

In certain circumstances, the Company enters into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates on cash flows received from foreign subsidiaries. Such contracts have been designated as cash flow hedges and were considered highly effective as of March 31, 2001.

The Company's borrowings which are denominated in Euro, Japanese yen, and British pounds have been designated and are effective as economic hedges of the Company's net investment in its foreign subsidiaries with the related functional currencies. Therefore, all translation gains or losses related to these borrowings are recorded as a component of accumulated other comprehensive income
(loss).

Interest Rate Risk Management

The Company enters into interest rate swaps to manage the effects of interest rate movements on the Company's variable rate borrowings. The swaps exchange floating rate for fixed rate payments on a periodic basis over the terms of the related borrowings. Such contracts have been designated as cash flow hedges and were considered highly effective as of March 31, 2001.

(9) Business Segment Data by Geographical Area

Geographical segment information is as follows for the three months ended March 31:

                                          2001         2000
                                        --------     --------
Revenues from services:
  United States  (a)                    $  546.3     $  563.9
  France                                   939.2        913.6
  United Kingdom                           381.0        365.0
  Other Europe                             499.4        459.5
  Other Countries                          286.0        266.3
                                        --------     --------
                                        $2,651.9     $2,568.3
                                        ========     ========

Operating Unit Profit:
  United States                         $    8.2     $   15.4
  France                                    26.3         20.8
  United Kingdom                             9.8          8.0
  Other Europe                              19.3         14.7
  Other Countries                            2.0          3.7
                                        --------     --------
                                            65.6         62.6
  Corporate expenses                         9.6          8.5
  Amortization of intangible assets          3.8          3.6
  Interest and other expense                10.3         10.8
                                        --------     --------
    Earnings before income taxes        $   41.9     $   39.7
                                        ========     ========

(a) Total systemwide sales in the United States, which includes sales of Company-owned branches and franchises, were $861.5 and $922.1 for the three months ended March 31, 2001 and 2000, respectively.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results -- Three Months Ended March 31, 2001 and 2000

Revenues increased 3.3% to $2,651.9 million for the first quarter of 2001. Revenues were unfavorably impacted by changes in currency exchange rates during the first quarter of 2001 due to the strengthening of the U.S. dollar, as compared to the first quarter of 2000, relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, the increase in revenues would have been 9.3%. Acquisitions had a favorable impact of less than 1% on consolidated revenues, on a constant currency basis, during the first quarter of 2001. Local currency revenue increases were experienced in a majority of the Company's largest markets, including France (9.9%) and the United Kingdom (10.9%). The United States experienced a revenue decrease of 3.1% for the first quarter of 2001 compared to 2000 due to a slowing economy. The Company's Other Europe and Other Countries segments reported constant currency increases of 17.2% and 17.1%, respectively.

Gross profit increased 8.5% to $483.9 million for the first quarter of 2001 compared to 2000. Gross profit margin increased 80 basis points (.80%) from the first quarter of 2000 to 18.2% in 2001 due primarily to improved pricing in France, the United Kingdom and other European markets.

Selling and administrative expenses increased 9.2% to $431.7 million in the first quarter of 2001 compared to the same period in 2000. As a percent of gross profit, these expenses were 89.2% in the first quarter of 2001 compared to 88.7% in the first quarter of 2000. This increase is due primarily to the deleveraging of the business caused by the slowing and contracting revenue growth, particularly in the United States, and the Company's continued investment in certain expanding markets.

Interest and other expense decreased $.5 million from the first quarter of 2000 to $10.3 million in the first quarter of 2001. Net interest expense, including the loss on sale of accounts receivable, was $8.3 million in the first quarter of 2001 compared to $9.1 million in the first quarter of 2000. This decrease in expense is due to the lower borrowing levels resulting from the improvement in working capital management.

The Company provided for income taxes at 36.0%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to foreign repatriations, foreign tax rate differences and U.S. state income taxes.

On a diluted basis, net earnings per share was $.35 in the first quarter of 2001 compared to $.33 in the first quarter of 2000. The diluted net earnings per share, for the first quarter of 2001 was negatively impacted by $.03 due to changes in exchange rates.

Liquidity and Capital Resources

Cash provided by operating activities was $81.6 million in the first quarter of 2001 compared to $82.9 million in the first quarter of 2000. Excluding the changes in amounts advanced under the accounts receivable securitization, cash provided by operating activities was $148.6 million and $112.9 million in the first quarter of 2001 and 2000, respectively. This increase is mainly due to the changes in working capital requirements during the first quarter of 2001 compared to 2000, due to an improvement in consolidated accounts receivable days sales outstanding ("DSO"). Cash provided by operating activities before changes in working capital requirements was $50.1 million in the first quarter of 2001 compared to $49.4 million in the first quarter of 2000.

Capital expenditures were $21.6 million in the first quarter of 2001 compared to $17.4 million during the first quarter of 2000. These expenditures were comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

During April 2001, the Company signed a definitive agreement to acquire Jefferson Wells International, Inc. ("Jefferson Wells"), a professional services provider of internal audit, accounting, technology and tax services. Jefferson Wells is based in Wisconsin and operates a network of offices throughout the United States and Canada. The Company plans to pay approximately $174.0 million for Jefferson Wells and expects to finance the acquisition using its current credit facilities.

During the first quarter of 2001, the Company also acquired and invested in several companies throughout the world. The total consideration paid for such transactions was $50.3 as of March 31, 2001, which includes the final payment of $30.0 million in deferred consideration related to its January 2000 acquisition of Elan Group Limited.

Net cash used to repay borrowings was $11.4 million and $10.8 million in the first quarter of 2001 and 2000, respectively. The Company repurchased 100,000 common shares at a cost of $3.3 million during the first quarter of 2001.

Accounts receivable decreased to $1,988.2 million at March 31, 2001 from $2,094.4 million at December 31, 2000. This decrease is due to the effect of the change in foreign currency exchange rates during the first quarter of 2001, which negatively impacted the receivable balance by $109.0 million and the decrease due to seasonal fluctuations, as the revenue levels in the first quarter are typically lower than the fourth quarter. The amount advanced under the Company's U.S. Receivable Facility was reduced by $67.0 million during the first quarter of 2001.

As of March 31, 2001, the Company had borrowings of $161.6 million and letters of credit of $62.6 million outstanding under its $415.0 million U.S. revolving credit facility, and borrowings of $4.1 million outstanding under its U.S. commercial paper program. The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of March 31, 2001, such lines totaled $175.6 million, of which $162.9 million was unused.

On May 1, 2001, the Company's Board of Directors declared a cash dividend of $.10 per share which is payable on June 14, 2001 to shareholders of record on June 1, 2001.

New Accounting Pronouncement

Since June 1998, the Financial Accounting Standards Board ("FASB") has issued Statements of Financial Accounting Standards ("SFAS") Nos. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended" or "Statements"). These Statements establish accounting and reporting standards requiring derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

On January 1, 2001, the Company adopted SFAS No. 133, as amended. As a result of adopting the standard, the Company recognized the fair value of all derivative contracts as a net liability of $3.4 on the consolidated balance sheets. This amount and subsequent changes in the fair value of these derivative financial instruments are recorded as a component of accumulated other comprehensive income (loss). There has been no impact on earnings.

The Euro

Twelve of the fifteen member countries of the European Union (the "participating countries") have established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro and have agreed to adopt the Euro as their common legal currency. The legacy currencies will remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency. Beginning on January 1, 2002, Euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation.

The Company has significant operations in many of the participating countries and continues to assess the impact of the Euro on its business operations. Since the Company's labor costs and prices are generally determined on a local basis, the near-term impact of the Euro has been and is expected to be primarily related to making internal information systems modifications to meet customer invoicing and financial reporting requirements. Such modifications relate to converting currency values and to operating in a dual currency environment during the transition period. Modifications of internal information systems have been occurring throughout the transition period and are mainly coordinated with other system-related upgrades and enhancements. The Company will account for all such system modification costs in accordance with its existing policy and does not expect such costs to be material to the Company's consolidated financial statements.

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

-    general economic conditions in domestic and international markets

-    interest rate and exchange rate fluctuations

- difficulties related to acquisitions, including integrating the acquired companies and achieving the expected benefits

The Company disclaims any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3 -- Quantitative and Qualitative Disclosures About Market Risk

The Company's 2000 Annual Report on Form 10-K contains certain disclosures about market risks affecting the Company. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.


PART II -- OTHER INFORMATION

None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            MANPOWER INC.
                       ---------------------------------------------------------
                                            (Registrant)





Date: May 14, 2001     /s/ Michael J. Van Handel
                       ---------------------------------------------------------
                       Michael J. Van Handel
                       Senior Vice President, Chief Financial Officer, and
                       Secretary (Signing on behalf of the Registrant and as the
                       Principal Financial Officer and Principal Accounting
                       Officer)