Form 10-Q
period 2001-06-30
MANPOWER INC /WI/
filed 2001-08-13
CIK 871763

 ==============================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                                  JUNE 30, 2001

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
                  Yes      X       No
                         ------        -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    SHARES OUTSTANDING
      CLASS                                          AT JUNE 30, 2001
      -------                                    ------------------------
      Common Stock, $.01 par value                      75,919,319



 ==============================================================================

                         MANPOWER INC. AND SUBSIDIARIES


                                      INDEX



                                                                                                               Page
                                                                                                             Number
                                                                                                             ------
PART I            FINANCIAL INFORMATION

Item 1            Financial Statements (unaudited)

                       Consolidated Balance Sheets ...........................................................3 - 4

                       Consolidated Statements of Operations......................................................5

                       Consolidated Statements of Cash Flows......................................................6

                       Notes to Consolidated Financial Statements............................................7 - 10

Item 2             Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............................................11 - 15

Item 3             Quantitative and Qualitative Disclosures About Market Risk....................................15


PART II           OTHER INFORMATION AND SIGNATURES

Item 1            Legal Proceedings..............................................................................16

Item 2            Changes in Securities and Use of Proceeds......................................................16

Item 4            Submission of Matters to a Vote of Security Holders............................................16

Item 6            Exhibits and Reports on Form 8-K...............................................................17


SIGNATURES.......................................................................................................18

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                     ASSETS


                                                                            JUNE 30,           DECEMBER 31,
                                                                              2001                 2000
                                                                        ------------------  -------------------
                                                                           (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                    $    169.7         $    181.7
Accounts receivable, less allowance for
    doubtful accounts of $52.7 and $55.3, respectively                          1,969.2            2,094.4
Prepaid expenses and other assets                                                  64.1               51.8
Future income tax benefits                                                         70.2               68.8
                                                                        ---------------     --------------
    Total current assets                                                        2,273.2            2,396.7

OTHER ASSETS:

Intangible assets, less accumulated amortization of
    $32.9 and $27.2, respectively                                                 280.3              247.6
Investments in licensees                                                           43.1               41.8
Other assets                                                                      189.9              163.9
                                                                        ---------------     --------------
    Total other assets                                                            513.3              453.3

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment                             437.5              440.9
Less:  accumulated depreciation and amortization                                  253.1              249.3
                                                                        ---------------     --------------
     Net property and equipment                                                   184.4              191.6
                                                                        ---------------     --------------
     Total assets                                                            $  2,970.9         $  3,041.6
                                                                        ===============     ==============



           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2001                2000
                                                                              ------------------  ------------------
                                                                                 (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                                                   $     477.3         $     453.1
Employee compensation payable                                                             78.4                81.2
Accrued liabilities                                                                      214.5               269.2
Accrued payroll taxes and insurance                                                      305.1               341.8
Value added taxes payable                                                                276.7               311.0
Short-term borrowings and current maturities of long-term debt                            38.4                65.9
                                                                                   -----------         -----------
    Total current liabilities                                                          1,390.4             1,522.2

OTHER LIABILITIES:

Long-term debt                                                                           545.2               491.6
Other long-term liabilities                                                              291.2               287.4
                                                                                   -----------         -----------
   Total other liabilities                                                               836.4               779.0

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares,
  none issued                                                                                -                   -
Common stock, $.01 par value, authorized 125,000,000 shares,
  issued 84,964,519 and 84,717,834 shares, respectively                                     .8                  .8
Capital in excess of par value                                                         1,638.8             1,631.4
Accumulated deficit                                                                     (443.0)             (496.9)
Accumulated other comprehensive income (loss)                                           (199.4)             (145.1)
Treasury stock at cost, 9,045,200 and 8,945,200 shares, respectively                    (253.1)             (249.8)
                                                                                   -----------         -----------
   Total shareholders' equity                                                            744.1               740.4
                                                                                   -----------         -----------
   Total liabilities and shareholders' equity                                      $   2,970.9         $   3,041.6
                                                                                   ===========         ===========





           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                    3 MONTHS ENDED              6 MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                               --------------------------  --------------------------
                                                                   2001         2000           2001         2000
                                                               ------------- ------------  ------------- ------------

Revenues from services                                          $   2,620.1   $  2,714.1    $  5,272.0    $  5,282.4

Cost of services                                                    2,131.0      2,236.3       4,299.0       4,358.6
                                                                -----------   ----------    ----------    ----------
    Gross profit                                                      489.1        477.8         973.0         923.8

Selling and administrative expenses                                   426.4        408.1         858.2         803.6
                                                                -----------   ----------    ----------    ----------
    Operating profit                                                   62.7         69.7         114.8         120.2

Interest and other expense                                              8.6         10.7          18.8          21.5
                                                                -----------   ----------    ----------    ----------
    Earnings before income taxes                                       54.1         59.0          96.0          98.7

Provision for income taxes                                             19.5         21.0          34.5          35.1
                                                                -----------   ----------    ----------    ----------
    Net earnings                                                $      34.6   $     38.0    $     61.5    $     63.6
                                                                ===========   ==========    ==========    ==========


Net earnings per share                                          $       .46   $      .50    $      .81    $      .84
                                                                ===========   ==========    ==========    ==========


Net earnings per share - diluted                                $       .45   $      .49    $      .80    $      .82
                                                                ===========   ==========    ==========    ==========



Weighted average common shares                                         75.8         76.0          75.8          76.0
                                                                ===========   ==========    ==========    ==========


Weighted average common shares - diluted                               76.9         77.1          76.9          77.2
                                                               ============  ===========   ===========   ===========



           The accompanying notes to consolidated financial statements are an integral part of these statements.


--------------------------------------------------------------------------------

                 SUPPLEMENTAL SYSTEMWIDE INFORMATION (UNAUDITED)
                                  (IN MILLIONS)


                                                                     3 MONTHS ENDED               6 MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                                --------------------------   -------------------------
                                                                    2001         2000           2001         2000
                                                                ------------- ------------   ------------ ------------

 Systemwide Sales                                                $   2,944.1   $  3,121.9     $  5,955.2   $  6,097.4
                                                                 ===========   ==========     ==========   ==========


   Systemwide information represents the total of Company-owned branches and franchises.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


                                                                                        6 MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   --------------------------
                                                                                      2001          2000
                                                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                    $    61.5     $    63.6
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation and amortization                                                    37.1          35.4
        Deferred income taxes                                                            (4.2)         (3.9)
        Provision for doubtful accounts                                                  10.1          12.3
        Changes in operating assets and liabilities:
          Amounts advanced under the Receivables Facility                               (80.0)       (100.0)
          Accounts receivable                                                            28.3        (183.5)
          Other assets                                                                  (40.8)         (3.5)
          Other liabilities                                                              50.1         154.7
                                                                                    ---------     ---------
            Cash provided (used) by operating activities                                 62.1         (24.9)
                                                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                (43.9)        (33.8)
    Acquisitions of businesses, net of cash acquired                                    (96.1)       (157.5)
    Proceeds from the sale of property and equipment                                      3.2           3.0
                                                                                    ---------     ---------
            Cash used by investing activities                                          (136.8)       (188.3)
                                                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in short-term borrowings                                                 (25.0)         (5.8)
    Proceeds from long-term debt                                                        220.4         273.0
    Repayment of long-term debt                                                        (116.2)       (105.9)
    Proceeds from stock option and purchase plans                                         7.4           6.6
    Repurchase of common stock                                                           (3.3)        (14.5)
    Dividends paid                                                                       (7.6)         (7.6)
                                                                                    ---------     ---------
            Cash provided by financing activities                                        75.7         145.8
                                                                                    ---------     ---------

Effect of exchange rate changes on cash                                                 (13.0)        (29.8)
                                                                                    ---------     ---------
Net change in cash and cash equivalents                                                 (12.0)        (97.2)

Cash and cash equivalents, beginning of period                                          181.7         241.7
                                                                                    ---------     ---------
Cash and cash equivalents, end of period                                            $   169.7     $   144.5
                                                                                    =========     =========


SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                   $    16.8     $     7.8
                                                                                    =========   ===========

    Income taxes paid                                                               $    71.2     $    28.6
                                                                                    =========   ===========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


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

(2) New Accounting Pronouncements

During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," which requires all business combinations completed subsequent to June 30, 2001 to be accounted for using the purchase method. Although the purchase method generally remains unchanged, this standard also requires that acquired intangible assets should be separately recognized if the benefit of the intangible assets are obtained through contractual or other legal rights, or if the intangible assets can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets separately identified must be amortized over their estimated economic life. Goodwill or identifiable intangible assets with an indefinite life resulting from such business combinations are no longer required to be amortized.

This statement is effective for the Company beginning July 1, 2001. The Company has accounted for all previous acquisitions under the purchase method and the related excess of purchase price over net assets was mainly goodwill, therefore, the adoption of this statement will not have a material impact on the consolidated financial statements.

During June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill over an estimated useful life. Rather, goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired.

This statement is effective for the Company on January 1, 2002. Upon adoption, the Company will perform an impairment test on all existing goodwill, which will be updated at least annually. The Company has not yet determined the extent of any impairment losses on its existing goodwill, however, any such losses are not expected to be material to the consolidated financial statements.

(3) Acquisitions

During July 2001, the Company acquired Jefferson Wells International, Inc. ("Jefferson Wells"), a professional services provider of internal audit, accounting, technology and tax services, for approximately $174.0, including assumed debt. The acquisition of Jefferson Wells was financed through the Company's existing credit facilities. Jefferson Wells operates a network of offices throughout the United States and Canada. The substantial majority of the purchase price is expected to be allocated to goodwill and other identifiable intangible assets.

During the first six months of 2001, the Company also acquired and invested in several companies throughout the world. The total consideration paid for such transactions was $96.1 as of June 30, 2001, the majority of which was recorded as goodwill. This consideration includes the final payment of $30.0 in deferred consideration related to the Company's January 2000 acquisition of Elan Group Limited.

(4) Income Taxes

The Company provided for income taxes at 36.0%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to cost of foreign repatriations, foreign tax rate differences and U.S. state income taxes.

(5) Earnings Per Share

The calculations of net earnings per share and net earnings per share - diluted are as follows:



                                                                       3 MONTHS ENDED          6 MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------- -----------------------
                                                                      2001        2000        2001        2000
                                                                   ----------- ----------- ----------- -----------

    Net earnings per share:
      Net earnings available to common shareholders                  $   34.6    $   38.0    $   61.5    $   63.6
      Weighted average common shares outstanding                         75.8        76.0        75.8        76.0
                                                                     --------    --------    --------    --------
                                                                     $    .46    $    .50    $    .81    $    .84
                                                                     ========    ========    ========    ========


    Net earnings per share - diluted:
      Net earnings available to common shareholders                  $   34.6    $   38.0    $   61.5    $   63.6

      Weighted average common shares outstanding                         75.8        76.0        75.8        76.0
      Dilutive effect of stock options                                    1.1         1.1         1.1         1.2
                                                                     --------    --------    --------    --------
                                                                         76.9        77.1        76.9        77.2
                                                                     --------    --------    --------    --------
                                                                     $    .45    $    .49    $    .80    $    .82
                                                                     ========    ========    ========    ========

(6) Shareholders' Equity

Comprehensive income (loss) consists of the following:

                                                                       3 MONTHS ENDED          6 MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------- -----------------------
                                                                      2001        2000        2001        2000
                                                                   ----------- ----------- ----------- -----------

    Net earnings                                                     $   34.6    $   38.0    $   61.5    $   63.6
    Other comprehensive income (loss) - net of tax:
        Foreign currency translation adjustments                        (12.9)      (19.0)      (50.5)      (44.7)
        Unrealized gain (loss) on available for sale securities           1.3           -         (.7)          -
        Unrealized gain (loss) on derivative financial instruments        2.2           -        (3.1)          -
                                                                     --------    --------    --------    --------
    Comprehensive income (loss)                                      $   25.2    $   19.0    $    7.2    $   18.9
                                                                     ========    ========    ========    ========

On May 1, 2001, the Company's Board of Directors declared a cash dividend of $.10 per share which was paid on June 14, 2001 to shareholders of record on June 1, 2001.

(7) Interest and Other Expense (Income)

Interest and other expense (income) consists of the following:

                                                                       3 MONTHS ENDED          6 MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------- -----------------------
                                                                      2001        2000        2001        2000
                                                                   ----------- ----------- ----------- -----------

    Interest expense                                                 $    8.7    $    7.9    $   17.4    $   15.8
    Interest income                                                      (2.4)       (1.7)       (5.0)       (3.7)
    Foreign exchange (gains) losses                                       (.9)         .2         (.2)        1.3
    Loss on sale of accounts receivable                                   1.7         2.1         4.0         5.2
    Miscellaneous, net                                                    1.5         2.2         2.6         2.9
                                                                     --------    --------    --------    --------
    Total                                                            $    8.6    $   10.7    $   18.8    $   21.5
                                                                     ========    ========    ========    ========


(8) Contingencies

The Company and a number of unrelated parties have been named as defendants in numerous lawsuits, including a certified class action, in Louisiana asserting claims primarily for personal injuries, property damage and lost profits arising out of a 1999 explosion at a customer's industrial facility. The cases have been consolidated before a single judge and some of the most serious ones are set for trial on September 4, 2001. Allegedly, the injuries and damages were caused in part by the actions of one of the Company's temporary employees. Although several recent court rulings have been adverse to the Company, it intends to continue to vigorously contest these lawsuits. Should the ultimate judgements or settlements exceed the Company's insurance coverage, they could have a material effect on the Company's results of operations, financial position and cash flows. An estimate of our portion of any liability with respect to these claims cannot be reasonably made with currently available information.

The Company is also involved in a number of other lawsuits arising in the ordinary course of business that will not, in the opinion of management, have a material effect on the Company's results of operations, financial position or cash flows.

(9) Derivative Financial Instruments

Since June 1998, the FASB has issued SFAS Nos. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended" or "Statements"). These Statements establish accounting and reporting standards requiring derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income (loss) and recognized in the consolidated statement of earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

On January 1, 2001, the Company adopted SFAS No. 133, as amended. As a result of adopting the standard, the Company recognized the fair value of all derivative contracts as a net liability of $3.4 on the consolidated balance sheets. This amount was recorded as a component of accumulated other comprehensive income
(loss). There was no impact on earnings.

The Company enters into various derivative financial instruments to manage certain of its foreign currency exchange rate and interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Management

In certain circumstances, the Company enters into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates on cash flows with foreign subsidiaries. Such contracts have been designated as cash flow hedges and were considered highly effective as of June 30, 2001.

The Company's borrowings which are denominated in Euro, Japanese yen, and British pounds have been designated and are effective as economic hedges of the Company's net investment in its foreign subsidiaries with the related functional currencies. Therefore, all translation gains or losses related to these borrowings are recorded as a component of accumulated other comprehensive income (loss).


Interest Rate Risk Management

The Company enters into interest rate swaps to manage the effects of interest rate movements on the Company's variable rate borrowings. The swaps are denominated in Euro and Japanese yen and exchange floating rate for fixed rate payments on a periodic basis over the terms of the related borrowings. Such contracts have been designated as cash flow hedges and were considered highly effective as of June 30, 2001.

(10) Segment Information

Segment information is as follows:


                                                                  3 MONTHS ENDED              6 MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                             -------------------------   -------------------------
                                                                2001         2000           2001         2000
                                                             ------------ ------------   ------------ ------------

    Revenues from services:
      United States  (a)                                      $    523.5   $    609.6     $  1,069.8   $  1,173.5
      France                                                       948.6      1,021.0        1,887.8      1,934.6
      United Kingdom                                               369.6        347.2          750.5        712.2
      Other Europe                                                 475.3        459.8          974.6        919.3
      Other Countries                                              303.1        276.5          589.3        542.8
                                                              ----------   ----------     ----------   ----------
                                                              $  2,620.1   $  2,714.1     $  5,272.0   $  5,282.4
                                                              ==========   ==========     ==========   ==========


    Operating Unit Profit:
      United States                                           $     12.2   $     23.0     $     20.4   $     38.5
      France                                                        35.4         31.5           61.7         52.3
      United Kingdom                                                10.2          9.6           19.9         17.6
      Other Europe                                                  17.7         17.8           37.0         32.5
      Other Countries                                                1.1          1.5            3.0          5.1
                                                              ----------   ----------     ----------   ----------
                                                                    76.6         83.4          142.0        146.0
    Corporate expenses                                              10.0         10.4           19.6         18.9
    Amortization of intangible assets                                3.9          3.3            7.6          6.9
    Interest and other expense                                       8.6         10.7           18.8         21.5
                                                              ----------   ----------     ----------   ----------
        Earnings before income taxes                          $     54.1   $     59.0     $     96.0   $     98.7
                                                              ==========   ==========     ==========   ==========



     (a) Total systemwide sales in the United States, which includes sales of Company-owned branches and franchises, were $801.5 and $965.3 for the three months ended June 30, 2001 and 2000, respectively, and $1,663.0 and $1,887.3 for the six months ended June 30, 2001 and 2000, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Operating Results - Three Months Ended June 30, 2001 and 2000

Revenues decreased 3.5% to $2,620.1 million for the second quarter of 2001. Revenues were unfavorably impacted by changes in currency exchange rates during the second quarter of 2001 due to the strengthening of the U.S. dollar, as compared to the second quarter of 2000, relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, revenues would have increased 2.5%. Acquisitions had a favorable impact of less than 1% on consolidated revenues, on a constant currency basis, during the second quarter of 2001.

The United States experienced a revenue decrease of 14.1% for the second quarter of 2001 compared to 2000 due lower customer demand resulting from the economic slowdown. Local currency revenue in France contracted .6% during the second quarter of 2001 due to slowing of the French economy throughout the quarter. Constant currency revenue increases for the second quarter of 2001 compared to 2000 were experienced in the United Kingdom (14.7%), Other Europe (11.5%) and Other Countries (21.0%). Revenue growth rates in the United States, France and Other Europe are down from those realized in the first quarter of 2001, reflecting further slowing in the United States and recent slowing in France and most other continental-European markets.

Gross profit increased 2.4% to $489.1 million for the second quarter of 2001 compared to 2000. Gross profit margin increased 110 basis points (1.1%) from the second quarter of 2000 to 18.7% in 2001. This increase is due primarily to improving business mix to higher value services and improved pricing in most of the Company's major markets.

Selling and administrative expenses increased 4.5% to $426.4 million in the second quarter of 2001 compared to the same period in 2000. This expense level is lower than that incurred during the first quarter of 2001, reflecting the Company's cost reduction efforts. As a percent of gross profit, these expenses were 87.2% in the second quarter of 2001 compared to 85.4% in the second quarter of 2000. The increase is due primarily to the de-leveraging of the business caused by the slowing revenue growth, particularly in the United States and Other Europe, coupled with the Company's continued investment in certain expanding markets and strategic initiatives.

Interest and other expense decreased $2.1 million from the second quarter of 2000 to $8.6 million in the second quarter of 2001. Net interest expense, including the loss on sale of accounts receivable, was $8.0 million in the second quarter of 2001 compared to $8.3 million in the second quarter of 2000. This decrease in expense is due to the lower borrowing levels resulting from the improvement in working capital management. Translation gains were $.9 million in the second quarter of 2001 compared to losses of $.2 million in the second quarter of 2000.

The Company provided for income taxes during the second quarter of 2001 at a rate of 36.0%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to foreign repatriations, cost of foreign tax rate differences and U.S. state income taxes.

On a diluted basis, net earnings per share were $.45 in the second quarter of 2001 compared to $.49 in the second quarter of 2000. The net earnings per share, on a diluted basis, for the second quarter of 2001 were negatively impacted by $.05 due to changes in exchange rates.

Operating Results - Six Months Ended June 30, 2001 and 2000

Revenues decreased .2% to $5,272.0 million for the first six months of 2001. Revenues were unfavorably impacted by changes in currency exchange rates during the first six months of 2001 due to the strengthening of the U.S. dollar, as compared to the first six months of 2000, relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, revenues would have increased 6.1%. Acquisitions had a favorable impact of less than 1% on consolidated revenues, on a constant currency basis, during the first six months of 2001.

Constant currency revenue increases during the first six months of 2001 compared to 2000 were experienced in France (4.2%), the United Kingdom (14.8%), Other Europe (14.3%) and Other Countries (19.3%). The United States experienced a revenue decrease of 8.8% for the first six months of 2001 compared to 2000 due to the impact of the economic slowdown.

Gross profit increased 5.3% to $973.0 million for the first six months of 2001 compared to 2000. Gross profit margin increased 100 basis points (1.0%) from the first six months of 2000 to 18.5% in 2001. This increase is due primarily to improving business mix to higher value services and improved pricing in most of the Company's major markets.

Selling and administrative expenses increased 6.8% to $858.2 million in the first six months of 2001 compared to the same period in 2000. As a percent of gross profit, these expenses were 88.2% in the first six months of 2001 compared to 87.0% in the first six months of 2000. This increase is due primarily to the de-leveraging of the business caused by the slowing revenue growth, particularly in the United States and Other Europe, coupled with the Company's continued investment in certain expanding markets and strategic initiatives.

Interest and other expense decreased $2.7 million from the first six months of 2000 to $18.8 million in the first six months of 2001. Net interest expense, including the loss on sale of accounts receivable, was $16.4 million in the first six months of 2001 compared to $17.3 million for the same period in 2000. This decrease in expense is due to the lower borrowing levels resulting from the improvement in working capital management. Translation gains were $.2 million in the first six months of 2001 compared to losses of $1.3 million in the first six months of 2000.

The Company provided for income taxes during the first six months of 2001 at a rate of 36.0%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to cost of foreign repatriations, foreign tax rate differences and U.S. state income taxes.

On a diluted basis, net earnings per share were $.80 for the first six months of 2001 compared to $.82 for the same period in 2000. The net earnings per share, on a diluted basis, for the first six months of 2001 were negatively impacted by $.08 due to changes in exchange rates.

Liquidity and Capital Resources

Cash provided by operating activities was $62.1 million in the first six months of 2001 compared to cash used by operating activities of $24.9 million in the first six months of 2000. Excluding the changes in amounts advanced under the Receivable Facility, cash provided by operating activities was $142.1 million and $75.1 million in the first six months of 2001 and 2000, respectively. This increase is mainly due to a 2-day improvement in consolidated accounts receivable days sales outstanding ("DSO") during the first six months of 2001 compared to 2000. Cash provided by operating activities before changes in working capital requirements was $104.5 million in the first six months of 2001 compared to $107.4 million in the first six months of 2000.

Capital expenditures were $43.9 million in the first six months of 2001 compared to $33.8 million during the first six months of 2000. These expenditures were primarily comprised of purchases of computer equipment and software, office furniture and other costs related to office openings and refurbishments.

During the first six months of 2001, the Company acquired and invested in several companies throughout the world. The total consideration paid for such transactions was $96.1 million as of June 30, 2001, which includes the final payment of $30.0 million in deferred consideration related to the Company's January 2000 acquisition of Elan Group Limited.

Net cash provided from borrowings was $79.2 million and $161.3 million in the first six months of 2001 and 2000, respectively. Including changes in amounts advanced under the accounts receivable securitization, there was a net repayment of $.8 million in the first six months of 2001 compared to net borrowings and advances of $61.3 million in the same period of 2000. Net borrowings and advances in 2000 were used to finance acquisitions and working capital needs.

The Company repurchased 100,000 shares and 483,900 shares at a cost of $3.3 million and $14.5 million, respectively, during the first six months of 2001 and 2000, respectively.

Net accounts receivable decreased to $1,969.2 million at June 30, 2001 from $2,094.4 million at December 31, 2000. This decrease is mainly due to the effect of the change in foreign currency exchange rates in 2001 compared to 2000, which negatively impacted the receivable balance by $166.7 million, and a 2-day decrease in consolidated accounts receivable DSO. This decrease was offset by the $80.0 million reduction in the amount advanced under the Company's U.S. Receivables Facility.

As of June 30, 2001, the Company had borrowings of $211.1 million and letters of credit of $67.6 million outstanding under its $415.0 million U.S. revolving credit facility, and borrowings of $16.4 million outstanding under its U.S. commercial paper program. The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of June 30, 2001, such lines totaled $168.5 million, of which $137.0 million was unused.

On May 1, 2001, the Company's Board of Directors declared a cash dividend of $.10 per share which was paid on June 14, 2001 to shareholders of record on June 1, 2001.

During July 2001, the Company acquired Jefferson Wells International, Inc. ("Jefferson Wells"), a professional services provider of internal audit, accounting, technology and tax services, for approximately $174.0 million, including assumed debt. The acquisition of Jefferson Wells was financed through the Company's existing credit facilities. Jefferson Wells operates a network of offices throughout the United States and Canada.

New Accounting Pronouncements

Since June 1998, the Financial Accounting Standards Board ("FASB") has issued Statements of Financial Accounting Standards ("SFAS") Nos. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended" or "Statements"). These Statements establish accounting and reporting standards requiring derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income (loss) and are recognized in the consolidated statement of earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

On January 1, 2001, the Company adopted SFAS No. 133, as amended. As a result of adopting the standard, the Company recognized the fair value of all derivative contracts as a net liability of $3.4 million on the consolidated balance sheets. This amount was recorded as a component of accumulated other comprehensive income (loss). There was no impact on earnings.

During June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires all business combinations completed subsequent to June 30, 2001 to be accounted for using the purchase method. Although the purchase method generally remains unchanged, this standard also requires that acquired intangible assets should be separately recognized if the benefit of the intangible assets are obtained through contractual or other legal rights, or if the intangible assets can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets separately identified must be amortized over their estimated economic life. Goodwill or identifiable intangible assets with an indefinite life resulting from such business combinations are no longer required to be amortized.

This statement is effective for the Company beginning July 1, 2001. The Company has accounted for all previous acquisitions under the purchase method and the related excess of purchase price over net assets was mainly goodwill, therefore, the adoption of this statement will not have a material impact on the consolidated financial statements.

During June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill over an estimated useful life. Rather, goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired.

This statement is effective for the Company on January 1, 2002. Upon adoption, the Company will perform an impairment test on all existing goodwill, which will be updated at least annually. The Company has not yet determined the extent of any impairment losses on its existing goodwill, however, any such losses are not expected to be material to the consolidated financial statements.

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

The Company has significant operations in many of the participating countries and continues to assess the impact of the Euro on its business operations. Since the Company's labor costs and prices are generally determined on a local basis, the near-term impact of the Euro has been and is expected to be primarily related to making internal information systems modifications to meet employee payroll, customer invoicing and financial reporting requirements. Such modifications relate to converting currency values and to operating in a dual currency environment during the transition period. Modifications of internal information systems have been occurring throughout the transition period and are mainly coordinated with other system-related upgrades and enhancements. All modifications are expected to be completed prior to December 2001. The Company will account for all such system modification costs in accordance with its existing policy and does not expect such costs to be material to the Company's consolidated financial statements.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Information relating to legal proceedings is set forth in Note 8 to the Company's consolidated financial statements.

Item 2 - Changes in Securities and Use of Proceeds

   (a) At the Annual Meeting of the Company's shareholders on May 1, 2001, the shareholders of the Company's common stock, $0.01 par value, approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the permitted size of the Company's Board of Directors from between three and eleven directors to between three and fifteen directors. A corresponding change was made to the Company's Amended and Restated By-Laws.

   (b) Not applicable.

   (c) Not applicable.

   (d) Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

On May 1, 2001, at the Company's Annual Meeting of Shareholders (the "Annual Meeting") the shareholders of the Company voted to: (1) elect three directors to serve until 2004 as Class II directors; (2) amend the 1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. to increase the number of shares authorized for issuance and permit the Company's directors to participate in the Plan; (3) amend the Company's Amended and Restated Articles of Incorporation to increase the maximum number of directors; and (4) ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for 2001. In addition, Dudley J. Godfrey, Jr., Marvin B. Goodman, Edward J. Zore and
J. Thomas Bouchard continued as Class III directors (term expiring 2002), and Dennis Stevenson, John R. Walter, Jeffery A. Joerres and Nancy G. Brinker continued as Class I directors (term expiring 2003). The results of the proposals voted upon at the Annual Meeting are as follows:


                                                                                                            Broker
                                                       For          Against      Withheld     Abstain      Non-Vote
                                                       ---          -------      --------     -------      --------

  1.  a)  Election of J. Ira Harris                   62,975,314       -          1,808,120      -            -

      b)  Election of Terry A. Hueneke                63,812,709       -            970,725      -            -

      c)  Election of Willie D. Davis                 63,906,919       -            876,515      -            -

  2.  Approval of amendment to the 1994
      Executive Stock Option and Restricted
      Stock Plan of Manpower Inc. to increase
      the number of shares authorized and to
      permit the Company's directors to
      participate in the Plan.                        57,078,298     7,342,756         -         362,380      -


  3.  Approval of amendment to Amended and
      Restated Articles of Incorporation of
      the Company to increase the maximum
      number of directors.                            64,484,058       212,108         -          87,268      -


  4.  Ratification of Arthur Andersen

LLP as independent auditors                           63,751,199     1,007,756         -          24,479      -


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits

       3.1 Amendment of Amended and Restated Articles of Incorporation of Manpower Inc.

       3.2  Amended and Restated By-Laws of Manpower Inc.

  (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                              MANPOWER INC.
                            ---------------------------------------------------
                                              (Registrant)





Date: August 10, 2001       /s/ Michael J. Van Handel
                            ---------------------------------------------------
                            Michael J. Van Handel
                            Senior Vice President, Chief Financial Officer and
                            Secretary (Signing on behalf of the Registrant and
                            as the Principal Financial Officer and Principal
                            Accounting Officer)