Form 10-Q
period 2001-09-30
MANPOWER INC /WI/
filed 2001-11-14
CIK 871763

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                               SEPTEMBER 30, 2001

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
                           Yes     X        No
                                 ------        ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         SHARES OUTSTANDING
               CLASS                                   AT SEPTEMBER 30, 2001
               -------                               --------------------------
               Common Stock, $.01 par value                  76,038,169



================================================================================

                         MANPOWER INC. AND SUBSIDIARIES


                                      INDEX


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I         FINANCIAL INFORMATION

Item 1         Financial Statements (unaudited)

                         Consolidated Balance Sheets ......................................................3 - 4
                         Consolidated Statements of Operations.................................................5
                         Consolidated Statements of Cash Flows.................................................6
                         Notes to Consolidated Financial Statements.......................................7 - 11

Item 2         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...........................................12 - 16

Item 3         Quantitative and Qualitative Disclosures About Market Risk.....................................17


PART II           OTHER INFORMATION AND SIGNATURES

Item 1         Legal Proceedings..............................................................................18

Item 2         Changes in Securities and Use of Proceeds.................................................18 - 19

Item 6         Exhibits and Reports on Form 8-K...............................................................19


SIGNATURES....................................................................................................20

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                     ASSETS

                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                              2001                 2000
                                                                        ------------------  -------------------
                                                                           (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                   $    232.9         $    181.7
Accounts receivable, less allowance for
    doubtful accounts of $58.8 and $55.3, respectively                         2,122.4            2,094.4
Prepaid expenses and other assets                                                 70.1               51.8
Future income tax benefits                                                        74.3               68.8
                                                                              --------           --------
    Total current assets                                                       2,499.7            2,396.7

OTHER ASSETS:

Intangible assets, less accumulated amortization of
    $38.1 and $27.2, respectively                                                469.4              247.6
Investments in licensees                                                          42.7               41.8
Other assets                                                                     170.8              163.9
                                                                              --------           --------
    Total other assets                                                           682.9              453.3

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment                            470.3              440.9
Less:  accumulated depreciation and amortization                                 269.4              249.3
                                                                              --------           --------
     Net property and equipment                                                  200.9              191.6
                                                                              --------           --------
     Total assets                                                           $  3,383.5         $  3,041.6
                                                                              ========           ========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    2001                2000
                                                                              ------------------  ------------------
                                                                                 (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                                                   $    445.7          $    453.1
Employee compensation payable                                                           100.3                81.2
Accrued liabilities                                                                     244.2               269.2
Accrued payroll taxes and insurance                                                     292.6               341.8
Value added taxes payable                                                               318.5               311.0
Short-term borrowings and current maturities of long-term debt                           17.7                65.9
                                                                                     --------            --------
    Total current liabilities                                                         1,419.0             1,522.2

OTHER LIABILITIES:

Long-term debt                                                                          879.2               491.6
Other long-term liabilities                                                             287.4               287.4
                                                                                     --------            --------
   Total other liabilities                                                            1,166.6               779.0

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares,
  none issued                                                                             -                   -
Common stock, $.01 par value, authorized 125,000,000 shares,
  issued 85,083,369 and 84,717,834 shares, respectively                                    .9                  .8
Capital in excess of par value                                                        1,639.9             1,631.4
Accumulated deficit                                                                    (405.9)             (496.9)
Accumulated other comprehensive income (loss)                                          (183.9)             (145.1)
Treasury stock at cost, 9,045,200 and 8,945,200 shares, respectively                   (253.1)             (249.8)
                                                                                     --------            --------
   Total shareholders' equity                                                           797.9               740.4
                                                                                     --------            --------
   Total liabilities and shareholders' equity                                      $  3,383.5          $  3,041.6
                                                                                     ========            ========





          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                    3 MONTHS ENDED              9 MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               --------------------------  --------------------------
                                                                   2001         2000           2001         2000
                                                               ------------- ------------  ------------- ------------
Revenues from services                                          $   2,675.4   $  2,820.9    $  7,947.4    $  8,103.3

Cost of services                                                    2,170.8      2,313.5       6,469.8       6,672.2
                                                               ------------- ------------  ------------- ------------
    Gross profit                                                      504.6        507.4       1,477.6       1,431.1

Selling and administrative expenses                                   436.2        411.5       1,294.4       1,215.0
                                                               ------------- ------------  ------------- ------------
    Operating profit                                                   68.4         95.9         183.2         216.1

Interest and other expense                                             10.4         12.1          29.2          33.6
                                                               ------------- ------------  ------------- ------------
    Earnings before income taxes                                       58.0         83.8         154.0         182.5

Provision for income taxes                                             20.9         29.7          55.4          64.8
                                                               ------------- ------------  ------------- ------------
    Net earnings                                                $      37.1   $     54.1    $     98.6    $    117.7
                                                               ============= ============  ============= ============
Net earnings per share                                          $       .49   $      .71    $     1.30    $     1.55
                                                               ============= ============  ============= ============

Net earnings per share - diluted                                $       .48   $      .70    $     1.28    $     1.52
                                                               ============= ============  ============= ============

Weighted average common shares                                         76.0         75.8          75.9          76.0
                                                               ============= ============  ============= ============

Weighted average common shares - diluted                               76.9         77.1          77.0          77.2
                                                               ============= ============  ============= ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.



                 SUPPLEMENTAL SYSTEMWIDE INFORMATION (UNAUDITED)
                                  (IN MILLIONS)

                                                                     3 MONTHS ENDED               9 MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                --------------------------   -------------------------
                                                                    2001         2000           2001         2000
                                                                ------------- ------------   ------------ ------------
 Systemwide Sales                                                $   3,000.2   $  3,226.1     $  8,955.4   $  9,323.6
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

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                        9 MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   --------------------------
                                                                                      2001          2000
                                                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                    $    98.6     $   117.7
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation and amortization                                                    62.3          52.0
        Deferred income taxes                                                            (6.6)         (7.5)
        Provision for doubtful accounts                                                  15.4          17.3
        Changes in operating assets and liabilities:
          Amounts advanced under the Receivables Facility                              (102.0)        (70.0)
          Accounts receivable                                                            14.7        (321.2)
          Other assets                                                                  (21.1)        (11.2)
          Other liabilities                                                              (3.7)        269.0
                                                                                  ------------- -------------
            Cash provided by operating activities                                        57.6          46.1
                                                                                  ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                (66.6)        (50.9)
    Acquisitions of businesses, net of cash acquired                                   (291.8)       (162.6)
    Proceeds from the sale of property and equipment                                      4.7           4.1
                                                                                  ------------- -------------
            Cash used by investing activities                                          (353.7)       (209.4)
                                                                                  ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in short-term borrowings                                                 (49.2)         (3.8)
    Proceeds from long-term debt                                                        879.4         268.1
    Repayment of long-term debt                                                        (473.8)       (107.4)
    Proceeds from stock option and purchase plans                                         8.6           8.6
    Repurchase of common stock                                                           (3.3)        (20.0)
    Dividends paid                                                                       (7.6)         (7.6)
                                                                                  ------------- -------------
            Cash provided by financing activities                                       354.1         137.9

Effect of exchange rate changes on cash                                                  (6.8)        (41.0)
                                                                                  ------------- -------------
Net change in cash and cash equivalents                                                  51.2         (66.4)

Cash and cash equivalents, beginning of period                                          181.7         241.7
                                                                                  ------------- -------------
Cash and cash equivalents, end of period                                            $   232.9     $   175.3
                                                                                  ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                   $    33.5     $    23.1
                                                                                  ============= =============
    Income taxes paid                                                               $    96.6     $    56.8
                                                                                  ============= =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


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

This statement was adopted by the Company on July 1, 2001. The Company has accounted for all previous acquisitions under the purchase method and the related excess of purchase price over net assets was mainly goodwill, therefore, the adoption of this statement did not have a material impact on the consolidated financial statements.

During June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill or identifiable intangible assets with an indefinite life beginning January 1, 2002. In addition, goodwill or identifiable intangible assets with an indefinite life resulting from business combinations completed between July 1, 2001 and December 31, 2001 are no longer required to be amortized. Rather, goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired.

The impairment testing provisions of this statement are effective for the Company on January 1, 2002. Upon adoption, the Company will perform an impairment test on all existing goodwill, which will be updated at least annually. The Company has not yet determined the extent of any impairment losses on its existing goodwill, however, any such losses are not expected to be material to the consolidated financial statements.

The non-amortization provisions of this statement related to goodwill resulting from business combinations between July 1, 2001 and December 31, 2001 were adopted as of July 1, 2001. The remaining non-amortization provisions of this statement will be effective for the Company on January 1, 2002.

(3) Acquisitions

During July 2001, the Company acquired Jefferson Wells International, Inc. ("Jefferson Wells"), a professional services provider of internal audit, accounting, technology and tax services, for total consideration of approximately $174.0, including assumed debt. The acquisition of Jefferson Wells was originally financed through the Company's existing credit facilities. Jefferson Wells operates a network of offices throughout the United States and Canada. Approximately $153.4 was recorded as goodwill.

During the first nine months of 2001, the Company also acquired and invested in several companies throughout the world. The total consideration paid for such transactions was $121.7 as of September 30, 2001, the majority of which was recorded as goodwill. This consideration includes the final payment of $30.0 in deferred consideration related to the Company's January 2000 acquisition of Elan Group Limited.

Goodwill and intangible assets resulting from such transactions subsequent to June 30, 2001 has been accounted for in accordance with SFAS Nos. 141 and 142.

(4) Debt

During August 2001, the Company issued $435.4 in aggregate principal amount at maturity of unsecured zero-coupon convertible debentures, due August 17, 2021 ("Debentures"). These Debentures were issued at a discount to yield an effective interest rate of 3% per year and rank equally with all existing and future senior indebtedness of the Company. Gross proceeds of $240.0 were used to repay borrowings under the revolving credit facility and advances under the U.S. Receivable facility. At September 30, 2001, the unamortized discount was $194.5. There are no scheduled cash interest payments associated with the Debentures.

The Debentures are convertible into shares of the Company's common stock at an initial price of $39.50 per share if the closing price of the Company's common stock on the New York Stock Exchange exceeds specified levels or in other certain circumstances.

The Company may call the Debentures beginning August 17, 2004 for cash at the issue price, plus accreted original issue discount. Holders of the Debentures may require the Company to purchase the Debentures at the issue price, plus accreted original issue discount, on the first, third, fifth, tenth and fifteenth anniversary dates. The Company may purchase these Debentures for either cash, or the Company's common stock, or combinations thereof.

(5) Income Taxes

The Company provided for income taxes at 36.0%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to the impact of higher foreign tax rates and U.S. state income taxes, however that impact is minimized by the use of foreign tax credit carryforwards.

(6) Earnings Per Share

The calculations of net earnings per share and net earnings per share - diluted are as follows:

                                                                       3 MONTHS ENDED          9 MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------- -----------------------
                                                                      2001        2000        2001        2000
                                                                   ----------- ----------- ----------- -----------
    Net earnings per share:
      Net earnings available to common shareholders                  $   37.1    $   54.1    $   98.6    $  117.7
      Weighted average common shares outstanding                         76.0        75.8        75.9        76.0
                                                                   ----------- ----------- ----------- -----------
                                                                     $    .49    $    .71    $  1.30     $  1.55
                                                                   =========== =========== =========== ===========
    Net earnings per share - diluted:
      Net earnings available to common shareholders                  $   37.1    $   54.1    $   98.6    $  117.7

      Weighted average common shares outstanding                         76.0        75.8        75.9        76.0
      Dilutive effect of stock options                                     .9         1.3         1.1         1.2
                                                                   ----------- ----------- ----------- -----------
                                                                         76.9        77.1        77.0        77.2
                                                                   ----------- ----------- ----------- -----------
                                                                     $    .48    $    .70    $   1.28    $   1.52
                                                                   =========== =========== =========== ===========

The calculations of net earnings per share - diluted do not include the following as their impact is antidilutive:

                                                                     3 MONTHS ENDED          9 MONTHS ENDED
                                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                                  ----------------------- -----------------------
                                                                     2001        2000        2001        2000
                                                                  ----------- ----------- ----------- -----------
   Shares of common stock related to convertible
     debt securities                                                   6.1          -          6.1          -

   Stock options in which the exercise prices were
     in excess of the average market price                             1.3         .3          1.3          .5

(7) Shareholders' Equity

Comprehensive income (loss) consists of the following:

                                                                       3 MONTHS ENDED          9 MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------- -----------------------
                                                                      2001        2000        2001        2000
                                                                   ----------- ----------- ----------- -----------
    Net earnings                                                     $   37.1    $   54.1   $    98.6   $   117.7
    Other comprehensive income (loss) - net of tax:
        Foreign currency translation adjustments                         25.0       (29.3)      (25.5)      (74.0)
        Unrealized gain (loss) on available for sale securities          (5.9)         -         (6.6)         -
    Unrealized gain (loss) on derivative financial instruments           (3.6)         -         (6.7)         -
                                                                   ----------- ----------- ----------- -----------
    Comprehensive income                                             $   52.6    $   24.8   $    59.8   $    43.7
                                                                   =========== =========== =========== ===========

On May 1, 2001, the Company's Board of Directors declared a cash dividend of $.10 per share which was paid on June 14, 2001 to shareholders of record on June 1, 2001.

On October 30, 2001, the Company's Board of Directors declared a cash dividend of $.10 per share which is payable on December 14, 2001 to shareholders of record on December 3, 2001.

(8) Interest and Other Expense (Income)

Interest and other expense (income) consists of the following:

                                                                       3 MONTHS ENDED          9 MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------- -----------------------
                                                                      2001        2000        2001        2000
                                                                   ----------- ----------- ----------- -----------
    Interest expense                                                 $   10.8    $    9.8    $   28.3    $   25.6
    Interest income                                                      (2.4)       (1.8)       (7.4)       (5.5)
    Foreign exchange (gains) losses                                       (.3)         .5         (.5)        1.9
    Loss on sale of accounts receivable                                   1.1         2.1         5.1         7.4
    Miscellaneous, net                                                    1.2         1.5         3.7         4.2
                                                                   ----------- ----------- ----------- -----------
    Total                                                            $   10.4    $   12.1    $   29.2    $   33.6
                                                                   =========== =========== =========== ===========

(9) Contingencies

The Company is involved in a number of lawsuits arising in the ordinary course of business that will not, in the opinion of management, have a material effect on the Company's results of operations, financial position or cash flows.

The Company had been named as a defendant in numerous lawsuits in Louisiana. The lawsuits in Louisiana were settled within the Company's available insurance coverage.

(10) Derivative Financial Instruments

Since June 1998, the FASB has issued SFAS Nos. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended" or "Statements"). These Statements establish accounting and reporting standards requiring derivative instruments to be recorded on the balance sheet as either an asset or liability measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income (loss) and recognized in the consolidated statement of earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

Foreign Currency Exchange Rate Management

In certain circumstances, the Company enters into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates on cash flows with foreign subsidiaries. Such contracts have been designated as cash flow hedges and were considered highly effective as of September 30, 2001.

The Company's borrowings which are denominated in Euro, Japanese yen, and British pounds have been designated and are effective as economic hedges of the Company's net investment in its foreign subsidiaries with the related functional currencies. Therefore, all translation gains or losses related to these borrowings are recorded as a component of accumulated other comprehensive income
(loss).

Interest Rate Risk Management

The Company enters into interest rate swaps to manage the effects of interest rate movements on the Company's variable rate borrowings. The swaps are denominated in Euro and Japanese yen and exchange floating rate for fixed rate payments on a periodic basis over the terms of the related borrowings. Such contracts have been designated as cash flow hedges and were considered highly effective as of September 30, 2001.

(11) Segment Information

Segment information is as follows:

                                                                  3 MONTHS ENDED              9 MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                             -------------------------   -------------------------
                                                                2001         2000           2001         2000
                                                             ------------ ------------   ------------ ------------
    Revenues from services:
      United States  (a)                                      $    482.4   $    638.1     $  1,552.2   $  1,811.6
      France                                                       991.5      1,036.4        2,879.3      2,971.0
      United Kingdom                                               377.7        368.3        1,128.2      1,080.5
      Other Europe                                                 481.4        480.3        1,456.0      1,399.6
      Other Countries                                              342.4        297.8          931.7        840.6
                                                             ------------ ------------   ------------ ------------
                                                              $  2,675.4   $  2,820.9     $  7,947.4   $  8,103.3
                                                             ============ ============   ============ ============
    Operating Unit Profit:
      United States                                           $      8.6   $     25.0     $     29.0   $     63.5
      France                                                        37.2         39.3           98.9         91.6
      United Kingdom                                                13.7         14.9           33.6         32.5
      Other Europe                                                  20.6         24.7           57.5         57.2
      Other Countries                                                3.0          4.4            6.2          9.5
                                                             ------------ ------------   ------------ ------------
                                                                    83.1        108.3          225.2        254.3
    Corporate expenses                                              10.2          9.3           29.9         28.2
    Amortization of intangible assets                                4.5          3.1           12.1         10.0
    Interest and other expense                                      10.4         12.1           29.2         33.6
                                                             ------------ ------------   ------------ ------------
        Earnings before income taxes                          $     58.0   $     83.8     $    154.0   $    182.5
                                                             ============ ============   ============ ============

(a) Total systemwide sales in the United States, which includes sales of Company-owned branches and franchises, were $757.2 and $990.8 for the three months ended September 30, 2001 and 2000, respectively, and $2,420.2 and $2,878.1 for the nine months ended September 30, 2001 and 2000, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended September 30, 2001 and 2000

Revenues decreased 5.2% to $2,675.4 million for the third quarter of 2001. Revenues were unfavorably impacted by changes in currency exchange rates during the third quarter of 2001 due to the strengthening of the U.S. dollar, as compared to the third quarter of 2000, relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, revenues would have decreased 2.5%. Acquisitions had a favorable impact of less than 2% on consolidated revenues, on a constant currency basis, during the third quarter of 2001.

The United States experienced a revenue decrease of 24.4% for the third quarter of 2001 compared to 2000 due to lower customer demand in all sectors resulting from the continued economic slowdown. Local currency revenue in France contracted 2.5% during the third quarter of 2001 as the French economy continued to slow throughout the quarter. Constant currency revenue increases for the third quarter of 2001 were experienced in the United Kingdom (5.4%), Other Europe (3.6%) and Other Countries (24.3%).

Gross profit decreased .5% to $504.6 million for the third quarter of 2001 compared to 2000. Gross profit margin increased 90 basis points (.9%) from the third quarter of 2000 to 18.9% in 2001. This increase is due primarily to a change in business mix to higher value services and improved pricing in most major markets, particularly in France.

Selling and administrative expenses increased 6.0% to $436.2 million in the third quarter of 2001 compared to the same period in 2000. These expenses, as a percent of gross profit, have increased from 81.1% in the third quarter of 2000 to 86.5% in the third quarter of 2001 due primarily to the de-leveraging of the business caused by the slowing revenue growth coupled with the Company's continued investment in certain expanding markets and strategic initiatives.

Interest and other expense decreased $1.7 million from the third quarter of 2000 to $10.4 million in the third quarter of 2001. Net interest expense, including the loss on sale of accounts receivable, was $9.5 million in the third quarter of 2001 compared to $10.1 million in the third quarter of 2000. This decrease in expense is mainly due to lower interest rates and fees on the Company's variable rate borrowings and amounts sold under the U.S. Receivables Facility, respectively, during the third quarter of 2001 compared to the same period in 2000. Translation gains were $.3 million in the third quarter of 2001 compared to losses of $.5 million in the third quarter of 2000.

The Company provided for income taxes during the third quarter of 2001 at 36.0%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to the impact of higher foreign tax rates and U.S. state income taxes, however that impact is minimized by the use of foreign tax credit carryforwards.

On a diluted basis, net earnings per share was $.48 in the third quarter of 2001 compared to $.70 in the third quarter of 2000. The net earnings per share, on a diluted basis, for the third quarter of 2001 was negatively impacted by $.03 due to changes in exchange rates.

Operating Results - Nine Months Ended September 30, 2001 and 2000

Revenues decreased 1.9% to $7,947.4 million for the first nine months of 2001 compared to the first nine months of 2000. Revenues were unfavorably impacted by changes in currency exchange rates during the first nine months of 2001 due to the strengthening of the U.S. dollar, as compared to the first nine months of 2000, relative to the currencies in most of the Company's non-U.S. markets. At constant exchange rates, revenues would have increased 3.1%. Acquisitions had a favorable impact of less than 1% on consolidated revenues, on a constant currency basis, during the first nine months of 2001.

Constant currency revenue increases during the first nine months of 2001 compared to 2000 were experienced in France (1.8%), the United Kingdom (11.6%), Other Europe (10.6%) and Other Countries (21.1%). The United States experienced a revenue decrease of 14.3% for the first nine months of 2001 compared to the first nine months of 2000. Constant currency revenue trends in all segments, excluding acquisitions, are down from those realized in previous quarters of 2001, reflecting further slowing in worldwide markets.

Gross profit increased 3.2% to $1,477.6 million for the first nine months of 2001 compared to 2000. Gross profit margin increased 90 basis points (.9%) from the first nine months of 2000 to 18.6% in 2001. This increase is due primarily to a change in business mix to higher value services and improved pricing in most of the Company's major markets.

Selling and administrative expenses increased 6.5% to $1,294.4 million in the first nine months of 2001 compared to the same period in 2000. As a percent of gross profit, these expenses were 87.6% in the first nine months of 2001 compared to 84.9% in the first nine months of 2000. This increase is due primarily to the de-leveraging of the business caused by the slowing revenue growth coupled with the Company's continued investment in certain expanding markets and strategic initiatives. Such expenses, as a percent of gross profit, have decreased each quarter of 2001 from 89.2% in the first quarter to 86.5% in the third quarter. This decline partially reflects the Company's concerted effort to control costs in response to the economic slowdown.

Interest and other expense decreased $4.4 million from the first nine months of 2000 to $29.2 million in the first nine months of 2001. Net interest expense, including the loss on sale of accounts receivable, was $26.0 million in the first nine months of 2001 compared to $27.5 million for the same period in 2000. This decrease in expense is due to a combination of lower interest rates and fees on the Company's variable rate borrowings and amounts sold under the U.S. Receivables Facility, respectively, during the third quarter of 2001 compared to 2000 and lower borrowing levels earlier in 2001 compared to the same period in 2000. Translation gains were $.5 million in the first nine months of 2001 compared to losses of $1.9 million in the first nine months of 2000.

The Company provided for income taxes during the first nine months of 2001 at 36.0%, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due to the impact of higher foreign tax rates and U.S. state income taxes, however that impact is minimized by the use of foreign tax credit carryforwards.

On a diluted basis, net earnings per share was $1.28 for the first nine months of 2001 compared to $1.52 for the same period in 2000. The net earnings per share, on a diluted basis, for the first nine months of 2001 was negatively impacted by $.12 due to changes in exchange rates.

Liquidity and Capital Resources

Cash provided by operating activities was $57.6 million and $46.1 million in the first nine months of 2001 and 2000, respectively. Excluding the changes in amounts advanced under the Receivable Facility, cash provided by operating activities was $159.6 million and $116.1 million in the first nine months of 2001 and 2000, respectively. This increase is mainly due to lower working capital usage due to a 2-day improvement in consolidated accounts receivable days sales outstanding ("DSO") during the first nine months of 2001 compared to 2000. Cash provided by operating activities before changes in working capital requirements was $169.7 million in the first nine months of 2001 compared to $179.5 million in the first nine months of 2000.

Capital expenditures were $66.6 million in the first nine months of 2001 compared to $50.9 million during the first nine months of 2000. These expenditures were primarily comprised of purchases of computer equipment and software, office furniture and other costs related to office openings and refurbishments, as well as capitalized software development costs.

During July 2001, the Company acquired Jefferson Wells International, Inc. ("Jefferson Wells"), a professional services provider of internal audit, accounting, technology and tax services, for total consideration of approximately $174.0 million, including assumed debt. The acquisition of Jefferson Wells was originally financed through the Company's existing credit facilities. Jefferson Wells operates a network of offices throughout the United States and Canada.

During the first nine months of 2001, the Company also acquired and invested in several companies throughout the world. The total consideration paid for such transactions was $121.7 million as of September 30, 2001, which includes the final payment of $30.0 million in deferred consideration related to the Company's January 2000 acquisition of Elan Group Limited.

Net cash provided from borrowings was $356.4 million and $156.9 million in the first nine months of 2001 and 2000, respectively. Including changes in amounts advanced under the accounts receivable securitization, net borrowings were $254.4 million and $86.9 million in the first nine months of 2001 and 2000, respectively. Net borrowings in 2001 were mainly used to finance acquisitions, whereas amounts in 2000 were used to finance acquisitions and working capital needs.

The Company repurchased 100,000 shares and 658,800 shares at a cost of $3.3 million and $20.0 million, respectively, during the first nine months of 2001 and 2000, respectively.

Net accounts receivable increased to $2,122.4 million at September 30, 2001 from $2,094.4 million at December 31, 2000. This increase is mainly due to $102.0 million fewer receivables sold under the U.S. Receivables Facility at September 30, 2001 compared to December 31, 2000, offset by a $66.1 million decrease related to changes in foreign currency exchange rates over the same period.

As of September 30, 2001, the Company had borrowings of $230.7 million and letters of credit of $73.2 million outstanding under its $415.0 million U.S. revolving credit facility, and borrowings of $65.8 million outstanding under its U.S. commercial paper program. The commercial paper borrowings have been classified as long-term debt due to the availability to refinance them on a long-term basis under the revolving credit facility.

During August 2001, the Company issued $435.4 million in aggregate principal amount at maturity of unsecured zero-coupon convertible debentures, due August 17, 2021 ("Debentures"). These Debentures were issued at a discount to yield an effective interest rate of 3% per year and rank equally with all existing and future senior indebtedness of the Company. Gross proceeds of $240.0 million were used to repay borrowings under the revolving credit facility and advances under the U.S. Receivable facility. At September 30, 2001, the unamortized discount was $194.5 million. There are no scheduled cash interest payments associated with the Debentures.

The Debentures are convertible into shares of the Company's common stock at an initial price of $39.50 per share if the closing price of the Company's common stock on the New York Stock Exchange exceeds specified levels or in other certain circumstances.

The Company may call the Debentures beginning August 17, 2004 for cash at the issue price, plus accreted original issue discount. Holders of the Debentures may require the Company to purchase the Debentures at the issue price, plus accreted original issue discount, on the first, third, fifth, tenth and fifteenth anniversary dates. The Company may purchase these Debentures for either cash, or the Company's common stock, or combinations thereof.

The Company and some of its foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of September 30, 2001, such lines totaled $180.8 million, of which $170.2 million was unused.

On May 1, 2001, the Company's Board of Directors declared a cash dividend of $.10 per share which was paid on June 14, 2001 to shareholders of record on June 1, 2001.

On October 30, 2001, the Company's Board of Directors declared a cash dividend of $.10 per share which is payable on December 14, 2001 to shareholders of record on December 3, 2001.

New Accounting Pronouncements

Since June 1998, the Financial Accounting Standards Board ("FASB") has issued Statements of Financial Accounting Standards ("SFAS") Nos. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended" or "Statements"). These Statements establish accounting and reporting standards requiring derivative instruments to be recorded on the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income (loss) and are recognized in the consolidated statement of earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

This statement was adopted by the Company on July 1, 2001. The Company has accounted for all previous acquisitions under the purchase method and the related excess of purchase price over net assets was mainly goodwill, therefore, the adoption of this statement did not have a material impact on the consolidated financial statements.

During June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill or identifiable intangible assets with an indefinite life beginning January 1, 2002. In addition, goodwill or identifiable intangible assets with an indefinite life resulting from business combinations completed between July 1, 2001 and December 31, 2001 are no longer required to be amortized. Rather, goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any goodwill that is determined to be impaired.

The impairment testing provisions of this statement are effective for the Company on January 1, 2002. Upon adoption, the Company will perform an impairment test on all existing goodwill, which will be updated at least annually. The Company has not yet determined the extent of any impairment losses on its existing goodwill, however, any such losses are not expected to be material to the consolidated financial statements.

The non-amortization provisions of this statement related to goodwill resulting from business combinations between July 1, 2001 and December 31, 2001 were adopted as of July 1, 2001. The remaining non-amortization provisions of this statement will be effective for the Company on January 1, 2002.

The Euro

Twelve of the fifteen member countries of the European Union (the "participating countries") have established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro and have agreed to adopt the Euro as their common legal currency. The legacy currencies will remain legal tender in the participating countries as denominations of the Euro until January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency. Beginning on January 1, 2002, Euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation.

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

These forward-looking statements speak only as of the date on which they are made. They rely on a number of assumptions concerning future events and are subject to a number of risks and uncertainties, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These risks and uncertainties include, but are not limited to the factors listed in Exhibit 99.2 of the Company's current report on Form 8-K dated August 14, 2001, which is incorporated herein by reference.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Information relating to legal proceedings is set forth in Note 9 to the Company's consolidated financial statements.

Item 2 - Changes in Securities and Use of Proceeds

   (a) Not applicable.

   (b)   Not applicable.

   (c) The following information is furnished as to securities of the Company sold during the three months ended September 30, 2001 and prior to the filing of this document that were not registered under the Securities Act of 1933, as amended.

              On August 17, 2001, the Company sold to Goldman, Sachs & Co. and Salomon Smith Barney Inc. an aggregate principal amount at maturity of $362,806,000 of the Company's Zero Coupon Convertible Debentures Due August 17, 2021. On August 22, 2001, the initial purchasers identified above exercised their option to purchase an additional $72,561,000 principal amount at maturity of the debentures. The Company offered and sold the debentures to the initial purchasers in a private transaction pursuant to Section 4(2) of the Securities Act, which exempts from registration sales of securities that do not involve a public offering. The initial purchasers sold the debentures to qualified institutional buyers in reliance on Rule 144A under the Securities Act for cash in an amount equal to $551.26 per $1,000 principal amount at maturity. The aggregate offering price was $240,000,000, and the aggregate underwriting commissions and discounts were $4,800,000.

              The debentures are convertible into shares of the Company's common stock at a conversion rate of 13.9559 shares per debenture (subject to certain adjustment events) under any of the following circumstances:

            - during any conversion period (as defined in the indenture) if the closing sale price of the Company's shares of common stock for at least 20 trading days in the 30 consecutive trading days ending on the first day of such conversion period is more than 110% of the accreted conversion price on the first day of the conversion period;

            - during the five business day period beginning 10 business days following any 10 consecutive trading day period in which the average of the trading prices (as defined in the indenture) for a debenture was less than 95% of the average closing sales price of the Company's common stock multiplied by the number of shares of common stock into which such debenture is convertible for that period;

            -     if such debentures have been called for redemption;

            - during such period, if any, that the credit rating assigned to the debentures by Standard & Poor's Ratings Group or Moody's Investors Service, Inc. is below a specified level; and

            - upon the occurrence and continuance of specified corporate transactions.

              The term "accreted conversion price" as of any day will equal the accreted value of the debenture divided by the number of shares of common stock issuable upon the conversion of such debenture on that day. The term "accreted value" means, as of any date, the sum of the issue price of the debentures and the accrued original issue discount as of such date.

              Net proceeds from the offering of the debentures were used for the repayment of borrowings under the Company's credit facilities and advances under its accounts receivable securitization facility.

(d)      Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits


         4.1 Indenture between Manpower Inc. and Citibank, N.A., dated as of August 17, 2001, incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 (Reg. No. 333-71040) filed on October 5, 2001.

         4.2 Registration Rights Agreement dated as of August 17, 2001 by and among Manpower Inc. and Goldman, Sachs & Co. and Salomon Smith Barney Inc., incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 (Reg. No. 333-71040) filed on October 5, 2001.

         10.1 Amendment dated November 24, 1998 to Revolving Credit Agreement dated November 25, 1997, between Manpower Inc. and the banks set forth therein, Credit Lyonnais, the First National Bank of Chicago, Fleet National Bank, Mellon Bank, N.A., Citibank International PLC and Citibank, N.A., incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-3 (Reg. No. 333-71040) filed on October 5, 2001.

         10.2 Amendment No. 2 dated December 2, 1999 to Revolving Credit Agreement dated November 25, 1997, between Manpower Inc. and the banks set forth therein, Credit Lyonnais, the First National Bank of Chicago, Fleet National Bank, Mellon Bank, N.A., Citibank International PLC and Citibank, N.A., incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-3 (Reg. No. 333-71040) filed on October 5, 2001.

         12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.


(b) The Company filed two current reports on Form 8-K dated August 13, 2001 and August 14, 2001 with respect to Item 5 - Other Events.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                      MANPOWER INC.
                                         ---------------------------------------
                                                       (Registrant)





Date:  November 14, 2001                 /s/ Michael J. Van Handel
                                         ---------------------------------------
                                         Michael J. Van Handel
                                         Senior Vice President, Chief Financial
                                         Officer and Secretary (Signing on
                                         behalf of the Registrant and as the
                                         Principal Financial Officer and
                                         Principal Accounting Officer)