Form 10-K405
period 2001-12-31
MANPOWER INC /WI/
filed 2002-04-01
CIK 871763

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-10686

                                  MANPOWER INC.
             (Exact name of registrant as specified in its charter)

                  WISCONSIN                                   39-1672779
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

          5301 NORTH IRONWOOD ROAD
            MILWAUKEE, WISCONSIN                                 53217
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (414) 961-1000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Exchange on
           Title of each class                       which registered
      ----------------------------                -----------------------
     Common Stock, $.01 par value                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,557,167,160 as of February 28, 2002. As of February 28, 2002, there were 76,265,501 of the registrant's shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part I and Part II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2001. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2002.

================================================================================

                                     PART I

         The terms "Manpower," "we," "our," "us," or "the Company" refer to Manpower Inc. or Manpower Inc. and its consolidated subsidiaries, as appropriate in the context.

ITEM 1. BUSINESS

Introduction and History

         We are a global staffing leader delivering high-value staffing and workforce management solutions worldwide. Through a systemwide network of over 3,900 offices in 61 countries, we provide a wide range of human resource services, including:

         o    professional, specialized, office and industrial staffing,
         o temporary and permanent employee testing, selection, training and development,
         o    internal audit, accounting, technology and tax services, and
         o    organizational-performance consulting.

         We provide services to a wide variety of customers, none of which individually comprise a significant portion of revenues within a given geographic region or for us as a whole.

         We have a comprehensive system of assessment/selection, training and quality assurance used by our temporary staffing operations throughout the world. The system has been developed through a combination of internally designed and produced materials and materials purchased from external companies through exclusive contracts. Modifications are made, as necessary, to reflect differences in language, culture and business practices of each region or country.

         We were organized in 1991 as a holding company to acquire Manpower PLC, which indirectly owned Manpower International Inc. Manpower International Inc. was our primary operating subsidiary until June 30, 1996, when it was merged into us. The predecessor of Manpower International Inc. was organized in 1948 and its shares were listed on the New York Stock Exchange (the "NYSE") in 1962.

         Our principal executive offices are located at 5301 North Ironwood Road, Milwaukee, Wisconsin 53217 (telephone: 414-961-1000).

                                 OUR OPERATIONS

United States

         In the United States, our operations under the Manpower brand are carried out through both branch and franchise offices. Branch offices are owned by us. We had 719 branch and 402 franchise offices in the United States at December 31, 2001. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the United States regardless of whether an office is a branch or franchise. We provide customer invoicing and payroll processing of our temporary employees for all branch offices and a majority of our franchise offices through our Milwaukee headquarters.

         Our franchise agreements provide the franchisee with the right to use the Manpower(R) service mark and associated marks in a specifically defined exclusive territory. In the United States, franchise fees range from 2-3% of franchise sales. Our franchise agreements provide that in the event of a proposed sale of a franchise to a third party, we have the right to repurchase the franchise at the same price and on the same terms as proposed by the third party. We frequently exercise this right and intend to continue to do so in the future if opportunities arise with appropriate prices and terms.

         In the United States, our Manpower branch operations are primarily related to providing temporary employment services. During 2001, approximately 41% of our United States temporary help revenues were derived from placing office staff, including contact center staff, 39% from placing industrial staff and 20% from placing professional and technical staff.

         We also conduct business in the United States under our Jefferson Wells and Empower brands. These operations are discussed further in the "Other" section.

France

         We are a leading temporary employment service provider in France. We conduct our operations in France through over 929 branch offices under the name of Manpower and 56 branch offices under the name Supplay.

         The temporary services market in France is predominately industrial. In 2001, we derived approximately 70% of our revenue in France from the industrial sector, 14% from the construction sector 16% from the office sector.

United Kingdom

         We are a leading supplier of temporary employment services in the United Kingdom. As of December 31, 2001, we conducted operations in the United Kingdom through 160 branch offices under the Manpower brand, which we refer to as Manpower UK.

         Manpower UK also offers temporary employment services in the office, contact center, industrial, and technical markets. Manpower UK is a leading company in the United Kingdom for the provision of managed services, project work and subcontracted activities. During 2001, approximately 40% of Manpower UK's revenues were derived from the supply of office staff, including contact center staff, 35% from the supply of industrial staff, 15% from the supply of technical staff.

         We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 126 branch offices, separately from the Manpower brand. Brook Street is based in the United Kingdom. Its core business is secretarial, office and light industrial recruitment, with niche operations in accountancy, finance and social care recruitment. Brook Street operates as a local network of branches supported by a national head office and competes primarily with local or regional independents. In 2001, approximately 88% of its revenues were derived from temporary placements and 12% were derived from permanent placements.

         In January 2000, we acquired Elan Group Ltd., or Elan, a leading provider of IT staffing solutions based in the United Kingdom. Elan operates through 22 branch offices in the United Kingdom and Ireland, throughout mainland Europe and in Hong Kong.

Other Europe

         We operate through 967 branch offices and 54 franchise offices in other European countries. The largest of these operations are located in Italy, Sweden, Norway, The Netherlands, Germany, Spain, Israel and Belgium, all of which operate through branch offices, and Switzerland, which is a 49% owned franchise. We are a leading provider of human resource services in continental Europe.

Other

         We operate under the Manpower name through 406 branch offices and 27 franchise offices in the other markets of the world. The largest of these operations are located in Japan, Australia and Mexico, all of which operate through branch offices, and Canada, which operates through branch and franchise offices. Other significant operations are located in 15 countries in Central and South America and in 9 countries throughout Asia. In most of these countries, we primarily supply temporary workers to the industrial, general office and technical markets.

         During 2000, we launched the Empower Group, or Empower, an independent operating division, that provides organizational performance consulting services to multi-national corporations worldwide. Empower is based in London and has 24 branch offices in 14 countries worldwide. The largest operations are located in Australia, New Zealand, Scandinavia, Singapore, United Kingdom and the United States.

         During 2001, we acquired Jefferson Wells International, Inc., a professional services provider of internal audit, accounting, technology and tax services. It operates through a network of nearly 30 branch offices throughout the United States and Canada.

                                   COMPETITION


         The temporary employment services market throughout the world is highly competitive and highly fragmented with more than 15,000 firms competing in the industry throughout the world. In addition to us, the largest publicly owned companies specializing in temporary employment services are Adecco, S.A. (Switzerland), Vedior N.V. (Netherlands), Randstad Holding N.V. (Netherlands) and Kelly Services, Inc. (U.S.).

         Historically, in periods of economic prosperity, the number of firms operating in the temporary help industry has increased significantly due to the combination of a favorable economic climate and low barriers to entry. Recessionary periods generally result in a reduction in the number of competitors through consolidation and closures, however, historically this reduction has proven to be for a limited time as the following periods of economic recovery have led to a return to growth in the number of competitors.

         In the temporary staffing industry, competition is often limited to firms with offices located within a customer's particular local market because temporary employees (aside from certain employees in the professional services segment) are generally unwilling to travel long distances. In most major markets, competitors generally include many of the publicly traded companies and numerous regional and local competitors, some of which may operate only in a single market. Governmental entities or agencies, such as state employment offices in the United Kingdom and many European countries may also compete in some markets.

         Since client companies rely on temporary employment firms having offices within the local area in which they operate, competition varies from market-to-market and country-to-country. In most areas, no single company has a dominant share of the market. Many client companies use more than one temporary employment services provider; however, in recent years, the practice of using a limited number of temporary suppliers, a sole temporary supplier or a primary supplier has become an increasingly important factor among the largest customers. These sole supplier relationships can have a significant impact on our revenue and operating profit growth as volume reductions by such customers, whether related to economic factors or otherwise, could have an adverse effect on our results in any period.

Methods of Competition

         Temporary staffing firms act as intermediaries in matching available temporary workers to employer assignments. As a result, temporary staffing firms compete both to recruit and retain a supply of workers and to attract customers to employ temporary employees. Competition is generally limited to firms having offices located in a specific local geographic market. Depending on the economy of a particular market at any point in time, it may be necessary for us to place greater emphasis on recruitment and retention of temporary workers or marketing to customers. We recruit temporary workers through a wide variety of means, principally personal referrals and advertisements and by providing an attractive compensation package in jurisdictions where such benefits are not otherwise required by law, including health insurance, vacation and holiday pay, incentive and pension plans and a recognition program. We also use certain online resources, through structured relationships, to help in our recruiting efforts.

         Methods used to market temporary services to customers vary depending on the customer's perceived need for temporary workers, the local labor supply, the length of assignment and the number of workers required. Depending on these factors, we compete by means of quality of service provided, scope of service offered and price. In the temporary help industry, quality is measured primarily by the ability to effectively match an individual worker to a specific assignment, as well as the rate of and promptness in filling an order. Success in providing a high quality service is a function of the ability to access a large supply of available temporary workers, select suitable individuals for a particular assignment and, in some cases, train available workers in skills required for an assignment.

         An important aspect in the selection of a temporary worker for an assignment is the ability of the temporary services firm to identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to an employer's requirements. We have developed a variety of proprietary programs, for identifying and assessing the skill level of our temporary workers, which are used in selecting a particular individual for a specific assignment. The programs include:

         o    Ultraskill(R) -- for clerical skills,
         o    Sureskill -- for office automation skills such as word
              processing, spreadsheet, and presentation graphics,
         o    Ultradex -- for several important light industrial skills,
         o    Predicta -- for critical general office skills,
         o    Teleskill -- for customer service and contact center skills,
         o    Linguaskill -- for language skills, and
         o    Phoneskill -- for verbal communication skills.

         We believe that our assessment systems enable us to offer a higher quality service by increasing productivity, decreasing turnover and reducing absenteeism.

         During 2000, we formed a strategic alliance with SHL Group PLC, or SHL, a leading provider of psychometric testing products and related services for employee selection, assessment and development. SHL is based in the United Kingdom and its products are assisting us in expanding the level and range of services provided to our customers.

         It is also important to be able to access a large network of skilled workers and to be able to "create" certain hard-to-find skills by offering training to available workers. Our competitive position is enhanced by our being able to offer a wide variety of skills, in some of the most important market segments for temporary work, through the use of training systems.

          We have developed the Global Learning Center, or GLC, an on-line university for our permanent employees and temporary workers. The GLC provides skills training, assessment and other career-related services. Students of the GLC have access to Skillware(R) training, which trains office workers on over 50 different applications from a variety of developers including Microsoft and Lotus. Skillware(R) training is also available to prepare workers for positions in contact centers, banks and other organizations where transaction processing skills are required, and to improve general office skills such as spelling, punctuation and keyboard skills. Students can also select from more than 1,500 courses in the areas of client server, programming, Internet development, and business skills. The training prepares technical employees for certification testing by guiding them through E-Commerce, Visual

Basic, C++ Programming, COBOL, JAVA, SAP, PowerBuilder, IEEE LAN Architecture and more. This training is available in a number of different languages, including English, Finnish, French, German, Greek, Italian, Japanese, Portuguese and Spanish.

         We continue to evolve a thoughtful and comprehensive approach to our web-based service offerings for candidates, employees, customers and prospective customers. In doing so, we continue to evaluate the need to enhance existing services or products, develop new products, or enter into key strategic relationships with outside providers to offer optimal value propositions in our market segments.

         We currently use UltraSource, which is a comprehensive order management system that is powered by the Internet. This advanced web-based tool provides efficiency to our major customers, subcontractors and internal operations by managing the order workflow. We are managing over $300 million of staffing business for several major customers using UltraSource.

         We recently released our next generation of the product, UltraSource
02. The functionality advancements in UltraSource 02 will enable us to broaden the prospective customer base where there are requirements for web-based ordering systems. UltraSource 02 was designed to meet the needs of global organizations, while being flexible enough to adapt to the preferences of individual local users. The product has been launched initially in North America and will be introduced in targeted global markets throughout 2002.

         Although temporary help firms compete in a local market, for administrative purposes, the largest customers demand national, and increasingly global, arrangements. A large national or multi-national customer will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to its local managers; this effectively limits competition to the few firms, including us, with large branch networks. National and multi-national arrangements, which generally fix either the pricing or mark-up on services performed, represented approximately 50% of our sales in 2001.

                                   REGULATION

         The temporary employment services industry is closely regulated in all of the major markets in which we operate, except the United States and Canada. Temporary employment service firms are generally subject to one or more of the following types of government regulation:

         o regulation of the employer/employee relationship between the firm and its temporary employees,
         o registration, licensing, record keeping and reporting requirements, and
         o substantive limitations on the operations or the use of temporary employees by customers.

         In many markets, the existence or absence of collective bargaining agreements with labor organizations has a significant impact on our operations and the ability of customers to use our services. In some markets, labor agreements are structured on an industry-wide, rather than company-by-company, basis. Changes in these collective labor agreements have occurred in the past and are expected to occur in the future and may have a material impact on the operations of temporary employment services firms, including us.

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

         In addition to licensing or registration requirements, many countries impose substantive restrictions on the use of temporary employment services. Such restrictions include regulations affecting the types of work permitted, the maximum length of a temporary assignment, wage levels or reasons for which temporary workers may be employed. In some countries special taxes, fees or costs are imposed in connection with the use of temporary workers. For example, in France, temporary workers are entitled to a 10% allowance for the precarious nature of employment which is eliminated if a full-time position is offered to them within three days. In some countries, the contract of employment with the temporary employee must differ from the length of assignment.

         In the United States, we are subject to various federal and state laws relating to franchising, principally the Federal Trade Commission's franchise rules and analogous state laws. These laws and related rules and regulations impose specific disclosure requirements. Virtually all states also regulate the termination of franchises. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal Regulations and Union Relationships" which is found in our 2001 Annual Report to Shareholders and which is incorporated herein by reference.

                                   TRADEMARKS

         We maintain a number of registered trademarks, tradenames and service marks in the United States and certain other countries. We believe that many of these marks and tradenames, including Manpower(R), Ultraskill(R) and Skillware(R), have significant value and are materially important to our business. In addition, we maintain other intangible property rights.

                                    EMPLOYEES

         We had approximately 22,400 full-time equivalent employees at December 31, 2001 and 20,000 full-time equivalent employees at December 31, 2000. In addition, we estimate that we assign approximately 2 million temporary workers on a worldwide basis each year.

         As described above, in most jurisdictions, we, as the employer of our temporary workers or as otherwise required by applicable law, are responsible for employment administration. This administration includes collection of withholding taxes, employer contributions for social security or its equivalent outside the United States, unemployment tax, workers' compensation and fidelity and liability insurance, and other governmental requirements imposed on employers. In most jurisdictions where such benefits are not legally required, including the United States, we provide health and life insurance, paid holidays and paid vacations to qualifying temporary employees.

                FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                           OPERATIONS AND EXPORT SALES

         Note 13 to our Consolidated Financial Statements sets forth the revenues, operating unit profit and identifiable assets derived from each geographical area for the years ended December 31, 2001, 2000 and 1999. Such note is found in our 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2. PROPERTIES

         Our international headquarters are in Glendale, Wisconsin, a suburb of Milwaukee. We own, free of any material encumbrances, an 82,000 square foot building and a 32,000 square foot building situated on a sixteen-acre site in Glendale, Wisconsin. We also own additional properties at various other locations which are not material.

         Most of our operations are conducted from leased premises, none of which are material to us taken as a whole. We do not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business.

ITEM 3. LEGAL PROCEEDINGS

         We are involved in litigation of a routine nature and various legal matters which are being defended and handled in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                         EXECUTIVE OFFICERS OF MANPOWER

NAME OF OFFICER                                 OFFICE
---------------                                 ------

Jeffrey A. Joerres         Chairman of Manpower since May, 2001, and President
  Age 42                   and Chief Executive Officer of Manpower since April,
                           1999. Senior Vice President--European Operations and
                           Marketing and Major Account Development from July,
                           1998 to April, 1999. Senior Vice President--Major
                           Account Development of Manpower from November, 1995
                           to July, 1998. A director of Artisan Funds, Inc. and
                           Johnson Controls Inc. A director of Manpower since
                           April, 1999.

Michael J. Van Handel      Senior Vice President, Chief Financial Officer and
  Age 42                   Secretary of Manpower since August, 1999. Senior Vice
                           President, Chief Financial Officer, Treasurer and
                           Secretary of Manpower from July, 1998 to August,
                           1999. Vice President, Chief Accounting Officer and
                           Treasurer of Manpower from February, 1995 to July,
                           1998 .

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2001, under the heading "Quarterly Data" (page 61) and "Corporate Information" (page 63), which information is hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2001, under the heading "Selected Financial Data" (page 62), which information is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2001, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 30 to 38), which information is hereby incorporated herein by reference.

Subsequent Event

         On March 11, 2002, we settled our forward repurchase agreement in cash by repurchasing the remaining 900,000 shares of common stock at an aggregate amount of $30.7 million. A total of one million shares have now been repurchased under this agreement, at a total cost of $34.0 million. We have no remaining obligations under this agreement. See Note 1 to our Consolidated Financial Statements, included in our Annual Report to Shareholders for the fiscal year ended December 31, 2001, for further information about this agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2001, under the heading "Significant Matters Affecting Results of Operations" (pages 36 to 37), which information is hereby incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

         Statements made in this report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. This section provides you with cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in forward-looking statements made in this report or otherwise made by us or on our behalf. You can identify these forward-looking statements by forward-looking words such as "expect", "anticipate", "intend", "plan", "may", "will", "believe", "seek", "estimate", and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements.

         The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

         o material changes in the demand from larger customers, including customers with which we have national or multi-national arrangements

         o availability of temporary workers or workers with the skills required by customers

         o    increases in the wages paid to temporary workers

         o    competitive market pressures, including pricing pressures

         o our ability to successfully expand into new markets or offer new service lines

         o our ability to successfully invest in and implement information systems

         o unanticipated technological changes, including obsolescence or impairment of information systems

         o    changes in customer attitudes toward the use of staffing services

         o government, tax or regulatory policies adverse to the employment services industry

         o    general economic conditions in domestic and international markets

         o    interest rate and exchange rate fluctuations

         o difficulties related to acquisitions, including integrating the acquired companies and achieving the expected benefits

         o    factors disclosed below

         o other factors that may be disclosed from time to time in our SEC filings or otherwise

Some or all of these factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

         ANY SIGNIFICANT ECONOMIC DOWNTURN COULD RESULT IN OUR CUSTOMERS USING FEWER TEMPORARY EMPLOYEES, WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         Because demand for temporary personnel services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity begins to slow down, companies tend to reduce their use of temporary employees before undertaking layoffs of their regular employees, resulting in decreased demand for temporary personnel. Significant declines in demand, and thus in revenues, can result in expense de-leveraging, resulting in lower profit levels. For example, during 2001, our customers across the United States reduced their overall workforce to reflect the slowing demand for their products and services, which in turn significantly reduced our revenues in the United States segment. This revenue decline resulted in expense de-leveraging which significantly impacted the segment profits. We believe that continued economic slowing will continue to challenge revenue and profit growth during 2002. We expect earnings in constant currency for 2002 to decline from 2001. Any significant economic downturn, particularly in France and the United States, where we collectively derived 55% of our 2001 revenue, would have a material adverse effect on our business, financial condition, results of operations and liquidity.

         THE WORLDWIDE STAFFING SERVICES INDUSTRY IS HIGHLY COMPETITIVE WITH LIMITED BARRIERS TO ENTRY, WHICH COULD LIMIT OUR ABILITY TO MAINTAIN OR INCREASE OUR MARKET SHARE OR PROFITABILITY.

         The worldwide staffing services market is highly competitive with limited barriers to entry, and in recent years has been undergoing significant consolidation. We compete in markets throughout North America, South

America, Europe, Australia and Asia with full-service and specialized temporary service agencies. Several of our competitors, including Adecco S.A., Vedior N.V., Randstad Holding N.V. and Kelly Services, Inc., have very substantial marketing and financial resources. Price competition in the staffing industry is intense and pricing pressures from competitors and customers are increasing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

         GOVERNMENT REGULATIONS MAY RESULT IN PROHIBITION OR RESTRICTION OF CERTAIN TYPES OF EMPLOYMENT SERVICES OR THE IMPOSITION OF ADDITIONAL LICENSING OR TAX REQUIREMENTS THAT MAY REDUCE OUR FUTURE EARNINGS.

         In many jurisdictions in which we operate, such as France, Germany and Japan, the temporary employment industry is heavily regulated. For example, governmental regulations in Germany restrict the length of contracts of temporary employees and the industries in which temporary employees may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of temporary workers. For example, temporary workers in France are entitled to a 10% allowance for the precarious nature of employment which is eliminated if a full-time position is offered to them within three days. The countries in which we operate may:

         o create additional regulations that prohibit or restrict the types of employment services that we currently provide;

         o    impose new or additional benefit requirements;

         o require us to obtain additional licensing to provide staffing services; or

         o increase taxes, such as sales or value-added taxes, payable by the providers of staffing services.

Any future regulations that make it more difficult or expensive for us to continue to provide our staffing services may have a material adverse effect on our financial condition, results of operations and liquidity.

         WE ARE A DEFENDANT IN A VARIETY OF LITIGATION AND OTHER ACTIONS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We and our subsidiaries are regularly involved in a variety of litigation arising out of our business. Occasionally, this litigation can be serious. We cannot assure you that our insurance will cover all claims that may be asserted against us. Should the ultimate judgements or settlements exceed our insurance coverage, they could have a material effect on our results of operations, financial position and cash flows. We also cannot assure you that we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all.

         OUR ACQUISITION STRATEGY MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         We acquired Elan Group Limited in 2000 for a total purchase price of $146.2 million and we acquired Jefferson Wells International, Inc. in 2001 for a purchase price of $174.0 million. In addition, we acquired and invested in other companies during 2001 for a total cost of $95.8 million. We may make acquisitions in the future. Our acquisition strategy involves significant risks, including:

         o difficulties in the assimilation of the operations, services and corporate culture of acquired companies;

         o    over-valuation by us of acquired companies;

         o insufficient indemnification from the selling parties for legal liabilities incurred by the acquired companies prior to the acquisitions; and

         o    diversion of management's attention from other business concerns.

In addition, future acquisitions would likely result in the incurrence of additional debt or dilution, contingent liabilities, an increase in interest expense and amortization expenses related to separately identified intangible assets.

In addition, possible impairment losses on goodwill and restructuring charges could occur. Any of these items could have a material adverse effect on our financial condition, results of operations and liquidity. For all of these reasons, any future acquisitions or failure to effectively integrate acquired companies could materially adversely affect our business.

         OUR SUCCESS DEPENDS UPON OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED PERSONNEL.

         We depend on our ability to attract and retain qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies. Competition for individuals with proven professional skills, particularly employees with accounting and technological skills, is intense, and we expect demand for such individuals to remain very strong for the foreseeable future. Qualified personnel may not be available to us in sufficient numbers and on terms of employment acceptable to us. Developing and implementing training programs require significant expenditures and may not result in the trainees developing effective or adequate skills. We may not be able to develop training programs to respond to our customers' changing needs or retain employees who we have trained. The failure to recruit, train and retain qualified temporary employees could materially adversely affect our business.

         WE MAY BE EXPOSED TO EMPLOYMENT-RELATED CLAIMS AND COSTS THAT COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

         o    claims of misconduct or negligence on the part of our employees;

         o claims by our employees of discrimination or harassment directed at them, including claims relating to actions of our customers;

         o claims related to the employment of illegal aliens or unlicensed personnel;

         o    payment of workers' compensation claims and other similar claims;

         o    violations of wage and hour requirements;

         o    retroactive entitlement to employee benefits;

         o errors and omissions of our temporary employees, particularly in the case of professionals, such as accountants; and

         o claims by our customers relating to our employees' misuse of client proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

We may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team and costly and could have a negative impact on our business. In some instances, we have agreed to indemnify our customers against some or all of these types of liabilities. We cannot assure you that we will not experience these problems in the future or that our insurance will be sufficient in amount or scope to cover any of these types of liabilities.

         IF WE LOSE OUR KEY PERSONNEL, THEN OUR BUSINESS MAY SUFFER.

         Our operations are dependent on the continued efforts of our officers and executive management, particularly Jeffrey A. Joerres, our Chairman, President and Chief Executive Officer and Michael J. Van Handel, our Senior Vice President - Chief Financial Officer and Secretary. In addition, we are dependent on the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of executive management who have acquired significant experience in operating a staffing service on an international level may cause a significant disruption to our business. Moreover, the loss of our key managers and field personnel may jeopardize existing customer relationships with businesses that continue to use our staffing services based upon past relationships with these local managers and field personnel. The loss of such key personnel could materially adversely affect our operations, including our ability to establish and maintain customer relationships.

         FOREIGN CURRENCY FLUCTUATIONS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

         We conduct our operations in 61 countries and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2001, approximately 80% of our revenues and 90% of our operating profits were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $513.6 million of our outstanding indebtedness as of December 31, 2001 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This risk could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future.

         AS OF DECEMBER 31, 2001, WE HAD APPROXIMATELY $824.6 MILLION OF TOTAL DEBT. THIS LEVEL OF DEBT COULD ADVERSELY AFFECT OUR OPERATING FLEXIBILITY AND PUT US AT A COMPETITIVE DISADVANTAGE.

         Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

         o we will have to use a portion of our cash flow from operations for debt service rather than for our operations;

         o we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

         o some or all of the debt under our current or future revolving credit facilities may be at a variable interest rate, making us more vulnerable to increases in interest rates;

         o we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

         o we will be more vulnerable to general adverse economic and industry conditions; and

         o we may be disadvantaged compared to competitors with less leverage.

         The terms of our revolving credit facilities permit additional borrowings, subject to certain conditions. If new debt is added to our current debt levels, the related risks we now face could intensify.

         We expect to obtain the money to pay our expenses, to repay borrowings under our credit facilities and to repay our other debt primarily from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We are not able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. The money we earn may not be sufficient to allow us to pay principal and interest on our debt and to meet our other debt obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We may not be able to take such actions on terms that are acceptable to us, if at all. In addition, the terms of our existing or future debt agreements, including the revolving credit facilities and our indentures, may restrict us from adopting any of these alternatives.

         OUR FAILURE TO COMPLY WITH RESTRICTIVE COVENANTS UNDER OUR REVOLVING CREDIT FACILITIES OR A FAILURE TO MAINTAIN AN "INVESTMENT GRADE" RATING ON OUR DEBT COULD TRIGGER PREPAYMENT OBLIGATIONS.

         Our failure to comply with the restrictive covenants under our revolving credit facilities could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

         Certain of our financing agreements require us to maintain "investment grade" credit ratings. We currently have such ratings from Standard and Poors and Moody's Investors Service. If our ratings were significantly lowered, our accounts receivables securitization facility would need to be re-negotiated or would no longer be available. In addition, a significant lowering of our credit ratings could result in a portion or all of our zero-coupon convertible debentures being converted into shares of our common stock.

         THE HOLDERS OF OUR ZERO-COUPON CONVERTIBLE DEBENTURES COULD REQUIRE US TO PURCHASE THE DEBENTURES.

         The terms of the zero-coupon convertible debentures give holders of the debentures the option to require us to purchase the debentures at the issue price plus accreted original issue discount. Such holders can exercise this option on the first, third, fifth, tenth, and fifteenth anniversary dates. The first such option date is August 17, 2002. If the option were exercised, we would be required to purchase all or a portion of the debentures through the issuance of common stock, with available cash, or by financing the purchase using other available facilities.

         OUR ABILITY TO SERVICE OUR DEBT IS DEPENDENT ON THE PERFORMANCE OF OUR SUBSIDIARIES.

         Since we conduct a significant portion of our operations through our subsidiaries, our cash flow and our consequent ability to service our debt depends in part upon the earnings of our subsidiaries and the distribution of those earnings, or upon loans or other payments of funds by those subsidiaries, to us. The payment of dividends and the making of loans and advances to us by our subsidiaries may be subject to statutory or contractual restrictions, depend upon the earnings of those subsidiaries and be subject to various business considerations.

         THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY RESULT IN LOSSES FOR INVESTORS.

         The market price for our common stock has been and may continue to be volatile. For example, during the fiscal year ended December 31, 2001, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $37.56 to a low of $24.35. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these "Risk Factors" and others, many of which are beyond our control. These factors include:

         o actual or anticipated variations in our quarterly operating results;

         o    announcement of new services by us or our competitors;

         o announcements relating to strategic relationships or acquisitions;

         o changes in financial estimates or other statements by securities analysts; and

         o    changes in general economic conditions.

         Because of this volatility, we may fail to meet the expectations of our shareholders or of securities analysts, and our stock price could decline as a result.

         PROVISIONS OF WISCONSIN LAW AND OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT COULD MAKE THE TAKEOVER OF US MORE DIFFICULT.

         Certain provisions of Wisconsin law and our articles of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our shareholders. These provisions of our articles of incorporation and bylaws include:

         o providing for a classified board of directors with staggered, three-year terms;

         o    permitting removal of directors only for cause;

         o providing that vacancies on the board of directors will be filled by the remaining directors then in office; and

         o requiring advance notice for shareholder proposals and director nominees.

         In addition, the Wisconsin control share acquisition statute and Wisconsin's "fair price" and "business combination" provisions limit the ability of an acquiring person to engage in certain transactions or to exercise the full voting power of acquired shares under certain circumstances. These provisions and other provisions of Wisconsin law could make it more difficult for a third party to acquire us, even if doing so would benefit our shareholders. As a result, offers to acquire us, which represent a premium over the available market price of our common stock, may be withdrawn or otherwise fail to be realized. The provisions described above could cause our stock price to decline.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth in the Financial Statements and the Notes thereto (pages 40 to 62) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2001, which information is hereby incorporated herein by reference.

Subsequent Event

         On March 11, 2002, we settled our forward repurchase agreement in cash by repurchasing the remaining 900,000 shares of common stock at an aggregate amount of $30.7 million. A total of one million shares have now been repurchased under this agreement, at a total cost of $34.0 million. We have no remaining obligations under this agreement. See Note 1 to the Consolidated Financial Statements, included in our Annual Report to Shareholders for the fiscal year ended December 31, 2001, for further information about this agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Executive Officers. Reference is made to "Executive Officers of Manpower" in Part I after Item 4.

         (b) Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2002 at pages 3 to 4 under the caption "Election of Directors," which information is hereby incorporated herein by reference.

         (c) Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2002 at page 24 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2002, at page 6 under the caption "Remuneration of Directors" and pages 8 to 17 under the captions "Executive Compensation," "Report of the Executive Compensation Committee of the Board of Directors," "Executive Compensation Committee Interlocks and Insider Participation" and "Performance Graph," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2002, at page 2 under the caption "Security Ownership of Certain Beneficial Owners" and at page 7 under the caption "Security Ownership of Management," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2002, at page 6 under the caption "Remuneration of Directors" and at page 16 under the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)(1)  Financial Statements.                                                     PAGE NUMBER(s)
                                                                                       IN ANNUAL REPORT
                                                                                       TO SHAREHOLDERS
                                                                                       ---------------

             Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

             Consolidated Statements of Operations for the years ended
             December 31, 2001, 2000 and 1999......................................          40

             Consolidated Balance Sheets as of December 31, 2001 and 2000..........          41

             Consolidated Statements of Cash Flows for the years ended
             December 31, 2001, 2000 and 1999......................................          42

             Consolidated Statements of Shareholders' Equity for the
             years ended December 31, 2001, 2000 and 1999..........................          43

             Notes to Consolidated Financial Statements............................         44-60

     (a)(2)  Financial Statement Schedules.

                Report of Independent Public Accountants on the Financial
                Statement Schedule Consent of Independent Public Accountants
                SCHEDULE II - Valuation and Qualifying Accounts

     (a)(3)  Exhibits.

                See (c) below.

                Pursuant to Regulation S-K, Item 601(b)(4)(iii), Manpower hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of Manpower and its consolidated subsidiaries which does not exceed
                10 percent of the total assets of Manpower and its subsidiaries on a consolidated basis.

     (b)     Reports on Form 8-K.

                None.

     (c)      Exhibits.

     3.1 Articles of Incorporation of Manpower Inc. incorporated by reference to Annex C of the Prospectus which is contained in Amendment No. 1 to Form S-4 (Registration No. 33-38684).

     3.2        Amendment of Amended and Restated Articles of Incorporation of
                Manpower Inc., incorporated by reference to the Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2001.


     3.3 Amended and Restated By-laws of Manpower Inc., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

     4.1       Indenture between Manpower Inc. and Citibank, N.A., dated as of
               August 17, 2001, incorporated by reference to the Company's
               Registration Statement on Form S-3 (Registration No. 333-71040) filed on October 5, 2001.

     10.1      Five-Year Credit Agreement dated as of December 3, 2001 among
               Manpower Inc., the initial lenders named therein, Citibank N.A.
               and Salomon Smith Barney Inc., incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form
               S-3 ((Registration No. 333-71040) filed on December 4, 2001.

     10.2      364-Day Credit Agreement, dated as of November 29, 2001, among
               Manpower Inc., the initial lenders named therein, Citibank, N.A.
               and Salomon Smith Barney Inc., incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form
               S-3 (Registration No. 333-71040) filed on December 4, 2001.

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

     10.10(a)  1994 Executive Stock Option and Restricted Stock Plan of Manpower
               Inc. (Amended and Restated Effective July 24, 2001), incorporated by reference to the Company's Registration Statement on Form S-8
               (Registration No. 333-66656) filed on August 3, 2001.**

     10.10(b)  Procedures Governing the Grant of Operations to Non-Employee
               Directors under 1994 Executive Stock Option and Restricted Stock
               Plan of Manpower Inc. dated May 1, 2001.

     10.11 Stock Option Agreement between Manpower Inc. and John R. Walter dated April 26, 1999, incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               1999.**

     10.12     Advisory Services Agreement between Manpower Inc., Ashlin
               Management Company and John R. Walter dated April 26, 1999, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**

     10.13     Manpower Inc. 2002 Corporate Senior Management Incentive Program.
               **

     10.14     [Reserved]

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

     10.18(a)  Employment Agreement between Jeffrey A. Joerres and Manpower Inc.
               dated as of February 19, 2002.**

     10.18(b)  Severance Agreement between Jeffrey A. Joerres and Manpower Inc.
               dated as of February 19, 2002.**

     10.19(a)  Employment Agreement between Michael J. Van Handel and Manpower
               Inc. dated as of February 19, 2002.**

     10.19(b)  Severance Agreement between Michael J. Van Handel and Manpower
               Inc. dated as of February 19, 2002.**

     12.1      Statement Regarding Computation of Ratio of Earnings to Fixed
               Charges.

     13        2001 Annual Report to Shareholders. Pursuant to Item
               601(b)(13)(ii) of Regulation S-K, any of the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

     21        Subsidiaries of Manpower Inc.

     23        Consent of Arthur Andersen LLP.

     24        Powers of Attorney.

     99        Letter of Representation.


** Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MANPOWER INC.



                             By: /s/ Jeffrey A. Joerres
                                 -----------------------------------------------
                                 Jeffrey A. Joerres
                                 Chairman, President and Chief Executive Officer

                             Date: March 29, 2002



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                               TITLE                                 DATE
           ----                               -----                                 ----

/s/ Jeffrey A. Joerres        Chairman, President, Chief Executive             March 29, 2002
---------------------------   Officer and a Director
Jeffrey A. Joerres            (Principal Executive Officer)



/s/ Michael J. Van Handel     Senior Vice President, Chief Financial Officer,  March 29, 2002
---------------------------   and Secretary (Principal Financial Officer
Michael J. Van Handel         and Principal Accounting Officer)



Directors:  J. Thomas Bouchard, Willie D. Davis, Dudley J. Godfrey, Jr., Marvin
            B. Goodman, J. Ira Harris, Terry A. Hueneke, Rozanne L. Ridgway, Dennis Stevenson, John R. Walter and Edward J. Zore


By: /s/ Michael J. Van Handel                                    March 29, 2002
    --------------------------
    Michael J. Van Handel
    Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
and Shareholders of Manpower Inc.:

         We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Manpower Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     /s/ Arthur Andersen LLP


                                                     ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 28, 2002

                                   ----------


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


         As independent public accountants, we hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Manpower Inc., our report dated January 28, 2002, included in the 2001 Annual Report to Shareholders of Manpower Inc. It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 2001 or performed any audit procedures subsequent to the date of our report.

         We also consent to the incorporation of our reports included (or incorporated by reference) in this Annual Report on Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-40441, 33-51336, 33-55264, 33-84736, 333-1040, 333-31021, 333-82457,
333-82459 and 333-66656), the Company's Registration Statements on Form S-3 (File Nos. 33-89660, 333-6545 and 333-71040) and the Company's Registration Statements on Form S-4 (File Nos. 333-650 and 33-95896).


                                                     /s/ Arthur Andersen LLP


                                                     ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
March 28, 2002

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         For the years ended December 31, 2001, 2000 and 1999, in millions:


Allowance for Doubtful Accounts:

                                           Balance at   Provisions                                                Balance
                                          Beginning of  Charged to               Translation  Reclassifications  at End of
                                              Year       Earnings   Write-Offs   Adjustments      and Other         Year
                                          ------------  ----------  ----------   -----------  -----------------  ---------
Year ending December 31, 2001..........       $55.3        23.8       (18.2)        (2.6)            3.5           $61.8
Year ending December 31, 2000..........       $47.1        21.7       (12.2)        (1.9)             .6           $55.3
Year ending December 31, 1999..........       $39.5        20.7       (10.6)        (3.3)             .8           $47.1