Form 10-Q
period 2002-03-31
MANPOWER INC /WI/
filed 2002-05-15
CIK 871763

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                                 MARCH 31, 2002

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

                            Yes      X       No
                                  ------        ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 SHARES OUTSTANDING
         CLASS                                   AT MARCH 31, 2002
         --------                                ------------------
         Common Stock, $.01 par value               75,561,292

================================================================================

                         MANPOWER INC. AND SUBSIDIARIES


                                      INDEX



                                                                                            Page
                                                                                          Number
                                                                                          ------

PART I            FINANCIAL INFORMATION

   Item 1         Financial Statements (unaudited)

                         Consolidated Balance Sheets ....................................... 3-4
                         Consolidated Statements of Operations.................................5
                         Consolidated Statements of Cash Flows.................................6
                         Notes to Consolidated Financial Statements.........................7-10

   Item 2         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................11

   Item 3         Quantitative and Qualitative Disclosures About Market Risk..................13


PART II           OTHER INFORMATION...........................................................14


SIGNATURES....................................................................................15


                         PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                     ASSETS

                                                                          MARCH 31,                 DECEMBER 31,
                                                                            2002                        2001
                                                                          ---------                 ------------
                                                                        (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                 $  210.8                    $  245.8
Accounts receivable, less allowance for
    doubtful accounts of $63.3 and $61.8, respectively                     1,847.4                     1,917.8
Prepaid expenses and other assets                                             74.0                        77.0
Future income tax benefits                                                    71.7                        73.8
                                                                          --------                    --------
    Total current assets                                                   2,203.9                     2,314.4

OTHER ASSETS:

Intangible assets, less accumulated amortization of
    $41.9 and $42.4, respectively                                            498.8                       480.8
Investments in licensees                                                      44.6                        44.7
Other assets                                                                 221.0                       204.7
                                                                          --------                    --------
    Total other assets                                                       764.4                       730.2

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment                        464.2                       465.4
Less:  accumulated depreciation and amortization                             279.6                       271.4
                                                                          --------                    --------
     Net property and equipment                                              184.6                       194.0
                                                                          --------                    --------
     Total assets                                                         $3,152.9                    $3,238.6
                                                                          ========                    ========


       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                               MARCH 31,       DECEMBER 31,
                                                                                 2002              2001
                                                                              ----------       ------------
                                                                              (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                                              $  458.0           $  382.1
Employee compensation payable                                                     80.9               93.2
Accrued liabilities                                                              180.2              234.9
Accrued payroll taxes and insurance                                              253.7              300.8
Value added taxes payable                                                        244.2              255.9
Short-term borrowings and current maturities of long-term debt                   112.6              116.8
                                                                              --------           --------
    Total current liabilities                                                  1,329.6            1,383.7

OTHER LIABILITIES:

Long-term debt                                                                   714.4              718.0
Other long-term liabilities                                                      323.1              322.6
                                                                              --------           --------
   Total other liabilities                                                     1,037.5            1,040.6

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares,
  none issued                                                                       --                 --
Common stock, $.01 par value, authorized 125,000,000 shares,
  issued 85,506,492 and 85,173,961 shares, respectively                             .9                 .9
Capital in excess of par value                                                 1,654.1            1,644.9
Accumulated deficit                                                             (380.7)            (387.6)
Accumulated other comprehensive income (loss)                                   (204.7)            (190.8)
Treasury stock at cost, 9,945,200 and 9,045,200 shares, respectively            (283.8)            (253.1)
                                                                              --------           --------
   Total shareholders' equity                                                    785.8              814.3
                                                                              --------           --------
   Total liabilities and shareholders' equity                                 $3,152.9           $3,238.6
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

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                          3 MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------------
                                                                       2002               2001
                                                                    ---------          ---------
                Revenues from services                              $ 2,284.0          $ 2,651.9

                Cost of services                                      1,869.2            2,168.0
                                                                    ---------          ---------
                   Gross profit                                         414.8              483.9

                Selling and administrative expenses                     396.1              431.7
                                                                    ---------          ---------
                    Operating profit                                     18.7               52.2

                Interest and other expense                                8.0               10.3
                                                                    ---------          ---------
                    Earnings before income taxes                         10.7               41.9

                Provision for income taxes                                3.8               15.1
                                                                    ---------          ---------
                    Net earnings                                    $     6.9          $    26.8
                                                                    =========          =========

                Net earnings per share                              $     .09          $     .35
                                                                    =========          =========

                Net earnings per share -- diluted                   $     .09          $     .35
                                                                    =========          =========

                Weighted average common shares                           76.1               75.8
                                                                    =========          =========

                Weighted average common shares --  diluted               77.3               76.9
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

--------------------------------------------------------------------------------

                 SUPPLEMENTAL SYSTEMWIDE INFORMATION (UNAUDITED)
                                  (IN MILLIONS)


                                                                           3 MONTHS ENDED
                                                                              MARCH 31,
                                                                    ----------------------------
                                                                       2002               2001
                                                                    ----------          --------
                Systemwide Sales                                    $ 2,540.0          $ 3,011.1
                                                                    =========          =========


          Systemwide information represents the total of Company-owned branches and franchises.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                               3 MONTHS ENDED
                                                                                   MARCH 31,
                                                                           -------------------------
                                                                             2002              2001
                                                                           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                            $   6.9           $  26.8
       Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Depreciation and amortization                                     14.9              18.2
            Deferred income taxes                                              1.2
                                                                                                  .3
            Provision for doubtful accounts                                    4.9               4.8
            Changes in operating assets and liabilities:
                  Amounts advanced under the Receivables Facility               --             (67.0)
                  Accounts receivable                                         40.0              58.9
                  Other assets                                               (12.1)            (26.2)
                  Other liabilities                                          (25.4)             65.8
                                                                           -------           -------
Cash provided by operating activities                                         30.4              81.6
                                                                           -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (14.1)            (21.6)
  Acquisitions of businesses, net of cash acquired                           (21.5)            (50.3)
  Proceeds from the sale of property and equipment                             1.3               1.2
                                                                           -------           -------
Cash used by investing activities                                            (34.3)            (70.7)
                                                                           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in payable to banks                                              (2.9)            (45.0)
  Proceeds from long-term debt                                               176.9              45.9
  Repayment of long-term debt                                               (181.0)            (12.3)
  Proceeds from stock option and purchase plans                                9.2               5.0
  Repurchase of common stock                                                 (30.7)             (3.3)
                                                                           -------           -------
Cash used by financing activities                                            (28.5)             (9.7)
                                                                           -------           -------

Effect of exchange rate changes on cash                                       (2.6)             (9.4)
                                                                           -------           -------
Net change in cash and cash equivalents                                      (35.0)             (8.2)

Cash and cash equivalents, beginning of period                               245.8             181.7
                                                                           -------           -------
Cash and cash equivalents, end of period                                   $ 210.8           $ 173.5
                                                                           =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                            $  11.8           $  12.9
                                                                           =======           =======
  Income taxes paid                                                        $  24.4           $  16.2
                                                                           =======           =======



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


(1) Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our 2001 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

(2) Reclassifications

Certain amounts in the 2001 consolidated financial statements have been reclassified to be consistent with the current period presentation.

(3) Income Taxes

We provided for income taxes at 36.0% for the first quarter of 2002, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due primarily to foreign tax rate differences. For the year ended December 31, 2001, excluding the effect of goodwill amortization, we provided for income taxes at 35.1%.

(4) Earnings Per Share

The calculations of net earnings per share and net earnings per share -- diluted are as follows:

                                                                3 MONTHS ENDED
                                                                   MARCH 31,
                                                          --------------------------
                                                            2002              2001
                                                          --------          --------
Net earnings per share:
   Net earnings available to common shareholders          $    6.9          $   26.8
   Weighted average common shares outstanding                 76.1              75.8
                                                          --------          --------
                                                          $    .09          $    .35
                                                          ========          ========

Net earnings per share -- diluted:
   Net earnings available to common shareholders          $    6.9          $   26.8

   Weighted average common shares outstanding                 76.1              75.8
   Effect of dilutive stock options                            1.2               1.1
                                                          --------          --------
                                                              77.3              76.9
                                                          --------          --------
                                                          $    .09          $    .35
                                                          ========          ========


The calculation of net earnings per share -- diluted for the three months ended March 31, 2002 and 2001 excludes .2 and .7 of antidilutive shares, respectively, related to stock options on which the exercise prices were in excess of the average market price.

In addition, there were 6.1 shares of common stock that were contingently issuable under our convertible debentures as of March 31, 2002. Such shares are excluded from the calculation of earnings per share -- diluted based upon our intent to settle any potential "put" of the convertible debentures in cash.

(5) Shareholders' Equity

Comprehensive income (loss) consists of the following:

                                                                                         3 MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    -------------------------
                                                                                      2002              2001
                                                                                    -------           -------
Net earnings                                                                        $   6.9           $  26.8
Other comprehensive income (loss):
    Foreign currency translation adjustments                                          (13.5)            (37.6)
    Unrealized loss on available for sale securities, net of tax                       (2.0)             (2.0)
    Unrealized gain (loss) on derivative financial instruments, net of tax              1.6              (5.3)
                                                                                    -------           -------
        Comprehensive income (loss)                                                 $  (7.0)          $ (18.1)
                                                                                    =======           =======




On April 30, 2002, the Board of Directors declared a cash dividend of $.10 per share which is payable on June 14, 2002 to shareholders of record on June 3, 2002.

(6)  Interest and Other Expense (Income)

Interest and other expense (income) consists of the following:

                                                                                          3 MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    -------------------------
                                                                                      2002              2001
                                                                                    -------           -------
    Interest expense                                                                $   9.9           $   8.7
    Interest income                                                                    (2.6)             (2.7)
    Foreign exchange losses                                                              .2                .7
    Loss on sale of accounts receivable                                                  .1               2.3
    Miscellaneous, net                                                                   .4               1.3
                                                                                    -------           -------
                                                                                    $   8.0           $  10.3
                                                                                    =======           =======

(7)  Goodwill and Other Intangible Assets

During June 2001, the Financial Accounting Standards Board (`FASB') issued Statement of Financial Accounting Standards (`SFAS') No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill or identifiable intangible assets with an indefinite life. We adopted this statement on January 1, 2002.

This statement requires goodwill impairment reviews to be performed by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments that we report. The first step in this test is to compare each reporting unit's estimated fair value to its carrying value. If the reporting unit's estimated fair value is in excess of its carrying value, the test is complete and no impairment is recorded. However, if the reporting unit's estimated fair value is less than its carrying value, additional procedures are performed to determine if any impairment of goodwill exists. We must complete the first step of this test by June 30, 2002, and if necessary, the second step must be completed by December 31, 2002.

We are currently performing the first step of the goodwill impairment reviews, which will be completed by June 30, 2002. Impairment losses, if any, will be recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

A summary of net earnings and net earnings per share, as if we had accounted for goodwill under SFAS No. 142 as of January 1, 2001, is as follows:

                                                           3 MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                       2002              2001
                                                     --------          --------
Adjusted net earnings:
    Reported net earnings                            $    6.9          $   26.8
    Goodwill amortization                                  --               3.3
                                                     --------          --------
                                                     $    6.9          $   30.1
                                                     ========          ========

Adjusted net earnings per share -- basic:
    Reported net earnings                            $    .09          $    .35
    Goodwill amortization                                  --               .04
                                                     --------          --------
                                                     $    .09          $    .39
                                                     ========          ========

Adjusted net earnings per share -- diluted:
    Reported net earnings                            $    .09          $    .35
    Goodwill amortization                                  --               .04
                                                     --------          --------
                                                     $    .09          $    .39
                                                     ========          ========

During the first quarter of 2002, we acquired certain companies and made other acquisition-related payments. The total paid for such transactions was $21.5 as of March 31, 2002, the majority of which was recorded as goodwill in the United States segment.

(8) Segment Information

                                                   3 MONTHS ENDED
                                                      MARCH 31,
                                             ---------------------------
                                               2002               2001
                                             --------           --------
Revenues from services:
  United States (a)                          $  428.7           $  546.3
  France                                        767.1              939.2
  United Kingdom                                322.2              381.0
  Other Europe                                  442.0              499.4
  Other Operations (b)                          324.0              286.0
                                             --------           --------
                                             $2,284.0           $2,651.9
                                             ========           ========

Operating unit profit:
  United States                              $   (4.9)          $    8.2
  France                                         22.2               26.3
  United Kingdom                                  3.2                9.8
  Other Europe                                   10.5               19.3
  Other Operations (b)                           (1.8)               2.0
                                             --------           --------
                                                 29.2               65.6
  Corporate expenses                             10.5                9.6
  Amortization of intangible assets                --                3.8
  Interest and other expense                      8.0               10.3
                                             --------           --------
    Earnings before income taxes             $   10.7           $   41.9
                                             ========           ========

(a) Systemwide sales in the United States, which includes sales of Company-owned branches and franchises, were $654.0 and $861.5 for the three months ended March 31, 2002 and 2001, respectively.

(b) This segment, formerly Other Countries, has been renamed Other Operations to more properly reflect the makeup of the segment. There was no change to the historical makeup of the segment.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended March 31, 2002 and 2001

Revenues decreased 13.9% to $2,284.0 million for the first quarter of 2002. Revenues were unfavorably impacted during the first quarter of 2002 compared to 2001 by changes in currency exchange rates, as the U.S. dollar strengthened relative to many of the functional currencies of our foreign subsidiaries. At constant exchange rates, the decrease in revenues would have been 10.3%. Acquisitions had a favorable impact, on a constant currency basis, of approximately 2% on consolidated revenues during the first quarter of 2002 compared to 2001.

In the U.S., revenues were down 21.5% during the first quarter of 2002 compared to 2001, however, this decline shows some improvement from the 25.0% year-over-year decline experienced during the fourth quarter of 2001. In France, on a local currency basis, revenues were down 14.1% during the first quarter of 2002 compared to 2001, however the year-over-year declines improved throughout the quarter. In the United Kingdom, revenues declined 13.3%, on a constant currency basis, compared to the first quarter of 2001 as the United Kingdom experienced weaker customer demand due to the weakening economy. Revenues in the Other Europe segment, on a constant currency basis, were down 6.8% during the first quarter of 2002 compared to 2001. Revenues of Other Operations increased 21.9%, on a constant currency basis, during the first quarter of 2002 compared to 2001. Although recent acquisitions accounted for a majority of the increase, Other Operations posted revenue growth of 3.5% excluding acquisitions.

Gross profit decreased 14.3% from $483.9 million for the first quarter of 2001 to $414.8 million for the first quarter of 2002. The gross profit margin of 18.2% for the first quarter of 2002 was consistent with the same period in 2001. Gross profit margin gains in France and Other Operations were due primarily to improved pricing and the higher-margin acquisitions. These gains were offset by decreases in the U.S., United Kingdom and Other Europe, caused by economic conditions and changes in business mix.

Selling and administrative expenses, excluding goodwill amortization during the first quarter of 2001, decreased 7.4% to $396.1 million in the first quarter of 2002. As a percent of gross profit, excluding goodwill amortization in 2001, selling and administrative expenses were 95.5% in the first quarter of 2002 compared to 88.4% in the first quarter of 2001. The increase as a percent of gross profit is due primarily to the deleveraging of the business caused by the contracting revenue levels and our continued investment in certain expanding markets. We continue to make a concerted effort to improve efficiency and control costs in all major countries.

Interest and other expense decreased $2.3 million from the first quarter of 2001 to $8.0 million in the first quarter of 2002. Net interest expense, including the loss on sale of accounts receivable, was $7.4 million in the first quarter of 2002 compared to $8.3 million in the first quarter of 2001. This decrease was mainly due to lower interest rate levels.

We provided for income taxes at 36.0% for the first quarter of 2002, which is equal to the estimated annual effective tax rate based on the currently available information. This rate is higher than the U.S. Federal statutory rate due primarily to foreign tax rate differences. For the year ended December 31, 2001, excluding the effect of goodwill amortization, we provided for income taxes at 35.1%.

On a diluted basis, net earnings per share was $.09 in the first quarter of 2002 compared to $.35 in the first quarter of 2001. The diluted net earnings per share, for the first quarter of 2002 was negatively impacted by $.01 due to changes in exchange rates. Excluding the effect of goodwill amortization during the first quarter of 2001, net earnings per share, on a diluted basis, was $.39.

Liquidity and Capital Resources

Cash provided by operating activities was $30.4 million in the first quarter of 2002 compared to $81.6 million for the first quarter of 2001. Excluding the changes in amounts advanced under the Receivables Facility, cash provided by changes in working capital requirements was $2.5 million and $98.5 million for the first quarter of 2002 and 2001, respectively. This decrease is mainly due to the changes in working capital obligations due to differences in the timing of vendor and payroll tax payments. Cash provided by operating activities before changes in working capital requirements was $27.9 million in the first quarter of 2002 compared to $50.1 million in the first quarter of 2001. This decrease is a result of lower earnings levels in 2002.

Capital expenditures were $14.1 million in the first quarter of 2002 compared to $21.6 million during the first quarter of 2001. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs.

Net cash used to repay borrowings was $7.0 million and $11.4 million in the first quarter of 2002 and 2001, respectively. The amounts shown as Proceeds from long-term debt and Repayment of long-term debt relate primarily to commercial paper borrowings.

We have aggregate commitments related to debt, operating leases and the forward repurchase agreement. As of March 31, 2002, the aggregate commitments totaled approximately $1,100.0 million, compared to $1,130.2 million as of December 31, 2001. During the first quarter of 2002, we repurchased the remaining 900,000 shares of common stock under the forward repurchase agreement at a cost of $30.7 million. No further obligations exist under this agreement.

Accounts receivable decreased to $1,847.4 million at March 31, 2002 from $1,917.8 million at December 31, 2001. This decrease is mainly due to seasonal fluctuations, as the revenue levels in the first quarter are typically lower than the fourth quarter. Changes in foreign currency exchange rates during the first quarter of 2002 negatively impacted the receivable balance by $31.3 million. There were no amounts advanced under the Receivables Facility as of March 31, 2002, and December 31, 2001. As of March 31, 2001, there was $78.0 million advanced under this facility.

As of March 31, 2002, we had borrowings of $170.7 million and letters of credit of $65.5 million outstanding under our $450.0 million five-year credit facility, and borrowings of $60.6 million outstanding under our U.S. commercial paper program. Commercial paper borrowings, which are backed by the five-year credit facility, have been classified as long-term debt due to the availability to refinance them on a long-term basis under this facility.

We and some of our foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of March 31, 2002, such lines totaled $156.4 million, of which $149.3 million was unused.

Our unsecured zero-coupon convertible debentures, due August 2021 ("Debentures"), allow holders of the Debentures to require us to repurchase these Debentures at the issue price, plus accreted original issue discount, on the first, third, fifth, tenth and fifteenth anniversary dates. We have the option to settle this obligation in cash, common stock, or a combination thereof. Our intent is to settle any potential "put" in cash. Under the current economic environment, we do not anticipate that the Debentures will be "put" on the first anniversary date. If a "put" does become likely, however, we expect to alter the terms of the agreement with the holders of the Debentures to prevent the "put." In the event of a significant change in the economic environment, we may choose to settle the "put" with common stock, which may have a dilutive effect on existing shareholders.

Subsequent to March 31, 2002, Standard & Poor's changed our credit rating outlook from neutral to negative and Moody's Corporation issued a press release indicating that our credit rating was under review for possible downgrade. We currently have an investment grade credit rating and do not anticipate the result of Moody's Corporation's review to decrease our credit rating below investment grade.

 Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. All forward-looking statements involve risks and uncertainties. The information under the heading "Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Some or all of the factors identified in our Report on Form 10-K may be beyond our control. Forward-looking statements can be identified by words such as "expect", "anticipate", "intend", "plan", "may", "will", "believe", "seek", "estimate", and similar expressions. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 -- Quantitative and Qualitative Disclosures About Market Risk

Our 2001 Annual Report on Form 10-K contains certain disclosures about market risks affecting the Company. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

                           PART II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

        (a)  Exhibits

             10.1 Separation Agreement between Terry A. Hueneke and Manpower Inc. dated as of March 27, 2002.

             12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.


        (b) We filed two current reports on Form 8-K dated January 7, 2002 and February 25, 2002 with respect to Item 5 -- Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MANPOWER INC.
                            ----------------------------------------------------
                                              (Registrant)



Date: May 15, 2002          /s/ Michael J. Van Handel
                            ----------------------------------------------------
                            Michael J. Van Handel
                            Senior Vice President, Chief Financial Officer, and
                            Secretary (Signing on behalf of the Registrant and
                            as the Principal Financial Officer and Principal
                            Accounting Officer)