Form 10-Q
period 2002-06-30
MANPOWER INC /WI/
filed 2002-08-14
CIK 871763

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                                  JUNE 30, 2002

                                       or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from:       to
                                                              -----   ------
                         Commission file number: 1-10686

                                  MANPOWER INC.

             (Exact name of registrant as specified in its charter)

         WISCONSIN                                           39-1672779
         (State or other jurisdiction                        (IRS Employer
         of incorporation)                                   Identification No.)

         5301 N. IRONWOOD ROAD
         MILWAUKEE, WISCONSIN                                53217
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
                         Yes   X       No
                             ------       -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            SHARES OUTSTANDING
               CLASS                                        AT JUNE 30, 2002
               -------                                  ------------------------
               Common Stock, $.01 par value                    76,546,107



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

Item 1         Financial Statements (unaudited)

                           Consolidated Balance Sheets ......................................................3 - 4

                           Consolidated Statements of Operations.................................................5

                           Consolidated Statements of Cash Flows.................................................6

                           Notes to Consolidated Financial Statements.......................................7 - 10

Item 2         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ........................................... 11 - 16

Item 3         Quantitative and Qualitative Disclosures About Market Risk.......................................17


PART II        OTHER INFORMATION AND SIGNATURES

Item 4         Submission of Matters to a Vote of Security Holders..............................................18

Item 5         Other Information...........................................................................18 - 19

Item 6         Exhibits and Reports on Form 8-K.................................................................19


SIGNATURES       ...............................................................................................20


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                     ASSETS



                                                                JUNE 30,        DECEMBER 31,
                                                                  2002              2001
                                                             --------------    -------------
                                                              (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                       $  249.0          $  245.8
Accounts receivable, less allowance for
    doubtful accounts of $68.4 and $61.8, respectively           2,226.8           1,917.8
Prepaid expenses and other assets                                   78.7              77.0
Future income tax benefits                                          74.5              73.8
                                                                --------          --------
    Total current assets                                         2,629.0           2,314.4

OTHER ASSETS:

Intangible assets, less accumulated amortization of
    $45.1 and $42.4, respectively                                  528.5             480.8
Investments in licensees                                            59.9              44.7
Other assets                                                       229.1             204.7
                                                                --------          --------
    Total other assets                                             817.5             730.2

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment              505.1             465.4
Less:  accumulated depreciation and amortization                   310.1             271.4
                                                                --------          --------
     Net property and equipment                                    195.0             194.0
                                                                --------          --------
     Total assets                                               $3,641.5          $3,238.6
                                                                ========          ========


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                JUNE 30,          DECEMBER 31,
                                                                                  2002               2001
                                                                               ----------         ----------
                                                                              (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                                                $  546.8           $  382.1
Employee compensation payable                                                       98.6               93.2
Accrued liabilities                                                                273.2              234.9
Accrued payroll taxes and insurance                                                294.2              300.8
Value added taxes payable                                                          298.4              255.9
Short-term borrowings and current maturities of long-term debt                     175.0               23.7
                                                                                --------           --------
    Total current liabilities                                                    1,686.2            1,290.6

OTHER LIABILITIES:

Long-term debt                                                                     743.8              811.1
Other long-term liabilities                                                        329.1              322.6
                                                                                --------           --------
   Total other liabilities                                                       1,072.9            1,133.7

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares,
  none issued                                                                       --                 --
Common stock, $.01 par value, authorized 125,000,000 shares,
  issued 86,491,307 and 85,173,961 shares, respectively                               .9                 .9
Capital in excess of par value                                                   1,686.0            1,644.9
Accumulated deficit                                                               (362.6)            (387.6)
Accumulated other comprehensive income (loss)                                     (158.1)            (190.8)
Treasury stock at cost, 9,945,200 and 9,045,200 shares, respectively              (283.8)            (253.1)
                                                                                --------           --------
   Total shareholders' equity                                                      882.4              814.3
                                                                                --------           --------
   Total liabilities and shareholders' equity                                   $3,641.5           $3,238.6
                                                                                ========           ========





           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                          3 MONTHS ENDED                       6 MONTHS ENDED
                                                              JUNE 30,                             JUNE 30,
                                                  -------------------------------       -------------------------------
                                                      2002               2001               2002               2001
                                                  -------------      ------------       -------------      ------------

Revenues from services                              $ 2,602.9          $ 2,620.1          $ 4,886.9          $ 5,272.0

Cost of services                                      2,135.3            2,131.0            4,004.5            4,299.0
                                                    ---------          ---------          ---------          ---------
    Gross profit                                        467.6              489.1              882.4              973.0

Selling and administrative expenses                     415.8              426.4              811.9              858.2
                                                    ---------          ---------          ---------          ---------
    Operating profit                                     51.8               62.7               70.5              114.8

Interest and other expense                                9.6                8.6               17.6               18.8
                                                    ---------          ---------          ---------          ---------
    Earnings before income taxes                         42.2               54.1               52.9               96.0

Provision for income taxes                               16.5               19.5               20.3               34.5
                                                    ---------          ---------          ---------          ---------
    Net earnings                                    $    25.7          $    34.6          $    32.6          $    61.5
                                                    =========          =========          =========          =========

Net earnings per share                              $     .34          $     .46          $     .43          $     .81
                                                    =========          =========          =========          =========

Net earnings per share - diluted                    $     .33          $     .45          $     .42          $     .80
                                                    =========          =========          =========          =========

Weighted average common shares                           75.9               75.8               76.0               75.8
                                                    =========          =========          =========          =========

Weighted average common shares - diluted                 77.5               76.9               77.6               76.9
                                                    =========          =========          =========          =========


           The accompanying notes to consolidated financial statements are an integral part of these statements.




                 SUPPLEMENTAL SYSTEMWIDE INFORMATION (UNAUDITED)
                                  (IN MILLIONS)


                                                                      3 MONTHS ENDED              6 MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                --------------------------   -------------------------
                                                                    2002         2001           2002         2001
                                                                ------------- ------------   ------------ ------------

 Systemwide Sales                                                 $  2,892.1   $  2,944.1     $  5,432.1   $  5,955.2
                                                                  ==========   ==========     ==========   ==========




         Systemwide information represents the total of Company-owned branches and franchises.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                     6 MONTHS ENDED
                                                                         JUNE 30,
                                                                  ---------------------
                                                                     2002       2001
                                                                  ---------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                    $ 32.6    $   61.5
       Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                               32.8        37.1
         Deferred income taxes                                        2.4        (4.2)
         Provision for doubtful accounts                              9.1        10.1
         Changes in operating assets and liabilities:
             Amounts advanced under the Receivables Facility         --         (80.0)
             Accounts receivable                                   (146.4)       28.3
             Other assets                                            19.3       (40.8)
             Other liabilities                                       88.3        50.1
                                                                   ------      ------
 Cash provided by operating activities                               38.1        62.1
                                                                   ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (31.0)      (43.9)
   Acquisitions of businesses, net of cash acquired                 (29.6)      (96.1)
   Proceeds from the sale of property and equipment                   1.5         3.2
                                                                   ------      ------
Cash used by investing activities                                   (59.1)     (136.8)
                                                                   ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in payables to banks                                   21.1       (25.0)
   Proceeds from long-term debt                                     364.3       220.4
   Repayment of long-term debt                                     (368.1)     (116.2)
   Proceeds from stock option and purchase plans                     26.1         7.4
   Repurchase of common stock                                       (30.7)       (3.3)
   Dividends paid                                                    (7.6)       (7.6)
                                                                   ------      ------
Cash provided by financing activities                                 5.1        75.7
                                                                   ------      ------

Effect of exchange rate changes on cash                              19.1       (13.0)
                                                                   ------      ------
Net change in cash and cash equivalents                               3.2       (12.0)

Cash and cash equivalents, beginning of period                      245.8       181.7
                                                                   ------      ------

Cash and cash equivalents, end of period                           $249.0      $169.7
                                                                   ======      ======


SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                  $ 14.4      $ 16.8
                                                                   ======      ======

    Income taxes paid                                              $ 46.7      $ 71.2
                                                                   ======      ======



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


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

(2) Debt

Our unsecured zero-coupon convertible debentures, due August 17, 2021 ("Debentures"), allow holders of the Debentures to require us to repurchase these Debentures at the issue price, plus accreted original issue discount, on the first, third, fifth, tenth and fifteenth anniversary dates. We have the option to settle this obligation in cash, common stock, or a combination thereof. As indicated in our press release dated July 17, 2002, we have formally elected to settle any "put" on the first anniversary date in cash. Under the current economic environment, we do not anticipate that the Debentures will be "put" on the first anniversary date. However, if a "put" does become likely for a substantial amount of the Debentures, we may alter the terms of the agreement with the holders of the Debentures to prevent a "put." Our intent is to settle any future "put" in cash. In the event of a significant change in the economic environment, we may choose to settle a future "put" with common stock, which may have a dilutive effect on existing shareholders.

Due to our ability to refinance a portion of these Debentures on a long-term basis, in the event of a "put," under our existing credit facilities, $124.3 of the $246.3 carrying value has been classified as long term debt on June 30, 2002. Amounts available under our existing credit agreements are calculated using the period end foreign currency exchange rates, which are subject to change.

(3) Acquisitions

During the first half of 2002, we acquired certain companies, primarily U.S. franchises, and made other acquisition-related payments totaling $29.6, the majority of which was recorded as goodwill in the United States segment. In addition, during June 2002, we acquired an equity interest in one of our U.S. franchises in exchange for $15.0 of our common stock (approximately 390,000 shares).

(4) Income Taxes

We provided for income taxes during the second quarter of 2002 at a rate of 39.1%, which resulted in an income tax provision for the first half of 2002 of 38.5%. Based on information currently available, we estimate that our annual effective tax rate will be 38.5%. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to foreign repatriations and higher foreign tax rates. For the year ended December 31, 2001, excluding the effect of goodwill amortization, we provided for income taxes at 35.1%. The estimated effective tax rate for 2002 is higher than the 2001 rate due to changes in the mix of taxable income between countries and other permanent items.

(5) Earnings Per Share

The calculations of net earnings per share and net earnings per share - diluted are as follows:

                                                           3 MONTHS ENDED        6 MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                        --------------------- ---------------------
                                                           2002       2001       2002       2001
                                                        ---------- ---------- ---------- ----------
    Net earnings per share:
      Net earnings available to common shareholders       $ 25.7     $ 34.6     $ 32.6     $ 61.5
      Weighted average common shares outstanding            75.9       75.8       76.0       75.8
                                                          ------     ------     ------     ------
                                                          $  .34     $  .46     $  .43     $  .81
                                                          ======     ======     ======     ======


    Net earnings per share - diluted:
      Net earnings available to common shareholders       $ 25.7     $ 34.6     $ 32.6     $ 61.5

      Weighted average common shares outstanding            75.9       75.8       76.0       75.8
      Dilutive effect of stock options                       1.6        1.1        1.6        1.1
                                                          ------     ------     ------     ------
                                                            77.5       76.9       77.6       76.9
                                                          ------     ------     ------     ------
                                                          $  .33     $  .45     $  .42     $  .80
                                                          ======     ======     ======     ======


The calculation of net earnings per share - diluted excludes shares related to stock options with exercise prices in excess of the average market price for the respective period. There were .0 and .9 such shares excluded from the calculation for the three months ended June 30, 2002 and 2001, respectively, and ..1 and .8 such shares excluded from the calculation for the six months ended June 30, 2002 and 2001, respectively.

In addition, there were 6.1 shares of common stock that were contingently issuable under our Debentures for both the three- and six-month periods ended June 30, 2002. Such shares are excluded from the calculation of earnings per share - diluted based upon the terms of the Debentures and our intent to settle any potential "put" of the Debentures in cash.

(6) Shareholders' Equity

Comprehensive income (loss) consists of the following:

                                                                      3 MONTHS ENDED       6 MONTHS ENDED
                                                                          JUNE 30,             JUNE 30,
                                                                    ------------------    ------------------
                                                                     2002       2001       2002       2001
                                                                    -------    -------    -------    -------

Net earnings                                                         $25.7      $34.6      $32.6      $61.5
Other comprehensive income (loss) - net of tax:
    Foreign currency translation adjustments                          50.0      (12.9)      36.5      (50.5)
    Unrealized gain (loss) on available for sale securities            (.8)       1.3       (2.8)       (.7)
    Unrealized gain (loss) on derivative financial
    instruments                                                       (2.6)       2.2       (1.0)      (3.1)
                                                                     -----      -----      -----      -----
Comprehensive income (loss)                                          $72.3      $25.2      $65.3      $ 7.2
                                                                     =====      =====      =====      =====

On April 30, 2002, the Board of Directors declared a cash dividend of $.10 per share which was paid on June 14, 2002 to shareholders of record on June 3, 2002.

(7) Interest and Other Expense (Income)

Interest and other expense (income) consists of the following:

                                          3 MONTHS ENDED        6 MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                         ------------------    ----------------
                                          2002       2001       2002      2001
                                         ------     ------     ------    ------

Interest expense                          $10.5      $8.7      $20.4      $17.4
Interest income                            (2.1)     (2.4)      (4.7)      (5.0)
Foreign exchange gains                      (.9)      (.9)       (.7)       (.2)
Loss on sale of accounts receivable          .1       1.7         .2        4.0
Miscellaneous, net                          2.0       1.5        2.4        2.6
                                          -----      ----      -----      -----
    Total                                 $ 9.6      $8.6      $17.6      $18.8
                                          =====      ====      =====      =====

(8) Goodwill and Other Intangible Assets

During June 2001, the Financial Accounting Standards Board (`FASB') issued Statement of Financial Accounting Standards (`SFAS') No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill or identifiable intangible assets with an indefinite life. We adopted this statement on January 1, 2002.

This statement requires goodwill impairment reviews to be performed at least annually by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments that we report. The first step in this test is to compare each reporting unit's estimated fair value to its carrying value. If the reporting unit's estimated fair value is in excess of its carrying value, the test is complete and no impairment is recorded. However, if the reporting unit's estimated fair value is less than its carrying value, additional procedures are performed to determine if any impairment of goodwill exists. The calculation of estimated fair value required us to make estimates and assumptions about future operating results, which may differ from actual amounts. We have completed the first step of this test and have determined that there are no impairments.

A summary of net earnings and net earnings per share, as if we had accounted for goodwill under SFAS No. 142 as of January 1, 2001, is as follows:

                                                                  3 MONTHS ENDED              6 MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                             -------------------------     -----------------------
                                                                 2002          2001           2002         2001
                                                             -----------    ----------     ----------   ----------
    Adjusted net earnings:
        Reported net earnings                                $      25.7    $    34.6      $     32.6   $     61.5
        Goodwill amortization, net of tax                             -           3.4              -           6.6
                                                             -----------    ---------      ----------   ----------
                                                             $      25.7    $    38.0      $     32.6   $     68.1
                                                             ===========    =========      ==========   ==========

    Adjusted net earnings per share - basic:
        Reported net earnings                                $       .34    $     .46      $      .43   $      .81
        Goodwill amortization, net of tax                             -           .04              -           .09
                                                             -----------    ---------      ----------   ----------
                                                             $       .34    $     .50      $      .43   $      .90
                                                             ===========    =========      ==========   ==========

    Adjusted net earnings per share - diluted:
        Reported net earnings                                $       .33    $     .45      $      .42   $      .80
        Goodwill amortization, net of tax                             -           .04             -            .09
                                                             -----------    ---------      ----------   ----------
                                                             $      .33     $     .49      $      .42   $      .89
                                                             ===========    =========      ==========   ==========

(9) Segment Information

Segment information is as follows:

                                           3 MONTHS ENDED            6 MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                       -----------------------   ------------------------
                                          2002         2001         2002         2001
                                       ----------   ----------   ----------   -----------
Revenues from services:
  United States  (a)                    $  474.9     $  523.5     $  903.6      $1,069.8
  France                                   943.3        948.6      1,710.4       1,887.8
  United Kingdom                           332.4        369.6        654.6         750.5
  Other Europe                             497.7        475.3        939.7         974.6
  Other Operations (b)                     354.6        303.1        678.6         589.3
                                        --------     --------     --------      --------
                                        $2,602.9     $2,620.1     $4,886.9      $5,272.0
                                        ========     ========     ========      ========

Operating Unit Profit:
  United States                         $    8.3     $   12.2     $    3.4      $   20.4
  France                                    32.7         35.4         54.9          61.7
  United Kingdom                             4.3         10.2          7.5          19.9
  Other Europe                              15.6         17.7         26.1          37.0
  Other Operations                           1.6          1.1          (.2)          3.0
                                        --------     --------     --------      --------
                                            62.5         76.6         91.7         142.0
Corporate expenses                          10.6         10.0         21.1          19.6
Amortization of intangible assets             .1          3.9           .1           7.6
Interest and other expense                   9.6          8.6         17.6          18.8
                                        --------     --------     --------      --------
    Earnings before income taxes        $   42.2     $   54.1     $   52.9      $   96.0
                                        ========     ========     ========      ========

         (a) Systemwide sales in the United States, which includes sales of Company-owned branches and franchises, were $721.4 and $801.5 for the three months ended June 30, 2002 and 2001, respectively, and $1,378.3 and $1,663.0 for the six months ended June 30, 2002 and 2001, respectively.

         (b) This segment, formerly Other Countries, has been renamed Other Operations to more properly reflect the makeup of the segment. There was no change to the historical makeup of the segment.

(10) Accounts Receivable Securitization

Subsequent to June 30, 2002, we extended our Receivables Facility to expire in July 2003 and this agreement may be extended further with the financial institution's consent. There were no other significant changes made to the terms of this agreement.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results - Three Months Ended June 30, 2002 and 2001

Revenues decreased .7% to $2,602.9 million for the second quarter of 2002 from the same period in 2001. Revenues were favorably impacted by changes in foreign currency exchange rates during the second quarter of 2002 compared to 2001 due to the weakening of the U.S. dollar relative to the currencies in most of our non-U.S. markets. At constant exchange rates, revenues would have decreased 3.3%. On an organic constant currency basis, revenues declined 5.7% in the second quarter of 2002 compared to 2001.

Gross profit decreased 4.4% to $467.6 million for the second quarter of 2002 compared to 2001. Gross profit margin decreased 70 basis points (.7%) from the second quarter of 2001 to 18.0% in 2002. This decrease was attributable to a number of factors including an increase in social costs in the United States and France, and an unfavorable change in business mix and pricing pressures experienced throughout the world. On an organic constant currency basis, gross profit decreased 11.4% in the second quarter of 2002 compared to 2001. Acquisitions had a 40 basis point (.4%) favorable impact on the gross profit margin in the second quarter of 2002.

Selling and administrative expenses, excluding goodwill amortization during the second quarter of 2001, decreased 1.6% to $415.8 million in the second quarter of 2002. As a percent of revenues, excluding goodwill amortization in 2001, selling and administrative expenses were 16.0% in the second quarter of 2002 compared to 16.1% in the second quarter of 2001. The decrease in expense levels and the improved expense trend are the result of our cost control initiatives implemented in all countries during the past year and the leveraging impact of our increasing revenue levels throughout 2002. As a percent of gross profit, excluding goodwill amortization in 2001, selling and administrative expenses were 88.9% in the second quarter of 2002 compared to 86.4% in the second quarter of 2001. These trends are a result of the lower gross profit levels.

Operating profit decreased 17.4% for the second quarter of 2002 compared to 2001 and operating profit, as a percent of revenues, was 2.0% and 2.4% for 2002 and 2001, respectively. Excluding goodwill amortization in 2001, operating profit decreased 22.1% from 2001 (26.8% on a constant currency basis). This decrease was primarily due to the decline in the gross profit margin levels in 2002 compared to 2001. On an organic constant currency basis, excluding goodwill amortization in 2001, operating profit decreased 28.6% in the second quarter of 2002 compared to 2001.

Interest and other expense increased $1.0 million from the second quarter of 2001 to $9.6 million in the second quarter of 2002. Net interest expense, including the loss on sale of accounts receivable, was $8.5 million in the second quarter of 2002 compared to $8.0 million in the second quarter of 2001. This increase is primarily due to higher borrowing levels resulting from acquisitions made over the past year. These higher borrowing levels are somewhat offset by lower interest rate levels. Miscellaneous expenses, net, also increased $.5 million from 2001 to 2002.

We provided for income taxes during the second quarter of 2002 at a rate of 39.1%, which resulted in an income tax provision for the first half of 2002 of 38.5%. Based on information currently available, we estimate that our annual effective tax rate will be 38.5%. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to foreign repatriations and higher foreign tax rates. For the year ended December 31, 2001, excluding the effect of goodwill amortization, we provided for income taxes at 35.1%. The estimated effective tax rate for 2002 is higher than the 2001 rate due to changes in the mix of taxable income between countries and other permanent items.

On a diluted basis, net earnings per share was $.33 in the second quarter of 2002 compared to $.45 in the second quarter of 2001. The diluted net earnings per share for the second quarter of 2002 compared to 2001 was positively impacted by $.03 due to changes in foreign currency exchange rates. Excluding the effect of goodwill amortization during the second quarter of 2001, net earnings per share on a diluted basis, was $.49.

Consolidated Operating Results - Six Months Ended June 30, 2002 and 2001

Revenues decreased 7.3% to $4,886.9 million for the first six months of 2002 compared to the same period in 2001. At constant foreign currency exchange rates, revenues would have decreased 6.8%. An unfavorable impact from changes in exchange rates experienced during the first quarter of 2002 was offset by a favorable impact experienced during the second quarter of 2002. On an organic constant currency basis, revenues declined 9.3% in the first half of 2002 compared to 2001.

Gross profit decreased 9.3% to $882.4 million for the first six months of 2002 compared to 2001. Gross profit margin decreased 40 basis points (.4%) from the first six months of 2001 to 18.1% in 2002. The gross profit margin gains experienced during the first quarter of 2002 compared to 2001 were offset by margin declines experienced during the second quarter of 2002. On an organic constant currency basis, gross profit decreased 13.2% in the first half of 2002 compared to 2001 and the gross profit margin in 2002 was 17.7%, excluding acquisitions.

Selling and administrative expenses, excluding goodwill amortization during the first half of 2001, decreased 4.6% to $811.9 million in the first half of 2002. As a percent of revenues, excluding goodwill amortization in 2001, selling and administrative expenses were 16.6% in the first half of 2002 compared to 16.1% in the first half of 2001. As a percent of gross profit, excluding goodwill amortization in 2001, selling and administrative expenses were 92.0% and 87.4% in the first half of 2002 and 2001, respectively. This increase in the expense ratios is due primarily to the results of the first quarter of 2002, which reflected the continued deleveraging of business, caused by the lower revenue levels. In the second quarter of 2002, we experienced increasing revenue levels along with continued cost control, resulting in improved expense ratios.

Operating profit decreased 38.6% for the first half of 2002 compared to 2001 and operating profit, as a percent of revenues, was 1.4% and 2.2% for 2002 and 2001, respectively. Excluding goodwill amortization in 2001, operating profit decreased 42.4% from 2001 (43.7% on a constant currency basis). This decrease was due to lower gross profit levels in 2002 compared to 2001 coupled with the deleveraging experienced during the first three months of 2002 due to the lower revenue levels. On an organic constant currency basis, excluding goodwill amortization in 2001, operating profit decreased 44.5% in the first half of 2002 compared to 2001.

Interest and other expense decreased $1.2 million from the first six months of 2001 to $17.6 million in the first six months of 2002. Net interest expense, including the loss on sale of accounts receivable, was $15.9 million in the first six months of 2002 compared to $16.4 million in the first six months of 2001. This decrease is primarily due to lower interest rates during 2002, offset somewhat by higher borrowing levels resulting from acquisitions made over the prior year. Translation gains were $.7 million during the first half of 2002 compared to $.2 million in 2001.

We provided for income taxes during the first half of 2002 at a rate of 38.5%. Based on information currently available, we estimate that our annual effective tax rate will be 38.5%. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to foreign repatriations and higher foreign tax rates. For the year ended December 31, 2001, excluding the effect of goodwill amortization, we provided for income taxes at 35.1%. The estimated effective tax rate for 2002 is higher than the 2001 rate due to changes in the mix of taxable income between countries and other permanent items.

On a diluted basis, net earnings per share was $.42 in the first half of 2002 compared to $.80 in the first half of 2001. The diluted net earnings per share for the first half of 2002 compared to 2001 was positively impacted by $.02 due to changes in foreign currency exchange rates. Excluding the effect of goodwill amortization during the first half of 2001, net earnings per share on a diluted basis, was $.89.

We currently account for all of our fixed stock option plans and the 1990 Employee Stock Purchase Plan in accordance with APB Opinion No. 25 and related Interpretations. Accordingly, no compensation cost related to these plans has been charged to earnings. If we had determined compensation cost consistent with the method of SFAS No. 123, our reported net earnings per share, on a diluted basis, was $.32 and $.40 for the second quarter and first half of 2002, respectively.

Segment Operating Results

United States

The United States experienced a decrease in revenues of 9.3% for the second quarter of 2002 compared to 2001 due to lower customer demand resulting from the economic slowdown. However, year-over-year revenue growth trends, especially in the Light Industrial sector, continued to improve throughout the period. Franchise acquisitions had a positive impact on revenue variances. Excluding these acquisitions, revenues declined 12.7% from the second quarter of 2001. For the first six months of 2002 compared to 2001, revenues decreased 15.5%, or 18.6% excluding acquisitions.

Operating unit profit (`OUP'), as a percent of revenues, in the United States was 1.7% and 2.3% for the second quarter of 2002 and 2001, respectively, and .4% and 1.9% for the first six months of 2002 and 2001, respectively. The year-over-year OUP percentage decline in the second quarter was mainly due to lower gross profit levels. The decrease in OUP percentage for the six-month period was primarily due to the deleveraging experienced by the lower revenue levels.

France

In France, on a local currency basis, revenues contracted 5.6% during the second quarter of 2002 compared to 2001 due to lower customer demand resulting from the economic slowdown. This decline is an improvement from the first quarter of 2002, where revenues, on a local currency basis, declined 14.1% compared to the first quarter of 2001. Revenues, on a local currency basis, for the first six months of 2002 compared to 2001 were down 9.8%.

During the second quarter of 2002 and 2001, OUP, as a percent of revenues, in France was 3.5% and 3.7% respectively. Year-over-year gross profit margin decreases were largely offset by the effect of continued cost control efforts. OUP, as a percent of revenue, for the first half of 2002 was relatively consistent with that experienced in 2001.

United Kingdom

United Kingdom revenues during the second quarter of 2002, on a constant currency basis, were 12.8% below the second quarter of 2001, which represents the continued lower demand for workers in the United Kingdom. On a constant currency basis, revenues decreased 13.1% during the first six months of 2002 compared to 2001. During the second quarter of 2002, there was a reduction in contact center business with three of our more significant customers in the United Kingdom, causing part of the year-over-year revenue decline.

In the United Kingdom, OUP as a percent of revenues, for the second quarter of 2002 was 1.3% compared to 2.7% in 2001. The decrease was a direct result of the lower gross profit levels. In the first half of 2002, OUP as a percent of revenues, was 1.1% compared to 2.7% for 2001.

Other Europe

In Other Europe, revenues, on a constant currency basis, during the second quarter of 2002 were consistent with that of the same period in 2001. During the second quarter of 2002, we experienced positive year-over-year growth in southern Europe, offset by continued negative variances in central and northern Europe. During the first six months of 2002 compared to 2001, revenues, on a constant currency basis, decreased 3.5%.

OUP, as a percent of revenues, in Other Europe was 3.1% and 3.7% for the second quarter of 2002 and 2001, respectively, and 2.8% and 3.8% for the first six months of 2002 and 2001, respectively. The year-over-year OUP percentage decrease is mainly a result of lower gross profit levels, as we had higher revenue growth in the countries with lower gross profit margins. This decline was partially offset by lower selling and administrative expenses as a result of our cost control efforts.

Other Operations

Revenues of Other Operations increased 21.0%, on a constant currency basis, during the second quarter of 2002 compared to 2001. Although recent acquisitions accounted for a majority of the increase, Other Operations posted organic revenue growth of 6.8% in constant currency. Revenues increased 21.5%, on a constant currency basis, during the first six months of 2002 compared to 2001, 5.2% of which was organic.

In Other Operations, OUP as a percent of revenues, for the second quarter of 2002 was .4%, which is consistent with that of the prior year. In the first six months of 2002 and 2001, the OUP percentage was 0% and .5%, respectively. The impact of higher gross profit acquisitions has been offset by continued investments in this segment.

Acquisitions

Three Months Ended June 30, 2002

The consolidated operating results for the second quarter of 2002 include the impact of recent acquisitions. Revenue growth in the period attributable to acquisitions was less than 2.5% of consolidated revenues, and gross margin improvement attributable to these acquisitions was 40 basis points (.4%). These acquisitions contributed less than 2.5% of the consolidated operating profit.

Six Months Ended June 30, 2002

The consolidated operating results for the first six months of 2002 include the impact of recent acquisitions. Revenue growth in the period attributable to acquisitions was less than 3% of consolidated revenues, and these acquisitions accounted for 40 basis points (.4%) of gross margin improvement. These acquisitions contributed less than 1.5% of the consolidated operating profit.

Three Months Ended March 31, 2002

The consolidated operating results for the first quarter of 2002 include the impact of recent acquisitions. Revenue growth in the quarter attributable to acquisitions was approximately 3.0% of consolidated revenues. These acquisitions accounted for 40 basis points (.4%) of gross margin improvement, however there was no significant impact on operating profit.

Liquidity and Capital Resources

Cash provided by operating activities was $38.1 million in the first six months of 2002 compared to $62.1 million for the same period in 2001. Excluding the changes in amounts advanced under the Receivables Facility, cash used by changes in working capital requirements was $38.8 million for the first half of 2002 compared to $37.6 million in cash provided during 2001. This change is primarily a result of higher accounts receivable balances in 2002 compared to 2001 due to the change in revenue growth trends, offset by a one day reduction in Days Sales Outstanding (`DSO'). Cash provided by operating activities before changes in working capital requirements was $76.9 million and $104.5 million in the first half of 2002 and 2001, respectively. This decrease is a result of lower earnings levels in 2002.

Capital expenditures were $31.0 million in the first half of 2002 compared to $43.9 million during the first half of 2001. In general, expenditures during 2002 were lower than 2001 levels due to fewer new office openings as a result of the economic slowdown. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs.

During the first half of 2002, we acquired certain companies, primarily U.S. franchises, and made other acquisition-related payments totaling $29.6 million. In addition, during June 2002, we acquired an equity interest in one of our U.S. franchises in exchange for $15.0 million of our common stock (approximately 390,000 shares).

Net cash provided by borrowings was $17.3 million and $79.2 million in the six months of 2002 and 2001, respectively. This decrease relates to the decreased level of capital expenditures and acquisitions. The amounts shown as Proceeds from long-term debt and Repayment of long-term debt relate primarily to commercial paper borrowings.

As of June 30, 2002, we had aggregate commitments related to debt and operating leases that totaled $1.2 billion. We had $1.1 billion in aggregate commitments related to debt, operating leases and the forward repurchase agreement as of December 31, 2001. This increase was due primarily to an increase in foreign currency exchange rates over the respective period. During March 2002, we repurchased the remaining 900,000 shares of common stock under the forward repurchase agreement at a cost of $30.7 million. No further obligations exist under this agreement.

Accounts receivable increased to $2,226.8 million at June 30, 2002 from $1,917.8 million at December 31, 2001. Changes in foreign currency exchange rates during the first half of 2002 increased the receivable balance by approximately $163 million. The remaining increase is a result of higher business volume. There were no amounts advanced under the Receivables Facility as of June 30, 2002, or December 31, 2001. As of June 30, 2001, there was $65.0 million advanced under this facility.

As of June 30, 2002, we had borrowings of $197.1 million and letters of credit of $71.5 million outstanding under our $450.0 million five-year credit facility, and borrowings of $57.1 million outstanding under our U.S. commercial paper program. Commercial paper borrowings, which are backed by the five-year credit facility, have been classified as long-term debt due to the availability to refinance them on a long-term basis under this facility.

Our $450.0 million five-year credit facility and $300.0 million 364-day revolving credit facility require, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.75 to 1 throughout 2002 (less than 3.25 to 1 beginning in March 2003) and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 3.52 to 1 and a fixed charge ratio of 2.22 to 1 as of June 30, 2002. Based upon our forecasts for the remainder of the year, we believe we will remain in compliance with these covenants.

We and some of our foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of June 30, 2002, such lines totaled $179.0 million, of which $144.6 million was unused.

Our unsecured zero-coupon convertible debentures, due August 17, 2021 ("Debentures"), allow holders of the Debentures to require us to repurchase these Debentures at the issue price, plus accreted original issue discount, on the first, third, fifth, tenth and fifteenth anniversary dates. We have the option to settle this obligation in cash, common stock, or a combination thereof. As indicated in our press release dated July 17, 2002, we have formally elected to settle any "put" on the first anniversary date in cash. Under the current economic environment, we do not anticipate that the Debentures will be "put" on the first anniversary date. However, if a "put" does become likely for a substantial amount of the Debentures, we may alter the terms of the agreement with the holders of the Debentures to prevent a "put." Our intent is to settle any future "put" in cash. In the event of a significant change in the economic environment, we may choose to settle a future "put" with common stock, which may have a dilutive effect on existing shareholders.

During June 2002, Moody's Corporation downgraded our credit rating one notch from Baa2 to Baa3. During April 2002, Standard & Poor's (`S&P') changed our credit rating outlook from neutral to negative, and then in August 2002, S&P issued a press release indicating that we have been put on "CreditWatch" with negative implications, which may result in our credit rating being downgraded later this year. Our current rating with S&P is BBB and according to the press release, "the downgrade potential is limited to one notch, to the BBB- level." The results of these actions did not have a significant impact on our credit facilities, however if S&P does downgrade our rating to BBB-, the facility fee and interest rate charged on our revolving credit agreements will increase by ..05% and .175%, respectively. Given our current debt levels, these increases will not significantly impact our total facility fees and interest expense.

Subsequent to June 30, 2002, we extended our Receivables Facility to expire in July 2003 and this agreement may be extended further with the financial institution's consent. There were no other significant changes made to the terms of this agreement.

On April 30, 2002, the Board of Directors declared a cash dividend of $.10 per share which was paid on June 14, 2002 to shareholders of record on June 3, 2002.

Regulation

During July 2002, the French government announced that they would be reviewing certain of their social programs later this year, including the 35-hour workweek, minimum working wage and social contribution subsidies. As no specific changes have been announced, we cannot currently estimate the impact, if any, on the future results of our French operations or our consolidated financial statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. All forward-looking statements involve risks and uncertainties. The information under the heading "Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Some or all of the factors identified in our Report on Form 10-K may be beyond our control. Forward-looking statements can be identified by words such as "expect", "anticipate", "intend", "plan", "may", "will", "believe", "seek", "estimate", and similar expressions. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Our 2001 Annual Report on Form 10-K contains certain disclosures about market risks affecting the Company. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

                           PART II - OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders

On April 30, 2002, at the Company's Annual Meeting of Shareholders (the "Annual Meeting") the shareholders of the Company voted on proposals to: (1) elect three directors to serve until 2005 as Class III directors; (2) approve a performance-based incentive compensation arrangement for the Company's Chief Executive Officer and the Company's Chief Financial Officer; and (3) approve a shareholder proposal on non-audit services. In addition, Dennis Stevenson, John
R. Walter and Jeffrey A. Joerres continued as Class I directors (term expiring
2003), and J. Ira Harris, Terry A. Hueneke and Willie D. Davis continued as Class II directors (term expiring 2004). Dudley J. Godfrey, Jr. and Marvin B. Goodman, whose terms as Class III directors expired at the Annual Meeting, did not stand for re-election. The results of the proposals voted upon at the Annual Meeting are as follows:

                                                                                                            Broker
                                                           For         Against     Withheld    Abstain     Non-Vote
                                                           ---         -------     --------    -------     --------

  1.  a)  Election of J. Thomas Bouchard                 64,539,696          -     1,173,720        -           -

      b)  Election of Rozanne L. Ridgway                 64,992,435          -       720,981        -           -

      c)  Election of Edward J. Zore                     64,539,304          -     1,174,112        -           -

  2.  Approval of performance-based incentive
      compensation arrangement for the Company's
      Chief Executive Officer and the Company's
      Chief Financial Officer                            63,804,145    1,763,314          -     145,957         -

  3.  Approval of a shareholder proposal on
      non-audit services                                 10,911,293   49,196,281          -     808,108    4,797,734


Item 5 - Other Information

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 were reviewed by the SEC as part of their normal review process. As a result of the SEC's review, we have added additional disclosure to our Management's Discussion and Analysis of Financial Condition and Results of Operations (`MD&A') discussing the impact of acquisitions on our operating results in each of the quarters and first six months of this year. We will also file a Form 10-K/A for the fiscal year ended December 31, 2001 to add the following discussion in MD&A related to the impact of acquisitions on our operating results for the years ended December 31, 2001 and 2000:

         Year Ended December 31, 2001

         Included in the 2001 consolidated operating results is the impact of acquisitions. Revenue growth in 2001 attributable to acquisitions was less than 2% of 2001 consolidated revenues, and gross margin improvement attributable to these acquisitions was 30 basis points (.3%). The impact on operating profit of these acquisitions was not significant.

         Acquisitions made during 2000 and 2001, in total, had revenues of approximately 4% of 2001 consolidated revenues and accounted for approximately 5% of consolidated gross profit. They experienced an operating loss of approximately 5% of consolidated operating profit. Excluding goodwill amortization, the operating loss of these acquisitions was less than 1% of consolidated operating profit.

         Year Ended December 31, 2000

         Included in the 2000 consolidated operating results is the impact of acquisitions. Revenue growth attributable to acquisitions was less than 2.5% of consolidated revenues, and gross margin improvement attributable to these acquisitions was 10 basis points (.1%). These acquisitions did not have a significant impact on consolidated operating profit.

Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits
       --------

       10.1 Employment Agreement between Barbara Beck and Manpower Inc. dated as of December 18, 2001.

       10.2   Description of Bonus Arrangement for Yoav Michaely.

       10.3   Description of Bonus Arrangement for Jean-Pierre Lemonnier.

       12.1   Statement Regarding Computation of Ratio of Earnings to Fixed
              Charges.

       99.1 Statement of Jeffery A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

       99.2 Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

   (b) We filed one current report on Form 8-K dated April 16, 2002 with respect to Item 4 - Changes in Registrant's Certifying Accountant.

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







                                                    MANPOWER INC.
                                   ---------------------------------------------
                                                    (Registrant)





Date:  August 13, 2002              /s/ Michael J. Van Handel
                                   ---------------------------------------------
                                    Michael J. Van Handel
                                    Executive Vice President, Chief Financial
                                    Officer and Secretary (Signing on behalf of
                                    the Registrant and as the Principal
                                    Financial Officer and Principal Accounting
                                    Officer)