Form 10-K/A
period 2001-12-31
MANPOWER INC /WI/
filed 2002-09-03
CIK 871763

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                         ------------------------------

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

                            EXPLANATION OF AMENDMENT

         Our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 was reviewed by the Securities and Exchange Commission ("Commission") as part of their normal review process. In response to comments received from the Commission, we have amended Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of that filing to add additional disclosure related to the impact of acquisitions on our operating results for the years ended December 31, 2001 and 2000.


================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF OPERATIONS

         Manpower Inc. (the "Company") is a global staffing leader delivering high-value staffing and workforce management solutions worldwide. Through a systemwide network of over 3,900 offices in 61 countries, the Company provides a wide range of human resource services including professional, technical, specialized, office and industrial staffing; temporary and permanent employee testing, selection, training and development; and organizational-performance consulting.

         The staffing industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions in annual revenues. It is also a highly competitive industry, reflecting several trends in the global marketplace, notably increasing demand for skilled people and consolidation among customers and in the industry itself.

         The Company attempts to manage these trends by leveraging established strengths, including one of the staffing industry's best-recognized brands; geographic diversification; size and service scope; an innovative product mix; and a strong customer base. While staffing is an important aspect of our business, our strategy is focused on providing both the skilled employees our customers need and high-value workforce management solutions.

         Systemwide information referred to throughout this discussion includes both Company-owned branches and franchises. The Company generates revenues from sales of services by its own branch operations and from fees earned on sales of services by its franchise operations. Systemwide sales reflects sales of Company-owned branch offices and sales of franchise offices. (See Note 1 to the Consolidated Financial Statements for further information.)

Systemwide Sales (in millions of U.S. dollars)

United States         3,114.8
France                3,766.4
United Kingdom        1,489.3
Other Europe          2,085.1
Other Countries       1,323.5

Systemwide Offices (as of December 31, 2001)

United States         1,121
France                  985
United Kingdom          312
Other Europe          1,021
Other Countries         481

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

CONSOLIDATED RESULTS -- 2001 COMPARED TO 2000

         Systemwide sales decreased 5.3% to $11.8 billion in 2001 from $12.4 billion in 2000.

         Revenues from services decreased 3.3%. Revenues were unfavorably impacted during the year by changes in currency exchange rates, as the U.S. Dollar strengthened relative to many of the functional currencies of the Company's foreign subsidiaries. Revenues were flat at constant exchange rates. Acquisitions had a favorable impact of 1.3% on 2001 consolidated revenues, on a constant currency basis.

         Operating profit declined 23.6% during 2001. As a percentage of revenues, Operating profit was 2.3% compared to 2.9% in 2000. This decrease in operating profit margin reflects the de-leveraging of the business caused by the slowing revenue growth coupled with the Company's continued investment in certain expanding markets and strategic initiatives.

         Gross profit increased .5% during 2001, as the gross profit margin improved 70 basis points (.7%) to 18.7% in 2001 from 18.0% in 2000. The improved margin is due primarily to a change in business mix to higher value services and to improved pricing in most major markets.

         Selling and administrative expenses increased 5.1% during 2001. As a percent of Gross profit, these expenses were 87.9% in 2001 and 84.0% in 2000. The increase in this percentage reflects the de-leveraging of the business, as discussed above. The growth in Selling and administrative expenses declined throughout the year, as the Company made a concerted effort to control costs in response to the economic slowdown. Selling and administrative expenses were flat in the fourth quarter of 2001 compared to the fourth quarter of 2000. The Company added 235 offices during 2001 as it invested in expanding markets, such as Italy, and in acquisitions.

         Interest and other expenses decreased $6.1 million during 2001, due primarily to a $4.5 million decrease in the loss on the sale of accounts receivable and a $2.1 million decline in foreign exchange losses. The loss on the sale of accounts receivable decreased in 2001 due to a decrease in the average amount advanced under the U.S. Receivables Facility (the "Receivables Facility"). (See Note 4 to the Consolidated Financial Statements for further information.) Net interest expense was $28.8 million in 2001 compared to $27.7 million in 2000, as the effect of higher borrowings was offset by lower interest rates. Other income and expenses were $5.4 million in 2001 and $6.0 million in 2000, and consist of bank fees, other non-operating expenses, and in 2001, a gain on the sale of a minority-owned subsidiary and a write-down of an investment.

         The Company provided for income taxes at a rate of 37.1% in 2001 compared to 35.4% in 2000. The increase in the rate primarily reflects a shift in taxable income to relatively higher tax-rate countries and an increase in valuation allowances recorded against foreign net operating losses. The 2001 rate is different than the U.S. Federal statutory rate of 35% due to the impact of higher foreign income tax rates, taxes on foreign repatriations and non-deductible goodwill.

         Net earnings per share, on a diluted basis, decreased 27.0% to $1.62 in 2001 compared to $2.22 in 2000. The 2001 earnings per share, on a diluted basis, was negatively impacted by the lower currency exchange rates during the year. At constant exchange rates, 2001 diluted earnings per share would have been $1.72, a decrease of 22.5% from 2000. The weighted-average shares outstanding declined less than 1% from 2000. On an undiluted basis, net earnings per share was $1.64 in 2001 compared to $2.26 in 2000.

CONSOLIDATED RESULTS -- 2000 COMPARED TO 1999

         Systemwide sales increased 8.1% to $12.4 billion in 2000 from $11.5 billion in 1999. Revenues from services increased 11.0%.

         Revenues were unfavorably impacted during the year by changes in currency exchange rates, as the U.S. Dollar strengthened relative to the functional currencies of the Company's European subsidiaries. At constant exchange rates, the increase in revenues would have been 20.8%. The increase in revenue includes the impact of acquisitions made during 2000. Organic constant currency revenue growth was approximately 19%.

         Operating profit increased 34.8% during 2000. Excluding the impact of the $28.0 million of nonrecurring items recorded in 1999, related to employee severances, retirement costs and other associated realignment costs, Operating profit increased 20.2%. As a percentage of revenues, Operating profit, excluding the non-recurring items, increased 30 basis points (.3%) to 2.9% in 2000.

         Gross profit increased 14.2% during 2000, reflecting both the increase in revenues and an improvement in the gross profit margin. The gross profit margin improved to 18.0% in 2000 from 17.5% in 1999 due primarily to the enhanced pricing in France and the Company's continued focus on higher-margin business.

         Selling and administrative expenses increased 10.9% during 2000. Excluding the impact of the nonrecurring items recorded in 1999, Selling and administrative expenses increased 13.1%. As a percent of Gross profit, excluding nonrecurring items, these expenses were 84.0% in 2000 and 84.8% in 1999. This improvement was achieved despite the increased administrative costs in France resulting from the 35-hour workweek instituted during 2000 and the investments in Manpower Professional in the U.S. and new markets worldwide. The Company opened more than 285 offices during 2000, with the majority being opened throughout mainland Europe.

         Interest and other expenses increased $21.0 million during 2000 due primarily to higher net interest expense levels. Net interest expense was $27.7 million in 2000 compared to $9.3 million in 1999. This increased expense is due to higher borrowing levels required to finance the Company's acquisitions, the share repurchase program and the ongoing investments in its global office network.

         The Company provided for income taxes at a rate of 35.4% in 2000 compared to 27.1% in 1999. The increase in the rate primarily reflects the impact of the 1999 non-recurring items, including a one-time tax benefit of $15.7 million related to the Company's dissolution of a non-operating subsidiary. Without these nonrecurring items, the 1999 tax rate would have been 35.5%. The 2000 rate is different than the U.S. Federal statutory rate due to foreign repatriations, foreign tax rate differences, state income taxes and net operating loss carryforwards which had been fully reserved for in prior years.

         Net earnings per share, on a diluted basis, increased 16.2% to $2.22 in 2000 compared to $1.91 in 1999. Excluding the nonrecurring items recorded in 1999, diluted earnings per share was $1.92. The 2000 earnings per share, on a diluted basis, was negatively impacted by the lower currency exchange rates during the year. At constant exchange rates, 2000 diluted earnings per share would have been $2.52, an increase of 31.9% over 1999. The weighted-average shares outstanding decreased 2.0% for the year due to the Company's treasury stock purchases. On an undiluted basis, net earnings per share was $2.26 in 2000, which compares to $1.95 in 1999, excluding the nonrecurring items.

ACQUISITIONS

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

SEGMENT RESULTS

         The Company is organized and managed primarily on a geographical basis. Each country has its own distinct operations, is managed locally by its own management team and maintains its own financial reports. Each country reports directly or indirectly through a regional manager, to a member of executive management. Given this reporting structure, all of the Company's operations have been segregated into the following segments -- United States, France, United Kingdom, Other Europe and Other Countries. (See Note 13 to the Consolidated Financial Statements for further information.)

Revenues from Services (in Millions of U.S. Dollars)

United States           2,003.4
France                  3,766.4
United Kingdom          1,489.3
Other Europe            1,939.4
Other Countries         1,285.3

         United States -- Systemwide sales in the United States were $3.1 billion, a decrease of 18% from 2000. Revenues decreased 17% to $2.0 billion. These declines reflect a significant decrease in demand for our services in response to the deteriorating U.S. economy. The rate of revenue contraction compared to prior year grew during the year, with revenues down 3% in the first quarter and 25% in the fourth quarter. During the last five months of the year, the contraction appeared to stabilize with revenues trailing prior year by approximately 25%.

         In response to the declining revenue trends, the U.S. organization implemented a number of cost control initiatives. These initiatives resulted in a 7% decrease in selling and administrative expenses in 2001, or a $48 million reduction on an annualized run-rate basis, beginning with the second half of the year.

         Despite these cost reduction initiatives, the rate of expense reduction (-7%) lagged the decline in revenues (-17%) as management is committed to preserving a quality network of offices which will be necessary to fully benefit from anticipated revenue growth when the economy improves.

         Operating profit decreased 65% to $29.5 million in 2001, while the operating profit margin declined to 1.5% from 3.5% in 2000. This decline primarily reflects the impact of the selling and administrative expense de-leveraging caused by the revenue decline.

         The Company acquired two U.S. franchises during the year, adding approximately $38 million of revenue. The impact of these acquisitions on Operating profit was negligible.

                                    In Millions of U.S. Dollars
                                   99            00           01

United States:
   Revenue                      2,250.5       2,413.5      2,003.4
   Revenue growth                   5.0%          7.0%       (17.0)%
   Operating profit                80.3          84.6         29.5
   Operating profit growth          3.0%          5.0%       (65.0)%

         France -- Revenues in France decreased 2% in local currency to (Euro)
4.2 billion ($3.8 billion) in 2001 from (Euro) 4.3 billion ($3.9 billion) in 2000. During the year the Company experienced slowing demand for its services as the French economy continued to weaken. Revenue growth in the fourth quarter contracted 11.0% from the prior year level.

         Despite this decrease in revenues, our French organization was able to achieve improved operating profit margins. Operating profit margins improved to 3.6% in 2001, representing a 30 basis point (.3%) improvement over 2000 and a 90 basis point (.9%) improvement over 1999. Operating profit increased 7% in local currency in 2001, following a 49% improvement in 2000. These improvements are the result of enhanced pricing initiatives and effective cost control in response to the slowing French economy.

                                    In Millions of U.S. Dollars
                                   99            00           01
France:
   Revenue                      3,775.1       3,939.2      3,766.4
   Revenue growth                   4.0%          4.0%        (4.0)%
   Operating profit               100.9         130.6        135.7
   Operating profit growth         31.0%         29.0%         4.0%

         United Kingdom --The United Kingdom segment includes Manpower which provides services though 160 offices, Brook Street which provides services through 126 offices and Elan, a specialty IT staffing business, which provides services throughout Europe through 22 offices.

         Revenues for the U.K. segment grew 8% in constant currency reaching $1.5 billion for 2001. While demand for our services was not as strong in the second half of the year, the U.K. economy was stronger than many of the other markets in which the Company operates.

         The gross profit margin improved substantially during the year, increasing 190 basis points (1.9%). This reflects an improvement in business mix to more higher-value services and enhanced pricing.

         The operating profit margin declined 20 basis points (.2%) during the year primarily as a result of expense de-leveraging in the second half of the year as revenue levels began to trail the prior year.

                                    In Millions of U.S. Dollars
                                   99            00           01
United Kingdom
   Revenue                      1,170.3       1,453.1      1,489.3
   Revenue growth                   8.0%         24.0%         2.0%
   Operating profit                40.2          46.2         44.5
   Operating profit growth         (5.0)%        15.0%        (4.0)%

         Other Europe -- Revenues in the Other Europe segment grew 7% in constant currency during 2001, totaling $1.9 billion. The revenue growth rate has slowed from prior year levels, reflecting the softening European economy experienced during the last six months of the year.

         Operating profit declined 12% in constant currency during 2001 primarily as a result of the de-leveraging effect caused by the slowing revenue growth in many of the European countries, and the Company's continued investment in faster growing markets, such as Italy. Operating profit increases exceeded 14% in the Netherlands, Israel and Spain despite the declining revenues in those countries.

         During 2001, the Company opened almost 100 offices in the Other Europe markets, most of which were in Italy. Over 700 offices have been opened in the Other Europe markets during the past five years.

                                    In Millions of U.S. Dollars
                                   99            00           01
Other Europe:
   Revenue                      1,665.5       1,896.3      1,939.4
   Revenue growth                  29.0%         14.0%         2.0%
   Operating profit                68.0          89.1         75.9
   Operating profit growth         29.0%         31.0%       (15.0)%

         Other Countries -- Revenues in the Other Countries segment were $1.3 billion, increasing 22% in constant currency. The Company's largest operation within this segment is Japan, which represents approximately 43% of the segment's 2001 revenues. Revenues in Japan increased 34% in local currency, or 25% excluding acquisitions. This strong revenue growth was achieved despite the weak economy as secular trends toward flexible staffing remain very positive. The Company continues to invest in Japan and is well positioned to take advantage of future growth opportunities. Also included in this segment are Jefferson Wells International, Inc. ("Jefferson Wells") and The Empower Group ("Empower"). Jefferson Wells, which was acquired in July 2001, is a professional services provider of internal audit, accounting, technology and tax services. It operates a network of offices throughout the United States and Canada.

         Empower, which was formed in 2000, provides added-value human resource solutions and consulting services through a network of global offices. During 2001, the Company added to the strength of its Empower service offering with the integration of a number of smaller acquisitions. In total, Jefferson Wells and the newly acquired Empower companies added over $90 million of revenue in 2001.

         Operations in Mexico and Asia, excluding Japan, posted local currency revenue growth of 11% and 42%, respectively, in 2001 while improving operating profit margins. These results reflect the benefit of our continued investment in these regions, where we added 33 offices during the past two years.

         The operating profit margin for the segment overall declined during the year, due to the economic softening in many of these markets along with the Company's continued investments in this segment.

                                    In Millions of U.S. Dollars
                                   99            00           01
Other Countries:
   Revenue                        908.7       1,140.7      1,285.3
   Revenue growth                  40.0%         26.0%        13.0%
   Operating profit                10.6          13.2          8.9
   Operating profit growth        (36.0)%        24.0%       (32.0)%

CASH SOURCES

         Excluding the impact of the Receivables Facility, cash provided by operating activities was $281.0 million in 2001 and $212.9 million in 2000 compared to a $25.5 million use of cash in 1999. Including the impact of the Receivables Facility, cash provided by operating activities was $136.0 million in 2001 and $157.9 million in 2000 compared to a $.5 million use of cash in 1999. Changes in working capital significantly impacted cash flow. Cash provided by changes in working capital, excluding the Receivables Facility, was $59.8 million in 2001 compared to cash used to support working capital needs during 2000 and 1999 of $31.0 million and $275.2 million, respectively. The changes from 2000 to 2001 and from 1999 to 2000 are the result of the Company's continued focus on working capital management, evidenced by a reduction in consolidated Days Sales Outstanding (DSO) levels for much of 2001 and 2000. In addition, the change from 2000 to 2001 was also partially due to the decrease in working capital needs because of the declining revenue levels. Cash provided by operating activities before working capital changes was $221.2 million, $243.9 million and $249.7 million during 2001, 2000 and 1999, respectively.

         Accounts receivable decreased to $1,917.8 million at December 31, 2001 from $2,094.4 million at December 31, 2000. This decrease is primarily due to the declining revenue levels in many of our countries and a two-day reduction in DSO on a consolidated basis. These declines were offset somewhat by a $145.0 million reduction in the amount of accounts receivable sold under the Receivables Facility. The accounts receivable balance is also impacted by currency exchange rates. At constant exchange rates, the receivables balance would have been $102.8 million higher than reported.

         The Company records an Allowance for doubtful accounts as a reserve against the outstanding Accounts receivable balance. This allowance is calculated on a country-by-country basis with consideration for historical write-off experience, the current aging of receivables and a specific review for potential bad debts. The Allowance for doubtful accounts was $61.8 million and $55.3 million at December 31, 2001 and 2000, respectively.

         Net cash provided by borrowings was $313.0 million and $71.8 million in 2001 and 2000, respectively. Borrowings in 2001 and 2000 were used for acquisitions, investments in new and expanding markets, capital expenditures and repurchases of the Company's common stock.

CASH USES

         Capital expenditures were $87.3 million, $82.6 million and $74.7 million during 2001, 2000 and 1999, respectively. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs of $19.1 million, $6.9 million and $3.0 million in 2001, 2000 and 1999, respectively.

         In July 2001, the Company acquired Jefferson Wells for total consideration of approximately $174.0 million, including assumed debt. The acquisition of Jefferson Wells was originally financed through the Company's existing credit facilities.

         In January 2000, the Company acquired Elan Group Ltd. for total consideration of approximately $146.2 million, the remaining $30.0 million of which was paid during 2001.

         The Company has also acquired or invested in other companies throughout the world. The total consideration paid for such transactions, excluding the acquisitions of Jefferson Wells and Elan, was $95.8 million, $56.2 million and $18.8 million in 2001, 2000 and 1999, respectively.

         The Board of Directors has authorized the repurchase of 15 million shares under the Company's share repurchase program. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. At December 31, 2001, 9.0 million shares at a cost of $253.1 million have been repurchased under the program, $3.3 million of which were repurchased during 2001.

         During September 2000, the Company entered into a forward repurchase agreement to purchase shares of its common stock under its share repurchase program. Under the agreement, over a two-year period, the Company is required to repurchase a total of one million shares at a current price of approximately $34 per share, which approximates the market price at the inception of the agreement, plus a financing charge. The Company may choose the method by which it settles the agreement (i.e., cash or shares). As of December 31, 2001, 100,000 shares have been purchased under this agreement, leaving 900,000 shares to be purchased by September 2002.

         The Company paid dividends of $15.2 million, $15.1 million and $15.3 million in 2001, 2000 and 1999, respectively.

         Cash and cash equivalents increased by $64.1 million in 2001 compared to a decrease of $60.0 million in 2000 and an increase of $61.2 million in 1999.

        The Company has aggregate commitments related to debt, the forward repurchase agreement and operating leases as follows:



                                                                              THERE-
In Millions of U.S. Dollars         2002     2003    2004    2005     2006     AFTER

Long-term debt                      13.5      6.5     8.6    135.1    413.5    247.4
Short-term borrowings               10.2     --      --       --       --       --
Forward repurchase agreement        30.5     --      --       --       --       --
Operating leases                    67.5     55.2    40.2     31.1     22.9     48.0
                                   121.7     61.7    48.8    166.2    436.4    295.4


CAPITALIZATION

         Total capitalization at December 31, 2001 was $1,649.1 million, comprised of $834.8 million of debt and $814.3 million of equity. Debt as a percentage of total capitalization was 51% at December 31, 2001 compared to 43% in 2000.

Total Capitalization (in Millions of  U.S. Dollars)

                          97         98         99         00         01
Debt                    172.0      360.5      489.0      557.5      834.8
Equity                  617.5      668.9      650.6      740.4      814.3
Total capitalization    789.5    1,029.4    1,139.6    1,297.9    1,649.1

CAPITAL RESOURCES

         In August 2001, the Company received $240.0 million in gross proceeds related to the issuance of $435.4 million in aggregate principal amount at maturity of unsecured zero-coupon convertible debentures, due August 17, 2021 (the "Debentures"). These Debentures were issued at a discount to yield an effective interest rate of 3% per year and rank equally with all existing and future senior unsecured indebtedness of the Company. Gross proceeds were used to repay borrowings under the Company's unsecured revolving credit agreement and advances under the Receivables Facility. There are no scheduled cash interest payments associated with the Debentures.

         The Debentures are convertible into shares of the Company's common stock at an initial price of $39.50 per share if the closing price of the Company's common stock on the New York Stock Exchange exceeds specified levels or in certain other circumstances.

         The Company may call the Debentures beginning August 17, 2004 for cash at the issue price, plus accreted original issue discount. Holders of the Debentures may require the Company to purchase the Debentures at the issue price, plus accreted original issue discount, on the first, third, fifth, tenth and fifteenth anniversary dates. The Company may purchase these Debentures for either cash, the Company's common stock, or combinations thereof.

         The Company has (Euro) 150.0 million in unsecured notes due March 2005 and (Euro) 200.0 million in unsecured notes due July 2006.

         During November 2001, the Company entered into new revolving credit agreements with a syndicate of commercial banks. The new agreements consist of a $450.0 million five-year revolving credit facility (the "Five-year Facility") and a $300.0 million 364-day revolving credit facility (the "364-day Facility").

         The revolving credit agreements allow for borrowings in various currencies and up to $100.0 million of the Five-year Facility may be used for the issuance of standby letters of credit. Outstanding letters of credit totaled $65.5 million and $62.1 million as of December 31, 2001 and 2000, respectively. Additional borrowings of $449.9 million were available to the Company under these agreements at December 31, 2001.

         The interest rate and facility fee on both agreements, and the issuance fee paid for the issuance of letters of credit on the Five-year Facility, vary based on the Company's debt rating and borrowing level. Currently, on the Five-year Facility, the interest rate is LIBOR plus .725% and the facility and issuance fees are .15% and .725%, respectively. On the 364-day Facility, the interest rate is LIBOR plus .75% and the facility fee is .125%. The Five-year Facility expires in November 2006. The 364-day Facility expires in November 2002.

         The agreements require, among other things, that the Company comply with a Debt-to-EBITDA ratio of less than 3.75 to 1 in 2002 (less than 3.25 to 1 beginning in March 2003) and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreement, the Company had a Debt-to-EBITDA ratio of 2.69 to 1 and a fixed charge ratio of 2.52 to 1 as of December 31, 2001.

         Borrowings of $57.1 million were outstanding under the Company's $125.0 million U.S. commercial paper program. Commercial paper borrowings, which are backed by the Five-year Facility, have been classified as long-term debt due to the availability to refinance them on a long-term basis under this facility.

         In addition to the above, the Company and some of its foreign subsidiaries maintain separate lines of credit with local financial institutions to meet working capital needs. As of December 31, 2001, such lines totaled $163.0 million, of which $152.8 million was unused.

         A wholly-owned U.S. subsidiary of the Company has an agreement to sell, on an ongoing basis, up to $200.0 million of an undivided interest in its accounts receivable. There were no receivables sold under this agreement at December 31, 2001. Unless extended by amendment, the agreement expires in December 2002. (See Note 4 to the Consolidated Financial Statements for further information.)

         The Company's principal ongoing cash needs are to finance working capital, capital expenditures, acquisitions and the share repurchase program. Working capital is primarily in the form of trade receivables, which increase as revenues increase. The amount of financing necessary to support revenue growth depends on receivable turnover, which differs in each market in which the Company operates.

         The Company believes that its internally generated funds and its existing credit facilities are sufficient to cover its near-term projected cash needs. With revenue increases or additional acquisitions or share repurchases, additional borrowings under the existing facilities would be necessary to finance the Company's cash needs.

SIGNIFICANT MATTERS AFFECTING RESULTS OF OPERATIONS

MARKET RISKS

         The Company is exposed to the impact of foreign currency fluctuations and interest rate changes.

EXCHANGE RATES

         The Company's exposure to exchange rates relates primarily to its foreign subsidiaries and its Euro and Yen denominated borrowings. For its foreign subsidiaries, exchange rates impact the U.S. Dollar value of their reported earnings, the Company's investments in the subsidiaries and the inter-company transactions with the subsidiaries.

         Approximately 80% and 90% of the Company's revenues and operating profits, respectively, are generated outside of the United States, the majority of which are in Europe. As a result, fluctuations in the value of foreign currencies against the dollar may have a significant impact on the reported results of the Company. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the weighted average exchange rate for the year. Consequently, as the value of the dollar strengthens relative to other currencies in the Company's major markets, as it did in the European markets during 2001, the resulting translated revenues, expenses and operating profits are lower. Using constant exchange rates, 2001 revenues and operating profits would have been approximately 3% and 4% higher than reported, respectively.

         Fluctuations in currency exchange rates also impact the U.S. Dollar amount of Shareholders' equity of the Company. The assets and liabilities of the Company's non-U.S. subsidiaries are translated into United States Dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in Shareholders' equity as a component of Accumulated other comprehensive income (loss). The dollar was stronger relative to many of the foreign currencies at December 31, 2001 compared to December 31, 2000. Consequently, the Accumulated other comprehensive income (loss) component of Shareholders' equity decreased $35.4 million during the year. Using the year-end exchange rates, the total amount permanently invested in non-U.S. subsidiaries at December 31, 2001 is approximately $1.6 billion.

         As of December 31, 2001, the Company had $488.8 million of long-term borrowings denominated in Euro ($397.6 million) and Yen ($91.2 million). These borrowings provide a hedge of the Company's net investment in subsidiaries with the related functional currencies. Since the Company's net investment in these subsidiaries exceeds the respective amount of the borrowings, all translation gains or losses related to these borrowings are included as a component of Accumulated other comprehensive income (loss). The Accumulated other comprehensive income (loss) component of Shareholders' equity increased $32.0 million during the year due to the currency impact on these borrowings.

         Although currency fluctuations impact the Company's reported results and Shareholders' equity, such fluctuations generally do not affect the Company's cash flow or result in actual economic gains or losses. Substantially all of the Company's subsidiaries derive revenues and incur expenses within a single country and consequently, do not generally incur currency risks in connection with the conduct of their normal business operations. The Company generally has few cross border transfers of funds, except for transfers to the United States for payment of license fees and interest expense on intercompany loans, and working capital loans made from the United States to the Company's foreign subsidiaries. To reduce the currency risk related to the loans, the Company may borrow funds under the revolving credit agreements in the foreign currency to lend to the subsidiary, or alternatively, may enter into a forward contract to hedge the loan. Foreign exchange gains and losses recognized on any transactions are included in the Consolidated Statements of Operations and historically have been immaterial. The Company generally does not engage in hedging activities, except as discussed above. As of December 31, 2001, there were no such hedges in place. The only derivative instruments held by the Company were interest rate swap agreements.

         The Company holds a 49% interest in its Swiss franchise, which holds an investment portfolio of approximately $73.5 million as of December 31, 2001. This portfolio is invested in a wide diversity of European and U.S. debt and equity securities as well as various professionally managed funds. To the extent that there are realized gains or losses related to this portfolio, the Company's ownership share is included in its Consolidated Statements of Operations.

INTEREST RATES

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's variable rate long-term debt obligations. The Company has historically managed interest rates through the use of a combination of fixed and variable rate borrowings and interest rate swap agreements. Excluding the impact of the swap agreements, the Company has $244.8 million in variable rate borrowings at a weighted-average interest rate of 2.53% and $590.0 million in fixed rate borrowings at a weighted-average interest rate of 4.74% as of December 31, 2001.

         The Company has various interest rate swap agreements in order to fix its interest costs on a portion of its Euro and Yen denominated variable rate borrowings. The Euro interest rate swap agreements have a notional value of
(Euro) 100.0 million ($89.0 million) which fix the interest rate, on a weighted-average basis, at 5.7% and expire in 2010. The Yen interest rate swap agreements have a notional value of (Yen) 8,150.0 million ($61.8 million), (Yen) 4,000.0 million ($30.3 million) of which fixes the interest rate at .9% and expires in 2003 and (Yen) 4,150.0 million ($31.5 million) of which fixes the interest rate at .8% and expires in 2006. The Company also had an interest rate swap agreement that expired in January 2001, which fixed the interest rate at 6.0% on $50.0 million of the Company's U.S. Dollar-based borrowings. At December 31, 2001, including the impact of the interest rate swap agreements, the Company effectively had $94.0 million and $740.8 million in variable and fixed rate borrowings, respectively, at a weighted average interest rate of 2.08% and 4.53%, respectively. The impact on interest expense recorded during 2001 was not material.

         A 21 basis point (.21%) move in interest rates on the Company's variable rate borrowings (10% of the weighted average variable interest rate, including the impact of the swap agreements) would have an immaterial impact on the Company's earnings before income taxes and cash flows in each of the next five years.

IMPACT OF ECONOMIC CONDITIONS

         One of the principal attractions of using temporary staffing solutions is to maintain a flexible supply of labor to meet changing economic conditions, therefore, the industry has been and remains sensitive to economic cycles. To help minimize the effects of these economic cycles, the Company provides a wide range of human resource services including professional, technical, specialized, office and industrial staffing; temporary and permanent employee testing, selection, training, and development; and organizational-development consulting. The Company believes that the breadth of its operations and the diversity of its service mix cushions it against the impact of an adverse economic cycle in any single country or industry. However, adverse economic conditions in any of its three largest markets, as was seen during much of 2001, would likely have a material impact on the Company's consolidated operating results.

THE EURO

         Twelve of the fifteen member countries of the European Union (the "participating countries") have established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the Euro. Beginning on January 1, 2002, Euro-denominated bills and coins were issued and legacy currencies are being withdrawn from circulation. The Company has significant operations in many of the participating countries. Since the Company's labor costs and prices are generally determined on a local basis, the impact of the Euro has been primarily related to making internal information systems modifications to meet employee payroll, customer invoicing and financial reporting requirements. Such modifications related to converting currency values and to operating in a dual currency environment during the transition period. Modifications of internal information systems occurred throughout the transition period and were mainly coordinated with other system-related upgrades and enhancements. All modifications have now been completed. The Company accounted for all such system modification costs in accordance with its existing policy and such costs were not material to the Company's Consolidated Financial Statements.

         The Company did not experience any significant problems associated with the conversion to the Euro currency on January 1, 2002 in any of the participating countries.

LEGAL REGULATIONS AND UNION RELATIONSHIPS

         The temporary employment services industry is closely regulated in all of the major markets in which the Company operates except the United States and Canada. Many countries impose licensing or registration requirements, substantive restrictions on temporary employment services, either on the temporary staffing company or the ultimate client company or minimum benefits to be paid to the temporary employee either during or following the temporary assignment. Countries also may restrict the length of temporary assignments, the type of work permitted for temporary workers or the occasions on which temporary workers may be used. Changes in applicable laws or regulations have occurred in the past and are expected in the future to affect the extent to which temporary employment services firms may operate. These changes could impose additional costs or taxes, additional record keeping or reporting requirements; restrict the tasks to which temporaries may be assigned; limit the duration of or otherwise impose restrictions on the nature of the temporary relationship (with the Company or the customer) or otherwise adversely affect the industry.

         In many markets, the existence or absence of collective bargaining agreements with labor organizations has a significant impact on the Company's operations and the ability of customers to utilize the Company's services. In some markets, labor agreements are structured on a national or industry-wide (rather than a company) basis. Changes in these collective labor agreements have occurred in the past, are expected to occur in the future, and may have a material impact on the operations of temporary staffing firms, including the Company.

ACCOUNTING CHANGES

         Since June 1998, the Financial Accounting Standards Board ("FASB") has issued SFAS Nos. 133, 137, and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended" or "Statements"). These Statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of Accumulated other comprehensive income (loss) and are recognized in the Consolidated Statements of Operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

         On January 1, 2001, the Company adopted SFAS No. 133, as amended. As a result of adopting this standard, the Company recognized the fair value of all derivative contracts as a net liability of $3.4 million on the balance sheet at January 1, 2001. This amount was recorded as an adjustment to Shareholders' equity through Accumulated other comprehensive income (loss). There was no impact on Net earnings.

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

         This statement was adopted by the Company on July 1, 2001. The Company has accounted for previous acquisitions under the purchase method and the related excess of purchase price over net assets was mainly goodwill, therefore, the adoption of this statement did not have a material impact on the Consolidated Financial Statements.

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

         The impairment testing provisions of this statement are effective for the Company on January 1, 2002. Within six months of adoption, the Company will perform an impairment test on all existing goodwill, which will be updated at least annually. The Company has not yet determined the extent of any impairment losses on its existing goodwill, however, any such losses are not expected to be material to the Consolidated Financial Statements.

         The non-amortization provisions of this statement related to goodwill resulting from business combinations between July 1, 2001 and December 31, 2001 were adopted as of July 1, 2001. The remaining non-amortization provisions of this statement were adopted as of January 1, 2002. Under the provisions of this statement, $16.8 million of the 2001 Amortization of intangible assets would not have been recorded.

SUBSEQUENT EVENT

         On March 11, 2002, the Company settled its forward repurchase agreement in cash by repurchasing the remaining 900,000 shares of common stock at an aggregate amount of $30.7 million. A total of one million shares have now been repurchased under this agreement, at a total cost of $34.0 million. The Company has no remaining obligations under this agreement. See Note 1 to the Company's Consolidated Financial Statements, included in its Annual Report to Shareholders for the fiscal year ended December 31, 2001, for further information about this agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.







                                                    MANPOWER INC.
                                        ------------------------------------
                                                     (Registrant)





Date:  September 3, 2002                /s/ Michael J. Van Handel
                                        ------------------------------------
                                        Michael J. Van Handel
                                        Executive Vice President, Chief
                                        Financial Officer and Secretary