Form 10-K/A
period 2001-12-31
MANPOWER INC /WI/
filed 2002-11-04
CIK 871763

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                        ------------------------------

                                 FORM 10-K/A
                               AMENDMENT NO. 2
                        ------------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
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

                           EXPLANATION OF AMENDMENT

         Our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 was reviewed by the Securities and Exchange Commission (the "Commission") as part of their normal review process. In response to comments received from the Commission, we filed Amendment No. 1 to our Form 10-K on September 3, 2002. In response to additional comments received from the Commission with respect to Amendment No. 1 to our Form 10-K, we have further amended Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of that filing to add additional disclosure related to the impact of acquisitions on our operating results for the years ended December 31, 2001 and 2000.

===============================================================================

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

CONSOLIDATED RESULTS - 2001 COMPARED TO 2000

         Systemwide sales decreased 5.3% to $11.8 billion in 2001 from $12.4 billion in 2000.

         Revenues from services decreased 3.3%. Revenues were unfavorably impacted during the year by changes in currency exchange rates, as the U.S. Dollar strengthened relative to many of the functional currencies of the Company's foreign subsidiaries. Revenues were flat at constant exchange rates. Revenue growth in 2001 attributable to acquisitions was approximately $180 million. Revenues excluding acquisitions decreased 5.0%, or 1.3% on a constant currency basis.

         Operating profit declined 23.6% during 2001. As a percentage of revenues, operating profit was 2.3% compared to 2.9% in 2000. This decrease in operating profit margin reflects the de-leveraging of the business caused by the slowing revenue growth coupled with the Company's continued investment in certain expanding markets and strategic initiatives. Acquisitions did not have a significant impact on operating profit, or operating profit as a percentage of revenue, during the year.

         Gross profit increased .5% during 2001, as the gross profit margin improved 70 basis points (.7%) to 18.7% in 2001 from 18.0% in 2000. The improved margin is due primarily to a change in business mix to higher value services and to improved pricing in most major markets. The change in business mix to higher value services came primarily from acquisitions. Gross profit margin improvement attributable to acquisitions was 30 basis points (.3%) during 2001. Gross profit growth from acquisitions was approximately $56 million. Excluding acquisitions, gross profit decreased 2.5% and increased 1.5% on a constant currency basis.

         Acquisitions made during 2000 and 2001, in total, had revenues of approximately 4% of 2001 consolidated revenues and accounted for approximately 5% of consolidated gross profit. Gross profit margin improvement attributable to these acquisitions was 20 basis points (.2%) during 2001. They experienced an operating loss of approximately 5% of consolidated operating profit. Excluding goodwill amortization, the operating loss of these acquisitions was less than 1% of consolidated operating profit.

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

CONSOLIDATED RESULTS - 2000 COMPARED TO 1999

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

Revenue growth in 2000 included approximately $260 million attributable to acquisitions made during 2000. Revenues excluding acquisitions increased 8.3%, or approximately 19% on a constant currency basis.

         Operating profit increased 34.8% during 2000. Excluding the impact of the $28.0 million of nonrecurring items recorded in 1999, related to employee severance, retirement costs and other associated realignment costs, operating profit increased 20.2%. As a percentage of revenues, operating profit, excluding the non-recurring items, increased 30 basis points (.3%) to 2.9% in 2000. Acquisitions did not have a significant impact on operating profit, or operating profit as a percentage of revenues, during the year.

         Gross profit increased 14.2% during 2000, reflecting both the increase in revenues and an improvement in the gross profit margin. The gross profit margin improved to 18.0% in 2000 from 17.5% in 1999 due primarily to the enhanced pricing in France and the Company's continued focus on higher-margin business. Gross profit margin improvement attributable to acquisitions was 10 basis points (.1%) during 2000. Gross profit growth from acquisitions was approximately $50 million. Excluding acquisitions, gross profit increased 11.3%, or 20.9% on a constant currency basis.

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

SEGMENT RESULTS

         The Company is organized and managed primarily on a geographical basis. Each country has its own distinct operations, is managed locally by its own management team and maintains its own financial reports. Each country reports directly or indirectly through a regional manager, to a member of executive management. Given this reporting structure, all of the Company's operations have been segregated into the following segments - United States, France, United Kingdom, Other Europe and Other Countries. (See Note 13 to the Consolidated Financial Statements for further information.)

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

         France -- Revenues in France decreased 2% in local currency to E4.2 billion ($3.8 billion) in 2001 from E4.3 billion ($3.9 billion) in 2000. During the year the Company experienced slowing demand for its services as the French economy continued to weaken. Revenue growth in the fourth quarter contracted 11.0% from the prior year level.

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

         Cash and cash equivalents increased by $64.1 million in 2001 compared to a decrease of $60.0 million in 2000 and an increase of $61.2 million in 1999.

        The Company has aggregate commitments related to debt, the forward repurchase agreement and operating leases as follows:

                                                                              THERE-
In Millions of U.S. Dollars         2002     2003    2004    2005     2006     AFTER
Long-term debt                      13.5      6.5     8.6    135.1    413.5    247.4
Short-term borrowings               10.2      -       -        -        -        -
Forward repurchase agreement        30.5      -       -        -        -        -
Operating leases                    67.5     55.2    40.2     31.1     22.9     48.0
                                   121.7     61.7    48.8    166.2    436.4    295.4

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

         The Company has E150.0 million in unsecured notes due March 2005 and E200.0 million in unsecured notes due July 2006.

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

         The interest rate and facility fee on both agreements, and the issuance fee paid for the issuance of letters of credit on the Five-year Facility, vary based on the Company's debt rating and borrowing level. Currently, on the Five-year Facility, the interest rate is LIBOR plus .725% and the facility and issuance fees are .15% and .725%, respectively. On the 364-day Facility, the interest rate is LIBOR plus .75% and the facility fee is ..125%. The Five-year Facility expires in November 2006. The 364-day Facility expires in November 2002.

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

         The Company has various interest rate swap agreements in order to fix its interest costs on a portion of its Euro and Yen denominated variable rate borrowings. The Euro interest rate swap agreements have a notional value of E100.0 million ($89.0 million) which fix the interest rate, on a weighted-average basis, at 5.7% and expire in 2010. The Yen interest rate swap agreements have a notional value of Yen8,150.0 million ($61.8 million), Yen4,000.0 million ($30.3 million) of which fixes the interest rate at .9% and expires in 2003 and Yen4,150.0 million ($31.5 million) of which fixes the interest rate at .8% and expires in 2006. The Company also had an interest rate swap agreement that expired in January 2001, which fixed the interest rate at 6.0% on $50.0 million of the Company's U.S. Dollar-based borrowings. At December 31, 2001, including the impact of the interest rate swap agreements, the Company effectively had $94.0 million and $740.8 million in variable and fixed rate borrowings, respectively, at a weighted average interest rate of 2.08% and 4.53%, respectively. The impact on interest expense recorded during 2001 was not material.

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

FORWARD-LOOKING STATEMENTS

         Statements made in this Annual Report that are not statements of historical fact are forward-looking statements. All forward-looking statements involve risks and uncertainties. The information under the heading "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause the Company's actual results to differ materially from those contained in the forward-looking statements. Some or all of the factors identified in the Company's Report on Form 10-K may be beyond the Company's control. Forward-looking statements can be identified by words as "expect", "anticipate", "intend", "plan", "may", "will", "believe", "seek", "estimate", and similar expressions. The Company cautions that any forward-looking statement reflects only the Company's belief at the time the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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







                                                    MANPOWER INC.
                                        -------------------------------------
                                                     (Registrant)





Date:  November 4, 2002                 /s/ Michael J. Van Handel
                                        -------------------------------------
                                        Michael J. Van Handel
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary

                                CERTIFICATIONS



     I, Jeffrey A. Joerres, Chairman and Chief Executive Officer of Manpower Inc., certify that:

         1.       I have reviewed this annual report on Form 10-K of Manpower
                  Inc.; and

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


         Date:  November 4, 2002        /s/ Jeffrey A. Joerres
                                        -------------------------------------
                                        By:      Jeffrey A. Joerres
                                        Title:   Chairman and
                                                 Chief Executive Officer





     I, Michael J. Van Handel, Executive Vice President and Chief
Financial Officer of Manpower Inc., certify that:

         1.       I have reviewed this annual report on Form 10-K of Manpower
                  Inc.; and

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


         Date:  November 4, 2002        /s/ Michael J. Van Handel
                                        -------------------------------------
                                        By:      Michael J. Van Handel
                                        Title:   Executive Vice President and
                                                 Chief Financial Officer