Form 10-Q/A
period 2002-03-31
MANPOWER INC /WI/
filed 2002-11-04
CIK 871763

================================================================================

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

                                                                                    SHARES
                                                                                  OUTSTANDING
        CLASS                                                                  AT MARCH 31, 2002
        --------                                                              -------------------
        Common Stock, $.01 par value                                               75,561,292

                            EXPLANATION OF AMENDMENT

        Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 was reviewed by the Securities and Exchange Commission (the "Commission") as part of their normal review process. In response to comments received from the Commission, we have amended Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of that filing to add additional disclosure related to the impact of acquisitions on our operating results for the three months ended March 31, 2002.
================================================================================

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended March 31, 2002 and 2001

Revenues decreased 13.9% to $2,284.0 million for the first quarter of 2002. Revenues were unfavorably impacted during the first quarter of 2002 compared to 2001 by changes in currency exchange rates, as the U.S. Dollar strengthened relative to many of the functional currencies of our foreign subsidiaries. At constant exchange rates, the decrease in revenues would have been 10.3%. Revenue growth in the first quarter of 2002 included approximately $70 million attributable to acquisitions. Revenues excluding acquisitions decreased 16.5%, or 12.7% on a constant currency basis.

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

Gross profit decreased 14.3% from $483.9 million for the first quarter of 2001 to $414.8 million for the first quarter of 2002. The gross profit margin of 18.2% for the first quarter of 2002 was consistent with the same period of 2001. Gross profit margin gains in France and Other Operations were due primarily to improved pricing and the higher-margin acquisitions. These gains were offset by decreases in the U.S., United Kingdom and Other Europe, caused by economic conditions and changes in business mix. On an organic constant currency basis, gross profit decreased 14.6% in the second quarter of 2002 compared to 2001. Gross profit growth attributable to acquisitions was approximately $20 million, and acquisitions had a 40 basis point (.4%) favorable impact on the gross profit margin in the first quarter of 2002.

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






                                                               MANPOWER INC.
                                       -----------------------------------------------------------
                                                               (Registrant)






Date:  November 4, 2002                /s/ Michael J. Van Handel
                                       -----------------------------------------------------------
                                       Michael J. Van Handel
                                       Executive Vice President, Chief Financial Officer, and
                                       Secretary (Signing on behalf of the Registrant and as the
                                       Principal Financial Officer and Principal Accounting
                                       Officer)

                                 CERTIFICATIONS



        I, Jeffrey A. Joerres, Chairman and Chief Executive Officer of Manpower Inc., certify that:

            1. I have reviewed this quarterly report on Form 10-Q of Manpower Inc.; and

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.


        Date:  November 4, 2002             /s/ Jeffrey A. Joerres
                                            ------------------------------------
                                            By:    Jeffrey A. Joerres
                                            Title: Chairman and
                                                   Chief Executive Officer




        I, Michael J. Van Handel, Executive Vice President and Chief Financial Officer of Manpower Inc., certify that:

            1. I have reviewed this quarterly report on Form 10-Q of Manpower Inc.; and

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.


        Date:  November 4, 2002             /s/ Michael J. Van Handel
                                            ------------------------------------
                                            By:    Michael J. Van Handel
                                            Title: Executive Vice President and
                                                   Chief Financial Officer