Form 10-Q/A
period 2002-06-30
MANPOWER INC /WI/
filed 2002-11-04
CIK 871763

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
                               Yes    X     No
                                     ---       ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 SHARES OUTSTANDING
            CLASS                                                 AT JUNE 30, 2002
            -------                                             -------------------
            Common Stock, $.01 par value                             76,546,107

                            EXPLANATION OF AMENDMENT

Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 was reviewed by the Securities and Exchange Commission (the "Commission") as part of their normal review process. In response to comments received from the Commission, we have amended Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of that filing to add additional disclosure related to the impact of acquisitions on our operating results for the three and six months ended June 30, 2002.

================================================================================

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results - Three Months Ended June 30, 2002 and 2001

Revenues decreased .7% to $2,602.9 million for the second quarter of 2002 from the same period in 2001. Revenues were favorably impacted by changes in foreign currency exchange rates during the second quarter of 2002 compared to 2001 due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. At constant exchange rates, revenues would have decreased 3.3%. Revenue growth in the second quarter of 2002 included approximately $65 million attributable to acquisitions. Revenues excluding acquisitions decreased 3.1%, or 5.7% on a constant currency basis.

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

Consolidated Operating Results - Six Months Ended June 30, 2002 and 2001

Revenues decreased 7.3% to $4,886.9 million for the first six months of 2002 compared to the same period in 2001. At constant foreign exchange rates, revenues would have decreased by 6.8%. An unfavorable impact from changes in exchange rates experienced during the first quarter of 2002 was offset by a favorable impact experienced during the second quarter of 2002. Revenue growth in the first six months of 2002 included approximately $135 million attributable to acquisitions. Revenues excluding acquisitions decreased 9.8%, or 9.3% on a constant currency basis.

Gross profit decreased 9.3% to $882.4 million for the first six months of 2002 compared to 2001. Gross profit margin decreased 40 basis points (.4%) from the first six months of 2001 to 18.1% in 2002. The gross profit margin gains experienced during the first quarter of 2002 compared to 2001 were offset by margin declines experienced during the second quarter of 2002. On an organic constant currency basis, gross profit decreased 13.2% in the first half of 2002 compared to 2001 and the gross profit margin in 2002 was 17.7%, excluding acquisitions. Gross profit growth attributable to acquisitions was approximately $40 million during the first six months of 2002.

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

Operating unit profit ('OUP'), as a percent of revenues, in the United States was 1.7% and 2.3% for the second quarter of 2002 and 2001, respectively, and .4% and 1.9% for the first six months of 2002 and 2001, respectively. The year-over-year OUP percentage decline in the second quarter was mainly due to lower gross profit levels. The decrease in OUP percentage for the six-month period was primarily due to the deleveraging experienced by the lower revenue levels.

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

Liquidity and Capital Resources

Cash provided by operating activities was $38.1 million in the first six months of 2002 compared to $62.1 million for the same period in 2001. Excluding the changes in amounts advanced under the Receivables Facility, cash used by changes in working capital requirements was $38.8 million for the first half of 2002 compared to $37.6 million in cash provided during 2001. This change is primarily a result of higher accounts receivable balances in 2002 compared to 2001 due to the change in revenue growth trends, offset by a one day reduction in Days Sales Outstanding ('DSO'). Cash provided by operating activities before changes in working capital requirements was $76.9 million and $104.5 million in the first half of 2002 and 2001, respectively. This decrease is a result of lower earnings levels in 2002.

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

During June 2002, Moody's Corporation downgraded our credit rating one notch from Baa2 to Baa3. During April 2002, Standard & Poor's ('S&P') changed our credit rating outlook from neutral to negative, and then in August 2002, S&P issued a press release indicating that we have been put on "CreditWatch" with negative implications, which may result in our credit rating being downgraded later this year. Our current rating with S&P is BBB and according to the press release, "the downgrade potential is limited to one notch, to the BBB- level." The results of these actions did not have a significant impact on our credit facilities, however if S&P does downgrade our rating to BBB-, the facility fee and interest rate charged on our revolving credit agreements will increase by ..05% and .175%, respectively. Given our current debt levels, these increases will not significantly impact our total facility fees and interest expense.

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







                                                MANPOWER INC.
                            ---------------------------------------------------
                                                (Registrant)



Date:  November 4, 2002      /s/ Michael J. Van Handel
                            ---------------------------------------------------
                             Michael J. Van Handel
                             Executive Vice President, Chief Financial Officer
                             and Secretary (Signing on behalf of the Registrant
                             and as the Principal Financial Officer and
                             Principal Accounting Officer)

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


      Date:  November 4, 2002                /s/ Jeffrey A. Joerres
                                             --------------------------------
                                             By:    Jeffrey A. Joerres
                                             Title: Chairman and
                                                    Chief Executive Officer




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


      Date:  November 4, 2002                 /s/ Michael J. Van Handel
                                             --------------------------------
                                             By:    Michael J. Van Handel
                                             Title: Executive Vice President and
                                                    Chief Financial Officer