Form 10-Q
period 2002-09-30
MANPOWER INC /WI/
filed 2002-11-04
CIK 871763

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                               SEPTEMBER 30, 2002

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
                                    Yes      X       No
                                           ------        ---------

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
                                    Yes      X       No
                                           ------        ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                           SHARES OUTSTANDING
               CLASS                                     AT SEPTEMBER 30, 2002
               -------                                --------------------------
               Common Stock, $.01 par value                    76,724,272



================================================================================

                         MANPOWER INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I            FINANCIAL INFORMATION

Item 1            Financial Statements (unaudited)

                         Consolidated Balance Sheets .........................................................3 - 4
                         Consolidated Statements of Operations....................................................5
                         Consolidated Statements of Cash Flows....................................................6
                         Notes to Consolidated Financial Statements..........................................7 - 11

Item 2            Management's Discussion and Analysis of Financial Condition and Results of Operations.....12 - 17

Item 3            Quantitative and Qualitative Disclosures about Market Risk.....................................18

Item 4            Controls and Procedures........................................................................18


PART II           OTHER INFORMATION AND SIGNATURES

Item 5            Other Information..............................................................................19

Item 6            Exhibits and Reports on Form 8-K...............................................................19


SIGNATURES          .............................................................................................20


CERTIFICATIONS      ........................................................................................21 - 22

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                     ASSETS


                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                              2002                 2001
                                                                        ------------------  -------------------
                                                                           (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                    $    236.6         $    245.8
Accounts receivable, less allowance for
    doubtful accounts of $71.8 and $61.8, respectively                          2,249.0            1,917.8
Prepaid expenses and other assets                                                  80.9               77.0
Future income tax benefits                                                         73.9               73.8
                                                                             ----------         ----------
    Total current assets                                                        2,640.4            2,314.4

OTHER ASSETS:

Intangible assets, less accumulated amortization of
    $45.2 and $42.4, respectively                                                 530.1              480.8
Investments in licensees                                                           61.6               44.7
Other assets                                                                      236.2              204.7
                                                                             ----------         ----------
    Total other assets                                                            827.9              730.2

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment                             501.3              465.4
Less:  accumulated depreciation and amortization                                  316.3              271.4
                                                                             ----------         ----------
     Net property and equipment                                                   185.0              194.0
                                                                             ----------         ----------
     Total assets                                                            $  3,653.3         $  3,238.6
                                                                             ==========         ==========



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    2002                2001
                                                                              ------------------  ------------------
                                                                                 (Unaudited)

CURRENT LIABILITIES:

Accounts payable                                                                   $     507.5         $     382.1
Employee compensation payable                                                            105.7                93.2
Accrued liabilities                                                                      283.3               234.9
Accrued payroll taxes and insurance                                                      301.9               300.8
Value added taxes payable                                                                326.4               255.9
Short-term borrowings and current maturities of long-term debt                            29.9                23.7
                                                                                   -----------         -----------
    Total current liabilities                                                          1,554.7             1,290.6

OTHER LIABILITIES:

Long-term debt                                                                           847.7               811.1
Other long-term liabilities                                                              325.0               322.6
                                                                                   -----------         -----------
   Total other liabilities                                                             1,172.7             1,133.7

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares,
  none issued                                                                                -                   -
Common stock, $.01 par value, authorized 125,000,000 shares,
  issued 86,669,472 and 85,173,961 shares, respectively                                     .9                  .9
Capital in excess of par value                                                         1,690.3             1,644.9
Accumulated deficit                                                                     (322.1)             (387.6)
Accumulated other comprehensive income (loss)                                           (159.4)             (190.8)
Treasury stock at cost, 9,945,200 and 9,045,200 shares, respectively                    (283.8)             (253.1)
                                                                                   -----------         -----------
   Total shareholders' equity                                                            925.9               814.3
                                                                                   -----------         -----------
   Total liabilities and shareholders' equity                                      $   3,653.3         $   3,238.6
                                                                                   ===========         ===========



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                    3 MONTHS ENDED              9 MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               --------------------------  --------------------------
                                                                   2002         2001           2002         2001
                                                               ------------- ------------  ------------- ------------
Revenues from services                                          $   2,885.9   $   2,675.4   $  7,772.8    $  7,947.4

Cost of services                                                    2,373.6       2,170.8      6,378.1       6,469.8
                                                                -----------   -----------   ----------    ----------
    Gross profit                                                      512.3         504.6      1,394.7       1,477.6

Selling and administrative expenses                                   435.1         436.2      1,247.0       1,294.4
                                                                -----------   -----------   ----------    ----------
    Operating profit                                                   77.2          68.4        147.7         183.2

Interest and other expense                                             11.3          10.4         28.9          29.2
                                                                -----------   -----------   ----------    ----------
    Earnings before income taxes                                       65.9          58.0        118.8         154.0

Provision for income taxes                                             25.4          20.9         45.7          55.4
                                                                -----------   -----------   ----------    ----------
    Net earnings                                                $      40.5   $      37.1   $     73.1    $     98.6
                                                                ===========   ===========   ==========    ==========

Net earnings per share                                          $       .53   $       .49   $      .96    $     1.30
                                                                ===========   ===========   ==========    ==========
Net earnings per share - diluted                                $       .52   $       .48   $      .94    $     1.28
                                                                ===========   ===========   ==========    ==========

Weighted average common shares                                         76.6          76.0         76.2          75.9
                                                                ===========   ===========   ==========    ==========
Weighted average common shares - diluted                               77.4          76.9         77.6          77.0
                                                                ===========   ===========   ==========    ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

 -------------------------------------------------------------------------------

                 SUPPLEMENTAL SYSTEMWIDE INFORMATION (UNAUDITED)
                                  (IN MILLIONS)

                                                                     3 MONTHS ENDED               9 MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                --------------------------   -------------------------
                                                                    2002         2001           2002         2001
                                                                ------------- ------------   ------------ ------------
 Systemwide Sales                                                $   3,183.5   $  3,000.2     $  8,615.6   $  8,955.4
                                                                ============= ============   ============ ============

Systemwide information represents the total of Company-owned branches and franchises.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                        9 MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   --------------------------
                                                                                      2002          2001
                                                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                    $    73.1     $    98.6
          Adjustments to reconcile net earnings to net cash
          provided by operating activities:
             Depreciation and amortization                                               48.9          62.3
             Deferred income taxes                                                        3.0          (6.6)
             Provision for doubtful accounts                                             15.2          15.4
             Changes in operating assets and liabilities:
                   Amounts advanced under the Receivables Facility                         -         (102.0)
                   Accounts receivable                                                 (172.8)         14.7
                   Other assets                                                          26.2         (21.1)
                   Other liabilities                                                     76.5          (3.7)
                                                                                    ---------     ---------

Cash provided by operating activities                                                    70.1          57.6
                                                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                (40.2)        (66.6)
    Acquisitions of businesses, net of cash acquired                                    (31.2)       (291.8)
    Proceeds from the sale of property and equipment                                      2.2           4.7
                                                                                    ---------     ---------
Cash used by investing activities                                                       (69.2)       (353.7)
                                                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in payables to banks                                                        .5         (49.2)
    Proceeds from long-term debt                                                        567.4         879.4
    Repayment of long-term debt                                                        (587.6)       (473.8)
    Proceeds from stock option and purchase plans                                        30.4           8.6
    Repurchase of common stock                                                          (30.7)         (3.3)
    Dividends paid                                                                       (7.6)         (7.6)
                                                                                    ---------     ---------
Cash (used) provided by financing activities                                            (27.6)        354.1

Effect of exchange rate changes on cash                                                  17.5          (6.8)
                                                                                    ---------     ---------
Net change in cash and cash equivalents                                                  (9.2)         51.2

Cash and cash equivalents, beginning of period                                          245.8         181.7
                                                                                    ---------     ---------

Cash and cash equivalents, end of period                                            $   236.6     $   232.9
                                                                                    =========     =========




SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                   $    30.1     $    33.5
                                                                                    =========     =========
    Income taxes paid                                                               $    59.9     $    96.6
                                                                                    =========     =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


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

(2) Accounts Receivable Securitization

During July 2002, we extended our Receivables Facility to expire in July 2003 and this agreement may be extended further with the financial institution's consent. There were no other significant changes made to the terms of this agreement.

(3) Debt

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We have historically managed interest rates through the use of a combination of fixed and variable rate borrowings and interest rate swap agreements.

During September 2002, we entered into derivative financial instruments to swap our EURO 150.0 unsecured notes, at 6.25%, due March 2005 to floating U.S. LIBOR, yielding an initial effective interest rate of 4.39%. These instruments expire in March 2005.

We designate these interest rate swaps as a fair value hedge, offsetting changes in the fair value of the notes due to fluctuations in interest rates. Changes in the fair value hedge and the fair value of the notes throughout the contract term will be reflected in the income statement. In addition, gains and losses arising from foreign exchange fluctuations throughout the contract term on the related derivative instruments will be recorded in the income statement, offsetting the foreign exchange gain or loss recorded on the notes. As of September 30, 2002, these instruments reduced interest expense by $.1.

During October 2002, we renewed our 364-day revolving credit facility with a syndicate of commercial banks. The availability under this facility was reduced from $300.0 to $285.0 and it now matures in October 2003. All other terms and conditions remain unchanged.

(4) Acquisitions

During the first nine months of 2002, we acquired certain companies, primarily U.S. franchises, and made other acquisition-related payments totaling $31.2. In addition, during June 2002, we acquired an equity interest in one of our U.S. franchises in exchange for $15.0 of our common stock (approximately 390,000 shares).

(5) Income Taxes

We provided for income taxes during the third quarter of 2002 at a rate of 38.5%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to foreign repatriations and higher foreign tax rates. For the year ended December 31, 2001, excluding the effect of goodwill amortization, we provided for income taxes at a rate of 35.1%. The estimated effective tax rate for 2002 is higher than the 2001 rate due to changes in the mix of taxable income between countries and various anticipated permanent book-tax differences.

(6) Earnings Per Share

The calculations of net earnings per share and net earnings per share - diluted are as follows:

                                                                       3 MONTHS ENDED          9 MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------- -----------------------
                                                                      2002        2001        2002        2001
                                                                   ----------- ----------- ----------- -----------
    Net earnings per share:
      Net earnings available to common shareholders                  $   40.5    $   37.1    $   73.1    $   98.6
      Weighted average common shares outstanding                         76.6        76.0        76.2        75.9
                                                                     --------    --------    --------    --------
                                                                     $    .53    $    .49    $   .96     $   1.30
                                                                     ========    ========    ========    ========

    Net earnings per share - diluted:
      Net earnings available to common shareholders                  $   40.5    $   37.1    $   73.1    $   98.6

      Weighted average common shares outstanding                         76.6        76.0        76.2        75.9
      Dilutive effect of stock options                                     .8          .9         1.4         1.1
                                                                     --------    --------    --------    --------
                                                                         77.4        76.9        77.6        77.0
                                                                     --------    --------    --------    --------
                                                                     $    .52    $    .48    $    .94    $   1.28
                                                                     ========    ========    ========    ========



The calculation of net earnings per share - diluted excludes shares related to stock options on which the exercise prices were in excess of the average market price for the respective period. There were .6 and 1.3 such shares excluded from the calculation for the three months ended September 30, 2002 and 2001, respectively, and .1 and 1.3 such shares excluded from the calculation for the nine months ended September 30, 2002 and 2001, respectively.

In addition, there were 6.1 shares of common stock that were contingently issuable under our convertible debentures for both 2002 and 2001. Such shares are excluded from the calculation of earnings per share - diluted based upon the terms of the convertible debentures and our intent to settle any potential "put" of the convertible debentures in cash.

The contingently issuable shares under the convertible debentures will be included in the calculation of net earnings per share - diluted when the shares become issuable under the conversion feature of the debentures. This will occur when, among other things, the average share price, is 110% of the accreted value of the debentures at the beginning of the conversion period, as defined by the agreement. Given the accreted value of the debentures at the beginning of the current conversion period, the average share price, during the period, will have to be approximately $45 per share for the shares to be issuable.

(7)  Shareholders' Equity


Comprehensive income (loss) consists of the following:

                                                                       3 MONTHS ENDED          9 MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------- -----------------------
                                                                      2002        2001        2002        2001
                                                                   ----------- ----------- ----------- -----------
    Net earnings                                                     $   40.5    $   37.1   $    73.1   $    98.6
    Other comprehensive income (loss) - net of tax:
        Foreign currency translation adjustments                          5.7        25.0        42.2       (25.5)
        Unrealized gain (loss) on available for sale securities          (2.4)       (5.9)       (5.2)       (6.6)
        Unrealized gain (loss) on derivative financial
          instruments                                                    (4.6)       (3.6)       (5.6)       (6.7)
                                                                     --------    --------   ---------   ---------
    Comprehensive income (loss)                                      $   39.2    $   52.6   $   104.5   $    59.8
                                                                     ========    ========   =========   =========

On April 30, 2002, the Board of Directors declared a cash dividend of $.10 per share which was paid on June 14, 2002 to shareholders of record on June 3, 2002.

On October 29, 2002, the Board of Directors declared a cash dividend of $.10 per share which is payable on December 16, 2002 to shareholders of record on December 3, 2002.

(8)  Interest and Other Expense (Income)


Interest and other expense (income) consists of the following:


                                                                       3 MONTHS ENDED          9 MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------- -----------------------
                                                                      2002        2001        2002        2001
                                                                   ----------- ----------- ----------- -----------
    Interest expense                                                 $   11.5    $   10.8    $   31.9    $   28.3
    Interest income                                                      (1.9)       (2.4)       (6.6)       (7.4)
    Foreign exchange (gains) losses                                       (.1)        (.3)        (.8)        (.5)
    Loss on sale of accounts receivable                                    .1         1.1          .3         5.1
    Miscellaneous, net                                                    1.7         1.2         4.1         3.7
                                                                     --------    --------    --------    --------
    Total                                                            $   11.3    $   10.4    $   28.9    $   29.2
                                                                     ========    ========    ========    ========

(9) Goodwill and Other Intangible Assets

During June 2001, the Financial Accounting Standards Board (`FASB') issued Statement of Financial Accounting Standards (`SFAS') No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill or identifiable intangible assets with an indefinite life. We adopted this statement on January 1, 2002.

This statement requires goodwill impairment reviews to be performed at least annually by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments that we report. The first step in this test is to compare each reporting unit's estimated fair value to its carrying value. If the reporting unit's estimated fair value is in excess of its carrying value, the test is complete and no impairment is recorded. However, if the reporting unit's estimated fair value is less than its carrying value, additional procedures are performed to determine if any impairment of goodwill exists. The calculation of estimated fair value required us to make estimates and assumptions about future operating results, which may differ from actual amounts. We have completed the test as of the date of adoption and for our 2002 review and have determined that there are no impairments related to the goodwill balances.

A summary of net earnings and net earnings per share, as if we had accounted for goodwill under SFAS No. 142 as of January 1, 2001, is as follows:


                                                                 3 MONTHS ENDED              9 MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                             -------------------------   -------------------------
                                                                2002         2001           2002         2001
                                                             ------------ ------------   ------------ ------------
    Adjusted net earnings:
        Reported net earnings                                 $     40.5   $     37.1     $     73.1   $     98.6
        Goodwill amortization                                          -          3.9              -         10.5
                                                              ----------   ----------     ----------   ----------
                                                              $     40.5   $     41.0     $     73.1   $    109.1
                                                              ==========   ==========     ==========   ==========

    Adjusted net earnings per share - basic:
        Reported net earnings                                 $      .53   $      .49     $      .96   $     1.30
        Goodwill amortization                                          -          .05              -          .14
                                                              ----------   ----------     ----------   ----------
                                                              $      .53   $      .54     $      .96   $     1.44
                                                              ==========   ==========     ==========   ==========

    Adjusted net earnings per share - diluted:
        Reported net earnings                                 $      .52   $      .48     $      .94   $     1.28
        Goodwill amortization                                          -          .05              -          .14
                                                              ----------   ----------     ----------   ----------
                                                              $      .52   $      .53     $      .94   $     1.42
                                                              ==========   ==========     ==========   ==========

(10) Segment Information

Segment information is as follows:

                                                                 3 MONTHS ENDED              9 MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                             -------------------------   -------------------------
                                                                2002         2001           2002         2001
                                                             ------------ ------------   ------------ ------------
    Revenues from services:
      United States  (a)                                      $    512.8   $    482.4     $  1,416.4   $  1,552.2
      France                                                     1,103.3        991.5        2,813.7      2,879.3
      United Kingdom                                               366.1        377.7        1,020.7      1,128.2
      Other Europe                                                 540.5        481.4        1,480.2      1,456.0
      Other Operations (b)                                         363.2        342.4        1,041.8        931.7
                                                              ----------   ----------     ----------   ----------
                                                              $  2,885.9   $  2,675.4     $  7,772.8   $  7,947.4
                                                              ==========   ==========     ==========   ==========

    Operating Unit Profit:
      United States                                           $     12.4   $      8.6     $     15.8   $     29.0
      France                                                        40.6         37.2           95.5         98.9
      United Kingdom                                                 7.3         13.7           14.8         33.6
      Other Europe                                                  24.0         20.6           50.1         57.5
      Other Operations                                               2.7          3.0            2.5          6.2
                                                              ----------   ----------     ----------   ----------
                                                              $     87.0   $     83.1     $    178.7   $    225.2
    Corporate expenses                                               9.8         10.2           30.9         29.9
    Amortization of intangible assets                                  -          4.5             .1         12.1
    Interest and other expense                                      11.3         10.4           28.9         29.2
                                                              ----------   ----------     ----------   ----------
        Earnings before income taxes                          $     65.9   $     58.0     $    118.8   $    154.0
                                                              ==========   ==========     ==========   ==========

(a) Systemwide sales in the United States, which includes sales of Company-owned branches and franchises, were $783.7 and $757.2 for the three months ended September 30, 2002 and 2001, respectively, and $2,162.1 and $2,420.2 for the nine months ended September 30, 2002 and 2001, respectively.

(b) This segment, formerly Other Countries, has been renamed Other Operations to more properly reflect the composition of the segment. There was no change to the historical composition of the segment.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Consolidated Operating Results - Three Months Ended September 30, 2002 and 2001

Revenues increased 7.9% to $2,885.9 million for the third quarter of 2002 from the same period in 2001. Revenues were favorably impacted by changes in foreign currency exchange rates during the third quarter of 2002 compared to 2001 due to the weakening of the U.S. dollar relative to the currencies in most of our non-U.S. markets. At constant exchange rates, revenues would have increased 1.3%. Revenue growth in the third quarter of 2002 attributable to acquisitions was approximately $25 million. Revenues excluding acquisitions increased 7.0%, or .4% on a constant currency basis, in the third quarter of 2002 compared to 2001.

Gross profit increased 1.5% to $512.3 million for the third quarter of 2002 compared to 2001. Gross profit margin decreased 110 basis points (1.1%) from the third quarter of 2001 to 17.8% in 2002. This decrease was primarily attributable to an unfavorable change in business mix and pricing pressures experienced throughout the world. Gross profit growth attributable to acquisitions was approximately $6 million. Excluding acquisitions, gross profit increased .4%, or decreased 5.9% on a constant currency basis, in the third quarter of 2002 compared to 2001. Acquisitions had no impact on the gross profit margin in the third quarter of 2002.

Selling and administrative expenses, excluding goodwill amortization during the third quarter of 2001, increased .7% to $435.1 million in the third quarter of 2002; however, these expenses decreased 4.9% on a constant currency basis. As a percent of revenues, excluding goodwill amortization in 2001, selling and administrative expenses were 15.1% in the third quarter of 2002 compared to 16.1% in the third quarter of 2001. As a percent of gross profit, excluding goodwill amortization in 2001, selling and administrative expenses were 84.9% in the third quarter of 2002 compared to 85.6% in the third quarter of 2001. The decreased expense levels, on a constant currency basis, and the improved expense trends are the result of our cost control initiatives implemented in all countries during the past year and the leveraging impact of our increasing revenue levels during the third quarter of 2002.

Operating profit increased 13.1% for the third quarter of 2002 compared to 2001 and operating profit, as a percent of revenues, was 2.7% and 2.6% for 2002 and 2001, respectively. Excluding goodwill amortization in 2001, operating profit increased 6.2% from 2001 and decreased 4.2% on a constant currency basis. Operating profit margin, excluding goodwill amortization in 2001, remained unchanged as the decline in gross profit margin was offset by the improved selling and administrative expense ratios. Acquisitions contributed approximately $2 million to operating profit during the third quarter of 2002. On an organic constant currency basis, excluding goodwill amortization in 2001, operating profit decreased 6.8% in the third quarter of 2002 compared to 2001.

Interest and other expense increased $.9 million from the third quarter of 2001 to $11.3 million in the third quarter of 2002. Net interest expense, including the loss on sale of accounts receivable, was $9.7 million in the third quarter of 2002 compared to $9.5 million in the third quarter of 2001. This increase is primarily a result of the stronger Euro exchange rate impacting our Euro-denominated interest expense. Miscellaneous expenses, net, also increased $.5 million from 2001 to 2002.

We provided for income taxes during the third quarter of 2002 at a rate of 38.5%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to foreign repatriations and higher foreign tax rates. For the year ended December 31, 2001, excluding the effect of goodwill amortization, we provided for income taxes at a rate of 35.1%. The estimated effective tax rate for 2002 is higher than the 2001 rate due to changes in the mix of taxable income between countries and various anticipated permanent book-tax differences.

On a diluted basis, net earnings per share was $.52 in the third quarter of 2002 compared to $.48 in the third quarter of 2001. The diluted net earnings per share for the third quarter of 2002 compared to 2001 was positively impacted by $.07 due to changes in foreign currency exchange rates. Excluding the effect of goodwill amortization, net earnings per share on a diluted basis was $.53 for the third quarter of 2001.

Consolidated Operating Results - Nine Months Ended September 30, 2002 and 2001

Revenues decreased 2.2% to $7,772.8 million for the first nine months of 2002 compared to the same period in 2001. At constant foreign currency exchange rates, revenues would have decreased 4.1%. The favorable impact from changes in exchange rates experienced during the second and third quarters of 2002 was slightly offset by an unfavorable impact in the first quarter of 2002. Revenue growth for the first nine months of 2002 attributable to acquisitions was approximately $155 million. Revenues excluding acquisitions decreased 4.1%, or 6.0% on a constant currency basis, for the first nine months of 2002 compared to 2001.

Gross profit decreased 5.6% to $1,394.7 million for the first nine months of 2002 compared to 2001. Gross profit margin decreased 70 basis points (.7%) from the first nine months of 2001 to 17.9% in 2002. The year-over-year gross profit margin declines experienced for the past two quarters are somewhat offset by gains experienced during the first quarter of 2002. Gross profit growth attributable to acquisitions was approximately $46 million. Excluding acquisitions, gross profit decreased 8.7%, or decreased 10.7% on a constant currency basis, for the first nine months of 2002 compared to 2001. Acquisitions had a positive impact of 20 basis points (.2%) on gross profit margin for the first nine months of 2002.

Selling and administrative expenses, excluding goodwill amortization during the first nine months of 2001, decreased 2.8% to $1,247.0 million in the first nine months of 2002 (4.2% on a constant currency basis). As a percent of revenues, excluding goodwill amortization in 2001, selling and administrative expenses were 16.0% in the first nine months of 2002 compared to 16.1% for the same period in 2001. As a percent of gross profit, excluding goodwill amortization in 2001, selling and administrative expenses were 89.4% and 86.8% in the first nine months of 2002 and 2001, respectively. The decline in the absolute level of these expenses and the improvement as a percent of revenue are due primarily to the continued cost control efforts and the increasing revenue levels in the second and third quarters. The expenses as a percent of gross profit lags prior year due to the decline in gross profit.

Operating profit decreased 19.4% for the first nine months of 2002 compared to 2001 and operating profit margin was 1.9% and 2.3% for 2002 and 2001, respectively. Excluding goodwill amortization in 2001, operating profit decreased 24.3% from 2001 (28.9% on a constant currency basis). This decrease was due primarily to the lower revenue and gross profit levels in 2002 compared to 2001 somewhat offset by the continued cost control efforts. Acquisitions contributed approximately $3 million to operating profit during the first nine months of 2002. On an organic constant currency basis, excluding goodwill amortization in 2001, operating profit decreased 30.2% in the first nine months of 2002 compared to 2001.

Interest and other expense decreased $.3 million from the first nine months of 2001 to $28.9 million in the first nine months of 2002. Net interest expense, including the loss on sale of accounts receivable, was $25.6 million in the first nine months of 2002 compared to $26.0 million in the first nine months of 2001. This decrease is primarily due to lower interest rates during 2002, offset somewhat by the result of the stronger Euro exchange rate impacting our Euro-denominated interest expense.

We provided for income taxes during the first nine months of 2002 at a rate of 38.5%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to foreign repatriations and higher foreign tax rates. For the year ended December 31, 2001, excluding the effect of goodwill amortization, we provided for income taxes at a rate of 35.1%. The estimated effective tax rate for 2002 is higher than the 2001 rate due to changes in the mix of taxable income between countries and various anticipated permanent book-tax differences.

On a diluted basis, net earnings per share was $.94 in the first nine months of 2002 compared to $1.28 for the same period in 2001. The diluted net earnings per share for the first nine months of 2002 compared to 2001 was positively impacted by $.09 due to changes in foreign currency exchange rates. Excluding the effect of goodwill amortization during the first nine months of 2001, net earnings per share on a diluted basis, was $1.42.

We currently account for all of our fixed stock option plans and the 1990 Employee Stock Purchase Plan in accordance with APB Opinion No. 25 and related Interpretations. Accordingly, no compensation cost related to these plans has been charged to earnings. If we determined compensation cost consistent with the method of SFAS No. 123, our reported net earnings per share, on a diluted basis, would be $.51 ($.01 less than the amount reported) and $.91 ($.03 less than the amount reported) for the third quarter and first nine months of 2002, respectively.

Segment Operating Results

United States

The United States experienced an increase in revenues of 6.3% for the third quarter of 2002 compared to 2001 due to improved customer demand, especially in the Light Industrial and Professional sectors. Franchise acquisitions had a positive impact on revenue growth. Excluding these acquisitions, revenues increased 2.5% from the third quarter of 2001. For the first nine months of 2002 compared to 2001, revenues decreased 8.7%, or 11.8% excluding acquisitions.

Operating unit profit (`OUP') margin in the United States was 2.4% and 1.8% for the third quarter of 2002 and 2001, respectively, and 1.1% and 1.9% for the first nine months of 2002 and 2001, respectively. The year-over-year increase in OUP margin in the third quarter was due to the leveraging impact of the increased revenue levels and the continued cost control efforts. The decrease in OUP margin for the nine-month period was primarily a result of lower gross profit levels caused by the decline in revenues during much of the period, and lower gross profit margins.

France

In France, revenues increased .5% in Euro during the third quarter of 2002 compared to 2001 due to slightly improved customer demand. This represents the second consecutive quarter of improved year-over-year revenue variances. Revenues, for the first nine months of 2002 compared to 2001 were down 6.3% in Euro.

During the third quarter of 2002 and 2001, OUP margin in France was 3.7% and 3.8% respectively. Year-over-year gross profit margin decreases were largely offset by the effect of continued cost control efforts. OUP margin for the first nine months of 2002, was 3.4%, consistent with that experienced in 2001.

United Kingdom

United Kingdom revenues during the third quarter of 2002, on a constant currency basis, were 10.4% below the third quarter of 2001, which represents the continued lower demand for workers in the United Kingdom, particularly in the IT sector. On a constant currency basis, revenues decreased 12.2% during the first nine months of 2002 compared to 2001. During the second quarter of 2002, there was a reduction in contact center business with three of our more significant customers in the United Kingdom, causing part of the year-over-year revenue declines.

In the United Kingdom, OUP margin for the third quarter of 2002 was 2.0% compared to 3.6% in 2001. The decrease was a direct result of the lower gross profit levels. In the first nine months of 2002, OUP margin was 1.4% compared to 3.0% for 2001.

Other Europe

In Other Europe, revenues, on a constant currency basis, during the third quarter of 2002 increased 1.5% from the same period in 2001. During the third quarter of 2002, we continued to experience year-over-year growth in southern Europe, offset by continued negative variances in central and northern Europe. During the first nine months of 2002 compared to 2001, revenues, on a constant currency basis, decreased 1.9%.

OUP margin in Other Europe was 4.4% and 4.3% for the third quarter of 2002 and 2001, respectively, and 3.4% and 4.0% for the first nine months of 2002 and 2001, respectively. The improved OUP margin for the third quarter was a result of the increase in revenues, along with our cost control efforts. The decline in OUP margin for the first nine months of 2002 was due primarily to lower gross profit levels, as we had higher revenue growth in the countries with lower gross profit margins.

Other Operations

Revenues of Other Operations increased 9.0%, on a constant currency basis, during the third quarter of 2002 compared to 2001. Acquisitions did not have a significant impact on the revenue growth experienced in the third quarter of 2002. During the first nine months of 2002 compared to 2001, revenues increased 16.9%, on a constant currency basis. Although acquisitions accounted for a portion of this increase, Other Operations posted organic revenue growth of 6.4% for the first nine months of 2002 compared to 2001.

In Other Operations, OUP margin for the third quarter of 2002 was .8% compared to .9% for the same period in 2001. In the first nine months of 2002 and 2001, OUP margin was .3% and .7%, respectively. The impact of higher gross profit acquisitions has been offset by continued investments in this segment.

Liquidity and Capital Resources

Cash provided by operating activities was $70.1 million in the first nine months of 2002 compared to $57.6 million for the same period in 2001. Excluding the changes in amounts advanced under the Receivables Facility, cash used by changes in working capital requirements was $70.1 million and $10.1 million for the first nine months of 2002 and 2001, respectively. This change is primarily a result of higher accounts receivable balances in 2002 compared to 2001, due to increased revenue levels in 2002, offset by a three-day reduction in Days Sales Outstanding. Cash provided by operating activities before changes in working capital requirements was $140.2 million and $169.7 million in the first nine months of 2002 and 2001, respectively. This decrease is a result of lower earnings levels during 2002 compared to the same period in 2001.

Capital expenditures were $40.2 million in the first nine months of 2002 compared to $66.6 million during the first nine months of 2001. Capital expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. In general, expenditures during 2002 were lower than 2001 levels due to fewer new office openings as a result of the economic slowdown.

During the first nine months of 2002, we acquired certain companies, primarily U.S. franchises, and made other acquisition-related payments totaling $31.2 million. In addition, during June 2002, we acquired an equity interest in one of our U.S. franchises in exchange for $15.0 million of our common stock (approximately 390,000 shares).

Net repayments of borrowings were $19.7 million for the first nine months of 2002 compared to net proceeds from borrowings of $356.4 million in the first nine months of 2001. The net repayments in 2002 were a result of the lower level of capital expenditures and acquisitions. The proceeds in 2001 mainly relate to the issuance of our convertible debentures. The 2002 amounts shown as Proceeds from long-term debt and Repayment of long-term debt relate primarily to commercial paper borrowings.

As of September 30, 2002, we had aggregate commitments related to debt and operating leases that totaled approximately $1,140.0 million. We had $1,130.2 million in aggregate commitments related to debt, operating leases and the forward repurchase agreement as of December 31, 2001. This increase was due primarily to an increase in foreign currency exchange rates over the respective period offset by debt repayments made during the third quarter of 2002 and our settlement of the forward repurchase agreement. During March 2002, we repurchased the remaining 900,000 shares of common stock under the forward repurchase agreement at a cost of $30.7 million. No further obligations exist under this agreement.

Accounts receivable increased to $2,249.0 million at September 30, 2002 from $1,917.8 million at December 31, 2001. Changes in foreign currency exchange rates during the first nine months of 2002 increased the receivable balance by approximately $165 million. The remaining increase is a result of higher business volume during the third quarter of 2002 compared to 2001. There were no amounts advanced under the Receivables Facility as of September 30, 2002, or December 31, 2001. As of September 30, 2001, there was $43.0 million advanced under this facility.

During July 2002, we extended the Receivables Facility to expire in July 2003 and this agreement may be extended further with the financial institution's consent. There were no other significant changes made to the terms of this agreement.

As of September 30, 2002, we had borrowings of $199.1 million and letters of credit of $71.7 million outstanding under our $450.0 million five-year credit facility, and borrowings of $37.5 million outstanding under our U.S. commercial paper program. Commercial paper borrowings, which are backed by the five-year credit facility, have been classified as long-term debt due to the availability and intent to refinance them on a long-term basis under this facility.

During October 2002, we renewed our 364-day revolving credit facility with a syndicate of commercial banks. The availability under this facility was reduced from $300.0 million to $285.0 million and it now matures in October 2003. All other terms and conditions remain unchanged.

Our $450.0 million five-year credit facility and $285.0 million 364-day revolving credit facility require, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.75 to 1 throughout 2002 (less than 3.25 to 1 beginning in March 2003) and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 3.33 to 1 and a fixed charge ratio of 2.22 to 1 as of September 30, 2002. Based upon current forecasts, we do not expect to violate these covenants in the coming year.

We and some of our foreign subsidiaries maintain separate lines of credit with foreign financial institutions to meet short-term working capital needs. As of September 30, 2002, such available lines totaled $184.6 million, of which $173.1 million was unused.

Our unsecured zero-coupon convertible debentures, due August 17, 2021 ("Debentures"), allow holders of the Debentures to require us to repurchase these Debentures at the issue price, plus accreted original issue discount, on the first, third, fifth, tenth and fifteenth anniversary dates. We have the option to settle this obligation in cash, common stock, or a combination thereof. There were no debentures "put" to us on the first anniversary date and the next "put" date is on the third anniversary date in 2004, which is also the first date we may "call" the debentures. Our intent is to settle any future "put" in cash. In the event of a significant change in the economic environment, we may choose to settle a future "put" with common stock, which would have a dilutive effect on existing shareholders.

During June 2002, Moody's Corporation downgraded our credit rating one notch from Baa2 to Baa3, and during October 2002, Standard & Poor's downgraded our credit rating from BBB to BBB- while maintaining a negative outlook. As a result of these actions, the facility fee and interest rate charged on our revolving credit agreements increased by .05% and .175%, respectively. Given our current debt levels, we estimate these increases will result in approximately $.2 million of additional total facility fees and interest expense in the fourth quarter of 2002. These downgrades do not impact our ability to borrow under our existing credit facilities.

On April 30, 2002, the Board of Directors declared a cash dividend of $.10 per share which was paid on June 14, 2002 to shareholders of record on June 3, 2002.

On October 29, 2002, the Board of Directors declared a cash dividend of $.10 per share which is payable on December 16, 2002 to shareholders of record on December 3, 2002.

Regulation

The French government is currently reviewing certain of their social programs, including the 35-hour workweek, minimum working wage and social contribution subsidies. As no specific changes to these regulations have been finalized, we cannot currently estimate the impact, if any, on the future results of our French operations or our consolidated financial statements.

In March 2002, the European Commission released proposed legislation, the Agency Workers Directive ("AWD"), aimed at improving the quality of temporary staffing work through a principle of non-discrimination between temporary staff and permanent employees. AWD is currently being discussed by the European Parliament, and once it is passed, the EU countries will have two years to implement it. Given the uncertainty surrounding the final form of AWD and the actual implementation timeframe, we cannot currently estimate the impact, if any, on the future results of our EU operations or our consolidated financial statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. All forward-looking statements involve risks and uncertainties. The information under the heading "Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Some or all of the factors identified in our Report on Form 10-K may be beyond our control. Forward-looking statements can be identified by words such as "expect", "anticipate", "intend", "plan", "may", "will", "believe", "seek", "estimate", and similar expressions. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We have historically managed interest rates through the use of a combination of fixed and variable rate borrowings and interest rate swap agreements.

During September 2002, we entered into derivative financial instruments to swap our EURO 150.0 million unsecured notes, at 6.25%, due March 2005 to floating U.S. LIBOR, yielding an initial effective interest rate of 4.39%. These instruments expire in March 2005.

We designate these interest rate swaps as a fair value hedge, offsetting changes in the fair value of the notes due to fluctuations in interest rates. Changes in the fair value hedge and the fair value of the notes throughout the contract term will be reflected in the income statement. In addition, gains and losses arising from foreign exchange fluctuations throughout the contract term on the related derivative instruments will be recorded in the income statement, offsetting the foreign exchange gain or loss recorded on the notes. As of September 30, 2002, these instruments reduced interest expense by $.1 million.

Our 2001 Annual Report on Form 10-K contains certain other disclosures about market risks affecting us. There have been no other material changes to the information provided which would require additional disclosures as of the date of this filing.

Item 4 - Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the conclusion of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION



Item 5 - Other Information

The Audit Committee of our Board of Directors has approved the following non-audit services performed or to be performed for us by our independent accountants, PricewaterhouseCoopers, LLP:

     (a) assistance in the preparation and filing of our international tax returns;

     (b)  federal, state and international tax planning strategies;

     (c)  audits of our employee benefit plans;

     (d)  assistance with filing a claim for an excise tax refund;

     (e) quality assurance services related to our generation of remuneration survey data; and

     (f) additional non-audit services that are permitted under our policy regarding non-audit services and that do not involve payments in excess of $50,000 in the aggregate.


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Amended and Restated 364-Day Credit Agreement, dated as of October 7, 2002, among Manpower Inc., the initial lenders named therein, Citibank, N.A. and Salomon Smith Barney Inc.

          12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

          99.1 Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

          99.2 Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

     (b) The Company filed one report on Form 8-K dated August 13, 2002 with respect to Item 5 - Other Events.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           MANPOWER INC.
                               ------------------------------------------
                                           (Registrant)





Date:  November 4, 2002        /s/ Michael J. Van Handel
                               ------------------------------------------
                               Michael J. Van Handel
                               Executive Vice President, Chief Financial Officer
                               and Secretary (Signing on behalf of the
                               Registrant and as the Principal Financial
                               Officer and Principal Accounting Officer)

                                  CERTIFICATION

I, Jeffrey A. Joerres, Chairman and Chief Executive Officer of Manpower Inc., certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of Manpower Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   November 4, 2002



/s/ Jeffrey A. Joerres
---------------------------------------------
Jeffrey A. Joerres
Chairman, Chief Executive Officer

                                  CERTIFICATION

I, Michael J. Van Handel, Executive Vice President and Chief Financial Officer of Manpower Inc., certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of Manpower Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   November 4, 2002



/s/ Michael J. Van Handel
---------------------------------------------
Michael J. Van Handel
Executive Vice President,
Chief Financial Officer