Form 10-K
period 2002-12-31
MANPOWER INC /WI/
filed 2003-02-27
CIK 871763

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-K
                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes  X     No
                                                   -----      -----

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,813,069,432 as of June 28, 2002.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,463,222,283 as of February 18, 2003. As of February 18, 2003, there were 77,241,213 of the registrant's shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2002. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2003.


================================================================================

                                     PART I

         The terms "Manpower," "we," "our," "us," or "the Company" refer to Manpower Inc. or Manpower Inc. and its consolidated subsidiaries, as appropriate in the context.

ITEM 1.  BUSINESS

Introduction and History

         We are a global staffing leader delivering high-value staffing and workforce management solutions worldwide. Through a system wide network of over 3,900 offices in 63 countries, we provide a wide range of human resource services, including:

         -   professional, specialized, office and industrial staffing,
         - temporary and permanent employee testing, selection, training and development,
         -   internal audit, accounting, technology and tax services, and
         -   organizational-performance consulting.

         We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues within a given geographic region or for us as a whole.

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

         We were organized in 1991 as a holding company to acquire Manpower PLC, which indirectly owned Manpower International Inc. Manpower International Inc. was our primary operating subsidiary until June 30, 1996, when it was merged into us. The predecessor of Manpower International Inc. was organized in 1948 and its shares were listed on the New York Stock Exchange in 1962.

         Our principal executive offices are located at 5301 North Ironwood Road, Milwaukee, Wisconsin 53217 (telephone: 414-961-1000).

Our Internet address is www.manpower.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

                                 OUR OPERATIONS

UNITED STATES

         In the United States, our operations under the Manpower brand are carried out through both branch and franchise offices. We had 734 branch and 367 franchise offices in the United States as of December 31, 2002. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the United States regardless of whether an office is a branch or franchise. We provide customer invoicing and payroll processing of our temporary employees for all branch offices and a majority of our franchise offices through our Milwaukee headquarters.

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

         In the United States, our Manpower branch operations are primarily related to providing temporary employment services. During 2002, approximately 37% of our United States temporary staffing revenues were derived from placing office staff, including contact center staff, 41% from placing industrial staff and 22% from placing professional and technical staff.

         We also conduct business in the United States under our Jefferson Wells and Empower brands. These operations are discussed further in the "Other Operations" section.

FRANCE

         We are a leading temporary employment service provider in France. We conduct our operations in France and the surrounding region through 980 branch offices under the name of Manpower and 64 branch offices under the name Supplay.

         The temporary services market in France is predominately industrial. In 2002, we derived approximately 70% of our revenue in France from the supply of industrial staff, 15% from the supply of construction workers and 15% from the supply of office staff.

EUROPE, MIDDLE EAST AND AFRICA (EXCLUDING FRANCE), OR EMEA

         We are a leading supplier of human resource services throughout this region and our largest operations are in the United Kingdom, Italy, Sweden, Norway, The Netherlands, Germany and Spain. Collectively, we operate through 1,253 branch offices and 55 franchise offices in this region. Our franchise offices are primarily located in Switzerland, where we own 49% of the franchise.

         Manpower UK is a leading supplier of temporary employment services in the United Kingdom. As of December 31, 2002, Manpower UK conducted operations in the United Kingdom through a network of 126 branch offices and also by providing on-site services to clients who have significant temporary staffing requirements. During 2002, approximately 45% of Manpower UK's revenues were derived from the supply of office staff, including contact center staff, 36% from the supply of industrial staff, 10% from the supply of technical staff and 9% from the supply of field engineering solutions.

         We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 128 branch offices, separate from the Manpower brand. Brook Street is based in the United Kingdom. Its core business is secretarial, office and light industrial recruitment, with niche operations in accountancy, finance and social care recruitment. Brook Street operates as a local network of branches supported by a national head office and competes primarily with local or regional independents. Portions of Brook Street's revenues are derived from the placement of permanent staff, however the substantial majority of their revenues are generated from temporary placements.

         In January 2000, we acquired Elan Group Ltd., or Elan, a leading provider of IT staffing solutions based in the United Kingdom. Elan operates through 14 branch offices in the United Kingdom and 36 branch offices throughout Europe and the Asia Pacific region. During 2002, Elan expanded its service offerings to an increased number of European countries, and is currently operating in 16 countries worldwide.

OTHER OPERATIONS

         We operate under the Manpower name through 390 branch offices and 24 franchise offices in the other markets of the world. The largest of these operations are located in Japan, Australia and Mexico, all of which operate through branch offices, and Canada, which operates through branch and franchise offices. Other significant operations are located throughout Central and South America and Asia. In most of these countries, we primarily supply temporary workers to the industrial, general office and technical markets.

         During 2000, we launched the Empower Group, or Empower, an independent operating division, that provides organizational performance consulting services to multi-national corporations worldwide. Empower is headquartered in London and has over 25 branch offices in 12 countries worldwide. The largest operations are located in Australia, Norway, Singapore, Sweden, the United Kingdom and the United States.

         During 2001, we acquired Jefferson Wells International, Inc., a professional services provider of internal audit, accounting, technology and tax services. It operates through a network of 36 branch offices throughout the United States and Canada.

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

         Historically, in periods of economic prosperity, the number of firms operating in the temporary staffing industry has increased significantly due to the combination of a favorable economic climate and low barriers to entry. Recessionary periods generally result in a reduction in the number of competitors through consolidation and closures; however, historically this reduction has proven to be for a limited time as the following periods of economic recovery have led to a return in growth in the number of competitors.

         In the temporary staffing industry, competition is often limited to firms with offices located within a client's particular local market because temporary employees (aside from certain employees in the professional services segment) are generally unwilling to travel long distances. In most major markets, competitors generally include many of the publicly traded companies and numerous regional and local competitors, some of which may operate only in a single market. Governmental entities or agencies, such as state employment offices in the United Kingdom and many European countries may also compete in some markets.

         Since client companies rely on temporary employment firms having offices within the local area in which they operate, competition varies from market-to-market and country-to-country. In most areas, no single company has a dominant share of the market. Many client companies use more than one temporary employment services provider; however, in recent years, the practice of using a limited number of temporary suppliers, a sole temporary supplier or a primary supplier has become increasingly important among the largest clients. These sole supplier relationships can have a significant impact on our revenue and operating profit growth as volume reductions by such clients, whether related to economic factors or otherwise, could have an adverse effect on our results in any period.

METHODS OF COMPETITION

         Temporary staffing firms act as intermediaries in matching available temporary workers to employer assignments. As a result, temporary staffing firms compete both to recruit and retain a supply of workers and to attract clients to employ temporary employees. Competition is generally limited to firms having offices located in a specific local geographic market. Depending on the economy of a particular market at any point in time, it may be necessary for us to place greater emphasis on recruitment and retention of temporary workers or marketing to clients. We recruit temporary workers through a wide variety of means, principally personal referrals and advertisements and by providing an attractive compensation package in jurisdictions where such benefits are not otherwise required by law, including health insurance, vacation and holiday pay, incentive and pension plans and a recognition program. We also use certain online resources, through structured relationships, to help in our recruiting efforts.

         Methods used to market temporary services to clients vary depending on the client's perceived need for temporary workers, the local labor supply, the length of assignment and the number of workers required. Depending on these factors, we compete by means of quality of service provided, scope of service offered and price. In the temporary staffing industry, quality is measured primarily by the ability to effectively match an individual worker to a specific assignment, as well as the rate of and promptness in filling an order. Success in providing a high quality service is a function of the ability to access a large supply of available temporary workers, select suitable individuals for a particular assignment and, in some cases, train available workers in skills required for an assignment.

         An important aspect in the selection of a temporary worker for an assignment is the ability of the temporary services firm to identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to an employer's requirements. We have developed a variety of proprietary programs for identifying and assessing the skill level of our temporary workers, which are used in selecting a particular individual for a specific assignment. The programs include:

         -   Ultraskill(R)--for clerical skills,
         - Sureskill -- for office automation skills such as word processing, spreadsheet, and presentation graphics,
         -   Ultradex -- for several important light industrial skills,
         -   Predicta -- for critical general office skills,
         -   Teleskill -- for customer service and contact center skills,
         -   Linguaskill -- for language skills, and
         -   Phoneskill -- for verbal communication skills.

         We have a strategic alliance with SHL Group PLC, or SHL, a leading provider of psychometric testing products and related services for employee selection, assessment and development. SHL is based in the United Kingdom and its products are assisting us in expanding the level and range of services provided to our clients.

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

         We continue to evolve a thoughtful and comprehensive approach to our web-based service offerings for candidates, employees, clients and prospective clients. In doing so, we continue to evaluate the need to enhance existing services or products, develop new products, or enter into key strategic relationships with outside providers to offer optimal value propositions in our market segments.

         We currently use and offer UltraSource and the next generation of the product, UltraSource 02, which are proprietary, Internet-based comprehensive order management systems. These advanced web-based tools provide efficiency to our major clients, subcontractors and internal operations by managing the order workflow.

         Although temporary staffing firms compete in a local market, for administrative purposes, the largest clients demand national, and increasingly global, arrangements. A large national or multi-national client will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to its local managers; this effectively limits competition to the few firms, including us, with large branch networks. National and multi-national arrangements, which generally have agreed-upon pricing or mark-up on services performed, represented approximately 50% of our sales in 2002.

                                   REGULATION

         The temporary employment services industry is closely regulated in all of the major markets in which we operate, except the United States and Canada. Temporary employment service firms are generally subject to one or more of the following types of government regulation:

         - regulation of the employer/employee relationship between the firm and its temporary employees,
         - registration, licensing, record keeping and reporting requirements, and
         - substantive limitations on the operations or the use of temporary employees by clients.

         In many markets, the existence or absence of collective bargaining agreements with labor organizations has a significant impact on our operations and the ability of clients to use our services. In some markets, labor agreements are structured on an industry-wide, rather than company-by-company, basis. Changes in these collective labor agreements have occurred in the past and are expected to occur in the future and may have a material impact on the operations of temporary employment services firms, including us.

         In many countries, including the United States and the United Kingdom, temporary employment services firms are considered the legal employers of temporary workers. Therefore, laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers' compensation, govern the firm. In other countries, temporary employment services firms, while not the direct legal employer of temporary workers, are still responsible for collecting taxes and social security deductions and transmitting such amounts to the taxing authorities.

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

         In addition to licensing or registration requirements, many countries impose substantive restrictions on the use of temporary employment services. Such restrictions include regulations affecting the types of work permitted, the maximum length of a temporary assignment, wage levels or reasons for which temporary workers may be employed. In some countries special taxes, fees or costs are imposed in connection with the use of temporary workers. For example, in France, temporary workers are entitled to a 10% allowance for the uncertain duration of employment, which is eliminated if a full-time position is offered to them within three days. In some countries, the contract of employment with the temporary employee must differ from the length of assignment.

         In the United States, we are subject to various federal and state laws relating to franchising, principally the Federal Trade Commission's Franchise Rules and analogous state laws. These laws and related rules and regulations impose specific disclosure requirements. Virtually all states also regulate the termination of franchises.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal Regulations" which is found in our 2002 Annual Report to Shareholders and which is incorporated herein by reference.

                                   TRADEMARKS

         We maintain a number of registered trademarks, trade names and service marks in the United States and certain other countries. We believe that many of these marks and trade names, including Manpower(R), Ultraskill(R) and Skillware(R), have significant value and are materially important to our business. In addition, we maintain other intangible property rights.

                                    EMPLOYEES

         We had approximately 21,400 full-time equivalent employees as of December 31, 2002. In addition, we estimate that we assign approximately 1.6 million temporary workers on a worldwide basis each year.

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

          FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Note 15 to our consolidated financial statements sets forth the revenues, operating unit profit and identifiable assets derived from each segment and geographical area for the years ended December 31, 2002, 2001 and 2000. Such note is found in our 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

         Our international headquarters are in Glendale, Wisconsin, a suburb of Milwaukee. We own, free of any material encumbrances, an 82,000 square foot building and a 32,000 square foot building situated on a sixteen-acre site in Glendale, Wisconsin. We also own additional properties at various other locations, which are not material.

         Most of our operations are conducted from leased premises and we do not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business.

ITEM 3.  LEGAL PROCEEDINGS

         We are involved in litigation of a routine nature and various legal matters, which are being defended and handled in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


EXECUTIVE OFFICERS OF MANPOWER

NAME OF OFFICER                                      OFFICE

Jeffrey A. Joerres                Chairman of Manpower since May, 2001, and
  Age 43                          President and Chief Executive Officer
                                  of Manpower since April, 1999. Senior Vice
                                  President--European Operations and Marketing and Major Account Development of Manpower from
                                  July, 1998 to April, 1999. Senior Vice
                                  President--Major Account Development of
                                  Manpower from November, 1995 to July, 1998. A director of Artisan Funds, Inc. and Johnson
                                  Controls Inc. A director of Manpower since
                                  April, 1999. An employee of Manpower since
                                  July 1993.

Michael J. Van Handel             Executive Vice President, Chief Financial
  Age 43                          Officer and Secretary of Manpower since
                                  April, 2002. Senior Vice President, Chief
                                  Financial Officer and Secretary of Manpower from August, 1999 to April, 2002. Senior Vice
                                  President, Chief Financial Officer, Treasurer and Secretary of Manpower from July, 1998 to August, 1999. Vice President, Chief Accounting
                                  Officer and Treasurer of Manpower from
                                  February, 1995 to July, 1998. An employee of
                                  Manpower since May, 1989.

Barbara J. Beck                   Executive Vice President of Manpower - United
  Age 42                          States and Canadian Operations since January,
                                  2002. Independent consultant from August, 2000 to January, 2002. Area Vice President and
                                  General Manager of United States - West for
                                  Sprint Corporation from February, 1996 to
                                  August, 2000. An employee of Manpower since
                                  January, 2002.

Jean-Pierre Lemonnier             Executive Vice President of Manpower and
  Age 44                          President of Manpower France since April,
                                  2002. Managing Director of Manpower France from March, 2002 to April, 2002. Director of
                                  Operations, Manpower France from April, 1998 to March, 2002. An employee of Manpower since
                                  April, 1998.

Yoav Michaely                     Executive Vice President and Managing Director
  Age 46                          of Other Europe, Middle East and Africa for
                                  Manpower since April, 2002. Senior Vice
                                  President of Manpower and Managing Director -
                                  European Region from December, 1999 to April,
                                  2002. Regional Director - Southern Europe from
                                  September, 1996 to December, 1999. An employee of Manpower since 1985.

OTHER INFORMATION

         The Audit Committee of our Board of Directors has approved the following non-audit services performed for us by our independent accountants, PricewaterhouseCoopers LLP during 2002:

         (a) assistance in the preparation and filing of certain international tax returns;

         (b) federal, state and international tax planning strategies;

         (c) audits of our employee benefit plans;

         (d) assistance with filing a claim for an excise tax refund;

         (e) assistance with employment and staffing matters in various countries;

         (f) quality assurance services related to our generation of remuneration survey data; and

         (g) additional non-audit services that are permitted under our policy regarding non-audit services and that do not involve payments in excess of $50,000 in the aggregate.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2002, under the heading "Quarterly Data" (page 71) and "Corporate Information" (page 74), which information is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2002, under the heading "Selected Financial Data" (page 73), which information is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2002, under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Measures" (pages 30 to 43 and page 72), which information is hereby incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2002, under the heading "Significant Matters Affecting Results of Operations" (pages 40 to 42), which information is hereby incorporated herein by reference.

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

         The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

         - material changes in the demand from larger clients, including clients with which we have national, multi-national, or sole-supplier arrangements
         - availability of temporary workers or workers with the skills required by clients
         -     increases in the wages paid to temporary workers
         -     competitive market pressures, including pricing pressures
         - our ability to successfully expand into new markets or offer new service lines
         - our ability to successfully invest in and implement information systems
         - unanticipated technological changes, including obsolescence or impairment of information systems
         -     changes in client attitudes toward the use of staffing services
         - government, tax or regulatory policies adverse to the employment services industry
         -     general economic conditions in domestic and international markets
         -     interest rate and exchange rate fluctuations
         -     difficulties related to acquisitions, including integrating the acquired companies and achieving the expected benefits
         -     impairments to the carrying value of acquisitions and other investments resulting from poor financial performance
         -     factors disclosed below
         - other factors that may be disclosed from time to time in our SEC filings or otherwise

         Some or all of these factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

         ANY SIGNIFICANT ECONOMIC DOWNTURN COULD RESULT IN OUR CLIENTS USING FEWER TEMPORARY EMPLOYEES, WHICH WOULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         Because demand for temporary personnel services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity begins to slow down, companies tend to reduce their use of temporary employees before undertaking layoffs of their regular employees, resulting in decreased demand for temporary personnel. Significant declines in demand, and thus in revenues, can result in expense de-leveraging which would result in lower profit levels.

         THE WORLDWIDE STAFFING SERVICES INDUSTRY IS HIGHLY COMPETITIVE WITH LIMITED BARRIERS TO ENTRY, WHICH COULD LIMIT OUR ABILITY TO MAINTAIN OR INCREASE OUR MARKET SHARE OR PROFITABILITY.

         The worldwide staffing services market is highly competitive with limited barriers to entry, and in recent years has been undergoing significant consolidation. We compete in markets throughout North America, South America, Europe, Australia and Asia with full-service and specialized temporary service agencies. Several of our competitors, including Adecco S.A., Vedior N.V., Randstad Holding N.V. and Kelly Services, Inc., have very substantial marketing and financial resources. Price competition in the staffing industry is intense and pricing pressures from competitors and clients are increasing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

         GOVERNMENT REGULATIONS MAY RESULT IN PROHIBITION OR RESTRICTION OF CERTAIN TYPES OF EMPLOYMENT SERVICES OR THE IMPOSITION OF ADDITIONAL LICENSING OR TAX REQUIREMENTS THAT MAY REDUCE OUR FUTURE EARNINGS.

         In many jurisdictions in which we operate, such as France, Germany and Japan, the temporary employment industry is heavily regulated. For example, governmental regulations in Germany restrict the length of contracts of temporary employees and the industries in which temporary employees may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of temporary workers. For example, temporary workers in France are entitled to a 10% allowance for the precarious nature of employment, which is eliminated if a full-time position is offered to them within three days. The countries in which we operate may:

         - create additional regulations that prohibit or restrict the types of employment services that we currently provide;

         -     impose new or additional benefit requirements;

         - require us to obtain additional licensing to provide staffing services; or

         - increase taxes, such as sales or value-added taxes, payable by the providers of staffing services.

Any future regulations that make it more difficult or expensive for us to continue to provide our staffing services may have a material adverse effect on our financial condition, results of operations and liquidity.

         OUR ACQUISITION STRATEGY MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         We acquired Elan Group Limited in 2000 for a total purchase price of $146.2 million and we acquired Jefferson Wells International, Inc. in 2001 for a purchase price of $174.0 million. In addition, we acquired and invested in other companies during 2002 for a total consideration of $55.4 million, $33.5 million of which was paid in cash. We may make acquisitions in the future. Our acquisition strategy involves significant risks, including:

         - difficulties in the assimilation of the operations, services and corporate culture of acquired companies;

         -     over-valuation by us of acquired companies;

         - insufficient indemnification from the selling parties for legal liabilities incurred by the acquired companies prior to the acquisitions; and

         -     diversion of management's attention from other business concerns.

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

         OUR SUCCESS DEPENDS UPON OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED PERSONNEL.

         We depend on our ability to attract and retain qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies. Competition for individuals with proven professional skills, particularly employees with accounting and technological skills, is intense, and we expect demand for such individuals to remain very strong for the foreseeable future. Qualified personnel may not be available to us in sufficient numbers and on terms of employment acceptable to us. Developing and implementing training programs require significant expenditures and may not result in the trainees developing effective or adequate skills. We may not be able to develop training programs to respond to our clients' changing needs or retain employees who we have trained. The failure to recruit, train and retain qualified temporary employees could materially adversely affect our business.

         WE MAY BE EXPOSED TO EMPLOYMENT-RELATED CLAIMS AND COSTS AND OTHER LITIGATION THAT COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

         -     claims of misconduct or negligence on the part of our employees;

         - claims by our employees of discrimination or harassment directed at them, including claims relating to actions of our clients;

         - claims related to the employment of illegal aliens or unlicensed personnel;

         -     payment of workers' compensation claims and other similar claims;

         -     violations of wage and hour requirements;

         -     retroactive entitlement to employee benefits;

         - errors and omissions of our temporary employees, particularly in the case of professionals, such as accountants; and

         - claims by our clients relating to our employees' misuse of client proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

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

         We cannot assure you that our insurance will cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our results of operations, financial position and cash flows. We also cannot assure you that we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all.

         IF WE LOSE OUR KEY PERSONNEL, THEN OUR BUSINESS MAY SUFFER.

         Our operations are dependent on the continued efforts of our officers and executive management. In addition, we are dependent on the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of executive management who have acquired significant experience in operating a staffing service on an international level may cause a significant disruption to our business. Moreover, the loss of our key managers and field personnel may jeopardize existing client relationships with businesses that continue to use our staffing services based upon past relationships with these local managers and field personnel. The loss of such key personnel could materially adversely affect our operations, including our ability to establish and maintain client relationships.

         FOREIGN CURRENCY FLUCTUATIONS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

         We conduct our operations in 63 countries and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. Dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2002, approximately 80% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $567 million of our outstanding indebtedness as of December 31, 2002 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. Dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This risk could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future.

         AS OF DECEMBER 31, 2002, WE HAD APPROXIMATELY $821.8 MILLION OF TOTAL DEBT. THIS LEVEL OF DEBT COULD ADVERSELY AFFECT OUR OPERATING FLEXIBILITY AND PUT US AT A COMPETITIVE DISADVANTAGE.

         Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

         - we will have to use a portion of our cash flow from operations for debt service rather than for our operations;

         - we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

         - some or all of the debt under our current or future revolving credit facilities may be at a variable interest rate, making us more vulnerable to increases in interest rates;

         - we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

         - we will be more vulnerable to general adverse economic and industry conditions; and

         - we may be disadvantaged compared to competitors with less leverage.

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

         Certain of our financing agreements require us to maintain "investment grade" credit ratings on our debt. As of February 25, 2003, we had such ratings from Standard and Poors and Moody's Investors Service. If our ratings were lowered, our accounts receivable securitization facility would need to be re-negotiated or would no longer be available. In addition, a lowering of our credit ratings could result in a portion or all of our zero-coupon convertible debentures being converted into shares of our common stock.


         THE HOLDERS OF OUR ZERO-COUPON CONVERTIBLE DEBENTURES COULD REQUIRE US TO PURCHASE THE DEBENTURES.

         The terms of the zero-coupon convertible debentures give holders of the debentures the option to require us to purchase the debentures at the issue price plus accreted original issue discount. Such holders can exercise this option on the first, third, fifth, tenth, and fifteenth anniversary dates. The next such option date is August 17, 2004. If the option were exercised, we would be required to purchase all or a portion of the debentures through the issuance of common stock, with available cash, or by financing the purchase using other available facilities.

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

         THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY RESULT IN LOSSES FOR INVESTORS.

         The market price for our common stock has been and may continue to be volatile. For example, during the fiscal year ended December 31, 2002, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $42.97 to a low of $25.00. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these "Risk Factors" and others, many of which are beyond our control. These factors include:

         - actual or anticipated variations in our quarterly operating results;

         -     announcement of new services by us or our competitors;

         - announcements relating to strategic relationships or acquisitions;

         - changes in financial estimates or other statements by securities analysts; and

         -     changes in general economic conditions.

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

         PROVISIONS OF WISCONSIN LAW AND OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT COULD MAKE THE TAKEOVER OF US MORE DIFFICULT.

         Certain provisions of Wisconsin law and our articles of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our shareholders. These provisions of our articles of incorporation and bylaws include:

         - providing for a classified board of directors with staggered, three-year terms;

         -     permitting removal of directors only for cause;

         - providing that vacancies on the board of directors will be filled by the remaining directors then in office; and

         - requiring advance notice for shareholder proposals and director nominees.

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

NOTICE REGARDING CONSENT OF ARTHUR ANDERSEN LLP

         Arthur Andersen LLP was formerly our independent auditor. Representatives of Arthur Andersen LLP are not available to consent to the incorporation by reference of their report contained in this Annual Report into our registration statements on Form S-3, Form S-4 and Form S-8, and we have dispensed with the requirement to file their consent in reliance upon Rule 473a of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report into these registration statements, purchasers of stock under these registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are incorporated by reference into these registration statements or any omissions of material fact required to be stated therein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is set forth in the financial statements and the notes thereto (pages 44 to 71) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2002, which information is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously disclosed, on April 10, 2002, we dismissed Arthur Andersen LLP as our independent public accountants and appointed
PricewaterhouseCoopers LLP as our new independent accountants. The decision to dismiss Arthur Andersen and to retain PricewaterhouseCoopers was recommended by our Audit Committee and approved by our Board of Directors.

         Arthur Andersen's reports on our consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the years ended December 31, 2001 and 2000, and the subsequent interim period through April 10, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

         None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the years ended December 31, 2001 and 2000 or during the subsequent interim period through April 10, 2002.

         We provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen's letter dated April 16, 2002, stating their agreement with such statements is attached as Exhibit 16.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2002.

         During the years ended December 31, 2001 and 2000, and the subsequent interim period through April 10, 2002, we did not consult with PricewaterhouseCoopers regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Executive Officers. Reference is made to "Executive Officers of Manpower" in Part I after Item 4.

         (b) Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2003 at pages 3 to 4 under the caption "Election of Directors," which information is hereby incorporated herein by reference.

         (c) The board of directors has determined that Edward J. Zore, chairman of the audit committee, is an "audit committee financial expert." Mr. Zore is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

         (d) Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2003 at pages 27 to 28 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is hereby incorporated herein by reference.

         (e) We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have filed the Code of Business Conduct and Ethics as an exhibit to this Annual Report on Form 10-K and we posted the Code on our Internet website at www.manpower.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our Internet website.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2003, at pages 5 to 6 under the caption "Remuneration of Directors"; at pages 8 to 12 under the caption "Executive Compensation"; and at page 16 under the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2003, at page 2 under the caption "Security Ownership of Certain Beneficial Owners"; at page 7 under the caption "Security Ownership of Management"; and at pages 17 to 18 under the caption "Equity Compensation Plan Information," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2003, at pages 5 to 6 under the caption "Remuneration of Directors" and at page 16 under the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements.                                                          Page Number(s)
                                                                                         in Annual Report to
                                                                                             Shareholders
                                                                                             ------------
             Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

                 Report of Independent Accountants...............................                  44

                 Report of Independent Public Accountants........................                  45

                 Consolidated Statements of Operations for the years ended
                 December 31, 2002, 2001 and 2000................................                  46

                 Consolidated Balance Sheets as of December 31, 2002 and 2001....                  47

                 Consolidated Statements of Cash Flows for the years ended
                 December 31, 2002, 2001 and 2000................................                  48

                 Consolidated Statements of Shareholders' Equity for the Years
                 ended December 31, 2002, 2001 and 2000..........................                  49

                 Notes to Consolidated Financial Statements......................                50 - 70

     (a)(2)  Financial Statement Schedules.

                 Report of Independent Accountants on Financial Statement Schedule

                 Consent of Independent Accountants

                 Report of Independent Public Accountants on Financial Statement Schedule

                 Consent of Independent Public Accountants (omitted pursuant to
                 Rule 437a under the Securities Act of 1933, as amended)

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

     (b)     Reports on Form 8-K.

                We filed one report on Form 8-K, dated December 3, 2002 with respect to Item 5 - Other Events.

     (c)      Exhibits.

     3.1         Articles of Incorporation of Manpower Inc. incorporated by reference to Annex C of the Prospectus, which is contained in Amendment No. 1 to Form S-4
                 (Registration No. 33-38684).

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

     10.2.1      Amended and Restated 364-day Credit Agreement, dated as of October 7, 2002, among
                 Manpower Inc., the initial lenders named therein, Citibank, N.A. and Salomon
                 Smith Barney Inc., incorporated by reference to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 2002.

     10.3        Amended and Restated Manpower 1991 Executive Stock Option and Restricted Stock
                 Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30,
                 1996. **

     10.4        Manpower Savings Related Share Option Scheme, incorporated by reference to
                 Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration
                 No. 33-38684). **

     10.8        Amended and Restated Manpower 1990 Employee Stock Purchase Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No.
                 333-31021). **

     10.9        Manpower Retirement Plan, as amended and restated effective as of March 1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989. **

     10.10(a)    1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. (Amended
                 and Restated October 29, 2002). **


     10.10(b)    Procedures Governing the Grant of Operations to Non-Employee Directors under
                 1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. dated
                 May 1, 2001, incorporated by reference to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 2001.

     10.13       Manpower Inc. 2002 Corporate Senior Management Incentive Program, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 2001. **

     10.14       Amendment to Manpower Inc. 2002 Corporate Senior Management Incentive Program
                 dated as of October 29, 2002. **

     10.15       Amended and Restated Manpower 1991 Directors Stock Option Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (Registration
                 No. 333-31021). **

     10.16       Amended and Restated Manpower Deferred Stock Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December
                 31, 1996. **

     10.17(a)    Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February
                 18, 1997, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. **

     10.17(b)    Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February
                 23, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. **

     10.17(c)    Separation Agreement between Terry Hueneke and Manpower Inc. dated as of March
                 27, 2002, incorporated by reference to the Company's Quarterly Report on Form
                 10-Q for the quarter ended March 31, 2002. **

     10.18(a)    Employment Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of
                 February 19, 2002, incorporated by reference to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 2001. **

     10.18(b)    Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of
                 February 19, 2002, incorporated by reference to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 2001. **

     10.18(c)    Amendment to Severance Agreement between Jeffrey A. Joerres and Manpower Inc.
                 dated as of October 29, 2002. **

     10.19(a)    Employment Agreement between Michael J. Van Handel and Manpower Inc. dated as of
                 February 19, 2002, incorporated by reference to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 2001. **

     10.19(b)    Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of
                 February 19, 2002, incorporated by reference to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 2001. **

     10.19(c)    Amendment to Severance Agreement between Michael J. Van Handel and Manpower Inc.
                 dated as of October 29, 2002. **

     10.20       Employment Agreement between Barbara J. Beck and Manpower Inc. dated as of
                 December 18, 2001, incorporated by reference to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2002. **

     10.21       Severance Agreement between Barbara J. Beck and Manpower Inc. dated as of August
                 15, 2002. **

     10.22       Description of Bonus Arrangement for Yoav Michaely, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                 2002. **

     10.23 Description of Bonus Arrangement for Jean-Pierre Lemonnier, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **

     12.1        Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

     13          2002 Annual Report to Shareholders.  Pursuant to Item 601(b)(13)(ii) of
                 Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

     14          Manpower Inc. Code of Business Conduct and Ethics.

     16          Letter of Arthur Andersen LLP regarding change in certifying accountant, incorporated by reference to the Company's Current Report on Form 8-K dated April
                 16, 2002.

     21          Subsidiaries of Manpower Inc.

     23.1        Consent of PricewaterhouseCoopers LLP.

     23.2 Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a under the Securities Act of 1933, as amended).

     24          Powers of Attorney.

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


                         MANPOWER INC.



                         By:  /a/ Jeffrey A. Joerres
                              ------------------------------------------------
                              Jeffrey A. Joerres
                              Chairman, President and Chief Executive Officer

                         Date:     February 27, 2003



         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

           NAME                                          TITLE                                      DATE
           ----                                          -----                                      ----

/s/ Jeffrey A. Joerres                   Chairman, President, Chief Executive                  February 27, 2003
---------------------------              Officer and a Director
Jeffrey A. Joerres                       (Principal Executive Officer)


/s/ Michael J. Van Handel                Executive Vice President, Chief Financial Officer,    February 27, 2003
---------------------------              and Secretary (Principal Financial Officer
Michael J. Van Handel                    and Principal Accounting Officer)



Directors:   J. Thomas Bouchard, Willie D. Davis, Terry A. Hueneke, Rozanne L. Ridgway, Dennis Stevenson, John
             R. Walter and Edward J. Zore


By: /s/ Michael J. Van Handel                                                                  February 27, 2003
    --------------------------
      Michael J. Van Handel
      Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                                  CERTIFICATION

I, Jeffrey A. Joerres, Chairman and Chief Executive Officer of Manpower Inc., certify that:

   (1)  I have reviewed this annual report on Form 10-K of Manpower Inc.;

   (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:    February 27, 2003



/s/ Jeffrey A. Joerres
-----------------------------------
Jeffrey A. Joerres
Chairman, Chief Executive Officer

                                  CERTIFICATION

I, Michael J. Van Handel, Executive Vice President and Chief Financial Officer of Manpower Inc., certify that:

   (1)  I have reviewed this annual report on Form 10-K of Manpower Inc.;

   (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:    February 27, 2003



/s/ Michael J. Van Handel
------------------------------
Michael J. Van Handel
Executive Vice President,
Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Manpower Inc.:

         Our audit of the consolidated financial statements referred to in our report dated January 28, 2003, appearing in the 2002 Annual Report to Shareholders of Manpower Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the year ended December 31, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of Manpower Inc. for the years ended December 31, 2001 and 2000 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated January 28, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 28, 2003
                         ------------------------------

                       CONSENT OF INDEPENDENT ACCOUNTANTS

         We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-40441, 33-55264, 33-84736, 333-1040,
333-31021, 333-82459 and 333-66656), Form S-3 (File Nos. 33-89660, 333-6545 and
333-71040) and Form S-4 (File Nos. 333-650, 33-95896 and 333-87554) of Manpower
Inc. of our report dated January 28, 2003 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 28, 2003 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 24, 2003

         This is a copy of the Report of Independent Public Accountants on Financial Statement Schedule issued by Arthur Andersen LLP in connection with Manpower's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K. Please refer to the section in Part II of this Annual Report entitled "Notice Regarding Consent of Arthur Andersen LLP" for further information.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Manpower Inc.:

         We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Manpower Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2)* is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                     /s/ Arthur Andersen LLP

                                     ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 28, 2002


* Please note that this schedule is at item 15(a)(2) for this Annual Report on Form 10-K.
                      ------------------------------------


         The consent of Arthur Andersen LLP has been omitted pursuant to Rule 437a under the Securities Act of 1933, as amended.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



          For the years ended December 31, 2002, 2001 and 2000, in millions:





Allowance for Doubtful Accounts:


                            Balance at    Provisions                                                        Balance
                            Beginning     Charged to    Write-Offs  Translation      Reclassifications     at End of
                             of Year       Earnings                 Adjustments          and Other           Year
                           -------------------------------------------------------------------------------------------
Year ending
December 31, 2002            $  61.8          18.2        (18.4)         7.2                1.5            $  70.3

Year ending
December 31, 2001            $  55.3          23.8        (18.2)        (2.6)               3.5            $  61.8

Year ending
December 31, 2000            $  47.1          21.7        (12.2)        (1.9)                .6            $  55.3