Form 10-Q
period 2003-03-31
MANPOWER INC /WI/
filed 2003-05-05
CIK 871763

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                                 MARCH 31, 2003

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
                           Yes  X            No
                               ---              ---


    Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
                           Yes  X            No
                               ---              ---


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                      SHARES OUTSTANDING
    CLASS                                              AT MARCH 31, 2003
    --------                                        -------------------------
    Common Stock, $.01 par value                          77,362,893

================================================================================

                         MANPOWER INC. AND SUBSIDIARIES


                                      INDEX


                                                                                         Page
                                                                                       Number
                                                                                       ------
PART I            FINANCIAL INFORMATION

   Item 1         Financial Statements (unaudited)

                           Consolidated Balance Sheets .................................. 3-4

                           Consolidated Statements of Operations............................5

                           Consolidated Statements of Cash Flows............................6

                           Notes to Consolidated Financial Statements....................7-10

   Item 2         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......................11-15

   Item 3         Quantitative and Qualitative Disclosures About Market Risk...............15

   Item 4         Controls and Procedures..................................................15


PART II           OTHER INFORMATION

   Item 5         Other Information........................................................16

   Item 6         Exhibits and Reports on Form 8-K.........................................16


FINANCIAL MEASURES  ....................................................................17-18


SIGNATURES          .......................................................................19


CERTIFICATIONS      ....................................................................20-21


EXHIBIT INDEX       .......................................................................22


                         PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                     ASSETS

                                                                       MARCH 31,      DECEMBER 31,
                                                                         2003             2002
                                                                    -------------    -------------
                                                                      (Unaudited)


CURRENT ASSETS:

Cash and cash equivalents                                               $   328.7        $   284.0
Accounts receivable, less allowance for
    doubtful accounts of $72.5 and $70.3, respectively                    2,137.2          2,214.2
Prepaid expenses and other assets                                            80.9             76.0
Future income tax benefits                                                   76.3             79.1
                                                                    -------------    -------------
    Total current assets                                                  2,623.1          2,653.3

OTHER ASSETS:

Goodwill and other intangible assets, less accumulated
    amortization of $47.4 and $46.7, respectively                           542.7            545.7
Investments in licensees                                                     62.2             60.5
Other assets                                                                272.4            253.4
                                                                    -------------    -------------
         Total other assets                                                 877.3            859.6

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment                       543.7            533.4
Less:  accumulated depreciation and amortization                            360.2            344.6
                                                                    -------------    -------------
     Net property and equipment                                             183.5            188.8
                                                                    -------------    -------------
     Total assets                                                       $ 3,683.9        $ 3,701.7
                                                                    =============    =============






           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2003              2002
                                                                                   -------------     -------------
                                                                                              (Unaudited)


CURRENT LIABILITIES:

Accounts payable                                                                  $     478.4          $     447.0
Employee compensation payable                                                            96.7                 96.2
Accrued liabilities                                                                     263.9                295.7
Accrued payroll taxes and insurance                                                     332.7                391.6
Value added taxes payable                                                               306.0                309.0
Short-term borrowings and current maturities of long-term debt                           19.8                 22.8
                                                                                -------------          -----------
    Total current liabilities                                                         1,497.5              1,562.3

OTHER LIABILITIES:

Long-term debt                                                                          810.1                799.0
Other long-term liabilities                                                             347.1                340.5
                                                                                -------------          -----------
   Total other liabilities                                                            1,157.2              1,139.5

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares,
 none issued                                                                               --                   --
Common stock, $.01 par value, authorized 125,000,000 shares,
  issued 87,308,093 and 87,043,956 shares, respectively                                    .9                   .9
Capital in excess of par value                                                        1,702.8              1,696.2
Accumulated deficit                                                                    (274.8)              (289.7)
Accumulated other comprehensive income (loss)                                          (115.9)              (123.7)
Treasury stock at cost, 9,945,200 shares                                               (283.8)              (283.8)
                                                                                -------------          -----------
   Total shareholders' equity                                                         1,029.2                999.9
                                                                                -------------          -----------
   Total liabilities and shareholders' equity                                      $  3,683.9          $   3,701.7
                                                                                =============          ===========





           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                                3 MONTHS ENDED
                                                                                  MARCH 31,
                                                                             -------------------
                                                                               2003        2002
                                                                             --------    --------

               Revenues from services                                        $2,678.7    $2,284.0

               Cost of services                                               2,212.7     1,869.2
                                                                             --------    --------
                  Gross profit                                                  466.0       414.8

               Selling and administrative expenses                              433.0       396.1
                                                                             --------    --------
                   Operating profit                                              33.0        18.7

               Interest and other expense                                         8.6         8.0
                                                                             --------    --------
                   Earnings before income taxes                                  24.4        10.7

               Provision for income taxes                                         9.5         3.8
                                                                             --------    --------
                   Net earnings                                              $   14.9    $    6.9
                                                                             ========    ========
               Net earnings per share                                        $    .19    $    .09
                                                                             ========    ========
               Net earnings per share -- diluted                             $    .19    $    .09
                                                                             ========    ========
               Weighted average common shares                                    77.3        76.1
                                                                             ========    ========
               Weighted average common shares -- diluted                         77.9        77.3
                                                                             ========    ========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)




                                                                                           3 MONTHS ENDED
                                                                                              MARCH 31,
                                                                                ------------------------------------
                                                                                       2003               2002
                                                                                ----------------   -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                       $     14.9          $      6.9
     Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                                        15.6                14.9
       Amortization of discount on convertible debentures                                    1.9                 1.8
       Deferred income taxes                                                                 3.6                 1.2
       Provision for doubtful accounts                                                       3.0                 4.9
       Changes in operating assets and liabilities:
          Accounts receivable                                                              124.6                40.0
          Other assets                                                                      (1.3)              (12.1)
          Other liabilities                                                               (103.1)              (27.2)
                                                                                ----------------   -----------------
Cash provided by operating activities                                                       59.2                30.4
                                                                                ----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (12.1)              (14.1)
   Acquisitions of businesses, net of cash acquired                                          (.7)              (21.5)
   Proceeds from the sale of property and equipment                                          1.0                 1.3
                                                                                ----------------   -----------------
Cash used by investing activities                                                          (11.8)              (34.3)
                                                                                ----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in short-term borrowings                                                      (3.2)               (2.9)
   Proceeds from long-term debt                                                             25.8               176.9
   Repayment of long-term debt                                                             (36.2)             (181.0)
   Proceeds from stock option and purchase plans                                             6.6                 9.2
   Repurchases of common stock                                                                --               (30.7)
                                                                                ----------------   -----------------
Cash used by financing activities                                                           (7.0)              (28.5)
                                                                                ----------------   -----------------
Effect of exchange rate changes on cash                                                      4.3                (2.6)
                                                                                ----------------   -----------------
Net increase (decrease) in cash and cash equivalents                                        44.7               (35.0)

Cash and cash equivalents, beginning of year                                               284.0               245.8
                                                                                ----------------   -----------------
Cash and cash equivalents, end of period                                              $    328.7          $    210.8
                                                                                ================   =================
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                                                       $     12.0          $     11.8
                                                                                ================   =================
  Income taxes paid                                                                   $     17.6          $     24.4
                                                                                ================   =================



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our 2002 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

Stock Compensation Plans

We account for all of our fixed stock option plans and our 1990 Employee Stock Purchase Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense is reflected in Net earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on Net earnings and Net earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 and 148 to stock-based employee compensation.





                                                                                          3 MONTHS ENDED
                                                                                             MARCH 31,
                                                                                         ----------------
                                                                                          2003     2002
                                                                                         ------    ------

   Net earnings, as reported                                                              $14.9     $  6.9

   Less:   Total stock-based employee compensation expense determined under
           the fair value method for all awards, net of related tax effects                (1.8)       (.8)
                                                                                         -------     ------
   Pro forma net earnings                                                                 $13.1     $  6.1
                                                                                         =======     ======
   Net earnings per share -- basic:
      As reported                                                                         $  .19    $   .09
      Pro forma                                                                           $  .17    $   .08

   Net earnings per share -- diluted:
       As reported                                                                        $  .19    $   .09
       Pro forma                                                                          $  .17    $   .08

(2) Income Taxes

We provided for income taxes during the first quarter of 2003 at a rate of 39.0%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, valuation reserves recorded against foreign net operating losses and U.S. taxes on foreign earnings. For the year ended December 31, 2002 we provided for income taxes at a rate of 39.8%. The estimated effective tax rate for 2003 is lower than the 2002 rate due to estimated changes in the mix of taxable income between countries.

(3) Earnings Per Share

The calculations of Net earnings per share and Net earnings per share -- diluted are as follows:


                                                                                          3 MONTHS ENDED
                                                                                             MARCH 31,
                                                                                         ----------------
                                                                                          2003      2002
                                                                                         ------    ------

    Net earnings per share:
       Net earnings available to common shareholders                                     $ 14.9    $  6.9
       Weighted average common shares outstanding                                          77.3      76.1
                                                                                         ------    ------
                                                                                         $  .19    $  .09
                                                                                         ======    ======
    Net earnings per share -- diluted:
       Net earnings available to common shareholders                                     $ 14.9    $  6.9

       Weighted average common shares outstanding                                          77.3      76.1
       Effect of dilutive stock options                                                      .6       1.2
                                                                                         ------    ------
                                                                                           77.9      77.3
                                                                                         ------    ------
                                                                                         $  .19    $  .09
                                                                                         ======    ======

The calculation of Net earnings per share -- diluted does not include certain stock option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were 2.6 million and .2 million of such shares excluded from the calculation for the three months ended March 31, 2003 and 2002, respectively.

In addition, there were 6.1 million shares of common stock that were contingently issuable under our Debentures for the three months ended March 31, 2003 and 2002. Such shares are excluded from the calculation of Net earnings per share -- diluted based upon the terms of the Debentures and our intent to settle any potential "put" of the Debentures in cash. In the event of a significant change in the economic environment, we may choose to settle a future "put" with common stock, which would have a dilutive effect on existing shareholders.

The contingently issuable shares under the Debentures will be included in the calculation of Net earnings per share -- diluted when the shares become issuable under the conversion feature of the Debentures. This will occur when the average share price is 110% of the accredited value of the Debentures at the beginning of the conversion period, as defined by the agreement or in certain other circumstances. Given the accredited value of the Debentures at the beginning of the current conversion period, the average share price, during the period, will have to be approximately $46 per share for the shares to be issuable.

(4) Accounts Receivable Securitization

During March 2003, our Japanese subsidiary entered into a securitization of accounts receivable agreement to transfer a maximum interest of Yen4,000.0 ($33.9 at March 31, 2003) in their accounts receivable to a third-party. This agreement expires in 2004. As a result of this transfer, our Japanese subsidiary received cash and is required to make periodic interest payments at an annual rate of .955%. As of March 31, 2003, there was an interest of Yen3,006.0 ($25.5) transferred under this agreement. This amount was reflected as debt in our consolidated balance sheets.

(5) Derivative Financial Instruments

During March 2003, we repaid Yen4,000.0 (approximately $34.0) that was outstanding under our Five-year Facility as of December 31, 2002. In connection with this repayment, we also terminated our interest rate swap agreement with a notional value of Yen4,000.0, which was scheduled to expire in June 2003, for a nominal amount.

(6) Shareholders' Equity

Comprehensive income (loss) consists of the following:




                                                                                          3 MONTHS ENDED
                                                                                             MARCH 31,
                                                                                         ----------------
                                                                                          2003      2002
                                                                                         ------    ------
    Net earnings                                                                         $ 14.9    $  6.9
    Other comprehensive income (loss):
      Foreign currency translation adjustments                                             10.3     (13.5)
      Unrealized gain (loss) on available for sale securities -- net of tax                  .3      (2.0)
      Unrealized (loss) gain on derivative financial instruments -- net of tax             (2.8)      1.6
                                                                                         ------    ------
        Comprehensive income (loss)                                                      $ 22.7    $ (7.0)
                                                                                         ======    ======


On April 29, 2003, the Board of Directors declared a cash dividend of $.10 per share, which is payable on June 16, 2003 to shareholders of record on June 3, 2003.

On April 29, 2003, our shareholders approved the 2003 Equity Incentive Plan of Manpower Inc. Under this plan, all of our employees and directors are eligible to receive stock options, stock appreciation rights, restricted stock, and deferred stock grants. There will be 4.5 million shares of common stock available for grant under this plan. Grants under this plan will be determined on a basis consistent with that of previously existing plans. With the approval of this plan, we will no longer make any grants under our 1994 Executive Stock Option and Restricted Stock Plan.

(7)  Interest and Other Expense (Income)


Interest and other expense (income) consists of the following:


                                                                                          3 MONTHS ENDED
                                                                                             MARCH 31,
                                                                                         ----------------
                                                                                          2003      2002
                                                                                         ------    ------
    Interest expense                                                                     $ 10.0    $  9.9
    Interest income                                                                        (2.4)     (2.6)
    Foreign exchange (gains) losses                                                        (1.2)       .2
    Miscellaneous, net                                                                      2.2        .5
                                                                                         ------    ------
    Total                                                                                $  8.6    $  8.0
                                                                                         ======    ======

(8) Segment Data


                                                                                          3 MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       ------------------
                                                                                         2003      2002
                                                                                       --------  --------
    Revenues from services:
      United States (a)                                                                $  463.5  $  428.7
      France                                                                              954.6     767.1
      EMEA                                                                                886.4     764.2
      Other Operations                                                                    374.2     324.0
                                                                                       --------  --------
                                                                                       $2,678.7  $2,284.0
                                                                                       ========  ========

    Operating unit profit:
      United States                                                                    $    2.7  $   (4.9)
      France                                                                               26.9      22.2
      EMEA                                                                                  9.8      11.0
      Other Operations                                                                      2.4      (1.8)
                                                                                       --------  --------
                                                                                           41.8      26.5
      Corporate expenses                                                                    8.8       7.8
      Interest and other expense                                                            8.6       8.0
                                                                                       --------  --------
        Earnings before income taxes                                                   $   24.4  $   10.7
                                                                                       ========  ========

(a) U.S. revenues above represent revenues from our Company-owned branches only. U.S. Systemwide sales information is provided on page 18.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended March 31, 2003 and 2002

Revenues from services increased 17.3% to $2,678.7 million for the first quarter of 2003 from the same period in 2002. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 3.4%. Revenue growth in the first quarter of 2003 attributable to acquisitions was approximately $7 million. Excluding acquisitions, revenue increased 17.0%, or 3.1% on an organic constant currency basis. Systemwide sales were $2,939.4 million and $2,540.0 million for the first quarter of 2003 and 2002, respectively. (See Financial Measures on pages 17 and 18 for further information on constant currency, organic constant currency and Systemwide sales.)

Gross profit increased 12.3% to $466.0 million for the first quarter of 2003. Gross profit margin was 17.4%, a decrease of 80 basis points (.8%) from the first quarter of 2002. This decrease was primarily attributable to social cost increases (related to state unemployment taxes in the United States and subsidies in central European countries) and a change in business mix and pricing pressures experienced throughout the world. Gross profit growth from acquisitions was approximately $1 million, which had no impact on gross profit margin. Excluding acquisitions, Gross profit increased 12.0%, or decreased 1.5% on an organic constant currency basis.

Selling and administrative expenses increased 9.3% from the first quarter of 2002, to $433.0 million in the first quarter of 2003; however, these expenses decreased 3.1% on a constant currency basis. As a percent of revenues, Selling and administrative expenses were 16.2% in the first quarter of 2003 compared to 17.3% in the first quarter of 2002. As a percent of Gross profit, Selling and administrative expenses were 92.9% in the first quarter of 2003 compared to 95.5% in the first quarter of 2002. These improving expense ratios are the result of careful expense management in conjunction with growing revenues.

Operating profit increased 76.5% for the first quarter of 2003 compared to 2002 resulting in an operating profit margin of 1.2% in 2003 compared to .8% in 2002. The increased Operating profit level reflects the improved leveraging of the business. On a constant currency basis, Operating profit increased 38.8%. Acquisitions did not have an impact on Operating profit.

Interest and other expense increased $.6 million from the first quarter of 2002 to $8.6 million in the first quarter of 2003. Net interest expense increased $.3 million in the quarter to $7.6 million. Translation gains were $1.2 million in the first quarter of 2003 compared to a $.2 million loss in the first quarter of 2002. Miscellaneou s expenses, net increased $1.7 million in the quarter and consist of bank fees and other non-operating expenses.

We provided for income taxes during the first quarter of 2003 at a rate of 39.0%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, valuation reserves recorded against foreign net operating losses and U.S. taxes on foreign earnings. For the year ended December 31, 2002 we provided for income taxes at a rate of 39.8%. The estimated effective tax rate for 2003 is lower than the 2002 rate due to estimated changes in the mix of taxable income between countries.

Net earnings per share, on a diluted basis, increased 111.1% to $.19 in the first quarter of 2003 compared to $.09 in the first quarter of 2002. In constant currency, Net earnings per share, on a diluted basis, increased 44.4%. The higher foreign currency exchange rates positively impacted Net earnings per share, on a diluted basis, by approximately $.06 in 2003.

Segment Operating Results

United States

The United States experienced an increase in revenues of 8.1% for the first quarter of 2003 compared to 2002, due primarily to an improvement in customer demand related to the Light Industrial and Professional sectors, however growth rates slightly declined during the last few weeks of March. Franchise acquisitions had a positive impact on revenue growth for the quarter. Excluding these acquisitions, revenues increased 6.6% from the first quarter of 2002. Systemwide sales were $687.9 million and $654.0 million for the first quarter of 2003 and 2002, respectively. (See page 18 for further information on Systemwide sales in the United States.)

Operating unit profit ('OUP') margin in the United States was .6% and -1.1% for the first quarter of 2003 and 2002, respectively. The year-over-year improvement in OUP margin in the first quarter was due to the leveraging impact of the increased revenue levels and the continued cost control efforts. The impact of the cost control efforts was partially offset by a decrease in gross profit margin, which resulted from higher state unemployment taxes and a shift in business mix.

France

In France, revenues increased 24.4% (1.6% in Euro) during the first quarter of 2003 compared to 2002. Customer demand improved slightly during the first two months of the first quarter of 2003 but slowed somewhat during March. This quarterly growth rate, in Euro, is down slightly from that experienced in the fourth quarter of 2002.

During the first quarter of 2003 and 2002, OUP margin in France was 2.8% and 2.9% respectively. A year-over-year gross profit margin decline was largely offset by the effect of our continued cost control efforts. The gross profit margin decline resulted primarily from changes in business mix and the continued pricing pressures in the French market.

EMEA

In EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France), revenues increased 16.0%, but declined 1.6% in constant currency for the first quarter of 2003 compared to 2002. Revenues declined in many of our northern European operations, but increased in most central and southern European locations.

OUP margin for EMEA was 1.1% and 1.4% for the first quarter of 2003 and 2002, respectively. The decline in OUP margin was a result of decreased gross profit margins due to changes in both the geographical and service mix of business, higher social costs, and continued pricing pressures, offset by cost savings.

Other Operations

Revenues of Other Operations increased 15.5% (12.9% in constant currency) during the first quarter of 2003 compared to 2002. Revenue increases, in constant currency, were experienced in virtually all markets throughout this segment.

The OUP margin for Other Operations in the first quarter of 2003 was .7% compared to -.5% for the same period in 2002. This improvement is the result of better leveraging, given the higher revenue levels and improved cost control.

Liquidity and Capital Resources

Cash provided by operating activities was $59.2 million in the first quarter of 2003 compared to $30.4 million for the first quarter of 2002. This increase is mainly due to an improvement in our consolidated days sales outstanding ("DSO"), offset by the timing of payroll tax payments. Cash provided by operating activities before changes in working capital requirements was $39.0 million in the first quarter of 2003 compared to $29.7 million in the first quarter of 2002. This increase is due primarily to the increased earnings levels in 2003.

Capital expenditures were $12.1 million in the first quarter of 2003 compared to $14.1 million during the first quarter of 2002. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs.

Net cash used to repay borrowings was $13.6 million and $7.0 million in the first quarter of 2003 and 2002, respectively.

We have aggregate commitments related to debt repayments, operating leases and other commitments of $1,247.2 million as of March 31, 2003 compared to $1,235.5 million as of December 31, 2002. This increase primarily reflects the impact of increased foreign currency exchange rates since December 31, 2002.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $109.2 million and $111.1 million as of March 31, 2003 and December 31, 2002, respectively ($41.4 million and $39.4 million for guarantees, respectively, and $67.8 million and $71.7 million for stand-by letters of credit, respectively). The guarantees primarily relate to government requirements for operating a temporary service company in certain countries, operating leases, bank accounts and indebtedness. The stand-by letters of credit relate to workers' compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments. Therefore, they have been excluded from our aggregate commitments discussed above.

Accounts receivable decreased to $2,137.2 million as of March 31, 2003 from $2,214.2 million as of December 31, 2002. This decrease is due to seasonal fluctuations, as the revenue levels in the first quarter are typically lower than the fourth quarter offset by increased foreign currency exchange rates. At December 31, 2002 exchange rates, the March 31, 2003 balance would have been approximately $50.0 million less than reported.

During March 2003, our Japanese subsidiary entered into a securitization of accounts receivable agreement to transfer a maximum interest of Yen4,000.0 million ($33.9 million at March 31, 2003) in their accounts receivable to a third-party. This agreement expires in 2004. As a result of this transfer, our Japanese subsidiary received cash and is required to make periodic interest payments at an annual rate of .955%. As of March 31, 2003, there was an interest of Yen3,006.0 million ($25.5 million) transferred under this agreement. This amount was reflected as debt in our consolidated balance sheets.

During March 2003, we repaid Yen4,000.0 million (approximately $34.0 million) that was outstanding under our Five-year Facility as of December 31, 2002. In connection with this repayment, we also terminated our interest rate swap agreement with a notional value of Yen4,000.0 million, which was scheduled to expire in June 2003, for a nominal amount.

As of March 31, 2003, we had borrowings of $144.3 million and letters of credit of $67.8 million outstanding under our Five-year Facility, and there were no borrowings outstanding under our U.S. commercial paper program.

We also maintain separate lines of credit with foreign financial institutions to meet working capital needs of our foreign operations. As of March 31, 2003, such lines totaled $207.7 million, of which $193.7 million was unused.

Certain of our debt agreements require, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreements, we had a Debt-to-EBITDA ratio of 2.76 to 1 and a fixed charge ratio of 2.39 to 1 as of March 31, 2003. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2003.

Goodwill Impairment

In connection with SFAS No. 142, "Goodwill and Other Intangible Assets," we are required to perform goodwill impairment reviews, at least annually, using a fair-value-based approach. The majority of our goodwill results from our recent acquisitions of Elan and Jefferson Wells, as well as the development of our Empower operations.

We primarily use a discounted cash flow analysis in our impairment reviews to estimate fair value. Significant assumptions used in this analysis include: expected future revenue growth rates, operating unit profit margins, and working capital levels; a discount rate; and a terminal value multiple. The revenue growth rates and operating unit profit margins are based on our expectation of future results.

Our operating results, including those of our more specialized operations, continue to be negatively impacted by the worldwide economic conditions, and during the first quarter of 2003, the results of certain of our specialized operations were below the level forecasted during our most recent impairment review. To the extent the results of these specialized operations continue to be below their forecasted levels, or other factors develop, we may need to perform an interim goodwill impairment review.

Lower earnings levels, or changes to other assumptions, could significantly impact our estimate of the fair value of our reporting units. Such a change could result in a goodwill impairment charge, which could have a significant impact on the reportable segments that include the related acquisitions and our consolidated financial statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. All forward-looking statements involve risks and uncertainties. The information under the heading "Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2002, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Some or all of the factors identified in our Annual Report on Form 10-K may be beyond our control. Forward-looking statements can be identified by words such as "expect", "anticipate", "intend", "plan", "may", "will", "believe", "seek", "estimate", and similar expressions. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 -- Quantitative and Qualitative Disclosures About Market Risk

Our 2002 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no other material changes to the information provided which would require additional disclosures as of the date of this filing.

Item 4 -- Controls and Procedures

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

                           PART II - OTHER INFORMATION


Item 5 -- Other Information

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent accountants, PricewaterhouseCoopers, LLP:

   (a) audit-related services including:

       (i) the provision of audits and reviews of pension and other retirement plans and related consultation;

      (ii) assistance and consultation regarding the application of accounting principles; and

     (iii)  assistance in the registration and issuance of securities;

   (b) assistance in the preparation and filing of our international tax returns; and

   (c) federal, state and international tax planning strategies.

Item 6 -- Exhibits and Reports on Form 8-K

   (a) Exhibits

       12.1       Statement Regarding Computation of Ratio of Earnings to Fixed
                  Charges.

       99.1 Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

       99.2 Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

   (b) We filed one current report on Form 8-K dated January 29, 2003 with respect to Item 5 -- Other Events.

                               FINANCIAL MEASURES

Constant Currency

Changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates and acquisitions. We provide "constant currency" and "organic constant currency" calculations in this Quarterly Report to remove the impact of these items. We typically express year-over-year variances that are calculated in constant currency and organic constant currency as a percentage.

When we use the term "constant currency," it means that we have translated financial data for a period into U.S. Dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure, indicating the actual growth of our operations. Earnings from our subsidiaries are rarely repatriated to the United States, and we typically do not incur significant gains or losses on foreign currency transactions with our subsidiaries, therefore changes in foreign currency exchange rates generally impact only reported earnings and not our actual cash flow or economic condition.

When we use the term "organic constant currency," it means that we have further removed the impact of acquisitions in the current period from our constant currency calculation. We believe that this calculation is useful because it allows us to show the actual growth of our pre-existing business. Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below.




                                                               3 MONTHS ENDED MARCH 31, 2003
                                               -----------------------------------------------------------------
                                                                                         IMPACT OF     ORGANIC
                                                                         VARIANCE IN    ACQUISITIONS   CONSTANT
                                               REPORTED     IMPACT OF     CONSTANT      (IN CONSTANT   CURRENCY
                                               VARIANCE     CURRENCY      CURRENCY       CURRENCY)     VARIANCE
                                               -----------------------------------------------------------------
                                                                          (Unaudited)
   Revenues from services:
       France                                     24.4%         22.8%          1.6 %
       EMEA                                       16.0          17.6          (1.6)
       Other Operations                           15.5           2.6          12.9
       Manpower Inc.                              17.3          13.9           3.4           .3 %        3.1 %

   Gross profit                                   12.3          13.5          (1.2)          .3         (1.5)

   Selling and administrative expenses             9.3          12.4          (3.1)

   Operating profit                               76.5          37.7          38.8

   Net earnings per share -- diluted             111.1          66.7          44.4

Systemwide Sales

Systemwide information represents revenues from our branch offices plus the sales activity of locations operating under a franchise agreement with us. We consider Systemwide information to be important because it is a measure of the total market share of all entities operating under our various brands. In the United States, Systemwide information relates to entities operating under the Manpower brand. Calculations of Systemwide sales on a consolidated basis and for the United States are provided below.


                                                              3 MONTHS ENDED MARCH 31 (in millions)
                                                        -------------------------------------------------
                                                              CONSOLIDATED             UNITED STATES
                                                        ----------------------    -----------------------
                                                          2003         2002          2003         2002
                                                        ---------   ----------    ---------    ----------
                                                                           (Unaudited)

        Revenue from services                           $ 2,678.7    $ 2,284.0     $  463.5      $  428.7
        Less:  Franchise fees                                 6.0          6.4          5.2           4.9
        Add:  Franchise sales                               266.7        262.4        229.6         230.2
                                                        ---------    ---------     --------      --------
        Systemwide sales                                $ 2,939.4    $ 2,540.0     $  687.9      $  654.0
                                                        =========    =========     ========      ========

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







                                            MANPOWER INC.
                       ---------------------------------------------------------
                                            (Registrant)






Date:  May 2, 2003     /s/ Michael J. Van Handel
                       ---------------------------------------------------------
                       Michael J. Van Handel
                       Executive Vice President, Chief Financial Officer, and
                       Secretary (Signing on behalf of the Registrant and as the
                       Principal Financial Officer and Principal Accounting
                       Officer)

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

Dated:  May 2, 2003


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

Dated:  May 2, 2003


/s/ Michael J. Van Handel
-----------------------------------
Michael J. Van Handel
Executive Vice President,
Chief Financial Officer

                                          EXHIBIT INDEX

       Exhibit No.     Description

          12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

          99.1 Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

          99.2 Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.