Form 10-Q
period 2003-06-30
MANPOWER INC /WI/
filed 2003-08-04
CIK 871763

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                                  JUNE 30, 2003

                                       or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from:      to
                                                             ------   ------

                         Commission file number: 1-10686

                                  MANPOWER INC.
             (Exact name of registrant as specified in its charter)

         WISCONSIN                                           39-1672779
         (State or other jurisdiction                        (IRS Employer
         of incorporation)                                   Identification No.)

         5301 N. IRONWOOD ROAD
         MILWAUKEE, WISCONSIN                                53217
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
                                    Yes      X       No
                                           ------        ---------

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
                                    Yes      X       No
                                           ------        ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            SHARES OUTSTANDING
         CLASS                                                AT JUNE 30, 2003
         -----                                            ----------------------
         Common Stock, $.01 par value                            77,725,977

================================================================================

                         MANPOWER INC. AND SUBSIDIARIES


                                      INDEX



                                                                                                               Page
                                                                                                             Number
                                                                                                             ------
PART I            FINANCIAL INFORMATION

   Item 1         Financial Statements (unaudited)

                         Consolidated Balance Sheets .......................................................... 3-4
                         Consolidated Statements of Operations.........//.........................................5
                         Consolidated Statements of Cash Flows....................................................6
                         Notes to Consolidated Financial Statements............................................7-11
   Item 2         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................................12-17

   Item 3         Quantitative and Qualitative Disclosures About Market Risk.....................................17

   Item 4         Controls and Procedures........................................................................18


PART II           OTHER INFORMATION

   Item 4         Submission of Matters to a Vote of Security Holders............................................19

   Item 5         Other Information..............................................................................19

   Item 6         Exhibits and Reports on Form 8-K...............................................................20


   FINANCIAL MEASURES.........................................................................................21-22


   SIGNATURES ...................................................................................................23


   EXHIBIT INDEX.................................................................................................24


                         PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                     ASSETS


                                                                            JUNE 30,           DECEMBER 31,
                                                                              2003                 2002
                                                                         ---------------      -------------
                                                                           (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                     $   252.1           $   284.0
Accounts receivable, less allowance for
  doubtful accounts of $77.0 and $70.3, respectively                            2,437.8             2,214.2
Prepaid expenses and other assets                                                  84.6                76.0
Future income tax benefits                                                         77.1                79.1
                                                                         ---------------      -------------
  Total current assets                                                          2,851.6             2,653.3

OTHER ASSETS:

Goodwill and other intangible assets, less accumulated
  amortization of $49.4 and $46.7, respectively                                   556.6               545.7
Investments in licensees                                                           61.8                60.5
Other assets                                                                      305.0               253.4
                                                                         ---------------      -------------
  Total other assets                                                              923.4               859.6

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment                             569.2               533.4
Less:  accumulated depreciation and amortization                                  385.1               344.6
                                                                         ---------------      -------------
  Net property and equipment                                                      184.1               188.8
                                                                         ---------------      -------------
  Total assets                                                                $ 3,959.1           $ 3,701.7
                                                                         ===============      =============



           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                    JUNE 30,            DECEMBER 31,
                                                                                      2003                 2002
                                                                                 ---------------      --------------
                                                                                   (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                                                   $     521.8         $     447.0
Employee compensation payable                                                             96.0                96.2
Accrued liabilities                                                                      313.9               295.7
Accrued payroll taxes and insurance                                                      395.2               391.6
Value added taxes payable                                                                343.4               309.0
Short-term borrowings and current maturities of long-term debt                            15.4                22.8
                                                                                 ---------------      --------------
  Total current liabilities                                                            1,685.7             1,562.3

OTHER LIABILITIES:

Long-term debt                                                                           813.5               799.0
Other long-term liabilities                                                              351.2               340.5
                                                                                 ---------------      --------------
  Total other liabilities                                                              1,164.7             1,139.5

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares,
  none issued                                                                               --                  --
Common stock, $.01 par value, authorized 125,000,000 shares,
  issued 87,671,177 and 87,043,956 shares, respectively                                     .9                  .9
Capital in excess of par value                                                         1,710.1             1,696.2
Accumulated deficit                                                                     (253.5)             (289.7)
Accumulated other comprehensive income (loss)                                            (65.0)             (123.7)
Treasury stock at cost, 9,945,200 shares                                                (283.8)             (283.8)
                                                                                 ---------------      --------------
  Total shareholders' equity                                                           1,108.7               999.9
                                                                                 ---------------      --------------
  Total liabilities and shareholders' equity                                       $   3,959.1         $   3,701.7
                                                                                 ===============      ==============





           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                        3 MONTHS ENDED            6 MONTHS ENDED
                                                                           JUNE 30,                  JUNE 30,
                                                                   ----------------------    ----------------------
                                                                     2003          2002         2003         2002
                                                                   ---------     --------    ----------    --------

        Revenues from services                                     $ 3,013.4     $ 2,602.9   $ 5,692.1    $ 4,886.9

        Cost of services                                             2,491.9       2,135.3     4,704.6      4,004.5
                                                                   ---------     ---------   ---------    ---------
          Gross profit                                                 521.5         467.6       987.5        882.4

        Selling and administrative expenses                            464.5         415.8       897.5        811.9
                                                                   ---------     ---------   ---------    ---------
          Operating profit                                              57.0          51.8        90.0         70.5

        Interest and other expense                                       9.2           9.6        17.8         17.6
                                                                   ---------     ---------   ---------    ---------
          Earnings before income taxes                                  47.8          42.2        72.2         52.9

        Provision for income taxes                                      18.7          16.5        28.2         20.3
                                                                   ---------     ---------   ---------    ---------
          Net earnings                                             $    29.1     $    25.7   $    44.0    $    32.6
                                                                   =========     =========   =========    =========

        Net earnings per share                                     $     .38     $     .34   $     .57    $     .43
                                                                   =========     =========   =========    =========

        Net earnings per share -- diluted                          $     .37     $     .33   $     .56    $     .42
                                                                   =========     =========   =========    =========


        Weighted average common shares                                  77.5          75.9        77.4         76.0
                                                                   =========     =========   =========    =========

        Weighted average common shares -- diluted                       78.3          77.5        78.2         77.6
                                                                   ==========    =========   =========    =========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                       6 MONTHS ENDED
                                                                                          JUNE 30,
                                                                              -------------------------------
                                                                                   2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:                                         --------------   --------------
   Net earnings                                                                $     44.0       $     32.6
     Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                                 31.4             32.8
       Amortization of discount on convertible debentures                             3.8              3.6
       Deferred income taxes                                                          4.7              2.4
       Provision for doubtful accounts                                                8.0              9.1
       Changes in operating assets and liabilities:
          Accounts receivable                                                       (76.5)          (146.4)
          Other assets                                                              (25.8)            (4.8)
          Other liabilities                                                          28.1            108.8
                                                                              --------------   --------------
Cash provided by operating activities                                                17.7             38.1
                                                                              --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                               (23.8)           (31.0)
 Acquisitions of businesses, net of cash acquired                                    (2.5)           (29.6)
 Proceeds from the sale of property and equipment                                     2.5              1.5
                                                                              --------------   --------------
Cash used by investing activities                                                   (23.8)           (59.1)
                                                                              --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in short-term borrowings                                                 (7.8)            21.1
 Proceeds from long-term debt                                                        26.5            364.3
 Repayment of long-term debt                                                        (63.2)          (368.1)
 Proceeds from stock option and purchase plans                                       13.9             26.1
 Repurchases of common stock                                                         --              (30.7)
 Dividends paid                                                                      (7.8)            (7.6)
                                                                              --------------   --------------
Cash (used) provided by financing activities                                        (38.4)             5.1
                                                                              --------------   --------------
Effect of exchange rate changes on cash                                              12.6             19.1
                                                                              --------------   --------------
Net (decrease) increase in cash and cash equivalents                                (31.9)             3.2

Cash and cash equivalents, beginning of year                                        284.0            245.8
                                                                              --------------   --------------
Cash and cash equivalents, end of period                                       $    252.1       $    249.0
                                                                              ==============   ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                                 $     14.2       $     14.4
                                                                              ==============   ==============
 Income taxes paid                                                             $     35.5       $     46.7
                                                                              ==============   ==============


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


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

Stock Compensation Plans

We account for all of our fixed stock option plans and our 1990 Employee Stock Purchase Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to stock options is reflected in Net earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on Net earnings and Net earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 and 148 to stock-based employee compensation.


                                                                    3 MONTHS ENDED              6 MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                                 ----------------------     -----------------------
                                                                    2003         2002           2003         2002
                                                                 ----------   ----------     ----------   ---------
   Net earnings, as reported                                      $  29.1      $  25.7        $  44.0      $  32.6
   Less:   Total stock-based employee compensation
           expense determined under the fair value
           method for all awards, net of related tax effects         (1.5)        (1.0)          (3.3)        (1.7)
                                                                 ----------   ----------     ----------   ---------
   Pro forma net earnings                                         $  27.6      $  24.7        $  40.7      $  30.9
                                                                 ==========   ==========     ==========   =========

   Net earnings per share -- basic:
      As reported                                                 $   .38      $   .34        $   .57      $   .43
      Pro forma                                                   $   .36      $   .33        $   .53      $   .41

   Net earnings per share -- diluted:
       As reported                                                $   .37      $   .33        $   .56      $   .42
       Pro forma                                                  $   .36      $   .32        $   .53      $   .40

On April 29, 2003, our shareholders approved the 2003 Equity Incentive Plan of Manpower Inc. Under this plan, all of our employees and directors are eligible to receive stock options, stock appreciation rights, restricted stock, and deferred stock grants. There are 4.5 million shares of common stock available for grant under this plan. Grants under this plan are determined on a basis consistent with that of previously existing plans. We anticipate that grants to directors will be modified to allow for deferred stock grants, rather than stock options, in lieu of certain cash compensation. Deferred stock grants may be settled in cash, shares of our common stock, or a combination thereof. We will no longer make any grants under our 1994 Executive Stock Option and Restricted Stock Plan.

During the second quarter of 2003, we recognized $.2 of expense, net of tax, related to restricted stock grants.

Recently Issued Accounting Standards

During April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. We do not anticipate the adoption of this statement to have a material impact on our consolidated financial statements, as we are not currently a party to derivative financial instruments addressed by this standard.

During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. We do not anticipate the adoption of this statement to have a material impact on our consolidated financial statements, as we are not currently a party to such instruments addressed by this standard.

(2) Income Taxes

We provided for income taxes during the first six months of 2003 at a rate of 39.0%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, valuation reserves recorded against foreign net operating losses and U.S. taxes on foreign earnings. For the year ended December 31, 2002 we provided for income taxes at a rate of 39.8%. The estimated effective tax rate for 2003 is lower than the 2002 rate due to estimated changes in the mix of taxable income between countries.

(3) Earnings Per Share

The calculations of Net earnings per share and Net earnings per share -- diluted are as follows:

                                                                     3 MONTHS ENDED             6 MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                               ------------------------   ------------------------
                                                                  2003          2002          2003        2002
                                                               -----------  -----------   -----------  -----------
    Net earnings per share:
     Net earnings available to common shareholders              $    29.1    $    25.7     $    44.0    $    32.6
     Weighted average common shares outstanding                      77.5         75.9          77.4         76.0
                                                               -----------  -----------   -----------  -----------
                                                                $     .38    $     .34     $     .57    $     .43
                                                               ===========  ===========   ===========  ===========


    Net earnings per share -- diluted:
     Net earnings available to common shareholders              $    29.1    $    25.7     $    44.0    $    32.6

     Weighted average common shares outstanding                      77.5         75.9          77.4         76.0
     Effect of dilutive stock options                                  .8          1.6            .8          1.6
                                                               -----------  -----------   -----------  -----------
                                                                     78.3         77.5          78.2         77.6
                                                               -----------  -----------   -----------  -----------
                                                                $     .37    $     .33     $     .56    $     .42
                                                               ===========  ===========   ===========  ===========



The calculation of Net earnings per share -- diluted does not include certain stock option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were 683,000 and 12,000 of such shares excluded from the calculation for the three months ended June 30, 2003 and 2002, respectively, and 2,405,000 and 50,000 of such shares excluded from the calculation for the six months ended June 30, 2003 and 2002, respectively.

In addition, there were 6.1 million shares of common stock that were contingently issuable under our Debentures for both the three and six month periods ended June 30, 2003 and 2002. Such shares are excluded from the calculation of Net earnings per share -- diluted based upon the terms of the Debentures and our intent to settle any potential "put" of the Debentures in cash. In the event of a significant change in the economic environment, we may choose to settle a future "put" with common stock, which would have a dilutive effect on existing shareholders.

The contingently issuable shares under the Debentures will be included in the calculation of Net earnings per share -- diluted when the shares become issuable under the conversion feature of the Debentures. This will occur when the average share price is 110% of the accreted value of the Debentures at the beginning of the conversion period, as defined by the agreement or in certain other circumstances. Given the accreted value of the Debentures at the beginning of the current conversion period, the average share price, during the period, will have to be approximately $46 per share for the shares to be issuable.

(4) Accounts Receivable Securitization

During March 2003, our Japanese subsidiary had transferred their interests in Yen3,006.0 ($25.5) of their accounts receivable under a securitization agreement and during June 2003, they terminated this agreement and replaced it with an overdraft facility. Upon termination, we were required to repay the entire amount initially transferred, which is included in repayments of long-term debt on our consolidated statements of cash flows for 2003.

During July 2003, we amended our Receivables Facility in the United States to expire in July 2004. All other terms remain unchanged and as of June 30, 2003 there were no amounts advanced under this agreement.

(5) Derivative Financial Instruments

During March 2003, we repaid Yen4,000.0 (approximately $34.0) that was outstanding under our Five-year Facility as of December 31, 2002. In connection with this repayment, we also terminated our interest rate swap agreement with a notional value of Yen4,000.0, which was scheduled to expire in June 2003, for a nominal amount.

(6) Shareholders' Equity

Comprehensive income (loss) consists of the following:


                                                                     3 MONTHS ENDED             6 MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                               -----------------------    -----------------------
                                                                   2003         2002          2003         2002
                                                               -----------  ----------    -----------  ----------

    Net earnings                                                $   29.1     $   25.7      $   44.0     $   32.6
    Other comprehensive income (loss):
      Foreign currency translation adjustments                      44.9         50.0          55.2         36.5
      Unrealized gain (loss) on
       available for sale securities -- net of tax                   2.0          (.8)          2.3         (2.8)
      Unrealized gain (loss) on derivative
       financial instruments -- net of tax                           4.0         (2.6)          1.2         (1.0)
                                                               -----------  ----------    -----------  ----------
       Comprehensive income (loss)                              $   80.0     $   72.3      $  102.7     $   65.3
                                                               ===========  ==========    ===========  ==========



On April 29, 2003, the Board of Directors declared a cash dividend of $.10 per share, which was paid on June 16, 2003 to shareholders of record on June 3, 2003.

(7)  Interest and Other Expense (Income)

Interest and other expense (income) consists of the following:


                                                                    3 MONTHS ENDED             6 MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                               ------------------------  ------------------------
                                                                  2003          2002         2003         2002
                                                               ----------   -----------  -----------  -----------

    Interest expense                                            $  10.4     $    10.5     $   20.4     $    20.4
    Interest income                                                (2.1)         (2.1)        (4.5)         (4.7)
    Foreign exchange gains                                          (.3)          (.9)        (1.5)          (.7)
    Miscellaneous, net                                              1.2           2.1          3.4           2.6
                                                               ----------   -----------  -----------  -----------
    Total                                                       $   9.2     $     9.6     $   17.8     $    17.6
                                                               ==========   ===========  ===========  ===========

(8) Segment Data



                                                                   3 MONTHS ENDED               6 MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
                                                              --------------------------  --------------------------
                                                                  2003          2002           2003         2002
                                                              ------------  ------------  -------------  -----------
    Revenues from services:
     United States (a)                                         $    483.9    $    474.9    $    947.4    $    903.6
     France                                                       1,172.0         943.3       2,126.6       1,710.4
     EMEA                                                           951.2         830.1       1,837.6       1,594.3
     Other Operations                                               406.3         354.6         780.5         678.6
                                                              ------------  ------------  -------------  -----------
                                                               $  3,013.4    $  2,602.9    $  5,692.1    $  4,886.9
                                                              ============  ============  =============  ===========


    Operating unit profit:
     United States                                             $     10.3    $      8.3    $     13.0    $      3.4
     France                                                          41.9          32.7          68.8          54.9
     EMEA                                                             7.6          16.7          17.4          27.7
     Other Operations                                                 6.5           1.6           8.9           (.2)
                                                              ------------  ------------  -------------  -----------
                                                                     66.3          59.3         108.1          85.8
     Corporate expenses                                               9.3           7.4          18.1          15.2
     Amortization of other intangible assets                         --              .1          --              .1
     Interest and other expense                                       9.2           9.6          17.8          17.6
                                                              ------------  ------------  -------------  -----------
      Earnings before income taxes                             $     47.8    $     42.2    $     72.2    $     52.9
                                                              ============  ============  =============  ===========


    (a) United States revenues above represent revenues from our Company-owned branches only. U.S. Systemwide sales information is provided on page 22.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended June 30, 2003 and 2002

Revenues from services increased 15.8% to $3,013.4 million for the second quarter of 2003 from the same period in 2002. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 1.0%. Revenue growth in the second quarter of 2003 attributable to acquisitions was approximately $5 million or .2% of revenue. Systemwide sales were $3,301.6 million and $2,892.1 million for the second quarter of 2003 and 2002, respectively. (See Financial Measures on pages 21 and 22 for further information on constant currency and Systemwide sales.)

Gross profit increased 11.6% to $521.5 million for the second quarter of 2003. Gross profit margin was 17.3%, a decrease of 70 basis points (.7%) from the second quarter of 2002. This decrease was attributable to changes in the geographical mix of business, payroll tax and social cost increases, a change in the service mix of business and pricing pressures experienced throughout the world. Gross profit growth from acquisitions was minimal and had no impact on gross profit margin.

Selling and administrative expenses increased 11.7% from the second quarter of 2002, to $464.5 million in the second quarter of 2003. This increase is primarily due to the changes in exchange rates, as these expenses decreased 1.6% on a constant currency basis. As a percent of revenues, Selling and administrative expenses were 15.4% in the second quarter of 2003 compared to 16.0% in the second quarter of 2002. The improvement in this ratio is a result of careful expense management in conjunction with growing revenues.

Operating profit increased 10.1% for the second quarter of 2003 compared to 2002 resulting in an operating profit margin of 1.9% in 2003 compared to 2.0% in 2002. On a constant currency basis, Operating profit decreased 8.5%. Acquisitions did not have an impact on Operating profit.

Interest and other expense decreased $.4 million from the second quarter of 2002 to $9.2 million in the second quarter of 2003. Net interest expense decreased $.1 million in the quarter to $8.3 million. Translation gains were $.3 million in the second quarter of 2003 compared to $.9 million in the second quarter of 2002. Miscellaneous expenses, net decreased $.9 million and consist of bank fees and other non-operating expenses and income.

We provided for income taxes during the second quarter of 2003 at a rate of 39.0%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, valuation reserves recorded against foreign net operating losses and U.S. taxes on foreign earnings. For the year ended December 31, 2002 we provided for income taxes at a rate of 39.8%. The estimated effective tax rate for 2003 is lower than the 2002 rate due to estimated changes in the mix of taxable income between countries.

Net earnings per share, on a diluted basis, increased 12.1% to $.37 in the second quarter of 2003 compared to $.33 in the second quarter of 2002. In constant currency, Net earnings per share, on a diluted basis, decreased 9.1%. The change in foreign currency exchange rates positively impacted Net earnings per share, on a diluted basis, by approximately $.07 in the second quarter of 2003.

Segment Operating Results

United States

The United States experienced an increase in revenues of 1.9% for the second quarter of 2003 compared to 2002, reflecting a decline in revenue growth from the first quarter growth rate of 8.1%. Growth in the light industrial sector slowed during the quarter (an increase of 1% in the second quarter compared to growth of 13% in the first quarter), while we saw improvement in the office sector and continued growth in the professional sector of 7% for the quarter. Franchise acquisitions added 1.1% to revenue growth in the United States for the quarter. Revenues for the first half of 2003 increased 4.8% from the same period in the prior year (3.5% excluding franchise acquisitions). Systemwide sales were $727.4 million and $724.3 million for the first quarter of 2003 and 2002, respectively, and $1,415.3 million and $1,378.3 million for the first half of 2003 and 2002, respectively. (See page 22 for further information on Systemwide sales in the United States.)

Operating unit profit ("OUP") margin in the United States was 2.1% and 1.7% for the second quarter of 2003 and 2002, respectively, and 1.4% and .4% for the first half of 2003 and 2002, respectively. The year-over-year improvement in OUP margin during 2003 was due to the leveraging impact of the increased revenue levels and the continued cost control efforts. The impact of the cost control efforts was partially offset by a decrease in gross profit margin, which resulted from higher state unemployment taxes and a shift in business mix.

France

In France, revenues increased 24.3% (.6% in Euro) during the second quarter of 2003 compared to 2002. This quarterly growth rate, in Euro, reflects a slowing demand for services experienced throughout the quarter. It represents a decrease from the growth rate of 1.6% experienced during the fist quarter of 2003 and 4.3% during the fourth quarter of 2002.

During the second quarter of 2003 and 2002, OUP margin in France was 3.6% and 3.5%, respectively. The OUP margin was 3.2% for the first half of 2003 and 2002. Our continued cost control efforts offset a slight decline in the year-over-year gross profit margin.

EMEA

In EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France), revenues increased 14.6%, but declined 2.7% in constant currency for the second quarter of 2003 compared to 2002. For the first half of 2003, revenues for EMEA were 15.3% above prior year levels (down 2.1% in constant currency). Positive year-over-year revenue variances were experienced in Germany, Italy, Spain and our Brook Street operations, while negative variances were experienced in The Netherlands, the Nordics and our Manpower UK operations due to continued weakening in those markets.

OUP margin for EMEA was .8% and 2.0% for the second quarter of 2003 and 2002, respectively, and .9% and 1.7% for the first half of 2003 and 2002, respectively. The decline in OUP margin was primarily the result of decreased gross profit margins due to changes in both the geographical and service mix of business, higher social costs, and pricing pressures in The Netherlands.

Other Operations

Revenues of Other Operations increased 14.6% (9.5% in constant currency) during the second quarter of 2003 compared to 2002. For the first six months of 2003, revenue increased 15.0% from 2002 (11.1% in constant currency). The majority of markets in this segment experienced revenue increases, in constant currency, during the second quarter and the first half of 2003.

The OUP margin for Other Operations in the second quarter of 2003 and 2002 was 1.6% and .4%, respectively, and 1.1% and 0% in the first half of 2003 and 2002, respectively. This improvement is the result of higher gross profit margins and good cost control, particularly in Japan.

Operating Results - Six Months Ended June 30, 2003 and 2002

Revenues from services increased 16.5% to $5,692.1 million for the first half of 2003 from the same period in 2002. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 2.1%. Revenue growth in the first half of 2003 attributable to acquisitions was approximately $13 million or .3% of revenues. Systemwide sales were $6,241.0 million and $5,432.1 million for the first half of 2003 and 2002, respectively. (See Financial Measures on pages 21 and 22 for further information on constant currency and Systemwide sales.)

Gross profit increased 11.9% to $987.5 million for the first half of 2003. Gross profit margin was 17.3%, a decrease of 70 basis points (.7%) from the first half of 2002. This decrease was attributable to changes in the geographical mix of business, payroll tax and social cost increases, a change in the service mix of business and pricing pressures experienced throughout the world. Gross profit growth from acquisitions was approximately $1.5 million, which had no impact on gross profit margin.

Selling and administrative expenses increased 10.5% from the first half of 2002, to $897.5 million in the first half of 2003. This increase is primarily due to the changes in exchange rates, as these expenses decreased 2.4% on a constant currency basis. As a percent of revenues, Selling and administrative expenses were 15.8% in the first half of 2003 compared to 16.6% in the first half of 2002. The improvement is a result of careful expense management in conjunction with growing revenues.

Operating profit increased 27.7% for the first half of 2003 compared to 2002 resulting in an operating profit margin of 1.6% in 2003 compared to 1.4% in 2002. The increased Operating profit level primarily reflects the improved leveraging of the business experienced during the first quarter of 2003. On a constant currency basis, Operating profit increased 4.1%. Acquisitions did not have an impact on Operating profit.

Interest and other expense increased $.2 million from the first half of 2002 to $17.8 million in the first half of 2003. Net interest expense increased $.2 million in 2003 to $15.9 million. Translation gains were $1.5 million in the first half of 2003 compared to $.7 million in the first half of 2002. Miscellaneous expenses, net increased $.8 million in the first half of 2003 compared to 2002 and consist of bank fees and other non-operating expenses and income.

We provided for income taxes during the first six months of 2003 at a rate of 39.0%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, valuation reserves recorded against foreign net operating losses and U.S. taxes on foreign earnings. For the year ended December 31, 2002 we provided for income taxes at a rate of 39.8%. The estimated effective tax rate for 2003 is lower than the 2002 rate due to estimated changes in the mix of taxable income between countries.

Net earnings per share, on a diluted basis, increased 33.3% to $.56 in the first six months of 2003 compared to $.42 in 2002. In constant currency, Net earnings per share, on a diluted basis, increased 2.4%. The change in foreign currency exchange rates positively impacted Net earnings per share, on a diluted basis, by approximately $.13 in 2003.

Liquidity and Capital Resources

Cash provided by operating activities was $17.7 million in the first half of 2003 compared to $38.1 million for the same period in 2002. This decrease mainly reflects the changes in operating assets and liabilities due primarily to the timing of vendor and payroll-related payments offset by a one-day improvement in our year-over-year consolidated days sales outstanding ("DSO").

Capital expenditures were $23.8 million in the first half of 2003 compared to $31.0 million during the first half of 2002. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs.

Net cash used to repay borrowings was $44.5 million in the first half of 2003 compared to $17.3 million of net cash provided by borrowings during the first half of 2002.

We have aggregate commitments related to debt repayments, operating leases and other commitments of $1,245.9 million as of June 30, 2003 compared to $1,235.5 million as of December 31, 2002. This increase primarily reflects the impact of changes in foreign currency exchange rates since December 31, 2002.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $116.5 million and $111.1 million as of June 30, 2003 and December 31, 2002, respectively ($44.3 million and $39.4 million for guarantees, respectively, and $72.2 million and $71.7 million for stand-by letters of credit, respectively). The guarantees primarily relate to government requirements for operating a temporary service company in certain countries, operating leases, bank accounts and indebtedness. The stand-by letters of credit relate to workers' compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments discussed above.

Accounts receivable increased to $2,437.8 million as of June 30, 2003 from $2,214.2 million as of December 31, 2002. This increase is due to changes in foreign currency exchange rates and higher seasonal business volume. At December 31, 2002 exchange rates, the June 30, 2003 balance would have been approximately $155.0 million less than reported.

During March 2003, our Japanese subsidiary had transferred their interests in Yen3,006.0 million ($25.5 million) of their accounts receivable under a securitization agreement and during June 2003, they terminated this agreement and replaced it with an overdraft facility. Upon termination, we were required to repay the entire amount initially transferred, which is included in repayments of long-term debt on our consolidated statements of cash flows for 2003.

During July 2003, we amended our Receivables Facility in the United States to expire in July 2004. All other terms remain unchanged and as of June 30, 2003 there were no amounts advanced under this agreement. Currently, there is $200.0 million eligible to be advanced to us under this agreement.

During March 2003, we repaid Yen4,000.0 million (approximately $34.0 million) that was outstanding under our Five-year Facility as of December 31, 2002. In connection with this repayment, we also terminated our interest rate swap agreement with a notional value of Yen4,000.0 million, which was scheduled to expire in June 2003, for a nominal amount.

As of June 30, 2003, we had borrowings of $149.8 million and letters of credit of $72.2 million outstanding under our Five-year Facility, and there were no borrowings outstanding under our U.S. commercial paper program. Additional borrowings of $510.3 million were available to us under our Five-year Facility and 364-day Facility as of June 30, 2003.

We also maintain separate lines of credit with foreign financial institutions to meet working capital needs of our foreign operations. As of June 30, 2003, such lines totaled $229.8 million, of which $220.2 million was unused.

Certain of our debt agreements require, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreements, we had a Debt-to-EBITDA ratio of 2.72 to 1 and a fixed charge ratio of 2.38 to 1 as of June 30, 2003. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2003.

Goodwill Impairment

In connection with SFAS No. 142, "Goodwill and Other Intangible Assets," we are required to perform goodwill impairment reviews, at least annually, using a fair-value-based approach. The majority of our goodwill results from our acquisitions of Elan and Jefferson Wells, as well as the development of our Empower operations.

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

Our operating results, including those of our more specialized operations, continue to be negatively impacted by the worldwide economic conditions, and during the first six months of 2003, the results of certain of our specialized operations were below the level forecasted during our most recent impairment review. During the third quarter, we will perform our annual impairment review for 2003.

Lower earnings levels, or changes to other assumptions, could significantly impact our estimate of the fair value of our reporting units. Such a change could result in a goodwill impairment charge, which could have a significant impact on the reportable segments that include the related acquisitions and our consolidated financial statements.

Legal Regulations

During 2002, the French government passed legislation related to various social programs, including the 35-hour workweek, minimum working wage and social contribution subsidies. At the time of filing our 2002 Annual Report to Shareholders it was difficult to estimate the impact of these changes on our future financial results. We estimated at the time that the maximum possible impact of the legislation would be a reduction of euro 10 million in gross profit in each of the second half of 2003 and the first half of 2004.

The rules surrounding these social programs have now been finalized and we do not anticipate that there will be a material impact on our financial results in either 2003 or 2004.

In 2002, the European Commission released proposed legislation, the Agency Workers Directive ("AWD"), aimed at improving the quality of temporary staffing work through a principle of non-discrimination between temporary staff and permanent employees. The AWD is no longer being discussed in the European Parliament, and it is not expected to be passed in its current form, if at all. Given the uncertainty surrounding the AWD, we cannot currently estimate the impact, if any, on the future results of our European operations or our consolidated financial statements.

Recently Issued Accounting Standards

During April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. We do not anticipate the adoption of this statement to have a material impact on our consolidated financial statements, as we are not currently a party to derivative financial instruments addressed by this standard.

During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. We do not anticipate the adoption of this statement to have a material impact on our consolidated financial statements, as we are not currently a party to such instruments addressed by this standard.

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

Item 3 -- Quantitative and Qualitative Disclosures About Market Risk

Our 2002 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing, except for the termination of our interest rate swap agreement with a notional value of Yen4,000.0 million that was previously identified.

Item 4 - Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

On April 29, 2003, at our Annual Meeting of Shareholders (the "Annual Meeting") our shareholders voted on proposals to: (1) elect three directors to serve until 2006 as Class I directors; (2) approve the 2003 Equity Incentive Plan of Manpower Inc.; and (3) ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for 2003. In addition, Willie D. Davis and Terry A. Hueneke continued as Class II directors (term expiring 2004), and J. Thomas Bouchard, Rozanne L. Ridgeway and Edward J. Zore continued as Class III directors (term expiring 2005). The results of the proposals voted upon at the Annual Meeting are as follows:

                                                                                                              Broker
                                                       For          Against      Withheld       Abstain      Non-Vote
                                                       ---          -------      --------       -------      --------
  1.  a)  Election of Jeffery A. Joerres            64,200,146            --       761,013          --             --

      b)  Election of Dennis Stevenson              41,221,430            --    23,739,729          --             --

      c)  Election of John R. Walter                61,585,289            --     3,375,870          --             --

  2.  Approval of the 2003 Equity Incentive
      Plan of Manpower Inc.                         41,336,927    19,408,954          --         471,412    3,743,866

  3.  Ratification of PricewaterhouseCoopers
      LLP as independent auditors                   63,938,071     1,007,181          --          15,907           --



Item 5 -- Other Information

The following audit-related and non-audit services performed or to be performed for us by our independent auditors, PricewaterhouseCoopers, LLP were pre-approved in accordance with our policy on non-audit services during the second quarter:

   (a) audit-related services including:

       (i) the provision of audits and reviews of pension and other retirement plans and related consultation;

       (ii) assistance and consultation regarding the application of accounting principles;

       (iii) assistance in the registration and issuance of securities; and

       (iv) advisory services related to our Section 404 documentation.

   (b) assistance in the preparation and filing of our international tax returns;

   (c) federal, state and international tax planning strategies; and

   (d) transfer pricing documentation work.

Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits

       10.1 Terms and Conditions Regarding the Grant of Options in Lieu of Cash Directors Fees to Non-Employee Directors Under 2003 Equity Incentive Plan of Manpower Inc.

       12.1       Statement Regarding Computation of Ratio of Earnings to Fixed
                  Charges.

       99.1 Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

       99.2 Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchane Act of 1934.

       99.3 Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

       99.4 Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

   (b) During the quarter ended June 30, 2003, we filed one current report on Form 8-K dated June 12, 2003 with respect to Item 5 -- Other Events and two current reports on Form 8-K dated April 15, 2003 with respect to Item 12 -- Results of Operations and Financial Condition.

                               FINANCIAL MEASURES

Constant Currency

Changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide "constant currency" calculations in this Quarterly Report to remove this impact. We typically express year-over-year variances that are calculated in constant currency as a percentage.

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



                                             3 MONTHS ENDED                          6 MONTHS ENDED
                                              JUNE 30, 2003                           JUNE 30, 2003
                                   -------------------------------------     ----------------------------------
                                                             Variance in                            Variance in
                                    Reported     Impact of      Constant     Reported    Impact of     Constant
                                    Variance      Currency      Currency     Variance     Currency     Currency
                                   -------------------------------------     ----------------------------------
                                                                   (Unaudited)

  Revenues from services:
    France                            24.3%        23.7%           .6%         24.3%       23.2%          1.1%
    EMEA                              14.6         17.3          (2.7)         15.3        17.4          (2.1)
    Other Operations                  14.6          5.1           9.5          15.0         3.9          11.1
    Manpower Inc.                     15.8         14.8           1.0          16.5        14.4           2.1

  Gross profit                        11.6         14.0          (2.4)         11.9        13.7          (1.8)

  Selling and administrative
  expenses                            11.7         13.3          (1.6)         10.5        12.9          (2.4)

  Operating profit                    10.1         18.6          (8.5)         27.7        23.6           4.1

  Net earnings per share --
  diluted                             12.1         21.2          (9.1)         33.3        30.9           2.4

Systemwide Sales

Systemwide sales represents revenues from our branch offices plus the sales activity of locations operating under a franchise agreement with us. We consider Systemwide sales to be important because it is a measure of the total market share of all entities operating under our various brands. In the United States, Systemwide sales relates to entities operating under the Manpower brand. Calculations of Systemwide sales on a consolidated basis and for the United States are provided below.

                                               3 MONTHS ENDED JUNE 30 (in millions)
                                        --------------------------------------------------
                                             CONSOLIDATED                UNITED STATES
                                        ----------------------    ------------------------
                                          2003         2002          2003         2002
                                        --------    ----------    ----------    ----------
                                                            (Unaudited)

        Revenue from services           $3,013.4    $  2,602.9    $    483.9    $    474.9
        Less:  Franchise fees                5.9           6.0           4.9           5.5
        Add:  Franchise sales              294.1         295.2         248.4         254.9
                                        --------    ----------    ----------    ----------
        Systemwide sales                $3,301.6    $  2,892.1    $    727.4    $    724.3
                                        ========    ==========    ==========    ==========


                                               6 MONTHS ENDED JUNE 30 (in millions)
                                        ----------------------------------------------------
                                             CONSOLIDATED                UNITED STATES
                                        ----------------------    --------------------------
                                          2003         2002            2003         2002
                                        --------    ----------    ------------  ------------
                                                            (Unaudited)

        Revenue from services           $5,692.1    $  4,886.9    $     947.4   $     903.6
        Less:  Franchise fees               11.9          12.3           10.1          10.4
        Add:  Franchise sales              560.8         557.5          478.0         485.1
                                        --------    ----------    -----------   -----------
        Systemwide sales                $6,241.0    $  5,432.1    $   1,415.3   $   1,378.3
                                        ========    ==========    ===========   ===========

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  MANPOWER INC.
                              -------------------------------------------------
                                                 (Registrant)





Date:  August 4, 2003         /s/ Michael J. Van Handel
                              -------------------------------------------------
                              Michael J. Van Handel
                              Executive Vice President, Chief Financial Officer,
                              and Secretary (Signing on behalf of the Registrant
                              and as the Principal Financial Officer and
                              Principal Accounting Officer)

                                  EXHIBIT INDEX



        Exhibit No.                         Description
        -----------         ----------------------------------------------------
            10.1            Terms and Conditions Regarding the Grant of Options
                            in Lieu of Cash Directors Fees to Non-Employee
                            Directors Under 2003 Equity Incentive Plan of
                            Manpower Inc.

            12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

            99.1 Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14
                            (a) of the Securities Exchange Act of 1934.

            99.2 Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

            99.3 Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

            99.4 Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.