Form 10-Q
period 2003-09-30
MANPOWER INC /WI/
filed 2003-11-03
CIK 871763

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                               SEPTEMBER 30, 2003

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

                                    Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         SHARES OUTSTANDING
         CLASS                                          AT SEPTEMBER 30, 2003
         --------                                    --------------------------
         Common Stock, $.01 par value                        77,918,047

================================================================================

                         MANPOWER INC. AND SUBSIDIARIES

                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I      FINANCIAL INFORMATION

 Item 1     Financial Statements (unaudited)

                   Consolidated Balance Sheets ................................      3-4

                   Consolidated Statements of Operations.......................        5

                   Consolidated Statements of Cash Flows.......................        6

                   Notes to Consolidated Financial Statements..................     7-11

 Item 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................    12-18

 Item 3     Quantitative and Qualitative Disclosures About Market Risk.........       18

 Item 4     Controls and Procedures............................................       19

PART II     OTHER INFORMATION

 Item 5     Other Information..................................................       20

 Item 6     Exhibits and Reports on Form 8-K...................................       20

FINANCIAL MEASURES ............................................................    21-22

SIGNATURES.....................................................................       23

EXHIBIT INDEX .................................................................       24

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                     ASSETS

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             2003             2002
                                                         -------------    ------------
                                                          (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                  $  287.5         $  284.0
Accounts receivable, less allowance for
    doubtful accounts of $79.6 and $70.3, respectively      2,576.3          2,214.2
Prepaid expenses and other assets                              76.7             76.0
Future income tax benefits                                     81.0             79.1
                                                           --------         --------
    Total current assets                                    3,021.5          2,653.3

OTHER ASSETS:

Goodwill and other intangible assets, less accumulated
    amortization of $50.2 and $46.7, respectively             563.1            545.7
Investments in licensees                                       64.8             60.5
Other assets                                                  312.4            253.4
                                                           --------         --------
    Total other assets                                        940.3            859.6

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment         582.0            533.4
Less: accumulated depreciation and amortization               396.6            344.6
                                                           --------         --------
     Net property and equipment                               185.4            188.8
                                                           --------         --------
     Total assets                                          $4,147.2         $3,701.7
                                                           ========         ========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2003            2002
                                                                   -------------   ------------
                                                                    (Unaudited)
CURRENT LIABILITIES:

Accounts payable                                                     $  524.3        $  447.0
Employee compensation payable                                           115.3            96.2
Accrued liabilities                                                     372.3           295.7
Accrued payroll taxes and insurance                                     420.4           391.6
Value added taxes payable                                               391.7           309.0
Short-term borrowings and current maturities of long-term debt           14.2            22.8
                                                                     --------        --------
    Total current liabilities                                         1,838.2         1,562.3

OTHER LIABILITIES:

Long-term debt                                                          788.0           799.0
Other long-term liabilities                                             339.7           340.5
                                                                     --------        --------
   Total other liabilities                                            1,127.7         1,139.5

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares,
  none issued                                                               -               -
Common stock, $.01 par value, authorized 125,000,000 shares,
  issued 87,863,247 and 87,043,956 shares, respectively                    .9              .9
Capital in excess of par value                                        1,714.9         1,696.2
Accumulated deficit                                                    (209.7)         (289.7)
Accumulated other comprehensive income (loss)                           (41.0)         (123.7)
Treasury stock at cost, 9,945,200 shares                               (283.8)         (283.8)
                                                                     --------        --------
   Total shareholders' equity                                         1,181.3           999.9
                                                                     --------        --------
   Total liabilities and shareholders' equity                        $4,147.2        $3,701.7
                                                                     ========        ========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                 3 MONTHS ENDED              9 MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                             -----------------------     -----------------------
                                               2003          2002          2003          2002
                                             ---------     ---------     ---------     ---------
Revenues from services                       $ 3,203.2     $ 2,885.9     $ 8,895.3     $ 7,772.8

Cost of services                               2,653.6       2,373.6       7,358.2       6,378.1
                                             ---------     ---------     ---------     ---------
    Gross profit                                 549.6         512.3       1,537.1       1,394.7

Selling and administrative expenses              470.8         435.1       1,368.3       1,247.0
                                             ---------     ---------     ---------     ---------
    Operating profit                              78.8          77.2         168.8         147.7

Interest and other expense                         9.4          11.3          27.2          28.9
                                             ---------     ---------     ---------     ---------
    Earnings before income taxes                  69.4          65.9         141.6         118.8

Provision for income taxes                        25.6          25.4          53.8          45.7
                                             ---------     ---------     ---------     ---------
    Net earnings                             $    43.8     $    40.5     $    87.8     $    73.1
                                             =========     =========     =========     =========

Net earnings per share                       $     .56     $     .53     $    1.13     $     .96
                                             =========     =========     =========     =========

Net earnings per share - diluted             $     .56     $     .52     $    1.12     $     .94
                                             =========     =========     =========     =========

Weighted average common shares                    77.7          76.6          77.5          76.2
                                             =========     =========     =========     =========

Weighted average common shares - diluted          78.8          77.4          78.4          77.6
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

                         MANPOWER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                   9 MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                -------------------
                                                                 2003        2002
                                                                -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                $  87.8     $  73.1
       Adjustments to reconcile net earnings to net cash
        provided by operating activities:
          Depreciation and amortization                           46.5        48.9
          Amortization of discount on convertible debentures       5.6         5.5
          Deferred income taxes                                    1.8         3.0
          Provision for doubtful accounts                         14.4        15.2
          Changes in operating assets and liabilities:
            Accounts receivable                                 (186.4)     (172.8)
            Other assets                                         (23.4)       26.2
            Other liabilities                                    149.4        71.0
                                                               -------     -------
Cash provided by operating activities                             95.7        70.1
                                                               -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (38.9)      (40.2)
  Acquisitions of businesses, net of cash acquired                (3.6)      (31.2)
  Proceeds from the sale of property and equipment                 2.2         2.2
                                                               -------     -------
Cash used by investing activities                                (40.3)      (69.2)
                                                               -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term borrowings                             (9.4)         .5
  Proceeds from long-term debt                                    30.4       567.4
  Repayment of long-term debt                                   (101.7)     (587.6)
  Proceeds from stock option and purchase plans                   18.7        30.4
  Repurchases of common stock                                        -       (30.7)
  Dividends paid                                                  (7.8)       (7.6)
                                                               -------     -------
Cash used by financing activities                                (69.8)      (27.6)
                                                               -------     -------
Effect of exchange rate changes on cash                           17.9        17.5
                                                               -------     -------
Change in cash and cash equivalents                                3.5        (9.2)

Cash and cash equivalents, beginning of year                     284.0       245.8
                                                               -------     -------
Cash and cash equivalents, end of period                       $ 287.5     $ 236.6
                                                               =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                $  29.8     $  30.1
                                                               =======     =======
  Income taxes paid                                            $  51.9     $  59.9
                                                               =======     =======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         MANPOWER INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

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

Stock Compensation Plans

We account for all of our fixed stock option plans and our 1990 Employee Stock Purchase Plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to stock options is reflected in Net earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on Net earnings and Net earnings per share if we had applied the fair value recognition provisions of SFAS Nos. 123 and 148 to stock-based employee compensation.

                                                              3 MONTHS ENDED        9 MONTHS ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            -----------------     -----------------
                                                             2003       2002       2003       2002
                                                            ------     ------     ------     ------
Net earnings, as reported                                   $ 43.8     $ 40.5     $ 87.8     $ 73.1
Less: Total stock-based employee compensation
      expense determined under the fair value
      method for all awards, net of related tax effects        1.7        1.0        5.0        2.7
                                                            ------     ------     ------     ------
Pro forma net earnings                                      $ 42.1     $ 39.5     $ 82.8     $ 70.4
                                                            ======     ======     ======     ======

Net earnings per share - basic:
   As reported                                              $  .56     $  .53     $ 1.13     $  .96
   Pro forma                                                $  .55     $  .52     $ 1.08     $  .93

Net earnings per share - diluted:
   As reported                                              $  .56     $  .52     $ 1.12     $  .94
   Pro forma                                                $  .54     $  .51     $ 1.06     $  .91

On April 29, 2003, our shareholders approved the 2003 Equity Incentive Plan of Manpower Inc. Under this plan, all of our employees and directors are eligible to receive stock options, stock appreciation rights, restricted stock, and deferred stock grants. There are 4.5 million shares of common stock available for grant under this plan. Grants under this plan are determined on a basis consistent with that of previously existing plans, with the exception of grants to directors. In July 2003, the director compensation plan was modified such that directors can now elect deferred stock grants, rather than stock options, in lieu of certain cash compensation. Deferred stock grants will be settled in shares of our common stock upon a director's termination. We will no longer make any grants under our 1994 Executive Stock Option and Restricted Stock Plan.

During the third quarter and the first nine months of 2003, we recognized $.1 and $.3, respectively, of expense, net of tax, related to restricted stock grants.

Recently Issued Accounting Standards

During April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. We adopted this statement as of July 1, 2003, and it had no impact on our consolidated financial statements.

During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. We adopted this statement as of July 1, 2003, and it had no impact on our consolidated financial statements.

During January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. The consolidation provisions of this Interpretation are effective immediately for interests created after January 31, 2003. For interests created before February 1, 2003, we are required to adopt the consolidation provisions by December 31, 2003. Our franchise operations and certain other partially owned affiliates represent potential variable interest entities as currently defined. A number of interpretations and implementation issues, including some related to franchise relationships, have been raised with and are under consideration by the FASB. We understand that the FASB may amend the Interpretation to address certain of these matters prior to December 31, 2003. Accordingly, we have not yet determined whether we are required to consolidate such entities. If we were required to consolidate such entities, our annual consolidated revenues could increase by approximately $1 billion. Other impacts on our consolidated financial statements have not yet been determined.

(2) Income Taxes

We provided for income taxes during the first nine months of 2003 at a rate of 38.0%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, valuation reserves recorded against foreign net operating losses and U.S. taxes on foreign earnings. For the year ended December 31, 2002 we provided for income taxes at a rate of 39.8%. The estimated effective tax rate for 2003 is lower than the 2002 rate due to the positive impact of certain tax planning strategies offset somewhat by a forecasted shift in the mix of taxable income toward countries with higher tax rates.

(3) Earnings Per Share

The calculations of Net earnings per share and Net earnings per share - diluted are as follows:

                                                       3 MONTHS ENDED        9 MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -----------------     -----------------
                                                      2003       2002       2003       2002
                                                     ------     ------     ------     ------
Net earnings per share:
   Net earnings available to common shareholders     $ 43.8     $ 40.5     $ 87.8     $ 73.1
   Weighted average common shares outstanding          77.7       76.6       77.5       76.2
                                                     ------     ------     ------     ------
                                                     $  .56     $  .53     $ 1.13     $  .96
                                                     ======     ======     ======     ======

Net earnings per share - diluted:
   Net earnings available to common shareholders     $ 43.8     $ 40.5     $ 87.8     $ 73.1

   Weighted average common shares outstanding          77.7       76.6       77.5       76.2
   Effect of dilutive stock options                     1.1         .8         .9        1.4
                                                     ------     ------     ------     ------
                                                       78.8       77.4       78.4       77.6
                                                     ------     ------     ------     ------
                                                     $  .56     $  .52     $ 1.12     $  .94
                                                     ======     ======     ======     ======

The calculation of Net earnings per share - diluted does not include certain stock option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were 99,400 and 626,300 of such options excluded from the calculation for the three months ended September 30, 2003 and 2002, respectively, and 497,500 and 130,500 of such options excluded from the calculation for the nine months ended September 30, 2003 and 2002, respectively.

In addition, there were 6.1 million shares of common stock that were contingently issuable under our unsecured zero-coupon convertible debentures, due August 17, 2021 ("Debentures") for both the three- and nine-month periods ended September 30, 2003 and 2002. Such shares are excluded from the calculation of Net earnings per share - diluted based upon the terms of the Debentures and our intent to settle any potential "put" of the Debentures in cash. In the event of a significant change in the economic environment, we may choose to settle a future "put" with common stock, which would have a dilutive effect on existing shareholders.

The 6.1 million contingently issuable shares under the Debentures will be included in the calculation of Net earnings per share - diluted, using the "if-converted" method, when the shares become issuable under the conversion feature of the Debentures. Under the "if-converted" method, net earnings available to common shareholders would be adjusted for the amortization of the discount on the Debentures, net of tax, for the respective periods. The shares become issuable when the share price during a certain period is greater than 110% of the accreted value of the Debentures at the beginning of a conversion period, as defined by the agreement or in certain other circumstances. Given the accreted value of the Debentures at the beginning of the current conversion period, the share price will have to be greater than approximately $46.50 per share for the shares to be issuable.

(4) Accounts Receivable Securitization

During July 2003, we amended our Receivables Facility in the United States to extend the expiration to July 2004. All other terms remain unchanged and as of September 30, 2003, there were no amounts advanced under this agreement. Currently, there is $200.0 million eligible to be advanced to us under this agreement.

(5) Debt

During October 2003, we renewed our 364-day Facility with a syndicate of commercial banks. The availability under this facility was reduced from $285.0 to $200.0, due to lower estimated credit availability needs, and it matures in October 2004. All other terms and conditions remain unchanged and as of September 30, 2003, there were no amounts outstanding under this facility.

Holders of the Debentures may require us to repurchase the Debentures at the issue price, plus accreted original issue discount, on the first, third, fifth, tenth and fifteenth anniversary dates of issuance. We may purchase these Debentures for cash, common stock, or a combination thereof. There were no debentures "put" to us on the first anniversary date and the next "put" date is on the third anniversary date, August 17, 2004, which is also the first date we may "call" the debentures. Our intent is to settle any future "put" in cash. In the event of a significant change in the economic environment, we may choose to settle a future "put" with common stock, which would have a dilutive effect on existing shareholders. These debentures have been classified as Long-term debt on our consolidated balance sheet as of September 30, 2003, due to our intent and ability to refinance a "put" in August 2004 on a long-term basis.

(6) Derivative Financial Instruments

During September 2003, we repaid Y4,150.0 (approximately $36.1) that was outstanding under our Five-year Facility. In connection with this repayment, we also terminated our interest rate swap agreement with a notional value of Y4,150.0, which was scheduled to expire in April 2006, for $.5.

During March 2003, we repaid Y4,000.0 (approximately $34.0) that was outstanding under our Five-year Facility. In connection with this repayment, we also terminated our interest rate swap agreement with a notional value of Y4,000.0, which was scheduled to expire in June 2003, for $.1.

(7) Shareholders' Equity

Comprehensive income (loss) consists of the following:

                                                     3 MONTHS ENDED        9 MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                    ----------------     -----------------
                                                     2003      2002       2003       2002
                                                    ------    ------     ------     ------
Net earnings                                        $ 43.8    $ 40.5     $ 87.8     $ 73.1
Other comprehensive income (loss):
    Foreign currency translation adjustments          22.1       5.7       77.3       42.2
    Unrealized gain (loss) on
     available for sale securities - net of tax         .6      (2.4)       2.9       (5.2)
    Unrealized gain (loss) on derivative
     financial instruments - net of tax                1.3      (4.6)       2.5       (5.6)
                                                    ------    ------     ------     ------
        Comprehensive income                        $ 67.8    $ 39.2     $170.5     $104.5
                                                    ======    ======     ======     ======

On April 29, 2003, the Board of Directors declared a cash dividend of $.10 per share, which was paid on June 16, 2003 to shareholders of record on June 3, 2003.

On October 28, 2003, the Board of Directors declared a cash dividend of $.10 per share, which is payable on December 15, 2003 to shareholders of record on December 2, 2003.

(8) Interest and Other Expense (Income)

Interest and other expense (income) consists of the following:

                                       3 MONTHS ENDED            9 MONTHS ENDED
                                        SEPTEMBER 30,             SEPTEMBER 30,
                                    --------------------      --------------------
                                     2003         2002         2003         2002
                                    -------      -------      -------      -------
Interest expense                    $  10.6      $  11.5      $  31.0      $  31.9
Interest income                        (1.5)        (1.9)        (6.0)        (6.6)
Foreign exchange losses (gains)          .6          (.1)         (.9)         (.8)
Miscellaneous, net                      (.3)         1.8          3.1          4.4
                                    -------      -------      -------      -------
Total                               $   9.4      $  11.3      $  27.2      $  28.9
                                    =======      =======      =======      =======

(9) Segment Data

                                                 3 MONTHS ENDED            9 MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                              ---------------------     ---------------------
                                                2003         2002         2003         2002
                                              --------     --------     --------     --------
Revenues from services:
  United States (a)                           $  500.6     $  512.8     $1,448.0     $1,416.4
  France                                       1,279.1      1,103.3      3,405.7      2,813.7
  EMEA                                           993.1        906.6      2,830.7      2,500.9
  Other Operations                               430.4        363.2      1,210.9      1,041.8
                                              --------     --------     --------     --------
                                              $3,203.2     $2,885.9     $8,895.3     $7,772.8
                                              ========     ========     ========     ========

Operating unit profit:
  United States                               $   11.0     $   12.4     $   24.0     $   15.8
  France                                          51.3         40.6        120.1         95.5
  EMEA                                            17.3         28.5         34.7         56.2
  Other Operations                                 7.6          2.7         16.5          2.5
                                              --------     --------     --------     --------
                                                  87.2         84.2        195.3        170.0
  Corporate expenses                               8.4          7.0         26.5         22.2
  Amortization of other intangible assets            -            -            -           .1
  Interest and other expense                       9.4         11.3         27.2         28.9
                                              --------     --------     --------     --------
    Earnings before income taxes              $   69.4     $   65.9     $  141.6     $  118.8
                                              ========     ========     ========     ========

(a) United States revenues above represent revenues from our Company-owned branches only. U.S. Systemwide sales information is provided on page 22.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended September 30, 2003 and 2002

Revenues from services increased 11.0% to $3,203.2 million for the third quarter of 2003 from the same period in 2002. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 1.8%. Revenue growth in the third quarter of 2003 attributable to acquisitions was approximately $6 million or .2% of revenue. Systemwide sales were $3,510.3 million and $3,183.5 million for the third quarter of 2003 and 2002, respectively. (See Financial Measures on pages 21 and 22 for further information on constant currency and Systemwide sales.)

Gross profit increased 7.3% to $549.6 million for the third quarter of 2003. Gross profit margin was 17.2%, a decrease of 60 basis points (.6%) from the third quarter of 2002. This decrease was attributable to higher payroll taxes and social costs, increased pricing pressures throughout the world, changes in the service mix of business (from higher margin service lines to lower margin service lines) and changes in the geographical mix of business (as revenues in countries with lower gross profit margins, such as France, were higher than in countries with higher gross profit margins). Gross profit growth from acquisitions was minimal and had no impact on gross profit margin.

Selling and administrative expenses increased 8.2% from the third quarter of 2002, to $470.8 million in the third quarter of 2003. This increase is primarily due to the changes in exchange rates, as these expenses were flat on a constant currency basis. As a percent of revenues, Selling and administrative expenses were 14.7% in the third quarter of 2003 compared to 15.1% in the third quarter of 2002. The improvement in this ratio is a result of productivity improvements, and careful expense management in conjunction with growing revenues.

Operating profit increased 2.0% for the third quarter of 2003 compared to 2002, with an operating profit margin of 2.5% in 2003 compared to 2.7% in 2002. On a constant currency basis, Operating profit decreased 9.3%. Acquisitions did not have an impact on Operating profit.

Interest and other expense decreased $1.9 million from the third quarter of 2002 to $9.4 million in the third quarter of 2003. Net interest expense decreased $.5 million in the quarter to $9.1 million. Translation losses were $.6 million in the third quarter of 2003 compared to a translation gain of $.1 million in the third quarter of 2002. Miscellaneous, net, which consists of bank fees and other non-operating income and expenses, was income of $.3 million in the third quarter of 2003 compared to a $1.8 million loss in the third quarter of 2002.

We provided for income taxes during the third quarter of 2003 at a rate of 37.0%, bringing the year-to-date effective rate to 38%, which is equal to our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, valuation reserves recorded against foreign net operating losses and U.S. taxes on foreign earnings. For the year ended December 31, 2002 we provided for income taxes at a rate of 39.8%. The estimated effective tax rate for 2003 is lower than the 2002 rate due to the positive impact of certain tax planning strategies offset somewhat by a forecasted shift in the mix of taxable income toward countries with higher tax rates.

Net earnings per share, on a diluted basis, increased 7.7% to $.56 in the third quarter of 2003 compared to $.52 in the third quarter of 2002. In constant currency, Net earnings per share, on a diluted basis, decreased 5.8%. The change in foreign currency exchange rates positively impacted Net earnings per share, on a diluted basis, by approximately $.07 in the third quarter of 2003.

Segment Operating Results

United States

The United States experienced a decrease in revenues of 2.4% in the third quarter of 2003 compared to 2002, reflecting a slowing from the 1.9% increase in revenues in the second quarter of 2003. During the third quarter, we saw improvement in the year-over-year revenue growth rates in the industrial sector business, however the year-over-year revenue growth rate in the office and professional sectors declined slightly from the second quarter. Franchise acquisitions added 1.1% to revenue growth in the United States for the quarter. Revenues for the first nine months of 2003 increased 2.2% from the same period in the prior year (1.0% excluding franchise acquisitions). Systemwide sales were $756.4 million and $783.7 million for the third quarter of 2003 and 2002, respectively, and $2,171.7 million and $2,162.1 million for the first nine months of 2003 and 2002, respectively. (See Financial Measures on pages 21 and 22 for further information on Systemwide sales.)

The gross profit margin declined during the third quarter and for the first nine months of 2003 compared to the same periods in 2002 as a result of higher state unemployment taxes, increased pricing pressures and a shift in business mix toward lower gross profit margin business.

Selling and administrative expenses declined in the third quarter and for the first nine months of 2003, compared to the same periods in 2002, due to the impact of our productivity improvements and continued cost control efforts.

Operating unit profit (`OUP') margin in the United States was 2.2% and 2.4% in the third quarter of 2003 and 2002, respectively, and 1.7% and 1.1% for the first nine months of 2003 and 2002, respectively. The decline in OUP margin in the third quarter of 2003 is due to the slight decline in gross profit margin. For the first nine months of 2003, the year-over-year improvement in OUP margin was due to the leveraging impact of the increased revenue levels and the continued cost control efforts, partially offset by the decrease in gross profit margin.

France

In France, revenues increased 15.9% (1.3% in Euro) during the third quarter of 2003 compared to 2002. This quarterly growth rate, in Euro, reflects a slight improvement from the .6% experienced during the second quarter of 2003, however September showed a lower growth rate than the quarter in total. Revenues have increased 21.0% (1.1% in Euro) for the first nine months of 2003 compared to the same period in 2002.

The gross profit margin remained relatively stable during the third quarter and for the first nine months of 2003, compared to the same periods in 2002.

Selling and administrative expenses declined in Euro during the third quarter of 2003 compared to 2002 and for the first nine months of 2003 compared to 2002. These declines, in Euro, reflect productivity improvements and our continued cost management efforts.

During the third quarter of 2003 and 2002, OUP margin in France was 4.0% and 3.7%, respectively, and the OUP margin was 3.5% for the first nine months of 2003 compared to 3.4% in 2002. These improvements reflect our continued cost control efforts.

EMEA

In EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France), revenues increased 9.5% (.1% in constant currency) for the third quarter of 2003 compared to 2002. For the first nine months of 2003, revenues in EMEA were 13.2% above prior year levels (down 1.3% in constant currency). The increase, in constant currency, for the third quarter of 2003 reflects an improvement from the second quarter of 2003, where revenues declined 2.7%. Germany, Italy, Spain and our Brook Street operations continue to show positive revenue growth, while revenue declines were experienced in The Netherlands, the Nordics and our Manpower UK operations due to lower demand for services in those markets. (See Financial Measures on pages 21 and 22 for further information on constant currency.)

The gross profit margin declined throughout the first nine months of 2003 compared to 2002 due to social cost increases, pricing pressures and changes in the geographical mix of business (due to a shift of business mix to operations with lower gross profit margins).

Selling and administrative expenses continue to be effectively managed, declining, in constant currency, for the third quarter of 2003 compared to 2002, and for the first nine months of 2003 compared to 2002. This decrease was experienced despite continued investments in new office openings in certain markets.

OUP margin for EMEA was 1.7% and 3.1% for the third quarter of 2003 and 2002, respectively, and 1.2% and 2.2% for the first nine months of 2003 and 2002, respectively. The decline in OUP margin was primarily the result of the decreased gross profit margins offset somewhat by the impact of productivity improvements and continued cost control efforts.

Other Operations

Revenues of Other Operations increased 18.5% (13.6% in constant currency) during the third quarter of 2003 compared to 2002. For the first nine months of 2003, revenue increased 16.2% from 2002 (12.0% in constant currency). The majority of operations in this segment experienced revenue increases, in constant currency, during the third quarter and improving revenue trends during the first nine months of 2003.

The gross profit margin increased in the third quarter of 2003 compared to 2002 due primarily to pricing improvements in certain operations and a shift in the mix of business toward those with higher gross profit margins.

Selling and administrative expenses increased in the third quarter and for the first nine months of 2003 compared to the same periods in 2002 in response to the increasing revenue levels and as a result of investments in new office openings in certain markets.

The OUP margin for Other Operations in the third quarter of 2003 and 2002 was 1.8% and .8%, respectively, and 1.4% and .3% in the first nine months of 2003 and 2002, respectively. This improvement is the result of the higher gross profit margins and productivity improvements.

During the fourth quarter of 2003 and into 2004, we expect to continue investing in this segment. We will open offices in Japan in anticipation of deregulation that will allow the expansion of our services into industrial positions.

Operating Results - Nine Months Ended September 30, 2003 and 2002

Revenues from services increased 14.4% to $8,895.3 million for the first nine months of 2003 from the same period in 2002. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 2.0%. Revenue growth in the first nine months of 2003 attributable to acquisitions was approximately $18 million or .2% of revenues. Systemwide sales were $9,751.3 million and $8,615.6 million for the first nine months of 2003 and 2002, respectively. (See Financial Measures on pages 21 and 22 for further information on constant currency and Systemwide sales.)

Gross profit increased 10.2% to $1,537.1 million for the first nine months of 2003 compared to the same period in 2002. Gross profit margin was 17.3%, a decrease of 60 basis points (.6%) from the first nine months of 2002. This decrease was attributable to higher payroll taxes and social costs, increased pricing pressures throughout the world, changes in the service mix of business (from higher margin service lines to lower margin service lines) and changes in the geographical mix of business (as revenues in countries with lower gross profit margins, such as France, were higher than in countries with higher gross profit margins). Gross profit growth from acquisitions was approximately $2 million, which had no impact on gross profit margin.

Selling and administrative expenses increased 9.7% from the first nine months of 2002, to $1,368.3 million in the first nine months of 2003. This increase is primarily due to the changes in exchange rates, as these expenses decreased 1.5% on a constant currency basis. As a percent of revenues, Selling and administrative expenses were 15.4% in the first nine months of 2003 compared to 16.0% in the first nine months of 2002. This improvement is a result of productivity improvements, and careful expense management in conjunction with growing revenues.

Operating profit increased 14.3% for the first nine months of 2003 compared to 2002, and on a constant currency basis, Operating profit decreased 2.9%. The operating profit margin of 1.9% for the first nine months of 2003 was consistent with that of the prior year. The Operating profit level primarily reflects the improved leveraging of the business offset by gross profit declines. Acquisitions reduced Operating profit for the first nine months of 2003 by $.2 million.

Interest and other expense decreased $1.7 million from the first nine months of 2002 to $27.2 million in the first nine months of 2003. Net interest expense decreased $.3 million in 2003 to $25.0 million. Translation gains were $.9 million in the first nine months of 2003 compared to $.8 million in the first nine months of 2002. Miscellaneous, net expenses decreased $1.3 million in the first nine months of 2003 compared to 2002 and consist of bank fees and other non-operating income and expenses.

We provided for income taxes during the first nine months of 2003 at a rate of 38.0%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, valuation reserves recorded against foreign net operating losses and U.S. taxes on foreign earnings. For the year ended December 31, 2002 we provided for income taxes at a rate of 39.8%. The estimated effective tax rate for 2003 is lower than the 2002 rate due to the positive impact of certain tax planning strategies offset somewhat by a forecasted shift in the mix of taxable income toward countries with higher tax rates.

Net earnings per share, on a diluted basis, increased 19.1% to $1.12 in the first nine months of 2003 compared to $.94 in 2002. In constant currency, Net earnings per share, on a diluted basis, decreased 2.1%. The change in foreign currency exchange rates positively impacted Net earnings per share, on a diluted basis, by approximately $.20 in 2003.

Liquidity and Capital Resources

Cash provided by operating activities was $95.7 million in the first nine months of 2003 compared to $70.1 million for the same period in 2002. This increase results from the higher earnings level in 2003 and the timing of vendor and payroll-related payments.

Capital expenditures were $38.9 million in the first nine months of 2003 compared to $40.2 million during the first nine months of 2002. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs.

Net cash used to repay borrowings was $80.7 million and $19.7 million in the first nine months of 2003 and 2002, respectively. When appropriate, we continue to use excess cash to repay borrowings under our various facilities.

We have aggregate commitments related to debt repayments, operating leases and other commitments of $1,218.2 million as of September 30, 2003 compared to $1,235.5 million as of December 31, 2002. This decrease primarily reflects the repayments of borrowings made during 2003, offset by the impact of changes in foreign currency exchange rates since December 31, 2002, which had the effect of increasing our commitments.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $137.2 million and $111.1 million as of September 30, 2003 and December 31, 2002, respectively ($63.5 million and $39.4 million for guarantees, respectively, and $73.7 million and $71.7 million for stand-by letters of credit, respectively). Guarantees primarily relate to bank accounts, government requirements for operating a temporary service company in certain countries, operating leases and indebtedness. The increase in guarantees since December 31, 2002, relates to a subsidiary's bank account. The stand-by letters of credit relate to workers' compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments discussed above.

Accounts receivable increased to $2,576.3 million as of September 30, 2003 from $2,214.2 million as of December 31, 2002. This increase is due to changes in foreign currency exchange rates and higher seasonal business volume. At December 31, 2002 exchange rates, the September 30, 2003 balance would have been approximately $190.0 million less than reported.

During September 2003, we repaid Y4,150.0 million (approximately $36.1 million) that was outstanding under our Five-year Facility as of December 31, 2002. In connection with this repayment, we also terminated our interest rate swap agreement with a notional value of Y4,150.0 million, which was scheduled to expire in April 2006, for $.5 million.

During July 2003, we amended our Receivables Facility in the United States to extend the expiration to July 2004. All other terms remain unchanged and as of September 30, 2003, there were no amounts advanced under this agreement. Currently, there is $200.0 million eligible to be advanced to us under this agreement.

During March 2003, we repaid Y4,000.0 million (approximately $34.0 million) that was outstanding under our Five-year Facility as of December 31, 2002. In connection with this repayment, we also terminated our interest rate swap agreement with a notional value of Y4,000.0 million, which was scheduled to expire in June 2003, for $.1 million.

As of September 30, 2003, we had borrowings of $116.6 million and letters of credit of $73.7 million outstanding under our Five-year Facility, and there were no borrowings outstanding under our U.S. commercial paper program. Additional borrowings of $550.9 million were available to us under our Five-year Facility and 364-day Facility as of September 30, 2003.

During October 2003, we renewed our 364-day Facility with a syndicate of commercial banks. The availability under this facility was reduced from $285.0 million to $200.0 million, due to lower estimated credit availability needs, and it matures in October 2004. All other terms and conditions remain unchanged and as of September 30, 2003, there were no amounts outstanding under this facility. If this renewal had been effective as of September 30, 2003, we would have had $465.9 million of additional borrowings available to us under our Five-year Facility and 364-day Facility.

We also maintain separate lines of credit with foreign financial institutions to meet working capital needs of our foreign operations. As of September 30, 2003, such lines totaled $219.6 million, of which $211.5 million was unused.

Holders of our unsecured zero-coupon convertible debentures, due August 17, 2021 ("Debentures") may require us to repurchase the Debentures at the issue price, plus accreted original issue discount, on the first, third, fifth, tenth and fifteenth anniversary dates of issuance. We may purchase these Debentures for cash, common stock, or a combination thereof. There were no debentures "put" to us on the first anniversary date and the next "put" date is on the third anniversary date, August 17, 2004, which is also the first date we may "call" the debentures. Our intent is to settle any future "put" in cash. In the event of a significant change in the economic environment, we may choose to settle a future "put" with common stock, which would have a dilutive effect on existing shareholders. These debentures have been classified as Long-term debt on our consolidated balance sheet as of September 30, 2003, due to our intent and ability to refinance a "put" in August 2004 on a long-term basis.

Certain of our debt agreements require, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreements, we had a Debt-to-EBITDA ratio of 2.67 to 1 and a fixed charge ratio of 2.36 to 1 as of September 30, 2003. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2003.

On October 28, 2003, the Board of Directors declared a cash dividend of $.10 per share, which is payable on December 15, 2003 to shareholders of record on December 2, 2003.

Goodwill Impairment

In connection with SFAS No. 142, "Goodwill and Other Intangible Assets," we are required to perform goodwill impairment reviews, at least annually, using a fair-value-based approach. The majority of our goodwill results from our acquisitions of Elan and Jefferson Wells, as well as the development of our Empower operations.

As part of our impairment reviews, we estimate fair value primarily by using a discounted cash flow analysis and, for certain larger reporting units, we also consider market comparables. Significant assumptions used in this analysis include: expected future revenue growth rates, operating unit profit margins, and working capital levels; a discount rate; and a terminal value multiple. The revenue growth rates and operating unit profit margins are based, in part, on our expectation of an improving economic environment.

We have completed our annual impairment review for 2003 and determined there to be no impairment of goodwill. We plan to perform our next annual impairment review during the third quarter of 2004.

We may be required to perform an impairment review prior to our scheduled annual review if certain events occur, including lower than forecasted earnings levels for various reporting units. In addition, changes to other assumptions could significantly impact our estimate of the fair value of our reporting units. Such a change may result in a goodwill impairment charge, which could have a significant impact on the reportable segments that include the related acquisitions and our consolidated financial statements.

Recently Issued Accounting Standards

During April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. We adopted this statement as of July 1, 2003, and it had no impact on our consolidated financial statements.

During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. We adopted this statement as of July 1, 2003, and it had no impact on our consolidated financial statements.

During January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. The consolidation provisions of this Interpretation are effective immediately for interests created after January 31, 2003. For interests created before February 1, 2003, we are required to adopt the consolidation provisions by December 31, 2003. Our franchise operations and certain other partially owned affiliates represent potential variable interest entities as currently defined. A number of interpretations and implementation issues, including some related to franchise relationships, have been raised with and are under consideration by the FASB. We understand that the FASB may amend the Interpretation to address certain of these matters prior to December 31, 2003. Accordingly, we have not yet determined whether we are required to consolidate such entities. If we were required to consolidate such entities, our annual consolidated revenues could increase by approximately $1 billion. Other impacts on our consolidated financial statements have not yet been determined.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our 2002 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing, except for the termination of two interest rate swap agreements with a total notional value of Y8,150.0 million ($68.7 million as of December 31, 2002) that were previously identified.

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

                           PART II - OTHER INFORMATION

Item 5 - Other Information

The following audit-related and non-audit services performed or to be performed for us by our independent auditors, PricewaterhouseCoopers LLP, were pre-approved in accordance with our policy on non-audit services during the third quarter:

     (a)  transfer pricing advice; and

     (b)  value added tax training.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Amended and Restated 364-Day Credit Agreement dated as of October 6, 2003, among Manpower Inc., the initial lenders named therein, Citibank, N.A. and Salomon Smith Barney Inc.

          10.2 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective July 29, 2003).

          10.3 Severance Agreement among Manpower S.A.S., Manpower Inc. and Jean-Pierre Lemonnier dated as of September 1, 2003.

          12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

          31.1 Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

          31.2 Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

          32.1 Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

          32.2 Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

     (b) During the quarter ended September 30, 2003, we furnished one current report on Form 8-K dated July 17, 2003 with respect to Item 12 - Results of Operations and Financial Condition and we filed one current report on Form 8-K dated July 30, 2003 with respect to Item 5 - Other Events.

                               FINANCIAL MEASURES

Constant Currency

Changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide "constant currency" calculations in this Quarterly Report to remove this impact. We typically express year-over-year variances that are calculated in constant currency as a percentage.

When we use the term "constant currency," it means that we have translated financial data for a period into U.S. Dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure, indicating the actual growth of our operations. Earnings from our subsidiaries are rarely repatriated to the United States, and we typically do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates generally impact only reported earnings and not our actual cash flow or economic condition.

                                                3 MONTHS ENDED                          9 MONTHS ENDED
                                              SEPTEMBER 30, 2003                      SEPTEMBER 30, 2003
                                    ------------------------------------     -----------------------------------
                                                             Variance in                             Variance in
                                    Reported    Impact of      Constant      Reported    Impact of     Constant
                                    Variance     Currency      Currency      Variance     Currency     Currency
                                    --------    ---------    -----------     --------    ---------   -----------
                                                                   (unaudited)
Revenues from services:
    France                            15.9%       14.6%          1.3%          21.0%       19.9%         1.1%
    EMEA                               9.5         9.4            .1           13.2        14.5         (1.3)
    Other Operations                  18.5         4.9          13.6           16.2         4.2         12.0
    Manpower Inc.                     11.0         9.2           1.8           14.4        12.4          2.0

Gross profit                           7.3         8.7          (1.4)          10.2        11.9         (1.7)

Selling and administrative
expenses                               8.2         8.2             -            9.7        11.2         (1.5)

Operating profit                       2.0        11.3          (9.3)          14.3        17.2         (2.9)

Net earnings per share -diluted        7.7        13.5          (5.8)          19.1        21.2         (2.1)

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

                                   3 MONTHS ENDED SEPTEMBER 30,
                          ---------------------------------------------
                               CONSOLIDATED            UNITED STATES
                          ---------------------     -------------------
(in millions)               2003         2002         2003       2002
                          --------     --------     --------   --------
                                            (Unaudited)
Revenue from services     $3,203.2     $2,885.9     $  500.6   $  512.8
Less: Franchise fees           6.9          6.7          5.6        5.6
Add: Franchise sales         314.0        304.3        261.4      276.5
                          --------     --------     --------   --------
Systemwide sales          $3,510.3     $3,183.5     $  756.4   $  783.7
                          ========     ========     ========   ========

                                    9 MONTHS ENDED SEPTEMBER 30,
                          -----------------------------------------------
                               CONSOLIDATED             UNITED STATES
                          ---------------------     ---------------------
(in millions)               2003         2002         2003         2002
                          --------     --------     --------     --------
                                            (Unaudited)
Revenue from services     $8,895.3     $7,772.8     $1,448.0     $1,416.4
Less: Franchise fees          18.8         19.0         15.7         16.0
Add: Franchise sales         874.8        861.8        739.4        761.7
                          --------     --------     --------     --------
Systemwide sales          $9,751.3     $8,615.6     $2,171.7     $2,162.1
                          ========     ========     ========     ========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MANPOWER INC.
                                    --------------------------------------------
                                                    (Registrant)

Date: November 3, 2003               /s/ Michael J. Van Handel
                                    --------------------------------------------
                                     Michael J. Van Handel
                                     Executive Vice President, Chief Financial
                                     Officer, and Secretary (Signing on behalf
                                     of the Registrant and as the Principal
                                     Financial Officer and Principal Accounting
                                     Officer)

                                  EXHIBIT INDEX

Exhibit No.                             Description
-----------   ------------------------------------------------------------------
    10.1      Amended and Restated 364-Day Credit Agreement dated as of October
              6, 2003, among Manpower Inc., the initial lenders named therein,
              Citibank, N.A. and Salomon Smith Barney Inc.

    10.2      2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated
              Effective July 29, 2003).

    10.3      Severance Agreement among Manpower S.A.S., Manpower Inc. and
              Jean-Pierre Lemonnier dated as of September 1, 2003.

    12.1      Statement Regarding Computation of Ratio of Earnings to Fixed
              Charges.

    31.1      Certification of Jeffrey A. Joerres, Chairman and Chief Executive
              Officer, pursuant to Section 13a-14(a) of the Securities Exchange
              Act of 1934.

    31.2 Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

    32.1      Statement of Jeffrey A. Joerres, Chairman and Chief Executive
              Officer, pursuant to 18 U.S.C. ss. 1350.

    32.2      Statement of Michael J. Van Handel, Executive Vice President and
              Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.