Form 10-K
period 2003-12-31
MANPOWER INC /WI/
filed 2004-02-24
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10686

MANPOWER INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1672779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5301 NORTH IRONWOOD ROAD MILWAUKEE, WISCONSIN	53217
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 961-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,855,427,799 as of February 17, 2004. As of February 17, 2004, there were 87,464,333 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2003. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

PART I

The terms “Manpower,” “we,” “our,” “us,” or “the Company” refer to Manpower Inc. or Manpower Inc. and its consolidated subsidiaries, as appropriate in the context.

Item 1.	Business

Introduction and History

We are a world leader in the employment services industry, offering customers a continuum of services to meet their needs throughout the employment and business cycle. Our worldwide network of over 4,000 offices in 66 countries and territories enables us to meet the needs of our customers in all industry segments. We provide a wide range of human resource services, including:

•	permanent, temporary, and contract recruitment,

•	employee assessment,

•	training,

•	internal audit, accounting, technology and tax services, and

•	organizational consulting services.

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

Our Operations

United States

In the United States, our operations under the Manpower brand are carried out through both branch and franchise offices. We had 690 branch and 352 franchise offices in the United States as of December 31, 2003. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the United States regardless of whether an office is a branch or franchise. We provide customer invoicing and payroll processing of our temporary employees for all branch offices and a majority of our franchise offices through our Milwaukee headquarters.

Our franchise agreements provide the franchisee with the right to use the Manpower® service mark and associated marks in a specifically defined exclusive territory. In the United States, franchise fees range from 2-3% of franchise sales. Our franchise agreements provide that in the event of a proposed sale of a franchise to a third party, we have the right to repurchase the franchise at the same price and on the same terms as proposed by the third party. We frequently exercise this right and intend to continue to do so in the future if opportunities arise with appropriate prices and terms.

In the United States, our Manpower branch operations are primarily related to providing temporary employment services. During 2003, approximately 35% of our United States temporary staffing revenues were derived from placing office staff, including contact center staff, 43% from placing industrial staff and 22% from placing professional and technical staff.

We also conduct business in the United States under our Jefferson Wells and Empower brands. These operations are discussed further in the “Other Operations” section.

France

We are a leading temporary employment service provider in France. We conduct our operations in France and the surrounding region through 1,009 branch offices under the name of Manpower and 69 branch offices under the name Supplay.

The temporary services market in France is predominately industrial. In 2003, we derived approximately 69% of our revenue in France from the supply of industrial staff, 16% from the supply of construction workers and 15% from the supply of office staff.

Europe, Middle East and Africa (excluding France), or EMEA

We are a leading supplier of human resource services throughout this region and our largest operations are in the Germany, Italy, the Netherlands, Norway, Spain, Sweden, and United Kingdom. Collectively, we operate through 1,351 branch offices and 55 franchise offices in this region. Our franchise offices are primarily located in Switzerland, where we own 49% of the franchise.

Manpower UK is a leading supplier of temporary employment services in the United Kingdom. As of December 31, 2003, Manpower UK conducted operations in the United Kingdom through a network of 126 branch offices and also by providing on-site services to customers who have significant temporary staffing requirements. During 2003, approximately 43% of Manpower UK’s revenues were derived from the supply of office staff, including contact center staff, 23% from the supply of industrial staff, and 34% from the supply of technical staff.

We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 156 branch offices, separate from the Manpower brand. Brook Street is based in the United Kingdom. Its core business is secretarial, office and light industrial recruitment, with niche operations in accountancy, finance and social care recruitment. Brook Street operates as a local network of branches supported by a national head office and competes primarily with local or regional independents. Portions of Brook Street’s revenues are derived from the placement of permanent staff, however the substantial majority of their revenues are generated from temporary placements.

Also included in our EMEA operations is Elan, which is a leading IT and technical recruitment staffing firm. In addition to IT and technical recruitment, Elan provides Managed Service Solutions to customers, which enable them to recruit personnel efficiently and achieve ongoing cost savings. Elan provides IT staffing solutions in 16 countries.

Other Operations

We operate under the Manpower name through 491 branch offices and 24 franchise offices in the other markets of the world. The largest of these operations are located in Japan, Australia and Mexico, all of which operate through branch offices, and Canada, which operates through branch and franchise offices. Other significant operations are located throughout Central and South America and Asia. In most of these countries, we primarily supply temporary workers to the industrial, general office and technical markets.

We also own Jefferson Wells International, Inc., or Jefferson Wells, a global provider of professional services in the areas of internal audit, accounting, technology and tax services. Jefferson Wells was acquired in 2001 and operates through a network of 36 branch offices across North America.

Also included in this segment is The Empower Group, or Empower, an independent operating division, that provides organizational performance consulting services to multi-national corporations worldwide. Empower is headquartered in London and has over 25 branch offices in 12 countries worldwide. The largest operations are located in Australia, Norway, Singapore, Sweden, the Netherlands, the United Kingdom and the United States. As of January 22, 2004, we acquired Right Management Consultants, Inc., or Right, the world’s largest career transition and organizational consulting firm. Empower will be merged into Right during 2004.

Competition

Introduction

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

In the temporary staffing industry, competition is often limited to firms with offices located within a customer’s particular local market because temporary employees (aside from certain employees in the professional services segment) are generally unwilling to travel long distances. In most major markets, competitors generally include many of the publicly traded companies and numerous regional and local competitors, some of which may operate only in a single market. Governmental entities or agencies, such as state employment offices in the United Kingdom and many European countries may also compete in some markets.

Since customers rely on temporary employment firms having offices within the local area in which they operate, competition varies from market-to-market and country-to-country. In most areas, no single company has a dominant share of the market. Many customers use more than one temporary employment services provider; however, in recent years, the practice of using a limited number of temporary suppliers, a sole temporary supplier or a primary supplier has become increasingly important among the largest customers. These sole supplier relationships can have a significant impact on our revenue and operating profit growth as volume reductions by such customers, whether related to economic factors or otherwise, could have an adverse effect on our results in any period.

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

Methods used to market temporary services to customers vary depending on the customer’s perceived need for temporary workers, the local labor supply, the length of assignment and the number of workers required. Depending on these factors, we compete by means of quality of service provided, scope of service offered and price. In the temporary staffing industry, quality is measured primarily by the ability to effectively match an individual worker to a specific assignment, as well as the rate of and promptness in filling an order. Success in providing a high quality service is a function of the ability to access a large supply of available temporary workers, select suitable individuals for a particular assignment and, in some cases, train available workers in skills required for an assignment.

An important aspect in the selection of a temporary worker for an assignment is the ability of the temporary services firm to identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to an employer’s requirements. We have developed a variety of proprietary programs for identifying and assessing the skill level of our temporary workers, which are used in selecting a particular individual for a specific assignment. The programs include:

•	Ultraskill®—for clerical skills,

•	Sureskill—for office automation skills such as word processing, spreadsheet, and presentation graphics,

•	Ultradex—for several important light industrial skills,

•	Predicta—for critical general office skills,

•	Teleskill—for customer service and contact center skills,

•	Linguaskill—for language skills, and

•	Phoneskill—for verbal communication skills.

We believe that our assessment systems enable us to offer a higher quality service by increasing productivity, decreasing turnover and reducing absenteeism.

It is also important to be able to access a large network of skilled workers and to be able to “create” certain hard-to-find skills by offering training to available workers. Our competitive position is enhanced by our ability to offer a wide variety of skills, in some of the most important market segments for temporary work, through the use of training systems.

We have developed the Global Learning Center, or GLC, an on-line university for our permanent employees and temporary workers. The GLC provides skills training, assessment and other career-related services. Students of the GLC have access to Skillware® training, which trains office workers on over 50 different applications from a variety of developers including Microsoft and Lotus. Skillware® training is also available to prepare workers for positions in contact centers, banks and other organizations where transaction processing skills are required, and to improve general office skills such as spelling, punctuation and keyboard skills. Students can also select from more than 1,500 courses in the areas of client server, programming, Internet development, and business skills. The training prepares technical employees for certification testing by guiding them through E-Commerce, Visual Basic, C++ Programming, COBOL, JAVA, SAP, PowerBuilder, IEEE LAN Architecture and more. This training is available in a number of different languages, including English, Finnish, French, German, Greek, Italian, Japanese, Portuguese and Spanish.

We continue to evolve a thoughtful and comprehensive approach to our web-based service offerings for candidates, employees, customers and prospective customers. In doing so, we continue to evaluate the need to enhance existing services or products, develop new products, or enter into key strategic relationships with outside providers to offer optimal value propositions in our market segments.

We currently use and offer UltraSource and the next generation of the product, UltraSource 02, which are proprietary, Internet-based comprehensive order management systems. These advanced web-based tools provide efficiency to our major customers, subcontractors and internal operations by managing the order workflow.

Although temporary staffing firms compete in a local market, for administrative purposes, the largest customers demand national, and increasingly global, arrangements. A large national or multi-national customer will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to its local managers; this effectively limits competition to the few firms, including us, with large branch networks. National and multi-national arrangements, which generally have agreed-upon pricing or mark-up on services performed, represented approximately 40% of our sales in 2003.

Regulation

The temporary employment services industry is closely regulated in all of the major markets in which we operate, except the United States and Canada. Temporary employment service firms are generally subject to one or more of the following types of government regulation:

•	regulation of the employer/employee relationship between the firm and its temporary employees,

•	registration, licensing, record keeping and reporting requirements, and

•	substantive limitations on the operations or the use of temporary employees by customers.

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

In many countries, including the United States and the United Kingdom, temporary employment services firms are considered the legal employers of temporary workers. Therefore, laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers’ compensation, govern the firm. In other countries, temporary employment services firms, while not the direct legal employer of temporary workers, are still responsible for collecting taxes and social security deductions and transmitting such amounts to the taxing authorities.

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

In addition to licensing or registration requirements, many countries impose substantive restrictions on the use of temporary employment services. Such restrictions include regulations affecting the types of work permitted, the maximum length of a temporary assignment, wage levels or reasons for which temporary workers may be employed. In some countries special taxes, fees or costs are imposed in connection with the use of temporary workers. For example, temporary workers in France are entitled to a 10% allowance for the uncertain duration of employment, which is eliminated if a full-time position is offered to them within three days. In some countries, the contract of employment with the temporary employee must differ from the length of assignment.

In the United States, we are subject to various federal and state laws relating to franchising, principally the Federal Trade Commission’s Franchise Rules and analogous state laws. These laws and related rules and regulations impose specific disclosure requirements. Virtually all states also regulate the termination of franchises.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Regulations” which is found in our 2003 Annual Report to Shareholders and which is incorporated herein by reference.

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and certain other countries. We believe that many of these marks and trade names, including Manpower®, Ultraskill® and Skillware®, have significant value and are materially important to our business. In addition, we maintain other intangible property rights.

Employees

We had approximately 21,600 full-time equivalent employees as of December 31, 2003. In addition, we estimate that we assign approximately 2.3 million temporary workers on a worldwide basis each year.

As described above, in most jurisdictions, we, as the employer of our temporary workers or as otherwise required by applicable law, are responsible for employment administration. This administration includes collection of withholding taxes, employer contributions for social security or its equivalent outside the United States, unemployment tax, workers’ compensation and fidelity and liability insurance, and other governmental requirements imposed on employers. In most jurisdictions where such benefits are not legally required, including the United States, we provide health and life insurance, paid holidays and paid vacations to qualifying temporary employees.

Financial Information about Foreign and Domestic Operations

Note 15 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2003, 2002 and 2001. Such note is found in our 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 2.	Properties

Our international headquarters are in Glendale, Wisconsin, a suburb of Milwaukee. We own, free of any material encumbrances, an 82,000 square foot building and a 32,000 square foot building situated on a sixteen-acre site in Glendale, Wisconsin. We also own additional properties at various other locations worldwide, which are not material.

Most of our operations are conducted from leased premises and we do not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business.

Item 3.	Legal Proceedings

We are involved in litigation of a routine nature and various legal matters, which are being defended and handled in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF MANPOWER

Name of Officer	Office
Jeffery A. Joerres Age 44	Chairman of Manpower since May, 2001, and President and Chief Executive Officer of Manpower since April, 1999. Senior Vice President—European Operations and Marketing and Major Account Development of Manpower from July, 1998 to April, 1999. Senior Vice President—Major Account Development of Manpower from November, 1995 to July, 1998. A director of Artisan Funds, Inc. and Johnson Controls, Inc. A director of Manpower since April, 1999. An employee of Manpower since July, 1993.

Michael J. Van Handel Age 44	Executive Vice President, Chief Financial Officer and Secretary of Manpower since April, 2002. Senior Vice President, Chief Financial Officer and Secretary of Manpower from August, 1999 to April, 2002. Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Manpower from July, 1998 to August, 1999. An employee of Manpower since May, 1989.

Barbara J. Beck Age 43	Executive Vice President of Manpower—United States and Canadian Operations since January, 2002. Independent consultant from August, 2000 to January, 2002. Area Vice President and General Manager of United States—West for Sprint Corporation from February, 1996 to August, 2000. An employee of Manpower since January, 2002

Jean-Pierre Lemonnier Age 45	Executive Vice President of Manpower and President of Manpower France since April, 2002. Managing Director of Manpower France from March, 2002 to April, 2002. Director of Operations, Manpower France from April, 1998 to March, 2002. An employee of Manpower since April, 1998.

Yoav Michaely Age 47	Executive Vice President and Managing Director of Other Europe, Middle East and Africa for Manpower since April, 2002. Senior Vice President of Manpower and Managing Director—European Region from December, 1999 to April, 2002. Regional Director—Southern Europe from September, 1996 to December, 1999. An employee of Manpower since 1985.

OTHER INFORMATION

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed for us by our independent accountants, PricewaterhouseCoopers LLP during 2003:

(a)	audit-related services including:

(i)	audits and reviews of pension and other retirement plans and related consultation;

(ii)	assistance and consultation regarding the application of accounting principles;

(iii)	assistance in the registration and issuance of securities;

(iv)	advisory services related to our Section 404 documentation;

(v)	due diligence services and assistance with the Registration Statement on Form S-4 filing related to the acquisition of Right Management Consultants, Inc.;

(vi)	certification of a government grant; and

(vii)	statutory certification of a new holding company structure.

(b)	assistance in the preparation and filing of certain international tax returns;

(c)	feasibility study related to the use of foreign tax losses;

(d)	advice on the feasibility of our current entity structure for one of our subsidiaries;

(e)	transfer pricing advice and documentation;

(f)	assistance with a request for information from a foreign tax authority;

(g)	value added tax training; and

(h)	consultation regarding withholding taxes.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2003, under the heading “Quarterly Data” (page 73) and “Corporate Information” (page 76), which information is hereby incorporated herein by reference.

Item 6.	Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2003, under the heading “Selected Financial Data” (page 75), which information is hereby incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2003, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Measures” (pages 26 to 43 and page 74), which information is hereby incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2003, under the heading “Significant Matters Affecting Results of Operations” (pages 39 to 41), which information is hereby incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

Statements made in this report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. This section provides you with cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in forward-looking statements made in this report or otherwise made by us or on our behalf. You can identify these forward-looking statements by forward-looking words such as “expect”, “anticipate”, “intend”, “plan”, “may”, “will”, “believe”, “seek”, “estimate”, and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements.

The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

•	material changes in the demand from larger customers, including customers with which we have national, multi-national, or sole-supplier arrangements

•	availability of temporary workers or workers with the skills required by customers

•	increases in the wages paid to temporary workers

•	competitive market pressures, including pricing pressures

•	our ability to successfully expand into new markets or offer new service lines

•	our ability to successfully invest in and implement information systems

•	unanticipated technological changes, including obsolescence or impairment of information systems

•	changes in customer attitudes toward the use of staffing services

•	government, tax or regulatory policies adverse to the employment services industry

•	general economic conditions in domestic and international markets

•	interest rate and exchange rate fluctuations

•	difficulties related to acquisitions, including integrating the acquired companies and achieving the expected benefits

•	impairments to the carrying value of acquisitions and other investments resulting from poor financial performance

•	factors disclosed below

•	other factors that may be disclosed from time to time in our SEC filings or otherwise

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

Because demand for temporary personnel services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity begins to slow down, companies tend to reduce their use of temporary employees before undertaking layoffs of their regular employees, resulting in decreased demand for temporary personnel. Significant declines in demand, and thus in revenues, can result in expense de-leveraging, which would result in lower profit levels.

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

In many jurisdictions in which we operate, such as France, Germany and Japan, the temporary employment industry is heavily regulated. For example, governmental regulations in Germany restrict the length of contracts of temporary employees and the industries in which temporary employees may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of temporary workers. For example, temporary workers in France are entitled to a 10% allowance for the uncertain duration of employment, which is eliminated if a full-time position is offered to them within three days. The countries in which we operate may:

•	create additional regulations that prohibit or restrict the types of employment services that we currently provide;

•	impose new or additional benefit requirements;

•	require us to obtain additional licensing to provide staffing services; or

•	increase taxes, such as sales or value-added taxes, payable by the providers of staffing services.

Any future regulations may have a material adverse effect on our financial condition, results of operations and liquidity because they may make it more difficult or expensive for us to continue to provide staffing services.

Our acquisitions strategy may have a material adverse effect on our business due to unexpected or underestimated costs.

We acquired Elan Group Limited in 2000 for a total purchase price of $146.2 million and we acquired Jefferson Wells International, Inc. in 2001 for a purchase price of $174.0 million. In addition, we acquired and invested in other companies during 2002 for a total consideration of $55.4 million, $33.5 million of which was paid in cash.

In January 2004, we acquired Right Management Consultants Inc., or Right, by means of an exchange offer for all of Right’s outstanding common stock. The preliminary purchase price for this acquisition is $640.0 million, the majority of which represents the fair value of shares exchanged and stock options.

We may make acquisitions in the future. Our acquisition strategy involves significant risks, including:

•	difficulties in the assimilation of the operations, services and corporate culture of acquired companies;

•	over-valuation by us of acquired companies;

•	insufficient indemnification from the selling parties for legal liabilities incurred by the acquired companies prior to the acquisitions; and

•	diversion of management’s attention from other business concerns.

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. In addition, future acquisitions could materially adversely effect on our business, financial condition, results of operations and liquidity because they would likely result in the incurrence of additional debt or dilution, contingent liabilities, an increase in interest expense and amortization expenses related to separately identified intangible assets. Possible impairment losses on goodwill and restructuring charges could also occur.

Intense competition may limit our ability to attract, train and retain the qualified personnel necessary for us to meet our customers’ staffing needs.

We depend on our ability to attract and retain qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of our customers. We must continually evaluate and upgrade our base of available qualified personnel through recruiting and training programs to keep pace with changing customer needs and emerging technologies. Competition for individuals with proven professional skills, particularly employees with accounting and technological skills, is intense, and we expect demand for such individuals to remain very strong for the foreseeable future. Qualified personnel may not be available to us in sufficient numbers and on terms of employment acceptable to us. Developing and implementing training programs requires significant expenditures and may not result in the trainees developing effective or adequate skills. We may not be able to develop training programs to respond to our customers’ changing needs or retain employees who we have trained. The failure to recruit, train and retain qualified temporary employees could materially adversely affect our business because it may result in an inability to meet our customers’ staffing needs.

We may be exposed to employment-related claims and costs and other litigation that could materially adversely affect our business, financial condition and results of operations.

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of our employees;

•	claims by our employees of discrimination or harassment directed at them, including claims relating to actions of our customers;

•	claims related to the employment of illegal aliens or unlicensed personnel;

•	payment of workers’ compensation claims and other similar claims;

•	violations of wage and hour requirements;

•	retroactive entitlement to employee benefits;

•	errors and omissions of our temporary employees, particularly in the case of professionals, such as accountants; and

•	claims by our customers relating to our employees’ misuse of customer proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

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

Our operations are dependent on the continued efforts of our officers and executive management. In addition, we are dependent on the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of executive management who have acquired significant experience in operating a staffing service on an international level may cause a significant disruption to our business. Moreover, the loss of our key managers and field personnel may jeopardize existing customer relationships with businesses that continue to use our staffing services based upon past relationships with these local managers and field personnel. The loss of such key personnel could materially adversely affect our operations, because it may result in an inability to establish and maintain customer relationships and otherwise operate our business.

Foreign currency fluctuations may have a material adverse effect on our operating results.

We conduct our operations in 66 countries and territories and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. Dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2003, approximately 80% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $583 million of our outstanding indebtedness as of December 31, 2003 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. Dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This exposure could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future because, among other things, it could cause our reported revenues and profitability to decline or debt levels and interest expense to increase.

As of December 31, 2003, we had $841.7 million of total debt. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

•	we will have to use a portion of our cash flow from operations for debt service rather than for our operations;

•	we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

•	some or all of the debt under our current or future revolving credit facilities may be at a variable interest rate, making us more vulnerable to increases in interest rates;

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	we will be more vulnerable to general adverse economic and industry conditions; and

•	we may be disadvantaged compared to competitors with less leverage.

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

Our failure to comply with restrictive covenants under our revolving credit facilities or a failure to maintain an “investment grade” rating on our debt could trigger prepayment obligations.

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

Certain of our financing agreements require us to maintain “investment grade” credit ratings on our debt. As of February 17, 2004, we had such ratings from Standard and Poors and Moody’s Investors Service. If our ratings were lowered, our accounts receivable securitization facility would need to be re-negotiated or would no longer be available. In addition, a lowering of our credit ratings could result in a portion or all of our zero-coupon convertible debentures being converted into shares of our common stock.

The holders of our zero-coupon convertible debentures could require us to purchase the debentures resulting in dilution in the value of our outstanding common stock or the incurrence of additional debt.

The terms of the zero-coupon convertible debentures give holders of the debentures the option to require us to purchase the debentures at the issue price plus accreted original issue discount. Such holders can exercise this option on the first, third, fifth, tenth, and fifteenth anniversary dates. The next such option date is August 17, 2004. If the option were exercised, we would be required to purchase all or a portion of the debentures through the issuance of common stock, with available cash, or by financing the purchase using other available facilities which could result in dilution of the value of common stock held by our shareholders or the incurrence of a significant amount of additional debt.

The performance of our subsidiaries may vary, negatively affecting our ability to service our debt.

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

The market price for our common stock has been and may continue to be volatile. For example, during the fiscal year ended December 31, 2003, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $47.54 to a low of $27.50. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	announcement of new services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	changes in financial estimates or other statements by securities analysts; and

•	changes in general economic conditions.

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

Certain provisions of Wisconsin law and our articles of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our shareholders. These provisions of our articles of incorporation and bylaws include:

•	providing for a classified board of directors with staggered, three-year terms;

•	permitting removal of directors only for cause;

•	providing that vacancies on the board of directors will be filled by the remaining directors then in office; and

•	requiring advance notice for shareholder proposals and director nominees.

In addition, the Wisconsin control share acquisition statute and Wisconsin’s “fair price” and “business combination” provisions limit the ability of an acquiring person to engage in certain transactions or to exercise the full voting power of acquired shares under certain circumstances. These provisions and other provisions of Wisconsin law could make it more difficult for a third party to acquire us, even if doing so would benefit our shareholders. As a result, offers to acquire us, which represent a premium over the available market price of our common stock, may be withdrawn or otherwise fail to be realized. The provisions described above could cause our stock price to decline.

Notice Regarding Consent of Arthur Andersen LLP

Arthur Andersen LLP was formerly our independent auditor. Representatives of Arthur Andersen LLP are not available to consent to the incorporation by reference of their report contained in this Annual Report into our registration statements on Form S-3, Form S-4 and Form S-8, and we have dispensed with the requirement to file their consent in reliance upon Rule 437a of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report into these registration statements, purchasers of stock under these registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are incorporated by reference into these registration statements or any omissions of material fact required to be stated therein.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and the notes thereto (pages 44 to 73) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2003, which information is hereby incorporated herein by reference.

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

Arthur Andersen’s reports on our consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2001 and 2000, and the subsequent interim period through April 10, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the years ended December 31, 2001 and 2000 or during the subsequent interim period through April 10, 2002.

We provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen’s letter dated April 16, 2002, stating their agreement with such statements is attached as Exhibit 16.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2002.

During the years ended December 31, 2001 and 2000, and the subsequent interim period through April 10, 2002, we did not consult with PricewaterhouseCoopers regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of Manpower” in Part I after Item 4.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004 at pages 3 to 4, and 6 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)	The board of directors has determined that Edward J. Zore, chairman of the audit committee, is an “audit committee financial expert.” Mr. Zore is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004 at page 25 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(e)	We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have filed the Code of Business Conduct and Ethics as an exhibit to this Annual Report on Form 10-K and we posted the Code on our Internet website at www.manpower.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our Internet website.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004, at pages 8 to 9 under the caption “Remuneration of Directors”; at pages 11 to 15 under the caption “Executive Compensation”; and at page 19 under the caption “Executive Compensation Committee Interlocks and Insider Participation,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004, at page 2 under the caption “Security Ownership of Certain Beneficial Owners” and at page 10 under the caption “Security Ownership of Management,” which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004, at page 9 under the caption “Remuneration of Directors,” which information is hereby incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004, at pages 22 to 23 under the caption “Audit Committee Report,” which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements.	Page Number(s) in Annual Report to Shareholders
Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):
Report of Independent Auditors	44
Report of Independent Public Accountants	45
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	46
Consolidated Balance Sheets as of December 31, 2003 and 2002	47
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	48
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001	49
Notes to Consolidated Financial Statements	50-73

(a)(2)	Financial Statement Schedules.

Report of Independent Auditors on Financial Statement Schedule

Consent of Independent Accountants

Report of Independent Public Accountants on Financial Statement Schedule

Consent of Independent Public Accountants (omitted pursuant to Rule 437a under the Securities Act of 1933, as amended)

SCHEDULE II—Valuation and Qualifying Accounts

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

We filed three reports on Form 8-K, dated October 30, 2003, December 11, 2003 and December 15, 2003, with respect to Item 5 – Other Events and Item 7 – Exhibits. We also furnished one report on Form 8-K, dated October 16, 2003, with respect to Item 12 – Results of Operations and Financial Condition and Item 7 – Exhibits.

(c)	Exhibits.

2.1		Agreement and Plan of Merger among Right Management Consultants, Inc., Manpower Inc. and Hoosier Acquisition Corp. dated as of December 10, 2003, incorporated by reference to Appendix A to the Prospectus included in the Company’s Registration Statement on Form S-4 (Registration No. 333-111337).

(Certain exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Regulation S-K, Item 601(b)(2) of the Securities Act. Such exhibits and schedules are described in the Agreement and Plan of Merger. The Company hereby agrees to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules).

2.2		Letter Agreement between Manpower Inc. and Right Management Consultants, Inc. dated as of January 14, 2004, incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-111337) filed on January 15, 2004.

3.1		Articles of Incorporation of Manpower Inc. incorporated by reference to Annex C of the Prospectus, which is contained in Amendment No. 1 to Form S-4 (Registration No. 33-38684).

3.2		Amendment of Amended and Restated Articles of Incorporation of Manpower Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

3.3		Amended and Restated By-laws of Manpower Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.1		Indenture between Manpower Inc. and Citibank, N.A., dated as of August 17, 2001, incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-71040) filed on October 5, 2001.

10.1		Five-Year Credit Agreement dated as of December 3, 2001 among Manpower Inc., the initial lenders named therein, Citibank N.A. and Salomon Smith Barney Inc., incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-71040) filed on December 4, 2001.

10.2	(a)	364-Day Credit Agreement, dated as of November 29, 2001, among Manpower Inc., the initial lenders named therein, Citibank, N.A. and Salomon Smith Barney Inc., incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-71040) filed on December 4, 2001.

10.2	(b)	Amended and Restated 364-Day Credit Agreement, dated as of October 7, 2002, among Manpower Inc., the initial lenders named therein, Citibank, N.A. and Salomon Smith Barney Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.2	(c)	Amended and Restated 364-Day Credit Agreement, dated as of October 6, 2003, among Manpower Inc., the initial lenders named therein, Citibank, N.A. and Salomon Smith Barney Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.3	Amended and Restated Manpower 1991 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996. **

10.4	Manpower Savings Related Share Option Scheme, incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-38684). **

10.5	Amended and Restated Manpower 1990 Employee Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-31021). **

10.6	Manpower Retirement Plan, as amended and restated effective as of March 1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989. **

10.7(a)	1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. (Amended and Restated October 29, 2002), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.7(b)	Procedures Governing the Grant of Options to Non-Employee Directors under 1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. dated May 1, 2001, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.**

10.8(a)	Manpower Inc. 2002 Corporate Senior Management Incentive Program, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.8(b)	Amendment to Manpower Inc. 2002 Corporate Senior Management Incentive Program dated as of October 29, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.9	Amended and Restated Manpower 1991 Directors Stock Option Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-31021). **

10.10	Amended and Restated Manpower Deferred Stock Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996. **

10.11(a)	Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February 18, 1997, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996. **

10.11(b)	Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February 23, 1998, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998. **

10.11(c)	Separation Agreement between Terry Hueneke and Manpower Inc. dated as of March 27, 2002, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. **

10.12(a)	Employment Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 19, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.12(b)	Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 19, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.12(c)	Amendment to Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of October 29, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.13(a)	Employment Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 19, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.13(b)	Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 19, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.13(c)	Amendment to Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of October 29, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.14(a)	Employment Agreement between Barbara J. Beck and Manpower Inc. dated as of December 18, 2001, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **

10.14(b)	Severance Agreement between Barbara J. Beck and Manpower Inc. dated as of August 15, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.15	Description of Bonus Arrangement for Yoav Michaely, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **

10.16(a)	Description of Bonus Arrangement for Jean-Pierre Lemonnier, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **

10.16(b)	Severance Agreement among Manpower S.A.S., Manpower Inc. and Jean-Pierre Lemonnier dated as of September 1, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. **

10.17(a)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective July 29, 2003), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. **

10.17(b)	Terms and Conditions Regarding the Grant of Options in Lieu of Cash Directors Fees to Non-Employee Directors Under 2003 Equity Incentive Plan of Manpower Inc., incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. **

10.17(c)	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective January 1, 2004). **

10.18(a)	Employment Agreement dated as of December 10, 2003 between Manpower Inc. and Richard J. Pinola, incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-111337) filed on December 19, 2003. **

10.18(b)	Change of Control Agreement dated as of December 10, 2003 between Manpower Inc. and Richard J. Pinola, incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-111337) filed on December 19, 2003. **

10.19	Right Management Consultants, Inc. 1993 Stock Incentive Plan, as amended, incorporated by reference to the Registration Statement on Form S-8 of Right Management Consultants, Inc. (Registration No. 333-84493). **

10.20	Right Management Consultants, Inc. Amended and Restated Directors’ Stock Option Plan, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2001 of Right Management Consultants, Inc. **

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2003 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

14	Manpower Inc. Code of Business Conduct and Ethics (Amended and Restated Effective December 9, 2003).

16	Letter of Arthur Andersen LLP regarding change in certifying accountant, incorporated by reference to the Company’s Current Report on Form 8-K dated April 16, 2002.

21	Subsidiaries of Manpower Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a under the Securities Act of 1933, as amended).

24	Powers of Attorney.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWER INC.

By:	/s/ Jeffrey A. Joerres

Jeffrey A. Joerres Chairman, President and Chief Executive Officer

Date: February 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Jeffrey A. Joerres Jeffrey A. Joerres	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 24, 2004

/s/ Michael J. Van Handel Michael J. Van Handel	Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 24, 2004

Directors: J. Thomas Bouchard, Stephanie A. Burns, Willie D. Davis, Jack M. Greenberg, Terry A. Hueneke, Rozanne L. Ridgway, Dennis Stevenson, John R. Walter and Edward J. Zore

By: /s/ Michael J. Van Handel Michael J. Van Handel Attorney-In-Fact*	February 24, 2004

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Manpower Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 11, 2004, appearing in the 2003 Annual Report to Shareholders of Manpower Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the years ended December 31, 2003 and December 31, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule for the years ended December 31, 2003 and December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Manpower Inc. for the year ended December 31, 2001 was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on the financial statement schedule in their report dated January 28, 2002.

/s/     PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 11, 2004

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-40441, 33-55264, 33-84736, 333-1040, 333-31021, 333-82459, 333-66656, 333-105205 and 333-112164), Form S-3 (File Nos. 33-89660, 333-6545 and 333-71040) and Form S-4 (File Nos. 333-650, 33-95896 and 333-87554) of Manpower Inc. of our report dated February 11, 2004 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 11, 2004 relating to the financial statement schedule, which appears in this Form 10-K.

/s/     PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 24, 2004

This is a copy of the Report of Independent Public Accountants on Financial Statement Schedule issued by Arthur Andersen LLP in connection with Manpower’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K. Please refer to the section in Part II of this Annual Report entitled “Notice Regarding Consent of Arthur Andersen LLP” for further information.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Manpower Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Manpower Inc.’s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2)* is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP ARTHUR ANDERSEN LLP Milwaukee, Wisconsin January 28, 2002

* Please note that this schedule is at item 15(a)(2) for this Annual Report on Form 10-K.

The consent of Arthur Andersen LLP has been omitted pursuant to Rule 437a under the Securities Act of 1933, as amended.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2002 and 2001, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write- Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year

Year ending December 31, 2003	$70.3	16.7	(19.5)	11.4	.2	$79.1

Year ending December 31, 2002	$61.8	18.2	(18.4)	7.2	1.5	$70.3

Year ending December 31, 2001	$55.3	23.8	(18.2)	(2.6)	3.5	$61.8