Form 10-Q
period 2004-03-31
MANPOWER INC /WI/
filed 2004-05-04
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2004

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from:              to

Commission file number: 1-10686

MANPOWER INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1672779
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5301 N. Ironwood Road Milwaukee, Wisconsin	53217
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 27, 2004
Common Stock, $.01 par value	89,872,452

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	March 31, 2004	December 31, 2003
CURRENT ASSETS:

Cash and cash equivalents	$409.7	$426.2
Accounts receivable, less allowance for doubtful accounts of $80.9 and $79.1, respectively	2,636.8	2,609.4
Prepaid expenses and other assets	133.0	100.1
Future income tax benefits	106.6	101.4

Total current assets	3,286.1	3,237.1

OTHER ASSETS:

Goodwill and other intangible assets, less accumulated amortization of $54.5 and $53.6, respectively	1,258.8	573.8
Investments in licensees	63.8	66.2
Other assets	253.8	320.7

Total other assets	1,576.4	960.7

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment	632.1	606.3
Less: accumulated depreciation and amortization	417.0	419.2

Net property and equipment	215.1	187.1

Total assets	$5,077.6	$4,384.9

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2004	December 31, 2003
CURRENT LIABILITIES:

Accounts payable	$615.5	$555.4
Employee compensation payable	126.4	105.6
Accrued liabilities	439.7	360.0
Accrued payroll taxes and insurance	431.1	476.6
Value added taxes payable	357.2	368.2
Short-term borrowings and current maturities of long-term debt	219.9	12.1

Total current liabilities	2,189.8	1,877.9

OTHER LIABILITIES:

Long-term debt	629.4	829.6
Other long-term liabilities	384.1	367.1

Total other liabilities	1,013.5	1,196.7

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 98,383,699 and 88,604,575 shares, respectively	1.0	.9
Capital in excess of par value	2,249.4	1,732.5
Accumulated deficit	(128.0)	(167.6)
Accumulated other comprehensive income	35.7	28.3
Treasury stock at cost, 9,946,475 and 9,945,200 shares, respectively	(283.8)	(283.8)

Total shareholders’ equity	1,874.3	1,310.3

Total liabilities and shareholders’ equity	$5,077.6	$4,384.9

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended March 31,
	2004	2003
Revenues from services	$3,334.1	$2,678.7

Cost of services	2,717.6	2,212.7

Gross profit	616.5	466.0

Selling and administrative expenses	560.3	433.0

Operating profit	56.2	33.0

Interest and other (income) expense	(4.0)	8.6

Earnings before income taxes	60.2	24.4

Provision for income taxes	20.6	9.5

Net earnings	$39.6	$14.9

Net earnings per share	$.46	$.19

Net earnings per share – diluted	$.45	$.19

Weighted average common shares	85.9	77.3

Weighted average common shares – diluted	87.8	77.9

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	3 Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$39.6	$14.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19.7	15.6
Amortization of discount on convertible debentures	1.9	1.9
Deferred income taxes	(3.6)	3.6
Provision for doubtful accounts	5.9	3.0
Other non-operating gains	(14.2)	—
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	39.9	124.6
Other assets	8.6	(1.3)
Other liabilities	(70.7)	(103.1)

Cash provided by operating activities	27.1	59.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12.3)	(12.1)
Acquisitions of businesses, net of cash acquired	(94.0)	(.7)
Proceeds from the sale of an equity interest	29.8	—
Proceeds from the sale of property and equipment	1.5	1.0

Cash used by investing activities	(75.0)	(11.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	8.1	(3.2)
Proceeds from long-term debt	90.8	25.8
Repayments of long-term debt	(85.9)	(36.2)
Proceeds from stock option and purchase plans	23.2	6.6

Cash provided (used) by financing activities	36.2	(7.0)

Effect of exchange rate changes on cash	(4.8)	4.3

Change in cash and cash equivalents	(16.5)	44.7

Cash and cash equivalents, beginning of year	426.2	284.0

Cash and cash equivalents, end of period	$409.7	$328.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$14.6	$12.0

Income taxes paid	$19.1	$17.6

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2004 and 2003

(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our 2003 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

Stock Compensation Plans

We account for all of our fixed stock option plans and our 1990 Employee Stock Purchase Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense is reflected in Net earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on Net earnings and Net earnings per share if we had applied the fair value recognition provisions of Statement of Financial Account Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

	3 Months Ended March 31,
	2004	2003
Net earnings, as reported	$39.6	$14.9
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2.0)	(1.8)

Pro forma net earnings	$37.6	$13.1

Net earnings per share – basic:
As reported	$.46	$.19
Pro forma	$.44	$.17

Net earnings per share – diluted:
As reported	$.45	$.19
Pro forma	$.43	$.17

(2) Recently Issued Accounting Standards

During December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We adopted this Statement as of December 31, 2003, and it requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.

During January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. The consolidation provisions of this Interpretation, as revised, were effective immediately for interests created after January 31, 2003, and are effective on March 31, 2004 for interests created before February 1, 2003. This Interpretation did not have an impact on our consolidated financial statements as we do not have any variable interest entities that require consolidation.

(3) Acquisitions

On January 22, 2004, we completed our exchange offer to acquire Right Management Consultants, Inc. (“RMC”), the world’s largest career transition and organizational consulting services firm, operating through over 300 offices in 35 countries. The results of RMC’s operations are included in our consolidated financial statements since that date. The acquisition of RMC expands the range of services that we offer to customers as a strategic partner throughout every stage of the employment cycle. We have begun to merge our Empower operations into RMC, resulting in a separate reportable segment referred to as Right.

Substantially all of RMC’s outstanding shares have been tendered and exchanged at a rate of .3874 of a share of our common stock and cash for fractional shares for each RMC share. The remaining outstanding shares were converted into the right to acquire our common stock at the same exchange rate.

The preliminary purchase price reflected in the consolidated financial statements as of March 31, 2004, which is subject to revision, was comprised of the following items:

Fair value of our common stock issued	$428.4
Fair value of RMC stock options assumed	65.5
Long-term debt repaid upon change of control	123.8
Severance and additional SERP liabilities, net of deferred tax assets	7.6
Estimated acquisition-related costs	15.5

Preliminary purchase price	$640.8

We have issued 8,852,000 shares of our common stock and the value of such shares was calculated based on an average price over a 2-day period prior to the completion of the transaction.

We assumed both of RMC’s stock option plans, converting outstanding options to purchase shares of RMC common stock into options to purchase 1,962,000 shares of our common stock. The fair value of these options was based on an independent valuation using the Black-Scholes option-pricing model.

We were required to repay certain of RMC’s long-term debt due to change of control provisions contained in these agreements. We financed this repayment with excess cash and borrowings under our U.S. Receivables Facility. As of March 31, 2004, there was $5.0 remaining outstanding under this facility and we expect that all such borrowings will be repaid during 2004.

The estimated acquisition-related costs consist primarily of investment banking, legal and accounting fees, printing costs and other external costs directly related to the acquisition. This amount may change as amounts are finalized.

The preliminary purchase price also includes amounts paid or accrued for a severance agreement and the estimated liability resulting from the accelerated vesting of RMC’s Supplemental Executive Retirement Plan (“SERP”). The estimated liability resulting from the accelerated vesting of the SERP was based on a preliminary independent valuation. Deferred tax assets of $4.7 were recorded related to these items.

The purchase price allocation has not been completed, as we do not yet have a final valuation of the intangible assets acquired. The total purchase price will be allocated to RMC’s net tangible and identifiable intangible assets based upon their fair values as of the acquisition date. The excess of the purchase price over the net tangible and identifiable intangible assets will be recorded as goodwill.

Based on a preliminary independent valuation, we have identified approximately $120.0 of amortizable intangible assets related primarily to RMC’s customer list and technology. These items were preliminarily assigned an estimated weighted-average useful life of 10 years. We have also preliminarily identified approximately $190.0 as a non-amortizable intangible asset related to RMC’s tradename. Based on this preliminary independent valuation and the estimated fair value of tangible assets acquired, approximately $385.0 in goodwill has been recorded as of March 31, 2004. Goodwill resulting from this transaction will not be deductible for tax purposes.

The pro forma consolidated results below combine the historical results of our operations and RMC’s operations for the three months ended March 31, 2004 and 2003, respectively, and have been prepared to reflect the acquisition as if it had been consummated on January 1, 2003.

	3 Months Ended March 31,
	2004	2003
Revenue from services	$3,358.1	$2,802.1
Net earnings	40.4	24.9

Net earnings per share – basic	$.46	$.29
Net earnings per shares – diluted	.45	.28

In connection with a European acquisition completed during the first quarter of 2004, we established a reserve of $16.7 for severances and other exit costs related to the acquired company. These expenses will be funded by the inflow of cash that resulted from the acquisition, the majority of which is expected to be paid out during 2004.

(4) Income Taxes

We provided for income taxes during the first quarter of 2004 at a rate of 34.2%, based on our current estimate of the annual effective tax rate of 36%, adjusted for the tax impact of the non-operating gains recorded in the first quarter. These non-operating gains include the sale of our equity interest in a European internet job board. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates and U.S. taxes on foreign earnings. For the year ended December 31, 2003 we provided for income taxes at a rate of 38.0%. The estimated effective tax rate for 2004, excluding the non-operating gains in the first quarter, is lower than the 2003 rate due to certain tax planning initiatives that began in late 2003.

(5) Earnings Per Share

The calculations of Net earnings per share and Net earnings per share – diluted are as follows:

	3 Months Ended March 31,
	2004	2003
Net earnings per share:
Net earnings available to common shareholders	$39.6	$14.9
Weighted average common shares outstanding (in millions)	85.9	77.3

	$.46	$.19

Net earnings per share – diluted:
Net earnings available to common shareholders	$39.6	$14.9

Weighted average common shares outstanding (in millions)	85.9	77.3
Effect of dilutive securities - stock options (in millions)	1.9	.6

	87.8	77.9

	$.45	$.19

The calculation of Net earnings per share – diluted does not include certain stock option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were .2 million and 2.6 million of such options excluded from the calculation for the three months ended March 31, 2004 and 2003, respectively.

There were 6.1 million shares of common stock that were contingently issuable under our unsecured zero-coupon convertible debentures, due August 17, 2021 (“Debentures”). Such shares are excluded from the calculation of Net earnings per share – diluted based upon the terms of the Debentures and our intent to settle any potential “put” of the Debentures in cash. In the event of a significant change in the economic environment, we may choose to settle a future “put” with common stock, which would have a dilutive effect on existing shareholders.

The 6.1 million contingently issuable shares under the Debentures will be included in the calculation of Net earnings per share – diluted, using the “if-converted” method, when the shares become issuable under the conversion feature of the Debentures or when certain conditions are met at the end of a reporting period. Under the “if-converted” method, net earnings available to common shareholders would be adjusted for the amortization of the discount on the Debentures, net of tax, for the respective periods. The Debentures, which are convertible into shares of our common stock at an accreted price of approximately $43.00 per share (initially $39.50), become convertible from the thirtieth trading day in a quarter through the twenty-ninth trading day in the following quarter when our share price for at least 20 of the first 30 trading days of a quarter is more than 110% of the accreted value per convertible share on the thirtieth trading day of that quarter. Given the accreted value per convertible share on the thirtieth trading day of the second, third and fourth quarters of 2004, our share price will have to exceed $47.14, $47.50 and $47.85, respectively, during the relevant measurement periods to be convertible. The Debentures are also convertible in certain other circumstances as set forth in the indenture.

(6) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	3 Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan
	2004	2003	2004	2003
Service cost	$2.6	$2.1	$.1	$.1
Interest cost	2.5	2.2	.3	.3
Expected return on assets	(2.2)	(1.9)	—	—
Amortization of unrecognized loss (gain)	.6	.6	(.1)	(.1)

Total benefit cost	$3.5	$3.0	$.3	$.3

As of March 31, 2004, $.1 of contributions have been made to our U.S. pension plans and no contributions have been made to our retiree health care plan. As previously disclosed in our financial statements for the year ended December 31, 2003, we expect to contribute $1.8 to our U.S. pension plans and $1.1 to our retiree health care plan during 2004.

(7) Shareholders’ Equity

The components of comprehensive income, net of tax, are as follows:

	3 Months Ended March 31,
	2004	2003
Net earnings	$39.6	$14.9
Other comprehensive income:
Foreign currency translation gain	8.0	10.3
Unrealized gain on investments	1.1	.3
Unrealized loss on derivatives	(1.7)	(2.8)

Comprehensive income	$47.0	$22.7

On April 27, 2004, the Board of Directors declared a cash dividend of $.10 per share, which is payable on June 14, 2004 to shareholders of record on June 3, 2004.

(8) Interest and Other (Income) Expense

Interest and other (income) expense consists of the following:

	3 Months Ended March 31,
	2004	2003
Interest expense	$11.1	$10.0
Interest income	(2.4)	(2.4)
Foreign exchange losses (gains)	.1	(1.2)
Miscellaneous (income) expense, net	(12.8)	2.2

Interest and other (income) expense	$(4.0)	$8.6

Miscellaneous (income) expense in 2004 includes non-operating gains of $14.2 (approximately $.12 per share – diluted), primarily related to the sale of our equity interest in a European internet job board.

(9) Segment Data

	3 Months Ended March 31,
	2004	2003
Revenues from Services:
United States (a)	$474.6	$463.5
France	1,136.5	954.6
EMEA	1,140.9	886.4
Right (b)	101.8	15.3
Other Operations	480.3	358.9

Consolidated (a)	$3,334.1	$2,678.7

Operating Unit Profit:
United States	$2.8	$2.7
France	28.8	26.9
EMEA	13.7	9.8
Right	9.1	(.5)
Other Operations	17.3	2.9

Consolidated	71.7	41.8
Corporate expenses	13.2	8.8
Amortization of other intangible assets	2.3	—
Interest and other (income) expense	(4.0)	8.6

Earnings before income taxes	$60.2	$24.4

(a)	In the United States, where a majority of our franchises operate, Revenues from services include fees received from the related franchise offices of $6.2 and $5.2 for the three months ended March 31, 2004 and 2003, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $263.0 and $229.6 for the three months ended March 31, 2004 and 2003, respectively.

Our consolidated Revenues from services include fees received from our franchise offices of $8.2 and $6.0 for the three months ended March 31, 2004 and 2003, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $321.5 and $266.7 for the three months ended March 31, 2004 and 2003, respectively.

(b)	Represents the operations of Right Management Consultants, since its acquisition in January 2004, and the Empower Group.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended March 31, 2004 and 2003

Revenues from services increased 24.5% to $3,334.1 million for the first quarter of 2004 from the same period in 2003. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 11.3%. Revenue growth in the first quarter of 2004 was also favorably impacted by acquisitions, primarily Right Management Consultants, Inc. (“RMC”). Revenues increased 20.6% excluding acquisitions or 7.6% on an organic constant currency basis. This growth rate is a result of improving economic conditions in many of our markets. (See Financial Measures on page 21 for further information on constant currency and organic constant currency.)

Gross profit increased 32.3% to $616.5 million for the first quarter of 2004. In constant currency, Gross profit increased 18.9%. Gross profit margin was 18.5%, an increase of 110 basis points (1.1%) from the first quarter of 2003. Gross profit growth from acquisitions, primarily from RMC, was $51.2 million, which favorably impacted gross profit margin by 100 basis points (1.0%). Excluding acquisitions, gross profit margin was 17.5% for the first quarter of 2004, an increase of 10 basis points over the gross profit margin of 17.4% in the year earlier period. This improvement is a result in a change in the mix of services provided, toward those with higher gross profit margins, offset by increased social costs, including increased U.S. workers’ compensation costs and state unemployment taxes.

Selling and administrative expenses increased 29.4% from the first quarter of 2003, to $560.3 million in the first quarter of 2004. These expenses increased 16.7% in constant currency. This increase is primarily due to the increase in business and the impact of acquisitions, including the intangible asset amortization resulting from the RMC acquisition of $2.3 million in the first quarter of 2004. Excluding the impact of acquisitions, these expenses increased 19.8%, or 7.7% on an organic constant currency basis. As a percent of revenues, Selling and administrative expenses were 16.8% in the first quarter of 2004 compared to 16.2% in the first quarter of 2003. This ratio is impacted by the acquisition of RMC, because RMC has a different cost structure than our existing business. Excluding acquisitions, Selling and administrative expenses were 16.1% of revenues, an improvement from the first quarter of 2003 due to productivity improvements and careful expense management in conjunction with growing revenues.

Operating profit increased 70.4% for the first quarter of 2004 compared to 2003, with an operating profit margin of 1.7% in 2004 compared to 1.2% in 2003. On a constant currency basis, Operating profit increased 47.7%. Excluding the impact of acquisitions, Operating profit increased 40.9%, or 19.7% on an organic constant currency basis in the first quarter of 2004. Operating profit margin excluding acquisitions improved to 1.4% for the first quarter of 2004 compared to 1.2% in 2003.

Interest and other (income) expense was income of $4.0 million in the first quarter of 2004 compared to expense of $8.6 million for the same period in 2003. Net interest expense increased $1.1 million in the quarter to $8.7 million due primarily to higher borrowing levels during the quarter as a result of the RMC acquisition. Translation losses in the first quarter of 2004 were $.1 million compared to a $1.2 million gain in the first quarter of 2003. Miscellaneous (income) expenses, net, which consists of bank fees and other non-operating income and expenses, was income of $12.8 million in the first quarter of 2004 compared to expense of $2.2 million in year earlier period. The income in 2004 includes non-operating gains of $14.2 million (approximately $.12 per share – diluted), primarily related to the sale of our equity interest in a European internet job board. Net proceeds from this transaction were $29.8 million.

We provided for income taxes during the first quarter of 2004 at a rate of 34.2%, based on our current estimate of the annual effective tax rate of 36%, adjusted for the tax impact of the non-operating gains recorded in the first quarter. These non-operating gains include the sale of our equity interest in a European internet job board. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates and U.S. taxes on foreign earnings. For the year ended December 31, 2003 we provided for income taxes at a rate of 38.0%. The estimated effective tax rate for 2004, excluding the non-operating gains in the first quarter, is lower than the 2003 rate due to certain tax planning initiatives that began in late 2003.

Net earnings per share, on a diluted basis, increased 136.8% to $.45 in the first quarter of 2004 compared to $.19 in the first quarter of 2003. In constant currency, Net earnings per share, on a diluted basis, increased 110.5%. The higher foreign currency exchange rates positively impacted Net earnings per share, on a diluted basis, by approximately $.05 in the first quarter of 2004 and the acquisition of RMC had a favorable impact of approximately $.03 on Net earnings per share, diluted.

Segment Operating Results

United States

In the United States revenues increased 2.4% for the first quarter of 2004 compared to the first quarter of 2003, due primarily to an improvement in customer demand related to the Light Industrial sector. Demand for our services in the Office sector was below prior year levels, but we experienced improvement throughout the quarter. Franchise acquisitions had a positive impact on revenue growth for the quarter. Excluding these acquisitions, revenues increased 2.1% from the first quarter of 2003. Revenues include fees received from our franchise offices of $6.2 million and $5.2 million in the first quarter of 2004 and 2003, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $263.0 million and $229.6 million in the first quarter of 2004 and 2003, respectively.

The gross profit margin declined during the first quarter of 2004 compared to the first quarter of 2003 as a result of higher workers’ compensation costs, state unemployment taxes and a shift in the business mix toward lower gross profit margin business.

Selling and administrative expenses declined in the first quarter of 2004 compared to the first quarter of 2003, due to the impact of our productivity improvements and continued cost control efforts.

Operating unit profit (“OUP”) margin in the United States was .6% for the first quarter of 2004 and 2003. There is no change between years as the decrease in gross profit margin is offset by lower Selling and administrative expenses.

France

In France, revenues increased 19.1% (2.4% in Euro) during the first quarter of 2004 compared to 2003. This quarterly growth rate, in Euro, is better than that experienced in the fourth quarter of 2003, but year-over-year variances trended down slightly throughout the first quarter of 2004, as demand for our services weakened.

The gross profit margin declined slightly in the first quarter of 2004 compared to 2003 as a result of increased pricing pressures.

Selling and administrative expenses increased slightly in Euro during the first quarter of 2004 compared to the first quarter 2003. This increase, in Euro, is primarily due to investments made in new offices.

During the first quarter of 2004 and 2003, OUP margin in France was 2.5% and 2.8% respectively. This decrease reflects the decline in gross profit margin levels.

EMEA

In EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France), revenues increased 28.7% for the first quarter of 2004 compared to the first quarter of 2003 (an increase of 12.4% on a constant currency basis, or 10.5% in organic constant currency). Local currency revenue growth was experienced in all major markets, with the highest growth rates reported in Germany, Italy and Elan.

The gross profit margin declined throughout the first quarter of 2004 compared to the first quarter of 2003 due to pricing pressures and changes in the mix of business (related to both a shift of business mix to geographical operations with lower gross profit margins and a shift of business mix to services with lower gross profit margins).

Selling and administrative expenses continue to be effectively managed despite the need to support revenues and the investments in new office openings in certain markets.

OUP margin for EMEA was 1.2% and 1.1% for the first quarter of 2004 and 2003, respectively. The slight improvement in OUP margin was primarily the result of continued cost control efforts in conjunction with the increased revenue levels.

Right

On January 22, 2004, we completed our exchange offer to acquire RMC, the world’s largest career transition and organizational consulting services firm, operating through over 300 offices in 35 countries. The results of RMC’s operations are included in our consolidated financial statements since that date. The acquisition of RMC expands the range of services that we offer to customers as a strategic partner throughout every stage of the employment cycle. We have begun to merge our Empower operations into RMC, resulting in a separate reportable segment referred to as Right. (See note 3 to the consolidated financial statements for further information.)

Revenues for the Right segment were $101.8 million in the first quarter of 2004. We have experienced increased activity in the organizational consulting services throughout the first quarter. However, the sequential demand for career transition services has declined slightly, as we had expected at the time of acquisition, due to the improving economic conditions.

OUP margin for the Right segment was 9.0% in the first quarter of 2004. OUP was impacted by approximately $1.5 million in severance costs resulting from the merger of our Empower operations into Right.

Other Operations

Revenues of Other Operations increased 33.8% (21.8% in constant currency) during the first quarter of 2004 compared to 2003. Revenue increases, in constant currency, were experienced in virtually all markets in this segment, with revenue increases in Australia and Japan of 15.0% and at Jefferson Wells in excess of 50%.

The gross profit margin increased in the first quarter of 2004 compared to 2003 due primarily to pricing improvements in certain operations, increased utilization at Jefferson Wells, and a shift in the mix of business toward those with higher gross profit margins.

Selling and administrative expenses increased in the first quarter of 2004 compared to the first quarter of 2003 to support increasing revenue levels and as a result of investments in new office openings in certain markets.

The OUP margin for Other Operations in the first quarter of 2004 was 3.6% compared to .8% for the same period in 2003. This improvement is due to the higher gross profit margins and the leveraging of higher revenues.

Liquidity and Capital Resources

Cash provided by operating activities was $27.1 million in the first quarter of 2004 compared to $59.2 million for the first quarter of 2003. This decrease is mainly due to changes in our working capital needs as we have been funding business growth, partially offset by the timing of current liability payments. Cash provided by operating activities before changes in working capital requirements was $49.3 million in the first quarter of 2004 compared to $39.0 million in the first quarter of 2003. This increase is due primarily to the increased operating earnings levels in 2004.

Capital expenditures were $12.3 million in the first quarter of 2004 compared to $12.1 million during the first quarter of 2003. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

Net borrowings in the first quarter of 2004 were $13.0 million compared to net repayments of $13.6 million in the first quarter of 2003.

Cash paid for acquisitions of businesses of $94.0 million includes the payment of acquisition-related costs and $123.8 million repayment of RMC’s long-term debt that we were required to make due to change of control provisions contained in these agreements. We financed the acquisition-related costs and this repayment with excess cash and borrowings under our U.S. Receivables Facility. Cash acquired of approximately $41.0 million offsets these repayments.

Accounts receivable increased to $2,636.8 million as of March 31, 2004 from $2,609.4 million as of December 31, 2003. This increase is due to the acquisition of RMC, offset by seasonal fluctuations, as the revenue levels in the first quarter are typically lower than the fourth quarter. In addition, changes in foreign currency exchange rates decreased accounts receivable. At December 31, 2003 exchange rates, the March 31, 2004 balance would have been approximately $29.0 million higher than reported.

As of March 31, 2004, we had borrowings of $123.2 million and letters of credit of $69.8 million outstanding under our Five-year Facility, and there were no borrowings outstanding under our commercial paper program.

We had borrowings of $5.0 million outstanding under our U.S. Receivables Facility as of March 31, 2004. There were no such borrowings as of March 31, 2003.

We also maintain separate lines of credit with foreign financial institutions to meet working capital needs of our foreign operations. As of March 31, 2004, such lines totaled $231.3 million, of which $217.8 million was unused.

Certain of our debt agreements require, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreements, we had a Debt-to-EBITDA ratio of 2.54 to 1 and a fixed charge ratio of 2.38 to 1 as of March 31, 2004. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2004.

We have aggregate commitments related to debt repayments, operating leases and other commitments of $1,338.3 million as of March 31, 2004 compared to $1,335.7 million as of December 31, 2003.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $132.5 million and $135.4 million as of March 31, 2004 and December 31, 2003, respectively ($62.7 million and $68.7 million for guarantees, respectively, and $69.8 million and $66.7 million for stand-by letters of credit, respectively). Guarantees primarily relate to bank accounts, operating leases, and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments discussed above.

As previously indicated, we completed our exchange offer to acquire RMC on January 22, 2004. Substantially all of RMC’s outstanding shares have been tendered and exchanged at a rate of .3874 of a share of our common stock and cash for fractional shares for each RMC share. The remaining outstanding shares were converted into the right to acquire our common stock at the same exchange rate. We have issued 8,852,000 shares of our common stock. We also assumed both of RMC’s stock option plans, converting outstanding options to purchase shares of RMC common stock into options to purchase 1,962,000 shares of our common stock.

The preliminary purchase price of $640.8 million was reflected in the consolidated financial statements as of March 31, 2004 and is subject to revision. The purchase price allocation has not been completed, as we do not yet have a final valuation of the intangible assets acquired.

Based on a preliminary independent valuation, we have identified approximately $120.0 million of amortizable intangible assets related primarily to RMC’s customer list and technology. These items were preliminarily assigned an estimated weighted-average useful life of 10 years. We have also preliminarily identified approximately $190.0 million as a non-amortizable intangible asset related to RMC’s tradename. Based on this preliminary independent valuation and the estimated fair value of tangible assets acquired, approximately $385.0 million in goodwill has been recorded as of March 31, 2004 (see note 3 to the consolidated financial statements for further information.)

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information under the heading “Forward-Looking Statements” in our annual report on Form 10-K for the year ended December 31, 2003, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect”, “anticipate”, “intend”, “plan”, “may”, “will”, “believe”, “seek”, “estimate”, and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2003 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

Item 4 – Controls and Procedures

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

PART II - OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

On April 27, 2004, at our Annual Meeting of Shareholders (the “Annual Meeting”) our shareholders voted on proposals to: (1) elect four directors to serve until 2007 as Class II directors; and (2) ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for 2004. In addition, J. Thomas Bouchard, Rozanne L. Ridgeway and Edward J. Zore continued as Class III directors (term expiring 2005), and Jeffrey A. Joerres, Dennis Stevenson and John R. Walter continued as Class I directors (term expiring 2006). The results of the proposals voted upon at the Annual Meeting are as follows:

	For	Against	Withheld	Abstain	Broker Non-Vote
1. a) Election of Stephanie A. Burns	73,887,468	—	2,248,947	—	—
b) Election of Willie D. Davis	73,568,322	—	2,568,093	—	—
c) Election of Jack M. Greenberg	75,798,063	—	338,352	—	—
d) Election of Terry A. Hueneke	75,777,215	—	359,200	—	—

2. Ratification of PricewaterhouseCoopers LLP as independent auditors	75,545,897	572,759	—	17,759	—

Item 5 – Other Information

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent accountants, PricewaterhouseCoopers LLP:

(a)	advisory services relating to Section 404 of the Sarbanes-Oxley Act of 2002;

(b)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(c)	consultation regarding appropriate handling of items on tax returns, required disclosures, elections and filing positions available to the Company;

(d)	assistance with tax audits and examinations, including providing technical advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, U.S. treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(e)	advice and assistance with respect to transfer pricing matters, including the preparation of reports used by the Company to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions;

(f)	advice regarding tax issues relating to the Company’s internal reorganizations;

(g)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(h)	reviews of the Company’s quarterly financial statements;

(i)	audits of the Company’s pension and other employee benefit plans; and

(j)	consultation regarding current, proposed and newly adopted accounting pronouncements.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Manpower Inc. Senior Management Performance-Based Deferred Compensation Plan (effective February 18, 2004).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

(b)	We filed or furnished the following current reports on Form 8-K or Form 8-K/A:

(i)	Form 8-K/A dated February 11, 2004 filed with respect to Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits;

(ii)	Form 8-K dated February 5, 2004 filed with respect to Item 2 – Acquisition or Disposition of Assets, and Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits;

(iii)	Form 8-K dated January 29, 2004 furnished with respect to Item 12 – Results of Operations and Financial Condition;

(iv)	Form 8-K dated January 23, 2004 filed with respect to Item 5 – Other Events;

(v)	Form 8-K dated January 22, 2004 filed with respect to Item 5 – Other Events; and

(vi)	Form 8-K dated January 16, 2004 filed with respect to Item 5 – Other Events.

FINANCIAL MEASURES

Constant Currency

Changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates and acquisitions. We provide “constant currency” and “organic constant currency” calculations in this Quarterly Report to remove the impact of these items. We typically express year-over-year variances that are calculated in constant currency and organic constant currency as a percentage.

When we use the term “constant currency,” it means that we have translated financial data for a period into U.S. Dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure, indicating the actual growth of our operations. Earnings from our subsidiaries are not generally repatriated to the United States, and we typically do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow or economic condition.

When we use the term “organic constant currency,” it means that we have further removed the impact of acquisitions in the current period from our constant currency calculation. We believe that this calculation is useful because it allows us to report the actual growth of our pre-existing business.

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below.

	3 Months Ended March 31, 2004
	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions (in Constant Currency)	Organic Constant Currency Variance
	(Unaudited)
Revenues from services:
United States	2.4%	—%	2.4%
France	19.1	16.7	2.4
EMEA	28.7	16.3	12.4	1.9%	10.5%
Right (a)	—	—	—
Other Operations	33.8	12.0	21.8
Manpower Inc.	24.5	13.2	11.3	3.7	7.6

Gross profit	32.3	13.4	18.9	10.4	8.5

Selling and administrative expenses	29.4	12.7	16.7	9.0	7.7

Operating profit	70.4	22.7	47.7	28.0	19.7

Net earnings per share – diluted	136.8	26.3	110.5

(a)	Represents the operations of Right Management Consultants, Inc. (“RMC”), since its acquisition in January 2004, and the Empower Group. Since RMC comprises most of this segment, the year-over-year variances are not meaningful and have been excluded from the above presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: May 3, 2004	/s/ Michael J. Van Handel
Michael J. Van Handel Executive Vice President, Chief Financial Officer, and Secretary (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Manpower Inc. Senior Management Performance-Based Deferred Compensation Plan (effective February 18, 2004).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.