Form 10-Q
period 2004-06-30
MANPOWER INC /WI/
filed 2004-08-04
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

or

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 30, 2004
Common Stock, $.01 par value	90,114,008

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	June 30, 2004	December 31, 2003
CURRENT ASSETS:

Cash and cash equivalents	$440.4	$426.2
Accounts receivable, less allowance for doubtful accounts of $82.3 and $79.1, respectively	2,882.0	2,609.4
Prepaid expenses and other assets	148.0	100.1
Future income tax benefits	110.7	101.4

Total current assets	3,581.1	3,237.1

OTHER ASSETS:

Goodwill and other intangible assets, less accumulated amortization of $57.3 and $53.6, respectively	1,241.3	573.8
Investments in licensees	62.9	66.2
Other assets	257.5	320.7

Total other assets	1,561.7	960.7

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment	632.1	606.3
Less: accumulated depreciation and amortization	423.2	419.2

Net property and equipment	208.9	187.1

Total assets	$5,351.7	$4,384.9

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2004	December 31, 2003
CURRENT LIABILITIES:

Accounts payable	$714.1	$555.4
Employee compensation payable	129.6	105.6
Accrued liabilities	476.0	360.0
Accrued payroll taxes and insurance	486.7	476.6
Value added taxes payable	401.0	368.2
Short-term borrowings and current maturities of long-term debt	215.5	12.1

Total current liabilities	2,422.9	1,877.9

OTHER LIABILITIES:

Long-term debt	624.3	829.6
Other long-term liabilities	373.6	367.1

Total other liabilities	997.9	1,196.7

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 100,034,151 and 88,604,575 shares, respectively	1.0	.9
Capital in excess of par value	2,291.3	1,732.5
Accumulated deficit	(84.0)	(167.6)
Accumulated other comprehensive income	6.4	28.3
Treasury stock at cost, 9,946,475 and 9,945,200 shares, respectively	(283.8)	(283.8)

Total shareholders’ equity	1,930.9	1,310.3

Total liabilities and shareholders’ equity	$5,351.7	$4,384.9

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
Revenues from services	$3,622.4	$3,013.4	$6,956.5	$5,692.1

Cost of services	2,943.1	2,491.9	5,660.7	4,704.6

Gross profit	679.3	521.5	1,295.8	987.5

Selling and administrative expenses	584.1	464.5	1,144.4	897.5

Operating profit	95.2	57.0	151.4	90.0

Interest and other expenses	12.3	9.2	8.3	17.8

Earnings before income taxes	82.9	47.8	143.1	72.2

Provision for income taxes	29.8	18.7	50.4	28.2

Net earnings	$53.1	$29.1	$92.7	$44.0

Net earnings per share	$.59	$.38	$1.06	$.57

Net earnings per share – diluted	$.56	$.37	$1.01	$.56

Weighted average common shares	89.6	77.5	87.7	77.4

Weighted average common shares – diluted	97.4	78.3	92.9	78.2

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	6 Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$92.7	$44.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41.4	31.4
Amortization of discount on convertible debentures	3.9	3.8
Deferred income taxes	(8.9)	4.7
Provision for doubtful accounts	12.2	8.0
Other non-operating gains	(14.2)	—
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(245.1)	(76.5)
Other assets	13.3	(25.8)
Other liabilities	172.3	28.1

Cash provided by operating activities	67.6	17.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27.0)	(23.8)
Acquisitions of businesses, net of cash acquired	(103.6)	(2.5)
Proceeds from the sale of an equity interest	29.8	—
Proceeds from the sale of property and equipment	3.8	2.5

Cash used by investing activities	(97.0)	(23.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	8.7	(7.8)
Proceeds from long-term debt	92.1	26.5
Repayments of long-term debt	(92.1)	(63.2)
Proceeds from stock option and purchase plans	52.8	13.9
Dividends paid	(9.1)	(7.8)

Cash provided (used) by financing activities	52.4	(38.4)

Effect of exchange rate changes on cash	(8.8)	12.6

Net increase (decrease) in cash and cash equivalents	14.2	(31.9)

Cash and cash equivalents, beginning of year	426.2	284.0

Cash and cash equivalents, end of period	$440.4	$252.1

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$18.8	$14.2

Income taxes paid	$40.7	$35.5

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2004 and 2003

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

Use of Estimates

We have used estimates to establish liability balances for various items, including amounts related to social program remittances in France and payroll tax audit exposures. The liabilities are determined in each country, based on our historical experience and related trends, and will be adjusted to the extent that our actual experience differs from our current estimates. In France, we are currently under audit for payroll tax remittances made during 2001 and for remittances made during 2002 and 2003. We have received a preliminary notification related to 2001 and have responded to the notification with additional information. We currently do not expect a significant adjustment to our estimate of additional remittances as a result of this notification.

Stock Compensation Plans

We account for all of our fixed stock option plans and our 1990 Employee Stock Purchase Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense is reflected in Net earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on Net earnings and Net earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$53.1	$29.1	$92.7	$44.0
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2.7)	(1.5)	(4.7)	(3.3)

Pro forma net earnings	50.4	27.6	88.0	40.7
Add: Amortization of discount on convertible debentures, net of taxes	1.2	—	1.2	—

Pro forma net earnings – diluted	$51.6	$27.6	$89.2	$40.7

Net earnings per share:
As reported	$.59	$.38	$1.06	$.57
Pro forma	$.57	$.36	$1.01	$.53

Net earnings per share – diluted:
As reported	$.56	$.37	$1.01	$.56
Pro forma	$.53	$.36	$.97	$.53

During the second quarter of 2004 and 2003, we recognized $.2 and $.2 of expense, net of tax, respectively, related to restricted stock grants and for the first six months of 2004 and 2003, we recognized $.3 and $.2, respectively.

(2) Recently Issued Accounting Standards

During December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We adopted this Statement as of December 31, 2003, which requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.

During January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. The consolidation provisions of this Interpretation, as revised, were effective immediately for interests created after January 31, 2003, and were effective on March 31, 2004 for interests created before February 1, 2003. This Interpretation did not have an impact on our consolidated financial statements as we do not have any variable interest entities that require consolidation.

During May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”),” which provides guidance on accounting for the effects of the new Medicare prescription drug legislation. FSP 106-2 is effective for us in the third quarter of 2004. The Act, which was signed into law on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We have not yet determined whether the prescription drug benefits offered under our Retiree Health Care Plan are actuarially equivalent to Medicare Part D, therefore our related net periodic benefit cost does not reflect any amount associated with the subsidy. We do not expect the adoption of this FSP to be material to our consolidated financial statements.

(3) Acquisitions

On January 22, 2004, we completed our exchange offer to acquire Right Management Consultants, Inc. (“RMC”), the world’s largest career transition and organizational consulting services firm, operating through over 300 offices in 35 countries. The results of RMC’s operations are included in our consolidated financial statements since that date. The acquisition of RMC expands the range of services that we offer to customers as a strategic partner throughout every stage of the employment cycle. We have merged our Empower operations into RMC, resulting in a separate reportable segment referred to as Right.

Substantially all of RMC’s outstanding shares were tendered and exchanged at a rate of .3874 of a share of our common stock and cash was paid for fractional shares for each RMC share. The remaining outstanding shares were converted into the right to acquire our common stock at the same exchange rate.

The preliminary purchase price reflected in the consolidated financial statements as of June 30, 2004, which is subject to revision, was comprised of the following items:

Fair value of our common stock issued	$428.4
Fair value of RMC stock options assumed	65.5
Long-term debt repaid upon change of control	123.8
Severance and additional SERP liabilities, net of deferred tax assets	7.5
Estimated acquisition-related costs	17.5

Preliminary purchase price	$642.7

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

We were required to repay certain of RMC’s long-term debt due to change of control provisions contained in these agreements. We financed this repayment with excess cash and borrowings under our U.S. Receivables Facility, which were subsequently repaid.

The preliminary purchase price also includes amounts paid or accrued for a severance agreement and the estimated liability resulting from the accelerated vesting of RMC’s Supplemental Executive Retirement Plan (“SERP”). The estimated liability resulting from the accelerated vesting of the SERP was based on a preliminary independent valuation. Deferred tax assets of $4.6 were recorded related to these items.

The estimated acquisition-related costs consist primarily of investment banking, legal and accounting fees, printing costs and other external costs directly related to the acquisition. This amount may change as amounts are finalized.

The purchase price allocation has not been completed, as we do not yet have a final valuation of the intangible assets acquired. The total purchase price will be allocated to RMC’s net tangible and identifiable intangible assets based upon their fair values as of the acquisition date. In connection with this acquisition, we have also established reserves for severances and other exit costs related to RMC. The excess of the purchase price over the net tangible and identifiable intangible assets will be recorded as goodwill.

Based on a preliminary independent valuation, we have identified approximately $160.0 of amortizable intangible assets related to RMC’s customer list, technology and franchise agreements. These items were preliminarily assigned an estimated weighted-average useful life of 15 years. We have also preliminarily identified approximately $190.0 as a non-amortizable intangible asset related to RMC’s tradename. Based on this preliminary independent valuation and the estimated fair value of tangible assets acquired, approximately $330.0 in goodwill has been recorded as of June 30, 2004. We currently estimate that approximately $10.0 of goodwill resulting from this transaction will be deductible for tax purposes.

The pro forma consolidated results below combine the historical results of our operations and RMC’s operations for the three and six months ended June 30, 2004 and 2003, respectively, and have been prepared to reflect the acquisition as if it had been consummated on January 1, 2003.

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
Revenue from services	$3,622.4	$3,131.8	$6,980.5	$5,933.9
Net earnings	53.1	40.7	93.5	65.6

Net earnings per share	$.59	$.47	$1.05	$.75
Net earnings per share – diluted	.56	.46	1.00	.74

In connection with a European acquisition completed during the first quarter of 2004, we established a reserve of $16.7 for severances and other exit costs related to the acquired company. These expenses are being funded by the inflow of cash that resulted from the acquisition, the majority of which is expected to be paid out during 2004. Since the date of the acquisition, there has been $9.1 paid from this reserve.

(4) Income Taxes

We provided for income taxes during the first half of 2004 at a rate of 35.2%, based on our current estimate of the annual effective tax rate of 36.0%, adjusted for the tax impact of the non-operating gains recorded in the first quarter. These non-operating gains include the sale of our equity interest in a European internet job board. This rate is higher than the U.S. Federal statutory rate of 35.0% due primarily to the impact of higher U.S. state income taxes. For the year ended December 31, 2003 we provided for income taxes at a rate of 38.0%. The estimated effective tax rate for 2004, excluding the non-operating gains in the first quarter, is lower than the 2003 rate due to the tax effects of certain internal corporate restructurings that began in late 2003.

We have tax contingencies recorded for items in various countries, including amounts related to items under audit. These amounts are adjusted to the extent the related items are settled. During July 2004, we received notification that income tax audits for certain years have been completed. Based on the results of these audits, we will reverse a tax contingency of approximately $8.0 to income in the third quarter of 2004.

(5) Earnings Per Share

The calculations of Net earnings per share and Net earnings per share – diluted are as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
Net earnings per share:
Net earnings available to common shareholders	$53.1	$29.1	$92.7	$44.0
Weighted average common shares outstanding	89.6	77.5	87.7	77.4

	$.59	$.38	$1.06	$.57

Net earnings per share – diluted:
Net earnings available to common shareholders	$53.1	$29.1	$92.7	$44.0
Amortization of discount on convertible debentures, net of taxes	1.2	—	1.2	—

	$54.3	$29.1	$93.9	$44.0

Weighted average common shares outstanding	89.6	77.5	87.7	77.4
Effect of dilutive stock options	1.7	.8	2.2	.8
Effect of convertible debentures	6.1	—	3.0	—

	97.4	78.3	92.9	78.2

	$.56	$.37	$1.01	$.56

The calculation of Net earnings per share – diluted does not include certain stock option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were .2 million and .7 million of such options excluded from the calculation for the three months ended June 30, 2004 and 2003, respectively. There were .2 million and 2.4 million of such options excluded from the calculation for the six months ended June 30, 2004 and 2003, respectively.

During the second quarter of 2004, our unsecured zero-coupon convertible debentures, due August 17, 2021 (“Debentures”) became convertible because our share price exceeded certain thresholds defined in the agreement (see below for further information). Therefore, the 6.1 million shares of common stock that are contingently issuable under the Debentures are included in the calculation of Net earnings per share – diluted, using the “if-converted” method, effective April 1, 2004. Under the “if-converted” method, net earnings available to common shareholders are adjusted for the amortization of the discount on the Debentures, net of tax, for the respective periods.

The Debentures remain convertible until August 11, 2004, and therefore the 6.1 million shares of common stock that are contingently issuable under the Debentures will be included in Net earnings per share – diluted during that portion of the third quarter of 2004. If the Debentures remain, or become convertible in future periods, or if certain other conditions are met at the end of a reporting period, the 6.1 million shares of common stock will be included in the calculation of Net earnings per share – diluted for the related period.

The Debentures, which are convertible into shares of our common stock at an accreted price of approximately $43.00 per share (initially $39.50), become convertible from the thirtieth trading day in a quarter through the twenty-ninth trading day in the following quarter when our share price for at least 20 of the first 30 trading days of a quarter is more than 110% of the accreted value per convertible share on the thirtieth trading day of that quarter. Given the accreted value per convertible share on the thirtieth trading day of the third and fourth quarters of 2004, our share price will have to exceed $47.50 and $47.85, respectively, during the relevant measurement periods to be convertible. The Debentures are also convertible in certain other circumstances as set forth in the indenture.

(6) Accounts Receivable Securitization

In July 2004, we amended our U.S. Receivables Facility to extend to July 2005. All other terms remain unchanged. As of June 30, 2004, there were no borrowings outstanding under this agreement.

(7) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	Defined Benefit Pension Plans
	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
Service cost	$2.4	$2.2	$5.0	$4.3
Interest cost	2.5	2.3	5.0	4.5
Expected return on assets	(2.1)	(1.8)	(4.3)	(3.7)
Amortization of unrecognized loss (gain)	.7	.4	1.3	1.0

Total benefit cost	$3.5	$3.1	$7.0	$6.1

	Retiree Health Care Plan
	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
Service cost	$.1	$.1	$.2	$.2
Interest cost	.4	.3	.7	.6
Expected return on assets	—	—	—	—
Amortization of unrecognized loss (gain)	(.2)	(.2)	(.3)	(.3)

Total benefit cost	$.3	$.2	$.6	$.5

Contributions made to our U.S. pension plans were $.8 and $.9 for the three months and six months ended June 30, 2004, respectively. Contributions made to our retiree health plan were $.5 for the six months ended June 30, 2004. As previously disclosed in our financial statements for the year ended December 31, 2003, we expect to contribute $1.8 to our U.S. pension plans and $1.1 to our retiree health care plan during 2004.

(8) Shareholders’ Equity

Comprehensive income (loss) consists of the following:

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$53.1	$29.1	$92.7	$44.0
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(32.0)	44.9	(24.0)	55.2
Unrealized gain on available-for-sale securities – net of tax	.2	2.0	1.3	2.3
Unrealized gain on derivative financial instruments – net of tax	2.5	4.0	.8	1.2

Comprehensive income	$23.8	$80.0	$70.8	$102.7

On April 27, 2004, the Board of Directors declared a cash dividend of $.10 per share, which was paid on June 14, 2004 to shareholders of record on June 3, 2004.

(9) Interest and Other Expense (Income)

Interest and other expense (income) consists of the following:

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
Interest expense	$12.0	$10.4	$23.1	$20.4
Interest income	(1.6)	(2.1)	(4.0)	(4.5)
Foreign exchange gain (loss)	.2	(.3)	.3	(1.5)
Miscellaneous expense (income), net	1.7	1.2	(11.1)	3.4

Interest and other (income) expense	$12.3	$9.2	$8.3	$17.8

Miscellaneous (income) expense for the six months ended June 30, 2004 includes non-operating gains of $14.2 (approximately $.12 per share – diluted), primarily related to the sale of our equity interest in a European internet job board.

(10) Segment Data

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
Revenues from Services:
United States (a)	$517.3	$483.9	$991.9	$947.4
France	1,278.3	1,172.0	2,414.8	2,126.6
EMEA	1,202.2	951.2	2,343.1	1,837.6
Right (b)	119.9	16.7	221.7	32.0
Other Operations	504.7	389.6	985.0	748.5

Consolidated (a)	$3,622.4	$3,013.4	$6,956.5	$5,692.1

Operating Unit Profit:
United States	$14.1	$10.3	$16.9	$13.0
France	39.4	41.9	68.2	68.8
EMEA	26.2	7.6	39.9	17.4
Right	12.6	(.4)	21.7	(1.0)
Other Operations	20.7	6.9	38.0	9.9

Consolidated	113.0	66.3	184.7	108.1
Corporate expenses	14.4	9.3	27.6	18.1
Amortization of other intangible assets	3.4	—	5.7	—
Interest and other expense (income)	12.3	9.2	8.3	17.8

Earnings before income taxes	$82.9	$47.8	$143.1	$72.2

(a)	In the United States, where a majority of our franchises operate, Revenues from services include fees received from the related franchise offices of $5.8 and $4.9 for the three months ended June 30, 2004 and 2003, respectively, and $12.0 and $10.1 for the six months ended June 30, 2004 and 2003, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $289.7 and $248.4 for the three months ended June 30, 2004 and 2003, respectively, and $552.7 and $478.0 for the six months ended June 30, 2004 and 2003, respectively.

Our consolidated Revenues from services include fees received from our franchise offices of $7.9 and $5.9 for the three months ended June 30, 2004 and 2003, respectively, and $16.1 and $11.9 for the six months ended June 30, 2004 and 2003, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $350.4 and $294.1 for the three months ended June 30, 2004 and 2003, respectively, and $671.9 and $560.8 for the six months ended June 30, 2004 and 2003, respectively.

(b)	Represents the operations of Right Management Consultants, since its acquisition in January 2004, and the Empower Group.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended June 30, 2004 and 2003

Revenues from services increased 20.2% to $3,622.4 million for the second quarter of 2004 from the same period in 2003. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 14.3%. Revenue growth in the second quarter of 2004 was also favorably impacted by acquisitions, primarily Right Management Consultants, Inc. (“RMC”). Revenues increased 16.2% excluding acquisitions or 10.5% on an organic constant currency basis. This growth rate is a result of improving economic conditions and increased demand for our services in many of our markets. (See Financial Measures on pages 25 and 26 for further information on constant currency and organic constant currency.)

Gross profit increased 30.2% to $679.3 million for the second quarter of 2004. In constant currency, Gross profit increased 24.3%. Gross profit margin was 18.8%, an increase of 150 basis points (1.5%) from the second quarter of 2003. Gross profit growth from acquisitions, primarily from RMC, was $65.6 million, which favorably impacted gross profit margin by 130 basis points (1.3%). Excluding acquisitions, gross profit margin was 17.5% for the second quarter of 2004, an increase of 20 basis points over the gross profit margin of 17.3% in the year earlier period. This improvement is primarily a result of a change in the mix of services provided, toward those with higher gross profit margins due to the growth at Jefferson Wells. This improvement was partially offset by increased social costs, including increased U.S. workers’ compensation costs and state unemployment taxes.

Selling and administrative expenses increased 25.7% from the second quarter of 2003, to $584.1 million in the second quarter of 2004. These expenses increased 19.9% in constant currency. This increase is primarily due to the increase in business and the impact of acquisitions, including the intangible asset amortization resulting from the RMC acquisition of $3.4 million in the second quarter of 2004. Excluding the impact of acquisitions, these expenses increased 13.6%, or 8.3% on an organic constant currency basis. As a percent of revenues, Selling and administrative expenses were 16.1% in the second quarter of 2004 compared to 15.4% in the second quarter of 2003. This ratio is impacted by the acquisition of RMC, because RMC has a different cost structure than our existing business. Excluding acquisitions, Selling and administrative expenses were 15.1% of revenues, which is improved from the second quarter of 2003, due to productivity improvements and effective expense management in conjunction with growing revenues.

Operating profit increased 67.0% for the second quarter of 2004 compared to 2003, with an operating profit margin of 2.6% in 2004 compared to 1.9% in 2003. On a constant currency basis, Operating profit increased 60.0%. Excluding the impact of acquisitions, Operating profit increased 50.8%, or 44.0% on an organic constant currency basis in the second quarter of 2004. Operating profit margin excluding acquisitions improved to 2.5% for the second quarter of 2004 compared to 1.9% in 2003.

Interest and other expenses were $12.3 million in the second quarter of 2004 compared to $9.2 million for the same period in 2003. Net interest expense increased $2.1 million in the quarter to $10.4 million due to lower interest income. Translation losses in the second quarter of 2004 were $.2 million compared to a $.3 million gain in the year earlier period. Miscellaneous expenses, net, which consist of bank fees and other non-operating income and expenses, were $1.7 million in the second quarter of 2004 compared to $1.2 million in year earlier period.

We provided for income taxes during the second quarter of 2004 at a rate of 36.0%, based on our current estimate of the annual effective tax rate, adjusted for the impact of non-operating gains recorded in the first quarter of 2004. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher U.S. state income taxes. For the year ended December 31, 2003 we provided for income taxes at a rate of 38.0%. The estimated effective tax rate for 2004, excluding the non-operating gains in the first quarter, is lower than the 2003 rate due to the tax effects of certain internal corporate restructurings that began in late 2003.

Net earnings per share – diluted increased 51.4% to $.56 in the second quarter of 2004 compared to $.37 in the second quarter of 2003. In constant currency, Net earnings per share – diluted increased 45.9%. The higher foreign currency exchange rates positively impacted Net earnings per share – diluted by approximately $.02 in the second quarter of 2004.

During the second quarter of 2004, our unsecured zero-coupon convertible debentures, due August 17, 2021 (“Debentures”) became convertible because our share price exceeded certain thresholds defined in the agreement. Therefore, the 6.1 million shares of common stock that are contingently issuable under the Debentures are included in our calculation of weighted average shares – diluted for the second quarter of 2004. Net earnings per share – diluted for the second quarter of 2004 was reduced by $.02 compared to the second quarter of 2003 as a result of including the contingently issuable shares in the calculation. (See note 5 for further information.)

The Debentures remain convertible until August 11, 2004, and therefore the 6.1 million shares of common stock that are contingently issuable under the Debentures will be included in Net earnings per share – diluted during that portion of the third quarter of 2004. If the Debentures remain, or become convertible in future periods, or if certain other conditions are met at the end of a reporting period, the 6.1 million shares of common stock will be included in the calculation of Net earnings per share – diluted for the related period.

Segment Operating Results

United States

In the United States, revenues increased 6.9% in the second quarter of 2004 compared to the second quarter of 2003, which is an increase from the 2.4% year-over-year growth rate experienced in the first quarter of 2004. This increased growth is a result of the improving economic conditions in the United States, which led to an increase in customer demand for our services. Franchise acquisitions had a minimal impact on revenue growth for the quarter. Excluding these acquisitions, revenues increased 6.8% from the second quarter of 2003. Revenues increased 4.7% for the first half of 2004 compared to 2003 (4.6% excluding franchise acquisitions).

Revenues include fees received from our franchise offices of $5.8 million and $4.9 million for the three months ended June 30, 2004 and 2003, respectively, and $12.0 million and $10.1 million for the six months ended June 30, 2004 and 2003, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $289.7 million and $248.4 million for the three months ended June 30, 2004 and 2003, respectively, and $552.7 million and $478.0 million for the six months ended June 30, 2004 and 2003, respectively.

The gross profit margin declined during the second quarter of 2004 compared to the second quarter of 2003 as a result of higher workers’ compensation costs, state unemployment taxes and a shift in the business mix toward lower gross profit margin business. This decline is a slight improvement from that experienced in the first quarter of 2004.

Selling and administrative expenses declined slightly in the second quarter of 2004 compared to the year earlier period, due to the impact of productivity improvements and cost control efforts implemented over the past few years.

Operating unit profit (“OUP”) margin in the United States improved to 2.7% in the second quarter of 2004 compared to 2.1% in the second quarter of 2003, which reflects the increased leveraging of expenses offset somewhat by the decline in gross profit margin. For the first half of 2004, OUP margin was 1.7% compared to 1.4% in 2003.

France

In France, revenues increased 9.1% (2.9% in Euro) during the second quarter of 2004 compared to 2003. This quarterly growth rate, in Euro, is consistent with that experienced in the first quarter of 2004 due to an extra billing day in the second quarter of 2004 compared to 2003. Revenues in the first half of 2004 are 2.7% above prior year levels.

The gross profit margin declined slightly in the second quarter of 2004 compared to 2003 as a result of increased pricing pressures, which have continued since the first quarter of 2004.

Selling and administrative expenses increased in Euro during the second quarter of 2004 compared to the second quarter 2003. This increase, in Euro, is primarily due to investments made in new offices during 2004.

During the second quarter of 2004 and 2003, OUP margin in France was 3.1% and 3.6%, respectively, and 2.8% and 3.2% for the first half of 2004 and 2003, respectively. This decrease primarily reflects the decline in gross profit margin levels.

EMEA

In EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France), revenues increased 26.4% in the second quarter of 2004 compared to the second quarter of 2003 (an increase of 17.8% on a constant currency basis, or 16.0% in organic constant currency). On a constant currency basis, year-over-year revenue growth rates have increased from that experienced in the first quarter. Local currency revenue growth was experienced in all major markets, with the highest growth rates reported in Italy, Germany, and Elan.

The gross profit margin for the second quarter of 2004 was stable with the second quarter of 2003, reflecting an improvement from the first quarter of 2004. In the first quarter of 2004, gross profit margin was below prior year levels as a result of pricing pressures and changes in the mix of business (related to both a shift of business mix to geographical operations with lower gross profit margins and a shift of business mix to services with lower gross profit margins).

Selling and administrative expenses continue to be effectively managed despite the need to support the increased revenues and the investments in new office openings in certain markets.

OUP margin for EMEA was 2.2% and .8% for the first quarter of 2004 and 2003, respectively, and 1.7% and .9% for the first half of 2004 and 2003, respectively. The improvement in OUP margin was primarily the result of leveraging our expense base with the increased revenue levels.

Right

On January 22, 2004, we completed our exchange offer to acquire RMC, the world’s largest career transition and organizational consulting services firm, operating through over 300 offices in 35 countries. The results of RMC’s operations are included in our consolidated financial statements since that date. The acquisition of RMC expands the range of services that we offer to customers as a strategic partner throughout every stage of the employment cycle. We have merged our Empower operations into RMC, resulting in a separate reportable segment referred to as Right. (See note 3 to the consolidated financial statements for further information.)

Revenues for the Right segment were $119.9 million in the second quarter of 2004 and $221.7 million for the first half of 2004. We have experienced increased activity in the organizational consulting services throughout the first half of 2004. However, demand for Right’s career transition services has decreased due to the lower demand for career transition services as a result of improving economic conditions.

Gross profit margin for the second quarter of 2004 is slightly improved from the previous quarter as a result of the second quarter including a full three months of Right’s higher margin career transition services compared to the first quarter.

OUP margin for the Right segment was 10.4% in the second quarter of 2004 and 9.8% in the first half of 2004. OUP in the second quarter of 2004 was impacted by approximately $1.0 million in severance and office closure costs resulting from the merger of our Empower operations into RMC (approximately $2.5 million for the first half of 2004).

Other Operations

Revenues of Other Operations increased 29.6% (24.9% in constant currency) during the second quarter of 2004 compared to 2003. This growth rate, in constant currency, is an increase from that experienced during the first quarter of 2004. Revenue increases for the second quarter, in constant currency, were experienced in virtually all markets in this segment. Revenue increased 131.2% at Jefferson Wells. Australia, Canada, Japan and Mexico each reported revenue increases of at least 9%. For the first half of 2004, revenues for this segment have increased 31.6% from the year earlier period (23.4% in constant currency).

The gross profit margin increased in the second quarter of 2004 compared to 2003 due primarily to increased business and staff utilization at Jefferson Wells, and a shift in the mix of business toward those services with higher gross profit margins. Gross profit margin has also increased from the first quarter of 2004 due to the increased business at Jefferson Wells.

Selling and administrative expenses increased in the second quarter of 2004 compared to the second quarter of 2003 to support the increasing revenue levels and as a result of investments in new office openings in certain markets.

The OUP margin for Other Operations in the second quarter of 2004 was 4.1% compared to 1.7% for the same period in 2003. This improvement is due to the higher gross profit margins. OUP margin for the first half of 2004 and 2003 was 3.9% and 1.3%, respectively.

Jefferson Wells reported a revenue increase of 131.2% in the second quarter of 2004 due to increased demand for internal audit and control services, including Sarbanes-Oxley compliance services. Demand also increased for finance and accounting, and tax services. Jefferson Wells has been a main contributor to the increased profitability of this segment in the first half of 2004.

Operating Results - Six Months Ended June 30, 2004 and 2003

Revenues from services increased 22.2% to $6,956.5 million for the first half of 2004 from the same period in 2003. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 12.9%. Revenue growth in the first six months of 2004 was also favorably impacted by acquisitions, primarily RMC. Revenues increased 18.3% excluding acquisitions or 9.2% on an organic constant currency basis. This growth rate is a result of improving economic conditions and increased demand for our services in many of our markets. (See Financial Measures on pages 25 and 26 for further information on constant currency and organic constant currency.)

Gross profit increased 31.2% to $1,295.8 million for the first six months of 2004. In constant currency, Gross profit increased 21.7% compared to the first half of 2003. Gross profit margin was 18.6%, an increase of 130 basis points (1.3%) from the first half of 2003. Gross profit growth from acquisitions, primarily from RMC, was $116.7 million, which favorably impacted gross profit margin by 110 basis points (1.1%). Excluding acquisitions, gross profit margin was 17.5% for the first half of 2004, an increase of 20 basis points over the gross profit margin of 17.3% in the year earlier period. This improvement is primarily a result of a change in the mix of services provided, toward those with higher gross profit margins due to the growth at Jefferson Wells. This improvement is partially offset by increased social costs, including increased U.S. workers’ compensation costs and state unemployment taxes.

Selling and administrative expenses increased 27.5% from the first six months of 2003, to $1,144.4 million in the first six months of 2004. These expenses increased 18.3% in constant currency. This increase is primarily due to the increase in business and the impact of acquisitions, including the intangible asset amortization resulting from the RMC acquisition of $5.7 million in the first half of 2004. Excluding the impact of acquisitions, these expenses increased 16.6%, or 8.0% on an organic constant currency basis. As a percent of revenues, Selling and administrative expenses were 16.4% in the first half of 2004 compared to 15.8% in the first half of 2003. This ratio is impacted by the acquisition of RMC, because RMC has a different cost structure than our existing business. Excluding acquisitions, Selling and administrative expenses were 15.5% of revenues, which is improved from the first half of 2003 due to productivity improvements and effective expense management in conjunction with growing revenues.

Operating profit increased 68.3% for the first half of 2004 compared to 2003, with an operating profit margin of 2.2% in 2004 compared to 1.6% in 2003. On a constant currency basis, Operating profit increased 55.5%. Excluding the impact of acquisitions, Operating profit increased 47.3%, or 35.2% on an organic constant currency basis in the first six months of 2004. Operating profit margin excluding acquisitions improved to 2.0% for the first half of 2004 compared to 1.6% in 2003.

Interest and other expenses were $8.3 million the first six months of 2004 compared to $17.8 million for the same period in 2003. Net interest expense increased $3.2 million in the first six months of 2004 to $19.1 million due to the higher borrowing levels earlier in 2004 resulting from our acquisition of RMC, and lower interest income. Translation gains in the first half of 2004 were $.3 million compared to a loss of $1.5 million in the year earlier period. Miscellaneous (income) expense, net, which consists of bank fees and other non-operating income and expenses, was income of $11.1 million in the first half of 2004 compared to expense of $3.4 million in 2003. The income in 2004 includes non-operating gains of $14.2 million (approximately $.12 per share, diluted), primarily related to the sale of our equity interest in a European internet job board. Net proceeds from this transaction were $29.8 million.

We provided for income taxes during the first half of 2004 at a rate of 35.2%, based on our current estimate of the annual effective tax rate of 36.0%, adjusted for the tax impact of the non-operating gains recorded in the first quarter. These non-operating gains include the sale of our equity interest in a European internet job board. This rate is higher than the U.S. Federal statutory rate of 35.0% due primarily to the impact of higher U.S. state income taxes. For the year ended December 31, 2003 we provided for income taxes at a rate of 38.0%. The estimated effective tax rate for 2004, excluding the non-operating gains in the first quarter, is lower than the 2003 rate due to the tax effects of certain internal corporate restructurings that began in late 2003.

Net earnings per share – diluted increased 80.4% to $1.01 in the first six months of 2004 compared to $.56 in the first six months of 2003. In constant currency, Net earnings per share – diluted increased 67.9%. The higher foreign currency exchange rates positively impacted Net earnings per share – diluted by approximately $.07 in the first half 2004.

During the second quarter of 2004, our unsecured zero-coupon convertible debentures, due August 17, 2021 (“Debentures”) became convertible because our share price exceeded certain thresholds defined in the agreement. Therefore, the 6.1 million shares of common stock that are contingently issuable under the Debentures are included in our calculation of weighted average shares – diluted for the first half of 2004 since April 1, 2004. Net earnings per share – diluted for the first half of 2004 was reduced by $.02 compared to the first half of 2003 as a result of including the contingently issuable shares in the calculation. (See note 5 for further information.)

The Debentures remain convertible until August 11, 2004, and therefore the 6.1 million shares of common stock that are contingently issuable under the Debentures will be included in Net earnings per share – diluted during that portion of the third quarter of 2004. If the Debentures remain, or become convertible in future periods, or if certain other conditions are met at the end of a reporting period, the 6.1 million shares of common stock will be included in the calculation of Net earnings per share – diluted for the related period.

Liquidity and Capital Resources

Cash provided by operating activities was $67.6 million in the first half of 2004 compared to $17.7 million for the first half of 2003. This increase is primarily due to the increased operating earnings levels and tax benefit recorded from stock option exercises in 2004.

Capital expenditures were $27.0 million in the first half of 2004 compared to $23.8 million during the first six months of 2003. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

Net borrowings in the first half of 2004 were $8.7 million compared to net repayments of $44.5 million in the year earlier period.

Cash paid for acquisitions of businesses of $103.6 million includes the payment of acquisition-related costs and the $123.8 million repayment of RMC’s long-term debt that we were required to make due to change of control provisions contained in the agreements. We financed the acquisition-related costs and this repayment with excess cash and borrowings under our U.S. Receivables Facility, which has been repaid. Cash acquired of approximately $41.0 million offsets these payments.

Accounts receivable increased to $2,882.0 million as of June 30, 2004 from $2,609.4 million as of December 31, 2003. This increase is due to increased business volumes and the acquisition of RMC, offset by changes in foreign currency exchange rates. At December 31, 2003 exchange rates, the June 30, 2004 balance would have been approximately $62.0 million higher than reported.

As of June 30, 2004, we had borrowings of $122.0 million and letters of credit of $73.7 million outstanding under our Five-year Facility, and there were no borrowings outstanding under our commercial paper program.

In July 2004, we amended our U.S. Receivables Facility to extend to July 2005. All other terms remain unchanged. As of June 30, 2004, there were no borrowings outstanding under this agreement.

We also maintain separate lines of credit with foreign financial institutions to meet working capital needs of our foreign operations. As of June 30, 2004, such lines totaled $230.1 million, of which $216.3 million was unused. In July 2004, we elected not to renew certain of these unused lines of credit with a total availability of $46.8 million as of June 30, 2004.

Certain of our debt agreements require, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreements, we had a Debt-to-EBITDA ratio of 2.22 to 1 and a fixed charge ratio of 2.48 to 1 as of June 30, 2004. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2004.

We have aggregate commitments related to debt repayments, operating leases and other commitments of $1,353.4 million as of June 30, 2004 compared to $1,335.7 million as of December 31, 2003.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $139.7 million and $135.4 million as of June 30, 2004 and December 31, 2003, respectively ($66.0 million and $68.7 million for guarantees, respectively, and $73.7 million and $66.7 million for stand-by letters of credit, respectively). Guarantees primarily relate to bank accounts, operating leases, and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

As previously indicated, we completed our exchange offer to acquire RMC on January 22, 2004. Substantially all of RMC’s outstanding shares were tendered and exchanged at a rate of .3874 of a share of our common stock and cash was paid for fractional shares for each RMC share. The remaining outstanding shares were converted into the right to acquire our common stock at the same exchange rate. We have issued 8,852,000 shares of our common stock. We also assumed both of RMC’s stock option plans, converting outstanding options to purchase shares of RMC common stock into options to purchase 1,962,000 shares of our common stock.

The preliminary purchase price of $642.7 million was reflected in the consolidated financial statements as of June 30, 2004 and is subject to revision. The purchase price allocation has not been completed, as we do not yet have a final valuation of the intangible assets acquired.

Based on a preliminary independent valuation, we have identified approximately $160.0 million of amortizable intangible assets related to RMC’s customer list, technology and franchise agreements. These items were preliminarily assigned an estimated weighted-average useful life of 15 years. We have also preliminarily identified approximately $190.0 million as a non-amortizable intangible asset related to RMC’s tradename. Based on this preliminary independent valuation and the estimated fair value of tangible assets acquired, approximately $330.0 million in goodwill has been recorded as of June 30, 2004 (see note 3 to the consolidated financial statements for further information.)

Employment-Related Items

On a routine basis, governmental agencies in some of the countries in which we operate will audit our payroll tax calculations and compliance with other payroll-related regulations. These audits focus primarily on documentation requirements and our support for our payroll tax remittances. Due to the nature of our business, the number of people that we employ, and the complexity of some payroll tax regulations, we may have some adjustments to the payroll tax remittances as a result of these audits. We make an estimate of the additional remittances that may be required and record the estimate as a component of Cost of services. The estimate is based on the results of past audits, with consideration for changing business volumes and changes to the payroll tax regulations. To the extent that our actual experience differs from our estimates, we will need to make adjustments to our reserve balance, which will impact the results of the related operation and the operating segment in which it is reported.

In France, we are currently under audit for payroll tax remittances made during 2001 and for remittances made during 2002 and 2003. We have received a preliminary notification related to 2001 and have responded to the notification with additional information. We currently do not expect a significant adjustment to our estimate of additional remittances as a result of this notification.

Income Taxes

We have tax contingencies recorded for items in various countries, including amounts related to items under audit. These amounts are adjusted to the extent the related items are settled. During July 2004, we received notification that income tax audits for certain years have been completed. Based on the results of these audits, we will reverse a tax contingency of approximately $8.0 million to income in the third quarter of 2004 (approximately $.08 per share - diluted).

Recently Issued Accounting Standards

During December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We adopted this Statement as of December 31, 2003, which requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.

During January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. The consolidation provisions of this Interpretation, as revised, were effective immediately for interests created after January 31, 2003, and were effective on March 31, 2004 for interests created before February 1, 2003. This Interpretation did not have an impact on our consolidated financial statements as we do not have any variable interest entities that require consolidation.

During May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”),” which provides guidance on accounting for the effects of the new Medicare prescription drug legislation. FSP 106-2 is effective for us in the third quarter of 2004. The Act, which was signed into law on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We have not yet determined whether the prescription drug benefits offered under our Retiree Health Care Plan are actuarially equivalent to Medicare Part D, therefore our related net periodic benefit cost does not reflect any amount associated with the subsidy. We do not expect the adoption of this FSP to be material to our consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

Information required by this item was previously provided in our quarterly report on Form 10-Q for the period ending March 31, 2004.

Item 5 – Other Information

The Audit Committee of our Board of Directors has approved, during the second quarter, the following non-audit services performed or to be performed for us by our independent registered public accounting firm, PricewaterhouseCoopers LLP:

(a)	preparation and/or review of income tax returns; and

(b)	consultation regarding the appropriate handling of items on our United States tax return.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated By-Laws of Manpower Inc. (as of April 27, 2004).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

(b)	During the quarter ended June 30, 2004, we furnished one current report on Form 8-K dated April 19, 2004, with respect to Item 12 – Results of Operations and Financial Condition.

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

	3 Months Ended June 30, 2004
	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions (in Constant Currency)	Organic Constant Currency Variance
	(Unaudited)
Revenues from services:
United States	6.9%	—%	6.9%	.1%	6.8%
France	9.1	6.2	2.9
EMEA	26.4	8.6	17.8	1.8	16.0
Right (a)	—	—	—
Other Operations	29.6	4.7	24.9
Manpower Inc.	20.2	5.9	14.3	3.8	10.5

Gross profit	30.2	5.9	24.3	12.1	12.2

Selling and administrative expenses	25.7	5.8	19.9	11.6	8.3

Operating profit	67.0	7.0	60.0	16.0	44.0

Net earnings per share – diluted	51.4	5.5	45.9

	6 Months Ended June 30, 2004
	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions (in Constant Currency)	Organic Constant Currency Variance
	(Unaudited)
Revenues from services:
United States	4.7%	—%	4.7%	.1%	4.6%
France	13.5	10.8	2.7
EMEA	27.5	12.3	15.2	1.9	13.3
Right (a)	—	—	—
Other Operations	31.6	8.2	23.4
Manpower Inc.	22.2	9.3	12.9	3.7	9.2

Gross profit	31.2	9.5	21.7	11.2	10.5

Selling and administrative expenses	27.5	9.2	18.3	10.3	8.0

Operating profit	68.3	12.8	55.5	20.3	35.2

Net earnings per share – diluted	80.4	12.5	67.9

(a)	Represents the operations of Right Management Consultants, Inc. (“RMC”), since its acquisition in January 2004, and the Empower Group. Since RMC comprises most of this segment, the year-over-year variances are not meaningful and have been excluded from the above information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)
Date: August 4, 2004	/s/ Michael J. Van Handel
Michael J. Van Handel Executive Vice President, Chief Financial Officer, and Secretary (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated By-Laws of Manpower Inc. (as of April 27, 2004).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.