Form 10-Q
period 2004-09-30
MANPOWER INC /WI/
filed 2004-11-09
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004

or

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

Yes ☒     No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 29, 2004
Common Stock, $.01 par value	90,207,878

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item1 – Financial Statements

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	September 30, 2004	December 31, 2003
CURRENT ASSETS:
Cash and cash equivalents	$414.8	$426.2
Accounts receivable, less allowance for doubtful accounts of $87.4 and $79.1, respectively	3,071.0	2,609.4
Prepaid expenses and other assets	198.2	100.1
Future income tax benefits	114.0	101.4

Total current assets	3,798.0	3,237.1
OTHER ASSETS:
Goodwill and other intangible assets, less accumulated amortization of $61.9 and $53.6, respectively	1,245.7	573.8
Investments in licensees	65.2	66.2
Other assets	216.1	320.7

Total other assets	1,527.0	960.7
PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	649.5	606.3
Less: accumulated depreciation and amortization	442.3	419.2

Net property and equipment	207.2	187.1

Total assets	$5,532.2	$4,384.9

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2004	December 31, 2003
CURRENT LIABILITIES:
Accounts payable	$665.2	$555.4
Employee compensation payable	144.7	105.6
Accrued liabilities	537.6	360.0
Accrued payroll taxes and insurance	495.1	476.6
Value added taxes payable	434.0	368.2
Short-term borrowings and current maturities of long-term debt	208.2	12.1

Total current liabilities	2,484.8	1,877.9
OTHER LIABILITIES:
Long-term debt	640.7	829.6
Other long-term liabilities	370.6	367.1

Total other liabilities	1,011.3	1,196.7
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares,
none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares,
Issued 100,109,173 and 88,604,575 shares, respectively	1.0	.9
Capital in excess of par value	2,296.1	1,732.5
Accumulated deficit	(.6)	(167.6)
Accumulated other comprehensive income	23.4	28.3
Treasury stock at cost, 9,946,475 and 9,945,200 shares, respectively	(283.8)	(283.8)

Total shareholders’ equity	2,036.1	1,310.3

Total liabilities and shareholders’ equity	$5,532.2	$4,384.9

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Revenues from services	$3,900.8	$3,203.2	$10,857.3	$8,895.3
Cost of services	3,172.7	2,653.6	8,833.4	7,358.2

Gross profit	728.1	549.6	2,023.9	1,537.1
Selling and administrative expenses	601.2	470.8	1,745.6	1,368.3

Operating profit	126.9	78.8	278.3	168.8
Interest and other expenses	9.1	9.4	17.4	27.2

Earnings before income taxes	117.8	69.4	260.9	141.6
Provision for income taxes	34.4	25.6	84.8	53.8

Net earnings	$83.4	$43.8	$176.1	$87.8

Net earnings per share	$.93	$.56	$1.99	$1.13

Net earnings per share – diluted	$.89	$.56	$1.91	$1.12

Weighted average common shares	90.0	77.7	88.5	77.5

Weighted average common shares – diluted	93.9	78.8	93.3	78.4

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	9 Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$176.1	$87.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62.6	46.5
Amortization of discount on convertible debentures	5.8	5.6
Deferred income taxes	(11.6)	1.8
Provision for doubtful accounts	20.1	14.4
Other non-operating gains	(14.2)	—
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(409.7)	(186.4)
Other assets	14.6	(23.4)
Other liabilities	218.4	149.4

Cash provided by operating activities	62.1	95.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42.7)	(38.9)
Acquisitions of businesses, net of cash acquired	(113.8)	(3.6)
Proceeds from the sale of an equity interest	29.8	—
Proceeds from the sale of property and equipment	4.8	2.2

Cash used by investing activities	(121.9)	(40.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	3.3	(9.4)
Proceeds from long-term debt	93.7	30.4
Repayments of long-term debt	(91.7)	(101.7)
Proceeds from stock option and purchase plans	55.4	18.7
Dividends paid	(9.1)	(7.8)

Cash provided (used) by financing activities	51.6	(69.8)

Effect of exchange rate changes on cash	(3.2)	17.9

Net (decrease) increase in cash and cash equivalents	(11.4)	3.5
Cash and cash equivalents, beginning of year	426.2	284.0

Cash and cash equivalents, end of period	$414.8	$287.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$35.3	$29.8

Income taxes paid	$66.2	$51.9

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2004 and 2003

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

Use of Estimates

We have used estimates to establish liability balances for various items, including amounts related to social program remittances in France and payroll tax audit exposures in various countries. The liabilities are determined in each country, based on our historical experience and related trends, and will be adjusted to the extent that our actual experience differs from our current estimates. In France, we are currently under audit for payroll tax remittances made during 2001 and for remittances made during 2002 and 2003. We received a preliminary notification related to 2001 and responded to the notification with additional information. We currently do not expect a significant adjustment to our estimate of additional remittances as a result of this notification.

Intangible Assets

In connection with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we are required to perform goodwill impairment reviews, at least annually, using a fair-value based approach. The majority of our goodwill results from our acquisitions of Right Management Consultants, Inc., Elan and Jefferson Wells.

As part of our impairment reviews, we estimate fair value primarily by using a discounted cash flow analysis. Significant assumptions used in this analysis include: expected future revenue growth rates, OUP margins, and working capital levels; a discount rate; and a terminal value multiple.

We have completed our annual impairment review for 2004 and determined there to be no impairment of goodwill. We plan to perform our next annual impairment review during the third quarter of 2005. However, we may be required to perform an impairment review prior to our scheduled annual review if certain events occur, including lower than forecasted earnings levels for certain reporting units. In addition, changes to other assumptions could significantly impact our estimate of the fair value of our reporting units. Such a change may result in a goodwill impairment charge, which could have a significant impact on a reportable segment and our consolidated financial statements.

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

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$83.4	$43.8	$176.1	$87.8
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	2.7	1.7	7.4	5.0

Pro forma net earnings	80.7	42.1	168.7	82.8
Add: Amortization of discount on convertible debentures, net of taxes	.5	—	1.7	—

Pro forma net earnings – diluted	$81.2	$42.1	$170.4	$82.8

Net earnings per share:
As reported	$.93	$.56	$1.99	$1.13
Pro forma	$.90	$.55	$1.92	$1.08
Net earnings per share – diluted:
As reported	$.89	$.56	$1.91	$1.12
Pro forma	$.87	$.54	$1.84	$1.06

During the third quarter of 2004 and 2003, we recognized $.4 and $.1 of expense, net of tax, respectively, related to restricted stock grants and for the first nine months of 2004 and 2003, we recognized $.7 and $.3, respectively.

(2) Recently Issued Accounting Standards

During December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We adopted this Statement as of December 31,2003, which requires interim-period disclosures of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amount of contributions and projected contributions to fund pension plans and other postretirement benefit plans.

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

During May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”),” which provides guidance on accounting for the effects of the new Medicare prescription drug legislation. The Act, which was signed into law on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We adopted FSP 106-2 in the third quarter of 2004 and it did not have a material impact on our consolidated financial statements.

During September 2004, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” (“EITF 04-8”) which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. EITF 04-8 also requires that previously reported diluted earnings per share be restated. We will adopt EITF 04-8 in the fourth quarter of 2004. (See note 5 for the impact of the adoption of EITF 04-8.)

(3) Acquisitions

On January 22,2004, we completed our exchange offer to acquire Right Management Consultants, Inc. (“RMC”), the world’s largest career transition and organizational consulting services firm, operating through over 300 offices in 35 countries. The results of RMC’s operations are included in our consolidated financial statements since that date. The acquisition of RMC expands the range of services that we offer to customers as a strategic partner throughout every stage of the employment cycle. We have merged our Empower operations into RMC, and the results of the combined entity are reported as the Right segment.

Substantially all of RMC’s outstanding shares were tendered and exchanged at a rate of .3874 of a share of our common stock and cash was paid for fractional shares for each RMC share. The remaining outstanding shares were converted into the right to acquire our common stock at the same exchange rate.

The preliminary purchase price reflected in the consolidated financial statements as of September 30, 2004, which is subject to revision, was comprised of the following items:

Fair value of our common stock issued	$428.4
Fair value of RMC stock options assumed	59.5
Long-term debt repaid upon change of control	123.8
Severance and additional SERP liabilities, net of deferred tax assets	7.5
Acquisition-related costs	17.5

Preliminary purchase price	$636.7

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

We were required to repay certain of RMC’s long-term debt due to change of control provisions contained in these agreements. We financed this repayment with excess cash and borrowings under our U.S. Receivables Facility which were subsequently repaid.

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

The acquisition-related costs consist primarily of investment banking, legal and accounting fees, printing costs and other external costs directly related to the acquisition.

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

Based on a preliminary independent valuation, we have identified approximately $160.0 of amortizable intangible assets related to RMC’s customer list, technology and franchise agreements. These items were preliminarily assigned an estimated weighted-average useful life of 15 years. We have also preliminarily identified approximately $190.0 as a non-amortizable intangible asset related to RMC’s tradename. Based on this preliminary independent valuation and the estimated fair value of tangible assets acquired, approximately $315.0 in goodwill has been recorded as of September 30, 2004. We currently estimate that approximately $10.0 of goodwill resulting from this transaction will be deductible for tax purposes.

The pro forma consolidated results below combine the historical results of our operations and RMC’s operations for the three and nine months ended September 30, 2004 and 2003, respectively, and have been prepared to reflect the acquisition as if it had been consummated on January 1, 2003.

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Revenue from services	$3,900.8	$3,305.5	$10,881.4	$9,239.4
Net earnings	83.4	51.2	176.8	116.8
Net earnings per share	$.93	$.58	$1.98	$1.34
Net earnings per share – diluted	.89	.57	1.90	1.31

In connection with a European acquisition completed during the first quarter of 2004, we established a reserve of $16.7 for severance and other exit costs related to the acquired company. These expenses are being funded by the inflow of cash that resulted from the acquisition, the majority of which is expected to be paid out during 2004. Since the date of the acquisition, there has been $13.2 paid from this reserve.

(4) Income Taxes

We provided for income taxes during the first nine months of 2004 at a rate of 36.0%, based on our current estimate of the annual effective tax rate, adjusted for the reversal of a tax contingency in the third quarter of 2004 and the impact of non-operating gains recorded in the first quarter of 2004. These non-operating gains include the sale of our equity interest in a European internet job board. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher U.S. state income taxes. For the year ended December 31, 2003 we provided for income taxes at a rate of 38.0%. The estimated effective tax rate for 2004, excluding the reversal of the tax contingency in the third quarter and the non-operating gains in the first quarter, is lower than the 2003 rate due to the tax effects of certain internal corporate restructurings that began in late 2003.

We have tax contingencies recorded for items in various countries, including amounts related to items under audit. These amounts are adjusted to the extent the related items are settled. During July 2004, we received notification that income tax audits for certain years have been completed. Based on the results of these audits, we reversed a tax contingency of $8.0 million to income in the third quarter of 2004 ($.08 per share on a diluted basis).

(5) Earnings Per Share

The calculations of Net earnings per share and Net earnings per share – diluted are as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Net earnings per share:
Net earnings available to common shareholders	$83.4	$43.8	$176.1	$87.8
Weighted average common shares outstanding	90.0	77.7	88.5	77.5

	$.93	$.56	$1.99	$1.13

Net earnings per share – diluted:
Net earnings available to common shareholders	$83.4	$43.8	$176.1	$87.8
Amortization of discount on convertible debentures, net of taxes	.5	—	1.7	—

	$83.9	$43.8	$177.8	$87.8

Weighted average common shares outstanding	90.0	77.7	88.5	77.5
Effect of dilutive stock options	1.1	1.1	1.9	.9
Effect of convertible debentures	2.8	—	2.9	—

	93.9	78.8	93.3	78.4

	$.89	$.56	$1.91	$1.12

The calculation of Net earnings per share – diluted does not include certain stock option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were .4 million and .1 million of such options excluded from the calculation for the three months ended September 30, 2004 and 2003, respectively. There were .2 million and .5 million of such options excluded from the calculation for the nine months ended September 30, 2004 and 2003, respectively.

During the second quarter of 2004, our unsecured zero-coupon convertible debentures, due August 17, 2021 (“Debentures”) became convertible because our share price exceeded certain thresholds defined in the indenture (see below for further information). Based on the terms of the indenture, the Debentures remained convertible until August 11, 2004. Therefore, the 6.1 million shares of common stock that are contingently issuable under the Debentures are included in the calculation of Net earnings per share – diluted, using the “if-converted” method, for the entire second quarter and for the portion of the third quarter (i.e., July 1, 2004 through August 11,2004) when they were convertible. Under the “if-converted” method, net earnings available to common shareholders is adjusted for the amortization of the discount on the Debentures, net of tax, for the respective periods.

The Debentures, which are convertible into shares of our common stock at an accreted price of approximately $43.50 per share (initially $39.50), become convertible from the thirtieth trading day in a quarter through the twenty-ninth trading day in the following quarter when our share price for at least 20 of the first 30 trading days of a quarter is more than 110% of the accreted value per convertible share on the thirtieth trading day of that quarter. Given the accreted value per convertible share on the thirtieth trading day of the fourth quarter of 2004, our share price will have to exceed $47.85 during the relevant measurement period in order for the Debentures to be convertible.

During September 2004, the EITF issued Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. Upon adoption, our restated Net earnings per share–diluted amounts will be $.87 and $.53 for the three months ended September 30, 2004 and 2003, respectively, and $1.86 and $1.09 for the nine months ended September 30, 2004 and 2003, respectively.

(6) Accounts Receivable Securitization

In July 2004, we amended our U.S. Receivables Facility to extend to July 2005. All other terms remain substantially unchanged. As of September 30, 2004, there were no borrowings outstanding under this agreement.

(7) Debt

In October 2004, we entered into a new $625.0 revolving credit agreement with a syndicate of commercial banks that expires in October 2009. The new agreement replaces our $450.0 five-year revolving credit facility and $200.0 364-day revolving credit facility. Amounts borrowed under the $450.0 five-year facility have been transferred to this new facility.

The new revolving credit agreement allows for borrowings in various currencies and up to $150.0 may be used for the issuance of standby letters of credit.

The interest rate and facility fee on the new agreement, as well as the fee paid for the issuance of letters of credit on the facility, vary based on our public debt ratings and borrowing level. The current interest rate is LIBOR plus .675% and the facility and issuance fees are .20% and .675%, respectively.

The new agreement requires, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a Fixed Charge Ratio of greater than 2.00 to 1.

We continue to have various interest rate swap agreements to fix our interest costs on a portion of our Euro-denominated variable rate borrowings. The Euro interest rate swap agreements have a notional value of €100.0 ($124.4) which fix the interest rate, on a weighted-average basis, at 5.7% and expire in 2010. Such contracts have been designated as cash flow hedges and were considered highly effective, as defined by Statement of Financial Accounting Standard No. 133, as amended, as of September 30, 2004. Considering the borrowings under our new revolving credit agreement, we expect that the interest rate swap agreements will continue to be highly effective.

(8) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	Defined Benefit Pension Plans
	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Service cost	$2.5	$2.1	$7.5	$6.4
Interest cost	2.4	2.2	7.4	6.7
Expected return on assets	(2.1)	(1.9)	(6.4)	(5.6)
Amortization of unrecognized loss	.6	.7	1.9	1.7

Total benefit cost	$3.4	$3.1	$10.4	$9.2

	Retiree Health Care Plan
	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Service cost	$.1	$.1	$.3	$.3
Interest cost	.3	.4	1.0	1.0
Expected return on assets	—	—	—	—
Amortization of unrecognized gain	(.1)	(.2)	(.4)	(.5)

Total benefit cost	$.3	$.3	$.9	$.8

Contributions made to our U.S. pension plans were $.5 and $1.4 for the three months and nine months ended September 30, 2004, respectively. Contributions made to our retiree health plan were $.4 and $.9 for the three and nine months ended September 30, 2004, respectively. As previously disclosed in our financial statements for the year ended December 31, 2003, we expect to contribute $1.8 to our U.S. pension plans and $1.1 to our retiree health care plan during 2004.

(9) Shareholders’ Equity

Comprehensive income (loss) consists of the following:

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$83.4	$43.8	$176.1	$87.8
Other comprehensive income:
Foreign currency translation gain (loss)	17.4	22.1	(6.6)	77.3
Unrealized gain on available-for-sale securities – net of tax	1.0	.6	2.3	2.9
Unrealized (loss) gain on derivative financial instruments – net of tax	(1.4)	1.3	(0.6)	2.5

Comprehensive income	$100.4	$67.8	$171.2	$170.5

On April 27, 2004, the Board of Directors declared a cash dividend of $.10 per share, which was paid on June 14, 2004 to shareholders of record on June 3, 2004.

On October 29, 2004, the Board of Directors declared a cash dividend of $.20 per share, which is payable on December 15, 2004 to shareholders of record on December 6, 2004.

The Board of Directors also approved on October 29, 2004, a share repurchase program, which gives us the ability to purchase up to 5 million shares of our issued and outstanding common stock. Purchases under this program may be made from time to time in open market or privately negotiated transactions. Common stock acquired through the repurchase program will be available for general corporate purposes. This repurchase program replaces our previously approved program.

(10) Interest and Other Expense (Income)

Interest and other expense (income) consists of the following:

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Interest expense	$10.9	$10.6	$34.0	$31.0
Interest income	(2.2)	(1.5)	(6.2)	(6.0)
Foreign exchange (gain) loss	(.4)	.6	(.1)	(.9)
Miscellaneous expense (income), net	.8	(.3)	(10.3)	3.1

Interest and other (income) expense	$9.1	$9.4	$17.4	$27.2

Miscellaneous expense (income), net for the nine months ended September 30, 2004 includes non-operating gains of $14.2 (approximately $.12 per share – diluted), primarily related to the sale of our equity interest in a European internet job board.

(11) Segment Data

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Revenues from Services:
United States (a)	$531.8	$500.6	$1,523.7	$1,448.0
France	1,402.0	1,279.1	3,816.8	3,405.7
EMEA	1,305.4	993.1	3,648.5	2,830.7
Jefferson Wells (b)	110.6	33.6	237.7	98.9
Right (c)	102.5	17.1	324.2	49.1
Other Operations	448.5	379.7	1,306.4	1,062.9

Consolidated (a)	$3,900.8	$3,203.2	$10,857.3	$8,895.3

Operating Unit Profit:
United States	$15.6	$11.0	$32.5	$24.0
France	55.6	51.3	123.8	120.1
EMEA	33.9	17.3	73.8	34.7
Jefferson Wells	25.1	(3.7)	38.2	(10.3)
Right	3.2	.1	24.9	(.9)
Other Operations	10.8	11.2	35.7	27.7

Consolidated	144.2	87.2	328.9	195.3
Corporate expenses	14.0	8.4	41.6	26.5
Amortization of other intangible assets	3.3	—	9.0	—
Interest and other expense (income)	9.1	9.4	17.4	27.2

Earnings before income taxes	$117.8	$69.4	$260.9	$141.6

(a)	In the United States, where a majority of our franchises operate, Revenues from services include fees received from the related franchise offices of $6.3 and $5.6 for the three months ended September 30, 2004 and 2003, respectively, and $18.3 and $15.7 for the nine months ended September 30, 2004 and 2003, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $318.4 and $261.4 for the three months ended September 30, 2004 and 2003, respectively, and $871.1 and $739.4 for the nine months ended September 30, 2004 and 2003, respectively.

Our consolidated Revenues from services include fees received from our franchise offices of $8.9 and $6.9 for the three months ended September 30, 2004 and 2003, respectively, and $25.0 and $18.8 for the nine months ended September 30, 2004 and 2003, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $397.0 and $314.0 for the three months ended September 30, 2004 and 2003, respectively, and $1,068.9 and $874.8 for the nine months ended September 30, 2004 and 2003, respectively.

(b)	Jefferson Wells was previously included in our Other Operations segment and historical amounts have been reclassified to conform to the current year presentation.

(c)	Represents the operations of Right Management Consultants, Inc. since its acquisition in January 2004, and the Empower Group. The Empower Group was previously included in our Other Operations segment and historical amounts have been reclassified to conform to the current year presentation.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended September 30, 2004 and 2003

Revenues from services increased 21.8% to $3,900.8 million for the third quarter of 2004 from the same period in 2003. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 14.1%. Revenue growth in the third quarter of 2004 was also favorably impacted by acquisitions, primarily Right Management Consultants, Inc. (“RMC”). Revenues increased 19.0% excluding acquisitions or 11.4% on an organic constant currency basis. This growth rate is a result of improving economic conditions and increased demand for our services in many of our markets, including EMEA and Jefferson Wells, where revenues increased 19.9% and 229.5%, respectively, on a constant currency basis. (See Financial Measures on pages 29 and 30 for further information on constant currency and organic constant currency.)

Gross profit increased 32.5% to $728.1 million for the third quarter of 2004. In constant currency, Gross profit increased 24.7%. Gross profit margin was 18.7%, an increase of 150 basis points (1.5%) over the third quarter of 2003. Gross profit growth from acquisitions, primarily from RMC, was $51.5 million, which favorably impacted gross profit margin by 90 basis points (.9%). Excluding acquisitions, gross profit margin was 17.8% for the third quarter of 2004, an increase of 60 basis points (.6%) over the gross profit margin of 17.2% in the year earlier period. This improvement is a result of the change in the mix of services provided, toward those with higher gross profit margins. Approximately one-half of this improvement is due to the relatively higher growth at Jefferson Wells, with the remaining benefit coming from an increase in higher gross profit services, including our permanent placement business, in EMEA and the Other Operations segment. In addition, there was gross profit margin improvement in some markets, particularly Jefferson Wells, however this improvement was offset by increased social costs in various markets, including increased U.S. workers’ compensation costs and state unemployment taxes.

Selling and administrative expenses increased 27.7% from the third quarter of 2003 to $601.2 million in the third quarter of 2004. In constant currency, these expenses increased 20.2%. This increase is primarily in response to the increase in business volumes and the impact of acquisitions, including the intangible asset amortization resulting from the RMC acquisition of $3.3 million in the third quarter of 2004. Excluding the impact of acquisitions, these expenses increased 17.2%, or 10.2% on an organic constant currency basis. As a percent of revenues, Selling and administrative expenses were 15.4% in the third quarter of 2004 compared to 14.7% in the third quarter of 2003. This ratio is impacted by the acquisition of RMC, because RMC has a different cost structure than our existing business. Excluding acquisitions, Selling and administrative expenses were 14.5% of revenues, an improvement from the third quarter of 2003. This improvement reflects productivity gains as personnel and office costs increased at a lower rate than revenue growth.

These productivity improvements are a result of our cost control efforts; an initiative implemented by each of our country operations beginning at the end of 2001 in response to slowing revenue growth. The initiative focused on reducing excess selling and administrative expenses and included a review of personnel costs, outside services, office expenses, and other costs. The goal of the initiative was to maintain or reduce expenses as a percent of revenues and gross profit and thereby improve our operating profit margins, while preserving our underlying infrastructure to enable us to respond quickly once there was a recovery in the demand for our services. This initiative will continue as our revenue growth rates improve, to ensure that we are prudent in adding expenses to support the increasing revenues.

Operating profit increased 60.9% for the third quarter of 2004 over 2003, with an operating profit margin of 3.3% in 2004 compared to 2.5% in 2003. On a constant currency basis, Operating profit increased 51.2%. Excluding the impact of acquisitions, Operating profit increased 59.3%, or 49.7% on an organic constant currency basis in the third quarter of 2004. Acquisitions had no impact on our operating profit margin for the quarter.

Interest and other expenses were $9.1 million in the third quarter of 2004 compared to $9.4 million for the same period in 2003. Net interest expense decreased $.4 million in the quarter to $8.7 million due to an increase in interest income. Translation gains in the third quarter of 2004 were $.4 million compared to a loss of $.6 million in the year earlier period. Miscellaneous expenses, net, which consist of bank fees and other non-operating income and expenses, were $.8 million in the third quarter of 2004 compared to income of $.3 million in 2003.

We provided for income taxes during the third quarter of 2004 at a rate of 29.2%, which reflects the impact of an $8.0 million reversal of a tax contingency reserve during the quarter. Excluding the impact of this reversal, our tax rate for the quarter is 36%, which is our current estimate of the annual effective tax rate, excluding the impact of the tax contingency reversal in the third quarter and the non-operating gains recorded in the first quarter. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of U.S. state income taxes. For the year ended December 31, 2003 we provided for income taxes at a rate of 38.0%. The estimated effective tax rate of 36% for 2004, excluding the impact of the tax contingency reversal in the third quarter and the non-operating gains in the first quarter, is lower than the 2003 rate due to the tax effects of certain internal corporate restructurings that began in late 2003.

We have tax contingencies recorded for items in various countries, including amounts related to items under audit. These amounts are adjusted to the extent the related items are settled. During July 2004, we received notification that income tax audits for certain years had been completed. Based on the results of these audits, we reversed a tax contingency of $8.0 million to income in the third quarter of 2004 ($.08 per share on a diluted basis).

Net earnings per share – diluted increased 58.9% to $.89 in the third quarter of 2004 compared to $.56 in the third quarter of 2003. In constant currency, Net earnings per share – diluted increased 51.8%. The higher foreign currency exchange rates positively impacted Net earnings per share – diluted by approximately $.04 in the third quarter of 2004.

During the second quarter of 2004, our unsecured zero-coupon convertible debentures, due August 17, 2021 (“Debentures”) became convertible because our share price exceeded certain thresholds defined in the indenture. Based on the terms of the indenture, the Debentures remained convertible until August 11, 2004. Therefore, the 6.1 million shares of common stock that are contingently issuable under the Debentures are included in our calculation of weighted average shares – diluted for the third quarter of 2004 through August 11, 2004. Net earnings per share – diluted for the third quarter of 2004 was reduced by $.02 compared to the third quarter of 2003 as a result of including the contingently issuable shares in the calculation. (See note 5 to the consolidated financial statements for further information.)

During September 2004, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”),” which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. EITF 04-8 also requires that previously reported diluted earnings per share be restated. We will adopt EITF 04-8 in the fourth quarter of 2004. Upon adoption, our restated Net earnings per share – diluted amounts will be $.87 and $.53 for the three months ended September 30, 2004 and 2003, respectively.

Segment Operating Results

United States

In the United States, revenues increased 6.2% in the third quarter of 2004 compared to the third quarter of 2003. This increase is impacted by the sale of certain assets of Transpersonnel, a short and long haul semi-driver operation, during the third quarter of 2004. Excluding the revenue from Transpersonnel in the third quarter of 2003, revenues increased 8.3% in the United States, an improvement from the 6.9% year-over-year growth rate experienced in the second quarter of 2004. This increased growth is a result of an increase in customer demand for our services, particularly in the Industrial sector. Revenues increased 5.2% for the first nine months of 2004 compared to 2003 (5.8% on an organic basis).

Revenues include fees received from our franchise offices of $6.3 million and $5.6 million for the three months ended September 30, 2004 and 2003, respectively, and $18.3 million and $15.7 million for the nine months ended September 30, 2004 and 2003, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $318.4 million and $261.4 million for the three months ended September 30, 2004 and 2003, respectively, and $871.1 million and $739.4 million for the nine months ended September 30, 2004 and 2003, respectively.

The gross profit margin declined during the third quarter of 2004 compared to the third quarter of 2003 as a result of higher workers’ compensation costs and state unemployment taxes, and a shift in the business mix toward lower gross profit margin business.

Selling and administrative expenses declined slightly in the third quarter of 2004 compared to the year earlier period, despite the increase in revenues. This expense control reflects the impact of productivity improvements and cost control efforts implemented over the past few years.

Operating unit profit (“OUP”) margin in the United States improved to 2.9% in the third quarter of 2004 compared to 2.2% in the third quarter of 2003, which reflects the increased leveraging of expenses offset somewhat by the decline in gross profit margin. For the first nine months of 2004, OUP margin was 2.1% compared to 1.7% in 2003.

France

In France, revenues increased 9.6% (1.0% in Euro) during the third quarter of 2004 compared to 2003. This year-over-year growth rate, in Euro, is a slight decrease from that experienced during each of the first two quarters of 2004. Revenues, in Euro, for the first nine months of 2004 are 2.1% above prior year levels.

The gross profit margin declined slightly in the third quarter of 2004 compared to 2003 as a result of increased pricing pressures, which have continued since the first quarter of 2004. Selling and administrative expenses, in Euro, for the third quarter of 2004 are slightly lower than the third quarter 2003. This decrease, in Euro, is primarily due to effective expense management.

OUP margin in France was 4.0% during the third quarter of 2004 and 2003, and 3.2% and 3.5% for the first nine months of 2004 and 2003, respectively. This decline for the nine-month period primarily reflects the decline in gross profit margin levels throughout the period.

EMEA

In EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France), revenues increased 31.4% in the third quarter of 2004 compared to the third quarter of 2003 (an increase of 19.9% on a constant currency basis, or 18.5% in organic constant currency). On a constant currency basis, year-over-year revenue growth rates have increased from that experienced in each of the first two quarters of 2004. Local currency revenue growth was experienced in all major markets, with the highest growth rates reported in Belgium, Elan, Germany, Holland, and Italy. For the first nine months of 2004, revenues have increased 28.9% (16.8% in constant currency, or 15.2% in organic constant currency).

The gross profit margin for the third quarter of 2004 was slightly higher than the third quarter of 2003, due to continued focus on pricing and an increase in permanent placement business for the quarter. For the first nine months of 2004, gross profit margins remain slightly below prior year levels due to pricing pressures experienced earlier in the year and changes in the mix of business (related to both a shift of business mix to geographical operations with lower gross profit margins and a shift of business mix to services with lower gross profit margins).

Selling and administrative expenses continue to be effectively managed throughout the segment. However, expenses increased over the 2003 level due to the need to support the increased revenues and the investments in new office openings in certain markets.

OUP margin for EMEA was 2.6% and 1.7% for the third quarter of 2004 and 2003, respectively, and 2.0% and 1.2% for the first nine months of 2004 and 2003, respectively. The improvement in OUP margin was primarily the result of leveraging our expense base with the increased revenue levels.

Jefferson Wells

Revenues for Jefferson Wells in the third quarter of 2004 more than tripled that of the year earlier period due to increasing demand for internal audit and control services (including Sarbanes-Oxley compliance services), finance and accounting services, and tax services. Approximately 20% of Jefferson Wells’ revenues was generated from providing services to one customer. Approximately 20% of Jefferson Wells’ revenues for the first nine months of 2004 were generated from providing services to one customer. We do not anticipate a significant change in the level of these services during the coming year that would have a significant impact on our operating results.

The gross profit margin in the third quarter and first nine months of 2004 has increased from the respective periods in 2003 primarily due to higher utilization rates among salaried professional staff as a result of the increased business volumes. In addition, the increased use of hourly-paid professionals to meet the 2004 revenue levels has further increased utilization rates, favorably impacting gross profit margins.

Selling and administrative expenses have been well controlled and are up primarily due to variable expenses, such as commissions and broad-based incentive compensation costs associated with the increased volume of business. Investments in new offices are also being made in the U.S. and foreign markets.

The OUP margin for Jefferson Wells in the third quarter of 2004 was 22.7% compared to -10.8% in the third quarter of 2003. This OUP margin level is higher than normal due to the unusually high staff utilization rates in the quarter due to the increased business volumes. For the first nine months of 2004, the OUP margin was 16.1% compared to -10.4% in 2003.

Right

On January 22, 2004, we completed our exchange offer to acquire RMC, the world’s largest career transition and organizational consulting services firm, operating through over 300 offices in 35 countries. The results of RMC’s operations are included in our consolidated financial statements since that date. The acquisition of RMC expands the range of services that we offer to customers as a strategic partner throughout every stage of the employment cycle. We have merged our Empower operations into RMC, and the results of the combined entity are reported as the Right segment. (See note 3 to the consolidated financial statements for further information.)

Revenues for Right were $102.5 million in the third quarter of 2004 and $324.2 million for the first nine months of 2004. We have experienced increased activity in the organizational consulting services throughout the first nine months of 2004. However, demand for Right’s career transition services has decreased due to the lower demand for career transition services as a result of improving economic conditions in many markets.

Gross profit margin for the third quarter of 2004 is slightly lower than each of the first two quarters in 2004 due to the seasonality of Right’s business.

OUP margin for Right was 3.2% in the third quarter of 2004 and 7.7% in the first nine months of 2004. OUP for the third quarter of 2004 was impacted by approximately $1.4 million in severance and office closure costs resulting from the merger of our Empower operations into RMC (approximately $3.9 million for the first nine months of 2004).

Other Operations

Historically, the results of Jefferson Wells and the Empower Group have been included in the Other Operations segment. Prior year results have been reclassified to conform to the current year presentation.

Revenues of Other Operations increased 18.1% (13.7% in constant currency) during the third quarter of 2004 compared to 2003. This year-over-year growth rate, in constant currency, has decreased slightly in each of the first three quarters of 2004. Revenue increases for the third quarter, in constant currency, were experienced in all significant markets in this segment, including Japan and Mexico where each reported revenue increases greater than 10% for the quarter. For the first nine months of 2004, revenues for this segment have increased 22.9% from the year earlier period (15.6% in constant currency).

The gross profit margin increased in the third quarter of 2004 compared to 2003 due primarily to a shift in the mix of business toward those services with higher gross profit margins. Gross profit margins have decreased slightly throughout the year due primarily to increased social costs in Japan.

Selling and administrative expenses increased in the third quarter of 2004 compared to the third quarter of 2003 to support the increasing revenue levels and as a result of investments in new office openings in certain markets.

The OUP margin for Other Operations in the third quarter of 2004 was 2.4% compared to 3.0% for the same period in 2003. This decrease is due to the higher expense levels in some markets and the lower gross profit margins in Japan. OUP margin for the first nine months of 2004 and 2003 was 2.7% and 2.6%, respectively.

Operating Results - Nine Months Ended September 30, 2004 and 2003

Revenues from services increased 22.1% to $10,857.3 million for the first nine months of 2004 from the same period in 2003. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 13.3%. Revenue growth in the first nine months of 2004 was also favorably impacted by acquisitions, primarily RMC. Revenues increased 18.5% excluding acquisitions or 10.0% on an organic constant currency basis. This growth rate is a result of improving economic conditions and increased demand for our services in many of our markets, including EMEA and JWI, where revenues increased 16.8% and 140.4%, respectively, on a constant currency basis. (See Financial Measures on pages 29 and 30 for further information on constant currency and organic constant currency.)

Gross profit increased 31.7% to $2,023.9 million for the first nine months of 2004. In constant currency, Gross profit increased 22.8% compared to the first nine months of 2003. Gross profit margin was 18.6%, an increase of 130 basis points (1.3%) from the first nine months of 2003. Gross profit growth from acquisitions, primarily from RMC, was $168.2 million, which favorably impacted gross profit margin by 100 basis points (1.0%). Excluding acquisitions, gross profit margin was 17.6% for the first nine months of 2004, an increase of 30 basis points (.3%) over the gross profit margin of 17.3% in the year earlier period. This improvement is a result of the change in the mix of services provided, toward those with higher gross profit margins. Approximately one-half of this improvement is due to the relatively higher growth at Jefferson Wells, with the remaining benefit coming from an increase in higher gross profit services, including our permanent placement business, in EMEA and the Other Operations segment. In addition, there was gross profit margin improvement in some markets, particularly Jefferson Wells, however this improvement is partially offset by increased social costs, including increased U.S. workers’ compensation costs and state unemployment taxes.

Selling and administrative expenses increased 27.6% from the first nine months of 2003, to $1,745.6 million in the first nine months of 2004. These expenses increased 19.0% in constant currency. This increase is primarily in response to the increase in business volumes and the impact of acquisitions, including the intangible asset amortization resulting from the RMC acquisition of $9.0 million in the first nine months of 2004. Excluding the impact of acquisitions, these expenses increased 16.8%, or 8.7% on an organic constant currency basis. As a percent of revenues, Selling and administrative expenses were 16.1% in the first nine months of 2004 compared to 15.4% in the first nine months of 2003. This ratio is impacted by the acquisition of RMC, because RMC has a different cost structure than our existing business. Excluding acquisitions, Selling and administrative expenses were 15.2% of revenues, which is an improvement from the first nine months of 2003. This improvement reflects productivity gains as personnel and office costs increased at a lower rate than revenue growth.

Operating profit increased 64.8% for the first nine months of 2004 over 2003, with an operating profit margin of 2.6% in 2004 compared to 1.9% in 2003. On a constant currency basis, Operating profit increased 53.5%. Excluding the impact of acquisitions, Operating profit increased 52.9%, or 42.0% on an organic constant currency basis in the first nine months of 2004. Operating profit margin excluding acquisitions improved to 2.5% for the first nine months of 2004 compared to 1.9% in 2003.

Interest and other expenses were $17.4 million the first nine months of 2004 compared to $27.2 million for the same period in 2003. Net interest expense increased $2.8 million in the first nine months of 2004 to $27.8 million primarily due to the higher borrowing levels earlier in 2004 resulting from our acquisition of RMC. Translation gains in the first nine months of 2004 were $.1 million compared to $.9 million in the year earlier period. Miscellaneous (income) expense, net, which consists of bank fees and other non-operating income and expenses, was income of $10.3 million in the first nine months of 2004 compared to expense of $3.1 million in 2003. The income in 2004 includes non-operating gains of $14.2 million (approximately $.12 per share, diluted), primarily related to the sale of our equity interest in a European internet job board during the first quarter. Net proceeds from this transaction were $29.8 million.

We provided for income taxes during the first nine months of 2004 at a rate of 36.0%, based on our current estimate of the annual effective tax rate, adjusted for the reversal of a tax contingency in the third quarter of 2004 and the impact of non-operating gains recorded in the first quarter of 2004. These non-operating gains include the sale of our equity interest in a European internet job board. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher U.S. state income taxes. For the year ended December 31, 2003 we provided for income taxes at a rate of 38.0%. The estimated effective tax rate for 2004, excluding the reversal of the tax contingency in the third quarter and the non-operating gains in the first quarter, is lower than the 2003 rate due to the tax effects of certain internal corporate restructurings that began in late 2003.

Net earnings per share – diluted increased 70.5% to $1.91 in the first nine months of 2004 compared to $1.12 in the first nine months of 2003. In constant currency, Net earnings per share – diluted increased 60.7%. The higher foreign currency exchange rates positively impacted Net earnings per share – diluted by approximately $.11 in the first nine months of 2004.

During the second quarter of 2004, our unsecured zero-coupon convertible debentures, due August 17, 2021 (“Debentures”) became convertible because our share price exceeded certain thresholds defined in the indenture. Based on the terms of the indenture, the Debentures were convertible from May 13, 2004 through August 11, 2004. Therefore, the 6.1 million shares of common stock that are contingently issuable under the Debentures are included in our calculation of weighted average shares – diluted for the first nine months of 2004 from April 1, 2004 (the beginning of the second quarter, when the Debentures became convertible) through August 11, 2004. Net earnings per share – diluted for the first nine months of 2004 was reduced by $.04 compared to the year earlier period in 2003 as a result of including the contingently issuable shares in the calculation. (See note 5 to the consolidated financial statements for further information.)

As previously discussed, we will adopt EITF 04-8 in the fourth quarter of 2004. Upon adoption, our restated Net earnings per share – diluted amounts will be $1.86 and $1.09 for the nine months ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

Cash provided by operating activities was $62.1 million in the first nine months of 2004 compared to $95.7 million for the first nine months of 2003. This decrease is primarily due to a larger increase in working capital requirements, as a result of the increase in business volumes, offset by the improved operating earnings. Working capital requirements increased $176.7 million in the first nine months of 2004 compared to an increase of $60.4 million in 2003.

Capital expenditures were $42.7 million in the first nine months of 2004 compared to $38.9 million during the first nine months of 2003. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

Cash paid for acquisitions of businesses of $113.8 million includes the payment of acquisition-related costs and the $123.8 million repayment of RMC’s long-term debt that we were required to make due to change of control provisions contained in the agreements. We financed the acquisition-related costs and this repayment with excess cash and borrowings under our U.S. Receivables Facility, which has been repaid. Cash acquired of approximately $41.0 million offsets these payments.

Net borrowings in the first nine months of 2004 were $5.3 million compared to net repayments of $80.7 million in the year earlier period.

Accounts receivable increased to $3,071.0 million as of September 30, 2004 from $2,609.4 million as of December 31, 2003. This increase is due to increased business volumes and the acquisition of RMC, offset by changes in foreign currency exchange rates. At December 31, 2003 exchange rates, the September 30, 2004 balance would have been approximately $29.5 million higher than reported.

As of September 30, 2004, we had borrowings of $124.4 million and letters of credit of $76.2 million outstanding under our Five-year Facility, and there were no borrowings outstanding under our commercial paper program.

In October 2004, we entered into a new $625.0 million revolving credit agreement with a syndicate of commercial banks that expires in October 2009. The new agreement replaces our $450.0 million five-year revolving credit facility and $200.0 million 364-day revolving credit facility. Amounts borrowed under the $450.0 million five-year facility have been transferred to this new facility.

The new revolving credit agreement allows for borrowings in various currencies and up to $150.0 million may be used for the issuance of standby letters of credit.

The interest rate and facility fee on the new agreement, as well as the fee paid for the issuance of letters of credit on the facility, vary based on our public debt ratings and borrowing level. The current interest rate is LIBOR plus .675% and the facility and issuance fees are .20% and .675%, respectively.

We continue to have various interest rate swap agreements to fix our interest costs on a portion of our Euro-denominated variable rate borrowings. The Euro interest rate swap agreements have a notional value of €100.0 ($124.4) which fix the interest rate, on a weighted-average basis, at 5.7% and expire in 2010. Such contracts have been designated as cash flow hedges and were considered highly effective, as defined by SFAS No. 133, as amended, as of September 30, 2004. Considering our new revolving credit agreement, we expect that the interest rate swap agreements will continue to be highly effective.

In July 2004, we amended our U.S. Receivables Facility to extend to July 2005. All other terms remain substantially unchanged. As of September 30, 2004, there were no borrowings outstanding under this agreement.

We also maintain separate lines of credit with foreign financial institutions to meet the working capital needs of our foreign operations. As of September 30, 2004, such lines totaled $272.0 million, of which $263.5 million was unused.

Certain of our debt agreements require, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in our new revolving credit agreement, we had a Debt-to-EBITDA ratio of 1.86 to 1 and a fixed charge ratio of 2.64 to 1 as of September 30, 2004. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2004.

On October 29, 2004, the Board of Directors declared a cash dividend of $.20 per share, which is payable on December 15,2004 to shareholders of record on December 6, 2004.

The Board of Directors also approved on October 29,2004, a share repurchase program, which gives us the ability to purchase up to 5 million shares of our issued and outstanding common stock. Purchases under this program may be made from time to time in open market or privately negotiated transactions. Common stock acquired through the repurchase program will be available for general corporate purposes. This repurchase program replaces our previously approved program.

We have aggregate commitments related to debt repayments, operating leases and other commitments of $1,360.0 million as of September 30, 2004 compared to $1,335.7 million as of December 31, 2003.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $134.2 million and $135.4 million as of September 30, 2004 and December 31, 2003, respectively ($58.0 million and $68.7 million for guarantees, respectively, and $76.2 million and $66.7 million for stand-by letters of credit, respectively). Guarantees primarily relate to bank accounts, operating leases, and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

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

The preliminary purchase price of $636.7 million, including acquisition and severance costs, was reflected in the consolidated financial statements as of September 30, 2004 and is subject to revision. The purchase price allocation has not been completed, as we do not have a final valuation of the intangible assets acquired.

Based on a preliminary independent valuation, we have identified approximately $160.0 million of amortizable intangible assets related to RMC’s customer list, technology and franchise agreements. These items were preliminarily assigned an estimated weighted-average useful life of 15 years. We have also preliminarily identified approximately $190.0 million as a non-amortizable intangible asset related to RMC’s tradename. Based on this preliminary independent valuation and the estimated fair value of tangible assets acquired, approximately $315.0 million in goodwill has been recorded as of September 30, 2004 (see note 3 to the consolidated financial statements for further information.)

Employment-Related Items

On a routine basis, government agencies in some of the countries in which we operate will audit our payroll tax calculations and compliance with other payroll-related regulations. These audits focus primarily on documentation requirements and our support for our payroll tax remittances. Due to the nature of our business, the number of people that we employ, and the complexity of some payroll tax regulations, we may have some adjustments to the payroll tax remittances as a result of these audits. We make an estimate of the additional remittances that may be required and record the estimate as a component of Cost of services. The estimate is based on the results of past audits, with consideration for changing business volumes and changes to the payroll tax regulations. To the extent that our actual experience differs from our estimates, we will need to make adjustments to our reserve balance, which will impact the results of the related operation and the operating segment in which it is reported.

In France, we are currently under audit for payroll tax remittances made during 2001 and for remittances made during 2002 and 2003. We have received a preliminary notification related to 2001 and have responded to the notification with additional information. We currently do not expect a significant adjustment to our estimate of additional remittances as a result of this notification.

Goodwill Impairment Review

In connection with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we are required to perform goodwill impairment reviews, at least annually, using a fair-value based approach. The majority of our goodwill results from our acquisitions of RMC, Elan and Jefferson Wells.

As part of our impairment reviews, we estimate fair value primarily by using a discounted cash flow analysis. Significant assumptions used in this analysis include: expected future revenue growth rates, OUP margins, and working capital levels; a discount rate; and a terminal value multiple.

We have completed our annual impairment review for 2004 and determined there to be no impairment of goodwill. We plan to perform our next annual impairment review during the third quarter of 2005. However, we may be required to perform an impairment review prior to our scheduled annual review if certain events occur, including lower than forecasted earnings levels for certain reporting units. In addition, changes to other assumptions could significantly impact our estimate of the fair value of our reporting units. Such a change may result in a goodwill impairment charge, which could have a significant impact on a reportable segment and our consolidated financial statements.

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

During May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”),” which provides guidance on accounting for the effects of the new Medicare prescription drug legislation. The Act, which was signed into law on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We adopted FSP 106-2 in the third quarter of 2004 and it did not have a material impact on our consolidated financial statements.

During September 2004, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” (“EITF 04-8”) which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. This EITF 04-8 also requires that previously reported diluted earnings per share be restated. We will adopt EITF 04-8 in the fourth quarter of 2004.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information under the heading “Forward-Looking Statements” in our annual report on Form 10-K for the year ended December 31, 2003, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

In October 2004, we entered into a new $625.0 million revolving credit agreement with a syndicate of commercial banks that expires in October 2009. The new agreement replaces our $450.0 million five-year revolving credit facility and $200.0 million 364-day revolving credit facility. Amounts borrowed under the $450.0 million five-year facility have been transferred to this new facility.

The interest rate and facility fee on the new agreement, as well as the fee paid for the issuance of letters of credit on the facility, vary based on our public debt ratings and borrowing level. The current interest rate is LIBOR plus .675% and the facility and issuance fees are .20% and .675%, respectively.

Our 2003 Annual Report on Form 10-K contains certain other disclosures about market risks affecting us. There have been no other material changes to the information provided which would require additional disclosures as of the date of this filing.

Item 4 – Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5 – Other Information

The Audit Committee of our Board of Directors has approved, during the third quarter, the following non-audit services performed or to be performed for us by our independent registered public accounting firm, PricewaterhouseCoopers LLP:

(a)	Audit opinion needed for subsidy declaration of a foreign subsidiary; and

(b)	Technical update seminar.

Item 6 – Exhibits

10.1	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 under the Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective July 29,2004.)

10.2	Manpower Inc. Nonstatutory Stock Option Agreement

10.3	Manpower Inc. Restricted Stock Agreement

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

FINANCIAL MEASURES

Constant Currency

Changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates, acquisitions and dispositions. We provide “constant currency” and “organic constant currency” calculations in this Quarterly Report to remove the impact of these items. We typically express year-over-year variances that are calculated in constant currency and organic constant currency as a percentage.

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

When we use the term “organic constant currency,” it means that we have further removed the impact of acquisitions in the current period and dispositions from the prior period from our constant currency calculation. We believe that this calculation is useful because it allows us to report the actual growth of our pre-existing business.

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below for the three months ended September 30, 2004.

	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (in Constant Currency)	Organic Constant Currency Variance
	(Unaudited)
Revenues from services:
United States	6.2%	—%	6.2%	(2.1)%	8.3%
France	9.6	8.6	1.0
EMEA	31.4	11.5	19.9	1.4	18.5
Jefferson Wells	229.5	—	229.5
Right (a)	—	—	—
Other Operations	18.1	4.4	13.7
Manpower Inc.	21.8	7.7	14.1	2.7	11.4
Gross profit	32.5	7.8	24.7	8.9	15.8
Selling and administrative expenses	27.7	7.5	20.2	10.0	10.2
Operating profit	60.9	9.7	51.2	1.5	49.7
Net earnings per share – diluted	58.9	7.1	51.8

(a)	Represents the operations of Right Management Consultants, Inc. (“RMC”), since its acquisition in January 2004, and the Empower Group. Since RMC comprises most of this segment, the year-over-year variances are not meaningful and have been excluded from the above information.

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below for the nine months ended September 30, 2004.

	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (in Constant Currency)		Organic Constant Currency Variance
	(Unaudited)
Revenues from services:
United States	5.2%	—%	5.2%	(.6	) %	5.8%
France	12.1	10.0	2.1
EMEA	28.9	12.1	16.8	1.6		15.2
Jefferson Wells	140.4	—	140.4
Right (a)	—	—	—
Other Operations	22.9	7.3	15.6
Manpower Inc.	22.1	8.8	13.3	3.3		10.0
Gross profit	31.7	8.9	22.8	10.4		12.4
Selling and administrative expenses	27.6	8.6	19.0	10.3		8.7
Operating profit	64.8	11.3	53.5	11.5		42.0
Net earnings per share – diluted	70.5	9.8	60.7

(a)	Represents the operations of RMC, since its acquisition in January 2004, and the Empower Group. Since RMC comprises most of this segment, the year-over-year variances are not meaningful and have been excluded from the above information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC. (Registrant)

Date: November 9, 2004	/s/ MICHAEL J. VAN HANDEL
Michael J. Van Handel Executive Vice President, Chief Financial Officer, and Secretary (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective July 29, 2004.)

10.2	Manpower Inc. Nonstatutory Stock Option Agreement

10.3	Manpower Inc. Restricted Stock Agreement

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.