Form 10-K
period 2004-12-31
MANPOWER INC /WI/
filed 2005-02-23
CIK 871763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10686

MANPOWER INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1672779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5301 NORTH IRONWOOD ROAD MILWAUKEE, WISCONSIN	53217
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 961-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,988,602,770 as of February 15, 2005. As of February 15, 2005, there were 89,894,135 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2004. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

PART I

The terms “Manpower,” “we,” “our,” “us,” or “the Company” refer to Manpower Inc. or Manpower Inc. and its consolidated subsidiaries, as appropriate in the context.

Item 1.	Business

Introduction and History

Manpower Inc. is a world leader in the employment services industry. Our global network of over 4,300 offices in 67 countries and territories allows us to meet the needs of our customers in all industry segments, whether they are global, multi-national or local companies. By offering a complete range of services, we can help any company – no matter where they are in their business evolution – raise productivity through improved strategy, quality, efficiency and cost reduction.

We do this through the Manpower family of companies which includes:

•	Manpower - temporary and permanent staffing, employee assessment, and training

•	Jefferson Wells – professional financial services

•	Right Management Consultants – career transition and organizational consulting services

•	Elan – IT recruitment and managed services

For example, to ensure that customers have the right person – with the right skills – when business demand is high, we offer permanent, temporary and contract recruitment, and employee assessment and training services. We also provide highly specialized professional services, such as internal audit and controls, technology risk management, tax, finance and accounting services. If customers are searching for ways to work “smarter,” we also offer a wide range of organizational consulting services such as strategic talent management and leadership development. On the other hand, if a customer’s business demand is low, we offer career transition (outplacement) services. We also offer managed services if a customer wants to outsource a complete business function with us, such as call center, help desk, recruiting, or manufacturing operations. This balanced business mix allows us to offset the cyclical affects of the national economies in which we operate.

Our staffing business is organized and managed primarily on a geographic basis, and Jefferson Wells and Right are operated as separate global business units. Each country and business unit primarily has its own distinct operations, and is managed locally by its own management team. Each operation reports directly, or indirectly through a regional manager, to a member of executive management. Given this reporting structure, all of our operations have been segregated into the following segments: United States; France; EMEA (Europe, Middle East and Africa, excluding France); Jefferson Wells; Right; and Other Operations. Due to the nature of our business, we do not have export or intersegment sales. We provide services to a wide variety of customers, none of which individually comprise a significant portion of revenue for us as a whole and by segment, except for Jefferson Wells, in which approximately 19% of Jefferson Wells’ revenues for 2004 was generated from providing services to one customer.

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

Our Internet address is www.manpower.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our Internet website, our articles of incorporation, the Manpower Code of Business Conduct and Ethics, our Corporate Governance Guidelines, the charters of the Audit, Executive Compensation and Nominating and Governance Committees of the Board of Directors, guidelines for selecting board candidates, categorical standards for relationships deemed not to impair independence of non-employee directors and policy on services provided by independent auditors. Documents available on the website are also available in print for any shareholder who requests them. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Our Operations

United States

In the United States, our operations under the Manpower brand are carried out through both branch and franchise offices. We had 591 branch and 345 franchise offices in the United States as of December 31, 2004. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the United States regardless of whether an office is a branch or franchise. We provide customer invoicing and payroll processing of our temporary employees for all branch offices and some of our franchise offices through our Milwaukee headquarters.

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

In the United States, our Manpower branch operations provide primarily temporary employment services. During 2004, approximately 30% of our United States temporary staffing revenues were derived from placing office staff, including contact center staff, 48% from placing industrial staff and 22% from placing professional and technical staff.

We also conduct business in the United States under our Jefferson Wells and Right Management Consultants brands. These operations are discussed further in the following sections.

France

We are a leading temporary employment service provider in France. We conduct our operations in France and the surrounding region through 1,056 branch offices under the name of Manpower and 71 branch offices under the name Supplay.

The temporary services market in France is predominately industrial. In 2004, we derived approximately 66% of our revenue in France from the supply of industrial staff, 17% from the supply of construction workers and 17% from the supply of office staff.

During 2004, a new law in France ended the French Job Center’s (ANPE’s) control of the placement of the unemployed. As a result of this law change, temporary staffing companies are allowed to offer placement and recruitment services beginning January 1, 2005. We expect these services will have a long-term benefit on our French business, but will not have a significant impact on 2005 results due to investments required to grow this service line.

Europe, Middle East and Africa (excluding France), or EMEA

We are a leading supplier of human resource services throughout this region and our largest operations are in Germany, Italy, the Netherlands, Norway, Spain, Sweden, and the United Kingdom. Collectively, we operate through 1,414 branch offices and 55 franchise offices in this region. Our franchise offices are primarily located in Switzerland, where we own 49% of the franchise.

Manpower UK, the largest operation in the EMEA segment, is a leading supplier of temporary employment services in the United Kingdom. As of December 31, 2004, Manpower UK conducted operations in the United Kingdom through a network of 121 branch offices and also by providing on-site services to customers who have significant temporary staffing requirements. During 2004, approximately 40% of Manpower UK’s revenues were derived from the supply of office staff, including contact center staff, 33% from the supply of industrial staff, and 27% from the supply of technical staff.

We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 192 branch offices, separate from the Manpower brand. Brook Street is based in the United Kingdom. Its core business is secretarial, office and light industrial recruitment, with niche operations in accountancy, finance and social care recruitment. Brook Street operates as a local network of branches supported by a national head office and competes primarily with local or regional independents. Portions of Brook Street’s revenues are derived from the placement of permanent staff, however the substantial majority of their revenues are generated from temporary placements.

Also included in our EMEA operations is Elan, which is a leading IT and technical recruitment staffing firm. In addition to IT and technical recruitment, Elan provides managed service solutions to customers, which enable them to recruit personnel efficiently and achieve ongoing cost savings. Elan provides IT staffing solutions in 16 countries.

In 2004 approximately 26% of temporary staffing revenues were derived from placing office staff, 40% from placing industrial staff and 34% from placing professional and technical staff.

We also conduct business in EMEA under Jefferson Wells and Right Management Consultants brands. These operations are discussed further in the following sections.

Jefferson Wells

Jefferson Wells provides highly skilled project personnel along three primary business lines – internal audit and controls, technology and risk management, tax and finance and accounting compliance. Our services are provided through 37 offices, which include major United States metropolitan markets, Toronto and London.

Right

Right Management is a leading global provider of career transition services and organizational consulting services operating from approximately 300 offices in 35 countries. During 2004, approximately 65% of Right’s revenues derived from career transition services and 35% from organizational consulting services.

Career transition services offer assistance to individuals or groups of employees displaced from employment. Services range from advising employers on severance packages to assisting displaced employees with resume writing, networking and interviewing. Services to displaced employees are provided in individual or group programs. Managerial-level employees generally receive longer-term, individual services, while less-senior employees receive shorter-term, group-based services. Programs frequently begin with the displaced employee receiving counseling immediately after the layoff notification, followed by a combination of classroom training, support services and web-based tools to guide them along the remainder of their career transition process.

While somewhat less common outside of North America, career transition services are prevalent in the United Kingdom and Australia and are becoming more common in continental Europe and Japan.

Organizational consulting services provide assistance in addressing companies’ evolving human capital needs, focusing on assisting organizations in addressing the human side of change. Organizational consultants help companies to build high performance organizations. Organizational consulting services are designed to improve employees’ commitment, skill sets and confidence levels, overall teamwork and leadership development to align the workforce with an organization’s overall business strategy and positively impact the success of the business. Organizational consulting services include a wide range of services centered around assessments, strategic execution, leadership development and strategic talent management. These services also address the need for companies to retain productive human capital and minimize employee turnover, which can otherwise result in lost productivity, lost business, decreased customer satisfaction, decreased morale and lost intellectual capital.

Other Operations

We operate under the Manpower name through 467 branch offices and 24 franchise offices in the other markets of the world. The largest of these operations are located in Australia, Japan, and Mexico, all of which operate through branch offices, and Canada, which operates through branch and franchise offices. Other operations are located throughout Central and South America and Asia, which operate through branch and franchise offices. In most of these countries, we primarily supply temporary workers to the office, industrial, and technical markets, which were 60%, 23%, and 17% of revenues, respectively.

Competition

Introduction

We compete in the employment service industry by offering a complete range of services, including temporary and permanent staffing, employee assessment, training, specialized professional services, career transition (outplacement) services, and organizational consulting services.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of U.S. Dollars in annual revenues. It is also a highly competitive industry, reflecting several trends in the global marketplace, notably increasing demand for skilled people and consolidation among customers and in the employment services industry itself.

We manage these trends by leveraging established strengths, including one of the employment services industry’s best-recognized brands; geographic diversification; size and service scope; an innovative product mix; and a strong customer base. While staffing is an important aspect of our business, our strategy is focused on providing both the skilled employees our customers need and high-value workforce management solutions.

Customer demand for employment services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our services. Correspondingly, during periods of weak economic growth or economic contraction, the demand for our staffing services typically declines, while demand for our career transition services accelerates.

During the last several years, secular trends toward greater workforce flexibility have had a favorable impact on demand for our services in several markets. As companies attempt to increase the variability of their cost base, contemporary work solutions help them to effectively address the fluctuating demand for their products or services.

Temporary Staffing Market

The temporary employment services market throughout the world is large and highly fragmented with more than 15,000 firms competing in the industry throughout the world. In addition to us, the largest publicly owned companies specializing in temporary employment services are Adecco, S.A. (Switzerland), Vedior N.V. (Netherlands), Randstad Holding N.V. (Netherlands) and Kelly Services, Inc. (U.S.).

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

In the temporary staffing industry, competition is often limited to firms with offices located within a customer’s particular local market because temporary employees (aside from certain employees in the professional services segment) are generally unwilling to travel long distances, resulting in a low barrier to entry. In most major markets, competitors generally include many of the publicly traded companies and numerous regional and local competitors, some of which may operate only in a single market. Governmental entities or agencies, such as state employment offices in the United Kingdom and many European countries may also compete in some markets.

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

Temporary staffing firms act as intermediaries in matching available temporary workers to employer assignments. As a result, temporary staffing firms compete both to recruit and retain a supply of workers and to attract customers to employ temporary employees. Competition is generally limited to firms having offices located in a specific local geographic market. Depending on the economy of a particular market at any point in time, it may be necessary for us to place greater emphasis on recruitment and retention of temporary workers or marketing to customers. We recruit temporary workers through a wide variety of means, principally personal referrals and advertisements and by providing an attractive compensation package in jurisdictions where such benefits are not otherwise required by law, including health insurance, vacation and holiday pay, incentive and pension plans and a recognition program. We also use certain online resources to help in our recruiting efforts.

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

An important aspect in the selection of a temporary worker for an assignment is the ability of the temporary services firm to identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to an employer’s requirements. We have developed a variety of proprietary programs for identifying and assessing the skill level of our temporary workers, which are used in selecting a particular individual for a specific assignment. The programs include:

•	Ultraskill® – for clerical skills,

•	Sureskill – for office automation skills such as word processing, spreadsheet, and presentation graphics,

•	Ultradex – for several important light industrial skills,

•	Predicta – for critical general office skills,

•	Teleskill – for customer service and contact center skills,

•	Linguaskill – for language skills, and

•	Phoneskill – for verbal communication skills.

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

We currently use and offer Direct Hire PLUS, which provides customers with the option of hiring a Manpower-screened candidate directly onto their payroll. We help customers acquire the most relevant information about candidates for a fraction of the time and investment required to create a comparable in-house hiring program. Services include resume management, interviewing, applicant testing and online training.

Although temporary staffing firms compete in a local market, for administrative purposes, the largest customers demand national, and increasingly global, arrangements. A large national or multi-national customer will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to its local managers; as a result firms with a large network of offices compete most effectively for this business. National and multi-national arrangements, which generally have agreed-upon pricing or mark-up on services performed, represented approximately 40% of our sales in 2004.

Career Transition and Organizational Consulting Services Market

The market for career transition and organizational consulting services is also highly competitive. In the market for services required by global clients, there are several barriers to entry, such as the global coverage, specialized local knowledge and technology required to provide outstanding services to corporations on a global scale.

Our competitors in the career transition market include major career transition services firms, such as Drake Beam Morin, a subsidiary of Thomson Corporation, a publishing company, and career service divisions of global temporary staffing firms. Additionally, there are regional firms and numerous smaller boutiques operating in either limited geographic markets or providing limited services.

Our competitors in the organizational consulting market include: major firms that compete in serving the large employer worldwide, such as William M. Mercer, Towers Perrin, Watson Wyatt and Hewitt Associates; organizational consulting practice of public accounting and consulting firms, such as PricewaterhouseCoopers, Braxton (Deloitte & Touche), Cap Gemini (Ernst & Young), Bearing Point (KPMG) and Accenture; and boutique firms comprised primarily of professionals formerly associated with the firms mentioned above.

Companies choose to provide career transition services for several reasons. First, as the competition for attracting and retaining qualified employees increases, companies are increasingly attempting to distinguish themselves in the marketplace as attractive employers. Consequently, more companies are providing career transition services as part of a comprehensive benefits package that provide for the well being of employees not only during their period of employment, but also after their employment ceases. Additionally, when companies complete layoffs, many believe that providing career transition services projects a positive corporate image and improves morale among remaining employees. Finally, companies may provide career transition services to reduce costs by preparing and assisting separated employees to find new employment, thereby diminishing employment-related litigation.

Our technology solutions are designed to be an integral part of our career transition services. We have made significant investments in technology to augment our core services with online, twenty-four hours a day, seven days a week access and support. These solutions are:

•	RightTrack (sm) – Web-based collaborative program management tool that enables us to instantly interact and deliver career transition services seamlessly around the world,

•	Right-from-Home (R) – Web services to help clients find new careers as fast as possible,

•	Right Connection(R) – Enables companies to provide a customized, co-branded career transition portal for their employees in transition,

•	Job Bank – Provides thousands of exclusive positions for candidates and the opportunity to post jobs from hiring companies,

•	Resume Bank – Links hiring companies with candidates through a resume database.

•	Right FasTrack(sm) – A home-based career transition service that combines personalized multi-media tools and individual consulting, and

•	Right Access (sm) – A customized web site for our client companies that gives our HR contacts instant access to our services.

Companies frequently augment their internal human resources professional staff with external consultants for many reasons. First, the growing importance and complexity of employee issues is creating an unprecedented administrative and technical burden on human resources departments. Additionally, human resources departments have historically been viewed as cost centers within organizations, and pressures to contain costs decrease the resources available to managers. Finally, companies increasingly choose to outsource non-core functions that can be addressed either more effectively or less costly by outside professionals.

Our technology solutions are designed to be an integral part of our organizational consulting services. We have made significant investments in technology to augment our core services with online, twenty-four hours a day, seven days a week access and support.

Organization Performance tools include:

•	PeopleBrand™ – Tool for defining, declaring and delivering employment brand in order to attract and retain high-value talent,

•	PeoplePoll™ – Comprehensive employee survey, and

•	ECustom Surveys™ – Client-specific surveys on a variety of topics;

Leadership Development tools include:

•	Compass – 360 feedback tool and workshop focusing on effective leadership,

•	Matrix – 360 survey that provides feedback on employees’ power and influence, and

•	ECustom 360™ – Survey that focuses on the competencies people need to succeed in a specific company, function or job.

Talent Management tools include:

•	CompAssess™ – A competency-based assessment tool, and

•	Strategic Career Management 2000™ – a self-directed learning tool that leads employees through the career planning process.

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

Our career transition and organizational consulting services generally are not subjected to governmental regulation in the markets in which we operate.

In the United States, we are subject to various federal and state laws relating to franchising, principally the Federal Trade Commission’s Franchise Rules and analogous state laws which impact our agreements with our franchised operations. These laws and related rules and regulations impose specific disclosure requirements. Virtually all states also regulate the termination of franchises.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legal Regulations.”

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries. We believe that many of these marks and trade names, including Manpower®, Right Management Consultants®, Ultraskill®, and Skillware®, Jefferson Wells®, Brook Street®, and Elan®, have significant value and are materially important to our business. In addition, we maintain other intangible property rights.

Employees

We had approximately 27,100 full-time equivalent employees as of December 31, 2004. In addition, we estimate that we assign approximately two million consultants and temporary workers on a worldwide basis each year.

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

Financial Information about Foreign and Domestic Operations

Note 15 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2004, 2003 and 2002. Such note is found in our 2004 Annual Report to Shareholders and is incorporated herein by reference.

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

A search warrant was executed on November 30, 2004, at our French headquarters authorizing the French Regional Director on Inquiries of Competition to enter the office and review and obtain documents that may be pertinent to the investigation. According to the search warrant, the investigation stems from a complaint submitted during 2003 to the European Commission and subsequently transferred to France’s Direction Generale de la Concurrence, de la Consommation et de la Repression des Fraudes. We understand that the purpose of the investigation is to search for evidence of price fixing and allocation of market share within the French market. The investigation is continuing and we currently are not able to predict the outcome of the investigation.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF MANPOWER

Name of Officer	Office

Jeffrey A. Joerres Age 45	Chairman of Manpower since May, 2001, and President and Chief Executive Officer of Manpower since April, 1999. Senior Vice President – European Operations and Marketing and Major Account Development of Manpower from July, 1998 to April, 1999. A director of Artisan Funds, Inc. and Johnson Controls, Inc. A director of Manpower since April, 1999. An employee of Manpower since July, 1993.

Michael J. Van Handel Age 45	Executive Vice President, Chief Financial Officer and Secretary of Manpower since April, 2002. Senior Vice President, Chief Financial Officer and Secretary of Manpower from August, 1999 to April, 2002. Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Manpower from July, 1998 to August, 1999. An employee of Manpower since May, 1989.

Barbara J. Beck Age 44	Executive Vice President of Manpower – United States and Canadian Operations since January, 2002. Independent consultant from August, 2000 to January, 2002. Area Vice President and General Manager of United States - West for Sprint Corporation from February, 1996 to August, 2000. An employee of Manpower since January, 2002

Jean-Pierre Lemonnier Age 46	Executive Vice President of Manpower and President of Manpower France since April, 2002. Managing Director of Manpower France from March, 2002 to April, 2002. Director of Operations, Manpower France from April, 1998 to March, 2002. An employee of Manpower since April, 1998.

Yoav Michaely Age 48	Executive Vice President and Managing Director of Europe, Middle East and Africa for Manpower since April, 2002. Senior Vice President of Manpower and Managing Director – European Region from December, 1999 to April, 2002. Regional Director - Southern Europe from September, 1996 to December, 1999. An employee of Manpower since 1985.

Owen Sullivan Age 47	Executive Vice President of Manpower Inc., and CEO for Right Management Consultants and Jefferson Wells since January 2005; Chief Executive Officer of Jefferson Wells International, Inc. from April 2003 to January 2005; Independent consultant from 2002 to 2003; President of the Financial Services Group – Metavante Corporation from 1999 to 2003. An employee of Manpower since April, 2003.

OTHER INFORMATION

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed for us by our independent registered public accounting firm, PricewaterhouseCoopers LLP during 2004:

(a)	audit-related services including:

(i)	assistance and consultation regarding current, proposed and newly adopted accounting pronouncements;

(ii)	advisory services related to our Section 404 documentation;

(iii)	reviews of the Company’s quarterly financial statements;

(iv)	audits of the Company’s pension and other employee benefit plans;

(b)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(c)	consultation regarding appropriate handling of items on tax returns, required disclosures, elections and filing positions available to the Company

(d)	assistance with tax audits and examinations, including providing technical advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, U.S. treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(e)	advice and assistance with respect to transfer pricing matters, including the preparation of reports used by the Company to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions;

(f)	advice regarding tax issues relating to the Company’s internal reorganizations;

(g)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(h)	issuing an audit opinion needed for subsidy declaration of foreign subsidiary;

(i)	conducting a technical update seminar; and

(j)	purchase of disclosure software.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2004, under the heading “Quarterly Data” (page 89) and “Corporate Information” (page 92), which information is hereby incorporated herein by reference.

Item 6.	Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2004, under the heading “Selected Financial Data” (page 91), which information is hereby incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below differs from the MD&A contained in our 2004 Annual Report to Shareholders in that it contains a revised constant currency and organic constant currency presentation. Specifically, in the MD&A set forth below we have eliminated the presentation of Net Earnings Per Share - Diluted on a constant currency basis, revised the reconciliation of constant currency and organic constant currency to GAAP, placed the reconciliation after the segment results, and revised our disclosure regarding our use of these measures in evaluating our operating results. The revisions were made in response to comments that we received from the Staff of the Securities and Exchange Commission in connection with their review of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

BUSINESS OVERVIEW

Manpower Inc. is a world leader in the employment services industry. Our global network of over 4,300 offices in 67 countries and territories allows us to meet the needs of our customers in all industry segments, whether they are global, multi-national or local companies. By offering a complete range of services, we can help any company – no matter where they are in their business evolution – raise productivity through improved strategy, quality, efficiency and cost reduction.

REVENUES FROM SERVICES

in millions ($)

2,041.1	United States
5,226.7	France
5,084.3	EMEA
340.6	Jefferson Wells
431.1	Right
1,806.2	Other Operations

OPERATING UNIT PROFIT

in millions ($)

49.3	United States
178.8	France
115.1	EMEA
51.4	Jefferson Wells
24.5	Right
46.0	Other Operations

We do this through the Manpower family of companies (see Principal Operating Units) which includes:

•	Manpower – temporary and permanent staffing, employee assessment, and training

•	Jefferson Wells – professional financial services

•	Right Management Consultants – career transition and organizational consulting services

•	Elan – IT recruitment and managed services

For example, to ensure that customers have the right person – with the right skills – when business demand is high, we offer permanent, temporary and contract recruitment, and employee assessment and training services. We also provide highly specialized professional services, such as internal audit and controls, technology risk management, tax, finance and accounting services. If customers are searching for ways to work “smarter,” we also offer a wide range of organizational consulting services such as strategic talent management and leadership development. On the other hand, if a customer’s business demand is low, we offer career transition (outplacement) services. We also offer managed services if a customer wants to outsource a complete business function with us, such as call center, help desk, recruiting, or manufacturing operations. This balanced business mix allows us to offset the cyclical affects of the national economies in which we operate.

Our leadership position also allows us to be a center for quality employment opportunities for people at all different points in their career paths. Each year, we employ more than two million people who work to help our more than 400,000 customers meet their business objectives. Laborers, seasoned professionals, mothers returning to work, elderly persons wanting to supplement pensions and disabled individuals – all turn to Manpower for employment. Similarly, governments of the nations in which we operate look to us to help them reduce unemployment and train the unemployed with the skills they need to enter the workforce. In this way, Manpower is a bridge to permanent employment for those who desire it.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of U.S. Dollars in annual revenues. It is also a highly competitive industry, reflecting several trends in the global marketplace, notably increasing demand for skilled people and consolidation among customers and in the employment services industry itself.

We manage these trends by leveraging established strengths, including one of the employment services industry’s best-recognized brands; geographic diversification; size and service scope; an innovative product mix; and a strong customer base. While staffing is an important aspect of our business, our strategy is focused on providing both the skilled employees our customers need and high-value workforce management solutions.

Customer demand for employment services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our services. Correspondingly, during periods of weak economic growth or economic contraction, the demand for our staffing services typically declines, while demand for our career transition services accelerates.

During the last several years, secular trends toward greater workforce flexibility have had a favorable impact on demand for our services in several markets. As companies attempt to increase the variability of their cost base, contemporary work solutions help them to effectively address the fluctuating demand for their products or services. Due to our industry’s dependence on economic factors, the inherent difficulty in forecasting the direction and strength of the economy and the short-term nature of staffing assignments, it is difficult to forecast future demand for our services with any certainty. As a result, we monitor a number of economic indicators, as well as recent business trends, to predict future revenue growth trends. Based upon these anticipated trends, we determine whether additional personnel and office investments are necessary to take full advantage of growth opportunities.

Our staffing business is organized and managed primarily on a geographic basis, and Jefferson Wells and Right are operated as separate global business units. Each country and business unit primarily has its own distinct operations, and is managed locally by its own management team. Each operation reports directly, or indirectly through a regional manager to a member of executive management. Given this reporting structure, all of our operations have been segregated into the following segments: United States; France; EMEA (Europe, Middle East and Africa, excluding France); Jefferson Wells; Right; and Other Operations.

The United States, France, EMEA, and Other Operations segments derive a significant majority of their revenues from the placement of temporary workers. The remaining revenues within these segments are derived from other human resource services, including permanent employee recruitment, temporary and permanent employee testing, selection, and training and development. Jefferson Wells’ revenues are derived from internal audit and control services, technology risk management, tax, finance and accounting services. The Right segment revenues are derived from career transition (outplacement) services and organizational-performance consulting. Segment revenues represent sales to external customers. Due to the nature of our business, we do not have export or intersegment sales. We provide services to a wide variety of customers, none of which individually comprise a significant portion of revenue for us as a whole and by segment, except for Jefferson Wells, in which approximately 19% of Jefferson Wells’ revenues for 2004 were generated from providing services to one customer.

CONSTANT CURRENCY

Changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates and acquisitions and dispositions. We provide “constant currency” and “organic constant currency” calculations in this annual report to remove the impact of these items. We typically express year-over-year variances that are calculated in constant currency and organic constant currency as a percentage.

When we use the term “constant currency,” it means that we have translated financial data for a period into U.S. Dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure, indicating the actual growth of our operations. We utilize constant currency results in our analysis of subsidiary or segment performance. We also use constant currency when analyzing our performance against that of our competitors. Earnings from our subsidiaries are not generally repatriated to the United States, and we typically do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow or economic condition.

When we use the term “organic constant currency,” it means that we have further removed the impact of acquisitions in the current period and dispositions from the prior period from our constant currency calculation. We believe that this calculation is useful because it allows us to show the actual growth of our pre-existing business. The results of companies we acquire or dispose of are included in or excluded from our financial results on and after the date on which the acquisition or disposition is complete. As a result, these types of transactions distort the reported year-over-year trends in our financial results because the results of acquired companies are not included in our prior year results and the results of companies we dispose of are included in prior year but not current year results. Therefore, we believe it is more meaningful to present trend information without the impact of acquisitions and dispositions.

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are included on page 24.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Consolidated Results – 2004 compared to 2003

Revenues from Services increased 22.5% to $14.9 billion. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 14.1%. Revenues were also favorably impacted by acquisitions, primarily the acquisition of Right Management Consultants, Inc. (“RMC”). Revenues increased 19.2% excluding acquisitions or 10.9% on an organic constant currency basis. This growth rate is a result of improving economic conditions and increased demand for our services in all of our major markets, particularly EMEA and Jefferson Wells, where revenues increased 18.0% and 149.6% respectively, on a constant currency basis.

Gross Profit increased 30.5% to $2.8 billion in 2004. The Gross Profit Margin increased 120 basis points (1.2%) to 18.7% in 2004 from 17.5% in 2003. Gross Profit growth from acquisitions, primarily from RMC, was approximately $220 million, which favorably impacted the Gross Profit Margin by 100 basis points (1.0%). Excluding acquisitions, Gross Profit Margin was 17. 7% in 2004, an increase of 20 basis points (0.2%) over the Gross Profit Margin of 17.5% in 2003. This improvement is a result of the change in the mix of services provided, toward those with higher Gross Profit Margins. Approximately one-half of this improvement is due to the relatively higher growth at Jefferson Wells, with the remaining improvement a result of an increase in our permanent placement business, particularly in the EMEA and the Other Operations segments. While we saw Gross Profit Margin improvement in our temporary staffing business in several markets, this improvement was offset by decreases in others due to increased social costs, including increased U.S. workers’ compensation costs and state unemployment taxes.

Selling and Administrative Expenses increased 27.3% during 2004 or 19.1% in constant currency. This increase is primarily in response to the increase in business volume and the impact of acquisitions, including the intangible asset amortization of $12.3 million in 2004 resulting from the RMC acquisition. Excluding the impact of acquisitions, these expenses increased 16.6%, or 8.9% on an organic constant currency basis. As a percent of revenues, Selling and Administrative Expenses were 16.0% in 2004 compared to 15.4% in 2003. This ratio is impacted by the acquisition of RMC, because RMC has a different cost structure than our existing business. Excluding acquisitions, Selling and Administrative Expenses were 15.1% of revenues in 2004, an improvement of 30 basis points (.3%) from 2003. This improvement reflects continued productivity gains in conjunction with the revenue growth, as we were able to leverage our office network.

Operating Profit increased 53.5% over 2003, with an Operating Profit Margin of 2.7% in 2004 compared to 2.1% in 2003. On a constant currency basis, Operating Profit increased 43.0%. Excluding the impact of acquisitions, Operating Profit increased 46.0%, or 35.7% on an organic constant currency basis in 2004. Operating Profit Margin, excluding acquisitions, improved to 2.6% in 2004 compared to 2.1% in 2003. This improvement in Operating Profit Margin is due to the increase in Gross Profit Margin coupled with the productivity gains.

Interest and Other Expense is comprised of interest, foreign exchange gains and losses, and other miscellaneous non-operating income and expenses. In total, Interest and Other Expenses decreased $9.5 million in 2004 from 2003. Net Interest Expense was $36.0 million in 2004 compared to $33.4 million in 2003. This increase is primarily due to increased interest rates and the impact of higher exchange rates on our euro-denominated interest expense, offset by higher interest income. Foreign exchange gains and losses primarily result from intercompany transactions between our foreign subsidiaries and the United States. Such gains were $1.6 million and $1.3 million in 2004 and 2003, respectively.

Miscellaneous Income (Expense), Net, was income of $8.1 million in 2004 compared to expense of $3.7 million in 2003. The income in 2004 includes non-operating gains of $14.2 million ($0.11 per diluted share), primarily related to the sale of our equity interest in a European internet job board during the first quarter of 2004. Net proceeds from this transaction were $29.8 million.

We provided for income taxes at a rate of 33.5% in 2004 and 38.0% in 2003. Included in the 2004 rate is the impact of the non-operating gains recorded in the first quarter and the reversal of an $8.0 million tax contingency reserve in the third quarter. Excluding these items, our rate for 2004 would have been 36.0%. This rate is higher than the U.S. Federal statutory rate of 35% due to higher foreign income tax rates and $9.5 million of taxes recorded on the unremitted earnings of foreign subsidiaries, offset by the tax benefits, including the reversal of $16.7 million of valuation allowances, of certain internal corporate restructurings and transactions.

Net Earnings Per Share - Diluted increased 53.3% to $2.59 in 2004 compared to $1.69 in 2003. The higher foreign currency exchange rates positively impacted Net Earnings Per Share - Diluted by approximately $0.14 in 2004. On an undiluted basis, Net Earnings Per Share was $2.76 in 2004 compared to $1.77 in 2003.

During September 2004, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”(“EITF 04-8”), which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. EITF 04-8 also requires restatement of previously reported earnings. Our convertible debentures, issued August 2001, have such a feature, and therefore we have restated Net Earnings Per Share - Diluted for all periods since the issuance. (See note 3 to the consolidated financial statements for further information.)

Consolidated Results – 2003 compared to 2002

Revenues from Services increased 14.8% to $12.2 billion. Revenues were favorably impacted during the year by changes in foreign currency exchange rates due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 2.2%. Revenue growth in 2003 attributable to acquisitions was approximately $21.3 million or 0.2% of revenue. On an organic constant currency basis, revenues increased by 2.0%. This growth rate is a result of increased activity in the Other Operations segment with stable revenue levels in the other markets.

Gross Profit increased 11.9% to $2.1 billion during 2003. The Gross Profit Margin declined 50 basis points (.5%) to 17.5% in 2003 from 18.0% in 2002. This decrease was attributable to higher payroll taxes and social costs, increased pricing pressures throughout the world, changes in the service mix of business (from higher margin service lines to lower margin service lines) and changes in the geographical mix of business (as revenue growth in countries with lower Gross Profit Margins, such as France, was higher than in some countries with higher Gross Profit Margins). Gross Profit growth from acquisitions was approximately $2.5 million and had an insignificant impact on Gross Profit Margin.

Selling and Administrative Expenses increased 12.1% during 2003. This increase is primarily due to the changes in exchange rates, as these expenses increased only 0.6% on a constant currency basis. As a percent of revenues, Selling and Administrative Expenses were 15.4% in 2003 compared to 15.8% in 2002. This improvement is a result of continued productivity gains and careful expense management in conjunction with growing revenues.

Operating Profit increased 9.9% during 2003, however on a constant currency basis, Operating Profit declined 6.6%. The Operating Profit Margin was 2.1% compared to 2.2% for 2002. The Operating Profit level primarily reflects the improved leveraging of the business offset by the Gross Profit Margin declines. Acquisitions made during 2003 decreased Operating Profit by approximately $0.2 million. Excluding the impact of acquisitions, Operating Profit increased 9.8% during 2003, however on an organic constant currency basis, Operating Profit decreased 6.6%. Acquisitions had no impact to Operating Profit Margin in 2003.

Interest and Other Expense is comprised of interest, foreign exchange gains and losses, and other miscellaneous non-operating income and expenses. In total, Interest and Other Expense decreased $11.0 million from 2002 to 2003. Net interest expense was $33.4 million in 2003 and 2002. Average borrowing levels were lower throughout 2003 compared to 2002, however the impact of this was offset by our Euro-denominated interest expense which was translated at higher rates in 2003. Foreign exchange gains and losses primarily result from intercompany transactions between our foreign subsidiaries and the United States. Such gains were $1.3 million and $1.8 million in 2003 and 2002, respectively.

Miscellaneous Expenses, Net, were $3.7 million in 2003 compared to $15.2 million in 2002. In the fourth quarter of 2002, we recorded a charge of $5.1 million ($2.9 million net of tax, or $0.04 per share) related to a writedown of equity security investments where the decline in market value was determined to be other-than-temporary, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Debt and Equity Securities.”

We provided for income taxes at a rate of 38.0% in 2003. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates and valuation reserves recorded against foreign net operating losses. This rate is lower than the 2002 effective tax rate of 39.8% due to an increase in the foreign tax credits used to offset the U.S. taxes on foreign earnings, offset somewhat by a shift in the mix of taxable income toward countries with relatively higher tax rates.

Net Earnings Per Share – Diluted increased 19.0% to $1.69 in 2003 compared to $1.42 in 2002. Net Earnings Per Share – Diluted in 2003 was positively impacted by the higher foreign currency exchange rates during the year by approximately $0.27. On an undiluted basis, Net Earnings Per Share was $1.77 in 2003 compared to $1.48 in 2002.

Segment Results

U.S. – The United States operation is comprised of 591 Company-owned branch offices and 345 stand alone franchise offices. Revenues in the United States consist of sales of our Company-owned branch offices and fees from our franchise operations. Revenues for the year were $ 2.0 billion, an increase of 4.9%, and include franchise fees of $25.0 million. Franchise fees are primarily based on revenues generated by the franchise network, which were $1.2 billion in 2004.

U.S. REVENUES

in millions ($)

1,911.4 (-4.6%)	2002
1,945.8 (+1.8%)	2003
2,041.1 (+4.9%)	2004

U.S. OPERATING UNIT PROFIT

IN MILLIONS ($)

29.2 (-0.8%)	2002
33.7 (+15.2%)	2003
49.3 (+46.4%)	2004

Revenues in the United States accelerated through the first half of the year, after beginning the year slightly below prior year levels. Revenue growth stabilized in the second half of the year with growth exceeding 6% in both the third and fourth quarters (excluding the impact of Transpersonnel, our trucking operation that was disposed of in July 2004). Fueling this improving growth was an increase in demand for our light industrial and industrial skilled staff, which represents approximately 48% of our U.S. revenues. Revenue growth from placement of these skills increased nearly 20% from the prior year, reflecting an improvement of the U.S. manufacturing sector. Revenue from office and specialty skills lagged the prior year, however, the rate of contraction improved as we progressed through the year.

The Gross Profit Margin declined compared to the prior year due to increases in employment-related costs such as state unemployment taxes and workers’ compensation. While we were able to recover a substantial portion of these increases through higher bill rates, the competitive market environment did not allow us to fully recover all of these cost increases.

Selling and Administrative Expenses trended favorably downward 0.9% during the year, primarily due to a reduction in personnel costs and branch office related costs. This cost reduction, combined with our revenue growth, reflects strong gains in productivity and our ability to leverage excess capacity across our U.S. branch office network.

Operating Unit Profit for the year increased by 46.4% to $49.3 million. Our Operating Unit Profit Margin increased to 2.4% of revenues from 1.7%, as our productivity enhancements more than offset the decline in Gross Profit Margin.

France – Revenues in France increased 12.7% to $5.2 billion. In Euros, French Revenues increased 2.8% to €4.2 billion. The majority of this revenue increase reflects hourly rate increases as volumes increased only slightly during the year. Revenue growth in Euro was modest in the first half of the year, growing by 2.7%, followed by softening in the third quarter to 1.0% and then accelerating to 4.9% in the fourth quarter of the year. Gross Profit Margins declined compared to the prior year, even after excluding adjustments to our estimated liability related to social program remittances in each year. (In 2004, there was an unfavorable adjustment of $12.8 million, and in 2003, there was a $16.1 million favorable adjustment.) This decline reflects increasing price competition from large and small competitors, partially due to their expansion of office network capacity during a period of nominal growth in the total staffing market.

FRANCE REVENUES

in millions ($)

3,848.2 (+2.2%)	2002
4,638.8 (+20.5%)	2003
5,226.7 (+12.7%)	2004

FRANCE OPERATING UNIT PROFIT

in millions ($)

143.6 (+5.8%)	2002
184.0 (+28.2%)	2003
178.8 (-2.8%)	2004

Selling and Administrative Expenses were well controlled during the year, decreasing slightly from 2003 despite continued investment in new offices. A total of 49 new offices were opened during the year, bringing the total office count to 1,127.

Operating Unit Profit was $178.8 million, a decrease of 2.8% from the prior year. Operating Unit Profit Margin was 3.4%, a decrease from 3.9% in 2003. Operating Unit Profit was unfavorably impacted by the adjustment for social program remittances in 2004, and favorably impacted by the adjustments in 2003, as discussed above.

During 2004, a new law in France ended the French Job Center’s (ANPE’s) control of the placement of the unemployed. As a result of this law change, temporary staffing companies are allowed to offer placement and recruitment services beginning January 1, 2005. We expect these services will have a long-term benefit on our French business, but will not have a significant impact on 2005 results due to investments required to grow this service line.

EMEA – The EMEA region includes our operations in Europe, the Middle East and Africa (excluding France), which covers a total of 18 countries delivering services through 1,400 offices. In addition to employment services delivered under the Manpower brand, this region also includes Elan, which is a leading IT recruitment, staffing and managed services firm operating across 16 countries in the region, and Brook Street, which provides general staffing and recruitment services primarily in the United Kingdom.

EMEA REVENUES

in millions ($)

3,434.9 (+.2%)	2002
3,920.2 (+14.1%)	2003
5,084.3 (+29.7%)	2004

EMEA OPERATING UNIT PROFIT

in millions ($)

83.0 (-21.6%)	2002
51.7 (-37.7%)	2003
115.1 (+122.4%)	2004

Geographically, the largest operations in this segment are the U.K., which comprises 27% of EMEA revenues, Germany, Italy, the Netherlands, Norway, Spain and Sweden, which combined comprise 52% of EMEA revenues. Elan comprises 11% of EMEA revenues.

Revenues in EMEA increased 29.7% to $5.1 billion, or 18.0% in constant currency. Constant currency revenue growth accelerated in the first half of the year and stabilized at 20% for the second half of the year. Fueling this strong revenue growth were investments in new offices, implementation of effective sales initiatives and positive secular trends in the usage of flexible staffing services. Revenue growth improved at all entities in the region, with significant local currency growth coming from Belgium (+27.3%), Elan (+24.6%), Italy (+18.9%) and Germany (+17.4%).

The Gross Profit Margin for the full year was slightly below the prior year, but was stable with the prior year in the second half of the year. The decline in Gross Profit Margin is due to competitive pricing pressure in certain markets and changing business mix, partially offset by the favorable impact of growth in permanent placement fees.

Selling and Administrative Expenses increased 22.3%, or 11.4% in constant currency. This growth in expenses reflects the necessary investments to support the rapid revenue growth. Additionally, we were able to achieve significant productivity gains, as we were able to leverage our existing office infrastructure.

Operating Unit Profit more than doubled to $115.1 million, an increase of 122.4%, or 104.1% in constant currency. The Operating Unit Profit Margin increased to 2.3% from 1.3%, reflecting the significant productivity gains.

Jefferson Wells – Jefferson Wells provides highly skilled project personnel along three primary business lines – internal audit and controls, technology risk management, tax and finance and accounting compliance. Our services are provided through 37 offices, which include major United States metropolitan markets, Toronto and London. The majority of employees assigned by Jefferson Wells are full-time company employees and therefore employee utilization is a significant factor in determining Gross Profit Margins.

JEFFERSON WELLS REVENUES

in millions ($)

141.7 (+105.5%)	2002
136.4 (-3.7%)	2003
340.6 (+149.6%)	2004

JEFFERSON WELLS OPERATING UNIT PROFIT

in millions ($)

(8.3) (N/A)	2002
(9.9) (N/A)	2003
51.4 (N/A)	2004

Revenues increased dramatically during the year, to $340.6 million from $136.4 million in 2003. This significant growth was primarily fueled by increased customer demand for technology risk management and internal audit and control services. Included in these services are personnel who assist companies in complying with the Sarbanes-Oxley Act legislation.

Revenue trends grew sequentially throughout the year, and reached their peak levels in October. Revenues in the fourth quarter were $102.9 million, down 7.0% sequentially from the third quarter of 2004. This decline, which may continue into 2005, reflects a lower level of demand for our services as companies complete the initial stages of Sarbanes-Oxley compliance.

Gross Profit Margins have improved by more than 650 basis points (6.5%) over the prior year and are in excess of 40% for 2004. This improvement primarily reflects the improved utilization of employees assigned to customer engagements.

Selling and Administrative Expenses increased by 56.7% as we continued to invest in new office openings and additional personnel to support the rapid revenue growth. As a percentage of revenues, these expenses declined dramatically as we were able to grow into office capacity, in which we had invested in previous years.

Operating Unit Profit was $51.4 million or 15.1% of revenue, reflecting the high employee utilization levels and expense leveraging discussed earlier.

Right – On January 22, 2004, we completed our exchange offer to acquire RMC, the world’s largest career transition and organizational consulting services firm, operating through approximately 300 offices in 35 countries. The results of RMC’s operations are included in our consolidated financial statements since that date. The acquisition of RMC expands the range of services that we offer to customers as a strategic partner through every stage of the employment cycle. We have merged our Empower operations into RMC, and the results of the combined entity are reported as the Right segment.

RIGHT REVENUES(a)

in millions ($)

54.4 (+36.5%)	2002
66.9 (+23.0%)	2003
431.1 (N/A)	2004

RIGHT OPERATING UNIT PROFIT

in millions ($)

(4.5) (N/A)	2002
(2.3) (N/A)	2003
24.5 (N/A)	2004

(a)	Represents the operations of Right Management Consultants, Inc., since its acquisition in January 2004, and the Empower Group.

Right’s revenues for the year are $431.1 million, of which, approximately 65% relates to career transition services and 35% relates to organizational consulting in 2004. Historically, the career transition services have a higher gross profit margin than the organizational consulting services.

During the first nine months of the year, demand for career transition services declined as the economy improved. Fourth quarter revenues, however, improved 4.3% sequentially due in part to seasonal factors. Demand for organizational consulting services has improved modestly during the course of the year as companies became more willing to invest in these services with an improving economy.

Operating Unit Profit for the year was $24.5 million, which is net of $8.1 million of integration costs related to the merger of Empower into RMC.

The Operating Unit Profit Margin for the year was 5.7%. This below-normal Operating Unit Profit Margin not only reflects the integration costs discussed above, but also reflects a transition period in adjusting expense levels to support lower revenue levels.

Other Operations – The Other Operations segment includes our operations in the Asia Pacific region, Canada, Mexico and South America, delivering service through 491 offices. Our largest country operation within this segment is Japan, which accounts for approximately 45% of the segment’s revenues.

OTHER OPERATIONS REVENUES

in millions ($)

1,220.3 (+3.7%)	2002
1,476.4 (+21.0%)	2003
1,806.2 (+22.3%)	2004

OTHER OPERATIONS

OPERATING UNIT PROFIT

IN MILLIONS ($)

19.4 (+27.1%)	2002
40.1 (+106.7%)	2003
46.0 (+14.9%)	2004

Revenues in the region improved 22.3% to $1.8 billion, or 16.0% in constant currency. This strong local currency revenue growth was fueled by South America (+50.4%), Japan (+11.6%), Mexico (+15.0%), Australia (+10.3%) and Canada (+5.9%).

The Gross Profit Margin improved in the region primarily due to an increase in permanent placement fees. This improvement was partially offset by a decline in Gross Profit Margin in Japan, as increases in social costs were not fully recovered through higher bill rates due to competitive pressures.

Selling and Administrative Expenses increased 28.0%, or 21.3% in constant currency, reflecting increased investments in 52 new offices in the segment and additional personnel to support the growth of the permanent placement business.

Operating Unit Profit increased 14.9% to $46.0 million, or 8.5% in constant currency. The Operating Unit Profit Margin declined from 2.7% to 2.5% as Selling and Administrative Expense increases exceeded the gains in Gross Profit Margin.

FINANCIAL MEASURES – CONSTANT CURRENCY AND ORGANIC CONSTANT CURRENCY RECONCILIATION

Certain constant currency and organic constant currency percent variances are discussed throughout this annual report. A reconciliation to the percent variances calculated based on our annual financial results is provided below. (See Constant Currency on page 17 for further information.)

	Reported Amount (In Millions)	Reported Variance	Impact Of Currency	Variance In Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Amounts represent 2003
Percentages represent 2003 compared to 2002

Revenues from Services
United States	$1,945.8	1.8%	—%	1.8%	1.1%	.7%
France	4,638.8	20.5	19.6	.9
EMEA	3,920.2	14.1	14.4	(.3)
Jefferson Wells	136.4	(3.7)	—	(3.7)
Right(a)	66.9
Other Operations	1,476.4	21.0	6.6	14.4		14.4

Manpower Inc.	12,184.5	14.8	12.6	2.2	.2	2.0

Gross Profit - Manpower Inc.	2,136.8	11.9	12.2	(.3)	.2	(.5)

Operating Unit Profit
United States	33.7	15.2	—	15.2
France	184.0	28.2	20.8	7.4
EMEA	51.7	(37.7)	7.7	(45.4)
Jefferson Wells	(9.9)
Right	(2.3)
Other Operations	40.1	106.4	12.4	94.0

Operating Profit - Manpower Inc.	257.9	9.9	16.5	(6.6)	—	(6.6)

Amounts represent 2004
Percentages represent 2004 compared to 2003

Revenues from Services
United States	$2,041.1	4.9%	—%	4.9%	(1.0)%	5.9%
France	5,226.7	12.7	9.9	2.8
EMEA	5,084.3	29.7	11.7	18.0	1.6	16.4
Jefferson Wells	340.6	149.6	—	149.6
Right	431.1
Other Operations	1,806.2	22.3	6.3	16.0

Manpower Inc.	14,930.0	22.5	8.4	14.1	3.2	10.9

Gross Profit - Manpower Inc.	2,788.1	30.5	8.5	22.0	9.9	12.1

Operating Unit Profit
United States	49.3	46.4	—	46.4
France	178.8	(2.8)	8.2	(11.0)
EMEA	115.1	122.4	18.3	104.1
Jefferson Wells	51.4
Right	24.5
Other Operations	46.0	14.9	6.4	8.5

Operating Profit - Manpower Inc.	395.8	53.5	10.5	43.0	7.3	35.7

(a)	Represents the operations of Right Management Consultants, Inc. (“RMC”), since its acquisition in January 2004, and the Empower Group. Since RMC comprises most of this segment, the year-over-year variances are not meaningful and have been excluded from the above information.

CASH SOURCES AND USES

Cash used to fund our operations is primarily generated through operating activities and our existing credit facilities. We believe that our internally generated funds and our existing credit facilities are sufficient to cover our near-term projected cash needs.

Our principal ongoing cash needs are to finance working capital, capital expenditures, share repurchases, debt payments, and acquisitions. Working capital is primarily in the form of trade receivables, which generally increase as revenues increase. The amount of financing necessary to support revenue growth depends on receivable turnover, which differs in each market in which we operate.

During 2004, cash provided by operating activities was $187.4 million, compared to $223.4 million for 2003 and $227.9 million for 2002. The strong results reflect the impact of our focus on working capital management over the past few years. The change in 2004 from 2003 is due primarily to the higher working capital requirements to fund the growth in our business, offset by the higher earnings level in 2004.

Accounts receivable increased to $3,227.8 million as of December 31, 2004 from $2,600.9 million as of December 31, 2003. This increase is primarily due to increased business volumes, the acquisition of RMC, and changes in foreign currency exchange rates. At constant exchange rates, the 2004 Accounts Receivable balance would have been approximately $190 million less than reported. Days Sales Outstanding (“DSO”) has remained relatively stable during 2004, and has decreased one day since 2002. However, this calculation is impacted by the effect of exchange rates on our mix of accounts receivable by country. Excluding that impact, we have reduced DSO by approximately two days compared to 2002.

One of our wholly-owned U.S. subsidiaries has an agreement to transfer, on an ongoing basis, up to $200.0 million of an interest in its Accounts Receivable. The terms of this agreement are such that transfers do not qualify as a sale of accounts receivable. Accordingly, any advances under this agreement are reflected as debt on the consolidated balance sheets. Prior to an amendment to the agreement in November 2002, transfers of accounts receivable qualified as a sale and the related amount of accounts receivable was removed from our consolidated balance sheets. In July 2004, we amended the agreement to extend it to July 2005. All other terms remain substantially unchanged. No amounts were advanced under this facility as of December 31, 2004 and 2003.

Capital expenditures were $67.9 million, $55.5 million, and $58.5 million during 2004, 2003 and 2002, respectively. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs of $2.7 million, $8.2 million, and $17.7 million in 2004, 2003, and 2002, respectively.

From time to time, we acquire and invest in companies throughout the world, including U.S. franchises. The total cash consideration for such transactions was $117.3 million, $6.7 million, and $33.5 million in 2004, 2003 and 2002, respectively. The 2004 amount includes the payment of acquisition-related costs and the $123.8 million repayment of RMC’s long-term debt that we were required to make due to change of control provisions contained in the agreements. We financed the acquisition-related costs and this repayment with excess cash and borrowings under our U.S. Receivables Facility, which was repaid in 2004. Cash acquired of approximately $39.5 million offsets these payments. In 2003 and 2002, in addition to the cash consideration, we acquired ownership interests in certain U.S. franchises in exchange for approximately 13,000 and 592,000 shares of our common stock, respectively, which had an aggregate market value of $0.7 million and $21.9 million, respectively, at the dates of acquisition.

On January 22, 2004, we completed our exchange offer to acquire RMC for $630.6 million. The purchase price includes the issuance of 8,852,000 shares of our common stock valued at $48.40 per share ($428.4 million); the fair value of 1,962,000 options in our common stock that resulted from our assuming both of RMC’s stock option plans ($59.5 million); the repayment of RMC’s long-term debt ($123.8 million); the payment of acquisition-related costs, net of tax ($11.5 million); a severance payment and accelerated vesting of RMC’s Supplemental Executive Retirement Plan, net of tax ($6.0 million); and other items ($1.4 million). (See note 2 to our consolidated financial statements for further information.)

In connection with the acquisition of RMC, we have established reserves for severances and other office closure costs to streamline RMC’s worldwide operations that total $24.5 million. We have recorded a net deferred tax asset of $6.5 million related to these items. During 2004, approximately $7.8 million was paid from these reserves. Of the remaining balance, approximately $15.1 million will be paid during 2005, with the remaining $1.6 million to be paid thereafter.

Net borrowings were $5.7 million for 2004, compared to repayments of $84.5 million for 2003, and $115.0 million for 2002. During 2004, 2003, and 2002, we used excess cash to pay down borrowings under various facilities when appropriate. Proceeds from Long-Term Debt and Repayments of Long-Term Debt include activity related to our commercial paper program.

In October 2004, the Board of Directors authorized the repurchase of 5 million shares of our common stock, not to exceed a total purchase price of $250.0 million. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. This repurchase authorization replaces all previous authorizations. As of December 31, 2004, there were no shares repurchased under this authorization, however, as of February 18, 2005, 925,000 shares have been repurchased at a total cost of $41.0 million. There were no share repurchases in 2003 and a total of 900,000 shares at a cost of $30.7 million were repurchased in 2002 under a previous authorization.

During 2004, 2003, and 2002, the Board of Directors declared two cash dividends for a total of $0.30, $0.20, and $0.20 per share, respectively. Our total dividend payments were $27.1 million, $15.6 million, and $15.3 million in 2004, 2003, and 2002, respectively.

We have aggregate commitments of $1,614.2 million related to debt repayments, operating leases, acquisition-related severances and office closure costs, and certain other commitments, as follows:

in Millions	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$215.6	$539.0	$0.6	$1.0	$135.5	$—
Short-term borrowings	10.1	—	—	—	—	—
Operating leases	172.1	136.0	95.2	67.2	49.4	92.5
Acquisition-related severances and other office closure costs	15.1	0.4	0.4	0.4	0.4	—
Other	26.1	13.4	9.2	5.5	5.8	23.3

	$439.0	$688.8	$105.4	$74.1	$191.1	$115.8

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $115.3 million and $135.4 million as of December 31, 2004 and 2003, respectively ($37.6 million and $68.7 million for guarantees, respectively, and $77.7 million and $66.7 million for stand-by letters of credit, respectively). Guarantees primarily relate to indebtedness, bank accounts, and leases. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

CAPITAL RESOURCES

Total capitalization as of December 31, 2004 was $3,075.8 million, comprised of $901.8 million in debt and $2,174.0 million in equity. Debt as a percentage of total capitalization was 29% as of December 31, 2004 compared to 39% as of December 31, 2003. This decrease is primarily a result of the equity issued in connection with the acquisition of RMC.

Total capitalization

in millions ($)

Debt	Equity	Total
557.5	740.4	1,297.9	2000
834.8	814.3	1,649.1	2001
821.8	999.9	1,821.7	2002
841.7	1,310.3	2,152.0	2003
901.8	2,174.0	3,075.8	2004

We have $435.4 million in aggregate principal amount at maturity of unsecured zero-coupon convertible debentures, due August 17, 2021 (“Debentures”), with a carrying value of $265.3 million as of December 31, 2004. These Debentures were issued in August 2001 at a discount to yield an effective interest rate of 3% per year, and they rank equally with all of our existing and future senior unsecured indebtedness. There are no scheduled cash interest payments associated with the Debentures.

The Debentures are convertible into 6.1 million shares of our common stock if the closing price of our common stock on the New York Stock Exchange exceeds specified levels, or in certain other circumstances.

Holders of the Debentures may require us to purchase these Debentures at the issue price, plus accreted original issue discount, on the first, third, fifth, tenth and fifteenth anniversary dates. We have the option to settle this obligation in cash, common stock, or a combination thereof. There were no Debentures “put” to us on the first anniversary date. On the third anniversary date, $0.1 million of principal amount at maturity of the Debentures was tendered for repurchase, resulting in a payment of approximately $0.1 million. Our intent is to settle any future “put” in cash. In the event of a significant change in the economic environment, we may choose to settle a future “put” with common stock, which would have a dilutive effect on existing shareholders. As of August 17, 2004, we may also now “call” the Debentures.

We have €150.0 million in unsecured notes due March 2005, at 6.25%, and €200.0 million in unsecured notes due July 2006, at 5.63%. We plan to repay the €150.0 million notes with cash or other available borrowing facilities when they come due. (See Significant Matters Affecting Results of Operations and notes 7 and 13 to the consolidated financial statements for further information.)

In October 2004, we entered into a new $625.0 million revolving credit agreement with a syndicate of commercial banks that expires in October 2009. The new agreement replaces our $450.0 million five-year revolving credit facility and $200.0 million 364-day revolving credit facility. Amounts borrowed under the $450.0 million five-year facility were transferred to this new facility.

The new revolving credit agreement allows for borrowings in various currencies and up to $150.0 million may be used for the issuance of stand-by letters of credit. Outstanding letters of credit totaled $77.7 million and $66.7 million as of December 31, 2004 and 2003, respectively. Additional borrowings of $411.8 million were available to us under this new revolving credit agreement as of December 31, 2004.

The interest rate and facility fee on the new agreement, as well as the fee paid for the issuance of letters of credit on the facility, vary based on our public debt ratings and borrowing level. The current interest rate is LIBOR plus .675% and the facility and issuance fees are .20% and .675%, respectively.

The new agreement requires, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.84 to 1 and a fixed charge ratio of 2.69 to 1 as of December 31, 2004. Based upon current forecasts, we expect to be in compliance with these covenants throughout the coming year.

There were no borrowings outstanding under our $125.0 million U.S. commercial paper program as of December 31, 2004 and 2003.

In addition to the previously mentioned facilities, we maintain separate bank facilities with foreign financial institutions to meet working capital needs of our foreign operations. As of December 31, 2004, such facilities totaled $295.0 million, of which $284.9 million was unused.

Our current credit rating from Moody’s Corporation is Baa3 with a stable outlook and our credit rating from Standard & Poor’s is BBB- with a stable outlook. Both of these credit ratings are investment grade.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts. A discussion of the more significant estimates follows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of our Board of Directors.

Allowance for Doubtful Accounts

We have an Allowance for Doubtful Accounts recorded as an estimate of the Accounts Receivable balance that may not be collected. This allowance is calculated on an entity-by-entity basis with consideration for historical write-off experience, the current aging of receivables and a specific review for potential bad debts. Items that affect this balance mainly include bad debt expense and write-offs of accounts receivable balances.

Bad Debt Expense, which increases our Allowance for Doubtful Accounts, is recorded as a Selling and Administrative Expense and was $27.3 million, $16.7 million, and $18.2 million for 2004, 2003, and 2002, respectively. Factors that would cause this provision to increase primarily relate to increased bankruptcies by our customers and other difficulties collecting amounts billed. On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision.

Write-offs, which decrease our Allowance for Doubtful Accounts, are recorded as a reduction to our Accounts Receivable balance and were $21.9 million, $19.5 million, and $18.4 million, for 2004, 2003 and 2002, respectively.

Employment-Related Items

The employment of temporary workers and permanent staff throughout the world results in the recognition of liabilities related to defined benefit pension plans, self-insured workers’ compensation, social program remittances and payroll tax audit exposures that require us to make estimates and assumptions in determining the proper reserve levels.

We sponsor several qualified and nonqualified pension plans covering permanent employees. The most significant plans are located in the United States, France, the United Kingdom, Japan and other European countries. Annual expense relating to these plans is recorded as Selling and Administrative Expense, in accordance with the accounting rules generally accepted in the United States. The calculations of annual pension expense and the pension liability required at year-end include various actuarial assumptions such as discount rates, expected rate of return on plan assets, compensation increases and employee turnover rates. Changes to any of these assumptions will impact the level of annual expense recorded related to the plans. We review the actuarial assumptions on an annual basis and make modifications to the assumptions as necessary. (See note 9 to the consolidated financial statements for further information.)

In the United States, we are self-insured in most states for workers’ compensation claims for our temporary workers. We determine the proper reserve balance using an actuarial valuation, which considers our historical payment experience and current employee demographics. Our reserve for such claims as of December 31, 2004 and 2003 was $100.0 and $103.0 million, respectively. The workers’ compensation expense is recorded as a component of Cost of Services. A significant increase in claims or changes in laws may require us to record more expense related to workers’ compensation. On the other hand, significantly improved claim experience may result in a lower annual expense level.

In France, the government has various social programs that are aimed at reducing the cost of labor and encouraging employment, particularly for low-wage workers, through the reduction of payroll taxes (or social contribution). A portion of these payroll tax reductions is remitted to our customers in certain circumstances. We are required to make an estimate for the amount that will be remitted, which is recorded as a reduction of Revenue from Services. We make this estimate based on our historical experience, including related trends. To the extent that our experience differs from our estimate, we will need to make adjustments to our reserve balance, which will impact the results of our French operation. In addition, future changes to laws governing these payroll tax reductions may require us to revise our estimates, which may significantly impact our consolidated financial statements. In the fourth quarter of 2003, we reduced our estimated liability related to these remittances by $16.1 million due to the recent historical trends in the amounts remitted.

On a routine basis, governmental agencies in some of the countries in which we operate will audit our payroll tax calculations and our compliance with other payroll-related regulations. These audits focus primarily on documentation requirements and our support for our payroll tax remittances. Due to the nature of our business, the number of people that we employ, and the complexity of some payroll tax regulations, we may have some adjustments to the payroll tax remittances as a result of these audits. We make an estimate of the additional remittances that may be required and record the estimate as a component of Cost of Services. The estimate is based on the results of past audits, with consideration for changing business volumes and changes to the payroll tax regulations. To the extent that our actual experience differs from our estimates, we will need to make adjustments to our reserve balance, which will impact the results of the related operation and the operating segment in which it is reported.

In France, we are currently under audit for payroll tax remittances made during 2001 and for remittances made during 2002 and 2003. We have received a preliminary notification related to 2001 and have responded to the notification with additional information. During 2004, we increased our estimated liability related to these remittances by $12.8 million.

In the Netherlands, we are currently under audit for compliance with regulations related to the collection and maintenance of payroll-related documents for our temporary employees. We have not received any notification of findings related to this audit, however we currently do not expect any assessment to have a significant impact on the consolidated financial statements.

Deferred Revenue

We recognize revenue under the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 generally provides that revenue for time-based services be recognized over the average length of the services being provided. For the career transition line of business, we recognize revenue from individual programs on a straight-line basis over the average length of time for candidates to find jobs based on statistically valid data for the specific type of program. If statistically valid data is not available, then we recognize career transition revenue on a straight-line basis over the actual term of the agreements. For group programs and large projects within the career transition line of business, we defer and recognize revenue over the period in which the contracts are completed. The difference between the amount billed for career transition services and the amount recognized as revenue is recorded as Deferred Revenue, which is included in Accrued Liabilities on our consolidated balance sheets.

Significant factors impacting Deferred Revenue are the type of programs sold, the level of current billings for new programs and projects, and the average length of the programs. Over time, an increasing volume of new billings will generally result in higher amounts of Deferred Revenue, while decreasing levels of new billings will generally result in lower amounts of Deferred Revenue. As of December 31, 2004, we had $43.8 million of Deferred Revenue recorded.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss and tax credit carryforwards, and tax contingencies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance against deferred tax assets for which utilization of the asset is not likely.

Our judgment is required in determining our deferred tax assets and liabilities, and any valuation allowances recorded. Our net deferred tax assets may need to be adjusted in the event that tax rates are modified, or our estimates of future taxable income change, such that deferred tax assets or liabilities are expected to be recovered or settled at a different tax rate than currently estimated. In addition, valuation allowances may need to be adjusted in the event that our estimate of future taxable income changes from the amounts currently estimated. We have tax contingencies recorded related to items in various countries. To the extent these items are settled in our favor, a portion of our recorded contingency will be reversed. To the extent items are settled for an amount greater than the amount we have recorded, an additional tax provision will be recorded.

We provide for income taxes on a quarterly basis based on an estimated annual tax rate. In determining this rate, we make estimates about taxable income for each of our largest locations worldwide, as well as the tax rate that will be in effect for each location. To the extent these estimates change during the year, or that actual results differ from these estimates, our estimated annual tax rate may change between quarterly periods and may differ from the actual effective tax rate for the year. For 2005, we expect our effective tax rate will be approximately 36.5%.

Goodwill and Indefinite-Lived Intangible Asset Impairment

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform goodwill and indefinite-lived intangible asset impairment reviews, at least annually, using a fair-value-based approach. The majority of our goodwill and indefinite-lived intangible assets result from our acquisition of RMC. Our remaining goodwill relates primarily to our acquisitions of Elan and Jefferson Wells.

As part of our impairment reviews, we estimate fair value primarily by using a discounted cash flow analysis and, for certain larger reporting units, we may also consider market comparables. Significant assumptions used in this analysis include: expected future revenue growth rates, operating unit profit margins, and working capital levels; a discount rate; and a terminal value multiple.

We have completed our annual impairment review for 2004 and determined there to be no impairment of either goodwill or indefinite-lived intangible assets. We plan to perform our next annual impairment review during the third quarter of 2005.

We may be required to perform an impairment review prior to our scheduled annual review if certain events occur, including lower-than-forecasted earnings levels for various reporting units. In addition, changes to other assumptions could significantly impact our estimate of the fair value of our reporting units. Such a change may result in an impairment charge, which could have a significant impact on the reportable segments that include the related reporting units and our consolidated financial statements.

Impact of Economic Conditions

One of the principal attractions of using temporary staffing solutions is to maintain a flexible supply of labor to meet changing economic conditions. Therefore, the industry has been and remains sensitive to economic cycles. To help minimize the effects of these economic cycles, we offer customers a continuum of services to meet their needs throughout the employment and business cycle. We believe that the breadth of our operations and the diversity of our service mix cushion us against the impact of an adverse economic cycle in any single country or industry. However, adverse economic conditions in any of our largest markets, or in several markets simultaneously, would have a material impact on our consolidated financial statements.

Legal Regulations

The temporary employment services industry is closely regulated in all of the major markets in which we operate except the United States and Canada. Many countries impose licensing or registration requirements, substantive restrictions on temporary employment services, either on the temporary staffing company or the ultimate client company, or minimum benefits to be paid to the temporary employee either during or following the temporary assignment. Regulations also may restrict the length of temporary assignments, the type of work permitted for temporary workers or the occasions on which temporary workers may be used. Changes in applicable laws or regulations have occurred in the past and are expected in the future to affect the extent to which temporary employment services firms may operate. These changes could impose additional costs, taxes, record keeping or reporting requirements; restrict the tasks to which temporaries may be assigned; limit the duration of or otherwise impose restrictions on the nature of the temporary relationship (with us or the customer); or otherwise adversely affect the industry. Our career transition and organizational consulting services are currently not regulated.

In many markets, the existence or absence of collective bargaining agreements with labor organizations has a significant impact on our operations and the ability of customers to utilize our services. In some markets, labor agreements are structured on a national or industry-wide (rather than a company) basis. Changes in these collective labor agreements have occurred in the past, are expected to occur in the future, and may have a material impact on the operations of temporary staffing firms, including us.

A search warrant was executed on November 30, 2004, at our French headquarters authorizing the French Regional Director on Inquiries of Competition to enter the office and review and obtain documents that may be pertinent to the investigation. According to the search warrant, the investigation stems from a complaint submitted during 2003 to the European Commission and subsequently transferred to France’s Direction Generale de la Concurrence, de la Consommation et de la Repression des Fraudes. We understand that the purpose of the investigation is to search for evidence of price fixing and allocation of market share within the French market. The investigation is continuing and we currently are not able to predict the outcome.

In 2002, the European Commission released proposed legislation, the Agency Workers Directive (“AWD”), aimed at improving the quality of temporary staffing work through a principle of non-discrimination between temporary staff and permanent employees. The AWD has been returned to a consultation and revision phase by the Commission and is the subject of strong debate and suggested amendment by a number of member states. The AWD will be discussed in the future, but given the uncertainty surrounding the AWD, we cannot currently estimate the impact, if any, on the future results of our European operations or our consolidated financial statements.

Recently Issued Accounting Standards

During May 2004, the FASB (Financial Accounting Standards Board) issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which provides guidance on accounting for the effects of the new Medicare prescription drug legislation (“the Act”). The Act, which was signed into law on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 was adopted by us in the third quarter of 2004 and did not have a material impact on our consolidated financial statements.

During September 2004, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. EITF 04-8 also requires that previously reported diluted earnings per share be restated. We adopted EITF 04-8 in the fourth quarter of 2004. (See note 3 to our consolidated financial statements for further information.)

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123R using the modified-prospective method in the third quarter of 2005. We expect SFAS 123R will have approximately a $0.06 per share impact on Net Earnings Per Share – Diluted in the second half of 2005.

During December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance on accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based on our analysis to date, we are not yet in a position to decide on whether, or to what extent, we might repatriate foreign earnings under the Jobs Act. However, we expect to be in a position to finalize our assessment by June 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2004, under the heading “Significant Matters Affecting Results of Operations” (pages 53 to 55), which information is hereby incorporated herein by reference.

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

•	material changes in the demand from larger customers, including customers with which we have national, multi-national, or sole-supplier arrangements

•	availability of temporary workers or workers with the skills required by customers

•	increases in the wages paid to temporary workers

•	competitive market pressures, including pricing pressures

•	inability to pass along direct cost increases to customers

•	changes in demand for our specialized services, including assisting companies in complying with the Sarbanes-Oxley Act legislation, and career transition services

•	our ability to successfully expand into new markets or offer new service lines

•	our ability to successfully invest in and implement information systems

•	unanticipated technological changes, including obsolescence or impairment of information systems

•	changes in customer attitudes toward the use of staffing services

•	government, tax or regulatory policies adverse to the employment services industry

•	general economic conditions in domestic and international markets

•	interest rate and exchange rate fluctuations

•	difficulties related to acquisitions, including integrating the acquired companies and achieving the expected benefits

•	impairments to the carrying value of acquisitions and other investments resulting from poor financial performance

•	factors disclosed below

•	other factors that may be disclosed from time to time in our SEC filings or otherwise

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

In many jurisdictions in which we operate, such as France and Germany, the temporary employment industry is heavily regulated. For example, governmental regulations in Germany restrict the length of contracts of temporary employees and the industries in which temporary employees may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of temporary workers. For example, temporary workers in France are entitled to a 10% allowance for the uncertain duration of employment, which is eliminated if a full-time position is offered to them within three days. The countries in which we operate may:

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

Our acquisition strategy may have a material adverse effect on our business due to unexpected or underestimated costs.

We acquired Elan Group Limited in 2000 for a total purchase price of $146.2 million and we acquired Jefferson Wells International, Inc. in 2001 for a purchase price of $174.0 million. In addition, we acquired and invested in other companies during 2002 for a total consideration of $55.4 million, $33.5 million of which was paid in cash. In 2003, we acquired and invested in other companies for a total consideration of $6.7 million.

In January 2004, we acquired Right Management Consultants Inc., or RMC, by means of an exchange offer for all of RMC’s outstanding common stock. The purchase price for this acquisition is $630.6 million, the majority of which represents the fair value of shares exchanged and stock options.

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

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. In addition, future acquisitions could materially adversely effect our business, financial condition, results of operations and liquidity because they would likely result in the incurrence of additional debt or dilution, contingent liabilities, an increase in interest expense and amortization expenses related to separately identified intangible assets. Possible impairment losses on goodwill and intangible assets with an indefinite life, and restructuring charges could also occur.

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

Our operations are dependent on the continued efforts of our officers and executive management. In addition, we are dependent on the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of executive management who have acquired significant experience in operating an employment services company on an international level may cause a significant disruption to our business. Moreover, the loss of our key managers and field personnel may jeopardize existing customer relationships with businesses that continue to use our services based upon past relationships with these local managers and field personnel. The loss of such key personnel could materially adversely affect our operations, because it may result in an inability to establish and maintain customer relationships and otherwise operate our business.

Some of our subsidiaries might have significant customers, which if lost, could have a material adverse impact on their earnings.

Jefferson Wells is a global professional services provider of internal audit and controls, technology risk management, tax, finance and accounting services, with operations in the United States and Canada and has recently expanded into the United Kingdom. Approximately 19% of Jefferson Wells’ revenues for 2004 were generated from providing services to one customer. Should this customer’s demand for our services decrease, this would negatively impact our Jefferson Wells segment and overall profitability for us as a whole.

Foreign currency fluctuations may have a material adverse effect on our operating results.

We conduct our operations in 67 countries and territories and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. Dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2004, approximately 80% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $634 million of our outstanding indebtedness as of December 31, 2004 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. Dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This exposure could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future because, among other things, it could cause our reported revenues and profitability to decline or debt levels and interest expense to increase.

As of December 31, 2004, we had $901.8 million of total debt. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

The terms of our revolving credit facility permit additional borrowings, subject to certain conditions. If new debt is added to our current debt levels, the related risks we now face could intensify.

We expect to obtain the money to pay our expenses, to repay borrowings under our credit facility and to repay our other debt primarily from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We are not able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. The money we earn may not be sufficient to allow us to pay principal and interest on our debt and to meet our other debt obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We may not be able to take such actions on terms that are acceptable to us, if at all. In addition, the terms of our existing or future debt agreements, including the revolving credit facilities and our indentures, may restrict us from adopting any of these alternatives.

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

Certain of our financing agreements require us to maintain “investment grade” credit ratings on our debt. As of February 16, 2005, we had such ratings from Standard & Poors and Moody’s Corporation. If our ratings were lowered, our accounts receivable securitization facility would need to be re-negotiated or would no longer be available. In addition, a lowering of our credit ratings could result in a portion or all of our zero-coupon convertible debentures being converted into shares of our common stock.

The holders of our zero-coupon convertible debentures could require us to purchase the debentures resulting in dilution in the value of our outstanding common stock or the incurrence of additional debt.

The terms of the zero-coupon convertible debentures give holders of the debentures the option to require us to purchase the debentures at the issue price plus accreted original issue discount. Such holders can exercise this option on the first, third, fifth, tenth, and fifteenth anniversary dates. The next such option date is August 16, 2006. If the option were exercised, we would be required to purchase all or a portion of the debentures through the issuance of common stock, with available cash, or by financing the purchase using other available facilities which could result in dilution of the value of common stock held by our shareholders or the incurrence of a significant amount of additional debt.

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

The market price for our common stock has been and may continue to be volatile. For example, during the fiscal year ended December 31, 2004, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $50.77 to a low of $38.71. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

The information required by this Item is set forth in the financial statements and the notes thereto (pages 59 to 88) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2004, which information is hereby incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2004.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting is set forth on page 57 in our Annual Report to Shareholders for the fiscal year ended December 31, 2004 which information is hereby incorporated herein by reference. The Independent Registered Public Accounting Firm’s report with respect to our assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting is included on pages 58 of our Annual Report to Shareholders for the fiscal year ended December 31, 2004 which information is hereby incorporated herein by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of Manpower” in Part I after Item 4.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)	The board of directors has determined that Edward J. Zore, chairman of the audit committee, is an “audit committee financial expert.” Mr. Zore is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(e)	We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the Code on our Internet website at www.manpower.com.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005, under the caption “Remuneration of Directors”; under the caption “Executive Compensation”; and under the caption “Executive Compensation Committee Interlocks and Insider Participation,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005, under the caption “Security Ownership of Certain Beneficial Owners” and under the caption “Security Ownership of Management,” which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005, under the caption “Remuneration of Directors,” which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005, under the caption “Audit Committee Report,” which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

		Page Number(s) in Annual Report to Shareholders
(a)(1)	Financial Statements

	Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

	Report of Independent Registered Public Accounting Firm	58

	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	59

	Consolidated Balance Sheets as of December 31, 2004 and 2003	60

	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	61

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002	62

	Notes to Consolidated Financial Statements	63 - 88

(a)(2)	Financial Statement Schedules.

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

	Consent of Independent Registered Public Accounting Firm

	SCHEDULE II - Valuation and Qualifying Accounts

(a)(3)	Exhibits.

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

2.2	Letter Agreement between Manpower Inc. and Right Management Consultants, Inc. dated as of January 14, 2004, incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-111337) filed on January 15, 2004.

3.1	Articles of Incorporation of Manpower Inc. incorporated by reference to Annex C of the Prospectus, which is contained in Amendment No. 1 to Form S-4 (Registration No. 33-38684).

3.2	Amendment of Amended and Restated Articles of Incorporation of Manpower Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

3.3	Amended and Restated By-laws of Manpower Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Indenture between Manpower Inc. and Citibank, N.A., dated as of August 17, 2001, incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-71040) filed on October 5, 2001.

10.1	Manpower Inc. Senior Management Performance-Based Deferred Compensation Plan incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. **

10.2	Five-Year Credit Agreement dated as of October 8, 2004 among Manpower Inc., the initial lenders named therein, Citibank N.A., Wachovia Bank, BNP Paribas, Bank One N.A., and The Royal Bank of Scott, incorporated by reference to the Company’s Current Report on Form 8-K dated October 14, 2004.

10.3	Amended and Restated Manpower 1991 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996. **

10.4	Manpower Savings Related Share Option Scheme, incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-38684). **

10.5	Amended and Restated Manpower 1990 Employee Stock Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-31021). **

10.6	Manpower Retirement Plan, as amended and restated effective as of March 1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989. **

10.7(a)	1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. (Amended and Restated October 29, 2002), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.7(b)	Procedures Governing the Grant of Options to Non-Employee Directors under 1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. dated May 1, 2001, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.8(a)	Manpower Inc. 2002 Corporate Senior Management Incentive Program, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.8(b)	Amendment to Manpower Inc. 2002 Corporate Senior Management Incentive Program dated as of October 29, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.9	Amended and Restated Manpower 1991 Directors Stock Option Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-31021). **

10.10	Amended and Restated Manpower Deferred Stock Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996. **

10.11(a)	Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February 18, 1997, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996. **

10.11(b)	Employment Agreement between Terry A. Hueneke and Manpower Inc. dated February 23, 1998, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998. **

10.11(c)	Separation Agreement between Terry Hueneke and Manpower Inc. dated as of March 27, 2002, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. **

10.12(a)	Employment Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 19, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.12(b)	Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 19, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.12(c)	Amendment to Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of October 29, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.13(a)	Employment Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 19, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.13(b)	Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 19, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.13(c)	Amendment to Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of October 29, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.14(a)	Employment Agreement between Barbara J. Beck and Manpower Inc. dated as of December 18, 2001, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **

10.14(b)	Severance Agreement between Barbara J. Beck and Manpower Inc. dated as of August 15, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.15(a)	Description of Bonus Arrangement for Yoav Michaely, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **

10.15(b)	Severance Agreement between Manpower Inc. and Yoav Michaely dated as of July 20, 2004. **

10.16(a)	Description of Bonus Arrangement for Jean-Pierre Lemonnier, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. **

10.16(b)	Severance Agreement among Manpower S.A.S., Manpower Inc. and Jean-Pierre Lemonnier dated as of September 1, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. **

10.17(a)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective December 15, 2004). **

10.17(b)	Terms and Conditions Regarding the Grant of Options in Lieu of Cash Directors Fees to Non-Employee Directors Under 2003 Equity Incentive Plan of Manpower Inc., incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. **

10.17(c)	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective December 15, 2004). **

10.18(a)	Employment Agreement dated as of December 10, 2003 between Manpower Inc. and Richard J. Pinola, incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-111337) filed on December 19, 2003. **

10.18(b)	Change of Control Agreement dated as of December 10, 2003 between Manpower Inc. and Richard J. Pinola, incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-111337) filed on December 19, 2003. **

10.18(c)	Separation Agreement dated as of December 20, 2004 between Manpower Inc. and Richard J. Pinola, incorporated by reference to the Company’s Report on Form 8-K filed on December 20, 2004.

10.19	Right Management Consultants, Inc. 1993 Stock Incentive Plan, as amended, incorporated by reference to the Registration Statement on Form S-8 of Right Management Consultants, Inc. (Registration No. 333-84493). **

10.20	Right Management Consultants, Inc. Amended and Restated Directors’ Stock Option Plan, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2001 of Right Management Consultants, Inc. **

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2004 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

14	Manpower Inc. Code of Business Conduct and Ethics (Amended and Restated Effective December 9, 2003) incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of Manpower Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWER INC.

By:	/s/ JEFFREY A. JOERRES
Jeffrey A. Joerres Chairman, President and Chief Executive Officer

Date:	February 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JEFFREY A. JOERRES Jeffrey A. Joerres	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 22, 2005

/s/ MICHAEL J. VAN HANDEL Michael J. Van Handel	Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 22, 2005

Directors: J. Thomas Bouchard, Marc J. Bolland, Stephanie A. Burns, Willie D. Davis, Jack M. Greenberg, Terry A. Hueneke, Rozanne L. Ridgway, Dennis Stevenson, John R. Walter and Edward J. Zore

By:	/s/ MICHAEL J. VAN HANDEL	February 22, 2005
Michael J. Van Handel Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Manpower Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 16, 2005 appearing in the 2004 Annual Report to Shareholders of Manpower Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 16, 2005

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-40441, 33-55264, 33-84736, 333-1040, 333-31021, 333-82459, 333-66656, 333-105205 and 333-112164), Form S-3 (Nos. 33-89660, 333-6545, 333-71040) and Form S-4 (File Nos. 333-650, 33-95896 and 333-87554) of Manpower Inc. of our report dated February 16, 2005 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 16, 2005 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 22, 2005

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write- Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2004	$79.1	27.3	(21.9)	6.9	—	$91.4
2003	$70.3	16.7	(19.5)	11.4	.2	$79.1
2002	$61.8	18.2	(18.4)	7.2	1.5	$70.3