Form 10-Q
period 2005-03-31
MANPOWER INC /WI/
filed 2005-04-29
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

March 31, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 26, 2005
Common Stock, $.01 par value	90,078,510

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	March 31, 2005	December 31, 2004
CURRENT ASSETS:

Cash and cash equivalents	$396.8	$531.8
Accounts receivable, less allowance for doubtful accounts of $87.2 and $91.4, respectively	3,002.4	3,227.8
Prepaid expenses and other assets	110.1	161.4
Future income tax benefits	111.4	96.5

Total current assets	3,620.7	4,017.5

OTHER ASSETS:

Goodwill and other intangible assets, less accumulated amortization of $66.5 and $65.0, respectively	1,286.0	1,297.0
Other assets	298.3	305.5

Total other assets	1,584.3	1,602.5

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment	660.5	669.8
Less: accumulated depreciation and amortization	447.8	446.7

Net property and equipment	212.7	223.1

Total assets	$5,417.7	$5,843.1

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2005	December 31, 2004
CURRENT LIABILITIES:

Accounts payable	$724.5	$687.1
Employee compensation payable	143.4	156.0
Accrued liabilities	447.6	505.7
Accrued payroll taxes and insurance	490.0	569.6
Value added taxes payable	406.7	457.8
Short-term borrowings and current maturities of long-term debt	215.6	225.7

Total current liabilities	2,427.8	2,601.9

OTHER LIABILITIES:

Long-term debt	411.8	676.1
Other long-term liabilities	383.2	391.1

Total other liabilities	795.0	1,067.2

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 100,411,974 and 100,236,635 shares, respectively	1.0	1.0
Capital in excess of par value	2,322.3	2,296.4
Retained earnings	83.2	51.0
Accumulated other comprehensive income	78.0	109.4
Treasury stock at cost, 9,632,805 and 9,946,475 shares, respectively	(289.6)	(283.8)

Total shareholders’ equity	2,194.9	2,174.0

Total liabilities and shareholders’ equity	$5,417.7	$5,843.1

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended March 31,
	2005	2004
Revenues from services	$3,758.7	$3,334.1
Cost of services	3,076.7	2,717.6

Gross profit	682.0	616.5

Selling and administrative expenses	619.5	560.3

Operating profit	62.5	56.2

Interest and other expense (income)	11.7	(4.0)

Earnings before income taxes	50.8	60.2

Provision for income taxes	18.6	20.6

Net earnings	$32.2	$39.6

Net earnings per share	$0.36	$0.46

Net earnings per share – diluted	$0.35	$0.43

Weighted average common shares	89.8	85.9

Weighted average common shares – diluted	96.9	93.9

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	3 Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$32.2	$39.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23.1	19.7
Amortization of discount on convertible debentures	1.9	1.9
Deferred income taxes	(9.8)	(3.6)
Provision for doubtful accounts	4.3	5.9
Other non-operating gains	—	(14.2)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	120.7	39.9
Other assets	(15.4)	8.6
Other liabilities	(71.0)	(70.7)

Cash provided by operating activities	86.0	27.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19.2)	(12.3)
Acquisitions of businesses, net of cash acquired	(2.2)	(94.0)
Proceeds from the sale of an equity interest	—	29.8
Proceeds from the sale of property and equipment	1.3	1.5

Cash used by investing activities	(20.1)	(75.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	4.7	8.1
Proceeds from long-term debt	205.7	90.8
Repayments of long-term debt	(199.2)	(85.9)
Cash paid to settle convertible debentures	(206.6)	—
Proceeds from settlement of swap agreements	50.7	—
Proceeds from stock option and purchase plans	6.6	23.2
Repurchase of common stock	(47.2)	—

Cash (used) provided by financing activities	(185.3)	36.2

Effect of exchange rate changes on cash	(15.6)	(4.8)

Change in cash and cash equivalents	(135.0)	(16.5)

Cash and cash equivalents, beginning of year	531.8	426.2

Cash and cash equivalents, end of period	$396.8	$409.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$16.5	$14.6

Income taxes paid	$16.8	$19.1

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2005 and 2004

(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our 2004 Annual Report to Shareholders.

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

	3 Months Ended March 31,
	2005	2004
Net earnings, as reported	$32.2	$39.6
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2.2)	(2.0)

Pro forma net earnings	$30.0	$37.6

Net Earnings Per Share – Basic:
As reported	$0.36	$0.46
Pro forma	$0.34	$0.44
Net Earnings Per Share – Diluted:
As reported(1)	$0.35	$0.43
Pro forma(1)	$0.33	$0.41

(1)	2004 amounts have been restated to include the convertible debentures using the “if-converted” method in accordance with EITF 04-8. See note 5 for further information.

(2) Recently Issued Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (“SEC”) amended the compliance date to the first annual period beginning after June 15, 2005. The pro-forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123R using the modified-prospective method beginning in the first quarter of 2006.

During December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based on our analysis to date, we are not yet in a position to decide on whether, or to what extent, we might repatriate foreign earnings under the provision of the Jobs Act. However, we expect to be in a position to finalize our assessment by June 2005.

(3) Acquisitions

On January 22, 2004, we completed our exchange offer to acquire Right Management Consultants, Inc. (“RMC”), the world’s largest career transition and organizational consulting services firm, operating through over 300 offices in 35 countries. The results of RMC’s operations are included in our consolidated financial statements since that date. The pro forma consolidated results to combine the historical results of our operations and RMC’s operations for the three months ended March 31, 2004 to reflect the acquisition as if it had been completed on January 1, 2004 for Revenues, Net Earnings, Net Earnings Per Share and Net Earnings Per Share – Diluted were $3,358.1, $40.4, $0.46 and $0.43, respectively.

In connection with the acquisition of RMC, we established reserves for severances and other office closure costs related to streamlining RMC’s worldwide operations that totaled $24.5. As of March 31, 2005, approximately $12.9 has been paid from these reserves, of which $5.1 was paid in 2005.

(4) Income Taxes

We provided for income taxes during the first quarter of 2005 at a rate of 36.5%, based on our current estimate of the annual effective tax rate of 36.5%. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates and U.S. taxes on foreign earnings. For the year ended December 31, 2004 we provided for income taxes at a rate of 33.5%, which includes the impact of non-operating gains and the reversal of a tax contingency reserve. Excluding these items, the 2004 effective tax rate would have been 36.0%. The estimated effective tax rate for 2005 is slightly higher than the 2004 rate due to changes in the mix of expected taxable income.

(5) Earnings Per Share

During September 2004, the Emerging Issues Task Force (“EITF”) issued EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. EITF 04-8 also requires restatement of previously reported earnings per share. Our unsecured zero-coupon convertible debentures, issued August 17, 2001 and redeemed March 30, 2005, had such a feature, and therefore we have restated our Net Earnings Per Share – Diluted, in accordance with EITF 04-8. Net Earnings Per Share – Diluted, as restated for EITF 04-8 for the three months ending March 31, 2004 was $0.43 per share compared to the $0.45 per share previously reported.

On February 28, 2005, we called our convertible debentures, which resulted in 1,378,670 shares being issued as of March 30, 2005 for those debentures that were converted to shares. The remaining debentures were settled for cash. (See footnote 6 for further information.) The dilutive effect of these debentures is included in our Net Earnings Per Share - Diluted calculation using the “if-converted” method, in accordance with EITF 04-8, for the period January 1, 2005 through March 29, 2005.

The calculations of Net Earnings Per Share and Net Earnings Per Share – Diluted are as follows:

	3 Months Ended March 31,
	2005	2004
Net Earnings Per Share:
Net earnings available to common shareholders	$32.2	$39.6
Weighted average common shares outstanding (in millions)	89.8	85.9

	$0.36	$0.46

Net Earnings Per Share – Diluted:
Net earnings	$32.2	$39.6
Add: Amortization related to convertible debt, net of taxes	1.2	1.2

Net earnings available to common shareholders	33.4	40.8

Weighted average common shares outstanding (in millions)	89.8	85.9
Effect of dilutive securities - stock options (in millions)	1.2	1.9
Effect of convertible debentures (in millions)	5.9	6.1

	96.9	93.9

	$0.35	$0.43

The calculation of Net Earnings Per Share – Diluted does not include certain stock option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were 100,000 and 200,000 of such options excluded from the calculation for the three months ended March 31, 2005 and 2004, respectively.

(6) Debt

Our €150.0 notes ($198.4), due March 2005, were retired on March 7, 2005 with available cash. In September 2002, we entered into derivative financial instruments, to swap these notes to floating U.S. LIBOR, which expired concurrently with the notes. Gains and losses arising from foreign currency exchange rate fluctuations throughout the contract term on the derivative instruments were recorded in the consolidated statements of operations, offsetting the foreign currency exchange gain or loss recorded on the notes. Cash received from settlement of the foreign currency component of these derivative financial instruments was approximately $50.7 resulting in a net repayment of $147.7 related to the €150.0 notes (reflected in financing activities on the consolidated statement of cash flows.) The interest rate swap components of these derivative financial instruments were designated as a fair value hedge, which offset changes in the fair value of the notes that were due to interest rate fluctuations. Changes in the fair values of these interest rate swap components and the notes, throughout the term of the agreements, were reflected in the consolidated statements of operations.

On February 28, 2005, we elected to call our Zero Coupon Convertible Debentures due August 17, 2021 (the “Debentures”) at a redemption price of $613.99 per $1,000 of principal amount at maturity of the Debentures. Under the Indenture, the Debentures could be converted at a conversion rate of 13.9559 shares of Manpower common stock per $1,000 of principal amount at maturity of Debentures, at the option of the debenture holders. On March 30, 2005, the Debentures were redeemed, and of the $435.2 principal amount at maturity of Debentures, $336.4 principal amount at maturity was redeemed for an aggregate cash payment of $206.6, and $98.8 principal amount at maturity ($60.6 in accreted value) was converted into 1,378,670 shares of Manpower common stock. These shares were issued from Treasury Stock at the average price per treasury share, which totaled $41.4. The remaining $19.2 was recorded as Capital in Excess of Par Value. The cash payment was financed through borrowings under our U.S. Receivables Facility ($187.0) and our revolving credit agreement ($20.0). The amount borrowed under our U.S. Receivables Facility is classified as Short-Term Borrowings on our consolidated balance sheet.

(7) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	3 Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan
	2005	2004	2005	2004
Service cost	$2.9	$2.6	$0.1	$0.1
Interest cost	3.1	2.5	0.4	0.3
Expected return on assets	(2.5)	(2.2)	—	—
Amortization of unrecognized loss (gain)	0.8	0.6	(0.1)	(0.1)

Total benefit cost	$4.3	$3.5	$0.4	$0.3

During the first quarter of 2005, $4.7 of contributions have been made to our pension plans and $0.2 of contributions have been made to our retiree health care plan. We continue to expect contributions of $17.9 to our pension plans and $1.2 to our retiree health care plan during 2005.

(8) Shareholders’ Equity

The components of Comprehensive Income, net of tax, are as follows:

	3 Months Ended March 31,
	2005	2004
Net earnings	$32.2	$39.6
Other comprehensive income:
Foreign currency translation (loss) gain	(33.7)	8.0
Unrealized gain on investments	1.5	1.1
Unrealized gain (loss) on derivatives	0.8	(1.7)

Comprehensive income	$0.8	$47.0

During the first quarter of 2005, we repurchased a total of 1,065,000 shares for a total cost of $47.2

Subsequent to March 31, 2005, 732,000 additional shares have been repurchased, through April 26, 2005, for a total cost of $29.0.

On April 26, 2005, the Board of Directors declared a cash dividend of $.20 per share, which is payable on June 14, 2005 to shareholders of record on June 3, 2005.

(9) Interest and Other Expense (Income)

Interest and Other Expense (Income) consists of the following:

	3 Months Ended March 31,
	2005	2004
Interest expense	$11.6	$11.1
Interest income	(2.3)	(2.4)
Foreign exchange losses	0.8	0.1
Miscellaneous expense (income), net	1.6	(12.8)

Interest and other expense (income)	$11.7	$(4.0)

Miscellaneous Expense (Income) in 2004 includes non-operating gains of $14.2 ($0.11 per share – diluted), primarily related to the sale of our equity interest in a European internet job board.

(10) Segment Data

	3 Months Ended March 31,
	2005	2004
Revenues from Services:
United States (a)	$475.9	$474.6
France	1,247.5	1,136.5
EMEA	1,333.1	1,140.9
Jefferson Wells	92.7	50.5
Right	104.0	101.8
Other Operations	505.5	429.8

Consolidated (a)	$3,758.7	$3,334.1

Operating Unit Profit:
United States	$4.9	$2.8
France	27.5	28.8
EMEA	15.0	13.7
Jefferson Wells	8.1	2.0
Right	9.8	9.1
Other Operations	12.5	15.3

	77.8	71.7
Corporate expenses	12.1	13.2
Amortization of other intangible assets	3.2	2.3
Interest and other (income) expense	11.7	(4.0)

Earnings before income taxes	$50.8	$60.2

(a)	In the United States, where a majority of our franchises operate, Revenues from Services include fees received from the related franchise offices of $5.4 and $6.2 for the three months ended March 31, 2005 and 2004, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $277.6 and $263.0 for the three months ended March 31, 2005 and 2004, respectively.

Our consolidated Revenues from Services include fees received from our franchise offices of $8.3 and $8.2 for the three months ended March 31, 2005 and 2004, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $349.8 and $321.5 for the three months ended March 31, 2005 and 2004, respectively.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended March 31, 2005 and 2004

Revenues from Services increased 12.7% to $3,758.7 million for the first quarter of 2005 from the same period in 2004. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 8.8%. Excluding dispositions made during 2004, revenues increased 13.1%, or 9.2% on an organic constant currency basis. This growth rate is a result of increased demand for our services in many of our markets, including EMEA, Jefferson Wells and Other Operations, where revenues increased 11.8%, 83.7% and 14.9%, respectively, on a constant currency basis. (See Financial Measures on page 17 for further information on constant currency and organic constant currency.)

Gross Profit increased 10.6% to $682.0 million for the first quarter of 2005. In constant currency, Gross Profit increased 6.9%. Gross Profit Margin was 18.1%, a decrease of 40 basis points (0.4%) from the first quarter of 2004. Dispositions did not impact Gross Profit Margin for the first quarter of 2005 compared to the year earlier period. This decline in Gross Profit Margin is primarily a result of the following (along with the impact of each on consolidated Gross Profit Margin): declines in EMEA (-24 basis points or 0.24%), France (-22 basis points or 0.22%), Jefferson Wells (- 8 basis points or 0.08%) and Japan (-11 basis points or 0.11%) (see separate segment discussion below), partially offset by a change in the mix of services provided (+11 basis points or 0.11%), toward countries with higher Gross Profit Margins, and by a 25.4% increase in permanent placement fees (+19 basis points or 0.19%).

Selling and Administrative Expenses increased 10.6% from the first quarter of 2004, to $619.5 million in the first quarter of 2005. These expenses increased 7.0% in constant currency. This increase is primarily due to investments made in the permanent placement business and in new office openings in France, EMEA and Japan. Dispositions did not have an impact on these expenses. As a percent of revenues, Selling and Administrative Expenses were 16.5% in the first quarter of 2005 compared to 16.8% in the first quarter of 2004. This improvement reflects a combination of cost control efforts and productivity gains as most expense components have increased at a lower rate than revenue growth.

Operating Profit increased 11.2% for the first quarter of 2005 compared to 2004, with an Operating Profit Margin of 1.7% in both periods. On a constant currency basis, Operating Profit increased 6.4%, which reflects the favorable impact of the cost control efforts and productivity gains, offset by the decline in Gross Profit Margin.

Interest and Other Expense (Income) was expense of $11.7 million in the first quarter of 2005 compared to income of $4.0 million for the same period in 2004. Net Interest Expense increased $0.6 million in the quarter to $9.3 million due primarily to our Euro-denominated interest expense being translated into U.S. Dollars at a higher rate in 2005 compared to 2004, as well as increased interest rates. Translation losses in the first quarter of 2005 were $0.8 million compared to $0.1 million in the first quarter of 2004.

Miscellaneous Expenses (Income), Net, which consists of bank fees and other non-operating income and expenses, was expense of $1.6 million in the first quarter of 2005 compared to income of $12.8 million in the year earlier period. The income in 2004 includes non-operating gains of $14.2 million ($0.11 per share – diluted), primarily related to the sale of our equity interest in a European internet job board. Net proceeds from this transaction in 2004 were $29.8 million.

We provided for income taxes during the first quarter of 2005 at a rate of 36.5%, based on our current estimate of the annual effective tax rate of 36.5%. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates and U.S. taxes on foreign earnings. For the year ended December 31, 2004 we provided for income taxes at a rate of 33.5%, which includes the impact of non-operating gains and the reversal of a tax contingency reserve. Excluding these items, the 2004 effective tax rate would have been 36.0%. The estimated effective tax rate for 2005 is slightly higher than the 2004 rate due to changes in the mix of expected taxable income.

Net Earnings Per Share, on a diluted basis, decreased 18.6% to $0.35 in the first quarter of 2005 compared to $0.43 in the first quarter of 2004. The 2004 amount includes $0.11 related to non-operating gains. The higher foreign currency exchange rates positively impacted Net Earnings Per Share – Diluted by approximately $0.01 in the first quarter of 2005 compared to 2004.

During September 2004, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. EITF 04-8 also requires restatement of previously reported earnings per share. Our convertible debentures, issued August 2001, had such a feature, and therefore we have restated Net Earnings Per Share – Diluted for all periods since the issuance.

On February 28, 2005, we called our convertible debentures, which resulted in 1,378,670 shares being issued as of March 30, 2005 for those debentures that were converted to shares. The remaining debentures were settled for cash. (See note 6 for further information.) The dilutive effect of these debentures is included in our Net Earnings Per Share – Diluted calculation using the “if-converted” method, in accordance with EITF 04-8, for the period January 1, 2005 through March 29, 2005.

Segment Operating Results

United States

In the United States, revenues increased 0.3% for the first quarter of 2005 compared to the first quarter of 2004, due primarily to higher staffing volume and an increase in our permanent placement business. Revenue increased 2.3% excluding the impact of Transpersonnel, our truck driving operation that was disposed of in July 2004. The year-over-year growth rate in the industrial sector has declined from previous quarters, but the year-over-year variance for the office sector has continued to improve since the first quarter of 2004.

The Gross Profit Margin increased during the first quarter of 2005 compared to the first quarter of 2004 primarily due to a better recovery of increased state unemployment taxes through higher bill rates. The increased permanent placement revenue also favorably impacted Gross Profit Margin in 2005 compared to 2004.

Selling and Administrative Expenses were well controlled during the quarter, resulting in a decrease of 0.2% in 2005 compared to 2004.

Operating Unit Profit (“OUP”) Margin in the United States was 1.0% and 0.6% for the first quarter of 2005 and 2004, respectively. This improvement is primarily related to the increased gross profit margin.

France

In France, revenues increased 9.8% (4.6% in Euro) during the first quarter of 2005 compared to 2004, representing a slight decline from the 4.9% growth (in Euro) reported in the fourth quarter of 2004.

The Gross Profit Margin declined in the first quarter of 2005 compared to 2004 primarily as a result of continued pricing pressures in the French market.

Selling and Administrative Expenses increased during the first quarter of 2005 compared to the first quarter 2004, primarily due to investments made in new offices, and in the permanent placement business, and expenses related to an advertising campaign, during the quarter. Expenses as a percentage of revenue improved in the quarter, despite these investments.

During the first quarter of 2005 and 2004, OUP margin in France was 2.2% and 2.5% respectively. This decrease reflects the decline in Gross Profit Margin levels, partially offset by good expense management.

EMEA

In EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France), revenues increased 16.8% in the first quarter of 2005 compared to the first quarter of 2004 (an increase of 11.8% on a constant currency basis). Local currency revenue growth was experienced in all major markets, with the highest growth rates reported in Elan, Italy, Spain, and Germany. Permanent placement revenues increased over 30% during the quarter as a result of our investments in this business.

The Gross Profit Margin declined in the first quarter of 2005 compared to the first quarter of 2004 due to higher social costs in Germany and Norway, higher sick pay expense in Italy and continued pricing pressures throughout the segment.

Selling and Administrative Expenses continue to be well controlled despite investments in new offices and in the permanent placement business during the first quarter of 2005. Expenses as a percentage of revenues improved in the quarter compared to the first quarter of 2004.

OUP Margin for EMEA was 1.1% and 1.2% for the first quarter of 2005 and 2004, respectively. The Gross Profit Margin decline was almost entirely offset by good expense management.

Jefferson Wells

Revenues for Jefferson Wells in the first quarter of 2005 increased 83.7% compared to the first quarter of 2004 due to the increased demand for technology risk management and internal audit and control services (including services assisting companies to comply with Sarbanes-Oxley requirements). Jefferson Wells’ revenues of $92.7 million in the first quarter reflect a decrease from the $102.9 million in the fourth quarter of 2004. Most of this decline was expected due to the planned completion of a few large projects. Approximately 13% of Jefferson Wells’ revenues for the first quarter of 2005 were generated from providing services to one customer. We do not anticipate a significant change during the coming year, to the current level of these services to this customer, that would have a significant impact on our operating results.

The Gross Profit Margin in the first quarter of 2005 has declined compared to the first quarter of 2004 due to lower utilization of their permanent staff.

Selling and Administrative Expenses have been well controlled but have increased 43.4% since the first quarter of 2004 to support the increased revenue level. As a percentage of revenue, expenses have declined compared to the first quarter of 2004. Expense increases are primarily due to variable expenses, such as commissions and broad-based incentive compensation costs associated with the increased volume of business and improved profitability, and an expense related to an employee retention program. Investments in new offices are also being made in the U.S. and foreign markets.

The OUP Margin for Jefferson Wells in the first quarter of 2005 was 8.7% compared to 4.0% in the first quarter of 2004. This increased margin is primarily the result of improved leveraging of the Sales and Administrative Expenses with the significant increase in revenues.

Right

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

Revenues for Right in the first quarter of 2005 increased 2.2% compared to the first quarter of 2004 (a decrease of 0.3% on a constant currency basis). This decrease in constant currency is the result of lower demand for the career transition services, as economies in major markets continue to improve, offset by improving demand for Right’s organizational consulting services. Throughout the quarter, we saw stabilization of career transition business and continued improvement in the organizational consulting business.

Gross Profit Margin decreased in the first quarter of 2005 compared to the first quarter of 2004 as a result of changes in the mix of business between career transition and organizational consulting services.

Sales and Administrative Expenses improved as a percent of revenue for the quarter as Right maintained good expense management in response to the changing revenue levels.

OUP Margin for Right was 9.4% in the first quarter of 2005 compared to 9.0% in the first quarter of 2004. This increased margin is primarily the result of the careful expense management.

Other Operations

Revenues for Other Operations increased 17.6% (14.9% in constant currency) during the first quarter of 2005 compared to 2004. Revenue increases, in local currency, were experienced in virtually all markets in this segment, including Mexico, Australia and Argentina, which experienced revenue growth rates of 19.5%, 9.7%, and 36.9%, respectively.

The Gross Profit Margin decreased in the first quarter of 2005 compared to 2004 primarily due to increased social costs in Japan and lower margins on certain large contracts in Australia.

Selling and Administrative Expenses increased 22.3% in the first quarter of 2005 compared to the first quarter of 2004 to support increasing revenue levels and as a result of investments in new office openings and permanent placement business in certain markets.

The OUP Margin for Other Operations in the first quarter of 2005 was 2.5% compared to 3.6% for the same period in 2004. This decline is due to the lower gross profit margins coupled with the higher Selling and Administrative Expenses.

Financial Measures - Constant Currency and Organic Constant Currency Reconciliation

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

	Three Months Ended March 31, 2005 compared to 2004
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (in Constant Currency)	Organic Constant Currency Variance
	(Unaudited)
Revenues from Services:
United States	$475.9	0.3%	—%	0.3%	(2.6)%	2.3%
France	1,247.5	9.8	5.2	4.6
EMEA	1,333.1	16.8	5.0	11.8
Jefferson Wells	92.7	83.7	—	83.7
Right	104.0	2.2	2.5	(0.3)
Other Operations	505.5	17.6	2.7	14.9

Manpower Inc.	$3,758.7	12.7	3.9	8.8	(0.4)	9.2

Gross Profit	$682.0	10.6	3.7	6.9	(0.2)	7.1
Selling and Administrative Expenses	$619.5	10.6	3.6	7.0	(0.1)	7.1
Operating Profit	$62.5	11.2	4.8	6.4	(0.4)	6.8

(a)	Represents amounts in millions for the three months ended March 31, 2005.

Liquidity and Capital Resources

Cash provided by operating activities was $86.0 million in the first quarter of 2005 compared to $27.1 million for the first quarter of 2004. This increase is mainly due to changes in our working capital needs, primarily as a result of higher accounts receivable collections. Cash provided by operating activities before changes in working capital requirements was $51.7 million in the first quarter of 2005, compared to $49.3 million in the first quarter of 2004.

Capital expenditures were $19.2 million in the first quarter of 2005 compared to $12.3 million during the first quarter of 2004. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

Accounts receivable decreased to $3,002.4 million as of March 31, 2005 from $3,227.8 million as of December 31, 2004. This decrease is due to seasonal fluctuations, as the revenue levels in the first quarter are typically lower than the fourth quarter. In addition, changes in foreign currency exchange rates decreased accounts receivable. At December 31, 2004 exchange rates, the March 31, 2005 balance would have been approximately $100.4 million higher than reported.

Net debt repayments in the first quarter of 2005 were $144.7 million compared to net borrowings of $13.0 million in the first quarter of 2004.

Our €150.0 million notes ($198.4 million), due March 2005, were retired on March 7, 2005, with available cash. In September 2002, we entered into derivative financial instruments to swap these notes to floating U.S. LIBOR, which expired concurrently with the notes. Cash received from settlement of the foreign currency component of these derivative financial instruments was approximately $50.7 million, resulting in a net repayment of $147.7 million related to the €150.0 million notes (reflected in financing activities on the consolidated statement of cash flows).

On February 28, 2005, we elected to call our Zero Coupon Convertible Debentures due August 17, 2021 (the “Debentures”) at a redemption price of $613.99 per $1,000 of principal amount at maturity of the Debentures. Under the Indenture, the Debentures could be converted at a conversion rate of 13.9559 shares of Manpower common stock per $1,000 of principal amount at maturity of Debentures, at the option of the debenture holders. On March 30, 2005, the Debentures were redeemed, and of the $435.2 million principal amount at maturity of Debentures, $336.4 million principal amount at maturity was redeemed for an aggregate cash payment of $206.6 million and $98.8 million principal amount at maturity ($60.6 million in accreted value) was converted into 1,378,670 shares of Manpower common stock. These shares were issued from Treasury Stock at the average price per treasury share, which totaled $41.4 million. The remaining $19.2 million was recorded as Capital in Excess of Par Value. The cash payment was financed through borrowings under our U.S. Receivables Facility, ($187.0 million) and our revolving credit agreement ($20.0 million). The amount borrowed under our U.S. Receivables Facility is classified as Short-Term Borrowings on our consolidated balance sheet.

As of March 31, 2005, we had borrowings of $149.6 million and letters of credit of $88.1 million outstanding under our $625.0 million revolving credit agreement, and there were no borrowings outstanding under our commercial paper program.

We had borrowings of $187.0 million outstanding under our U.S. Receivables Facility as of March 31, 2005. This amount is classified as Short-Term Borrowings on our consolidated balance sheet. There were no such borrowings as of December 31, 2004.

We also maintain separate lines of credit with foreign financial institutions to meet the working capital needs of our foreign operations. As of March 31, 2005, such lines totaled $286.3 million, of which $272.4 million was unused.

Certain of our debt agreements require, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreements, we had a Debt-to-EBITDA ratio of 1.26 to 1 and a fixed charge ratio of 2.70 to 1 as of March 31, 2005. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2005.

In October 2004, the Board of Directors authorized the repurchase of 5 million shares of our common stock, not to exceed a total purchase price of $250.0 million. During the first quarter of 2005, we repurchased a total of 1,065,000 shares of common stock at a total cost of $47.2 million under this authorization. There are 3,935,000 shares of common stock remaining available for repurchase under this authorization. (See Item 2 for further information.) Subsequent to March 31, 2005, 732,000 additional shares have been repurchased, through April 26, 2005, for a total cost of $29.0 million.

On April 26, 2005, the Board of Directors declared a cash dividend of $.20 per share, which is payable on June 14, 2005 to shareholders of record on June 3, 2005.

We have aggregate commitments related to debt repayments, operating leases and other commitments of $1,326.5 million as of March 31, 2005 compared to $1,614.2 million as of December 31, 2004. The amount of commitments has decreased from the end of the year due primarily to the repayment of the €150.0 million notes.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $126.6 million and $115.3 million as of March 31, 2005 and December 31, 2004, respectively ($38.5 million and $37.6 million for guarantees, respectively, and $88.1 million and $77.7 million for stand-by letters of credit, respectively). Guarantees primarily relate to bank accounts, operating leases, and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments discussed above.

Recently Issued Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (“SEC”) amended the compliance date to the first annual period beginning after June 15, 2005. The pro-forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123R using the modified-prospective method beginning in the first quarter of 2006.

During December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based on our analysis to date, we are not yet in a position to decide on whether, or to what extent, we might repatriate foreign earnings under the provision of the Jobs Act. However, we expect to be in a position to finalize our assessment by June 2005.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information under the heading “Forward-Looking Statements” in our annual report on Form 10-K for the year ended December 31, 2004, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2004 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing, except for the repayment of our €150.0 million notes, the derivative financial instruments to swap these notes, and the redemption of our Zero Coupon Convertible Debentures, all of which have been previously identified.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity and Use of Proceeds

The Board of Directors has authorized the repurchase of 5 million shares of our common stock, not to exceed a total purchase price of $250.0 million. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under this authorization.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate number of shares that may yet be purchased
January 1 - 31, 2005	—	$—	—	5,000,000
February 1 - 28, 2005	1,055,000	44.28	1,055,000	3,945,000
March 1 - 31, 2005	10,000	44.00	10,000	3,935,000

Item 4 – Submission of Matters to a Vote of Security Holders

On April 26, 2005, at our Annual Meeting of Shareholders (the “Annual Meeting”) our shareholders voted on proposals to: (1) elect three directors to serve until 2008 as Class III directors; (2) increase the number of shares authorized for issuance under the Manpower 1990 Employee Stock Purchase Plan; and (3) approve amendments to the 2003 Equity Incentive Plan of Manpower Inc. to add performance based equity incentive awards and to make related changes. In addition, Jeffrey A. Joerres, Dennis Stevenson, John R. Walter, and Marc J. Bolland continued as Class I directors (term expiring 2006). Stephanie A. Burns, Willie D. Davis, Jack M. Greenberg, and Terry A. Hueneke continued as Class II directors (term expiring 2007). The results of the proposals voted upon at the Annual Meeting are as follows:

	For	Against	Withheld	Abstain	Broker Non-Vote
1. a) Election of J. Thomas Bouchard	71,964,702	—	1,536,500	—	—
b) Election of Rozanne L. Ridgway	72,239,944	—	1,261,258	—	—
c) Election of Edward J. Zore	70,059,950	—	3,441,252	—	—

2. Increase the number of shares authorized for issuance under the Manpower 1990 Employee Stock Purchase Plan	66,941,456	1,201,866	—	430,483	—

3. Approval of amendments to the 2003 Equity Incentive Plan of Manpower Inc.	64,131,414	4,007,584	—	434,807	—

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, PricewaterhouseCoopers LLP, during 2005:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)	consultation regarding appropriate handling of items on tax returns, required disclosures, elections and filing positions available to the Company;

(c)	assistance with tax audits and examinations, including providing technical advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, U.S. treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(d)	advice and assistance with respect to transfer pricing matters, including the preparation of reports used by the Company to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions;

(e)	advice regarding tax issues relating to the Company’s internal reorganizations;

(f)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(g)	reviews of the Company’s quarterly financial statements;

(h)	audits of the Company’s pension and other employee benefit plans;

(i)	consultation regarding current, proposed and newly adopted accounting pronouncements;

(j)	assistance with filing for approval for accounting at a shared service center;

(k)	review of earn-out calculation for a recent foreign acquisition; and

(l)	purchase of a consolidation and annual report preparation software package for a foreign subsidiary.

Entry into a Material Definitive Agreement

At our April 26, 2005 Annual Meeting of Shareholders, our shareholders approved an amendment to the Manpower 1990 Employee Stock Purchase Plan to increase the total number of shares of our common stock authorized for issuance under the plan from 2,250,000 shares to 2,900,000 shares.

Also on April 26, 2005, our shareholders approved the following amendments to the 2003 Equity Incentive Plan of Manpower Inc.:

Addition of Performance Share Units and Restricted Stock Units. As amended and restated, the 2003 plan allows the grant of performance share units and restricted stock units to employees and directors.

Addition of Performance Goal Features. As amended and restated, the 2003 plan provides the flexibility to grant performance-based awards designed to satisfy the requirements for deductibility of compensation under Section 162(m) of the U.S. Internal Revenue Code. Our shareholders approved a number of specified performance goals under the 2003 plan, which qualify certain grants of restricted stock, restricted stock units and performance share units granted to our executive officers under the 2003 plan as performance-based compensation for purposes of Section 162(m).

Increase in and Amendment of Limits on Restricted Stock and Deferred Stock Awards. Under the 2003 plan, the maximum number of shares which may be issued, subject to adjustment as described below, is 4,500,000 shares of common stock, which we refer to as the plan limit. No amendments have been made to the plan limit. As to certain types of so-called “full-value awards,” the 2003 plan previously limited the number of shares of restricted stock and deferred stock that can be granted under the plan to 200,000 shares, which we refer to as the full-value plan limit, and limited the value of shares that an individual employee is eligible to receive through awards of restricted stock and deferred stock during any three-year period to $4,000,000 (valuing the shares at their market price on the business day immediately preceding the date of grant), which we refer to as the full-value individual limit. As amended and restated, the 2003 plan applies the full-value plan and individual limits to all full-value awards (restricted stock, restricted stock units, performance share units and deferred stock) granted under the 2003 plan, and the plan limit is increased by 600,000 shares so that the new full-value plan is limited to 800,000 shares. In addition, under the amended and restated 2003 plan, the full-value individual limit is changed such that the $4,000,000 full-value individual limit no longer applies and the maximum amount of full-value awards (measured in shares or awards representing shares) that can be granted to an individual employee in any one fiscal year is 150,000 shares.

Changes in Share-Counting Provisions. For purposes of determining the maximum number of shares available for issuance, the 2003 plan previously provided that shares which are used in settlement of tax withholding obligations with respect to an award, as well as shares use in full or partial payment of the exercise price of a stock option, would not be treated as having been issued under the 2003 plan. Under the amended and restated 2003 plan, shares exchanged or withheld to pay the exercise price of an option or to satisfy tax withholding obligations are not available for future grant purposes under the plan. In addition, the amended and restated 2003 plan provides that all underlying shares to which the exercise of an SAR relates reduces the number of shares available for issuance under the plan.

The foregoing description of the amendments to the 1990 plan and the 2003 plan is qualified in its entirety by the text of the 1990 plan and the 2003 plan, each as amended and restated effective April 26, 2005, which are incorporated herein by reference to Appendices B and C, respectively, to our Proxy Statement for the Annual Meeting of Shareholders held on April 26, 2005.

Item 6 – Exhibits

10.1	Amendment to Five-Year Credit Agreement Dated as of March 14, 2005.

10.2	Severance Agreement between Manpower Inc. and Owen J. Sullivan dated as of August 18, 2003. *

10.3	Nonstatutory Stock Option Agreement between Manpower Inc. and Jeffrey A. Joerres dated as of February 16, 2005. *

10.4	Nonstatutory Stock Option Agreement between Manpower Inc. and Michael J. Van Handel dated as of February 16, 2005. *

10.5	Restricted Stock Agreement between Manpower Inc. and Jeffrey A. Joerres dated as of February 16, 2005. *

10.6	Restricted Stock Agreement between Manpower Inc. and Michael J. Van Handel dated as of February 16, 2005. *

10.7	Restricted Stock Agreement between Manpower Inc. and Jeffrey A. Joerres dated as of February 16, 2005. *

10.8	Restricted Stock Agreement between Manpower Inc. and Michael J. Van Handel dated as of February 16, 2005. *

10.9	1990 Employee Stock Purchase Plan (Amended and Restated Effective April 26, 2005), incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders held on April 26, 2005. *

10.10	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 26, 2005), incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders held on April 26, 2005. *

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: April 29, 2005	/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President, Chief Financial Officer, and Secretary (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Five-Year Credit Agreement Dated as of March 14, 2005.

10.2	Severance Agreement between Owen J. Sullivan and Manpower Inc. dated as of August 18, 2003.

10.3	Nonstatutory Stock Option Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2005.

10.4	Nonstatutory Stock Option Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2005.

10.5	Restricted Stock Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2005.

10.6	Restricted Stock Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2005.

10.7	Restricted Stock Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2005.

10.8	Restricted Stock Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2005.

10.9	1990 Employee Stock Purchase Plan (Amended and Restated Effective April 26, 2005), incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders held on April 26, 2005.

10.10	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 26, 2005), incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders held on April 26, 2005.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.