Form 10-Q
period 2005-06-30
MANPOWER INC /WI/
filed 2005-07-29
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

June 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 27, 2005
Common Stock, $.01 par value	87,127,653

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	June 30, 2005	December 31, 2004
CURRENT ASSETS:

Cash and cash equivalents	$363.3	$531.8
Accounts receivable, less allowance for doubtful accounts of $82.7 and $91.4, respectively	3,084.7	3,227.8
Prepaid expenses and other assets	92.7	161.4
Future income tax benefits	107.7	96.5

Total current assets	3,648.4	4,017.5

OTHER ASSETS:

Goodwill and other intangible assets, less accumulated amortization of $67.7 and $65.0, respectively	1,268.2	1,297.0
Other assets	307.0	305.5

Total other assets	1,575.2	1,602.5

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment	641.5	669.8
Less: accumulated depreciation and amortization	441.3	446.7

Net property and equipment	200.2	223.1

Total assets	$5,423.8	$5,843.1

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2005	December 31, 2004
CURRENT LIABILITIES:

Accounts payable	$710.8	$687.1
Employee compensation payable	135.0	156.0
Accrued liabilities	470.3	505.7
Accrued payroll taxes and insurance	519.2	569.6
Value added taxes payable	413.6	457.8
Short-term borrowings and current maturities of long-term debt	27.0	225.7

Total current liabilities	2,275.9	2,601.9

OTHER LIABILITIES:

Long-term debt	727.1	676.1
Other long-term liabilities	381.4	391.1

Total other liabilities	1,108.5	1,067.2

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 100,591,594 and 100,236,635 shares, respectively	1.0	1.0
Capital in excess of par value	2,324.9	2,296.4
Retained earnings	128.0	51.0
Accumulated other comprehensive income	31.4	109.4
Treasury stock at cost, 13,567,805 and 9,946,475 shares, respectively	(445.9)	(283.8)

Total shareholders’ equity	2,039.4	2,174.0

Total liabilities and shareholders’ equity	$5,423.8	$5,843.1

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
Revenues from services	$4,053.7	$3,622.4	$7,812.4	$6,956.5
Cost of services	3,314.5	2,943.1	6,391.2	5,660.7

Gross profit	739.2	679.3	1,421.2	1,295.8

Selling and administrative expenses	629.5	584.1	1,249.0	1,144.4

Operating profit	109.7	95.2	172.2	151.4

Interest and other expenses	11.3	12.3	23.0	8.3

Earnings before income taxes	98.4	82.9	149.2	143.1

Provision for income taxes	35.9	29.8	54.5	50.4

Net earnings	$62.5	$53.1	$94.7	$92.7

Net earnings per share	$.71	$.59	$1.06	$1.06

Net earnings per share – diluted	$.70	$.56	$1.03	$.99

Weighted average common shares	88.6	89.6	89.2	87.7

Weighted average common shares – diluted	89.5	97.4	93.2	96.0

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	6 Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$94.7	$92.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45.5	41.4
Amortization of discount on convertible debentures	1.9	3.9
Deferred income taxes	(6.8)	(8.9)
Provision for doubtful accounts	8.2	12.2
Other non-operating gains	—	(14.2)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(140.9)	(245.1)
Other assets	(23.9)	13.3
Other liabilities	119.7	172.3

Cash provided by operating activities	98.4	67.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36.1)	(27.0)
Acquisitions of businesses, net of cash acquired	(3.1)	(103.6)
Proceeds from the sale of an equity interest	—	29.8
Proceeds from the sale of property and equipment	3.1	3.8

Cash used by investing activities	(36.1)	(97.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	1.6	8.7
Proceeds from long-term debt	716.7	92.1
Repayments of long-term debt	(544.1)	(92.1)
Cash paid to settle convertible debentures	(206.6)	—
Proceeds from settlement of swap agreements	50.7	—
Proceeds from stock option and purchase plans	9.2	52.8
Repurchases of common stock	(203.5)	—
Dividends paid	(17.6)	(9.1)

Cash (used) provided by financing activities	(193.6)	52.4

Effect of exchange rate changes on cash	(37.2)	(8.8)

Net (decrease) increase in cash and cash equivalents	(168.5)	14.2
Cash and cash equivalents, beginning of year	531.8	426.2

Cash and cash equivalents, end of period	$363.3	$440.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$23.2	$18.8

Income taxes paid	$37.9	$40.7

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2005 and 2004

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

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$62.5	$53.1	$94.7	$92.7
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.2)	(2.7)	(5.4)	(4.7)

Pro forma net earnings	59.3	50.4	89.3	88.0
Add: Amortization of discount on convertible debentures, net of taxes	—	1.2	1.2	2.4

Pro forma net earnings – diluted	$59.3	$51.6	$90.5	$90.4

Net earnings per share:
As reported	$0.71	$0.59	$1.06	$1.06
Pro forma	$0.68	$0.57	$1.01	$1.01

Net earnings per share – diluted:
As reported(1)	$0.70	$0.56	$1.03	$0.99
Pro forma(1)	$0.67	$0.53	$0.98	$0.95

(1)	2004 amounts have been restated to include the convertible debentures using the “if-converted” method in accordance with EITF 04-8. See note 5 for further information.

During the second quarter of 2005 and 2004, we recognized $.4 and $.2 of expense, net of tax, respectively, related to restricted stock grants and for the first six months of 2005 and 2004, we recognized $.8 and $.3, respectively.

(2) Recently Issued Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. In April 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS 123R to be the first annual period beginning after June 15, 2005. The proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We plan to adopt SFAS 123R in the first quarter of 2006 and are currently evaluating which method of adoption we will use.

During December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have performed our initial assessment of the potential impact of repatriating foreign earnings under the provisions of the Jobs Act. Based on that assessment, any impact of foreign repatriations under the Jobs Act would not be material to our consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”), which requires leasehold improvements that are placed in service significantly after and not contemplated near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. We will adopt EITF 05-6 in the third quarter of 2005 and do not expect it to have a material impact on our consolidated financial statements.

(3) Acquisitions

On January 22, 2004, we completed our exchange offer to acquire Right Management Consultants, Inc. (“RMC”), the world’s largest career transition and organizational consulting services firm, operating through over 300 offices in 35 countries. The results of RMC’s operations are included in our consolidated financial statements since that date. The pro forma consolidated results to combine the historical results of our operations and RMC’s operations for the six months ended June 30, 2004 to reflect the acquisition as if it had been completed on January 1, 2004 are below.

6 Months Ended
June 30, 2004
Revenue from services	$6,980.5
Net earnings	93.5
Net earnings per share	$1.05
Net earnings per share – diluted	$1.00

In connection with the acquisition of RMC, we established reserves for severances and other office closure costs related to streamlining RMC’s worldwide operations that totaled $24.5. As of June 30, 2005, approximately $14.0 has been paid from these reserves, of which $6.2 was paid in 2005.

(4) Income Taxes

We provided for income taxes during the second quarter of 2005 at a rate of 36.5%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, U.S. taxes on foreign earnings, and U.S. state income taxes. For the year ended December 31, 2004 we provided for income taxes at a rate of 33.5%, which included the impact of non-operating gains and the reversal of a tax contingency reserve. Excluding these items, the 2004 effective tax rate would have been 36.0%. The estimated effective tax rate for 2005 is slightly higher than the 2004 rate due to changes in the mix of expected taxable income.

(5) Earnings Per Share

During September 2004, the Emerging Issues Task Force (“EITF”) issued EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. EITF 04-8 also requires restatement of previously reported earnings per share. Our unsecured zero-coupon convertible debentures, issued August 17, 2001 and redeemed March 30, 2005, had such a feature, and therefore we have restated our 2004 Net Earnings Per Share – Diluted, in accordance with EITF 04-8 as follows:

	3 Months Ended June 30, 2004	6 Months Ended June 30, 2004
Net Earnings Per Share - Diluted
As Reported	$0.56	$1.01
As Restated	$0.56	$0.99

On February 28, 2005, we called our convertible debentures, which resulted in 1,378,670 shares being issued as of March 30, 2005 for those debentures that were converted to shares. The remaining debentures were settled for cash. (See footnote 6 for further information.) The dilutive effect of these debentures is included in our Net Earnings Per Share—Diluted calculation using the “if-converted” method, in accordance with EITF 04-8, for the period January 1, 2005 through March 29, 2005.

The calculations of Net Earnings Per Share and Net Earnings Per Share – Diluted are as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
Net Earnings Per Share:
Net earnings available to common shareholders	$62.5	$53.1	$94.7	$92.7
Weighted average common shares outstanding (in millions)	88.6	89.6	89.2	87.7

	$0.71	$0.59	$1.06	$1.06

Net Earnings Per Share – Diluted:
Net earnings	$62.5	$53.1	$94.7	$92.7
Add: Amortization related to convertible debt, net of taxes	—	1.2	1.2	2.4

Net earnings available to common shareholders	$62.5	$54.3	$95.9	$95.1

Weighted average common shares outstanding (in millions)	88.6	89.6	89.2	87.7
Effect of restricted stock grants	0.2	0.1	0.2	0.1
Effect of dilutive stock options	0.7	1.6	0.8	2.1
Effect of convertible debentures	—	6.1	3.0	6.1

	89.5	97.4	93.2	96.0

	$0.70	$0.56	$1.03	$0.99

The calculation of Net Earnings Per Share – Diluted does not include certain stock option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were 2,200,000 and 200,000 of such options excluded from the calculation for the three months ended June 30, 2005 and 2004, respectively. There were 1,300,000 and 200,000 of such options excluded from the calculation for the six months ended June 30, 2005 and 2004, respectively.

(6) Debt

On June 1, 2005, we offered and sold €300.0 aggregate principal amount of 4.50% notes due June 1, 2012 (the “€300.0 Notes”). Net proceeds of approximately €297.7 ($372.3) were used to repay a portion of the outstanding indebtedness under our revolving credit agreement and U.S. Receivables Facility, to fund our share repurchase program, and for general corporate purposes. The €300.0 Notes were issued at a price of 99.518% to yield an effective interest rate of 4.58%. The discount of €1.4 million ($1.8) will be amortized to interest expense over the term of the notes. Interest is payable annually on June 1. The €300.0 Notes are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. We may redeem the €300.0 Notes, in whole but not in part, at our option at any time for a redemption price as defined in the agreement. These notes also contain certain customary restrictive covenants and events of default. The €300.0 Notes, along with our other Euro-denominated borrowings, have been designated as a hedge of our net investment in subsidiaries with a Euro functional currency. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, all translation gains or losses related to these borrowings are included as a component of Accumulated Other Comprehensive Income.

Our €150.0 notes ($198.4), due March 2005, were retired on March 7, 2005 with available cash. In September 2002, we entered into derivative financial instruments, to swap these notes to floating U.S. LIBOR, which expired concurrently with the notes. Gains and losses arising from foreign currency exchange rate fluctuations throughout the contract term on the derivative instruments were recorded in the consolidated statements of operations, offsetting the foreign currency exchange gain or loss recorded on the notes. Cash received from settlement of the foreign currency component of these derivative financial instruments was approximately $50.7, resulting in a net repayment of $147.7 related to the €150.0 notes (reflected in cash flows from financing activities on the consolidated statements of cash flows.) The interest rate swap components of these derivative financial instruments were designated as a fair value hedge, which offset changes in the fair value of the notes that were due to interest rate fluctuations. Changes in the fair values of these interest rate swap components and the notes, throughout the term of the agreements, were reflected in the consolidated statements of operations.

On February 28, 2005, we elected to call our Zero Coupon Convertible Debentures due August 17, 2021 (the “Debentures”) at a redemption price of $613.99 per $1,000 of principal amount at maturity of the Debentures. Under the Indenture, the Debentures could be converted at a conversion rate of 13.9559 shares of Manpower common stock per $1,000 of principal amount at maturity of Debentures, at the option of the debenture holders. On March 30, 2005, the Debentures were redeemed, and of the $435.2 principal amount at maturity of Debentures, $336.4 principal amount at maturity was redeemed for an aggregate cash payment of $206.6, and $98.8 principal amount at maturity ($60.6 in accreted value) was converted into 1,378,670 shares of Manpower common stock. These shares were issued from Treasury Stock at the average price per treasury share, which totaled $41.4, with the remaining $19.2 recorded as Capital in Excess of Par Value. The cash payment was financed through borrowings under our U.S. Receivables Facility ($187.0) and our revolving credit agreement ($20.0).

(7) Accounts Receivable Securitization

In July 2005, we amended our U.S. Receivables Facility to extend its maturity to July 2006. Among other changes, the agreement was amended to remove the ratings trigger provision clause that would have caused an event of termination if our long-term debt rating was lowered to non-investment grade. With this amendment we no longer have any financing agreements with prepayment requirements that would trigger solely based on our long-term debt rating being lowered to non-investment grade. As of June 30, 2005, there were no borrowings outstanding under this agreement.

(8) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	Defined Benefit Pension Plans
	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
Service cost	$2.8	$2.4	$5.7	$5.0
Interest cost	3.1	2.5	6.2	5.0
Expected return on assets	(2.5)	(2.1)	(5.0)	(4.3)
Amortization of unrecognized loss	0.7	0.7	1.5	1.3

Total benefit cost	$4.1	$3.5	$8.4	$7.0

	Retiree Health Care Plan
	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.3	0.4	0.7	0.7
Amortization of unrecognized gain	(0.1)	(0.2)	(0.2)	(0.3)

Total benefit cost	$0.3	$0.3	$0.7	$0.6

For the three and six months ended June 30, 2005 contributions made to our pension plans were $4.4 and $9.1, respectively. For the three and six months ended June 30, 2005 contributions made to our retiree health care plan were $0.3 and $0.5, respectively. We continue to expect total contributions of $17.9 to our pension plans and $1.2 to our retiree health care plan during 2005.

(9) Shareholders’ Equity

The components of Comprehensive Income, net of tax, are as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$62.5	$53.1	$94.7	$92.7
Other comprehensive income:
Foreign currency translation (loss)	(46.4)	(32.0)	(80.1)	(24.0)
Unrealized gain on investments	0.7	0.2	2.2	1.3
Unrealized (loss) gain on derivatives	(0.9)	2.5	(0.1)	0.8

Comprehensive income	$15.9	$23.8	$16.7	$70.8

During the three and six months ended June 30, 2005, we repurchased a total of 3,935,000 and 5,000,000 shares of common stock, respectively, for a total cost of $156.3 and $203.5 respectively. There are no shares of common stock remaining available for repurchase under the authorization approved by the Board of Directors in October 2004.

On April 26, 2005, the Board of Directors declared a cash dividend of $0.20 per share, which was paid on June 14, 2005 to shareholders of record on June 3, 2005.

(10) Interest and Other Expenses

Interest and Other Expenses consists of the following:

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
Interest expense	$10.7	$12.0	$22.3	$23.1
Interest income	(2.1)	(1.6)	(4.4)	(4.0)
Foreign exchange (gain) loss	(0.6)	0.2	0.2	0.3
Miscellaneous expense (income), net	3.3	1.7	4.9	(11.1)

Interest and other expenses	$11.3	$12.3	$23.0	$8.3

Miscellaneous Expense (Income), Net for the six months ended June 30, 2004 includes non-operating gains of $14.2 (approximately $0.11 per share – diluted), primarily related to the sale of our equity interest in a European internet job board.

(11) Segment Data

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
Revenues from Services:
United States (a)	$506.7	$517.3	$982.6	$991.9
France	1,408.3	1,278.3	2,655.8	2,414.8
EMEA	1,419.1	1,202.2	2,752.2	2,343.1
Jefferson Wells	93.5	76.6	186.2	127.1
Right	108.5	119.9	212.5	221.7
Other Operations	517.6	428.1	1,023.1	857.9

Consolidated (a)	$4,053.7	$3,622.4	$7,812.4	$6,956.5

Operating Unit Profit:
United States	$18.0	$14.1	$22.9	$16.9
France	41.5	39.4	69.0	68.2
EMEA	38.4	26.2	53.4	39.9
Jefferson Wells	9.3	11.1	17.4	13.1
Right	9.3	12.6	19.1	21.7
Other Operations	13.2	9.6	25.7	24.9

Consolidated	129.7	113.0	207.5	184.7
Corporate expenses	16.7	14.4	28.8	27.6
Amortization of other intangible assets	3.3	3.4	6.5	5.7
Interest and other expense	11.3	12.3	23.0	8.3

Earnings before income taxes	$98.4	$82.9	$149.2	$143.1

(a)	In the United States, where a majority of our franchises operate, Revenues from Services include fees received from franchise offices of $6.3 and $5.8 for the three months ended June 30, 2005 and 2004, respectively, and $11.7 and $12.0 for the six months ended June 30, 2005 and 2004, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $296.8 and $289.7 for the three months ended June 30, 2005 and 2004, respectively, and $574.4 and $552.7 for the six months ended June 30, 2005 and 2004, respectively.

Our consolidated Revenues from Services include fees received from our franchise offices of $8.8 and $7.9 for the three months ended June 30, 2005 and 2004, respectively, and $17.1 and $16.1 for the six months ended June 30, 2005 and 2004, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $375.7 and $350.4 for the three months ended June 30, 2005 and 2004, respectively, and $725.5 and $671.9 for the six months ended June 30, 2005 and 2004, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended June 30, 2005 and 2004

Revenues from Services increased 11.9% to $4,053.7 million for the second quarter of 2005 from the same period in 2004. Revenues were positively impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 8.2%. Excluding dispositions made during the third quarter of 2004, revenues increased 12.2%, or 8.5% on an organic constant currency basis. This growth rate is a result of increased demand for our services in many of our markets, including EMEA, Jefferson Wells, and Other Operations, where revenues increased 13.6%, 22.0%, and 15.9%, respectively, on a constant currency basis. (See Financial Measures on pages 20 and 21 for further information on constant currency and organic constant currency.)

Gross Profit increased 8.8% to $739.2 million for the second quarter of 2005. In constant currency, Gross Profit increased 5.4%. Gross Profit Margin was 18.2%, a decrease of 60 basis points (0.6%) from the second quarter of 2004. This decline in Gross Profit Margin is due to the following (along with the impact of each on consolidated Gross Profit Margin): margin declines in EMEA (-0.21%), France (-0.20%), and Jefferson Wells (- 0.13%); and a change in the mix of services provided (-0.24%); partially offset by a margin increase in Other Operations (+0.05%), and a 39.2% increase in permanent placement fees (+0.22%). The change in the mix of services provided is primarily due to a lower portion of our revenues coming from the Right segment, which has a relatively higher gross profit margin. Dispositions did not impact Gross Profit Margin for the second quarter of 2005 compared to the second quarter of 2004.

Selling and Administrative Expenses increased 7.8% from the second quarter of 2004, to $629.5 million in the second quarter of 2005. These expenses increased 4.4% in constant currency. This increase is primarily due to the increase in business volumes and investments made in the permanent placement business and in new office openings in France, EMEA and Japan. Dispositions did not impact the change in these expenses. As a percent of revenues, Selling and Administrative Expenses were 15.5% in the second quarter of 2005 compared to 16.1% in the second quarter of 2004. This improvement reflects a combination of cost control efforts and productivity gains as most expense components have increased at a lower rate than revenue growth.

Operating Profit increased 15.2% for the second quarter of 2005 compared to 2004, with an Operating Profit Margin of 2.7% in 2005 compared to 2.6% in 2004. On a constant currency basis, Operating Profit increased 11.2%, which reflects the favorable impact of the cost control efforts and productivity gains, offset by the decline in Gross Profit Margin.

Interest and Other Expenses were $11.3 million in the second quarter of 2005 compared to $12.3 million for the same period in 2004. Net interest expense decreased $1.8 million in the quarter to $8.6 million due primarily to lower borrowing levels. Translation gains in the second quarter of 2005 were $0.6 million compared to losses of $0.2 in the year earlier period. Miscellaneous Expenses, Net, which consists of bank fees and other non-operating income and expenses, was $3.3 million in the second quarter of 2005 compared to $1.7 million in the second quarter of 2004.

We provided for income taxes during the second quarter of 2005 at a rate of 36.5%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, U.S. taxes on foreign earnings, and U.S. state income taxes. For the year ended December 31, 2004 we provided for income taxes at a rate of 33.5%, which included the impact of non-operating gains and the reversal of a tax contingency reserve. Excluding these items, the 2004 effective tax rate would have been 36.0%. The estimated effective tax rate for 2005 is slightly higher than the 2004 rate due to changes in the mix of expected taxable income. Net Earnings Per Share – Diluted increased 25.0% to $.70 in the second quarter of 2005 compared to $0.56 in the second quarter of 2004. In constant currency, Net Earnings Per Share – Diluted increased 21.4%. Higher foreign currency exchange rates positively impacted Net Earnings Per Share – Diluted by approximately $0.02 in the second quarter of 2005. Weighted-Average Shares—Diluted were 89.5 million in the second quarter of 2005, a decline of 8.1% from the second quarter of 2004. This decline is primarily a result of the redemption of our Convertible Debentures in March of 2005 and the repurchase of 5 million shares of our common stock during the first six months of 2005.

During September 2004, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. EITF 04-8 also requires restatement of previously reported earnings per share. Our convertible debentures, issued August 2001, had such a feature, and therefore we have restated Net Earnings Per Share – Diluted for the second quarter of 2004.

Segment Operating Results

United States

In the United States, revenues decreased 2.1% in the second quarter of 2005 compared to the second quarter of 2004. Excluding the impact of Transpersonnel, our truck driving operation that was disposed of in July 2004, revenues remained relatively flat, decreasing 0.3%. This slight decrease reflects a decrease in staffing volume, offset by an increase in our permanent placement business. Revenues decreased 0.9% for the first half of 2005 compared to 2004, but increased 1.0% excluding dispositions.

The Gross Profit Margin increased during the second quarter of 2005 compared to the second quarter of 2004 and compared to the first quarter of 2005. The margin increases are primarily due to increases in permanent placement and consulting revenue.

Selling and Administrative Expenses continue to be well controlled, and decreased in the second quarter of 2005 and the first six months of 2005 compared to the prior year periods.

Operating Unit Profit (“OUP”) Margin in the United States improved to 3.5% in the second quarter of 2005 compared to 2.7% in the second quarter of 2004 due to the increase in Gross Profit Margin coupled with the decrease in Selling and Administrative Expenses. For the first half of 2005, OUP Margin was 2.3% compared to 1.7% in 2004.

France

In France, revenues increased 10.2% (5.6% in Euro) during the second quarter of 2005 compared to 2004. This growth rate in Euro is consistent with that experienced in the first quarter of 2005. Revenues in the first half of 2005 are 10.0% (5.2% in Euro) above prior year levels.

The Gross Profit Margin declined in the second quarter of 2005 compared to 2004 as a result of continued pricing pressures in the French market.

Selling and Administrative Expenses increased during the second quarter of 2005 compared to the second quarter 2004, primarily due to investments made in new offices and in the permanent placement business. Expenses as a percentage of revenue declined in the quarter, despite these investments.

During the second quarter of 2005 and 2004, OUP Margin in France was 2.9% and 3.1%, respectively, and 2.6% and 2.8% for the first half of 2005 and 2004, respectively. This decrease primarily reflects the decline in Gross Profit Margin levels, partially offset by productivity improvements.

EMEA

In EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France), revenues increased 18.0% in the second quarter of 2005 compared to the second quarter of 2004 (an increase of 13.6% on a constant currency basis). Local currency revenue growth was experienced in all major markets during the quarter, with the highest growth rates reported in Elan, Spain, Germany, and the Nordics. Permanent placement revenues have increased over 40% (over 30% on a constant currency basis) for both the second quarter and the first six months of 2005 as a result of our investments in this business.

The Gross Profit Margin declined in the second quarter of 2005 compared to the second quarter of 2004, due primarily to continued pricing pressures throughout the segment.

Selling and Administrative Expenses continue to be well controlled despite investments in new offices and in the permanent placement business. Expenses as a percentage of revenues declined in the quarter compared to the second quarter of 2004 due primarily to productivity improvements.

OUP Margin for EMEA was 2.7% and 2.2% for the second quarter of 2005 and 2004, respectively, and 1.9% and 1.7% for the first half of 2005 and 2004, respectively. This margin improvement reflects the productivity improvements offset by the decline in Gross Profit Margin.

Jefferson Wells

Revenues for Jefferson Wells in the second quarter of 2005 increased 22.0% compared to the second quarter of 2004 as demand for technology risk management, internal audit, and non-Sarbanes-Oxley control services more than offset the decline in Sarbanes-Oxley related control services. Revenues in the first half of 2005 are 46.5% above prior year levels. Approximately 14% of Jefferson Wells’ revenues for the first six months of 2005 were generated from providing services to one customer. We do not anticipate a significant change during the coming year in the current level of services to this customer which would have a significant impact on the segment operating results.

The Gross Profit Margin declined in the second quarter of 2005 compared to the second quarter of 2004, due primarily to lower utilization of permanent staff. Margins improved slightly from the first quarter of 2005 due to higher utilization of permanent staff in the second quarter.

Selling and Administrative Expenses have been well controlled but have increased 17.7% compared to the second quarter of 2004 to support the increased revenue level. As a percentage of revenue, expenses have declined compared to the second quarter of 2004. Expense increases are primarily due to variable expenses, such as commissions and broad-based incentive compensation costs associated with the increased volume of business and improved profitability. Investments in new offices are also being made in the U.S. and foreign markets.

The OUP Margin for Jefferson Wells in the second quarter of 2005 was 10.0% compared to 14.5% in the second quarter of 2004. This decrease is primarily due to the decline in Gross Profit Margin due to lower utilization of permanent staff. For the first six months of 2005, the OUP margin was 9.3% compared to 10.3% in 2004.

Right

On January 22, 2004, we completed our exchange offer to acquire RMC, the world’s largest career transition and organizational consulting services firm, operating through over 300 offices in 35 countries. The results of RMC’s operations are included in our consolidated financial statements since that date. We have merged our Empower operations into RMC, and the results of the combined entity are reported as the “Right” segment.

Revenues for Right in the second quarter of 2005 decreased 9.6% compared to the second quarter of 2004 (a decrease of 12.0% on a constant currency basis). This decrease is the result of lower demand for the career transition services, as economies in major markets continue to improve, offset by improving demand for Right’s organizational consulting services. Revenues in the first half of 2005 were 4.2% below prior year (a decrease of 6.6% in constant currency).

Gross Profit Margin for the second quarter of 2005 increased from the second quarter of 2004 as a result of changes in the mix of business between career transition and organizational consulting services.

Selling and Administrative Expenses decreased in the second quarter of 2005 compared to the second quarter of 2004 due to good expense management in response to the slowing revenue levels. Expenses as a percent of revenues were higher in the second quarter of 2005 compared to 2004 as cost reductions were less than the decline in revenues.

OUP Margin for Right was 8.6% in the second quarter of 2005 compared to 10.4% for the same period in 2004. This decline is due to the increase in Selling and Administrative Expenses as a percent of revenue. OUP Margin for the first half of 2005 was 9.0% compared to 9.8% in the first half of 2004.

Other Operations

Revenues of Other Operations increased 20.9% (15.9% in constant currency) during the second quarter of 2005 compared to 2004. Excluding dispositions, revenues increased 21.4%. The year-over-year growth rate, in constant currency, is a slight improvement from that experienced during the first quarter of 2005. Revenue increases for the second quarter, in constant currency, were experienced in virtually all markets in this segment, including Japan, Mexico and Argentina, which experienced revenue growth rates of 9%, 25%, and 36%, respectively. For the first half of 2005, revenues for this segment have increased 19.3% from the year earlier period (15.4% in constant currency).

The Gross Profit Margin increased in the second quarter of 2005 compared to 2004 as improved margins in certain markets, including Australia and Argentina, offset the margin decline in Japan due to higher social costs. Margins in Japan have improved from the first quarter of 2005 as we have been able to pass on the increased social costs through higher bill rates.

Selling and Administrative Expenses increased in the second quarter of 2005 compared to the second quarter of 2004 to support the increasing revenue levels and as a result of investments in new office openings and permanent placement business in certain markets, but decreased as a percent of revenue.

The OUP Margin for Other Operations in the second quarter of 2005 was 2.5% compared to 2.2% for the same period in 2004. This improvement is primarily due to the increase in Gross Profit Margin. OUP Margin for the first half of 2005 and 2004 was 2.5% and 2.9%, respectively. This decrease is primarily due to higher Selling and Administrative Expenses, as the increase in these expenses exceeded the growth in revenues for the first half of the year.

Operating Results - Six Months Ended June 30, 2005 and 2004

Revenues from Services increased 12.3% to $7,812.4 million for the first half of 2005 from the same period in 2004. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 8.5%. Excluding dispositions, revenues increased 12.7% or 8.8% on an organic constant currency basis. This growth rate is a result of improving economic conditions and increased demand for our services in many of our markets, including EMEA, Jefferson Wells, and Other Operations, where revenues increased 12.7%, 46.5%, and 15.4%, respectively, on a constant currency basis. (See Financial Measures on pages 20 and 21 for further information on constant currency and organic constant currency.)

Gross Profit increased 9.7% to $1,421.2 million for the first six months of 2005. In constant currency, Gross Profit increased 6.1% compared to the first half of 2004. Gross Profit Margin was 18.2%, a decrease of 40 basis points (.40%) from the first half of 2004. This decline in Gross Profit Margin is due to the following (along with the impact of each on consolidated Gross Profit Margin): margin declines in EMEA (-0.23%), France (-0.21%), Jefferson Wells (-0.11%), and Japan (-0.08%); partially offset by a 32.1% increase in permanent placement fees (0.19%). Dispositions did not impact Gross Profit Margin for the first half of 2005 compared to the year earlier period.

Selling and Administrative expenses increased 9.1% from the first six months of 2004, to $1,249.0 million in the first six months of 2005. These expenses increased 5.7% in constant currency. This increase is primarily due to the increase in business volumes and investments made in the permanent placement business and in new office openings in France, EMEA and Japan. Dispositions did not impact the change in expenses. As a percent of revenues Selling and Administrative Expenses were 16.0% of revenues in the first half of 2005 compared to 16.4% in the first half of 2004. This improvement reflects a combination of cost control efforts and productivity gains as most expense components have increased at a lower rate than revenue growth.

Operating Profit increased 13.7% for the first half of 2005 compared to 2004, with an Operating Profit Margin of 2.2%, the same as that in 2004, which reflects the favorable impact of the cost control efforts and productivity gains, offset by the decline in Gross Profit Margin. On a constant currency basis, Operating Profit increased 9.5%.

Interest and Other Expenses were $23.0 million the first six months of 2005 compared to $8.3 million for the same period in 2004. Net Interest Expense decreased $1.2 million in the first six months of 2005 to $17.9 million due primarily to the lower borrowing levels in 2005. Translation losses in the first half of 2005 were $0.2 million compared to a loss of $0.3 million in the year earlier period. Miscellaneous Expense (Income), Net, which consists of bank fees and other non-operating income and expenses, was expense of $4.9 million in the first half of 2005 compared to income of $11.1 million in the first half of 2004. The income in 2004 includes non-operating gains of $14.2 million (approximately $.11 per share—diluted), primarily related to the sale of our equity interest in a European internet job board. Net proceeds from this transaction were $29.8 million.

We provided for income taxes during the second quarter of 2005 at a rate of 36.5%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, U.S. taxes on foreign earnings, and U.S. state income taxes. For the year ended December 31, 2004 we provided for income taxes at a rate of 33.5%, which included the impact of non-operating gains and the reversal of a tax contingency reserve. Excluding these items the 2004 effective tax rate would have been 36.0%. The estimated effective tax rate for 2005 is slightly higher than the 2004 rate due to changes in the mix of expected taxable income.

Net Earnings Per Share – Diluted increased 4.0% to $1.03 in the first six months of 2005 compared to $0.99 in the first six months of 2004. In constant currency, Net Earnings Per Share – Diluted increased 1.0%. The higher foreign currency exchange rates positively impacted Net Earnings Per Share – Diluted by approximately $.03 in the first half of 2005.

During September 2004, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. EITF 04-8 also requires restatement of previously reported earnings per share. Our convertible debentures, issued August 2001, had such a feature, and therefore we have restated Net Earnings Per Share – Diluted for the first six months of 2004.

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

	Three Months Ended June 30, 2005 compared to 2004
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (in Constant Currency)	Organic Constant Currency Variance
	(Unaudited)
Revenues from Services:
United States	$506.7	(2.1)%	—%	(2.1)%	(1.8)%	(0.3)%
France	1,408.3	10.2	4.6	5.6
EMEA	1,419.1	18.0	4.4	13.6
Jefferson Wells	93.5	22.0	—	22.0
Right	108.5	(9.6)	2.4	(12.0)
Other Operations	517.6	20.9	5.0	15.9

Manpower Inc.	$4,053.7	11.9	3.7	8.2	(0.3)	8.5

Gross Profit	$739.2	8.8	3.4	5.4	(0.1)	5.5
Selling and Administrative Expenses	$629.5	7.8	3.4	4.4	(0.2)	4.6
Operating Profit	$109.7	15.2	4.0	11.2	—	11.2

(a)	Represents amounts in millions for the three months ended June 30, 2005.

	Six Months Ended June 30, 2005 compared to 2004
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (in Constant Currency)	Organic Constant Currency Variance
	(Unaudited)
Revenues from Services:
United States	$982.6	(0.9)%	—%	(0.9)%	(1.9)%	1.0%
France	2,655.8	10.0	4.8	5.2
EMEA	2,752.2	17.5	4.8	12.7
Jefferson Wells	186.2	46.5	—	46.5
Right	212.5	(4.2)	2.4	(6.6)
Other Operations	1,023.1	19.3	3.9	15.4

Manpower Inc.	$7,812.4	12.3	3.8	8.5	(0.3)	8.8

Gross Profit	$1,421.2	9.7	3.6	6.1	(0.1)	6.2
Selling and Administrative Expenses	$1,249.0	9.1	3.4	5.7	(0.1)	5.8
Operating Profit	$172.2	13.7	4.2	9.5	(0.1)	9.6

(a)	Represents amounts in millions for the six months ended June 30, 2005.

Liquidity and Capital Resources

Cash provided by operating activities was $98.4 million in the first half of 2005 compared to $67.6 million for the first half of 2004. This increase is due to the higher earnings level coupled with lower working capital requirements in the first half of 2005 compared to the year earlier period. Cash provided by operating activities before changes in working capital requirements was $143.5 million in the first six months of 2005 compared to $127.1 million in the first six months of 2004.

Capital expenditures were $36.1 million in the first half of 2005 compared to $27.0 million during the first half of 2004. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

Accounts receivable decreased to $3,084.7 million as of June 30, 2005 from $3,227.8 million as of December 31, 2004. This decrease is primarily due to the impact of changes in foreign currency exchange rates, offset partially by increases due to the seasonality of the business. At December 31, 2004 exchange rates, the June 30, 2005 balance would have been approximately $276.0 million higher than reported.

Net debt repayments in the first six months of 2005 were $32.4 million compared to net debt borrowings of $8.7 million in the first six months of 2004. This change is the result of the redemption of the Convertible Debentures and the retirement of our €150.0 million Notes, offset by the issuance of our €300.0 million Notes.

On February 28, 2005, we elected to call our Zero Coupon Convertible Debentures due August 17, 2021 (the “Debentures”) at a redemption price of $613.99 per $1,000 of principal amount at maturity of the Debentures. Under the Indenture, the Debentures could be converted at a conversion rate of 13.9559 shares of Manpower common stock per $1,000 of principal amount at maturity of Debentures, at the option of the debenture holders. On March 30, 2005, the Debentures were redeemed, and of the $435.2 million principal amount at maturity of Debentures, $336.4 million principal amount at maturity was redeemed for an aggregate cash payment of $206.6 million and $98.8 million principal amount at maturity ($60.6 million in accreted value) was converted into 1,378,670 shares of Manpower common stock. These shares were issued from Treasury Stock at the average price per treasury share, which totaled $41.4 million. The remaining $19.2 million was recorded as Capital in Excess of Par Value. The cash payment was financed through borrowings under our U.S. Receivables Facility ($187.0 million) and our revolving credit agreement ($20.0 million).

Our €150.0 million notes ($198.4), due March 2005, were retired on March 7, 2005, with available cash. In September 2002, we entered into derivative financial instruments to swap these notes to floating U.S. LIBOR, which expired concurrently with the notes. Cash received from settlement of the foreign currency component of these derivative financial instruments was approximately $50.7 million, resulting in a net repayment of $147.7 million related to the €150.0 million notes (reflected in cash flows from financing activities on the consolidated statements of cash flows).

On June 1, 2005, we offered and sold €300.0 million aggregate principal amount of 4.50% notes due June 1, 2012 (the “€300.0 million Notes “). Net proceeds of approximately €297.7 million ($372.3 million) were used to repay a portion of the outstanding indebtedness under our revolving credit facility and U.S. Receivables Facility, to fund our share repurchase program, and for general corporate purposes.

The €300.0 million Notes were issued at a price of 99.518% to yield an effective interest rate of 4.58%. The discount of €1.4 million ($1.8 million) will be amortized to interest expense over the term of the notes. Interest is payable annually on June 1.

The €300.0 million Notes are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. We may redeem the €300.0 million Notes, in whole but not in part, at our option at any time for a redemption price as defined in the agreement. These notes also contain certain customary restrictive covenants and events of default.

The €300.0 million Notes, along with our other Euro-denominated borrowings, have been designated as a hedge of our net investment in subsidiaries with a Euro functional currency. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, all translation gains or losses related to these borrowings are included as a component of Accumulated Other Comprehensive Income.

As of June 30, 2005, we had borrowings of $121.1 million and letters of credit of $87.8 million outstanding under our $625.0 million revolving credit agreement, and there were no borrowings outstanding under our commercial paper program.

In July 2005, we amended our U.S. Receivables Facility to extend its maturity to July 2006. Among other changes, the agreement was amended to remove the ratings trigger provision clause that would have caused an event of termination if our long-term debt rating was lowered to non-investment grade. With this amendment we no longer have any financing agreements with prepayment requirements that would trigger solely based on our long-term debt rating being lowered to non-investment grade. As of June 30, 2005, there were no borrowings outstanding under this agreement.

We also maintain separate lines of credit with foreign financial institutions to meet the working capital needs of our foreign operations. As of June 30, 2005, such lines totaled $267.2 million, however this amount was reduced to $180.6 million in July 2005. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $113.6 million could be made under these lines as of June 30, 2005.

Certain of our debt agreements require, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreements, we had a Debt-to-EBITDA ratio of 1.47 to 1 and a fixed charge ratio of 2.78 to 1 as of June 30, 2005. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2005.

In October 2004, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $250.0 million. During the first six months of 2005, we repurchased a total of 5.0 million shares of common stock at a total cost of $203.5 million under this authorization. There are no shares of common stock remaining available for repurchase under this authorization. (See Item 2 for further information.)

On April 26, 2005, the Board of Directors declared a cash dividend of $0.20 per share, which was paid on June 14, 2005 to shareholders of record on June 3, 2005.

We have aggregate commitments related to debt repayments, operating leases and other commitments of $1,447.5 million as of June 30, 2005 compared to $1,614.2 million as of December 31, 2004. This decrease from December is primarily related to the net debt repayments and exchange rates on our foreign currency commitments.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $128.0 million and $115.3 million as of June 30, 2005 and December 31, 2004, respectively ($38.3 million and $37.6 million for guarantees, respectively, and $89.7 million and $77.7 million for stand-by letters of credit, respectively). Guarantees primarily relate to bank accounts, operating leases, and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

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

In France, we are currently under audit for payroll tax remittances made during 2001 and for remittances made during 2002 and 2003. In 2004, we received a preliminary notification for 2001 and have responded to the notification with additional information. In July 2005, we received a preliminary notification for 2002 and 2003. We currently do not expect a significant adjustment to our estimate of additional remittances as a result of this notification.

Recently Issued Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. In April 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS 123R to be the first annual period beginning after June 15, 2005. The proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We plan to adopt SFAS 123R in the first quarter of 2006 and are currently evaluating which method of adoption we will use.

During December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have performed our initial assessment of the potential impact of repatriating foreign earnings under the provisions of the Jobs Act. Based on our assessment, any impact of foreign repatriations under the Jobs Act would not be material to our consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”), which requires leasehold improvements that are placed in service significantly after and not contemplated near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. We will adopt EITF 05-6 in the third quarter of 2005 and do not expect it to have a material impact on our consolidated financial statements.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2004 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing, except for the repayment of our €150.0 million notes, the settlement of the derivative financial instruments to swap these notes, the redemption of our Zero Coupon Convertible Debentures, and the issuance of our €300.0 million notes, all of which have been previously identified.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In October 2004, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $250.0 million. The authorization permitted share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of June 30, 2005, we have repurchased the entire 5.0 million shares under this authorization, at a total price of $203.5 million, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate number of shares that may yet be purchased
January 1 - 31, 2005	—	$—	—	5,000,000
February 1 - 28, 2005	1,055,000	44.28	1,055,000	3,945,000
March 1 - 31, 2005	10,000	44.00	10,000	3,935,000
April 1 - 30, 2005	1,192,000	39.34	1,192,000	2,743,000
May 1 - 31, 2005	1,984,200	39.60	1,984,200	758,800
June 1 - 30, 2005	758,800	40.73	758,800	—

There are no shares of common stock remaining available for purchase under this authorization.

Item 4 – Submission of Matters to a Vote of Security Holders

Information required by this item was previously provided in our quarterly report on Form 10-Q for the period ending March 31, 2005.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, PricewaterhouseCoopers LLP, during the second quarter of 2005:

(a)	Assistance with preparation of tax returns and consolidation of year end accounts for a foreign subsidiary;

(b)	assistance with a tax examination at a foreign subsidiary;

(c)	audit opinion required for a subsidy declaration by a foreign subsidiary; and

(d)	comfort letter work in connection with our €300.0 million Notes

Item 6 – Exhibits

4.1	Fiscal and Paying Agency Agreement between Manpower Inc. and Citibank, N.A. as Fiscal Agent, Principal Paying Agent, Registrar and Transfer Agent and Citibank International, PLC as Irish Paying Agent, dated as of June 1, 2005 (including the forms of Rule 144A Global Note and Regulation S Global Note, attached thereto as Exhibits A and B, respectively).

10.11(a)	Employment Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2005.

10.11(b)	Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2005.

10.12(a)	Employment Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2005.

10.12(b)	Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2005.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: July 29, 2005	/s/ Michael J. Van Handel
Michael J. Van Handel Executive Vice President, Chief Financial Officer, and Secretary (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Fiscal and Paying Agency Agreement between Manpower Inc. and Citibank, N.A. as Fiscal Agent, Principal Paying Agent, Registrar and Transfer Agent and Citibank International, PLC as Irish Paying Agent, dated as of June 1, 2005 (including the forms of Rule 144A Global Note and Regulation S Global Note, attached thereto as Exhibits A and B, respectively).

10.11(a)	Employment Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2005.

10.11(b)	Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2005.

10.12(a)	Employment Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2005.

10.12(b)	Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2005.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.