Form 10-Q
period 2005-09-30
MANPOWER INC /WI/
filed 2005-10-28
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

or

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 25, 2005
Common Stock, $.01 par value	87,333,672

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$431.7	$531.8
Accounts receivable, less allowance for doubtful accounts of $88.1 and $91.4, respectively	3,214.4	3,227.8
Prepaid expenses and other assets	98.0	161.4
Future income tax benefits	104.5	96.5

Total current assets	3,848.6	4,017.5

OTHER ASSETS:

Goodwill and other intangible assets, less accumulated amortization of $71.1 and $65.0, respectively	1,265.8	1,297.0
Other assets	301.5	305.5

Total other assets	1,567.3	1,602.5

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment	641.7	669.8
Less: accumulated depreciation and amortization	443.8	446.7

Net property and equipment	197.9	223.1

Total assets	$5,613.8	$5,843.1

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2005	December 31, 2004
CURRENT LIABILITIES:

Accounts payable	$707.8	$687.1
Employee compensation payable	156.4	156.0
Accrued liabilities	536.0	505.7
Accrued payroll taxes and insurance	539.6	569.6
Value added taxes payable	444.6	457.8
Short-term borrowings and current maturities of long-term debt	274.2	225.7

Total current liabilities	2,658.6	2,601.9

OTHER LIABILITIES:

Long-term debt	481.3	676.1
Other long-term liabilities	364.7	391.1

Total other liabilities	846.0	1,067.2

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, Issued 100,890,282 and 100,236,635 shares, respectively	1.0	1.0
Capital in excess of par value	2,334.6	2,296.4
Retained earnings	204.4	51.0
Accumulated other comprehensive income	15.1	109.4
Treasury stock at cost, 13,567,805 and 9,946,475 shares, respectively	(445.9)	(283.8)

Total shareholders’ equity	2,109.2	2,174.0

Total liabilities and shareholders’ equity	$5,613.8	$5,843.1

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended September 30,		9 Months Ended September 30,
	2005	2004	2005	2004
Revenues from services	$4,144.8	$3,900.8	$11,957.2	$10,857.3

Cost of services	3,388.2	3,172.7	9,779.4	8,833.4

Gross profit	756.6	728.1	2,177.8	2,023.9

Selling and administrative expenses	624.6	601.2	1,873.6	1,745.6

Operating profit	132.0	126.9	304.2	278.3

Interest and other expenses	11.9	9.1	34.9	17.4

Earnings before income taxes	120.1	117.8	269.3	260.9

Provision for income taxes	43.8	34.4	98.3	84.8

Net earnings	$76.3	$83.4	$171.0	$176.1

Net earnings per share	$0.88	$0.93	$1.93	$1.99

Net earnings per share – diluted	$0.87	$0.87	$1.88	$1.86

Weighted average common shares	87.0	90.0	88.4	88.5

Weighted average common shares – diluted	88.2	97.2	91.7	96.4

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	9 Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$171.0	$176.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	67.7	62.6
Amortization of discount on convertible debentures	1.9	5.8
Deferred income taxes	(10.2)	(11.6)
Provision for doubtful accounts	16.9	20.1
Other non-operating gains	—	(14.2)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(307.1)	(409.7)
Other assets	(30.2)	14.6
Other liabilities	263.8	218.4

Cash provided by operating activities	173.8	62.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55.9)	(42.7)
Acquisitions of businesses, net of cash acquired	(3.5)	(113.8)
Proceeds from the sale of an equity interest	—	29.8
Proceeds from the sale of property and equipment	4.5	4.8

Cash used by investing activities	(54.9)	(121.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	8.8	3.3
Proceeds from debt facilities	786.2	93.7
Repayments of debt facilities	(614.0)	(91.7)
Cash paid to settle convertible debentures	(206.6)	—
Proceeds from settlement of swap agreements	50.7	—
Proceeds from stock option and purchase plans	18.9	55.4
Repurchases of common stock	(203.5)	—
Dividends paid	(17.6)	(9.1)

Cash (used) provided by financing activities	(177.1)	51.6

Effect of exchange rate changes on cash	(41.9)	(3.2)

Net decrease in cash and cash equivalents	(100.1)	(11.4)

Cash and cash equivalents, beginning of year	531.8	426.2

Cash and cash equivalents, end of period	$431.7	$414.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$41.9	$35.3

Income taxes paid	$65.7	$66.2

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2005 and 2004

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

Stock Compensation Plans

We account for all of our fixed stock option plans and our 1990 Employee Stock Purchase Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense related to options is reflected in Net Earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on Net Earnings and Net Earnings Per Share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” to stock-based employee compensation.

		3 Months Ended September 30,		9 Months Ended September 30,
		2005	2004	2005	2004
Net earnings, as reported		$76.3	$83.4	$171.0	$176.1
Add:	Total stock-based employee compensation expense under APB No. 25, net of related tax effects(1)	0.4	0.4	1.2	0.7
Less:	Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2.6)	(3.1)	(8.8)	(8.1)

Pro forma net earnings		74.1	80.7	163.4	168.7
Add:	Amortization of discount on convertible debentures, net of taxes	—	1.2	1.2	3.6

Pro forma net earnings – diluted		$74.1	$81.9	$164.6	$172.3

Net earnings per share:
As reported		$0.88	$0.93	$1.93	$1.99
Pro forma		$0.86	$0.90	$1.86	$1.92

Net earnings per share – diluted:
As reported(2)		$0.87	$0.87	$1.88	$1.86
Pro forma(2)		$0.85	$0.85	$1.81	$1.80

(1)	The above stock-based employee compensation expense is related to restricted stock
(2)	2004 amounts have been restated to include the convertible debentures using the “if-converted” method in accordance with EITF 04-8. See note 5 for further information.

(2) Recently Issued Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. In April 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS 123R to be the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We plan to adopt SFAS 123R in the first quarter of 2006 and are currently evaluating which method of adoption we will use. We currently expect SFAS 123R will have approximately a $0.10 per share impact on Net Earnings Per Share—Diluted in 2006.

During December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have completed our assessment and will not repatriate any foreign earnings under the provisions of the Jobs Act.

In June 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”), which requires leasehold improvements that are placed in service significantly after, not contemplated near the beginning of the lease term, to be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. We adopted EITF 05-6 in the third quarter of 2005 and it did not have an impact on our consolidated financial statements.

(3) Acquisitions

On January 22, 2004, we completed our exchange offer to acquire Right Management Consultants, Inc. (“RMC”), the world’s largest career transition and organizational consulting services firm, operating through over 300 offices in 35 countries. The results of RMC’s operations are included in our consolidated financial statements since that date. The pro forma consolidated results, to combine the historical results of our operations and RMC’s operations for the nine months ended September 30, 2004, to reflect the acquisition as if it had been completed on January 1, 2004, are below.

9 Months Ended September 30, 2004
Revenue from services	$10,881.4
Net earnings	176.8

Net earnings per share	$1.98
Net earnings per share – diluted	$1.85

In connection with the acquisition of RMC, we established reserves for severance and other office closure costs, related to streamlining RMC’s worldwide operations, that totaled $24.5. As of September 30, 2005, approximately $18.2 has been paid from these reserves, of which $10.4 was paid in 2005. As of September 30, 2005 there was $6.3 remaining to be paid from these reserves.

(4) Income Taxes

We provided for income taxes during the third quarter of 2005 at a rate of 36.5% based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% primarily due to the impact of higher foreign income tax rates and U.S. state income taxes. For the year ended December 31, 2004 we provided for income taxes at a rate of 33.5% which included the impact of non-operating gains and the reversal of a tax contingency reserve. Excluding these items, the 2004 effective tax rate would have been 36.0%. The estimated effective tax rate for 2005 is slightly higher than the 2004 rate due to the impact of higher foreign income tax rates and higher U.S. state income taxes.

(5) Earnings Per Share

During September 2004, the Emerging Issues Task Force (“EITF”) issued EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. EITF 04-8 also requires restatement of previously reported earnings per share. Our unsecured zero-coupon convertible debentures, issued August 17, 2001 and redeemed March 30, 2005, had such a feature and, therefore, we have restated our 2004 Net Earnings Per Share – Diluted in accordance with EITF 04-8 as follows:

	3 Months Ended September 30, 2004	9 Months Ended September 30, 2004
Net Earnings Per Share - Diluted:
As Previously Reported	$0.89	$1.91
As Restated	$0.87	$1.86

On February 28, 2005, we called our convertible debentures which resulted in 1,378,670 shares being issued as of March 30, 2005 for those debentures that were converted into shares of common stock. The remaining debentures were settled for cash. (See footnote 6 for further information.) The dilutive effect of these debentures is included in our Net Earnings Per Share - Diluted calculation using the “if-converted” method, in accordance with EITF 04-8, for the period January 1, 2005 through March 29, 2005.

The calculations of Net Earnings Per Share and Net Earnings Per Share – Diluted are as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2005	2004	2005	2004
Net Earnings Per Share:
Net earnings available to common shareholders	$76.3	$83.4	$171.0	$176.1
Weighted average common shares outstanding (in millions)	87.0	90.0	88.4	88.5

	$0.88	$0.93	$1.93	$1.99

Net Earnings Per Share – Diluted:
Net earnings	$76.3	$83.4	$171.0	$176.1
Add: Amortization related to convertible debt, net of taxes	—	1.2	1.2	3.6

Net earnings available to common shareholders	$76.3	$84.6	$172.2	$179.7

Weighted average common shares outstanding (in millions)	87.0	90.0	88.4	88.5
Effect of restricted stock grants	0.2	0.1	0.2	0.1
Effect of dilutive stock options	1.0	1.0	1.1	1.7
Effect of convertible debentures	—	6.1	2.0	6.1

	88.2	97.2	91.7	96.4

	$0.87	$0.87	$1.88	$1.86

The calculation of Net Earnings Per Share – Diluted does not include certain stock option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were 100,000 and 400,000 of such options excluded from the calculation for the three months ended September 30, 2005 and 2004, respectively. There were 1,300,000 and 200,000 of such options excluded from the calculation for the nine months ended September 30, 2005 and 2004, respectively.

(6) Debt

On June 1, 2005, we offered and sold €300.0 aggregate principal amount of 4.50% notes due June 1, 2012 (the “€300.0 Notes”). Net proceeds of approximately €297.7 ($372.3) were used to repay a portion of the outstanding indebtedness under our revolving credit agreement and U.S. Receivables Facility, to fund our share repurchase program, and for general corporate purposes. The €300.0 Notes were issued at a price of 99.518% to yield an effective interest rate of 4.58%. The discount of €1.4 million ($1.8) will be amortized to interest expense over the term of the notes. Interest is payable annually on June 1. The €300.0 Notes are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. We may redeem the €300.0 Notes, in whole, but not in part, at our option at any time for a redemption price as defined in the agreement. These notes also contain certain customary restrictive covenants and events of default. The €300.0 Notes, along with our other Euro-denominated borrowings, have been designated as a hedge of our net investment in subsidiaries with a Euro functional currency. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, all translation gains or losses related to these borrowings are included as a component of Accumulated Other Comprehensive Income.

Our €150.0 notes ($198.4), due March 2005, were retired on March 7, 2005 with available cash. In September 2002, we entered into derivative financial instruments, to swap these notes to floating U.S. LIBOR, which expired concurrently with the notes. Gains and losses arising from foreign currency exchange rate fluctuations throughout the contract term on the derivative instruments were recorded in the consolidated statements of operations, offsetting the foreign currency exchange gain or loss recorded on the notes. Cash received from settlement of the foreign currency component of these derivative financial instruments was approximately $50.7, resulting in a net repayment of $147.7 related to the €150.0 notes and is reflected in cash flows from financing activities on the consolidated statements of cash flows. The interest rate swap components of these derivative financial instruments were designated as a fair value hedge which offset changes in the fair value of the notes that were due to interest rate fluctuations. Changes in the fair values of these interest rate swap components and the notes, throughout the term of the agreements, were reflected in the consolidated statements of operations.

On February 28, 2005, we elected to call our Zero Coupon Convertible Debentures due August 17, 2021 (the “Debentures”) at a redemption price of $613.99 per $1,000 of principal amount at maturity of the Debentures. Under the Indenture, the Debentures could be converted at a conversion rate of 13.9559 shares of Manpower common stock per $1,000 of principal amount at maturity of Debentures, at the option of the debenture holders. On March 30, 2005, the Debentures were redeemed, and of the $435.2 principal amount at maturity of Debentures, $336.4 principal amount at maturity was redeemed for an aggregate cash payment of $206.6, and $98.8 principal amount at maturity ($60.6 in accreted value) was converted into 1,378,670 shares of Manpower common stock. Shares were issued from Treasury Stock at the average price per treasury share, totaling $41.4, with the remaining $19.2 recorded as Capital in Excess of Par Value. The cash payment was financed through borrowings under our U.S. Receivables Facility ($187.0) and our revolving credit agreement ($20.0).

(7) Accounts Receivable Securitization

In July 2005, we amended our U.S. Receivables Facility to extend its maturity to July 2006. Among other changes, the agreement was amended to remove the ratings trigger provision clause that would have caused an event of termination if our long-term debt rating was lowered to non-investment grade. With this amendment we no longer have any financing agreements with prepayment requirements that would trigger solely based on our long-term debt rating being lowered to non-investment grade. As of September 30, 2005, there were no borrowings outstanding under this agreement.

(8) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	Defined Benefit Pension Plans
	3 Months Ended September 30,		9 Months Ended September 30,
	2005	2004	2005	2004
Service cost	$2.7	$2.5	$8.4	$7.5
Interest cost	3.0	2.4	9.2	7.4
Expected return on assets	(2.4)	(2.1)	(7.4)	(6.4)
Amortization of unrecognized loss	0.8	0.6	2.3	1.9

Total benefit cost	$4.1	$3.4	$12.5	$10.4

	Retiree Health Care Plan
	3 Months Ended September 30,		9 Months Ended September 30,
	2005	2004	2005	2004
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.3	0.3	1.0	1.0
Amortization of unrecognized gain	—	(0.1)	(0.2)	(0.4)

Total benefit cost	$0.4	$0.3	$1.1	$0.9

For the three and nine months ended September 30, 2005 contributions made to our pension plans were $3.9 and $13.0, respectively. For the three and nine months ended September 30, 2005 contributions made to our retiree health care plan were $0.3 and $0.8, respectively. We continue to expect total contributions of $17.9 to our pension plans and $1.2 to our retiree health care plan during 2005.

(9) Shareholders’ Equity

The components of Comprehensive Income, net of tax, are as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2005	2004	2005	2004
Net earnings	$76.3	$83.4	$171.0	$176.1
Other comprehensive income:
Foreign currency translation (loss) gain	(19.2)	17.4	(99.3)	(6.6)
Unrealized gain on investments	1.6	1.0	3.8	2.3
Unrealized gain (loss) on derivatives	1.3	(1.4)	1.2	(0.6)

Comprehensive income	$60.0	$100.4	$76.7	$171.2

During the nine months ended September 30, 2005, we repurchased a total of 5,000,000 shares of common stock for a total cost of $203.5. There were no shares repurchased during the third quarter of 2005. There are no shares of common stock remaining available for repurchase under the authorization approved by the Board of Directors in October 2004.

On April 26, 2005, the Board of Directors declared a cash dividend of $0.20 per share, which was paid on June 14, 2005 to shareholders of record on June 3, 2005.

On October 25, 2005, the Board of Directors declared a cash dividend of $0.27 per share, which is payable on December 15, 2005 to shareholders of record on December 2, 2005.

On October 25 2005, the Board of Directors authorized the repurchase of 5 million shares of common stock, not to exceed a total price of $250.0 million. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities.

(10) Interest and Other Expenses

Interest and Other Expenses consists of the following:

	3 Months Ended September 30,		9 Months Ended September 30,
	2005	2004	2005	2004
Interest expense	$12.5	$10.9	$34.8	$34.0
Interest income	(2.0)	(2.2)	(6.4)	(6.2)
Foreign exchange gain	(0.2)	(0.4)	—	(0.1)
Miscellaneous expense (income), net	1.6	0.8	6.5	(10.3)

Interest and other expenses	$11.9	$9.1	$34.9	$17.4

Miscellaneous Expense (Income), Net for the nine months ended September 30, 2004 includes non-operating gains of $14.2 (approximately $0.11 per share – diluted), primarily related to the sale of our equity interest in a European internet job board.

(11) Segment Data

	3 Months Ended September 30,		9 Months Ended September 30,
	2005	2004	2005	2004
Revenues from Services:
United States (a)	$531.5	$531.8	$1,514.1	$1,523.7
France	1,494.6	1,402.0	4,150.4	3,816.8
EMEA	1,385.5	1,305.4	4,137.7	3,648.5
Jefferson Wells	103.9	110.6	290.1	237.7
Right	96.0	102.5	308.5	324.2
Other Operations	533.3	448.5	1,556.4	1,306.4

Consolidated (a)	$4,144.8	$3,900.8	$11,957.2	$10,857.3

Operating Unit Profit:
United States	$22.6	$15.6	$45.5	$32.5
France	50.2	55.6	119.2	123.8
EMEA	46.6	33.9	100.0	73.8
Jefferson Wells	11.5	25.1	28.9	38.2
Right	2.1	3.2	21.2	24.9
Other Operations	16.6	10.8	42.3	35.7

Consolidated	149.6	144.2	357.1	328.9
Corporate expenses	14.3	14.0	43.1	41.6
Amortization of other intangible assets	3.3	3.3	9.8	9.0
Interest and other expense	11.9	9.1	34.9	17.4

Earnings before income taxes	$120.1	$117.8	$269.3	$260.9

(a)	In the United States, where a majority of our franchises operate, Revenues from Services include fees received from franchise offices of $6.7 and $6.3 for the three months ended September 30, 2005 and 2004, respectively, and $18.4 and $18.3 for the nine months ended September 30, 2005 and 2004, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $310.7 and $318.4 for the three months ended September 30, 2005 and 2004, respectively, and $885.1 and $871.1 for the nine months ended September 30, 2005 and 2004, respectively.

Our consolidated Revenues from Services include fees received from our franchise offices of $9.6 and $8.9 for the three months ended September 30, 2005 and 2004, respectively, and $26.7 and $25.0 for the nine months ended September 30, 2005 and 2004, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $396.6 and $397.0 for the three months ended September 30, 2005 and 2004, respectively, and $1,122.1 and $1,068.9 for the nine months ended September 30, 2005 and 2004, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended September 30, 2005 and 2004

Revenues from Services increased 6.3% to $4,144.8 million for the third quarter of 2005 from the same period in 2004. Revenues were positively impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 6.1%. This growth rate is a result of increased demand for our services in many of our markets, including France, EMEA, and Other Operations, where revenues increased 6.9%, 6.7%, and 15.1%, respectively, on a constant currency basis. (See Financial Measures on pages 20 and 21 for further information on constant currency and organic constant currency.)

Gross Profit increased 3.9% to $756.6 million for the third quarter of 2005. In constant currency, Gross Profit increased 3.7%. Gross Profit Margin was 18.3%, a decrease of 40 basis points (0.4%) from the third quarter of 2004. This decline in Gross Profit Margin is due to the following (along with the impact of each on consolidated Gross Profit Margin): margin declines in EMEA (-0.16%), France (-0.26%), and Jefferson Wells (- 0.16%); and a change in the mix of services provided (-0.10%); partially offset by a margin increase in the United States (+0.12%), and a 30.9% increase in permanent recruitment fees (+0.14%). The change in the mix of services provided is primarily due to a lower portion of our revenues coming from the Right segment which has a relatively higher gross profit margin.

Selling and Administrative Expenses increased 3.9% from the third quarter of 2004, to $624.6 million in the third quarter of 2005. These expenses increased 3.7% in constant currency. This increase is primarily due to the increase in business volumes and investments made in the permanent recruitment business and in new office openings in France, EMEA and Japan. As a percent of revenues, Selling and Administrative Expenses were 15.1% in the third quarter of 2005 compared to 15.4% in the third quarter of 2004. This improvement reflects a combination of cost control efforts and productivity gains as most expense components have increased at a lower rate than revenue growth.

Operating Profit increased 4.1% for the third quarter of 2005 compared to 2004, with an Operating Profit Margin of 3.2% in 2005 compared to 3.3% in 2004. On a constant currency basis, Operating Profit increased 3.8%, which reflects the favorable impact of the cost control efforts and productivity gains, offset by the decline in Gross Profit Margin.

Interest and Other Expenses was $11.9 million in the third quarter of 2005 compared to $9.1 million for the same period in 2004. Net interest expense increased $1.8 million in the quarter to $10.5 million due primarily to higher average interest rates on our borrowings. Translation gains in the third quarter of 2005 were $0.2 million compared to $0.4 million in the year earlier period. Miscellaneous Expenses, Net, which consists of bank fees and other non-operating income and expenses, was $1.6 million in the third quarter of 2005 compared to $0.8 million in the third quarter of 2004.

We provided for income taxes during the third quarter of 2005 at a rate of 36.5% based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% primarily due to the impact of higher foreign income tax rates and U.S. state income taxes. For the year ended December 31, 2004 we provided for income taxes at a rate of 33.5% which included the impact of non-operating gains and the reversal of a tax contingency reserve. Excluding these items, the 2004 effective tax rate would have been 36.0%. The estimated effective tax rate for 2005 is slightly higher than the 2004 rate due to the impact of higher foreign income tax rates and higher U.S. state income taxes.

Net Earnings Per Share – Diluted was $0.87 in the third quarter of 2005, equal to the third quarter of 2004. Changes in foreign currency exchange rates had no impact on Net Earnings Per Share – Diluted for the quarter. Weighted-Average Shares—Diluted were 88.2 million in the third quarter of 2005, a decline of 9.2% from the third quarter of 2004. This decline is primarily a result of the redemption of our Convertible Debentures in March 2005 and the repurchase of 5.0 million shares of our common stock during the first six months of 2005.

During September 2004, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. EITF 04-8 also requires restatement of previously reported earnings per share. Our convertible debentures, issued August 2001, had such a feature, and therefore we have restated Net Earnings Per Share – Diluted for the third quarter of 2004.

Segment Operating Results

United States

In the United States, revenues in the third quarter of 2005 remained flat compared to the third quarter of 2004. Revenues decreased 0.6% for the first nine months of 2005 compared to 2004. Excluding the impact of Transpersonnel, our truck driving operation that was disposed of in the second quarter of 2004, revenues increased 0.6% for the first nine months of 2005 compared to 2004. This increase relates to an increase in staffing bill rates as well as an increase in permanent recruitment revenues.

The Gross Profit Margin increased during the third quarter of 2005 compared to the third quarter of 2004. The margin increases are due to higher average bill rates, an increase in permanent recruitment and consulting revenue, as well as lower workers’ compensation costs due to more favorable claims experience.

Selling and Administrative Expenses continue to be well controlled and decreased in the third quarter of 2005 and the first nine months of 2005 compared to the prior year periods, primarily due to decreases in office related expenses.

Operating Unit Profit (“OUP”) Margin in the United States improved to 4.3% in the third quarter of 2005 compared to 2.9% in the third quarter of 2004 due to the increase in Gross Profit Margin coupled with the decrease in Selling and Administrative Expenses. For the first nine months of 2005, OUP Margin was 3.0% compared to 2.1% in 2004.

France

In France, revenues increased 6.6% (6.9% in Euro) during the third quarter of 2005 compared to 2004. This growth rate in Euro is slightly higher than the year over year growth rates experienced during each of the first two quarters of 2005. Revenues in the first nine months of 2005 are 8.7% (5.8% in Euro) above prior year levels.

The Gross Profit Margin declined in the third quarter of 2005 compared to 2004 as a result of continued pricing pressures in the French market.

Selling and Administrative Expenses increased during the third quarter of 2005 compared to the third quarter 2004, primarily due to investments made in new offices and in the permanent recruitment business. Expenses as a percentage of revenue remained flat in the third quarter of 2005 compared to the year earlier period despite these investments. We are currently in the process of reviewing our home office and regional structure to create efficiencies. As we adjust our cost structure over the next few quarters, we are likely to incur some reorganization costs related to severances and leases. As we are in the early stages of our review, we cannot currently estimate the total costs to be incurred or when the expenses will be included in our consolidated financial statements.

During the third quarter of 2005 and 2004, OUP Margin in France was 3.4% and 4.0%, respectively, and 2.9% and 3.2% for the first nine months of 2005 and 2004, respectively. This decrease primarily reflects the decline in Gross Profit Margin levels partially offset by productivity improvements.

EMEA

In EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France), revenues increased 6.1% in the third quarter of 2005 compared to the third quarter of 2004 (an increase of 6.7% on a constant currency basis). Local currency revenue growth was experienced in most major markets during the quarter, with the highest growth rates reported in Germany, Elan, Spain, and Italy. Local currency revenue declines were experienced in the UK with both Manpower UK and Brook Street reporting decreases in revenue. Permanent recruitment revenues increased over 20% for the third quarter of 2005 and over 30% for the first nine months of 2005 as a result of our investments in this line of business.

The Gross Profit Margin declined in the third quarter of 2005 compared to the third quarter of 2004 due primarily to continued pricing pressures in certain markets.

Selling and Administrative Expenses continue to be well controlled despite investments in new offices and in the permanent recruitment business. Expenses as a percent of revenues declined in the quarter compared to the third quarter of 2004 due primarily to productivity improvements.

OUP Margin for EMEA was 3.4% and 2.6% for the third quarter of 2005 and 2004, respectively, and 2.4% and 2.0% for the first nine months of 2005 and 2004, respectively. This margin improvement reflects productivity improvements offset by a decline in Gross Profit Margin.

Jefferson Wells

Revenues for Jefferson Wells in the third quarter of 2005 decreased 6.1% compared to the third quarter of 2004. This decrease is due to the significant amount of Sarbanes-Oxley related control services in the third quarter of 2004 when most companies were completing their initial documentation and testing. This decline is partially offset by an increased demand in 2005 for technology risk management, internal audit, and non-Sarbanes-Oxley control services. Revenues in the first nine months of 2005 were 22.0% above prior year levels. Approximately 14% of Jefferson Wells’ revenues for the first nine months of 2005 were generated from providing services to one customer. We do not anticipate a significant change during the coming year in the current level of services to this customer which would have a significant impact on the segment operating results.

The Gross Profit Margin declined in the third quarter of 2005 compared to the third quarter of 2004 due primarily to lower utilization of permanent staff. Staff utilization has improved in the third quarter of 2005 compared to each of the first two quarters of 2005, resulting in higher margin.

Selling and Administrative Expenses have been well controlled but have increased compared to the third quarter of 2004. As a percentage of revenue, expenses have increased compared to the third quarter of 2004 primarily due to personnel costs and investments in new offices in the U.S. and foreign markets.

The OUP Margin for Jefferson Wells in the third quarter of 2005 was 11.1% compared to 22.7% in the third quarter of 2004. This decrease is due to the decline in Gross Profit Margin coupled with an increase in selling and administrative costs. For the first nine months of 2005, the OUP margin was 10.0% compared to 16.1% in 2004.

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

Revenues for Right in the third quarter of 2005 decreased 6.4% compared to the third quarter of 2004 (a decrease of 6.9% on a constant currency basis). This decrease is partly the result of lower demand for the career transition services, as economies in major markets continue to improve, as well as a decline in demand for Right’s organizational consulting services. Revenues in the first nine months of 2005 were 4.9% below prior year (a decrease of 6.7% in constant currency).

Gross Profit Margin for the third quarter of 2005 increased slightly from the third quarter of 2004 as a result of changes in the mix of business between career transition and organizational consulting services.

Selling and Administrative Expenses decreased in the third quarter of 2005 compared to the third quarter of 2004 due to good expense management in response to the slowing revenue levels. Expenses as a percent of revenues were higher in the third quarter of 2005 compared to 2004, as cost reductions were less than the decline in revenues because Right has a more limited amount of variable costs.

OUP Margin for Right was 2.2% in the third quarter of 2005 compared to 3.2% for the same period in 2004. This decline is due to the increase in Selling and Administrative Expenses as a percent of revenue. OUP Margin for the first nine months of 2005 was 6.9% compared to 7.7% in the first half of 2004.

Other Operations

Revenues of Other Operations increased 18.9% (15.1% in constant currency) during the third quarter of 2005 compared to 2004. Revenue increases for the third quarter, in constant currency, were experienced in virtually all markets in this segment, including Japan, Australia, Mexico and Argentina, which experienced revenue growth rates of 9%, 4%, 25%, and 46%, respectively. For the first nine months of 2005, revenues for this segment have increased 19.1% from the year earlier period (15.3% in constant currency).

The Gross Profit Margin increased in the third quarter of 2005 compared to 2004 as improved margins in certain markets, including Australia and Argentina, offset the margin decline in Japan due to higher social costs.

Selling and Administrative Expenses increased in the third quarter of 2005 compared to the third quarter of 2004 to support the increasing revenue levels and as a result of investments in new office openings and permanent recruitment business in certain markets. Expenses decreased as a percent of revenue for the quarter.

The OUP Margin for Other Operations in the third quarter of 2005 was 3.1% compared to 2.4% for the same period in 2004. This improvement is primarily due to the increase in Gross Profit Margin. OUP Margin for the first nine months of 2005 was 2.7%, the same as the year earlier period.

Operating Results - Nine Months Ended September 30, 2005 and 2004

Revenues from Services increased 10.1% to $11,957.2 million for the first nine months of 2005 from the same period in 2004. Revenues were favorably impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 7.6%. Excluding dispositions, revenues increased 10.4%, or 7.8% on an organic constant currency basis. This growth rate is a result of improving economic conditions and increased demand for our services in many of our markets, including EMEA, Jefferson Wells, and Other Operations, where revenues increased 10.6%, 22.0%, and 15.3%, respectively, on a constant currency basis. (See Financial Measures on pages 20 and 21 for further information on constant currency and organic constant currency.)

Gross Profit increased 7.6% to $2,177.8 million for the first nine months of 2005. In constant currency, Gross Profit increased 5.3% compared to the first nine months of 2004. Gross Profit Margin was 18.2%, a decrease of 40 basis points (.40%) from the first nine months of 2004. This decline in Gross Profit Margin is due to the following (along with the impact of each on consolidated Gross Profit Margin): margin declines in France (-0.23%), EMEA (-0.19%), Jefferson Wells (-0.14%), and Japan (-0.06%); partially offset by a 31.7% increase in permanent recruitment fees (+0.18%). Dispositions did not impact Gross Profit Margin for the first nine months of 2005 compared to the year earlier period.

Selling and Administrative expenses increased 7.3% in the first nine months of 2005 compared to the first nine months of 2004, to $1,873.6 million. These expenses increased 5.0% in constant currency. This increase is primarily due to the increase in business volumes and investments made in the permanent recruitment business and in new office openings in France, EMEA and Japan. Dispositions did not impact the change in expenses. As a percent of revenues, Selling and Administrative Expenses were 15.7% of revenues in the first nine months of 2005 compared to 16.1% in the first nine months of 2004. This improvement reflects a combination of cost control efforts and productivity gains as most expense components have increased at a lower rate than revenue growth.

Operating Profit increased 9.3% for the first nine months of 2005 compared to 2004, with an Operating Profit Margin of 2.5% compared to 2.6% in 2004, which reflects the favorable impact of the cost control efforts and productivity gains, offset by the decline in Gross Profit Margin. On a constant currency basis, Operating Profit increased 6.9%.

Interest and Other Expenses were $34.9 million the first nine months of 2005 compared to $17.4 million for the same period in 2004. Net Interest Expense increased $0.6 million in the first nine months of 2005 to $28.4 million, due primarily to higher average interest rates on our borrowings. Miscellaneous Expense (Income), Net, which consists of bank fees and other non-operating income and expenses, was expense of $6.5 million in the first nine months of 2005 compared to income of $10.3 million in the first nine months of 2004. The income in 2004 includes non-operating gains of $14.2 million (approximately $.11 per share - diluted), primarily related to the sale of our equity interest in a European internet job board. Net proceeds from this transaction were $29.8 million.

We provided for income taxes during the first nine months of 2005 at a rate of 36.5%, based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, U.S. taxes on foreign earnings, and U.S. state income taxes. For the year ended December 31, 2004 we provided for income taxes at a rate of 33.5%, which included the impact of non-operating gains and the reversal of a tax contingency reserve. Excluding these items the 2004 effective tax rate would have been 36.0%. The estimated effective tax rate for 2005 is slightly higher than the 2004 rate due to the impact of higher foreign income tax rates and higher U.S. state income taxes.

Net Earnings Per Share – Diluted increased 1.1% to $1.88 in the first nine months of 2005 compared to $1.86 in the first nine months of 2004. In constant currency, Net Earnings Per Share – Diluted decreased 1.1%. The higher foreign currency exchange rates positively impacted Net Earnings Per Share – Diluted by approximately $.04 per share in the first nine months of 2005.

During September 2004, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which requires the effect of contingently convertible debt securities with a market price trigger to be included in the calculation of diluted earnings per share, using the “if-converted” method, regardless of whether the market price trigger has been met. EITF 04-8 also requires restatement of previously reported earnings per share. Our convertible debentures, issued August 2001, had such a feature, and therefore we have restated Net Earnings Per Share – Diluted for the first nine months of 2004.

On February 28, 2005, we called our convertible debentures, which resulted in 1,378,670 shares being issued as of March 30, 2005 for those debentures that were converted into shares of common stock. The remaining debentures were settled for cash. (See note 6 for further information.) The dilutive effect of these debentures is included in our Net Earnings Per Share – Diluted calculation using the “if-converted” method, in accordance with EITF 04-8, for the period January 1, 2005 through March 29, 2005.

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

When we use the term “constant currency,” it means that we have translated financial data for a period into U.S. Dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure, indicating the actual growth of our operations. We utilize constant currency results in our analysis of subsidiary or segment performance. We also use constant currency when analyzing our performance against that of our competitors. Earnings from our subsidiaries are not generally repatriated to the United States and we typically do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow or economic condition.

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

	Three Months Ended September 30, 2005 compared to 2004
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (in Constant Currency)	Organic Constant Currency Variance
	(Unaudited)
Revenues from Services:
United States	$531.5	—%	—%	—%	—%	—%
France	1,494.6	6.6	(0.3)	6.9
EMEA	1,385.5	6.1	(0.6)	6.7
Jefferson Wells	103.9	(6.1)	—	(6.1)
Right	96.0	(6.4)	0.5	(6.9)
Other Operations	533.3	18.9	3.8	15.1

Manpower Inc.	$4,144.8	6.3	0.2	6.1	—	6.1

Gross Profit	$756.6	3.9	0.2	3.7	—	3.7

Selling and Administrative Expenses	$624.6	3.9	0.2	3.7	—	3.7

Operating Profit	$132.0	4.1	0.3	3.8	—	3.8

(a)	Represents amounts in millions for the three months ended September 30, 2005.

	Three Months Ended September 30, 2005 compared to 2004
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (in Constant Currency)	Organic Constant Currency Variance
	(Unaudited)

	Nine Months Ended September 30, 2005 compared to 2004
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (in Constant Currency)	Organic Constant Currency Variance
	(Unaudited)
Revenues from Services:
United States	$1,514.1	(0.6)%	—%	(0.6)%	(1.2)%	0.6%
France	4,150.4	8.7	2.9	5.8
EMEA	4,137.7	13.4	2.8	10.6
Jefferson Wells	290.1	22.0	—	22.0
Right	308.5	(4.9)	1.8	(6.7)
Other Operations	1,556.4	19.1	3.8	15.3

Manpower Inc.	$11,957.2	10.1	2.5	7.6	(0.2)	7.8

Gross Profit	$2,177.8	7.6	2.3	5.3	—	5.3

Selling and Administrative Expenses	$1,873.6	7.3	2.3	5.0	(0.1)	5.1

Operating Profit	$304.2	9.3	2.4	6.9	0.1	6.8

(a)	Represents amounts in millions for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Cash provided by operating activities was $173.8 million in the first nine months of 2005 compared to $62.1 million for the first nine months of 2004. This increase is primarily due to the lower working capital requirements in the first nine months of 2005 compared to the year earlier period. Cash provided by operating activities before changes in working capital requirements was $247.3 million in the first nine months of 2005 compared to $238.8 million in the first nine months of 2004, due to the higher earnings level.

Capital expenditures were $55.9 million in the first nine months of 2005 compared to $42.7 million during the first nine months of 2004. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to over 100 office openings during the first nine months of 2005, and to refurbishments of our existing offices.

Accounts receivable remained relatively flat at $3,214.4 million as of September 30, 2005 compared to $3,227.8 million as of December 31, 2004. The decrease is primarily due to the impact of changes in foreign currency exchange rates, offset by the seasonal increase in business volumes. At December 31, 2004 exchange rates, the September 30, 2005 balance would have been approximately $303.7 million higher than reported.

Net debt repayments in the first nine months of 2005 were $25.6 million compared to net debt borrowings of $5.3 million in the first nine months of 2004. This change is the result of the redemption of the Convertible Debentures and the retirement of our €150.0 million notes, offset by the issuance of our €300.0 million Notes.

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

Our €150.0 million notes ($198.4), due March 2005, were retired on March 7, 2005, with available cash. In September 2002, we entered into derivative financial instruments to swap these notes to floating U.S. LIBOR, which expired concurrently with the notes. Cash received from settlement of the foreign currency component of these derivative financial instruments was approximately $50.7 million, resulting in a net repayment of $147.7 million related to the €150.0 million notes and is reflected in cash flows from financing activities on the consolidated statements of cash flows.

On June 1, 2005, we offered and sold €300.0 million aggregate principal amount of 4.50% notes due June 1, 2012 (the “€300.0 million Notes”). Net proceeds of approximately €297.7 million ($372.3 million) were used to repay a portion of the outstanding indebtedness under our revolving credit facility and U.S. Receivables Facility, to fund our share repurchase program, and for general corporate purposes.

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

As of September 30, 2005, we had borrowings of $120.3 million and letters of credit of $87.0 million outstanding under our $625.0 million revolving credit agreement, and there were no borrowings outstanding under our commercial paper program.

In July 2005, we amended our U.S. Receivables Facility to extend its maturity to July 2006. Among other changes, the agreement was amended to remove the ratings trigger provision clause that would have caused an event of termination if our long-term debt rating was lowered to non-investment grade. With this amendment we no longer have any financing agreements with prepayment requirements that would trigger solely based on our long-term debt rating being lowered to non-investment grade. As of September 30, 2005, there were no borrowings outstanding under this agreement.

We also maintain separate lines of credit with foreign financial institutions to meet the working capital needs of our foreign operations. As of September 30, 2005, such lines totaled $227.1 million. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $92.2 million could be made under these lines as of September 30, 2005.

Certain of our debt agreements require, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreements, we had a Debt-to-EBITDA ratio of 1.47 to 1 and a fixed charge ratio of 2.78 to 1 as of September 30, 2005. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2005.

In October 2004, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $250.0 million. During the first half of 2005, we repurchased the entire 5.0 million shares of common stock at a total cost of $203.5 million under this authorization. There are no shares of common stock remaining available for repurchase under this authorization.

On October 25, 2005, the Board of Directors declared a cash dividend of $0.27 per share, which is payable on December 15, 2005 to shareholders of record on December 2, 2005.

On October 25, 2005, the Board of Directors authorized the repurchase of 5.0 million shares of common stock, not to exceed a total price of $250.0 million. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities.

We have aggregate commitments related to debt repayments, operating leases and other commitments of $1,437.9 million as of September 30, 2005 compared to $1,614.2 million as of December 31, 2004. This decrease from December is primarily related to the net debt repayments and changes in exchange rates on our foreign currency commitments.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $128.9 million and $115.3 million as of September 30, 2005 and December 31, 2004, respectively ($40.0 million and $37.6 million for guarantees, respectively, and $88.9 million and $77.7 million for stand-by letters of credit, respectively). Guarantees primarily relate to bank accounts, operating leases, and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

Employment-Related Items

On a routine basis, governmental agencies in some of the countries in which we operate audit our payroll tax calculations and compliance with other payroll-related regulations. These audits focus primarily on documentation requirements and our support for payroll tax remittances. Due to the nature of our business, the number of people that we employ, and the complexity of some payroll tax regulations, we may have some adjustments to the payroll tax remittances as a result of these audits. We make an estimate of the additional remittances that may be required and record the estimate as a component of Cost of Services. The estimate is based on the results of past audits, with consideration for changing business volumes and changes to the payroll tax regulations. To the extent that our actual experience differs from our estimates, we will need to make adjustments to our reserve balance, which will impact the results of the related operation and the operating segment in which it is reported.

One of the countries in which we are under audit is France, where we are currently under audit for payroll tax remittances made during 2001 and for remittances made during 2002 and 2003. In 2004, we received a preliminary notification for 2001, and in July 2005, we received a preliminary notification for 2002 and 2003. We responded to the notifications with additional information. As of the date of this report, we do not expect a significant adjustment to our estimate of additional remittances as a result of these notifications.

Goodwill Impairment Review

In connection with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we are required to perform goodwill impairment reviews, at least annually, using a fair value-based approach. The majority of our goodwill results from our acquisitions of RMC, Elan and Jefferson Wells.

As part of our impairment reviews, we estimate fair value primarily by using a discounted cash flow analysis. Significant assumptions used in this analysis include: expected future revenue growth rates, OUP margins, and working capital levels; a discount rate; and a terminal value multiple.

We have completed our annual impairment review for 2005 and determined there to be no impairment of goodwill. We plan to perform our next annual impairment review during the third quarter of 2006. However, we may be required to perform an impairment review prior to our scheduled annual review if certain events occur, including lower than forecasted earnings levels for certain reporting units. In addition, changes to other assumptions could significantly impact our estimate of the fair value of our reporting units. Such a change may result in a goodwill impairment charge which could have a significant impact on a reportable segment and our consolidated financial statements.

Recently Issued Accounting Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values. In April 2005, the Securities and Exchange Commission (“SEC”) amended the effective date of SFAS 123R to be the first annual period beginning after June 15, 2005. The proforma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We plan to adopt SFAS 123R in the first quarter of 2006 and are currently evaluating which method of adoption we will use. We currently expect SFAS 123R will have approximately a $0.10 per share impact on Net Earnings Per Share – Diluted in 2006.

During December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have completed our assessment and will not repatriate any foreign earnings under the provisions of the Jobs Act.

In June 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”), which requires leasehold improvements that are placed in service significantly after and not contemplated near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. We adopted EITF 05-6 in the third quarter of 2005 and it did not have an impact on our consolidated financial statements.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2004 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to those disclosures, except for the repayment of our €150.0 million notes, the settlement of the derivative financial instruments to swap these notes, the redemption of our Zero Coupon Convertible Debentures, and the issuance of our €300.0 million Notes, all of which have been previously identified.

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

PART II - OTHER INFORMATION

Item 5 – Other Information

Management Changes

On October 26, 2005, the following management changes were made: Yoav Michaely was named to a newly created position of Executive Vice President of Global Operational Effectiveness from his current role as Executive Vice President of EMEA, Barbara Beck was promoted to Executive Vice President of EMEA from her current role as Executive Vice President of U.S. and Canadian Operations, and Jonas Prising was promoted to Executive Vice President of U.S. and Canadian Operations from his current role as Managing Director of Manpower Italy. All appointments will become effective as of January 1, 2006.

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, during 2005:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)	consultation regarding appropriate handling of items on tax returns, required tax disclosures, elections and tax filing positions available to the Company;

(c)	assistance with tax audits and examinations, including providing technical advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, U.S. treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(d)	advice and assistance with respect to transfer pricing matters, including the preparation of reports used by the Company to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions;

(e)	advice regarding tax issues relating to the Company’s internal reorganizations;

(f)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(g)	reviews of the Company’s quarterly financial statements;

(h)	consultation regarding current, proposed and newly adopted accounting pronouncements;

(i)	assistance with the coordination of a network installation;

(j)	consultation regarding benefit plans and certain other employee matters;

(k)	due diligence work on potential acquisitions;

(l)	assistance with a request to a government agency regarding the move to a shared service center; and

(m)	assistance in a customer request for information regarding financial results.

Item 6 – Exhibits

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: October 28, 2005	/s/ Michael J. Van Handel
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