Form 10-K
period 2005-12-31
MANPOWER INC /WI/
filed 2006-02-28
CIK 871763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                     Accelerated filer ☐                    Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,461,806,326 as of June 30, 2005. As of February 14, 2006, there were 87,845,804 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2005. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006.

PART I

The terms “Manpower,” “we,” “our,” “us,” or “the Company” refer to Manpower Inc. or Manpower Inc. and its consolidated subsidiaries, as appropriate in the context.

Item 1.	Business

Introduction and History

Manpower Inc. is a world leader in the employment services industry. Our global network of over 4,400 offices in 72 countries and territories allows us to meet the needs of our clients in all industry segments, whether they are global, multinational or local companies. By offering a complete range of services, we can help any company – no matter where they are in their business evolution – raise productivity through improved strategy, quality, efficiency and cost reduction across their total workforce.

Manpower Inc.’s five major brands – Manpower, Manpower Professional, Elan, Jefferson Wells and Right Management – provide a comprehensive range of services for the entire employment and business cycle including:

•	Permanent, temporary and contract recruitment – We find the best people for all types of jobs and industries at both the staff and professional levels.

•	Employee assessment and selection – We ensure candidates are thoroughly screened and evaluated, which means a better fit between the client and the employee and higher employee retention rates.

•	Training – We offer a wide choice of training and development solutions that help our employees, associates, and clients’ workforces to keep their skills up to date in the ever-changing world of work.

•	Outplacement – We provide a positive way for employees who no longer fit the organization to transition out, obtain additional skills and find new employment elsewhere.

•	Outsourcing – We are one of the largest providers of recruitment process outsourcing in the employment services industry, enabling our clients to outsource the entire recruitment process for permanent and contingent staff to us, so they can focus on other areas of human resources.

•	Consulting – We offer a wide range of consulting expertise including: human resources consulting, research and diagnostics, benchmarking, talent architecture, outplacement and organizational consulting.

We, and our predecessors, have been in business since 1948, with shares listed on the New York Stock Exchange since 1967.

Our Internet address is www.manpower.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our Internet website, our articles of incorporation, the bylaws, the Manpower Code of Business Conduct and Ethics, our Corporate Governance Guidelines, the charters of the Audit, Executive Compensation and Nominating and Governance Committees of the Board of Directors, guidelines for selecting board candidates, categorical standards for relationships deemed not to impair independence of non-employee directors and policy on services provided by independent auditors. Documents available on the website are also available in print for any shareholder who requests them. Requests may be made by writing to Mr. Michael J. Van Handel, Secretary, Manpower Inc., 5301 North Ironwood Road, Milwaukee, Wisconsin 53217. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Our Operations

United States

In the United States, our operations under the Manpower and Manpower Professional brands are carried out through both branch and franchise offices. We had 572 branch and 344 franchise offices in the United States as of December 31, 2005. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the United States regardless of whether an office is a branch or franchise. We provide client invoicing and payroll processing of our contingent workers for all branch offices and some of our franchise offices through our Milwaukee headquarters.

Our franchise agreements provide the franchisee with the right to use the Manpower® or Manpower Professional® service mark and associated marks in a specifically defined exclusive territory. In the United States, franchise fees range from 2-3% of franchise sales. Our franchise agreements provide that in the event of a proposed sale of a franchise to a third party, we have the right to repurchase the franchise at the same price and on the same terms as proposed by the third party. We frequently exercise this right and intend to continue to do so in the future if opportunities arise with appropriate prices and terms.

In the United States, our Manpower operations provide a variety of employment services, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2005, approximately 31% of our United States temporary and contract recruitment revenues were derived from placing office staff, including contact center staff, 59% from placing industrial staff and 10% from placing professional and technical staff.

We also conduct business in the United States under our Jefferson Wells and Right Management brands. These operations are discussed further in the following sections.

France

We are a leading employment service provider in France. We conduct our operations in France and the surrounding region through 1,107 branch offices under the name of Manpower and 76 branch offices under the name Supplay.

The employment services market in France is predominately focused on temporary recruitment for industrial positions. In 2005, we derived approximately 65% of our revenue in France from the supply of industrial staff, 18% from the supply of construction workers and 17% from the supply of office staff.

During 2005, a new law in France ended the French Job Center’s (ANPE’s) control of the placement of the unemployed. As a result of this law change, companies that provide temporary staffing were also allowed to offer permanent recruitment services beginning January 1, 2005. We expect these services will have a long-term benefit to our French business, but they did not have a significant impact on our 2005 results due to investments required to grow this service line.

Europe, Middle East and Africa (excluding France), or EMEA

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe, the Middle East and Africa. Our largest operations are in Germany, Italy, the Netherlands, Norway, Spain, Sweden, and the United Kingdom. Collectively, we operate through 1,469 branch offices and 52 franchise offices in this region. Our franchise offices are primarily located in Switzerland, where we own 49% of the franchise.

Manpower UK, the largest operation in the EMEA segment comprising 19% of EMEA revenues, is a leading provider of employment services in the United Kingdom. As of December 31, 2005, Manpower UK conducted operations in the United Kingdom through a network of 138 branch offices and also by providing on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2005, approximately 64% of Manpower UK’s employment services revenues were derived from the supply of office staff, including contact center staff, 17% from the supply of industrial staff and 19% from the supply of technical staff.

We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 171 branch offices, separate from the Manpower and Manpower Professional brands. Brook Street is based in the United Kingdom. Its core business is secretarial, office and light industrial recruitment, with niche operations in accountancy, finance and social care recruitment. Brook Street operates as a local network of branches supported by a national head office and competes primarily with local or regional independents. Portions of Brook Street’s revenues are derived from the placement of permanent staff, however the substantial majority of their revenues are generated from temporary and contract placements.

Also included in our EMEA operations is Elan, which is a leading IT and technical recruitment firm. In addition to IT and technical recruitment, Elan provides managed service solutions to clients, which enable them to recruit personnel efficiently and achieve ongoing cost savings. Elan provides IT recruitment services in 17 countries, with the largest operations in the United Kingdom.

During 2005 for our EMEA operations, approximately 31% of temporary and contract recruitment revenues were derived from placing office staff, 37% from placing industrial staff and 32% from placing professional and technical staff.

We also conduct business in EMEA under Jefferson Wells and Right Management brands. These operations are discussed further in the following sections.

Jefferson Wells

Jefferson Wells provides highly skilled project personnel along three primary business lines – internal controls, tax operations, and finance operations. The company serves clients, including more than half the Fortune 500, through highly experienced, salaried professionals working from offices across North America and Europe. Jefferson Wells’ unique business model and flat organizational structure make it a high-value alternative to public accounting firms and other consulting groups. Because the company hires only seasoned professionals with public accounting and industry experience and resources are put into local offices, rather than a centralized, partner-based organization, fees are more competitive compared to larger firms. In most cases, because the professionals sent to clients are local, travel and lodging expenses are nominal or non-existent. Since specialists are located throughout our office network, experts are nearby for clients. Services are currently provided through 48 offices, which include major United States metropolitan markets, as well as international offices in Toronto, London, and Amsterdam.

Right Management

Right Management is a leading global provider of outplacement and consulting services operating from approximately 250 offices in 35 countries.

Outplacement services offer assistance to individuals or groups of employees displaced from employment. Services range from advising employers on severance packages to assisting displaced employees with resume writing, networking and interviewing. Services to displaced employees are provided in individual or group programs. Managerial-level employees generally receive longer-term, individual services, while less-senior employees receive shorter-term, group-based services. Programs frequently begin with the displaced employee receiving counseling immediately after the layoff notification, followed by a combination of classroom training, support services and web-based tools to guide them along the remainder of the outplacement process.

While somewhat less common outside of North America, outplacement services are prevalent in the United Kingdom and Australia and are becoming more common in continental Europe and Japan.

Consulting services provide assistance in addressing companies’ evolving human capital needs, focusing on assisting organizations in addressing the human side of change. Consultants help companies to build high performance organizations. Consulting services are designed to improve employees’ commitment, skill sets and confidence levels, overall teamwork and leadership development to align the workforce with an organization’s overall business strategy and positively impact the success of the business. Consulting services include a wide range of services centered around assessments, strategic execution, leadership development and strategic talent management. These services also address the need for companies to retain productive human capital and minimize employee turnover, which can otherwise result in lost productivity, lost business, decreased client satisfaction, decreased morale and lost intellectual capital.

Other Operations

We operate under the Manpower and Manpower Professional brands through 486 branch offices and 24 franchise offices in the other markets of the world. The largest of these operations are located in Australia, Japan, and Mexico, all of which operate through branch offices, and Canada, which operates through branch and franchise offices. Other operations are located throughout Central and South America and Asia, which operate through branch and franchise offices. In most of these countries, we primarily supply contingent workers to the office, industrial, and technical markets, which were 35%, 43%, and 22% of temporary and contract recruitment revenues, respectively.

Competition

Introduction

We compete in the employment services industry by offering a complete range of services, including permanent, temporary and contract recruitment, assessment and selection, training, outsourcing and consulting.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of U.S. Dollars in annual revenues. It is also a highly competitive industry, reflecting several trends in the global marketplace, notably increasing demand for skilled people and consolidation among clients and in the employment services industry itself.

We manage these trends by leveraging established strengths, including one of the employment services industry’s best-recognized brands; geographic diversification; size and service scope; an innovative product mix; and a strong client base. While permanent, temporary and contract recruitment is an important aspect of our business, our strategy is focused on providing both the skilled permanent employees our clients need and high-value services such as workforce management and outsourcing and consulting solutions.

Client demand for employment services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our services. Correspondingly, during periods of weak economic growth or economic contraction, the demand for our services typically declines, while demand for our outplacement services accelerates.

During the last several years, secular trends toward greater workforce flexibility have had a favorable impact on demand for our services in several markets. As companies attempt to increase the variability of their cost base, contemporary work solutions help them to effectively address the fluctuating demand for their products or services.

Although employment services firms compete in a local market, for administrative purposes, the largest clients demand national, and increasingly global, arrangements. A large national or multi-national client will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to its local managers. As a result, firms with a large network of offices compete most effectively for this business. National and multi-national arrangements, which generally have agreed-upon pricing or mark-up on services performed, represented approximately 45% of our sales in 2005.

Temporary and Contract Recruitment Market

The temporary and contract recruitment market throughout the world is large and highly fragmented with more than 15,000 firms competing throughout the world. In addition to us, the largest publicly owned companies specializing in temporary and contract recruitment are Adecco, S.A. (Switzerland), Vedior N.V. (Netherlands), Randstad Holding N.V. (Netherlands) and Kelly Services, Inc. (U.S.).

Historically, in periods of economic prosperity, the number of firms providing temporary and contract recruitment has increased significantly due to the combination of a favorable economic climate and low barriers to entry. Recessionary periods generally result in a reduction in the number of competitors through consolidation and closures; however, historically this reduction has proven to be for a limited time as the following periods of economic recovery have led to a return in growth in the number of competitors.

In the recruitment market, competition is often limited to firms with offices located within a client’s particular local market because job candidates for permanent, contract and temporary positions are generally unwilling to travel long distances, resulting in a low barrier to entry. In most major markets, competitors generally include many of the publicly traded companies and numerous regional and local competitors, some of which may operate only in a single market. Governmental entities or agencies, such as state employment offices in the United Kingdom and many European countries may also compete in some markets.

Since clients rely on recruitment firms having offices within the local area in which they operate, competition varies from market-to-market and country-to-country. In most areas, no single company has a dominant share of the temporary and contract recruitment market. Many clients use more than one provider; however, in recent years, the practice of using a limited number of recruitment suppliers, a sole supplier or a primary supplier has become increasingly important among the largest clients. These sole supplier relationships can have a significant impact on our revenue and operating profit growth as volume reductions by such clients, whether related to economic factors or otherwise, could have an adverse effect on our results in any period.

Recruitment firms act as intermediaries in matching available permanent, temporary and contract workers to employer assignments. As a result, these firms compete both to recruit and retain a supply of permanent, temporary and contract workers and to attract clients to employ these workers. Competition is generally limited to firms having offices located in a specific local geographic market. Depending on the economy of a particular market at any point in time, it may be necessary for us to place greater emphasis on recruitment and retention of temporary and contract workers or marketing to clients. We recruit permanent, temporary and contract workers through a wide variety of means, including personal referrals, certain online resources and advertisements, and by providing an attractive compensation package in jurisdictions where such benefits are not otherwise required by law, including health insurance, vacation and holiday pay, incentive and pension plans and a recognition program.

Methods used to market recruitment services to clients vary depending on the client’s perceived need for permanent, temporary and contract workers, the local labor supply, the length of assignment and the number of workers required. Depending on these factors, we compete by means of quality of service provided, scope of service offered and price. In the recruitment market, quality is measured primarily by the ability to effectively match an individual worker to a specific assignment, as well as the rate of and promptness in filling an order. Success in providing a high quality service is a function of the ability to access a large supply of available workers, select suitable individuals for a particular assignment and, in some cases, train available workers in skills required for an assignment.

An important aspect in the selection of temporary and contract workers for an assignment is the ability of the recruitment firm to identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to an employer’s requirements. We have developed a variety of proprietary programs for identifying and assessing the skill level of our associates, which are used in selecting a particular individual for a specific assignment. The programs include:

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

It is also important to be able to access a large network of skilled workers and to be able to “create” certain hard-to-find skills by offering training to available workers. Our competitive position is enhanced by our ability to offer a wide variety of skills, in some of the most important market segments for temporary and contract work, through the use of training systems.

We have developed the Global Learning Center, or GLC, an on-line university for our employees and associates. The GLC provides skills training, assessment and other career-related services. Students of the GLC have access to Skillware® training, which trains office workers on over 50 different applications from a variety of developers including Microsoft and Lotus. Skillware® training is also available to prepare workers for positions in contact centers, banks and other organizations where transaction processing skills are required, and to improve general office skills such as spelling, punctuation and keyboard skills. Students can also select from more than 1,500 courses in the areas of client server, programming, Internet development, and business skills. The training prepares technical employees for certification testing by guiding them through E-Commerce, Visual Basic, C++ Programming, COBOL, JAVA, SAP, PowerBuilder, IEEE LAN Architecture and more. This training is available in a number of different languages, including English, Finnish, French, German, Greek, Italian, Japanese, Portuguese and Spanish.

Permanent Recruitment Market

In addition to temporary and contract recruitment, Manpower offers its clients recruitment services for permanent staff. Today, Manpower has over 2,100 full-time recruiters helping our clients find people with the right skills for their business requirements. Our permanent recruitment experts help clients acquire the most relevant information about candidates for a fraction of the time and investment required to create a comparable in-house hiring program. Our permanent placement services include resume management, applicant pre-screening and testing, interviewing, and online training. Our competitors in the permanent recruitment market are often the same as those in the temporary and contract recruitment market, with other smaller national agencies also in the mix.

Outplacement and Consulting Services Market

The market for outplacement and consulting services is also highly competitive. In the market for services required by global clients, there are several barriers to entry, such as the global coverage, specialized local knowledge and technology required to provide outstanding services to corporations on a global scale.

Our competitors in the outplacement market include major outplacement services firms, such as Drake Beam Morin, a subsidiary of Thomson Corporation, a publishing company, and career service divisions of global employment services firms. Additionally, there are regional firms and numerous smaller boutiques operating in either limited geographic markets or providing limited services.

Our competitors in the consulting market include: major firms that compete in serving the large employer worldwide, such as Mercer Delta, Towers Perrin, Watson Wyatt and Hewitt Associates; consulting practices of public accounting and consulting firms, such as PricewaterhouseCoopers, Deloitte & Touche, Cap Gemini (Ernst & Young), Bearing Point (KPMG) and Accenture; and boutique firms comprised primarily of professionals formerly associated with the firms mentioned above.

Companies choose to provide outplacement services for several reasons. First, as the competition for attracting and retaining qualified employees increases, companies are increasingly attempting to distinguish themselves in the marketplace as attractive employers. Consequently, more companies are providing outplacement services as part of a comprehensive benefits package that provide for the well being of employees not only during their period of employment, but also after their employment ceases. Additionally, when companies complete layoffs, many believe that providing outplacement services projects a positive corporate image and improves morale among the remaining employees. Finally, companies may provide outplacement services to reduce costs by preparing and assisting separated employees to find new employment, thereby diminishing employment-related litigation.

Our technology solutions are designed to be an integral part of our outplacement services. We have made significant investments in technology to augment our core services with online, twenty-four hours a day, seven days a week access and support. These solutions are:

•	RightTrack SM – Web-based collaborative program management tool that enables us to instantly interact and deliver outplacement services seamlessly around the world,

•	Right-from-Home ® – Web services that help clients find new careers as fast as possible,

•	Right Connection ® – A tool that enables companies to provide a customized, co-branded career transition portal for their employees in transition,

•	Job Bank – A tool that provides thousands of exclusive positions for candidates and the opportunity to post jobs from hiring companies,

•	Resume Bank – A tool that links hiring companies with candidates through a resume database,

•	Right FasTrack SM – A home-based outplacement service that combines personalized multi-media tools and individual consulting, and

•	Right Access SM – A customized web site for our client companies that gives our HR contacts instant access to our services.

Companies frequently augment their internal human resources professional staff with external consultants for many reasons. First, the growing importance and complexity of employee issues is creating an unprecedented administrative and technical burden on human resources departments. Additionally, human resources departments have historically been viewed as cost centers within organizations, and pressures to contain costs decrease the resources available to managers. Finally, companies increasingly choose to outsource non-core functions that can be addressed either more effectively or in a less costly manner by outside professionals.

Our technology solutions are designed to be an integral part of our consulting services. We have made significant investments in technology to augment our core services with online, twenty-four hours a day, seven days a week access and support.

Organization Performance tools include:

•	PeopleBrand™ – Tool for defining, declaring and delivering employment brand in order to attract and retain high-value talent,

•	PeoplePoll™ – Comprehensive employee survey, and

•	ECustom Surveys™ – Client-specific surveys on a variety of topics.

Leadership Development tools include:

•	Compass – 360 feedback tool and workshop focusing on effective leadership,

•	Matrix – 360 survey that provides feedback on employees’ power and influence, and

•	ECustom 360™ – Survey that focuses on the competencies people need to succeed in a specific company, function or job.

Talent Management tools include:

•	CompAssess™ – A competency-based assessment tool, and

•	Strategic Career Management 2000™ – a self-directed learning tool that leads employees through the career planning process.

Regulation

The employment services industry is closely regulated in all of the major markets in which we operate, except the United States and Canada. Employment services firms are generally subject to one or more of the following types of government regulation:

•	regulation of the employer/employee relationship between the firm and its temporary and contract employees,

•	registration, licensing, record keeping and reporting requirements, and

•	substantive limitations on the operations or the use of temporary and contract employees by clients.

In many markets, the existence or absence of collective bargaining agreements with labor organizations has a significant impact on our operations and the ability of clients to use our services. In some markets, labor agreements are structured on an industry-wide, rather than company-by-company, basis. Changes in these collective labor agreements have occurred in the past and are expected to occur in the future and may have a material impact on the operations of employment services firms, including us.

In many countries, including the United States and the United Kingdom, employment services firms are considered the legal employers of temporary and contract workers. Therefore, laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers’ compensation, govern the firm. In other countries, employment services firms, while not the direct legal employer of temporary and contract workers, are still responsible for collecting taxes and social security deductions and transmitting such amounts to the taxing authorities.

In many countries, particularly in continental Europe, entry into the employment services market is restricted by the requirement to register with, or obtain licenses from, a government agency. In addition, a wide variety of ministerial requirements may be imposed, such as record keeping, written contracts and reporting. The United States and Canada do not presently have any form of national registration or licensing requirement.

In addition to licensing or registration requirements, many countries impose substantive restrictions on the use of temporary and contract workers. Such restrictions include regulations affecting the types of work permitted, the maximum length of assignment, wage levels or reasons for which temporary and contract workers may be employed. In some countries special taxes, fees or costs are imposed in connection with the use of temporary and contract workers. For example, temporary and contract workers in France are entitled to a 10% allowance for the uncertain duration of employment, which is eliminated if a full-time position is offered to them within three days after assignment termination. In some countries, the contract of employment with temporary and contract employees must differ from the length of assignment.

Our outplacement and consulting services generally are not subjected to governmental regulation in the markets in which we operate.

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

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legal Regulations.”

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries. We believe that many of these marks and trade names, including Manpower®, Manpower Professional®, Right Management Consultants®, Jefferson Wells®, Brook Street®, Elan®, Ultraskill®, and Skillware®, have significant value and are materially important to our business. In addition, we maintain other intangible property rights.

Employees

We had approximately 27,000 full-time equivalent employees as of December 31, 2005. In addition, we estimate that we recruit on behalf of our clients approximately four million permanent, temporary and contract workers on a worldwide basis each year.

As described above, in most jurisdictions, we, as the employer of our temporary and contract workers or as otherwise required by applicable law, are responsible for employment administration. This administration includes collection of withholding taxes, employer contributions for social security or its equivalent outside the United States, unemployment tax, workers’ compensation and fidelity and liability insurance, and other governmental requirements imposed on employers. In most jurisdictions where such benefits are not legally required, including the United States, we provide health and life insurance, paid holidays and paid vacations to qualifying temporary and contract employees.

Financial Information about Foreign and Domestic Operations

Note 15 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2005, 2004, and 2003. Such note is found in our 2005 Annual Report to Shareholders and is incorporated herein by reference.

Item 1A.	Risk Factors

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

•	cost structure of subsidiaries;

•	management turnover;

•	reorganizations;

•	material changes in the demand from larger customers, including customers with which we have national, multi-national, or sole-supplier arrangements;

•	availability of workers with the skills required by customers;

•	increases in the wages paid to our associates;

•	competitive market pressures, including pricing pressures;

•	inability to pass along direct cost increases to customers;

•	changes in demand for our specialized services, including assisting companies in complying with the Sarbanes-Oxley Act legislation, and outplacement services;

•	our ability to successfully expand into new markets or offer new service lines;

•	our ability to successfully invest in and implement information systems;

•	unanticipated technological changes, including obsolescence or impairment of information systems;

•	changes in customer attitudes toward the use of staffing services;

•	government, tax or regulatory policies adverse to the employment services industry;

•	general economic conditions in domestic and international markets;

•	interest rate and exchange rate fluctuations;

•	difficulties related to acquisitions, including integrating the acquired companies and achieving the expected benefits;

•	impairments to the carrying value of acquisitions and other investments resulting from poor financial performance;

•	the risk factors disclosed below; and

•	other factors that may be disclosed from time to time in our SEC filings or otherwise.

Some or all of these factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

RISK FACTORS

Any significant economic downturn could result in our customers using fewer temporary and contract workers, which would materially adversely affect our business.

Because demand for recruitment services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity begins to slow down, companies tend to reduce their use of temporary and contract workers before undertaking layoffs of their regular employees, resulting in decreased demand for temporary and contract workers. Significant declines in demand, and thus in revenues, can result in expense de-leveraging, which would result in lower profit levels.

The worldwide employment services industry is highly competitive with limited barriers to entry, which could limit our ability to maintain or increase our market share or profitability.

The worldwide employment services market is highly competitive with limited barriers to entry, and in recent years has been undergoing significant consolidation. We compete in markets throughout North America, South America, Europe, Australia and Asia with full-service and specialized employment services agencies. Several of our competitors, including Adecco S.A., Vedior N.V., Randstad Holding N.V. and Kelly Services, Inc., have very substantial marketing and financial resources. Price competition in the staffing industry is intense and pricing pressures from competitors and customers are increasing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

Government regulations may result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements that may reduce our future earnings.

In many jurisdictions in which we operate, such as France and Germany, the employment services industry is heavily regulated. For example, governmental regulations in Germany restrict the length of contracts and the industries in which our associates may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of our associates. For example, our associates in France are entitled to a 10% allowance for the uncertain duration of employment, which is eliminated if a full-time position is offered to them within three days. The countries in which we operate may, among other things:

•	create additional regulations that prohibit or restrict the types of employment services that we currently provide;

•	require new or additional benefits be paid to our associates;

•	require us to obtain additional licensing to provide staffing services; or

•	increase taxes, such as sales or value-added taxes, payable by the providers of temporary and contract recruitment services.

Any future regulations may have a material adverse effect on our financial condition, results of operations and liquidity because they may make it more difficult or expensive for us to continue to provide staffing services.

Our acquisition strategy may have a material adverse effect on our business due to unexpected or underestimated costs.

We have completed a number of acquisitions. For example, we acquired Elan in 2000 for a total purchase price of $146.2 million and we acquired Jefferson Wells in 2001 for a purchase price of $174.0 million. We acquired and invested in other companies during 2002 for a total consideration of $55.4 million, $33.5 million of which was paid in cash. In 2003, we acquired and invested in other companies for a total consideration of $6.7 million.

In January 2004, we acquired Right Management by means of an exchange offer for all of Right Management’s outstanding common stock. The purchase price for this acquisition was $630.6 million, the majority of which represents the fair value of shares exchanged and stock options.

We acquired and invested in other companies in 2005 for a total consideration of $12.9 million. We may make additional acquisitions in the future. Our acquisition strategy involves significant risks, including:

•	difficulties in the assimilation of the operations, services and corporate culture of acquired companies;

•	over-valuation by us of acquired companies;

•	insufficient indemnification from the selling parties for legal liabilities incurred by the acquired companies prior to the acquisitions; and

•	diversion of management’s attention from other business concerns.

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. In addition, future acquisitions could materially adversely effect our business, financial condition, results of operations and liquidity because they would likely result in the incurrence of additional debt or dilution, contingent liabilities, an increase in interest expense and amortization expenses related to separately identified intangible assets. Possible impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges could also occur.

Intense competition may limit our ability to attract, train and retain the qualified personnel necessary for us to meet our clients’ staffing needs.

We depend on our ability to attract and retain qualified associates who possess the skills and experience necessary to meet the requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel through recruiting and training programs to keep pace with changing customer needs and emerging technologies. Competition for individuals with proven professional skills, particularly employees with accounting and technological skills, is intense, and we expect demand for such individuals to remain very strong for the foreseeable future. Qualified personnel may not be available to us in sufficient numbers and on terms of employment acceptable to us. Developing and implementing training programs requires significant expenditures and may not result in the trainees developing effective or adequate skills. We may not be able to develop training programs to respond to our clients’ changing needs or retain associates who we have trained. The failure to recruit, train and retain qualified associates could materially adversely affect our business because it may result in an inability to meet our clients’ needs.

We may be exposed to employment-related claims and costs and other litigation that could materially adversely affect our business, financial condition and results of operations.

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of our associates;

•	claims by our associates of discrimination or harassment directed at them, including claims relating to actions of our clients;

•	claims related to the employment of illegal aliens or unlicensed personnel;

•	payment of workers’ compensation claims and other similar claims;

•	violations of wage and hour requirements;

•	retroactive entitlement to employee benefits;

•	errors and omissions of our associates, particularly in the case of professionals, such as accountants; and

•	claims by our clients relating to our assoicates’ misuse of clients proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

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

Our operations are dependent on the continued efforts of our officers and executive management. In addition, we are dependent on the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of executive management who have acquired significant experience in operating an employment services company on an international level may cause a significant disruption to our business. Moreover, the loss of our key managers and field personnel may jeopardize existing client relationships with businesses that continue to use our services based upon past relationships with these local managers and field personnel. The loss of such key personnel could materially adversely affect our operations, because it may result in an inability to establish and maintain client relationships and otherwise operate our business.

Some of our subsidiaries might have significant clients, which if lost, could have a material adverse impact on their earnings.

Jefferson Wells is a global professional services provider of internal controls, tax operations and finance operations services, with operations in the United States, Canada and Europe. Approximately 13% and 19% of Jefferson Wells’ revenues for 2005 and 2004, respectively, were generated from providing services to one client. Should this client’s demand for our services decrease, this would negatively impact our Jefferson Wells segment and overall profitability for us as a whole.

Foreign currency fluctuations may have a material adverse effect on our operating results.

We conduct our operations in 72 countries and territories and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. Dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2005, approximately 80% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $733.8 million of our outstanding indebtedness as of December 31, 2005 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. Dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This exposure could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future because, among other things, it could cause our reported revenues and profitability to decline or debt levels and interest expense to increase.

As of December 31, 2005, we had $735.0 million of total debt. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

Our failure to comply with restrictive covenants under our revolving credit facilities and other debt instruments could trigger prepayment obligations.

Our failure to comply with the restrictive covenants under our revolving credit facilities and other debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

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

The market price for our common stock has been and may continue to be volatile. For example, during the fiscal year ended December 31, 2005, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $48.65 to a low of $38.55. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

In addition, the Wisconsin control share acquisition statute and Wisconsin’s “fair price” and “business combination” provisions limit the ability of an acquiring person to engage in certain transactions or to exercise the full voting power of acquired shares under certain circumstances. These provisions and other provisions of Wisconsin law could make it more difficult for a third party to acquire us, even if doing so would benefit our shareholders. As a result, offers to acquire us, which may represent a premium over the available market price of our common stock, may be withdrawn or otherwise fail to be realized. The provisions described above could cause our stock price to decline.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

Item 3.	Legal Proceedings

We are involved in litigation of a routine nature and various legal matters, which are being defended and handled in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF MANPOWER

(as of February 14, 2006)

Name of Officer	Office

Jeffrey A. Joerres Age 46	Chairman of Manpower since May 2001, and President and Chief Executive Officer of Manpower since April 1999. Senior Vice President – European Operations and Marketing and Major Account Development of Manpower from July 1998 to April 1999. A director of Artisan Funds, Inc. and Johnson Controls, Inc. A director of Manpower for more than five years. An employee of Manpower since July 1993.

Michael J. Van Handel Age 46	Executive Vice President, Chief Financial Officer and Secretary of Manpower since April, 2002. Senior Vice President, Chief Financial Officer and Secretary of Manpower from August, 1999 to April, 2002. Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Manpower from July, 1998 to August, 1999. An employee of Manpower since May, 1989.

Barbara J. Beck Age 45	Executive Vice President of Manpower – Europe, Middle East and Africa since January, 2006. Executive Vice President of Manpower – United States and Canadian Operations from January, 2002 to December, 2005. Independent consultant from August, 2000 to January, 2002. Area Vice President and General Manager of United States – West for Sprint Corporation from February, 1996 to August, 2000. An employee of Manpower since January, 2002.

Jean-Pierre Lemonnier Age 47	Executive Vice President of Manpower and President of Manpower France since April, 2002. Managing Director of Manpower France from March, 2002 to April, 2002. Director of Operations, Manpower France from April, 1998 to March, 2002. An employee of Manpower since April, 1998.

Yoav Michaely Age 49	Executive Vice President of Manpower – Global Operational Effectiveness since January, 2006. Executive Vice President and Managing Director of Other Europe, Middle East and Africa for Manpower from April, 2002 to December, 2005. Senior Vice President of Manpower and Managing Director – European Region from December, 1999 to April, 2002. Regional Director – Southern Europe from September, 1996 to December, 1999. An employee of Manpower since 1985.

Jonas Prising Age 41	Executive Vice President of Manpower – United States and Canadian Operations since January, 2006. Managing Director of Manpower Italy from July, 2002 to December, 2005. Director of Manpower Global Accounts – EMEA from June, 1999 to June, 2002. Prior to joining Manpower, held multiple international management positions with Electrolux from 1989 to May 1999. An employee of Manpower since June, 1999.

Owen J. Sullivan Age 48	Executive Vice President of Manpower Inc., and CEO of Right Management Consultants and Jefferson Wells since January, 2005. Chief Executive Officer of Jefferson Wells International, Inc. from April, 2003 to January, 2005. Independent consultant from 2002 to 2003. President of the Financial Services Group – Metavante Corporation from 1999 to 2003. An employee of Manpower since April, 2003.

OTHER INFORMATION

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and related entities (“Deloitte”), during 2005:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)	consultation regarding appropriate handling of items on tax returns, required tax disclosures, elections and tax filing positions available to the Company;

(c)	assistance with tax audits and examinations, including providing advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, U.S. treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(d)	advice and assistance with respect to transfer pricing matters, including the preparation of reports used by the Company to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions;

(e)	advice regarding tax issues relating to the Company’s internal reorganizations;

(f)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(g)	review of the Company’s third quarter financial statements;

(h)	assistance with the coordination of a communications network installation;

(i)	consultation regarding benefit plans and certain other employee matters;

(j)	due diligence work on potential acquisitions;

(k)	assistance with a request to a government agency regarding the move to a shared service center; and

(l)	assistance in a customer request for information regarding financial results.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

In October 2005, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $250.0 million. The authorization permitted share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of December 31, 2005, we have repurchased 300,000 shares under this authorization, at a total price of $14.1 million, as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate number of shares that may yet be purchased
October 1- 31, 2005	—	$—	—	5,000,000
November 1 - 31, 2005	140,000	46.63	140,000	4,860,000
December 1 - 31, 2005	160,000	47.30	300,000	4,700,000

There are 4.7 million shares of common stock remaining available for purchase under this authorization.

The remaining information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2005, under the heading “Note 16 - Quarterly Data” (page 87) and “Corporate Information” (page 92) and in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006, under the caption “Equity Compensation Plan Information”, which information is hereby incorporated herein by reference.

Item 6.	Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2005, under the heading “Selected Financial Data” (page 88), which information is hereby incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2005, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (pages 33 to 52), which information is hereby incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2005, under the heading “Significant Matters Affecting Results of Operations” (pages 49 to 52), which information is hereby incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and the notes thereto (pages 56 to 87) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2005, which information is hereby incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 27, 2005, the Audit Committee of the Board of Directors of Manpower Inc. (the “Company”) dismissed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and appointed Deloitte & Touche LLP as the Company’s new independent registered public accounting firm.

PricewaterhouseCoopers LLP’s reports on the Company’s consolidated financial statements for each of the years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2004 and 2003, and the subsequent interim period through July 29, 2005, there were no disagreements between the Company and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PricewaterhouseCoopers LLP’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements of the Company for such years.

None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the years ended December 31, 2004 and 2003 or during the subsequent interim period through July 29, 2005.

The Company has provided PricewaterhouseCoopers LLP with a copy of the foregoing disclosures.

During the years ended December 31, 2004 and 2003, and the subsequent interim period through July 27, 2005, the Company did not consult with Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting is set forth on page 53 in our Annual Report to Shareholders for the fiscal year ended December 31, 2005 which information is hereby incorporated herein by reference. The Independent Registered Public Accounting Firm’s report with respect to Management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting is included on pages 53 and 54 of our Annual Report to Shareholders for the fiscal year ended December 31, 2005 which information is hereby incorporated herein by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of Manpower” in Part I after Item 4.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)	The board of directors has determined that Edward J. Zore, chairman of the audit committee, is an “audit committee financial expert.” Mr. Zore is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)	Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

(e)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(f)	We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the Code on our Internet website at www.manpower.com.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006, under the caption “Remuneration of Directors”; under the caption “Executive Compensation”; and under the caption “Executive Compensation Committee Interlocks and Insider Participation,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006, under the caption “Security Ownership of Certain Beneficial Owners” and under the caption “Security Ownership of Management,” which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006, under the caption “Audit Committee Report,” which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements.

Page Number(s) in Annual Report to Shareholders
Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

Report of Independent Registered Public Accounting Firm	53 -55

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	56

Consolidated Balance Sheets as of December 31, 2005 and 2004	57

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	58

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	59

Notes to Consolidated Financial Statements	60 -87

(a)(2)	Financial Statement Schedules.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

SCHEDULE II - Valuation and Qualifying Accounts

(a)(3)	Exhibits.

See (c) below.

Pursuant to Regulation S-K, Item 601(b)(4)(iii), Manpower hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of Manpower and its consolidated subsidiaries which does not exceed 10 percent of the total assets of Manpower and its subsidiaries on a consolidated basis.

(c)	Exhibits.

3.1	Articles of Incorporation of Manpower Inc. incorporated by reference to Annex C of the Prospectus, which is contained in Amendment No. 1 to Form S-4 (Registration No. 33-38684).

3.2	Amendment of Amended and Restated Articles of Incorporation of Manpower Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

3.3	Amended and Restated By-laws of Manpower Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Fiscal and Paying Agency Agreement between Manpower Inc. and Citibank, N.A. as Fiscal Agent, Principal Paying Agent, Registrar and Transfer Agent and Citibank International PLC as Irish Paying Agent, dated as of June 1, 2005 (including the forms of Rule 144A Global Note and Regulation S Global Note, attached thereto as Exhibits A and B, respectively), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.1	Amended and Restated Manpower Inc. Senior Management Performance-Based Deferred Compensation Plan. **

10.2(a)	Five-Year Credit Agreement dated as of October 8, 2004 among Manpower Inc., the initial lenders named therein, Citibank N.A., Wachovia Bank, BNP Paribas, Bank One N.A., and The Royal Bank of Scotland, incorporated by reference to the Company’s Current Report on Form 8-K dated October 14, 2004.

10.2(b)	Amendment to Five-Year Credit Agreement dated as of March 14, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.2(c)	Amendment No. 2 to the Credit Agreement dated as of January 10, 2006.

10.3	Amended and Restated Manpower 1991 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996. **

10.4	Manpower Savings Related Share Option Scheme, incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-38684). **

10.5	Manpower 1990 Employee Stock Purchase Plan (Amended and Restated effective April 26, 2005), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.6	Manpower Retirement Plan, as amended and restated effective as of March 1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989. **

10.7(a)	1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. (Amended and Restated October 29, 2002), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.7(b)	Procedures Governing the Grant of Options to Non-Employee Directors under 1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. dated May 1, 2001, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.8(a)	Manpower Inc. 2002 Corporate Senior Management Incentive Program, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.8(b)	Amendment to Manpower Inc. 2002 Corporate Senior Management Incentive Program dated as of October 29, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.9	Amended and Restated Manpower 1991 Directors Stock Option Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-31021). **

10.10	Amended and Restated Manpower Deferred Stock Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996. **

10.11	Severance Agreement between Owen J. Sullivan and Manpower Inc. dated as of August 18, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. **

10.12(a)	Employment Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.12(b)	Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.13(a)	Employment Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.13(b)	Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.14(a)	Description of Bonus Arrangement for Barbara Beck for 2006 incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated February 14, 2006.**

10.14(b)	Assignment Agreement by and among Manpower Inc., Manpower Holdings Limited and Barbara Beck dated as of December 20, 2005, incorporated by reference to the Company’s Current Report on Form 8-K dated December 20, 2005. **

10.15(a)	Description of Bonus Arrangement for Yoav Michaely for 2006 incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated February 14, 2006.**

10.15(b)	Severance Agreement between Manpower Inc. and Yoav Michaely dated as of July 20, 2004, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. **

10.16(a)	Description of Bonus Arrangement for Jean-Pierre Lemonnier for 2006 incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated February 14, 2006. **

10.16(b)	Severance Agreement among Manpower S.A.S., Manpower Inc. and Jean-Pierre Lemonnier dated as of September 1, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. **

10.17(a)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 26, 2005), incorporated by reference in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders held on April 26, 2005. **

10.17(b)	Terms and Conditions Regarding the Grant of Options in Lieu of Cash Directors Fees to Non-Employee Directors Under 2003 Equity Incentive Plan of Manpower Inc., incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. **

10.17(c)	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective January 1, 2006), incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2005. **

10.17(d)	Manpower Inc. Compensation for Non-Employee Directors (Effective January 1, 2006), incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2005. **

10.17(e)	Form of Restricted Stock Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006. **

10.17(f)	Form of Nonstatutory Stock Option Agreement (for CEO/CFO), incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006. **

10.17(g)	Form of Nonstatutory Stock Option Agreement (for Executive Officers, other than CEO/CFO), incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006. **

10.17(h)	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006. **

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2005 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

14	Manpower Inc. Code of Business Conduct and Ethics (Amended and Restated Effective December 9, 2003) incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of Manpower Inc.

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of PricewaterhouseCoopers LLP

23.3	Letter of PricewaterhouseCoopers LLP regarding change of certifying accountant, incorporated by reference to the Company’s Current Report on Form 8-K dated July 27, 2005.

24	Powers of Attorney.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWER INC.

By:	/s/ Jeffrey A. Joerres
Jeffrey A. Joerres Chairman, President and Chief Executive Officer

Date:	February 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey A. Joerres Jeffrey A. Joerres	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 27, 2006

/s/ Michael J. Van Handel Michael J. Van Handel	Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 27, 2006

Directors: J. Thomas Bouchard, Marc J. Bolland, Stephanie A. Burns, Willie D. Davis, Jack M. Greenberg, Terry A. Hueneke, Rozanne L. Ridgway, Dennis Stevenson, John R. Walter and Edward J. Zore

February 27, 2006

By:	/s/ Michael J. Van Handel
Michael J. Van Handel Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Manpower Inc.:

We have audited the consolidated financial statements of Manpower Inc. and subsidiaries (the “Company”) as of and for the year ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 21, 2006; such consolidated financial statements and reports are included in your 2005 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Milwaukee, Wisconsin

February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Manpower Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 16, 2005 appearing in the 2005 Annual Report to Shareholders of Manpower Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 16, 2005

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2005, 2004 and 2003, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write- Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2005	$91.4	22.9	(18.3)	(9.2)	.4	$86.5
2004	$79.1	27.3	(21.9)	6.9	—	$91.4
2003	$70.3	16.7	(19.5)	11.4	.2	$79.1