Form 10-Q
period 2006-03-31
MANPOWER INC /WI/
filed 2006-05-01
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 25, 2006
Common Stock, $.01 par value	87,653,378

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

	March 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$554.5	$454.9
Accounts receivable, less allowance for doubtful accounts of $91.6 and $86.5, respectively	3,162.2	3,208.2
Prepaid expenses and other assets	129.0	107.5
Future income tax benefits	84.0	71.1

Total current assets	3,929.7	3,841.7

OTHER ASSETS:

Goodwill and other intangible assets, less accumulated amortization of $32.8 and $29.8, respectively	1,264.9	1,256.5
Other assets	294.4	273.8

Total other assets	1,559.3	1,530.3

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment	654.8	642.4
Less: accumulated depreciation and amortization	460.5	446.0

Net property and equipment	194.3	196.4

Total assets	$5,683.3	$5,568.4

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2006	December 31, 2005
CURRENT LIABILITIES:

Accounts payable	$793.0	$685.4
Employee compensation payable	140.2	150.6
Accrued liabilities	474.3	435.4
Accrued payroll taxes and insurance	507.3	607.2
Value added taxes payable	420.8	441.9
Short-term borrowings and current maturities of long-term debt	268.7	260.0

Total current liabilities	2,604.3	2,580.5

OTHER LIABILITIES:

Long-term debt	485.7	475.0
Other long-term liabilities	388.0	366.3

Total other liabilities	873.7	841.3

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 101,860,217 and 101,239,813 shares, respectively	1.0	1.0
Capital in excess of par value	2,372.1	2,346.7
Retained earnings	322.5	269.9
Accumulated other comprehensive loss	(3.0)	(11.0)
Treasury stock at cost, 14,310,995 and 13,867,805 shares, respectively	(487.3)	(460.0)

Total shareholders’ equity	2,205.3	2,146.6

Total liabilities and shareholders’ equity	$5,683.3	$5,568.4

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended March 31,
	2006	2005
Revenues from services	$3,929.9	$3,758.7

Cost of services	3,212.5	3,076.7

Gross profit	717.4	682.0

Selling and administrative expenses	657.7	619.5

Operating profit	59.7	62.5

Interest and other (income) expense	(16.3)	11.7

Earnings before income taxes	76.0	50.8

Provision for income taxes	23.4	18.6

Net earnings	$52.6	$32.2

Net earnings per share	$0.60	$0.36

Net earnings per share – diluted	$0.59	$0.35

Weighted average common shares	87.4	89.8

Weighted average common shares – diluted	88.7	96.9

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	3 Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$52.6	$32.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21.8	23.1
Amortization of discount on convertible debentures	—	1.9
Deferred income taxes	(10.0)	(9.8)
Provision for doubtful accounts	6.1	4.3
Stock based compensation	4.6	0.3
Other non-operating gains	(29.3)	—
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	76.9	120.7
Other assets	(19.5)	(15.4)
Other liabilities	(26.0)	(71.0)

Cash provided by operating activities	77.2	86.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15.2)	(19.2)
Acquisitions of businesses, net of cash acquired	(7.2)	(2.2)
Proceeds from the sale of business	29.6	—
Proceeds from the sale of an equity interest	8.8	—
Proceeds from the sale of property and equipment	2.2	1.3

Cash provided (used) by investing activities	18.2	(20.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	3.6	4.7
Proceeds from long-term debt	0.7	205.7
Repayments of long-term debt	(1.1)	(199.2)
Cash paid to settle convertible debentures	—	(206.6)
Proceeds from settlement of swap agreements	—	50.7
Proceeds from stock option and purchase plans	26.5	6.3
Repurchase of common stock	(33.0)	(47.2)

Cash used by financing activities	(3.3)	(185.6)

Effect of exchange rate changes on cash	7.5	(15.6)

Change in cash and cash equivalents	99.6	(135.0)

Cash and cash equivalents, beginning of year	454.9	531.8

Cash and cash equivalents, end of period	$554.5	$396.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3.7	$16.5

Income taxes paid	$9.0	$16.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2006 and 2005

(in millions, except share and per share data)

(1)	Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our 2005 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

Reorganization Costs

In the first quarter of 2006, we recorded expenses totaling $9.5 in the United Kingdom and $1.2 at Right Management for severances and other office closure costs related to reorganizations at these entities. Of the $9.5 in the United Kingdom, $2.3 was paid during the three months ended March 31, 2006, and a majority of the remaining $7.2 will be paid before the end of 2006. All of the reorganization costs at Right Management were paid during the three months ended March 31, 2006.

In 2005, we recorded total expenses of $15.3 in France and $4.0 at Right Management for severance costs related to reorganizations in both segments. As of March 31, 2006, $2.6 has been paid from the France reserve, $1.3 of which was paid in the three months ended March 31, 2006. The full $4.0 recorded at Right Management was paid in 2005.

(2)	Stock Compensation Plans

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. Prior to January 1, 2006, we accounted for all of our fixed stock option plans and our 1990 Employee Stock Purchase Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense related to stock options or our stock purchase plans was reflected in Net Earnings prior to January 1, 2006. SFAS 123R requires us to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow. Prior to January 1, 2006, we reported the entire tax benefit related to the exercise of stock options as an operating cash flow.

During the three months ended March 31, 2006, we recognized expense of approximately $4.6 in share-based compensation expense related to stock options, deferred stock, restricted stock, and an employee stock purchase plan. Cash received from stock option exercises for the period was $26.5. The total income tax benefit recognized related to share-based compensation for the same period, which is recorded in Capital in excess of par value, was approximately $0.5. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient.

As a result of adopting SFAS 123R, Operating Profit and Earnings Before Income Taxes decreased by $3.4 and Net Earnings decreased by $2.2, or $0.03 per basic and diluted share as a result of the expense recorded related to our stock option grants and our employee stock purchase plan. The following table illustrates the effect on Net Earnings and Net Earnings Per Share had we applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for periods prior to its adoption:

3 Months Ended March 31, 2005
Net earnings, as reported	$32.2
Add: Total stock-based employee compensation expense under APB No. 25, net of related tax effects(1)	0.2
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2.4)

Pro forma net earnings	$30.0

Net Earnings Per Share – Basic:
As reported	$0.36
Pro forma	$0.34

Net Earnings Per Share – Diluted:
As reported	$0.35
Pro forma	$0.33

(1)	The above stock-based employee compensation expense is related to restricted stock and deferred stock.

Stock Options

All stock-based compensation is currently granted under our 2003 Equity Incentive Plan of Manpower Inc. (“2003 Plan”). Options and stock appreciation rights are granted at a price not less than 100% of the fair market value of the common stock at the date of grant. Generally options are granted with a vesting period of up to four years and expire ten years from date of grant. As of March 31, 2006, no stock appreciation rights had been granted or were outstanding.

We also have the Savings Related Share Option Scheme for United Kingdom employees with at least one year of service. The employees are offered the opportunity to obtain an option for a specified number of shares of common stock at not less than 85% of its market value on the day prior to the offer to participate in the plan. Options vest after either three, five or seven years, but may lapse earlier. Funds used to purchase the shares are accumulated through specified payroll deductions over a 60-month period.

A summary of stock option activity during the three months ended March 31, 2006 is as follows:

	Shares (in thousands)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	5,421	$36.2
Granted	1,002	52.3
Exercised	707	32.7		$14.2
Forfeited or expired	73	40.3

Outstanding, March 31, 2006	5,643	$39.4	7.3	$100.1

Exercisable, March 31, 2006	2,895	$33.9	6.0	$67.4

For the quarter ended March 31, 2006 we have expensed $3.2 related to stock options. The total fair value of options vested during the quarter ended March 31, 2006 was $14.7. As of March 31, 2006, total unrecognized compensation cost was approximately $35.0, net of estimated forfeitures, which we expect to recognize over a weighted-average period of approximately 2.5 years.

We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	3 Months Ended
	March 31,
	2006	2005
Average risk-free interest rate	4.7%	3.8%
Expected dividend yield	1.1%	0.9%
Expected volatility	30.0%	30.0%
Expected term (years)	5.0	4.7

The average risk-free interest rate is based on the five-year U.S. Treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (weighted 40 percent) of our stock price over the past five years and implied volatility (weighted 60 percent) based upon exchange traded options for our common stock. We believe that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than considering purely historical volatility. We determined the expected term of the stock options using historical data.

Deferred Stock

Our non-employee directors may elect to receive deferred stock in lieu of the portion of the annual cash retainer. The number of shares of deferred stock is determined pursuant to a formula set forth in the terms and conditions adopted under the 2003 Plan and the deferred stock units are settled in shares of common stock following the directors’ termination of service. As of March 31, 2006, there were 6,187 shares of deferred stock earned under this arrangement, all of which are vested.

Effective January 1, 2006, non-employee directors also receive an annual grant of deferred stock (or restricted stock, if they so elect) as additional compensation for board service. The stock vests in equal quarterly installments and the vested portion is settled in shares of common stock after three years (which may be extended at the directors’ election) or upon the directors’ termination of service. As of March 31, 2006, there were 17,612 shares of deferred stock and 7,548 shares of restricted stock issued related to this arrangement, of which 13,209 shares of deferred stock and 5,661 shares of restricted stock are unvested. During the three months ended March 31, 2006 we recognized expense of $0.2 related to deferred stock. The remaining $0.6 of unrecognized compensation expense related to the unvested deferred stock will be recorded in 2006.

Restricted Stock

We also grant restricted stock awards to certain employees and non-employee directors may elect to receive restricted stock rather than deferred stock as mentioned earlier. Restrictions lapse over periods ranging up to six years. We value restricted stock awards at the closing market value of our common stock on the date of grant.

A summary of restricted stock activity for the three months ended March 31, 2006 is as follows:

	Shares (in thousands)	Wtd. Avg. Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Unvested, January 1, 2006	202	$41.43
Granted	53	52.08
Vested	38	35.84
Forfeited	—	—

Unvested, March 31, 2006	217	$44.76	3.3	$2.7

For the quarter ended March 31, 2006 we have recognized expense of $0.5 for vested restricted stock. As of March 31, 2006, there was approximately $7.9 of total unrecognized compensation cost related to unvested restricted stock, which we expect to recognize over a weighted-average period of approximately 3.8 years.

Performance Share Units

In 2005, we amended our 2003 Plan to permit the grant of performance share units. Vesting of units occurs at the end of the performance period, generally three years, except in the case of death, disability or termination of employment. A payout multiple is applied to the units awarded based on the performance criteria determined by the Executive Compensation Committee of the Board of Directors. The performance criteria for performance share units granted in February 2006 was Operating Profit Margin. The resulting payout multiple is applied to the units awarded. The units are then settled in shares of our common stock. Holders of performance share units do not receive dividends during the performance period. Accordingly, the fair value of these units is the quoted market value of our stock on the date of the grant.

The Target Awards for the 2006-2008 performance period are based on Operating Profit Margin growth over the performance period. In the event this measure exceeds the target, an additional number of shares up to 175% of the Target Award may be granted. In the event this measure falls below the target performance level, a reduced number of shares as few as the Threshold Award, which is equal to 25% of the Target Award, may be granted. If Operating Profit Margin falls below the threshold performance level, no shares will be granted.

The following table summarizes the performance share unit activity for the three months ended March 31, 2006:

Share Units
Outstanding, January 1, 2006
Granted	120,500
Vested	—
Forfeited	—

Outstanding, March 31, 2006	120,500

Threshold Award	30,125
Target Award	120,500
Outstanding Award	210,875

We recognize compensation expense when it becomes probable that the performance criteria specified in the award will be achieved. The compensation expense is recognized over the performance period and is recorded in Selling and Administrative Expenses. We currently believe the target performance criteria for the 2006-2008 performance period will likely be achieved; accordingly, we recognized compensation expense of $0.5 related to this performance period during the first quarter of 2006.

Other Stock Plans

Under the 1990 Employee Stock Purchase Plan, designated employees meeting certain service requirements may purchase shares of our common stock through payroll deductions. These shares may be purchased at the lesser of 85% of their fair market value at the beginning or end of each year.

The fair value of each share purchased under the plan is estimated using the Black-Scholes option-pricing model and the following weighted-average assumptions:

	3 Months Ended
	March 31,
	2006	2005
Average risk-free interest rate	4.4%	2.8%
Expected dividend yield	1.1%	0.9%
Expected volatility	30.0%	30.0%
Expected term (years)	1.0	1.0

These assumptions are determined using the same methodology used in determining the assumptions used in calculating the fair values of our stock options.

For the quarter ended March 31, 2006, we have recognized $0.3 of expense for shares expected to be purchased under the plan. There is approximately $0.9 of unrecognized compensation cost related to the plan, which will be recognized in 2006.

(3)	Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions in the first quarter of 2006 was $7.2.

On January 31, 2006, following approval from the Swedish Competition Authorities, we sold a non-core payroll processing business in Sweden. A pre-tax gain of $29.3 ($23.7 after tax, or $0.27 per share – diluted) related to this sale was recorded in the first quarter of 2006. Net proceeds from this transaction were $29.6.

In December 2005, we sold one of our available-for-sale investments for a gain of $2.6. Proceeds from this transaction of $8.8 were received in the first quarter of 2006.

In connection with the acquisition of Right Management in 2004, we established reserves for severances and other office lease closure costs related to streamlining Right Management’s worldwide operations that totaled $24.5. As of March 31, 2006, approximately $20.9 has been paid from these reserves, of which $1.5 was paid in 2006.

(4)	Income Taxes

We provided for income taxes during the first quarter of 2006 at a rate of 30.7%. This rate includes the impact of certain discrete items, including the reorganization charges, the gain on sale of a business in Sweden and costs related to our global cost reduction initiative. Excluding these items, we provided for income taxes at a rate of 36.5%, based on our current estimate of the annual effective tax rate. Including these items, we estimate our annual effective tax rate will be 35.5%. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates and U.S. taxes on foreign earnings and U.S. state income taxes.

(5)	Earnings Per Share

The calculations of Net Earnings Per Share and Net Earnings Per Share – Diluted are as follows:

	3 Months Ended
	March 31,
	2006	2005
Net Earnings Per Share:
Net earnings available to common shareholders	$52.6	$32.2
Weighted average common shares outstanding (in millions)	87.4	89.8

	$0.60	$0.36

Net Earnings Per Share – Diluted:
Net earnings available to common shareholders	$52.6	$32.2
Add: Amortization related to convertible debt, net of taxes	—	1.2

Net earnings	52.6	33.4
Weighted average common shares outstanding (in millions)	87.4	89.8
Effect of dilutive securities - stock options (in millions)	1.3	1.2
Effect of convertible debentures (in millions)	—	5.9

	88.7	96.9

	$0.59	$0.35

The calculation of Net Earnings Per Share – Diluted for the three months ended March 31, 2005 does not include options to purchase 100,000 shares of our common stock because the exercise price for these options is greater than the average market price of the common shares during the period. There were no options excluded from the calculation for the three months ended March 31, 2006.

On February 28, 2005, we called our convertible debentures, which resulted in 1,378,670 shares of common stock being issued as of March 30, 2005 for those debentures that were converted to shares. The remaining debentures were settled for cash. The dilutive effect of these debentures is included in our Net Earnings Per Share - Diluted calculation using the “if-converted” method, in accordance with EITF 04-8, for the period January 1, 2005 through March 29, 2005.

(6)	Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	3 Months Ended March 31,
	Defined Benefit		Retiree Health
	Pension Plans		Care Plan
	2006	2005	2006	2005
Service cost	$2.9	$2.9	$0.1	$0.1
Interest cost	3.3	3.1	0.3	0.4
Expected return on assets	(2.7)	(2.5)	—	—
Amortization of unrecognized loss (gain)	1.1	0.8	(0.2)	(0.1)

Total benefit cost	$4.6	$4.3	$0.2	$0.4

During the first quarter of 2006, $2.6 of contributions have been made to our pension plans and $0.4 of contributions have been made to our retiree health care plan. We continue to expect total contributions of $15.6 to our pension plans and $1.2 to our retiree health care plan during 2006.

(7)	Shareholders’ Equity

The components of Comprehensive Income, net of tax, are as follows:

	3 Months Ended March 31,
	2006	2005
Net earnings	$52.6	$32.2
Other comprehensive income:
Foreign currency translation gain (loss)	5.2	(33.7)
Unrealized gain on investments	1.1	1.5
Unrealized gain on derivatives	1.7	0.8

Comprehensive income	$60.6	$0.8

The components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	March 31, 2006	December 31, 2005
Foreign currency translation gain	21.0	15.8
Unrealized gain on investments	8.0	6.9
Unrealized loss on derivatives	(6.7)	(8.4)
Minimum pension liability adjustment	(25.3)	(25.3)

Accumulated comprehensive loss	$(3.0)	$(11.0)

During the first quarter of 2006, we repurchased a total of 612,600 shares of common stock at a total cost of $33.0. Including repurchases in 2005, a total of 912,600 shares of common stock at a total cost of $47.1 have been repurchased under our 2005 authorization which allows for 5 million shares to be repurchased at a total purchase price not to exceed $250.0.

On April 25, 2006, the Board of Directors declared a cash dividend of $0.27 per share, which is payable on June 14, 2006 to shareholders of record on June 5, 2006.

(8)	Interest and Other (Income) Expense

Interest and Other (Income) Expense consists of the following:

	3 Months Ended March 31,
	2006	2005
Interest expense	$11.6	$11.6
Interest income	(3.3)	(2.3)
Foreign exchange losses	0.9	0.8
Miscellaneous (income) expense, net	(25.5)	1.6

Interest and other (income) expense	$(16.3)	$11.7

Miscellaneous Income in the first quarter of 2006 includes a non-operating gain of $29.3 ($23.7 after tax, $0.27 per share – diluted), primarily related to the sale of a non-core payroll processing business in Sweden. Net proceeds from this transaction were $29.6.

(9)	Segment Data

	3 Months Ended March 31,
	2006	2005
Revenues from Services:
United States (a)	$510.3	$475.9
France	1,259.1	1,247.5
EMEA	1,414.3	1,333.1
Jefferson Wells	95.5	92.7
Right Management	96.0	104.0
Other Operations	554.7	505.5

Consolidated (a)	$3,929.9	$3,758.7

Operating Unit Profit (b):
United States	$9.5	$4.9
France	29.7	27.5
EMEA	23.1	15.0
Jefferson Wells	5.7	8.1
Right Management	4.3	9.8
Other Operations	17.9	12.5

	90.2	77.8
Corporate expenses	27.3	12.1
Amortization of intangible assets	3.2	3.2
Interest and other (income) expense	(16.3)	11.7

Earnings before income taxes	$76.0	$50.8

(a)	In the United States, where a majority of our franchises operate, Revenues from Services include fees received from the related franchise offices of $5.3 and $5.4 for the three months ended March 31, 2006 and 2005, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $282.3 and $277.6 for the three months ended March 31, 2006 and 2005, respectively.

Our consolidated Revenues from Services include fees received from our franchise offices of $8.0 and $8.3 for the three months ended March 31, 2006 and 2005, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $362.8 and $349.8 for the three months ended March 31, 2006 and 2005, respectively.

(b)	We evaluate performance based on Operating Unit Profit, which is equal to segment revenues less direct costs and branch and national headquarters operating costs.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended March 31, 2006 and 2005

Revenues from Services increased 4.6% to $3,929.9 million for the first quarter of 2006 from the same period in 2005. Revenues were negatively impacted by changes in foreign currency exchange rates during the period due to the strengthening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 11.5%. This growth rate is a result of increased demand for our services in most of our markets, including the United States, France, EMEA, and Other Operations, where revenues increased 7.2%, 9.9%, 15.3% and 14.1%, respectively, on a constant currency basis. We also saw solid growth in our permanent recruitment business which increased 39.9% on a consolidated basis in constant currency. The timing of the Easter holiday favorably impacted our consolidated revenue growth rates by approximately 2% as the first quarter of 2006 had more billing days than the first quarter of 2005. (See Financial Measures on page 20 for further information on constant currency.)

Gross Profit increased 5.2% to $717.4 million for the first quarter of 2006. In constant currency, Gross Profit increased 11.8%. Gross Profit Margin was 18.3%, an increase of 0.12% from the first quarter of 2005. The increase in Gross Profit Margin is primarily a result of a 31.7% increase in permanent recruitment fees (0.24%) as well as an increase in gross profit margin in the temporary recruitment business (0.10%) as we see pricing pressures stabilize in some markets, including France, and as we see improved margins in other markets as a result of lower direct costs (such as workers’ compensation and state unemployment taxes in the U.S.). This improvement is partially offset by a change in the mix of services provided (-0.22%) due to a lower amount of revenues coming from Right Management where the gross profit margin is generally higher than the company average.

Selling and Administrative Expenses increased 6.2% from the first quarter of 2005, to $657.7 million in the first quarter of 2006. These expenses increased 12.5% in constant currency. This increase is primarily in response to the increase in business volumes, expensing the value of stock options for the first time in 2006 ($3.4 million), and certain expenses related to reorganizations ($9.0 million) and global cost reduction project costs ($9.2 million). Excluding the reorganization charges and global costs reduction project costs of $18.2 million, Selling and Administrative Expenses increased 3.2% or 9.4% in constant currency. As a percent of revenues, Selling and Administrative Expenses were 16.7% in the first quarter of 2006 compared to 16.5% in the first quarter of 2005. Excluding the reorganization charges and global cost reduction projects costs of $18.2 million, Selling and Administrative Expenses were 16.3% of revenues in the first quarter of 2006, compared to 16.5% in the first quarter of 2005, which reflects a favorable impact of cost control efforts and productivity gains offset by continued investments in certain markets.

Operating Profit decreased 4.6% for the first quarter of 2006 compared to 2005, with an Operating Profit Margin of 1.5% in 2006 compared to 1.7% in 2005. On a constant currency basis, Operating Profit increased 5.0%, which reflects the increased Gross Profit Margin and the favorable impact of cost control efforts and productivity gains, offset by the increase in expenses as a result of the reorganization charges and global cost reduction project costs. Excluding these items, Operating Profit increased 24.6%, or 35.0% on a constant currency basis, and Operating Profit Margin was 2.0%, an increase of 30 basis points over 2005.

Interest and Other (Income) Expense was income of $16.3 million in the first quarter of 2006 compared to expense of $11.7 million for the same period in 2005. Net Interest Expense decreased $1.0 million in the quarter to $8.3 million due primarily to higher interest income. Translation losses in the first quarter of 2006 were $0.9 million compared to $0.8 million in the first quarter of 2005. Miscellaneous income, net, which consists of bank fees and other non-operating income and expenses, was $25.5 million of income in the first quarter of 2006 compared to $1.6 million of expense in the first quarter of 2005. The first quarter 2006 miscellaneous income includes non-operating gains of $29.3 million ($0.27 per share-diluted) related to the sale of a payroll processing business in Sweden. Excluding this gain, miscellaneous expenses were $3.8 million, an increase of $2.2 million over 2005, primarily due to write-offs as a result of the reorganizations in the UK.

We provided for income taxes during the first quarter of 2006 at a rate of 30.7%. This rate includes the impact of certain discrete items, including the reorganization charges, the gain on sale of a business in Sweden and costs related to our global cost reduction project. Excluding these items, we provided for income taxes at a rate of 36.5%, based on our current estimate of the annual effective tax rate. Including these items, we estimate our annual effective tax rate will be 35.5%. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates and U.S. taxes on foreign earnings, and U.S. state income taxes.

Net Earnings Per Share – Diluted increased 68.6% to $0.59 in the first quarter of 2006 compared to $0.35 in the first quarter of 2005. The higher foreign currency exchange rates negatively impacted Net Earnings Per Share – Diluted by approximately $0.06 in the first quarter of 2006 compared to 2005. Excluding the impact of the gain on the sale of a business, the reorganization charges and the global project costs, Net Earnings Per Share – Diluted increased 37.1% or 45.7% on a constant currency basis. Weighted-Average Shares – Diluted were 88.7 million in the first quarter of 2006, a decline of 8.5% from the first quarter of 2005. This decline is primarily a result of share repurchases in 2005 and the first quarter of 2006, and the redemption of our convertible debentures in March 2005.

On February 28, 2005, we called our convertible debentures, which resulted in 1,378,670 shares being issued as of March 30, 2005 for those debentures that were converted to shares. The remaining debentures were settled for cash. The dilutive effect of these debentures is included in our Net Earnings Per Share – Diluted calculation using the “if-converted” method for the period January 1, 2005 through March 29, 2005.

Segment Operating Results

United States

In the United States, revenues increased 7.2% for the first quarter of 2006 compared to the first quarter of 2005, due primarily to higher staffing volume and an increase in our permanent recruitment business. Revenue growth was favorably impacted by approximately 1% due to the timing of the Easter holiday. The year-over-year growth rate in the placement of our skilled office workers increased 12.1% from the prior year and has remained consistent with the levels experienced in the fourth quarter of 2005. Our industrial business experienced year-over-year growth of 15.5% and our professional business continues to improve.

Gross Profit Margin increased during the first quarter of 2006 compared to the first quarter of 2005 primarily due to a decrease in state unemployment taxes and lower workers’ compensation costs. In addition, the growth in permanent recruitment revenue also favorably impacted Gross Profit Margin in 2006 compared to 2005.

Selling and Administrative Expenses were well controlled during the quarter and increased at a slightly lower rate than revenues. Lower personnel costs, as a percent of revenues, were offset by higher advertising costs resulting from the launch of our new brand in February 2006.

Operating Unit Profit (“OUP”) Margin in the United States was 1.9% and 1.0% for the first quarter of 2006 and 2005, respectively. This improvement is primarily related to the increased gross profit margin coupled with effective expense management.

France

In France, revenues increased 0.9% (9.9% in Euro) during the first quarter of 2006 compared to 2005, in line with the 6.9% growth (in Euro) reported in the fourth quarter of 2005. Revenue growth was favorably impacted by approximately 2% due to the timing of the Easter holiday.

Gross Profit Margin was lower in the first quarter of 2006 compared to 2005 primarily as a result of pricing pressures in the French market. While market conditions remain price competitive, the overall pricing environment appears to be stabilizing.

Selling and Administrative Expenses decreased during the first quarter of 2006 compared to the first quarter 2005 due to effective expense management, primarily related to lower outside consulting costs.

During the first quarter of 2006 and 2005, OUP margin in France was 2.4% and 2.2%, respectively. This increase reflects the effective expense management, partially offset by the Gross Profit Margin decline.

EMEA

In EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France), revenues increased 6.1% in the first quarter of 2006 compared to the first quarter of 2005 (an increase of 15.3% on a constant currency basis). Revenues were favorably impacted by approximately 4% due to the timing of the Easter holiday. Local currency revenue growth was experienced in most major markets with the highest growth rates reported in Germany, Italy, Elan, and Holland. Local currency revenue declines were experienced by Manpower UK. Permanent recruitment revenues increased 31.5% during the quarter as a result of our investments in this business.

Gross Profit Margin increased in the first quarter of 2006 compared to the first quarter of 2005 primarily due to the increase in permanent recruitment revenues.

Selling and Administrative Expenses increased during the first quarter of 2006 compared to the first quarter of 2005 due to the need to support increased volumes and due to $7.8 million of reorganization charges recorded in the United Kingdom. Expenses as a percent of revenues increased slightly in the quarter compared to the first quarter of 2005 primarily due to the reorganization charges. Excluding these charges, expenses as a percent of revenues declined in the quarter.

OUP Margin for EMEA was 1.6% and 1.1% for the first quarter of 2006 and 2005, respectively. This margin improvement was primarily the result of leveraging our expense base with increased revenue and gross profit levels. Excluding the reorganization charges, OUP Margin would have been 2.2%.

Jefferson Wells

Revenues for Jefferson Wells in the first quarter of 2006 increased 3.0% compared to the first quarter of 2005. Approximately 10% of Jefferson Wells’ revenues for the first quarter of 2006 were generated from providing services to one customer. We do not anticipate a significant change during the coming year to the level of services provided to this customer that would have a significant impact on our operating results.

The Gross Profit Margin in the first quarter of 2006 declined compared to the first quarter of 2005 due to lower utilization of our professional staff.

Selling and Administrative Expenses increased 10.2% during the first quarter compared to the first quarter of 2005. Expense increases are primarily due to variable expenses and investments in new offices in the U.S. and foreign markets. As a percentage of revenue, expenses have increased compared to the first quarter of 2005.

The OUP Margin for Jefferson Wells in the first quarter of 2006 was 6.0% compared to 8.7% in the first quarter of 2005. This decreased margin is primarily the result of lower utilization of professional staff and higher Selling and Administrative Expenses.

Right Management

Revenues for Right Management in the first quarter of 2006 decreased 7.7% compared to the first quarter of 2005 (a decrease of 4.3% on a constant currency basis). This decrease in constant currency is the result of lower demand for outplacement services as economies in major markets continue to improve, offset by improving demand for Right’s organizational consulting services.

Gross Profit Margin decreased in the first quarter of 2006 compared to the first quarter of 2005 as a result of changes in the mix of business between outplacement and organizational consulting services.

Selling and Administrative Expenses increased as a percent of revenue for the quarter, primarily due to a $1.2 million reorganization charge recorded in the first quarter.

OUP Margin for Right Management was 4.5% in the first quarter of 2006 compared to 9.4% in the first quarter of 2005. This decreased margin is primarily the result of the increase in Selling and Administrative expenses coupled with the decrease in revenues and gross profit margins.

Other Operations

Revenues for Other Operations increased 9.8% (14.1% in constant currency) during the first quarter of 2006 compared to 2005. Revenue increases for the first quarter, in constant currency, were experienced in virtually all markets in this segment, including Argentina, Mexico and Japan which experienced revenue growth rates of 38.8%, 31.2%, and 7.3%, respectively. India and China also experienced significant growth with both reporting revenues more than double that of the first quarter of 2005. Permanent recruitment revenues increased 29.0% in constant currency as result of investments in this business.

The Gross Profit Margin increased in the first quarter of 2006 compared to 2005 primarily due to a shift in the mix of business toward those services with higher gross profit margins.

Selling and Administrative Expenses increased 10.4% in the first quarter of 2006 compared to the first quarter of 2005 to support increased revenue levels and as a result of investments in office openings and permanent recruitment business in certain markets. Expenses decreased as a percent of revenue for the quarter.

The OUP Margin for Other Operations in the first quarter of 2006 was 3.2% compared to 2.5% for the same period in 2005. This improvement is primarily due to the increase in Gross Profit Margin.

Financial Measures

Constant Currency Reconciliation

Changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” calculations in this quarterly report to remove the impact of these items. We typically express year-over-year variances that are calculated in constant currency as a percentage.

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

A reconciliation of Constant Currency amounts, which is a non-GAAP measure we believe is useful to investors, to certain of our reported results, is provided below.

	Three Months Ended March 31, 2006 Compared to 2005
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency
Revenues from Services:
United States	$510.3	7.2%	—%	7.2%
France	1,259.1	0.9	(9.0)	9.9
EMEA	1,414.3	6.1	(9.2)	15.3
Jefferson Wells	95.5	3.0	—	3.0
Right	96.0	(7.7)	(3.4)	(4.3)
Other Operations	554.7	9.8	(4.3)	14.1

Manpower Inc.	$3,929.9	4.6	(6.9)	11.5

Gross Profit	$717.4	5.2	(6.6)	11.8

Selling and Administrative Expenses	$657.7	6.2	(6.3)	12.5

Operating Profit	$59.7	(4.6)	(9.6)	5.0

(a)	Represents amounts in millions for the three months ended March 31, 2006.

Exclusion of Unusual Items

In our discussion of operations, we have excluded certain unusual items, including the sale of a non-core payroll processing business in Sweden, reorganization charges primarily in our UK operations, and a global cost reduction project. By excluding these items from our operating results, which is a non-GAAP measure, we get a better view of our ongoing operating results and we believe is useful to investors. A reconciliation to certain of our reported results is provided below.

	Three Months Ended March 31, 2006 Compared to 2005
	2006 Reported Amount	Gain on Sale of Business	Reorganization Charges	Global Cost Reduction Project	2006 As Adjusted	As Adjusted Variance %
						Reported	Constant Currency
Revenues from Services	$3,929.9				$3,929.9
Cost of Services	3,212.5				3,212.5

Gross Profit	717.4				717.4
Selling and administrative expenses	657.7	—	(9.0)	(9.2)	639.5	3.2%	9.4%

Operating Profit	59.7	—	9.0	9.2	77.9	24.6%	35.0%
Interest and other (income)expense	(16.3)	29.3	(1.7)	—	11.3

Earnings before income taxes	76.0	(29.3)	10.7	9.2	66.6

Provision for income taxes	23.4	(5.6)	3.1	3.4	24.3

Net earnings	$52.6	$(23.7)	$7.6	$5.8	$42.3	31.5%	40.4%

Net earnings per share - diluted	$0.59	$(0.27)	$0.09	$0.07	$0.48	37.1%	45.7%

Liquidity and Capital Resources

Cash provided by operating activities was $77.2 million in the first quarter of 2006 compared to $86.3 million for the first quarter of 2005. This decrease is primarily due to higher working capital needs. Cash provided by operating activities before changes in working capital requirements was $45.8 million in the first quarter of 2006 compared to $52.0 million in the first quarter of 2005.

Accounts receivable decreased to $3,126.2 million as of March 31, 2006 from $3,208.2 million as of December 31, 2005. This decrease is due to seasonal fluctuations as the revenue levels in the first quarter are typically lower than the fourth quarter. In addition, changes in foreign currency exchange rates increased accounts receivable. At December 31, 2005 exchange rates, the March 31, 2006 balance would have been approximately $47.5 million lower than reported.

Capital expenditures were $15.2 million in the first quarter of 2006 compared to $19.2 million during the first quarter of 2005. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions in the first quarter of 2006 was $7.2 million.

On January 31, 2006, we received final approval from the Swedish Competition Authorities and sold a non-core payroll processing business in Sweden. A pre-tax gain of $29.3 million ($23.7 million after tax, or $0.27 per share) related to this sale was recorded in the first quarter of 2006. Net proceeds from this transaction were $29.6 million.

In December of 2005, we sold one of our available-for-sale investments for a gain of $2.6 million. Proceeds from this transaction of $8.8 million were received in the first quarter of 2006.

Net debt borrowings in the first quarter of 2006 were $3.2 million compared to net debt repayments of $144.7 million in the first quarter of 2005. This change is the result of the redemption of the Convertible Debentures and the retirement of our €150.0 million notes in the first quarter of 2005. There were no borrowings outstanding under our Receivables Facility as of March 31, 2006 or December 31, 2005.

As of March 31, 2006, we had borrowings of $121.2 million and letters of credit of $71.1 million outstanding under our $625.0 million revolving credit agreement. There were no borrowings outstanding under our commercial paper program.

Our $625.0 million revolving credit agreement requires, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.44 to 1 and a fixed charge ratio of 2.81 to 1 as of March 31, 2006. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2006.

In addition to the previously mentioned facilities, we maintain separate bank facilities with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2006, such facilities totaled $278.9 million, of which $256.9 million was unused. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $122.5 million could have been made under these lines as of March 31, 2006. Under the revolving credit agreement effective January 2006, total subsidiary borrowings cannot exceed $150.0 million in the first, second and fourth quarters, and $300.0 million in the third quarter of each year.

In October 2005, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total price of $250.0 million. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first quarter of 2006, we repurchased 612,600 shares at a total cost of $33.0 million. There are 4.1 million shares remaining available for repurchase under this authorization, not to exceed a total price of approximately $202.9 million. During the first quarter of 2005, we repurchased 1,065,000 shares at a total cost of $47.1 million under the 2004 authorization.

On April 25, 2006, the Board of Directors declared a cash dividend of $0.27 per share, which is payable on June 14, 2006 to shareholders of record on June 5, 2006.

We have aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,695.7 million as of March 31, 2006 compared to $1,669.9 million as of December 31, 2005.

In connection with the acquisition of Right Management in 2004, we established reserves for severances and other office lease closure costs related to streamlining Right Management’s worldwide operations that totaled $24.5 million. As of March 31, 2006, approximately $20.9 million has been paid from these reserves, of which $1.5 million was paid in 2006.

In 2006, we recorded expenses totaling $9.5 million in the United Kingdom, and $1.2 million at Right Management for severances and other office closure costs related to reorganizations at these entities. Of the $9.5 million in the United Kingdom, $2.3 million was paid during the three months ended March 31, 2006, and a majority of the remaining $7.2 million will be paid in the remainder of 2006. All of the reorganization costs at Right Management were paid during the three months ended March 31, 2006

In 2005, we recorded total expenses of $15.3 million in France and $4.0 million at Right Management for severance costs related to reorganization in both segments. As of March 31, 2006, $2.6 has been paid from the France reserve, $1.3 million of which was paid in 2006. The full $4.0 million recognized at Right Management was paid in 2005.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $120.1 million and $128.6 million as of March 31, 2006 and December 31, 2005, respectively $47.1 million and $41.0 million for guarantees, respectively, and $73.0 million and $87.6 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases, and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

Recently Issued Accounting Standards

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123R”) using the modified prospective method. The modified prospective method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. (See Note 2 for further information.)

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information under the heading “Forward-Looking Statements” in our annual report on Form 10-K for the year ended December 31, 2005, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2005 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1- 31, 2006	—	$—	—	4,700,000
February 1 - 28, 2006	148,900	54.00	148,900	4,551,100
March 1 - 31, 2006	463,700	53.71	463,700	4,087,400

Item 4 – Submission of Matters to a Vote of Security Holders

On April 25, 2006, at our Annual Meeting of Shareholders (the “Annual Meeting”) our shareholders voted on proposals to: (1) elect three directors to serve until 2009 as Class I directors; (2) ratify the appointment of Deloitte & Touche LLP as our independent auditors for 2006; (3) increase the number of shares authorized for issuance under the Manpower 2003 Equity Incentive Plan; and (4) a shareholder proposal regarding implementation of the MacBride Principles in Northern Ireland. In addition, Stephanie A. Burns, Willie D. Davis, Jack M. Greenberg, and Terry A. Hueneke continued as Class II directors (term expiring 2007). J. Thomas Bouchard, Rozanne L. Ridgway, and Edward J. Zore continued as Class III directors (term expiring 2008). Dennis Stephenson did not stand for re-election in 2006. The results of the proposals voted upon at the Annual Meeting are as follows:

	For	Against	Withheld	Abstain	Broker Non-Vote
1. a) Election of Jeffrey A. Joerres	73,787,983	—	873,253	—	—
b) Election of John R. Walter	74,120,974	—	540,262	—	—
c) Election of Marc J. Bolland	74,181,076	—	480,160	—	—

2. Ratify the appointment of Deloitte & Touche LLP as our independent auditors for 2006	72,164,201	2,482,898	—	14,133	—

3. Increase the number of shares authorized for issuance under the Manpower 2003 Equity Incentive Plan.	60,387,570	10,630,147	—	32,986	—

4. Shareholder proposal regarding implementation of the MacBride Principles in Northern Ireland	5,680,376	60,673,899	—	4,696,430	—

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2006:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)	consultation regarding appropriate handling of items on tax returns, required disclosures, elections and filing positions available to us;

(c)	assistance with tax audits and examinations, including providing technical advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, U.S. treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(d)	advice and assistance with respect to transfer pricing matters, including the preparation of reports used by us to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions;

(e)	advice regarding tax issues relating to our internal reorganizations;

(f)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(g)	reviews of the our quarterly financial statements;

(h)	consultation regarding current, proposed and newly adopted accounting pronouncements;

(i)	audit of a foreign employee pension plan; and

(j)	assistance with a review at a foreign subsidiary.

Item 6 - Exhibits

10.1	Form of Restricted Stock Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006.

10.2	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006.

10.3	Form of Nonstatutory Stock Option Agreement (For CEO/CFO), incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006.

10.4	Form of Nonstatutory Stock Option Agreement (For Executive Officers, other than CEO/CFO), incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: April 28, 2006	/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President, Chief Financial Officer, and Secretary (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Restricted Stock Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006.

10.2	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006.

10.3	Form of Nonstatutory Stock Option Agreement (For CEO/CFO), incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006.

10.4	Form of Nonstatutory Stock Option Agreement (For Executive Officers, other than CEO/CFO), incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.