Form 10-Q
period 2006-06-30
MANPOWER INC /WI/
filed 2006-08-03
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 28, 2006
Common Stock, $.01 par value	86,647,182

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	June 30, 2006	December 31, 2005
CURRENT ASSETS:

Cash and cash equivalents	$768.1	$454.9
Accounts receivable, less allowance for doubtful accounts of $98.6 and $86.5, respectively	3,610.8	3,208.2
Prepaid expenses and other assets	109.6	107.5
Future income tax benefits	94.8	71.1

Total current assets	4,583.3	3,841.7

OTHER ASSETS:

Goodwill	953.1	923.9
Intangible assets, less accumulated amortization of $36.5 and $29.8, respectively	328.0	332.6
Other assets	334.2	273.8

Total other assets	1,615.3	1,530.3

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment	687.0	642.4
Less: accumulated depreciation and amortization	485.4	446.0

Net property and equipment	201.6	196.4

Total assets	$6,400.2	$5,568.4

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2006	December 31, 2005
CURRENT LIABILITIES:

Accounts payable	$898.0	$685.4
Employee compensation payable	151.7	150.6
Accrued liabilities	559.0	435.4
Accrued payroll taxes and insurance	603.8	607.2
Value added taxes payable	480.6	441.9
Short-term borrowings and current maturities of long-term debt	281.3	260.0

Total current liabilities	2,974.4	2,580.5

OTHER LIABILITIES:

Long-term debt	766.3	475.0
Other long-term liabilities	390.6	366.3

Total other liabilities	1,156.9	841.3

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 102,203,430 and 101,239,813 shares, respectively	1.0	1.0
Capital in excess of par value	2,389.5	2,346.7
Retained earnings	379.2	269.9
Accumulated other comprehensive income (loss)	68.8	(11.0)
Treasury stock at cost, 15,570,967 and 13,867,805 shares, respectively	(569.6)	(460.0)

Total shareholders’ equity	2,268.9	2,146.6

Total liabilities and shareholders’ equity	$6,400.2	$5,568.4

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended June 30,		6 Months Ended June 30,
	2006	2005	2006	2005
Revenues from services	$4,440.0	$4,053.7	$8,369.9	$7,812.4

Cost of services	3,623.6	3,314.5	6,836.1	6,391.2

Gross profit	816.4	739.2	1,533.8	1,421.2

Selling and administrative expenses	677.3	629.5	1,335.0	1,249.0

Operating profit	139.1	109.7	198.8	172.2

Interest and other (income) expense	12.5	11.3	(3.8)	23.0

Earnings before income taxes	126.6	98.4	202.6	149.2

Provision for income taxes	46.2	35.9	69.6	54.5

Net earnings	$80.4	$62.5	$133.0	$94.7

Net earnings per share	$0.92	$.71	$1.52	$1.06

Net earnings per share – diluted	$0.91	$.70	$1.50	$1.03

Weighted average common shares	87.3	88.6	87.3	89.2

Weighted average common shares – diluted	88.7	89.5	88.8	93.2

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	6 Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$133.0	$94.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43.8	45.5
Amortization of discount on convertible debentures	—	1.9
Deferred income taxes	(25.3)	(6.8)
Provision for doubtful accounts	11.8	8.2
Stock based compensation	10.2	0.8
Excess tax benefit on exercise of stock options	(1.6)	—
Other non-operating gains	(29.3)	—
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(216.4)	(140.9)
Other assets	18.1	(23.9)
Other liabilities	191.3	119.7

Cash provided by operating activities	135.6	99.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34.8)	(36.1)
Acquisitions of businesses, net of cash acquired	(7.2)	(3.1)
Proceeds from sale of business	29.6	—
Proceeds from the sale of an equity interest	8.8	—
Proceeds from the sale of property and equipment	3.1	3.1

Cash used by investing activities	(0.5)	(36.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	1.7	1.6
Proceeds from long-term debt	251.2	716.7
Repayments of long-term debt	(2.1)	(544.1)
Cash paid to settle convertible debentures	—	(206.6)
Proceeds from settlement of swap agreements	—	50.7
Proceeds from stock option and purchase plans	40.6	8.4
Excess tax benefit on exercise of stock options	1.6	—
Repurchases of common stock	(119.1)	(203.5)
Dividends paid	(23.7)	(17.6)

Cash provided (used) by financing activities	150.2	(194.4)

Effect of exchange rate changes on cash	27.9	(37.2)

Net increase (decrease) in cash and cash equivalents	313.2	(168.5)
Cash and cash equivalents, beginning of year	454.9	531.8

Cash and cash equivalents, end of period	$768.1	$363.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$24.5	$23.2

Income taxes paid	$35.3	$37.9

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2006 and 2005

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

Reorganization Costs

In the first quarter of 2006, we recorded expenses totaling $9.5 in the United Kingdom and $1.2 at Right Management for severances and other office closure costs related to reorganizations at these entities. Of the $9.5 in the United Kingdom, $3.0 was paid during the six months ended June 30, 2006, and a majority of the remaining $6.5 will be paid before the end of 2006. All of the reorganization costs at Right Management were paid during the three months ended March 31, 2006.

In 2005, we recorded total expenses of $15.3 in France and $4.0 at Right Management for severance costs related to reorganizations in both segments. As of June 30, 2006, $5.1 has been paid from the France reserve, $3.8 of which was paid in the six months ended June 30, 2006. The remaining $10.2 is expected to be paid in 2006. The full $4.0 recorded at Right Management was paid in 2005.

(2) Stock Compensation Plans

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards SFAS No. 123(R) “Share-Based Payments” (“SFAS 123R”), using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. Prior to January 1, 2006, we accounted for all of our fixed stock option plans and our 1990 Employee Stock Purchase Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense related to stock options or our stock purchase plans was reflected in Net Earnings prior to January 1, 2006. SFAS 123R requires us to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow. Prior to January 1, 2006, we reported the entire tax benefit related to the exercise of stock options as an operating cash flow.

During the three and six months ended June 30, 2006, we recognized approximately $5.6 and $10.2 respectively, in share-based compensation expense related to stock options, deferred stock, restricted stock, and an employee stock purchase plans. Cash received from stock option exercises for the same periods was $14.1 and $40.6, respectively. The total income tax benefit recognized related to share-based compensation, which is recorded in Capital in excess of par value, was approximately $1.1 and $1.6 for the same three and six month periods. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient.

As a result of adopting SFAS 123R, Operating Profit and Earnings Before Income Taxes decreased by $4.1 and $7.5 for the three and six months ended June 30, 2006, respectively. Net Earnings decreased by $2.6 and $4.8, or $0.03 and $0.06 per basic and diluted share for the same periods as a result of the expense recorded related to our stock option grants and our employee stock purchase plan. The following table illustrates the effect on Net Earnings and Net Earnings Per Share had we applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for periods prior to its adoption:

	3 Months Ended June 30, 2005	6 Months Ended June 30, 2005
Net earnings, as reported	$62.5	$94.7
Add: Total stock-based employee compensation expense under APB No. 25, net of related tax effects(1)	0.4	0.8

Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3.6)	(6.2)

Pro forma net earnings	59.3	89.3
Add: Amortization of discount on convertible debentures, net of taxes	—	1.2

Pro forma net earnings – diluted	$59.3	$90.5

Net earnings per share:
As reported	$0.71	$1.06
Pro forma	$0.68	$1.01

Net earnings per share – diluted:
As reported	$0.70	$1.03
Pro forma	$0.67	$0.98

(1)	The above stock-based employee compensation expense is related to restricted stock and deferred stock.

Stock Options

All stock-based compensation is currently granted under our 2003 Equity Incentive Plan of Manpower Inc. (“2003 Plan”). Options and stock appreciation rights are granted at a price not less than 100% of the fair market value of the common stock at the date of grant. Generally, options are granted with a vesting period of up to four years and expire ten years from date of grant. As of June 30, 2006, no stock appreciation rights had been granted or were outstanding.

We also maintain the Savings Related Share Option Scheme for United Kingdom employees with at least one year of service. The employees are offered the opportunity to obtain an option for a specified number of shares of common stock at not less than 85% of its market value on the day prior to the offer to participate in the plan. Options vest after either three, five or seven years, but may lapse earlier. Funds used to purchase the shares are accumulated through specified payroll deductions over a 60-month period.

A summary of stock option activity during the six months ended June 30, 2006 is as follows:

	Shares (in thousands)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	5,421	$36.2
Granted	1,002	52.3
Exercised	1,102	32.7		$26.5
Forfeited or expired	117	41.3

Outstanding, June 30, 2006	5,204	$40.0	7.2	$128.2

Exercisable, June 30, 2006	2,496	$34.2	5.9	$75.9

We have recognized expenses of $3.6 and $6.8 related to stock options for the three and six months ended June 30, 2006, respectively. The total fair value of options vested during the same periods was $0.5 and $15.2, respectively. As of June 30, 2006, total unrecognized compensation cost was approximately $31.4, net of estimated forfeitures, which we expect to recognize over a weighted-average period of approximately 2.5 years.

We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	6 Months Ended June 30,
	2006	2005
Average risk-free interest rate	4.7%	3.8%
Expected dividend yield	1.1%	0.9%
Expected volatility	30.0%	30.0%
Expected term (years)	5.0	4.7

The average risk-free interest rate is based on the five-year U.S. Treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (weighted 40 percent) of our stock price over the past five years and implied volatility (weighted 60 percent) based upon exchange traded options for our common stock. We believe that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than considering purely historical volatility. We determined the expected term of the stock options using historical data. The weighted-average fair value of options granted was $16.26 and $12.92 for the six months ended June 30, 2006 and 2005, respectively.

Deferred Stock

Our non-employee directors may elect to receive deferred stock in lieu of part or all of their annual cash retainer otherwise payable to them. The number of shares of deferred stock is determined pursuant to a formula set forth in the terms and conditions adopted under the 2003 Plan and the deferred stock is settled in shares of common stock according to the terms and conditions under the 2003 Plan. As of June 30, 2006, there were 6,794 shares of deferred stock awarded under this arrangement, all of which are vested.

Effective January 1, 2006, non-employee directors also receive an annual grant of deferred stock (or restricted stock, if they so elect) as additional compensation for board service. The award vests in equal quarterly installments and the vested portion of the deferred stock is settled in shares of common stock after three years (which may be extended at the directors’ election) in accordance with the terms and conditions under the 2003 Plan. As of June 30, 2006, there were 17,612 shares of deferred stock and 7,548 shares of restricted stock granted under this arrangement, of which 6,451 shares of deferred stock and 3,226 shares of restricted stock are unvested. We have recognized expenses of $0.2 and $0.4 related to deferred stock during the three and six months ended June 30, 2006, respectively. The remaining $0.4 of unrecognized compensation expense related to the unvested deferred stock will be recorded in 2006.

Restricted Stock

We also grant restricted stock awards to certain employees and non-employee directors may elect to receive restricted stock rather than deferred stock as mentioned earlier. Restrictions lapse over periods ranging up to six years. We value restricted stock awards at the closing market value of our common stock on the date of grant.

A summary of restricted stock activity for the six months ended June 30, 2006 is as follows:

	Shares (in thousands)	Wtd. Avg. Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Unvested, January 1, 2006	202	$41.13
Granted	53	52.08
Vested	38	35.84
Forfeited	—	—

Unvested, June 30, 2006	217	$44.76	3.1	$4.3

We have recognized expense of $0.7 and $1.2 for vested restricted stock for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, there was approximately $7.2 of total unrecognized compensation cost related to unvested restricted stock, which we expect to recognize over a weighted-average period of approximately 3.8 years.

Performance Share Units

In 2005, we amended our 2003 Plan to permit the grant of performance share units. Vesting of units occurs at the end of the performance period, generally three years, except in the case of death, disability or termination of employment. A payout multiple is applied to the units awarded based on the performance criteria determined by the Executive Compensation Committee of the Board of Directors. The performance criteria for performance share units granted in February 2006 was average Operating Profit Margin. The units are then settled in shares of our common stock. Holders of performance share units do not receive dividends during the performance period. Accordingly, the fair value of these units is the quoted market value of our stock on the date of the grant.

The Target Awards for the 2006-2008 performance period are based on average Operating Profit Margin growth over the performance period. In the event this measure exceeds the target, an additional number of shares up to 175% of the Target Award may be granted. In the event this measure falls below the target performance level, a reduced number of shares as few as the Threshold Award, which is equal to 25% of the Target Award, may be granted. If Operating Profit Margin falls below the threshold performance level, no shares will be granted.

The following table summarizes the performance share unit activity for the six months ended June 30, 2006:

Share Units
Outstanding, January 1, 2006
Granted	120,500
Vested	—
Forfeited	—

Outstanding, June 30, 2006	120,500

Threshold Award	30,125
Target Award	120,500
Outstanding Award	210,875

We recognize compensation expense when it becomes probable that the performance criteria specified in the award will be achieved. The compensation expense is recognized over the performance period and is recorded in Selling and Administrative Expenses. We currently believe the target performance criteria for the 2006-2008 performance period will likely be achieved; accordingly, we recognized compensation expense of $0.6 and $1.1 related to this performance period during the three and six months ended June 30, 2006, respectively.

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

	6 Months Ended June 30,
	2006	2005
Average risk-free interest rate	4.4%	2.8%
Expected dividend yield	1.1%	0.9%
Expected volatility	30.0%	30.0%
Expected term (years)	1.0	1.0

These assumptions are determined using the same methodology used in determining the assumptions used in calculating the fair value of our stock options.

We have recognized expenses of $0.4 and $0.7 for shares expected to be purchased under the plan for the three and six months ended June 30, 2006, respectively. There is approximately $0.7 of unrecognized compensation cost related to the plan, which will be recognized in 2006.

(3) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions in the first half of 2006 was $7.2.

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

In connection with the acquisition of Right Management in 2004, we established reserves for severance and other office lease closure costs related to streamlining Right Management’s worldwide operations totaling $24.5. As of June 30, 2006, approximately $21.3 has been paid from these reserves, of which $1.9 was paid in 2006.

(4) Income Taxes

We provided for income taxes during the first half of 2006 at a rate of 34.4%. This rate includes the impact of certain discrete items in the first quarter of 2006, including the reorganization charges, the gain on sale of a business in Sweden and costs related to our global cost reduction project. Excluding the impact of these items, we provided for income taxes at a rate of 36.5%. Our current estimate of the annual effective tax rate, excluding the discrete items is 36.5%. Including these items, we estimate our annual effective tax rate will be 35.5%. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates and U.S. taxes on foreign earnings, and U.S. state income taxes.

(5) Earnings Per Share

The calculations of Net Earnings Per Share and Net Earnings Per Share – Diluted are as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2006	2005	2006	2005
Net Earnings Per Share:
Net earnings available to common shareholders	$80.4	$62.5	$133.0	$94.7
Weighted average common shares outstanding (in millions)	87.3	88.6	87.3	89.2

	$0.92	$0.71	$1.52	$1.06

Net Earnings Per Share – Diluted:
Net earnings	$80.4	$62.5	$133.0	$94.7
Add: Amortization related to convertible debt, net of taxes	—	—	—	1.2

Net earnings available to common shareholders	$80.4	$62.5	$133.0	$95.9

Weighted average common shares outstanding (in millions)	87.3	88.6	87.3	89.2
Effect of restricted stock	0.1	0.2	0.1	0.2
Effect of dilutive stock options	1.3	0.7	1.4	0.8
Effect of convertible debentures	—	—	—	3.0

	88.7	89.5	88.8	93.2

	$0.91	$0.70	$1.50	$1.03

The calculation of Net Earnings Per Share – Diluted for the three and six months ended June 30, 2005 does not include options to purchase 2,200,000 and 1,300,000, respectively, because the exercise price for these options is greater than the average market price of the common shares during the period. There were no options excluded from the calculation for the three months and six months ended June 30, 2006.

(6) Debt

On June 14, 2006, we offered and sold €200.0 aggregate principal amount of 4.75% notes due June 14, 2013 (the “€200.0 Notes”). The net proceeds of €198.1 million ($249.5) are currently invested in cash equivalents until July 2006 when they will be used to repay our € 200.0 notes due July 2006. The €200.0 Notes were issued at a price of 99.349% to yield an effective interest rate of 4.862%. The discount of €1.3 ($1.6) will be amortized to interest expense over the term of the €200.0 Notes. Interest is payable annually on June 14 beginning in 2007. The €200.0 Notes are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. We may redeem the €200.0 Notes, in whole but not in part, at our option at any time for a redemption price as defined in the agreement. The €200.0 Notes also contain certain customary restrictive covenants and events of default.

(7) Accounts Receivable Securitization

In July 2006, we amended our $200.0 Receivables Facility extending its maturity to July 2007 and reducing the fees for the facility. All other terms remain substantially unchanged. There were no borrowings outstanding under this facility as of June 30, 2006 or December 31, 2005.

(8) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	Defined Benefit Pension Plans
	3 Months Ended June 30,		6 Months Ended June 30,
	2006	2005	2006	2005
Service cost	$3.0	$2.8	$5.9	$5.7
Interest cost	3.4	3.1	6.7	6.2
Expected return on assets	(2.8)	(2.5)	(5.5)	(5.0)
Amortization of unrecognized loss	1.1	0.7	2.2	1.5

Total benefit cost	$4.7	$4.1	$9.3	$8.4

	Retiree Health Care Plan
	3 Months Ended June 30,		6 Months Ended June 30,
	2006	2005	2006	2005
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.3	0.3	0.6	0.7
Amortization of unrecognized gain	(0.1)	(0.1)	(0.3)	(0.2)

Total benefit cost	$0.3	$0.3	$0.5	$0.7

For the three and six months ended June 30, 2006 contributions made to our pension plans were $4.7 and $9.3, respectively. For the three and six months ended June 30, 2006 contributions made to our retiree health care plan were $0.3 and $0.5, respectively. We continue to expect total contributions of $15.6 to our pension plans and $1.2 to our retiree health care plan during 2006.

(9) Shareholders’ Equity

The components of Comprehensive Income, net of tax, are as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2006	2005	2006	2005
Net earnings	$80.4	$62.5	$133.0	$94.7
Other comprehensive income:
Foreign currency translation income (loss)	72.6	(46.4)	77.8	(80.1)
Unrealized (loss) gain on investments	(1.7)	0.7	(0.6)	2.2
Unrealized gain (loss) on derivatives	0.9	(0.9)	2.6	(0.1)

Comprehensive income	$152.2	$15.9	$212.8	$16.7

The components of Accumulated Other Comprehensive Income (Loss), net of tax, are as follows:

	June 30, 2006	December 31, 2005
Foreign currency translation gain	$93.6	$15.8
Unrealized gain on investments	6.3	6.9
Unrealized loss on derivatives	(5.8)	(8.4)
Minimum pension liability adjustment	(25.3)	(25.3)

Accumulated comprehensive income (loss)	$68.8	$(11.0)

During the three and six months ended June 30, 2006, we repurchased a total of 1,357,700 and 1,970,300 shares of common stock, respectively, for a total cost of $86.1 and $119.1, respectively. Including repurchases in 2005, a total of 2,270,300 shares of common stock at a total cost of $133.2 have been repurchased under our 2005 authorization which allows for five million shares to be repurchased at a total purchase price not to exceed $250.0. Therefore, we may repurchase up to 2,729,700 shares of common stock at a purchase price up to $116.8.

Subsequent to June 30, 2006, 851,200 additional shares have been repurchased, through August 1, 2006, at a total cost of $49.9.

On April 25, 2006, the Board of Directors declared a cash dividend of $0.27 per share, which was paid on June 14, 2006 to shareholders of record on June 5, 2006.

(10) Interest and Other (Income) Expense

Interest and Other Expenses consists of the following:

	3 Months Ended June 30,		6 Months Ended June 30,
	2006	2005	2006	2005
Interest expense	$13.1	$10.7	$24.7	$22.3
Interest income	(3.8)	(2.1)	(7.1)	(4.4)
Foreign exchange loss (gain)	1.3	(0.6)	2.2	0.2
Miscellaneous expense (income), net	1.9	3.3	(23.6)	4.9

Interest and other (income) expense	$12.5	$11.3	$(3.8)	$23.0

Miscellaneous Income for the six months ended June 30, 2006 includes a non-operating gain of $29.3 ($23.7 after tax, $0.27 per share – diluted), primarily related to the sale of a non-core payroll processing business in Sweden. Net proceeds from this transaction were $29.6.

(11) Segment Data

	3 Months Ended June 30,		6 Months Ended June 30,
	2006	2005	2006	2005
Revenues from Services: (a)
United States (b)	$534.6	$506.7	$1,044.9	$982.6
France	1,535.6	1,397.0	2,776.1	2,635.0
EMEA	1,590.1	1,430.4	3,023.0	2,773.0
Jefferson Wells	98.8	93.5	194.3	186.2
Right Management	103.9	108.5	199.9	212.5
Other Operations	577.0	517.6	1,131.7	1,023.1

Consolidated (b)	$4,440.0	$4,053.7	$8,369.9	$7,812.4

Operating Unit Profit: (a)
United States	$22.5	$18.0	$32.0	$22.9
France	49.7	42.0	80.1	70.4
EMEA	51.7	37.9	74.1	52.0
Jefferson Wells	10.0	9.3	15.7	17.4
Right Management	11.1	9.3	15.4	19.1
Other Operations	14.8	13.2	32.7	25.7

Consolidated	159.8	129.7	250.0	207.5
Corporate expenses	17.4	16.7	44.7	28.8
Amortization of other intangible assets	3.3	3.3	6.5	6.5
Interest and other expense	12.5	11.3	(3.8)	23.0

Earnings before income taxes	$126.6	$98.4	$202.6	$149.2

(a)	Certain Eastern European countries previously reported in France are now reported in EMEA due to a change in management structure. All previously reported results for France and EMEA have been restated to conform to the current year presentation. For the three and six months ended June 30, 2005 there was $11.3 and $20.8 of Revenues from Services and $(0.5) and $(1.4) of Operating Unit Profit previously reported in France now reported in EMEA related to this change.
(b)	In the United States, where a majority of our franchises operate, Revenues from Services include fees received from franchise offices of $6.0 and $6.3 for the three months ended June 30, 2006 and 2005, respectively, and $11.3 and $11.7 for the six months ended June 30, 2006 and 2005, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $291.9 and $296.8 for the three months ended June 30, 2006 and 2005, respectively, and $574.2 and $574.4 for the six months ended June 30, 2006 and 2005, respectively.

Our consolidated Revenues from Services include fees received from our franchise offices of $8.8 for the three months ended June 30, 2006 and 2005, and $16.8 and $17.1 for the six months ended June 30, 2006 and 2005, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $388.8 and $375.7 for the three months ended June 30, 2006 and 2005, respectively, and $751.6 and $725.5 for the six months ended June 30, 2006 and 2005, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended June 30, 2006 and 2005

Revenues from Services increased 9.5% to $4,440.0 million for the second quarter of 2006 from the same period in 2005. Revenues were negatively impacted by changes in foreign currency exchange rates during the period due to the strengthening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 10.0%. This growth rate is a result of increased demand for our services in most of our markets, including the United States, France, EMEA, Jefferson Wells and Other Operations, where revenues increased 5.5%, 9.8%, 11.6%, 5.7% and 14.2%, respectively, on a constant currency basis. We also saw solid growth in our permanent recruitment business which increased 38.4% on a consolidated basis in constant currency. (See Financial Measures on pages 21 and 22 for further information on constant currency.)

Gross Profit increased 10.4% to $816.4 million for the second quarter of 2006. In constant currency, Gross Profit increased 10.9%. Gross Profit Margin was 18.4%, an increase of 0.15% from the second quarter of 2005. The increase in Gross Profit Margin is primarily a result of the increase in permanent recruitment fees (+0.27%) as well as an increase in gross profit margin in the temporary recruitment business (+0.19%) as we see improved pricing discipline in many markets, including France, and as we see improved margins in other markets as a result of lower direct costs (such as workers’ compensation and state unemployment taxes in the U.S.). This improvement is partially offset by a change in the mix of services provided (-0.31%), primarily due to a lower amount of revenues coming from Right Management where the gross profit margin is generally higher than the company average.

Selling and Administrative Expenses increased 7.6% from the second quarter of 2005, to $677.3 million in the second quarter of 2006. These expenses increased 8.1% in constant currency. This increase is primarily in response to the increase in business volumes, as well as expensing the value of stock options for the first time in 2006 ($4.1 million). As a percent of revenues, Selling and Administrative Expenses were 15.3% in the second quarter of 2006 compared to 15.5% in the second quarter of 2005, which reflects the favorable impact of our cost control efforts, and productivity gains, as we have been able to increase the billable hours from our staffing business without a similar increase in branch headcount, offset by continued investments in certain markets.

Operating Profit increased 26.9% for the second quarter of 2006 compared to 2005, with an Operating Profit Margin of 3.1% in 2006 compared to 2.7% in 2005. This improvement reflects the increased Gross Profit Margin and the favorable impact of our cost control efforts and productivity gains.

Interest and Other (Income) Expense was expense of $12.5 million in the second quarter of 2006 compared to expense of $11.3 million for the same period in 2005. Net Interest Expense increased $0.7 million in the quarter to $9.3, as the increase in interest expense, due to higher borrowing levels, exceeded the increase in interest income. Translation losses in the second quarter of 2006 were $1.3 million compared to gains of $0.6 million in the second quarter of 2005. Miscellaneous expense, net, which consists of bank fees and other non-operating income and expenses, was $1.9 million of expense in the second quarter of 2006 compared to $3.3 million of expense in the second quarter of 2005.

We provided for income taxes during the second quarter of 2006 at a rate of 36.5% based on our current estimate of the annual effective tax rate excluding the discrete items in the first quarter. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates and U.S. taxes on foreign earnings, and U.S. state income taxes.

Net Earnings Per Share – Diluted increased 30.0% to $0.91 in the second quarter of 2006 compared to $0.70 in the second quarter of 2005. Changes in foreign currency exchange rates had minimal impact on Net Earnings Per Share – Diluted in the second quarter of 2006. Weighted-Average Shares – Diluted were 88.7 million in the second quarter of 2006, a decline of 0.9% from the second quarter of 2005. This decline is a result of share repurchases during 2005 and during the first six months of 2006.

Operating Results - Six Months Ended June 30, 2006 and 2005

Revenues from Services increased 7.1% to $8,369.9 million for the first half of 2006 from the same period in 2005. Revenues were negatively impacted by changes in foreign currency exchange rates during the period due to the strengthening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 10.7%. This growth rate is a result of increased demand for our services in most of our markets, including the United States, France, EMEA, Jefferson Wells and Other Operations, where revenues increased 6.3%, 9.5%, 13.7%, 4.3% and 14.1%, respectively, on a constant currency basis. We also saw solid growth in our permanent recruitment business which increased 39.1% on a consolidated basis in constant currency. (See Financial Measures on pages 21 and 22 for further information on constant currency.)

Gross Profit increased 7.9% to $1,533.8 million for the first half of 2006. In constant currency, Gross Profit increased 11.3%. Gross Profit Margin was 18.3%, an increase of 0.14% from the first half of 2005. The increase in Gross Profit Margin is primarily a result of a 34.6% increase in permanent recruitment fees (+0.26%) as well as an increase in gross profit margin in the temporary recruitment business (+0.15%) as we see improved pricing discipline in some markets, including France, and as we see improved margins in other markets as a result of lower direct costs (such as workers’ compensation and state unemployment taxes in the U.S.). This improvement is partially offset by a change in the mix of services provided (-0.27%) primarily due to a lower amount of revenues coming from Right Management where the gross profit margin is generally higher than the company average.

Selling and Administrative Expenses increased 6.9% from the first half of 2005, to $1,335.0 million in the first half of 2006. These expenses increased 10.2% in constant currency. This increase is primarily in response to the increase in business volumes, expensing the value of stock options for the first time in 2006 ($7.5 million), and certain expenses related to reorganizations ($9.0 million) and global cost reduction project costs ($9.2 million). As a percent of revenues, Selling and Administrative Expenses were 15.9% in the first half of 2006 compared to 16.0% in the first half of 2005, which includes the reorganization charges and global cost reduction project costs of $18.2 million. The improvement in Selling and Administrative Expenses as a percent of revenues reflects a favorable impact of our cost control efforts and productivity gains, as we have been able to increase the billable hours from our staffing business as well as our permanent placements without a similar increase in branch headcount, offset by our continued investments in new offices and the permanent recruitment business in certain markets.

Operating Profit increased 15.5% for the first half of 2006 compared to 2005, with an Operating Profit Margin of 2.4% in 2006 compared to 2.2% in 2005. On a constant currency basis, Operating Profit increased 18.9%. The margin improvement reflects the increased Gross Profit Margin and the favorable impact of cost control efforts and productivity gains, offset by the increase in expenses as a result of the reorganization charges and global cost reduction project costs. The reorganization charges and global cost reduction project costs accounted for a 10.5% reduction in Operating Profit for the first half of 2006.

Interest and Other (Income) Expense was income of $3.8 million in the first half of 2006 compared to expense of $23.0 million for the same period in 2005. Net Interest Expense decreased $0.3 million in the first six months of 2006 to $17.6 million as the increase in interest income exceeded the increase in interest expense. Translation losses in the first half of 2006 were $2.2 million compared to $0.2 million in the first half of 2005. Miscellaneous income, net, which consists of bank fees and other non-operating income and expenses, was $23.6 million of income in the first half of 2006 compared to $4.9 million of expense in the first half of 2005. The first half 2006 miscellaneous income includes non-operating gains of $29.3 million ($0.27 per share-diluted) related to the sale of a payroll processing business in Sweden. Excluding this gain, miscellaneous expenses were $5.7 million, an increase of $0.8 million over 2005, primarily due to write-offs as a result of the reorganizations in the United Kingdom.

We provided for income taxes during the first half of 2006 at a rate of 34.4%. This rate includes the impact of certain discrete items in the first quarter of 2006, including the reorganization charges, the gain on sale of a business in Sweden and costs related to our global cost reduction project. Excluding the impact of these items, we provided for income taxes at a rate of 36.5%. Our current estimate of the annual effective tax rate, excluding the discrete items, is 36.5%. Including these items, we estimate our annual effective tax rate will be 35.5%. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates and U.S. taxes on foreign earnings, and U.S. state income taxes.

Net Earnings Per Share – Diluted increased 45.6% to $1.50 in the first half of 2006 compared to $1.03 in the first half of 2005. The higher foreign currency exchange rates negatively impacted Net Earnings Per Share – Diluted by approximately $0.05 in the first half of 2006 compared to 2005. Weighted-Average Shares – Diluted were 88.8 million in the first half of 2006, a decline of 4.8% from the first half of 2005. This decline is primarily a result of share repurchases in 2005 and the first half of 2006, and the redemption of our convertible debentures in March 2005.

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

Segment Operating Results

United States

In the United States, revenues increased 5.5% for the second quarter of 2006 compared to the second quarter of 2005, due primarily to higher staffing volume and an increase in our permanent recruitment business. The year-over-year growth rate in the placement of our skilled office workers was 5.8%, dropping from the level experienced in the first quarter of 2006. Our industrial business experienced an increased year-over-year growth of 8.4% in the second quarter, and our professional business continues to show improving revenue growth, with a small year-over-year increase in the second quarter.

Gross Profit Margin increased during the second quarter of 2006 compared to the second quarter of 2005 primarily due to a decrease in state unemployment taxes and lower workers’ compensation costs. In addition, the growth in permanent recruitment revenue also favorably impacted Gross Profit Margin in 2006 compared to 2005.

Selling and Administrative Expenses were well controlled during the quarter and increased at a slightly higher rate than revenues. The increase is due to higher personnel costs and higher advertising costs resulting from the launch of our new brand in February 2006.

Operating Unit Profit (“OUP”) Margin in the United States was 4.2% and 3.5% for the second quarter of 2006 and 2005, respectively. This improvement is primarily related to the increased Gross Profit Margin, offset by the increase in Selling and Administrative Expenses. For the first half of 2006, OUP Margin was 3.1% compared to 2.3% in 2005.

France

In France, revenues increased 9.9% (9.8% in Euro) during the second quarter of 2006 compared to 2005. This growth rate in Euro is an improvement over that experienced in the first quarter of 2006. Revenues in the first half of 2006 increased 5.4% (9.5% in Euro) above prior year levels.

Gross Profit Margin was slightly higher in the second quarter of 2006 compared to 2005 primarily as a result of pricing pressures beginning to stabilize in the French market.

Selling and Administrative Expenses increased during the second quarter of 2006 compared to the second quarter 2005 primarily due to investments in the permanent recruitment business.

During the second quarter of 2006 and 2005, OUP Margin in France was 3.2% and 3.0%, respectively and 2.9% and 2.7% for the first half of 2006 and 2005, respectively. This increase reflects the increase in Gross Profit Margin, partially offset by the increase in Selling and Administrative expenses.

EMEA

In EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France), revenues increased 11.2% in the second quarter of 2006 compared to the second quarter of 2005 (an increase of 11.6% on a constant currency basis). Local currency revenue growth was experienced in most major markets with the highest growth rates reported in Elan, Germany, Holland, and Italy. Local currency revenue declines were experienced by Manpower UK. Permanent placement revenues have increased over 20.0% (over 21.0% on a constant currency basis) for both the second quarter and the first six months of 2006 as a result of our investments in this business.

Gross Profit Margin increased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to the increase in permanent recruitment revenues and improved pricing discipline in many markets.

Selling and Administrative Expenses increased during the second quarter of 2006 compared to the second quarter of 2005 due to the need to support increased business volumes. Expenses as a percent of revenues decreased slightly in the quarter compared to the second quarter of 2005 primarily due to productivity improvements, as EMEA has been able to increase the billable hours from the staffing business without a similar increase in branch headcount. Expenses during the first half of 2006 increased compared to the first half of 2005. A portion of this increase is due to $7.8 million of reorganization charges recorded in the United Kingdom in the first quarter.

OUP Margin for EMEA was 3.2% and 2.6% for the second quarter of 2006 and 2005, respectively, and 2.5% and 1.9% for the first half of 2006 and 2005, respectively. This margin improvement was primarily the result of leveraging our expense base with increased revenue and gross profit levels.

Jefferson Wells

Revenues for Jefferson Wells in the second quarter of 2006 increased 5.7% compared to the second quarter of 2005 as demand for technology risk management, internal audit, and non-Sarbanes-Oxley control services more than offset the decline in Sarbanes-Oxley related control services. Revenues in the first half of 2006 are 4.3% above prior year levels. Approximately 10% of Jefferson Wells’ revenues for the first six months of 2006 were generated from providing services to one customer. The contract with this customer is expected to be completed in the fourth quarter of 2006, with a declining level of revenue expected in each of the next two quarters.

The Gross Profit Margin in the second quarter of 2006 declined compared to the second quarter of 2005 due to the change in the mix of business towards services with lower gross profit margins. Margins for the second quarter of 2006 were consistent with first quarter.

Selling and Administrative Expenses increased 1.8% during the second quarter of 2006 compared to the second quarter of 2005 and continue to be well controlled. As a percentage of revenue, expenses have decreased compared to the second quarter of 2005.

The OUP Margin for Jefferson Wells in the second quarter of 2006 was 10.2% compared to 10.0% in the second quarter of 2005. This increased margin is primarily the result of good expense management. For the first six months of 2006, the OUP Margin was 8.1% compared to 9.3% in 2005.

Right Management

Revenues for Right Management in the second quarter of 2006 decreased 4.2% compared to the second quarter of 2005 (a decrease of 4.1% on a constant currency basis). This decrease is the result of lower demand for outplacement services as economies in major markets continue to improve, offset by improving demand for Right Management’s organizational consulting services. Revenues in the first half of 2006 were 5.9% below prior year (a decrease of 4.2% in constant currency).

Gross Profit Margin decreased in the second quarter of 2006 compared to the second quarter of 2005 as a result of changes in the mix of business between outplacement and organizational consulting services.

Selling and Administrative Expenses decreased as a percent of revenue for the quarter due to good expense management in response to the slowing revenue levels. Expenses as a percent of revenues were lower in the second quarter of 2006 compared to 2005 as cost reductions more than offset the decline in revenues.

OUP Margin for Right Management was 10.6% in the second quarter of 2006 compared to 8.6% in the second quarter of 2005. This increased margin is primarily the result of the decrease in Selling and Administrative Expenses, offset by the decline in gross profit margins. OUP Margin for the first half of 2006 was 7.7% compared to 9.0% in the first half of 2005.

Other Operations

Revenues for Other Operations increased 11.4% (14.2% in constant currency) during the second quarter of 2006 compared to 2005. Revenue increases for the second quarter, in constant currency, were experienced in virtually all markets in this segment, including Argentina, Mexico and Japan which experienced revenue growth rates of 56.4%, 29.4%, and 5.6%, respectively. India and China also experienced significant growth with both reporting revenues more than double that of the second quarter of 2005. Permanent recruitment revenues increased 37.4% in constant currency as a result of ongoing investments in this business. For the first half of 2006, revenues for this segment have increased 10.6% from the year earlier period (14.1% in constant currency).

The Gross Profit Margin increased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to a shift in the mix of business toward those countries with higher gross profit margins.

Selling and Administrative Expenses increased 12.1% in the second quarter of 2006 compared to the second quarter of 2005 to support increased revenue levels and as a result of investments in office openings and permanent recruitment business in certain markets. Expenses as a percent of revenue were in line with prior year for the quarter but declined slightly for the first half of 2006 compared to the same period in 2005.

The OUP Margin for Other Operations in the second quarter of 2006 was 2.6% compared to 2.5% for the same period in 2005. This improvement is due to the increase in Gross Profit Margin. OUP Margin for the first half of 2006 and 2005 was 2.9% and 2.5%, respectively. This increase is due to higher gross profit margins offsetting the increase in Selling and Administrative Expenses.

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

Constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below.

	Three Months Ended June 30, 2006 compared to 2005
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency
	(Unaudited)
Revenues from Services:
United States	$534.6	5.5%	—%	5.5%
France	1,535.6	9.9	0.1	9.8
EMEA	1,590.1	11.2	(0.4)	11.6
Jefferson Wells	98.8	5.7	—	5.7
Right Management	103.9	(4.2)	(0.1)	(4.1)
Other Operations	577.0	11.4	(2.8)	14.2

Manpower Inc.	$4,440.0	9.5	(0.5)	10.0

Gross Profit	$816.4	10.4	(0.5)	10.9

Selling and Administrative Expenses	$677.3	7.6	(0.5)	8.1

Operating Profit	$139.1	26.9	0.1	26.8

(a)	Represents amounts in millions for the three months ended June 30, 2006.

	Six Months Ended June 30, 2006 compared to 2005
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency
	(Unaudited)
Revenues from Services:
United States	$1,044.9	6.3%	—%	6.3%
France	2,776.1	5.4	(4.1)	9.5
EMEA	3,023.0	9.0	(4.7)	13.7
Jefferson Wells	194.3	4.3	—	4.3
Right Management	199.9	(5.9)	(1.7)	(4.2)
Other Operations	1,131.7	10.6	(3.5)	14.1

Manpower Inc.	$8,369.9	7.1	(3.6)	10.7

Gross Profit	$1,533.8	7.9	(3.4)	11.3

Selling and Administrative Expenses	$1,335.0	6.9	(3.3)	10.2

Operating Profit	$198.8	15.5	(3.4)	18.9

(a)	Represents amounts in millions for the six months ended June 30, 2006.

Liquidity and Capital Resources

Cash provided by operating activities was $135.6 million in the first half of 2006 compared to $99.2 million for the first half of 2005. This increase is primarily due to an improved working capital position. Cash provided by operating activities before changes in working capital requirements was $142.6 million in the first half of 2006 compared to $144.3 million in the first half of 2005.

Accounts receivable increased to $3,610.8 million as of June 30, 2006 from $3,208.2 million as of December 31, 2005. This increase is due to the higher business volumes in the second quarter of 2006 compared to that of the fourth quarter in 2005 and due to changes in foreign currency exchange rates. At December 31, 2005 exchange rates, the June 30, 2006 balance would have been approximately $206.9 million lower than reported. Our consolidated Days Sales Outstanding (DSO) as of June 2006 remained consistent with the prior year.

Capital expenditures were $34.8 million in the first half of 2006 compared to $36.1 million during the first half of 2005. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, in the first half of 2006 was $7.2 million.

On January 31, 2006, we received final approval from the Swedish Competition Authorities and sold a non-core payroll processing business in Sweden. A pre-tax gain of $29.3 million ($23.7 million after tax, or $0.27 per diluted share) related to this sale was recorded in the first half of 2006. Net proceeds from this transaction were $29.6 million.

In December of 2005, we sold one of our available-for-sale investments for a gain of $2.6 million. Proceeds from this transaction of $8.8 million were received in the first half of 2006.

Net debt borrowings in the first half of 2006 were $250.8 million compared to net debt repayments of $32.4 million in the first half of 2005.

On June 14, 2006, we offered and sold €200.0 million aggregate principal amount of 4.75% notes due June 14, 2013 (the “€200.0 Million Notes”). Net proceeds of €198.1 million ($249.5 million) are currently invested in cash equivalents until July 2006 when they will be used to repay our €200.0 million notes due July 2006. The €200.0 Million Notes were issued at a price of 99.349% to yield an effective interest rate of 4.862%. The discount of €1.3 million ($1.6 million) will be amortized to interest expense over the term of the notes. Interest is payable annually on June 14 beginning in 2007. The €200.0 Million Notes are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. We may redeem the €200.0 Million Notes, in whole but not in part, at our option at any time for a redemption price as defined in the agreement. The € 200.0 Million Notes also contain certain customary restrictive covenants and events of default. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk – for additional information.

In July 2006, we amended our $200 Million Receivables Facility extending its maturity to July 2007 and reducing the fees for the facility. All other terms remain substantially unchanged. There were no borrowings outstanding under this facility as of June 30, 2006 or December 31, 2005.

As of June 30, 2006, we had borrowings of $127.9 million and letters of credit of $42.9 million outstanding under our $625.0 million revolving credit agreement. There were no borrowings outstanding under our commercial paper program. Subsequent to June 30, 2006, the letters of credit outstanding under the revolving credit agreement were reduced to $4.4 million as certain letters of credit have been issued directly by third parties rather than under the revolving credit agreement.

Our $625.0 million revolving credit agreement requires, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.89 to 1 and a fixed charge ratio of 2.89 to 1 as of June 30, 2006. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2006.

In addition to the previously mentioned facilities, we maintain separate bank facilities with financial institutions to meet working capital needs of our subsidiary operations. As of June 30, 2006, such facilities totaled $287.2 million, of which $266.0 million was unused. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $123.6 million could have been made under these lines as of June 30, 2006. Under the revolving credit agreement effective January 2006, total subsidiary borrowings cannot exceed $150.0 million in the first, second and fourth quarters, and $300.0 million in the third quarter of each year.

In October 2005, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total price of $250.0 million. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first half of 2006, we repurchased shares at a total cost of $119.1 million. There are approximately 2.7 million shares remaining available for repurchase under this authorization, not to exceed a total price of approximately $116.8 million. Subsequent to June 30, 2006, 851,200 additional shares have been repurchased, through August 1, 2006, at a total cost of $49.9 million. During the first half of 2005, we repurchased 5.0 million shares at a total cost of $203.5 million under the 2004 authorization.

On April 25, 2006, the Board of Directors declared a cash dividend of $0.27 per share, which was paid on June 14, 2006 to shareholders of record on June 5, 2006.

We have aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $2,063.8 million as of June 30, 2006 compared to $1,669.9 million as of December 31, 2005. The increase in these commitments is due to the issuance of the €200 Million Notes in the second quarter of 2006.

In connection with the acquisition of Right Management in 2004, we established reserves for severances and other office lease closure costs related to streamlining Right Management’s worldwide operations that totaled $24.5 million. As of June 30, 2006, approximately $21.3 million has been paid from these reserves, of which $1.9 million was paid in 2006.

In 2006, we recorded expenses totaling $9.5 million in the United Kingdom, and $1.2 million at Right Management for severances and other office closure costs related to reorganizations at these entities. Of the $9.5 million in the United Kingdom, $3.0 million was paid during the six months ended June 30, 2006, and a majority of the remaining $6.5 million will be paid in the remainder of 2006. All of the reorganization costs at Right Management were paid during the first quarter of 2006.

In 2005, we recorded total expenses of $15.3 million in France and $4.0 million at Right Management for severance costs related to reorganization in both segments. As of June 30, 2006, $5.1 million has been paid from the reserve in France, $3.8 million of which was paid in 2006. The remaining $10.2 is expected to be paid in 2006. The full $4.0 million recognized at Right Management was paid in 2005.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $129.6 million and $128.6 million as of June 30, 2006 and December 31, 2005, respectively ($55.9 million and $41.0 million for guarantees, respectively, and $73.7 million and $87.6 million for stand-by letters of credit, respectively). Guarantees primarily relate to bank accounts, operating leases, and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

Recently Issued Accounting Standards

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” (“SFAS 123R”) using the modified prospective method. The modified prospective method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. (See Note 2 for further information.)

During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We are currently in the process of evaluating the effect of FIN 48 on our financial statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “will,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2005 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing, except for the issuance of our €200.0 million notes, all of which have been previously identified.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In October 2004, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $250.0 million. The authorization permitted share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under this authorization during the second quarter of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under plan
April 1 - 30, 2006	—	—	—	4,087,400
May 1 - 31, 2006	329,300	64.26	329,300	3,758,100
June 1 - 30, 2006	1,028,400	63.13	1,028,400	2,729,700	(1)

(1)	The purchase price for the shares remaining available for repurchase may not exceed approximately $116.8 million.

Item 4 – Submission of Matters to a Vote of Security Holders

Information required by this item was previously provided in our quarterly report on Form 10-Q for the period ending March 31, 2006.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2006:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)	consultation regarding appropriate handling of items on tax returns, required disclosures, elections and filing positions available to us;

(c)	assistance with tax audits and examinations, including providing technical advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, U.S. treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(d)	advice and assistance with respect to transfer pricing matters, including the preparation of reports used by us to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions;

(e)	advice regarding tax issues relating to our internal reorganizations;

(f)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(g)	reviews of the quarterly financial statements;

(h)	consultation regarding current, proposed and newly adopted accounting pronouncements;

(i)	audit of a foreign employee pension plan; and

(j)	assistance with a review at a foreign subsidiary.

Item 6 – Exhibits

4.1	Fiscal and Paying Agency Agreement between Manpower Inc. and Citibank, N.A. as Fiscal Agent, Principal Paying Agent, Registrar and Transfer Agent and Citibank International PLC as Irish Paying Agent, dated as of June 14, 2006 (including the form of Global Note, attached thereto as Schedule 1).

10.1	Change of Control Severance Agreement between Manpower Inc. and Barbara J. Beck dated May 12, 2006, incorporated by reference to the Current Report on Form 8-K of Manpower Inc. dated May 11, 2006.

10.2	Change of Control Severance Agreement between Manpower Inc. and Jonas Prising dated May 11, 2006, incorporated by reference to the Current Report on Form 8-K of Manpower Inc. dated May 11, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: August 2, 2006	/s/ Michael J. Van Handel
Michael J. Van Handel Executive Vice President, Chief Financial Officer, and Secretary (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Fiscal and Paying Agency Agreement between Manpower Inc. and Citibank, N.A. as Fiscal Agent, Principal Paying Agent, Registrar and Transfer Agent and Citibank International PLC as Irish Paying Agent, dated as of June 14, 2006 (including the form of Global Note, attached thereto as Schedule 1).

10.1	Change of Control Severance Agreement between Manpower Inc. and Barbara J. Beck dated May 12, 2006, incorporated by reference to the Current Report on Form 8-K of Manpower Inc. dated May 11, 2006.

10.2	Change of Control Severance Agreement between Manpower Inc. and Jonas Prising dated May 11, 2006, incorporated by reference to the Current Report on Form 8-K of Manpower Inc. dated May 11, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.