Form 10-Q
period 2006-09-30
MANPOWER INC /WI/
filed 2006-11-02
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2006
Common Stock, $.01 par value	84,943,634

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	September 30, 2006	December 31, 2005
CURRENT ASSETS:

Cash and cash equivalents	$484.5	$454.9
Accounts receivable, less allowance for doubtful accounts of $101.3 and $86.5, respectively	3,772.1	3,208.2
Prepaid expenses and other assets	104.4	107.5
Future income tax benefits	95.5	71.1

Total current assets	4,456.5	3,841.7

OTHER ASSETS:

Goodwill	955.3	923.9
Intangible assets, less accumulated amortization of $40.1 and $29.8, respectively	324.6	332.6
Other assets	308.5	273.8

Total other assets	1,588.4	1,530.3

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment	686.0	642.4
Less: accumulated depreciation and amortization	491.4	446.0

Net property and equipment	194.6	196.4

Total assets	$6,239.5	$5,568.4

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2006	December 31, 2005
CURRENT LIABILITIES:

Accounts payable	$883.6	$685.4
Employee compensation payable	175.3	150.6
Accrued liabilities	598.0	435.4
Accrued payroll taxes and insurance	629.6	607.2
Value added taxes payable	524.4	441.9
Short-term borrowings and current maturities of long-term debt	28.4	260.0

Total current liabilities	2,839.3	2,580.5

OTHER LIABILITIES:

Long-term debt	759.9	475.0
Other long-term liabilities	399.6	366.3

Total other liabilities	1,159.5	841.3

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 102,323,453 and 101,239,813 shares, respectively	1.0	1.0
Capital in excess of par value	2,397.8	2,346.7
Retained earnings	479.8	269.9
Accumulated other comprehensive income (loss)	47.8	(11.0)
Treasury stock at cost, 17,840,405 and 13,867,805 shares, respectively	(685.7)	(460.0)

Total shareholders’ equity	2,240.7	2,146.6

Total liabilities and shareholders’ equity	$6,239.5	$5,568.4

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended September 30,		9 Months Ended September 30,
	2006	2005	2006	2005
Revenues from services	$4,644.8	$4,144.8	$13,014.7	$11,957.2
Cost of services	3,800.6	3,388.2	10,636.7	9,779.4

Gross profit	844.2	756.6	2,378.0	2,177.8
Selling and administrative expenses	675.3	624.6	2,010.3	1,873.6

Operating profit	168.9	132.0	367.7	304.2
Interest and other expenses	10.6	11.9	6.8	34.9

Earnings before income taxes	158.3	120.1	360.9	269.3
Provision for income taxes	57.7	43.8	127.3	98.3

Net earnings	$100.6	$76.3	$233.6	$171.0

Net earnings per share	$1.18	$0.88	$2.70	$1.93

Net earnings per share – diluted	$1.16	$0.87	$2.65	$1.88

Weighted average common shares	85.3	87.0	86.5	88.4

Weighted average common shares – diluted	86.7	88.2	88.0	91.7

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	9 Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$233.6	$171.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	65.8	67.7
Amortization of discount on convertible debentures	—	1.9
Deferred income taxes	(22.2)	(10.2)
Provision for doubtful accounts	18.6	16.9
Stock-based compensation	15.9	1.2
Excess tax benefit on exercise of stock options	(7.0)	—
Other non-operating gains	(29.3)	—
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(396.2)	(307.1)
Other assets	22.7	(30.2)
Other liabilities	324.2	263.8

Cash provided by operating activities	226.1	175.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47.3)	(55.9)
Acquisitions of businesses, net of cash acquired	(7.8)	(3.5)
Proceeds from the sale of business	29.6	—
Proceeds from the sale of an equity interest	8.8	—
Proceeds from the sale of property and equipment	3.6	4.5

Cash used by investing activities	(13.1)	(54.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	4.6	8.8
Proceeds from debt facilities	295.5	786.2
Repayments of debt facilities	(300.7)	(614.0)
Cash paid to settle convertible debentures	—	(206.6)
Proceeds from settlement of swap agreements	—	50.7
Proceeds from stock option and purchase plans	45.2	17.7
Excess tax benefit on exercise of stock options	7.0	—
Repurchases of common stock	(235.9)	(203.5)
Dividends paid	(23.7)	(17.6)

Cash used by financing activities	(208.0)	(178.3)

Effect of exchange rate changes on cash and cash equivalents	24.6	(41.9)

Net increase (decrease) in cash and cash equivalents	29.6	(100.1)

Cash and cash equivalents, beginning of year	454.9	531.8

Cash and cash equivalents, end of period	$484.5	$431.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$45.0	$41.9

Income taxes paid	$63.0	$65.7

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2006 and 2005

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

Reorganization Costs

In the first quarter of 2006, we recorded expenses totaling $9.5 in the United Kingdom and $1.2 at Right Management for severances and other office closure costs related to reorganizations at these entities. Of the $9.5 in the United Kingdom, $4.1 was paid during the nine months ended September 30, 2006, and we expect a majority of the remaining $5.4 will be paid before the end of 2006. All of the reorganization costs at Right Management were paid during the three months ended March 31, 2006.

In 2005, we recorded total expenses of $15.3 in France and $4.0 at Right Management for severance costs related to reorganizations in both segments. As of September 30, 2006, $7.6 has been paid from the France reserve, $6.3 of which was paid in the nine months ended September 30, 2006. The majority of the remaining $7.7 is expected to be paid in the fourth quarter of 2006. The full $4.0 recorded at Right Management was paid in 2005.

(2) New Accounting Standards

During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect of FIN 48 on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us in 2008. We are currently assessing the impact of the adoption of this statement.

During September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS 158”). SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (our “Plans”) as an asset or liability in our consolidated balance sheets, with changes in the funded status recognized through comprehensive income in the year in which they occur. We estimate the impact of adopting SFAS 158 to be approximately $5.0, using current exchange rates, which will result in a reduction in Shareholder’s Equity on our consolidated balance sheet as of December 31, 2006. SFAS 158 will also require expanded disclosures in our notes to consolidated financial statements, but will have no impact on our consolidated statements of operations or cash flows for the year ending December 31, 2006. SFAS 158 also requires us to measure the funded status of our Plans as of the balance sheet date, rather than as of an earlier measurement date, by 2008. We do not expect the impact of the change in measurement date to have a material impact on our consolidated financial statements.

(3) Stock Compensation Plans

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards SFAS No. 123(R), “Share-Based Payments” (“SFAS 123R”), using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. Prior to January 1, 2006, we accounted for all of our fixed stock option plans and our 1990 Employee Stock Purchase Plan in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense related to stock options or our stock purchase plans was reflected in Net Earnings prior to January 1, 2006. SFAS 123R requires us to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow. Prior to January 1, 2006, we reported the entire tax benefit related to the exercise of stock options as an operating cash flow.

During the three and nine months ended September 30, 2006, we recognized approximately $5.7 and $15.9, respectively, in share-based compensation expense related to stock options, deferred stock, restricted stock, and an employee stock purchase plan. Cash received from stock option exercises for the same periods was $4.6 and $45.2, respectively. The total income tax benefit recognized related to share-based compensation, which is recorded in Capital in Excess of Par Value, was approximately $7.0 for the nine month period ended September 30, 2006. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient.

As a result of adopting SFAS 123R, Operating Profit and Earnings Before Income Taxes decreased by $4.0 and $11.5 for the three and nine months ended September 30, 2006, respectively. Net Earnings decreased by $2.6 and $7.4, or $0.03 and $0.08, respectively, per basic and diluted share for the same periods as a result of the expense recorded related to our stock option grants and our employee stock purchase plan. The following table illustrates the effect on Net Earnings and Net Earnings Per Share had we applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for periods prior to its adoption:

	3 Months Ended September 30, 2005	9 Months Ended September 30, 2005
Net earnings, as reported	$76.3	$171.0
Add: Total stock-based employee compensation expense under APB No. 25, net of related tax effects(1)	0.2	0.8
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2.4)	(8.4)

Pro forma net earnings	74.1	163.4
Add: Amortization of discount on convertible debentures, net of taxes	—	1.2

Pro forma net earnings – diluted	$74.1	$164.6

Net earnings per share:
As reported	$0.88	$1.93
Pro forma	$0.86	$1.86
Net earnings per share – diluted:
As reported	$0.87	$1.88
Pro forma	$0.85	$1.81

(1)	The above stock-based employee compensation expense is related to restricted stock and deferred stock.

Stock Options

All stock-based compensation is currently granted under our 2003 Equity Incentive Plan of Manpower Inc. (“2003 Plan”). Options and stock appreciation rights are granted at a price not less than 100% of the fair market value of the common stock at the date of grant. Generally, options are granted with a vesting period of up to four years and expire ten years from date of grant. As of September 30, 2006, no stock appreciation rights had been granted or were outstanding.

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

A summary of stock option activity during the nine months ended September 30, 2006 is as follows:

	Shares (in thousands)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	5,421	$36.2
Granted	1,009	52.0
Exercised	1,244	32.8		$30.1
Forfeited or expired	205	39.8

Outstanding, September 30, 2006	4,981	$40.2	7.0	$105.0

Exercisable, September 30, 2006	2,336	$34.2	5.6	$63.2

We have recognized expenses of $3.3 and $10.1 related to stock options for the three and nine months ended September 30, 2006, respectively. The total fair value of options vested during the same periods was $0.3 and $15.5, respectively. As of September 30, 2006, total unrecognized compensation cost was approximately $27.2, net of estimated forfeitures, which we expect to recognize over a weighted-average period of approximately 2.0 years.

We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	9 Months Ended September 30,
	2006	2005
Average risk-free interest rate	4.7%	3.8%
Expected dividend yield	1.1%	0.9%
Expected volatility	30.0%	30.0%
Expected term (years)	5.0	4.7

The average risk-free interest rate is based on the five-year U.S. Treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (weighted 40 percent) of our stock price over the past five years and implied volatility (weighted 60 percent) based upon exchange traded options for our common stock. We believe that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than considering purely historical volatility. We determined the expected term of the stock options using historical data. The weighted-average fair value of options granted was $16.26 and $12.92 for the nine months ended September 30, 2006 and 2005, respectively.

Deferred Stock

Our non-employee directors may elect to receive deferred stock in lieu of part or all of their annual cash retainer otherwise payable to them. The number of shares of deferred stock is determined pursuant to a formula set forth in the terms and conditions adopted under the 2003 Plan and the deferred stock is settled in shares of common stock according to the terms and conditions under the 2003 Plan. As of September 30, 2006, there were 7,132 shares of deferred stock awarded under this arrangement, all of which are vested.

Effective January 1, 2006, non-employee directors also receive an annual grant of deferred stock (or restricted stock, if they so elect) as additional compensation for board service. The award vests in equal quarterly installments and the vested portion of the deferred stock is settled in shares of common stock after three years (which may be extended at the directors’ election) in accordance with the terms and conditions under the 2003 Plan. As of September, 2006, there were 17,612 shares of deferred stock and 7,548 shares of restricted stock granted under this arrangement, of which 3,226 shares of deferred stock and 1,613 shares of restricted stock are unvested. We have recognized expenses of $0.2 and $0.6 related to deferred stock during the three and nine months ended September 30, 2006, respectively. The remaining $0.2 of unrecognized compensation expense related to the unvested deferred stock will be recorded in the fourth quarter of 2006.

Restricted Stock

We also grant restricted stock awards to certain employees and non-employee directors, who may elect to receive restricted stock rather than deferred stock as described above. Restrictions lapse over periods ranging up to six years. We value restricted stock awards at the closing market value of our common stock on the date of grant.

A summary of restricted stock activity for the nine months ended September 30, 2006 is as follows:

	Shares (in thousands)	Wtd. Avg. Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Unvested, January 1, 2006	202	$41.13
Granted	53	52.08
Vested	38	35.84
Forfeited	5	44.08

Unvested, September 30, 2006	212	$44.78	3.1	$3.5

We have recognized expense of $0.5 and $1.7 for vested restricted stock for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was approximately $6.5 of total unrecognized compensation cost related to unvested restricted stock, which we expect to recognize over a weighted-average period of approximately 3.8 years.

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

The following table summarizes the performance share unit activity for the nine months ended September 30, 2006:

Share Units
Outstanding, January 1, 2006	—
Granted	210,875
Vested	—
Forfeited	17,500

Outstanding, September 30, 2006	193,375

Threshold Award	30,125
Target Award	120,500
Outstanding Award	210,875

We recognize compensation expense when it becomes probable that the performance criteria specified in the award will be achieved. The compensation expense is recognized over the performance period and is recorded in Selling and Administrative Expenses. We currently believe the average Operating Unit Profit Margin growth for the 2006-2008 performance period will likely exceed the target performance level; accordingly, we recognized compensation expense of $0.9 and $2.0 related to this performance period during the three and nine months ended September 30, 2006, respectively.

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

	9 Months Ended September 30,
	2006	2005
Average risk-free interest rate	4.4%	2.8%
Expected dividend yield	1.1%	0.9%
Expected volatility	30.0%	30.0%
Expected term (years)	1.0	1.0

These assumptions are determined using the same methodology applied in determining the assumptions used in calculating the fair value of our stock options.

We have recognized expense of $0.7 and $1.4 for shares expected to be purchased under the plan for the three and nine months ended September 30, 2006, respectively. There is approximately $0.3 of unrecognized compensation cost related to the plan, which will be recognized during the remainder of 2006.

(4) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions in the nine months ended September 30, 2006 was $7.8.

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

In connection with the acquisition of Right Management in 2004, we established reserves for severance and other office lease closure costs related to streamlining Right Management’s worldwide operations totaling $24.5. As of September 30, 2006, approximately $21.5 has been paid from these reserves, of which $2.1 was paid in the first nine months of 2006. Approximately $1.0 of the remaining $3.0 will be paid in the fourth quarter of 2006, with the remaining $2.0 to be paid by 2008.

(5) Income Taxes

We provided for income taxes during the first nine months of 2006 at a rate of 35.3% based on our current estimate of the annual effective tax rate. This rate includes the impact of certain discrete items in the first quarter of 2006, including the reorganization charges, the gain on sale of the business in Sweden and costs related to our global cost reduction project. Our current estimate of the annual effective tax rate, excluding the discrete items, is 36.5%. Including these items, we estimate our annual effective tax rate will be 35.5%. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, U.S. taxes on foreign earnings and U.S. state income taxes.

(6) Earnings Per Share

The calculations of Net Earnings Per Share and Net Earnings Per Share – Diluted are as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2006	2005	2006	2005
Net Earnings Per Share:
Net earnings available to common shareholders	$100.6	$76.3	$233.6	$171.0
Weighted average common shares outstanding (in millions)	85.3	87.0	86.5	88.4

	$1.18	$0.88	$2.70	$1.93

Net Earnings Per Share – Diluted:
Net earnings	$100.6	$76.3	$233.6	$171.0
Add: Amortization related to convertible debt, net of taxes	—	—	—	1.2

Net earnings available to common shareholders	$100.6	$76.3	$233.6	$172.2

Weighted average common shares outstanding (in millions)	85.3	87.0	86.5	88.4
Effect of restricted stock grants	0.2	0.2	0.3	0.2
Effect of dilutive stock options	1.2	1.0	1.2	1.1
Effect of convertible debentures	—	—	—	2.0

	86.7	88.2	88.0	91.7

	$1.16	$0.87	$2.65	$1.88

The calculation of Net Earnings Per Share – Diluted for the three and nine months ended September 30, 2005 does not include options to purchase 100,000 and 1,300,000 common shares, respectively, because the exercise price for these options is greater than the average market price of the common shares during the period. There were no options excluded from the calculation for the three months and nine months ended September 30, 2006.

(7) Debt

On June 14, 2006, we offered and sold €200.0 aggregate principal amount of 4.75% notes due June 14, 2013 (the “€200 Notes”). The net proceeds of €198.1 ($249.5) were invested in cash equivalents until July 26, 2006, when they were used to repay our €200.0 notes due July 2006 (the “1999 €200 Notes”) as described below. The €200 Notes were issued at a price of 99.349% to yield an effective interest rate of 4.862%. The discount of €1.3 ($1.6) will be amortized to interest expense over the term of the €200 Notes. Interest is payable annually on June 14 beginning in 2007. The €200 Notes are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. We may redeem the €200 Notes, in whole but not in part, at our option at any time for a redemption price determined in accordance with the term of the €200 Notes. The €200 Notes also contain certain customary restrictive covenants and events of default.

Our 1999 €200 Notes ($254.3), due July 2006, were retired on July 26, 2006 with the net proceeds from the €200 Notes and other available cash.

(8) Accounts Receivable Securitization

In July 2006, we amended our $200.0 Receivables Facility, extending its maturity to July 2007 and reducing the fees for the facility. All other terms remain substantially unchanged. There were no borrowings outstanding under this facility as of September 30, 2006 or December 31, 2005.

(9) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	Defined Benefit Pension Plans
	3 Months Ended September 30,		9 Months Ended September 30,
	2006	2005	2006	2005
Service cost	$3.1	$2.7	$9.0	$8.4
Interest cost	3.5	3.0	10.2	9.2
Expected return on assets	(2.9)	(2.4)	(8.4)	(7.4)
Amortization of unrecognized loss	1.1	0.8	3.3	2.3

Total benefit cost	$4.8	$4.1	$14.1	$12.5

	Retiree Health Care Plan
	3 Months Ended September 30,		9 Months Ended September 30,
	2006	2005	2006	2005
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.3	0.3	0.9	1.0
Amortization of unrecognized gain	(0.2)	—	(0.5)	(0.2)

Total benefit cost	$0.2	$0.4	$0.7	$1.1

For the three and nine months ended September 30, 2006, contributions made to our pension plans were $1.0 and $10.3, respectively. For the three and nine months ended September 30, 2006, contributions made to our retiree health care plan were $0.5 and $1.0, respectively. We continue to expect total contributions of $15.6 to our pension plans and $1.2 to our retiree health care plan during 2006.

(10) Shareholders’ Equity

The components of Comprehensive Income, net of tax, are as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2006	2005	2006	2005
Net earnings	$100.6	$76.3	$233.6	$171.0
Other comprehensive income:
Foreign currency translation (loss) income	(22.3)	(19.2)	55.5	(99.3)
Unrealized gain on investments	1.3	1.6	0.7	3.8
Unrealized gain on derivatives	—	1.3	2.6	1.2

Comprehensive income	$79.6	$60.0	$292.4	$76.7

The components of Accumulated Other Comprehensive Income (Loss), net of tax, are as follows:

	September 30, 2006	December 31, 2005
Foreign currency translation gain	$71.3	$15.8
Unrealized gain on investments	7.6	6.9
Unrealized loss on derivatives	(5.8)	(8.4)
Minimum pension liability adjustment	(25.3)	(25.3)

Accumulated comprehensive income (loss)	$47.8	$(11.0)

During the three and nine months ended September 30, 2006, we repurchased a total of 2,002,300 and 3,972,600 shares of common stock, respectively, for a total cost of $116.8 and $235.9, respectively. Including repurchases in 2005, a total of 4,272,600 shares of common stock, at a total cost of $250.0, have been repurchased under our 2005 authorization, completing the repurchases allowed under the authorization.

On April 25, 2006, the Board of Directors declared a cash dividend of $0.27 per share, which was paid on June 14, 2006 to shareholders of record on June 5, 2006.

On October 31, 2006, the Board of Directors declared a cash dividend of $0.32 per share, which is payable on December 15, 2006 to shareholders of record on December 5, 2006.

The Board of Directors also authorized the repurchase of an additional 5 million shares of our common stock, not to exceed a total purchase price of $325.0. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities.

(11) Interest and Other Expenses

Interest and Other Expenses consists of the following:

	3 Months Ended September 30,		9 Months Ended September 30,
	2006	2005	2006	2005
Interest expense	$14.4	$12.5	$39.1	$34.8
Interest income	(4.4)	(2.0)	(11.5)	(6.4)
Foreign exchange loss (gain)	0.3	(0.2)	2.5	—
Miscellaneous expense (income), net	0.3	1.6	(23.3)	6.5

Interest and other expenses	$10.6	$11.9	$6.8	$34.9

Miscellaneous Expense (Income) for the nine months ended September 30, 2006 includes a non-operating gain of $29.3 ($23.7 after tax, $0.27 per share – diluted), primarily related to the sale of a non-core payroll processing business in Sweden. Net proceeds from this transaction were $29.6.

(12) Segment Data

	3 Months Ended September 30,		9 Months Ended September 30,
	2006	2005	2006	2005
Revenues from Services: (a)
United States (b)	$542.1	$531.5	$1,587.0	$1,514.1
France	1,654.0	1,479.3	4,430.1	4,114.3
EMEA	1,668.0	1,400.8	4,691.0	4,173.8
Jefferson Wells	93.9	103.9	288.2	290.1
Right Management	91.4	96.0	291.3	308.5
Other Operations	595.4	533.3	1,727.1	1,556.4

Consolidated (b)	$4,644.8	$4,144.8	$13,014.7	$11,957.2

Operating Unit Profit: (a)
United States	$28.6	$22.6	$60.6	$45.5
France	62.0	50.6	142.1	121.0
EMEA	71.0	46.2	145.1	98.2
Jefferson Wells	10.0	11.5	25.7	28.9
Right Management	1.8	2.1	17.2	21.2
Other Operations	16.7	16.6	49.4	42.3

Consolidated	190.1	149.6	440.1	357.1
Corporate expenses	17.9	14.3	62.6	43.1
Amortization of other intangible assets	3.3	3.3	9.8	9.8
Interest and other expense	10.6	11.9	6.8	34.9

Earnings before income taxes	$158.3	$120.1	$360.9	$269.3

(a)	Certain Eastern European countries previously reported in France are now reported in EMEA due to a change in management structure. All previously reported results for France and EMEA have been revised to conform to the current year presentation. For the three and nine months ended September 30, 2005 there was $15.3 and $36.1 of Revenues from Services and $(0.4) and $(1.8) of Operating Unit Profit previously reported in France now reported in EMEA related to this change.
(b)	In the United States, where a majority of our franchises operate, Revenues from Services include fees received from franchise offices of $6.6 and $6.7 for the three months ended September 30, 2006 and 2005, respectively, and $17.9 and $18.4 for the nine months ended September 30, 2006 and 2005, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $285.9 and $310.7 for the three months ended September 30, 2006 and 2005, respectively, and $860.1 and $885.1 for the nine months ended September 30, 2006 and 2005, respectively.

Our consolidated Revenues from Services include fees received from our franchise offices of $9.6 for the three months ended September 30, 2006 and 2005, respectively, and $26.4 and $26.7 for the nine months ended September 30, 2006 and 2005, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $392.3 and $396.6 for the three months ended September 30, 2006 and 2005, respectively, and $1,143.8 and $1,122.1 for the nine months ended September 30, 2006 and 2005, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended September 30, 2006 and 2005

Revenues from Services increased 12.1% to $4,644.8 million for the third quarter of 2006 from the same period in 2005. Revenues were positively impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 8.8%. This growth rate is a result of increased demand for our services in most of our markets, including the United States, France, EMEA and Other Operations, where revenues increased 2.0%, 7.0%, 13.9% and 13.4%, respectively, on a constant currency basis. We also saw solid growth in our permanent recruitment business which increased 37.7% on a consolidated basis in constant currency. (See Financial Measures on page 23 and 24 for further information on constant currency.)

Gross Profit increased 11.6% to $844.2 million for the third quarter of 2006. In constant currency, Gross Profit increased 8.6%. Gross Profit Margin was 18.2%, a decrease of 0.07% from the third quarter of 2005. This decline in Gross Profit Margin is primarily a result of the change in the mix of services provided (-0.44%) primarily due to a lower amount of revenues coming from Right Management and Jefferson Wells, where the gross profit margin is generally higher than the company average. This decrease is partially offset by an increase in our permanent recruitment business (+0.25%) as well as an increase in gross profit margin for the temporary recruitment business (+0.12%). Temporary recruitment margins have increased as a result of improved pricing discipline in many markets, including France, and improved margins in other markets as a result of lower direct costs (such as workers’ compensation and state unemployment taxes in the U.S.).

Selling and Administrative Expenses increased 8.1% from the third quarter of 2005, to $675.3 million in the third quarter of 2006. These expenses increased 5.3% in constant currency. This increase is primarily in response to the increase in business volumes, as well as expensing the value of stock options for the first time in 2006 ($4.0 million). As a percent of revenues, Selling and Administrative Expenses were 14.5% in the third quarter of 2006 compared to 15.1% in the third quarter of 2005, which reflects the favorable impact of our cost control efforts and productivity gains, as we have been able to increase the billable hours from our staffing business without a similar increase in branch headcount, offset by the impact of our continued investments in new offices and the permanent recruitment business in certain markets.

Operating Profit increased 28.0% for the third quarter of 2006 compared to 2005, with an Operating Profit Margin of 3.6% in 2006 compared to 3.2% in 2005. This improvement reflects the favorable impact of our cost control efforts and productivity gains, offset by the decline in Gross Profit Margin.

Interest and Other (Income) Expense was expense of $10.6 million in the third quarter of 2006 compared to $11.9 million for the same period in 2005. Net Interest Expense decreased $0.5 million in the quarter to $10.0, as the increase in interest income, due to increased cash levels and investment rates, exceeded the increase in interest expense. Translation losses in the third quarter of 2006 were $0.3 million compared to gains of $0.2 million in the third quarter of 2005. Miscellaneous Expense, net, which consists of bank fees and other non-operating income and expenses, was expense of $0.3 million in the third quarter of 2006 compared to expense of $1.6 million in the third quarter of 2005.

We provided for income taxes during the third quarter of 2006 at a rate of 36.5% based on our current estimate of the annual effective tax rate excluding the discrete items in the first quarter. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates and U.S. taxes on foreign earnings, and U.S. state income taxes.

Net Earnings Per Share – Diluted increased 33.3% to $1.16 in the third quarter of 2006 compared to $0.87 in the third quarter of 2005. The higher foreign currency exchange rates positively impacted Net Earnings Per Share – Diluted by approximately $0.04 in the third quarter of 2006 compared to 2005. Weighted-Average Shares – Diluted were 86.7 million in the third quarter of 2006, a decline of 1.8% from the third quarter of 2005. This decline is a result of share repurchases during 2005 and during the first nine months of 2006.

Operating Results - Nine Months Ended September 30, 2006 and 2005

Revenues from Services increased 8.8% to $13,014.7 million for the first nine months of 2006 from the same period in 2005. Revenues were negatively impacted by changes in foreign currency exchange rates during the period due to the strengthening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 10.0%. This growth rate is a result of increased demand for our services in most of our markets, including the United States, France, EMEA, and Other Operations, where revenues increased 4.8%, 8.6%, 13.8%, and 13.9%, respectively, on a constant currency basis. We also saw solid growth in our permanent recruitment business which increased 38.6% on a consolidated basis in constant currency. (See Financial Measures on page 23 and 24 for further information on constant currency.)

Gross Profit increased 9.2% to $2,378.0 million for the first nine months of 2006. In constant currency, Gross Profit increased 10.3%. Gross Profit Margin was 18.3%, an increase of 0.06% from the first nine months of 2005. The increase in Gross Profit Margin is primarily a result of an increase in our permanent recruitment business (+0.25%) as well as an increase in gross profit margin in the temporary recruitment business (+0.14%). Temporary recruitment margins have increased as a result of improved pricing discipline in some markets, including France, and improved margins in other markets as a result of lower direct costs (such as workers’ compensation and state unemployment taxes in the U.S.). This improvement is partially offset by a change in the mix of services provided (-0.33%) primarily due to a lower amount of revenues coming from Right Management, where the gross profit margin is generally higher than the company average.

Selling and Administrative Expenses increased 7.3% from the first nine months of 2005, to $2,010.3 million in the first nine months of 2006. These expenses increased 8.6% in constant currency. This increase is primarily in response to the increase in business volumes, expensing the value of stock options for the first time in 2006 ($11.5 million), and certain expenses related to reorganizations ($9.0 million) and global cost reduction project costs ($9.2 million). As a percent of revenues, Selling and Administrative Expenses were 15.4% in the first nine months of 2006 compared to 15.7% in the first nine months of 2005. The improvement in Selling and Administrative Expenses as a percent of revenues reflects a favorable impact of our cost control efforts and productivity gains, as we have been able to increase the billable hours from our staffing business as well as our permanent placements without a similar increase in branch headcount. These improvements are offset by the impact of the reorganization charges and global cost reduction project costs ($18.2 million, 0.14% of revenue) and our continued investments in new offices and the permanent recruitment business in certain markets.

Operating Profit increased 20.9% for the first nine months of 2006 compared to 2005, with an Operating Profit Margin of 2.8% in 2006 compared to 2.5% in 2005. On a constant currency basis, Operating Profit increased 21.1%. The margin improvement reflects the increased Gross Profit Margin coupled with the improvements in SG&A. The reorganization charges and global cost reduction project costs accounted for a 6.0% reduction in Operating Profit and a 0.14% decrease in Operating Profit Margin for the first nine months of 2006.

Interest and Other (Income) Expense was expense of $6.8 million in the first nine months of 2006 compared to $34.9 million for the same period in 2005. Net Interest Expense decreased $0.8 million in the first nine months of 2006, to $27.6 million, as the increase in interest income, due to increased cash levels and investment rates, exceeded the increase in interest expense. Translation losses in the first nine months of 2006 were $2.5 million compared to no translation effect in the first nine months of 2005. Miscellaneous income, net, which consists of bank fees and other non-operating income and expenses, was $23.3 million of income in the first nine months of 2006 compared to $6.5 million of expense in the first nine months of 2005. In the first nine months of 2006, Miscellaneous income included non-operating gains of $29.3 million ($0.27 per share-diluted) related to the sale of a payroll processing business in Sweden.

We provided for income taxes during the first nine months of 2006 at a rate of 35.3%. This rate includes the impact of certain discrete items in the first quarter of 2006, including the reorganization charges, the gain on sale of the business in Sweden and costs related to our global cost reduction project. Excluding the impact of these items, we provided for income taxes at a rate of 36.5%. Our current estimate of the annual effective tax rate, excluding the discrete items, is 36.5%. Including these items, we estimate our annual effective tax rate will be 35.5%. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of higher foreign income tax rates, U.S. taxes on foreign earnings and U.S. state income taxes.

Net Earnings Per Share – Diluted increased 41.0% to $2.65 in the first nine months of 2006 compared to $1.88 in the first nine months of 2005. The higher foreign currency exchange rates negatively impacted Net Earnings Per Share – Diluted by approximately $0.02 in the first nine months of 2006 compared to 2005. Weighted-Average Shares – Diluted were 88.0 million in the first nine months of 2006, a decline of 4.0% from the same period of 2005. This decline is primarily a result of share repurchases in 2005 and the first nine months of 2006, and the redemption of our convertible debentures in March 2005.

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

Segment Operating Results

United States

In the United States, revenues increased 2.0% for the third quarter of 2006 compared to the third quarter of 2005, due primarily to higher billing rates and an increase in our permanent recruitment business. Our industrial business experienced a year-over-year growth of 5.9% in the third quarter. Our professional business continues to show improving revenue growth, with a year-over-year growth rate of 12.5% in the third quarter, up from a slight revenue increase of 1.3% in the second quarter, while the year-over-year growth rate in the placement of our skilled office workers has declined through the year, with flat revenues in the third quarter compared to revenue growth of 6.3% in the second quarter.

Gross Profit Margin increased during the third quarter of 2006 compared to the third quarter of 2005 due to improved margins on our staffing business, as a result of a decrease in state unemployment taxes and lower workers’ compensation costs, and growth in our permanent recruitment business.

Selling and Administrative Expenses were well controlled during the quarter and increased at a slightly higher rate than revenues. The increase is due to higher personnel costs, primarily to support the growth in the permanent recruitment business, and higher advertising costs, resulting from the launch of our new brand in February 2006.

Operating Unit Profit (“OUP”) Margin in the United States was 5.3% and 4.3% for the third quarter of 2006 and 2005, respectively. This improvement is primarily related to the increased Gross Profit Margin. For the first nine months of 2006, OUP Margin was 3.8% compared to 3.0% in 2005.

France

In France, revenues increased 11.8% (7.0% in Euro) during the third quarter of 2006 compared to 2005. This growth rate in Euro is slightly lower than that experienced in the first two quarters of 2006, due to fewer working days in the third quarter. On an average daily basis, revenue growth has improved each quarter. Revenues in the first nine months of 2006 increased 7.7% (8.6% in Euro) above prior year levels.

Gross Profit Margin in the third quarter of 2006 was equal to the third quarter of 2005 as a result of pricing pressures beginning to stabilize in the French market.

Selling and Administrative Expenses increased slightly during the third quarter of 2006 compared to the third quarter of 2005 primarily due to investments in the permanent recruitment business. Expenses continue to be well controlled and decreased as a percentage of revenue in the quarter, as we were able to leverage existing cost base to support the increased revenues without a similar increase in expenses.

During the third quarter of 2006 and 2005, OUP Margin in France was 3.7% and 3.4%, respectively, and 3.2% and 2.9% for the first nine months of 2006 and 2005, respectively. This improvement reflects improved productivity and leveraging of Selling and Administrative Expenses.

EMEA

In EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France), revenues increased 19.1% in the third quarter of 2006 compared to the third quarter of 2005 (an increase of 13.9% on a constant currency basis). Local currency revenue growth was experienced in most major markets with the highest growth rates reported in the Netherlands, Italy, and Sweden. Permanent placement revenues have increased over 26.0% (over 27.0% on a constant currency basis) for both the third quarter and the first nine months of 2006 as a result of our investments in this business.

Gross Profit Margin increased in the third quarter of 2006 compared to the third quarter of 2005 primarily due to the increase in permanent recruitment revenues and improved pricing discipline in many markets.

Selling and Administrative Expenses increased during the third quarter of 2006 compared to the third quarter of 2005 due to the need to support the increased business volumes. Selling and Administrative Expenses as a percent of revenues decreased in the quarter compared to the third quarter of 2005 primarily due to productivity improvements, as EMEA has been able to increase the billable hours from the staffing business and increase permanent placements without a similar increase in branch headcount. Expenses during the first nine months of 2006 increased compared to the first nine months of 2005. A portion of this increase is due to $7.8 million of reorganization charges recorded in the United Kingdom in the first quarter.

OUP Margin for EMEA was 4.3% and 3.3% for the third quarter of 2006 and 2005, respectively, and 3.1% and 2.4% for the first nine months of 2006 and 2005, respectively. This margin improvement was primarily the result of leveraging our expense base with the increased revenue and gross profit levels.

Jefferson Wells

Revenues for Jefferson Wells in the third quarter of 2006 decreased 9.6% compared to the third quarter of 2005 due primarily to the decline in Sarbanes-Oxley related control services. Revenue growth also declined from the growth rates in the first half of the year due primarily to declines at two large customers where revenues declined from $21.3 million in the second quarter to $10.5 million in the third quarter. Revenues in the first nine months of 2006 are 0.6% below prior year levels.

The Gross Profit Margin in the third quarter of 2006 declined compared to the third quarter of 2005 due to the change in the mix of business towards services with lower gross profit margins, mainly due to one of the large customers noted above, which has a lower than average Gross Profit Margin. Gross Profit Margin for the third quarter has improved from the first two quarters of 2006 due to changes in the mix of business, again mainly due to the impact of this one large customer, as revenues were lower in the third quarter than earlier in the year.

Selling and Administrative Expenses decreased 11.5% during the third quarter of 2006 compared to the third quarter of 2005 mainly due to a reduction in office expenses as a result of cost control efforts. Total expenses are in line with expense levels in the first and second quarters. Expenses as a percentage of revenues improved in the third quarter of 2006 compared to 2005.

The OUP Margin for Jefferson Wells in the third quarter of 2006 was 10.6% compared to 11.1% in the third quarter of 2005. This decrease is due to the decline in Gross Profit Margin, partially offset by the improvement in Selling and Administrative Expenses. For the first nine months of 2006, the OUP Margin was 8.9% compared to 10.0% in 2005.

Right Management

Revenues for Right Management in the third quarter of 2006 decreased 4.8% compared to the third quarter of 2005 (a decrease of 7.0% on a constant currency basis). This decrease is the result of lower demand for outplacement services as economies in major markets continue to improve, offset by improving demand for Right Management’s organizational consulting services. Revenues in the first nine months of 2006 were 5.6% below prior year (a decrease of 5.1% in constant currency).

Gross Profit Margin decreased in the third quarter of 2006 compared to the third quarter of 2005 as a result of changes in the mix of business between outplacement and organizational consulting services.

Selling and Administrative Expenses decreased in the third quarter of 2006 compared to the third quarter of 2005 due to reduced personnel and office expenses. Expenses as a percent of revenues were lower in the third quarter of 2006 compared to 2005 as cost reductions exceeded the decline in revenues.

OUP Margin for Right Management was 2.0% in the third quarter of 2006 compared to 2.2% in the third quarter of 2005. This decline in margin is primarily the result of the decline in Gross Profit Margin, offset by the improvement in Selling and Administrative Expenses. OUP Margin for Right Management is generally lowest in the third quarter due to the seasonality of that business. OUP Margin for the first nine months of 2006 was 5.9% compared to 6.9% in the first nine months of 2005.

Other Operations

Revenues for Other Operations increased 11.6% (13.4% in constant currency) during the third quarter of 2006 compared to 2005. Revenue increases for the third quarter, in constant currency, were experienced in virtually all markets in this segment, including Argentina, Mexico and Japan which experienced local currency revenue growth rates of 47.8%, 22.6%, and 3.4%, respectively. India and China also experienced significant growth with both reporting revenues nearly double that of the third quarter of 2005. Permanent recruitment revenues increased 31.9% in constant currency as a result of ongoing investments in this business. For the first nine months of 2006, revenues for this segment have increased 11.0% from the year earlier period (13.9% in constant currency).

The Gross Profit Margin decreased slightly in the third quarter of 2006 compared to the third quarter of 2005 primarily due to a shift in the mix of business toward those countries with lower gross profit margins.

Selling and Administrative Expenses increased 12.8% in the third quarter of 2006 compared to the third quarter of 2005 to support the increased revenue levels and as a result of investments in office openings and the permanent recruitment business in certain markets. Expenses as a percent of revenue were slightly higher for the third quarter of 2006 compared to the third quarter of 2005 but were in line with prior year for the first nine months of 2006.

The OUP Margin for Other Operations in the third quarter of 2006 was 2.8% compared to 3.1% for the same period in 2005. This decline is due to the decline in Gross Profit Margin along with the increase in Selling and Administrative Expense. OUP Margin for the first nine months of 2006 and 2005 was 2.9% and 2.7%, respectively.

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

Constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below.

	Three Months Ended September 30, 2006 compared to 2005
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency
	(Unaudited)
Revenues from Services:
United States	$542.1	2.0%	—%	2.0%
France	1,654.0	11.8	4.8	7.0
EMEA	1,668.0	19.1	5.2	13.9
Jefferson Wells	93.9	(9.6)	—	(9.6)
Right Management	91.4	(4.8)	2.2	(7.0)
Other Operations	595.4	11.6	(1.8)	13.4

Manpower Inc.	$4,644.8	12.1	3.3	8.8

Gross Profit	$844.2	11.6	3.0	8.6

Selling and Administrative Expenses	$675.3	8.1	2.8	5.3

Operating Profit	$168.9	28.0	4.1	23.9

(a)	Represents amounts in millions for the three months ended September 30, 2006.

	Nine Months Ended September 30, 2006 compared to 2005
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency
	(Unaudited)
Revenues from Services:
United States	$1,587.0	4.8%	—%	4.8%
France	4,430.1	7.7	(0.9)	8.6
EMEA	4,691.0	12.4	(1.4)	13.8
Jefferson Wells	288.2	(0.6)	—	(0.6)
Right Management	291.3	(5.6)	(0.5)	(5.1)
Other Operations	1,727.1	11.0	(2.9)	13.9

Manpower Inc.	$13,014.7	8.8	(1.2)	10.0

Gross Profit	$2,378.0	9.2	(1.1)	10.3

Selling and Administrative Expenses	$2,010.3	7.3	(1.3)	8.6

Operating Profit	$367.7	20.9	(0.2)	21.1

(a)	Represents amounts in millions for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Cash provided by operating activities was $226.1million in the first nine months of 2006 compared to $175.0 million for the first nine months of 2005. This increase is due to the higher earnings level and an improved working capital position. Cash provided by operating activities before changes in working capital requirements was $275.4 million in the first nine months of 2006 compared to $248.5 million in the first nine months of 2005.

Accounts receivable increased to $3,772.1 million as of September 30, 2006 from $3,208.2 million as of December 31, 2005. This increase is due to the higher business volumes in the third quarter of 2006 compared to that of the fourth quarter in 2005 and due to changes in foreign currency exchange rates. At December 31, 2005 exchange rates, the September 30, 2006 balance would have been approximately $195.1 million lower than reported. Our consolidated Days Sales Outstanding (DSO) as of September 2006 was approximately 1.7 days higher than prior year, due primarily to a timing issue with customer payments.

Capital expenditures were $47.3 million in the first nine months of 2006 compared to $55.9 million during the first nine months of 2005. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, in the first nine months of 2006 was $7.8 million.

On January 31, 2006, we received final approval from the Swedish Competition Authorities and sold a non-core payroll processing business in Sweden. A pre-tax gain of $29.3 million ($23.7 million after tax, or $0.27 per diluted share) related to this sale was recorded in the first nine months of 2006. Net proceeds from this transaction were $29.6 million.

In December of 2005, we sold one of our available-for-sale investments for a gain of $2.6 million. Proceeds from this transaction of $8.8 million were received in the first nine months of 2006.

Net debt repayments during the first nine months of 2006 were $0.6 million compared to $25.6 million in the first nine months of 2005.

On June 14, 2006, we offered and sold €200.0 million aggregate principal amount of 4.75% notes due June 14, 2013 (the “€200 Million Notes”). The net proceeds of €198.1 million ($249.5 million) were invested in cash equivalents until July 26, 2006, when they were used to repay our €200.0 million notes due July 2006 (the “1999 €200 Million Notes”) as described below. The €200 Million Notes were issued at a price of 99.349% to yield an effective interest rate of 4.862%. The discount of €1.3 million ($1.6 million) will be amortized to interest expense over the term of the notes. Interest is payable annually on June 14 beginning in 2007. The €200 Million Notes are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. We may redeem the €200 Million Notes, in whole but not in part, at our option at any time for a redemption price as determined in accordance with the terms of the €200 Million Notes. The €200 Million Notes also contain certain customary restrictive covenants and events of default. See Item 3 – Quantitative and Qualitative Disclosures About Market Risk – for additional information.

Our 1999 €200 Million Notes ($254.3 million), due July 2006, were retired on July 26, 2006 with the net proceeds from the €200 Million Notes and other available cash.

In July 2006, we amended our $200 Million Receivables Facility, extending its maturity to July 2007 and reducing the fees for the facility. All other terms remain substantially unchanged. There were no borrowings outstanding under this facility as of September 30, 2006 or December 31, 2005.

As of September 30, 2006, we had borrowings of $126.7 million and letters of credit of $4.0 million outstanding under our $625.0 million revolving credit agreement. There were no borrowings outstanding under our commercial paper program. Beginning in 2006, the letters of credit outstanding under the revolving credit agreement were substantially reduced as certain letters of credit have been issued directly by third parties rather than under the revolving credit agreement.

Our $625.0 million revolving credit agreement requires, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.33 to 1 and a fixed charge ratio of 3.00 to 1 as of September 30, 2006. Based upon our current forecasts, we expect to be in compliance with these covenants throughout 2006.

In addition to the previously mentioned facilities, we maintain separate bank facilities with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2006, such facilities totaled $290.7 million, of which $264.0 million was unused. Under the revolving credit agreement effective January 2006, total subsidiary borrowings cannot exceed $150.0 million in the first, second and fourth quarters, and $300.0 million in the third quarter of each year.

In October 2005, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total price of $250.0 million. As of September 30, 2006 we have repurchased 4.3 million shares at a total cost of $250.0 million under the 2005 authorization, completing the repurchases allowed under the authorization. During the first half of 2005, we repurchased 5.0 million shares at a total cost of $203.5 million under the 2004 authorization.

On April 25, 2006, the Board of Directors declared a cash dividend of $0.27 per share, which was paid on June 14, 2006 to shareholders of record on June 5, 2006.

On October 31, 2006, the Board of Directors declared a cash dividend of $0.32 per share, which is payable on December 15, 2006 to shareholders of record on December 5, 2006.

The Board of Directors also authorized the repurchase of an additional 5 million shares of our common stock, not to exceed a total purchase price of $325.0. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities.

We have aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,779.7 million as of September 30, 2006 compared to $1,669.9 million as of December 31, 2005.

In connection with the acquisition of Right Management in 2004, we established reserves for severances and other office lease closure costs related to streamlining Right Management’s worldwide operations that totaled $24.5 million. As of September 30, 2006, approximately $21.5 million has been paid from these reserves, of which $2.1 million was paid in the first nine months of 2006. Approximately $1.0 of the remaining $3.0 will be paid in the fourth quarter of 2006, with the remaining $2.0 to be paid by 2008.

In the first quarter of 2006, we recorded expenses totaling $9.5 million in the United Kingdom, and $1.2 million at Right Management for severances and other office closure costs related to reorganizations at these entities. Of the $9.5 million in the United Kingdom, $4.1 million was paid during the nine months ended September 30, 2006, and we expect that a majority of the remaining $5.4 million will be paid in the remainder of 2006. All of the reorganization costs at Right Management were paid during the first quarter of 2006.

In 2005, we recorded total expenses of $15.3 million in France and $4.0 million at Right Management for severance costs related to reorganization in both segments. As of September 30, 2006, $7.6 million has been paid from the reserve in France, $6.3 million of which was paid in 2006. The majority of the remaining $7.7 million is expected to be paid in the fourth quarter of 2006. The full $4.0 million recognized at Right Management was paid in 2005.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $126.2 million and $128.6 million as of September 30, 2006 and December 31, 2005, respectively ($52.8 million and $41.0 million for guarantees, respectively, and $73.4 million and $87.6 million for stand-by letters of credit, respectively). Guarantees primarily relate to bank accounts and indebtedness. The stand-by letters of credit relate to workers’ compensation and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

Goodwill and Indefinite-Lived Intangible Asset Impairment

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform goodwill and indefinite-lived intangible asset impairment reviews, at least annually, using a fair value-based approach. The majority of our goodwill and indefinite-lived intangible assets result from our acquisitions of Right Management, Elan, and Jefferson Wells.

As part of our impairment reviews, we estimate fair value primarily by using a discounted cash flow analysis and, for certain larger reporting units, we may also consider market comparables. Significant assumptions used in this analysis include: expected future revenue growth rates, OUP margins, and working capital levels; a discount rate; and a terminal value multiple.

We have completed our annual impairment review for 2006 and determined there to be no impairment of either goodwill or indefinite-lived intangible assets. We plan to perform our next annual impairment review during the third quarter of 2007.

We may be required to perform an impairment review prior to our scheduled annual review if certain events occur, including lower-than-forecasted earnings levels for certain reporting units. In addition, changes to other assumptions could significantly impact our estimate of the fair value of our reporting units. Such a change may result in a goodwill impairment charge, which could have a significant impact on the reportable segments that include the related reporting units and our consolidated financial statements.

Recently Issued Accounting Standards

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” (“SFAS 123R”) using the modified prospective method. The modified prospective method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. (See Note 3 for further information.)

During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect of FIN 48 on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us in 2008. We are currently assessing the impact of the adoption of this statement.

During September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”). SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (our “Plans”) as an asset or liability in our consolidated balance sheets, with changes in the funded status recognized through comprehensive income in the year in which they occur. We estimate the impact of adopting SFAS 158 to be approximately $5.0, million using current exchange rates, which will result in a reduction in Shareholder’s Equity on our consolidated balance sheet as of December 31, 2006. SFAS 158 will also require expanded disclosures in our notes to consolidated financial statements, but will have no impact on our consolidated statements of operations or cash flows for the year ending December 31, 2006. SFAS 158 also requires us to measure the funded status of our Plans as of the balance sheet date, rather than as of an earlier measurement date, by 2008. We do not expect the impact of the change in measurement date to have a material impact on our consolidated financial statements.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2005 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing, except for the issuance of our €200.0 million notes in June 2006, and the repayment of our €200.0 million notes in July 2006, all of which have been previously identified. Our €200.0 million notes issued in June 2006 have been designated, as of July 26, 2006, as a hedge of our net investment in subsidiaries with the Euro-functional currency.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In October 2005, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $250.0 million. The authorization permitted share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under this authorization during the third quarter of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate number of shares that may yet be purchased
July 1 - 31, 2006	661,600	$59.12	661,600	2,068,100
August 1 - 31, 2006	1,340,700	57.94	1,340,700	727,400	(1)
September 1 - 30, 2006	—	—	—	—

(1)	The total purchase price for the shares repurchased was $250.0 million, therefore no additional shares can be repurchased under the 2005 authorization.

On October 31, 2006, the Board of Directors authorized the repurchase of an additional 5 million shares of our common stock, not to exceed a total purchase price of $325.0 million. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2006:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)	consultation regarding appropriate handling of items on tax returns, required disclosures, elections and filing positions available to us;

(c)	assistance with tax audits and examinations, including providing technical advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, U.S. treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(d)	advice and assistance with respect to transfer pricing matters, including the preparation of reports used by us to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions;

(e)	advice regarding tax issues relating to our internal reorganizations;

(f)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(g)	reviews of the quarterly financial statements;

(h)	consultation regarding current, proposed and newly adopted accounting pronouncements;

(i)	audit of a foreign employee pension plan;

(j)	assistance with a review at a foreign subsidiary; and

(k)	verification of a government subsidy application.

Item 6 – Exhibits

10.1	Settlement Agreement dated July 28, 2006 between Manpower France SAS and Jean-Pierre Lemonnier.

10.2	Change of Control Severance Agreement dated September 6, 2006 between Manpower Inc. and Owen Sullivan, incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated September 6, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC. (Registrant)

Date: November 2, 2006	/s/ Michael J. Van Handel
Michael J. Van Handel Executive Vice President, Chief Financial Officer, and Secretary (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Settlement Agreement dated July 28, 2006 between Manpower France SAS and Jean-Pierre Lemonnier.

10.2	Change of Control Severance Agreement dated September 6, 2006 between Manpower Inc. and Owen Sullivan, incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated September 6, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.