Form 10-K
period 2006-12-31
MANPOWER INC /WI/
filed 2007-02-28
CIK 871763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $5,597,378,112 as of June 30, 2006. As of February 14, 2007, there were 85,160,989 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2006. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007.

PART I

The terms “Manpower,” “we,” “our,” “us,” or “the Company” refer to Manpower Inc. or Manpower Inc. and its consolidated subsidiaries, as appropriate in the context.

Item 1.	Business

Introduction and History

Manpower Inc. is a world leader in the employment services industry. Our global network of nearly 4,400 offices in 73 countries and territories allows us to meet the needs of our clients in all industry segments, whether they are global, multinational or local companies. By offering a complete range of services, we can help any company – no matter where they are in their business evolution – raise productivity through improved strategy, quality, efficiency and cost reduction across their total workforce.

Manpower Inc.’s five major brands – Manpower, Manpower Professional, Elan, Jefferson Wells and Right Management – provide a comprehensive range of services for the entire employment and business cycle including:

•	Permanent, temporary and contract recruitment – We find the best people for all types of jobs and industries at both the staff and professional levels.

•

Employee assessment and selection – We provide a wide array of assessments to validate candidate skills and ensure a good fit between the client and the employee, which leads to higher employee retention rates.

•

Training – We offer a wide choice of training and development solutions that help our employees, associates, and clients’ workforces to improve their skills and gain qualifications that will help them to succeed in the ever-changing world of work.

•

Outplacement – We are the world’s largest outplacement firm, helping our clients better manage the human side of change by providing a positive way for employees who no longer fit the organization to transition out, obtain additional skills and find new employment elsewhere.

•

Outsourcing – We are one of the largest providers of recruitment process outsourcing in the employment services industry, enabling our clients to outsource the entire recruitment process for permanent and contingent staff to us, so they can focus on other areas of human resources.

•

Consulting – We are a leading global provider of integrated consulting solutions across the employment lifecycle. Through our Right Management subsidiary, we help clients maximize the return on their human capital investments while assisting individuals to achieve their full potential. We help clients: attract and assess top talent; develop and grow leaders; and engage and align people with strategy.

This comprehensive but balanced business mix allows us to mitigate the cyclical effects of the national economies in which we operate.

Our leadership position also allows us to be a center for quality employment opportunities for people at all points in their career paths. In 2006, we employed 4.4 million associates who work to help our more than 400,000 clients meet their business objectives. Seasoned professionals, laborers, mothers returning to work, elderly persons wanting to supplement pensions and disabled individuals – all turn to Manpower and Manpower Professional for employment. Similarly, governments of the nations in which we operate look to us to help reduce unemployment and train the unemployed with skills they need to enter the workforce. In this way, our company is a bridge to permanent employment for those who desire it.

We, and our predecessors, have been in business since 1948, with shares listed on the New York Stock Exchange since 1967.

Our Internet address is www.manpower.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our Internet website:

•	our articles of incorporation

•	our bylaws

•	our Manpower Code of Business Conduct and Ethics

•	our Corporate Governance Guidelines

•	the charters of the Audit, Executive Compensation and Nominating and Governance Committees of the Board of Directors

•	our guidelines for selecting board candidates

•	our categorical standards for relationships deemed not to impair independence of non-employee directors, and

•	our policy on services provided by independent auditors.

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

Our Operations

United States

In the United States, our operations under the Manpower and Manpower Professional brands are carried out through both branch and franchise offices. We had 540 branch and 319 stand-alone franchise offices in the United States as of December 31, 2006. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the United States regardless of whether an office is a branch or franchise. We provide client invoicing and payroll processing of our contingent workers for all branch offices and some of our franchise offices through our Milwaukee headquarters.

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

In the United States, our Manpower operations provide a variety of employment services, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2006, approximately 31% of our United States temporary and contract recruitment revenues were derived from placing office staff, including contact center staff, 61% from placing industrial staff and 8% from placing professional and technical staff.

We also conduct business in the United States under our Jefferson Wells and Right Management brands. These operations are discussed further in the following sections.

France

We are a leading employment service provider in France. We conduct our operations in France and the surrounding region through 1,056 branch offices under the name of Manpower and 82 branch offices under the name Supplay.

The employment services market in France is predominately focused on temporary recruitment for industrial positions. In 2006, we derived approximately 66% of our temporary recruitment revenues in France from the supply of industrial staff, 18% from the supply of construction workers and 16% from the supply of office staff.

As a result of a law change, companies that provide temporary recruitment services were allowed to offer permanent recruitment services beginning January 1, 2005. We expect these services will have a long-term benefit to our French business, but they did not have a significant impact on our 2006 results due to the investments required to grow this service line.

We also conduct business in France under our Jefferson Wells and Right Management brands. These operations are discussed further in the following sections.

Europe, Middle East and Africa (excluding France), or EMEA

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe, the Middle East and Africa. Our largest operations are in Germany, Italy, the Netherlands, Norway, Spain, Sweden, and the United Kingdom. Collectively, we operate through 1,531 branch offices and 55 franchise offices in this region. Our franchise offices are primarily located in Switzerland, where we own 49% of the franchise.

Manpower UK, the largest operation in the EMEA segment comprising 15% of EMEA revenues, is a leading provider of employment services in the United Kingdom. As of December 31, 2006, Manpower UK conducted operations in the United Kingdom through a network of 119 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2006, approximately 64% of Manpower UK’s temporary recruitment revenues were derived from the supply of office staff, including contact center staff, 17% from the supply of industrial staff and 19% from the supply of technical staff.

We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 139 branch offices, separate from the Manpower and Manpower Professional brands in the United Kingdom. Its core business is secretarial, office and light industrial recruitment, with niche operations in accountancy, finance and social care recruitment. Brook Street operates as a local network of branches supported by a national head office and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

Also included in our EMEA operations is Elan, which is a leading IT and technical recruitment firm. In addition to IT and technical recruitment, Elan provides managed service solutions to clients, which enable them to recruit personnel efficiently and achieve ongoing cost savings. Elan provides services in 15 countries, with the largest operations in the United Kingdom.

During 2006 for our EMEA operations, approximately 29% of temporary and contract recruitment revenues were derived from placing office staff, 39% from placing industrial staff and 32% from placing professional and technical staff.

We also conduct business in EMEA under our Jefferson Wells and Right Management brands. These operations are discussed further in the following sections.

Jefferson Wells

Jefferson Wells provides highly skilled project professionals along four primary solution areas – internal controls, tax, technology risk management, and finance and accounting. The company serves clients, including more than half the Fortune 500, through highly experienced, salaried professionals working from offices across North America and Europe. Jefferson Wells’ unique business model and flat organizational structure make it a high-value alternative to public accounting firms and other consulting groups. The company employs only seasoned professionals with public accounting and industry experience and fees charged to clients are typically more reasonable than those charged by the public accounting and consulting firms. In most cases, because the professionals sent to clients are local, travel and lodging expenses are nominal or non-existent. Since specialists are located throughout our office network, experts are nearby for clients. Services are currently provided through 54 offices, which include major United States metropolitan markets, as well as international offices in Toronto, London, Amsterdam, Milan, Frankfurt and Paris.

Right Management

Right Management is a leading global provider of outplacement and consulting services operating from 215 offices in 35 countries across the Americas, Europe and Asia-Pacific.

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

Other Operations

We operate under the Manpower and Manpower Professional brands through 490 branch offices and 23 franchise offices in the other markets of the world. The largest of these operations are located in Australia, Japan, and Mexico, all of which operate through branch offices, and Canada, which operates through branch and franchise offices. Other operations are located throughout Central and South America and Asia, which operate through branch and franchise offices. In most of these countries, we primarily supply contingent workers to the office, industrial, and technical markets, which were 57%, 26%, and 17% of temporary and contract recruitment revenues, respectively.

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

Although employment services firms compete in a local market, for administrative purposes, the largest clients demand national, and increasingly global, arrangements. A large national or multi-national client will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to its local managers. As a result, firms with a large network of offices compete most effectively for this business. National and multi-national arrangements, which generally have agreed-upon pricing or mark-up on services performed, represented approximately 47% of our sales in 2006.

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

We have developed the Training and Development Center, or TDC, an on-line university for our employees and associates. The TDC provides skills training, assessment and other career-related services and allows students to select from more than 1,500 courses in the areas of IT and business-related skills. For example, training is available to prepare workers for positions in contact centers, banks and other organizations where transaction processing skills are required, and to improve general office skills such as spelling, punctuation and keyboard skills. This training can also enable students in any profession, including factory workers, to further their skills, thus be better able to be employed and at a higher rate. This training is available in a number of different languages, including U.S. English, U.K. English, French, German, Spanish (Universal), Japanese, Italian, Portuguese (Brazilian), Chinese (Traditional), Chinese (Simple) and Canadian French.

Permanent Recruitment Market

In addition to temporary and contract recruitment, Manpower offers its clients recruitment services for permanent staff. Today, Manpower has over 2,700 full-time recruiters helping our clients find people with the right skills for their business requirements. Our permanent recruitment recruiters help clients acquire the most relevant information about candidates for a fraction of the time and investment required to create a comparable in-house hiring program. Our permanent placement services include resume management, applicant pre-screening and testing, interviewing, and online training. Our competitors in the permanent recruitment market are often the same as those in the temporary and contract recruitment market, with other smaller national agencies also in the mix.

Outplacement and Human Resource Consulting Services Market

The market for outplacement and Human Resource consulting services is highly competitive. In the market for services required by global clients, there are several barriers to entry, such as the global coverage, specialized local knowledge and technology required to provide outstanding services to corporations on a global scale.

Our competitors in the outplacement market include outplacement services firms such as Drake Beam Morin, Lee Hecht Harrison (owned by Adecco); and career service divisions of global employment services firms. Additionally, there are regional firms and numerous smaller boutiques operating in either limited geographic markets or providing limited services. Our competitors in the HR Consulting space include major firms that compete in serving the large employer worldwide, such as Mercer Delta, Towers Perrin, Watson Wyatt, DDI and Hewitt Associates; boutique firms comprised primarily of professionals formerly associated with the firms mentioned above; and newer to this market, some of the human resource IT firms that are starting to compete in the HR space (e.g. Kenexa). While public accounting and consulting firms such as PricewaterhouseCoopers and Deloitte & Touche have been competitors in the past, these firms represent less direct competition due to a reduction in their consulting businesses as a result of the Sarbanes-Oxley Act legislation.

Companies choose to provide outplacement services for several reasons. First, as the competition for attracting and retaining qualified employees increases, companies are increasingly attempting to distinguish themselves in the marketplace as attractive employers. Consequently, more companies are providing outplacement services as part of a comprehensive benefits package that provide for the well being of employees – not only during their period of employment, but also after their employment ceases. Additionally, when companies complete layoffs, many believe that providing outplacement services projects a positive corporate image and improves morale among the remaining employees. Finally, companies may provide outplacement services to reduce costs by preparing and assisting separated employees to find new employment, thereby diminishing employment-related litigation.

Companies choose Right Management for the high-tech, high-touch approach of Right’s outplacement services and the flexibility of our solutions to meet specific organizational and candidate needs. Our technology solutions are integral to our outplacement services. We have made significant investments in technology to augment our core services with online, twenty-four hours a day, seven days a week access and support. These solutions include: RightTrack SM, Right-from-Home ®, Right Connection ®, Right FasTrack SM , and Right Access SM along with Job Banks and Resume Banks.

Companies augment their internal human resources professional staff with external consultants for many reasons. First, the growing importance and complexity of employee issues is creating an unprecedented theoretical and technical service expectation on human resources departments. Additionally, human resources departments have continued pressure to contain costs without minimizing the resources available to managers. Finally, companies increasingly choose to outsource non-core functions that can be addressed more effectively by outside professionals. These organizations look to Right for thought leadership and best practices on attracting and assessing organizational talent, leadership development and engaging and aligning the workforce.

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

In many markets, the existence or absence of collective bargaining agreements with labor organizations has a significant impact on our operations and the ability of clients to use our services. In some markets, labor agreements are structured on an industry-wide, rather than company-by-company, basis. Changes in these collective bargaining agreements have occurred in the past and are expected to occur in the future and may have a material impact on the operations of employment services firms, including us.

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

Also see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legal Regulations.”

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

Employees

We had approximately 30,000 full-time equivalent employees as of December 31, 2006. In addition, we estimate that we recruit on behalf of our clients approximately four million permanent, temporary and contract workers on a worldwide basis each year.

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

Financial Information about Foreign and Domestic Operations

Note 15 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2006, 2005, and 2004. Such note is found in our 2006 Annual Report to Shareholders and is incorporated herein by reference.

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

The worldwide employment services market is highly competitive with limited barriers to entry, and in recent years has been undergoing significant consolidation. We compete in markets throughout North America, South America, Europe, Australia and Asia with full-service and specialized employment services agencies. Several of our competitors, including Adecco S.A., Vedior N.V., Randstad Holding N.V. and Kelly Services, Inc., have very substantial marketing and financial resources. Price competition in the staffing industry is intense and pricing pressures from competitors and customers are increasing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or our profitability.

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

In many jurisdictions in which we operate, such as France and Germany, the employment services industry is heavily regulated. For example, governmental regulations in Germany restrict the length of contracts and the industries in which our associates may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of our associates. For example, our associates in France are entitled to a 10% allowance for the uncertain duration of employment, which is eliminated if a full-time position is offered to them within three days. The countries in which we operate may, among other things:

•	create additional regulations that prohibit or restrict the types of employment services that we currently provide;

•	require new or additional benefits be paid to our associates;

•	require us to obtain additional licensing to provide employment services; or

•	increase taxes, such as sales or value-added taxes, payable by the providers of temporary and contract recruitment centers.

Any future regulations may have a material adverse effect on our financial condition, results of operations and liquidity because they may make it more difficult or expensive for us to continue to provide employment services.

Our acquisition strategy may have a material adverse effect on our business due to unexpected or underestimated costs.

We have completed a number of acquisitions. For example, we acquired Elan in 2000 for a total purchase price of $146.2 million, and we acquired Jefferson Wells in 2001 for a purchase price of $174.0 million. We acquired and invested in other companies during 2002 for a total consideration of $55.4 million, $33.5 million of which was paid in cash. In 2003, we acquired and invested in other companies for a total consideration of $6.7 million.

In January 2004, we acquired Right management by means of an exchange offer for all of Right Management’s outstanding common stock. The purchase price for this acquisition was $630.6 million, the majority of which represents the fair value of shares exchanged and stock options.

We have also acquired and invested in other companies, none of which were individually significant. In 2006 and 2005, total consideration for all acquisitions was $13.0 million and $12.9 million, respectively.

We may make additional acquisitions in the future. Our acquisitions strategy involves significant risks, including:

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

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of our associates;

•	claims by our associates of discrimination or harassment directed at them, including claims relating to actions of our clients;

•	claims related to the employment of illegal aliens or unlicensed personnel;

•	payment of workers’ compensation claims and other similar claims;

•	violations of wage and hour requirements;

•	retroactive entitlement to employee benefits;

•	errors and omissions of our associates, particularly in the case of professionals, such as accountants; and

•	claims by our clients relating to our associates’ misuse of clients’ proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

We may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team and costly and could have a negative impact on our business. We cannot assure you that we will not experience these problems in the future.

We cannot assure you that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our results of operations, financial position and cash flows. We also cannot assure you that we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all.

If we lose our key personnel, then our business may suffer.

Our operations are dependent on the continued efforts of our officers and executive management. In addition, we are dependent on the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of management who have acquired significant experience in operating an employment services company on an international level may cause a significant disruption to our business. Moreover, the loss of our key managers and field personnel may jeopardize existing client relationships with businesses that continue to use our services based upon past relationships with these local managers and field personnel. The loss of such key personnel could materially adversely affect our operations, because it may result in an inability to establish and maintain client relationships and otherwise operate our business.

Some of our subsidiaries might have significant clients, which if lost, could have a material adverse impact on their earnings.

Jefferson Wells is a global professional services provider of internal controls, tax operations and finance operations services, with operations in the United States, Canada and Europe. From time to time, they have significant contracts with certain clients. In the first half of 2006, more than 10% of their revenue came from one client contract, which ended in the fourth quarter of 2006. If we are not able to quickly and efficiently react to these changes in client volumes, this would negatively impact our Jefferson Wells segment and overall profitability for us as a whole.

Foreign currency fluctuations may have a material adverse effect on our operating results.

We conduct our operations in 73 countries and territories and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. Dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2006, approximately 85% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $822.2 million of our outstanding indebtedness as of December 31, 2006 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. Dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This exposure could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future because, among other things, it could cause our reported revenues and profitability to decline or debt levels and interest expense to increase.

As of December 31, 2006, we had $823.2 million of total debt. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

The market price for our common stock has been and may continue to be volatile. For example, during the fiscal year ended December 31, 2006, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $76.77 to a low of $46.14. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

Improper disclosure of employee and client data could result in liability and harm our reputation.

Our business involves the use, storage and transmission of information about our employees, our clients and employees of our clients. We and our third party service providers have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over personal data and other practices we and our third party service providers follow may not prevent the improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

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

Item 3.	Legal Proceedings

We are involved in litigation of a routine nature and various legal matters, which are being defended and handled in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF MANPOWER

(as of February 14, 2007)

Name of Officer	Office

Jeffrey A. Joerres Age 47	Chairman of Manpower since May, 2001, and President and Chief Executive Officer of Manpower since April, 1999. Senior Vice President – European Operations and Marketing and Major Account Development of Manpower from July, 1998 to April 1999. A director of Artisan Funds, Inc. and Johnson Controls, Inc. A director of Manpower for more than five years. An employee of Manpower since July, 1993.

Michael J. Van Handel Age 47	Executive Vice President, Chief Financial Officer and Secretary of Manpower since April, 2002. Senior Vice President, Chief Financial Officer and Secretary of Manpower from August, 1999 to April, 2002. Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Manpower from July, 1998 to August, 1999. An employee of Manpower since May, 1989.

Barbara J. Beck Age 46	Executive Vice President of Manpower, President – Europe, Middle East and Africa since January, 2006. Executive Vice President of Manpower – United States and Canadian Operations from January, 2002 to December, 2005. Independent consultant from August, 2000 to January, 2002. Area Vice President and General Manager of United States – West for Sprint Corporation from February, 1996 to August, 2000. An employee of Manpower since January, 2002.

Yoav Michaely Age 50	Executive Vice President of Manpower – Global Operational Effectiveness since January, 2006. Executive Vice President and Managing Director of Other Europe, Middle East and Africa for Manpower from April, 2002 to December, 2005. Senior Vice President of Manpower and Managing Director – European Region from December, 1999 to April, 2002. An employee of Manpower since 1985.

Jonas Prising Age 42	Executive Vice President of Manpower, President – United States and Canadian Operations since January, 2006. Managing Director of Manpower Italy from July, 2002 to December, 2005. Director of Manpower Global Accounts – EMEA from June, 1999 to June, 2002. Prior to joining Manpower, held multiple international management positions with Electrolux from 1989 to May, 1999. An employee of Manpower since June, 1999.

Owen J. Sullivan Age 49	Executive Vice President of Manpower Inc., and CEO of Right Management and Jefferson Wells since January, 2005. Chief Executive Officer of Jefferson Wells International, Inc. from April, 2003 to January, 2005. Independent consultant from 2002 to 2003. President of the Financial Services Group – Metavante Corporation from 1999 to 2003. An employee of Manpower since April, 2003.

OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, in 2006:

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

In October 2006, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $325.0 million. The authorization permitted share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of December 31, 2006, there have been no share repurchases under this authorization.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate number of shares that may yet be purchased
October 1- 31, 2006	—	$—	—	5,000,000
November 1 - 30, 2006	—	—	—	5,000,000
December 1 - 31, 2006	—	—	—	5,000,000

The remaining information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2006, under the heading “Note 16 - Quarterly Data” (page 63) and “Corporate Information” (page 66) and in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007, under the caption “Equity Compensation Plan Information”, which information is hereby incorporated herein by reference.

Item 6.	Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2006, under the heading “Selected Financial Data” (page 64), which information is hereby incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2006, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (pages 13 to 30), which information is hereby incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2006, under the heading “Significant Matters Affecting Results of Operations” (pages 27 to 30), which information is hereby incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and the notes thereto (pages 34 to 63) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2006, which information is hereby incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 27, 2005, the Audit Committee of the Board of Directors of Manpower Inc. (the “Company”) dismissed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and appointed Deloitte & Touche LLP as the Company’s new independent registered public accounting firm.

PricewaterhouseCoopers LLP’s reports on the Company’s consolidated financial statements for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the year ended December 31, 2004, and the subsequent interim period through July 29, 2005, there were no disagreements between the Company and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PricewaterhouseCoopers LLP’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements of the Company for such years.

None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the years ended December 31, 2004 and 2003 or during the subsequent interim period through July 29, 2005.

The Company has provided PricewaterhouseCoopers LLP with a copy of the foregoing disclosures.

During the year ended December 31, 2004, and the subsequent interim period through July 29, 2005, the Company did not consult with Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting is set forth on page 31 in our Annual Report to Shareholders for the fiscal year ended December 31, 2006 which information is hereby incorporated herein by reference. The Independent Registered Public Accounting Firm’s report with respect to Management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting is included on pages 31 and 32 of our Annual Report to Shareholders for the fiscal year ended December 31, 2006 which information is hereby incorporated herein by reference.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of Manpower” in Part I after Item 4.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)	The board of directors has determined that Edward J. Zore, chairman of the audit committee, is an “audit committee financial expert.” Mr. Zore is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)	Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

(e)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(f)	We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the Code on our Internet website at www.manpower.com.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007, under the caption “Executive and Director Compensation”; under the caption “Executive Compensation Committee Interlocks and Insider Participation”; and under the caption “Report of the Executive Compensation Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007, under the caption “Security Ownership of Certain Beneficial Owners” and under the caption “Security Ownership of Management”; and under the caption “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007, under the caption “Audit Committee Report,” which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Page Number(s) in Annual Report to Shareholders
Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

Reports of Independent Registered Public Accounting Firm	31-33

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	34

Consolidated Balance Sheets as of December 31, 2006 and 2005	35

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	36

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	37

Notes to Consolidated Financial Statements	38-63

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

(c) Exhibits.

3.1	Articles of Incorporation of Manpower Inc. incorporated by reference to Annex C of the Prospectus, which is contained in Amendment No. 1 to Form S-4 (Registration No. 33-38684).

3.2	Amendment of Amended and Restated Articles of Incorporation of Manpower Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

3.3	Amended and Restated By-laws of Manpower Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Fiscal and Paying Agency Agreement between Manpower Inc. and Citibank, N.A. as Fiscal Agent, Principal Paying Agent, Registrar and Transfer Agent and Citibank International PLC as Irish Paying Agent, dated as of June 1, 2005 (including the forms of Rule 144A Global Note and Regulation S Global Note, attached thereto as Exhibits A and B, respectively), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.2	Fiscal and Paying Agency Agreement between Manpower Inc. and Citibank, N.A. as Fiscal Agent, Principal Paying Agent, Registrar and Transfer Agent and Citibank International PLC as Irish Paying Agent, dated as of June 14, 2006 (including the form of Note attached thereto as Schedule 1), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1	Amended and Restated Manpower Inc. Senior Management Performance-Based Deferred Compensation Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. **

10.2(a)	Five-Year Credit Agreement dated as of October 8, 2004 among Manpower Inc., the initial lenders named therein, Citibank N.A., Wachovia Bank, BNP Paribas, Bank One N.A., and The Royal Bank of Scotland, incorporated by reference to the Company’s Current Report on Form 8-K dated October 14, 2004.

10.2(b)	Amendment to Five-Year Credit Agreement dated as of March 14, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.2(c)	Amendment No. 2 to the Credit Agreement dated as of January 10, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.3	Amended and Restated Manpower 1991 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996. **

10.4	Manpower Savings Related Share Option Scheme, incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-38684). **

10.5	Manpower 1990 Employee Stock Purchase Plan (Amended and Restated effective April 26, 2005), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.6	Manpower Retirement Plan, as amended and restated effective as of March 1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989. **

10.7(a)	1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. (Amended and Restated October 29, 2002), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.7(b)	Procedures Governing the Grant of Options to Non-Employee Directors under 1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. dated May 1, 2001, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.8(a)	Manpower Inc. 2002 Corporate Senior Management Incentive Program, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.8(b)	Amendment to Manpower Inc. 2002 Corporate Senior Management Incentive Program dated as of October 29, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.9	Amended and Restated Manpower 1991 Directors Stock Option Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-31021). **

10.11(a)	Employment Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.11(b)	Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.12(a)	Employment Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.12(b)	Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. **

10.13(a)	Description of Bonus Arrangement for Barbara Beck for 2006 incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated February 14, 2006.**

10.13(b)	Assignment Agreement by and among Manpower Inc., Manpower Holdings Limited and Barbara Beck dated as of December 20, 2005, incorporated by reference to the Company’s Current Report on Form 8-K dated December 20, 2005. **

10.14(a)	Description of Bonus Arrangement for Yoav Michaely for 2006 incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated February 14, 2006.**

10.14(b)	Severance Agreement between Manpower Inc. and Yoav Michaely dated as of July 20, 2004, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. **

10.15(a)	Description of Bonus Arrangement for Jean-Pierre Lemonnier for 2006 incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated February 14, 2006. **

10.15(b)	Severance Agreement among Manpower S.A.S., Manpower Inc. and Jean-Pierre Lemonnier dated as of September 1, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. **

10.16(a)	Terms and Conditions Regarding the Grant of Options in Lieu of Cash Directors Fees to Non-Employee Directors Under 2003 Equity Incentive Plan of Manpower Inc., incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. **

10.16(b)	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective January 1, 2006), incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2005. **

10.16(c)	Manpower Inc. Compensation for Non-Employee Directors (Effective January 1, 2006), incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2005. **

10.16(d)	Form of Restricted Stock Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006. **

10.16(c)	Form of Nonstatutory Stock Option Agreement (for CEO/CFO), incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006. **

10.16(f)	Form of Nonstatutory Stock Option Agreement (for Executive Officers, other than CEO/CFO), incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006. **

10.16(g)	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006. **

10.16(h)	Change of Control Severance Agreement between Barbara Beck and Manpower Inc. dated as of May 12, 2006, incorporated by reference to the Company’s Current Report on Form 8-K dated May 11, 2006. **

10.16(i)	Change of Control Severance Agreement between Jonas Prising and Manpower Inc. dated as of May 12, 2006, incorporated by reference to the Company’s Current Report on Form 8-K dated May 11, 2006. **

10.16(j)	Change of Control Severance Agreement between Owen J. Sullivan and Manpower Inc. dated as of September 6, 2006, incorporated by reference to the Company’s Current Report on From 8-K dated September 6, 2006. **

10.16(k)	Settlement Agreement between Manpower France S.A.S. and Jean-Pierre Lemonnier dated July 28, 2006, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. **

10.16(l)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective October 31, 2006), incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006. **

10.16(m)	Form of Indemnification Agreement, incorporated by refernce to the Company’s Current Report on Form 8-K dated October 31, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2006 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

14	Manpower Inc. Code of Business Conduct and Ethics (Amended and Restated Effective December 9, 2003) incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of Manpower Inc.

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of PricewaterhouseCoopers LLP

23.3	Letter of PricewaterhouseCoopers LLP regarding change of certifying accountant, incorporated by reference to the Company’s Current Report on Form 8-K dated July 27, 2005.

24	Powers of Attorney.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWER INC.

By:	/s/ Jeffrey A. Joerres
Jeffrey A. Joerres
Chairman, President and Chief Executive Officer

Date:	February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey A. Joerres Jeffrey A. Joerres	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 28, 2007

/s/ Michael J. Van Handel Michael J. Van Handel	Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 28, 2007

Directors: J. Thomas Bouchard, Marc J. Bolland, Stephanie A. Burns, Willie D. Davis, Jack M. Greenberg, Terry A. Hueneke, Rozanne L. Ridgway, Dennis Stevenson, John R. Walter and Edward J. Zore

February 28, 2007

By:	/s/ Michael J. Van Handel
Michael J. Van Handel
Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Manpower Inc.:

We have audited the consolidated financial statements of Manpower Inc. and subsidiaries (the “Company”) as of and for the years ended December 31, 2006 and 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 20, 2007 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, on January 1, 2006, as described in Note 3); such consolidated financial statements and reports are included in the 2006 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Milwaukee, Wisconsin

February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Manpower Inc.:

Our audit of the consolidated financial statements referred to in our report dated February 16, 2005, except as to Notes 1, 2, and 15 which are as of February 9, 2007, appearing in the 2006 Annual Report to Shareholders of Manpower Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 16, 2005, except as to Notes 1, 2 and 15 which are as of February 9, 2007

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006, 2005 and 2004, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write- Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2006	$86.5	27.4	(14.1)	9.7	0.4	$109.9
2005	$91.4	22.9	(18.3)	(9.2)	0.4	$86.5
2004	$79.1	27.3	(21.9)	6.9	—	$91.4