Form 10-Q
period 2007-03-31
MANPOWER INC /WI/
filed 2007-05-04
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

March 31, 2007

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

    Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 2, 2007
Common Stock, $.01 par value	84,530,111

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	March 31, 2007	December 31, 2006
CURRENT ASSETS:

Cash and cash equivalents	$727.3	$687.9
Accounts receivable, less allowance for doubtful accounts of $112.4 and $109.9, respectively	3,775.2	3,837.2
Prepaid expenses and other assets	118.4	90.5
Future income tax benefits	67.3	66.4

Total current assets	4,688.2	4,682.0

OTHER ASSETS:

Goodwill	987.9	972.6
Intangible assets, less accumulated amortization of $44.9 and $41.6, respectively	317.8	321.0
Other assets	364.4	336.4

Total other assets	1,670.1	1,630.0

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment	712.5	693.2
Less: accumulated depreciation and amortization	511.1	491.1

Net property and equipment	201.4	202.1

Total assets	$6,559.7	$6,514.1

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2007	December 31, 2006
CURRENT LIABILITIES:

Accounts payable	$939.2	$889.9
Employee compensation payable	150.2	180.7
Accrued liabilities	554.4	562.1
Accrued payroll taxes and insurance	652.2	699.9
Value added taxes payable	510.7	517.0
Short-term borrowings and current maturities of long-term debt	36.1	32.0

Total current liabilities	2,842.8	2,881.6

OTHER LIABILITIES:

Long-term debt	800.5	791.2
Other long-term liabilities	416.1	367.1

Total other liabilities	1,216.6	1,158.3

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 103,083,934 and 102,606,425 shares, respectively	1.0	1.0
Capital in excess of par value	2,446.7	2,420.7
Retained earnings	672.2	617.0
Accumulated other comprehensive income	136.2	120.6
Treasury stock at cost, 18,452,900 and 17,536,421 shares, respectively	(755.8)	(685.1)

Total shareholders’ equity	2,500.3	2,474.2

Total liabilities and shareholders’ equity	$6,559.7	$6,514.1

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended March 31,
	2007	2006
Revenues from services	$4,535.6	$3,877.2

Cost of services	3,735.6	3,184.0

Gross profit	800.0	693.2

Selling and administrative expenses	696.7	632.9

Operating profit	103.3	60.3

Interest and other expenses	9.6	13.0

Earnings before income taxes and discontinued operations	93.7	47.3

Provision for income taxes	34.2	17.8

Net earnings from continuing operations	59.5	29.5

Income from discontinued operations, net of income taxes	—	23.1

Net earnings	$59.5	$52.6

Net earnings per share – basic:
Continuing operations	$0.70	$0.34
Discontinued operations	—	0.26

Total	$0.70	$0.60

Net earnings per share – diluted
Continuing operations	$0.69	$0.33
Discontinued operations	—	0.26

Total	$0.69	$0.59

Weighted average shares – basic	84.9	87.4

Weighted average shares – diluted	86.5	88.7

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	3 Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$59.5	$52.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of business	—	(29.3)
Depreciation and amortization	21.5	21.8
Deferred income taxes	15.7	(10.0)
Provision for doubtful accounts	5.1	6.1
Share-based compensation	5.7	4.6
Excess tax benefit on exercise of stock options	(2.3)	(2.7)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	88.2	76.9
Other assets	(33.4)	(19.5)
Other liabilities	(57.2)	(26.0)

Cash provided by operating activities	102.8	74.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16.8)	(15.2)
Acquisitions of businesses, net of cash acquired	(5.0)	(7.2)
Proceeds from sale of business	—	29.6
Proceeds from sale of an equity interest	—	8.8
Proceeds from the sale of property and equipment	1.6	2.2

Cash (used) provided by investing activities	(20.2)	18.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	4.2	3.6
Proceeds from long-term debt	0.2	0.7
Payments of long-term debt	(0.6)	(1.1)
Proceeds from stock option and purchase plans	20.0	26.5
Excess tax benefit on exercise of stock options	2.3	2.7
Repurchases of common stock	(72.7)	(33.0)

Cash used by financing activities	(46.6)	(0.6)

Effect of exchange rate changes on cash	3.4	7.5

Change in cash and cash equivalents	39.4	99.6

Cash and cash equivalents, beginning of year	687.9	454.9

Cash and cash equivalents, end of period	$727.3	$554.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4.5	$3.7

Income taxes paid	$32.4	$9.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2007 and 2006

(in millions, except share and per share data)

(1) Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our 2006 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

(2) New Accounting Standards

During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We adopted FIN 48 as of January 1, 2007. See Note 5 to the financial statements for further information.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Subsequently, in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Both SFAS 157 and SFAS 159 are effective for us in 2008. We are currently assessing the impact of the adoption of these statements.

(3) Stock Compensation Plans

During the three months ended March 31, 2007 and 2006, we recognized expense of approximately $5.7 and $4.6, respectively, in share-based compensation expense related to grants of stock options, deferred stock, restricted stock, and performance share units, and issuances of stock related to our employee stock purchase plan. Cash received from stock option exercises was $20.0 and $26.5 for the three months ended March 31, 2007 and 2006, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient in Selling and Administrative Expenses.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares underlying grants to all employees and the weighted-average fair value per share during the first quarter of 2007 and 2006 are presented in the table below:

	3 Months Ended March 31,
	2007		2006
	Shares Granted (thousands)	Wtd.-Avg. Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Share Fair Value
Stock Options	810	$22.20	958	$16.26
Deferred Stock Units	12	74.87	18	51.18
Restricted Stock	16	76.15	53	52.08
Performance Share Units	106	76.30	121	53.00

Total Shares Granted	946	29.80	1,150	22.32

(4) Acquisitions, Discontinued Operations, and Reorganization Costs

Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions in the first quarter was $5.0 and $7.2 for 2007 and 2006, respectively.

In connection with the acquisition of Right Management in 2004, we established reserves totaling $24.5 for severance and other office lease closure costs related to streamlining Right Management’s worldwide operations. As of March 31, 2007, $22.7 has been paid from these reserves, of which $0.7 was paid during the three months ended March 31, 2007. The remaining $1.8, which primarily represents future operating lease costs, will be paid by the end of 2008.

Discontinued Operations

In January 2006, we sold a non-core payroll processing business in Sweden. The cash proceeds from this sale of $29.6 were received in 2006. In addition, in December 2006, we sold a non-core facilities management services business in the Nordics, and recorded a net loss of $1.7 on the disposal of one of our Right Management subsidiaries. We have recorded the results of these operations as discontinued operations. Summarized financial information for the discontinued operations is as follows:

3 Months Ended March 31, 2006
Revenues from services	$52.7
Cost of services and Selling and administrative expenses	53.4
Loss before income taxes	(0.7)
Credit for income taxes	0.1
Net gain on sale of business, net of income taxes of $5.6	23.7

Income from discontinued operations, net of income taxes	$23.1

The presentation for discontinued operations conforms to the presentation disclosed in our 2006 annual report. Prior year results have been restated to conform to the current year presentation.

Reorganization Costs

In the first quarter of 2006, we recorded expenses totaling $9.5 in the U.K. and $1.2 at Right Management for severance and other office closure costs related to reorganizations at these entities. Of the $9.5 in the U.K., $5.9 has been paid as of March 31, 2007, of which $0.5 was paid during the three months ended March 31, 2007. We expect a majority of the remaining $3.6 will be paid in 2007. All of the reorganization costs at Right Management were paid during the three months ended March 31, 2006. In the fourth quarter of 2006, we recorded expenses totaling $6.9 at Right Management for severance costs. As of March 31, 2007, $1.9 has been paid, of which $1.6 was paid during the three months ended March 31, 2007. We expect a majority of the remaining $5.0 will be paid in 2007.

In 2005, we recorded total expenses of $15.3 in France for severance costs related to a reorganization. As of March 31, 2007, $10.1 has been paid from the France reserve, $1.5 of which was paid during the three months ended March 31, 2007. We expect a majority of the remaining $5.2 will be paid in 2007.

(5) Income Taxes

We adopted the provisions of FIN 48 as of January 1, 2007. As a result, we recognized a $4.3 increase in the net liability for unrecognized tax benefits, which was accounted for as an adjustment to retained earnings at January 1, 2007. As of the date of adoption, we had gross unrecognized tax benefits of $67.0 on our consolidated balance sheet and related tax benefits of $24.5. The net amount of $42.5 would favorably affect the effective tax rate if recognized. We do not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2002 through 2006 for our major operations in the U.S., France, U.K., Italy and Japan. As of January 1, 2007, we were under audit in France and the U.K, and are currently under audit in France, U.K., U.S., and Spain. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter ended March 31, 2007.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The combined amount of accrued interest and penalties as of January 1, 2007 was $6.2 and is included in the net unrecognized tax benefit above. There were no significant changes during the quarter ended March 31, 2007.

We provided for income taxes from continuing operations during the first quarter of 2007 at a rate of 36.5% based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of U.S. state income taxes and other permanent items. This rate is lower than the annual effective tax rate for 2006, and the rate for first quarter 2006 due to certain discrete items recorded in the first and fourth quarters of 2006, including reorganization charges and costs related to our global cost reduction initiative.

(6) Earnings Per Share

The calculation of Net Earnings Per Share – Basic is as follows:

	3 Months Ended March 31,
	2007	2006
Net Earnings from continuing operations	$59.5	$29.5
Income from discontinued operations, net of taxes	—	23.1

Net earnings available to common shareholders	$59.5	$52.6
Weighted-average common shares outstanding (in millions)	84.9	87.4
Net earnings per share from continuing operations – basic	$0.70	$0.34
Net earnings per share from discontinued operations – basic	—	0.26

Total	$0.70	$0.60

The calculation of Net Earnings Per Share – Diluted is as follows:

	3 Months Ended March 31,
	2007	2006
Net Earnings from continuing operations	$59.5	$29.5
Income from discontinued operations, net of taxes	—	23.1

Net earnings available to common shareholders	$59.5	$52.6
Weighted-average common shares outstanding (in millions)	84.9	87.4
Effect of restricted stock grants (in millions)	0.2	0.2
Effect of dilutive securities—stock options (in millions)	1.4	1.1

	86.5	88.7
Net earnings per share from continuing operations – diluted	$0.69	$0.33
Net earnings per share from discontinued operations – diluted	—	0.26

Total	$0.69	$0.59

The calculation of Net Earnings Per Share – Diluted does not include certain option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were 910,496 options excluded from the calculation for the three months ended March 31, 2007. There were no such options excluded for the three months ended March 31, 2006.

(7) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	3 Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan
	2007	2006	2007	2006
Service cost	$3.3	$2.9	$0.1	$0.1
Interest cost	3.5	3.3	0.3	0.3
Expected return on assets	(3.1)	(2.7)	—	—
Loss (gain)	0.7	1.1	(0.1)	(0.2)

Total benefit cost	$4.4	$4.6	$0.3	$0.2

During the first quarter of 2007, $4.7 of contributions were made to our pension plans and $0.4 of contributions were made to our retiree health care plan. We expect to make total contributions of $19.1 to our pension plans and $1.5 to our retiree health care plan during 2007.

(8) Shareholders’ Equity

The components of Comprehensive Income, net of tax, are as follows:

	3 Months Ended March 31,
	2007	2006
Net earnings	$59.5	$52.6
Other comprehensive income:
Foreign currency translation gain	11.7	5.2
Unrealized gain on investments	1.0	1.1
Unrealized gain on derivatives	0.5	1.7
Defined benefit pension plans	0.5	—
Retiree health care plan	1.9	—

Comprehensive income	$75.1	$60.6

The components of Accumulated Other Comprehensive Income, net of tax, are as follows:

	March 31, 2007	December 31, 2006

Foreign currency translation gain	$159.3	$147.6
Unrealized gain on investments	9.9	8.9
Unrealized loss on derivatives	(4.3)	(4.8)
Defined benefit pension plans	(33.5)	(34.0)
Retiree health care plan	4.8	2.9

Accumulated other comprehensive income	$136.2	$120.6

During the first quarter of 2007, we repurchased 991,900 shares at a total cost of $72.7. There are 4.0 million shares remaining available for repurchase under our existing authorization, not to exceed a total price of approximately $252.3. During the first quarter of 2006, we repurchased 612,600 shares at a total cost of $33.0 under the 2005 authorization.

On May 2, 2007, the Board of Directors declared a cash dividend of $0.32 per share, which is payable on June 14, 2007 to shareholders of record on June 5, 2007.

(9) Interest and Other Expenses

Interest and Other Expenses consists of the following:

	3 Months Ended March 31,
	2007	2006
Interest expense	$14.2	$11.6
Interest income	(7.2)	(3.3)
Foreign exchange losses	0.1	0.9
Miscellaneous expenses, net	2.5	3.8

Interest and other expenses	$9.6	$13.0

(10) Segment Data

	3 Months Ended March 31,
	2007	2006
Revenues from Services:
United States (a)	$483.6	$510.3
France	1,493.0	1,240.5
Other EMEA (b)	1,476.4	1,149.8
Italy (b)	304.8	242.4
Jefferson Wells	81.3	95.5
Right Management	93.9	95.3
Other Operations	602.6	543.4

Consolidated (a)	$4,535.6	$3,877.2

Operating Unit Profit:
United States	$11.5	$9.5
France	43.9	30.4
Other EMEA (b)	36.7	13.6
Italy (b)	16.4	9.4
Jefferson Wells	1.0	5.7
Right Management	6.1	4.6
Other Operations	12.8	17.6

	128.4	90.8
Corporate expenses	21.9	27.3
Amortization of intangible assets	3.2	3.2
Interest and other expenses	9.6	13.0

Earnings before income taxes and discontinued operations	$93.7	$47.3

(a)	In the United States, where a majority of our franchises operate, Revenues from Services include fees received from the related franchise offices of $5.3 for the three months ended March 31, 2007 and 2006. These fees are primarily based on revenues generated by the franchise offices, which were $269.1 and $282.3 for the three months ended March 31, 2007 and 2006, respectively.

Our consolidated Revenues from Services include fees received from our franchise offices of $8.4 and $8.0 for the three months ended March 31, 2007 and 2006, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $362.4 and $362.8 for the three months ended March 31, 2007 and 2006, respectively.

(b)	Italy and Other EMEA were previously combined as the EMEA segment. All previously reported results have been revised to conform to the current year presentation.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended March 31, 2007 and 2006

Revenues from Services increased 17.0% to $4,535.6 million for the first quarter of 2007 from the same period in 2006. Revenues were positively impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 9.6%. This growth rate is a result of increased demand for our services in most of our markets, including France, Other EMEA, Italy and Other Operations, where revenues increased 10.4%, 17.0%, 15.3% and 10.6%, respectively, on a constant currency basis. We also saw solid growth in our permanent recruitment business which increased 30.0% on a consolidated basis in constant currency. (See Financial Measures on page 18 for further information on constant currency.)

Gross Profit increased 15.4% to $800.0 million for the first quarter of 2007. In constant currency, Gross Profit increased 8.5%. Gross Profit Margin was 17.6%, a decrease of 0.24% from the first quarter of 2006. The decrease in Gross Profit Margin is primarily a result of a change in the mix of services provided (-0.43%) primarily due to a lower amount of revenues coming from Right Management and Jefferson Wells, where the gross profit margin is generally higher than the company average, and a slight decrease in the temporary recruitment business margin (-0.08%). This decrease is partially offset by an increase in our permanent recruitment business (+0.27%).

Selling and Administrative Expenses increased 10.1% from the first quarter of 2006 to $696.7 million in the first quarter of 2007. These expenses increased 3.9% in constant currency. This increase is primarily in response to the increase in business volumes and reflects investments made in the permanent recruitment business. As a percent of revenues, Selling and Administrative Expenses were 15.4% in the first quarter of 2007 compared to 16.3% in the first quarter of 2006. This decrease reflects a favorable impact of cost control efforts and productivity gains offset by continued investments in certain markets. Included in the first quarter of 2006 were $18.2 million of reorganization charges and global cost reduction project costs.

Operating Profit increased 71.2% for the first quarter of 2007 compared to 2006, with an Operating Profit Margin of 2.3% in 2007 compared to 1.6% in 2006. On a constant currency basis, Operating Profit increased 57.1%, which reflects the favorable impact of cost control efforts and productivity gains, offset by the decrease in Gross Profit Margin.

Interest and Other Expenses were $9.6 million in the first quarter of 2007 compared to $13.0 million for the same period in 2006. Net Interest Expense decreased $1.3 million in the quarter to $7.0 million due primarily to higher interest income. Translation losses in the first quarter of 2007 were $0.1 million compared to $0.9 million in the first quarter of 2006. Miscellaneous Expenses, net, which consists of bank fees and other non-operating income and expenses, was $2.5 million in the first quarter of 2007 compared to $3.8 million in the first quarter of 2006.

We provided for income taxes from continuing operations during the first quarter of 2007 at a rate of 36.5% based on our current estimate of the annual effective tax rate. This rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of U.S. state income taxes and other permanent items. This rate is lower than the annual effective tax rate for 2006, and the rate for first quarter 2006 due to certain discrete items recorded in the first and fourth quarters of 2006, including reorganization charges and costs related to our global cost reduction initiative.

Net Earnings Per Share – Diluted increased 16.9% to $0.69 in the first quarter of 2007 compared to $0.59 in the first quarter of 2006. Net Earnings Per Share From Continuing Operations – Diluted was $0.69 in 2007 compared to $0.33 in 2006. The higher foreign currency exchange rates positively impacted Net Earnings Per Share – Diluted by approximately $0.05 in the first quarter of 2007 compared to 2006. Weighted-Average Shares – Diluted were 86.5 million in the first quarter of 2007, a decline of 2.4% from the first quarter of 2006. This decline is primarily a result of share repurchases in 2006 and the first quarter of 2007.

Segment Operating Results

United States

In the United States, revenues decreased 5.2% for the first quarter of 2007 compared to the first quarter of 2006, due primarily to a decrease in staffing volume as demand for our services declined, partially offset by a 63.3% increase in our permanent recruitment business. While we continue to see year-over-year growth in our professional business, growth rates for all of our services, including placement of light industrial and industrial skilled workers, skilled office workers, and our professional workers, declined from those experienced in the first quarter of 2006.

Gross Profit Margin increased during the first quarter of 2007 compared to the first quarter of 2006 primarily due to an increase in the permanent recruitment business as well as a decrease in state unemployment taxes.

Selling and Administrative Expenses decreased during the first quarter of 2007 compared to 2006 primarily due to a decrease in advertising costs, as February 2006 was the launch of our new brand, partially offset by an increase in personnel costs due to increased headcount.

Operating Unit Profit (“OUP”) Margin in the United States was 2.4% and 1.9% for the first quarter of 2007 and 2006, respectively. This improvement is primarily related to the increased gross profit margin coupled with effective expense management.

France

In France, revenues increased 20.4% (10.4% in constant currency) during the first quarter of 2007 compared to 2006, an increase from the 7.7% growth (in constant currency) reported in the fourth quarter of 2006. This increased growth is the result of increased demand for our services.

Gross Profit Margin in the first quarter of 2007 was equal to the first quarter of 2006 as pricing pressures are beginning to stabilize in the French market.

Selling and Administrative Expenses increased during the first quarter of 2007 compared to the first quarter of 2006 primarily due to investments in the permanent recruitment business. Expenses were well controlled and decreased as a percentage of revenue in the quarter, as we were able to leverage the existing cost base to support the increased revenues without a similar increase in expenses.

During the first quarter of 2007 and 2006, OUP Margin in France was 2.9% and 2.5%, respectively. This improvement reflects the improved productivity and leveraging of Selling and Administrative Expenses.

Other EMEA

Historically, the results of Other EMEA and Italy were combined as the EMEA segment. Italy is now a separate reportable segment and all previously reported results have been revised to conform to the current year presentation.

In Other EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France and Italy), revenues increased 28.4% (17.0% in constant currency) in the first quarter of 2007 compared to the first quarter of 2006. Local currency revenue growth was experienced in most major markets with the highest growth rates reported in the Nordics, Germany, Holland, and Spain. Permanent recruitment revenues increased 29.2% during the quarter as a result of our investments in this business.

Gross Profit Margin increased in the first quarter of 2007 compared to the first quarter of 2006 primarily due to the increase in permanent recruitment revenues and improved pricing discipline in many markets.

Selling and Administrative Expenses increased during the first quarter of 2007 compared to the first quarter of 2006 due to the need to support increased volumes. Expenses as a percent of revenues decreased in the quarter compared to the first quarter of 2006 primarily due to productivity improvements, as Other EMEA has continued to increase permanent placements without a similar increase in branch headcount.

OUP Margin for Other EMEA was 2.5% and 1.2% for the first quarter of 2007 and 2006, respectively. This margin improvement was primarily the result of leveraging our expense base with increased revenue and gross profit levels.

Italy

In Italy, revenues increased 25.7% (15.3% in constant currency) in the first quarter of 2007 compared to the first quarter of 2006, as demand for our services in Italy remained strong. Permanent recruitment revenues increased 55.0% during the first quarter of 2007 compared to the first quarter of 2006.

Gross Profit Margin in the first quarter of 2007 increased compared to the first quarter of 2006 due to the increase in permanent recruitment revenues and improved pricing discipline in the market.

Selling and Administrative Expenses increased during the first quarter of 2007 compared to the first quarter of 2006 primarily due to an increase in personnel costs. However, expenses as a percent of revenue decreased in the quarter compared to the first quarter of 2006 as we were able to leverage the existing cost base to support the increased revenues without a similar increase in expenses.

OUP Margin for Italy was 5.4% and 3.9% for the first quarter of 2007 and 2006, respectively. This margin improvement was primarily the result of leveraging our expense base with increased revenue and gross profit levels.

Jefferson Wells

Revenues for Jefferson Wells in the first quarter of 2007 decreased 14.9% compared to the first quarter of 2006 due primarily to the decline in Sarbanes-Oxley related control services and the completion of two large projects that positively impacted 2006 revenue levels.

The Gross Profit Margin in the first quarter of 2007 declined compared to the first quarter of 2006 due to lower utilization of our professional staff, which resulted in a decrease in revenues without a corresponding decrease in the costs of maintaining our professional staff.

Selling and Administrative Expenses decreased 5.2% during the first quarter compared to the first quarter of 2006 due to lower personnel and office costs. As a percentage of revenue, expenses have increased compared to the first quarter of 2006.

The OUP Margin for Jefferson Wells in the first quarter of 2007 was 1.2% compared to 6.0% in the first quarter of 2006. This decreased margin is primarily the result of lower utilization of professional staff.

Right Management

Revenues for Right Management in the first quarter of 2007 decreased 1.5% (5.5% in constant currency) compared to the first quarter of 2006 (a decrease of 5.5% on a constant currency basis). This decrease in constant currency is the result of lower demand for outplacement services as economies in major markets continue to improve, offset by improving demand for Right’s organizational consulting services.

Gross Profit Margin decreased in the first quarter of 2007 compared to the first quarter of 2006 as a result of changes in the mix of business between outplacement and organizational consulting services.

Selling and Administrative Expenses decreased in the first quarter of 2007 compared to the first quarter of 2006 due to reduced personnel and office expenses, including the $1.2 million reorganization charge recorded in the first quarter of 2006.

OUP Margin for Right Management was 6.5% in the first quarter of 2007 compared to 4.9% in the first quarter of 2006. This increased margin is the result of the improvement in Selling and Administrative Expenses.

Other Operations

Revenues for Other Operations increased 10.9% (10.6% in constant currency) during the first quarter of 2007 compared to 2006. Revenue increases for the first quarter, in constant currency, were experienced in virtually all markets in this segment, including Argentina, Mexico and Japan which experienced revenue growth rates of 29.5%, 8.2% and 4.3%, respectively. India and China also continue to show strong revenue growth. Permanent recruitment revenues increased 19.5% in constant currency as result of investments in this business.

The Gross Profit Margin decreased in the first quarter of 2007 compared to 2006 primarily due to a shift in the mix of business toward those countries and services with lower gross profit margins.

Selling and Administrative Expenses increased 14.5% in the first quarter of 2007 compared to the first quarter of 2006 to support increased revenue levels and as a result of a large advertising campaign in Japan and investments in office openings and the permanent recruitment business in certain markets. Expenses increased as a percent of revenue for the quarter.

The OUP Margin for Other Operations in the first quarter of 2007 was 2.1% compared to 3.2% for the same period in 2006. This decline is primarily due to the decrease in Gross Profit Margin coupled with the increase in Selling and Administrative Expenses.

Financial Measures

Constant Currency Reconciliation

Changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” calculations, which are non-GAAP measures, in this quarterly report to remove the impact of these items. We typically express year-over-year variances that are calculated in constant currency as a percentage.

When we use the term “constant currency,” it means that we have translated financial data for a period into U.S. Dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure to investors, indicating the actual growth of our operations. We utilize constant currency results in our analysis of subsidiary or segment performance. We also use constant currency when analyzing our performance against that of our competitors. Earnings from our subsidiaries are not generally repatriated to the United States, and we typically do not incur significant gains or losses on foreign currency transactions with our subsidiaries. Therefore, changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow or economic condition.

A reconciliation of Constant Currency amounts to certain of our reported results is provided below.

	Three Months Ended March 31, 2007 Compared to 2006
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency
Revenues from Services:
United States	$483.6	(5.2)%	—%	(5.2)%
France	1,493.0	20.4	10.0	10.4
Other EMEA	1,476.4	28.4	11.4	17.0
Italy	304.8	25.7	10.4	15.3
Jefferson Wells	81.3	(14.9)	—	(14.9)
Right Management	93.9	(1.5)	4.0	(5.5)
Other Operations	602.6	10.9	0.3	10.6

Manpower Inc.	$4,535.6	17.0	7.4	9.6

Gross Profit	$800.0	15.4	6.9	8.5

Selling and Administrative Expenses	$696.7	10.1	6.2	3.9

Operating Profit	$103.3	71.2	14.1	57.1

(a)	Represents amounts in millions for the three months ended March 31, 2007.

Liquidity and Capital Resources

Cash provided by operating activities was $102.8 million in the first quarter of 2007 compared to $74.5 million for the first quarter of 2006. This increase is primarily due to the increased operating earnings, offset by increased working capital needs. Cash provided by operating activities before changes in working capital requirements was $105.2 million in the first quarter of 2007 compared to $43.1 million in the first quarter of 2006.

Accounts receivable decreased to $3,775.2 million as of March 31, 2007 from $3,837.2 million as of December 31, 2006. This decrease is due to seasonal fluctuations as the revenue levels in the first quarter are typically lower than the fourth quarter. Changes in foreign currency exchange rates increased the reported amount of accounts receivable. At December 31, 2006 exchange rates, the March 31, 2007 balance would have been approximately $31.3 million lower than reported.

Capital expenditures were $16.8 million in the first quarter of 2007 compared to $15.2 million during the first quarter of 2006. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions in the first quarter of 2007 was $5.0 million compared to $7.2 million in the first quarter of 2006.

In January 2006, we sold a non-core payroll processing business in Sweden. The cash proceeds from this sale of $29.6 million were received in 2006.

In December of 2005, we sold one of our available-for-sale investments for a gain of $2.6 million. Proceeds from this transaction of $8.8 million were received in the first quarter of 2006.

Net debt borrowings in the first quarter of 2007 were $3.8 million compared to $3.2 million in the first quarter of 2006. There were no borrowings outstanding under our Receivables Facility as of March 31, 2007 or December 31, 2006.

As of March 31, 2007, we had borrowings of $133.5 million and letters of credit of $3.7 million outstanding under our $625.0 million revolving credit agreement. There were no borrowings outstanding under our commercial paper program.

Our $625.0 million revolving credit agreement requires, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.26 to 1 and a fixed charge ratio of 3.21 to 1 as of March 31, 2007. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2007.

In addition to the previously mentioned facilities, we maintain separate bank facilities with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2007, such facilities totaled $314.5 million, of which $279.8 million was unused. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $112.7 million could have been made under these lines as of March 31, 2007. Under the $625.0 million revolving credit agreement, total subsidiary borrowings cannot exceed $150.0 million in the first, second and fourth quarters, and $300.0 million in the third quarter of each year.

In October 2006, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total price of $325.0 million. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first quarter of 2007, we repurchased 991,900 shares at a total cost of $72.7 million. There are 4.0 million shares remaining available for repurchase under our existing authorization, not to exceed a total price of approximately $252.3 million. During the first quarter of 2006, we repurchased 612,600 shares at a total cost of $33.0 million under the 2005 authorization.

On May 2, 2007, the Board of Directors declared a cash dividend of $0.32 per share, which is payable on June 14, 2007 to shareholders of record on June 5, 2007.

We have aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,853.7 million as of March 31, 2007 compared to $1,855.3 million as of December 31, 2006.

In the first quarter of 2006, we recorded expenses totaling $9.5 million in the U.K. and $1.2 million at Right Management for severance and other office closure costs related to reorganizations at these entities. Of the $9.5 million in the U.K., $5.9 million has been paid as of March 31, 2007, of which $0.5 million was paid during the three months ended March 31, 2007. We expect a majority of the remaining $3.6 million will be paid in 2007. All of the reorganization costs at Right Management were paid during the three months ended March 31, 2006. In the fourth quarter of 2006, we recorded expenses totaling $6.9 million at Right Management for severance costs. As of March 31, 2007, $1.9 million has been paid, of which $1.6 million was paid during the three months ended March 31, 2007. We expect a majority of the remaining $5.0 million will be paid in 2007.

In 2005, we recorded total expenses of $15.3 million in France for severance costs related to a reorganization. As of March 31, 2007, $10.1 million has been paid from the France reserve, $1.5 million of which was paid during the three months ended March 31, 2007. We expect a majority of the remaining $5.2 million will be paid in 2007.

In connection with the acquisition of Right Management in 2004, we established reserves totaling $24.5 million for severance and other office lease closure costs related to streamlining Right Management’s worldwide operations. As of March 31, 2007, $22.7 million has been paid from these reserves, of which $0.7 million was paid during the three months ended March 31, 2007. The remaining $1.8 million, which primarily represents future operating lease costs, will be paid by the end of 2008.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $114.2 million and $136.5 million as of March 31, 2007 and December 31, 2006, respectively, $56.2 million and $61.6 million for guarantees, respectively, and $58.0 million and $74.9 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases, and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

Recently Issued Accounting Standards

During July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We adopted FIN 48 as of January 1, 2007. See Note 5 to the financial statements for further information.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

Subsequently, in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Both SFAS 157 and SFAS 159 are effective for us in 2008. We are currently assessing the impact of the adoption of these statements.

Employment-Related Items

In April 2007, we received a letter from the Central Agency for Social Security Organisations in France regarding a modification to the calculation of payroll taxes under certain French social programs aimed at encouraging the employment of low-wage workers. This modification reduces the amount of payroll taxes that we are required to remit, and it is retroactive to January 1, 2006. We are currently in the process of determining the impact of this change in calculation, however, we currently estimate a favorable impact in the range of 1% (100 basis points) related to our France operating unit profit margin for 2006 and the first quarter of 2007. We expect to finalize and record the impact of this change in the second quarter of 2007.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information under the heading “Forward-Looking Statements” in our annual report on Form 10-K for the year ended December 31, 2006, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2006 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In October 2006, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $325.0 million. The plan was announced on October 31, 2006. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under this authorization.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1- 31, 2007	50,000	$72.56	50,000	4,950,000
February 1 - 28, 2007	156,800	73.61	156,800	4,793,200
March 1 - 31, 2007	785,100	73.23	785,100	4,008,100	(1)

(1)	Not to exceed a total purchase price of $252.3 million.

Item 4 – Submission of Matters to a Vote of Security Holders

On May 2, 2007, at our Annual Meeting of Shareholders (the “Annual Meeting”) our shareholders voted on proposals to: (1) elect four directors to serve until 2010 as Class II directors; (2) ratify the appointment of Deloitte & Touche LLP as our independent auditors for 2007; (3) approve the Manpower Corporate Senior Management Annual Incentive Plan; and (4) a shareholder proposal regarding implementation of the MacBride Principles in Northern Ireland. In addition, J. Thomas Bouchard, Cari M. Dominguez (who was appointed to the Board of Directors on May 2, 2007), Rozanne L. Ridgway, and Edward J. Zore continued as Class III directors (term expiring 2008). Jeffrey A. Joerres, John R. Walter, and Marc J. Bolland continued as Class I directors (term expiring 2009). Stephanie Burns did not stand for re-election in 2007. The results of the proposals voted upon at the Annual Meeting are as follows:

	For	Against	Withheld	Abstain	Broker Non-Vote
1. a) Election of Gina R. Boswell	73,618,603	—	998,198	—	—

b) Election of Willie D. Davis	73,413,368	—	1,203,433	—	—

c) Election of Jack M. Greenberg	72,378,036	—	2,238,765	—	—

d) Election of Terry A. Hueneke	67,388,527	—	7,228,274	—	—

2. Ratify the appointment of Deloitte & Touche LLP as our independent auditors for 2007	73,662,089	896,014	—	58,698	—

3. Approve the Manpower Corporate Senior Management Annual Incentive Plan	72,067,404	2,459,050	—	90,347	—

4. Shareholder proposal regarding implementation of the MacBride Principles in Northern Ireland	8,918,053	55,906,447	—	5,517,664	—

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2007:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)	consultation regarding appropriate handling of items on tax returns, required disclosures, elections and filing positions available to us;

(c)	assistance with tax audits and examinations, including providing technical advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, U.S. treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(d)	advice and assistance with respect to transfer pricing matters, including the preparation of reports used by us to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions;

(e)	advice regarding tax issues relating to our internal reorganizations;

(f)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(g)	reviews of the our quarterly financial statements;

(h)	consultation regarding current, proposed and newly adopted accounting pronouncements;

(i)	training on U.S. GAAP topics for a foreign subsidiary;

(j)	audit of a foreign employee pension plan;

(k)	advice and assistance related to data privacy risks and audit approach; and

(l)	assessment of the risks and opportunities related to providing sole supplier services for a specific client business for a foreign subsidiary.

Item 6 - Exhibits

10.1	Manpower Inc. Corporate Senior Management Annual Incentive Plan, incorporated by reference to the Proxy Statement for the 2007 Annual Meeting of the Shareholders of Manpower Inc.**

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: May 4, 2007	/s/ Michael J. Van Handel
Michael J. Van Handel Executive Vice President, Chief Financial Officer, and Secretary (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Manpower Inc. Corporate Senior Management Annual Incentive Plan, incorporated by reference to the Proxy Statement for the 2007Annual Meeting of the Shareholders of Manpower Inc.**

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

**	Management contract or compensatory plan or arrangement.