Form 10-Q
period 2007-06-30
MANPOWER INC /WI/
filed 2007-07-31
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 30, 2007
Common Stock, $.01 par value	84,639,702

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	June 30, 2007	December 31, 2006
CURRENT ASSETS:

Cash and cash equivalents	$710.8	$687.9
Accounts receivable, less allowance for doubtful accounts of $113.0 and $109.9, respectively	4,214.9	3,837.2
Prepaid expenses and other assets	134.9	90.5
Future income tax benefits	76.4	66.4

Total current assets	5,137.0	4,682.0

OTHER ASSETS:

Goodwill	1,008.0	972.6
Intangible assets, less accumulated amortization of $48.4 and $41.6, respectively	315.1	321.0
Other assets	329.9	336.4

Total other assets	1,653.0	1,630.0

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment	738.2	693.2
Less: accumulated depreciation and amortization	531.7	491.1

Net property and equipment	206.5	202.1

Total assets	$6,996.5	$6,514.1

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2007	December 31, 2006
CURRENT LIABILITIES:

Accounts payable	$1,005.6	$889.9
Employee compensation payable	192.9	180.7
Accrued liabilities	655.0	562.1
Accrued payroll taxes and insurance	616.6	699.9
Value added taxes payable	573.9	517.0
Short-term borrowings and current maturities of long-term debt	35.8	32.0

Total current liabilities	3,079.8	2,881.6

OTHER LIABILITIES:

Long-term debt	811.9	791.2
Other long-term liabilities	439.2	367.1

Total other liabilities	1,251.1	1,158.3

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 103,343,526 and 102,606,425 shares, respectively	1.0	1.0
Capital in excess of par value	2,464.6	2,420.7
Retained earnings	805.5	617.0
Accumulated other comprehensive income	164.4	120.6
Treasury stock at cost, 18,613,104 and 17,536,421 shares, respectively	(769.9)	(685.1)

Total shareholders’ equity	2,665.6	2,474.2

Total liabilities and shareholders’ equity	$6,996.5	$6,514.1

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
Revenues from services	$5,034.4	$4,384.6	$9,570.0	$8,261.8
Cost of services	4,010.3	3,601.8	7,745.9	6,785.8

Gross profit	1,024.1	782.8	1,824.1	1,476.0
Selling and administrative expenses	747.1	644.7	1,443.8	1,277.6

Operating profit	277.0	138.1	380.3	198.4
Interest and other expenses	7.7	12.5	17.3	25.5

Earnings before income taxes and discontinued operations	269.3	125.6	363.0	172.9
Provision for income taxes	108.9	46.0	143.1	63.8

Net earnings from continuing operations	160.4	79.6	219.9	109.1
Income from discontinued operations, net of income taxes	—	0.8	—	23.9

Net earnings	$160.4	$80.4	$219.9	$133.0

Net earnings per share – basic
Continuing operations	$1.90	$0.91	$2.60	$1.25
Discontinued operations	—	0.01	—	0.27

Total	$1.90	$0.92	$2.60	$1.52

Net earnings per share – diluted
Continuing operations	$1.86	$0.90	$2.54	$1.23
Discontinued operations	—	0.01	—	0.27

Total	$1.86	$0.91	$2.54	$1.50

Weighted average shares – basic	84.4	87.3	84.6	87.3

Weighted average shares – diluted	86.2	88.7	86.5	88.8

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	6 Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$219.9	$133.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of business	—	(29.3)
Depreciation and amortization	44.1	43.8
Deferred income taxes	41.8	(25.3)
Provision for doubtful accounts	8.8	11.8
Share-based compensation	11.8	10.2
Excess tax benefit on exercise of stock options	(5.4)	(1.6)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(296.2)	(216.4)
Other assets	(42.9)	18.1
Other liabilities	159.4	191.3

Cash provided by operating activities	141.3	135.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41.8)	(34.8)
Acquisitions of businesses, net of cash acquired	(18.1)	(7.2)
Proceeds from sale of business	—	29.6
Proceeds from sale of an equity interest	—	8.8
Proceeds from the sale of property and equipment	5.0	3.1

Cash used by investing activities	(54.9)	(0.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	3.4	1.7
Proceeds from long-term debt	0.6	251.2
Payments of long-term debt	(1.0)	(2.1)
Proceeds from stock option and purchase plans	31.7	40.6
Excess tax benefit on exercise of stock options	5.4	1.6
Repurchases of common stock	(89.0)	(119.1)
Dividends paid	(27.1)	(23.7)

Cash (used) provided by financing activities	(76.0)	150.2

Effect of exchange rate changes on cash	12.5	27.9

Change in cash and cash equivalents	22.9	313.2

Cash and cash equivalents, beginning of year	687.9	454.9

Cash and cash equivalents, end of period	$710.8	$768.1

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$41.8	$24.5

Income taxes paid	$73.6	$35.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2007 and 2006

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

Employment-Related Items

In April 2007, we received a letter from the Central Agency for Social Security Organizations in France regarding a modification to the calculation of payroll taxes under certain French social programs aimed at encouraging the employment of low-wage workers. This modification reduced the amount of payroll taxes that we are required to remit, retroactive to January 1, 2006. Included in the second quarter is $99.3 ($57.2 after tax, or $0.66 per diluted share) of net benefit related to this modification, including an increase to Gross Profit of $113.9 and an increase to Selling and Administrative Expenses of $14.6. Of the cumulative Net Earnings benefit, $38.4 ($0.45 per diluted share) relates to the reduction of payroll taxes for 2006, $8.9 ($0.10 per diluted share) relates to the reduction of payroll taxes for the first quarter of 2007 and $9.9 ($0.11 per diluted share) relates to the reduction of payroll taxes for the second quarter of 2007. The proceeds related to this modification are expected to be received over the next nine months.

On July 26, 2007 the French Senate passed an amendment to social security legislation, which is expected to be effective October 1, 2007. This amendment would eliminate the payroll tax benefit resulting from the modification made in April. This amendment would not impact the reported financial results through the second quarter of 2007, or the estimated benefit from the reduced payroll taxes in the third quarter. However, beginning with the fourth quarter, our earnings would no longer be favorably impacted by the lower payroll tax calculation.

(2) New Accounting Standards

During July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We adopted FIN 48 as of January 1, 2007. See Note 5 to the consolidated financial statements for further information.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

Subsequently, in February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Both SFAS 157 and SFAS 159 are effective for us in 2008. We are currently assessing the impact of the adoption of these statements.

(3) Stock Compensation Plans

During the six months ended June 30, 2007 and 2006, we recognized expense of approximately $11.8 and $10.2, respectively, in share-based compensation expense related to grants of stock options, deferred stock, restricted stock and performance share units, and anticipated issuances of stock related to our employee stock purchase plan. Cash received from stock option exercises was $31.7 and $40.6 for the six months ended June 30, 2007 and 2006, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award in Selling and Administrative Expenses.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares underlying grants to all employees and the weighted-average fair value per share of each grant during the six months ended June 30 are presented in the table below:

	6 Months Ended June 30,
	2007		2006
	Shares Granted (thousands)	Wtd.-Avg. Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Share Fair Value
Stock Options	810	$21.19	958	$16.26
Deferred Stock Units	12	75.45	18	51.18
Restricted Stock	16	76.15	53	52.08
Performance Share Units	106	76.30	121	53.00

Total Shares Granted	944	29.00	1,150	22.32

(4) Acquisitions, Discontinued Operations, and Reorganization Costs

Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions in the six months ended June 30, 2007 was $18.1 compared to $7.2 in 2006.

In connection with the acquisition of Right Management in 2004, we established reserves totaling $24.5 for severance and other office lease closure costs related to streamlining Right Management’s worldwide operations. As of June 30, 2007, $23.2 has been paid from these reserves, of which $1.2 was paid during the first six months of 2007. The remaining $1.3, which primarily represents future operating lease costs, is expected to be paid by the end of 2008.

Discontinued Operations

In January 2006, we sold a non-core payroll processing business in Sweden, and in December 2006, we sold a non-core facilities management services business in the Nordics and disposed of one of our Right Management subsidiaries. We have recorded the results of these operations as discontinued operations. Summarized financial information for the discontinued operations is as follows:

	3 Months Ended June 30, 2006	6 Months Ended June 30, 2006
Revenues from services	$55.4	$108.1
Cost of services and Selling and administrative expenses	54.3	107.7
Earnings before income taxes	1.1	0.4
Provision for income taxes	0.3	0.2
Net gain on sale of business, net of income taxes of $5.6	—	23.7

Income from discontinued operations, net of income taxes	$0.8	$23.9

Reorganization Costs

In the first quarter of 2006, we recorded expenses totaling $9.5 in the U.K. for severance and other office closure costs related to reorganizations. Of the $9.5 in the U.K., $6.2 has been paid as of June 30, 2007, of which $0.8 was paid during the six months ended June 30, 2007. We expect a majority of the remaining $3.3 will be paid in 2007. In the fourth quarter of 2006, we recorded expenses totaling $6.9 at Right Management for severance costs. As of June 30, 2007, $3.4 has been paid, of which $3.1 was paid during the six months ended June 30, 2007. We expect a majority of the remaining $3.5 will be paid in 2007.

In 2005, we recorded total expenses of $15.3 in France for severance costs related to a reorganization. As of June 30, 2007, $12.4 has been paid from the France reserve, $3.8 of which was paid during the six months ended June 30, 2007. We expect a majority of the remaining $2.9 will be paid in 2007.

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

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2002 through 2006 for our major operations in the U.S., France, U.K., Italy and Japan. As of January 1, 2007, we were subject to tax audits in France and the U.K, and as of June 30, 2007, we were subject to tax audits in France, U.K., U.S., and Spain. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of the statute of limitations, or for other items during the six months ended June 30, 2007.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The combined amount of accrued interest and penalties as of January 1, 2007 was $6.2 and is included in the net unrecognized tax benefit above. We accrued approximately $1.5 of additional interest and penalties during the six months ended June 30, 2007.

We provided for income taxes from continuing operations at a rate of 39.4% for the first six months of 2007 and at a rate of 40.4% for the second quarter of 2007, compared to a rate of 34.4% for the first six months of 2006 and a rate of 36.5% for the second quarter of 2006. The impact of certain discrete items increased the rate for both the first six months of 2007 and the second quarter of 2007. These discrete items were recorded in the second quarter and include the income tax cost associated with additional, estimated cash repatriation as a result of the modification to the payroll tax calculation in France, additional valuation allowance recorded for non-U.S. operating losses and a reduction of estimated foreign tax credits.

Our current estimate of the 2007 annual effective tax rate is 37.4%, which is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of U.S. state income taxes, other permanent items and the discrete tax items noted above. This rate is higher than the annual effective tax rate of 36.6% for 2006 due to the incremental cost of the discrete items recorded in the second quarter of 2007, the lower tax cost of the reorganization charges and the costs related to our global cost reduction initiative in 2006.

(6) Earnings Per Share

The calculation of Net Earnings Per Share – Basic is as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
Net earnings from continuing operations	$160.4	$79.6	$219.9	$109.1
Income from discontinued operations, net of income taxes	—	0.8	—	23.9

Net earnings available to common shareholders	$160.4	$80.4	$219.9	$133.0

Weighted-average common shares outstanding (in millions)	84.4	87.3	84.6	87.3

Net earnings per share from continuing operations – basic	$1.90	$0.91	$2.60	$1.25
Net earnings per share from discontinued operations – basic	—	0.01	—	0.27

Total	$1.90	$0.92	$2.60	$1.52

The calculation of Net Earnings Per Share – Diluted is as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
Net earnings from continuing operations	$160.4	$79.6	$219.9	$109.1
Income from discontinued operations, net of income taxes	—	0.8	—	23.9

Net earnings available to common shareholders	$160.4	$80.4	$219.9	$133.0

Weighted-average common shares outstanding (in millions)	84.4	87.3	84.6	87.3
Effect of restricted stock grants (in millions)	0.3	0.1	0.4	0.1
Effect of dilutive securities - stock options (in millions)	1.5	1.3	1.5	1.4

	86.2	88.7	86.5	88.8

Net earnings per share from continuing operations – diluted	$1.86	$0.90	$2.54	$1.23
Net earnings per share from discontinued operations – diluted	—	0.01	—	0.27

Total	$1.86	$0.91	$2.54	$1.50

(7) Accounts Receivable Securitization

In July 2007, we amended our $200.0 Receivables Facility to extend its maturity to July 2008. All other terms remain substantially unchanged. There were no borrowings outstanding under this facility as of June 30, 2007 or December 31, 2006.

(8) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	Defined Benefit Pension Plans
	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
Service cost	$3.4	$3.0	$6.7	$5.9
Interest cost	3.7	3.4	7.2	6.7
Expected return on assets	(3.2)	(2.8)	(6.3)	(5.5)
Other	2.7	1.1	3.4	2.2

Total benefit cost	$6.6	$4.7	$11.0	$9.3

	Retiree Health Care Plan
	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.4	0.3	0.7	0.6
Other	(0.1)	(0.1)	(0.2)	(0.3)

Total benefit cost	$0.3	$0.3	$0.6	$0.5

For the three and six months ended June 30, 2007, contributions made to our pension plans were $4.2 and $8.9, respectively, and contributions made to our retiree health care plan were $0.3 and $0.7, respectively. We expect to make total contributions of $19.1 to our pension plans and $1.5 to our retiree health care plan during 2007.

(9) Shareholders’ Equity

The components of Comprehensive Income, net of tax, are as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$160.4	$80.4	$219.9	$133.0
Other comprehensive income:
Foreign currency translation gain	26.1	72.6	37.8	77.8
Unrealized gain (loss) on investments	0.7	(1.7)	1.7	(0.6)
Unrealized gain on derivatives	1.5	0.9	2.0	2.6
Defined benefit pension plans	(0.1)	—	0.4	—
Retiree health care plan	—	—	1.9	—

Comprehensive income	$188.6	$152.2	$263.7	$212.8

The components of Accumulated Other Comprehensive Income, net of tax, are as follows:

	June 30, 2007	December 31, 2006
Foreign currency translation gain	$185.4	$147.6
Unrealized gain on investments	10.6	8.9
Unrealized loss on derivatives	(2.8)	(4.8)
Defined benefit pension plans	(33.6)	(34.0)
Retiree health care plan	4.8	2.9

Accumulated other comprehensive income	$164.4	$120.6

During the three and six months ended June 30, 2007, we repurchased a total of 222,900 and 1,214,800 common shares, respectively, at a total cost of $16.3 and $89.0, respectively. As of June 30, 2007, there were 3,785,200 shares remaining available for repurchase under our existing authorization, not to exceed a total price of approximately $236.0. During the three and six months ended June 30, 2006, we repurchased a total of 1,357,700 and 1,970,300 shares, respectively, at a total cost of $86.1 and $119.1 under the 2005 authorization.

On May 2, 2007, the Board of Directors declared a cash dividend of $0.32 per share, which was paid on June 14, 2007 to shareholders of record on June 5, 2007.

(10) Interest and Other Expenses

Interest and Other Expenses consists of the following:

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
Interest expense	$15.3	$13.1	$29.5	$24.7
Interest income	(8.4)	(3.8)	(15.6)	(7.1)
Foreign exchange losses	0.1	1.3	0.2	2.2
Miscellaneous expenses, net	0.7	1.9	3.2	5.7

Interest and other expenses	$7.7	$12.5	$17.3	$25.5

(11) Segment Data

	3 Months Ended June 30,		6 Months Ended June 30,
	2007	2006	2007	2006
Revenues from Services:
United States (a)	$488.6	$534.6	$972.2	$1,044.9
France	1,784.9	1,535.6	3,277.9	2,776.1
Other EMEA (b)	1,582.0	1,257.5	3,058.4	2,407.3
Italy (b)	353.8	291.7	658.6	534.1
Jefferson Wells	83.8	98.8	165.1	194.3
Right Management	105.8	102.6	199.7	197.9
Other Operations	635.5	563.8	1,238.1	1,107.2

Consolidated (a)	$5,034.4	$4,384.6	$9,570.0	$8,261.8

Operating Unit Profit:
United States	$26.1	$22.5	$37.6	$32.0
France	163.7	49.7	207.6	80.1
Other EMEA (b)	55.7	29.5	92.4	43.1
Italy (b)	29.1	21.2	45.5	30.6
Jefferson Wells	1.1	10.0	2.1	15.7
Right Management	11.0	11.1	17.1	15.7
Other Operations	15.0	14.8	27.8	32.4

Consolidated	301.7	158.8	430.1	249.6
Corporate expenses	21.4	17.4	43.3	44.7
Amortization of intangible assets	3.3	3.3	6.5	6.5
Interest and other expenses	7.7	12.5	17.3	25.5

Earnings before income taxes and discontinued operations	$269.3	$125.6	$363.0	$172.9

(a)	In the United States, where a majority of our franchises operate, Revenues from Services include fees received from the related franchise offices of $6.5 and $6.0 for the three months ended June 30, 2007 and 2006, respectively, and $11.8 and $11.3 for the six months ended June 30, 2007 and 2006, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $278.5 and $291.9 for the three months ended June 30, 2007 and 2006, respectively, and $547.6 and $574.2 for the six months ended June 30, 2007 and 2006, respectively.

Our consolidated Revenues from Services include fees received from our franchise offices of $9.0 and $8.8 for the three months ended June 30, 2007 and 2006, respectively, and $17.4 and $16.8 for the six months ended June 30, 2007 and 2006, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $361.8 and $388.8 for the three months ended June 30, 2007 and 2006, respectively, and $724.2 and $751.6 for the six months ended June 30, 2007 and 2006, respectively.

(b)	Italy and Other EMEA were combined as the EMEA segment in previous years. All previous years’ results have been revised to conform to the current year presentation.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Results - Three Months Ended June 30, 2007 and 2006

Revenues from Services increased 14.8% to $5,034.4 million for the second quarter of 2007 from the same period in 2006. Revenues were positively impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 8.8%. This growth rate is a result of increased demand for our services in most of our markets, including France, Other EMEA, Italy and Other Operations, where revenues increased 8.5%, 17.2%, 13.3% and 10.8%, respectively, on a constant currency basis. (See Financial Measures on page 21 for further information on constant currency.) We also saw solid growth in our permanent recruitment business which increased 48.0% on a consolidated basis.

Gross Profit increased 30.8% to $1,024.1 million for the second quarter of 2007. In constant currency, Gross Profit increased 24.3%. Gross Profit Margin was 20.3%, an increase of 2.5% from the second quarter of 2006. Included in the second quarter 2007 Gross Profit is the impact of a modification to the calculation of payroll taxes in France (see Note 1 to the consolidated financial statements for further information), which reduced the amount of payroll taxes retroactive to January 1, 2006. The impact of this modification was an increase in Gross Profit of $94.2 million related to periods prior to March 31, 2007 and $19.7 million for the three months ended June 30, 2007. These amounts represent a 180 basis point (1.80%) and a 40 basis point (0.40%) impact on second quarter 2007 Gross Profit Margin, respectively. The remaining increase in Gross Profit Margin is primarily the result of an increase in our temporary recruitment business margin (+0.24%) and an increase in our permanent recruitment business (+0.37%), offset by a change in the mix of services provided (-0.32%) primarily due to a lesser amount of revenues coming from Jefferson Wells and Right Management where the gross profit margin is generally higher than the company average.

Selling and Administrative Expenses increased 15.9% from the second quarter of 2006 to $747.1 million in the second quarter of 2007. These expenses increased 10.4% in constant currency. As a percent of revenues, Selling and Administrative Expenses were 14.8% in the second quarter of 2007 compared to 14.7% in the second quarter of 2006. Included in the second quarter 2007 Selling and Administrative Expenses are costs related to the modification to the payroll tax calculation in France retroactive to January 1, 2006. The impact of this modification was an increase in Selling and Administrative Expenses of $11.9 million for periods prior to March 31, 2007 and $2.7 million for the three months ended June 30, 2007. These amounts represent a 20 basis point (0.20%) and a 10 basis point (0.10%) impact on second quarter 2007 Selling and Administrative Expenses as a percent of revenues, respectively. The remaining 20 basis point (0.20%) decrease in Selling and Administrative Expenses as a percent of revenue reflects the favorable impact of cost control efforts and productivity gains, offset by increased personnel costs and continued investments in certain markets.

Operating Profit increased 100.7% for the second quarter of 2007 compared to 2006, with an Operating Profit Margin of 5.5% in 2007 compared to 3.1% in 2006. On a constant currency basis, Operating Profit increased 89.5%. Included in the second quarter 2007 Operating Profit is the impact of the retroactive modification to the payroll tax calculation in France. The impact of this modification was an increase to Operating Profit of $82.3 million related to periods prior to March 31, 2007 and $17.0 million for the three months ended June 30, 2007. These amounts represent a 59.6% and a 12.3% increase in Operating Profit, respectively, and a 160 basis point (1.60%) and a 40 basis point (0.40%) impact on second quarter 2007 Operating Profit Margin, respectively. The remaining 40 basis point (0.40%) increase in Operating Profit Margin reflects the favorable impact of cost control efforts and productivity gains and the increase in Gross Profit Margin.

Interest and Other Expenses were $7.7 million in the second quarter of 2007 compared to $12.5 million for the same period in 2006. Net Interest Expense decreased $2.4 million in the quarter to $6.9 million due primarily to higher interest income as a result of our higher cash levels. Translation losses in the second quarter of 2007 were $0.1 million compared to $1.3 million in the second quarter of 2006. Miscellaneous Expenses, net, which consists of bank fees and other non-operating income and expenses, were $0.7 million in the second quarter of 2007 compared to $1.9 million in the second quarter of 2006.

We provided for income taxes from continuing operations at a rate of 40.4% for the three months ended June 30, 2007 compared to 36.5% for the three months ended June 30, 2006. Included in the 2007 rate is the impact of certain discrete items, including the income tax cost associated with additional, estimated cash repatriation as a result of the modification to the payroll tax calculation in France, additional valuation allowance recorded for non-U.S. operating losses and a reduction of estimated foreign tax credits.

Net Earnings Per Share – Diluted increased 104.4% to $1.86 in the second quarter of 2007 compared to $0.91 in the second quarter of 2006. Net Earnings Per Share From Continuing Operations – Diluted was $1.86 in 2007 compared to $0.90 in 2006. Included in Net Earnings is the impact of the retroactive modification to the payroll tax calculation in France. The impact of this modification was Net Earnings of $47.3 million related to periods prior to March 31, 2007 and $9.9 million for the three months ended June 30, 2007. These amounts represent a $0.55 and $0.11 impact on Net Earnings Per Share - Diluted, respectively. Higher foreign currency exchange rates positively impacted Net Earnings Per Share – Diluted by approximately $0.05 in the second quarter of 2007 compared to 2006. Weighted-Average Shares – Diluted were 86.2 million in the second quarter of 2007, a decline of 2.8% from the second quarter of 2006. This decline is primarily a result of share repurchases in 2006 and the first six months of 2007.

Operating Results - Six Months Ended June 30, 2007 and 2006

Revenues from Services increased 15.8% to $9,570.0 million for the first half of 2007 from the same period in 2006. Revenues were positively impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 9.2%. This growth rate is a result of increased demand for our services in most of our markets, including France, Other EMEA, Italy and Other Operations, where revenues increased 9.3%, 17.1%, 14.2% and 10.7%, respectively, on a constant currency basis. We also saw solid growth in our permanent recruitment business which increased 43.9% on a consolidated basis.

Gross Profit increased 23.6% to $1,824.1 million for the first half of 2007. In constant currency, Gross Profit increased 16.9%. Gross Profit Margin was 19.1%, an increase of 1.2% from the first half of 2006. Included in the Gross Profit for the first half of 2007 is the impact of the modification to the calculation of payroll taxes in France, which reduced the amount of payroll taxes retroactive to January 1, 2006. The impact of this modification was an increase in Gross Profit of $76.4 million related to 2006 and $37.5 million for the six months ended June 30, 2007. These amounts represent an 80 basis point (0.80%) and a 40 basis point (0.40%) impact on Gross Profit Margin for the first half of 2007, respectively.

Selling and Administrative Expenses increased 13.0% from the first half of 2006, to $1,443.8 million in the first half of 2007. These expenses increased 7.2% in constant currency. As a percent of revenues, Selling and Administrative Expenses were 15.1% in the first half of 2007 compared to 15.5% in the first half of 2006. Included in Selling and Administrative Expenses for the first half of 2007 are costs related to the retroactive modification to the payroll tax calculation in France, which resulted in a 20 basis point (0.20%) increase in Selling and Administrative Expenses as a percent of revenue. Included in Selling and Administrative Expenses for the first half of 2006 were $18.2 million of reorganization charges and global cost reduction project costs, which resulted in a 30 basis point (0.30%) increase in Selling and Administrative Expenses as a percent of revenue for the first half of 2006. The remaining period-over-period decrease of 30 basis points (0.30%) reflects a favorable impact of cost control efforts and productivity gains, offset by continued investments in certain markets.

Operating Profit increased 91.7% for the first half of 2007 compared to 2006, with an Operating Profit Margin of 4.0% in 2007 compared to 2.4% in 2006. On a constant currency basis, Operating Profit increased 79.6%. Included in Operating Profit for the first half of 2007 is the impact of the retroactive modification to the payroll tax calculation in France. This modification resulted in an increase in Operating Profit of $66.6 million related to 2006 and $32.7 million for the six months ended June 30, 2007. These amounts represent a 33.6% and a 16.5% increase in Operating Profit, respectively, and a 70 basis point (0.70%) and a 40 basis point (0.40%) impact on Operating Profit Margin, respectively. In the first half of 2006, we had reorganization charges and global cost reduction project costs of $18.2 million, representing a 30 basis point (0.30%) reduction in Operating Profit Margin for the first half of 2006. The remaining 20 basis points (0.20%) of margin improvement reflects the favorable impact of cost control efforts and productivity gains.

Interest and Other Expenses were $17.3 million in the first half of 2007 compared to $25.5 million for the same period in 2006. Net Interest Expense decreased $3.7 million in the first six months of 2007 to $13.9 million as increases in interest expense were offset by higher interest income as a result of our higher cash levels. Translation losses in the first half of 2007 were $0.2 million compared to $2.2 million in the first half of 2006. Miscellaneous Expenses, net, which consist of bank fees and other non-operating income and expenses, were $3.2 million in the first half of 2007 compared to $5.7 million in the first half of 2006.

We provided for income taxes from continuing operations during the first six months of 2007 at a rate of 39.4% versus 34.4% for the first six months of 2006. Included in the 2007 rate is the impact of certain discrete items recorded in the second quarter of 2007, including the income tax cost associated with additional, estimated cash repatriation as a result of the modification to the payroll tax calculation in France, additional valuation allowance recorded for non-U.S. operating losses and a reduction of estimated foreign tax credits. Our current estimate of the 2007 annual effective tax rate is 37.4%, which is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of U.S. state income taxes, other permanent items and the discrete tax items noted above. This rate is higher than the annual effective tax rate of 36.6% for 2006 due to the incremental cost of the discrete items recorded in the second quarter of 2007, the lower tax cost of the reorganization charges and the costs related to our global cost reduction initiative.

Net Earnings Per Share – Diluted increased 69.3% to $2.54 in the first half of 2007 compared to $1.50 in the first half of 2006. Net Earnings Per Share From Continuing Operations – Diluted was $2.54 in 2007 compared to $1.23 in 2006. Included in Net Earnings is the impact of the retroactive modification to the payroll tax calculation in France. The impact of this modification was an increase to Net Earnings of $38.4 million related to 2006 and $18.8 million for the six months ended June 30, 2007. These amounts represent a $0.44 and $0.22 impact on Net Earnings Per Share – Diluted, respectively. The higher foreign currency exchange rates negatively impacted Net Earnings Per Share – Diluted by approximately $0.10 in the first half of 2007 compared to 2006. Weighted-Average Shares – Diluted were 86.5 million in the first half of 2007, a decline of 2.6% from the first half of 2006. This decline is primarily a result of share repurchases in 2006 and the first half of 2007.

Segment Operating Results

United States

In the United States, revenues decreased 8.6% for the second quarter of 2007 compared to the second quarter of 2006, due primarily to a decrease in staffing volume, as demand for our staffing services declined, partially offset by a 32.0% increase in our permanent recruitment business. While we continue to experience year-over-year growth in our professional business, growth rates for all of our services, including placement of light industrial and industrial skilled workers, skilled office workers, and our professional workers, declined from those experienced in the first quarter of 2007. Most of our service lines experienced bigger declines during the first half of the second quarter, with some improvement in the second half of the quarter.

Gross Profit Margin increased during the second quarter of 2007 compared to the second quarter of 2006, and also increased in the first half of 2007 compared to the first half of 2006, primarily due to an increase in the permanent recruitment business as well as decreases in state unemployment taxes and workers compensation costs.

Selling and Administrative Expenses decreased during the second quarter of 2007 compared to 2006 and for the first half of the year primarily due to reduced compensation costs and a decrease in advertising costs, as we launched our new brand in 2006.

Operating Unit Profit (“OUP”) Margin in the United States was 5.3% and 4.2% for the second quarter of 2007 and 2006, respectively. This improvement is primarily related to the increased gross profit margin. For the first half of 2007, OUP Margin was 3.9% in 2007 compared to 3.1% in 2006.

France

In France, revenues increased 16.2% (8.5% in constant currency) during the second quarter of 2007 compared to 2006, a decrease from the 10.4% growth (in constant currency) reported in the first quarter of 2007. This decrease in growth is due to a decline in the demand for our services as a result of a softening in the manufacturing and construction industry, which is a large portion of the staffing industry in France.

Gross Profit Margin increased in the second quarter of 2007 compared to the second quarter of 2006 due primarily to the impact of the modification to the calculation of payroll taxes retroactive to January 1, 2006. The impact of this modification was an increase in Gross Profit of $94.2 million related to periods prior to March 31, 2007 and $19.7 million for the three months ended June 30, 2007, which represent a 520 basis point (5.20%) and a 110 basis point (1.10%) impact on second quarter 2007 Gross Profit Margin, respectively. Gross Profit Margin also increased in the quarter as a result of increased permanent recruitment business.

Selling and Administrative Expenses increased during the second quarter of 2007 compared to the second quarter of 2006 due to costs related to the retroactive modification to the payroll tax calculation. The costs related to periods prior to March 31, 2007 represent a 70 basis point (0.70%) impact on second quarter 2007 Selling and Administrative Expenses as a percent of revenue, while costs related to the second quarter of 2007 represented a 10 basis point (0.10%) increase in Selling and Administrative Expenses as a percent of revenue. Other Selling and Administrative Expenses declined as a percent of revenue from the second quarter of 2006 as a result of productivity improvements, as expenses increased at a slower rate than revenues.

During the second quarter of 2007 and 2006, OUP Margin in France was 9.2% and 3.2%, respectively. Included in the second quarter 2007 OUP is the impact of the retroactive modification to the payroll tax calculation. The impact of this modification was $82.3 million for periods prior to March 31, 2007 and $17.0 million for the three months ended June 30, 2007. These amounts represent a 165.6% and a 34.2% increase in OUP, respectively, and a 460 basis point (4.60%) and a 100 basis point (1.00%) impact on second quarter 2007 Operating Profit Margin, respectively. The remaining 40 basis point (0.40%) improvement reflects the improved productivity and leveraging of Selling and Administrative Expenses and the higher Gross Profit Margin.

Other EMEA

In previous years, the results of Other EMEA and Italy were combined as the EMEA segment. Italy is now a separate reportable segment and all previous years’ results have been revised to conform to the current year presentation.

In Other EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France and Italy), revenues increased 25.8% (17.2% in constant currency) in the second quarter of 2007 compared to the second quarter of 2006 in line with the revenue growth reported in the first quarter of 2007. Local currency revenue growth was experienced in most major markets with the highest growth rates reported in the Nordics, Germany, Netherlands and Spain. Permanent recruitment revenues increased 53.8% during the quarter as a result of our investments in this business.

Gross Profit Margin increased in the second quarter of 2007 compared to the second quarter of 2006 and also increased in the first half of 2007 compared to the first half of 2006 primarily due to the increase in permanent recruitment revenues and the change in the mix of business, as geographies with relatively higher gross margins are growing faster than those with lower gross margins.

Selling and Administrative Expenses increased in the second quarter of 2007 compared to the second quarter of 2006 due to the need to support the increased volumes. Expenses as a percent of revenue in the second quarter improved slightly from the second quarter of 2006 and also improved for the first half of 2007 compared to the first half of 2006.

OUP Margin for Other EMEA was 3.5% and 2.3% for the second quarter of 2007 and 2006, respectively. This margin improvement was primarily the result of the increased Gross Profit Margin level. OUP Margin was 3.0% and 1.8% for the first half of 2007 and 2006, respectively.

Italy

In Italy, revenues increased 21.3% (13.3% in constant currency) in the second quarter of 2007 compared to the second quarter of 2006, as demand for our services in Italy remained strong. Permanent recruitment revenues increased 82.5% during the second quarter of 2007 compared to the second quarter of 2006. Revenues in the first half of 2007 increased 23.3% (14.2% in constant currency) from the prior year. Gross Profit Margin was consistent with the second quarter of 2006.

Selling and Administrative Expenses increased during the second quarter of 2007 compared to the second quarter of 2006 primarily due to increases in personnel and advertising costs. However, expenses as a percent of revenue decreased in the second quarter and the first six months of 2007 compared to the second quarter and first six months of 2006 as we were able to leverage the existing cost base to support the increased revenues without a similar increase in expenses.

OUP Margin for Italy was 8.2% and 7.3% for the second quarter of 2007 and 2006, respectively. This margin improvement was primarily the result of leveraging our expense base with increased revenues. OUP Margin for Italy was 6.9% and 5.7% for the first half of 2007 and 2006, respectively.

Jefferson Wells

Revenues for Jefferson Wells in the second quarter of 2007 decreased 15.1% compared to the second quarter of 2006 due primarily to the decline in Sarbanes-Oxley related control services and the completion of two large projects that positively impacted 2006 revenue levels. Revenues for the first half of 2007 decreased 15.0% from the prior year.

The Gross Profit Margin in the second quarter of 2007 declined compared to the second quarter of 2006 due to lower utilization of our professional staff.

Selling and Administrative Expenses increased 7.6% during the second quarter compared to the second quarter of 2006 due to our continued investment in new offices, both domestically and internationally. As a percentage of revenue, expenses have increased compared to the second quarter of 2006. Expenses for the first half of 2007 increased 0.9% from the prior year.

The OUP Margin for Jefferson Wells in the second quarter of 2007 was 1.3% compared to 10.2% in the second quarter of 2006. This decreased margin is primarily the result of lower utilization of professional staff and our investment in new offices. OUP Margin for Jefferson Wells was 1.3% and 8.1% for the first half of 2007 and 2006, respectively.

Right Management

Revenues for Right Management in the second quarter of 2007 increased 3.2% (a decrease of 0.4% in constant currency) compared to the second quarter of 2006. This decrease in constant currency is the result of lower demand for outplacement services as economies in many major markets continue to improve, offset by improving demand for Right’s organizational consulting services. Revenues for the first half of 2007 were 0.9% higher than the prior year (a decrease of 2.9% in constant currency).

Gross Profit Margin decreased slightly in the second quarter of 2007 compared to the second quarter of 2006 as a result of changes in the mix of business between outplacement and organizational consulting services.

Selling and Administrative Expenses decreased in the second quarter of 2007 compared to the second quarter of 2006 in constant currency, and decreased as a percentage of revenues. Selling and Administrative Expenses as a percentage of revenues for the first half of 2007 decreased from the first half of 2006, due to reduced personnel and office expenses including the $1.2 million reorganization charge recorded in the first quarter of 2006.

OUP Margin for Right Management was 10.4% in the second quarter of 2007 compared to 10.7% in the second quarter of 2006 as the lower Gross Profit Margin was offset somewhat by the lower Selling and Administrative Expenses. OUP Margin for the first half of 2007 was 8.6% compared to 7.9% in 2006.

Other Operations

Revenues for Other Operations increased 12.7% (10.8% in constant currency) during the second quarter of 2007 compared to 2006. Revenue increases for the second quarter, in constant currency, were experienced in most major markets in this segment, including Argentina, Mexico and Japan which experienced revenue growth rates of 36.2%, 5.1% and 8.5%, respectively. India and China also continue to show strong revenue growth, with India reporting revenues more than double that of the second quarter of 2006. Permanent recruitment revenues increased 27.6% as a result of investments in this business. For the first half of 2007, revenues for this segment have increased 11.8% from the prior year (10.7% in constant currency).

The Gross Profit Margin decreased slightly in the second quarter of 2007 compared to 2006 primarily due decreased gross profits in Japan offset by a shift in the mix of business toward those countries and services with higher gross profit margins.

Selling and Administrative Expenses increased 12.3% in the second quarter of 2007 compared to the second quarter of 2006 to support increased revenue levels, investments in office openings and the permanent recruitment business in certain markets. Expenses as a percent of revenue were in line for both the second quarter and first half of 2007 compared with the same periods in the prior year.

The OUP Margin for Other Operations declined in the second quarter to 2.4% in 2007, from 2.6% in 2006, due to the decline in Gross Profit Margin. OUP Margin was 2.2% and 2.9% for the first half of 2007 and 2006, respectively, due in part to a major advertising campaign in Japan in the first quarter of 2007.

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

A reconciliation of constant currency amounts to certain of our reported results is provided below.

	Three Months Ended June 30, 2007 Compared to 2006
	Reported Amount (a)	Reported Variance		Impact of Currency	Variance in Constant Currency
Revenues from Services:
United States	$488.6	(8.6	) %	—%	(8.6	) %
France	1,784.9	16.2		7.7	8.5
Other EMEA	1,582.0	25.8		8.6	17.2
Italy	353.8	21.3		8.0	13.3
Jefferson Wells	83.8	(15.1)		—	(15.1)
Right Management	105.8	3.2		3.6	(0.4)
Other Operations	635.5	12.7		1.9	10.8

Manpower Inc.	$5,034.4	14.8		6.0	8.8

Gross Profit	$1,024.1	30.8		6.5	24.3

Selling and Administrative Expenses	$747.1	15.9		5.5	10.4

Operating Profit	$277.0	100.7		11.2	89.5

(a)	Represents amounts in millions for the three months ended June 30, 2007.

	Six Months Ended June 30, 2007 Compared to 2006
	Reported Amount (a)	Reported Variance		Impact of Currency	Variance in Constant Currency
Revenues from Services:
United States	$972.2	(7.0	) %	—%	(7.0	) %
France	3,277.9	18.1		8.8	9.3
Other EMEA	3,058.4	27.0		9.9	17.1
Italy	658.6	23.3		9.1	14.2
Jefferson Wells	165.1	(15.0)		—	(15.0)
Right Management	199.7	0.9		3.8	(2.9)
Other Operations	1,238.1	11.8		1.1	10.7

Manpower Inc.	$9,570.0	15.8		6.6	9.2

Gross Profit	$1,824.1	23.6		6.7	16.9

Selling and Administrative Expenses	$1,443.8	13.0		5.8	7.2

Operating Profit	$380.3	91.7		12.1	79.6

(a)	Represents amounts in millions for the six months ended June 30, 2007.

Liquidity and Capital Resources

Cash provided by operating activities was $141.3 million in the first half of 2007 compared to $135.6 million for the first half of 2006. This increase is primarily due to the increased operating earnings, offset by increased working capital needs. Cash provided by operating activities before changes in working capital requirements increased to $321.0 million in the first half of 2007 compared to $142.6 million in the first half of 2006 due primarily to the increase in earnings. Working capital needs increased to $179.7 million in the first half of 2007 compared to $7.0 million in the first half of 2006 due primarily to the timing of cash collections and payments at the end of the quarter.

Accounts receivable increased to $4,214.9 million as of June 30, 2007 from $3,837.2 million as of December 31, 2006. This increase is due to higher business volumes in the second quarter of 2007 compared to the fourth quarter of 2006, changes in foreign currency exchange rates, and an incremental $79.6 million as a result of the payroll tax modification in France. At December 31, 2006 exchange rates, the June 30, 2007 balance would have been approximately $88.6 million lower than reported.

Capital expenditures were $41.8 million in the first six months of 2007 compared to $34.8 million during the first six months of 2006. These expenditures are primarily comprised of leasehold improvements, purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions in the first half of 2007 was $18.1 million compared to $7.2 million in the first half of 2006.

In January 2006, we sold a non-core payroll processing business in Sweden. The cash proceeds from this sale of $29.6 million were received in 2006. In December of 2005, we sold one of our available-for-sale investments for a gain of $2.6 million. Proceeds from this transaction of $8.8 million were received in the first half of 2006.

Net debt borrowings in the first half of 2007 were $3.0 million compared to $250.8 million in the first half of 2006.

In July 2007, we amended our $200.0 million Receivables Facility to extend its maturity to July 2008. All other terms remain substantially unchanged. There were no borrowings outstanding under this facility as of June 30, 2007 or December 31, 2006.

As of June 30, 2007, we had borrowings of $135.4 million and letters of credit of $3.7 million outstanding under our $625.0 million revolving credit agreement. There were no borrowings outstanding under our commercial paper program.

Our $625.0 million revolving credit agreement requires, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.06 to 1 and a fixed charge ratio of 3.65 to 1 as of June 30, 2007. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2007.

In addition to the previously mentioned facilities, we maintain separate bank facilities with financial institutions to meet working capital needs of our subsidiary operations. As of June 30, 2007, such facilities totaled $320.3 million, of which $283.0 million was unused. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $112.0 million could have been made under these lines as of June 30, 2007. Under the $625.0 million revolving credit agreement, total subsidiary borrowings cannot exceed $150.0 million in the first, second and fourth quarters, and $300.0 million in the third quarter of each year.

In October 2006, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total price of $325.0 million. During the first half of 2007, we repurchased 1,214,800 shares at a total cost of $89.0 million. As of June 30, 2007, there were 3,785,200 million shares remaining available for repurchase under this authorization, not to exceed a total price of approximately $236.0 million. During the first quarter of 2006, we repurchased 1,970,300 shares at a total cost of $119.1 million under the 2005 authorization.

On May 2, 2007, the Board of Directors declared a cash dividend of $0.32 per share, which was paid on June 14, 2007 to shareholders of record on June 5, 2007.

We have aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,806.8 million as of June 30, 2007 compared to $1,855.3 million as of December 31, 2006.

In the first quarter of 2006, we recorded expenses totaling $9.5 million in the U.K. for severance and other office closure costs related to reorganizations. Of the $9.5 million in the U.K., $6.2 million has been paid as of June 30, 2007, of which $0.8 million was paid during the six months ended June 30, 2007. We expect a majority of the remaining $3.3 million will be paid in 2007.

In the fourth quarter of 2006, we recorded expenses totaling $6.9 million at Right Management for severance costs. As of June 30, 2007, $3.4 million has been paid, of which $3.1 million was paid during the first six months ended June 30, 2007. We expect a majority of the remaining $3.5 million will be paid in 2007.

In 2005, we recorded total expenses of $15.3 million in France for severance costs related to a reorganization. As of June 30, 2007, $12.4 million has been paid from the France reserve, $3.8 million of which was paid during the six months ended June 30, 2007. We expect a majority of the remaining $2.9 million will be paid in 2007.

In connection with the acquisition of Right Management in 2004, we established reserves totaling $24.5 million for severance and other office lease closure costs related to streamlining Right Management’s worldwide operations. As of June 30, 2007, $23.2 million has been paid from these reserves, of which $1.2 million was paid during the six months ended June 30, 2007. The remaining $1.3 million, which primarily represents future operating lease costs, is expected to be paid by the end of 2008.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $123.5 million and $136.5 million as of June 30, 2007 and December 31, 2006, respectively, consisting of $62.0 million and $61.6 million for guarantees, respectively, and $61.5 million and $74.9 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts and indebtedness. The stand-by letters of credit relate to insurance requirements and debt facilities. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

Employment-Related Items

In April 2007, we received a letter from the Central Agency for Social Security Organizations in France regarding a modification to the calculation of payroll taxes under certain French social programs aimed at encouraging the employment of low-wage workers. This modification reduced the amount of payroll taxes that we are required to remit, retroactive to January 1, 2006.

On July 26, 2007 the French Senate passed an amendment to social security legislation, which is expected to be effective October 1, 2007. This amendment would eliminate the payroll tax benefit resulting from the modification made in April. This amendment would not impact the reported financial results through the second quarter of 2007, or the estimated benefit from the reduced payroll taxes in the third quarter. However, beginning with the fourth quarter, our earnings would no longer be favorably impacted by the lower payroll tax calculation.

Recently Issued Accounting Standards

During July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We adopted FIN 48 as of January 1, 2007. See Note 5 to the consolidated financial statements for further information.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

Subsequently, in February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Both SFAS 157 and SFAS 159 are effective for us in 2008. We are currently assessing the impact of the adoption of these statements.

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

PART II - OTHER INFORMATION

Item 1A. – Risk Factors

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information under the heading “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions.

Risk Factors

We have identified various risk factors in our annual report on From 10-K for the year ended December 31, 2006. In addition to those, as of June 30, 2007, we have outsourced certain aspects of our business to third party vendors that subject us to risks, including disruptions in our business and increased costs. For example, we have engaged a third party to host and manage certain aspects of our data center information and technology infrastructure. Accordingly, we are subject to the risks associated with the vendor’s ability to provide information technology services to meet our needs. Our operations will depend significantly upon their and our ability to make our servers, software applications and websites available and to protect our data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If the cost of hosting and managing certain aspects of our data center information technology structure is more than expected, or if the vendor or we are unable to adequately protect our data and information is lost or our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

Some or all of the factors identified in our annual report on Form 10-K and the above statement may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1- 30, 2007	222,900	$73.13	222,900	3,785,200
May 1 - 31, 2007	—	—	—	3,785,200
June 1 - 30, 2007	—	—	—	3,785,200	(1)

(1)	Not to exceed a total purchase price of $236.0 million.

Item 4 – Submission of Matters to a Vote of Security Holders

Information requested by this item was previously provided in our quarterly report on Form 10-Q for the period ended March 31, 2007.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2007:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)	consultation regarding appropriate handling of items on tax returns, required disclosures, elections and filing positions available to us;

(c)	assistance with tax audits and examinations, including providing technical advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, U.S. treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(d)	advice and assistance with respect to transfer pricing matters, including the preparation of reports used by us to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions;

(e)	advice regarding tax issues relating to our internal reorganizations;

(f)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(g)	reviews of the our quarterly financial statements;

(h)	consultation regarding current, proposed and newly adopted accounting pronouncements;

(i)	training on U.S. GAAP topics for a foreign subsidiary;

(j)	audit of a foreign employee pension plan;

(k)	advice and assistance related to data privacy;

(l)	assessment of the risks and opportunities related to providing sole supplier services for a specific client business for a foreign subsidiary; and

(m)	due diligence work on a potential acquisition.

Item 6 – Exhibits

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: July 30, 2007	/s/ Michael J. Van Handel
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