Form 10-Q
period 2007-09-30
MANPOWER INC /WI/
filed 2007-11-08
CIK 871763

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2007

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from: to

Commission file number: 1-10686

MANPOWER INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1672779
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

100 Manpower Place Milwaukee, Wisconsin	53212
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 6, 2007
Common Stock, $.01 par value	81,019,476

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	September 30, 2007	December 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$538.8	$687.9
Accounts receivable, less allowance for doubtful accounts of $122.7 and $109.9, respectively	4,537.3	3,837.2
Prepaid expenses and other assets	130.7	90.5
Future income tax benefits	88.8	66.4

Total current assets	5,295.6	4,682.0
OTHER ASSETS:
Goodwill	1,083.4	972.6
Intangible assets, less accumulated amortization of $52.2 and $41.6, respectively	318.8	321.0
Other assets	385.1	336.4

Total other assets	1,787.3	1,630.0
PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	747.1	693.2
Less: accumulated depreciation and amortization	534.8	491.1

Net property and equipment	212.3	202.1

Total assets	$7,295.2	$6,514.1

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2007	December 31, 2006
CURRENT LIABILITIES:
Accounts payable	$1,011.3	$889.9
Employee compensation payable	224.4	180.7
Accrued liabilities	805.8	562.1
Accrued payroll taxes and insurance	657.6	699.9
Value added taxes payable	622.2	517.0
Short-term borrowings and current maturities of long-term debt	50.2	32.0

Total current liabilities	3,371.5	2,881.6
OTHER LIABILITIES:
Long-term debt	855.3	791.2
Other long-term liabilities	456.2	367.1

Total other liabilities	1,311.5	1,158.3
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 103,383,037 and 102,606,425 shares, respectively	1.0	1.0
Capital in excess of par value	2,472.9	2,420.7
Retained earnings	937.2	617.0
Accumulated other comprehensive income	241.4	120.6
Treasury stock at cost, 22,339,379 and 17,536,421 shares, respectively	(1,040.3)	(685.1)

Total shareholders’ equity	2,612.2	2,474.2

Total liabilities and shareholders’ equity	$7,295.2	$6,514.1

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended September 30,		9 Months Ended September 30,
	2007	2006	2007	2006
Revenues from services	$5,295.4	$4,590.0	$14,865.4	$12,851.8
Cost of services	4,321.0	3,785.8	12,066.9	10,571.6

Gross profit	974.4	804.2	2,798.5	2,280.2
Selling and administrative expenses	752.5	640.3	2,196.3	1,917.9

Operating profit	221.9	163.9	602.2	362.3
Interest and other expenses	9.1	10.6	26.4	36.1

Earnings before income taxes and discontinued operations	212.8	153.3	575.8	326.2
Provision for income taxes	81.1	56.3	224.2	120.1

Net earnings from continuing operations	131.7	97.0	351.6	206.1
Income from discontinued operations, net of income taxes	—	3.6	—	27.5

Net earnings	$131.7	$100.6	$351.6	$233.6

Net earnings per share – basic
Continuing operations	$1.59	$1.14	$4.19	$2.38
Discontinued operations	—	0.04	—	0.32

Total	$1.59	$1.18	$4.19	$2.70

Net earnings per share – diluted
Continuing operations	$1.57	$1.12	$4.10	$2.34
Discontinued operations	—	0.04	—	0.31

Total	$1.57	$1.16	$4.10	$2.65

Weighted average shares – basic	82.7	85.3	84.0	86.5

Weighted average shares – diluted	84.1	86.7	85.7	88.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	9 Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$351.6	$233.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of business	—	(29.3)
Depreciation and amortization	68.2	65.8
Deferred income taxes	(13.6)	(22.2)
Provision for doubtful accounts	17.3	18.6
Share-based compensation	18.8	15.9
Excess tax benefit on exercise of stock options	(5.5)	(7.0)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(430.1)	(396.2)
Other assets	(25.7)	22.7
Other liabilities	318.2	324.2

Cash provided by operating activities	299.2	226.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(65.8)	(47.3)
Acquisitions of businesses, net of cash acquired	(100.2)	(7.8)
Proceeds from sale of business	—	29.6
Proceeds from sale of an equity interest	—	8.8
Proceeds from the sale of property and equipment	3.7	3.6

Cash used by investing activities	(162.3)	(13.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	16.5	4.6
Proceeds from long-term debt	0.8	295.5
Payments of long-term debt	(1.6)	(300.7)
Proceeds from stock option and purchase plans	34.1	45.2
Excess tax benefit on exercise of stock options	5.5	7.0
Repurchases of common stock	(359.5)	(235.9)
Dividends paid	(27.1)	(23.7)

Cash used by financing activities	(331.3)	(208.0)

Effect of exchange rate changes on cash	45.3	24.6

Change in cash and cash equivalents	(149.1)	29.6
Cash and cash equivalents, beginning of year	687.9	454.9

Cash and cash equivalents, end of period	$538.8	$484.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$52.5	$45.0

Income taxes paid	$115.6	$63.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2007 and 2006

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

Employment-Related Items

In April 2007, we received a letter from the Central Agency for Social Security Organizations in France regarding a modification to the calculation of payroll taxes under certain French social programs aimed at encouraging the employment of low-wage workers. This modification reduced the amount of payroll taxes that we are required to remit, retroactive to January 1, 2006. On July 26, 2007 the French Senate passed an amendment to this social security legislation, which eliminates the payroll tax benefit resulting from the modification effective October 1, 2007. Beginning with the fourth quarter, our earnings will no longer be favorably impacted by the lower payroll tax calculation.

Included in the third quarter is $27.0 ($16.1 after tax, or $0.19 per diluted share) of net benefit related to this modification, including an increase to Gross Profit of $30.4 and an increase to Selling and Administrative Expenses of $3.4. Included in the second quarter is $99.3 ($57.2 after tax, or $0.66 per diluted share) of net benefit related to this modification, including an increase to Gross Profit of $113.9 and an increase to Selling and Administrative Expenses of $14.6. Of the cumulative Net Earnings benefit recorded in the second quarter, $38.4 ($0.45 per diluted share) relates to the reduction of payroll taxes for 2006, $8.9 ($0.10 per diluted share) relates to the reduction of payroll taxes for the first quarter of 2007 and $9.9 ($0.11 per diluted share) relates to the reduction of payroll taxes for the second quarter of 2007. The proceeds related to this modification for 2007 have been received. The proceeds for 2006 are expected to be received during 2007 or early 2008.

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

(3) Stock Compensation Plans

During the nine months ended September 30, 2007 and 2006, we recognized expense of approximately $18.8 and $15.9, respectively, in share-based compensation expense related to grants of stock options, deferred stock, restricted stock and performance share units, and anticipated issuances of stock related to our employee stock purchase plan. Cash received from stock option exercises was $34.1 and $45.2 for the nine months ended September 30, 2007 and 2006, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award in Selling and Administrative Expenses.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares underlying grants to all employees and the weighted-average fair value per share of each grant during the nine months ended September 30 are presented in the table below:

	9 Months Ended September 30,
	2007		2006
	Shares Granted (thousands)	Wtd.-Avg. Fair Value	Shares Granted (thousands)	Wtd.-Avg. Fair Value
Stock Options	830	$22.40	958	$16.26
Deferred Stock Units	12	75.11	18	47.18
Restricted Stock	26	82.64	53	52.08
Performance Share Units	118	78.09	194	53.00

Total Shares Granted	986	31.29	1,223	24.10

(4) Acquisitions, Discontinued Operations, and Reorganization Costs

Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions in the nine months ended September 30, 2007 was $100.2, primarily related to franchise acquisitions in the U.S. and by Right Management, compared to $7.8 in the nine months ended September 30, 2006.

In connection with the acquisition of Right Management in 2004, we established reserves totaling $24.5 for severance and other office lease closure costs related to streamlining Right Management’s worldwide operations. As of September 30, 2007, $23.2 has been paid from these reserves, of which $1.2 was paid during the first nine months of 2007. The remaining $1.3, which primarily represents future operating lease costs, is expected to be paid by the end of 2008.

Discontinued Operations

In January 2006, we sold a non-core payroll processing business in Sweden, and in December 2006, we sold a non-core facilities management services business in the Nordics and disposed of one of our Right Management subsidiaries. We have recorded the results of these operations as discontinued operations. Summarized financial information for the discontinued operations is as follows:

	3 Months Ended September 30, 2006	9 Months Ended September 30, 2006
Revenues from services	$54.8	$162.9
Cost of services and Selling and administrative expenses	49.7	157.4
Earnings before income taxes	5.1	5.5
Provision for income taxes	1.5	1.7
Net gain on sale of business, net of income taxes of $5.6	—	23.7

Income from discontinued operations, net of income taxes	$3.6	$27.5

Reorganization Costs

In the first quarter of 2006, we recorded expenses totaling $9.5 in the U.K. for severance and other office closure costs related to reorganizations. Of this amount in the U.K., $6.8 has been paid as of September 30, 2007, of which $1.4 was paid during the nine months ended September 30, 2007. We expect a majority of the remaining $2.7 will be paid in 2007. In the fourth quarter of 2006, we recorded expenses totaling $6.9 at Right Management for severance costs. As of September 30, 2007, $4.3 has been paid, of which $4.0 was paid during the nine months ended September 30, 2007. In the third quarter of 2007, we reversed $1.5 of this reserve as fewer than expected former employees have claimed the severance. We expect a majority of the remaining $1.1 will be paid in 2007.

In 2005, we recorded total expenses of $15.3 in France for severance costs related to a reorganization. As of September 30, 2007, $13.0 has been paid from the France reserve, of which $4.4 was paid during the nine months ended September 30, 2007. We expect a majority of the remaining $2.3 will be paid in 2007.

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

We conduct business globally in 73 countries and territories. Accordingly, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2002 through 2006 for our major operations in the U.S., France, U.K., Italy and Japan. As of January 1, 2007, we were subject to tax audits in France and the U.K., and as of September 30, 2007, we were subject to tax audits in France, U.K., U.S., Spain and Germany. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of the statute of limitations, or for other items during the nine months ended September 30, 2007.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. The combined amount of accrued interest and penalties as of January 1, 2007 was $6.2 and is included in the net unrecognized tax benefit. We accrued approximately $2.0 of additional interest and penalties during the nine months ended September 30, 2007.

We provided for income taxes from continuing operations at a rate of 38.9% for the first nine months of 2007 and at a rate of 38.1% for the third quarter of 2007, compared to a rate of 36.8% for the first nine months of 2006 and a rate of 36.7% for the third quarter of 2006. The rate for the third quarter of 2007 is higher than the 2006 rate primarily due to changes in the mix of income from countries with relatively higher tax rates. The rate for the first nine months of 2007 is higher than the 2006 rate primarily due to the impact of certain discrete items recorded in the second quarter of 2007. These discrete items include the income tax cost associated with additional anticipated cash repatriation as a result of the modification to the payroll tax calculation in France, additional valuation allowance recorded for non-U.S. operating losses, and a reduction of the estimated benefit related to foreign tax credits.

Our current estimate of the 2007 annual effective tax rate is 38.3%, which is higher than the U.S. Federal statutory rate of 35% due primarily to higher foreign income tax rates on foreign earnings, and the impact of U.S. state income taxes, other permanent items and the discrete tax items noted above. This rate is higher than the annual effective tax rate of 36.6% for 2006 due to the incremental cost of the discrete items recorded in the second quarter of 2007, and the lower tax cost of the reorganization charges and the costs related to our global cost reduction initiative in 2006.

(6) Earnings Per Share

The calculation of Net Earnings Per Share – Basic is as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2007	2006	2007	2006
Net earnings from continuing operations	$131.7	$97.0	$351.6	$206.1
Income from discontinued operations, net of income taxes	—	3.6	—	27.5

Net earnings available to common shareholders	$131.7	$100.6	$351.6	$233.6
Weighted-average common shares outstanding (in millions)	82.7	85.3	84.0	86.5
Net earnings per share from continuing operations – basic	$1.59	$1.14	$4.19	$2.38
Net earnings per share from discontinued operations – basic	—	0.04	—	0.32

Total	$1.59	$1.18	$4.19	$2.70

The calculation of Net Earnings Per Share – Diluted is as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2007	2006	2007	2006
Net earnings from continuing operations	$131.7	$97.0	$351.6	$206.1
Income from discontinued operations, net of income taxes	—	3.6	—	27.5

Net earnings available to common shareholders	$131.7	$100.6	$351.6	$233.6
Weighted-average common shares outstanding (in millions)	82.7	85.3	84.0	86.5
Effect of restricted stock grants (in millions)	0.2	0.2	0.3	0.3
Effect of dilutive securities - stock options (in millions)	1.2	1.2	1.4	1.2

	84.1	86.7	85.7	88.0
Net earnings per share from continuing operations – diluted	$1.57	$1.12	$4.10	$2.34
Net earnings per share from discontinued operations – diluted	—	0.04	—	0.31

Total	$1.57	$1.16	$4.10	$2.65

The calculation of Net Earnings Per Share – Diluted does not include certain option grants because the exercise price for these options is greater than the average market price of the common shares during the three month period ended September 30, 2007. There were 1,085,500 and 42,500 options excluded from the calculation for the three and nine months ended September 30, 2007, respectively. There were no such options excluded for the three and nine month periods ended September 30, 2006.

(7) Accounts Receivable Securitization

In July 2007, we amended our $200.0 Receivables Facility to extend its maturity to July 2008. All other terms remain substantially unchanged. There were no borrowings outstanding under this facility as of September 30, 2007 or December 31, 2006.

(8) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	Defined Benefit Pension Plans
	3 Months Ended September 30,		9 Months Ended September 30,
	2007	2006	2007	2006
Service cost	$3.4	$3.1	$10.1	$9.0
Interest cost	3.6	3.5	10.8	10.2
Expected return on assets	(3.2)	(2.9)	(9.5)	(8.4)
Other	0.7	1.1	4.1	3.3

Total benefit cost	$4.5	$4.8	$15.5	$14.1

	Retiree Health Care Plan
	3 Months Ended September 30,		9 Months Ended September 30,
	2007	2006	2007	2006
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.3	0.3	1.0	0.9
Other	(0.1)	(0.2)	(0.3)	(0.5)

Total benefit cost	$0.3	$0.2	$0.9	$0.7

For the three and nine months ended September 30, 2007, contributions made to our pension plans were $6.5 and $15.4, respectively, and contributions made to our retiree health care plan were $0.4 and $1.1, respectively. We expect to make total contributions of $19.1 to our pension plans and $1.5 to our retiree health care plan during 2007.

(9) Shareholders’ Equity

The components of Comprehensive Income, net of tax, are as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$131.7	$100.6	$351.6	$233.6
Other comprehensive income:
Foreign currency translation gain (loss)	76.8	(22.3)	114.6	55.5
Unrealized gain on investments	—	1.3	1.7	0.7
Unrealized (loss) gain on derivatives	(0.2)	—	1.8	2.6
Defined benefit pension plans	0.5	—	0.9	—
Retiree health care plan	(0.1)	—	1.8	—

Comprehensive income	$208.7	$79.6	$472.4	$292.4

The components of Accumulated Other Comprehensive Income, net of tax, are as follows:

	September 30, 2007	December 31, 2006
Foreign currency translation gain	$262.2	$147.6
Unrealized gain on investments	10.6	8.9
Unrealized loss on derivatives	(3.0)	(4.8)
Defined benefit pension plans	(33.1)	(34.0)
Retiree health care plan	4.7	2.9

Accumulated other comprehensive income	$241.4	$120.6

During the three and nine months ended September 30, 2007, we repurchased a total of 3,729,400 and 4,944,200 common shares at a total cost of $270.5 and $359.5, respectively. In 2007, a total of 4,405,500 shares, at a total cost of $325.0, have been repurchased under our 2006 authorization, completing the repurchases allowed under the authorization.

In August 2007, the Board of Directors authorized the repurchase of additional 5.0 million shares of our common shares, not to exceed a total purchase price of $400.0. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of September 30, 2007, we have repurchased a total of 538,700 shares at a total cost of $34.5 under our 2007 authorization.

On May 2, 2007, the Board of Directors declared a cash dividend of $0.32 per share, which was paid on June 14, 2007 to shareholders of record on June 5, 2007.

On October 23, 2007, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on December 14, 2007 to shareholders of record on December 5, 2007.

(10) Interest and Other Expenses

Interest and Other Expenses consists of the following:

	3 Months Ended September 30,		9 Months Ended September 30,
	2007	2006	2007	2006
Interest expense	$17.0	$14.4	$46.5	$39.1
Interest income	(8.7)	(4.4)	(24.3)	(11.5)
Foreign exchange (gain) loss	(0.1)	0.3	0.1	2.5
Miscellaneous expenses, net	0.9	0.3	4.1	6.0

Interest and other expenses	$9.1	$10.6	$26.4	$36.1

(11) Segment Data

	3 Months Ended September 30,		9 Months Ended September 30,
	2007	2006	2007	2006
Revenues from Services:
United States (a)	$502.2	$542.1	$1,474.4	$1,587.0
France	1,871.3	1,654.0	5,149.2	4,430.1
Other EMEA (b)	1,740.3	1,353.4	4,798.7	3,760.7
Italy (b)	334.5	276.3	993.1	810.4
Jefferson Wells	85.5	93.9	250.6	288.2
Right Management	98.7	90.5	298.4	288.4
Other Operations	662.9	579.8	1,901.0	1,687.0

Consolidated (a)	$5,295.4	$4,590.0	$14,865.4	$12,851.8

Operating Unit Profit:
United States	$24.1	$28.6	$61.7	$60.6
France	100.7	62.0	308.3	142.1
Other EMEA (b)	74.4	49.2	166.8	92.3
Italy (b)	24.6	16.7	70.1	47.3
Jefferson Wells	(1.7)	10.0	0.4	25.7
Right Management	5.7	2.2	22.8	17.9
Other Operations	18.8	16.4	46.6	48.8

Consolidated	246.6	185.1	676.7	434.7
Corporate expenses	21.4	17.9	64.7	62.6
Amortization of intangible assets	3.3	3.3	9.8	9.8
Interest and other expenses	9.1	10.6	26.4	36.1

Earnings before income taxes and discontinued operations	$212.8	$153.3	$575.8	$326.2

(a)	In the United States, where a majority of our franchises operate, Revenues from Services include fees received from the related franchise offices of $6.5 and $6.6 for the three months ended September 30, 2007 and 2006, respectively, and $18.3 and $17.9 for the nine months ended September 30, 2007 and 2006, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $270.7 and $285.9 for the three months ended September 30, 2007 and 2006, respectively, and $818.3 and $860.1 for the nine months ended September 30, 2007 and 2006, respectively.

Our consolidated Revenues from Services include fees received from our franchise offices of $9.4 and $9.6 for the three months ended September 30, 2007 and 2006, respectively, and $26.8 and $26.4 for the nine months ended September 30, 2007 and 2006, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $387.4 and $392.3 for the three months ended September 30, 2007 and 2006, respectively, and $1,111.6 and $1,143.8 for the nine months ended September 30, 2007 and 2006, respectively.

(b)	Italy and Other EMEA were combined as the EMEA segment in previous years. All previous years’ results have been revised to conform to the current year presentation.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Financial Measures on pages 21 and 22 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended September 30, 2007 and 2006

Revenues from Services increased 15.4% to $5,295.4 million for the third quarter of 2007 from the same period in 2006. Revenues were positively impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. Revenue growth in the third quarter of 2007 was also favorably impacted by acquisitions, primarily due to franchise acquisitions. In constant currency, revenues increased 8.5%. Revenues increased 15.0% excluding acquisitions, or 8.1% on an organic constant currency basis. This growth rate is a result of increased demand for our services in most of our markets, including France, Other EMEA, Italy, Right Management and Other Operations, where revenues increased 4.8%, 19.1%, 12.0%, 4.6% and 10.7%, respectively, on a constant currency basis. We also saw solid growth in revenue from our permanent recruitment business which increased 47.5% on a consolidated basis.

Gross Profit increased 21.2% to $974.4 million for the third quarter of 2007. In constant currency, Gross Profit increased 14.2%. Gross Profit Margin was 18.4%, an increase of 0.9% from the third quarter of 2006. Included in the third quarter 2007 Gross Profit is the impact of a modification to the calculation of payroll taxes in France, which reduced the amount of payroll taxes for the period (see Note 1 to the consolidated financial statements for further information). The impact of this modification was an increase in Gross Profit of $30.4 million for the three months ended September 30, 2007. This amount represents a 57 basis point (0.57%) impact on third quarter 2007 Gross Profit Margin. The remaining increase in Gross Profit Margin is primarily the result of an increase in our temporary recruitment business margin (+0.25%) and an increase in our permanent recruitment business (+0.36%), offset by a change in the mix of services provided (-0.30%) primarily due to a relatively lesser amount of revenues coming from Jefferson Wells and Right Management where the gross profit margin is generally higher than the company average.

Selling and Administrative Expenses increased 17.5% from the third quarter of 2006 to $752.5 million in the third quarter of 2007. These expenses increased 11.2% in constant currency. As a percent of revenues, Selling and Administrative Expenses were 14.2% in the third quarter of 2007 compared to 13.9% in the third quarter of 2006. Included in the third quarter 2007 Selling and Administrative Expenses are costs related to the modification to the payroll tax calculation in France and costs associated with the move of our corporate headquarters. The impact of the French payroll tax modification and the move costs was an increase in Selling and Administrative Expenses of $3.4 million and $3.9 million, respectively for the three months ended September 30, 2007. These amounts represent a 14 basis point (0.14%) impact on third quarter 2007 Selling and Administrative Expenses as a percent of revenues. The remaining 16 basis point (0.16%) increase in Selling and Administrative Expenses as a percent of revenue reflects the increased personnel costs and continued investments in certain markets, offset by the favorable impact of cost control efforts and productivity gains.

Operating Profit increased 35.3% for the third quarter of 2007 compared to 2006, with an Operating Profit Margin of 4.2% in 2007 compared to 3.6% in 2006. On a constant currency basis, Operating Profit increased 26.0%. Acquisitions had a minimal impact on Operating Profit for the quarter. Included in the third quarter 2007 Operating Profit is the impact of the modification to the payroll tax calculation in France. The impact of this modification was an increase to Operating Profit of $27.0 million for the three months ended September 30, 2007. This represents a 16.5% increase in Operating Profit and a 50 basis point (0.50%) impact on third quarter 2007 Operating Profit Margin, respectively. The remaining 10 basis point (0.10%) increase in Operating Profit Margin reflects the favorable impact of cost control efforts and productivity gains and the increase in Gross Profit Margin.

Interest and Other Expenses were $9.1 million in the third quarter of 2007 compared to $10.6 million for the same period in 2006. Net Interest Expense decreased $1.7 million in the quarter to $8.3 million due primarily to higher interest income as a result of our higher average cash levels over the period. Translation gains in the third quarter of 2007 were $0.1 million compared to a loss of $0.3 million in the third quarter of 2006. Miscellaneous Expenses, net, which consists of bank fees and other non-operating income and expenses, were $0.9 million in the third quarter of 2007 compared to $0.3 million in the third quarter of 2006.

We provided for income taxes from continuing operations at a rate of 38.1% for the third quarter of 2007 compared to a rate of 36.7% for the third quarter of 2006. The rate for the third quarter 2007 is higher than the 2006 rate primarily due to changes in the mix of income from countries with relatively higher tax rates.

Net Earnings Per Share – Diluted increased 40.2% to $1.57 in the third quarter of 2007 compared to $1.16 in the third quarter of 2006. Net Earnings Per Share From Continuing Operations – Diluted was $1.57 in 2007 compared to $1.12 in 2006. The impact of the payroll tax modification in France was an increase in Net Earnings of $16.1 million ($0.19 Net Earnings Per Share – Diluted) for the three months ended September 30, 2007. Higher foreign currency exchange rates positively impacted Net Earnings Per Share – Diluted by approximately $0.08 in the third quarter of 2007 compared to 2006. Weighted-Average Shares – Diluted were 84.1 million in the third quarter of 2007, a decline of 3.0% from the third quarter of 2006. This decline is primarily a result of share repurchases in late 2006 and the first nine months of 2007.

Operating Results - Nine Months Ended September 30, 2007 and 2006

Revenues from Services increased 15.7% to $14,865.4 million for the first nine months of 2007 from the same period in 2006. Revenues were positively impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 8.9%. Revenue growth in the first nine months of 2007 was also favorably impacted by acquisitions, primarily due to franchise acquisitions. Revenues increased 15.5% excluding acquisitions, or 8.7% on an organic constant currency basis. This growth rate is a result of increased demand for our services in most of our markets, including France, Other EMEA, Italy and Other Operations, where revenues increased 7.7%, 17.8%, 13.5% and 10.7%, respectively, on a constant currency basis. We also saw solid growth in our permanent recruitment business, which increased 45.1% on a consolidated basis.

Gross Profit increased 22.7% to $2,798.5 million for the first nine months of 2007. In constant currency, Gross Profit increased 16.0%. Gross Profit Margin was 18.8%, an increase of 1.1% from the first nine months of 2006. Included in Gross Profit for the first nine months of 2007 is the impact of the modification to the calculation of payroll taxes in France, which reduced the amount of payroll taxes retroactive to January 1, 2006. The impact of this modification was an increase in Gross Profit of $76.4 million related to 2006 and $68.0 million for the nine months ended September 30, 2007. These amounts represent a 51 basis point (0.51%) and a 46 basis point (0.46%) impact on Gross Profit Margin for the first nine months of 2007, respectively. The remaining increase in Gross Profit Margin is primarily due to an increase in our temporary recruitment business margin (+0.12%) and an increase in our permanent recruitment business (+0.33%), offset by a change in the mix of services provided (-0.34%) primarily due to a lesser amount of revenues coming from Jefferson Wells and Right Management where the gross profit margin is generally higher than the company average.

Selling and Administrative Expenses increased 14.5% from the first nine months of 2006, to $2,196.3 million in the first nine months of 2007. These expenses increased 8.5% in constant currency. As a percent of revenues, Selling and Administrative Expenses were 14.8% in the first nine months of 2007 compared to 14.9% in the first nine months of 2006. Included in Selling and Administrative Expenses for the first nine months of 2007 are costs related to the retroactive modification to the payroll tax calculation in France as well as costs associated with the move of our corporate headquarters. These amounts resulted in a 15 basis point (0.15%) increase in Selling and Administrative Expenses as a percent of revenue. Included in Selling and Administrative Expenses for the first nine months of 2006 were $18.2 million of reorganization charges and global cost reduction project costs, which resulted in a 14 basis point (0.14%) increase in Selling and Administrative Expenses as a percent of revenue for the first nine months of 2006. The remaining period-over-period decrease of 11 basis points (0.11%) is due to a favorable impact of cost control efforts and productivity gains offset by continued investments in certain markets.

Operating Profit increased 66.2% for the first nine months of 2007 compared to 2006, with an Operating Profit Margin of 4.1% in 2007 compared to 2.8% in 2006. On a constant currency basis, Operating Profit increased 55.3%. Acquisitions had a minimal impact on Operating Profit for the first nine months of 2007. Included in Operating Profit for the first nine months of 2007 is the impact of the retroactive modification to the payroll tax calculation in France. This modification resulted in an increase in Operating Profit of $66.6 million related to 2006 and $59.7 million for the nine months ended September 30, 2007. These amounts represent an 18.4% and a 16.5% increase in Operating Profit, respectively, and a 50 basis point (0.50%) and a 40 basis point (0.40%) impact on Operating Profit Margin, respectively. In the first nine months of 2006, we had reorganization charges and global cost reduction project costs of $18.2 million, representing a 14 basis point (0.14%) reduction in Operating Profit Margin for the first nine months of 2006. The remaining 26 basis points (0.26%) of margin improvement reflects the favorable impact of cost control efforts and productivity gains.

Interest and Other Expenses were $26.4 million in the first nine months of 2007 compared to $36.1 million for the same period in 2006. Net Interest Expense decreased $5.4 million to $22.2 million in the first nine months of 2007, as increases in interest expense were offset by higher interest income as a result of our higher cash levels. Translation losses in the first nine months of 2007 were $0.1 million compared to $2.5 million in the first nine months of 2006. Miscellaneous Expenses, net, which consist of bank fees and other non-operating income and expenses, were $4.1 million in the first nine months of 2007 compared to $6.0 million in the first nine months of 2006.

We provided for income taxes from continuing operations at a rate of 38.9% for the first nine months of 2007 compared to a rate of 36.8% for the first nine months of 2006. The rate for the first nine months of 2007 is higher than the 2006 rate primarily due to the impact of certain discrete items recorded in the second quarter of 2007. These discrete items include the income tax cost associated with additional anticipated cash repatriation as a result of the modification to the payroll tax calculation in France, additional valuation allowance recorded for non-U.S. operating losses, and a reduction of the estimated benefit related to foreign tax credits. Our current estimate of the 2007 annual effective tax rate is 38.3%, which is higher than the U.S. Federal statutory rate of 35% due primarily to higher foreign income tax rates on foreign earnings, and the impact of U.S. state income taxes, other permanent items and the discrete tax items noted above. This rate is higher than the annual effective tax rate of 36.6% for 2006 due to the incremental cost of the discrete items recorded in the second quarter of 2007, and the lower tax cost of the reorganization charges and the costs related to our global cost reduction initiative in 2006.

Net Earnings Per Share – Diluted increased 54.7% to $4.10 in the first nine months of 2007 compared to $2.65 in the first nine months of 2006. Net Earnings Per Share From Continuing Operations – Diluted was $4.10 in 2007 compared to $2.34 in 2006. Included in Net Earnings is the impact of the retroactive modification to the payroll tax calculation in France. The impact of this modification was an increase to Net Earnings of $38.4 million related to 2006 and $34.9 million for the nine months ended September 30, 2007. These amounts represent a $0.44 and $0.41 impact on Net Earnings Per Share—Diluted, respectively. The higher foreign currency exchange rates favorably impacted Net Earnings Per Share – Diluted by approximately $0.19 in the first nine months of 2007 compared to 2006. Weighted-Average Shares – Diluted were 85.7 million in the first nine months of 2007, a decline of 2.7% from the first nine months of 2006. This decline is primarily a result of share repurchases in late 2006 and the first nine months of 2007.

Segment Operating Results

United States

In the United States, revenues decreased 7.4% for the third quarter of 2007 compared to the third quarter of 2006. Excluding acquisitions, revenues decreased 9.8% for the third quarter of 2007 compared to the third quarter of 2006. This decrease is due primarily to a decrease in staffing volume, as demand for our staffing services declined, partially offset by a 33.4% increase in revenue from our permanent recruitment business. We continue to experience slight year-over-year growth in our professional business and revenue declines in our office and industrial business.

Gross Profit Margin increased during the third quarter of 2007 compared to the third quarter of 2006, primarily due to an increase in the permanent recruitment business. Acquisitions did not have an impact on Gross Profit Margin during the third quarter of 2007.

Selling and Administrative Expenses increased during the third quarter of 2007 compared to 2006, primarily due to increased advertising expense, but decreased for the first nine months of 2007 compared to the same period of 2006. Excluding acquisitions, Selling and Administrative Expenses decreased for the three and nine months ended September 30, 2007.

Operating Unit Profit (“OUP”) Margin in the United States was 4.8% and 5.3% for the third quarter of 2007 and 2006, respectively. This decrease is due to the de-leveraging effect of the revenue decline as revenues have declined more than expenses, partially offset by the increase in Gross Profit Margin. For the first nine months of 2007, OUP Margin was 4.2% in 2007 compared to 3.8% in 2006. Acquisitions had a minimal impact on OUP Margin for the three and nine months ended September 30, 2007.

France

In France, revenues increased 13.1% (4.8% in constant currency) during the third quarter of 2007 compared to 2006. This constant currency growth rate is lower than that experienced in the first two quarters of 2007 due to a decline in the demand for our services as a result of a softening in the manufacturing and construction industry, which is a large portion of the staffing industry in France.

Gross Profit Margin increased in the third quarter of 2007 compared to the third quarter of 2006 due primarily to the impact of the modification to the calculation of payroll taxes. The impact of this modification was an increase in Gross Profit Margin of 160 basis points (1.60%) for the third quarter of 2007. Gross Profit Margin also increased in the quarter as a result of increased permanent recruitment business.

Selling and Administrative Expenses increased during the third quarter of 2007 compared to the third quarter of 2006 due to costs related to the modification to the payroll tax calculation, as well as investments in the permanent recruitment business. The costs related to the modification to the payroll tax calculation represent a 20 basis point (0.20%) impact on third quarter 2007 Selling and Administrative Expenses as a percent of revenue. Selling and Administrative Expenses as a percent of revenue for the third quarter of 2007 is the same as the third quarter of 2006.

During the third quarter of 2007 and 2006, OUP Margin in France was 5.4% and 3.7%, respectively. Included in the third quarter 2007 OUP is the impact of the retroactive modification to the payroll tax calculation. The impact of this modification was $27.0 million for the three months ended September 30, 2007. This amount represents a 43.6% increase in OUP, and a 150 basis point (1.50%) impact on third quarter 2007 OUP Margin. The remaining 20 basis point (0.20%) increase reflects the leveraging of our expense base as we were able to support the increased staffing revenues without a similar increase in expenses.

Other EMEA

In previous years, the results of Other EMEA and Italy were combined as the EMEA segment. Italy is now a separate reportable segment and all previous years’ results have been revised to conform to the current year presentation.

In Other EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France and Italy), revenues increased 28.6% (19.1% in constant currency) in the third quarter of 2007 compared to the third quarter of 2006, an improvement from the revenue growth reported in the first two quarters of 2007. Local currency revenue growth was experienced in most major markets with the highest growth rates reported by the Nordics, Germany, the Netherlands and Elan. Permanent recruitment revenues increased 45.5% during the quarter as a result of our continued investments in this business.

Gross Profit Margin increased in the third quarter of 2007 compared to the third quarter of 2006 and also increased in the first nine months of 2007 compared to the first nine months of 2006 primarily due to the increase in permanent recruitment revenues, improved pricing in certain markets and the change in the mix of business, as geographies with relatively higher gross margins are growing faster than those with lower gross margins.

Selling and Administrative Expenses increased in the third quarter of 2007 compared to the third quarter of 2006 due to the need to support the increased volumes. Expenses as a percent of revenue in the third quarter increased slightly from the third quarter of 2006 but improved for the first nine months of 2007 compared to the first nine months of 2006.

OUP Margin for Other EMEA was 4.3% and 3.6% for the third quarter of 2007 and 2006, respectively. This margin improvement was the result of the increased Gross Profit Margin level. OUP Margin was 3.5% and 2.5% for the first nine months of 2007 and 2006, respectively.

Italy

In Italy, revenues increased 21.1% (12.0% in constant currency) in the third quarter of 2007 compared to the third quarter of 2006, as demand for our services in Italy slowed slightly from earlier in the year but remained strong. Permanent recruitment revenues increased 83.5% during the third quarter of 2007 compared to the third quarter of 2006. Revenues in the first nine months of 2007 increased 22.5% (13.5% in constant currency) from the prior year.

Gross Profit Margin in the third quarter of 2007 increased compared to the third quarter of 2006 due to the increase in permanent recruitment revenues and improved pricing discipline in the market.

Selling and Administrative Expenses increased during the third quarter of 2007 compared to the third quarter of 2006 primarily due to increases in personnel and communication costs. However, expenses as a percent of revenue decreased in the third quarter and the first nine months of 2007 compared to the third quarter and first nine months of 2006 as we were able to leverage the existing cost base to support the increased revenues without a similar increase in expenses.

OUP Margin for Italy was 7.3% and 6.1% for the third quarter of 2007 and 2006, respectively. This margin improvement was primarily the result of leveraging our expense base with increased revenues. OUP Margin for Italy was 7.1% and 5.8% for the first nine months of 2007 and 2006, respectively.

Jefferson Wells

Revenues for Jefferson Wells decreased 8.9% in the third quarter of 2007 compared to the third quarter of 2006 due primarily to the decline in Sarbanes-Oxley related control services and the completion of two large projects that positively impacted 2006 revenue levels. Revenues for the first nine months of 2007 decreased 13.0% from the prior year.

The Gross Profit Margin in the third quarter of 2007 declined compared to the third quarter of 2006 due to lower utilization of our professional staff.

Selling and Administrative Expenses increased 21.1% during the third quarter compared to the third quarter of 2006 due to $3.0 of expenses related to the move of Jefferson Wells to the new corporate headquarters and our continued investment in new offices, both domestically and internationally. As a percentage of revenue, expenses have increased compared to the third quarter of 2006. Expenses for the first nine months of 2007 increased 7.4% from the prior year.

The OUP Margin for Jefferson Wells in the third quarter of 2007 was -2.0% compared to 10.6% in the third quarter of 2006. This decreased margin is primarily the result of lower utilization of professional staff, investment in new offices and the costs associated with the move to the new corporate headquarters. OUP Margin for Jefferson Wells was 0.2% and 8.9% for the first nine months of 2007 and 2006, respectively.

Right Management

Revenues for Right Management in the third quarter of 2007 increased 9.0% (4.6% in constant currency) compared to the third quarter of 2006. Excluding acquisitions, revenues increased 5.0% or 0.7% in constant currency. This increase in constant currency is the result of improving demand for Right’s organizational consulting services and represents an improvement from the growth seen in the first and second quarter of 2007. Revenues for the first nine months of 2007 were 3.5% higher than the prior year (a decrease of 0.5% in constant currency or 3.2% in organic constant currency).

Gross Profit Margin in the third quarter of 2007 stayed relatively flat compared to the third quarter of 2006.

Selling and Administrative Expenses decreased in the third quarter of 2007 compared to the third quarter of 2006 in constant currency, and decreased as a percentage of revenues. Selling and Administrative Expenses as a percentage of revenues for the first nine months of 2007 decreased from the first nine months of 2006, due to reduced personnel and office expenses including the $1.2 million reorganization charge recorded in the first quarter of 2006.

OUP Margin for Right Management was 5.8% in the third quarter of 2007 compared to 2.4% in the third quarter of 2006 due to the lower Selling and Administrative Expenses and the leveraging of the existing cost base to support the increased revenues without a similar increase in expense. OUP Margin for the first nine months of 2007 was 7.7% compared to 6.2% in 2006.

Other Operations

Revenues for Other Operations increased 14.4% (10.7% in constant currency) during the third quarter of 2007 compared to 2006. Revenue increases for the third quarter, in constant currency, were experienced in most major markets in this segment, including Argentina, Mexico and Japan which experienced revenue growth rates of 35.1%, 9.3% and 8.5%, respectively. India and China also continue to show strong revenue growth. Permanent recruitment revenues increased 45.1% as a result of investments in this business. For the first nine months of 2007, revenues for this segment have increased 12.7% from the prior year (10.7% in constant currency).

The Gross Profit Margin increased slightly in the third quarter of 2007 compared to 2006 primarily due to a shift in the mix of business toward those countries and services with higher gross profit margins, offset by the decreased Gross Profit Margin in Japan.

Selling and Administrative Expenses increased 15.4% in the third quarter of 2007 compared to the third quarter of 2006 to support the increased revenue levels, investments in office openings and the permanent recruitment business in certain markets. Expenses as a percent of revenue were in line for the both the third quarter and first nine months of 2007 compared to the same periods in 2006.

The OUP Margin for Other Operations declined in the third quarter to 2.8% in 2007, from 2.9% in 2006. OUP Margin was 2.4% and 2.9% for the first nine months of 2007 and 2006, respectively, due in part to a major advertising campaign in Japan in the first quarter of 2007.

Financial Measures

Constant Currency and Organic Constant Currency Reconciliation

Changes in our revenues and operating profits include the impact of changes in foreign currency exchange rates. We provide “constant currency” and “organic constant currency” calculations, which are non-GAAP measures, in this quarterly report to remove the impact of these items. We typically express year-over-year variances that are calculated in constant currency and organic constant currency as a percentage.

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

A reconciliation to the percent variances calculated based on our financial results is provided below.

	Three Months Ended September 30, 2007 Compared to 2006
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
United States	$502.2	(7.4)%	—%	(7.4)%	2.4%	(9.8)%
France	1,871.3	13.1	8.3	4.8	—	4.8
Other EMEA	1,740.3	28.6	9.5	19.1	—	19.1
Italy	334.5	21.1	9.1	12.0	—	12.0
Jefferson Wells	85.5	(8.9)	—	(8.9)	—	(8.9)
Right Management	98.7	9.0	4.4	4.6	3.9	0.7
Other Operations	662.9	14.4	3.7	10.7	—	10.7

Manpower Inc.	$5,295.4	15.4	6.9	8.5	0.4	8.1

Gross Profit	$974.4	21.2	7.0	14.2	0.6	13.6
Selling and Administrative Expenses	$752.5	17.5	6.3	11.2	0.5	10.7
Operating Profit	$221.9	35.3	9.3	26.0	1.3	24.7

(a)	In millions for the three months ended September 30, 2007.

	Nine Months Ended September 30, 2007 Compared to 2006
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
United States	$1,474.4	(7.1)%	—%	(7.1)%	1.0%	(8.1)%
France	5,149.2	16.2	8.5	7.7	—	7.7
Other EMEA	4,798.7	27.6	9.8	17.8	—	17.8
Italy	993.1	22.5	9.0	13.5	—	13.5
Jefferson Wells	250.6	(13.0)	—	(13.0)	—	(13.0)
Right Management	298.4	3.5	4.0	(0.5)	2.7	(3.2)
Other Operations	1,901.0	12.7	2.0	10.7	—	10.7

Manpower Inc.	$14,865.4	15.7	6.8	8.9	0.2	8.7

Gross Profit	$2,798.5	22.7	6.7	16.0	0.4	15.6
Selling and Administrative Expenses	$2,196.3	14.5	6.0	8.5	0.2	8.3
Operating Profit	$602.2	66.2	10.9	55.3	0.8	54.5

(a)	In millions for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Cash provided by operating activities was $299.2 million in the first nine months of 2007 compared to $226.1 million for the first nine months of 2006. This increase is primarily due to the increased operating earnings, offset by increased working capital needs. Cash provided by operating activities before changes in working capital requirements increased to $436.8 million in the first nine months of 2007 compared to $275.4 million in the first nine months of 2006 due primarily to the increase in earnings. Working capital needs increased to $137.6 million in the first nine months of 2007 compared to $49.3 million in the first nine months of 2006.

Accounts receivable increased to $4,537.3 million as of September 30, 2007 from $3,837.2 million as of December 31, 2006. This increase is due to higher business volumes in the third quarter of 2007 compared to the fourth quarter of 2006, changes in foreign currency exchange rates, and an incremental $44.9 million as a result of the payroll tax modification in France. At December 31, 2006 exchange rates, the September 30, 2007 balance would have been approximately $266.5 million lower than reported.

Capital expenditures were $65.8 million in the first nine months of 2007 compared to $47.3 million during the first nine months of 2006. These expenditures are primarily comprised of leasehold improvements, purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions in the first nine months of 2007 was $100.2 million, primarily due to franchise acquisitions in the U.S. and by Right Management, compared to $7.8 million in the first nine months of 2006.

In January 2006, we sold a non-core payroll processing business in Sweden. The cash proceeds from this sale of $29.6 million were received in 2006. In December of 2005, we sold one of our available-for-sale investments for a gain of $2.6 million. Proceeds from this transaction of $8.8 million were received in the first half of 2006.

Net debt borrowings in the first nine months of 2007 were $15.7 million compared to repayments of $0.6 million in the first nine months of 2006.

In July 2007, we amended our $200.0 million Receivables Facility to extend its maturity to July 2008. All other terms remain substantially unchanged. There were no borrowings outstanding under this facility as of September 30, 2007 or December 31, 2006.

As of September 30, 2007, we had borrowings of $142.7 million and letters of credit of $3.7 million outstanding under our $625.0 million revolving credit agreement. There were no borrowings outstanding under our commercial paper program.

Our $625.0 million revolving credit agreement requires, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.05 to 1 and a fixed charge ratio of 3.76 to 1 as of September 30, 2007. Based upon current forecasts, we expect to be in compliance with these covenants for the remainder of 2007.

In addition to the previously mentioned facilities, we maintain separate bank facilities with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2007, such facilities totaled $328.7 million, of which $276.7 million was unused. Of the unused amount, $248.0 million was unused due to limitations on subsidiary borrowings. Under the $625.0 million revolving credit agreement, total subsidiary borrowings cannot exceed $150.0 million in the first, second and fourth quarters, and $300.0 million in the third quarter of each year.

In October 2006, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total price of $325.0 million. During the first nine months of 2007, we repurchased 4,405,500 shares at a total cost of $325.0 million, completing the repurchases allowed under the authorization.

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total price of $400.0 million. During the third quarter of 2007, we repurchased a total of 538,700 shares at a total cost of $34.5 million. There are 4.5 million shares remaining available for repurchase under the 2007 authorization, not to exceed a total price of $365.5 million. During the first nine months of 2006, we repurchased 4.0 million shares at a total cost of $235.9 million under the 2005 authorization.

On May 2, 2007, the Board of Directors declared a cash dividend of $0.32 per share, which was paid on June 14, 2007 to shareholders of record on June 5, 2007.

On October 23, 2007, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on December 14, 2007 to shareholders of record on December 5, 2007.

We have aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,807.0 million as of September 30, 2007 compared to $1,855.3 million as of December 31, 2006.

In the first quarter of 2006, we recorded expenses totaling $9.5 million in the U.K. for severance and other office closure costs related to reorganizations. Of this amount, $6.8 million has been paid as of September 30, 2007, of which $1.4 million was paid during the nine months ended September 30, 2007. We expect a majority of the remaining $2.7 million will be paid in 2007.

In the fourth quarter of 2006, we recorded expenses totaling $6.9 million at Right Management for severance costs. As of September 30, 2007, $4.3 million has been paid, of which $4.0 million was paid during the nine months ended September 30, 2007. In the third quarter of 2007, we reversed $1.5 million of this reserve as fewer than expected former employees have claimed the severance. We expect a majority of the remaining $1.1 million will be paid in 2007.

In 2005, we recorded total expenses of $15.3 million in France for severance costs related to a reorganization. As of September 30, 2007, $13.0 million has been paid from the France reserve, of which $4.4 million was paid during the nine months ended September 30, 2007. We expect a majority of the remaining $2.3 million will be paid in 2007.

In connection with the acquisition of Right Management in 2004, we established reserves totaling $24.5 million for severance and other office lease closure costs related to streamlining Right Management’s worldwide operations. As of September 30, 2007, $23.2 million has been paid from these reserves, of which $1.2 million was paid during the first nine months of 2007. The remaining $1.3 million, which primarily represents future operating lease costs, is expected to be paid by the end of 2008.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $133.0 million and $136.5 million as of September 30, 2007 and December 31, 2006, respectively, consisting of $71.5 million and $61.6 million for guarantees, respectively, and $61.5 million and $74.9 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts and indebtedness. The stand-by letters of credit relate to insurance requirements and debt facilities. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

Employment-Related Items

In April 2007, we received a letter from the Central Agency for Social Security Organizations in France regarding a modification to the calculation of payroll taxes under certain French social programs aimed at encouraging the employment of low-wage workers. This modification reduced the amount of payroll taxes that we are required to remit, retroactive to January 1, 2006. On July 26, 2007 the French Senate passed an amendment to this social security legislation, which eliminates the payroll tax benefit resulting from the modification effective October 1, 2007. Beginning with the fourth quarter, our earnings will no longer be favorably impacted by the lower payroll tax calculation.

Included in the third quarter is $27.0 million ($16.1 million after tax, or $0.19 per diluted share) of net benefit related to this modification, including an increase to Gross Profit of $30.4 and an increase to Selling and Administrative Expenses of $3.4 million. Included in the second quarter is $99.3 million ($57.2 million after tax, or $0.66 per diluted share) of net benefit related to this modification, including an increase to Gross Profit of $113.9 million and an increase to Selling and Administrative Expenses of $14.6 million. Of the cumulative Net Earnings benefit recorded in the second quarter, $38.4 million ($0.45 per diluted share) relates to the reduction of payroll taxes for 2006, $8.9 million ($0.10 per diluted share) relates to the reduction of payroll taxes for the first quarter of 2007 and $9.9 million ($0.11 per diluted share) relates to the reduction of payroll taxes for the second quarter of 2007. The proceeds related to this modification for 2007 have been received. The proceeds for 2006 are expected to be received during 2007 or early 2008.

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

We have completed our annual impairment review for 2007 and determined there to be no impairment of either goodwill or indefinite-lived intangible assets. We plan to perform our next annual impairment review during the third quarter of 2008.

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

Item 1A – Risk Factors

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

Some or all of the factors identified in our annual report on Form 10-K and the above statement may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances except as required under federal securities regulations.

Risk Factors

We have identified various risk factors in our annual report on Form 10-K for the year ended December 31, 2006. In addition to those, as of September 30, 2007, we have outsourced certain aspects of our business to third party vendors that subject us to risks, including disruptions in our business and increased costs. For example, we have engaged a third party to host and manage certain aspects of our data center information and technology infrastructure. Accordingly, we are subject to the risks associated with the vendor’s ability to provide information technology services to meet our needs. Our operations will depend significantly upon their and our ability to make our servers, software applications and websites available and to protect our data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If the cost of hosting and managing certain aspects of our data center information technology structure is more than expected, or if the vendor or we are unable to adequately protect our data and information is lost or our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2007 and October 2006, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million and $325.0 million, respectively. The plans were announced on August 27, 2007 and October 31, 2006, respectively. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under this authorization.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1- 31, 2007	284,000	$83.94	284,000	3,501,200
August 1 - 31, 2007	2,946,700	72.92	2,946,700	4,960,000	(1)
September 1 - 30, 2007	498,700	63.65	498,700	4,461,300	(1)

(1)	As of August 24, 2007, the total purchase price for the shares repurchased under the 2006 authorization was $325.0 million, completing the repurchases allowed under the authorization. Starting August 30, shares have been repurchased under the 2007 authorization which allows repurchases of 5.0 million shares of our common shares, not to exceed a total purchase price of $400.0 million.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2007:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)	consultation regarding appropriate handling of items on tax returns, required disclosures, elections and filing positions available to us;

(c)	assistance with tax audits and examinations, including providing technical advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, U.S. treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(d)	advice and assistance with respect to transfer pricing matters, including the preparation of reports used by us to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions;

(e)	advice regarding tax issues relating to our internal reorganizations;

(f)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(g)	reviews of the our quarterly financial statements;

(h)	consultation regarding current, proposed and newly adopted accounting pronouncements;

(i)	training on U.S. GAAP topics for a foreign subsidiary;

(j)	audit of a foreign employee pension plan;

(k)	advice and assistance related to data privacy;

(l)	assessment of the risks and opportunities related to providing sole supplier services for a specific client business for a foreign subsidiary;

(m)	due diligence work on a potential acquisition; and

(n)	auditor reports required as part of an internal restructuring and related to a government grant.

Item 6 - Exhibits

10.1	Change of Control Severance Agreement dated August 1, 2007 between Manpower Inc. and Darryl Green, incorporated by reference to the Company’s Current Report on Form 8-K dated August 1, 2007.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: November 8, 2007	/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President, Chief Financial Officer, and Secretary (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Change of Control Severance Agreement dated August 1, 2007 between Manpower Inc. and Darryl Green, incorporated by reference to the Company’s Current Report on Form 8-K dated August 1, 2007.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.