Form 10-K
period 2007-12-31
MANPOWER INC /WI/
filed 2008-02-25
CIK 871763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $7,815,534,125 as of June 30, 2007. As of February 19, 2008, there were 79,690,410 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2007. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2008.

PART I

The terms “Manpower,” “we,” “our,” “us,” or “the Company” refer to Manpower Inc. or Manpower Inc. and its consolidated subsidiaries, as appropriate in the context.

Item 1.	Business

Introduction and History

Manpower Inc. is a world leader in the employment services industry. Our global network of nearly 4,500 offices in 80 countries and territories allows us to meet the needs of our clients in all industry segments, whether they are global, multinational or local companies. By offering a complete range of services, we can help any company – no matter where they are in their business evolution – raise productivity through improved strategy, quality, efficiency and cost reduction across their total workforce.

Manpower Inc.’s five major brands – Manpower, Manpower Professional, Elan, Jefferson Wells and Right Management – provide a comprehensive range of services for the entire employment and business cycle including:

•

Permanent, temporary and contract recruitment – We find the best people for all types of jobs and industries at both the staff and professional levels under the Manpower, Manpower Professional and Elan brands.

•

Employee assessment and selection – We provide a wide array of assessments to validate candidate skills and ensure a good fit between the client and the employee, which leads to higher employee retention rates.

•

Training – We offer an extensive choice of training and development solutions that help our employees, associates, and clients’ workforces to improve their skills and gain qualifications that will help them to succeed in the ever-changing world of work.

•

Outplacement – Our Right Management brand is the world’s largest outplacement provider, helping our clients to better manage the human side of change by providing a positive way for employees who no longer fit the organization to transition out and make the right choice for the next step in their career.

•

Outsourcing – We are one of the largest providers of recruitment process outsourcing in the employment services industry, enabling our clients to outsource the entire recruitment process for permanent and contingent staff to us, so they can focus on other areas of human resources.

•

Consulting – We are a leading global provider of integrated consulting solutions across the employment lifecycle. We help clients maximize the return on their human capital investments while assisting individuals to achieve their full potential. Our Right Management brand helps clients attract and assess top talent; develop and grow leaders; and engage and align people with strategy.

•

Professional Services – Our Jefferson Wells brand is a high-value alternative to public accounting firms and other consulting groups, delivering professional services in the areas of internal controls, tax, technology risk management, and finance and accounting.

This comprehensive business mix allows us to mitigate the cyclical effects of the national economies in which we operate.

Our leadership position also allows us to be a center for quality employment opportunities for people at all points in their career paths. In 2007, we found permanent and temporary jobs for nearly five million people who work to help our more than 400,000 clients meet their business objectives. Seasoned professionals, skilled laborers, mothers returning to work, elderly persons wanting to supplement pensions and disabled individuals – all turn to the Manpower family of companies for employment. Similarly, governments of the nations in which we operate look to us to help reduce unemployment and train the unemployed with skills they need to enter the workforce. In this way, our company is a bridge to permanent employment for those who desire it.

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

Documents available on the website are also available in print for any shareholder who requests them. Requests may be made by writing to Mr. Kenneth C. Hunt, Secretary, Manpower Inc., 100 Manpower Place, Milwaukee, Wisconsin 53212. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Our Operations

United States

In the United States, our operations under the Manpower and Manpower Professional brands are carried out through both branch and franchise offices. We had 555 branch and 282 stand-alone franchise offices in the United States as of December 31, 2007, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the United States regardless of whether an office is a branch or franchise. We provide client invoicing and payroll processing of our contingent workers for all branch offices and some of our franchise offices through our Milwaukee headquarters.

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

In the United States, our Manpower operations provide a variety of employment services, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2007, approximately 29% of our United States temporary and contract recruitment revenues were derived from placing office staff, including contact center staff, 52% from placing industrial staff and 19% from placing professional and technical staff.

We also conduct business in the United States under our Jefferson Wells and Right Management brands. These operations are discussed further in the following sections.

France

We are a leading employment service provider in France. We conduct our operations in France and the surrounding region through 1,069 branch offices under the name of Manpower and 89 branch offices under the name Supplay.

The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominately focused on recruitment for industrial positions. In 2007, we derived approximately 68% of our temporary recruitment revenues in France from the supply of industrial staff, 18% from the supply of construction workers and 14% from the supply of office staff.

We also conduct business in France under our Jefferson Wells, Elan and Right Management brands. These operations are discussed further in the following sections.

Europe, Middle East and Africa (excluding France and Italy), or Other EMEA

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe, the Middle East and Africa. Our largest operations are in Germany, the Netherlands, Norway, Spain, Sweden, and the United Kingdom. Collectively, we operate through 1,192 branch offices and 55 franchise offices in this region. Our franchise offices are primarily located in Switzerland, where we own 49% of the franchise.

Manpower UK, the largest operation in the Other EMEA segment, comprising 16% of Other EMEA revenues, is a leading provider of employment services in the United Kingdom. As of December 31, 2007, Manpower UK conducted operations in the United Kingdom under the Manpower and Manpower Professional brands through a network of 121 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2007, approximately 65% of Manpower UK’s temporary recruitment revenues were derived from the supply of office staff, including contact center staff, 22% from the supply of industrial staff and 13% from the supply of technical staff.

We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 132 branch offices, separate from the Manpower and Manpower Professional brands in the United Kingdom. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches supported by a national head office and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

Also included in our Other EMEA operations is Elan, which is a leading IT and technical recruitment firm. In addition to IT and technical recruitment, Elan provides managed service solutions to clients, which enable them to recruit personnel efficiently and achieve ongoing cost savings. Elan provides services in 17 countries, with the largest operations in the United Kingdom.

During 2007 for our Other EMEA operations, approximately 40% of temporary and contract recruitment revenues were derived from placing office staff, 28% from placing industrial staff and 32% from placing professional and technical staff.

We also conduct business in Other EMEA under our Jefferson Wells and Right Management brands. These operations are discussed further in the following sections.

Italy

In Italy, we are a leading employment services provider and conduct our operations under the Manpower and Manpower Professional brands through a network of 435 branch offices. Our Manpower operations in Italy provide a comprehensive line of employment services including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2007, approximately 3% of our temporary and contract recruitment revenues in Italy were derived from placing office staff, including contract center staff, 74% from placing industrial staff and 23% from placing professional and technical staff.

We also conduct business in Italy under our Elan, Jefferson Wells and Right Management brands. The latter two operations are discussed further in the following sections.

Jefferson Wells

Jefferson Wells provides highly skilled project professionals along four primary solution areas – internal controls, tax, technology risk management, and finance and accounting. The company serves clients, including more than half of the Fortune 500, through highly experienced, salaried professionals working from offices across North America, Europe and Asia Pacific. Jefferson Wells’ unique business model and flat organizational structure make it a high-value alternative to public accounting firms and other consulting groups. The company employs only seasoned professionals with public accounting and industry experience and fees charged to clients are typically more reasonable than those charged by the public accounting and consulting firms. In most cases, because the professionals sent to clients are local, travel and lodging expenses are nominal or non-existent. Since specialists are located throughout our office network, experts are nearby for clients. Services are currently provided through 56 offices, which include major United States metropolitan markets, as well as international offices in Toronto, London, Amsterdam, Milan, Frankfurt, Paris, Hong Kong and South Africa.

Right Management

Right Management is the world’s leading global provider of integrated consulting solutions across the employment lifecycle, operating from 285 branch offices in 52 countries across the Americas, Europe and Asia Pacific, and 11 franchise offices in the United States.

Transition services offer assistance to individuals or groups of employees displaced from employment. Services range from advising employers on severance packages to assisting displaced employees with resume writing, networking and interviewing skills. Services to displaced employees are provided in individual or group programs. Managerial-level employees generally receive longer-term, individual services, while less-senior employees receive shorter-term, group-based services. Programs frequently begin with the displaced employee receiving counseling immediately after the layoff notification, followed by a combination of classroom training, support services and web-based tools to guide them along the remainder of the outplacement process.

Organizational Consulting services help companies succeed in managing their evolving human capital needs. For most organizations around the globe, the development of current and future leaders is a top priority. Right Management’s world-class and world-wide approach to individual coaching and leadership development focuses on improving the effectiveness of both leaders and teams to achieve real business results for their employer. Right Management assists organizations to evaluate their potential and current talent base through assessment and competency modeling processes that ensure the optimal organizational design and fit of individuals. In addition to assessing and developing talent, Right Management provides regional and global clients with consulting solutions that drive organizational effectiveness, employee engagement, and alignment of the workforce through customized tools, interventions, and workshops. Right Management’s deep expertise helps organizations address the essential issues of assessing, developing, engaging and retaining the talent required to successfully drive their business strategy.

Other Operations

We operate under the Manpower and Manpower Professional brands through 542 branch offices and 23 franchise offices in the other markets of the world. The largest of these operations are located in Australia, Japan, Mexico and Argentina, all of which operate through branch offices, and Canada, which operates through branch and franchise offices. Other operations are located throughout the Americas and Asia and operate through branch and franchise offices. In most of these countries, we primarily supply contingent workers to the office, industrial, and technical markets, which were 55%, 25%, and 20% of temporary and contract recruitment revenues, respectively.

Competition

Introduction

We compete in the employment services industry by offering a complete range of services, including permanent, temporary and contract recruitment, assessment and selection, training, outsourcing, consulting and professional services.

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

Client demand for employment services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our portfolio of recruitment services. Correspondingly, during periods of weak economic growth or economic contraction, the demand for our recruitment services typically declines, while demand for our outplacement services accelerates.

During the last several years, secular trends toward greater workforce flexibility have had a favorable impact on demand for our services in several markets. As companies attempt to increase the variability of their cost base, contemporary work solutions help them to effectively address the fluctuating demand for their products or services.

Our client mix consists of both small/medium size businesses, which are based upon a local or regional relationship with our office network in each market, and large national/multinational client relationships, which comprised approximately 42% of our revenues in 2007. These large national and multinational clients will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to the local managers. As a result, firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed. Client relationships with small and medium size businesses tend to rely less upon longer-term contracts, and the competitors for this business are primarily locally-owned businesses.

Recruitment Services Market

Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative and industrial positions. It also includes our Recruitment Process Outsourcing (RPO) offering, where we take on the management of customized, large-scale recruiting and workforce productivity initiatives for clients in an exclusive outsourcing contract. All of these services are provided under the Manpower, Manpower Professional and Elan brands.

The temporary recruitment market throughout the world is large and highly fragmented with more than 15,000 firms competing throughout the world. The global RPO market was approximately $3 billion in 2007 and is projected to more than double to $7 billion by 2010. RPO accounts for about 4% of the overall Human Resource Outsourcing market. In addition to us, the largest publicly owned companies specializing in recruitment services are Adecco, S.A. (Switzerland), Randstad Holding N.V. (Netherlands) and Kelly Services, Inc. (U.S.).

Historically, in periods of economic prosperity, the number of firms providing recruitment services has increased significantly due to the combination of a favorable economic climate and low barriers to entry. Recessionary periods generally result in a reduction in the number of competitors through consolidation and closures; however, historically this reduction has proven to be for a limited time as the following periods of economic recovery have led to a return in growth in the number of competitors.

In most areas, no single company has a dominant share of the temporary and contract recruitment market.

Recruitment firms act as intermediaries in matching available permanent, temporary and contract workers to employer assignments. As a result, these firms compete both to recruit and retain a supply of permanent, temporary and contract workers and to attract clients to employ these workers. We recruit permanent, temporary and contract workers through a wide variety of means, including personal referrals, online resources and advertisements, and by providing an attractive compensation package in jurisdictions where such benefits are not otherwise required by law, including health insurance, vacation and holiday pay, incentive and pension plans and a recognition program.

Methods used to market recruitment services to clients vary depending on the client’s need for permanent, temporary and RPO services, the local labor supply, the length of assignment and the number of workers required. Our full range of employment services enable us to cross-market to clients in order to leverage our relationships and expand our services provided, from outplacement services at Right to permanent recruitment services at Manpower Professional, to recruitment process outsourcing services, etc. We compete by means of quality of service provided, scope of service offered, ability to source the right talent and price. Success in providing high quality recruitment services is a function of the ability to access a supply of available workers, select suitable individuals for a particular assignment and, in some cases, train available workers in skills required for an assignment. For RPO services, success is defined primarily by the ability to perform the recruitment function more effectively and efficiently than the client could perform it via internal resources.

An important aspect in the selection of temporary and contract workers for an assignment is the ability of the recruitment firm to identify the skills, knowledge, abilities, and personal characteristics of a temporary worker and match their competencies or capabilities to an employer’s requirements. We have a variety of proprietary programs for identifying and assessing the skill level of our associates, which are used in selecting a particular individual for a specific assignment. We believe that our assessment systems enable us to offer a higher quality service by increasing productivity, decreasing turnover and reducing absenteeism.

It is also important to be able to access a large network of skilled workers and to be able to “create” certain hard-to-find skills by offering training to available workers. Our competitive position is enhanced by our ability to offer a wide variety of skills, in some of the most important market segments, through the use of training systems. Our Manpower Direct TrainingSM online university provides over 5,000 hours of online courses that are accessible 24/7 and are free to our employees and associates to help them improve their skills. The courses cover a wide range of subjects in many languages and feature the latest information for a variety of fields, from learning the latest technology in the IT field, to brushing up on business management courses or software programs. This training can also enable students in any profession, including factory workers, to further their skills, thus be better able to be employed and at a higher rate.

Outplacement and Human Resource Consulting Services Market

Our outplacement and HR consulting services are primarily provided under the Right Management brand. The market for outplacement and Human Resource consulting services is highly competitive. In the market for services required by global clients, there are several barriers to entry, such as the global coverage, specialized local knowledge and technology required to provide outstanding services to corporations on a global scale.

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

Companies choose Right Management for the high-tech, high-touch approach of our outplacement services and the flexibility of our solutions to meet specific organizational and candidate needs. Our technology solutions are integral to our outplacement services. We have made significant investments in technology to augment our core services with online, twenty-four hours a day, seven days a week access and support. In 2007, we introduced Right Navigator and RightChoice TM. Other solutions include: RightTrack SM, Right-from-Home ®, Right Connection ®, Right FasTrack SM , and Right Access SM along with Job Banks and Resume Banks.

Companies augment their internal human resources professional staff with external consultants for many reasons. First, the growing importance and complexity of employee issues is creating an unprecedented theoretical and technical service expectation on human resources departments. Additionally, human resources departments have continued pressure to contain costs without minimizing the resources available to managers. Finally, companies increasingly choose to outsource non-core functions that can be addressed more effectively by outside professionals. These organizations look to Right Management for thought leadership and best practices on attracting and assessing organizational talent, leadership development and engaging and aligning the workforce.

Professional Services

Jefferson Wells competes in the professional services industry as a high-value alternative to public accounting firms and other consulting groups, serving clients through highly experienced professionals working from offices worldwide.

The professional services industry is highly competitive and comprised of public accounting firms, mid-level consulting firms and specialty consulting houses. The “Big Four” public accounting firms are Deloitte & Touche, Ernst & Young, PricewaterhouseCoopers and KPMG. Competitors in the professional services market include Protiviti, Grant Thornton, Parson Consulting, Robert Half International and Resources Global Professionals. Additionally, numerous smaller boutiques either operate in limited geographic markets or provide limited services. While public accounting and consulting firms can be primary competitors, these firms also frequently refer Jefferson Wells to assist clients with engagements where there are conflict-of-interest concerns. Jefferson Wells does not perform attestation work, enabling the firm to provide an objective review of a client’s business processes, and avoiding potential conflicts of interest.

In an evolving global marketplace, a variety of market trends affect the professional services industry, primary among them are: increasing demand for highly experienced people, global business expansion with a need for consistent methodology and service delivery, and the high cost of full-time professionals with specialized skills.

Jefferson Wells has developed a variety of proprietary methodologies and tools, including a firm-wide Service Quality Process used on every engagement. Jefferson Wells identifies and confirms business needs and then employs proven approaches to provide client solutions. The firm’s competitive advantage resides in the combination of Jefferson Wells’ methodologies and highly experienced resources, which enables the firm to offer a higher level of service delivery to clients.

Jefferson Wells serves numerous industries, with the largest concentration in financial services, manufacturing, energy and utilities, and healthcare.

Jefferson Wells has operations in the United States, Canada, England, France, Germany, Italy, The Netherlands, South Africa, and Hong Kong, but has delivered services in more than 30 countries and markets worldwide.

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

In many countries, particularly in continental Europe and Asia, entry into the employment services market is restricted by the requirement to register with, or obtain licenses from, a government agency. In addition, a wide variety of ministerial requirements may be imposed, such as record keeping, written contracts and reporting. The United States and Canada do not presently have any form of national registration or licensing requirement.

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

Also see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Regulations.”

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

Employees

We had approximately 33,000 full-time equivalent employees as of December 31, 2007. In addition, we estimate that we recruit on behalf of our clients approximately five million permanent, temporary and contract workers on a worldwide basis each year.

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

Financial Information about Foreign and Domestic Operations

Note 15 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2007, 2006, and 2005. Such note is found in our 2007 Annual Report to Shareholders and is incorporated herein by reference.

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

•	cost structure of subsidiaries;

•	management turnover;

•	reorganizations;

•	material changes in the demand from larger clients, including clients with which we have national, multi-national, or sole-supplier arrangements;

•	availability of workers with the skills required by clients;

•	increases in the wages paid to our associates;

•	competitive market pressures, including pricing pressures;

•	inability to pass along direct cost increases to clients;

•	changes in demand for our specialized services, including assisting companies in complying with the Sarbanes-Oxley Act legislation, and outplacement services;

•	our ability to successfully expand into new markets or offer new service lines;

•	our ability to successfully invest in and implement information systems;

•	unanticipated technological changes, including obsolescence or impairment of information systems;

•	changes in client attitudes toward the use of staffing services;

•	government, tax or regulatory policies adverse to the employment services industry;

•	general economic conditions in domestic and international markets;

•	interest rate and exchange rate fluctuations;

•	difficulties related to acquisitions, including integrating the acquired companies and achieving the expected benefits;

•	impairments to the carrying value of acquisitions and other investments resulting from poor financial performance or other factors;

•	the risk factors disclosed below; and

•	other factors that may be disclosed from time to time in our SEC filings or otherwise.

Some or all of these factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

RISK FACTORS

Any significant economic downturn could result in our clients using fewer temporary and contract workers, which would materially adversely affect our business.

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

The worldwide employment services market is highly competitive with limited barriers to entry, and in recent years has been undergoing significant consolidation. We compete in markets throughout North America, South America, Europe, Australia and Asia with full-service and specialized employment services agencies. Several of our competitors, including Adecco S.A., Randstad Holding N.V. and Kelly Services, Inc., have very substantial marketing and financial resources. Price competition in the staffing industry is intense and pricing pressures from competitors and clients are increasing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or our profitability.

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

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions was $122.8 million, primarily related to franchise acquisitions, $13.0 million and $12.9 million in 2007, 2006 and 2005, respectively.

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

Our operations are dependent on the continued efforts of our officers and executive management and the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of management who have acquired significant experience in operating an employment services company on an international level may cause a significant disruption to our business. Moreover, the loss of our key managers and field personnel may jeopardize existing client relationships with businesses that continue to use our services based upon past relationships with these local managers and field personnel. The loss of such key personnel could materially adversely affect our operations, because it may result in an inability to establish and maintain client relationships and otherwise operate our business.

Some of our subsidiaries might have significant clients, which if lost, could have a material adverse impact on their earnings.

Jefferson Wells provides highly skilled project professionals along four primary solution areas – internal controls, tax, technology risk management, and finance and accounting. The company serves clients, including more than half of the Fortune 500, through highly experienced, salaried professionals working from offices across North America, Europe and Asia Pacific. From time to time, they have significant contracts with certain clients. In the first half of 2006, more than 10% of their revenue came from one client contract, which ended in the fourth quarter of 2006. If we are not able to quickly and efficiently react to these changes in client volumes, this would negatively impact our Jefferson Wells segment and overall profitability for us as a whole.

Foreign currency fluctuations may have a material adverse effect on our operating results.

We conduct our operations in 80 countries and territories and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. Dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2007, approximately 88% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $914.2 million of our outstanding indebtedness as of December 31, 2007 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. Dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This exposure could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future because, among other things, it could cause our reported revenues and profitability to decline or debt levels and interest expense to increase.

As of December 31, 2007, we had $914.5 million of total debt. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

The market price for our common stock has been and may continue to be volatile. For example, during the fiscal year ended December 31, 2007, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $95.05 to a low of $56.20. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

Outsourcing certain aspects of our business could result in disruption and increased costs.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own properties at various locations worldwide, none of which are material. Most of our operations are conducted from leased premises and we do not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business.

Item 3.	Legal Proceedings

We are involved in litigation of a routine nature and various legal matters, which are being defended and handled in the ordinary course of business.

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2007, under the heading “Significant Matters Affecting Results of Operations” (pages 28 to 31), which information is hereby incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF MANPOWER

(as of February 20, 2008)

Name of Officer	Office
Jeffrey A. Joerres Age 48	Chairman of Manpower since May, 2001, and President and Chief Executive Officer of Manpower since April, 1999. Senior Vice President – European Operations and Marketing and Major Account Development of Manpower from July, 1998 to April 1999. A director of Artisan Funds, Inc. and Johnson Controls, Inc. A director of Manpower for more than five years. An employee of Manpower since July, 1993.

Michael J. Van Handel Age 48	Executive Vice President, Chief Financial Officer of Manpower since January, 2008. Executive Vice President, Chief Financial Officer and Secretary of Manpower since April, 2002. Senior Vice President, Chief Financial Officer and Secretary of Manpower from August, 1999 to April, 2002. Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Manpower from July, 1998 to August, 1999. An employee of Manpower since May, 1989.

Barbara J. Beck Age 47	Executive Vice President of Manpower, President – Europe, Middle East and Africa since January, 2006. Executive Vice President of Manpower – United States and Canadian Operations from January, 2002 to December, 2005. Independent consultant from August, 2000 to January, 2002. Area Vice President and General Manager of United States – West for Sprint Corporation from February, 1996 to August, 2000. An employee of Manpower since January, 2002.

Jonas Prising Age 43	Executive Vice President of Manpower, President – United States and Canadian Operations since January, 2006. Managing Director of Manpower Italy from July, 2002 to December, 2005. Director of Manpower Global Accounts – EMEA from June, 1999 to June, 2002. Prior to joining Manpower, held multiple international management positions with Electrolux from 1989 to May, 1999. An employee of Manpower since June, 1999.

Owen J. Sullivan Age 50	Executive Vice President of Manpower Inc., and CEO of Right Management and Jefferson Wells since January, 2005. Chief Executive Officer of Jefferson Wells International, Inc. from April, 2003 to January, 2005. Independent consultant from 2002 to 2003. President of the Financial Services Group – Metavante Corporation from 1999 to 2003. An employee of Manpower since April, 2003.

Francoise Gri Age 50	Executive Vice President of Manpower, President – France since February, 2007. Prior to joining Manpower, held various leadership roles with IBM from 1981 to February, 2007 including: regional general manager of France, Belgium and Luxembourg; vice president of marketing and channels software for IBM EMEA; and executive of e-business solutions for IBM EMEA. An employee of Manpower since February, 2007.

Darryl Green Age 47	Executive Vice President of Manpower, President –Asia and Pacific Operations since May, 2007. Prior to joining Manpower, Green served as CEO of Tata Teleservices. Previously, Green was CEO of Vodafone Japan, a publicly listed mobile services provider. From 1989 to 1998, Green held various management positions within AT&T, including three years as President and CEO of its Japanese operations. An employee of Manpower since May, 2007.

Kenneth C. Hunt Age 58	Senior Vice President, General Counsel and Secretary of Manpower since January 2008. Prior to joining Manpower, was a shareholder with the law firm of Godfrey & Kahn, S.C. from 1981 to 2007. An employee of Manpower since January 2008.

OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, in 2007:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)	consultation regarding appropriate handling of items on tax returns, required disclosures, elections and filing positions available to us;

(c)	assistance with tax audits and examinations, including providing technical advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, U.S. treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(d)	advice and assistance with respect to transfer pricing matters, including the preparation of reports used by us to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions;

(e)	advice regarding tax issues relating to our internal reorganizations;

(f)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(g)	reviews of the quarterly financial statements;

(h)	consultation regarding current, proposed and newly adopted accounting pronouncements;

(i)	training on U.S. GAAP topics for a foreign subsidiary;

(j)	audit of a foreign employee pension plan;

(k)	advice and assistance related to data privacy;

(l)	assessment of the risks and opportunities related to providing sole supplier services for a specific client business for a foreign subsidiary;

(m)	due diligence work on a potential acquisition;

(n)	auditor reports required as part of an internal restructuring and related to a government grant; and

(o)	review of accounting processes at a foreign subsidiary.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million. The authorization permitted share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under this authorization during the fourth quarter of 2007.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate number of shares that may yet be purchased
October 1 - 31, 2007	20,000	$66.72	20,000	4,441,300
November 1 - 30, 2007	400,000	62.36	400,000	4,041,300
December 1 - 31, 2007	783,200	57.32	783,200	3,258,100

The remaining information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2007, under the heading “Note 16—Quarterly Data” (page 63) and “Corporate Information” (page 66) and in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2008, under the caption “Equity Compensation Plan Information”, which information is hereby incorporated herein by reference.

Item 6.	Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2007, under the heading “Selected Financial Data” (page 64), which information is hereby incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2007, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (pages 13 to 31), which information is hereby incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2007, under the heading “Significant Matters Affecting Results of Operations” (pages 28 to 31), which information is hereby incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and the notes thereto (pages 34 to 63) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2007, which information is hereby incorporated herein by reference.

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

Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting is set forth on page 31 in our Annual Report to Shareholders for the fiscal year ended December 31, 2007 which information is hereby incorporated herein by reference. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting is included on pages 32 and 33 of our Annual Report to Shareholders for the fiscal year ended December 31, 2007 which information is hereby incorporated herein by reference.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of Manpower” in Part I after Item 4.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2008 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)	The board of directors has determined that Edward J. Zore, chairman of the audit committee, is an “audit committee financial expert.” Mr. Zore is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)	Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2008 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

(e)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2008 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(f)	We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the Code on our Internet website at www.manpower.com.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2008, under the caption “Executive and Director Compensation”; under the caption “Executive Compensation Committee Interlocks and Insider Participation”; and under the caption “Report of the Executive Compensation Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2008, under the caption “Security Ownership of Certain Beneficial Owners” and under the caption “Security Ownership of Management”; and under the caption “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2008, under the caption “Audit Committee Report,” which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Page Number(s) in Annual Report to Shareholders
Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

Reports of Independent Registered Public Accounting Firm	32-33

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	34

Consolidated Balance Sheets as of December 31, 2007 and 2006	35

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	36

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005	37

Notes to Consolidated Financial Statements	38-63

(a)(2)	Financial Statement Schedule.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

SCHEDULE II—Valuation and Qualifying Accounts

(a)(3)	Exhibits.

See (c) below.

Pursuant to Regulation S-K, Item 601(b)(4)(iii), Manpower hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of Manpower and its consolidated subsidiaries which does not exceed 10 percent of the total assets of Manpower and its subsidiaries on a consolidated basis.

(c)	Exhibits.

3.1	Articles of Incorporation of Manpower Inc. incorporated by reference to Annex C of the Prospectus, which is contained in Amendment No. 1 to Form S-4 (Registration No. 33-38684).

3.2	Amendment of Amended and Restated Articles of Incorporation of Manpower Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

3.3	Amended and Restated By-laws of Manpower Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1	Fiscal and Paying Agency Agreement between Manpower Inc. and Citibank, N.A. as Fiscal Agent, Principal Paying Agent, Registrar and Transfer Agent and Citibank International PLC as Irish Paying Agent, dated as of June 1, 2005 (including the forms of Rule 144A Global Note and Regulation S Global Note, attached thereto as Exhibits A and B, respectively), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

4.2	Fiscal and Paying Agency Agreement between Manpower Inc. and Citibank, N.A. as Fiscal Agent, Principal Paying Agent, Registrar and Transfer Agent and Citibank International PLC as Irish Paying Agent, dated as of June 14, 2006 (including the form of Note attached thereto as Schedule 1), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.1	Amended and Restated Manpower Inc. Senior Management Performance-Based Deferred Compensation Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **

10.2(a)	Five-Year Credit Agreement dated as of October 8, 2004 among Manpower Inc., the initial lenders named therein, Citibank N.A., Wachovia Bank, BNP Paribas, Bank One N.A., and The Royal Bank of Scotland, incorporated by reference to the Company’s Current Report on Form 8-K dated October 14, 2004.

10.2(b)	Amendment to Five-Year Credit Agreement dated as of March 14, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.2(c)	Amendment No. 2 to the Credit Agreement dated as of January 10, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.2(d)	Amendment No. 3 to the Credit Agreement dated as of November 16, 2007.

10.3	Amended and Restated Manpower 1991 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996. **

10.4	Manpower Savings Related Share Option Scheme, incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-38684). **

10.5	Manpower 1990 Employee Stock Purchase Plan (Amended and Restated effective April 26, 2005), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.6	Manpower Retirement Plan, as amended and restated effective as of March 1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989. **

10.7(a)	1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. (Amended and Restated October 29, 2002), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.7(b)	Procedures Governing the Grant of Options to Non-Employee Directors under 1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. dated May 1, 2001, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.8(a)	Manpower Inc. 2002 Corporate Senior Management Incentive Program, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. **

10.8(b)	Amendment to Manpower Inc. 2002 Corporate Senior Management Incentive Program dated as of October 29, 2002, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.8(c)	Manpower Inc. 2007 Corporate Senior Management Incentive Program dated as of May 2, 2007, incorporated by reference to the Company’s Current Report on Form 8-K dated May 2, 2007. **

10.9	Amended and Restated Manpower 1991 Directors Stock Option Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-31021). **

10.11(a)	Employment Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 20, 2008. **

10.11(b)	Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 20, 2008. **

10.12(a)	Employment Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 20, 2008. **

10.12(b)	Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 20, 2008. **

10.13(a)	Assignment Agreement by and among Manpower Inc., Manpower Holdings Limited and Barbara Beck dated as of December 20, 2005, incorporated by reference to the Company’s Current Report on Form 8-K dated December 20, 2005. **

10.13(b)	Assignment Agreement by and among Manpower Inc. and Jonas Prising dated as of December 16, 2005. **

10.13(c)	Employment Agreement between Francoise Gri and Manpower Inc. dated as of February 15, 2007. **

10.13(d)	Letter Agreement between Darryl Green and Manpower Inc. dated as of April 4, 2007. **

10.16(a)	Terms and Conditions Regarding the Grant of Options in Lieu of Cash Directors Fees to Non-Employee Directors Under 2003 Equity Incentive Plan of Manpower Inc., incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. **

10.16(b)	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective January 1, 2006), incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2005. **

10.16(c)	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective January 1, 2008). **

10.16(d)	Manpower Inc. Compensation for Non-Employee Directors (Effective January 1, 2006), incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2005. **

10.16(e)	Form of Restricted Stock Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006. **

10.16(f)	Form of Nonstatutory Stock Option Agreement (for CEO/CFO), incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006. **

10.16(g)	Form of Nonstatutory Stock Option Agreement (for Executive Officers, other than CEO/CFO), incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006. **

10.16(h)	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2006. **

10.16(i)	Change of Control Severance Agreement between Barbara Beck and Manpower Inc. dated as of May 12, 2006, incorporated by reference to the Company’s Current Report on Form 8-K dated May 11, 2006. **

10.16(j)	Change of Control Severance Agreement between Jonas Prising and Manpower Inc. dated as of May 12, 2006, incorporated by reference to the Company’s Current Report on Form 8-K dated May 11, 2006. **

10.16(k)	Change of Control Severance Agreement between Owen J. Sullivan and Manpower Inc. dated as of September 6, 2006, incorporated by reference to the Company’s Current Report on From 8-K dated September 6, 2006. **

10.16(l)	Change of Control Severance Agreement dated August 1, 2007 between Manpower Inc. and Darryl Green, incorporated by reference to the Company’s Current Report on Form 8-K dated August 1, 2007. **

10.16(m)	Change of Control Severance Agreement dated February 15, 2007 between Manpower Inc. and Francoise Gri. **

10.16(n)	Change of Control Severance Agreement dated December 31, 2007 between Manpower Inc. and Kenneth C. Hunt. **

10.16(o)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective October 31, 2006), incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006. **

10.16(p)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.17(a)	2008 Form of Nonstatutory Stock Option Agreement. **

10.17(b)	2008 Form of Performance Share Unit Agreement. **

10.17(c)	2008 Form of Restricted Stock Agreement. **

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2007 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

14	Manpower Inc. Code of Business Conduct and Ethics (Amended and Restated Effective December 9, 2003) incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of Manpower Inc.

23.1	Consent of Deloitte & Touche LLP.

24	Powers of Attorney.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWER INC.

By:	/s/ Jeffrey A. Joerres
Jeffrey A. Joerres
Chairman, President and Chief Executive Officer

Date:	February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey A. Joerres Jeffrey A. Joerres	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 25, 2008

/s/ Michael J. Van Handel Michael J. Van Handel	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2008

Directors: J. Thomas Bouchard, Marc J. Bolland, Stephanie A. Burns, Willie D. Davis, Jack M. Greenberg, Terry A. Hueneke, Rozanne L. Ridgway, Dennis Stevenson, John R. Walter and Edward J. Zore

February 25, 2008

By:	/s/ Michael J. Van Handel
Michael J. Van Handel Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Manpower Inc.:

We have audited the consolidated financial statements of Manpower Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 21, 2008 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006, as described in Note 3); such consolidated financial statements and reports are included in the 2007 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Milwaukee, Wisconsin
February 21, 2008

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2007, 2006 and 2005, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write- Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2007	$109.9	21.8	(20.8)	9.5	2.7	$123.1
2006	$86.5	27.4	(14.1)	9.7	0.4	$109.9
2005	$91.4	22.9	(18.3)	(9.2)	0.4	$86.5