Form 10-Q
period 2008-03-31
MANPOWER INC /WI/
filed 2008-05-06
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

March 31, 2008

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

Yes    X      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 29, 2008
Common Stock, $.01 par value	79,368,478

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	March 31, 2008	December 31, 2007
CURRENT ASSETS:

Cash and cash equivalents	$640.5	$537.5
Accounts receivable, less allowance for doubtful accounts of $132.4 and $123.1, respectively	4,724.6	4,478.8
Prepaid expenses and other assets	138.8	122.2
Future income tax benefits	86.6	76.3

Total current assets	5,590.5	5,214.8

OTHER ASSETS:
Goodwill	1,052.2	1,045.9
Intangible assets, less accumulated amortization of $60.2 and $56.1, respectively	361.0	364.8
Other assets	423.2	377.7

Total other assets	1,836.4	1,788.4

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	814.9	760.8
Less: accumulated depreciation and amortization	584.1	539.6

Net property and equipment	230.8	221.2

Total assets	$7,657.7	$7,224.4

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2008	December 31, 2007
CURRENT LIABILITIES:

Accounts payable	$1,176.7	$1,014.4
Employee compensation payable	207.3	213.6
Accrued liabilities	699.2	679.4
Accrued payroll taxes and insurance	699.1	724.7
Value added taxes payable	614.0	583.7
Short-term borrowings and current maturities of long-term debt	52.5	39.7

Total current liabilities	3,448.8	3,255.5

OTHER LIABILITIES:

Long-term debt	946.0	874.8
Other long-term liabilities	442.3	424.8

Total other liabilities	1,388.3	1,299.6

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 103,652,059 and 103,414,254 shares, respectively	1.0	1.0
Capital in excess of par value	2,498.4	2,481.8
Retained earnings	1,115.9	1,040.3
Accumulated other comprehensive income	358.9	257.6
Treasury stock at cost, 24,318,279 and 23,541,579 shares, respectively	(1,153.6)	(1,111.4)

Total shareholders’ equity	2,820.6	2,669.3

Total liabilities and shareholders’ equity	$7,657.7	$7,224.4

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended March 31,
	2008	2007
Revenues from services	$5,386.6	$4,535.6

Cost of services	4,418.9	3,735.6

Gross profit	967.7	800.0

Selling and administrative expenses	835.7	696.7

Operating profit	132.0	103.3

Interest and other expenses	11.3	9.6

Earnings before income taxes	120.7	93.7

Provision for income taxes	45.2	34.2

Net earnings	$75.5	$59.5

Net earnings per share – basic	$0.95	$0.70

Net earnings per share – diluted	$0.94	$0.69

Weighted average shares – basic	79.5	84.9

Weighted average shares – diluted	80.3	86.5

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	3 Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$75.5	$59.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24.7	21.5
Deferred income taxes	(2.1)	15.7
Provision for doubtful accounts	7.3	5.1
Share-based compensation	8.9	5.7
Excess tax benefit on exercise of stock options	(0.1)	(2.3)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	28.6	88.2
Other assets	(3.6)	(33.4)
Other liabilities	(33.4)	(57.2)

Cash provided by operating activities	105.8	102.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23.8)	(16.8)
Acquisitions of businesses, net of cash acquired	(0.8)	(5.0)
Proceeds from the sale of property and equipment	1.8	1.6

Cash used by investing activities	(22.8)	(20.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	11.7	4.2
Proceeds from long-term debt	13.0	0.2
Payments of long-term debt	(13.8)	(0.6)
Proceeds from stock option and purchase plans	8.8	20.0
Excess tax benefit on exercise of stock options	0.1	2.3
Repurchases of common stock	(52.7)	(72.7)

Cash used by financing activities	(32.9)	(46.6)

Effect of exchange rate changes on cash	52.9	3.4

Change in cash and cash equivalents	103.0	39.4

Cash and cash equivalents, beginning of year	537.5	687.9

Cash and cash equivalents, end of period	$640.5	$727.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4.8	$4.5

Income taxes paid	$34.2	$32.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2008 and 2007

(in millions, except share and per share data)

(1) Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our 2007 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

(2) New Accounting Standards

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for us in 2009. We are currently assessing the impact of the adoption of this statement.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Subsequently in February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-1 removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS 157. FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial statements. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our financial statements. See Note 7 for further information about our fair value measurements as of March 31, 2008.

In December 2006, we adopted Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under its Measurement Date Provisions, SFAS 158 requires us to measure the funded status of our defined benefit and retiree medical plans as of the balance sheet date, rather than as of an earlier measurement date, in 2008. We plan to adopt the Measurement Date Provisions as of December 31, 2008. We do not expect the adoption of the provisions to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS 159 as of January 1, 2008. As of the initial adoption, we did not elect the fair value option for any existing eligible items under SFAS 159.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires (a) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us in 2009 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We are currently assessing the impact of the adoption of this statement.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in 2009.

(3) Stock Compensation Plans

During the three months ended March 31, 2008 and 2007, we recognized expense of approximately $8.9 and $5.7, respectively, in share-based compensation expense related to grants of stock options, deferred stock, restricted stock and performance share units, and issuances of stock related to our employee stock purchase plan. Cash received from stock option exercises was $8.8 and $20.0 for the three months ended March 31, 2008 and 2007, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient in Selling and Administrative Expenses.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares underlying grants to all employees and the weighted-average fair value per share during the first quarter of 2008 and 2007 are presented in the table below:

	3 Months Ended March 31,
	2008		2007
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	972	$15.19	810	$22.20
Deferred Stock Units	13	56.90	12	74.87
Restricted Stock	47	56.68	16	76.15
Performance Share Units	140	56.64	106	76.30

Total Shares Granted	1,172	22.27	944	29.80

(4) Acquisitions and Reorganization Costs

Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions in the first quarter was $0.8 and $5.0 for 2008 and 2007, respectively.

Reorganization Costs

In the fourth quarter of 2007, we established reserves totaling $4.4 in France for office closure costs and $4.0 at Jefferson Wells for severances and other office closure costs related to reorganizations at these entities. Payments against the $4.4 reserve in France started in 2008, and we have paid $0.6 as of March 31, 2008. We expect a majority of the remaining $3.8 will be paid in 2008. Of the $4.0 recorded at Jefferson Wells, $2.2 has been paid as of March 31, 2008, of which $2.1 was paid during the three months ended March 31, 2008. We expect a majority of the remaining $1.8 will be paid in 2008.

In 2006, we recorded expenses totaling $9.5 related to reorganizations in the U.K. for severance and other office closure costs. As of March 31, 2008, $7.7 has been paid, of which $0.4 was paid during the three months ended March 31, 2008. We expect a majority of the remaining $1.8 will be paid by the end of 2009. In 2006, we also recorded expenses totaling $6.9 at Right Management for severance costs of which $1.6 was reversed in 2007 as fewer than expected former employees had claimed the severance. As of March 31, 2008, $4.9 has been paid, of which $0.1 was paid during the three months ended March 31, 2008. We expect the remaining $0.4 will be paid in 2008.

In 2005, we recorded total expenses of $15.3 in France for severance costs related to a reorganization. As of March 31, 2008, all of the $15.3 has been paid, of which $1.7 was paid during the three months ended March 31, 2008.

(5) Income Taxes

As of March 31, 2008, we had gross unrecognized tax benefits of $67.7 recorded in accordance with FIN 48 related to various tax jurisdictions, including $7.2 of interest and penalties, and related tax benefits of $22.6. As of December 31, 2007, we had gross unrecognized tax benefits of $67.2 and related tax benefits of $22.6. The net amount of $45.1 would favorably affect the effective tax rate if recognized. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2003 through 2007 for our major operations in the U.S., France, U.K., Italy and Japan. As of March 31, 2008, we are under audit in the U.K., U.S., and Japan. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter ended March 31, 2008.

We provided for income taxes during the first quarter of 2008 at a rate of 37.4% based on our current estimate of the annual 2008 effective tax rate. This 37.4% rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of U.S. state income taxes, an increase in valuation allowance for certain non-U.S. operations and other permanent items. This 37.4% rate is lower than the annual effective tax rate of 38.7% for 2007 but higher than the 36.5% rate for the first quarter of 2007, due primarily to differences in the amount of cash repatriations of non-U.S. earnings expected during each period.

(6) Earnings Per Share

The calculation of Net Earnings Per Share – Basic and Net Earnings Per Share – Diluted are as follows:

	3 Months Ended March 31,
	2008	2007
Net Earnings Per Share – Basic:
Net earnings available to common shareholders	$75.5	$59.5
Weighted-average common shares outstanding (in millions)	79.5	84.9

	$0.95	$0.70

Net Earnings Per Share – Diluted:
Net earnings available to common shareholders	$75.5	$59.5
Weighted-average common shares outstanding (in millions)	79.5	84.9
Effect of restricted stock grants (in millions)	–	0.2
Effect of dilutive securities – stock options (in millions)	0.8	1.4

	80.3	86.5

	$0.94	$0.69

The calculation of Net Earnings Per Share – Diluted does not include certain option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were 1,760,587 and 790,000 options excluded from the calculation for the three months ended March 31, 2008 and 2007, respectively.

(7) Fair Value Measurements

As of January 1, 2008, we implemented SFAS 157 for our financial assets and financial liabilities. The fair value measurements of those items recorded in our consolidated balance sheet as of March 31, 2008 are as follows:

		Fair Value Measurements Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.3	$0.3	$–	$–
Foreign currency forward contract	0.6	0.6	–	–

	$0.9	$0.9	$–	$–

Liabilities
Interest rate swap	$6.2	$6.2	$–	$–

	$6.2	$6.2	$–	$–

We determine the fair value of our available-for-sale securities by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the quoted spot rate at the end of the period and for the interest rate swap at mark-to-market quotes from financial institutions.

The carrying value of Long-Term Debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as determined by quoted market prices, is $755.6 and $722.5 as of March 31, 2008 and December 31, 2007, respectively, compared to a carrying value of $789.4 and $727.1, respectively.

(8) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	3 Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan
	2008	2007	2008	2007
Service cost	$3.5	$3.3	$–	$0.1
Interest cost	3.9	3.5	0.4	0.3
Expected return on assets	(3.6)	(3.1)	–	–
Net (gain) loss	(0.1)	0.7	(0.2)	(0.1)

Total benefit cost	$3.7	$4.4	$0.2	$0.3

During the first quarter of 2008, $4.0 of contributions were made to our pension plans and $0.3 of contributions were made to our retiree health care plan. We expect to make total contributions of $19.3 to our pension plans and $1.5 to our retiree health care plan during 2008.

(9) Shareholders’ Equity

The components of Comprehensive Income, net of tax, are as follows:

	3 Months Ended March 31,
	2008	2007
Net earnings	$75.5	$59.5
Other comprehensive income:
Foreign currency translation gain	104.7	11.7
Unrealized (loss) gain on investments	(2.1)	1.0
Unrealized (loss) gain on derivatives	(0.7)	0.5
Defined benefit pension plans	(0.5)	0.5
Retiree health care plan	(0.1)	1.9

Comprehensive income	$176.8	$75.1

The components of Accumulated Other Comprehensive Income, net of tax, are as follows:

	March 31, 2008	December 31, 2007
Foreign currency translation gain	$358.6	$253.9
Unrealized gain on investments	7.8	9.9
Unrealized loss on derivatives	(3.9)	(3.2)
Defined benefit pension plans	(8.5)	(8.0)
Retiree health care plan	4.9	5.0

Accumulated other comprehensive income	$358.9	$257.6

During the first quarter of 2008, we repurchased 752,300 shares at a total cost of $41.2. In the first quarter of 2008, we paid $11.5 related to share repurchases in 2007. There are 2.5 million shares remaining available for repurchase under our existing authorization, at a cost not to exceed a total price of approximately $253.1. During the first quarter of 2007, we repurchased 991,900 shares at a total cost of $72.7 under the 2006 authorization.

On April 29, 2008, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on June 16, 2008 to shareholders of record on June 3, 2008.

(10) Interest and Other Expenses

Interest and Other Expenses consists of the following:

	3 Months Ended March 31,
	2008	2007
Interest expense	$15.6	$12.0
Interest income	(5.1)	(5.0)
Foreign exchange (gain) loss	(1.9)	0.1
Miscellaneous expenses, net	2.7	2.5

Interest and other expenses	$11.3	$9.6

(11) Segment Data

	3 Months Ended March 31,
	2008	2007
Revenues from Services:
United States (a)	$471.5	$483.6
France	1,734.0	1,493.0
Other EMEA	1,853.7	1,476.4
Italy	401.2	304.8
Jefferson Wells	77.4	81.3
Right Management	103.3	93.9
Other Operations	745.5	602.6

Consolidated (a)	$5,386.6	$4,535.6

Operating Unit Profit:
United States	$7.2	$11.5
France	54.0	43.9
Other EMEA	47.7	36.7
Italy	29.1	16.4
Jefferson Wells	(2.6)	1.0
Right Management	6.7	6.1
Other Operations	21.3	12.8

	163.4	128.4
Corporate expenses	28.2	21.9
Amortization of intangible assets	3.2	3.2
Interest and other expenses	11.3	9.6

Earnings before income taxes	$120.7	$93.7

(a)	In the United States, where a majority of our franchises operate, Revenues from Services include fees received from the related franchise offices of $4.6 and $5.3 for the three months ended March 31, 2008 and 2007, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $212.7 and $269.1 for the three months ended March 31, 2008 and 2007, respectively.

Our consolidated Revenues from Services include fees received from our franchise offices of $7.3 and $8.4 for the three months ended March 31, 2008 and 2007, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $304.0 and $362.4 for the three months ended March 31, 2008 and 2007, respectively.

(12) Subsequent Event

In April 2008, we received the final approval from the Netherlands Competition Authority to acquire Vitae, a leading professional placement firm in the Netherlands. We paid $118.3 (€75.2) for Vitae in April. The agreement also includes contingent consideration of up to €10.0 that will be paid in 2010.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

See financial measures on page 18 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended March 31, 2008 and 2007

Revenues from Services increased 18.8% to $5,386.6 million for the first quarter of 2008 from the same period in 2007. Revenues were positively impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 7.6%. This growth rate is a result of increased demand for our services in most of our markets, including Other EMEA, Italy, Other Operations and Right Management where revenues increased 14.6%, 15.0%, 11.8% and 4.5%, respectively, on a constant currency basis. We also saw solid growth in our permanent recruitment business which increased 33.9% on a consolidated basis in constant currency.

Gross Profit increased 21.0% to $967.7 million for the first quarter of 2008. In constant currency, Gross Profit increased 9.9%. Gross Profit Margin was 18.0%, an increase of 0.33% from the first quarter of 2007 primarily resulting from an increase in the temporary recruitment business margin (+0.26%) and an increase in our permanent recruitment business (+0.33%). This increase is partially offset by the impact of our specialty businesses (-0.26%), primarily due to a margin decline at Jefferson Wells, due to lower staff utilization, and a change in our mix of business, with a lower amount of revenues coming from Right Management and Jefferson Wells, where the gross profit margin is generally higher than the company average.

Selling and Administrative Expenses increased 19.9% from the first quarter of 2007 to $835.7 million in the first quarter of 2008. These expenses increased 9.7% in constant currency. This increase is primarily in response to the increase in business volumes and reflects investments made in the permanent recruitment business. As a percent of revenues, Selling and Administrative Expenses were 15.5% in the first quarter of 2008 compared to 15.4% in the first quarter of 2007. This increase reflects the continued investments in certain markets, offset by the impact of cost control efforts and productivity gains.

Operating Profit increased 27.8% to $132.0 million for the first quarter of 2008 compared to 2007, with an Operating Profit Margin of 2.5% in 2008 compared to 2.3% in 2007. On a constant currency basis, Operating Profit increased 10.8%, which reflects the increase in Gross Profit Margin, offset by the increase in Selling and Administrative Expenses.

Interest and Other Expenses were $11.3 million in the first quarter of 2008 compared to $9.6 million for the same period in 2007. Net Interest Expense increased $3.5 million in the quarter to $10.5 million due primarily to our Euro-denominated interest expense being translated into U.S. Dollars at a higher rate in 2008 compared to 2007. Translation gains in the first quarter of 2008 were $1.9 million compared to losses of $0.1 million in the first quarter of 2007. Miscellaneous Expenses, net, which consists of bank fees and other non-operating income and expenses, was $2.7 million in the first quarter of 2008 compared to $2.5 million in the first quarter of 2007.

We provided for income taxes during the first quarter of 2008 at a rate of 37.4% based on our current estimate of the annual 2008 effective tax rate. This 37.4% rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of U.S. state income taxes, an increase in valuation allowance for certain non-U.S. operations and other permanent items. This 37.4% rate is lower than the annual effective tax rate of 38.7% for 2007 but higher than the 36.5% rate for the first quarter of 2007, due primarily to differences in the amount of cash repatriations of non-U.S. earnings expected during each period.

Net Earnings Per Share – Diluted increased 36.2% to $0.94 in the first quarter of 2008 compared to $0.69 in the first quarter of 2007. The higher foreign currency exchange rates positively impacted Net Earnings Per Share – Diluted by approximately $0.14 in the first quarter of 2008 compared to 2007. Weighted-Average Shares – Diluted were 80.3 million in the first quarter of 2008, a decline of 7.2% from the first quarter of 2007. This decline is primarily a result of share repurchases in 2007 and the first quarter of 2008.

Segment Operating Results

United States

In the United States, revenues decreased 2.5% for the first quarter of 2008 compared to the first quarter of 2007, due primarily to a decrease in staffing volume as demand for our services declined. Excluding acquisitions from 2007, revenues decreased 11.1%, an improvement from the decline of 14.2%, excluding acquisitions, in the fourth quarter of 2007. While we continue to see year-over-year growth in our professional business, we continue to experience declines in demand for our light industrial and industrial workers and skilled office workers.

Gross Profit Margin increased during the first quarter of 2008 compared to the first quarter of 2007 due to improved margins from our temporary recruitment business, due primarily to lower state unemployment tax and other payroll tax expenses. Acquisitions caused a slight decrease to Gross Profit Margin during the first quarter of 2008.

Selling and Administrative Expenses increased during the first quarter of 2008 compared to 2007 primarily due to acquisitions. Excluding acquisitions, Selling and Administrative Expenses decreased during the first quarter of 2008 primarily due to lower personnel costs.

Operating Unit Profit (“OUP”) Margin in the United States was 1.5% and 2.4% for the first quarter of 2008 and 2007, respectively. This decrease is due to the de-leveraging effect of the revenue decline as revenues have declined more than expenses, partially offset by the increase in Gross Profit Margin. Acquisitions had a minimal impact on OUP Margin for the first quarter of 2008.

France

In France, revenues increased 16.1% (1.5% in constant currency) during the first quarter of 2008 compared to 2007. This constant currency growth rate is lower than that experienced during the fourth quarter of 2007 due to a decline in the demand for our services as a result of a softening of the manufacturing and construction industry, which is a large portion of our staffing business in France. This decline was partially offset by an increase in revenue from our permanent recruitment business, which more than doubled during the first quarter of 2008.

Gross Profit Margin increased in the first quarter of 2008 compared to 2007 as a result of the increased permanent recruitment business.

Selling and Administrative Expenses increased during the first quarter of 2008 compared to the first quarter of 2007 primarily due to investments in the permanent recruitment business. Expenses were well controlled and increased only slightly as a percentage of revenue in the quarter, as we were able to leverage the existing cost base to support the increased revenues.

During the first quarter of 2008 and 2007, OUP Margin in France was 3.1% and 2.9%, respectively. This improvement reflects the improved Gross Profit Margin.

Other EMEA

In Other EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France and Italy), revenues increased 25.6% (14.6% in constant currency) in the first quarter of 2008 compared to the first quarter of 2007. Local currency revenue growth was experienced in most major markets with the highest growth rates reported in Elan, Germany and Belgium. Permanent recruitment revenues increased 25.9% in constant currency during the quarter as a result of our investments in this business. This growth rate in the quarter reflects a decline from the 32.8% growth (20.2% in constant currency) in the fourth quarter of 2007, due to declining trends in certain markets as well as the impact of Easter on first quarter revenue growth.

Gross Profit Margin increased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to the increase in permanent recruitment revenues, and our continued focus on improved pricing in certain markets.

Selling and Administrative Expenses increased during the first quarter of 2008 compared to the first quarter of 2007 due to the need to support the increased business volumes. Expenses as a percent of revenues increased slightly in the quarter compared to the first quarter of 2007.

OUP Margin for Other EMEA was 2.6% and 2.5% for the first quarter of 2008 and 2007, respectively. This margin improvement was primarily a result of the increased Gross Profit Margin level.

Italy

In Italy, revenues increased 31.6% (15.0% in constant currency) in the first quarter of 2008 compared to the first quarter of 2007, an improvement from the revenue growth rate in the fourth quarter of 2007. This improvement resulted as demand for our services in Italy remained strong and we had a positive favorable seasonal impact from training revenues in the quarter. Permanent recruitment revenues increased 42.3% in constant currency during the first quarter of 2008 compared to the first quarter of 2007.

Gross Profit Margin in the first quarter of 2008 increased compared to the first quarter of 2007 due to the increase in permanent recruitment revenues and improved pricing discipline in the market.

Selling and Administrative Expenses increased during the first quarter of 2008 compared to the first quarter of 2007 primarily due to an increase in personnel costs. However, expenses as a percent of revenue decreased in the quarter compared to the first quarter of 2007 as we were able to leverage the existing cost base to support the increased revenues without a similar increase in expenses.

OUP Margin for Italy was 7.2% and 5.4% for the first quarter of 2008 and 2007, respectively. This margin improvement was primarily the result of leveraging our expense base with increased revenue and gross profit levels.

Jefferson Wells

Revenues for Jefferson Wells in the first quarter of 2008 were in line with the fourth quarter of 2007, but decreased 4.7% compared to the first quarter of 2007 due primarily to the decline in Sarbanes-Oxley related control services and the delay of some large engagements.

The Gross Profit Margin in the first quarter of 2008 declined compared to the first quarter of 2007 due to lower utilization of our professional staff given the decrease in revenues.

Selling and Administrative Expenses decreased 1.5% during the first quarter of 2008 compared to the first quarter of 2007 due to lower office costs. As a percentage of revenue, expenses have increased compared to the first quarter of 2007.

The OUP Margin for Jefferson Wells in the first quarter of 2008 was -3.3% compared to 1.2% in the first quarter of 2007. This decreased margin is primarily the result of the lower utilization of professional staff.

Right Management

Revenues for Right Management in the first quarter of 2008 increased 10.1% (4.5% in constant currency) compared to the first quarter of 2007. Excluding acquisitions that occurred in the second quarter of 2007, revenues increased 7.6%, or 2.0% in constant currency. This increase in constant currency is the result of improving demand for Right’s organizational consulting services, which increased 17.0% (9.5% in constant currency) in the quarter.

Gross Profit Margin increased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to the change in the mix of business between outplacement and organizational consulting services.

Selling and Administrative Expenses increased in the first quarter of 2008 compared to the first quarter of 2007 to support the increased revenue levels. As a percentage of revenue, expenses have increased compared to the first quarter of 2007.

OUP Margin for Right Management was 6.5% in the first quarter of 2008 and 2007 as the increase in Gross Profit Margin was offset by the higher expense levels.

Other Operations

Revenues for Other Operations increased 23.7% (11.8% in constant currency) during the first quarter of 2008 compared to 2007, an improvement from the growth of 16.7% (10.0% in constant currency) in the fourth quarter of 2007. Revenue increases for the first quarter, in constant currency, were experienced in virtually all markets in this segment, including Argentina, Mexico and Japan which experienced revenue growth rates of 57.6%, 10.2% and 7.6%, respectively. Permanent recruitment revenues increased 36.4% in constant currency as a result of the previous investments in this business.

The Gross Profit Margin increased in the first quarter of 2008 compared to 2007 due to the higher permanent recruitment business, a shift in the mix of business toward those countries and services with higher gross profit margins. This increase was partially offset by a decrease in Gross Profit Margin in Japan.

Selling and Administrative Expenses increased in the first quarter of 2008 compared to the first quarter of 2007 to support increased revenue levels and investments in office openings and the permanent recruitment business in certain markets. Expenses as a percent of revenue decreased slightly for the quarter as expenses in the first quarter of 2007 included the cost of a large advertising campaign in Japan.

The OUP Margin for Other Operations in the first quarter of 2008 was 2.9% compared to 2.1% for the same period in 2007. This increase is a result of the lower advertising costs, coupled with the increase in Gross Profit Margin.

Financial Measures

Constant Currency and Organic Constant Currency Reconciliation

Changes in our financial results include the impact of changes in foreign currency exchange rates. We provide “constant currency” and “organic constant currency” calculations in this quarterly report to remove the impact of these items. We express year-over-year variances that are calculated in constant currency and organic constant currency as a percentage.

When we use the term “constant currency,” it means that we have translated financial data for a period into U.S. Dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure, indicating the actual growth of our operations. We use constant currency results in our analysis of subsidiary or segment performance. We also use constant currency when analyzing our performance against that of our competitors. Substantially all of our subsidiaries derive revenues and incur expenses within a single country and, consequently, do not generally incur currency risks in connection with the conduct of their normal business operations. Changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow or economic condition.

When we use the term “organic constant currency,” it means that we have further removed the impact of acquisitions in the current period and dispositions from the prior period from our constant currency calculation. We believe that this calculation is useful because it allows us to show the actual growth of our pre-existing business.

A reconciliation to the percent variances calculated based on our financial results is provided below.

	Three Months Ended March 31, 2008 Compared to 2007
	Reported Amount (a)	Reported Variance		Impact of Currency	Variance in Constant Currency		Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
United States	$471.5	(2.5	) %	-%	(2.5	) %	8.6%	(11.1	) %
France	1,734.0	16.1		14.6	1.5		-	1.5
Other EMEA	1,853.7	25.6		11.0	14.6		-	14.6
Italy	401.2	31.6		16.6	15.0		-	15.0
Jefferson Wells	77.4	(4.7)		-	(4.7)		-	(4.7)
Right Management	103.3	10.1		5.6	4.5		2.5	2.0
Other Operations	745.5	23.7		11.9	11.8		-	11.8

Manpower Inc.	$5,386.6	18.8		11.2	7.6		1.0	6.6

Gross Profit	$967.7	21.0		11.1	9.9		1.1	8.8

Selling and Administrative Expenses	$835.7	19.9		10.2	9.7		0.9	8.8

Operating Profit	$132.0	27.8		17.0	10.8		2.0	8.8

(a)	In millions for the three months ended March 31, 2008.

Liquidity and Capital Resources

Cash provided by operating activities was $105.8 million in the first quarter of 2008 compared to $102.8 million for the first quarter of 2007. This increase is primarily due to the increased operating earnings, offset by increased working capital needs. Cash provided by operating activities before changes in working capital requirements was $114.2 million in the first quarter of 2008 compared to $105.2 million in the first quarter of 2007.

Accounts receivable increased to $4,724.6 million as of March 31, 2008 from $4,478.8 million as of December 31, 2007. This increase is due to changes in foreign currency exchange rates. At December 31, 2007 exchange rates, the March 31, 2008 balance would have been approximately $281.8 million lower than reported.

Capital expenditures were $23.8 million in the first quarter of 2008 compared to $16.8 million during the first quarter of 2007. These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions in the first quarter of 2008 was $0.8 million compared to $5.0 million in the first quarter of 2007.

Borrowings increased $10.9 million in the first quarter of 2008 compared to $3.8 million in the first quarter of 2007. As of March 31, 2008, we had borrowings of $157.9 million and letters of credit of $3.7 million outstanding under our $625.0 million revolving credit agreement. There were no borrowings outstanding under our Receivables Facility or our commercial paper program as of March 31, 2008 or December 31, 2007.

Our $625.0 million revolving credit agreement requires, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.04 to 1 and a fixed charge ratio of 4.26 to 1 as of March 31, 2008. Based on current forecasts, we expect to be in compliance with these covenants throughout 2008.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2008, such credit lines totaled $420.5 million, of which $368.7 million was unused. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $246.7 million could have been made under these lines as of March 31, 2008. Under the $625.0 million revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total price of $400.0 million. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first quarter of 2008, we repurchased 752,300 shares at a total cost of $41.2 million. In the first quarter of 2008, we paid $11.5 million related to share repurchases in 2007. There are 2.5 million shares remaining available for repurchase under this authorization, at a total price not to exceed $253.1 million. During the first quarter of 2007, we repurchased 991,900 shares at a total cost of $72.7 million under the 2006 authorization.

On April 29, 2008, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on June 16, 2008 to shareholders of record on June 3, 2008.

We have aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $2,103.3 million as of March 31, 2008 compared to $2,088.6 million as of December 31, 2007.

In the fourth quarter of 2007, we established reserves totaling $4.4 million in France for office closure costs and $4.0 million at Jefferson Wells for severances and other office closure costs related to reorganizations at these entities. Payments against the $4.4 million reserve in France started in 2008, and we have paid $0.6 million as of March 31, 2008. We expect a majority of the remaining $3.8 million will be paid in 2008. Of the $4.0 million recorded at Jefferson Wells, $2.2 million has been paid as of March 31, 2008, of which $2.1 million was paid during the three months ended March 31, 2008. We expect a majority of the remaining $1.8 million will be paid in 2008.

In 2006, we recorded expenses totaling $9.5 million related to reorganizations in the U.K. for severance and other office closure costs. As of March 31, 2008, $7.7 million has been paid, of which $0.4 million was paid during the three months ended March 31, 2008. We expect a majority of the remaining $1.8 million will be paid by the end of 2009. In 2006, we also recorded expenses totaling $6.9 million at Right Management for severance costs of which $1.6 was reversed in 2007 as fewer than expected former employees had claimed the severance. As of March 31, 2008, $4.9 million has been paid, of which $0.1 million was paid during the three months ended March 31, 2008. We expect the remaining $0.4 million will be paid in 2008.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $129.2 million and $129.3 million as of March 31, 2008 and December 31, 2007, respectively, $74.2 million and $78.2 million for guarantees, respectively, and $52.5 million and $51.1 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases, and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for us in 2009. We are currently assessing the impact of the adoption of this statement.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Subsequently in February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-1 removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS 157. FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial statements. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our financial statements. See Note 7 for further information about our fair value measurements as of March 31, 2008.

In December 2006, we adopted Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under its Measurement Date Provisions, SFAS 158 requires us to measure the funded status of our defined benefit and retiree medical plans as of the balance sheet date, rather than as of an earlier measurement date, in 2008. We plan to adopt the Measurement Date Provisions as of December 31, 2008. We do not expect the adoption of the provisions to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS 159 as of January 1, 2008. As of the initial adoption, we did not elect the fair value option for any existing eligible items under SFAS 159.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires (a) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us in 2009 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We are currently assessing the impact of the adoption of this statement.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in 2009.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information under the heading “Forward-Looking Statements” in our annual report on Form 10-K for the year ended December 31, 2007, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2007 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million. The plan was announced on August 27, 2007. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under this authorization.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1 - 31, 2008	-	$-	-	3,258,100
February 1 - 29, 2008	494,600	54.51	494,600	2,763,500
March 1 - 31, 2008	257,700	55.16	257,700	2,505,800	(1)

(1)	Not to exceed a total purchase price of $253.1 million.

Item 4 – Submission of Matters to a Vote of Security Holders

On April 29, 2008, at our Annual Meeting of Shareholders (the “Annual Meeting”) our shareholders voted on proposals to: (1) elect three directors to serve until 2011 as Class III directors; (2) ratify the appointment of Deloitte & Touche LLP as our independent auditors for 2008; (3) consider and act upon a proposed shareholder resolution regarding implementation of the MacBride Principles in Northern Ireland. In addition, Jeffrey A. Joerres, John R. Walter, Marc J. Bolland and Ulice Payne, Jr. continued as Class I directors (term expiring 2009). Gina R. Boswell, Jack M. Greenberg and Terry A. Hueneke continued as Class II directors (term expiring 2010). Rozanne L. Ridgway did not stand for re-election in 2008 and Willie D. Davis resigned as a director effective as of the date of the Annual Meeting. The results of the proposals voted upon at the Annual Meeting are as follows:

	For	Against	Withheld	Abstain	Broker Non-Vote
1. a) Election of J. Thomas Bouchard	63,432,660	–	6,515,979	–	–

b) Election of Cari M. Dominguez	68,385,738	–	1,562,901	–	–

c) Election of Edward J. Zore	69,584,416	–	364,223	–	–

2. Ratify the appointment of Deloitte & Touche LLP as our independent auditors for 2008	69,133,856	746,840	–	67,943	–

3. Shareholder proposal regarding implementation of the MacBride Principles in Northern Ireland	7,857,635	51,586,035	–	8,381,954	–

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2008:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)	consultation regarding appropriate handling of items on tax returns, required disclosures, elections and filing positions available to us;

(c)	assistance with tax audits and examinations, including providing technical advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, U.S. treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(d)	advice and assistance with respect to transfer pricing matters, including the preparation of reports used by us to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions;

(e)	advice regarding tax issues relating to our internal reorganizations;

(f)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(g)	reviews of our quarterly financial statements;

(h)	consultation regarding current, proposed and newly adopted accounting pronouncements;

(i)	audit of a foreign employee pension plan;

(j)	advice and assistance related to data privacy;

(k)	auditor reports required as part of an internal restructuring, related to a government grant and required as part of tender offers; and

(l)	SAS 70 controls report in the U.S.

Item 6 – Exhibits

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: May 2, 2008	/s/ Michael J. Van Handel
Michael J. Van Handel Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

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