Form 10-Q
period 2008-06-30
MANPOWER INC /WI/
filed 2008-08-01
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

June 30, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                    No          X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 29, 2008
Common Stock, $.01 par value	79,398,714

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	June 30, 2008	December 31, 2007
CURRENT ASSETS:

Cash and cash equivalents	$ 561.3	$ 537.5
Accounts receivable, less allowance for doubtful accounts of $129.0 and $123.1, respectively	4,857.6	4,478.8
Prepaid expenses and other assets	150.4	122.2
Future income tax benefits	87.8	76.3

Total current assets	5,657.1	5,214.8

OTHER ASSETS:

Goodwill	1,182.8	1,045.9
Intangible assets, less accumulated amortization of $66.6 and $56.1, respectively	419.5	364.8
Other assets	387.1	377.7

Total other assets	1,989.4	1,788.4

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment	842.7	760.8
Less: accumulated depreciation and amortization	601.7	539.6

Net property and equipment	241.0	221.2

Total assets	$ 7,887.5	$ 7,224.4

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2008	December 31, 2007
CURRENT LIABILITIES:

Accounts payable	$ 1,208.3	$ 1,014.4
Employee compensation payable	217.7	213.6
Accrued liabilities	743.2	679.4
Accrued payroll taxes and insurance	739.1	724.7
Value added taxes payable	630.1	583.7
Short-term borrowings and current maturities of long-term debt	69.3	39.7

Total current liabilities	3,607.7	3,255.5

OTHER LIABILITIES:

Long-term debt	944.5	874.8
Other long-term liabilities	431.2	424.8

Total other liabilities	1,375.7	1,299.6

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 103,705,350 and 103,414,254 shares, respectively	1.0	1.0
Capital in excess of par value	2,505.7	2,481.8
Retained earnings	1,194.0	1,040.3
Accumulated other comprehensive income	356.8	257.6
Treasury stock at cost, 24,313,461 and 23,541,579 shares, respectively	(1,153.4)	(1,111.4)

Total shareholders’ equity	2,904.1	2,669.3

Total liabilities and shareholders’ equity	$ 7,887.5	$ 7,224.4

The accompanying notes to consolidated financial statements

are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007

Revenues from services	$ 5,904.9	$ 5,034.4	$ 11,291.5	$ 9,570.0

Cost of services	4,751.3	4,010.3	9,170.2	7,745.9

Gross profit	1,153.6	1,024.1	2,121.3	1,824.1

Selling and administrative expenses	946.3	747.1	1,782.0	1,443.8

Operating profit	207.3	277.0	339.3	380.3

Interest and other expenses	13.9	7.7	25.2	17.3

Earnings before income taxes	193.4	269.3	314.1	363.0

Provision for income taxes	86.0	108.9	131.2	143.1

Net earnings	$ 107.4	$ 160.4	$ 182.9	$ 219.9

Net earnings per share – basic	$ 1.36	$ 1.90	$ 2.31	$ 2.60

Net earnings per share – diluted	$ 1.34	$ 1.86	$ 2.27	$ 2.54

Weighted average shares – basic	79.2	84.4	79.3	84.6

Weighted average shares – diluted	80.3	86.2	80.4	86.5

The accompanying notes to consolidated financial statements

are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	6 Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 182.9	$ 219.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53.4	44.1
Deferred income taxes	8.7	41.8
Provision for doubtful accounts	8.4	8.8
Share-based compensation	14.3	11.8
Excess tax benefit on exercise of stock options	(0.1)	(5.4)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(75.8)	(296.2)
Other assets	(4.3)	(42.9)
Other liabilities	78.3	159.4

Cash provided by operating activities	265.8	141.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(51.4)	(41.8)
Acquisitions of businesses, net of cash acquired	(195.5)	(18.1)
Proceeds from the sale of property and equipment	4.4	5.0

Cash used by investing activities	(242.5)	(54.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	26.5	3.4
Proceeds from long-term debt	63.3	0.6
Payments of long-term debt	(63.8)	(1.0)
Proceeds from stock option and purchase plans	11.1	31.7
Excess tax benefit on exercise of stock options	0.1	5.4
Repurchases of common stock	(52.7)	(89.0)
Dividends paid	(29.2)	(27.1)

Cash used by financing activities	(44.7)	(76.0)

Effect of exchange rate changes on cash	45.2	12.5

Change in cash and cash equivalents	23.8	22.9

Cash and cash equivalents, beginning of year	537.5	687.9

Cash and cash equivalents, end of period	$ 561.3	$ 710.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 47.8	$ 41.8

Income taxes paid	$ 170.8	$ 73.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2008 and 2007

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

Employment-Related Items

In April 2007, we received a letter from the Central Agency For Social Security Organizations in France regarding a modification to the calculation of payroll taxes under certain French social programs aimed at encouraging the employment of low-wage workers. This modification reduced the amount of payroll taxes that we are required to remit retroactive to January 1, 2006. In the second quarter of 2007, we recorded $99.3 ($57.2 after tax, or $0.66 per diluted share) of net benefit related to this modification, including an increase to Gross Profit of $113.9 and an increase to Selling and Administrative Expenses of $14.6, for 2006 and the first half of 2007. In April 2008, we received additional information from our trade association, which was based on communications with the Central Agency indicating that this modification is also applicable to 2005. Therefore, we recorded $53.7 ($35.2 after tax, or $0.44 per diluted share) of a net benefit in the second quarter of 2008 related to this modification, which resulted in an increase to Gross Profit, for 2005.

(2) New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for us in 2009. We are currently assessing the impact of adopting this statement.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for us in 2009 and must be applied prospectively. We are currently assessing the impact of adopting this statement.

The FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Subsequently in February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position No. FAS 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”). FSP FAS 157-1 removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS 157. FSP FAS 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We implemented SFAS 157 for financial assets and financial liabilities effective January 1, 2008 with no material impact on our consolidated financial statements. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our financial statements. See Note 7 for further information about our fair value measurements as of June 30, 2008.

In December 2006, we adopted Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under its measurement date provisions, SFAS 158 requires us to measure the funded status of our defined benefit and retiree medical plans as of the balance sheet date in 2008, rather than as of an earlier measurement date. We plan to adopt the measurement date provisions as of December 31, 2008. We do not expect the adoption of the provisions to have a material impact on our consolidated financial statements.

In January 2008, we adopted Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As of the initial adoption, we did not elect the fair value option for any existing eligible items under SFAS 159.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires (a) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us in 2009 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We are currently assessing the impact of adopting this statement.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in 2009.

(3) Stock Compensation Plans

During the six months ended June 30, 2008 and 2007, we recognized share-based compensation expense of approximately $14.3 and $11.8, respectively, related to grants of stock options, deferred stock, restricted stock and performance share units, and issuances of stock related to our employee stock purchase plan. Cash received from stock option exercises was $11.1 and $31.7 for the six months ended June 30, 2008 and 2007, respectively. We recognize share-based compensation expense related to grants of share-based awards in Selling and Administrative Expenses on a straight-line basis over the service period of each award recipient.

(4) Acquisitions and Reorganization Costs

Acquisitions

During the first six months of 2008, we acquired and invested in several companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, in the six months ended June 30 was $195.5 and $18.1 for 2008 and 2007, respectively.

In April 2008, we acquired Vitae, a leading professional placement firm in the Netherlands, for total consideration of $120.1 (€76.3). The agreement also included contingent consideration of up to €10.0 that may be paid in 2010. Based on a preliminary valuation, which is subject to revision, Goodwill and Intangible Assets resulting from this transaction were $87.4 and $27.2, respectively, as of June 30, 2008.

Cash consideration related to other acquisitions, including franchises, net of cash acquired, for the first half of the year was $75.4 and $18.1 for 2008 and 2007, respectively. Based on preliminary valuations of these acquisitions, which is subject to revision, Goodwill and Intangible Assets resulting from these acquisitions were $37.8 and $36.4, respectively, as of June 30, 2008.

Reorganization Costs

In the fourth quarter of 2007, we established reserves totaling $4.4 in France for office closure costs and $4.0 at Jefferson Wells for severances and other office closure costs related to reorganizations at these entities. Payments against the $4.4 reserve in France started in 2008 and have totaled $0.7 as of June 30, 2008. We expect a majority of the remaining $3.7 will be paid in 2008. Of the $4.0 accrued by Jefferson Wells, $2.9 has been paid as of June 30, 2008, of which $2.8 was paid during the six months ended June 30, 2008. We expect a majority of the remaining $1.1 will be paid in 2008.

In 2006, we recorded expenses totaling $9.5 related to reorganizations in the U.K. for severance and other office closure costs. As of June 30, 2008, $8.0 has been paid, of which $0.7 was paid during the six months ended June 30, 2008. We expect a majority of the remaining $1.5 will be paid by the end of 2009. In 2006, we also recorded expenses totaling $6.9 at Right Management for severance costs, of which $1.6 was reversed in 2007 as fewer than expected former employees had claimed the severance. As of June 30, 2008, $5.0 has been paid, of which $0.2 was paid during the six months ended June 30, 2008. We expect the remaining $0.3 will be paid in 2008.

In 2005, we recorded total expenses of $15.3 in France for severance costs related to a reorganization. As of June 30, 2008, all of the $15.3 has been paid, of which $1.7 was paid in the first quarter of 2008.

(5) Income Taxes

As of June 30, 2008, we had gross unrecognized tax benefits of $68.2 recorded in accordance with FIN 48 related to various tax jurisdictions, including $7.7 of interest and penalties and related tax benefits of $22.6. As of December 31, 2007, we had gross unrecognized tax benefits of $67.2 and related tax benefits of $22.6. The June 30, 2008 net amount of $45.6 would favorably affect the effective tax rate if recognized. Of the unrecognized tax benefits recorded, $9.1 is recorded as current.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2003 through 2007 for our major operations in the U.S., France, U.K., Italy and Japan. As of June 30, 2008, we are under audit in the U.K., U.S. and Japan, but certain agreed components of the U.S. and Japan audit are now being formally finalized. We do not anticipate a significant adjustment to the Company’s taxes paid as a result of these agreed audit components. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations or for other items during the six months ended June 30, 2008.

We provided for income taxes at an effective rate of 44.5% and 41.8% for the three and six months ended June 30, 2008, respectively, as compared to an effective rate of 40.4% and 39.4% for the three and six months ended June 30, 2007 respectively. The impact of certain discrete items increased the rate for both the second quarter and first half of 2008 as compared to the respective periods in 2007. In 2008, the discrete items were recorded in the second quarter with the primary item being a legal reserve recorded in France related to the French competition investigation. See Note 12 for further information about the legal reserve.

Excluding the discrete items mentioned above, our effective tax rate for the three and six months ended June 30, 2008, was 34.4% and 35.3%, respectively. These rates are different than the U.S. Federal statutory rate of 35% due primarily to the impact of the mix of U.S. and foreign earnings, U.S. state income taxes and other permanent items. These rates are lower than the annual effective tax rate of 38.7% for 2007 due primarily to differences in the amount of cash repatriations of non-U.S. earnings expected during each period.

(6) Earnings Per Share

The calculation of Net Earnings Per Share – Basic and Net Earnings Per Share – Diluted are as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007

Net Earnings Per Share – Basic:

Net earnings available to common shareholders	$107.4	$160.4	$182.9	$219.9

Weighted-average common shares outstanding (in millions)	79.2	84.4	79.3	84.6

	$1.36	$1.90	$2.31	$2.60

Net Earnings Per Share – Diluted:

Net earnings available to common shareholders	$107.4	$160.4	$182.9	$219.9

Weighted-average common shares outstanding (in millions)	79.2	84.4	79.3	84.6
Effect of restricted stock grants (in millions)	0.2	0.3	0.2	0.4
Effect of dilutive securities – stock options (in millions)	0.9	1.5	0.9	1.5

	80.3	86.2	80.4	86.5

	$1.34	$1.86	$2.27	$2.54

(7) Fair Value Measurements

As of January 1, 2008, we implemented SFAS 157 for our financial assets and financial liabilities. The fair value measurements of those items recorded in our consolidated balance sheet as of June 30, 2008 are as follows:

		Fair Value Measurements Using

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Available-for-sale securities	$0.3	$ 0.3	$-	$ -
Foreign currency forward contract	0.8	-	0.8	-
	$1.1	$ 0.3	$0.8	$ -

Liabilities
Interest rate swap	$2.2	$ -	$2.2	$ -
	$2.2	$ -	$2.2	$ -

We determine the fair value of our available-for-sale securities by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the quoted spot rate at the end of the period and, for the interest rate swap, at mark-to-market quotes from financial institutions.

The carrying value of Long-Term Debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as determined by quoted market prices, is $722.7 and $722.5 as of June 30, 2008 and December 31, 2007, respectively, compared to a carrying value of $785.6 and $727.1, respectively.

(8) Accounts Receivable Securitization

In July 2008, we amended our $200.0 Receivables Facility to reduce the amount to $100.0 and to extend its maturity to July 2009. All other terms remain substantially unchanged except for an increase in the liquidity fee from 12.5 basis points (0.125%) to 70.0 basis points (0.70%) on the total program amount. If the Receivable Facility is not utilized, the liquidity fee will increase from 70 basis points (0.70%) to 95 basis points (0.95%). The program fee increased from 15.0 basis points (0.15%) to 30 basis points (0.30%). There were no borrowings outstanding under this facility as of June 30, 2008 or December 31, 2007.

(9) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	Defined Benefit Pension Plans
	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007

Service cost	$3.6	$3.4	$7.1	$6.7
Interest cost	4.0	3.7	7.9	7.2
Expected return on assets	(3.7)	(3.2)	(7.3)	(6.3)
Other	-	2.7	(0.1)	3.4

Total benefit cost	$3.9	$6.6	$7.6	$11.0

	Retiree Health Care Plan
	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007

Service cost	$0.1	$-	$0.1	$0.1
Interest cost	0.3	0.4	0.7	0.7
Other	(0.1)	(0.1)	(0.3)	(0.2)

Total benefit cost	$0.3	$0.3	$0.5	$0.6

For the three and six months ended June 30, 2008, contributions made to our pension plans were $4.2 and $8.2, respectively, and contributions made to our retiree health care plan were $0.4 and $0.7, respectively. We expect to make total contributions of $19.3 to our pension plans and $1.5 to our retiree health care plan during 2008.

(10) Shareholders’ Equity

The components of Comprehensive Income, net of tax, are as follows:

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007

Net earnings	$107.4	$160.4	$182.9	$219.9
Other comprehensive income:
Foreign currency translation (loss) gain	(3.1)	26.1	101.6	37.8
Unrealized (loss) gain on investments	(0.2)	0.7	(2.3)	1.7
Unrealized gain on derivatives	2.6	1.5	1.9	2.0
Defined benefit pension plans	(1.2)	(0.1)	(1.7)	0.4
Retiree health care plan	(0.2)	-	(0.3)	1.9

Comprehensive income	$105.3	$188.6	$282.1	$263.7

The components of Accumulated Other Comprehensive Income, net of tax, are as follows:

	June 30, 2008	December 31, 2007

Foreign currency translation gain	$355.5	$253.9
Unrealized gain on investments	7.6	9.9
Unrealized loss on derivatives	(1.3)	(3.2)
Defined benefit pension plans	(9.7)	(8.0)
Retiree health care plan	4.7	5.0

Accumulated other comprehensive income	$356.8	$257.6

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total price of $400.0. During the first half of 2008, we repurchased 752,300 shares at a total cost of $41.2. We also paid $11.5 related to share repurchases that were executed at the end of 2007 but closed in 2008. These shares were all repurchased during the first quarter, with no additional repurchases during the second quarter. There are 2.5 million shares remaining available for repurchase under this authorization as of June 30, 2008, at a total price not to exceed $253.1. During the three and six months ended June 30, 2007, we repurchased 222,900 and 1,214,800 shares, respectively, at a total cost of $16.3 and $89.0, under the previous authorization.

On April 29, 2008, the Board of Directors declared a cash dividend of $0.37 per share, which was paid on June 16, 2008 to shareholders of record on June 3, 2008.

(11) Interest and Other Expenses

Interest and Other Expenses consists of the following:

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007

Interest expense	$17.1	$13.1	$32.7	$25.1
Interest income	(6.0)	(6.2)	(11.1)	(11.2)
Foreign exchange loss (gain)	0.4	0.1	(1.5)	0.2
Miscellaneous expenses, net	2.4	0.7	5.1	3.2

Interest and other expenses	$13.9	$7.7	$25.2	$17.3

(12) Contingencies

In November 2004, French authorities commenced an investigation at our French headquarters. According to the search warrant, the investigation stems from a complaint submitted during 2003 to the European Commission and subsequently transferred to France’s Direction Generale de la Concurrence, de la Consommation et de la Repression des frauds (the “Competition Council”), a body of the French Financial Department that investigates frauds and competition violations. In November 2007, we received a Statement of Objections from the Competition Council in connection with their investigation, which alleged illegal information sharing between us and certain of our competitors. We responded to this Statement of Objections in February 2008, defending our position.

In June 2008, we received a Report from the Competition Council, which was prepared by the case handler for the Competition Council and opens the second phase of the procedure before the Competition Council. The Report rejected all of the defense arguments we made in our response and maintained the objections as set forth in the Statement of Objections. It also provided the Competition Council with the elements for the calculation of fines. We intend to respond to this Report as well, providing further arguments and information in defense of our position.

After considering the input from all parties, the Competition Council will render its decision in the matter and levy any fine it deems appropriate. Any such fine will be related to a determination of the damage to the economy attributable to the alleged misconduct, subject to adjustment for aggravating or mitigating factors. The Report provided an estimation of our portion of the alleged damage to the economy, which ranged from €37.0 ($58.0) to €76.0 ($120.0). Based on the estimate included in the Report, a legal analysis and various other factors, we have reserved €45.0 ($70.0) as of June 30, 2008. Of this amount, €34.7 ($54.1) was recorded as a component of Selling and Administrative Expenses in the second quarter of 2008. However, final resolution of this matter could result in an amount significantly different from the amount we have recorded.

(13) Segment Data

	3 Months Ended June 30,		6 Months Ended June 30,
	2008	2007	2008	2007

Revenues from Services:
United States (a)	$ 491.6	$488.6	$ 963.1	$972.2
France	1,958.1	1,784.9	3,692.1	3,277.9
Other EMEA	2,050.7	1,582.0	3,904.4	3,058.4
Italy	441.4	353.8	842.6	658.6
Jefferson Wells	75.8	83.8	153.2	165.1
Right Management	115.7	105.8	219.0	199.7
Other Operations	771.6	635.5	1,517.1	1,238.1
Consolidated (a)	$ 5,904.9	$5,034.4	$ 11,291.5	$9,570.0

Operating Unit Profit:
United States	$ 14.8	$26.1	$ 22.0	$37.6
France	69.8	163.7	123.8	207.6
Other EMEA	85.1	55.7	132.8	92.4
Italy	37.6	29.1	66.7	45.5
Jefferson Wells	(1.6)	1.1	(4.2)	2.1
Right Management	13.3	11.0	20.0	17.1
Other Operations	16.6	15.0	37.9	27.8
Consolidated	235.6	301.7	399.0	430.1
Corporate expenses	25.0	21.4	53.2	43.3
Amortization of corporate intangible assets	3.3	3.3	6.5	6.5
Interest and other expenses	13.9	7.7	25.2	17.3
Earnings before income taxes	$ 193.4	$269.3	$ 314.1	$363.0

(a)	In the United States, where a majority of our franchises operate, Revenues from Services included fees received from the related franchise offices of $4.7 and $6.5 for the three months ended June 30, 2008 and 2007, respectively, and $9.3 and $11.8 for the six months ended June 30, 2008 and 2007, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $214.6 and $278.5 for the three months ended June 30, 2008 and 2007, respectively, and $427.3 and $547.6 for the six months ended June 30, 2008 and 2007, respectively.

Our consolidated Revenues from Services included fees received from our franchise offices of $8.3 and $9.0 for the three months ended June 30, 2008 and 2007, respectively, and $15.6 and $17.4 for the six months ended June 30, 2008 and 2007, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $325.4 and $361.8 for the three months ended June 30, 2008 and 2007, respectively, and $629.4 and $724.2 for the six months ended June 30, 2008 and 2007, respectively.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

See financial measures on pages 23 and 24 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended June 30, 2008 and 2007

Revenues from Services increased 17.3% to $5,904.9 million for the second quarter of 2008 from the same period in 2007. Revenues were positively impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 5.4%. Revenues increased 15.4% excluding acquisitions, or 3.6% on an organic constant currency basis. This growth rate is a result of higher demand for our services in most of our markets, including Other EMEA, Italy, Right Management and Other Operations, where revenues increased 17.6%, 7.6%, 4.1% and 9.9%, respectively, on a constant currency basis, however it reflects a decline from the 6.6% organic constant currency growth rate reported in the first quarter of 2008. We also saw solid growth in our permanent recruitment business which increased 26.2% on a consolidated basis in the second quarter.

Gross Profit increased 12.6% to $1,153.6 million for the second quarter of 2008. In constant currency, Gross Profit increased 1.3%. Included in the second quarter of 2008 and 2007 Gross Profit was the impact of a modification to the calculation of payroll taxes in France (see Note 1 to the consolidated financial statements for further information), which reduced the amount of payroll taxes. The impact of this modification was an increase in Gross Profit of $53.7 million in the second quarter of 2008, related to payroll taxes paid in 2005, and $113.9 million in the second quarter of 2007, related to payroll taxes paid in 2006 and the first half of 2007.

Gross Profit Margin was 19.5%, a decrease of 0.8% from the second quarter of 2007. The impact of the payroll tax modification year-over-year represents a 135 basis point (-1.35%) decrease in second quarter 2008 Gross Profit Margin. The remaining increase in Gross Profit Margin is primarily the result of an increase in our temporary recruitment business margin (+0.47%) and an increase in our permanent recruitment business (+0.28%), offset by a change in the mix of services provided (-0.20%) primarily due to a lesser amount of revenues coming from our specialty businesses where the gross profit margin is generally higher than the company average.

Selling and Administrative Expenses increased 26.7% from the second quarter of 2007 to $946.3 million in the second quarter of 2008. These expenses increased 14.7% in constant currency, or 11.5% on an organic constant currency basis. Included in the second quarter of 2008 was $54.1 million of costs for a legal reserve related to the French competition investigation (see note 12 to the consolidated financial statements for further information). Included in the second quarter of 2007 Selling and Administrative Expenses was $14.6 million related to the modification to the payroll tax calculation in France for 2006 and the first half of 2007.

As a percent of revenues, Selling and Administrative Expenses were 16.0% in the second quarter of 2008 compared to 14.8% in the second quarter of 2007. The legal reserve represented a 90 basis point (+0.90%) impact on second quarter 2008 Selling and Administrative Expenses as a percent of revenues The costs related to the payroll tax modification in 2007 represents a 30 basis point (+0.30%) impact on second quarter 2007 Selling and Administrative Expenses as a percent of revenues. The remaining 60 basis point (+0.60%) increase in Selling and Administrative Expenses as a percent of revenue reflects increased personnel costs and continued investments in certain markets, offset by the favorable impact of cost control efforts and productivity gains.

Operating Profit decreased 25.2% for the second quarter of 2008 compared to 2007. On a constant currency basis, Operating Profit decreased 34.9%. Included in the second quarter 2008 Operating Profit is the impact of the modification to the payroll tax calculation in France related to 2005 (+$53.7 million), as well as the legal reserve recorded related to the French competition investigation (-$54.1 million). The impact of these items was a decrease in Operating Profit of $0.4 million. Included in the second quarter 2007 Operating Profit was the impact of the modification to the payroll tax calculation in France related to 2006 and the first half of 2007 (+$99.3 million). This amount represents a 71.9% increase in Operating Profit compared to 2006.

Operating Profit Margin was 3.5% in the second quarter of 2008 compared to 5.5% in 2007. The impact of the modification to the payroll tax calculation in France related to 2005 and the legal reserve recorded related to the French competition investigation together, did not have an impact on the second quarter 2008 Operating Profit Margin. The impact of the modification to the payroll tax calculation in France related to 2006 and the first half of 2007 had a 200 basis point (+2.00%) impact on second quarter 2007 Operating Profit Margin. There is no additional change in Operating Profit Margin as the favorable impact of cost control efforts and productivity gains offset the decrease in Gross Profit Margin.

Interest and Other Expenses was $13.9 million in the second quarter of 2008 compared to $7.7 million for the same period in 2007. Net Interest Expense increased $4.2 million in the quarter to $11.1 million, due primarily to our Euro-denominated interest expense being translated into U.S. Dollars at a higher rate in 2008 compared to 2007. Translation losses in the second quarter of 2008 were $0.4 million compared to $0.1 million in the second quarter of 2007. Miscellaneous Expenses, net, which consists of bank fees and other non-operating income and expenses, were $2.4 million in the second quarter of 2008 compared to $0.7 million in the second quarter of 2007.

We provided for income taxes at an effective rate of 44.5% for the second quarter of 2008, as compared to an effective rate of 40.4% for the second quarter of 2007. The 2008 rate is higher due to the impact of certain discrete items recorded in the second quarter with the primary item being a legal reserve recorded in France related to the French competition investigation (see Note 12 to the consolidated financial statements for further information.) Excluding these discrete items, our effective tax rate for the second quarter was 34.4%. This rate is lower than the U.S. Federal statutory rate of 35% due primarily to the impact of the mix of U.S. and foreign earnings, U.S. state income taxes and other permanent items. This 34.4% rate is lower than the annual effect tax for 2007 due primarily to differences in the amount of cash repatriations of non-U.S. earnings expected during each period.

Net Earnings Per Share – Diluted decreased 28.0% to $1.34 in the second quarter of 2008 compared to $1.86 in the second quarter of 2007. Included in Net Earnings in the second quarter of 2008 is the impact of the modification to the payroll tax calculation in France related to 2005 (+$35.2 million, net of tax) and the legal reserve related to the French competition investigation (-$50.0 million, net of tax). These amounts represent a $0.44 increase and $0.62 decrease on Net Earnings Per Share – Diluted, respectively. Included in Net Earnings in the second quarter of 2007 is the impact of the modification to the payroll tax calculation in France related to 2006 and the first half of 2007. The impact of this modification was an increase in Net Earnings of $57.2 million for the three months ended June 30, 2007, or $0.66 per diluted share. Higher foreign currency exchange rates positively impacted Net Earnings Per Share – Diluted by approximately $0.21 in the second quarter of 2008 compared to 2007. Weighted-Average Shares – Diluted were 80.3 million in the second quarter of 2008, a decline of 6.8% from the second quarter of 2007 primarily as a result of share repurchases in 2007 and the first quarter of 2008.

Operating Results - Six Months Ended June 30, 2008 and 2007

Revenues from Services increased 18.0% to $11,291.5 million for the first half of 2008 from the same period in 2007. Revenues were positively impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 6.4%. Revenues increased 16.5% excluding acquisitions, or 5.0% on an organic constant currency basis. This growth rate is a result of increased demand for our services in most of our markets, including Other EMEA, Italy, Right Management and Other Operations, where revenues increased 16.1%, 11.0%, 4.3% and 10.8%, respectively, on a constant currency basis. We also saw solid growth in our permanent recruitment business which increased 29.7% on a consolidated basis for the six month period.

Gross Profit increased 16.3% to $2,121.3 million for the first half of 2008. In constant currency, Gross Profit increased 5.0%. Included in the Gross Profit for the first half of 2008 and 2007 was the impact of a modification to the calculation of payroll taxes in France (see Note 1 to the consolidated financial statements for further information), which reduced the amount of payroll taxes. The impact of this modification was an increase in Gross Profit of $53.7 million in the first half of 2008, related to payroll taxes paid in 2005, and $113.9 million in the first half of 2007, related to payroll taxes paid in 2006 and the first half of 2007.

Gross Profit Margin was 18.8%, a decrease of 0.3% from the first half of 2007. The impact of this modification year-over-year represents a 70 basis point (-0.70%) decrease in Gross Profit Margin. The remaining increase in Gross Profit Margin is primarily the result of an increase in our temporary recruitment business margin (+0.35%) and an increase in our permanent recruitment business (+0.30%), offset by a change in the mix of services provided (-0.25%) primarily due to a lesser amount of revenues coming from our specialty businesses where the gross profit margin is generally higher than the company average.

Selling and Administrative Expenses increased 23.4% from the first half of 2007, to $1,782.0 million in the first half of 2008. These expenses increased 12.3% in constant currency. Included in 2008 is $54.1 million of costs for a legal reserve related to the French competition investigation (see Note 12 to the consolidated financial statements for further information). Included in Selling and Administrative Expenses for the first half of 2007 is $14.6 million related to the modification to the payroll tax calculation in France related to 2006 and the first half of 2007.

As a percent of revenues, Selling and Administrative Expenses were 15.8% in the first half of 2008 compared to 15.1% in the first half of 2007. The legal reserve related to the French competition investigation resulted in a 50 basis point (+0.50%) impact on Selling and Administrative Expenses as a percent of revenue in 2008. The costs related to the modification to the payroll tax calculation in France resulted in a 20 basis point (+0.20%) increase in Selling and Administrative Expenses as a percent of revenue in 2007. The remaining period-over-period increase of 40 basis points (+0.40%) reflects continued investment in certain markets, offset by the impact of cost control efforts and productivity gains.

Operating Profit decreased 10.8% for the first half of 2008 compared to 2007. On a constant currency basis, Operating Profit decreased 22.5%. Included in Operating Profit for the first half of 2008 is the impact of the modification to the payroll tax calculation in France related to 2005 (+$53.7 million), as well as the legal reserve recorded related to the French competition investigation (-$54.1 million). The impact of these items was a decrease to Operating Profit of $0.4 million. Included in Operating Profit for the first half of 2007 is the impact of the modification to the payroll tax calculation in France related to 2006 and the first half of 2007 (+$99.3 million). This represented a 50.1% increase in Operating Profit in 2007.

Operating Profit Margin was 3.0% in 2008 compared to 4.0% in 2007. The impact of the modification to the payroll tax calculation in France related to 2005 and the legal reserve recorded related to the French competition investigation together, did not have a significant impact on the 2008 Operating Profit Margin. The impact of the modification to the payroll tax calculation in France related to 2006 and the first half of 2007 represents a 110 basis point (+1.10%) impact on the 2007 Operating Profit Margin. The remaining 10 basis points (-0.10%) decrease in margin reflects the increase in Selling and Administrative Expenses, offset by the increase in Gross Profit Margin.

Interest and Other Expenses was $25.2 million in the first half of 2008 compared to $17.3 million for the same period in 2007. Net Interest Expense increased $7.7 million in the first six months of 2008 to $21.6 million due primarily to our Euro-denominated interest expense being translated into U.S. Dollars at a higher rate in 2008 compared to 2007. Translation gains in the first half of 2008 were $1.5 million compared to losses of $0.2 million in the first half of 2007. Miscellaneous Expenses, net, which consist of bank fees and other non-operating income and expenses, were $5.1 million in the first half of 2008 compared to $3.2 million in the first half of 2007.

We provided for income taxes at an effective rate of 41.8% for the first half of 2008, as compared to an effective rate of 39.4% for the first half of 2007. The 2008 rate is higher due to the impact of certain discrete items recorded in the second quarter, with the primary item being a legal reserve recorded in France related to the French competition investigation. Excluding these discrete items, our effective tax rate for the first half of 2008 was 35.3%. This 35.3% rate is slightly higher than the U.S. Federal statutory rate of 35% due primarily to the impact of the mix of U.S. and foreign earnings, U.S. state income taxes and other permanent items. This 35.3% rate is lower than the annual effective tax rate of 38.7% for 2007 due primarily to differences in the amount of cash repatriations of non-U.S. earnings expected during each period.

Net Earnings Per Share – Diluted decreased 10.6% to $2.27 in the first half of 2008 compared to $2.54 in the first half of 2007. Included in Net Earnings in the first half of 2008 is the impact of the modification to the payroll tax calculation in France related to 2005 (+$35.2 million, net of tax) and the legal reserve related to the French competition investigation (-$50.0 million, net of tax). These amounts represent a $0.44 increase and $0.62 decrease on Net Earnings Per Shared – Diluted, respectively. Included in Net Earnings in 2007 is the impact of the modification to the payroll tax calculation in France related to 2006 and the first half of 2007. The impact of this modification was an increase to Net Earnings of $57.2 million for the six months ended June 30, 2007, or $0.66 per diluted share. The higher foreign currency exchange rates negatively impacted Net Earnings Per Share – Diluted by approximately $0.36 in the first half of 2008 compared to 2007. Weighted-Average Shares – Diluted were 80.4 million in the first half of 2008, a decline of 7.0% from the first half of 2007. This decline is primarily a result of share repurchases in 2007 and the first quarter of 2008.

Segment Operating Results

United States

In the United States, revenues increased 0.6% for the second quarter of 2008 compared to the second quarter of 2007. Excluding acquisitions, revenues decreased 9.2%, due primarily to a decrease in staffing volume as demand for our services declined. This revenue decline excluding acquisitions is an improvement from the decline of 11.1% in first quarter of 2008. While we continue to experience year-over-year growth in our professional business, we continue to experience declines in demand for our light industrial and industrial workers and skilled office workers.

Gross Profit Margin decreased during the second quarter of 2008 compared to the second quarter of 2007, and also decreased in the first half of 2008 compared to the first half of 2007, primarily due to an increase in workers’ compensation costs, partially offset by a decrease in payroll tax expenses.

Selling and Administrative Expenses increased during the second quarter of 2008 compared to 2007 and for the first half of the year primarily due to acquisitions. Excluding acquisitions, Selling and Administrative Expenses increased slightly during the second quarter of 2008 due to an increase in personnel costs. Selling and Administrative Expenses decreased for the first half of 2008, excluding acquisitions.

Operating Unit Profit (“OUP”) Margin in the United States was 3.0% and 5.3% for the second quarter of 2008 and 2007, respectively. This decline is primarily due to the decrease in Gross Profit Margin. For the first half of the year, OUP Margin was 2.3% in 2008 compared to 3.9% in 2007.

France

In France, revenues increased 9.7% (a decrease of 5.4% in constant currency) during the second quarter of 2008 compared to 2007, a decrease from the 1.5% growth (in constant currency) reported in the first quarter of 2008. This decrease in growth is due to a decline in the demand for our services as a result of a softening in the manufacturing and construction industry, which is a large portion of the staffing industry in France. This decline was partially offset by an increase in revenue from our permanent recruitment business, which increased 72.7% during the second quarter of 2008.

Gross Profit Margin decreased in the second quarter of 2008 compared to the second quarter of 2007 due primarily to the impact of the modification to the calculation of payroll taxes recorded in each year. The impact of this modification was an increase in Gross Profit of $53.7 million in 2008 related to 2005 and $113.9 million in 2007 related to 2006 and the first half of 2007. Excluding these amounts, Gross Profit Margin increased during the second quarter and first half of 2008 as a result of increased permanent recruitment business.

Selling and Administrative Expenses increased during the second quarter of 2008 compared to the second quarter of 2007 due to $54.1 million of costs for a legal reserve related to the French competition investigation. This represents a 270 basis point (2.70%) impact on second quarter 2008 Selling and Administrative Expenses as a percent of revenue. Other Selling and Administrative Expenses increased slightly as a percent of revenue from the second quarter and first half of 2007 due to investments in the permanent recruitment business.

During the second quarter of 2008 and 2007, OUP Margin in France was 3.6% and 9.2%, respectively. Included in the second quarter 2008 OUP is the impact of the modification to the payroll tax calculation and the legal reserve related to the French competition investigation. The net impact of these items was a decrease to OUP of $0.4 million, with no significant impact on second quarter 2008 Operating Unit Profit Margin. Included in the second quarter 2007 OUP is the impact of the retroactive modification to the payroll tax calculation related to 2006 and the first half of 2007 ($99.3 million). These amounts represent a 199.8% increase in OUP and a 560 basis point (5.60%) improvement in second quarter Operating Unit Profit Margin. Excluding the payroll tax modification in both years and the legal reserve in 2008, Operating Unit Profit Margin stayed consistent between years.

Other EMEA

In Other EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France and Italy), revenues increased 29.6% (17.6% in constant currency) in the second quarter of 2008 compared to the second quarter of 2007. Excluding the acquisition of Vitae in the Netherlands during second quarter of 2008, revenues increased 15.3% in organic constant currency, a slight decline from the revenue growth reported in the first quarter of 2008 despite a 1% favorable impact from Easter in the quarter. Local currency revenue growth was experienced in most major markets with the highest growth rates reported in Elan, Netherlands, Germany, the U.K. and the Nordics. Permanent recruitment revenues increased 20.9% during the quarter as a result of our investments in this business.

Gross Profit Margin increased in the second quarter of 2008 compared to the second quarter of 2007 and also increased in the first half of 2008 compared to the first half of 2007 primarily due to the increase in permanent recruitment revenues, and our continued focus on improved pricing in certain markets. The acquisition of Vitae did not have a significant impact on Gross Profit Margin in the quarter.

Selling and Administrative Expenses increased in the second quarter of 2008 compared to the second quarter of 2007 due to the need to support the increased volumes. Expenses as a percent of revenue in the second quarter declined slightly from the second quarter of 2007 and also declined for the first half of 2008 compared to the first half of 2007. Excluding the acquisition of Vitae, expenses as a percent of revenue in the second quarter and first half of 2008 improved from 2007 as a result of improved expense leveraging.

OUP Margin for Other EMEA was 4.2% and 3.5% for the second quarter of 2008 and 2007, respectively. This margin improvement was primarily the result of the increased Gross Profit Margin level. OUP Margin was 3.4% and 3.0% for the first half of 2008 and 2007, respectively. The acquisition of Vitae did not have a significant impact on OUP Margin.

Italy

In Italy, revenues increased 24.8% (7.6% in constant currency) in the second quarter of 2008 compared to the second quarter of 2007, as demand for our services in Italy remained strong but showed some slowing from the 15% growth in the first quarter. Permanent recruitment revenues increased 29.2% during the second quarter of 2008 compared to the second quarter of 2007. Revenues in the first half of 2008 increased 27.9% (11.0% in constant currency) from the prior year. Gross Profit Margin was in line with the second quarter of 2007.

Selling and Administrative Expenses increased during the second quarter of 2008 compared to the second quarter of 2007 primarily due to increases in personnel costs. However, expenses as a percent of revenue decreased in the second quarter and the first six months of 2008 compared to the second quarter and first six months of 2007 as we were able to leverage the existing cost base to support the increased revenues without a similar increase in expenses.

OUP Margin for Italy was 8.5% and 8.2% for the second quarter of 2008 and 2007, respectively. This margin improvement was primarily the result of leveraging our expense base with increased revenues. OUP Margin for Italy was 7.9% and 6.9% for the first half of 2008 and 2007, respectively.

Jefferson Wells

Revenues for Jefferson Wells in the second quarter of 2008 decreased 9.6% compared to the second quarter of 2007 due primarily to the decline in Sarbanes-Oxley related control services and the delay of some large engagements. This follows a decline of 4.7% in the first quarter, giving a revenue decline of 7.2% for the first half of 2008.

The Gross Profit Margin in the second quarter of 2008 declined compared to the second quarter of 2007 due to lower utilization of our professional staff given the decrease in revenues.

Selling and Administrative Expenses decreased during the second quarter of 2008 compared to the second quarter of 2007 due to lower office costs. As a percentage of revenue, expenses have increased compared to the second quarter of 2007. Expenses for the first half of 2008 decreased from the prior year.

The OUP Margin for Jefferson Wells in the second quarter of 2008 was -2.2% compared to 1.3% in the second quarter of 2007. This decreased margin is primarily the result of lower utilization of professional staff. OUP Margin for Jefferson Wells was -2.7% and 1.3% for the first half of 2008 and 2007, respectively.

Right Management

Revenues for Right Management in the second quarter of 2008 increased 9.4% (4.1% in constant currency) compared to the second quarter of 2007. This increase in constant currency is primarily the result of improving demand for Right’s organizational consulting services. Revenues for the first half of 2008 were 9.7% higher than the prior year (4.3% in constant currency).

Gross Profit Margin increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to improved utilization of staff as well as improvement management of variable direct costs.

Selling and Administrative Expenses increased in the second quarter of 2008 compared to the second quarter of 2007 to support the increased revenue levels. As a percentage of revenue, expenses decreased in the second quarter but increased for the first half of 2008 compared to the first half of 2007.

OUP Margin for Right Management was 11.5% in the second quarter of 2008 compared to 10.4% in the second quarter of 2007 as the higher Gross Profit Margin was offset by the increased Selling and Administrative Expenses. OUP Margin for the first half of 2008 was 9.1% compared to 8.6% in 2007.

Other Operations

Revenues for Other Operations increased 21.5% (9.9% in constant currency) during the second quarter of 2008 compared to 2007. Revenue increases for the second quarter, in constant currency, were experienced in most major markets in this segment, including Argentina, Mexico and Japan which experienced revenue growth rates of 47.4%, 10.1% and 5.0%, respectively. India and China also continue to show strong revenue growth. Permanent recruitment revenues increased 26.9% as a result of investments in this business. For the first half of 2007, revenues for this segment have increased 22.5% from the prior year (10.8% in constant currency).

The Gross Profit Margin increased in the second quarter of 2008 compared to 2007 due to the higher permanent recruitment business and a shift in the mix of business toward those countries and services with higher gross profit margins. This increase was partially offset by a decrease in Gross Profit Margin in Japan.

Selling and Administrative Expenses increased in the second quarter of 2008 compared to the second quarter of 2007 to support increased revenue levels, investments in office openings and the permanent recruitment business in certain markets. Expenses as a percent of revenue increased for the second quarter of 2008 compared to 2007, but decreased for the first half of 2008.

The OUP Margin for Other Operations declined to 2.1% in the second quarter of 2008, from 2.4% in 2007, due to the increase in Selling and Administrative Expenses. OUP Margin was 2.5% and 2.2% for the first half of 2008 and 2007.

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

A reconciliation to the percent variances calculated based on our financial results is provided below and on the following page.

	Three Months Ended June 30, 2008 Compared to 2007
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance

Revenues from Services:
United States	$491.6	0.6%	-%	0.6%	9.8%	(9.2)%
France	1,958.1	9.7	15.1	(5.4)	-	(5.4)
Other EMEA	2,050.7	29.6	12.0	17.6	2.3	15.3
Italy	441.4	24.8	17.2	7.6	-	7.6
Jefferson Wells	75.8	(9.6)	-	(9.6)	-	(9.6)
Right Management	115.7	9.4	5.3	4.1	-	4.1
Other Operations	771.6	21.5	11.6	9.9	0.9	9.0

Manpower Inc.	$5,904.9	17.3	11.9	5.4	1.8	3.6

Gross Profit	$1,153.6	12.6	11.3	1.3	2.7	(1.4)

Selling and Administrative Expenses	$946.3	26.7	12.0	14.7	3.2	11.5

Operating Profit	$207.3	(25.2)	9.7	(34.9)	0.5	(35.4)

(a)  In millions for the three months ended June 30, 2008.

	Six Months Ended June 30, 2008 Compared to 2007
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance

Revenues from Services:
United States	$963.1	(0.9)%	-%	(0.9)%	9.3%	(10.2)%
France	3,692.1	12.6	14.8	(2.2)	-	(2.2)
Other EMEA	3,904.4	27.7	11.6	16.1	1.1	15.0
Italy	842.6	27.9	16.9	11.0	-	11.0
Jefferson Wells	153.2	(7.2)	-	(7.2)	-	(7.2)
Right Management	219.0	9.7	5.4	4.3	1.2	3.1
Other Operations	1,517.1	22.5	11.7	10.8	0.9	9.9

Manpower Inc.	$11,291.5	18.0	11.6	6.4	1.4	5.0

Gross Profit	$2,121.3	16.3	11.3	5.0	2.0	3.0

Selling and Administrative Expenses	$1,782.0	23.4	11.1	12.3	2.2	10.1

Operating Profit	$339.3	(10.8)	11.7	(22.5)	0.6	(23.1)

(a)  In millions for the six months ended June 30, 2008.

Liquidity and Capital Resources

Cash provided by operating activities was $265.8 million in the first half of 2008 compared to $141.3 million for the first half of 2007. This increase is due to improved working capital, offset by the lower operating earnings. Cash provided by operating activities before changes in working capital requirements decreased to $267.6 million in the first half of 2008 compared to $321.0 million in the first half of 2007 due primarily to the decrease in earnings. Working capital used decreased to $1.8 million in the first half of 2008 compared to $179.7 million in the first half of 2007 due primarily to the timing of cash collections, accruals and payments at the end of the quarter.

Accounts receivable increased to $4,857.6 million as of June 30, 2008 from $4,478.8 million as of December 31, 2007. This increase is due to higher business volumes in the second quarter of 2008 compared to the fourth quarter of 2007 and changes in foreign currency exchange rates. At December 31, 2007 exchange rates, the June 30, 2008 balance would have been approximately $286.1 million lower than reported.

Capital expenditures were $51.4 million in the first half of 2008 compared to $41.8 million in the first half of 2007. These expenditures are primarily comprised of leasehold improvements, purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

During the first six months of 2008, we acquired and invested in several companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, in the six months ended June 30 was $195.5 million and $18.1 million for 2008 and 2007, respectively.

In April 2008, we acquired Vitae, a leading professional placement firm in the Netherlands, for total consideration of $120.1 million (€76.3 million). The agreement also included contingent consideration of up to €10.0 million that may be paid in 2010. Based on a preliminary valuation, which is subject to revision, Goodwill and Intangible Assets resulting from this transaction were $87.4 million and $27.2 million, respectively, as of June 30, 2008.

Cash consideration related to other acquisitions, including franchises, net of cash acquired, for the first half of the year was $75.4 million and $18.1 million for 2008 and 2007, respectively. Based on preliminary valuations of these acquisitions, which is subject to revision, Goodwill and Intangible Assets resulting from these acquisitions were $37.8 million and $36.4 million, respectively, as of June 30, 2008.

Net borrowings increased $26.0 million in the first half of 2008 compared to $3.0 million in the first half of 2007. As of June 30, 2008, we had borrowings of $157.6 million and letters of credit of $3.7 million outstanding under our $625.0 million revolving credit agreement. There were no borrowings outstanding under our Receivables Facility or our commercial paper program as of June 30, 2008 or December 31, 2007.

In July 2008, we amended our $200.0 million Receivables Facility to reduce the amount to $100.0 million and to extend its maturity to July 2009. All other terms remain substantially unchanged except for an increase in the liquidity fee from 12.5 basis points (0.125%) to 70 basis points (0.70%) on the total program amount. If the Receivable Facility is not utilized, the liquidity fee will increase from 70 basis points (0.70%) to 95 basis points (0.95%). The program fee also increased from 15.0 basis points (0.15%) to 30 basis points (0.30%). There were no borrowings outstanding under this facility as of June 30, 2008 or December 31, 2007.

Our $625.0 million revolving credit agreement requires, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.14 to 1 and a fixed charge ratio of 3.83 to 1 as of June 30, 2008. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2008.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of June 30, 2008, such credit lines totaled $420.5 million, of which $351.9 million was unused. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $229.6 million could have been made under these lines as of June 30, 2008. Under the $625.0 million revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total price of $400.0 million. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first half of 2008, we repurchased 752,300 shares at a total cost of $41.2 million. We also paid $11.5 million related to share repurchases that were executed at the end of 2007 but closed in 2008. There are 2.5 million shares remaining available for repurchase under this authorization as of June 30, 2008, at a total price not to exceed $253.1 million. During the first half of 2007, we repurchased 1,214,800 shares at a total cost of $89.0 million under the previous authorization.

On April 29, 2008, the Board of Directors declared a cash dividend of $0.37 per share, which was paid on June 16, 2008 to shareholders of record on June 3, 2008.

We have aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $2,021.0 million as of June 30, 2008 compared to $2,088.6 million as of December 31, 2007.

In the fourth quarter of 2007, we established reserves totaling $4.4 million in France for office closure costs and $4.0 million at Jefferson Wells for severances and other office closure costs related to reorganizations at these entities. Payments against the $4.4 million reserve in France started in 2008 and have totaled $0.7 million as of June 30, 2008. We expect a majority of the remaining $3.7 million will be paid in 2008. Of the $4.0 million accrued by Jefferson Wells, $2.9 million has been paid as of June 30, 2008, of which $2.8 million was paid during the six months ended June 30, 2008. We expect a majority of the remaining $1.1 million will be paid in 2008.

In 2006, we recorded expenses totaling $9.5 million related to reorganizations in the U.K. for severance and other office closure costs. As of June 30, 2008, $8.0 million has been paid, of which $0.7 million was paid during the six months ended June 30, 2008. We expect a majority of the remaining $1.5 million will be paid by the end of 2009. In 2006, we also recorded expenses totaling $6.9 million at Right Management for severance costs, of which $1.6 million was reversed in 2007 as fewer than expected former employees had claimed the severance. As of June 30, 2008, $5.0 million has been paid, of which $0.2 million was paid during the six months ended June 30, 2008. We expect the remaining $0.3 million will be paid in 2008.

In 2005, we recorded total expenses of $15.3 million in France for severance costs related to a reorganization. As of June 30, 2008, all of the $15.3 million has been paid, of which $1.7 million was paid in the first quarter of 2008.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $120.3 million and $129.3 million as of June 30, 2008 and December 31, 2007, respectively, consisting of $72.1 million and $78.2 million for guarantees, respectively, and $48.2 million and $51.1 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

Legal Regulations

In November 2004, French authorities commenced an investigation at our French headquarters. According to the search warrant, the investigation stems from a complaint submitted during 2003 to the European Commission and subsequently transferred to France’s Direction Generale de la Concurrence, de la Consommation et de la Repression des frauds (the “Competition Council”), a body of the French Financial Department that investigates frauds and competition violations. In November 2007, we received a Statement of Objections from the Competition Council in connection with their investigation, which alleged illegal information sharing between us and certain of our competitors. We responded to this Statement of Objections in February 2008, defending our position.

In June 2008, we received a Report from the Competition Council, which was prepared by the case handler for the Competition Council and opens the second phase of the procedure before the Competition Council. The Report rejected all of the defense arguments we made in our response and maintained the objections as set forth in the Statement of Objections. It also provided the Competition Council with the elements for the calculation of fines. We intend to respond to this Report as well, providing further arguments and information in defense of our position.

After considering the input from all parties, the Competition Council will render its decision in the matter and levy any fine it deems appropriate. Any such fine will be related to a determination of the damage to the economy attributable to the alleged misconduct, subject to adjustment for aggravating or mitigating factors. The Report provided an estimation of our portion of the alleged damage to the economy, which ranged from €37.0 million ($58.0 million) to €76.0 million ($120.0 million). Based on the estimate included in the Report, a legal analysis and various other factors, we have reserved €45.0 million ($70.0 million) as of June 30, 2008. Of this amount, €34.7 million ($54.1 million) was recorded as a component of Selling and Administrative Expenses in the second quarter of 2008. However, final resolution of this matter could result in an amount significantly different from the amount we have recorded.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

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

Item 4 – Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased

April 1- 30, 2008	–		$–	–	2,505,800
May 1 - 31, 2008	–		–	–	2,505,800
June 1 - 30, 2008	132	(1)	57.97	–	2,505,800	(2)

(1) 132 shares of restricted stock were delivered by employees to Manpower, upon vesting, to satisfy tax withholding requirements.

(2) Not to exceed a total purchase price of $253.1 million.

Item 4 – Submission of Matters to a Vote of Security Holders

Information requested by this item was previously provided in our quarterly report on Form 10-Q for the period ended March 31, 2008.

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

(k)	auditor reports required as part of an internal restructuring, related to a government grant and required as part of tender offers and related to a statement of flexworker educational expenses; and

(l)	SAS 70 controls report in the U.S.

Item 6 - Exhibits

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)
Date: August 1, 2008	/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Office, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.