Form 10-Q
period 2008-09-30
MANPOWER INC /WI/
filed 2008-10-28
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

September 30, 2008

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from: to

Commission file number: 1-10686

MANPOWER INC.

(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation)	39-1672779 (IRS Employer Identification No.)

100 Manpower Place Milwaukee, Wisconsin (Address of principal executive offices)	53212 (Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 24, 2008
Common Stock, $.01 par value	77,963,140

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	September 30, 2008	December 31, 2007
CURRENT ASSETS:

Cash and cash equivalents	$632.0	$537.5
Accounts receivable, less allowance for doubtful accounts of $118.8 and $123.1, respectively	4,290.2	4,478.8
Prepaid expenses and other assets	177.9	122.2
Future income tax benefits	63.3	76.3

Total current assets	5,163.4	5,214.8

OTHER ASSETS:

Goodwill	1,005.2	1,045.9
Intangible assets, less accumulated amortization of $72.0 and $56.1, respectively	405.6	364.8
Other assets	321.2	377.7

Total other assets	1,732.0	1,788.4

PROPERTY AND EQUIPMENT:

Land, buildings, leasehold improvements and equipment	789.6	760.8
Less: accumulated depreciation and amortization	570.6	539.6

Net property and equipment	219.0	221.2

Total assets	$7,114.4	$7,224.4

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2008	December 31, 2007
CURRENT LIABILITIES:

Accounts payable	$1,071.9	$1,014.4
Employee compensation payable	222.0	213.6
Accrued liabilities	684.4	679.4
Accrued payroll taxes and insurance	641.3	724.7
Value added taxes payable	586.2	583.7
Short-term borrowings and current maturities of long-term debt	127.5	39.7

Total current liabilities	3,333.3	3,255.5

OTHER LIABILITIES:

Long-term debt	844.8	874.8
Other long-term liabilities	366.2	424.8

Total other liabilities	1,211.0	1,299.6

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 103,755,893 and 103,414,254 shares, respectively	1.0	1.0
Capital in excess of par value	2,507.0	2,481.8
Retained earnings	1,150.8	1,040.3
Accumulated other comprehensive income	135.6	257.6
Treasury stock at cost, 25,791,606 and 23,541,579 shares, respectively	(1,224.3)	(1,111.4)

Total shareholders’ equity	2,570.1	2,669.3

Total liabilities and shareholders’ equity	$7,114.4	$7,224.4

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	3 Months Ended September 30,		9 Months Ended September 30,
	2008	2007	2008	2007
Revenues from services	$5,668.4	$5,295.4	$16,959.9	$14,865.4
Cost of services	4,640.8	4,321.0	13,811.0	12,066.9

Gross profit	1,027.6	974.4	3,148.9	2,798.5
Selling and administrative expenses, excluding impairment	843.5	752.5	2,625.5	2,196.3
Goodwill and intangible asset impairment	163.1	—	163.1	—

Selling and administrative expenses	1,006.6	752.5	2,788.6	2,196.3

Operating profit	21.0	221.9	360.3	602.2
Interest and other expenses	13.4	9.1	38.6	26.4

Earnings before income taxes	7.6	212.8	321.7	575.8
Provision for income taxes	50.8	81.1	182.0	224.2

Net (loss) earnings	$(43.2)	$131.7	$139.7	$351.6

Net (loss) earnings per share – basic	$(0.55)	$1.59	$1.77	$4.19

Net (loss) earnings per share – diluted	$(0.55)	$1.57	$1.75	$4.10

Weighted average shares – basic	78.6	82.7	79.1	84.0

Weighted average shares – diluted	78.6	84.1	80.0	85.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	9 Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$139.7	$351.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	81.9	68.2
Non-cash goodwill and intangible asset impairment	163.1	—
Deferred income taxes	(36.8)	(13.6)
Provision for doubtful accounts	14.2	17.3
Share-based compensation	15.3	18.8
Excess tax benefit on exercise of stock options	(0.5)	(5.5)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	76.8	(430.1)
Other assets	(35.5)	(25.7)
Other liabilities	31.0	318.2

Cash provided by operating activities	449.2	299.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(70.6)	(65.8)
Acquisitions of businesses, net of cash acquired	(224.4)	(100.2)
Proceeds from the sale of property and equipment	4.1	3.7

Cash used by investing activities	(290.9)	(162.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	189.5	17.3
Payments of debt	(102.1)	(1.6)
Proceeds from stock option and purchase plans	12.5	34.1
Excess tax benefit on exercise of stock options	0.5	5.5
Repurchases of common stock	(125.3)	(359.5)
Dividends paid	(29.2)	(27.1)

Cash used by financing activities	(54.1)	(331.3)

Effect of exchange rate changes on cash	(9.7)	45.3

Change in cash and cash equivalents	94.5	(149.1)
Cash and cash equivalents, beginning of year	537.5	687.9

Cash and cash equivalents, end of period	$632.0	$538.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$56.4	$52.5

Income taxes paid	$255.2	$115.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2008 and 2007

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

Goodwill and Intangible Assets

In connection with the Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we are required to perform goodwill and indefinite-lived intangible asset impairment reviews, at least annually, using a fair-value-based approach. The majority of our goodwill and indefinite-lived intangible assets result from our acquisitions of Right Management, Elan and Jefferson Wells.

SFAS 142 requires a two-step method for determining goodwill impairment. In the first step, we determine the fair value of each reporting unit, generally by utilizing an income approach derived from a discounted cash flow methodology and, for certain larger reporting units, a combination of the income approach and the market approach derived from comparable public companies. Significant assumptions used in this analysis include: expected future revenue growth rates, operating unit profit margins, and working capital levels; a discount rate; and a terminal value multiple. The fair value of the reporting unit is then compared to its carrying value. If the reporting unit’s fair value is less than its carrying value, we are required to perform the second step. In this step, we allocate the fair value of the reporting unit to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a “hypothetical” calculation to determine the implied fair value of the goodwill. The impairment charge, if any, is measured as the difference between the implied fair value of the goodwill and its carrying value.

Under SFAS 142, we are also required to test our indefinite-lived intangible assets for impairment by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s fair value is less than its carrying value, an impairment loss is recognized for the difference.

We completed our annual impairment review during the third quarter of 2008. In the first step, the fair value for each reporting unit other than Right Management exceeded its carrying value. For Right Management, we were required to perform the second step. As a result of deteriorating market conditions and general economic uncertainty, market comparables and forecasted cash flows for the Right Management reporting unit were lower than in previous years, which led to a determination that the goodwill recorded for Right Management was partially impaired. For the three and nine months ended September 30, 2008, we recognized an impairment loss of $140.8 related to goodwill. There was no tax benefit associated with this impairment loss.

At the same time, we also determined that the tradename intangible asset for Right Management was partially impaired as a result of a decrease in forecasted royalties. As a result, we recognized an impairment loss of $22.3 related to our tradename intangible asset for the three and nine months ended September 30, 2008. We recognized a deferred tax benefit of $8.5 associated with this impairment loss.

The goodwill and intangible asset impairment charge is non-cash in nature.

Employment-Related Items

In April 2007, we received a letter from the Central Agency For Social Security Organizations in France regarding a modification to the calculation of payroll taxes under certain French social programs aimed at encouraging the employment of low-wage workers. This modification reduced the amount of payroll taxes that we are required to remit retroactive to January 1, 2006. In the second quarter of 2007, we recorded $99.3 ($57.2 after tax, or $0.66 per diluted share) of net benefit related to this modification, including an increase to Gross Profit of $113.9 and an increase to Selling and Administrative Expenses of $14.6, for 2006 and the first half of 2007. This change remained in effect for the third quarter of 2007, and had a favorable impact of $27.0 ($16.1 after tax, or $0.19 per diluted share), including an increase to Gross Profit of $30.4 and an increase to Selling and Administrative Expenses of $3.4. The change was discontinued as of October 1, 2007.

In April 2008, we received additional information, which was based on communications with the Central Agency indicating that this modification is also applicable to 2005. Therefore, we recorded $53.7 ($35.2 after tax, or $0.44 per diluted share) of a net benefit to Gross Profit in the second quarter of 2008 related to this modification.

(2) New Accounting Standards

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS 141(R) is effective for us in 2009. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for us in 2009 and must be applied prospectively. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

The FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Subsequently in February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position No. FAS 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”). FSP FAS 157-1 removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS 157. FSP FAS 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We implemented SFAS 157 for financial assets and financial liabilities effective January 1, 2008 with no material impact on our consolidated financial statements. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our financial statements. See Note 7 for further information about our fair value measurements as of September 30, 2008.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires (a) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us in 2009 and must be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We are currently assessing the impact of adopting this statement.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us in 2009.

(3) Stock Compensation Plans

We recognized share-based compensation expense of approximately $1.0 and $15.3 for the three and nine months ended September 30, 2008, respectively, as compared to approximately $7.0 and $18.8 for the three and nine months ended September 30, 2007, respectively. The expense relates to grants of stock options, deferred stock, restricted stock and performance share units, and issuances of stock related to our employee stock purchase plan. Cash received from stock option exercises was $1.4 and $12.5 for the three and nine months ended September 30, 2008, respectively, as compared to $2.4 and $34.1 for the three and nine months ended September 30, 2007, respectively. We recognize share-based compensation expense related to grants of share-based awards in Selling and Administrative Expenses on a straight-line basis over the service period of each award recipient.

(4) Acquisitions and Reorganization Costs

Acquisitions

During the first nine months of 2008, we acquired and invested in several companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, in the nine months ended September 30 was $224.4 and $100.2 for 2008 and 2007, respectively.

In April 2008, we acquired Vitae, a leading professional placement firm in the Netherlands, for total consideration, net of cash acquired, of $114.2 (€72.5). The agreement also included contingent consideration of up to €10.0 that may be paid in 2010. Based on a preliminary valuation, which is subject to revision, Goodwill and Intangible Assets resulting from this transaction were $80.0 and $24.3, respectively, as of September 30, 2008.

Cash consideration related to other acquisitions, including franchises, net of cash acquired, for the first nine months of the year was $110.2 and $100.2 for 2008 and 2007, respectively. Based on preliminary valuations for the 2008 acquisitions, which are subject to revision, Goodwill and Intangible Assets resulting from these acquisitions were $50.0 and $53.9, respectively, as of September 30, 2008.

Reorganization Costs

In the fourth quarter of 2007, we established reserves totaling $4.4 in France for office closure costs and $4.0 at Jefferson Wells for severances and other office closure costs related to reorganizations at these entities. Payments against the $4.4 reserve in France started in 2008 and have totaled $1.4 as of September 30, 2008. We expect a majority of the remaining $3.0 will be paid in 2008. Of the $4.0 accrued at Jefferson Wells, $3.3 has been paid as of September 30, 2008, of which $3.2 was paid during the nine months ended September 30, 2008. We expect a majority of the remaining $0.7 will be paid in 2008.

In 2006, we recorded expenses totaling $9.5 related to reorganizations in the U.K. for severance and other office closure costs. As of September 30, 2008, $8.3 has been paid, of which $1.0 was paid during the nine months ended September 30, 2008. We expect a majority of the remaining $1.2 will be paid by the end of 2009. In 2006, we also recorded expenses totaling $6.9 at Right Management for severance costs, of which $1.6 was reversed in 2007 as fewer than expected former employees had claimed the severance. As of September 30, 2008, $5.2 has been paid, of which $0.4 was paid during the nine months ended September 30, 2008. We expect the remaining $0.1 will be paid in 2008.

In 2005, we recorded total expenses of $15.3 in France for severance costs related to a reorganization. As of September 30, 2008, all of the $15.3 has been paid, of which $1.7 was paid in the first quarter of 2008.

(5) Income Taxes

As of September 30, 2008, we had gross unrecognized tax benefits of $48.5 recorded in accordance with FIN 48 related to various tax jurisdictions, including $2.9 of interest and penalties, and related tax benefits of $11.5. As of December 31, 2007, we had gross unrecognized tax benefits of $67.2 and related tax benefits of $22.6. The September 30, 2008 net amount of $37.0 would favorably affect the effective tax rate if recognized.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2003 through 2007 for our major operations in the U.S., France, U.K., and Italy. As of September 30, 2008, we were under audit in the U.K., U.S. and France, while other U.S. audits and a Japan audit have now been generally finalized. For the nine months ended September 30, 2008, total net unrecognized tax benefits decreased by $8.0 due to the settlement of audits, the expiration of statute of limitations and for other items.

We provided for income taxes at an effective rate of 672.5% and 56.6% for the three and nine months ended September 30, 2008, respectively, as compared to an effective rate of 38.1% and 38.9% for the three and nine months ended September 30, 2007, respectively. Our effective tax rate for the third quarter of 2008 was higher than 2007 due to the impact of the goodwill and intangible asset impairment charge related to Right Management, offset by a $6.0 favorable impact of a decrease in total net unrecognized tax benefits in the quarter as a result of audit settlements. These items, along with the impact of certain discrete items in the second quarter of 2008, primarily related to the additional legal reserve recorded in France, increased the effective tax rate for the first nine months of 2008 as compared to 2007. See Note 1 and Note 13 for further information about the goodwill and intangible asset impairment charge and the legal reserve, respectively.

Excluding the goodwill and intangible asset impairment charge and discrete items, our effective tax rate for the three and nine months ended September 30, 2008 was 38.5% and 37.6%, respectively. These rates are different than the U.S. Federal statutory rate of 35% due primarily to the impact of the mix of U.S. and foreign earnings, U.S. state income taxes and other permanent items. These rates are lower than the 2007 annual effective tax rate of 38.7% due primarily to differences in the amount of cash repatriations of non-U.S. earnings expected during each period.

(6) Net (Loss) Earnings Per Share

The calculation of Net (Loss) Earnings Per Share – Basic and Net (Loss) Earnings Per Share – Diluted are as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2008	2007	2008	2007
Net (Loss) Earnings Per Share – Basic:
Net (loss) earnings available to common shareholders	$(43.2)	$131.7	$139.7	$351.6
Weighted-average common shares outstanding	78.6	82.7	79.1	84.0

	$(0.55)	$1.59	$1.77	$4.19

Net (Loss) Earnings Per Share – Diluted:
Net (loss) earnings available to common shareholders	$(43.2)	$131.7	$139.7	$351.6
Weighted-average common shares outstanding	78.6	82.7	79.1	84.0
Effect of restricted stock grants	—	0.2	0.8	0.3
Effect of dilutive securities – stock options	—	1.2	0.1	1.4

	78.6	84.1	80.0	85.7

	$(0.55)	$1.57	$1.75	$4.10

Due to the net loss for the three months ended September 30, 2008, the assumed exercise of restricted stock and option grants had an antidilutive effect and therefore were excluded from the computation of Net Loss Per Share – Diluted. There were 0.4 and 5.2 of restricted stock and option grants, respectively, excluded from the calculation for the three months ended September 30, 2008.

The calculation of Net (Loss) Earnings Per Share – Diluted does not include certain option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were 1.1 options excluded from the calculation for the three months ended September 30, 2007. There were 1.6 and 0.1 options excluded from the calculation for the nine months ended September 30, 2008 and 2007, respectively.

(7) Fair Value Measurements

As of January 1, 2008, we implemented SFAS 157 for our financial assets and financial liabilities. The fair value measurements of those items recorded in our consolidated balance sheet as of September 30, 2008 are as follows:

		Fair Value Measurements Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.3	$0.3	$—	$—

	$0.3	$0.3	$—	$—

Liabilities
Interest rate swap	$3.4	$—	$3.4	$—
Foreign currency forward contract	2.7	—	2.7	—

	$6.1	$—	$6.1	$—

We determine the fair value of our available-for-sale securities by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts and the interest rate swap are measured at the mark-to-market quotes from financial institutions.

The carrying value of Long-Term Debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as determined by quoted market prices, was $648.5 and $722.5 as of September 30, 2008 and December 31, 2007, respectively, compared to a carrying value of $706.7 and $727.1, respectively.

(8) Accounts Receivable Securitization

In July 2008, we amended our Receivables Facility and elected to reduce the program’s amount to $100.0. With this amendment, the liquidity fee increased to 70 basis points (0.70%) on the total program amount, with an additional increase to 95 basis points (0.95%) if the average program usage falls below a minimum level, the program fee increased to 30 basis points (0.30%) and the maturity was extended to July 2009. As of September 30, 2008, there were borrowings of $73.0 outstanding under this program which are recorded as current maturities of long-term debt. The interest rate for the Receivables Facility is variable and tied to A1+/P1 rated commercial paper. For the three and nine months ended September 30, 2008, the average interest rate was 3.0%. There were no borrowings outstanding as of December 31, 2007.

Under this amended agreement, if the accounting or regulatory standards change such that the bank is required to consolidate its activities under the facility, then the total fee for this program increases to Libor plus 500 basis points (Libor + 5.0%).

Under the previous agreement, we had a program amount of $200.0, a liquidity fee of 12.5 basis points (0.125%) and a program fee of 15 basis points (0.15%).

(9) Goodwill

Changes in the carrying value of goodwill by reportable segment are as follows:

	United States	France	Other EMEA	Italy	Jefferson Wells	Right Management	Other Operations	Corporate	Total
Balance, December 31, 2007	$115.7	$0.2	$224.4	$1.9	$0.6	$151.3	$68.7	$483.1	$1,045.9
Goodwill acquired	37.2	3.5	83.6	3.0	—	2.0	1.4	—	130.7
Currency impact	—	—	(21.1)	(0.1)	—	(6.3)	(3.1)	—	(30.6)
Impairment	—	—	—	—	—	—	—	(140.8)	(140.8)

Balance, September 30, 2008	$152.9	$3.7	$286.9	$4.8	$0.6	$147.0	$67.0	$342.3	$1,005.2

For further information on the goodwill impairment charge, see Note 1 to the consolidated financial statements.

(10) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	Defined Benefit Pension Plans
	3 Months Ended September 30,		9 Months Ended September 30,
	2008	2007	2008	2007
Service cost	$3.5	$3.4	$10.6	$10.1
Interest cost	3.8	3.6	11.7	10.8
Expected return on assets	(3.6)	(3.2)	(10.9)	(9.5)
Other	(0.1)	0.7	(0.2)	4.1

Total benefit cost	$3.6	$4.5	$11.2	$15.5

	Retiree Health Care Plan
	3 Months Ended September 30,		9 Months Ended September 30,
	2008	2007	2008	2007
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.3	0.3	1.0	1.0
Other	(0.2)	(0.1)	(0.4)	(0.3)

Total benefit cost	$0.1	$0.3	$0.7	$0.9

For the three and nine months ended September 30, 2008, contributions made to our pension plans were $7.1 and $15.2, respectively, and contributions made to our retiree health care plan were $0.3 and $1.0, respectively. We expect to make total contributions of $19.3 to our pension plans and $1.5 to our retiree health care plan during 2008.

(11) Shareholders’ Equity

The components of Comprehensive Income, net of tax, are as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2008	2007	2008	2007
Net (loss) earnings	$(43.2)	$131.7	$139.7	$351.6
Other comprehensive income:
Foreign currency translation (loss) gain	(220.6)	76.8	(119.0)	114.6
Unrealized (loss) gain on investments	(1.8)	—	(4.1)	1.7
Unrealized (loss) gain on derivatives	(0.8)	(0.2)	1.1	1.8
Defined benefit pension plans	2.1	0.5	0.4	0.9
Retiree health care plan	(0.1)	(0.1)	(0.4)	1.8

Comprehensive (loss) income	$(264.4)	$208.7	$17.7	$472.4

The components of Accumulated Other Comprehensive Income, net of tax, are as follows:

	September 30, 2008	December 31, 2007
Foreign currency translation gain	$134.9	$253.9
Unrealized gain on investments	5.8	9.9
Unrealized loss on derivatives	(2.1)	(3.2)
Defined benefit pension plans	(7.6)	(8.0)
Retiree health care plan	4.6	5.0

Accumulated other comprehensive income	$135.6	$257.6

In August 2007, the Board of Directors authorized the repurchase of 5.0 shares of our common stock, not to exceed a total price of $400.0. During the three and nine months ended September 30, 2008, we repurchased 1.5 and 2.2 shares at a total cost of $70.9 and $112.1. We also paid $11.5 related to share repurchases that were executed at the end of 2007 but closed in 2008. There are 1.0 shares remaining available for repurchase under this authorization as of September 30, 2008, at a total price not to exceed $182.1. During the three and nine months ended September 30, 2007, we repurchased 3.7 and 4.9 shares, respectively, at a total cost of $270.5 and $359.5, under the previous authorization.

On April 29, 2008, the Board of Directors declared a cash dividend of $0.37 per share, which was paid on June 16, 2008 to shareholders of record on June 3, 2008.

On October 28, 2008, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on December 15, 2008 to shareholders of record on December 3, 2008.

(12) Interest and Other Expenses

Interest and Other Expenses consists of the following:

	3 Months Ended September 30,		9 Months Ended September 30,
	2008	2007	2008	2007
Interest expense	$16.2	$14.2	$48.9	$39.3
Interest income	(5.4)	(5.9)	(16.5)	(17.1)
Foreign exchange (gain) loss	(0.6)	(0.1)	(2.1)	0.1
Miscellaneous expenses, net	3.2	0.9	8.3	4.1

Interest and other expenses	$13.4	$9.1	$38.6	$26.4

(13) Contingencies

In November 2004, French authorities commenced an investigation at our French headquarters. According to the search warrant, the investigation stems from a complaint submitted during 2003 to the European Commission and subsequently transferred to France’s Direction Generale de la Concurrence, de la Consommation et de la Repression des Fraudes (“DGCCRF”), a body of the French Finance Minister that investigates frauds and competition violations. This investigation has led to the DGCCRF to transmit the results of its inquiry to the French Competition Council. In November 2007, we received a Statement of Objections from the Competition Council alleging illegal information sharing between us and certain of our competitors. We responded to this Statement of Objections in February 2008, defending our position.

In June 2008, we received a Report from the Competition Council, which was prepared by the case handler for the Competition Council and opened the second phase of the procedure before the Competition Council. The Report rejected all of the defense arguments we made in our initial response and maintained the objections as set forth in the Statement of Objections. It also provided the Competition Council with the elements for the calculation of fines, including the case handler’s estimation of our portion of the alleged damage to the economy, which ranged from €37.0 ($52.1) to €76.0 ($107.1). The Competition Council is not required to accept the position of the case handler on these matters and will make its own determination on any fines, including a determination on damage to the economy.

We responded to the June 2008 Report in August 2008, providing further arguments and information in defense of our position and providing our own estimation of the alleged damage to the economy. A hearing on the matter before the Competition Council was held in October 2008.

After considering the input that has been provided, the Competition Council will render its decision in the matter and levy any fine it deems appropriate. Any such fine will be related to a determination of the damage to the economy attributable to the alleged misconduct, subject to adjustment for aggravating or mitigating factors. We expect to receive the Competition Council’s decision during the fourth quarter of 2008. We anticipate that we will be required to pay any fine imposed soon after receiving the decision. We will have the right to appeal the Competition Council’s decision.

We have a reserve for this matter of €45.0 ($63.4) as of September 30, 2008, of which €34.7 ($48.9) was recorded as a component of Selling and Administrative Expenses in the second quarter of 2008 based on the estimation of the alleged damage to the economy included in the case handler’s June Report, a legal analysis and various other factors. Final resolution of this matter will depend on the Competition Council’s decision, and any subsequent appeals, and could result in an amount significantly different from the amount we currently have recorded.

(14)	Segment Data

	3 Months Ended September 30,		9 Months Ended September 30,
	2008	2007	2008	2007
Revenues from Services:
United States (a)	$519.8	$502.2	$1,482.9	$1,474.4
France	1,892.1	1,871.3	5,584.2	5,149.2
Other EMEA	1,951.7	1,740.3	5,856.1	4,798.7
Italy	375.7	334.5	1,218.3	993.1
Jefferson Wells	74.2	85.5	227.4	250.6
Right Management	107.7	98.7	326.7	298.4
Other Operations	747.2	662.9	2,264.3	1,901.0

Consolidated (a)	$5,668.4	$5,295.4	$16,959.9	$14,865.4

Operating Unit Profit: (b)
United States	$12.1	$24.1	$34.1	$61.7
France	66.1	100.7	189.9	308.3
Other EMEA	76.3	74.4	209.1	166.8
Italy	29.3	24.6	96.0	70.1
Jefferson Wells	(1.6)	(1.7)	(5.8)	0.4
Right Management	7.6	5.7	27.6	22.8
Other Operations	14.2	18.8	52.1	46.6

Consolidated	204.0	246.6	603.0	676.7
Corporate expenses	16.6	21.4	69.8	64.7
Goodwill and intangible asset impairment	163.1	—	163.1	—
Amortization of corporate intangible assets	3.3	3.3	9.8	9.8
Interest and other expenses	13.4	9.1	38.6	26.4

Earnings before income taxes	$7.6	$212.8	$321.7	$575.8

(a)	In the United States, where a majority of our franchises operate, Revenues from Services included fees received from the related franchise offices of $4.5 and $6.5 for the three months ended September 30, 2008 and 2007, respectively, and $13.8 and $18.3 for the nine months ended September 30, 2008 and 2007, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $175.4 and $270.7 for the three months ended September 30, 2008 and 2007, respectively, and $602.7 and $818.3 for the nine months ended September 30, 2008 and 2007, respectively.

Our consolidated Revenues from Services included fees received from our franchise offices of $8.0 and $9.4 for the three months ended September 30, 2008 and 2007, respectively, and $23.6 and $26.8 for the nine months ended September 30, 2008 and 2007, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $282.2 and $387.4 for the three months ended September 30, 2008 and 2007, respectively, and $911.6 and $1,111.6 for the nine months ended September 30, 2008 and 2007, respectively.

(b)	We evaluate segment performance based on Operating Unit Profit, which is equal to segment revenues less direct costs and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges, amortization of intangibles related to the acquisition of Right Management, interest and other income and expense amounts or income taxes.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See financial measures on pages 25 and 26 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended September 30, 2008 and 2007

Revenues from Services increased 7.0% to $5,668.4 million for the third quarter of 2008 from the same period in 2007. Revenues were positively impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar, compared to the third quarter of 2007, relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 1.0%. Revenues increased 4.9% excluding acquisitions, but decreased 1.1% on an organic constant currency basis. This year-over-year decline in organic constant currency is a result of lower demand in the U.S. and France, where revenues contracted 10.1% and 7.9%, respectively, and higher demand for our services in Other EMEA, Italy, Right Management and Other Operations, where revenues increased 6.0%, 2.5%, 7.9% and 5.0%, respectively. This decline reflects slowing from the 6.6% and 3.6% organic constant currency growth rate reported in the first and second quarters of 2008, respectively, as all segments other than Right Management saw slowing in the quarter. Despite the overall slowing, we continued to see solid growth in our permanent recruitment business which increased 11.4% in constant currency on a consolidated basis in the third quarter.

Gross Profit increased 5.5% to $1,027.6 million for the third quarter of 2008 from $974.4 million in 2007, but decreased 0.1% in constant currency. Included in the third quarter of 2007 Gross Profit was the impact of a modification to the calculation of payroll taxes in France, which reduced the amount of payroll taxes. (See Note 1 to the consolidated financial statements for further information.) The impact of this modification was an increase in Gross Profit of $30.4 million in the third quarter of 2007.

Gross Profit Margin was 18.1%, a decrease of 30 basis points (-0.30%) from the third quarter of 2007. The impact of the 2007 payroll tax modification represents a 57 basis points (-0.57%) year-over-year decrease in third quarter Gross Profit Margin. The remaining increase in Gross Profit Margin is primarily the result of an increase in our temporary recruitment business margin (+0.28%) and an increase in our permanent recruitment business (+0.14%), offset by a change in the mix of services provided (-0.12%) primarily due to a lesser amount of revenues coming from our specialty businesses where the gross profit margin is generally higher than the Company average.

Selling and Administrative Expenses increased 33.8% from the third quarter of 2007 to $1,006.6 million in the third quarter of 2008. Included in the third quarter of 2008 was a $163.1 million expense for a goodwill and intangible asset impairment charge related to Right Management. (See Note 1 to the consolidated financial statements for further information.) Included in the third quarter of 2007 Selling and Administrative Expenses was $3.4 million related to the modification to the payroll tax calculation in France. Other Selling and Administrative Expenses increased $91.0 million or 6.6% in constant currency (3.3% on an organic constant currency basis), primarily related to increases in personnel costs and continued investments in certain markets. Selling and Administrative Expenses were favorably impacted by a $10.9 million reduction in Corporate expenses related to variable incentive compensation costs due to operating results not meeting certain performance levels.

As a percent of revenues, Selling and Administrative Expenses were 17.8% in the third quarter of 2008 compared to 14.2% in the third quarter of 2007. The goodwill and intangible asset impairment represented a 288 basis points (+2.88%) increase in third quarter 2008 Selling and Administrative Expenses as a percent of revenues. The costs related to the payroll tax modification in 2007 represents a 6 basis points (+0.06%) increase in third quarter 2007 Selling and Administrative Expenses as a percent of revenues. The remaining 78 basis points (+0.78%) increase in Selling and Administrative Expenses as a percent of revenue reflects the deleveraging of expenses, as we were not able to decrease expenses enough to compensate for the slowing revenue levels, due in part to our continued investments in certain markets.

Operating Profit decreased 90.5% for the third quarter of 2008 compared to 2007, or 96.4% in constant currency. Included in the third quarter 2008 Operating Profit is the unfavorable impact of the goodwill and intangible asset impairment charge of $163.1 million and represents a 73.5% decrease to Operating Profit compared to 2007. Included in the third quarter 2007 Operating Profit was the favorable impact of the modification to the payroll tax calculation in France of $27.0 million. The remaining 5.5% decrease in Operating Profit is primarily due to the deleveraging of expenses, as we were not able to decrease expenses enough to compensate for the slowing revenue levels, due in part to our continued investments in certain markets.

Operating Profit Margin was 0.4% in the third quarter of 2008 compared to 4.2% in 2007. The impact of the goodwill and intangible asset impairment charge had a 288 basis points (-2.88%) impact on third quarter 2008 Operating Profit Margin. The impact of the modification to the payroll tax calculation in France in 2007 had a 50 basis points (+0.50%) impact on third quarter 2007 Operating Profit Margin. The remaining 42 basis points (-0.42%) decline in Operating Profit Margin primarily reflects the deleveraging of expenses.

Interest and Other Expenses was $13.4 million in the third quarter of 2008 compared to $9.1 million for the same period in 2007. Net Interest Expense increased $2.5 million in the quarter to $10.8 million, due primarily to our Euro-denominated interest expense being translated into U.S. Dollars at a higher rate in 2008 compared to 2007 and lower interest income on certain investments. Translation gains in the third quarter of 2008 were $0.6 million compared to $0.1 million in the third quarter of 2007. Miscellaneous Expenses, net, which consists of bank fees and other non-operating income and expenses, were $3.2 million in the third quarter of 2008 compared to $0.9 million in the third quarter of 2007, due primarily to an increase in expenses related to our other investments.

We provided for income taxes at an effective rate of 672.5% for the third quarter of 2008 compared to an effective rate of 38.1% for the third quarter of 2007. The 2008 rate is higher due to the impact of the goodwill and intangible asset impairment charge related to Right Management being recorded in the third quarter. (See Note 1 to the consolidated financial statements for further information.) Excluding this impairment charge and certain other discrete items, our effective tax rate for the third quarter was 38.5%, which is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of the mix of U.S. and foreign earnings, U.S. state income taxes and other permanent items.

Net (Loss) Earnings Per Share – Diluted decreased 135.0% to a loss of $0.55 in the third quarter of 2008 compared to income of $1.57 in the third quarter of 2007. Included in Net (Loss) Earnings in the third quarter of 2008 is the impact of the goodwill and intangible asset impairment charge related to Right Management of $154.6 million net of tax, or $1.97 per diluted share. Included in Net (Loss) Earnings in the third quarter of 2007 is the impact of the modification to the payroll tax calculation in France of $16.1 million, or $0.19 per diluted share. Higher foreign currency exchange rates positively impacted Net (Loss) Earnings Per Share – Diluted by approximately $0.11 in the third quarter of 2008 compared to 2007. Weighted-Average Shares – Diluted were 78.6 million in the third quarter of 2008, a decline of 6.6% from the third quarter of 2007 as a result of share repurchases in 2007 and the first nine months of 2008 and no dilutive impact of equity securities in 2008 as we are in a loss position for the quarter.

Operating Results - Nine Months Ended September 30, 2008 and 2007

Revenues from Services increased 14.1% to $16,959.9 million for the first nine months of 2008 from the same period in 2007. Revenues were positively impacted by changes in foreign currency exchange rates during the period due to the weakening of the U.S. Dollar, compared to the prior year, relative to the currencies in most of our non-U.S. markets. In constant currency, revenues increased 4.5%. Revenues increased 12.3% excluding acquisitions, or 2.8% on an organic constant currency basis. This growth rate is a result of increased demand for our services in most of our markets, including Other EMEA, Italy, Right Management and Other Operations, where revenues increased 11.7%, 8.2%, 4.7% and 8.2%, respectively. Demand for our services declined in the U.S. and France by 10.2% and 4.3%, respectively. We continue to see solid growth in our permanent recruitment business, which increased 23.3% in constant currency on a consolidated basis for the nine month period.

Gross Profit increased 12.5% to $3,148.9 million for the first nine months of 2008 from $2,798.5 million in 2007. In constant currency, Gross Profit increased 3.3%. Included in the Gross Profit for the first nine months of 2008 and 2007 was the impact of a modification to the calculation of payroll taxes in France which reduced the amount of payroll taxes. (See Note 1 to the consolidated financial statements for further information.) The impact of this modification was an increase in Gross Profit of $53.7 million in the first nine months of 2008, related to payroll taxes paid in 2005, and $144.4 million in the first nine months of 2007, related to payroll taxes paid in 2006 and the first nine months of 2007.

Gross Profit Margin was 18.6%, a decrease of 20 basis points (-0.20%) from the first nine months of 2007. The impact of the modification to French payroll taxes represents a 66 basis points (-0.66%) year-over-year decrease in Gross Profit Margin. The remaining change in Gross Profit Margin is primarily the result of an increase in our temporary recruitment business margin (+0.41%) and an increase in our permanent recruitment business (+0.24%), offset by a change in the mix of services provided (-0.19%) primarily due to a lesser amount of revenues coming from our specialty businesses where the gross profit margin is generally higher than the Company average.

Selling and Administrative Expenses increased 27.0% from the first nine months of 2007 to $2,788.6 million in the first nine months of 2008. These expenses increased 17.8% in constant currency. Included in 2008 is $54.1 million of costs for a legal reserve related to the French competition investigation (see Note 13 to the consolidated financial statements for further information) and a $163.1 million goodwill and intangible asset impairment charge related to Right Management (see Note 1 to the consolidated financial statements for further information.) The remaining $2,571.4 million, 9.1% increase in constant currency, is primarily related to personnel costs and continued investments in certain markets. Included in Selling and Administrative Expenses for the first nine months of 2007 is $18.1 million related to the modification to the payroll tax calculation in France related to 2006 and the first nine months of 2007.

As a percent of revenues, Selling and Administrative Expenses were 16.4% in the first nine months of 2008 compared to 14.8% in the first nine months of 2007. The legal reserve related to the French competition investigation resulted in a 32 basis points (+0.32%) impact on Selling and Administrative Expenses as a percent of revenue in 2008. The goodwill and intangible asset impairment charge related to Right Management resulted in a 96 basis points (+0.96%) impact on Selling and Administrative Expenses as a percent of revenue in 2008. In 2007, the costs related to the modification to the payroll tax calculation in France resulted in a 10 basis points (+0.10%) increase in Selling and Administrative Expenses as a percent of revenue. The remaining period-over-period increase of 42 basis points (+0.42%) reflects the deleveraging of expenses, as we were not able to decrease expenses enough to compensate for the slowing revenue levels, due in part to our continued investment in certain markets.

Operating Profit decreased 40.2% for the first nine months of 2008 compared to 2007. On a constant currency basis, Operating Profit decreased 49.7%. Included in Operating Profit for the first nine months of 2008 is the impact of the modification to the payroll tax calculation in France related to 2005 (+$53.7 million), the legal reserve recorded related to the French competition investigation (-$54.1 million) and the goodwill and intangible asset impairment charge related to Right Management (-$163.1 million). These items represent a 34.4% decrease in Operating Profit in 2008. Included in Operating Profit for the first nine months of 2007 is the impact of the modification to the payroll tax calculation in France related to 2006 and the first nine months of 2007 (+$126.3 million). The remaining 2.1% decrease in constant currency in Operating Profit is primarily due to the deleveraging of expenses, as we were not able to decrease expenses enough to compensate for the slowing revenue levels, due in part to our continued investment in certain markets.

Operating Profit Margin was 2.1% in 2008 compared to 4.1% in 2007. The net impact of the modification to the payroll tax calculation in France related to 2005 and the legal reserve recorded related to the French competition investigation did not have a significant impact on the 2008 Operating Profit Margin. The goodwill and intangible asset impairment charge had a 100 basis points (-1.00%) impact on the 2008 Operating Profit Margin. The impact of the modification to the payroll tax calculation in France related to 2006 and the first nine months of 2007 represented a 90 basis points (+0.90%) impact on Operating Profit Margin. The remaining 10 basis points (-0.10%) decrease in margin reflects the increase in Selling and Administrative Expenses, offset somewhat by the increase in Gross Profit Margin.

Interest and Other Expenses was $38.6 million in the first nine months of 2008 compared to $26.4 million for the same period in 2007. Net Interest Expense increased $10.2 million in the first nine months of 2008 to $32.4 million due primarily to our Euro-denominated interest expense being translated into U.S. Dollars at a higher rate in 2008 compared to 2007. Translation gains in the first nine months of 2008 were $2.1 million compared to losses of $0.1 million in the first nine months of 2007. Miscellaneous Expenses, net, which consist of bank fees and other non-operating income and expenses, were $8.3 million in the first nine months of 2008 compared to $4.1 million in the first nine months of 2007.

We provided for income taxes at an effective rate of 56.6% for the first nine months of 2008 compared to an effective rate of 38.9% for the first nine months of 2007. The 2008 rate is higher due to the impact of the goodwill and intangible asset impairment charge related to Right Management recorded in the third quarter and certain discrete items recorded in the second and third quarter, with the primary items being a legal reserve recorded in France related to the French competition investigation offset by a $6.0 million favorable impact of a decrease in total net unrecognized tax benefits in the quarter as a result of audit settlements. Excluding the impairment charge and these discrete items, our effective tax rate for the first nine months of 2008 was 37.6%. This 37.6% rate is higher than the U.S. Federal statutory rate of 35% due primarily to the impact of the mix of U.S. and foreign earnings, U.S. state income taxes and other permanent items. This 37.6% rate is lower than the annual effective tax rate of 38.7% for 2007 due to the impact of the mix of U.S. and foreign earnings, U.S. state income taxes, other permanent items and differences in the amount of cash repatriations of non-U.S. earnings expected during each period.

Net Earnings Per Share – Diluted decreased 57.3% to $1.75 in the first nine months of 2008 compared to $4.10 in the first nine months of 2007. Included in Net Earnings in the first nine months of 2008 is the impact of the modification to the payroll tax calculation in France related to 2005 (+$35.2 million net of tax, $0.44 per diluted share), the legal reserve related to the French competition investigation (-$50.0 million net of tax, $0.63 per diluted share), and the goodwill and intangible asset impairment related to Right Management (-$154.6 million net of tax, $1.93 per diluted share.) Included in Net Earnings in 2007 is the impact of the modification to the payroll tax calculation in France related to 2006 and the first nine months of 2007. The impact of this modification was an increase to Net Earnings of $73.3 million for the nine months ended September 30, 2007, or $0.85 per diluted share. The higher foreign currency exchange rates favorably impacted Net Earnings Per Share – Diluted by approximately $0.45 in the first nine months of 2008 compared to 2007. Weighted-Average Shares – Diluted were 80.0 million in the first nine months of 2008, a decline of 6.7% from the first nine months of 2007. This decline is primarily a result of share repurchases in 2007 and the first nine months of 2008.

Segment Operating Results

United States

In the United States, revenues increased 3.5% for the third quarter of 2008 compared to the third quarter of 2007. Excluding acquisitions, revenues decreased 10.1%, or 11.5% when also adjusted for an additional billing day in 2008, due primarily to a decrease in staffing volume as demand for our services declined. This revenue decrease excluding acquisitions reflects a decline from the 9.2% decrease in the second quarter of 2008. During the quarter, we saw declines in our professional business, and continued to experience declines for our light industrial and industrial workers and skilled office workers.

Gross Profit Margin decreased during the third quarter of 2008 compared to the third quarter of 2007, and also decreased in the first nine months of 2008 compared to the first nine months of 2007, primarily due to an increase in workers’ compensation costs, partially offset by a decrease in payroll tax expenses.

Selling and Administrative Expenses increased during the third quarter of 2008 compared to 2007, and for the first nine months of the year primarily due to acquisitions. Excluding acquisitions, Selling and Administrative Expenses increased slightly during the third quarter of 2008 due to an increase in personnel costs and continued investments in our strategic initiatives.

Operating Unit Profit (“OUP”) Margin in the United States was 2.3% and 4.8% for the third quarter of 2008 and 2007, respectively. This decline is primarily due to the deleveraging of expenses, as we saw an increase in expenses despite the decline in revenue and Gross Profit Margin. For the first nine months of the year, OUP Margin was 2.3% in 2008 compared to 4.2% in 2007.

France

In France, revenues increased 1.1% (a decrease of 7.9% in constant currency) during the third quarter of 2008 compared to 2007, a slowing from the 1.5% growth and 5.4% constant currency decline reported in the first and second quarter of 2008, respectively. This decrease in growth represents a continual slowing throughout the quarter, primarily due to a decline in the demand for our services as a result of a softening in the manufacturing and construction industries, which is a large portion of the staffing industry in France. We did see continued growth in revenue from our permanent recruitment business, which increased 94.3% during the third quarter of 2008.

Gross Profit Margin decreased in the third quarter of 2008 compared to the third quarter of 2007 due primarily to the impact of the modification to the calculation of payroll taxes recorded in 2007. The impact of this modification was an increase in Gross Profit of $30.4 million in 2007. Excluding this amount, Gross Profit Margin increased during the third quarter and first nine months of 2008 primarily as a result of increased permanent recruitment business.

Selling and Administrative Expenses increased during the third quarter of 2008 compared to the third quarter of 2007 as we continue to invest in the permanent recruitment business.

During the third quarter of 2008 and 2007, OUP Margin in France was 3.5% and 5.4%, respectively. Included in the third quarter 2007 OUP is the impact of the retroactive modification to the payroll tax calculation of $27.0 million, representing additional margin of 50 basis points (+0.50%). Excluding the payroll tax modification in 2007, Operating Unit Profit Margin declined in the third quarter of 2008 compared to 2007 due to the expense deleveraging, as we continue to invest in our strategic initiatives, despite the softening revenues.

Other EMEA

In Other EMEA, which represents operations throughout Europe, the Middle East and Africa (excluding France and Italy), revenues increased 12.1% (8.0% in constant currency) in the third quarter of 2008 compared to the third quarter of 2007. Excluding the acquisition of Vitae in the Netherlands during the second quarter of 2008, revenues increased 6.0% on an organic constant currency basis. There was an extra billing day in the third quarter of 2008, which also favorably impacted revenue growth by 2.0%. The third quarter revenue growth represents a sharp decline from the 14.6% and 17.6% constant currency growth reported in the first and second quarters of 2008, respectively, as we saw softening demand throughout the quarter in most markets. Despite the slowing, local currency revenue growth was experienced in most major markets with the highest growth rates reported in Elan, Netherlands, Belgium and Germany. Permanent recruitment revenues also continued to grow, increasing 8.6% in constant currency during the quarter.

Gross Profit Margin remained in line with the third quarter of 2007 and increased for the first nine months of 2008 compared to the first nine months, primarily due to the increase in permanent recruitment revenues, and our focus on improved pricing in certain markets. The acquisition of Vitae did not have a significant impact on Gross Profit Margin in the quarter.

Selling and Administrative Expenses increased in the third quarter of 2008 compared to the third quarter of 2007 due primarily to personnel costs. Expenses as a percent of revenue in the third quarter increased slightly from the third quarter of 2007 and also increased for the first nine months of 2008 compared to the first nine months of 2007. However, excluding the acquisition of Vitae, expenses as a percent of revenue in the third quarter and first nine months of 2008 improved from 2007 as a result of improved expense leveraging.

OUP Margin for Other EMEA was 3.9% and 4.3% for the third quarter of 2008 and 2007, respectively. This margin decline was primarily the result of the expense deleveraging, as expenses grew faster than revenues as we continue to invest in our strategic initiatives despite the slowing revenues. OUP Margin was 3.6% and 3.5% for the first nine months of 2008 and 2007, respectively. The acquisition of Vitae did not have a significant impact on OUP Margin.

Italy

In Italy, revenues increased 12.3% (2.5% in constant currency) in the third quarter of 2008 compared to the third quarter of 2007. Demand for our services showed a significant decline through the quarter, slowing from the 15.0% and 7.6% constant currency growth in the first and second quarters, respectively. Permanent recruitment revenues increased 17.1% during the third quarter of 2008 compared to the third quarter of 2007. Gross Profit Margin was a slight improvement from the third quarter of 2007.

Selling and Administrative Expenses increased slightly during the third quarter of 2008 compared to the third quarter of 2007 primarily due to increases in personnel costs. However, expenses as a percent of revenue decreased in the third quarter and the first nine months of 2008 compared to the third quarter and first nine months of 2007 as we were able to leverage the existing cost base to support the increased revenues without a similar increase in expenses.

OUP Margin for Italy was 7.8% and 7.3% for the third quarter of 2008 and 2007, respectively. This margin improvement was primarily the result of leveraging our expense base with increased revenues. OUP Margin for Italy was 7.9% and 7.1% for the first nine months of 2008 and 2007, respectively.

Jefferson Wells

Revenues for Jefferson Wells in the third quarter of 2008 decreased 13.3% compared to the third quarter of 2007 due to clients spending less because of the current economic conditions. This represents a further decline from the declines of 4.7% and 9.6% in the first and second quarters, respectively, giving a revenue decline of 9.3% for the first nine months of 2008.

The Gross Profit Margin in the third quarter of 2008 declined compared to the third quarter of 2007 due to lower utilization of our professional staff given the decrease in revenues.

Selling and Administrative Expenses decreased during the third quarter of 2008 compared to the third quarter of 2007 due to lower office costs, as we are working to control costs in response to the softening demand. As a percent of revenue, expenses have decreased compared to the third quarter of 2007. Expenses for the first nine months of 2008 also decreased from the prior year.

OUP Margin for Jefferson Wells in the third quarter of 2008 was -2.1% compared to -2.0% in the third quarter of 2007. OUP Margin for Jefferson Wells was -2.5% and 0.2% for the first nine months of 2008 and 2007, respectively.

Right Management

Revenues for Right Management in the third quarter of 2008 increased 9.1% (7.9% in constant currency) compared to the third quarter of 2007. This increase in constant currency is primarily the result of an increase in demand for Right’s career transition services. Revenues for the first nine months of 2008 were 9.5% higher than the prior year (5.5% in constant currency).

Gross Profit Margin increased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to improved utilization of staff, given the strong revenue growth, as well as improved management of variable direct costs.

Selling and Administrative Expenses increased in the third quarter of 2008 compared to the third quarter of 2007 to support the increased revenue levels. As a percent of revenue, expenses increased slightly in the third quarter and for the first nine months of 2008 compared to the first nine months of 2007.

OUP Margin for Right Management was 7.1% in the third quarter of 2008 compared to 5.8% in the third quarter of 2007 as the higher Gross Profit Margin was partly offset by the increased Selling and Administrative Expenses. OUP Margin for the first nine months of 2008 was 8.5% compared to 7.7% in 2007.

Other Operations

Revenues for Other Operations increased 12.7% (5.9% in constant currency) during the third quarter of 2008 compared to 2007, a slight slowing from the 11.8% and 9.9% constant currency growth in the first and second quarters, respectively. Revenue increases for the third quarter, in constant currency, were experienced in most major markets in this segment, including Argentina and Japan which experienced revenue growth rates of 37.4% and 4.6%, respectively. India and China also continue to show strong revenue growth. Permanent recruitment revenues increased 1.1%. For the first nine months of 2008, revenues for this segment have increased 19.1% from the prior year (9.1% in constant currency).

The Gross Profit Margin increased slightly in the third quarter of 2008 compared to 2007 due to a shift in the mix of business toward those countries and services with higher gross profit margins.

Selling and Administrative Expenses increased in the third quarter of 2008 compared to the third quarter of 2007 to support the increased revenue levels, investments in office openings and the permanent recruitment business in certain markets. Expenses as a percent of revenue increased for the third quarter of 2008 compared to 2007 and for the first nine months of 2008.

OUP Margin for Other Operations declined to 1.9% in the third quarter of 2008, from 2.8% in 2007, due to the increase in Selling and Administrative Expenses. OUP Margin was 2.3% and 2.4% for the first nine months of 2008 and 2007.

Financial Measures

Constant Currency and Organic Constant Currency Reconciliation

Changes in our financial results include the impact of changes in foreign currency exchange rates and acquisitions. We provide “constant currency” and “organic constant currency” calculations in this quarterly report to remove the impact of these items. We express year-over-year variances that are calculated in constant currency and organic constant currency as a percentage.

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

A reconciliation to the percent variances calculated based on our financial results is provided on the following page.

	Three Months Ended September 30, 2008 Compared to 2007
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
United States	$519.8	3.5%	—%	3.5%	13.6%	(10.1)%
France	1,892.1	1.1	9.0	(7.9)	—	(7.9)
Other EMEA	1,951.7	12.1	4.1	8.0	2.0	6.0
Italy	375.7	12.3	9.8	2.5	—	2.5
Jefferson Wells	74.2	(13.3)	—	(13.3)	0.5	(13.8)
Right Management	107.7	9.1	1.2	7.9	—	7.9
Other Operations	747.2	12.7	6.8	5.9	0.9	5.0

Manpower Inc.	$5,668.4	7.0	6.0	1.0	2.1	(1.1)

Gross Profit	$1,027.6	5.5	5.6	(0.1)	3.1	(3.2)

Selling and Administrative Expenses	$1,006.6	33.8	5.5	28.3	3.3	25.0

Operating Profit	$21.0	(90.5)	5.9	(96.4)	1.0	(97.4)

(a)	In millions for the three months ended September 30, 2008.

	Nine Months Ended September 30, 2008 Compared to 2007
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
United States	$1,482.9	0.6%	—%	0.6%	10.8%	(10.2)%
France	5,584.2	8.4	12.7	(4.3)	—	(4.3)
Other EMEA	5,856.1	22.0	8.8	13.2	1.5	11.7
Italy	1,218.3	22.7	14.5	8.2	—	8.2
Jefferson Wells	227.4	(9.3)	—	(9.3)	0.2	(9.5)
Right Management	326.7	9.5	4.0	5.5	0.8	4.7
Other Operations	2,264.3	19.1	10.0	9.1	0.9	8.2

Manpower Inc.	$16,959.9	14.1	9.6	4.5	1.7	2.8

Gross Profit	$3,148.9	12.5	9.2	3.3	2.5	0.8

Selling and Administrative Expenses	$2,788.6	27.0	9.2	17.8	2.6	15.2

Operating Profit	$360.3	(40.2)	9.5	(49.7)	0.8	(50.5)

(a)	In millions for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and our existing credit facilities. We believe that our internally generated funds and our existing credit facilities are sufficient to cover our near-term projected cash needs.

Our principal ongoing cash needs are to finance working capital, capital expenditures, debt payments, share repurchases and acquisitions. Working capital is primarily in the form of trade receivables, which generally increase as revenues increase. The amount of financing necessary to support revenue growth depends on receivables turnover, which differs in each market where we operate.

Cash provided by operating activities was $449.2 million in the first nine months of 2008 compared to $299.2 million for the first nine months of 2007. This increase is due to improved working capital, offset by the lower operating earnings. Cash provided by operating activities before changes in working capital requirements decreased to $376.9 million in the first nine months of 2008 compared to $436.8 million in the first nine months of 2007 due primarily to the decrease in earnings. Better utilization of working capital has allowed us to generate $72.3 million of cash from operating activities in the first nine months of 2008 compared to a use of $137.6 million in the first nine months of 2007.

Accounts receivable decreased to $4,290.2 million as of September 30, 2008 from $4,478.8 million as of December 31, 2007. This decrease is mainly due to changes in foreign currency exchange rates. At December 31, 2007 exchange rates, the September 30, 2008 balance would have been approximately $163.3 million higher than reported.

Capital expenditures were $70.6 million in the first nine months of 2008 compared to $65.8 million in the first nine months of 2007. These expenditures are primarily comprised of leasehold improvements, purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

During the first nine months of 2008, we acquired and invested in several companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, in the nine months ended September 30 was $224.4 million and $100.2 million for 2008 and 2007, respectively.

In April 2008, we acquired Vitae, a leading professional placement firm in the Netherlands, for total consideration, net of cash acquired, of $114.2 million (€72.5 million). The agreement also included contingent consideration of up to €10.0 million that may be paid in 2010. Based on a preliminary valuation, which is subject to revision, Goodwill and Intangible Assets resulting from this transaction were $80.0 million and $24.3 million, respectively, as of September 30, 2008.

Cash consideration related to other acquisitions, including franchises, net of cash acquired, for the first nine months of the year was $110.2 million and $100.2 million for 2008 and 2007, respectively. Based on preliminary valuations for the 2008 acquisitions, which are subject to revision, Goodwill and Intangible Assets resulting from these acquisitions were $50.0 million and $53.9 million, respectively, as of September 30, 2008.

Net borrowings increased $87.4 million in the first nine months of 2008 compared to $15.7 million in the first nine months of 2007. As of September 30, 2008, we had borrowings of $140.9 million and letters of credit of $3.7 million outstanding under our $625.0 million revolving credit agreement. There were no borrowings outstanding under our commercial paper program as of September 30, 2008 or December 31, 2007 and the program is not considered to be a main source of liquidity for us.

In July 2008, we amended our Receivables Facility and elected to reduce the program’s amount to $100.0 million. With this amendment, the liquidity fee increased to 70 basis points (0.70%) on the total program amount, with an additional increase to 95 basis points (0.95%) if the average program usage falls below a minimum level, the program fee increased to 30 basis points (0.30%) and the maturity was extended to July 2009. As of September 30, 2008, there were borrowings of $73.0 million outstanding under this program which are recorded as current maturities of long-term debt. The interest rate for the Receivables Facility is variable and tied to A1+/P1 rated commercial paper. For the three and nine months ended September 30, 2008, the average interest rate was 3.0%. There were no borrowings outstanding as of December 31, 2007.

Under this amended agreement, if the accounting or regulatory standards change such that our bank is required to consolidate the activities under the facility, then the total fee for this program increases to Libor plus 500 basis points (Libor + 5.0%).

Under the previous agreement, we had a program amount of $200.0 million, a liquidity fee of 12.5 basis points (0.125%) and a program fee of 15 basis points (0.15%).

Our $625.0 million revolving credit agreement requires, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.13 to 1 and a fixed charge ratio of 3.60 to 1 as of September 30, 2008. Based upon current forecasts, we expect to be in compliance with these covenants throughout 2008.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2008, such uncommitted credit lines totaled $365.3 million, of which $311.5 million was unused. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $246.2 million could currently be made under these lines. Under the $625.0 million revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total price of $400.0 million. During the three and nine months ended September 30, 2008, we repurchased 1,479,310 and 2,231,610 shares at a total cost of $70.9 million and $112.1 million. We also paid $11.5 million related to share repurchases that were executed at the end of 2007 but closed in 2008. There are 1.0 million shares remaining available for repurchase under this authorization as of September 30, 2008, at a total price not to exceed $182.1 million. During the three and nine months ended September 30, 2007, we repurchased 3,729,400 and 4,944,200 shares, respectively, at a total cost of $270.5 million and $359.4 million, under the previous authorization.

On April 29, 2008, the Board of Directors declared a cash dividend of $0.37 per share, which was paid on June 16, 2008 to shareholders of record on June 3, 2008.

On October 28, 2008, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on December 15, 2008 to shareholders of record on December 3, 2008.

We have aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,920.9 million as of September 30, 2008 compared to $2,088.6 million as of December 31, 2007.

In the fourth quarter of 2007, we established reserves totaling $4.4 million in France for office closure costs and $4.0 million at Jefferson Wells for severances and other office closure costs related to reorganizations at these entities. Payments against the $4.4 million reserve in France started in 2008 and have totaled $1.4 million as of September 30, 2008. We expect a majority of the remaining $3.0 million will be paid in 2008. Of the $4.0 million accrued at Jefferson Wells, $3.3 million has been paid as of September 30, 2008, of which $3.2 million was paid during the nine months ended September 30, 2008. We expect a majority of the remaining $0.7 million will be paid in 2008.

In 2006, we recorded expenses totaling $9.5 million related to reorganizations in the U.K. for severance and other office closure costs. As of September 30, 2008, $8.3 million has been paid, of which $1.0 million was paid during the nine months ended September 30, 2008. We expect a majority of the remaining $1.2 million will be paid by the end of 2009. In 2006, we also recorded expenses totaling $6.9 million at Right Management for severance costs, of which $1.6 million was reversed in 2007 as fewer than expected former employees had claimed the severance. As of September 30, 2008, $5.2 million has been paid, of which $0.4 million was paid during the nine months ended September 30, 2008. We expect the remaining $0.1 million will be paid in 2008.

In 2005, we recorded total expenses of $15.3 million in France for severance costs related to a reorganization. As of September 30, 2008, all of the $15.3 million has been paid, of which $1.7 million was paid in the first quarter of 2008.

In light of recent slowing of business, we are reviewing expense levels and could have additional reorganization costs related to severances and office closures. We have not yet formalized any plans and therefore do not have an estimate of costs.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $138.2 million and $129.3 million as of September 30, 2008 and December 31, 2007, respectively, consisting of $90.3 million and $78.2 million for guarantees, respectively, and $47.9 million and $51.1 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments.

Legal Regulations

In November 2004, French authorities commenced an investigation at our French headquarters. According to the search warrant, the investigation stems from a complaint submitted during 2003 to the European Commission and subsequently transferred to France’s Direction Generale de la Concurrence, de la Consommation et de la Repression des Fraudes (“DGCCRF”), a body of the French Finance Minister that investigates frauds and competition violations. This investigation has led to the DGCCRF to transmit the results of its inquiry to the French Competition Council. In November 2007, we received a Statement of Objections from the Competition Council alleging illegal information sharing between us and certain of our competitors. We responded to this Statement of Objections in February 2008, defending our position.

In June 2008, we received a Report from the Competition Council, which was prepared by the case handler for the Competition Council and opened the second phase of the procedure before the Competition Council. The Report rejected all of the defense arguments we made in our initial response and maintained the objections as set forth in the Statement of Objections. It also provided the Competition Council with the elements for the calculation of fines, including the case handler’s estimation of our portion of the alleged damage to the economy, which ranged from €37.0 million ($52.1 million) to €76.0 million ($107.1 million). The Competition Council is not required to accept the position of the case handler on these matters and will make its own determination on any fines, including a determination on damage to the economy.

We responded to the June 2008 Report in August 2008, providing further arguments and information in defense of our position and providing our own estimation of the alleged damage to the economy. A hearing on the matter before the Competition Council was held in October 2008.

After considering the input that has been provided, the Competition Council will render its decision in the matter and levy any fine it deems appropriate. Any such fine will be related to a determination of the damage to the economy attributable to the alleged misconduct, subject to adjustment for aggravating or mitigating factors. We expect to receive the Competition Council’s decision during the fourth quarter of 2008. We anticipate that we will be required to pay any fine imposed soon after receiving the decision. We will have the right to appeal the Competition Council’s decision.

We have a reserve for this matter of €45.0 million ($63.4 million) as of September 30, 2008, of which €34.7 million ($48.9 million) was recorded as a component of Selling and Administrative Expenses in the second quarter of 2008 based on the estimation of the alleged damage to the economy included in the case handler’s June Report, a legal analysis and various other factors. Final resolution of this matter will depend on the Competition Council’s decision, and any subsequent appeals, and could result in an amount significantly different from the amount we currently have recorded.

Goodwill and Indefinite-Lived Intangible Asset Impairment

In connection with SFAS 142, we are required to perform goodwill and indefinite-lived intangible asset impairment reviews, at least annually, using a fair-value-based approach. The majority of our goodwill and indefinite-lived intangible assets result from our acquisitions of Right Management, Elan and Jefferson Wells.

SFAS 142 requires a two-step method for determining goodwill impairment. In the first step, we determine the fair value of each reporting unit, generally by utilizing an income approach derived from a discounted cash flow methodology and, for certain larger reporting units, a combination of the income approach and the market approach derived from comparable public companies. Significant assumptions used in this analysis include: expected future revenue growth rates, operating unit profit margins, and working capital levels; a discount rate; and a terminal value multiple. The fair value of the reporting unit is then compared to its carrying value. If the reporting unit’s fair value is less than its carrying value, we are required to perform the second step. In this step, we allocate the fair value of the reporting unit to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a “hypothetical” calculation to determine the implied fair value of the goodwill. The impairment charge, if any, is measured as the difference between the implied fair value of the goodwill and its carrying value.

Under SFAS 142, we are also required to test our indefinite-lived intangible assets for impairment by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s fair value is less than its carrying value, an impairment loss is recognized for the difference.

We completed our annual impairment review during the third quarter of 2008. In the first step, the fair value for each reporting unit other than Right Management exceeded its carrying value. For Right Management, we were required to perform the second step. As a result of deteriorating market conditions and general economic uncertainty, market comparables and forecasted cash flows for the Right Management reporting unit were lower than in previous years, which led to a determination that the goodwill recorded for Right Management was partially impaired. For the three and nine months ended September 30, 2008, we recognized an impairment loss of $140.8 million related to goodwill. There was no tax benefit associated with this impairment loss.

At the same time, we also determined that the tradename intangible asset for Right Management was partially impaired as a result of a decrease in forecasted royalties. As a result, we recognized an impairment loss of $22.3 million related to our tradename intangible asset for the three and nine months ended September 30, 2008. We recognized a deferred tax benefit of $8.5 million associated with this impairment loss.

The goodwill and intangible asset impairment charge is non-cash in nature and does not impact our liquidity, cash flows provided by operating activities or have any impact on future operations. (See Note 1 to the consolidated financial statements for further information.)

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2007 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

At this point in time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, under our credit facilities and other financing arrangements, will not be impacted by the ongoing credit market disruptions.

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

PART II - OTHER INFORMATION

Item 1A – Risk Factors

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information under the heading “Forward-Looking Statements” in our annual report on Form 10-K for the year ended December 31, 2007, which information is incorporated herein by reference, as well as the information below, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Risk Factors

Any significant economic downturn could result in our clients using fewer temporary and contract workers or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely affect our business.

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

In addition, during economic downturns companies may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant clients does not pay amounts owed to us in a timely manner or becomes unable to pay such amounts to us at a time when we have substantial amounts receivable from such client, our cash flow and profitability may suffer.

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

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions, net of cash acquired, was $224.4 million and $100.2 million in the nine months ended September 30, 2008 and 2007, respectively.

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

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. In addition, future acquisitions could materially adversely effect our business, financial condition, results of operations and liquidity because they would likely result in the incurrence of additional debt or dilution, contingent liabilities, an increase in interest expense and amortization expenses related to separately identified intangible assets. Possible impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges could also occur. For example, we recorded a goodwill and intangible asset impairment charge of $163.1 million for the three and nine months ended September 30, 2008.

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

We may be exposed to employment-related claims and costs from clients or third parties that could materially adversely affect our business, financial condition and results of operations.

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims arising out of the actions or inactions of our associates, including matters for which we may have indemnified a client;

•	claims by our associates of discrimination or harassment directed at them, including claims relating to actions of our clients;

•	claims related to the employment of illegal aliens or unlicensed personnel;

•	payment of workers’ compensation claims and other similar claims;

•	violations of wage and hour requirements;

•	retroactive entitlement to employee benefits;

•	errors and omissions of our associates, particularly in the case of professionals, such as accountants; and

•	claims by our clients relating to our associates’ misuse of clients’ proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

We may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team and costly and could have a negative impact on our business. We cannot assure you that we will not experience these problems in the future.

We cannot assure you that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our results of operations, financial position and cash flows. We also cannot assure you that we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, if at all, or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.

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

We conduct our operations in 80 countries and territories and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. Dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2008, approximately 89% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $899.1 million of our outstanding indebtedness as of September 30, 2008 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. Dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This exposure could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future because, among other things, it could cause our reported revenues and profitability to decline or debt levels and interest expense to increase.

As of September 30, 2008 and December 31, 2007, we had $972.3 million and $914.5 million of total debt, respectively. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

The performance of our subsidiaries and their ability to distribute cash to our parent company may vary, negatively affecting our ability to service our debt at the parent company level or in other subsidiaries.

Since we conduct a significant portion of our operations through our subsidiaries, our cash flow and our consequent ability to service our debt depends in part upon the earnings of our subsidiaries and the distribution of those earnings to our parent company, or upon loans or other payments of funds by those subsidiaries to our parent company or to other subsidiaries. The payment of such dividends and the making of such loans and advances by our subsidiaries may be subject to legal or contractual restrictions, depend upon the earnings of those subsidiaries and be subject to various business considerations, including the ability of such subsidiaries to pay such dividends or make such loans and advances in a manner that does not result in substantial tax liability.

The price of our common stock may fluctuate significantly, which may result in losses for investors.

The market price for our common stock has been and may continue to be volatile. For example, during the nine months ended September 30, 2008, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $70.35 to a low of $39.73. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	announcement of new services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	changes in financial estimates or other statements by securities analysts; and

•	changes in general economic conditions such as the current credit environment.

Because of this volatility, we may fail to meet the expectations of our shareholders or of securities analysts, and our stock price could decline as a result.

Wisconsin law and our articles of incorporation and bylaws contain provisions that could make the takeover of our company more difficult.

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

Our business involves the use, storage and transmission of information about our employees, our clients and employees of our clients. We and our third party service providers have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over personal and other data and other practices we and our third party service providers follow may not prevent the improper access to or disclosure of personally identifiable or otherwise confidential information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data and confidential information, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

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

The lenders under our and our subsidiaries’ credit facilities may be unwilling or unable to extend credit to us on acceptable terms or at all.

Our liquidity is dependent in part on our revolving credit facility, which is provided by a syndicate of banks. Each bank in the syndicate is responsible on a several, but not joint, basis for providing a portion of the loans under the facility. If any of the participants in the syndicate fails to satisfy its obligations to extend credit under the facility, the other participants refuse or are unable to assume its obligations and we are unable to find an alternative source of funding at comparable rates, our liquidity may be adversely affected or our interest expense may increase substantially.

Furthermore, a number of our subsidiaries maintain uncommitted lines of credit with various banks. Under the terms of these lines of credit, the bank is not obligated to make loans to the subsidiary or to make loans to the subsidiary at a particular interest rate. If any of these banks cancel these lines of credit or otherwise refuse to extend credit on acceptable terms, we may need to extend credit to those subsidiaries or the liquidity of our subsidiaries may be adversely affected.

We are exposed to counterparty risk in our hedging arrangements.

From time to time we enter into arrangements with other parties to hedge our exposure to fluctuations in currency and interest rates, including forward contracts and swap agreements. Recently, a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis and in some cases have been unable to fulfill their debts and other obligations. If any of the counterparties to our hedging arrangements become unable to fulfill their obligations to us, we may lose the financial benefits of these arrangements. The fair value of our derivative financial instruments related to interest rate swaps and foreign currency forward exchange contracts reflected in our consolidated balance sheets were assets of $1.8 million and liabilities of $7.9 million as of September 30, 2008.

Our inability to secure letter of credit on acceptable terms may substantially increase our cost of doing business in various countries.

In a number of countries in which we conduct business we are obligated to provide guarantees or letters of credit to secure licenses, lease space or for insurance coverage. We typically receive these guarantees and letters of credits from a number of financial institutions around the world. In the event that we are unable to secure these arrangements from a bank, lender or other third party on acceptable terms, our liquidity may be adversely affected, there could be a disruption to our business or there could be a substantial increase in cost for our business.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1- 30, 2008	164,400		$48.23	164,400	2,341,400
August 1 - 31, 2008	751,210		48.80	751,210	1,590,190
September 1 - 30, 2008	563,835	(1)	46.78	563,700	1,026,490	(2)

(1)	135 shares of restricted stock were delivered by a director to Manpower, upon vesting, to satisfy tax withholding requirements.
(2)	Not to exceed a total purchase price of $182.1 million.

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

(k)	auditor reports required as part of an internal restructuring, related to a government grant and required as part of tender offers and related to a statement of flexworker educational expenses

(l)	SAS 70 controls report in the U.S.; and

(m)	human capital advisory services.

Item 6 – Exhibits

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: October 28, 2008	/s/ Michael J. Van Handel
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