Form 10-K
period 2008-12-31
MANPOWER INC /WI/
filed 2009-02-20
CIK 871763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,623,783,615 as of June 30, 2008. As of February 17, 2009, there were 78,353,899 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2008. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009.

PART I

The terms “Manpower,” “we,” “our,” “us,” or “the Company” refer to Manpower Inc. or Manpower Inc. and its consolidated subsidiaries, as appropriate in the context.

Item 1.	Business

Introduction and History

Manpower Inc. is a world leader in the employment services industry. Our global network of over 4,400 offices in 82 countries and territories allows us to meet the needs of our clients in all industry segments, whether they are global, multinational or local companies. By offering a complete range of services, we can help any company – no matter where they are in their business evolution – raise productivity through improved strategy, quality, efficiency and cost reduction across their total workforce.

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

•
Training – We offer an extensive choice of training and development solutions that help our employees, associates and clients’ workforces to improve their skills and gain qualifications that will help them to succeed in the ever-changing world of work.

•
Outplacement – Our Right Management brand is the world’s leading outplacement provider, helping our clients to better manage the human side of change by providing a positive way for employees who are transitioning out to make the right choice for the next step in their career. The countercyclical nature of the outplacement industry helps strengthen our portfolio during down economic cycles.

•
Outsourcing – Under Manpower Business Solutions (MBS), we provide clients with outsourcing services related to human resources functions primarily in the areas of large-scale recruiting and workforce-intensive initiatives that are outcome based, thereby sharing in the risk and reward with our clients. Our solutions include: task outsourcing, vendor management, onsite HR services and Recruitment Process Outsourcing (RPO), where we are one of the largest providers of permanent and contingent recruitment in the world.

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

This comprehensive and diverse business mix allows us to mitigate the cyclical effects of the national economies in which we operate.

Our leadership position also allows us to be a center for quality employment opportunities for people at all points in their career paths. In 2008, we found permanent and temporary jobs for four million people who work to help our more than 400,000 clients meet their business objectives. Seasoned professionals, skilled laborers, mothers returning to work, elderly persons wanting to supplement pensions and disabled individuals – all turn to the Manpower group of companies for employment. Similarly, governments of the nations in which we operate look to us to help reduce unemployment and train the unemployed with skills they need to enter the workforce. In this way, our company is a bridge to permanent employment for those who desire it.

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

Our Internet address is www.manpower.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our Internet website:

•	our articles of incorporation and bylaws

•	our Manpower Code of Business Conduct and Ethics

•	our Corporate Governance Guidelines

•	the charters of the Audit, Executive Compensation and Nominating and Governance Committees of the Board of Directors

•	our guidelines for selecting board candidates

•	our categorical standards for relationships deemed not to impair independence of non-employee directors

•	our policy on services provided by independent auditors, and

•	our regular update on corporate social responsibility.

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

Our Operations

United States

In the United States, our operations under the Manpower and Manpower Professional brands are carried out through both branch and franchise offices. We had 547 branch and 240 stand-alone franchise offices in the United States as of December 31, 2008, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the United States regardless of whether an office is a branch or franchise. We provide client invoicing and payroll processing of our contingent workers for all branch offices and some of our franchise offices through our Milwaukee headquarters.

Our franchise agreements provide the franchisee with the right to use the Manpower® or Manpower Professional® service mark and associated marks in a specifically defined exclusive territory. In the United States, franchise fees range from 2-3% of franchise sales. Our franchise agreements provide that in the event of a proposed sale of a franchise to a third party, we have the right to repurchase the franchise at the same price and on the same terms as proposed by the third party. We exercise this right and intend to continue to do so in the future if opportunities arise with appropriate prices and terms.

In the United States, our Manpower operations provide a variety of employment services, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2008, approximately 27% of our United States temporary and contract recruitment revenues were derived from placing office staff, including contact center staff, 52% from placing industrial staff and 21% from placing professional and technical staff.

We also conduct business in the United States under our Jefferson Wells and Right Management brands. These operations are discussed further in the following sections.

France

We are a leading employment service provider in France. We conduct our operations in France and the surrounding region through 958 branch offices under the name of Manpower and 93 branch offices under the name Supplay.

The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominately focused on recruitment for industrial positions. In 2008, we derived approximately 67% of our temporary recruitment revenues in France from the supply of industrial staff, 18% from the supply of construction workers and 15% from the supply of office staff.

We also conduct business in France under our Jefferson Wells, Elan and Right Management brands. These operations are discussed further in the following sections.

Europe, Middle East and Africa (excluding France and Italy), or Other EMEA

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe, the Middle East and Africa. Our largest operations are in Germany, the Netherlands, Norway, Spain, Sweden, and the United Kingdom. Collectively, we operate through 1,233 branch offices and 52 franchise offices in this region. Our franchise offices are primarily located in Switzerland, where we own 49% of the franchise.

Manpower U.K., the largest operation in the Other EMEA segment, comprising 13% of Other EMEA revenues, is a leading provider of employment services in the United Kingdom. As of December 31, 2008, Manpower U.K. conducted operations in the United Kingdom under the Manpower and Manpower Professional brands through a network of 116 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2008, approximately 68% of Manpower U.K.’s temporary recruitment revenues were derived from the supply of office staff, including contact center staff, 20% from the supply of industrial staff and 12% from the supply of technical staff.

We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 115 branch offices, separate from the Manpower and Manpower Professional brands in the United Kingdom. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches supported by a national head office and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

Also included in our Other EMEA operations is Elan, which is a leading IT and technical recruitment firm. In addition to IT and technical recruitment, Elan provides managed service solutions to clients, which enable them to recruit personnel efficiently and achieve ongoing cost savings. Elan provides services in 16 countries, with the largest operations in the United Kingdom.

During 2008 for our Other EMEA operations, approximately 34% of temporary and contract recruitment revenues were derived from placing office staff, 29% from placing industrial staff and 37% from placing professional and technical staff.

We also conduct business in Other EMEA under our Jefferson Wells and Right Management brands. These operations are discussed further in the following sections.

Italy

In Italy, we are a leading employment services provider and conduct our operations under the Manpower and Manpower Professional brands through a network of 460 branch offices. Our Manpower operations in Italy provide a comprehensive line of employment services including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2008, approximately 3% of our temporary and contract recruitment revenues in Italy were derived from placing office staff, including contract center staff, 75% from placing industrial staff and 22% from placing professional and technical staff.

We also conduct business in Italy under our Elan, Jefferson Wells and Right Management brands. The latter two operations are discussed further in the following sections.

Jefferson Wells

Jefferson Wells delivers professional services in the areas of internal audit, technology risk management, tax, and finance and accounting. The company serves clients, including Fortune 500, FTSE 350 and Global 1000 companies, through highly experienced, salaried professionals working from offices worldwide.  Jefferson Wells does not perform attestation work. Its unique business model emphasizes seasoned professionals with public accounting and industry experience. Jefferson Wells focuses on client needs and delivers independent, cost-effective results by providing solutions across a wide range of finance-related business functions.

Jefferson Wells employs only experienced professionals. Its mission has always been to provide exceptional service at competitive rates by putting resources into local offices, rather than a centralized, partner-based organization. This allows the company to keep their fees reasonable, with experts available locally and travel and lodging expenses nominal or non-existent. Jefferson Wells’ professionals have extensive experience in a variety of industries, including: automotive, business services, communications, construction, education, energy and utilities, financial services, government, healthcare, hospitality, insurance, retail, technology and manufacturing.

Jefferson Wells has operations in the United States, Canada, England, Germany, The Netherlands, South Africa and Hong Kong through 36 offices, and delivers services in more than 30 countries and markets worldwide.

Right Management

Right Management is the world’s leading provider of integrated human capital consulting services and solutions across the employment lifecycle.  Right Management helps clients maximize the return on their human capital investments while assisting individuals to achieve their full potential.  Right Management, operates from 283 branch offices in 51 countries across the Americas, Europe and Asia Pacific, and 12 franchise offices in the United States, serving large and medium-sized businesses in all industries, including 80% of the Fortune 500 and 50% of the Global 1000.

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

Other Operations

We operate under the Manpower and Manpower Professional brands through 564 branch offices and 15 franchise offices in the other markets of the world. The largest of these operations are located in Australia, Japan, Mexico and Argentina, all of which operate through branch offices, and Canada, which operates through branch and franchise offices. Other operations are located throughout the Americas and Asia and operate through branch and franchise offices. In most of these countries, we primarily supply contingent workers to the office, industrial, and technical markets, which were 45%, 42%, and 13% of temporary and contract recruitment revenues, respectively.

Competition

Introduction

We compete in the employment services industry by offering a complete range of services, including permanent, temporary and contract recruitment, assessment and selection, training, outsourcing, consulting and professional services.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of U.S. Dollars in annual revenues. It is also a highly competitive industry, reflecting several trends in the global marketplace such as the notably increasing demand for skilled people, employers’ desire for more flexible working models and consolidation among clients and in the employment services industry itself. We manage these trends by leveraging established strengths, including one of the employment services industry’s most recognized and respected brands; geographic diversification; size and service scope; an innovative product mix; and a strong client base. While staffing is an important aspect of our business, our strategy is focused on providing both the skilled employees our clients need and high-value workforce management, outsourcing and consulting solutions.

Client demand for employment services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. Correspondingly, during periods of weak economic growth or economic contraction, the demand for our staffing services typically declines, while demand for our outplacement services typically accelerates.

During the last several years, secular trends toward greater workforce flexibility have had a favorable impact on demand for our services in several markets. As companies attempt to increase the variability of their cost base, the contemporary work solutions we provide help them to effectively address the fluctuating demand for their products or services.

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our office network in each market, and large national/multinational client relationships, which comprised approximately 42% of our revenues in 2008. These large national and multinational clients will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to the local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed. Client relationships with small- and medium-size businesses tend to rely less upon longer-term contracts, and the competitors for this business are primarily locally-owned businesses.

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

The temporary recruitment market throughout the world is large and highly fragmented with more than 15,000 firms competing throughout the world. The global RPO market was approximately $4 billion in 2008 and is projected to more than double to $7 billion by 2010. RPO accounts for approximately 4-5% of the overall Human Resource Outsourcing market. In addition to us, the largest publicly owned companies specializing in recruitment services are Adecco, S.A. (Switzerland), Randstad Holding N.V. (Netherlands) and Kelly Services, Inc. (U.S.).

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

Due to the difficult economic environment that arose in the latter half of 2008, we believe many of our smaller, local competitors will struggle and we anticipate further consolidation in the near term. We view this as an opportunity to take market share in 2009.

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

Methods used to market recruitment services to clients vary depending on the client’s need for permanent, temporary and RPO services, the local labor supply, the length of assignment and the number of workers required. Our full range of employment services and multiple brands enable us to cross-market to clients in order to leverage our relationships and expand our services provided, from outplacement services at Right Management to permanent recruitment services at Manpower Professional, to RPO services, etc. We compete by means of quality of service provided, scope of service offered, ability to source the right talent and price. Success in providing high quality recruitment services is a function of the ability to access a supply of available workers, select suitable individuals for a particular assignment and, in some cases, train available workers in skills required for an assignment. For RPO services, success is defined primarily by the ability to perform the recruitment function more effectively and efficiently than the client could perform those functions internally.

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

It is also important to be able to access a large network of skilled workers and to be able to “create” certain hard-to-find skills by offering training to available workers. Our competitive position is enhanced by our ability to offer a wide variety of skills, in some of the most important market segments, through the use of training systems. Our Manpower Direct TrainingSM online university provides over 5,000 hours of online courses that are accessible 24/7 and are free to our employees and associates to help them improve their skills. The courses cover a wide range of subjects in many languages and feature the latest information for a variety of fields, from learning the latest technology in the IT field, to brushing up on business management courses or software programs. This training can also enable students in any profession to further develop their skills, improve their employability and earn higher wages.

Outplacement and Human Resource Consulting Services Market

Our outplacement and Human Resource consulting services are primarily provided under the Right Management brand. The market for outplacement and HR consulting services is highly competitive. In the market for services required by global clients, there are several barriers to entry, such as the global coverage, specialized local knowledge and technology required to provide outstanding services to corporations on a global scale.

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

Companies choose to provide outplacement services for several reasons. First, as the competition for attracting and retaining qualified employees increases, companies are increasingly attempting to distinguish themselves in the marketplace as attractive employers. Consequently, more companies are providing outplacement services as part of a comprehensive benefits package that provide for the well being of employees – not only during their period of employment, but also after their employment ceases. Additionally, when companies experience layoffs, many believe that providing outplacement services projects a positive corporate image and improves morale among the remaining employees. Finally, companies may provide outplacement services to reduce costs by preparing and assisting separated employees to find new employment, thereby diminishing employment-related litigation.

    Companies choose Right Management for the high-tech, high-touch approach of our outplacement services and the flexibility of our solutions to meet specific organizational and candidate needs. Our technology solutions are integral to our outplacement services. We have made significant investments in technology to augment our core services with online, 24/7 access and support for both clients and candidates. Our solutions include: Right Navigator TM, RightChoice TM, RightTrack SM, Right-from-Home ®, Right Connection ®, Right FasTrack SM , Right Access SM iView TM and Wellness and Productivity Management along with Job Banks and Resume Banks.

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

Professional Services

Jefferson Wells competes in the professional services industry as a high-value alternative to public accounting firms and other consulting groups, serving clients through highly experienced, salaried professionals working from offices worldwide.

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

Also see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Regulations.”

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries. We believe that many of these marks and trade names, including Manpower®, Manpower Professional®, Right Management Consultants®, Jefferson Wells®, Brook Street®, Elan®, Ultraskill®, and Skillware®, have significant value and are materially important to our business. In addition, we maintain other intangible property rights. The trademarks have been assigned an indefinite life based on our expectation of renewing the trademarks, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future.

Employees

We had approximately 33,000 full-time equivalent employees as of December 31, 2008. In addition, we estimate that we recruit on behalf of our clients approximately four million permanent, temporary and contract workers on a worldwide basis each year.

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

Financial Information about Foreign and Domestic Operations

Note 15 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2008, 2007 and 2006. Such note is found in our 2008 Annual Report to Shareholders and is incorporated herein by reference.

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

From time to time, we acquire and invest in companies throughout the world, including franchises.  The total cash consideration paid for acquisitions, net of cash acquired, was $242.0 million and $122.8 million in 2008 and 2007, respectively.

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

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. In addition, future acquisitions could materially adversely effect our business, financial condition, results of operations and liquidity because they would likely result in the incurrence of additional debt or dilution, contingent liabilities, an increase in interest expense and amortization expenses related to separately identified intangible assets. Possible impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges could also occur.  For example, we recorded a goodwill and intangible asset impairment charge of $163.1 million in 2008 related to our acquisition of Right Management.

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

We may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team and costly and could have a negative impact on our business. We cannot be certain we will not experience these problems in the future.

We cannot be certain our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our results of operations, financial position and cash flows. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, if at all, or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.

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

We conduct our operations in 82 countries and territories and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. Dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2008, approximately 89% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $749.0 million of our outstanding indebtedness as of December 31, 2008 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. Dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This exposure could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future because, among other things, it could cause our reported revenues and profitability to decline or debt levels and interest expense to increase.

As of December 31, 2008 and 2007, we had $952.9 million and $914.5 million of total debt, respectively. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

From time to time we enter into arrangements with other parties to hedge our exposure to fluctuations in currency and interest rates, including forward contracts and swap agreements.  Recently, a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis and in some cases have been unable to fulfill their debts and other obligations.  If any of the counterparties to our hedging arrangements become unable to fulfill their obligations to us, we may lose the financial benefits of these arrangements.  The fair value of our derivative financial instruments related to interest rate swaps and foreign currency forward exchange contracts reflected in our consolidated balance sheets as of December 31, 2008 were assets of $2.7 million and liabilities of $18.5 million.

Our inability to secure letters of credit on acceptable terms may substantially increase our cost of doing business in various countries.

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

The market price for our common stock has been and may continue to be volatile. For example, during 2008, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $70.35 to a low of $23.60. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2008, under the heading “Significant Matters Affecting Results of Operations” (pages 34 to 39), which information is hereby incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF MANPOWER
(as of February 17, 2009)

Name of Officer	Office
Jeffrey A. Joerres Age 49
Chairman of Manpower since May 2001, and President and Chief Executive Officer of Manpower since April 1999. Senior Vice President – European Operations and Marketing and Major Account Development of Manpower from July 1998 to April 1999. A director of Artisan Funds, Inc. and Johnson Controls, Inc. A director of Manpower for more than five years. An employee of Manpower since July 1993.

Michael J. Van Handel Age 49
Executive Vice President, Chief Financial Officer of Manpower since January 2008. Executive Vice President, Chief Financial Officer and Secretary of Manpower from April 2002 to January 2008. Senior Vice President, Chief Financial Officer and Secretary of Manpower from August 1999 to April 2002. Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Manpower from July 1998 to August 1999. An employee of Manpower since May 1989.

Barbara J. Beck Age 48
Executive Vice President of Manpower, President – Europe, Middle East and Africa since January 2006. A director of Ecolab Inc. since February 2008. Executive Vice President of Manpower – United States and Canadian Operations from January 2002 to December 2005. Independent consultant from August 2000 to January 2002. Area Vice President and General Manager of United States – West for Sprint Corporation from February 1996 to August 2000. An employee of Manpower since January 2002.

Jonas Prising Age 43
Executive Vice President of Manpower, President – The Americas of Manpower since January 2009. Executive Vice President of Manpower, President – United States and Canadian Operations from January 2006 to December 2008. Managing Director of Manpower Italy from July 2002 to December 2005. Director of Manpower Global Accounts – EMEA from June 1999 to June 2002. Prior to joining Manpower, held multiple international management positions with Electrolux from 1989 to May 1999. An employee of Manpower since June 1999.

Owen J. Sullivan Age 51
Executive Vice President of Manpower, and Chief Executive Officer of Right Management and Jefferson Wells since January 2005. Chief Executive Officer of Jefferson Wells International, Inc. from April 2003 to January 2005. Independent consultant from 2002 to 2003. President of the Financial Services Group – Metavante Corporation from 1999 to 2003. An employee of Manpower since April 2003.

Francoise Gri Age 51
Executive Vice President of Manpower, President – France since February 2007. Prior to joining Manpower, held various leadership roles with IBM from 1981 to February 2007 including: regional general manager of France, Belgium and Luxembourg; vice president of marketing and channels software for IBM EMEA; and executive of
e-business solutions for IBM EMEA. An employee of Manpower since February 2007.

Darryl Green Age 48
Executive Vice President of Manpower, President –Asia-Pacific and Middle East Operations since January 2009.  Executive Vice President of Manpower, President – Asia-Pacific Operations from May 2007 to December 2008.  Prior to joining Manpower, served as CEO of Tata Teleservices. Previously, CEO of Vodafone Japan, a publicly listed mobile services provider. From 1989 to 1998, held various management positions within AT&T, including three years as President and CEO of its Japanese operations. An employee of Manpower since May 2007.

Mara E. Swan Age 49
Executive Vice President - Global Strategy and Talent since January 2009.  Senior Vice President of Global Human Resources from August 2005 to December 2008.  Prior to Manpower, served as Chief People Officer for the Molson Coors Brewing Company for its global operations. Previously, Human Resources Manager for Miller Brewing Company. An employee of Manpower since August 2005.

Kenneth C. Hunt Age 59
Senior Vice President, General Counsel and Secretary of Manpower since January 2008. Prior to joining Manpower, a shareholder with the law firm of Godfrey & Kahn, S.C. from 1981 to 2007. An employee of Manpower since January 2008.

OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, in 2008:

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

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million. The authorization permitted share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under this authorization during the fourth quarter of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate number of shares that may yet be purchased
October 1 - 31, 2008	-	$-	-	1,026,490
November 1 - 30, 2008	-	-	-	1,026,490
December 1 - 31, 2008	135(1)	-	-	1,026,490(2)

(1) Delivered by a director to Manpower, upon vesting, to satisfy tax withholding requirements.
(2) Not to exceed a total purchase price of $182.1 million.

The remaining information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2008, under the heading “Note 16 - Quarterly Data” (page 71) and “Corporate Information” (page 74) and in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009, under the caption “Equity Compensation Plan Information”, which information is hereby incorporated herein by reference.

Item 6.	Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2008, under the heading “Selected Financial Data” (page 72), which information is hereby incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2008, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (pages 17 to 39), which information is hereby incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2008, under the heading “Significant Matters Affecting Results of Operations” (pages 34 to 39), which information is hereby incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and the notes thereto (pages 42 to 71) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2008, which information is hereby incorporated herein by reference.

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

Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting is set forth on page 39 in our Annual Report to Shareholders for the fiscal year ended December 31, 2008 which information is hereby incorporated herein by reference. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting is included on pages 40 and 41 of our Annual Report to Shareholders for the year ended December 31, 2008 which information is hereby incorporated herein by reference.

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

(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)
The board of directors has determined that Edward J. Zore, chairman of the audit committee, is an “audit committee financial expert.” Mr. Zore is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

(e)
Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(f)
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the Code on our Internet website at www.manpower.com.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009, under the caption “Executive and Director Compensation”; under the caption “Executive Compensation Committee Interlocks and Insider Participation”; and under the caption “Report of the Executive Compensation Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009, under the caption “Security Ownership of Certain Beneficial Owners” and under the caption “Security Ownership of Management”; and under the caption “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009, under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009, under the caption “Audit Committee Report,” which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Page Number(s) in Annual Report to Shareholders
Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

Reports of Independent Registered Public Accounting Firm	40-41

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	42

Consolidated Balance Sheets as of December 31, 2008, 2007 and 2006	43

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	44

Consolidated Statements of Shareholders Equity for the years ended December 31, 2008, 2007 and 2006	45

Notes to Consolidated Financial Statements	46-71

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

10.2(b)	Amendment to Five-Year Credit Agreement dated as of March 14, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.2(c)	Amendment No. 2 to the Credit Agreement dated as of January 10, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2(d)	Amendment No. 3 to the Credit Agreement dated as of November 16, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.3	Amended and Restated Manpower 1991 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996. **

10.4	Manpower Savings Related Share Option Scheme, incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-38684). **

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

10.7
1994 Executive Stock Option and Restricted Stock Plan of Manpower Inc. (Amended and Restated October 29, 2002), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.8	Manpower Inc. 2007 Corporate Senior Management Incentive Program dated as of May 2, 2007, incorporated by reference to the Company’s Current Report on Form 8-K dated May 2, 2007. **

10.9(a)
Employment Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 20, 2008, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.9(b)
Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 20, 2008, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.10(a)
Employment Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 20, 2008, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.10(b)
Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 20, 2008, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.11(a)
Assignment Agreement by and among Manpower Inc., Manpower Holdings Limited and Barbara Beck dated as of December 20, 2005, incorporated by reference to the Company’s Current Report on Form 8-K dated December 20, 2005. **

10.11(b)	Letter Agreement by and among Manpower Inc., Manpower Holdings Limited and Barbara Beck dated as of April 1, 2008. **

10.12(a)
Amended and Restated Assignment Agreement by and among Manpower Inc. and Jonas Prising dated as of December 29, 2008, incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2008. **

10.12(b)
Employment Agreement between Francoise Gri and Manpower Inc. dated as of February 15, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.12(c)	Letter Agreement between Darryl Green and Manpower Inc. dated as of April 4, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.13(a)
Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective January 1, 2006), incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2005. **

10.13(b)
Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective January 1, 2008), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.13(c)	Manpower Inc. Compensation for Non-Employee Directors (Effective January 1, 2006), incorporated by reference to the Company’s Current Report on Form 8-K dated December 19, 2005. **

10.13(d)
Amended and Restated Severance Agreement between Barbara Beck and Manpower Inc. dated as of November 10, 2008, incorporated by reference to the Company’s Current Report on Form 8-K dated November 10, 2008. **

10.13(e)
Amended and Restated Severance Agreement between Jonas Prising and Manpower Inc. dated as of November 10, 2008, incorporated by reference to the Company’s Current Report on Form 8-K dated November 10, 2008. **

10.13(f)	Amended and Restated Severance Agreement between Owen Sullivan and Manpower Inc. dated as of November 10, 2008, incorporated by reference to the Company's Current Report on Form 8-K dated November 10, 2008. **

10.13(g)	Amended and Restated Severance Agreement between Mara Swan and Manpower Inc. dated as of November 10, 2008. **

10.13(h)
Amended and Restated Severance Agreement dated November 10, 2008 between Manpower Inc. and Darryl Green, incorporated by reference to the Company’s Current Report on Form 8-K dated December 3, 2008. **

10.13(i)
Change of Control Severance Agreement dated February 15, 2007 between Manpower Inc. and Francoise Gri, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.13(j)
Change of Control Severance Agreement dated December 31, 2007 between Manpower Inc. and Kenneth C. Hunt, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.13(k)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective October 31, 2006), incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006. **

10.13(l)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.14(a)	Form of Nonstatutory Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(b)	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(c)	Form of Restricted Stock Agreement (CEO Form), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2008 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

14
Manpower Inc. Code of Business Conduct and Ethics (Amended and Restated Effective December 9, 2003) incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

MANPOWER INC.

By:	/s/ Jeffrey A. Joerres
Jeffrey A. Joerres Chairman, President and Chief Executive Officer

Date:	February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey A. Joerres	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 20, 2009
Jeffrey A. Joerres

/s/ Michael J. Van Handel	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2009
Michael J. Van Handel

Directors: J. Thomas Bouchard, Marc J. Bolland, Gina R. Boswell, Cari M. Dominguez, Jack M. Greenberg, Terry A. Hueneke, Ulice Payne, Jr., John R. Walter and Edward J. Zore

February 20, 2009

By:	/s/ Kenneth C. Hunt
Kenneth Hunt
Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Manpower Inc.:

We have audited the consolidated financial statements of Manpower Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 18, 2009; such consolidated financial statements and reports are included in the 2008 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Milwaukee, Wisconsin
February 18, 2009

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2008, 2007 and 2006, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write- Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2008	$123.1	23.4	(21.5)	(10.1)	3.6	$118.5
2007	$109.9	21.8	(20.8)	9.5	2.7	$123.1
2006	$86.5	27.4	(14.1)	9.7	0.4	$109.9