Form 10-Q
period 2009-03-31
MANPOWER INC /WI/
filed 2009-05-11
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
March 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated file ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares Outstanding
Class	at May 8, 2009
Common Stock, $.01 par value	78,339,087

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	March 31,	December 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$1,001.0	$874.0
Accounts receivable, less allowance for doubtful accounts of $116.4 and $118.5, respectively	2,939.4	3,629.7
Prepaid expenses and other assets	152.5	119.9
Future income tax benefits	62.7	66.5
Total current assets	4,155.6	4,690.1

OTHER ASSETS:
Goodwill	965.4	972.9
Intangible assets, less accumulated amortization of $83.4 and $78.4, respectively	411.3	415.2
Other assets	294.1	326.6
Total other assets	1,670.8	1,714.7

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	695.6	744.0
Less: accumulated depreciation and amortization	500.7	530.6
Net property and equipment	194.9	213.4
Total assets	$6,021.3	$6,618.2

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2009	2008
CURRENT LIABILITIES:
Accounts payable	$890.9	$903.2
Employee compensation payable	170.1	213.2
Accrued liabilities	518.6	577.9
Accrued payroll taxes and insurance	459.7	617.5
Value added taxes payable	354.4	479.2
Short-term borrowings and current maturities of long-term debt	59.0	115.6
Total current liabilities	2,452.7	2,906.6

OTHER LIABILITIES:
Long-term debt	794.6	837.3
Other long-term liabilities	367.3	390.5
Total other liabilities	1,161.9	1,227.8

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 104,183,568 and 103,756,138 shares, respectively	1.0	1.0
Capital in excess of par value	2,525.4	2,514.8
Retained earnings	1,203.5	1,201.2
Accumulated other comprehensive loss	(96.8)	(8.9)
Treasury stock at cost, 25,855,789 and 25,791,941 shares, respectively	(1,226.4)	(1,224.3)
Total shareholders’ equity	2,406.7	2,483.8
Total liabilities and shareholders’ equity	$6,021.3	$6,618.2

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended
	March 31,
	2009	2008
Revenues from services	$3,647.1	$5,386.6
Cost of services	2,977.3	4,418.9
Gross profit	669.8	967.7
Selling and administrative expenses	664.3	835.7
Operating profit	5.5	132.0
Interest and other expenses	11.9	11.3
(Loss) earnings before income taxes	(6.4)	120.7
Provision for income taxes	(8.7)	45.2
Net earnings	$2.3	$75.5
Net earnings per share – basic	$0.03	$0.95
Net earnings per share – diluted	$0.03	$0.94
Weighted average shares – basic	78.1	79.5
Weighted average shares – diluted	78.3	80.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(in millions)
	3 Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2.3	$75.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23.2	24.7
Deferred income taxes	2.0	(2.1)
Provision for doubtful accounts	6.6	7.3
Share-based compensation	4.1	8.9
Excess tax benefit on exercise of stock options	(0.1)	(0.1)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	566.3	28.6
Other assets	(41.5)	(3.6)
Other liabilities	(313.1)	(33.4)
Cash provided by operating activities	249.8	105.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.9)	(23.8)
Acquisitions of businesses, net of cash acquired	(10.6)	(0.8)
Proceeds from the sale of property and equipment	1.0	1.8
Cash used in investing activities	(18.5)	(22.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings of short-term facilities and long-term debt	(55.5)	10.9
Proceeds from share-based awards	4.7	8.8
Excess tax benefit on exercise of stock options	0.1	0.1
Repurchases of common stock	-	(52.7)
Cash used in financing activities	(50.7)	(32.9)
Effect of exchange rate changes on cash	(53.6)	52.9
Change in cash and cash equivalents	127.0	103.0
Cash and cash equivalents, beginning of year	874.0	537.5
Cash and cash equivalents, end of period	$1,001.0	$640.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6.8	$4.8
Income taxes paid	$41.5	$34.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our 2008 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Such adjustments are of a normal recurring nature.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we perform an annual impairment test of goodwill and indefinite-lived intangible assets at our reporting unit level during the third quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

Due to the unfavorable impact of the credit crisis and the current economic environment, in the fourth quarter of 2008, we experienced significant volatility in our stock price as well as an 18.5% reduction of consolidated revenues (10% in constant currency). Our stock price decreased 21% to $33.99 as of December 31, 2008 as compared to $43.16 as of September 30, 2008. As of December 31, 2008, our market capitalization was approximately $2,700 as compared to a consolidated book value of approximately $2,500.

As a result, we considered the near-term effects of the foregoing events, including but not limited to, the ongoing credit crisis, the current economic environment, the decline in our stock price and significantly lower near-term revenues from services in most of our businesses. However, we believe that sharp rises and declines in demand for our services or stock price are not necessarily indicative of a decline in the long-term value of our businesses based on our prior experiences during previous economic downturns. For this reason, we believe the long-term economic outlook of our reporting units was not materially different at December 31, 2008 than was assumed in the annual impairment test we performed during the third quarter of 2008, with the exception of our Right Management and Jefferson Wells reporting units.

Consequently, we performed the step one analysis to determine the fair value of these two respective reporting units at December 31, 2008. To determine their fair value, we used a combination of the income approach (weighted 75%) and market approach (weighted 25%). Significant assumptions used in our analysis include: expected future revenue growth rates, operating unit profit margins, and working capital levels; a discount rate of 10.4% for Right Management and 12.7% for Jefferson Wells; and a terminal value multiple. The expected future revenue growth rates were determined with consideration of our historical revenue growth rates, our assessment of future market potential, our expectations of future business performance and an assumed modest economic recovery beginning in 2010. The growth rates we used for Right Management ranged from 4.0% to 7.1% over a ten-year period, compared to historical growth rates of (5.4)% to 9.7% for the years 2004 (year of acquisition) through 2008. The growth rates we used for Jefferson Wells ranged from (2.3)% to 10.0% over the ten-year period, compared to historical rates of (12.4)% to 149.6% for the years 2002 (year of acquisition) through 2008. The expected cash flows used in our analysis could decrease by more than 15% before we would have a potential goodwill impairment for either of these reporting units as of December 31, 2008.

We followed a consistent approach in determining the assumptions used in calculating the fair value of our other reporting units during our annual impairment testing in the third quarter of 2008. Based on our testing, we believe that the fair value of our other reporting units were sufficiently more than their carrying values.

During the first quarter of 2009, we again reviewed the current circumstances and events to determine if the fair value of our reporting units was below their carrying value. While our consolidated revenues declined 32.3% (21.8% in constant currency) during the first quarter of 2009 as compared to the comparable period in 2008 and our stock price remained volatile during this period (a decline of 7% to $31.53 as of March 31, 2009), our book value per share was $30.61 as of March 31, 2009 and our stock price has subsequently risen significantly. We believe that while we may see continued volatility in the near-term, our stock price and the long-term economic outlook of the global economies will rebound. Therefore, we do not believe that the fair value of our reporting units was below their carrying value at March 31, 2009.

If we continue to experience volatile stock prices, a further erosion of actual and projected revenues or other unfavorable economic impacts, we may have a material impairment charge related to our goodwill or other indefinite-lived intangible assets in the near term. We will monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

(2) New Accounting Standards

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. We adopted SFAS 141(R) effective January 1, 2009. There was no material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” We adopted FSP FAS 142-3 effective January 1, 2009. There was no material impact on our consolidated financial statements.

Effective January 1, 2008, we implemented FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and financial liabilities. As required in FASB Staff Position No. FAS 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP FAS 157-2”), SFAS 157 is also applicable to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. We adopted FSP FAS 157-2 effective January 1, 2009. There was no material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires (a) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS 160 effective January 1, 2009. There was no material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. We adopted SFAS 161 effective January 1, 2009. See Note 11 for further information on our derivative instruments and hedging activities.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” We adopted FSP EITF 03-6-1 effective January 1, 2009. There was no material impact on our consolidated financial statements.

(3) Stock Compensation Plans

During the three months ended March 31, 2009 and 2008, we recognized share-based compensation expense of approximately $4.1 and $8.9, respectively. The expense relates to grants of stock options, deferred stock, restricted stock and performance share units, and issuances of stock related to our employee stock purchase plan. Cash received from stock option exercises was $6.8 and $8.8 for the three months ended March 31, 2009 and 2008, respectively. We recognize share-based compensation expense related to grants of share-based awards in Selling and Administrative Expenses on a straight-line basis over the service period of each award.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year.  The number of shares underlying grants to all employees and the weighted-average fair value per share during the first quarter of 2009 and 2008 are presented in the table below:

	3 Months Ended March 31,
	2009		2008
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	1,344	$9.72	972	$15.19
Deferred Stock Units	13	33.81	13	56.90
Restricted Stock	189	31.20	47	56.68
Performance Share Units	-	-	140	56.64
Total Shares Granted	1,546	12.55	1,172	22.27

(4) Acquisitions and Reorganization Costs

Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions, which were all U.S. franchises, in the first quarter was $10.6 and $0.8 for 2009 and 2008, respectively.

Reorganization Costs

In the first quarter of 2009 and fourth quarter of 2008, we recorded reorganization charges of $44.1 ($6.9 in 2009 and $37.2 in 2008), primarily related to severances as well as office closures and consolidations in several countries. As of March 31, 2009, $2.3 and $19.3 have been paid out of the reserves recorded in 2009 and 2008, respectively, of which $13.2 was paid during the three months ended March 31, 2009. We expect a majority of the remaining $22.5 will be paid in 2009. For reorganization charges recorded prior to 2008, there is $1.8 remaining to be paid which we expect will be paid in 2009.

(5) Income Taxes

We recorded an income tax benefit, at an effective rate of 136.9% for the three months ended March 31, 2009, as compared to an income tax expense, at an effective rate of 37.4% for the three months ended March 31, 2008. The 2009 rate is higher due to the impact of a change in the overall mix of earnings, primarily a decrease to non-U.S. income, and valuation allowances related to losses in certain non-U.S. entities, offset by the favorable impact of a valuation allowance reversal related to a European entity for prior-period net operating losses that will now be utilized. Excluding the reversal of the valuation allowance, which was a discrete item in the quarter, our effective tax rate for the three months ended March 31, 2009 was 44.4%. This 44.4% rate is different than the U.S. Federal statutory rate of 35% due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances and other permanent items. This 44.4% rate is higher than the annual effective tax rate of 36.6% for 2008 due primarily to the impact of the differences in the mix of U.S. and non-U.S. earnings and the relative amounts of valuation allowance recorded during each period. There were no discrete items for the first quarter of 2008.

As of March 31, 2009, we had gross unrecognized tax benefits of $51.4 recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). Our FIN 48 accrual is related to various tax jurisdictions, including $2.1 of interest and penalties, and related tax benefits of $12.8. As of December 31, 2008, we had gross unrecognized tax benefits of $50.9 and related tax benefits of $12.8. The net amount of $38.6 as of March 31, 2009 would favorably affect the effective tax rate if recognized. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2004 through 2008 for our major operations in the U.S., France, the U.K., and Italy. As of March 31, 2009, we are under audit in France, the U.K. the U.S. and Australia, and we believe that the resolution of these audits will not have a material impact on earnings. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter ended March 31, 2009.

(6) Net Earnings Per Share

The calculation of Net Earnings Per Share – Basic and Net Earnings Per Share – Diluted are as follows:

	3 Months Ended
	March 31,
	2009	2008
Net Earnings Per Share – Basic:
Net earnings available to common shareholders	$2.3	$75.5
Weighted-average common shares outstanding	78.1	79.5
	$0.03	$0.95
Net Earnings Per Share – Diluted:
Net earnings available to common shareholders	$2.3	$75.5
Weighted-average common shares outstanding	78.1	79.5
Effect of restricted stock grants	0.1	-
Effect of dilutive securities – stock options	0.1	0.8
	78.3	80.3
	$0.03	$0.94

The calculation of Net Earnings Per Share – Diluted does not include certain option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were 5.9 million and 1.8 million options excluded from the calculation for the three months ended March 31, 2009 and 2008, respectively.

(7) Goodwill

This presentation reflects the realignment of our segments. See Note 13 for further information.
Changes in the carrying value of goodwill by reportable segment and Corporate are as follows:

	Americas	France	EMEA(1)	Asia Pacific	Right Management	Jefferson Wells	Corporate (2)	Total
Balance, December 31, 2008	$162.3	$3.6	$266.2	$56.5	$140.0	$1.0	$343.3	$972.9
Goodwill acquired	6.1	-	-	-	0.1	-	-	6.2
Currency impact	(0.4)	(0.1)	(8.8)	(3.2)	(1.2)	-	-	(13.7)
Balance, March 31, 2009	$168.0	$3.5	$257.4	$53.3	$138.9	$1.0	$343.3	$965.4

(1)	Balances related to Italy are $4.6 and $4.8 as of March 31, 2009 and December 31, 2008, respectively. The ($0.2) change represents a currency impact.
(2)
The majority of the Corporate balance relates to goodwill attributable from our acquisitions of Right Management ($184.5) and Jefferson Wells ($149.2). For purposes of monitoring our total assets by segment, we do not allocate these balances to their respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.

Goodwill balances by reporting unit are as follows:
	March 31,	December 31,
	2009	2008
Right Management	$323.4	$324.4
United States	157.0	150.9
Jefferson Wells	150.2	150.2
Elan	114.0	116.1
Netherlands (Vitae)	81.0	85.4
Other reporting units	139.8	145.9
Total goodwill	$965.4	$972.9

(8) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:
	3 Months Ended March 31,
	Defined Benefit		Retiree Health
	Pension Plans		Care Plan
	2009	2008	2009	2008
Service cost	$2.7	$3.5	$0.1	$-
Interest cost	3.3	3.9	0.3	0.4
Expected return on assets	(3.0)	(3.6)	-	-
Curtailment and settlement	(4.3)	-	-	-
Other	(0.3)	(0.1)	(0.2)	(0.2)
Total benefit cost	$(1.6)	$3.7	$0.2	$0.2

Effective January 1, 2009, we have terminated our defined benefit plan in Japan and replaced it with a defined contribution plan, resulting in a curtailment and settlement gain of $4.3.

During the three months ended March 31, 2009, contributions made to our pension plans were $2.1 and contributions made to our retiree health care plan were $0.6. We expect to make total contributions of $12.5 to our pension plans and $1.6 to our retiree health care plan during 2009.

(9) Shareholders’ Equity

The components of Comprehensive (Loss) Income, net of tax, are as follows:
	3 Months Ended
	March 31,
	2009	2008
Net earnings	$2.3	$75.5
Other comprehensive income:
Foreign currency translation (loss) gain	(85.6)	104.7
Unrealized loss on investments	(1.2)	(2.1)
Unrealized loss on derivatives	(0.2)	(0.7)
Defined benefit pension plans	(0.8)	(0.5)
Retiree health care plan	(0.1)	(0.1)
Comprehensive (loss) income	$(85.6)	$176.8

The components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

	March 31,	December 31,
	2009	2008
Foreign currency translation (loss) gain	$(81.6)	$4.0
Unrealized gain on investments	1.1	2.3
Unrealized loss on derivatives	(4.8)	(4.6)
Defined benefit pension plans	(16.0)	(15.2)
Retiree health care plan	4.5	4.6
Accumulated other comprehensive loss	$(96.8)	$(8.9)

During the first quarter of 2009, we made no share repurchases. There were 1.1 million shares, at a cost of up to $182.1, remaining authorized for repurchase under our 2007 authorization as of March 31, 2009. During the first quarter of 2008, we repurchased 0.8 million shares at a total cost of $41.2 under the same authorization.

On April 28, 2009, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on June 15, 2009 to shareholders of record on June 3, 2009.

(10) Interest and Other Expenses

Interest and Other Expenses consists of the following:
	3 Months Ended
	March 31,
	2009	2008
Interest expense	$13.1	$15.6
Interest income	(4.4)	(5.1)
Foreign exchange loss (gain)	0.5	(1.9)
Miscellaneous expenses, net	2.7	2.7
Interest and other expenses	$11.9	$11.3

(11) Derivative Financial Instruments and Related Fair Values

We are exposed to various risks relating to our ongoing business operations. The primary risks, which are managed through the use of derivative instruments, are foreign currency exchange rate risk and interest rate risk. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our exposure to market risk for changes in interest rates relates primarily to our Long-Term Debt obligations. We have historically managed interest rate risk through the use of a combination of fixed and variable rate borrowings and interest rate swap agreements. In accordance with FASB Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” we record all our derivative instruments as either an asset or liability measured at their fair value.

Our interest swap agreements are designated as cash flow hedges of interest costs on our Euro-denominated variable rate borrowings. The Euro interest rate swap agreements have a notional value of €100.0 ($132.5) and fix the variable portion of the interest rate on these borrowings, on a weighted-average basis, at 5.71% until July 2010. The total interest rate on these borrowings is currently 6.11%, including the 40 basis point credit spread as defined in our revolving credit agreement. For cash flow hedges, the effective portions of the changes in the fair value of the derivative are recorded as a component of Accumulated Other Comprehensive (Loss) Income (“Accumulated OCI”) and recognized in the consolidated statements of operations when the hedged item affects earnings. The ineffective portions of the changes in the fair value of hedges are recognized in earnings. For the quarter ended March 31, 2009, the ineffective portion of the €100.0 interest rate swaps was immaterial. We have a $7.8 liability related to the fair value of these agreements included in Other Long-Term Liabilities as of March 31, 2009 and a $4.8 loss included in Accumulated OCI, net of taxes.

Our revolving credit agreement borrowings of €100.0 ($132.5), the €200.0 Notes and the €300.0 Notes are designated as economic hedges of our net investment in our foreign subsidiaries with a Euro functional currency. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of Accumulated OCI, net of taxes. As of March 31, 2009, we have a $42.9 loss included in Accumulated OCI, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a loss of $0.4 associated with our forward contracts in Interest and Other Expenses for the quarter ended March 31, 2009 related to the forward contracts. We had a $7.0 liability related to the forward contracts’ fair value included in Other Long-Term Liabilities as of March 31, 2009.

The fair value measurements of those items recorded in our consolidated balance sheets as of March 31, 2009 are as follows:
		Fair Value Measurements Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.2	$0.2	$-	$-
	$0.2	$0.2	$-	$-
Liabilities
Interest rate swaps	$7.8	$-	$7.8	$-
Forward contracts	7.0	-	7.0	-
	$14.8	$-	$14.8	$-

The carrying value of Long-Term Debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes was $544.3 and $654.7 as of March 31, 2009 and December 31, 2008, respectively, compared to a carrying value of $660.7 and $696.6, respectively.

(12) Contingencies

In November 2004, French authorities commenced an investigation at our French headquarters. According to the search warrant, the investigation stemmed from a complaint submitted during 2003 to the European Commission and subsequently transferred to France’s Direction Generale de la Concurrence, de la Consommation et de la Repression des Fraudes (“DGCCRF”), a body of the French Finance Minister that investigates frauds and competition violations. This investigation led the DGCCRF to transmit the results of its inquiry to the French Competition Council. After considering all of the input that was provided, the Competition Council rendered its decision in the matter in February 2009 and levied a fine of €42.0 ($55.9) based on the Competition Council’s determination of the damage to the economy attributable to the alleged misconduct, with adjustment for aggravating or mitigating factors. We paid this fine in April 2009 and have appealed the Competition Council’s decision.

(13) Segment Data

During the first quarter of 2009, our segment reporting was realigned due to a change in our management structure. Other Americas and Asia Pacific, previously reported in Other Operations, are now separate reportable segments. The United States and Other Americas reportable segments are reported as Americas. The Italy and Other EMEA reportable segments are reported as EMEA. All previously reported results have been restated to conform to the current year presentation.

	3 Months Ended March 31,
	2009	2008
Revenues from Services:
Americas:
United States (a)	$373.8	$471.5
Other Americas	219.2	280.7
	593.0	752.2

France	956.9	1,734.0
EMEA:
Italy	220.4	401.2
Other EMEA	1,262.9	1,853.7
	1,483.3	2,254.9
Asia Pacific	425.2	464.1
Right Management	136.0	104.0
Jefferson Wells	52.7	77.4
Consolidated (b)	$3,647.1	$5,386.6

Operating Unit Profit: (c)
Americas:
United States	$(14.5)	$7.2
Other Americas	4.8	8.0
	(9.7)	15.2

France	1.0	54.0
EMEA:
Italy	1.4	29.1
Other EMEA	0.7	47.7
	2.1	76.8
Asia Pacific	12.1	13.3
Right Management	29.1	6.8
Jefferson Wells	(7.5)	(2.6)
	27.1	163.5
Corporate expenses	21.6	31.5
Interest and other expenses	11.9	11.3
(Loss) earnings before income taxes	$(6.4)	$120.7

(a)
In the United States, where a majority of our franchises operate, Revenues from Services included fees received from the related franchise offices of $2.0 and $4.6 for the three months ended March 31, 2009 and 2008, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $94.9 and $212.7 for the three months ended March 31, 2009 and 2008, respectively.

(b)
Our consolidated Revenues from services include fees received from our franchise offices of $5.1 and $7.3 for the three months ended March 31, 2009 and 2008, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $158.9 and $304.0 for the three months ended March 31, 2009 and 2008, respectively.

(c)
We evaluate segment performance based on Operating Unit Profit, which is equal to segment revenues less direct costs and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to Corporate acquisitions, interest and other income and expense amounts or income taxes.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See financial measures on pages 28 and 29 for further information on constant currency and organic constant currency.

Business Overview

Manpower Inc. is a world leader in the employment services industry.  Our global network of approximately 4,200 offices in 82 countries and territories allows us to meet the needs of our clients in all industry segments, whether they are global, multinational or local companies.  By offering a complete range of services, we can help any company – no matter where they are in their business evolution – raise productivity through improved strategy, quality, efficiency and cost reduction across their total workforce.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of U.S. Dollars in annual revenues.  It is also a highly competitive industry, reflecting several trends in the global marketplace, notably increasing demand for skilled people and consolidation among clients in the employment services industry itself.

We manage these trends by leveraging established strengths, including one of the employment services industry’s most recognized and respected brands; geographic diversification; size and service scope; an innovative product mix; and a strong client base.  While staffing is an important aspect of our business, our strategy is focused on providing both the skilled employees that clients need and high-value workforce management, outsourcing and consulting solutions.

Client demand for employment services is dependent on the overall strength of the labor market and secular trends towards greater workforce flexibility within each of the countries in which we operate.  Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services.  During periods of increasing demand, we are able to improve our profitability and operating leverage as our current cost base can support some increase in business without a similar increase in selling and administrative expenses.   During these periods, we generally see an increase in our working capital needs, resulting from an increase in our accounts receivable balance in line with the revenue growth, which may result in a decline in operating cash flows.

Correspondingly, during periods of weak economic growth or economic contraction, the demand for our staffing services typically declines. When demand drops, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not reduce at the same pace as revenues.  In periods of economic contraction, as we are now experiencing, we will have more significant expense deleveraging, as we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our branch network and brands.  We typically see a decrease in our working capital needs during these periods, as collections of accounts receivable from prior billings exceed the amount of accounts receivable generated from new billings as accounts receivable decreased $690.3 million from December 31, 2008 to March 31, 2009.  This decrease in working capital has a favorable impact on operating cash flows.  Operating cash flows are also impacted by earnings, and therefore any reduction in earnings will have an unfavorable impact on operating cash flows.

Our career transition services are counter-cyclical to our staffing services, so they tend to soften the impact of any economic cycles on our overall financial results.

Due to our industry’s sensitivity to economic factors, the inherent difficulty in forecasting the direction and strength of the economy and the short-term nature of staffing assignments, it is difficult to forecast future demand for our services with any reasonable certainty.  As a result, we monitor a number of economic indicators, as well as recent business trends, to predict future revenue trends for each of our reportable segments.   Based upon these anticipated trends, we determine what level of personnel and office investments are necessary to take full advantage of growth opportunities.

Operating Results - Three Months Ended March 31, 2009 and 2008

Given the current economic environment and the level of revenue declines which we have experienced in our staffing markets, we have initiated a number of cost reduction measures to try to minimize the impact on our overall profitability.  We have reviewed our direct costs and selling and administrative expenses and have reduced our full-time equivalent employees by 4,500, or 13% of our employee base, subsequent to September 2008, and closed 350 branches (8% of our branches), subsequent to September 2008.  This includes the transition of some Jefferson Wells professionals to project-based roles, where they are only compensated if utilized on client engagements as we try to improve our staff utilization in light of the revenue declines within this business.

In reviewing our various cost control measures, we continue to balance the value of preserving our branch network and investing in our strategic initiatives against the desire to reduce costs and maintain profitability.  We are focused on making the appropriate cost reductions, while trying to position the Company to take advantage of any future economic recovery.  We believe that maintaining our brand presence in key markets is critical to our ability to rebound quickly when the economic conditions improve.  However, if the economic downturn continues for an extended period of time, or becomes more severe, we may decide to undertake further cost reductions.  These further cost reductions would primarily consist of additional employee reductions and branch closures.

In addition, the effects of the economic downturn have impacted the demand for our services over the past several quarters.  Based upon historical experience, we would expect our businesses to return to growth when the underlying economies improve and eventually to exceed previous revenue levels.  The strength of this growth will be dependent on the level of economic growth.  Given the uncertainties of predicting economic trends, however, it is not possible to predict when we will return to prior revenue and earnings levels.

The following table presents selected consolidated financial data for the three months ended March 31, 2009 as compared to 2008.

(in millions except per share data)	2009	2008	Variance		Constant Currency Variance
Revenues from services	$3,647.1	$5,386.6	(32.3	) %	(21.8	) %

Cost of services	2,977.3	4,418.9	(32.6)		(22.0)
Gross profit	669.8	967.7	(30.8)		(20.6)
Gross profit margin	18.4%	18.0%

Selling and administrative expenses	664.3	835.7	(20.5)		(9.3)
Operating profit	5.5	132.0	(95.8)		(92.7)
Operating profit margin	0.2%	2.5%

Interest and other expenses	11.9	11.3	4.6
(Loss) Earnings before income taxes	(6.4)	120.7	N/A

Provision for income taxes	(8.7)	45.2	N/A
Effective income tax rate	136.9%	37.4%
Net earnings	$2.3	$75.5	(96.9	) %	(97.1	) %
Net earnings per share – diluted	$0.03	$0.94	(96.8	) %	(96.8	) %
Weighted average shares – diluted	78.3	80.3	(2.5	) %

The year-over-year decrease in Revenues was primarily attributed to:

o
decreased demand for services in most of our markets, including the Americas, France, EMEA, Asia Pacific and Jefferson Wells, where revenues decreased 14.9%, 36.6%, 18.3%, 7.0% and 31.9%, respectively, on a constant currency basis, offset by increased demand for Right Management’s services where revenues increased 43.4%; and

o	a 10.5% decrease due to the impact of currency exchange rates due to the strengthening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets.

In the U.S. and France, we have seen the same consistent year-over-year declines in business volumes during the latter part of the first quarter and early part of the second quarter.  This trend, however, was not evident in our other staffing markets.  If the current unfavorable economic environment continues, we may continue to experience a significant decline in business volumes in all of our staffing segments, and an increase in business volumes in Right Management.  Since the demand for our services depends heavily on the economy and the labor markets in the various countries where we operate and it is difficult for us to predict the duration of these current trends, it is difficult for us to predict our near-term revenue levels and profitability.

The year-over-year increase in Gross Profit Margin was primarily attributed to:

o	a 43 basis point (-0.43%) decline in the gross profit margin due to the 40.4% constant-currency decline in our permanent recruitment business;

o
a 10 basis point (-0.10%) decline from our temporary recruitment business due to pricing pressures in some of our markets because of the current economic environment offset by a favorable impact from changes in the mix of our staffing business, as France, and other countries with relatively lower gross profit margins, reported larger declines in business than countries with relatively higher gross profit margins; and

o	a 79 basis point (+0.79%) increase from our specialty business, primarily due to the growth of Right Management, where the gross profit margin is generally higher than the Company average.

o	a 20 basis point (+0.20%) favorable impact on gross profit margin from acquisitions.

The 20.5% decrease in Selling and Administrative Expenses for the current quarter, or 9.3% decrease in constant currency, was attributed to:

o	our focus on reducing expenses and rebalancing our cost structure in response to the lower business volumes;

o
$4.3 million gain in Japan related to the termination of a defined benefit plan, reversal of $3.9 million related to the French competition investigation and a $4.9 million reversal of an acquisition earn-out provision that we determined was no longer necessary;

o	offset by $6.9 million of reorganization charges for severances and other office closure costs recorded in the first quarter of 2009.

Selling and Administrative Expenses as a percent of revenue increased 2.7% (+270 basis points) in the first quarter of 2009 compared to 2008.  This change consists of:

o
a 252 basis point  (+2.52%)  increase due primarily to the deleveraging of expenses, as we can only decrease expenses to a certain level without negatively impacting the long-term potential of our branch network and brands; and

o	an 18 basis point (+0.18%) impact due to the global reorganization charges recorded in the first quarter of 2009.

Interest and Other Expense was $11.9 million for the first quarter of 2009 compared to $11.3 million for the same period in 2008.  Net Interest Expense decreased $1.8 million in the first quarter to $8.7 million due primarily to our Euro-denominated interest expense being translated into U.S. Dollars at a lower rate in 2009 compared to 2008.  Translation losses in the first quarter of 2009 were $0.5 million compared to gains of $1.9 million in the first quarter of 2008.  Miscellaneous Expenses, net, which consists of other non-operating income and expenses, were $2.7 million in both the first quarter of 2009 and 2008.

We recorded an income tax benefit, at an effective rate of 136.9% for the three months ended March 31, 2009, as compared to an income tax expense, at an effective rate of 37.4% for the three months ended March 31, 2008. The 2009 rate is higher due to the impact of a change in the overall mix of earnings, primarily a decrease to non-U.S. income, and valuation allowances related to losses in certain non-U.S. entities, offset by the favorable impact of a valuation allowance reversal related to a European entity for prior net operating losses that will now be utilized. Excluding the reversal of the valuation allowance, which was a discrete item in the quarter, our effective tax rate for the three months ended March 31, 2009 was 44.4%. This 44.4% rate is different than the U.S. Federal statutory rate of 35% due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances and other permanent items. This 44.4% rate is higher than the annual effective tax rate of 36.6% for 2008 due primarily to the impact of the differences in the mix of U.S. and non-U.S. earnings and the relative amounts of valuation allowance recorded during each period. There were no discrete items for the first quarter of 2008.

Net Earnings Per Share – Diluted decreased 96.8% to $0.03 in the first quarter of 2009 compared to $0.94 in the first quarter of 2008.  This decrease includes a $4.6 million expense, net of tax, or $0.06 per diluted share due to the reorganization charges recorded in the first quarter of 2009. Exchange rates did not have an impact on Net Earnings Per Share – Diluted.  Weighted Average Shares – Diluted were 78.3 million in the first quarter of 2009, a decline of 2.5% from the first quarter of 2009.  This decline is primarily a result of share repurchases in the first half of 2008 and an increase in the total anti-dilutive shares excluded from the calculation in 2009 compared to 2008.

Segment Operating Results

During the first quarter of 2009, our segment reporting was realigned due to a change in our management structure. Other Americas and Asia Pacific, previously reported in Other Operations, are now separate reportable segments. The United States and Other Americas reportable segments are reported as Americas. The Italy and Other EMEA reportable segments are reported as EMEA segment. All previously reported results have been restated to conform to the current year presentation.

Americas

In the Americas, Revenues decreased 21.2% (-14.9% in constant currency) for the first quarter of 2009 compared to 2008.   In the United States (which represents 63.0% of the America’s revenues), Revenues declined 20.7%, or 28.1% excluding acquisitions.  Revenues in Other Americas declined 21.9%, or 5.2% in constant currency.  These revenue declines are primarily due to a decrease in our staffing volumes, both in our core temporary recruitment business, particularly in the light industrial and the professional sectors.  Permanent Recruitment Revenues also declined 40.1% in the Americas with a decline of 40.4% in the United States.  These overall revenue declines show a continuing softening of the market from the declines experienced in the fourth quarter of 2008 where Revenues for the Americas decreased 2.9% in constant currency.  The United States market has seen the same consistent year-over-year declines in business volumes during the end of the first quarter and the early part of the second quarter.

Gross Profit Margin decreased during the first quarter of 2009 compared to the first quarter of 2008 due to a decrease in temporary staffing margins, which was caused primarily by the pricing pressures on our staffing business, and the decline in our permanent recruitment business.  Acquisitions caused a slight increase in Gross Profit Margin during the first quarter of 2009.

Selling and Administrative Expenses decreased during the first quarter of 2009 compared to 2008, due primarily to continued cost control efforts in response to the slowing revenue levels, despite the impact of acquisitions.  Included in Selling and Administrative Expenses in the first quarter of 2009 was $0.8 million of reorganization costs, primarily related to severances.  Selling and Administrative Expenses as a percent of revenues increased in the first quarter of 2009 compared to 2008, as we avoided expense reductions that would have a negative impact on the long-term potential of our branch network and brands.

Operating Unit Profit (“OUP”) Margin in the Americas was -1.6% and 2.0% for the first quarter of 2009 and 2008, respectively.  This decline is primarily due to the decline in the United States, where OUP Margin was -3.9% in the first quarter of 2009 compared to 1.5% in 2008.  Other Americas OUP Margin was 2.2% in the first quarter of 2009 compared to 2.9% in the first quarter of 2008.  The decreases are due to the deleveraging effect of the revenue decline as revenues have declined more than expenses.  Acquisitions had a minimal impact on OUP Margin for the first quarter of 2009.

France

In France, revenues decreased 44.8%, or 36.6% in constant currency during the first quarter of 2009 compared to 2008.  This constant currency decline is a significant decline from that experienced during the fourth quarter 2008 due to a decline in the demand for our services as a result of further softening in the manufacturing and construction industry, which is a large portion of our staffing business in France.  Permanent recruitment revenues declined 31.6% in constant currency in the first quarter of 2009 compared to 2008, which represents the first time we have not seen year-over-year growth in this business.  The French market has also seen the same consistent year-over-year declines at the end of the first quarter and early in the second quarter, but at levels that represent a 39.0% decline from 2008.

Gross Profit Margin increased in the first quarter of 2009 compared to the first quarter of 2008 due primarily to a decrease in profit sharing resulting from the lower profit levels.

Selling and Administrative Expenses decreased during the first quarter of 2009 compared to 2008 due to cost reduction efforts in response to the slowing demand for services, and the reversal of a $3.9 million (€3.0 million) legal reserve related to the French competition investigation.  Included in Selling and Administrative Expenses was $0.7 million of reorganization charges related to office closures.  Selling and Administrative Expenses as a percentage of revenue increased in the first quarter of 2009 as compared to 2008 as we avoided expense reductions that would have a negative impact on the long-term potential of our branch network.

During the first quarter of 2009 and 2008 OUP Margin in France was 0.1% and 3.1%, respectively.  This decrease is attributable to the expense deleveraging resulting from the significant decline in revenues.

EMEA

In EMEA, which includes operations throughout Europe (excluding France), the Middle East and Africa, revenues decreased 34.2% (-18.3% in constant currency) in the first quarter of 2009 compared to the first quarter of 2008.  Revenues in Other EMEA decreased 31.9%, or 14.3% in constant currency, while Italy had revenue declines of 45.1%, or 36.9% in constant currency.  Excluding the impact of the acquisition of Vitae in the second quarter of 2008, revenues declined 19.8% for EMEA, and 16.2% for Other EMEA, in constant currency.  Organic constant currency revenue declines were experienced in all major markets other than Elan, which reported 1% revenue growth in the quarter.  Permanent recruitment revenues decreased 38.0% in constant currency during the quarter, a further decline from the 6.7% constant currency decline experienced in the fourth quarter of 2008, due to continuing declining trends in most of our markets.

Gross Profit Margin decreased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to the decline in the permanent recruitment business and the increase in pricing pressures in many of our markets.  The acquisition of Vitae had a 40 basis points (+0.40%) favorable impact on Gross Profit margin in the first quarter of 2009 for EMEA and a 50 basis points (+0.50%) favorable impact for Other EMEA.

Selling and Administrative Expenses decreased during the first quarter of 2009 compared to the first quarter of 2008 due to cost reduction efforts in response to the slowing revenue levels and a $4.9 million (€3.8 million) reversal of an acquisition earn-out provision that was originally charged through earnings that we determined was no longer necessary.  Included in Selling and Administrative Expenses in 2009 is $0.4 million in Other EMEA and $2.7 million in Italy of reorganization costs primarily related to severances and office closures.  Expenses as a percent of revenues increased in the quarter compared to the first quarter of 2009 due to the expense deleveraging across the region, as revenues declined more than expenses.

OUP Margin for EMEA was 0.1% and 3.4% for the first quarter of 2009 and 2008, respectively.  The decline was seen across the region, as OUP Margin for Other EMEA was 0.1% in 2009 compared to 2.6% in 2008, and was 0.6% compared to 7.2% for Italy.  The declines in OUP Margin are due to expense deleveraging as revenues declined more than expenses.  The acquisition of Vitae had a 40 basis point (+0.40%) and a 50 basis point (+0.50%) impact, respectively, on EMEA and Other EMEA OUP.

Asia Pacific

Revenues for Asia Pacific decreased 8.3%, or 7.0% in constant currency, during the first quarter of 2009 compared to 2008, a decline from the 3.8% growth, 1.4% in constant currency, experienced in the fourth quarter of 2008.  Revenue decreases for the first quarter were experienced in most major markets including Japan and Australia.  In Japan, where revenue declined 4.1% in constant currency, we have been able to maintain our revenue, and gain market share, by helping our key clients manage their flexibility.  In Australia, revenue has declined 17.7% mainly due to the loss of our Australian Defense Force customer at the end of January 2009.  Permanent recruitment revenues have decreased 49.7% in Asia Pacific, a decrease of 39.2% excluding the loss of this customer in Australia.

Gross Profit Margin decreased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to the decrease in the permanent recruitment business and an increase in social security rates in Japan.

Selling and Administrative Expenses decreased in the first quarter of 2009 compared to 2008 primarily due to the continued cost reduction efforts in response to the slowing revenue levels and a $4.3 million (¥392.4 million) gain in Japan related to the termination of a defined benefit pension plan.  Included in Selling and Administrative Expenses is $0.4 million of reorganization charges primarily related to severances and office closures.  Expenses as a percent of revenues decreased in the first quarter of 2009 compared to 2008, as we were able to reduce operating expenses to compensate for the decline in revenues.

OUP Margin for Asia Pacific was 2.8% in the first quarter of 2009 compared to 2.9% in the first quarter of 2008, as the decrease in gross profit margin exceeded the decrease in expenses.

Right Management

Revenues for Right Management in the first quarter of 2009 increased 30.7%, or 43.4% on a constant currency basis, compared to the first quarter of 2008.  This increase in constant currency is the result of an increase in demand in the outplacement business which is a counter-cyclical business where revenues increase in an economic slowdown as we are currently experiencing.  This increase is offset somewhat by a decrease in the organizational consulting business.  This growth rate in the first quarter of 2009 is a further improvement from the 19.6% increase experienced in the fourth quarter of 2008, as we have seen a significant increase in demand for our outplacement services given the depth of the current economic slowdown.  Demand for these services strengthened throughout the quarter, with continued strength expected during the second quarter.

Gross Profit Margin increased in the first quarter of 2009 compared to the first quarter of 2008 as we effectively managed our variable direct costs given the significant increase in revenues.

Selling and Administrative Costs increased in the first quarter of 2009 compared to the first quarter of 2008 to support the increased levels of business activity.  However, as a percentage of revenue, expenses decreased in the first quarter of 2009 compared to 2008, as we focused on leveraging our expense base in the quarter to service the increased demand without a proportionate increase in expenses.

OUP Margin for Right Management was 21.4% in the first quarter of 2009 compared to 6.5% in the first quarter of 2008 due to the increase in Gross Profit Margin and the better leveraging of Selling and Administrative Expenses.

Jefferson Wells

Revenues for Jefferson Wells in the first quarter of 2009 declined 31.9%, a further decline from the 21.8% experienced in the fourth quarter of 2008, as we saw continued declines in discretionary spending by our clients because of the current economic environment.

The Gross Profit Margin in the first quarter of 2009 declined compared to the first quarter of 2008 due to lower utilization of our professional staff and lower bill rates in the quarter.  In the fourth quarter of 2008, we transitioned a number of employees into project-based roles to reduce our fixed direct costs and improve our utilization of professional staff.  However, due to the continued decline in revenues, our staff utilization remains under pressure, negatively impacting our overall profitability.  We continue to analyze the mix of fixed and project-based professional staff and are making adjustments as we consider necessary to react to the anticipated revenue levels.

Selling and Administrative expenses decreased during the first quarter of 2009 due to a reorganization that occurred in the fourth quarter of 2008 to realign the business in response to the lower revenue levels.  In response to the further revenue decline in the first quarter of 2009, we recorded an additional reorganization charge of $0.9 million primarily attributed to severances.  As a percent of revenues, expenses have increased in the first quarter 2009 compared to 2008, as we could not decrease expenses to the extent of the revenue decline.

OUP Margin for Jefferson Wells decreased in the first quarter of 2009 to -14.2% in the first quarter of 2009 compared to -3.3% the first quarter of 2008 due to the decline in the gross profit margin and the deleveraging of expenses.

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

A reconciliation to the percent variances calculated based on our financial results is provided below:

	Three Months Ended March 31, 2009 Compared to 2008
	Reported Amount (a)	Reported Variance		Impact of Currency	Variance in Constant Currency		Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
Americas:
United States	$373.8	(20.7	) %	-%	(20.7	) %	7.4%	(28.1	) %
Other Americas	219.2	(21.9)		(16.7)	(5.2)		-	(5.2)
	593.0	(21.2)		(6.3)	(14.9)		4.7	(19.6)

France	956.9	(44.8)		(8.2)	(36.6)		-	(36.6)
EMEA:
Italy	220.4	(45.1)		(8.2)	(36.9)		-	(36.9)
Other EMEA	1,262.9	(31.9)		(17.6)	(14.3)		1.9	(16.2)
	1,483.3	(34.2)		(15.9)	(18.3)		1.5	(19.8)

Asia Pacific	425.2	(8.3)		(1.3)	(7.0)		-	(7.0)
Right Management	136.0	30.7		(12.7)	43.4		-	43.4
Jefferson Wells	52.7	(31.9)		-	(31.9)		2.1	(34.0)

Manpower Inc.	$3,647.1	(32.3)		(10.5)	(21.8)		1.3	(23.1)

Gross Profit	$669.8	(30.8)		(10.2)	(20.6)		2.2	(22.8)
Selling and Administrative Expenses	$664.3	(20.5)		(11.2)	(9.3)		1.9	(11.2)
Operating Profit	$5.5	(95.8)		(3.1)	(92.7)		3.4	(96.1)

(a)  In millions for the three months ended March 31, 2009.

Liquidity and Capital Resources

The declining revenue levels that we have experienced over the last two quarters have resulted in lower accounts receivable balances and a decline in net working capital.  This decline in working capital has resulted in a significant increase in cash flows from operations in both the fourth quarter of 2008 and the first quarter of 2009.  We have seen a significant increase in our cash and cash equivalents, to $1.0 billion as of March 31, 2009, resulting in a net positive cash position at the end of the quarter.  However, the favorable impact on our operating cash flows would not be sustainable in the event that the current economic downturn continued for an extended number of years.

Cash provided by operating activities was $249.8 million in the first quarter of 2009 compared to $105.8 million for the first quarter of 2008.  This increase is primarily attributable to the change in working capital, which was $211.7 million in the first quarter of 2009 compared to $(8.4) million in 2008.

Accounts receivable decreased to $2,939.4 million as of March 31, 2009 from $3,629.7 million as of December 31, 2008.  This decrease is due primarily to changes in foreign currency exchange rates, decreased business volumes, and a lower DSO (Days Sales Outstanding).  At constant exchange rates, the March 31, 2009 balance would have been approximately $118.1 million higher than reported.  As business volumes decline, we receive payment on accounts receivable at a faster rate than we add new accounts receivable.  We typically see this impact in the seasonally smaller first quarter, however the impact is higher this year due to the overall decline in business volumes.  In addition, our DSO for the quarter improved by two days compared to the fourth quarter of 2008 (four days compared to the prior year).  This improvement results from a law change in France as well as DSO reductions in a number of countries, as we have increased focus on accounts receivable in the current economic environment.  The French law change was effective January 1, 2009 and requires all invoices in France to be paid within 60 days.  At March 31, 2009, this had a two day favorable impact on our overall DSO compared to the prior year.  We expect to see an incremental favorable impact from this law change over the next couple of quarters, however to a lesser extent than the benefit we saw in the first quarter.

In addition to the cyclical factors favorably impacting our cash flow, and the law change in France, we are also transitioning our temporary staff in France from a weekly payroll to a monthly payroll.  We expect that this change will have a favorable impact on our working capital needs as the transitioning of the temporary staff payroll is implemented. While we realized a portion of this benefit in the first quarter of 2009, we expect an additional benefit in the second and third quarters.

Our cash flow in the second quarter of 2009 will be unfavorably impacted by the €42.0 million ($55.9 million) competition case fine in France, which was paid in April.

Capital expenditures were $8.9 million in the first quarter of 2009 compared to $23.8 million in the first quarter of 2008.  These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.  The significant decrease in this amount reflects the decrease in office openings and refurbishments given the current economic environment.

From time to time, we acquire and invest in companies throughout the world, including franchises.  The total cash consideration for acquisitions in the first quarter of 2009 was $10.6 million compared to $0.8 million in the first quarter of 2008.

Repayments of debt were $55.5 million in the first quarter of 2009 compared to borrowings of $10.9 million in the first quarter of 2008.

Cash used to fund our operations is primarily generated through operating activities and our existing credit facilities.  We believe that our available cash and our existing credit facilities are sufficient to cover our future cash needs for at least the next couple of years.  We assess and monitor our liquidity and capital resources globally.  We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities.

Our €300.0 million notes are due June 2012, our $625.0 million revolving credit agreement expires in November 2012, and our €200.0 million notes are due June 2013.  When these facilities mature, we plan to repay these amounts with available cash or refinance them with new long-term facilities.  In the event that the economy continues to decline for an extended period of time, we may be unable to repay these amounts with available cash and, as such, may need to replace these borrowings with new long-term facilities.  The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time.  We currently do not anticipate any problems accessing the credit markets should we need to replace our facilities.

As of March 31, 2009 we had borrowings of $157.5 million and letters of credit of $6.2 million outstanding under our $625.0 million revolving credit agreement.  Additional borrowings of $461.3 million were available to us under the credit agreement as of March 31, 2009.

Our $625.0 million revolving credit agreement requires, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1.  As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.30 to 1 and a fixed charge ratio of 3.00 to 1 as of March 31, 2009.  Depending upon the future economic conditions and our revenue trends, we may not be able to maintain compliance with one or both of these financial covenants in the latter part of 2009.  If this were to occur, we would work with our lenders to secure a waiver or amend our revolving credit agreement.  Any amendment or waiver would result in additional bank fees, as well as an increase in the cost of any future borrowings and more restrictive terms.  We are currently able to repay our outstanding borrowings with available cash.

We have an interest rate swap agreement to fix the variable interest cost on our Euro borrowings under our revolving credit agreement.  The Euro interest rate swap agreements have a notional value of €100.0 million ($132.5 million) and fix the variable portion of the interest rate on these borrowings, on a weighted-average basis, at 5.71% until July 2010.  The total interest rate on these borrowings is currently 6.11%, including the 40 basis point credit spread as defined in our revolving credit agreement.

There were no borrowings outstanding under our Receivables Facility as of March 31, 2009.  The Receivables Facility has covenants that are similar to those under the credit agreement and expires in July.  We are currently assessing whether we will renew this facility, based on the availability of such a facility as well as the associated fees and borrowing costs.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations.  As of March 31, 2009, such credit lines totaled $362.4 million, of which $328.8 million was unused.  Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $264.9 million could currently be made under these lines.  Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

Our credit rating from Moody’s Investors Services is Baa2 with a negative outlook.  This reflects a change in outlook from stable to negative in the first quarter of 2009.  The rating agencies use a proprietary methodology in determining their ratings and outlook which includes, among other things, financial ratios based upon debt levels and earnings performance.  Due to the Company’s weakening financial results, Moody’s Investors Service determined that a change in outlook was warranted.  We do not expect this change in outlook to impact our ability to obtain additional financing.  Our credit rating from Standard and Poor’s is BBB- with a negative outlook.  Both of these credit ratings are investment grade.

Under our Revolving Credit Agreement, we have a ratings-based pricing grid which determines the facility fee and the credit spread that we add to the applicable interbank borrowing rate on all borrowings.  At our current credit ratings, the facility fee is 10 bps, and the credit spread is 40 bps.  If we are downgraded one level from the current ratings by either or both rating agencies, the facility fee will increase to 12.5 bps and the credit spread will increase to 50 bps.  A downgrade of two levels by either or both rating agencies will increase the facility fee to 20 bps and the credit spread to 55 bps.

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million.  Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities.  Under the 2007 authorization, we have repurchased 2.2 million and 1.7 million shares of common stock during 2008 and 2007, respectively, at a total cost of $112.2 million and $105.7 million during 2008 and 2007, respectively.  There were 1.1 million shares, at a cost of up to $182.1 million, remaining authorized for repurchase under this authorization as of March 31, 2009.

On April 28, 2009, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on June 15, 2009 to shareholders of record on June 3, 2009.

We have aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,830.1 million as of March 31, 2009 compared to $1,998.4 million as of December 31, 2008.

In the first quarter of 2009 and fourth quarter of 2008, we recorded reorganization charges of $44.1 million ($6.9 million in 2009 and $37.2 million in 2008), primarily related to severances and office closures and consolidations in several countries.  As of March 31, 2009, $2.3 million and $19.3 million have been paid out of the reserves recorded in 2009 and 2008, respectively, of which $13.2 million was paid during the three months ended March 31, 2009. We expect a majority of the remaining $22.5 million will be paid in 2009.  For reorganization charges recorded prior to 2008, there is $1.8 million remaining to be paid which we expect will be paid in 2009.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $153.4 million and $158.0 million as of March 31, 2009 and December 31, 2008, respectively, consisting of $103.0 million and $107.6 million for guarantees, respectively, and $50.4 million for stand-by letters of credit as of March 31, 2009 and December 31, 2008.  Guarantees primarily relate to bank accounts, operating leases and indebtedness.  The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness.  If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash.  Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements.  Therefore, they have been excluded from our aggregate commitments.  The cost of these letters of credit and guarantees was $0.2 million in the first quarter of 2009.  Given the current economic environment, the cost of these letters of credit and guarantees could increase for the remainder of 2009.

Application of Critical Accounting Policies

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we perform an annual impairment test of goodwill and indefinite-lived intangible assets at our reporting unit level during the third quarter or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

Due to the unfavorable impact of the credit crisis and the current economic environment, in the fourth quarter of 2008, we experienced significant volatility in our stock price as well as an 18.5% reduction of consolidated revenues (10% in constant currency). Our stock price decreased 21% to $33.99 as of December 31, 2008 as compared to $43.16 as of September 30, 2008. As of December 31, 2008, our market capitalization was approximately $2.7 billion as compared to a consolidated book value of approximately $2.5 billion.

As a result, we considered the near-term effects of the foregoing events, including but not limited to, the ongoing credit crisis, the current economic environment, the decline in our stock price and significantly lower near-term revenues from services in most of our businesses. However, we believe that sharp rises and declines in demand for our services or stock price are not necessarily indicative of a decline in the long-term value of our businesses based on our prior experiences during previous economic downturns. For this reason, we believe the long-term economic outlook of our reporting units was not materially different at December 31, 2008 than was assumed in the annual impairment test we performed during the third quarter of 2008, with the exception of our Right Management and Jefferson Wells reporting units.

Consequently, we performed the step one analysis to determine the fair value of these two respective reporting units at December 31, 2008. To determine their fair value, we used a combination of the income approach (weighted 75%) and market approach (weighted 25%). Significant assumptions used in our analysis include: expected future revenue growth rates, operating unit profit margins, and working capital levels; a discount rate of 10.4% for Right Management and 12.7% for Jefferson Wells; and a terminal value multiple. The expected future revenue growth rates were determined with consideration of our historical revenue growth rates, our assessment of future market potential, our expectations of future business performance and an assumed modest economic recovery beginning in 2010. The growth rates we used for Right Management ranged from 4.0% to 7.1% over a ten-year period, compared to historical growth rates of (5.4)% to 9.7% for the years 2004 (year of acquisition) through 2008. The growth rates we used for Jefferson Wells ranged from (2.3)% to 10.0% over the ten-year period, compared to historical rates of (12.4)% to 149.6% for the years 2002 (year of acquisition) through 2008. The expected cash flows used in our analysis could decrease by more than 15% before we would have a potential goodwill impairment for either of these reporting units as of December 31, 2008.

We followed a consistent approach in determining the assumptions used in calculating the fair value of our other reporting units during our annual impairment testing in the third quarter of 2008.  Based on our testing, we believe that the fair value of our other reporting units were sufficiently more than their carrying values.

During the first quarter of 2009, we again reviewed the current circumstances and events to determine if the fair value of our reporting units was below their carrying value. While our consolidated revenues declined 32.3% (21.8% in constant currency) during the first quarter of 2009 as compared to the comparable period in 2008 and our stock price remained volatile during this period (a decline of 7% to $31.53 as of March 31, 2009), our book value per share was $30.61 as of March 31, 2009 and our stock price has subsequently risen significantly. We believe that while we may see continued volatility in the near-term, our stock price and the long-term economic outlook of the global economies will rebound. Therefore, we do not believe that the fair value of our reporting units was below their carrying value at March 31, 2009.

If we continue to experience volatile stock prices, a further erosion of actual and projected revenues or other unfavorable economic impacts, we may have a material impairment charge related to our goodwill or other indefinite-lived intangible assets in the near term. We will monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

Legal Regulations

In November 2004, French authorities commenced an investigation at our French headquarters.  According to the search warrant, the investigation stemmed from a complaint submitted during 2003 to the European Commission and subsequently transferred to France’s Direction Generale de la Concurrence, de la Consommation et de la Repression des Fraudes (“DGCCRF”), a body of the French Finance Minister that investigates frauds and competition violations.  This investigation led the DGCCRF to transmit the results of its inquiry to the French Competition Council.  After considering all of the input that was provided, the Competition Council rendered its decision in the matter in February 2009 and levied a fine of €42.0 million ($55.9 million) based on the Competition Council’s determination of the damage to the economy attributable to the alleged misconduct, with adjustment for aggravating or mitigating factors.  We paid this fine in April 2009 and have appealed the Competition Council’s decision.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2008 Annual Report on Form 10-K contains certain disclosures about market risks affecting us.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1- 31, 2009	-	$-	-	1,026,490
February 1 - 28, 2009	58,164(1)	-	-	1,026,490
March 1 - 31, 2009	224(2)	-	-	1,026,490(3)

(1) Shares of common stock withheld by Manpower to satisfy tax withholding obligations on shares acquired by certain officers in settlement of performance share units.
(2) Shares of restricted stock delivered by a director to Manpower, upon vesting, to satisfy tax withholding requirements.
(3) Not to exceed a total purchase price of $182.1 million.

Item 4 – Submission of Matters to a Vote of Security Holders

On April 28, 2009, at our Annual Meeting of Shareholders (the “Annual Meeting”) our shareholders voted on proposals to: (1) elect four directors to serve until 2012 as Class I directors; (2) ratify the appointment of Roberto Mendoza to serve until 2011 as a Class III director; (3) ratify the appointment of Deloitte & Touche LLP as our independent auditors for 2009; and (4) approve an amendment to the 2003 Equity Incentive Plan of Manpower Inc. In addition, Gina R. Boswell, Jack M. Greenberg and Terry A. Hueneke continued as Class II directors (term expiring 2010). J. Thomas Bouchard, Cari M. Dominguez and Edward J. Zore continued as Class III directors (term expiring 2011). The results of the proposals voted upon at the Annual Meeting are as follows:

					Broker
	For	Against	Withheld	Abstain	Non-Vote
1. a) Election of Jeffrey A. Joerres	70,777,554	-	769,039	-	-

b) Election of John R. Walter	69,437,018	-	2,109,575	-	-

c) Election of Marc J. Bolland	70,431,299	-	1,115,294	-	-

d) Election of Ulice Payne, Jr.	71,147,032	-	399,561	-	-

2. Ratify the appointment of Roberto Mendoza to serve until 2011 as a Class III director	71,131,460	385,661	-	29,472	-
3. Ratify the appointment of Deloitte & Touche LLP as our independent auditors for 2009	71,013,865	512,271	-	20,457	-
4. Approve an amendment to the 2003 Equity Incentive Plan of Manpower Inc.	59,918,203	7,490,496	-	74,790	-

The shareholder proposal regarding implementation of the MacBride Principles in Northern Ireland was not properly presented at the Annual Meeting because neither the proponents nor their representative appeared at the Annual Meeting to present the proposal as required by Rule 14a-8 of the Securities Exchange Act of 1934. The proposal received a vote of 6,340,558 shares for, 48,877,964 shares against, 12,264,966 abstentions and no broker non-votes.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2009:

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

(e)	advice regarding tax issues relating to our internal reorganizations;

(f)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters;

(g)	reviews of our quarterly financial statements;

(h)	consultation regarding current, proposed and newly adopted accounting pronouncements; and

(i)	audit of a foreign employee pension plan.

Item 6 – Exhibits

10.1	Form of Restricted Unit Agreement.

10.2	Form of Career Share Unit Agreement.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: May 11, 2009

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Agreement.
10.2	Form of Career Share Unit Agreement.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Office, pursuant to 18 U.S.C. ss. 1350.
32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.