Form 10-Q
period 2009-06-30
MANPOWER INC /WI/
filed 2009-07-31
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
June 30, 2009
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares Outstanding
Class	at July 28, 2009
Common Stock, $.01 par value	78,383,505

MANPOWER INC. AND SUBSIDIARIES

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-17
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-35
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	Controls and Procedures	36

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4	Submission of Matters to a Vote of Security Holders	37
Item 5	Other Information	38
Item 6	Exhibits	39

SIGNATURES		40

EXHIBIT INDEX		41

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	June 30,	December 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$1,107.3	$874.0
Accounts receivable, less allowance for doubtful accounts of $125.9 and $118.5, respectively	2,944.9	3,629.7
Prepaid expenses and other assets	166.4	119.9
Future income tax benefits	59.2	66.5
Total current assets	4,277.8	4,690.1

OTHER ASSETS:
Goodwill	1,011.4	972.9
Intangible assets, less accumulated amortization of $89.2 and $78.4, respectively	408.5	415.2
Other assets	349.0	326.6
Total other assets	1,768.9	1,714.7

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	728.4	744.0
Less: accumulated depreciation and amortization	533.2	530.6
Net property and equipment	195.2	213.4
Total assets	$6,241.9	$6,618.2

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2009	2008
CURRENT LIABILITIES:
Accounts payable	$999.2	$903.2
Employee compensation payable	175.5	213.2
Accrued liabilities	451.2	577.9
Accrued payroll taxes and insurance	500.2	617.5
Value added taxes payable	350.1	479.2
Short-term borrowings and current maturities of long-term debt	32.0	115.6
Total current liabilities	2,508.2	2,906.6

OTHER LIABILITIES:
Long-term debt	841.8	837.3
Other long-term liabilities	348.4	390.5
Total other liabilities	1,190.2	1,227.8

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 104,208,757 and 103,756,138 shares, respectively	1.0	1.0
Capital in excess of par value	2,525.9	2,514.8
Retained earnings	1,193.8	1,201.2
Accumulated other comprehensive income (loss)	49.2	(8.9)
Treasury stock at cost, 25,856,234 and 25,791,941 shares, respectively	(1,226.4)	(1,224.3)
Total shareholders’ equity	2,543.5	2,483.8
Total liabilities and shareholders’ equity	$6,241.9	$6,618.2

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues from services	$3,796.6	$5,904.9	$7,443.7	$11,291.5

Cost of services	3,101.2	4,751.3	6,078.5	9,170.2
Gross profit	695.4	1,153.6	1,365.2	2,121.3

Selling and administrative expenses	673.3	946.3	1,337.6	1,782.0
Operating profit	22.1	207.3	27.6	339.3

Interest and other expenses	10.8	13.9	22.7	25.2
Earnings before income taxes	11.3	193.4	4.9	314.1

Provision for income taxes	(8.0)	86.0	(16.7)	131.2
Net earnings	$19.3	$107.4	$21.6	$182.9
Net earnings per share – basic	$0.25	$1.36	$0.28	$2.31
Net earnings per share – diluted	$0.25	$1.34	$0.27	$2.27
Weighted average shares – basic	78.3	79.2	78.2	79.3
Weighted average shares – diluted	78.8	80.3	78.6	80.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	6 Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$21.6	$182.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46.9	53.4
Deferred income taxes	(27.5)	8.7
Provision for doubtful accounts	13.7	8.4
Share-based compensation	7.5	14.3
Excess tax benefit on exercise of stock options	(0.1)	(0.1)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	753.3	(75.8)
Other assets	(40.7)	(4.3)
Other liabilities	(395.4)	78.3
Cash provided by operating activities	379.3	265.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16.9)	(51.4)
Acquisitions of businesses, net of cash acquired	(21.7)	(195.5)
Proceeds from the sale of property and equipment	2.1	4.4
Cash used in investing activities	(36.5)	(242.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings of short-term facilities and long-term debt	(85.0)	26.0
Proceeds from share-based awards	5.5	11.1
Excess tax benefit on exercise of stock options	0.1	0.1
Repurchases of common stock	-	(52.7)
Dividends paid	(29.0)	(29.2)
Cash used in financing activities	(108.4)	(44.7)

Effect of exchange rate changes on cash	(1.1)	45.2

Change in cash and cash equivalents	233.3	23.8

Cash and cash equivalents, beginning of year	874.0	537.5
Cash and cash equivalents, end of period	$1,107.3	$561.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$43.7	$47.8
Income taxes paid	$45.9	$170.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
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

Employment-Related Items

In April 2007, we received a letter from the Central Agency For Social Security Organizations in France regarding a modification to the calculation of payroll taxes under certain French social programs aimed at encouraging the employment of low-wage workers. This modification reduced the amount of payroll taxes that we are required to remit retroactive to January 1, 2006. We recorded the benefit of the 2006 modification in 2007. In April 2008, we received additional information from our trade association, which was based on communications with the Central Agency indicating that this modification is also applicable to 2005. We recorded $53.7 ($35.2 after tax, or $0.44 per diluted share) of a net benefit in the second quarter of 2008 related to the 2005 modification, which resulted in an increase to Gross Profit.

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

Due to the on-going unfavorable impact of the credit crisis and the current economic environment, we completed an assessment of impairment indicators during the second quarter of 2009 to determine if the fair value of any of our reporting units was more likely than not below carrying value. We also considered a number of factors, including, among other things, recent operational trends and reorganization plans. We considered the effect of the recent decline in the demand for our services and volatility in our stock price on the fair value of our reporting units. However, based on our previous experiences during economic downturns, we do not currently believe these are necessarily indicative of a significant decline in the long-term value of our businesses and therefore in the fair value of our reporting units.

Our consolidated revenues declined 35.7% (26.6% in constant currency) during the second quarter of 2009 as compared to the second quarter of 2008, with similar declines in most of our reporting units. This decline was in line with our expectations and reflects some stabilization in certain markets, as compared to the 32.3% decline (21.8% in constant currency) we experienced during the first quarter of 2009, with stabilization just beginning in a couple of markets.

Our stock price and our resulting market capitalization increased during the second quarter of 2009. Our stock price was $42.34 as of June 30, 2009 as compared to $31.53 as of March 31, 2009. Our book value per share was $32.46 as of June 30, 2009. We expect that there may continue to be volatility in our stock price due to changes in market conditions and expectations; however, our market capitalization continues to be greater than our book value at our quarter-end.

Our Jefferson Wells reporting unit recorded restructuring costs of $5.9 in the second quarter of 2009 as we anticipated, due to a reorganization of their operating structure to address the current economic conditions. To evaluate the effect of this reorganization, we reviewed Jefferson Wells’ revised forecast and adjusted our discounted projected cash flows accordingly. The fair value of these cash flows continued to exceed the carrying value at June 30, 2009, albeit by a narrower margin.

Based on our assessment, we concluded it was more likely than not that the fair value of our reporting units continued to exceed their carrying value at June 30, 2009 and therefore no interim impairment test was required.

Our annual impairment test will occur in the third quarter of 2009. If we continue to experience volatility in our stock prices and/or a further erosion of actual and projected revenues, we may have a material impairment charge related to one or more of our reporting units, such as Jefferson Wells.

Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through July 31, 2009, which is the date that the financial statements are issued, and noted no events that are subject to recognition or disclosure.

2) New Accounting Standards

In December 2007, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures about plan assets of a defined benefit pension or other postretirement plan. FAS 132(R)-1 will be effective for our 2009 annual disclosures.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted SFAS 165 effective second quarter 2009. See Note 1 for the disclosure.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity and removes the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), to qualifying special purpose entities. SFAS 166 also defines the term participating interest to establish specific conditions for reporting a transfer of apportion of a financial asset as a sale. The Statement also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS 166 will be effective for us in 2010. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the guidance for identifying the primary beneficiary in variable interest entities and requires ongoing assessments for purposes of identifying the primary beneficiary. SFAS 167 will be effective for us in 2010. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

(3) Stock Compensation Plans

We recognized share-based compensation expense of approximately $3.4 and $5.4 for the three months ended June 30, 2009 and 2008, respectively, and $7.5 and $14.3 for the six months ended June 30, 2009 and 2008, respectively. The expense relates to grants of stock options, deferred stock, restricted stock, and performance share units. Cash received from stock option exercises was $7.5 and $11.1 for the six months ended June 30, 2009 and 2008, respectively. We recognize share-based compensation expense related to grants of share-based awards in Selling and Administrative Expenses on a straight-line basis over the service period of each award.

(4) Acquisitions and Reorganization Costs

Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, in the six months ended June 30 was $21.7 and $195.5 for 2009 and 2008, respectively.

Reorganization Costs

In the first two quarters of 2009 and fourth quarter of 2008, we recorded reorganization charges of $57.1 ($19.9 in 2009 and $37.2 in 2008) in Selling and Administrative Expenses, primarily related to severances as well as office closures and consolidations in several countries. As of June 30, 2009, $5.7 and $23.8 have been paid out of the reserves recorded in 2009 and 2008, respectively, of which $21.1 was paid during the three months ended June 30, 2009. We expect a majority of the remaining $27.6 will be paid in 2009. For reorganization charges recorded prior to 2008, there is $1.1 remaining to be paid as of June 30, 2009, which we expect will be paid in 2009.

(5) Income Taxes

We recorded an income tax benefit, at an effective rate of -70.4% for the second quarter of 2009, as compared to an income tax expense, at an effective rate of 44.5% for the second quarter of 2008. The change in the 2009 rate is due to the impact of a discrete tax benefit that reduced the amount of deferred taxes related to the French earnings that will likely be repatriated because of the payment of the fine for the French competition case. Excluding the impact of this discrete item, our effective tax rate for the second quarter of 2009 was 63.8%. This rate is different than the U.S. Federal statutory rate of 35% and our 2008 annual effective tax rate of 36.6% due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances recorded on non-U.S. net operating losses and other permanent items.

We recorded an income tax benefit, at an effective rate of -338.8% for the first half of 2009, as compared to an income tax expense, at an effective rate of 41.8% for the first half of 2008. The change in the 2009 rate is due to the impact of a discrete tax benefit that reduced the amount of deferred taxes related to the French earnings that will likely be repatriated because of the payment of the fine for the French competition case and a valuation allowance reversal related to a European entity for prior net operating losses that will now be utilized. Excluding the impact of these discrete items, our effective tax rate for the first half of 2009 was 53.4%. This rate is different than the U.S. Federal statutory rate of 35% and our 2008 annual effective tax rate of 36.6% due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances recorded on non-U.S. net operating losses and other permanent items.

As of June 30, 2009, we had gross unrecognized tax benefits of $52.6 recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). Our FIN 48 accrual is related to various tax jurisdictions, including $2.0 of interest and penalties, and related tax benefits of $12.8. As of December 31, 2008, we had gross unrecognized tax benefits of $50.9 and related tax benefits of $12.8. The net amount of $39.8 as of June 30, 2009 would favorably affect the effective tax rate if recognized.  While we do not anticipate any significant changes in our unrecognized tax benefits, there are certain statutes of limitation that will be expiring over the next 12 months which may result in a benefit being recognized.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2004 through 2008 for our major operations in the U.S., France, the U.K., and Italy. As of June 30, 2009, we are subject to tax audits in France, the U.K. the U.S. and Australia, and we believe that the resolution of these audits will not have a material impact on earnings.  There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter ended June 30, 2009.

(6) Net Earnings Per Share

The calculation of Net Earnings Per Share – Basic and Net Earnings Per Share – Diluted are as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Earnings Per Share – Basic:
Net earnings available to common shareholders	$19.3	$107.4	$21.6	$182.9
Weighted-average common shares outstanding	78.3	79.2	78.2	79.3
	$0.25	$1.36	$0.28	$2.31
Net Earnings Per Share – Diluted:
Net earnings available to common shareholders	$19.3	$107.4	$21.6	$182.9
Weighted-average common shares outstanding	78.3	79.2	78.2	79.3
Effect of restricted stock grants	0.1	0.2	0.2	0.2
Effect of dilutive securities – stock options	0.4	0.9	0.2	0.9
	78.8	80.3	78.6	80.4
	$0.25	$1.34	$0.27	$2.27

The calculation of Net Earnings Per Share – Diluted does not include certain option grants because the exercise price for these options is greater than the average market price of the common shares during the period. There were 3.7 million and 0.8 million options excluded from the calculation for the three and six months ended June 30, 2009 and 2008, respectively.

(7) Accounts Receivable Securitization

In June 2009, we terminated our $100.0 Receivables Facility program, which would have expired in July 2009. We terminated the program as we did not anticipate a need for this liquidity and anticipated a significant increase in associated fees and borrowing costs.

(8) Goodwill

This presentation reflects the realignment of our segments that occurred during the first quarter of 2009. See Note 14 for further information.
Changes in the carrying value of goodwill by reportable segment and Corporate are as follows:

	Americas	France	EMEA(1)	Asia Pacific	Right Management	Jefferson Wells	Corporate(2)	Total
Balance, December 31, 2008	$162.3	$3.6	$266.2	$56.5	$140.0	$1.0	$343.3	$972.9
Goodwill acquired	7.5	3.3	-	-	3.5	-	-	14.3
Currency impact	0.5	0.1	18.1	(0.2)	5.7	-	-	24.2
Balance, June 30, 2009	$170.3	$7.0	$284.3	$56.3	$149.2	$1.0	$343.3	$1,011.4

(1)  Balances related to Italy are $4.8 as of June 30, 2009 and December 31, 2008.

(2)  The majority of the Corporate balance at June 30, 2009 relates to goodwill attributable from our acquisitions of Right Management ($184.5) and Jefferson Wells ($149.2). For purposes of monitoring our total assets by segment, we do not allocate these balances to their respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the composition of goodwill balances by reporting unit.

Goodwill balances by reporting unit are as follows:

	June 30,	December 31,
	2009	2008
Right Management	$333.7	$324.4
United States	158.4	150.9
Jefferson Wells	150.2	150.2
Elan	130.8	116.1
Netherlands (Vitae)	85.9	85.4
Other reporting units	152.4	145.9
Total goodwill	$1,011.4	$972.9

(9) Retirement Plans

The components of the net periodic benefit cost for our plans are as follows:

	Defined Benefit Pension Plans
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$2.8	$3.6	$5.5	$7.1
Interest cost	3.5	4.0	6.8	7.9
Expected return on assets	(3.2)	(3.7)	(6.2)	(7.3)
Curtailment and settlement	-	-	(4.3)	-
Other	(0.3)	-	(0.6)	(0.1)
Total benefit cost	$2.8	$3.9	$1.2	$7.6

	Retiree Health Care Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$-	$0.1	$0.1	$0.1
Interest cost	0.4	0.3	0.7	0.7
Other	(0.2)	(0.1)	(0.4)	(0.3)
Total benefit cost	$0.2	$0.3	$0.4	$0.5

Effective January 1, 2009, we have terminated our defined benefit plan in Japan and replaced it with a defined contribution plan, resulting in a curtailment and settlement gain of $4.3.

During the three and six months ended June 30, 2009, contributions made to our pension plans were $2.0 and $4.1, respectively, and contributions made to our retiree health care plan were $0.6 and $1.2, respectively. We expect to make total contributions of $12.5 to our pension plans and $1.6 to our retiree health care plan during 2009.

(10) Shareholders’ Equity

The components of Comprehensive Income, net of tax, are as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net earnings	$19.3	$107.4	$21.6	$182.9
Other comprehensive income:
Foreign currency translation gain (loss)	143.4	(3.1)	57.8	101.6
Unrealized gain (loss) on investments	2.1	(0.2)	0.9	(2.3)
Unrealized gains on derivatives	0.5	2.6	0.3	1.9
Defined benefit pension plans	0.2	(1.2)	(0.6)	(1.7)
Retiree health care plan	(0.2)	(0.2)	(0.3)	(0.3)
Comprehensive income	$165.3	$105.3	$79.7	$282.1

The components of Accumulated Other Comprehensive Income (Loss), net of tax, are as follows:

	June 30,	December 31,
	2009	2008
Foreign currency translation gain	$61.8	$4.0
Unrealized gain on investments	3.2	2.3
Unrealized loss on derivatives	(4.3)	(4.6)
Defined benefit pension plans	(15.8)	(15.2)
Retiree health care plan	4.3	4.6
Accumulated other comprehensive income (loss)	$49.2	$(8.9)

During the first half of 2009, we made no share repurchases. There were 1.1 million shares, at a cost of up to $182.1, remaining authorized for repurchase under our 2007 authorization as of June 30, 2009. During the first half of 2008, we repurchased 0.8 million shares at a total cost of $41.2 under the same authorization. These shares were all repurchased during the first quarter, with no additional repurchases during the second quarter.

On April 28, 2009, the Board of Directors declared a cash dividend of $0.37 per share, which was paid on June 15, 2009 to shareholders of record on June 3, 2009.

(11) Interest and Other Expenses

Interest and Other Expenses consists of the following:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest expense	$13.9	$17.1	$27.0	$32.7
Interest income	(3.2)	(6.0)	(7.6)	(11.1)
Foreign exchange loss (gain)	1.0	0.4	1.5	(1.5)
Miscellaneous (income) expense, net	(0.9)	2.4	1.8	5.1
Interest and other expenses	$10.8	$13.9	$22.7	$25.2

(12) Derivative Financial Instruments and Related Fair Value

We are exposed to various risks relating to our ongoing business operations. The primary risks, which are managed through the use of derivative instruments, are foreign currency exchange rate risk and interest rate risk. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our exposure to market risk for changes in interest rates relates primarily to our Long-Term Debt obligations. We have historically managed interest rate risk through the use of a combination of fixed and variable rate borrowings and interest rate swap agreements. In accordance with FASB Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” we record all of our derivative instruments as either an asset or liability measured at their fair value.

Our interest rate swap agreements are designated as cash flow hedges of interest costs on our Euro-denominated variable rate borrowings. The Euro interest rate swap agreements have a notional value of €100.0 ($140.3) and fix the variable portion of the interest rate on these borrowings, on a weighted-average basis, at 5.71% until July 2010. The total interest rate on these borrowings is currently 6.11%, including the 40 basis point credit spread as defined in our revolving credit agreement. For cash flow hedges, the effective portions of the changes in the fair value of the derivative are recorded as a component of Accumulated Other Comprehensive (Loss) Income (“Accumulated OCI”) and recognized in the consolidated statements of operations when the hedged item affects earnings. The ineffective portions of the changes in the fair value of hedges are recognized in earnings. For the quarter ended June 30, 2009, the ineffective portion of the €100.0 interest rate swaps was immaterial. We have a $7.0 liability related to the fair value of these agreements included in Other Long-Term Liabilities as of June 30, 2009 and a $4.3 loss included in Accumulated OCI, net of taxes.

Our revolving credit agreement borrowings of €100.0 ($140.3), the €200.0 ($280.6) Notes and the €300.0 ($420.9) Notes are designated as economic hedges of our net investment in our foreign subsidiaries with a Euro functional currency. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of Accumulated OCI, net of taxes. As of June 30, 2009, we have a $72.1 loss included in Accumulated OCI, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a gain of $2.8 associated with our forward contracts in Interest and Other Expenses for the quarter ended June 30, 2009 related to the forward contracts. We had a $2.8 liability related to the forward contracts’ fair value included in Other Long-Term Liabilities as of June 30, 2009.

The fair value measurements of those items recorded in our consolidated balance sheets as of June 30, 2009 are as follows:

		Fair Value Measurements Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.3	$0.3	$-	$-
	$0.3	$0.3	$-	$-
Liabilities
Interest rate swaps	$7.0	$-	$7.0	$-
Forward contracts	2.8	-	2.8	-
	$9.8	$-	$9.8	$-

The carrying value of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and other current assets and liabilities approximates their fair value because of the short-term nature of these instruments. The carrying value of Long-Term Debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes was $634.1 and $654.7 as of June 30, 2009 and December 31, 2008, respectively, compared to a carrying value of $700.0 and $696.6, respectively.

(13) Contingencies

In November 2004, French authorities commenced an investigation at our French headquarters. According to the search warrant, the investigation stemmed from a complaint submitted during 2003 to the European Commission and subsequently transferred to France’s Direction Generale de la Concurrence, de la Consommation et de la Repression des Fraudes (“DGCCRF”), a body of the French Finance Minister that investigates frauds and competition violations. This investigation led the DGCCRF to transmit the results of its inquiry to the French Competition Council. After considering all of the input that was provided, the Competition Council rendered its decision in the matter in February 2009 and levied a fine of €42.0 ($55.6) based on the Competition Council’s determination of the damage to the economy attributable to the alleged misconduct, with adjustment for aggravating or mitigating factors. We paid this fine in April 2009 and have appealed the Competition Council’s decision.

(14) Segment Data

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

	3 Months Ended June 30		6 Months Ended June 30
	2009	2008	2009	2008
Revenues from Services:
Americas:
United States (a)	$374.3	$491.6	$748.1	$963.1
Other Americas	220.7	296.2	439.9	576.9
	595.0	787.8	1,188.0	1,540.0

France	1,100.1	1,958.1	2,057.0	3,692.1
EMEA:
Italy	230.1	441.4	450.5	842.6
Other EMEA	1,259.0	2,050.7	2,521.9	3,904.4
	1,489.1	2,492.1	2,972.4	4,747.0
Asia Pacific	406.2	474.8	831.4	938.9
Right Management	158.1	116.3	294.1	220.3
Jefferson Wells	48.1	75.8	100.8	153.2
Consolidated (b)	$3,796.6	$5,904.9	$7,443.7	$11,291.5

Operating Unit Profit: (c)
Americas:
United States	$(5.8)	$14.8	$(20.3)	$22.0
Other Americas	3.9	7.4	8.7	15.4
	(1.9)	22.2	(11.6)	37.4

France	4.2	69.8	5.2	123.8
EMEA:
Italy	6.8	37.6	8.2	66.7
Other EMEA	(3.8)	85.1	(3.1)	132.8
	3.0	122.7	5.1	199.5
Asia Pacific	3.5	9.3	15.6	22.6
Right Management	42.3	13.4	71.4	20.2
Jefferson Wells	(10.2)	(1.6)	(17.7)	(4.2)
	40.9	235.8	68.0	399.3
Corporate expenses	18.8	28.5	40.4	60.0
Operating Profit	$22.1	$207.3	$27.6	$339.3

(a)
In the United States, where a majority of our franchises operate, Revenues from services included fees received from the related franchise offices of $2.4 and $4.7 for the three months ended June 30, 2009 and 2008, and $4.4 and $9.3 for the six months ended June 30, 2009 and 2008, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $107.2 and $214.6 for the three months ended June 30, 2009 and 2008, respectively, and $202.1 and $427.3 for the six months ended June 30, 2009 and 2008, respectively.

(b)
Our consolidated Revenues from services include fees received from our franchise offices of $5.8 and $8.3 for the three months ended June 30, 2009 and 2008, respectively, and $10.9 and $15.6 for the six months ended June 30, 2009 and 2008, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $174.1 and $325.4 for the three months ended June 30, 2009 and 2008, respectively, and $333.0 and $629.4 for the six months ended June 30, 2009 and 2008, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See financial measures on pages 28 through 30 for further information on constant currency and organic constant currency.

Business Overview

Manpower Inc. is a world leader in the employment services industry.  Our global network of approximately 4,100 offices in 82 countries and territories allows us to meet the needs of our clients in all industry segments, whether they are global, multinational or local companies.  By offering a complete range of services, we can help any company – no matter where they are in their business evolution – raise productivity through improved strategy, quality, efficiency and cost reduction across their total workforce.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of U.S. Dollars in annual revenues.  It is also a highly competitive industry, reflecting several trends in the global marketplace, notably increasing demand for skilled people and consolidation among competitors in the employment services industry itself.

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

Client demand for employment services is dependent on the overall strength of the labor market and secular trends towards greater workforce flexibility within each of the countries in which we operate.  Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services.  During periods of increasing demand, we are able to improve our profitability and operating leverage as our current cost base can support some increase in business without a similar increase in selling and administrative expenses.   During these periods, we generally see an increase in our working capital needs, resulting from an increase in our accounts receivable balance in-line with the revenue growth, which may result in a decline in operating cash flows.

Correspondingly, during periods of weak economic growth or economic contraction, the demand for our staffing services typically declines. When demand drops, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not decline at the same pace as revenues.  In periods of economic contraction, as we are now experiencing, we will have more significant expense deleveraging, as we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our branch network and brands.

The nature of our operations is such that our most significant current asset is accounts receivable, with an average days sales outstanding in excess of 60 days based on the markets where we do business.  Our most significant current liabilities are payroll related costs, which are paid either weekly or monthly.  As the demand for our services increases, we generally see a large increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis, while the related accounts receivable are outstanding for much longer.  Conversely, as the demand for our services declines, we generally see a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance. We see less of an effect on current liabilities due to the shorter cycle time of the payroll related items.  This may result in an increase in our operating cash flows, however any such increase would not be sustainable in the event that the economic downturn continued for an extended period.

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

Operating Results - Three Months Ended June 30, 2009 and 2008

Given the current economic environment and the level of revenue declines which we have experienced in our staffing markets, we have initiated a number of cost reduction measures to try to minimize the impact on our overall profitability.  Subsequent to September 2008, we have reviewed our direct costs and selling and administrative expenses and reduced our full-time equivalent employees by 6,400 (1,900 in the second quarter of 2009) or 19% of our employee base and closed 421 branches (66 offices in the second quarter of 2009) or 9% of our branches.  This includes the transition of a majority of Jefferson Wells professionals to project-based roles, where they are only compensated if utilized on client engagements as we try to improve our staff utilization in light of the revenue declines within this business.

In reviewing our various cost control measures, we continue to balance the value of preserving our branch network and investing in our strategic initiatives against the desire to reduce costs and maintain profitability.  We are focused on making the appropriate cost reductions, while trying to position ourselves to take advantage of any future economic recovery.  We believe that maintaining our brand presence in key markets is critical to our ability to rebound quickly when the economic conditions improve.  However, if the economic downturn continues for an extended period of time, or becomes more severe, we may decide to undertake further cost reductions.  These further cost reductions would primarily consist of additional employee reductions and branch closures.

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

The following table presents selected consolidated financial data for the three months ended June 30, 2009 as compared to 2008.

(in millions except per share data)	2009	2008	Variance	Constant Currency Variance
Revenues from services	$3,796.6	$5,904.9	(35.7)%	(26.6)%

Cost of services	3,101.2	4,751.3	(34.7)	(25.3)
Gross profit	695.4	1,153.6	(39.7)	(31.9)
Gross profit margin	18.3%	19.5%

Selling and administrative expenses	673.3	946.3	(28.8)	(19.7)
Operating profit	22.1	207.3	(89.3)	(87.5)
Operating profit margin	0.6%	3.5%

Interest and other expenses	10.8	13.9	(21.7)
Earnings before income taxes	11.3	193.4	(94.1)

Provision for income taxes	(8.0)	86.0	N/A
Effective income tax rate	-70.4%	44.5%
Net earnings	$19.3	$107.4	(82.0)%	(80.0)%
Net earnings per share – diluted	$0.25	$1.34	(81.3)%	(81.0)%
Weighted average shares – diluted	78.8	80.3	(1.9)%

The year-over-year decrease in Revenues was primarily attributable to:

o
decreased demand for services in most of our markets, including the Americas, France, EMEA, Asia Pacific and Jefferson Wells, where revenues decreased 18.6%, 35.6%, 27.7%, 12.7% and 36.5%, respectively, on a constant currency basis, offset by increased demand for Right Management’s services where revenues increased 46.5% on a constant currency basis; and

o	a 9.1% decrease due to the impact of currency exchange rates due to the strengthening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets.

In our three largest markets, the U.S., France and Italy, we saw stabilization in demand through the quarter, and marginal improvements in year-over-year trends in the first part of the third quarter.  This trend, however, was not evident in our other staffing markets.  If the current unfavorable economic environment continues, we may continue to experience a significant decline in business volumes in all of our staffing segments, and an increase in business volumes in Right Management.  Since the demand for our services depends heavily on the economy and the labor markets in the various countries where we operate, it is difficult for us to predict the duration of these current trends, and therefore it is also difficult for us to predict our near-term revenue levels and profitability.

The year-over-year decrease in Gross Profit Margin was primarily attributable to:

o	a 91 basis point (-0.91%) decline in the gross profit margin due to the modification to the calculation of payroll taxes in France recorded in 2008;

o	a 76 basis point (-0.76%) decline in the gross profit margin due to the 57.5% constant currency decline in our permanent recruitment business;

o
a 74 basis point (-0.74%) decline from our temporary recruitment business mainly due to a change in the geographic mix of our staffing business as countries with higher gross profit margins such as Sweden, Germany, the Netherlands and Italy reported larger declines in business than countries with relatively lower gross profit margins.  We are also continuing to see pricing pressures in some of our markets because of the current economic environment, particularly in the small/medium sized business;

o	a 99 basis point (+0.99%) increase from our specialty business, primarily due to the growth of Right Management, where the gross profit margin is generally higher than the Company average; and

o	a 20 basis point (+0.20%) increase due to the impact of currency exchange rates on the mix of our business.

The 28.8% decrease in Selling and Administrative Expenses for the current quarter, or 19.7% decrease in constant currency, was attributable to:

o	our focus on reducing expenses and rebalancing our cost structure in response to the lower business volumes;

o
a decline of $54.1 million of costs for a legal reserve related to the French competition investigation recorded in the second quarter of 2008 (see Note 13 to the consolidated financial statements for further information); and

o	offset by $13.1 million of reorganization charges for severances and other office closure costs recorded in the second quarter of 2009.

Selling and Administrative Expenses as a percent of revenue increased 1.7% (+170 basis points) in the second quarter of 2009 compared to 2008.  This change consists of:

o
a 226 basis point  (+2.26%)  increase due primarily to the deleveraging of expenses, as we can only decrease expenses to a certain level without negatively impacting the long-term potential of our branch network and brands;

o	a 35 basis point (+0.35%) increase due to the global reorganization charges recorded in the second quarter of 2009; and

o	offset by a 91 basis point (-0.91%) decrease due to the legal reserve recorded related to the French competition investigation recorded in 2008.

Interest and Other Expense was $10.8 million for the second quarter of 2009 compared to $13.9 million for the same period in 2008.  Net Interest Expense decreased $0.4 million in the second quarter to $10.7 million due primarily to our Euro-denominated interest expense being translated into U.S. Dollars at a lower rate in 2009 compared to 2008.  Translation losses in the second quarter of 2009 were $1.0 million compared to $0.4 million in the second quarter of 2008.  Miscellaneous Expenses, net, which consists of other non-operating income and expenses, were income of $0.9 million in the second quarter of 2009 compared to expenses of $2.4 million in the second quarter of 2008.

We recorded an income tax benefit, at an effective rate of -70.4% for the second quarter of 2009, as compared to an income tax expense, at an effective rate of 44.5% for the second quarter of 2008. The change in the 2009 rate is due to the impact of a discrete tax benefit that reduced the amount of deferred taxes related to the French earnings that will likely be repatriated because of the payment of the fine for the French competition case.  Excluding the impact of this discrete item, our effective tax rate for the second quarter of 2009 was 63.8%.  This rate is different than the U.S. Federal statutory rate of 35% and our 2008 annual effective tax rate of 36.6% due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances recorded on non-U.S. net operating losses and other permanent items.

Net Earnings Per Share – Diluted decreased 81.0% to $0.25 in the second quarter of 2009 compared to $1.34 in the second quarter of 2008.  This decrease includes reorganization charges of $9.0 million, net of tax, or $0.11 per diluted share recorded in the second quarter of 2009.  Included in Net Earnings in the second quarter of 2008 is the impact of the modification to the payroll tax calculation in France (+$35.2 million, net of tax) and the legal reserve related to the French competition investigation (-$50.0 million, net of tax).  These amounts represent a $0.44 increase and $0.62 decrease in Net Earnings Per Share – Diluted, respectively in the second quarter of 2008. Exchange rates had a $0.01 negative impact on Net Earnings Per Share – Diluted in 2009 compared to 2008.  Weighted Average Shares – Diluted were 78.8 million in the second quarter of 2009, a decline of 1.9% from the second quarter of 2008.  This decline is primarily a result of share repurchases in the first half of 2008 and an increase in the total anti-dilutive shares excluded from the calculation in 2009 compared to 2008.

Operating Results - Six Months Ended June 30, 2009 and 2008

The following table presents selected consolidated financial data for the six months ended June 30, 2009 as compared to 2008.

(in millions except per share data)	2009	2008	Variance	Constant Currency Variance
Revenues from services	$7,443.7	$11,291.5	(34.1)%	(24.3)%

Cost of services	6,078.5	9,170.2	(33.7)	(23.7)
Gross profit	1,365.2	2,121.3	(35.6)	(26.8)
Gross profit margin	18.3%	18.8%

Selling and administrative expenses	1,337.6	1,782.0	(24.9)	(14.8)
Operating profit	27.6	339.3	(91.9)	(89.5)
Operating profit margin	0.4%	3.0%

Interest and other expenses	22.7	25.2	(9.8)
Earnings before income taxes	4.9	314.1	(98.4)

Provision for income taxes	(16.7)	131.2	N/A
Effective income tax rate	-338.8%	41.8%
Net earnings	$21.6	$182.9	(88.2)%	(84.2)%
Net earnings per share – diluted	$0.27	$2.27	(88.1)%	(86.9)%
Weighted average shares – diluted	78.6	80.4	(2.3)%

The year-over-year decrease in Revenues was primarily attributable to:

o
decreased demand for services in most of our markets, including the Americas, France, EMEA, Asia Pacific and Jefferson Wells, where revenues decreased 16.8%, 36.1%, 23.3%, 9.9% and 34.2%, respectively, on a constant currency basis, offset by increased demand for Right Management’s services where revenues increased 45.0% on a constant currency basis; and

o	a 9.8% decrease due to the impact of currency exchange rates due to the strengthening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets.

The year-over-year decrease in Gross Profit Margin was primarily attributable to:

o	a 48 basis point (-0.48%) decline due to the modification to the calculation of payroll taxes in France recorded in 2008;

o	a 60 basis point (-0.60%) decline due to the 49.4% constant currency decline in our permanent recruitment business, which is a higher margin business;

o
a 42 basis point (-0.42%) decline from our temporary recruitment business mainly due to a change in the geographic mix of our staffing business as countries with higher gross profit margins such as Sweden, Germany, the Netherlands and Italy reported larger declines in business than countries with relatively lower gross profit margins.  We are also continuing to see pricing pressures in some of our markets because of the current economic environment;

o	an 88 basis point (+0.88%) increase from our specialty business, primarily due to the growth of Right Management, where the gross profit margin is generally higher than the Company average; and

o	a 17 basis point (+0.17%) increase due to the impact of currency exchange rates on the mix of our business.

The 24.9% decrease in Selling and Administrative Expenses for the six months ended June 30, 2009, or 14.8% decrease in constant currency, was attributable to:

o	our focus on reducing expenses and rebalancing our cost structure in response to the lower business volumes;

o
a decline of $54.1 million of costs for a legal reserve related to the French competition investigation recorded in the second quarter of 2008 (see Note 13 to the consolidated financial statements for further information);

o
$4.3 million gain in Japan related to the termination of a defined benefit plan, reversal of $3.9 million related to the French competition investigation and a $4.9 million reversal of an acquisition earn-out provision that we determined was no longer necessary, all of which were recorded in the first quarter of 2009; and

o	offset by $19.9 million of reorganization charges for severances and other office closure costs recorded in the first half of 2009.

Selling and Administrative Expenses as a percent of revenue increased 2.2% (+220 basis points) in the six months ended June 30, 2009 compared to 2008.  This change consists of:

o
a 241 basis point  (+2.41%)  increase due primarily to the deleveraging of expenses, as we can only decrease expenses to a certain level without negatively impacting the long-term potential of our branch network and brands;

o	a 27 basis point (+0.27%) increase due to the global reorganization charges recorded in the first six months of 2009; and

o	offset by a 48 basis point (-0.48%) decrease due to the legal reserve recorded related to the French competition investigation recorded in 2008.

Interest and Other Expense was $22.7 million for the first six months of 2009 compared to $25.2 million for the same period in 2008.  Net Interest Expense decreased $2.2 million in the first half of 2009 to $19.4 million due primarily to our Euro-denominated interest expense being translated into U.S. Dollars at a lower rate in 2009 compared to 2008.  Translation losses in the first half of 2009 were $1.5 million compared to gains of $1.5 million in the first half of 2008.  Miscellaneous Expenses, net, which consists of other non-operating income and expenses, were $1.8 million in the first half of 2009 compared to expenses of $5.1 million in the first half of 2008.

We recorded an income tax benefit, at an effective rate of -338.8% for the first half of 2009, as compared to an income tax expense, at an effective rate of 41.8% for the first half of 2008. The change in the 2009 rate is due to the impact of a discrete tax benefit that reduced the amount of deferred taxes related to the French earnings that will likely be repatriated because of the payment of the fine for the French competition case and a valuation allowance reversal related to a European entity for prior net operating losses that will now be utilized.  Excluding the impact of these discrete items, our effective tax rate for the first half of 2009 was 53.4%. This rate is different than the U.S. Federal statutory rate of 35% and our 2008 annual effective tax rate of 36.6% due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances recorded on non-U.S. net operating losses and other permanent items.

Net Earnings Per Share – Diluted decreased 86.9% to $0.27 in the first half of 2009 compared to $2.27 in the first half of 2008.  This decrease includes reorganization charges of $13.6 million, net of tax, or $0.17 per diluted share recorded in the first half of 2009.  Included in Net Earnings in the first half of 2008 is the impact of the modification to the payroll tax calculation in France (+$35.2 million, net of tax) and the legal reserve related to the French competition investigation (-$50.0 million, net of tax).  These amounts represent a $0.44 increase and $0.62 decrease in Net Earnings Per Share – Diluted, respectively, in the first half of 2008. Exchange rates had a $0.02 negative impact on Net Earnings Per Share – Diluted.  Weighted Average Shares – Diluted were 78.6 million in the first half of 2009, a decline of 2.3% from the first half of 2008.  This decline is primarily a result of share repurchases in the first half of 2008 and an increase in the total anti-dilutive shares excluded from the calculation in 2009 compared to 2008.

Segment Operating Results

During the first quarter of 2009, our segment reporting was realigned due to a change in our management structure. Other Americas and Asia Pacific, previously reported in Other Operations, are now separate reportable segments. The United States and Other Americas reportable segments are reported as Americas. The Italy and Other EMEA reportable segments are reported as the EMEA segment. All previously reported results have been restated to conform to the current year presentation.

Americas

In the Americas, Revenues decreased 24.5% (-18.6% in constant currency) in the second quarter of 2009 compared to 2008.   In the United States (which represents 63.0% of the America’s revenues), Revenues declined 23.9%, or 30.8% excluding acquisitions.  Revenues in Other Americas declined 25.5%, or 9.9% in constant currency.  These revenue declines are primarily due to a decrease in our staffing volumes, both in our core temporary recruitment business, particularly in the light industrial and the professional sectors, and in our permanent recruitment business, which declined 63.8% in the Americas and 67.6% in the United States.  These overall revenue declines show a continuing softening of the market from the declines experienced in the first quarter of 2009 where Revenues for the Americas decreased 14.9% in constant currency.  However, the United States market did see the same consistent year-over-year declines in business volumes during the second quarter of 2009 in all sectors, including professional, where some of our large clients reduced their staff of engineers and IT professionals in large numbers. During the first part of the third quarter, the United States is experiencing marginal improvements in year-over-year trends compared to the first half of 2009.

Gross Profit Margin decreased during the second quarter and first half of 2009 compared to the second quarter and first half of 2008 due to a decrease in temporary staffing margins, which was caused primarily by the pricing pressures on our staffing business, and the decline in our permanent recruitment business.  Acquisitions caused a slight increase in Gross Profit Margin during the first half of 2009.

Selling and Administrative Expenses decreased during the second quarter and first half of 2009 compared to 2008, due primarily to continued cost control efforts in response to the slowing revenue levels, despite the impact of acquisitions.  Included in Selling and Administrative Expenses in the first half of 2009 was $0.9 million of reorganization costs, primarily related to severances.  Selling and Administrative Expenses as a percent of revenues increased in the second quarter and first half of 2009 compared to 2008, as we avoided expense reductions that would have a negative impact on the long-term potential of our branch network and brands.

Operating Unit Profit (“OUP”) Margin in the Americas was -0.3% and 2.8% for the second quarter of 2009 and 2008, respectively.  This decline is primarily due to the decline in the United States, where OUP Margin was -1.5% in the second quarter of 2009 compared to 3.0% in 2008.  Other Americas OUP Margin was 1.8% in the second quarter of 2009 compared to 2.5% in the second quarter of 2008.  The decreases are due to the deleveraging effect of the revenue decline as revenues have declined more than expenses.  Acquisitions had a minimal impact on OUP Margin for the second quarter of 2009.

OUP Margin in the Americas was -1.0% and 2.4% for the first half of 2009 and 2008, respectively.  This decline is primarily due to the decline in the United States, where OUP Margin was -2.7% in the first half of 2009 compared to 2.3% in 2008.  Other Americas OUP Margin was 2.0% in the first half of 2009 compared to 2.7% in the first half of 2008.  Acquisitions had a minimal impact on OUP Margin for the first half of 2009.

France

In France, revenues decreased 43.8%, or 35.6% in constant currency during the second quarter of 2009 compared to 2008, a slight improvement from the 36.6% constant currency decline experienced in the first quarter of 2009 as we saw improving trends throughout the quarter.  This constant currency decline is due to a decline in the demand for our services as a result of softening in the manufacturing and construction industries, which is a large portion of our staffing business in France.  Permanent recruitment revenues declined 46.9% in constant currency in the second quarter of 2009 compared to 2008.

Gross Profit Margin decreased in the second quarter and first half of 2009 compared to the second quarter and first half of 2008 due primarily to the $53.7 million impact of the modification to the calculation of payroll taxes recorded in 2008. Excluding this amount, Gross Profit Margin decreased slightly during the second quarter due to a decline in temporary staffing margins as well as a decline in permanent recruitment fees. For the first half of 2009, Gross Profit Margin increased slightly over prior year excluding the impact of the modification to the calculation of payroll taxes recorded in 2008.

Selling and Administrative Expenses decreased during the second quarter and first half of 2009 compared to 2008 primarily due to the $54.1 million of costs recorded in 2008 for a legal reserve related to the French competition investigation.  Excluding these costs, Selling and Administrative Expenses decreased during the second quarter and first half of 2009 due to cost reduction efforts in response to the slowing demand for services.  Included in Selling and Administrative Expenses for the first half of 2009 is the reversal of a $3.9 million (€3.0 million) legal reserve recorded in the first quarter of 2009 related to the French competition investigation and $0.8 million of reorganization charges related to office closures, most of which were recorded in the first quarter.  Excluding the 2008 legal reserve costs, Selling and Administrative Expenses as a percentage of revenue increased in the second quarter and first half of 2009 as compared to 2008 as we avoided expense reductions that would have a negative impact on the long-term potential of our branch network.

During the second quarter of 2009 and 2008, OUP Margin in France was 0.4% and 3.6%, respectively.  Included in the second quarter 2008 OUP is the impact of the modification to the payroll tax calculation and the legal reserve related to the French competition investigation.  The net impact of these items was a decrease to OUP of $0.4 million, which had no significant impact on second quarter 2008 OUP Margin.  Excluding these 2008 items and the legal reserve reversal and reorganization charges recorded in 2009, OUP Margin decreased in the second quarter of 2009 due to the expense deleveraging resulting from the significant decline in revenues.  OUP Margin for the first half of 2009 was 0.3% compared to 3.4% in the first half of 2009.

EMEA

In EMEA, which includes operations throughout Europe (excluding France), the Middle East and Africa, revenues decreased 40.2% (27.7% in constant currency) in the second quarter of 2009 compared to the second quarter of 2008.  Revenues in Other EMEA decreased 38.6%, or 25.0% in constant currency, while Italy had revenue declines of 47.9%, or 40.3% in constant currency.    Constant currency revenue declines of over 20% were experienced in all major markets, with the exception of Elan, which reported a revenue decline of 17.3% in constant currency in the quarter.  Also, Italy had consistent year-over-year declines in business volumes during the second quarter.  Permanent recruitment revenues decreased 54.1% in constant currency during the quarter, a further decline from the 38.0% constant currency decline experienced in the first quarter of 2009, due to continuing declining trends in most of our markets.

Gross Profit Margin decreased in the second quarter and first half of 2009 compared to the first quarter of 2008 primarily due to the decline in the permanent recruitment business, the increase in pricing pressures in many of our markets and the shift in the mix of business to countries with lower profit margins.

Selling and Administrative Expenses decreased during the second quarter of 2009 compared to the second quarter of 2008 due to cost reduction efforts in response to the slowing revenue levels.  Included in Selling and Administrative Expenses in the first half of 2009 is $3.8 million in Other EMEA and $4.8 million in Italy of reorganization costs primarily related to severances and office closures.  Of these costs, $3.4 million in Other EMEA and $2.1 million in Italy were recorded in the second quarter of 2009.  Offsetting these amounts were $4.9 million (€3.8 million) reversal of an acquisition earn-out provision that was originally charged through earnings that we determined was no longer necessary.  Expenses as a percent of revenues increased in the second quarter and first half of 2009 compared to 2008 due to the expense deleveraging across the region, as revenues declined more than expenses.  Despite the decreases in expenses, we are continuing to maintain a structure and office network that we believe is appropriate given the future opportunity in the European geographies.

OUP Margin for EMEA was 0.2% and 4.9% for the second quarter of 2009 and 2008, respectively.  The decline was seen across the region, as OUP Margin for Other EMEA was -0.3% in 2009 compared to 4.2% in 2008, and was 2.9% compared to 8.5% for Italy.  The declines in OUP Margin were due to expense deleveraging as revenues declined more than expenses.  For the first half of 2009, OUP Margin for EMEA was 0.2% compared to 4.2% in 2008.  OUP Margin for Other EMEA was -0.1% in 2009 compared to 3.4% in 2008, and was 1.8% in the first half of 2009 in Italy compared to 7.9% in 2008.

Asia Pacific

Revenues for Asia Pacific decreased 14.5%, or 12.7% in constant currency, during the second quarter of 2009 compared to 2008, a further decline from the 8.3% or 7.0% in constant currency experienced in the first quarter of 2009.  Revenue decreases for the second quarter were experienced in most major markets including Japan and Australia.  In Japan, where revenue declined 12.1% in constant currency, we have been able to gain market share by helping our key clients manage their flexibility.  In Australia, revenues declined 20.0%, while revenues remained flat in India.  China has seen revenues decrease 38.3% as the Chinese market is primarily a permanent recruitment market which has seen a significant decline in demand.  Permanent recruitment revenues have decreased 69.3% in Asia Pacific.

Gross Profit Margin decreased in the second quarter and first half of 2009 compared to the second quarter and first half of 2008 primarily due to the decrease in the permanent recruitment business.

Selling and Administrative Expenses decreased in the second quarter and first half of 2009 compared to 2008 primarily due to the continued cost reduction efforts in response to the slowing revenue levels.  Included in Selling and Administrative Expenses in the first half of 2009 is $1.8 million of reorganization charges, primarily related to severances and office closures.  Of this amount, $1.4 million was recorded in the second quarter of 2009.  Also included in the first half of 2009 is a $4.3 million (¥392.4 million) gain in Japan related to the termination of a defined benefit pension plan.  Expenses as a percent of revenues decreased in the second quarter and first half of 2009 compared to 2008, as we were able to reduce operating expenses to compensate for the decline in revenues.

OUP Margin for Asia Pacific was 0.9% in the second quarter of 2009 compared to 2.0% in the second quarter of 2008, as the decrease in gross profit margin exceeded the decrease in expenses.  OUP Margin for Asia Pacific was 1.9% for the first half of 2009 compared to 2.4% in the first half of 2008.

Right Management

Revenues for Right Management in the second quarter of 2009 increased 35.9%, or 46.5% on a constant currency basis, compared to the second quarter of 2008, a further increase from the 43.4% constant currency increase in the first quarter of 2009.  This increase in constant currency is the result of an increase in demand in the outplacement business which is a counter-cyclical business, where revenues increase in an economic slowdown as we are currently experiencing.  This increase is offset somewhat by a decrease in the organizational consulting business, however we did see some improvement in demand for this business in the second quarter.  While we have begun to see some leveling off in the number of mass layoffs, demand for our outplacement services still remains at a high level.  However, historically the third quarter tends to be a seasonally weaker quarter for our outplacement business.

Gross Profit Margin increased in the second quarter and first half of 2009 compared to the second quarter and first half of 2008 as we effectively managed our variable direct costs given the significant increase in revenues.

Selling and Administrative Expenses increased in the second quarter and first half of 2009 compared to the second quarter and first half of 2008 to support the increased levels of business activity.  However, as a percentage of revenue, expenses decreased in the second quarter and first half of 2009 compared to 2008, as we focused on leveraging our expense base to service the increased demand without a proportionate increase in expenses.

OUP Margin for Right Management was 26.6% in the second quarter of 2009 compared to 11.5% in the second quarter of 2008 due to the increase in Gross Profit Margin and the better leveraging of Selling and Administrative Expenses.  OUP Margin for Right Management was 24.1% in the first half of 2009 compared to 9.1% in the first half of 2008.

Jefferson Wells

Revenues for Jefferson Wells in the second quarter of 2009 declined 36.5%, a further decline from the 31.9% experienced in the first quarter of 2009, as we saw continued declines in discretionary spending by our clients because of the current economic environment.  We have participated in some states on the stimulus program and will continue to pursue these opportunities.

The Gross Profit Margin in the second quarter of 2009 declined compared to the second quarter of 2008 due to lower utilization of our professional staff and lower bill rates in the quarter.  In the fourth quarter of 2008, we transitioned a number of employees into project-based roles to reduce our fixed direct costs and improve our utilization of professional staff.  Due to the continued decline in revenue levels in the second quarter, we made further changes to our business model and have transitioned the majority of professionals into project-based roles.  With these changes, we anticipate to return to profitability within the next 12 months at current revenue levels.

Selling and Administrative Expenses decreased during the second quarter of 2009 due to a reorganization that occurred in the fourth quarter of 2008 to realign the business in response to the lower revenue levels.  We recorded additional reorganization charges of $6.8 million in the first half of 2009, of which $5.9 million was recorded in the second quarter, as a result of the additional changes to our business model.  These charges primarily relate to severances and office closures.  As a percent of revenues, expenses have increased in the second quarter and first half of 2009 compared to 2008, as we could not decrease expenses to the extent of the revenue decline.

OUP Margin for Jefferson Wells decreased in the second quarter of 2009 to -21.0% in the second quarter of 2009 compared to -2.2% in the second quarter of 2008 due to the decline in the gross profit margin and the deleveraging of expenses.  OUP Margin for Jefferson Wells decreased in the first half of 2009 to -17.4% compared to -2.7% in the first half of 2008.

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

A reconciliation to the percent variances calculated based on our financial results is provided below:

	Three Months Ended June 30, 2009 Compared to 2008
	Reported Amount (a)	Reported Variance		Impact of Currency	Variance in Constant Currency		Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
Americas:
United States	$374.3	(23.9	) %	-%	(23.9	) %	6.9%	(30.8	) %
Other Americas	220.7	(25.5)		(15.6)	(9.9)		-	(9.9)
	595.0	(24.5)		(5.9)	(18.6)		4.4	(23.0)

France	1,100.1	(43.8)		(8.2)	(35.6)		-	(35.6)
EMEA:
Italy	230.1	(47.9)		(7.6)	(40.3)		-	(40.3)
Other EMEA	1,259.0	(38.6)		(13.6)	(25.0)		-	(25.0)
	1,489.1	(40.2)		(12.5)	(27.7)		-	(27.7)

Asia Pacific	406.2	(14.5)		(1.8)	(12.7)		-	(12.7)
Right Management	158.1	35.9		(10.6)	46.5		-	46.5
Jefferson Wells	48.1	(36.5)		-	(36.5)		1.5	(38.0)
Manpower Inc.	$3,796.6	(35.7)		(9.1)	(26.6)		0.6	(27.2)

Gross Profit	$695.4	(39.7)		(7.8)	(31.9)		0.4	(32.3)
Selling and Administrative Expenses	$673.3	(28.8)		(9.1)	(19.7)		0.7	(20.4)
Operating Profit	$22.1	(89.3)		(1.8)	(87.5)		(0.5)	(87.0)

(a)  In millions for the three months ended June 30, 2009.

	Six Months Ended June 30, 2009 Compared to 2008
	Reported Amount (a)	Reported Variance		Impact of Currency	Variance in Constant Currency		Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
Americas:
United States	$748.1	(22.3	) %	-%	(22.3	) %	7.2%	(29.5	) %
Other Americas	439.9	(23.7)		(16.1)	(7.6)		-	(7.6)
	1,188.0	(22.9)		(6.1)	(16.8)		4.5	(21.3)

France	2,057.0	(44.3)		(8.2)	(36.1)		-	(36.1)
EMEA:
Italy	450.5	(46.5)		(7.8)	(38.7)		-	(38.7)
Other EMEA	2,521.9	(35.4)		(15.5)	(19.9)		0.9	(20.8)
	2,972.4	(37.4)		(14.1)	(23.3)		0.7	(24.0)

Asia Pacific	831.4	(11.4)		(1.5)	(9.9)		-	(9.9)
Right Management	294.1	33.4		(11.6)	45.0		-	45.0
Jefferson Wells	100.8	(34.2)		-	(34.2)		1.8	(36.0)
Manpower Inc.	$7,443.7	(34.1)		(9.8)	(24.3)		0.9	(25.2)

Gross Profit	$1,365.2	(35.6)		(8.8)	(26.8)		1.2	(28.0)
Selling and Administrative Expenses	$1,337.6	(24.9)		(10.1)	(14.8)		1.3	(16.1)
Operating Profit	$27.6	(91.9)		(2.4)	(89.5)		1.1	(90.6)

 (a)  In millions for the six months ended June 30, 2009.

Liquidity and Capital Resources

Cash provided by operating activities was $379.3 million in the first half of 2009 compared to $265.8 million for the first half of 2008.  This increase results from the impact that the current economic environment has had on our working capital needs, which have declined significantly, as we have seen a larger decrease in our accounts receivable than in our current liabilities.  Working capital needs decreased $317.2 million in the first half of 2009 compared to an increase of $1.8 million the first half of 2008.  The cash flows from operations resulted in a significant increase in our cash and cash equivalents, to $1,107.3 million as of June 30, 2009 from $874.0 million at December 31, 2008.

Accounts receivable decreased to $2,944.9 million as of June 30, 2009 from $3,629.7 million as of December 31, 2008.  This decrease is due primarily to decreased business volumes and a lower DSO (Days Sales Outstanding) offset by changes in foreign currency exchange rates.  As business volumes decline, we receive payment on accounts receivable at a faster rate than we add new accounts receivable.  In addition, our DSO for the second quarter of 2009 improved by six days compared to the fourth quarter of 2008 (seven days compared to the prior year).  This improvement results from a law change in France as well as DSO reductions in a number of countries, as we have increased focus on accounts receivable in the current economic environment.  The French law change was effective January 1, 2009 and requires all invoices in France to be paid within 60 days.  At June 30, 2009, this had a five day favorable impact on our overall DSO compared to the prior year.  At constant exchange rates, the June 30, 2009 accounts receivable balance would have been approximately $81.5 million lower than reported.

In addition to the cyclical factors impacting our cash flow, and the other improvements in accounts receivable, we are also transitioning our temporary staff in France from a weekly payroll to a monthly payroll.  This change had an $85.0 million favorable impact on our working capital needs as the transitioning of the temporary staff payroll was implemented during the first half of 2009.

Offsetting these working capital reductions is the unfavorable impact of the €42.0 million ($55.6 million) competition case fine in France, which was paid in April of 2009.

Capital expenditures were $16.9 million in the first half of 2009 compared to $51.4 million in the first half of 2008.  These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.  The significant decrease in this amount reflects the decrease in office openings and refurbishments given the current economic environment.

From time to time, we acquire and invest in companies throughout the world, including franchises.  The total cash consideration for acquisitions, net of cash acquired, in the six months ended June 30 was $21.7 million compared to $195.5 million for 2009 and 2008, respectively.

Repayments of debt were $85.0 million in the first half of 2009 compared to borrowings of $26.0 million in the first half of 2008.

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

As of June 30, 2009, we had borrowings of $140.3 million and letters of credit of $10.6 million outstanding under our $625.0 million revolving credit agreement.  Additional borrowings of $474.1 million were available to us under the credit agreement as of June 30, 2009.

Our $625.0 million revolving credit agreement requires, among other things, that we comply with a Debt-to-EBITDA ratio of less than 3.25 to 1 and a fixed charge ratio of greater than 2.00 to 1.  As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.88 to 1 and a fixed charge ratio of 2.49 to 1 as of June 30, 2009.  Based upon current forecasts, we may not be able to maintain compliance with one or both of these financial covenants in the second half of 2009.  If this were to occur, we would work with our lenders to secure a waiver or amend our revolving credit agreement.  Any amendment or waiver would result in additional bank fees, as well as an increase in the cost of any future borrowings and more restrictive terms.  We are currently able to repay our outstanding borrowings with available cash.

We have an interest rate swap agreement to fix the variable interest cost on our Euro borrowings under our revolving credit agreement.  The Euro interest rate swap agreements have a notional value of €100.0 million ($140.3 million) and fix the variable portion of the interest rate on these borrowings, on a weighted-average basis, at 5.71% until July 2010.  The total interest rate on these borrowings is currently 6.11%, including the 40 basis point credit spread as defined in our revolving credit agreement.  This credit spread is tied to our public debt rating and can fluctuate as defined in the agreement.

In June 2009, we terminated our $100.0 million Receivables Facility program, which would have expired in July 2009.  We terminated the program as we did not anticipate a need for this liquidity and anticipated a significant increase in associated fees and borrowing costs.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations.  As of June 30, 2009, such credit lines totaled $399.6 million, of which $368.0 million was unused.  Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

Our credit rating from Moody’s Investors Services is Baa2 with a negative outlook, which reflects a change in outlook from stable to negative in the first quarter of 2009.  Following our second quarter earnings release, on July 27, 2009, Moody’s Investor Services placed our rating under review for possible downgrade.  The rating agencies use a proprietary methodology in determining their ratings and outlook which includes, among other things, financial ratios based upon debt levels and earnings performance.  Even if we are downgraded by Moody’s Investors Services, we would not expect any impact on our ability to obtain additional financing.  Our credit rating from Standard and Poor’s is BBB- with a negative outlook.  Both of the current credit ratings are investment grade.
Under our Revolving Credit Agreement, we have a ratings-based pricing grid which determines the facility fee and the credit spread that we add to the applicable interbank borrowing rate on all borrowings.  At our current credit ratings, the facility fee is 10 bps, and the credit spread is 40 bps.  At our current level of borrowing under the Agreement, any further downgrades from the credit agencies would unfavorably impact our pricing and result in additional costs ranging from approximately $0.3 million to $1.65 million annually.

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million.  Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities.  Under the 2007 authorization, we repurchased 3.9 million shares of common stock at a total cost of $217.9 million, none of which were repurchased in the first half of 2009.  There were 1.1 million shares, at a cost of up to $182.1 million, remaining authorized for repurchase under this authorization as of June 30, 2009.

On April 28, 2009, the Board of Directors declared a cash dividend of $0.37 per share, which was paid on June 15, 2009 to shareholders of record on June 3, 2009.

We have aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,761.3 million as of June 30, 2009 compared to $1,998.4 million as of December 31, 2008.

In the first two quarters of 2009 and fourth quarter of 2008, we recorded reorganization charges of $57.1 million ($19.9 million in 2009 and $37.2 million in 2008) in Selling and Administrative Expenses, primarily related to severances and office closures and consolidations in several countries.  As of June 30, 2009, $5.7 million and $23.8 million have been paid out of the reserves recorded in 2009 and 2008, respectively, of which $21.1 million was paid during the six months ended June 30, 2009.  We expect a majority of the remaining $27.6 million will be paid in 2009.  For reorganization charges recorded prior to 2008, there is $1.1 million remaining to be paid which we expect will be paid in 2009.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $154.5 million and $158.0 million as of June 30, 2009 and December 31, 2008, respectively, consisting of $109.5 million and $107.6 million for guarantees, respectively, and $45.0 million and $50.4 million for stand-by letters of credit as of June 30, 2009 and December 31, 2008, respectively.  Guarantees primarily relate to bank accounts, operating leases and indebtedness.  The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness.  If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash.  Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements.  Therefore, they have been excluded from our aggregate commitments.  The cost of these letters of credit and guarantees was $0.5 million in the first half of 2009.  Given the current economic environment, the cost of these letters of credit and guarantees could increase for the remainder of 2009.

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

Due to the on-going unfavorable impact of the credit crisis and the current economic environment, we completed an assessment of impairment indicators during the second quarter of 2009 to determine if the fair value of any of our reporting units was more likely than not below carrying value. We considered a number of factors, including, among other things, recent operational trends and reorganization plans. We also considered the effect of the recent decline in the demand for our services and volatility in our stock price on the fair value of our reporting units. However, based on our previous experiences during economic downturns, we do not currently believe these are necessarily indicative of a significant decline in the long-term value of our businesses and therefore in the fair value of our reporting units.

Our consolidated revenues declined 35.7% (26.6% in constant currency) during the second quarter of 2009 as compared to the second quarter of 2008, with similar declines in most of our reporting units. This decline was in line with our expectations and reflects some stabilization in certain markets, as compared to the 32.3% decline (21.8% in constant currency) we experienced during the first quarter of 2009, with stabilization just beginning in a couple of markets.

Our stock price and our resulting market capitalization increased during the second quarter of 2009. Our stock price was $42.34 as of June 30, 2009 as compared to $31.53 as of March 31, 2009. Our book value per share was $32.46 as of June 30, 2009. We expect that there may continue to be volatility in our stock price due to changes in market conditions and expectations; however, our market capitalization continues to be greater than our book value at our quarter-end.

Our Jefferson Wells reporting unit recorded restructuring costs of $5.9 million in the second quarter of 2009 as we anticipated, due to a reorganization of their operating structure to address the current economic conditions. To evaluate the effect of this reorganization, we reviewed Jefferson Wells’ revised forecast and adjusted our discounted projected cash flows accordingly. The fair value of these cash flows continued to exceed the carrying value at June 30, 2009, albeit by a narrower margin.

Based on our assessment, we concluded it was more likely than not that the fair value of our reporting units continued to exceed their carrying value at June 30, 2009 and therefore no interim impairment test was required.

During the fourth quarter of 2008, we performed an interim impairment test on the goodwill balances allocated to our Right Management and Jefferson Wells reporting units due to an impairment recorded in the third quarter of 2008 related to Right Management and the significant revenue declines and operating unit losses incurred by Jefferson Wells in the latter part of 2008. We performed the step one analysis to determine the fair value of Right Management and Jefferson Wells as of December 31, 2008 by utilizing a combination of the income approach (weighted 75%) and the market approach (weighted 25%) methodologies. These combined methodologies were consistent with the methodologies we used in our annual goodwill impairment test for these reporting units in the third quarter of 2008. The results of our interim goodwill impairment test yielded no impairment at December 31, 2008.

The income approach is developed from management’s forecasted cash flow data. Therefore, it represents an indication of fair market value reflecting management’s internal outlook for the reporting unit. The market approach utilizes the Guideline Public Company Method to quantify the respective reporting unit’s fair value based on revenue and earnings multiples realized by similar public companies. The market approach is more volatile as an indicator of fair value as compared to the income approach. While we believe that each approach has its merits, we have weighted the income approach more heavily than the market approach because we believe management’s assumptions generally provide greater insight into the reporting unit’s fair value and historically have been a more conservative fair value determination. (For both reporting units, the market approach provided a higher estimated fair value during our annual impairment testing in our third quarter of 2008.)

Significant assumptions used in our interim goodwill impairment test in the fourth quarter of 2008 included: expected future revenue growth rates, operating unit profit margins, and working capital levels; a discount rate of 10.4% for Right Management and 12.7% for Jefferson Wells; and a terminal value multiple. The expected future revenue growth rates were determined with consideration of our historical revenue growth rates, our assessment of future market potential, our expectations of future business performance and an assumed modest economic recovery beginning in 2010. A summary of the historical operating unit profits as well as the historical and projected earnings growth rates for the Right Management and Jefferson Wells reporting units are, as follows:

(in millions)		Historical				Projected
Reporting Unit	Description	2008	2007	2006	CAGR(1)	CAGR(2)
Right Management	Operating unit profit	$44.6	$34.6	$18.3
	Growth rate	29.0%	89.1%	-28.7%	16.2%	6.7%

Jefferson Wells	Operating unit profit	$(19.6)	$(5.2)	$31.9
	Growth rate	-278.2%	-116.3%	-4.2%	-15.4%	34.7%

(1) The historical compounded annual growth rate for earnings is calculated for each reporting unit utilizing their operating unit profit from 2008 and the first full fiscal year subsequent to acquisition.

(2) Our projected compounded annual growth rate for earnings is calculated utilizing the projected terminal value operating unit profit and the projected 2009 operating unit profit.

Jefferson Wells’ historical operating unit profit in 2008 and 2007 included reorganization costs of $7.8 million and $4.0 million, respectively, and moving costs of $3.0 million in 2007 related to relocating to Manpower’s new world headquarters. In addition, Jefferson Wells’ historical operating unit profits were further impacted by revenue declines in 2008, 2007 and 2006, which unfavorably impacted operating unit profit margins as Jefferson Wells was unable to deleverage its fixed cost base as quickly as the revenues declined.

Our projected compounded annual growth rate for Jefferson Wells takes into account the operating leverage expected as a result of the reorganization noted above as well as the changes already made to the fixed cost base in the 2008 reorganization and the expected revenue growth over the ten-year period.

The estimated fair value and carrying value as determined in our interim goodwill impairment test as of December 31, 2008, along with the sensitivity analysis of the estimated fair value are, as follows:

(in millions)	Right Management	Jefferson Wells
Estimated fair value as of December 31, 2008	$552.2	$224.1

Carrying value as of December 31, 2008	$467.7	$174.1

Sensitivity of estimated fair value:

Estimated fair value in the event of a 1% reduction
in earnings and revenue growth rates	$443.0	$199.4

Estimated fair value in the event of a 1% increase
in the market participant discount rate	$485.6	$189.4

Our annual impairment test will occur in the third quarter of 2009. If we continue to experience volatility in our stock prices and/or a further erosion of actual and projected revenues, we may have a material impairment charge related to one or more of our reporting units, such as Jefferson Wells.

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

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements.  In addition, from time to time, we and our representatives may make statements that are forward-looking.  All forward-looking statements involve risks and uncertainties.  The information in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements.  Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions.  Some or all of the factors identified in our annual report on Form 10-K may be beyond our control.  We caution that any forward-looking statement reflects only our belief at the time the statement is made.  We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million. The plan was announced on August 27, 2007.  Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under this authorization, as well as shares acquired in satisfaction of tax withholding obligations relating to equity awards.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1- 30, 2009	-		$-	-	1,026,490
May 1 - 31, 2009	-		-	-	1,026,490
June 1 - 30, 2009	221	(1)	-	-	1,026,490	(2)

(1) Shares of restricted stock delivered by a director to Manpower, upon vesting, to satisfy tax withholding requirements.

(2) Not to exceed a total purchase price of $182.1 million.

Item 4 – Submission of Matters to a Vote of Security Holders

Information requested by this item was previously provided in our quarterly report on Form 10-Q for the period ended March 31, 2009.

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

(e)	advice regarding tax issues relating to our internal reorganizations; and

(f)	reviews of our quarterly financial statements.

Item 6 – Exhibits

3.1	Amended and Restated By-laws of Manpower Inc., incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2009.

10.1	Form of Indemnification Agreement between Manpower Inc. and Roberto Mendoza, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: July 31, 2009

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated By-laws of Manpower Inc., incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2009.
10.1	Form of Indemnification Agreement between Manpower Inc. and Roberto Mendoza, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Office, pursuant to 18 U.S.C. ss. 1350.
32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.