Form 10-Q
period 2009-09-30
MANPOWER INC /WI/
filed 2009-10-29
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
September 30, 2009
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares Outstanding
Class	at October 27, 2009
Common Stock, $.01 par value	78,455,863

MANPOWER INC. AND SUBSIDIARIES

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-18
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-36
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	Controls and Procedures	37

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 5	Other Information	39
Item 6	Exhibits	40

SIGNATURES		41

EXHIBIT INDEX		42

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	September 30,	December 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$1,200.6	$874.0
Accounts receivable, less allowance for doubtful accounts of $127.9 and $118.5, respectively	3,158.8	3,629.7
Prepaid expenses and other assets	191.5	119.9
Future income tax benefits	59.1	66.5
Total current assets	4,610.0	4,690.1

OTHER ASSETS:
Goodwill	959.0	972.9
Intangible assets, less accumulated amortization of $95.2 and $78.4, respectively	403.6	415.2
Other assets	343.6	326.6
Total other assets	1,706.2	1,714.7

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	746.2	744.0
Less: accumulated depreciation and amortization	553.0	530.6
Net property and equipment	193.2	213.4
Total assets	$6,509.4	$6,618.2

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2009	2008
CURRENT LIABILITIES:
Accounts payable	$1,007.9	$903.2
Employee compensation payable	200.9	213.2
Accrued liabilities	515.7	577.9
Accrued payroll taxes and insurance	550.7	617.5
Value added taxes payable	417.7	479.2
Short-term borrowings and current maturities of long-term debt	177.3	115.6
Total current liabilities	2,870.2	2,906.6

OTHER LIABILITIES:
Long-term debt	731.6	837.3
Other long-term liabilities	341.4	390.5
Total other liabilities	1,073.0	1,227.8

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 104,280,275 and 103,756,138 shares, respectively	1.0	1.0
Capital in excess of par value	2,533.6	2,514.8
Retained earnings	1,143.5	1,201.2
Accumulated other comprehensive income (loss)	113.4	(8.9)
Treasury stock at cost, 25,822,798 and 25,791,941 shares, respectively	(1,225.3)	(1,224.3)
Total shareholders’ equity	2,566.2	2,483.8
Total liabilities and shareholders’ equity	$6,509.4	$6,618.2

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues from services	$4,192.1	$5,668.4	$11,635.8	$16,959.9

Cost of services	3,485.5	4,640.8	9,564.0	13,811.0
Gross profit	706.6	1,027.6	2,071.8	3,148.9

Selling and administrative expenses	664.6	843.5	2,002.2	2,625.5
Goodwill and intangible asset impairment charges	61.0	163.1	61.0	163.1
Selling and administrative expenses	725.6	1,006.6	2,063.2	2,788.6
Operating (loss) profit	(19.0)	21.0	8.6	360.3

Interest and other expenses	29.3	13.4	52.0	38.6
(Loss) earnings before income taxes	(48.3)	7.6	(43.4)	321.7

Provision for income taxes	2.1	50.8	(14.6)	182.0
Net (loss) earnings	$(50.4)	$(43.2)	$(28.8)	$139.7
Net (loss) earnings per share – basic	$(0.64)	$(0.55)	$(0.37)	$1.77
Net (loss) earnings per share – diluted	$(0.64)	$(0.55)	$(0.37)	$1.75
Weighted average shares – basic	78.4	78.6	78.3	79.1
Weighted average shares – diluted	78.4	78.6	78.3	80.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	9 Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(28.8)	$139.7
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	72.8	81.9
Non-cash goodwill and intangible asset impairment charges	61.0	163.1
Deferred income taxes	(12.1)	(36.8)
Provision for doubtful accounts	20.9	14.2
Loss from sale of an equity investment	10.3	-
Share-based compensation	12.5	15.3
Excess tax benefit on exercise of stock options	(0.1)	(0.5)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	648.6	76.8
Other assets	(69.5)	(35.5)
Other liabilities	(303.7)	31.0
Cash provided by operating activities	411.9	449.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27.0)	(70.6)
Acquisitions of businesses, net of cash acquired	(21.3)	(224.4)
Proceeds from the sale of an equity investment	13.3	-
Proceeds from the sale of property and equipment	3.3	4.1
Cash used in investing activities	(31.7)	(290.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(25.1)	-
Proceeds from long-term debt	146.4	189.5
Repayments of long-term debt	(210.0)	(102.1)
Proceeds from share-based awards	9.7	12.5
Excess tax benefit on exercise of stock options	0.1	0.5
Repurchases of common stock	-	(125.3)
Dividends paid	(29.0)	(29.2)
Cash used in financing activities	(107.9)	(54.1)

Effect of exchange rate changes on cash	54.3	(9.7)
Change in cash and cash equivalents	326.6	94.5

Cash and cash equivalents, beginning of year	874.0	537.5
Cash and cash equivalents, end of period	$1,200.6	$632.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$56.9	$56.4
Income taxes paid	$31.4	$115.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(in millions, except share and per share data)

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

Goodwill and Intangible Assets

In accordance with the current accounting guidance for goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived intangible assets at our unit of account level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2009, which resulted in a non-cash impairment charge of $61.0 for goodwill associated with our Jefferson Wells reporting unit for the three and nine months ended September 30, 2009.

The impairment was due in part to the continued deterioration in market conditions, which has resulted in Jefferson Wells experiencing a significant revenue decline during the current year as compared to the prior year. The discount rate was also impacted unfavorably by a 1% increase to our equity risk premium as a result of current market conditions and economic uncertainty.

The accounting guidance requires a two-step method for determining goodwill impairment. In the first step, we determined the fair value of each reporting unit, generally by utilizing an income approach derived from a discounted cash flow methodology. For certain of our reporting units, a combination of the income approach (weighted 75%) and the market approach (weighted 25%) derived from comparable public companies was utilized. The income approach is developed from management’s forecasted cash flow data. Therefore, it represents an indication of fair market value reflecting management’s internal outlook for the reporting unit. The market approach utilizes the Guideline Public Company Method to quantify the respective reporting unit’s fair value based on revenue and earnings multiples realized by similar public companies. The market approach is more volatile as an indicator of fair value as compared to the income approach. We believe that each approach has its merits. However in the instances where we have utilized both approaches, we have weighted the income approach more heavily than the market approach because we believe that management’s assumptions generally provide greater insight into the reporting unit’s fair value.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2009 included: expected revenue growth rates, operating unit profit margins, and working capital levels; discount rates ranging from 10.7% to 22.2%; and a terminal value multiple. The discount rates were impacted unfavorably by a 1% increase to our equity risk premium as a result of current market conditions and economic uncertainty. The expected future revenue growth rates were determined after taking into consideration our historical revenue growth rates, our assessment of future market potential, our expectations of future business performance as well as an assumed modest economic recovery beginning in the middle of 2010.

If the reporting unit’s fair value is less than its carrying value, we are required to perform a second step. In this step, we allocate the fair value of the reporting unit to all of the assets and liabilities of the reporting unit, including any unrecognized intangibles assets, in a “hypothetical” calculation to determine the implied fair value of the goodwill.  The impairment charge, if any, is measured as the difference between the implied fair value of the goodwill and its carrying value.

Under the current accounting guidance, we are also required to test our indefinite-lived intangible assets for impairment by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s fair value is less than its carrying value, an impairment loss is recognized for the difference. There was no significant impairment of our indefinite-lived intangible assets recorded in the third quarter of 2009.

Subsequent Events

On October 16, 2009, we amended our revolving credit agreement to revise certain terms and financial covenants (the “Amended Revolving Credit Agreement”). The Amended Revolving Credit Agreement reduced the size of the facility from $625.0 to $400.0. In addition, the Amended Revolving Credit Agreement requires that we comply with maximum Debt-to-EBITDA ratios, ranging from 3.25 to 1 to 6.00 to 1, and minimum Fixed Charge Coverage ratios, ranging from 1.25 to 1 to 2.00 to 1. As of September 30, 2009, we were required to have a Debt-to-EBITDA ratio of less than 3.25 to 1 and a Fixed Charge Coverage ratio of greater than 1.50 to 1. As defined in the Amended Revolving Credit Agreement, we had a Debt-to-EBITDA ratio of 2.83 to 1 and a Fixed Charge Coverage ratio of 1.95 to 1 as of September 30, 2009. The Amended Revolving Credit Agreement did not revise the expiration date of November 2012.

Also on October 16, 2009, we repaid the €100.0 ($146.4) borrowing outstanding under our Amended Revolving Credit Agreement, and terminated the related interest rate swap agreements. As a result, we incurred approximately $7.5 of expense, which was recorded as interest expense in the third quarter ended September 30, 2009. These outstanding borrowings were classified as a current liability as of September 30, 2009.

We have evaluated other events and transactions occurring after the balance sheet date through October 29, 2009, which is the date that the financial statements are issued, and noted no other events that are subject to recognition or disclosure.

2) New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on retirement benefits. The new guidance requires additional disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance will be effective for our 2009 annual disclosures.

In May 2009, the FASB issued new accounting guidance on subsequent events. The new guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted the guidance effective second quarter 2009. See Note 1 for the disclosure.

In June 2009, the FASB issued new accounting guidance on transfers of financial assets. The new guidance eliminates the concept of a qualifying special-purpose entity and removes the exception from applying the current guidance for consolidation of variable interest entities to qualifying special purpose entities. The new guidance also defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The Statement also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The guidance will be effective for us in 2010. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities. The new guidance amends the process for identifying the primary beneficiary in variable interest entities and requires ongoing assessments for purposes of identifying the primary beneficiary. The new guidance will be effective for us in 2010. We are currently assessing the impact of the adoption of this statement.

In October 2009, the FASB issued new accounting guidance on multiple-deliverable revenue arrangements. The new guidance amends the criteria for separating deliverables as well as how to measure and allocate consideration for multiple arrangements. The guidance also expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The new guidance will be effective prospectively for our revenue arrangements entered into or materially modified in 2011. We are currently assessing the impact of the adopting of this statement.

(3) Stock Compensation Plans

We recognized share-based compensation expense of approximately $5.0 and $1.0 for the three months ended September 30, 2009 and 2008, respectively, and $12.5 and $15.3 for the nine months ended September 30, 2009 and 2008, respectively. The expense relates to grants of stock options, deferred stock, restricted stock, and performance share units. Cash received from stock option exercises was $10.6 and $12.5 for the nine months ended September 30, 2009 and 2008, respectively. We recognize share-based compensation expense related to grants of share-based awards in Selling and Administrative Expenses on a straight-line basis over the service period of each award.

(4) Acquisitions, Dispositions and Reorganization Costs

Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, in the nine months ended September 30 was $21.3 and $224.4 for 2009 and 2008, respectively.

Dispositions

In September 2009, we sold an equity investment in Japan for cash of $13.3. This transaction resulted in a loss of $10.3, which was recorded in Interest and Other Expenses.

Reorganization Costs

In the first three quarters of 2009 and fourth quarter of 2008, we recorded reorganization charges of $58.0 ($20.8 in 2009 and $37.2 in 2008) in Selling and Administrative Expenses, primarily related to severances as well as office closures and consolidations in several countries. As of September 30, 2009, $44.7 has been paid out of the reserves recorded in 2009 and 2008, of which $36.3 was paid during the nine months ended September 30, 2009. We expect a majority of the remaining $13.3 will be paid by the end of 2010. For reorganization charges recorded prior to 2008, there was $0.7 remaining to be paid as of September 30, 2009, a majority of which we expect will be paid in 2009.

(5) Income Taxes

We recorded an income tax expense at an effective rate of -4.2% for the third quarter of 2009, compared to an effective rate of 672.5% for the third quarter of 2008. The change in the rate was due to the non-deductibility of the goodwill impairment charges related to Jefferson Wells in 2009 and Right Management in 2008, as well as a change in the amount and mix of non-U.S. earnings and related cash repatriations. Excluding the impact of discrete items, our effective tax rate for the third quarter of 2009 was 34.6%. This rate is different than the U.S. Federal statutory rate of 35% and our 2008 annual effective tax rate of 36.6% due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances recorded on non-U.S. net operating losses and other permanent items.

We recorded an income tax benefit at an effective rate of 33.8% for the nine months ended September 30, 2009, compared to an income tax expense at an effective rate of 56.6% for the nine months ended September 30, 2008. The change in the rate was due to the non-deductibility of the goodwill impairment charges related to Jefferson Wells in 2009 and Right Management in 2008, as well as a change in the amount and mix of non-U.S. earnings and related cash repatriations. Excluding the impact of discrete items, our effective tax rate for the first nine months of 2009 was 38.3%. This rate is different than the U.S. Federal statutory rate of 35% and our 2008 annual effective tax rate of 36.6% due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances recorded on non-U.S. net operating losses and other permanent items.

As of September 30, 2009, we had gross unrecognized tax benefits of $48.6 and related tax benefits of $12.8 recorded in accordance with the current accounting guidance for uncertainty in income taxes. Our accrual is related to various tax jurisdictions, including $2.0 of interest and penalties. As of December 31, 2008, we had gross unrecognized tax benefits of $50.9 and related tax benefits of $12.8. The net amount of $35.8 as of September 30, 2009 would favorably affect the effective tax rate if recognized.  While we do not anticipate any significant changes in our unrecognized tax benefits, there are certain statutes of limitation that will be expiring over the next 12 months which may result in a benefit being recognized.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2004 through 2008 for our major operations in the U.S., France, the U.K., and Italy. As of September 30, 2009, we are subject to tax audits in the U.S., France, the U.K. and Australia, and we believe that the resolution of these audits will not have a material impact on earnings.  There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter ended September 30, 2009.

(6) Net (Loss) Earnings Per Share

The calculation of Net (Loss) Earnings Per Share – Basic and Net (Loss) Earnings Per Share – Diluted was as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (Loss) Earnings Per Share – Basic:
Net (loss) earnings available to common shareholders	$(50.4)	$(43.2)	$(28.8)	$139.7
Weighted-average common shares outstanding	78.4	78.6	78.3	79.1
	$(0.64)	$(0.55)	$(0.37)	$1.77
Net (Loss) Earnings Per Share – Diluted:
Net (loss) earnings available to common shareholders	$(50.4)	$(43.2)	$(28.8)	$139.7
Weighted-average common shares outstanding	78.4	78.6	78.3	79.1
Effect of restricted stock grants	-	-	-	0.8
Effect of dilutive securities – stock options	-	-	-	0.1
	78.4	78.6	78.3	80.0
	$(0.64)	$(0.55)	$(0.37)	$1.75

Due to the net loss for the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2009, the assumed exercise of stock-based awards had an antidilutive effect and therefore were excluded from the computation of Net Loss Per Share – Diluted. There were 6.5 and 5.6 of stock-based awards excluded from the calculation for the three months ended September 30, 2009 and 2008, respectively. There were 6.5 stock-based awards excluded from the calculation for the nine months ended September 30, 2009. There were 1.6 stock-based awards excluded from the calculation for the nine months ended September 30, 2008 because the exercise price for these stock-based awards is greater than the average market price of our common shares during the period.

(7) Accounts Receivable Securitization

In June 2009, we terminated our $100.0 Receivables Facility program, which would have expired in July 2009. We terminated the program as we did not anticipate a need for this liquidity and anticipated a significant increase in associated fees and borrowing costs.

(8) Goodwill

This presentation reflects the realignment of our segments that occurred during the first quarter of 2009. See Note 14 to the Consolidated Financial Statements for further information. Changes in the recorded carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas	France	EMEA(1)	Asia Pacific	Right Management	Jefferson Wells	Corporate(2)	Total
Balance, December 31, 2008	$162.3	$3.6	$266.2	$56.5	$140.0	$1.0	$343.3	$972.9
Goodwill acquired	7.5	3.4	-	-	3.5	-	-	14.4
Currency and other	1.7	0.3	22.2	2.8	5.9	-	(0.2)	32.7
Goodwill impairment	-	-	-	-	-	-	(61.0)	(61.0)
Balance, September 30, 2009	$171.5	$7.3	$288.4	$59.3	$149.4	$1.0	$282.1	$959.0

(1)  Balances related to Italy are $5.0 and $4.8 as of September 30, 2009 and December 31, 2008. The increase represents the impact of currency.

(2) For further information on the goodwill impairment charges, see Note 1 to the Consolidated Financial Statements.

The majority of the Corporate balance at September 30, 2009 relates to goodwill attributable to our acquisitions of Right Management ($184.4) and Jefferson Wells ($88.2), including the 2009 goodwill impairment charge. For purposes of monitoring our total assets by segment, we do not allocate these balances to their respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See the table below for the composition of goodwill balances by reporting unit.

Goodwill balances by reporting unit were as follows:

	September 30,	December 31,
	2009	2008
Right Management	$333.8	$324.4
United States	158.5	150.9
Elan	127.2	116.1
Netherlands (Vitae)	89.6	85.4
Jefferson Wells	89.2	150.2
Other reporting units	160.7	145.9
Total goodwill	$959.0	$972.9

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$3.0	$3.5	$8.5	$10.6
Interest cost	3.6	3.8	10.4	11.7
Expected return on assets	(3.2)	(3.6)	(9.4)	(10.9)
Curtailment and settlement	-	-	(4.3)	-
Other	(0.4)	(0.1)	(1.0)	(0.2)
Total benefit cost	$3.0	$3.6	$4.2	$11.2

	Retiree Health Care Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$-	$-	$0.1	$0.1
Interest cost	0.3	0.3	1.0	1.0
Other	(0.1)	(0.2)	(0.5)	(0.4)
Total benefit cost	$0.2	$0.1	$0.6	$0.7

Effective January 1, 2009, we terminated our defined benefit plan in Japan and replaced it with a defined contribution plan, resulting in a curtailment and settlement gain of $4.3.

During the three and nine months ended September 30, 2009, contributions made to our pension plans were $7.6 and $11.7, respectively, and contributions made to our retiree health care plan were $0.6 and $1.8, respectively. We expect to make total contributions of $12.5 to our pension plans and $2.5 to our retiree health care plan during 2009.

 (10) Shareholders’ Equity

The components of Comprehensive Income (Loss), net of tax, were as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) earnings	$(50.4)	$(43.2)	$(28.8)	$139.7
Other comprehensive income:
Foreign currency translation gain (loss)	57.4	(220.6)	115.2	(119.0)
Unrealized gain (loss) on investments	2.5	(1.8)	3.4	(4.1)
Reclassification to earnings of loss on derivatives	4.3	-	4.3	-
Unrealized (loss) gain on derivatives	-	(0.8)	0.3	1.1
Defined benefit pension plans	0.1	2.1	(0.5)	0.4
Retiree health care plan	(0.1)	(0.1)	(0.4)	(0.4)
Comprehensive income (loss)	$13.8	$(264.4)	$93.5	$17.7

The components of Accumulated Other Comprehensive Income (Loss), net of tax, were as follows:

	September 30,	December 31,
	2009	2008
Foreign currency translation gain	$119.2	$4.0
Unrealized gain on investments	5.7	2.3
Unrealized loss on derivatives	-	(4.6)
Defined benefit pension plans	(15.7)	(15.2)
Retiree health care plan	4.2	4.6
Accumulated other comprehensive income (loss)	$113.4	$(8.9)

During the nine months ended September 30, 2009, we made no share repurchases. There were 1.1 million shares, at a cost of up to $182.1, remaining authorized for repurchase under our 2007 authorization as of September 30, 2009. During the three and nine months ended September 30, 2008, we repurchased 1.5 million and 2.2 million shares, respectively, at a total cost of $70.9 and $112.1, respectively, under the same authorization.

On April 28, 2009, the Board of Directors declared a cash dividend of $0.37 per share, which was paid on June 15, 2009 to shareholders of record on June 3, 2009.

On October 27, 2009, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on December 15, 2009 to shareholders of record on December 3, 2009.

(11) Interest and Other Expenses

Interest and Other Expenses consist of the following:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest expense	$21.5	$16.2	$48.5	$48.9
Interest income	(1.7)	(5.4)	(9.3)	(16.5)
Foreign exchange (gain) loss	(0.6)	(0.6)	0.9	(2.1)
Miscellaneous (income) expense, net	(0.2)	3.2	1.6	8.3
Loss from sale of an equity investment	10.3	-	10.3	-
Interest and other expenses	$29.3	$13.4	$52.0	$38.6

Included in interest expense for the three and nine months ended September 30, 2009 was $7.5, which was recorded as a result of our repayment of the borrowings outstanding under the Amended Revolving Credit Agreement and our termination of the interest rate swap agreements.

(12) Derivative Financial Instruments and Related Fair Value

We are exposed to various risks relating to our ongoing business operations. The primary risks, which are managed through the use of derivative instruments, are foreign currency exchange rate risk and interest rate risk. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our exposure to market risk for changes in interest rates relates primarily to our Long-Term Debt obligations. We have historically managed interest rate risk through the use of a combination of fixed and variable rate borrowings and interest rate swap agreements. In accordance with the current accounting guidance for derivative instruments and hedging activities, we record all of our derivative instruments as either an asset or liability measured at their fair values.

As disclosed in Note 1 to the Consolidated Financial Statements, we repaid the €100.0 ($146.4) borrowing outstanding under our Amended Revolving Credit Agreement and terminated the related interest rate swap agreements on October 16, 2009. Our interest rate swap agreements had been designated as cash flow hedges of interest costs on our Euro-denominated variable rate borrowings. The interest rate swap agreements had a notional value of €100.0 ($146.4) and fixed the variable portion of the interest rate on these borrowings, on a weighted-average basis, at 5.71% until July 2010. The total interest rate on these borrowings was 6.21%, including the 50 basis point credit spread as defined in our previous revolving credit agreement.

For cash flow hedges, we recorded the effective portions of our interest rate swap agreements as a component of Accumulated Other Comprehensive Income (Loss) (“Accumulated OCI”) until we determined that it was probable as of September 30, 2009 that we would repay our outstanding borrowings under our revolving credit facility subsequent to our period end. We realized the costs included in Accumulated Other Comprehensive Income (Loss) as interest expense by recording $6.4 in the Consolidated Statement of Operations for the three and nine months ended September 30, 2009. As of period end, we have a $6.4 liability, included in Other Liabilities, related to the fair value of our interest rate swap agreements.

A portion of our revolving credit agreement borrowings, €52.1 ($76.3), the €200.0 ($292.8) Notes and the €300.0 ($439.2) Notes were designated as economic hedges of our net investment in our foreign subsidiaries with a Euro functional currency as of September 30, 2009. Subsequent to September 30, 2009, we dedesignated the remainder of the revolving credit agreement borrowings when we repaid these borrowings on October 16, 2009.

For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign subsidiary, the gain or loss associated with foreign currency translation is recorded as a component of Accumulated OCI, net of taxes. As of September 30, 2009, we had a $94.7 loss included in Accumulated OCI, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a loss of $0.6 associated with our forward contracts in Interest and Other Expenses for the quarter ended September 30, 2009 related to the forward contracts. We had a $2.2 liability related to the forward contracts’ fair value included in Other Long-Term Liabilities as of September 30, 2009.

The fair value measurements of those items recorded in our consolidated balance sheets as of September 30, 2009 are as follows:

		Fair Value Measurements Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.3	$0.3	$-	$-
	$0.3	$0.3	$-	$-
Liabilities
Interest rate swaps	$6.4	$-	$6.4	$-
Forward contracts	2.2	-	2.2	-
	$8.6	$-	$8.6	$-

The carrying value of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and other current assets and liabilities approximates their fair value because of the short-term nature of these instruments. The carrying value of Long-Term Debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes was $714.6 and $654.7 as of September 30, 2009 and December 31, 2008, respectively, compared to a carrying value of $730.4 and $696.6, respectively.

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

	3 Months Ended September 30		9 Months Ended September 30
	2009	2008	2009	2008
Revenues from Services:
Americas:
United States (a)	$409.8	$519.8	$1,157.9	$1,482.9
Other Americas	243.5	293.0	683.4	869.9
	653.3	812.8	1,841.3	2,352.8

France	1,314.1	1,892.1	3,371.1	5,584.2
EMEA:
Italy	231.0	375.7	681.5	1,218.3
Other EMEA	1,381.8	1,951.7	3,903.7	5,856.1
	1,612.8	2,327.4	4,585.2	7,074.4
Asia Pacific	427.9	453.6	1,259.3	1,392.5
Right Management	135.7	108.3	429.8	328.6
Jefferson Wells	48.3	74.2	149.1	227.4
Consolidated (b)	$4,192.1	$5,668.4	$11,635.8	$16,959.9

Operating Unit Profit: (c)
Americas:
United States	$(0.9)	$12.1	$(21.2)	$34.1
Other Americas	5.5	6.5	14.2	21.9
	4.6	18.6	(7.0)	56.0

France	10.6	66.1	15.8	189.9
EMEA:
Italy	8.6	29.3	16.8	96.0
Other EMEA	17.1	76.3	14.0	209.1
	25.7	105.6	30.8	305.1

Asia Pacific	4.0	8.0	19.6	30.6
Right Management	21.2	7.5	92.6	27.7
Jefferson Wells	(0.6)	(1.6)	(18.3)	(5.8)
	65.5	204.2	133.5	603.5

Corporate expenses	23.5	20.1	63.9	80.1
Goodwill and intangible asset impairment charges	61.0	163.1	61.0	163.1
Operating (Loss) Profit	$(19.0)	$21.0	$8.6	$360.3

(a)    In the United States, where a majority of our franchises operate, Revenues from services included fees received from the related franchise offices of $3.0 and $4.5 for the three months ended September 30, 2009 and 2008, and $7.4 and $13.8 for the nine months ended September 30, 2009 and 2008, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $121.6 and $175.4 for the three months ended September 30, 2009 and 2008, respectively, and $323.7 and $602.7 for the nine months ended September 30, 2009 and 2008, respectively.

(b)    Our consolidated Revenues from services include fees received from our franchise offices of $5.7 and $8.0 for the three months ended September 30, 2009 and 2008, respectively, and $16.6 and $23.6 for the nine months ended September 30, 2009 and 2008, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $200.3 and $282.2 for the three months ended September 30, 2009 and 2008, respectively, and $533.3 and $911.6 for the nine months ended September 30, 2009 and 2008, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See financial measures on pages 30 and 31 for further information on constant currency and organic constant currency.

Business Overview

Manpower Inc. is a world leader in the employment services industry.  Our global network of approximately 4,000 offices in 82 countries and territories allows us to meet the needs of our clients in all industry segments, whether they are global, multinational or local companies.  By offering a complete range of services, we can help any company – no matter where they are in their business evolution – raise productivity through improved strategy, quality, efficiency and cost reduction across their total workforce.

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

Operating Results - Three Months Ended September 30, 2009 and 2008

Given the current economic environment and the level of revenue declines that we have experienced in our staffing markets, we have initiated a number of cost reduction measures to try to minimize the impact on our overall profitability.  Subsequent to September 2008, we have reviewed our direct costs and selling and administrative expenses and reduced our full-time equivalent employees by 7,000 or 20% of our employee base and closed 456 branches or 10% of our branches.  This includes the transition of a majority of Jefferson Wells professionals to project-based roles, where they are only compensated if utilized on client engagements as we try to improve our staff utilization in light of the revenue declines within this business.

In reviewing our various cost control measures, we continue to balance the value of preserving our branch network and investing in our strategic initiatives against the desire to reduce costs and maintain profitability.  We are focused on making the appropriate cost reductions, while trying to position ourselves to take advantage of any future economic recovery.  We believe this has allowed us to take market share because we have maintained our infrastructure at the appropriate level while upgrading the skills of our sales team.  We believe that maintaining our brand presence in key markets is critical to our ability to rebound quickly when the economic conditions improve.  In the third quarter of 2009, we made the decision not to take any further significant actions.  However, if the economic downturn continues for an extended period of time, or becomes more severe, we may decide to undertake further cost reductions, primarily consisting of additional employee reductions and branch closures.

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

The following table presents selected consolidated financial data for the three months ended September 30, 2009 as compared to 2008.

(in millions except per share data)	2009	2008	Variance	Constant Currency Variance
Revenues from services	$4,192.1	$5,668.4	(26.0)%	(21.5)%

Cost of services	3,485.5	4,640.8	(24.9)	(20.2)
Gross profit	706.6	1,027.6	(31.2)	(27.5)
Gross profit margin	16.9%	18.1%

Selling and administrative expenses	664.6	843.5	(21.2)	(16.9)
Goodwill and intangible asset impairment charges	61.0	163.1
Selling and administrative expenses	725.6	1,006.6	(27.9)	(24.3)

Operating (loss) profit	(19.0)	21.0	N/A	N/A
Operating (loss) profit margin	(0.5)%	0.4%

Interest and other expenses	29.3	13.4	118.0
(Loss) earnings before income taxes	(48.3)	7.6	N/A	N/A

Provision for income taxes	2.1	50.8
Effective income tax rate	(4.2)%	672.5%
Net loss	$(50.4)	$(43.2)	N/A	N/A
Net loss per share – diluted	$(0.64)	$(0.55)	N/A	N/A
Weighted average shares – diluted	78.4	78.6	(0.3)%

The year-over-year decrease in Revenues was primarily attributable to:

o
decreased demand for services in most of our markets, including the Americas, France, EMEA, Asia Pacific and Jefferson Wells, where revenues decreased 14.4%, 26.8%, 23.8%, 10.5% and 34.9%, respectively, on a constant currency basis;

o	a 4.5% decrease due to the impact of currency exchange rates due to the strengthening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets;

o	offset by increased demand for Right Management’s services where revenues increased 29.2% on a constant currency basis.

We continued to see stabilization and, in some instances, an improvement in year-over-year revenue growth rates in the third quarter.  If the current unfavorable economic environment continues, we may continue to experience a significant decline in business volumes in all of our staffing segments, and an increase in business volumes in Right Management.  Since the demand for our services depends heavily on the economy and the labor markets in the various countries where we operate, it is difficult for us to predict the duration of these current trends, and therefore it is also difficult for us to predict our near-term revenue levels and profitability.

The year-over-year decrease in Gross Profit Margin was primarily attributable to:

o
a 132 basis point (-1.32%) decline from our temporary recruitment business due to pricing pressures in most major markets and a change in the mix of our staffing business as we are seeing our higher margin small/medium sized business decline at a faster rate than our key account business;

o	a 74 basis point (-0.74%) decline due to the 59.4% constant currency decline in our permanent recruitment business;

o
a 68 basis point (+0.68%) increase from our specialty business, primarily due to the growth of Right Management, where the gross profit margin is higher than the Company average, and margin expansion at Right Management resulting from the significant growth in the Career Transition business; and

o	an 11 basis point (+0.11%) increase due to the impact of currency exchange rates on the mix of our business.

The 27.9% decrease in Selling and Administrative Expenses for the third quarter of 2009, or 24.3% decrease in constant currency, was attributable to:

o
a $61.0 million goodwill impairment charge recorded in the third quarter of 2009 related to Jefferson Wells as compared to a $163.1 million goodwill and intangible asset impairment charge recorded in the third quarter of 2008 related to Right Management (see Note 1 to the Consolidated Financial Statements for further information); and

o	our focus on reducing expenses and rebalancing our cost structure in response to the lower business volumes.

Selling and Administrative Expenses as a percent of revenue decreased 0.5% (-50 basis points) in the third quarter of 2009 compared to 2008.  This change consists of:

o	a 143 basis point (-1.43%) decrease due to the decrease in the goodwill impairment charge recorded in the third quarter of 2009 compared to the third quarter of 2008;

o
offset by a 95 basis point (+0.95%)  increase due primarily to the deleveraging of expenses given the drop in revenues, as we can only decrease expenses to a certain level without negatively impacting the long-term potential of our branch network and brands.

Interest and Other Expenses were $29.3 million for the third quarter of 2009 compared to $13.4 million for the same period in 2008.  Net Interest Expense increased $9.0 million in the third quarter to $19.8 million, primarily due to the $7.5 million of interest expense related to the early extinguishment of our interest rate swap agreements and the amended revolving credit facility (see Note 1 to the Consolidated Financial Statements for further information).  The remaining $1.5 million increase in Net Interest Expense is due to the decrease in interest income because of lower interest rates on our cash and investments.  Translation gains were $0.6 million in the third quarter of 2009 and 2008. Miscellaneous Expenses, net, which consist of other non-operating income and expenses, provided income of $0.2 million in the third quarter of 2009 compared to expense of $3.2 million in the third quarter of 2008.  In the third quarter of 2009, we also incurred a $10.3 million loss related to a sale of an equity investment in Japan.

We recorded an income tax expense at an effective rate of -4.2% for the third quarter of 2009, compared to an effective rate of 672.5% for the third quarter of 2008. The change in the rate was due to the non-deductibility of the goodwill impairment charges related to Jefferson Wells in 2009 and Right Management in 2008, as well as a change in the amount and mix of non-U.S. earnings and related cash repatriations. Excluding the impact of discrete items, our effective tax rate for the third quarter of 2009 was 34.6%. This rate is different than the U.S. Federal statutory rate of 35% and our 2008 annual effective tax rate of 36.6% due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances recorded on non-U.S. net operating losses and other permanent items.
Net Loss Per Share - Diluted was a loss of $0.64 per diluted share in the third quarter of 2009 compared to a loss of $0.55 per diluted share in the third quarter of 2008.  Included in Net Loss in the third quarter of 2009 were a $61.0 million, net of tax, or $0.78 per diluted share, goodwill impairment charge recorded related to Jefferson Wells, $4.6 million, net of tax, or $0.06 per diluted share, of interest expense related to the extinguishment of our interest rate swap agreements and amended revolving credit facility, and $5.3 million, net of tax, or $0.06 per diluted share related to the sale of an equity investment in Japan.  Included in Net Loss in the third quarter of 2008 is the goodwill and intangible asset impairment charge related to Right management of $154.6 million, net of tax, or $1.97 per diluted share.  Exchange rates had a $0.02 negative impact on Net Loss Per Share - Diluted in 2009 compared to 2008.  Weighted Average Shares - Diluted were 78.4 million shares in the third quarter of 2009, a decline of 0.3% from the third quarter of 2008.  This decline is primarily a result of share repurchases made in 2008.  There was no dilutive impact of stock-based awards in the third quarter of 2009 and 2008 as we were in a loss position in both years.

Operating Results - Nine Months Ended September 30, 2009 and 2008

The following table presents selected consolidated financial data for the nine months ended September 30, 2009 as compared to 2008.

(in millions except per share data)	2009	2008	Variance	Constant Currency Variance
Revenues from services	$11,635.8	$16,959.9	(31.4)%	(23.4)%

Cost of services	9,564.0	13,811.0	(30.8)	(22.5)
Gross profit	2,071.8	3,148.9	(34.2)	(27.0)
Gross profit margin	17.8%	18.6%

Selling and administrative expenses	2,002.2	2,625.5	(23.7)	(15.5)
Goodwill and intangible asset impairment charges	61.0	163.1
Selling and administrative expenses	2,063.2	2,788.6	(26.0)	(18.3)

Operating profit	8.6	360.3	(97.6)	(94.7)
Operating profit margin	0.1%	2.1%

Interest and other expenses	52.0	38.6	(34.7)
(Loss) earnings before income taxes	(43.4)	321.7	N/A

Provision for income taxes	(14.6)	182.0	N/A
Effective income tax rate	33.8%	56.6%
Net (loss) earnings	$(28.8)	$139.7	N/A	N/A
Net (loss) earnings per share – diluted	$(0.37)	$1.75	N/A
Weighted average shares – diluted	78.3	80.0	(2.1)%

 The year-over-year decrease in Revenues was primarily attributable to:

o
decreased demand for services in most of our markets, including the Americas, France, EMEA, Asia Pacific and Jefferson Wells, where revenues decreased 16.0%, 32.9%, 23.4%, 10.1% and 34.4%, respectively, on a constant currency basis;

o	an 8.0% decrease due to the impact of currency exchange rates due to the strengthening of the U.S. Dollar relative to the currencies in most of our non-U.S. markets, on average over the year;

o	offset by increased demand for Right Management’s services where revenues increased 39.8% on a constant currency basis.

The year-over-year decrease in Gross Profit Margin was primarily attributable to:

o
a 73 basis point (-0.73%) decline from our temporary recruitment business mainly due to pricing pressures in most of our markets because of the current economic environment, a change in the mix of our staffing business as we are seeing our higher-margin small/medium sized businesses decline at a faster rate than our key account business, and a change in the geographic mix of our staffing business as countries with higher gross profit margins, such as Sweden, Germany, the Netherlands and Italy reported larger declines in business than countries with relatively lower gross profit margins;

o	a 65 basis point (-0.65%) decline due to the 57.8% constant currency decline in our permanent recruitment business;

o	a 32 basis point (-0.32%) decline due to the favorable impact in 2008 from the modification to the calculation of payroll taxes in France;

o
offset by an 82 basis point (+0.82%) increase from our specialty business, primarily due to the growth of Right Management, where the gross profit margin is higher than the Company average, and margin expansion at Right Management resulting from the significant growth in the Career Transition business; and

o	a 12 basis point (+0.12%) increase due to the impact of currency exchange rates on the mix of our business.

The 26.0% decrease in Selling and Administrative Expenses for the nine months ended September 30, 2009, or 18.3% decrease in constant currency, was attributable to:

o	our focus on reducing expenses and rebalancing our cost structure in response to the lower business volumes;

o
a $61.0 million goodwill impairment charge recorded in the third quarter of 2009 related to Jefferson Wells compared to a $163.1 million goodwill and intangible asset impairment charge recorded in the third quarter of 2008 related to Right Management (see Note 1 to the Consolidated Financial Statements for further information);

o
a decline of $54.1 million of costs for a legal reserve related to the French competition investigation recorded in the second quarter of 2008 (see Note 13 to the Consolidated Financial Statements for further information);

o
a $4.3 million gain in Japan related to the termination of a defined benefit plan, a $3.9 million reversal related to the French competition investigation and a $4.9 million reversal of an acquisition earn-out provision that we determined was no longer necessary, all of which were recorded in the first quarter of 2009; and

o	offset by $20.8 million of reorganization charges for severances and other office closure costs recorded in the first nine months of 2009.

Selling and Administrative Expenses as a percent of revenue increased 1.3% (+130 basis points) in the nine months ended September 30, 2009 compared to 2008.  This change consists of:

o
a 202 basis point  (+2.02%)  increase due primarily to the deleveraging of expenses given the decline in revenues, as we can only decrease expenses to a certain level without negatively impacting the long-term potential of our branch network and brands;

o	a 17 basis point (+0.17%) increase due to the global reorganization charges recorded in the first six months of 2009;

o	offset by a 46 basis point (-0.46%) decrease due to the legal reserve recorded related to the French competition investigation recorded in 2008; and

o	a 44 basis point (-0.44%) decrease due to the decrease in the goodwill impairment charge recorded in the third quarter of 2009 compared to third quarter of 2008.

Interest and Other Expenses were $52.0 million for the first nine months of 2009 compared to $38.6 million for the same period in 2008.  Net Interest Expense increased $6.8 million in the first nine months of 2009 to $39.2 million due primarily to the recording of $7.5 million of interest expense related to the early extinguishment of our interest rate swap agreements and amended revolving credit facility in the third quarter of 2009.  Excluding the impact of the interest rate swap, Net Interest Expense decreased $0.7 million in the first nine months of 2009 due to our Euro-denominated interest expense being translated into U.S. Dollars at a lower rate in 2009 compared to 2008.  Translation losses in the first nine months of 2009 were $0.9 million compared to gains of $2.1 million in the first nine months of 2008.  Miscellaneous Expenses, net, which consist of other non-operating income and expenses, were $1.6 million in the first nine months of 2009 compared to $8.3 million in the first nine months of 2008.  In the first nine months of 2009, we also incurred a $10.3 million loss related to a sale of an equity investment in Japan.

We recorded an income tax benefit at an effective rate of 33.8%, for the nine months ended September 30, 2009, compared to an income tax expense at an effective rate of 56.6%, for the nine months ended September 30, 2008. The change in the rate was due to the non-deductibility of the goodwill impairment charges related to Jefferson Wells in 2009 and Right Management in 2008, as well as a change in the amount and mix of non-U.S. earnings and related cash repatriations. Excluding the impact of discrete items, our effective tax rate for the first nine months of 2009 was 38.3%. This rate is different than the U.S. Federal statutory rate of 35% and our 2008 annual effective tax rate of 36.6% due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances recorded on non-U.S. net operating losses and other permanent items.

Net (Loss) Earnings Per Share - Diluted was a loss of $0.37 per diluted share in the first nine months of 2009 compared to earnings of $1.75 per diluted share in the first nine months of 2008.  Included in Net Loss in the first nine months of 2009 were a $61.0 million, net of tax, or $0.78 per diluted share, goodwill impairment charge recorded in the third quarter of 2009 related to Jefferson Wells, $13.6 million, net of tax, or $0.18 per diluted share, of reorganization charges recorded in the first nine months of 2009, $4.6 million net of tax, or $0.06 per diluted share, related to interest expense for the extinguishment of our interest rate swap agreements and amended revolving credit facility, and $5.3 million, net of tax, or $0.06 per diluted share, related to the sale of an equity investment in Japan. Included in Net Earnings in the first nine months of 2008 were $154.6 million, net of tax, or $1.93 per diluted share, goodwill and intangible asset impairment charge related to Right Management, $35.2 million, net of tax, or $0.44 per diluted share, of the benefit from the modification to the payroll tax calculation in France, and $50.0 million, net of tax, or $0.63 per diluted share, of the increase to the legal reserve related to the French competition investigation.  Exchange rates had a $0.05 negative impact on Net Earnings Per Share – Diluted.  Weighted Average Shares – Diluted were 78.3 million shares in the first nine months of 2009, a decline of 2.1% from the first nine months of 2008.  This decline is primarily a result of share repurchases in 2008 and no dilutive impact of stock-based awards in 2009 as we were in a loss position for the first nine months.

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

Americas

In the Americas, Revenues decreased 19.6% (-14.4% in constant currency) in the third quarter of 2009 compared to 2008.   In the United States (which represents 63.0% of the America’s revenues), Revenues declined 21.2%, or 24.0% excluding acquisitions.  Revenues in Other Americas declined 16.9%, or 2.3% in constant currency, with Mexico and Central America reporting revenue increases of 5.7% and 17.6% in constant currency, respectively and Argentina reporting revenue declines of 13.6% in constant currency.

The Americas segment declines were primarily due to a decrease in our staffing volumes, both in our core temporary recruitment business, particularly in the light industrial and the professional sectors, and in our permanent recruitment business, which declined 59.0% in the Americas and 64.7% in the United States.  These declines show stabilization and some improvement in the market from the declines experienced in the first and second quarter of 2009, where revenues for the Americas decreased 14.9% and 18.6% in constant currency, respectively.  The United States market also saw stabilization and year-over-year improvement in business volumes during the third quarter of 2009 and into the first few weeks of October primarily in the light industrial area, with some signs of improvement in the professional business.

Gross Profit Margin decreased during the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 due to a decrease in temporary staffing margins, which was caused primarily by the pricing pressures on our staffing business, and the decline in our permanent recruitment business.  Acquisitions had a slightly positive impact on Gross Profit Margin during the first nine months of 2009.

Selling and Administrative Expenses decreased during the third quarter and first nine months of 2009 compared to 2008, due primarily to continued cost control efforts in response to the slowing revenue levels, despite the impact of acquisitions.  Included in Selling and Administrative Expenses in the first nine months of 2009 was $0.8 million of reorganization costs, primarily related to severances.  Selling and Administrative Expenses as a percent of revenues remained constant in the third quarter of 2009 compared to the third quarter of 2008, but increased in the first nine months of 2009 compared to 2008, as we avoided expense reductions that would have a negative impact on the long-term potential of our branch network and brands.

Operating Unit Profit (“OUP”) Margin in the Americas was 0.7% and 2.3% for the third quarter of 2009 and 2008, respectively.  This decline is due to the decline in the United States, where OUP Margin was -0.2% in the third quarter of 2009 compared to 2.3% in 2008.  Other Americas OUP Margin was 2.2% in the third quarter of 2009 and 2008.  The decrease in the United States was due to the deleveraging effect of the revenue decline as revenues have declined more than expenses.  Acquisitions had a minimal impact on OUP Margin for the third quarter of 2009 and on a year-to-date basis.

OUP Margin in the Americas was -0.4% and 2.4% for the first nine months of 2009 and 2008, respectively.  This decline is primarily due to the decline in the United States, where OUP Margin was -1.8% in the first nine months of 2009 compared to 2.3% in 2009.  Other Americas OUP Margin was 2.1% in the first nine months of 2009 compared to 2.5% in the first nine months of 2008.  Acquisitions had a minimal impact on OUP Margin for the first nine months of 2009.

France

In France, Revenues decreased 30.5%, or 26.8% in constant currency during the third quarter of 2009 compared to 2008.  This constant currency decline was due to a decline in the demand for our services as a result of softening in the manufacturing and construction industries, which is a large portion of our staffing business in France.  The third quarter decline was an improvement from the 36.6% and 35.6% constant currency declines experienced in the first and second quarters of 2009, respectively, as we saw improving trends throughout the quarter.  During the first few weeks of the fourth quarter we continue to see modestly improving year-over-year revenue trends as our clients remain cautious as they move through a difficult market.  Permanent recruitment revenues declined 48.2% in constant currency in the third quarter of 2009 compared to 2008, a slight deterioration from that seen in the second quarter.

Gross Profit Margin decreased in the third quarter of 2009 compared to the third quarter of 2008 due primarily to declines in temporary staffing margins due to pricing pressures, and to the declines in the permanent recruitment business.  Gross Profit Margin decreased in the first nine months of 2009 compared to 2008 primarily due to the $53.7 million impact of the modification to the calculation of payroll taxes recorded in 2008.  Excluding this impact, Gross Profit Margin decreased from the prior year due to pricing pressures and the decline in the permanent recruitment business.

Selling and Administrative Expenses decreased during the third quarter of 2009 compared to 2008 due to cost reduction efforts in response to the slowing demand for services.  During the first nine months of 2009 compared to 2008, we also saw expense declines, partly due to unusual items in both years and partly as a result of our cost reduction efforts throughout the year. Included in Selling and Administrative Expenses for the first nine months of 2009 was the reversal of a $3.9 million (€3.0 million) legal reserve recorded in the first quarter of 2009 related to the French competition investigation and $0.8 million of reorganization charges related to office closures, most of which were recorded in the first quarter.  Included in the Selling and Administrative Expenses for the first nine months of 2008 was $54.1 million of costs recorded for a legal reserve related to the French competition investigation.  Selling and Administrative Expenses as a percentage of revenue, excluding the 2008 legal reserve costs, increased in the third quarter and first nine months of 2009 as compared to 2008 as we avoided expense reductions that would have a negative impact on the long-term potential of our branch network.

During the third quarter of 2009 and 2008, OUP Margin in France was 0.8% and 3.5%, respectively.  This decrease in OUP Margin was due to the expense deleveraging resulting from the significant decline in revenues. OUP Margin for the first nine months of 2009 was 0.5% compared to 3.4% in the first nine months of 2008. Included in OUP Margin for the first nine months of 2008 was the impact of the modification to the payroll tax calculation and the legal reserve related to the French competition investigation.  Excluding these 2008 items, OUP Margin decreased in the first nine months of 2009 due to the expense deleveraging resulting from the significant decline in revenues.

EMEA

In EMEA, which includes operations throughout Europe (excluding France), the Middle East and Africa, revenues decreased 30.7% (23.8% in constant currency) in the third quarter of 2009 compared to the third quarter of 2008.  Revenues in Other EMEA decreased 29.2%, or 21.6% in constant currency, while Italy had revenue declines of 38.5%, or 35.3% in constant currency.    Constant currency revenue declines were experienced in all major markets, but are showing year-over-year improvements compared to the first and second quarters, with the exception of Elan which reported a revenue decline of 28.1% in constant currency in the third quarter of 2009 compared to 17.3% in the second quarter of 2009.  It is fairly typical to see the IT professional market lag the recovery of the more traditional skills.  Italy also had improving year-over-year declines in business volumes during the third quarter of 2009 following their 40.3% constant currency decline in the second quarter. Permanent recruitment revenues in EMEA decreased 55.4% in constant currency during the quarter, a further decline from the 38.0% and 54.1% constant currency declines experienced in the first and second quarters of 2009, respectively, due to continuing declining trends in most of our markets.

Gross Profit Margin decreased in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 primarily due to the decline in the permanent recruitment business, the increase in pricing pressures in most of our markets and the shift in the mix of business to countries with lower profit margins.

Selling and Administrative Expenses decreased during the third quarter and first nine months of 2009 compared to the same periods in 2008 due to cost reduction efforts in response to the slowing revenue levels.  Included in Selling and Administrative Expenses in the first nine months of 2009 were $4.4 million in Other EMEA and $4.8 million in Italy of reorganization costs, primarily related to severances and office closures.  Offsetting these amounts was a $4.9 million (€3.8 million) reversal of an acquisition earn-out provision that was originally charged through earnings that we determined was no longer necessary.  Expenses as a percent of revenues increased in the third quarter and first nine months of 2009 compared to 2008 due to the expense deleveraging across the region, as revenues declined more than expenses.  Despite the decreases in expenses, we are continuing to maintain a structure and office network that we believe is appropriate given the future opportunity in the European geographies.

OUP Margin for EMEA was 1.6% and 4.5% for the third quarter of 2009 and 2008, respectively.  The decline was seen across the region, as OUP Margin for Other EMEA was 1.2% in 2009 compared to 3.9% in 2008, and was 3.7% compared to 7.8% for Italy.  The declines in OUP Margin were due to expense deleveraging as revenues declined more than expenses.  For the first nine months of 2009, OUP Margin for EMEA was 0.7% compared to 4.3% in 2008.  OUP Margin for Other EMEA was 0.4% in 2009 compared to 3.6% in 2008, and was 2.5% in the first nine months of 2009 in Italy compared to 7.9% in 2008.

Asia Pacific

Revenues for Asia Pacific decreased 5.6%, or 10.5% in constant currency, during the third quarter of 2009 compared to 2008, an improvement from the 12.7% decline in constant currency experienced in the second quarter of 2009.  Revenue decreases for the third quarter were experienced in most major markets including Japan and Australia.  In Japan, revenue declined 15.5% in constant currency during the third quarter of 2009 compared to 2008, however, we saw modest improvement in year-over-year revenue trends during the quarter.  In Australia, revenues declined 11.4%, which was an improvement from the 20.0% decline in constant currency experienced in the second quarter of 2009.  Revenues increased 7.0% in constant currency in India compared to flat revenue growth in the second quarter of 2009.  Permanent recruitment revenues have decreased 60.5% in constant currency during the first nine months of the year, as this business has been impacted more than the staffing business.

Gross Profit Margin decreased in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 primarily due to the decrease in the permanent recruitment business.

Selling and Administrative Expenses decreased in the third quarter and first nine months of 2009 compared to 2008 primarily due to the continued cost reduction efforts in response to the slowing revenue levels.  Included in Selling and Administrative Expenses in the first nine months of 2009 were $2.2 million of reorganization charges, primarily related to severances and office closures, and a $4.3 million (¥392.4 million) gain in Japan related to the termination of a defined benefit pension plan.  Expenses as a percent of revenues decreased in the third quarter and first nine months of 2009 compared to 2008, as we were able to reduce operating expenses to compensate for the decline in revenues.

OUP Margin for Asia Pacific was 0.9% in the third quarter of 2009 compared to 1.8% in the third quarter of 2008, as the decrease in gross profit margin exceeded the decrease in expenses.  OUP Margin for Asia Pacific was 1.6% for the first nine months of 2009 compared to 2.2% in the first nine months of 2008.

Right Management

Revenues for Right Management in the third quarter of 2009 increased 25.4%, or 29.2% on a constant currency basis, compared to the third quarter of 2008.  This increase in constant currency is the result of an increase in demand in the outplacement business, which is a counter-cyclical business, where revenues increase in an economic slowdown like we are currently experiencing.  This increase was offset somewhat by a decrease in the organizational consulting business; however, we continued to see some improvement in demand for this business in the quarter. The constant currency revenue increase for Right Management in the third quarter was a decline from the 43.4% and 46.5% constant currency increases experienced in the first and second quarters of 2009 as we saw some leveling off and declines in our outplacement volumes and the third quarter is a seasonally slow period for Right Management.

Gross Profit Margin increased in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 as we effectively managed our variable direct costs given the significant increase in revenues.

Selling and Administrative Expenses increased in the third quarter and first nine months of 2009 compared to the same periods in 2008 to support the increased levels of business activity.  However, as a percentage of revenue, expenses decreased in the third quarter and first nine months of 2009 compared to 2008, as we focused on leveraging our expense base to service the increased demand without a proportionate increase in expenses.

OUP Margin for Right Management was 15.6% in the third quarter of 2009 compared to 7.0% in the third quarter of 2008 due to the increase in Gross Profit Margin and the better leveraging of Selling and Administrative Expenses.  OUP Margin for Right Management was 21.4% in the first nine months of 2009 compared to 8.4% in the first nine months of 2008.

Jefferson Wells

Revenues for Jefferson Wells in the third quarter of 2009 declined 34.9% as we continue to see declines in discretionary spending by our clients because of the current economic environment. This decline is a slight improvement from the 36.5% decline experienced in the second quarter of 2009.

The Gross Profit Margin in the third quarter of 2009 declined slightly compared to the third quarter of 2008.  However due to a shift in our model to a variable workforce pay model and a transition of a number of employees into project-based roles, our margin in the third quarter has improved from the first and second quarters of 2009.

Selling and Administrative Expenses decreased during the third quarter of 2009 due to a reorganization that occurred in the fourth quarter of 2008 and second quarter of 2009 to realign the business in response to the lower revenue levels.  We recorded reorganization charges of $6.8 million in the first nine months of 2009, primarily related to severances and office closures.  As a percent of revenues, expenses have decreased in the third quarter due to the reorganization changes, but have increased in the first nine months of 2009 compared to 2008, as we could not decrease expenses to the extent of the revenue decline.

OUP Margin for Jefferson Wells improved in the third quarter of 2009 to -1.2% in the third quarter of 2009 compared to -2.1% in the third quarter of 2008 due to the decrease in selling and administrative expenses offsetting the decline in the gross profit margin. OUP Margin for Jefferson Wells decreased in the first nine months of 2009 to -12.2% compared to -2.5% in the first nine months of 2008.

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

A reconciliation to the percent variances calculated based on our financial results is provided below:

	Three Months Ended September 30, 2009 Compared to 2008
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency		Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
Americas:
United State	$409.8	(21.2)%	-%	(21.2	) %	2.8%	(24.0)%
Other Americas	243.5	(16.9)	(14.6)	(2.3)		-	(2.3)
	653.3	(19.6)	(5.2)	(14.4)		1.7	(16.1)

France	1,314.1	(30.5)	(3.7)	(26.8)		-	(26.8)
EMEA:
Italy	231.0	(38.5)	(3.2)	(35.3)		-	(35.3)
Other EMEA	1,381.8	(29.2)	(7.6)	(21.6)		-	(21.6)
	1,612.8	(30.7)	(6.9)	(23.8)		-	(23.8)

Asia Pacific	427.9	(5.6)	4.9	(10.5)		-	(10.5)
Right Management	135.7	25.4	(3.8)	29.2		-	29.2
Jefferson Wells	48.3	(34.9)	-	(34.9)		0.6	(35.5)
Manpower Inc.	$4,192.1	(26.0)	(4.5)	(21.5)		0.3	(21.8)

Gross Profit	$706.6	(31.2)	(3.7)	(27.5)		0.2	(27.7)
Selling and Administrative Expenses	$725.6	(27.9)	(3.6)	(24.3)		0.3	(24.6)
Operating Loss	$(19.0)	-	-	-		-	-

(a)  In millions for the three months ended September 30, 2009.

	Nine Months Ended September 30, 2009 Compared to 2008
	Reported Amount (a)	Reported Variance		Impact of Currency	Variance in Constant Currency		Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
Americas:
United States	$1,157.9	(21.9	) %	-%	(21.9	) %	5.7%	(27.6	) %
Other Americas	683.4	(21.4)		(15.6)	(5.8)		-	(5.8)
	1,841.3	(21.7)		(5.7)	(16.0)		3.5	(19.5)

France	3,371.1	(39.6)		(6.7)	(32.9)		-	(32.9)
EMEA:
Italy	681.5	(44.1)		(6.5)	(37.6)		-	(37.6)
Other EMEA	3,903.7	(33.3)		(12.8)	(20.5)		0.6	(21.1)
	4,585.2	(35.2)		(11.8)	(23.4)		0.5	(23.9)

Asia Pacific	1,259.3	(9.6)		0.5	(10.1)		-	(10.1)
Right Management	429.8	30.8		(9.0)	39.8		-	39.8
Jefferson Wells	149.1	(34.4)		-	(34.4)		1.4	(35.8)
Manpower Inc.	$11,635.8	(31.4)		(8.0)	(23.4)		0.7	(24.1)

Gross Profit	$2,071.8	(34.2)		(7.2)	(27.0)		0.9	(27.9)
Selling and Administrative Expenses	$2,063.2	(26.0)		(7.7)	(18.3)		0.9	(19.2)
Operating Profit	$8.6	(97.6)		(2.9)	(94.7)		0.8	(95.5)

 (a)  In millions for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Cash provided by operating activities was $411.9 million in the first nine months of 2009 compared to $449.2 million for the first nine months of 2008.  This decrease resulted from the lower operating earnings along with non-cash adjustments, offset by improved working capital.  The current economic environment has led our working capital needs to decline significantly, as we have seen a larger decrease in our accounts receivable than in our current liabilities.  Working capital needs decreased $275.4 million in the first nine months of 2009 compared to $72.3 million the first nine months of 2008.  The decrease in working capital needs resulted in a significant increase in our cash and cash equivalents, to $1,200.6 million as of September 30, 2009 from $874.0 million at December 31, 2008.

Accounts receivable decreased to $3,158.8 million as of September 30, 2009 from $3,629.7 million as of December 31, 2008.  This decrease is due primarily to decreased business volumes and a lower DSO (Days Sales Outstanding) offset by changes in foreign currency exchange rates.  As business volumes decline, we receive payment on accounts receivable at a faster rate than we add new accounts receivable.  In addition, our DSO for the third quarter of 2009 improved by five days compared to the fourth quarter of 2008 (seven days compared to the third quarter of 2008).  This improvement results from a law change in France as well as DSO reductions in a number of countries, as we have increased our focus on accounts receivable in the current economic environment.  The French law change was effective January 1, 2009 and requires all invoices in France to be paid within 60 days.  At September 30, 2009, this had a six day favorable impact on our overall DSO compared to the prior year.  At constant exchange rates, the June 30, 2009 accounts receivable balance would have been approximately $197.8 million lower than reported.

In addition to the cyclical factors impacting our cash flow and the other improvements in accounts receivable, we have also transitioned our temporary staff in France from a weekly payroll to a monthly payroll.  This change had an $85.0 million favorable impact on our working capital needs as the transitioning of the temporary staff payroll was implemented during the first half of 2009.

Offsetting these working capital reductions was the unfavorable impact of the €42.0 million ($55.6 million) competition case fine in France, which was paid in April of 2009.

Capital expenditures were $27.0 million in the first nine months of 2009 compared to $70.6 million in the first nine months of 2008.  These expenditures are primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.  The significant decrease in this amount reflects the decrease in office openings and refurbishments given the current economic environment.

From time to time, we acquire and invest in companies throughout the world, including franchises.  The total cash consideration for acquisitions, net of cash acquired, in the nine months ended September 30, 2009 was $21.3 million for 2009 compared to $224.4 million for 2008.

In September 2009, we sold an equity investment in Japan for cash proceeds of $13.3 million.

Repayments of debt were $88.7 million in the first nine months of 2009 compared to borrowings of $87.4 million in the first nine months of 2008.

Cash used to fund our operations is primarily generated through operating activities and our existing credit facilities.  We believe that our available cash and our existing credit facilities are sufficient to cover our future cash needs for the foreseeable future.  We assess and monitor our liquidity and capital resources globally.  We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities.

Our €300.0 million notes are due June 2012, our $400.0 million revolving credit agreement (as amended on October 16, 2009) expires in November 2012, and our €200.0 million notes are due June 2013.  When these facilities mature, we plan to repay these amounts with available cash or refinance them with new long-term facilities.  In the event that the economy continues to decline for an extended period of time, we may be unable to repay these amounts with available cash and, as such, we may need to replace these borrowings with new long-term facilities.  The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time.  We currently do not anticipate any problems accessing the credit markets should we need to replace our facilities.

As of September 30, 2009, we had borrowings of $146.4 million and letters of credit of $10.6 million outstanding under our revolving credit agreement.

On October 16, 2009, we amended our revolving credit agreement to revise certain terms and financial covenants.  The amended revolving credit agreement (“Amended Revolving Credit Agreement”) reduced the size of the facility from $625.0 million to $400.0 million. In addition, the Amended Revolving Credit Agreement requires that we comply with maximum Debt-to-EBITDA ratios, ranging from 3.25 to 1 to 6.00 to 1 beginning with the quarter ending September 20, 2009 through the quarter ending June 30, 2011, returning to a ratio of 3.25 to 1 for the quarter ending September 30, 2011 and each quarter thereafter, The Amended Revolving Credit Agreement also requires that we comply with minimum Fixed Charge Coverage ratios, ranging from 1.25 to 1 to 2.00 to 1 beginning with the quarter ended September 30, 2009 through the quarter ending December 31, 2011, returning to a ratio of 2.0 to 1 for the quarter ending March 31, 2012 and each quarter thereafter. As of September 30, 2009, we were required to have a Debt-to-EBITDA ratio of less than 3.25 to 1 and a Fixed Charge Coverage ratio of greater than 1.50 to 1. As defined in the Amended Revolving Credit Agreement, we had a Debt-to-EBITDA ratio of 2.83 to 1 and a Fixed Charge Coverage ratio of 1.95 to 1. The Amended Revolving Credit Agreement did not revise the termination date of November 2012.

Also on October 16, 2009, we repaid the €100.0 million ($146.4 million) borrowings outstanding under our Amended Revolving Credit Agreement, and terminated the related interest rate swap agreements. As a result, we incurred approximately $7.5 million of interest expense, which was recorded in the third quarter ended September 30, 2009, and reclassified our outstanding borrowings under the Amended Revolving Credit Agreement as a current liability as of the period end.

In June 2009, we terminated our $100.0 million Receivables Facility program, which would have expired in July 2009.  We terminated the program as we did not anticipate a need for this liquidity and anticipated a significant increase in associated fees and borrowing costs.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations.  As of September 30, 2009, such credit lines totaled $412.5 million, of which $382.1 million was unused.  Under the amended revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

In August 2009, our credit rating from Moody’s Investors Services was downgraded from Baa2 with a negative outlook to Baa3 with a stable outlook. Our credit rating from Standard and Poor’s is BBB- with a negative outlook.  The rating agencies use a proprietary methodology in determining their ratings and outlook which includes, among other things, financial ratios based upon debt levels and earnings performance.  Both of the current credit ratings are investment grade.

Under our Amended Revolving Credit Agreement, we have a ratings-based pricing grid which determines the facility fee and the credit spread that we add to the applicable interbank borrowing rate on all borrowings.  At our current credit ratings, the facility fee is 45 bps, and the credit spread is 255 bps.  Any further downgrades from the credit agencies would unfavorably impact our facility fees and result in additional costs ranging from approximately $0.6 million to $1.3 million annually.

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million.  Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities.  Under the 2007 authorization, we repurchased 3.9 million shares of common stock at a total cost of $217.9 million, none of which were repurchased in the first nine months of 2009.  There were 1.1 million shares, at a cost of up to $182.1 million, remaining authorized for repurchase under this authorization as of September 30, 2009.

On April 28, 2009, the Board of Directors declared a cash dividend of $0.37 per share, which was paid on June 15, 2009 to shareholders of record on June 3, 2009.

On October 27, 2009, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on December 15, 2009 to shareholders of record on December 3, 2009.

We have aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,712.7 million as of September 30, 2009 compared to $1,998.4 million as of December 31, 2008.

In the first three quarters of 2009 and fourth quarter of 2008, we recorded reorganization charges of $58.0 million ($20.8 million in 2009 and $37.2 million in 2008) in Selling and Administrative Expenses, primarily related to severances as well as office closures and consolidations in several countries. As of September 30, 2009, $44.7 million have been paid out of the reserves recorded in 2009 and 2008, of which $36.3 million was paid during the nine months ended September 30, 2009. We expect a majority of the remaining $13.3 million will be paid by the end of 2010.  For reorganization charges recorded prior to 2008, there is $0.7 million remaining to be paid as of September 30, 2009, a majority of which we expect will be paid in 2009.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $166.9 million and $158.0 million as of September 30, 2009 and December 31, 2008, respectively, consisting of $121.9 million and $107.6 million for guarantees, respectively, and $45.0 million and $50.4 million for stand-by letters of credit as of September 30, 2009 and December 31, 2008, respectively.  Guarantees primarily relate to bank accounts, operating leases and indebtedness.  The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness.  If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash.  Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements.  Therefore, they have been excluded from our aggregate commitments.  The cost of these letters of credit and guarantees was $0.9 million in the first nine months of 2009.  Given the current economic environment, the cost of these letters of credit and guarantees could increase for the remainder of 2009.

Application of Critical Accounting Policies

In accordance with the accounting guidance for goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived intangible assets at our unit of account level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2009, which resulted in non-cash impairment charge of $61.0 million ($61.0 million after-tax) for goodwill associated with our Jefferson Wells reporting unit for the three and nine months ended September 30, 2009.

The impairment was due in part to continued deterioration in market conditions, which has resulted in Jefferson Wells experiencing a significant revenue decline during the current year as compared to the prior year. The discount rate was also impacted unfavorably by a 1% increase to our equity risk premium as a result of current market conditions and economic uncertainty.

The accounting guidance requires a two-step method for determining goodwill impairment. In the first step, we determined the fair value of each reporting unit, generally by utilizing an income approach derived from a discounted cash flow methodology. For certain of our reporting units, a combination of the income approach (weighted 75%) and the market approach (weighted 25%) derived from comparable public companies was utilized. The income approach is developed from management’s forecasted cash flow data. Therefore, it represents an indication of fair market value reflecting management’s internal outlook for the reporting unit. The market approach utilizes the Guideline Public Company Method to quantify the respective reporting unit’s fair value based on revenue and earnings multiples realized by similar public companies. The market approach is more volatile as an indicator of fair value as compared to the income approach. We believe that each approach has its merits. However in the instances where we have utilized both approaches, we have weighted the income approach more heavily than the market approach because we believe that management’s assumptions generally provide greater insight into the reporting unit’s fair value.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2009 included: expected revenue growth rates, operating unit profit margins, and working capital levels; discount rates ranging from 10.7% to 22.2%; and a terminal value multiple. The discount rate was impacted unfavorably by a 1% increase to our equity risk premium as a result of current market conditions and economic uncertainty. The expected future revenue growth rates were determined after taking into consideration our historical revenue growth rates, our assessment of future market potential, our expectations of future business performance as well as an assumed modest economic recovery beginning in the middle of 2010.

The table below provides a sample of our reporting units’ estimated fair values and carrying values, which were determined as part our annual goodwill impairment test performed in the third quarter ended September 30, 2009.  Only those reporting units that have a significant amount of goodwill have been included. We have also included the sensitivity analysis of the estimated fair values as follows:

(in millions)	Right Management	United States	Elan	Netherlands (Vitae)	Jefferson Wells
Estimated fair values	$614.3	$444.2	$343.1	$206.0	$148.8

Carrying values	475.5	340.2	252.1	58.1	92.9

Sensitivity of estimated fair values:

Estimated fair values in the event of a 1% reduction in earnings and revenue growth rates	522.8	285.2	220.1	165.8	124.1

Estimated fair value in the event of a 1% increase in the market participant discount rate	558.4	393.6	304.7	181.6	136.3

If the reporting unit’s fair value is less than its carrying value as was the case for Jefferson Wells, we are required to perform a second step. In this step, we allocate the fair value of the reporting unit to all of the assets and liabilities of the reporting unit, including any unrecognized intangibles assets, in a “hypothetical” calculation to determine the implied fair value of the goodwill. The impairment charge, if any, is measured as the difference between the implied fair value of the goodwill and its carrying value.

Under the current accounting guidance, we are also required to test our indefinite-lived intangible assets for impairment by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s fair value is less than its carrying value, an impairment loss is recognized for the difference.  There was no significant impairment of our indefinite-lived intangible assets recorded in the third quarter of 2009.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2008 Annual Report on Form 10-K contains certain disclosures about market risks affecting us.  On October 16, 2009, we repaid €100.0 million ($146.4 million) of outstanding borrowings under our Amended Revolving Credit Agreement and terminated the related interest rate swap agreements. There were no other material changes to the information provided which would require additional disclosures as of the date of this filing.

To date, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future.  There can be no assurance, however, that the cost or availability of future borrowings, if any, under our credit facilities and other financing arrangements, will not be impacted by the ongoing credit market disruptions.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1- 31, 2009	-		$-	-	1,026,490
August 1 - 31, 2009	-		-	-	1,026,490
September 1 - 30, 2009	221	(1)	-	-	1,026,490	(2)

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

(f)           reviews of our quarterly financial statements; and

(g)           assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of a consent.

Item 6 – Exhibits

10.1	Amendment No. 4 to the Credit Agreement dated as of October 16, 2009, incorporated by reference to the Company’s Current Report on Form 8-K dated October 21, 2009.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: October 29, 2009

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 4 to the Credit Agreement dated as of October 16, 2009, incorporated by reference to the Company’s Current Report on Form 8-K dated October 21, 2009.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Office, pursuant to 18 U.S.C. ss. 1350.
32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.