Form 10-K
period 2009-12-31
MANPOWER INC /WI/
filed 2010-02-19
CIK 871763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2009
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,317,445,824 as of June 30, 2009. As of February 16, 2010, there were 78,667,931 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2009. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010.

PART I

The terms “Manpower,” “we,” “our,” “us,” or “the Company” refer to Manpower Inc. or Manpower Inc. and its consolidated subsidiaries, as appropriate in the context.

Item 1.	Business

Introduction and History

Manpower Inc. is a world leader in the employment services industry. Our global network of nearly 4,000 offices in 82 countries and territories allows us to meet the needs of our clients in all industry segments, whether they are global, multinational or local companies. By offering a complete range of services, we can help any company – no matter where they are in their business evolution – raise productivity through improved strategy, quality, efficiency and cost reduction across their total workforce.

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

•
Professional Services – Our Jefferson Wells brand is a high-value alternative to public accounting firms and other consulting groups, delivering professional services in the areas of risk advisory, tax, and finance and accounting.

This comprehensive and diverse business mix allows us to mitigate the cyclical effects of the national economies in which we operate.

Our leadership position also allows us to be a center for quality employment opportunities for people at all points in their career paths. In 2009, we found permanent and temporary jobs for three million people who work to help our more than 400,000 clients meet their business objectives. Seasoned professionals, skilled laborers, mothers returning to work, elderly persons wanting to supplement pensions and disabled individuals – all turn to the Manpower group of companies for employment. Similarly, governments of the nations in which we operate look to us to help reduce unemployment and train the unemployed with skills they need to enter the workforce. In this way, our Company is a bridge to permanent employment for those who desire it.

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

Our Internet address is www.manpower.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our Internet website:

•	our articles of incorporation and bylaws;

•	our Manpower Code of Business Conduct and Ethics;

•	our Corporate Governance Guidelines;

•	the charters of the Audit, Executive Compensation and Nominating and Governance Committees of the Board of Directors;

•	our guidelines for selecting board candidates;

•	our categorical standards for relationships deemed not to impair independence of non-employee directors;

•	our policy on services provided by independent auditors; and

•	our regular update on corporate social responsibility.

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

Our Operations

Americas

In the Americas, our operations under the Manpower and Manpower Professional brands are carried out through both branch and franchise offices. The total Americas segment had 808 branch and 220 franchise offices.  In the U.S., where we earned 62% of the Americas’ revenue, we had 530 branch and 205 stand-alone franchise offices as of December 31, 2009, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Mexico and Central America, we had 92 branch offices and in the South American Region, we had 151 branch and 9 franchise offices.  We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise. In the U.S., we provide client invoicing and payroll processing of our contingent workers for all branch offices and some of our franchise offices through our Milwaukee headquarters.

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

In the Americas, our Manpower operations provide a variety of employment services, including permanent, temporary and contract recruitment, assessment and selection, training, managed service solutions and outsourcing. During 2009 in this segment, approximately 41% of temporary and contract recruitment revenues were derived from placing office staff, 41% from placing industrial staff and 18% from placing professional and technical staff. For our U.S. operations in 2009, approximately 29% of the temporary and contract recruitment revenues were derived from placing office staff, 51% from placing industrial staff and 20% from placing professional and technical staff.

We also conduct business in the Americas under our Jefferson Wells and Right Management brands. These operations are discussed further in the following sections.

France

We are a leading employment service provider in France, operating under the Manpower and Manpower Professional brands. We conduct our operations in France and the surrounding region through 855 branch offices under the name of Manpower and 98 branch offices under the name Supplay.

The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominately focused on recruitment for industrial positions. In 2009, we derived approximately 62% of our temporary recruitment revenues in France from the supply of industrial staff, 21% from the supply of construction workers and 17% from the supply of office staff.

          We also conduct business in France under our Jefferson Wells, Elan and Right Management brands. These operations are discussed further in the following sections.

EMEA (Europe, Middle East and Africa excluding France)

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe, the Middle East and Africa. Our largest operations are in Italy, Germany, the Netherlands, Norway, Spain, Sweden, and the United Kingdom. Collectively, we operate through 1,437 branch offices and 50 franchise offices in this region. Our franchise offices are located in Switzerland, where we own 49% of the franchise.

Manpower Italy, the largest operation in the EMEA segment, comprising 15% of EMEA revenues, is a leading employment services provider. As of December 31, 2009, Manpower Italy conducted operations under the Manpower and Manpower Professional brands through a network of 304 branch offices. It provides a comprehensive line of employment services including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2009, approximately 5% of our temporary and contract recruitment revenues in Italy were derived from placing office staff, including contract center staff, 63% from placing industrial staff and 32% from placing professional and technical staff.

The second largest operation in this segment is Manpower U.K., comprising 11% of EMEA revenues.  Manpower U.K. is a leading provider of employment services in the United Kingdom. As of December 31, 2009, Manpower U.K. conducted operations in the United Kingdom under the Manpower and Manpower Professional brands through a network of 107 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2009, approximately 70% of Manpower U.K.’s temporary recruitment revenues were derived from the supply of office staff, 20% from the supply of industrial staff and 10% from the supply of technical staff.

We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 114 branch offices, separate from the Manpower and Manpower Professional brands in the United Kingdom. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches supported by a national head office and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

Also included in our EMEA operations is Elan, which is a leading IT and technical recruitment firm. In addition to IT and technical recruitment, Elan provides managed service solutions to clients, which enable them to recruit personnel efficiently and achieve ongoing cost savings. Elan provides services in 16 countries, with the largest operations in the United Kingdom.

During 2009 for our EMEA operations, approximately 31% of temporary and contract recruitment revenues were derived from placing office staff, 33% from placing industrial staff and 36% from placing professional and technical staff.

We also conduct business in EMEA under our Jefferson Wells and Right Management brands. These operations are discussed further in the following sections.

Asia Pacific

We operate under the Manpower and Manpower Professional brands through 202 branch offices in the Asia Pacific Region. The largest of these operations are located in Australia, China, India, Japan, and the Southeast Asia Region, all of which operate through branch offices. Our Asia Pacific operations provide a variety of employment services, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2009, approximately 69% of our Asia Pacific temporary and contract recruitment revenues were derived from placing office staff, 9% from placing industrial staff and 22% from placing professional and technical staff.

We also conduct business in Asia Pacific under our Jefferson Wells and Right Management brands. These operations are discussed further in the following sections.

Right Management

    Right Management is the talent and career management expert within Manpower and helps clients win by designing and executing workforce solutions that align talent strategy with business strategy. Our expertise spans Talent Assessment, Leader Development, Organizational Effectiveness, Employee Engagement, and Workforce Transition and Outplacement. Right Management has more than 300 service locations in 50 countries. Today we serve 80% of the Fortune 500 and over 70% of the Fortune Global 500 companies by helping them to grow talent, reduce costs, accelerate performance and realize their business goals.

    Right Management’s Career Management capability includes Outplacement, Career Decision, Redeployment and Career Development solutions, designed to strategically mobilize and size workforces to meet client needs, while minimizing turnover and maintaining productivity.

Right Management’s Talent Management capability includes: Talent Assessment solutions that provide assessment and actionable feedback on current talent, to forecast for future business needs; Leader Development solutions focused on creating organizational capacity through careful grooming of a client’s most promising leader talent; Organizational Effectiveness solutions that facilitate the integration and alignment of the business strategy with a workable talent management strategy; and Employee Engagement solutions that help organizations identify the levels of engagement present within a given workforce population, set benchmarks by which to evaluate the level of engagement, and analysis to enable managers to understand and leverage the drivers of employee engagement unique to their organizations.

Jefferson Wells

    Jefferson Wells delivers professional services in the areas of risk advisory, tax, and finance and accounting.  Jefferson Wells’ Centers of Expertise offer in-depth expertise for specific processes, industries and technical issues, enabling the company to mobilize a global network of resources and services to address specialized client needs.  The company does not perform attestation work, and focuses on client needs to deliver independent, cost-effective results by providing solutions across a wide range of finance-related business functions.

    Jefferson Wells employs highly experienced professionals who have significant practical, hands-on experience — often a blend of public accounting and industry experience with relevant professional credentials and accreditations. Jefferson Wells’ professionals have extensive experience in a variety of industries, including: automotive, business services, communications, construction, education, energy and utilities, financial services, government, healthcare, hospitality, insurance, retail, technology and manufacturing.

    The company serves clients, including Fortune 500, FTSE 350 and Global 1000 companies.  Its mission has always been to provide exceptional service at competitive rates by putting resources into local offices, rather than a centralized, partner-based organization. This allows the company to keep their fees competitive, with experts available locally so travel and lodging expenses are nominal or non-existent. Jefferson Wells has operations in the United States, Canada, the United Kingdom, Germany, the Netherlands, South Africa and Hong Kong through 50 office locations.  In partnership with our business alliances, Jefferson Wells delivers services in more than 40 countries and markets worldwide.

Competition

Introduction

We compete in the employment services industry by offering a complete range of services, including permanent, temporary and contract recruitment, assessment and selection, training, managed service solutions, outsourcing, consulting and professional services.

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

During the last several years, secular trends toward greater workforce flexibility have had a favorable impact on demand for our services in several markets. As companies attempt to increase the variability of their cost base, the contemporary work solutions we provide help them to effectively address the fluctuating demand for their products or services. As the economy recovers, we believe employment services firms will play an increasing role in workforce strategy and talent acquisition due to the deep staff cuts many companies have made during the recession, particularly at large organizations.

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our office network in each market, and large national/multinational client relationships, which comprised approximately 44% of our revenues in 2009. These large national and multinational clients will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to the local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed. Client relationships with small- and medium-size businesses tend to rely less upon longer-term contracts, and the competitors for this business are primarily locally-owned businesses.

Recruitment Services Market

Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative and industrial positions. All of these services are provided under the Manpower, Manpower Professional and Elan brands.

We are preparing for the global expansion and acceleration of our Professional Staffing business, particularly in the areas of Information, Communications and Technology (ITC), Engineering, and Finance and Accounting. These high-growth, high-profitability services, delivered primarily under the Manpower Professional brand and Elan, provide the in-demand skills our clients require. Professional Staffing will be a critical revenue stream for us in the future, as we continue to build our brand and attract the talent our clients need as skills shortages rise.

Our recruitment services also include our Recruitment Process Outsourcing (RPO) offering, where we take on the management of customized, large-scale recruiting and workforce productivity initiatives for clients in an exclusive outsourcing contract. Our RPO offering is delivered via Manpower Business Solutions (MBS), a dedicated business unit within the Manpower group of companies that specializes in the delivery of customized employment strategies and outcome-based solutions. Through our RPO offering, MBS manages any part or all of a client's permanent recruiting and hiring processes, from job profiling to on-boarding, globally or in a single location. The Managed Service Program (MSP) and RPO offerings provide specialty expertise in contingent workforce management and broader administrative functions. MSP services include overall program management, reporting and tracking, supplier selection and management and order distribution. Business Process Outsourcing (BPO) services include management of financial and administrative processes, including call center and customer service activities and accounting and payroll. Our proven experience, process and digital and physical network allow us to drive the per hire cost savings down through an end-to-end recruitment process.

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

The global RPO market was approximately $1.9 billion in 2009 and is projected to grow to $2.8 billion by 2013. RPO accounts for approximately 4% of the overall Human Resource Outsourcing market.

Historically, in periods of economic prosperity, the number of firms providing recruitment services has increased significantly due to the combination of a favorable economic climate and low barriers to entry. Recessionary periods generally result in a reduction in the number of competitors through consolidation and closures; however, historically this reduction has proven to be for a limited time as the following periods of economic recovery have led to a return in growth in the number of competitors. As we projected, due to the difficult economic environment this year, we saw many of our smaller, local competitors struggle, with many national markets consolidating further. In many markets we were able to improve market share and we see further opportunity to do so in the future.

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

Methods used to market recruitment services to clients vary depending on the client’s need for permanent, temporary and RPO services, the local labor supply, the length of assignment and the number of workers required. Our full range of employment services and multiple brands enable us to cross-market to clients in order to leverage our relationships and expand our services provided, from outplacement services at Right Management to permanent recruitment services at Manpower Professional, to RPO services, etc. We compete by means of quality of service provided, scope of service offered, ability to source the right talent and price. Success in providing high quality recruitment services is a function of the ability to access a supply of available workers, select suitable individuals for a particular assignment and, in some cases, train available workers in skills required for an assignment. For MBS services, success is defined primarily by the ability to perform the recruitment function more effectively and efficiently than the client could perform those functions internally.

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

Career and Talent Management Consulting Services Market

Our Career and Talent Management consulting services are primarily provided under the Right Management brand. Right Management is the talent and career management expert within Manpower. The organization helps clients win in the changing world of work by designing and executing workforce solutions that align talent strategy with business strategy. Its expertise spans talent assessment, leader development, organizational effectiveness, employee engagement, and workforce transition and outplacement. With offices in over 50 countries, Right Management partners with companies of all sizes. More than 80% of Fortune 500 companies are currently working with Right Management to help them grow talent, reduce costs and accelerate performance. The market for these consulting and outplacement services is highly competitive. In the market for services required by global clients, there are several barriers to entry, such as the global coverage, specialized local knowledge and technology required to provide outstanding services to corporations on a global scale.

    Our competitors in the consulting space related to Right Management's core capabilities include major firms that compete in serving the large employer worldwide, such as Mercer, Towers Watson, DDI and Hewitt Associates.  Additional significant competition comes from smaller regional and boutique firms in this same space, along with firms in related areas such as management and technology consulting and human resource IT that are starting to compete in portions of the Talent Management space (e.g. Accenture, Kenexa).  Public accounting and consulting firms such as PricewaterhouseCoopers and Deloitte & Touche are also competitors in this space, though these firms must provide their consulting services within the constraints of the auditor independence provisions of the Sarbanes-Oxley Act legislation.

    Our competitors in the outplacement market include outplacement services firms such as Drake Beam Morin, Lee Hecht Harrison (owned by Adecco) and career service divisions of global employment services firms. Additionally, there are regional firms and numerous smaller boutiques operating in either limited geographic markets or providing limited services. Companies choose to provide outplacement services for several reasons. First, as the competition for attracting and retaining qualified employees increases, companies are increasingly attempting to distinguish themselves in the marketplace as attractive employers. Consequently, more companies are providing outplacement services as part of a comprehensive benefits package that provides for the well being of employees – not only during their period of employment, but also after their employment ceases. Additionally, when companies experience layoffs, many believe that providing outplacement services projects a positive corporate image and improves morale among the remaining employees. Finally, companies may provide outplacement services to reduce costs by preparing and assisting separated employees to find new employment, thereby diminishing employment-related litigation.

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

Companies also choose Right Management for the high-tech, high-touch approach of our outplacement services and the range of expertise and solutions within our core capabilities that can be tailored to meet specific organizational and candidate needs. Our technology capabilities are integral to our services, particularly for outplacement.  We have made significant investments in technology to augment our core services with online, 24/7 access and support for both clients and candidates. Our solutions include: Right Navigator TM, RightChoice TM, RightTrack SM, RightEverywhereTM, Right Connection ®, Right FasTrack SM, Right Access SM , iView TM and Wellness and Productivity Management, along with Job Banks and Resume Banks.

Professional Services

Jefferson Wells competes in the professional services industry as a high-value alternative to public accounting firms and other consulting groups. It delivers professional services in the areas of risk advisory, tax, and finance and accounting, focusing on client needs to deliver independent, cost-effective results by providing solutions across a wide range of finance-related business functions.

The professional services industry is highly competitive and comprised of public accounting firms, mid-level consulting firms and specialty consulting boutique firms. The “Big Four” public accounting firms are Deloitte & Touche, Ernst & Young, PricewaterhouseCoopers and KPMG. Competitors in the professional services market include Protiviti, Grant Thornton, Huron Consulting and Resources Global Professionals. Additionally, numerous smaller boutiques either operate in limited geographic markets or provide limited services. While public accounting and consulting firms can be primary competitors, these firms also frequently refer Jefferson Wells to assist clients with engagements where there are conflict-of-interest concerns. Because Jefferson Wells does not perform attestation work, it can provide an objective review of a client’s business processes, thus avoiding potential conflicts of interest.

    Jefferson Wells employs highly experienced professionals who have significant practical, hands-on experience — often a blend of public accounting and industry experience with relevant professional credentials and accreditations. Jefferson Wells’ professionals have extensive experience in a variety of industries, including: automotive, business services, communications, construction, education, energy and utilities, financial services, government, healthcare, hospitality, insurance, retail, technology and manufacturing.

In an evolving global marketplace, a variety of market trends affect the professional services industry, primary among them are: increasing demand for highly experienced people, global business expansion with a need for consistent methodology and service delivery, and the high cost of full-time professionals with specialized skills. To meet these demands, Jefferson Wells’ Centers of Expertise offer in-depth expertise for specific processes, industries and technical issues, enabling the company to mobilize a global network of resources and services to address specialized client needs. Its operational model seeks to provide exceptional service at competitive rates by putting resources into local offices, rather than a centralized, partner-based organization. This allows the company to keep its fees competitive, with experts available locally so travel and lodging expenses are nominal or non-existent.

Jefferson Wells serves clients, including Fortune 500, FTSE 350 and Global 1000 companies, via its network of 50 offices in the United States, Canada, England, Germany, The Netherlands, South Africa and Hong Kong. Its services are also delivered in more than 40 countries and markets worldwide through select business alliances.

Regulation

The employment services industry is closely regulated in all of the major markets in which we operate, except the United States and Canada. Employment services firms are generally subject to one or more of the following types of government regulation:

•	regulation of the employer/employee relationship between the firm and its temporary and contract employees;

•	registration, licensing, record keeping and reporting requirements; and

•	substantive limitations on the operations or the use of temporary and contract employees by clients.

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

Employees

We had approximately 28,000 full-time equivalent employees as of December 31, 2009. In addition, we estimate that we recruit on behalf of our clients approximately three million permanent, temporary and contract workers on a worldwide basis each year.

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

Financial Information about Foreign and Domestic Operations

Note 15 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2009, 2008 and 2007. Such note is found in our 2009 Annual Report to Shareholders and is incorporated herein by reference.

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

The worldwide employment services market is highly competitive with limited barriers to entry, and in recent years has been undergoing significant consolidation. We compete in markets throughout the world with full-service and specialized employment services agencies. Several of our competitors, including Adecco S.A., Randstad Holding N.V. and Kelly Services, Inc., have very substantial marketing and financial resources. Price competition in the staffing industry is intense and pricing pressures from competitors and clients are increasing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or our profitability.

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

From time to time, we acquire and invest in companies throughout the world, including franchises.  The total cash consideration paid for acquisitions, net of cash acquired, was $21.6 million and $242.0 million in 2009 and 2008, respectively.

In February 2010, we entered into an agreement to acquire COMSYS IT Partners, Inc. (NASDAQ: CITP), a leading professional staffing firm. The agreement has been approved by the boards of directors of both companies. Subject to the terms of the agreement, the value of the consideration for each outstanding share of COMSYS common stock would be $17.65, for a total enterprise value of $431.0 million, including net debt retired by us at closing. The consideration is expected to be approximately 50% Manpower common stock and approximately 50% cash, unless we elect to pay all cash. The acquisition is expected to close in the second quarter of 2010.

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

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. In addition, future acquisitions could materially adversely effect our business, financial condition, results of operations and liquidity because they would likely result in the incurrence of additional debt or dilution, contingent liabilities, an increase in interest expense and amortization expenses related to separately identified intangible assets. Possible impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges could also occur.  For example, we recorded a goodwill and intangible asset impairment charge of $61.0 million in 2009 and $163.1 million in 2008 related to our acquisitions of Jefferson Wells and Right Management, respectively.

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

We conduct our operations in 82 countries and territories and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. Dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2009, approximately 87% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $756.9 million of our outstanding indebtedness as of December 31, 2009 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. Dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This exposure could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future because, among other things, it could cause our reported revenues and profitability to decline or debt levels and interest expense to increase.

As of December 31, 2009 and 2008, we had $757.3 million and $952.9 million of total debt, respectively. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

From time to time we enter into arrangements with other parties to hedge our exposure to fluctuations in currency and interest rates, including forward contracts and swap agreements. A number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis and in some cases have been unable to fulfill their debts and other obligations.  If any of the counterparties to our hedging arrangements become unable to fulfill their obligations to us, we may lose the financial benefits of these arrangements. The fair value of our derivative financial instruments related to foreign currency forward exchange contracts reflected in our consolidated balance sheets as of December 31, 2009 were assets of $0.4 million and liabilities of $0.9 million.  We had no swap agreements outstanding as of December 31, 2009.

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

The market price for our common stock has been and may continue to be volatile. For example, during 2009, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $61.48 to a low of $23.75. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

We have outsourced certain aspects of our business to third party vendors that subject us to risks, including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center information and technology infrastructure and to provide certain back office support in several countries. Accordingly, we are subject to the risks associated with the vendor’s ability to provide these services to meet our needs. Our operations will depend significantly upon their and our ability to make our servers, software applications and websites available and to protect our data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If the cost of these services is more than expected, or if the vendor or we are unable to adequately protect our data and information is lost, or our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

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

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2009, under the heading “Significant Matters Affecting Results of Operations” (pages 36 to 39), which information is hereby incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF MANPOWER
(as of February 16, 2010)
Name of Officer	Office
Jeffrey A. Joerres Age 50
Chairman of Manpower since May 2001, and President and Chief Executive Officer of Manpower since April 1999. Senior Vice President – European Operations and Marketing and Major Account Development of Manpower from July 1998 to April 1999. A director of Artisan Funds, Inc. and Johnson Controls, Inc. A director of Manpower for more than five years. An employee of Manpower since July 1993.

Michael J. Van Handel Age 50
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

Barbara J. Beck Age 49
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

Jonas Prising Age 44
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

Owen J. Sullivan Age 52
Executive Vice President of Manpower, and Chief Executive Officer of Right Management and Jefferson Wells since January 2005. Chief Executive Officer of Jefferson Wells International, Inc. from April 2003 to January 2005. Independent consultant from 2002 to 2003. President of the Financial Services Group – Metavante Corporation from 1999 to 2003. An employee of Manpower since April 2003.

Francoise Gri Age 52
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

Darryl Green Age 49
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

Mara E. Swan Age 50
Executive Vice President - Global Strategy and Talent since January 2009.  Senior Vice President of Global Human Resources from August 2005 to December 2008.  Prior to Manpower, served as Chief People Officer for the Molson Coors Brewing Company for its global operations. Previously, Human Resources Manager for Miller Brewing Company. An employee of Manpower since August 2005.

Kenneth C. Hunt Age 60
Senior Vice President, General Counsel and Secretary of Manpower since January 2008. Prior to joining Manpower, a shareholder with the law firm of Godfrey & Kahn, S.C. from 1981 to 2007. An employee of Manpower since January 2008.

OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, in 2009:

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

(e)	consultation on various projects;

(f)	advice regarding tax issues relating to our internal reorganizations;

(g)	assistance with due diligence work;

(h)	assistance with SEC comment letters;

(i)	training for our internal audit and tax staffs;

(j)	reviews of our quarterly financial statements; and

(k)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of a consent.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million. The authorization permitted share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under this authorization during the fourth quarter of 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate number of shares that may yet be purchased
October 1 - 31, 2009	-	$-	-	1,026,490
November 1 - 30, 2009	-	-	-	1,026,490
December 1 - 31, 2009	221(1)	-	-	1,026,490(2)

(1) Shares of restricted stock delivered by a director to Manpower, upon vesting, to satisfy tax withholding requirements.
(2) Not to exceed a total purchase price of $182.1 million.

The remaining information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2009, under the heading “Note 16 - Quarterly Data” (page 75) and “Corporate Information” (page 78) and in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010, under the caption “Equity Compensation Plan Information”, which information is hereby incorporated herein by reference.

Item 6.	Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2009, under the heading “Selected Financial Data” (page 76), which information is hereby incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2009, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (pages 17 to 39), which information is hereby incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2009, under the heading “Significant Matters Affecting Results of Operations” (pages 36 to 39), which information is hereby incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and the notes thereto (pages 42 to 75) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2009, which information is hereby incorporated herein by reference.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting is set forth on page 39 in our Annual Report to Shareholders for the fiscal year ended December 31, 2009 which information is hereby incorporated herein by reference. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting is included on pages 41 of our Annual Report to Shareholders for the year ended December 31, 2009 which information is hereby incorporated herein by reference.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of Manpower” in Part I after Item 4.

(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)
The board of directors has determined that Edward J. Zore, chairman of the audit committee, is an “audit committee financial expert.” Mr. Zore is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

(e)
Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(f)
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the Code on our Internet website at www.manpower.com.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010, under the caption “Executive and Director Compensation”; under the caption “Executive Compensation Committee Interlocks and Insider Participation”; and under the caption “Report of the Executive Compensation Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010, under the caption “Security Ownership of Certain Beneficial Owners” and under the caption “Security Ownership of Management”; and under the caption “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010, under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010, under the caption “Audit Committee Report,” which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

 (a)(1) Financial Statements.

Page Number(s) in Annual Reportto Shareholders
Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

Reports of Independent Registered Public Accounting Firm	40-41

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	42

Consolidated Balance Sheets as of December 31, 2009 and 2008	43

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	44

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007	45

Notes to Consolidated Financial Statements	46-75

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

(c) Exhibits.

3.1	Articles of Incorporation of Manpower Inc. incorporated by reference to Annex C of the Prospectus, which is contained in Amendment No. 1 to Form S-4 (Registration No. 33-38684).

3.2	Amendment of Amended and Restated Articles of Incorporation of Manpower Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

3.3	Amended and Restated By-laws of Manpower Inc., incorporated by reference to the Company’s Current Report on Form 8-K dated April 28, 2009.

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

10.2(b)	Amendment to Five-Year Credit Agreement dated as of March 14, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.2(c)	Amendment No. 2 to the Credit Agreement dated as of January 10, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2(d)	Amendment No. 3 to the Credit Agreement dated as of November 16, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.2(e)	Amendment No. 4 to the Credit Agreement dated as of October 16, 2009, incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2009.

10.3	Amended and Restated Manpower 1991 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996. **

10.4	Manpower Savings Related Share Option Scheme, incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-38684). **

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

10.8	Manpower Inc. 2007 Corporate Senior Management Incentive Plan dated as of May 2, 2007, incorporated by reference to the Company’s Current Report on Form 8-K dated May 2, 2007. **

10.9(a)
Employment Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 20, 2008, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.9(b)
Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 20, 2008, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.10(a)
Employment Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 20, 2008, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.10(b)
Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 20, 2008, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.11(a)
Assignment Agreement by and among Manpower Inc., Manpower Holdings Limited and Barbara Beck dated as of December 20, 2005, incorporated by reference to the Company’s Current Report on Form 8-K dated December 20, 2005. **

10.11(b)
Letter Agreement by and among Manpower Inc., Manpower Holdings Limited and Barbara Beck dated as of April 1, 2008, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. **

10.12(a)
Amended and Restated Assignment Agreement by and among Manpower Inc. and Jonas Prising dated as of December 29, 2008, incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2008. **

10.12(b)
Employment Agreement between Francoise Gri and Manpower Inc. dated as of February 15, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

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

10.13(d)
Amended and Restated Severance Agreement between Barbara Beck and Manpower Inc. dated as of November 10, 2009, incorporated by reference to the Company’s Current Report on Form 8-K dated November 10, 2009. **

10.13(e)
Amended and Restated Severance Agreement between Jonas Prising and Manpower Inc. dated as of November 10, 2009, incorporated by reference to the Company’s Current Report on Form 8-K dated November 10, 2009. **

10.13(f)
Amended and Restated Severance Agreement between Owen J. Sullivan and Manpower Inc. dated as of November 10, 2009, incorporated by reference to the Company’s Current Report on Form 8-K dated November 10, 2009. **

10.13(g)
Amended and Restated Severance Agreement between Mara Swan and Manpower Inc. dated as of November 10, 2009, incorporated by reference to the Company’s Current Report on Form 8-K dated November 10, 2009. **

10.13(h)
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

10.13(k)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 28, 2009), incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 4, 2009. **

10.13(l)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.14(a)	Form of Nonstatutory Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(b)	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(c)	Form of Restricted Stock Agreement (CEO Form), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(d)	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

10.14(e)	Form of Career Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2009 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

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
**     Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWER INC.

By:	/s/ Jeffrey A. Joerres
Jeffrey A. Joerres Chairman, President and Chief Executive Officer

Date:	February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey A. Joerres	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 19, 2010
Jeffrey A. Joerres

/s/ Michael J. Van Handel	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2010
Michael J. Van Handel

Directors: J. Thomas Bouchard, Marc J. Bolland, Gina R. Boswell, Cari M. Dominguez, Jack M. Greenberg, Terry A. Hueneke, Roberto Mendoza, Ulice Payne, Jr., John R. Walter and Edward J. Zore

February 19, 2010

By:	/s/ Kenneth C. Hunt
Kenneth Hunt
Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Manpower Inc.:

We have audited the consolidated financial statements of Manpower Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company's internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated February 19, 2010; such consolidated financial statements and reports are included in the 2009 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

February 19, 2010
Milwaukee, Wisconsin

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2009, 2008 and 2007, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write- Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2009	$118.5	$27.8	$(39.0)	$2.5	$8.5	$118.3
2008	123.1	23.4	(21.5)	(10.1)	3.6	118.5
2007	109.9	21.8	(20.8)	9.5	2.7	123.1