Form 10-K/A
period 2009-12-31
MANPOWER INC /WI/
filed 2010-03-03
CIK 871763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 (Amendment No. 1)

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

Introductory Note

This annual report on Form 10-K/A for the year ended December 31, 2009, has been filed to incorporate the disclosures required under Item 10 Directors and Executive Officers of the Registrant, Item 11 Executive Compensation, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, Item 13 Certain Relationships and Related Transactions, and Director Independence and Item 14 Principal Accountant Fees and Services.  Accordingly, this amendment only includes the disclosures for Items 10, 11, 12, 13 and 14, respectively.  Except for the disclosures set forth below, this Form 10-K/A has not been updated to reflect events that occurred after the date of the original annual report.  As such, this Form 10-K/A should be read in conjunction with our 10-K filing made with the SEC on February 19, 2010.

Item 10. Directors and Executive Officers of the Registrant

EXECUTIVE OFFICERS OF MANPOWER

Set forth below are the name, age and biographical information for each of our executive officers.

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

DIRECTORS OF MANPOWER

Set forth below are the name, age and biographical information for each of our directors.

Name	Age	Principal Occupation and Directorships
Gina R. Boswell	47
President, Global Brands, of Alberto-Culver Company since January 2008. Senior Vice President and Chief Operating Officer — North America of Avon Products, Inc. from February 2005 to May 2007. Senior Vice President — Corporate Strategy and Business Development of Avon Products, Inc. from 2003 to February 2005. Prior thereto, an executive with Ford Motor Company, serving in various positions from 1999 to 2003. A director of Manpower since February 2007.  Previously, a director of Applebee’s International (now DineEquity) from 2005 to 2007.

Jack M. Greenberg	67
Non-Executive Chairman of The Western Union Company since 2006. Retired Chairman and Chief Executive Officer of McDonald’s Corporation from May 1999 to December 2002 and Chief Executive Officer and President from August 1998 to May 1999. Director of The Allstate Corporation, InnerWorkings, Inc., Hasbro, Inc. and The Western Union Company. A director of Manpower for more than five years.  Previously, a director of Abbott Laboratories from 2000 to 2007 and First Data Corporation from 2003 to 2007.

Terry A. Hueneke	67
Retired Executive Vice President of Manpower from 1996 until February 2002. Senior Vice President — Group Executive of Manpower’s former principal operating subsidiary from 1987 until 1996. A director of Manpower for more than five years.  No other directorships in the past five years.

Cari M. Dominguez	60
Chair of the U.S. Equal Employment Opportunity Commission from 2001 to 2006. President, Dominguez & Associates, a consulting firm, from 1999 to 2001. Partner, Heidrick & Struggles, a consulting firm, from 1995 to 1998. Director, Spencer Stuart, a consulting firm, from 1993 to 1995. Assistant Secretary for Employment Standards Administration and Director of the Office of Federal Contract Compliance Programs, U.S. Department of Labor, from 1989 to 1993. Prior thereto, held senior management positions with Bank of America. A trustee of Calvert SAGE Funds since September 2008. A director of Manpower since May 2007.  No other directorships in the past five years.

Roberto Mendoza	64
Partner of Deming Mendoza & Co. LLC, a corporate finance advisory firm, since January 2009.  Non-executive Chairman of Trinsum Group, Inc., an international strategic and financial advisory firm, from February 2007 to November 2008.  Chairman of Integrated Finance Limited, a financial advisory firm, from June 2001 to January 2007.  Managing Director of Goldman Sachs & Co. from September 2000 to March 2001.  Director and Vice Chairman of J.P. Morgan & Co. Inc., from January 1990 to June 2000.  A director of The Western Union Company and PartnerRe Limited, a reinsurance company.  Also a member of the Council on Foreign Relations.  Previously a director of Egg plc. from 2000 to 2006, Prudential plc. from 2000 to 2007 and Paris Re Holdings Limited from 2007 to 2009.

Edward J. Zore	64
Chairman and Chief Executive Officer of The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) since March 2009.  President and Chief Executive Officer of Northwestern Mutual from June 2001 to March 2009. President of Northwestern Mutual from March 2000 to June 2001. Executive Vice President, Life and Disability Income Insurance, of Northwestern Mutual from 1998 to 2000. Executive Vice President, Chief Financial Officer and Chief Investment Officer of Northwestern Mutual from 1995 to 1998. Prior thereto, Chief Investment Officer and Senior Vice President of Northwestern Mutual. Also a trustee of Northwestern Mutual and a director of Northwestern Mutual Series Fund, Inc.  A director of Manpower for more than five years.  Previously, a director of Mason Street Funds from 2000 to 2007.

Jeffrey A. Joerres	50
Chairman of Manpower since May 2001, and President and Chief Executive Officer of Manpower since April 1999.  Senior Vice President  European Operations and Marketing and Major Account Development of Manpower from July 1998 to April 1999.   A director of Artisan Funds, Inc., Johnson Controls, Inc. and the Federal Reserve Bank of Chicago.  A director of Manpower for more than five years.  An employee of Manpower since July 1993.

John R. Walter	63
Retired President and Chief Operating Officer of AT&T Corp. from November 1996 to July 1997. Chairman, President and Chief Executive Officer of R.R. Donnelley & Sons Company, a print and digital information management, reproduction and distribution company, from 1989 through 1996. Non-executive Chairman  and Director of the Board of InnerWorkings, Inc. Also a director of Vasco Data Securities, Inc and Echo Global Logistics. A director of Manpower for more than five years. Previously, a director of Abbott Laboratories from 1990 to 2007, Deere & Company from 1991 to 2007 and SNP Corporation of Singapore.

Marc J. Bolland	50
Chief Executive Officer of Wm Morrisons Supermarket Plc since September 2006. Executive Board Member of Heineken N.V., a Dutch beer brewing and bottling company, from 2001 to August 2006. Previously, a Managing Director of Heineken Export Group Worldwide, a subsidiary of Heineken N.V., from 1999 to 2001, and Heineken Slovensko, Slovakia, a subsidiary of Heineken N.V., from 1995 to 1998. A director of Manpower for more than five years.  No other directorships in the past five years.

Ulice Payne, Jr.	54
President of Addison-Clifton, LLC, a provider of global trade compliance advisory services, from May 2004 to present. President and Chief Executive Officer of the Milwaukee Brewers Baseball Club from 2002 to 2003. Partner with Foley & Lardner LLP, a national law firm, from 1998 to 2002. A director of Northwestern Mutual, Wisconsin Energy Corporation and Badger Meter, Inc. A director of Manpower since October 2007.  Previously, a director of Midwest Air Group, Inc. from 1998 to 2006.

Board Composition and Qualifications of Board Members

The nominating and governance committee has adopted, and the board of directors has approved, guidelines for selecting board candidates that the committee considers when evaluating candidates for nomination as directors.  The guidelines call for the following with respect to the composition of the board:

•	a variety of experience and backgrounds

•	a core of business executives having substantial senior management and financial experience

•	individuals who will represent the best interests of the shareholders as a whole rather than special interest constituencies

•	the independence of at least a majority of the directors

•	individuals who represent a diversity of gender, race and age

In connection with its consideration of possible candidates for board membership, the committee also has identified areas of experience that members of the board should as a goal collectively possess.  These areas include:

•	previous board experience

•	active or former CEO/COO/Chairperson

•	human resources experience

•	accounting or financial oversight experience

•	international business experience

•	sales experience

•	marketing and branding experience

•	operations experience

•	corporate governance experience

•	government relations experience

•	technology experience

The Company believes that the present composition of the board of directors satisfies the guidelines for selecting board candidates set out above; specifically, the board is composed of individuals who have a variety of experience and backgrounds, the board has a core of business executives having substantial experience in management as well as one member having government experience, board members represent the best interests of all of the shareholders rather than special interests, and ten of eleven directors are independent under the rules of the New York Stock Exchange. The composition of the board also reflects diversity of country of origin, gender, race and age, an objective that the nominating and governance committee continually strives to enhance when searching for and considering new directors.

In addition, the particular areas of desired experience identified above that are possessed by each director with significant or some experience is as follows:

M. Bolland – Active CEO/COO/Chairman, Human Resources, Financial Oversight/Accounting, International Business, Sales, Marketing/Branding, Operations and Government Relations

G. Boswell – Previous Board Experience, Active CEO/COO/Chairman, Human Resources, Financial Oversight/Accounting, International Business, Sales, Marketing/Branding, Operations, Governance and Technology

T. Bouchard - Previous Board Experience, Human Resources, Financial Oversight/Accounting, International Business, Sales, Marketing/Branding, Operations, Governance, Government Relations and Technology

C. Dominguez - Human Resources, International Business, Operations, Governance and Government Relations

J. Greenberg - Previous Board Experience, Active CEO/COO/Chairman, Ex-CEO, Human Resources, Financial Oversight/Accounting, International Business, Marketing/Branding, Operations, Governance, Government Relations and Technology

T. Hueneke - Human Resources, Financial Oversight/Accounting, International Business, Sales, Marketing/Branding and Operations

R. Mendoza - Previous Board Experience, Human Resources, Financial Oversight/Accounting, International Business, Sales and Operations, Governance

U. Payne - Previous Board Experience, Active CEO/COO/Chairman, Ex-CEO, Human Resources, Financial Oversight/Accounting, International Business, Sales, Marketing/Branding, Operations, Governance and Government Relations

J. Walter - Previous Board Experience, Active CEO/COO/Chairman, Ex-CEO, Human Resources, Financial Oversight/Accounting, International Business, Sales, Marketing/Branding, Operations, Governance and Government Relations, Technology

E. Zore - Previous Board Experience, Active CEO/COO/Chairman, Human Resources, Financial Oversight/Accounting, Sales, Marketing/Branding, Operations, Governance, Government Relations and Technology

Mr. Joerres has experience in many of these areas as well, however his position on the board is due to his position as CEO of the Company, as the board of directors has determined the CEO should also be a director.  For more information on how each of the board of directors meets these objectives, see their occupations and directorships disclosed previously.

AUDIT COMMITTEE

The audit committee consists of Mr. Zore (Chairman), Ms. Boswell, Mr. Hueneke, Mr. Payne and Mr. Mendoza.  Mr. Mendoza was appointed to the audit committee on April 28, 2009.  Each member of the audit committee is “independent” within the meaning of the applicable listing standards of the New York Stock Exchange. The board of directors has determined that Mr. Zore is an “audit committee financial expert” and “independent” as defined under the applicable rules of the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers to file reports with the Securities and Exchange Commission disclosing their ownership, and changes in their ownership, of our common stock. Copies of these reports must also be furnished to us. Based solely on a review of these copies, we believe that during 2009 all filing requirements were met.

NOMINATION PROCEDURES

 In 2009, we changed the beneficial ownership requirements required to be disclosed by a shareholder proposing a director nomination to require disclosure of any hedging, derivative or other complex transactions involving the Company’s common stock to which the shareholder is a party.

CODE OF BUSINESS CONDUCT

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the Code on our Internet website at www.manpower.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Background

This compensation discussion and analysis provides information about Manpower’s compensation policies and decisions regarding the company’s CEO, CFO and the five executive officers who are the leaders of the company’s business operating units. In the discussion below, we refer to this group of executives as the named executive officers (“NEOs”). This group includes the executive officers for whom disclosure is required under the rules of the Securities and Exchange Commission.

The executive compensation and human resources committee of the board of directors oversees the design and administration of Manpower’s compensation programs for executive officers and certain other officers who, together with the Company’s executive officers, comprise Manpower’s executive management team. A discussion of the committee’s structure, roles and responsibilities and related matters can be found under the heading “Meetings and Committees of the Board.”

Manpower is a large global company with significant operations around the world. Approximately 87 percent of Manpower’s revenues come from outside the United States. The company does business in 82 countries, has nearly 4,000 offices and about 28,000 staff employees globally, and placed around 3 million people in jobs in 2009. Accordingly, Manpower needs executive talent with the competencies and skills necessary to operate successfully in a variety of environments and across countries and cultures. The company believes that its ability to attract and retain executives who have these competencies and skills leads to the creation of long-term shareholder value.

Executive Summary

In making decisions regarding compensation elements, program features and compensation award levels, Manpower is guided by a series of principles, listed below. Within the framework of these principles, Manpower considers the competitive market, corporate, business unit and individual results, and various individual factors. Although certain elements of compensation are tied to objective, predetermined goals, compensation decisions are not strictly formulaic but reflect subjective judgments as well.

Manpower’s executive compensation guiding principles are to:

▪	pay for results,

▪	not pay for failure,

▪	align compensation with shareholder interests,

▪	pay competitively,

▪	balance cash and equity,

▪	use internal and external performance reference points,

▪	recognize the global and cyclical nature of our business,

▪	retain executives,

▪	assure total compensation is affordable, and

▪	clearly communicate plans so that they are understood.

As indicated, pay for results is a key element of Manpower’s compensation program. The impact of this approach is evident from the compensation results over the last two years. As a result of Manpower’s depressed financial results for 2008 and 2009 following the severe global economic downturn, none of the NEOs earned the part of his or her incentive award based on the achievement of financial objectives for either 2008 or 2009, accounting for 75% of the bonus, subject to two limited exceptions. A similar decline in compensation occurred with respect to the performance share units granted to NEOs in 2007 as a component of Manpower’s long-term incentive program for them. As explained further below, the payout under these performance share units was based on achievement of average operating profit margin over a three-year period.  To offer some perspective, the target grant date value of the performance share units granted in 2007 to the senior executives who received the awards and are still employed by the Company was about $7,700,000, none of which was actually received because of the Company’s financial results during the economic downturn. The CEO alone experienced a loss of almost $4,500,000 in targeted value of compensation as a result of not receiving an annual incentive based on financial metrics for 2009 or any benefit from the 2007 grants of performance share units.

Compensation Elements

Manpower’s guiding principles for the compensation of the Company’s executive management team are implemented using various elements. The range of elements used is intended to provide a compensation and benefits package that addresses the competitive market for executive talent with the broad competencies and skills described earlier, creates a strong incentive to maximize shareholder value, produces outcomes that increase and decrease commensurate with Manpower’s results, and is aligned with Manpower’s business strategies.

The following are the main elements used by Manpower in its compensation program:

▪	Base salary

▪	Annual incentive award paid in cash for achieving pre-determined objective and subjective goals

▪	Long-term incentive awards

–	Stock options,

–
Performance share units, which give the holder the right to receive a certain number shares of stock at the end of a multi-year period (normally three years, but two years for performance share units granted in 2010 as described below) based on achievement of a pre-established performance metric, and

–	Restricted stock or restricted stock units, which give the holder the right to receive shares of stock at the end of a specified vesting period.

Other elements include:

▪	Retirement and deferred compensation (taking into account that Manpower does not have an active company-sponsored pension plan)

–	Career shares in very few select circumstances, which in contrast to restricted stock or restricted stock units generally vest completely on a single date several years into the future, and

–	Nonqualified savings plan with a defined contribution benefit.

▪	Other benefits

–	Financial planning reimbursement and broad-based automobile benefits,

–	Selected benefits for expatriate executives,

–	Participation in broad-based employee benefit plans, and

–	Other benefits required by local law or driven by local market practice.

Positioning compensation against the market.  The Company’s practice is to manage compensation generally to the median of compensation paid in the competitive market for target results and to provide maximum remuneration opportunities that approximate the 75th percentile of the competitive market for outstanding results.  For 2009, however, little attention was given to the outstanding level opportunities because performance at even the target level was virtually unobtainable due to the depressed economic conditions.  The Company’s approach to market positioning is not strictly formulaic; some compensation levels or award opportunities may be above or below these reference points. This approach is embodied in the design of the annual incentive plan and the program of equity-based awards, as described below. In setting each component of compensation, the Company takes into consideration the allocation of awards in the competitive market between current cash compensation and non-cash compensation including stock options, performance share units and restricted stock or restricted stock units (i.e., long-term compensation).

    Determining the competitive market.  In determining the competitive market, Manpower employs three main sources: (1) an index of companies developed by Mercer for its compensation research, (2) an industry-specific peer group, and (3) position-specific published surveys.

Manpower’s size and global reach relative to other companies in its industry make it difficult to find relevant comparative data on performance and compensation. Because the size and scope of their operations are smaller, the public companies in the industry are not comparable to Manpower.

    This industry-specific peer group is as follows (which is now smaller, by two companies, than the group used in connection with the 2008 compensation decisions because of acquisitions):

Administaff, Inc.	Robert Half International Inc.
CDI Corp.	Spherion Corporation (recently changed name to SFN Group)
Kelly Services, Inc.	TrueBlue, Inc. (f/k/a Labor Ready, Inc.)
Kforce Inc.	Volt Information Sciences, Inc.
MPS Group, Inc. (recently acquired by Adecco Group)

Manpower considers the compensation practices of these staffing industry competitors in formulating the compensation packages for the NEOs.  However, the committee believes that the executive positions at these companies are not comparable in scope and complexity to the NEO positions at Manpower. For this reason, the committee does not believe that the compensation levels paid to executives at these companies provide a fair indicator of the competitive market for Manpower’s NEOs.

In past years, Manpower’s solution has been to look at a broad market peer group based on factors that characterize Manpower’s profile: revenue, global reach, cyclicality, complexity and low operating margins.  However, for purposes of the compensation decisions for 2009, the company substituted for this broad market peer group an approach based on a Mercer core research group of companies for developing comparative data.  Mercer recommended using this core research group because it was more similar in size to Manpower based on revenues than the broad market peer group and to avoid the need to modify the broad market peer group as changes occurred among specific peer group companies.

This research group has 150 companies with industry representation that mirrors the Fortune 1000.  Adapting the index for Manpower, companies with more than $40 billion in revenues and less than $10 billion in revenues were filtered out resulting in a broad market index of approximately 130 companies and a median revenue of $20 billion. Manpower believes that using this index provides a robust basis for assessing the competitive range of compensation for senior executives of companies of Manpower’s size and complexity and represents a better approach for this assessment than an approach based on the broad market peer group previously used.  A list of the companies that made up this core research group in 2009 is attached as Appendix B.

In addition to the above peer group data, Manpower considers data from compensation surveys published by Mercer and other third-party data providers that are recommended by Mercer as appropriate and credible sources of compensation data for each NEO’s position.  For the CEO and CFO, their positions were typically compared to companies with revenues between $10 billion and $40 billion.  For the executives who are the leaders of Manpower’s business operating units, their positions are compared with U.S. compensation survey data of similar sized groups and divisions.  For executive positions located outside of the U.S., Manpower also takes into account international (regional and local) compensation survey data as a secondary source in an effort to set compensation that is not only equitable among the members of a global team but also competitive within the global markets where Manpower competes for talent.  However, this international data is not included in the composite percentages shown below for these positions.

The following table illustrates how the total opportunity at target performance for total direct compensation for the CEO and CFO for 2009 compared to the median compensation of executives in similar positions taken from the core research group and from the U.S. survey detail considered.

	% In Relation to Median of Competitive Market
NEO	Core Research Group	Survey	Composite
CEO	85%	92%	88%
CFO	107%	128%	116%

    For the other NEOs, the following table illustrates how the total opportunity at target performance for total direct compensation for 2009 compared to the median compensation of executives in similar position taken from the composite of the core research group and U.S. survey data considered.

% In Relation to Median of Competitive Market
NEO	Core Research Group/U.S. Survey Data Composite
Barbara J. Beck	97%
Françoise Gri(1)	115%
Darryl Green(1)	119%
Jonas Prising	99%
Owen J. Sullivan	114%

(1)
International survey data is also used for these NEOs as a secondary source but not included in the compensation composite.  U.S. market data is considered the primary source.  This approach takes into consideration the job’s replacement value and that the market for talent for these executives is primarily global, with a secondary consideration given to local cost of labor.

As mentioned before, Manpower’s approach to market positioning is not strictly formulaic and compensation levels fall above or below the median.  For the CEO, the committee determined that although his compensation was below the median, the range of the CEO compensation market data is very narrow (for example, there is only a $300,000 difference between the median and 75th percentile for his salary), and therefore, his compensation was within a suitable range of the median.  For the CFO, the committee determined that his long tenure with the Company, coupled with his significant financial role and broader management role were reasons for which his target compensation was set above the median compensation for the competitive market.  In addition, the committee determined that the targeted 2009 compensation for Mr. Green and Ms. Gri should be slightly above the median of the competitive market due to currency exchange rate conversions.  Finally, with respect to Mr. Sullivan, the committee determined that the competitive market information should be adjusted to take into account Mr. Sullivan’s dual role in managing two companies (Right Management and Jefferson Wells) and, accordingly, his compensation was set above the median.

In 2009, Manpower received critical comments from three shareholder advisory firms, RiskMetrics Group, Glass Lewis  & Co. and Proxy Governance, Inc., concerning the compensation of the CEO and other NEOs compared to company financial performance. As indicated above, paying for results is a key element of the Manpower’s compensation program and, as such, the unfavorable comments were both a surprise and a concern to the company. Based on subsequent telephone conversations between representatives of Manpower and Mercer with representatives of certain of these firms, the firms acknowledged the validity of our reasons for compensating the CEO and other NEOs as we did.  Manpower believes that a large part of the problem stems from the comparator group being used by these firms to perform the analysis comparing compensation to company performance. Manpower understands that one approach is to select the comparator group based on GICS codes and size as measured by revenues.  Another firm uses four peer groups, which are not disclosed, except that two are based on the industry and sub-industry sectors using GICS codes, one is based on size (using enterprise value), and one is based on zip codes. Unfortunately, most of Manpower’s GICS code peers are much smaller from a revenue standpoint and do not have Manpower’s global reach. This fact calls into question the validity of the performance and compensation comparisons based on this approach to identifying an appropriate peer group. Likewise, Manpower believes that using a peer group based on enterprise value or zip codes distorts the comparison.

Assessing individual factors.  An individual NEO’s total compensation or any element of compensation may be adjusted upwards or downwards relative to the competitive market based on a subjective consideration of the NEO’s experience, potential, tenure and results (individual and relevant organizational results), internal equity (which means that comparably positioned executives within Manpower should have comparable award opportunities), the NEO’s historical compensation, and any retention concerns. The committee uses a historical compensation report to review the compensation and benefits provided to each NEO in connection with its compensation decisions concerning that NEO.

Pay for results: annual objective financial goals and operating objectives. All of the NEOs participate in the corporate senior management annual incentive plan, under which the annual incentive component of their compensation arrangements is provided. Consistent with Manpower’s pay for results philosophy, this plan provides for annual incentive compensation awards that are tied to Manpower’s financial results. Specifically, the plan provides for a variety of financial metrics that are used in the determination of the amount of any annual incentives earned by the NEOs. The incentive amounts are based on achievement of pre-established goals using these metrics. The metrics include diluted earnings per share (“EPS”) and economic profit (net operating profit after taxes less a capital charge, referred to as “EP”) as well as other metrics as described below.

In addition, a portion of each NEO’s annual incentive award is based on achievement, as approved by the committee, of operating objectives for the NEO for the year. These objectives are typically tied to broad strategic or operational initiatives.

For each NEO, an award opportunity is assigned for achievement of each objective financial goal applicable to the NEO and for achievement of the NEO’s operating objectives, including the weighting of each such opportunity toward a total award opportunity for the NEO. The annual incentive is calculated based on actual results compared to the goals for results set forth for each measure.

Each goal has a performance range built around it with a commensurate increase or decrease in the associated award opportunity as outcomes vary upwards or downwards. The range of goals for results and associated award opportunities under the program are expressed as “threshold,” “target” and “outstanding.” If results are below threshold, no annual incentive is paid. If results exceed outstanding, the annual incentive is capped at the outstanding award opportunity. A cap reduces the likelihood of windfalls, makes the maximum cost of the plan predictable, and helps ensure the plan is affordable.

The financial metric of EPS is used in the determination of annual incentive awards under the plan for all of the NEOs, as described below. The financial metric of EP is used in addition to EPS in the determination of annual incentive awards for the CEO and CFO. The Company fixes the target outcome for each of these metrics at a number that reflects an annual growth target. This target is generally based on the Company’s targeted long-term growth rate for EPS, but may be adjusted year-by-year based on economic conditions and the Company’s expected financial performance for the year. The target growth rate is then adjusted, to set the threshold growth rate, for a level of performance that is below target performance but still appropriate for some award to be earned, and, to set the outstanding growth rate, to establish a level of performance at which it is appropriate for the maximum incentive to be earned. So the comparisons are valid between the two years, the growth rates are based on growth over results of the previous year excluding non-recurring items, rather than actual growth. The EP target amount is then determined based on the earnings growth reflected by the EPS target and consideration of factors relating to the Company’s cost of capital. The other financial metrics under the plan used in the determination of annual incentives earned by the NEOs other than the CEO and the CFO, which are described below, are determined in a similar way, taking into consideration the economic conditions and expected financial performance of each individual region, as well as the overall EPS and EP targets. To be clear, these targets are not based on the Company’s financial plan for the year, but instead are determined based on the separate methodology described above. As a result, target performance for purposes of entitlement to an incentive award will not be the same as performance at plan, which may be higher or lower than target performance generally depending on economic conditions and trends at the time.

    Long-term equity incentive awards.  Equity-based awards are used to focus NEOs on long-term results and, together with deferred vesting of the right to receive the award, as a retention incentive. The types of awards used by the committee primarily have included stock options (generally vesting over a four-year period) and performance share units (generally vesting at the end of a three-year period) that are earned based on achievement of pre-established goals for average operating profit margin over a three-year period. The determination of these goals for the performance share units is based on the same methodology described above under which long-term growth targets are used to determine the goals. The Company believes that stock option grants provide an important overall long-term incentive to NEOs to maximize the value of Manpower’s stock. The Company uses performance share units to provide a more targeted incentive,  specifically using operating profit margin. The Company believes that emphasizing operating profit margin in particular, among other possible metrics, captures a key incentive to promote shareholder value.

Process for compensation determinations.  Compensation determinations for the CEO and the CFO are made by the committee, subject to ratification by the board of directors. These include determinations regarding the establishment and achievement of the annual financial goals and operating objectives for the annual incentives described above, any salary adjustments, and any equity-based compensation awards. For the other NEOs, compensation determinations regarding the establishment and achievement of the goals and objectives for the annual incentive plan generally have been recommended by the CEO, with the final determinations made by the committee. Salary determinations and equity-based awards for the other NEOs are also made by the committee based on the recommendations of the CEO.

CEO and CFO determinations:

The annual financial goals for the CEO and the CFO are based on the Company’s EPS and EP for the year. The process for setting these goals for the CEO and CFO begins with the collaboration between the CFO and Mercer. Mercer reviews the outcome of this collaboration with the chairman of the committee and the chairman makes a preliminary decision about the goals. The proposed goals applicable to the CEO and the CFO are then reviewed by the full committee. In connection with its review, the committee considers financial information providing historical and projected earnings growth, the prior year financial results, and the Company’s expected financial performance for the current year, and consults with management, including financial personnel, and Mercer. Based on this process, the committee ultimately determines the goals and the range of award opportunities for achievement of the goals, including the weighting of each goal, for the CEO and the CFO, subject to ratification by the board of directors.

The process for setting the annual operating objectives for the CEO and CFO begins with the CEO, who recommends to the committee at the beginning of each year, the objectives for both himself and the CFO for the year. The committee then reviews these operating objectives in the context of Manpower’s strategic and financial plans, and subject to any further adjustments, approves them.

After the close of each year, a determination is made regarding the achievement by the CEO and CFO of their goals and objectives for the year. The committee reviews and approves a determination of the amount of the annual incentive award based on achievement of the objective financial goals established by the committee for each at the beginning of the year. The committee also reviews the CEO and CFO’s performance and the achievement of the operating objectives for the year. Based on this review, the committee makes a determination as to the amount of any award for the year tied to achievement of these objectives for the CEO and CFO, subject to ratification by the board of directors.

Equity awards to the CEO and CFO, including applicable vesting schedules, are determined by the committee and usually approved by the committee at its regularly scheduled meeting in February of each year. The grant date of such awards is the date the committee approves the grant. The exercise price of any options granted is the closing price on the date of grant. The board of directors must approve any grants to the CEO and the CFO.

As part of the decision-making process on compensation matters affecting the CEO, the committee meets in executive session without the CEO or other management present. Likewise, when considering ratification of compensation matters for the CEO, the board of directors meets in executive session.

Determinations for NEOs other than the CEO and CFO:

The process for setting the annual financial goals for the other NEOs begins with the selection of the objective financial metrics to be used for a particular NEO and the establishment by the CEO and the CFO of proposed goals for the NEOs based on the selected metrics. The EPS metric is used for each NEO and the EPS goals are the same as those used for the CEO and the CFO. The CEO and the CFO determine the proposed goals and award opportunities for the NEO’s other objective financial metrics. The committee then reviews the recommended financial goals and makes any adjustments it deems appropriate, and then approves the financial goals and the range of award opportunities for achievement of the goals, including the weighting of each goal.

The operating objectives for the other NEOs are established by the CEO at the beginning of each year.

After the close of each year, the committee reviews and approves a determination of the amount of the annual incentive to each NEO for achievement of the NEO’s objective financial goals. The CEO also makes a determination as to the amount of any annual award based on achievement of the operating objectives for each NEO and presents a recommended award for each NEO to the committee for its review and approval.

Equity awards to NEOs, including applicable vesting schedules, are determined by the committee and usually approved by the committee at its regularly scheduled meeting in February of each year. The CEO recommends to the committee the individual grants for all NEOs other than himself. The committee reviews the recommendations, makes any adjustments it deems appropriate, and makes the grants. The committee may make grants to NEOs at other times during the year, as it deems appropriate. The grant date of such awards is the date the committee approves the grant, except the grant date for a new hire ordinarily is the date of hire if such hire date is after the date of committee approval. The exercise price of any options granted is the closing price on the date of grant.

Components of the 2009 Executive Compensation Program

The main elements of the compensation program for 2009 for the Company’s NEOs, were a base salary, an annual incentive award that varies in amount depending on the level of achievement of pre-determined goals established for the executive, a stock option grant, and a grant of restricted stock units.  These elements are discussed below.

Base salary. Generally, base salaries for NEOs are set near the median of base salaries paid in the relevant competitive market for the particular position, subject to adjustment in each case-based on individual factors as described above. As a result of the competitive market and the complexity of the role, his level of responsibility, and his overall impact on Manpower, the CEO’s base salary is materially larger than the next highest paid NEO.  There were no increases to base salaries for the NEO’s in 2009. Also, the CEO, the CFO, and other NEOs participated in a voluntary unpaid leave program that was implemented by the Company during the year as a cost-saving measure during the economic downturn, which reduced their base compensation by approximately 2 to 4%.

Base salary levels affect the value of other compensation and benefit elements. Specifically, because the annual incentive is awarded as a percentage of base salary, a higher base salary will result in a higher annual incentive, assuming the same level of achievement against goals. The value of the long-term incentive awards is not determined as a multiple of base salary.  Instead, such awards are determined based on competitive market data, individual performance, and other factors (see below).  Therefore, an increase in base salary does not result in an increase in long-term incentive award levels. Finally, the level of severance benefit each NEO may receive is increased if his or her base salary is increased.

Annual incentives for 2009 — CEO and CFO. As explained above, EPS and EP are the financial metrics under the corporate senior management annual incentive plan that have been used, and which were used again for 2009, for the annual incentive component of the compensation arrangements for the CEO and the CFO.

The Company believes that using EPS as a performance goal keeps the CEO and the CFO focused on producing financial results that align with the interests of shareholders. In this regard, Manpower is in a cyclical business, which is influenced by economic and labor market cycles that are outside of Manpower’s control, and it is important that the senior executives manage short-term results closely to be able to adjust strategy and execution in quick response to external cycle changes. The Company uses EP as a performance goal for the CEO and CFO to provide an incentive for them to manage the business to produce returns in excess of the Company’s cost of capital.

As explained above, Manpower uses a methodology in setting the goal for target performance under the annual plan that is based on the Company’s targeted long-term growth rate. Accordingly, despite the depressed economic conditions, EPS and EP were set based upon an EPS growth target of 12%. Corresponding to this growth rate, the growth target for outstanding performance level was set at 25% based on an assessment ultimately made by the committee of what an appropriate growth-rate target would be for outstanding performance. However, because it was very unlikely that even target performance was attainable, the committee determined to set the threshold target at a growth rate of -79.0%, in order to make a limited award possible at the threshold level.

The following table shows the EPS and EP goals established by the committee for 2009:

Goal	Threshold		Target		Outstanding
EPS	$1.00		$5.32		$5.94
EP	$(195.0	)MM	$135	MM	$175	MM

As explained above, the operating objectives are tied to specific business strategic goals. For 2009, the CEO and CFO had three operating objectives: (1) develop a stronger platform for Manpower’s professional brand; (2) achieve meaningful growth in our strategic clients around the world; and (3) effectively manage the balance of investment and expense reduction. These particular objectives were established by the committee based on the recommendation of the CEO and the committee’s judgment that they were appropriate in the context of the strategic and financial plan of Manpower.

The CEO and CFO total annual incentive award opportunity for 2009 was weighted 37.5% to EPS, 37.5% to EP and 25% to the operating objectives. This is a change from 2008, where the weighting was 40% to EPS, 40% to EP and 20% to the operating objectives. The reason for the change was to increase the amount of the overall incentive opportunity tied to operating objectives in an effort to increase focus on those specific goals in the economic environment existing during 2009. For 2010, the weighting of the total annual incentive award opportunity is again weighted 40% to EPS, 40% to EP and 20% to the operating objectives.  In establishing this weighting, committee members made the judgment that under the current circumstances, there was no strong reason to deviate from the 20% weighting of the operating objectives component that has been the normal practice.  Between the two objective financial metrics of EPS and EP, the Company believes that both are equally important so both are equally weighted. In addition, the committee set the award opportunities for the CEO and the CFO for 2009 as follows: for the CEO, the incentive award payable for target performance was 150% of base salary, for outstanding performance was 300% of base salary, and for threshold performance was 37.5% of base salary, and for the CFO, the incentive award payable for target performance was 100% of base salary, for outstanding performance was 200% of base salary, and for threshold performance was 25% of base salary.

Accordingly, the annual incentive payable to the CEO as a percentage of 2009 base salary for achieving threshold, target or outstanding results for each measure was as follows:

	Threshold	Target	Outstanding
EPS goal	14.0625%	56.25%	112.5%
EP goal	14.0625%	56.25%	112.5%
Operating Objectives	9.3750%	37.50%	75.0%
Total	37.5%	150%	300%

    For the CFO, the annual incentive payable as a percentage of base salary at threshold, target or outstanding results for each measure was as follows:

	Threshold	Target	Outstanding
EPS goal	9.375%	37.5%	75%
EP goal	9.375%	37.5%	75%
Operating Objectives	6.25%	25%	50%
Total	25%	100%	200%

The committee considers the competitive market in designing its incentive award levels in the manner described above. The committee also took into account the committee’s objective of emphasizing results-based pay rather than fixed salary in the Manpower compensation program. The CEO’s award opportunities are higher than the opportunities for the CFO and other NEOs. In setting the CEO’s compensation, the committee also took into account his broad role with final accountability for Manpower’s global results.

The determination of the extent to which the operating objectives have been achieved is based on the committee’s subjective judgment regarding achievement and, where applicable, on achievement of quantitative measures associated with an operating objective. While the CEO provides the committee with his assessment of the achievement of the operating objectives for the CEO and the CFO, the committee makes its own assessment of the extent to which each operating objective was achieved.

The results for 2009 for the CEO and the CFO were as follows. Because actual results for the year were below the threshold level performance goals for both EPS and EP, no awards were earned for those financial objectives. The CEO and the CFO did receive incentive awards for the year for achievement of the operating objectives between the threshold and target levels.  The committee approved these awards based on the subjective judgment of committee members that the operational objectives had been achieved at that level for the year. These awards are shown in the Summary Compensation Table and are described in detail in the narrative following the Grants of Plan-Based Awards Table below.

For 2010, EPS and EP have again been selected for the CEO and the CFO as the financial metrics for the annual incentive component of their compensation arrangements under the corporate senior management annual incentive plan. The reasons for using these particular metrics, which again are equally weighted, are as explained previously. In setting the EPS and EP performance goals for the year, the same methodology based on Manpower’s targeted long-term growth rate, adjusted based on then current economic conditions, was used. As mentioned earlier, returning to the approach followed in 2008, the total annual incentive award opportunity for 2010 was weighted 40% to EPS , 40% to EP and 20% to the operating objectives.

Annual incentive awards for 2009 – other NEOs. The performance metrics used under the corporate senior management annual incentive plan for the other NEOs for 2009 were EPS and Adjusted Operating Unit Profit (AOUP), which is defined as operating unit profit less a capital charge for outstanding accounts receivable. As stated above with respect to the CEO and the CFO, using EPS as a performance goal is believed to keep the NEOs focused on producing financial results that align with the interests of shareholders. On the other hand, Adjusted Operating Unit Profit was selected as the other metric for NEOs under the annual plan to encourage the other NEOs to increase profitability in their respective business units.

The AOUP goals for the NEOs for 2009 were as follows (in 000’s of USD):

		Threshold	Target	Outstanding
Barbara J. Beck	– AOUP of EMEA	$70,000	$200,000	$235,000
Françoise Gri	– AOUP of France	$40,000	$130,000	$150,000
Darryl Green	– AOUP of Asia Pacific region and the Middle East	$(10,000)	$10,000	$20,000
Jonas Prising	– AOUP of the Americas	$(25,000)	$8,000	$25,000
Owen J. Sullivan	– AOUP of Jefferson Wells	$(15,000)	$5,000	$20,000
	– AOUP of Right Management	$35,000	$41,000	$50,000

The target level for each goal was determined based on the same methodology as is described above, under which the goal for target performance reflects the company’s long-term growth targets, with the outstanding level based on an assessment of what would constitute an appropriate outstanding growth target, and with the threshold adjusted downward to reflect the challenge of achieving target performance in the economic conditions then prevailing.

The S&A/Gross Profit and Gross Profit Growth metrics that have been used in previous years were not used for 2009. The CEO recommended, and the committee approved, this approach on the basis that, in the depressed and volatile economic environment then existing, goals based on these metrics did not offer effective incentives.

    The operating objectives for the other NEOs for 2009 are summarized as follows:

Barbara J. Beck	–	Implement measures to enhance performance in EMEA, implement a new company global initiative in EMEA and grow business with our strategic clients.
Françoise Gri	–	Implement measures to enhance performance in France, achieve certain goals in a company global initiative, grow business with our strategic clients and achieve certain back office objectives.
Darryl Green	–
Implement measures to maintain and grow profitability in the Asia Pacific Region, specifically address issues that have been limiting progress in certain parts of the region and achieve certain goals in a company global initiative.

Jonas Prising	–
Achieve certain goals relating to talent development and diversity, improve candidate attraction in the Americas Region, grow the Company’s professional business in the region, and balance cost management with strategic goals.

Owen J. Sullivan	–	Grow business with our strategic clients, ensure the successful rollout of a company initiative and achieve certain objectives relating to the Company’s global sales efforts and talent development.

These particular objectives were selected by the CEO based on his judgment that they promoted the strategic plan of Manpower on a company-wide basis and relative to each NEO’s business unit.

The annual incentive payable to the NEOs as a percentage of 2009 base salary for achieving threshold, target or outstanding results for each measure of results were as follows:

Barbara J. Beck, Françoise Gri, Darryl Green and Jonas Prising
	Annual Incentive Payment as a Percentage of 2009 Base Salary
	Threshold	Target	Outstanding
AOUP Goal	13.75%	41.25%	82.5%
EPS Goal	5.0%	15.0%	30.0%
Operating Objectives	6.25%	18.75%	37.5%
Total	25.0%	75.0%	150.0%

Owen J. Sullivan
	Annual Incentive Payment as a Percentage of 2009 Base Salary
	Threshold	Target	Outstanding
AOUP Goal (for Jefferson Wells and Right Management allocated 50% each)	12.5%	37.5%	75.0%
EPS Goal	5.0%	15.0%	30.0%
Operating Objectives	7.5%	22.5%	45.0%
Total	25.0%	75.0%	150.0%

The committee considers the competitive market in designing its incentive award levels in the manner described above. In addition, the committee attempts to offer similar levels of annual incentive opportunities (as a percentage of salary) to NEOs with similar levels of responsibility at the company.

None of the other NEOs earned an incentive award for 2009 based on achievement of the financial goals and award opportunities applicable to the NEO except for Mr. Sullivan, who earned the maximum award with respect to the AOUP goal for Right Management, and Mr. Green, who earned between the threshold and target award with respect to the AOUP goal for Asia Pacific. The committee, based upon the recommendation of the CEO, did approve incentive awards to each of the NEOs that were determined to be appropriate based on the achievement of each NEO’s operational objectives for the year. The total incentive awards are shown in the Summary Compensation Table below and are described in detail in the narrative following the Grants of Plan-Based Awards Table below.

    Long-term incentive awards for all NEOs for 2009.

The committee awarded stock options and restricted stock units to the NEOs in 2009. The restricted stock units vest ratably over three years beginning in 2010 and are earned as long as the NEO continues to be employed by the Company. Although, as discussed above, the Company normally uses performance share units as a component of the long-term incentive, performance share units were not used for 2009. The reason was based on the belief that the depressed economic conditions then prevailing, significantly diminished the usefulness of the award as an effective incentive as it was difficult to forecast the direction and strength of the economy and future demand for our services with any reasonable certainty due to our industry’s sensitivity to economic factors. The use of stock options and service-vested restricted stock units were judged to provide a better long-term incentive with the appropriate balance of risk and opportunity.

The number of restricted stock units and options granted to each NEO are shown in the Grants of Plan-Based Awards table below. In making decisions about the stock options and restricted stock units to grant the NEOs, the committee takes into account the competitive market data, individual and corporate/business unit performance. Using these factors, a target value for incentive equity grants is determined for each NEO. The allocation between the two forms of incentive for 2009 was determined based on the committee’s judgment that each should be awarded approximately equal weight to obtain the appropriate incentive mix, although putting slightly more emphasis on the overall incentive provided by stock options.

For 2010, the Company has again determined to include performance share units as a component of long-term compensation, but restructured in design to reflect the current circumstances. The performance share units granted for 2010 vest after two years of service and are earned based on achievement of a pre-established goal for improvement of operating profit margin for the first year and maintaining the operating profit margin at or above the threshold level in the second year.  This approach is intended to put a heavy emphasis on the incentive for near-term improvement in profit margins, reflecting the Company’s objectives as the economic recovery progresses, coupled with a retention incentive.  The vesting percentage for threshold and outstanding performance has also been increased for 2010, to 50% from 25% at the threshold level and 200% from 175% at the outstanding level.  In making this change, the committee determined this was the appropriate level of earnings when considering all elements of compensation for the NEOs.

Retirement and Deferred Compensation Benefits

Career shares.  Taking into consideration the lack of any active company-sponsored pension plan at Manpower for the NEOs, the committee selectively uses restricted stock that vests completely on a single date several years into the future to provide a deferred compensation benefit as well as a retention incentive. The committee considers each year whether to make any such grants, to whom to make such grants and the size of such grants. The committee makes these determinations by taking into account what is most appropriate for an NEO in view of the retention incentive provided by the award and the perceived need to supplement the NEO’s deferred compensation benefits. In 2009, career shares were granted to Ms. Beck, Ms. Gri, Mr. Green and Mr. Prising and vest in 2013. No career shares were granted in 2010.

Nonqualified deferred compensation plan.  Manpower maintains tax-qualified 401(k) plans for its U.S. employees. For compliance reasons, once an executive is deemed to be “highly compensated” within the meaning of Section 414(q) of the Internal Revenue Code, the executive is no longer eligible to participate in Manpower’s 401(k) plans. Manpower maintains a separate non-qualified savings plan for eligible executives, providing comparable benefits to those provided to 401(k) plan participants although not as favorable for tax purposes as a qualified plan, including compensation deferrals and matching and profit-sharing contributions. The committee maintains this program in an effort to provide NEOs with reasonably competitive benefits to those in the competitive market.

Other Benefits

NEOs participate in the health and dental coverage, company-paid term life insurance, disability insurance, paid time off, and paid holiday programs applicable to other employees in their locality. These rewards are designed to be competitive with overall market practices, while keeping them at a reasonable level. The benefits are in place to attract and retain the talent needed in the business.

Manpower sponsors an employee stock purchase plan allowing employees to purchase common stock at a discount. The plan is broad-based and available to all U.S. employees, including qualifying temporary employees, and employees in certain other countries. This plan was suspended for all employees in 2009 due to the current economic conditions because the cost of the plan for the Company far outweighed the benefit received by the employees. The plan was reinstituted in 2010 with slight changes to the plan to balance the cost to the Company with the benefit received by the employees. None of the NEOs currently participate in this plan. Manpower reimburses NEOs for financial planning assistance. This benefit is provided to ensure that executives prepare adequately for retirement, file their taxes and conduct all stock transactions appropriately.  In addition, Manpower provides memberships in clubs for business entertaining to a limited number of executives.  Each executive who is provided such a membership pays the expenses for any personal use of these clubs, however, none of the NEOs used these clubs for personal use in 2009.  Manpower also maintains a broad-based auto program that covers approximately 163 management employees in the U.S., including the U.S.-based NEOs. Pursuant to this program, Manpower pays 75% of the cost of a leased car for the NEOs based in the U.S. Consistent with local practice in France and Japan, Manpower provides Ms. Gri with a company car and Mr. Green with a car allowance. All of these car programs are an integral part of Manpower’s benefit package and are viewed as a high value benefit by the NEOs.

Except in connection with expatriate assignments, as discussed below, Manpower does not pay tax gross ups to its NEOs on any of the above benefits.

Severance Arrangements

Manpower has entered into severance agreements (which include change of control benefits) with each of the NEOs. The committee believes that severance and change of control policies are an essential component of the executive compensation program and are necessary to attract and retain senior talent in a competitive market. The committee also believes that such agreements benefit Manpower by clarifying the terms of employment and by protecting Manpower’s business through non-competition, non-solicitation and non-disclosure provisions. Furthermore, the committee believes that change of control benefits, if structured appropriately, serve to minimize the distraction caused by a potential transaction and reduce the risk that key talent would leave the organization before a transaction closes. This outcome can reduce the value of the organization to a buyer or to the shareholders if a transaction fails to close.

The severance agreements provide benefits to the NEOs in the event of certain terminations, such as involuntary terminations not for “cause” or voluntary terminations for “good reason.”  Cause is defined in the severance agreements, and generally includes: performance failures, failure to follow instructions, fraudulent acts, violation of Manpower policies, acts of moral turpitude which are likely to result in loss of business, reputation or goodwill to Manpower, chronic absences from work which are non-health related, crimes related to the NEO’s duties, or willful harmful conduct to Manpower.  Good reason is also defined in each severance agreement, and generally includes: a material reduction in the NEO’s duties, a material reduction in the NEO’s base salary or incentive bonus opportunity, or a relocation to a new principal office that is in excess of 50 miles from the NEO’s prior principal office.  The amount of the benefits under the agreements is enhanced if the termination is associated with a change of control. However, there also must be a termination of the NEO’s employment (a “double trigger”) in order for the NEO to receive the enhanced benefits upon a change of control. Each NEO’s potential severance benefit is affected by the level of his or her base salary and annual incentive opportunity.

The committee has chosen these events as triggering a payment because they involve an involuntary termination or constructive termination that did not arise from a failure to perform or misconduct and that, in the absence of the agreement, could result in the loss of substantial benefits that the NEO would otherwise have earned. Furthermore, the committee recognizes that even in a competitive market for executive talent, the number of comparable positions at comparable companies is limited and finding a replacement position following an involuntary termination may take a substantial amount of time.

The committee believes it is appropriate to have such agreements, provided the agreements have a limited term and are periodically subject to renewal and approval by the committee and the board of directors. The committee periodically reviews the benefits provided under the agreements to ensure that they serve Manpower’s interests in retaining key executives, are consistent with market practice and are reasonable. When conducting this review, the committee includes an assessment of the total value of benefits that would accrue to each executive under the various applicable severance scenarios.  In February 2008, the committee conducted a review of the severance agreements entered into between Manpower and each of the NEOs.  This review resulted in the committee making certain changes to the severance agreements that were entered into between Manpower and each of the CEO and the CFO in February 2008, as compared to the form of severance agreement which had been used by Manpower in prior years.  Manpower entered into new agreements with Mr. Prising, Ms. Beck and Mr. Sullivan in November 2009.  These new agreements replaced the prior agreements that had expired in May 2009 for Mr. Prising and Ms. Beck and in September 2009 for Mr. Sullivan.  With the exception of their new term, these new agreements are in substantially the same form as the agreements they replaced.  All other NEOs remain subject to the same agreements that the committee had most recently reviewed in 2008.

Additional Executive Compensation Policies

Stock ownership guidelines.  The committee believes that NEOs and other senior executives should hold a meaningful stake in Manpower to align their economic interests with those of the shareholders. To that end, the committee adopted stock ownership guidelines that are based on the stock price and base salary in effect on December 31, 2005. The committee has set a goal of five years for these senior executives to attain the targeted ownership levels. In determining whether targeted ownership levels have been met, the committee only takes into account actual shares owned and vested stock options and does not consider any unvested restricted stock, unvested stock options, outstanding performance share units or unvested restricted stock units held by the NEOs. The committee reviewed these guidelines in 2009 and did not make any changes to the guidelines. As indicated in the following table, as of December 31, 2009, each of the NEOs had met these guidelines, except for Ms. Gri and Mr. Green, both of whom were more recently hired.

NEO	Target as a multiple of salary	Target value($)	Target number of shares(#)	Number of shares held as of December 31, 2009(#)	Status as of December 31, 2009
Jeffrey A. Joerres	5	5,000,000	107,526	949,778	Guideline Met
Michael J. Van Handel	3	1,500,000	32,258	320,677	Guideline Met
Barbara J. Beck	2	840,000	18,064	148,611	Guideline Met
Darryl Green	2	850,000(1)	18,279	16,250	Progressing Against Goal
Françoise Gri	2	1,049,760(1)	22,575	16,750	Progressing Against Goal
Jonas Prising	2	700,000	15,053	64,411	Guideline Met
Owen J. Sullivan	2	800,000	17,204	98,321	Guideline Met

(1)	For NEOs that became NEOs after 2005, the target values are based on their respective salaries in effect at the time each became an NEO.

Manpower has also adopted a policy to prohibit designated individuals, including the NEOs, from engaging in short-selling of Manpower securities and buying and selling puts and calls on Manpower securities without advance approval. To date, no designated individual has requested approval to engage in such a transaction.

Expatriate policies.  As a result of being a global company, Manpower may need at times to assign its executives outside of their home country. Also, Manpower’s executive development strategy includes providing its executives the opportunity to acquire management experience outside of their home country. This experience is essential to developing executives who can lead within a global company. To facilitate this strategy and to induce the executives to make such a change, Manpower provides expatriate benefits, which eliminate any tax disadvantages caused by a relocation and compensate them for the disruption it causes to them and to their families.

Mr. Prising is provided certain benefits in connection with his assignment to the U.S. to lead Manpower’s North American operations. The assignment agreement provides for benefits related to Mr. Prising’s relocation, including eligibility to participate in an automobile program, payment or reimbursement for housing, tuition, tax preparation, moving and return visit expenses, and tax equalization and tax gross up payments. The initial term of Mr. Prising’s assignment was three years, but the term was extended for an additional two years in December of 2008, extending such benefits until the end of 2010. Mr. Green also has similar benefits associated with his position leading Manpower’s Asia-Pacific operations, although there is no fixed term for Mr. Green’s agreement.

Other Material Tax Implications of the Executive Compensation Program

Tax implications for Manpower.  Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 for any fiscal year paid to the corporation’s CEO and three most highly compensated executive officers (other than the CEO and CFO) in service as of the end of any fiscal year. However, Section 162(m) also provides that qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. Where necessary for covered executives, the committee generally seeks to structure compensation amounts and plans that meet the requirements for deductibility under this provision. Specifically, the committee has taken steps to qualify the stock option awards, performance share unit awards and the financial components of awards under the Corporate Senior Management Annual Incentive Plan as performance-based compensation for this purpose. However, the committee may implement compensation arrangements that do not satisfy these requirements for deductibility if it determines that such arrangements are appropriate under the circumstances. In addition, because of uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, the committee cannot assure that compensation intended by the committee to satisfy the requirements for deductibility under Section 162(m) will in fact be deductible.

Tax implications for NEOs.  The committee generally seeks to structure compensation amounts and arrangements so that they do not result in penalties for the NEOs under the Internal Revenue Code. For example, Section 409A imposes substantial penalties and results in the loss of any tax deferral for nonqualified deferred compensation that does not meet the requirements of that section. The committee has structured the elements of Manpower’s compensation program so that they are either not characterized as nonqualified deferred compensation under Section 409A or meet the distribution, timing and other requirements of Section 409A. Without these steps, certain elements of compensation could result in substantial tax liability for the NEOs. Section 280G and related provisions impose substantial excise taxes on so-called “excess parachute payments” payable to certain executives upon a change of control and results in the loss of the compensation deduction for such payments by the executive’s employer. The committee has structured the change of control payments under its severance agreements with the CEO and CFO to include a gross up for excise taxes imposed under Section 280G in order to preserve the after-tax value of those payments for those executives. For other NEOs, the change of control payments have been structured to limit the amount of the severance payment in the event that the severance payment will be subject to excise taxes imposed under Section 280G, but only where the after-tax amount received by the NEO would be greater than the after-tax amount without regard to such limitation.

REPORT OF THE EXECUTIVE COMPENSATION AND HUMAN RESOURCES COMMITTEE OF THE BOARD OF DIRECTORS

The executive compensation and human resources committee of the board of directors of Manpower has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report. Based on this review and discussion, the executive compensation and human resources committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report.

The Executive Compensation and Human Resources Committee
J. Thomas Bouchard, Chairman
Marc J. Bolland
Cari M. Dominguez
Jack M. Greenberg

EXECUTIVE COMPENSATION AND HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the executive compensation and human resources committee has ever been an officer or employee of Manpower or any of our subsidiaries and none of our executive officers has served on the compensation committee or board of directors of any company of which any of our other directors is an executive officer.

Compensation Policies and Practices as they Relate to Risk Management

Members of the Company’s senior management team have considered and discussed the Company’s compensation policies and practices and specifically whether these policies and practices create risks that are reasonably likely to have a material adverse effect to Manpower.  Management has also discussed this issue with the executive compensation and human resources committee and have determined there are no risks arising from our compensation policies and practices that are reasonably likely to have a material adverse effect on Manpower.

As Manpower is located in various countries around the world, we have several incentive plans.  Our plans use various financial performance growth metrics, generally relating to profitability.  As a result, there is no common incentive driving behavior.  We also have controls in place that mitigate any impact these plans might have on us.  In general, each of our incentive plans has a threshold, target and outstanding payout level, which is not material to the Company, that is earned based on the results of the financial metrics.  In addition, there is an approval process of the various incentive plans in each country, which are approved by the country manager and financial manager in the respective country to ensure the growth metrics are based on company performance.  In addition, incentives are generally not a major portion of an individual’s salary, other than our executives officers, which participate in the corporate senior management plan described below.

Our largest and most significant incentive plan is the corporate senior management annual incentive plan, which is the plan in which our executive officers participate.  The executive compensation and human resources committee has general oversight of this plan and has capped the incentive payouts at an outstanding level to ensure that no employee receives a bonus that is significant enough to create a significant risk to the Company.  In addition, the financial metrics, which focus on company-wide and segment-wide goals and objectives, and results of those metrics used in this plan, are reviewed and approved at multiple levels in the Company.

Based on the above factors, we do not believe our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on Manpower .

    The following table summarizes compensation information for Manpower’s CEO, CFO, the three most highly compensated executive officers, and the two other executive officers who are business unit leaders. For purposes of providing consistent compensation disclosure year to year, we have included summary compensation information for our CEO and CFO and for all of our executive officers who are business unit leaders (rather than the three most highly compensated executive officers other than the CEO and CFO), as the individuals comprising such group may change from year to year based on changes in total compensation. We refer to this group of seven executive officers as the named executive officers (“NEOs”).

Summary Compensation Table

Name &bPrincipal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Jeffrey A. Joerres	2009	980,769	0	1,548,000	2,547,675	200,000	11,208	70,916	5,358,568
CEO	2008	1,000,000	0	5,947,200	3,078,774	300,000	6,482	69,082	10,401,538
	2007	1,000,000	0	3,433,500	2,931,925	2,801,333	0	94,212	10,260,970

Michael J. Van Handel	2009	539,423	0	619,200	815,256	125,000	12,529	52,135	2,163,543
CFO	2008	550,000	0	1,416,000	769,694	110,000	7,407	49,194	2,902,295
	2007	500,000	0	1,144,500	764,850	932,111	0	53,978	3,395,439

Barbara J. Beck	2009	460,000	0	464,400	356,675	87,000	0	277,981	1,646,056
EVP and President, EMEA	2008	460,000	0	396,480	513,129	86,250	0	415,446	1,871,305
	2007	420,000	0	534,100	356,930	583,044	0	270,966	2,165,040

Owen J. Sullivan	2009	420,000	0	278,640	356,675	236,250	0	55,503	1,347,068
EVP and CEO, Right Management and Jefferson Wells	2008	420,000	0	311,520	410,503	252,000	0	40,795	1,434,818
	2007	420,000	0	877,450	611,880	387,744	0	27,152	2,324,226

Jonas Prising	2009	384,615	0	340,560	356,675	75,000	0	236,163	1,393,013
EVP and President, The Americas	2008	400,000	0	339,840	513,129	52,500	0	238,388	1,543, 857
	2007	400,000	0	877,450	611,880	222,320	0	198,528	2,310,178

Darryl Green	2009	425,000	0	510,840	417,819	183,218	0	286,065	1,397,942
EVP and President, Asia Pacific and Middle East	2008	425,000	0	339,840	427,608	63,750	0	337,324	1,593,522
	2007	252,663	0	2,097,900	610,272	154,658	0	110,316	3,225,809

Françoise Gri(6)	2009	524,880	0	510,840	376,380	104,976	0	17,423	1,534,499
EVP and President, France	2008	524,880	0	396,480	449,258	98,415	0	13,732	1,482,765
	2007	422,791	0	305,200	483,426	549,129	0	54,388	1,805,174

(1)
Mr. Joerres, Mr. Van Handel and Mr. Prising participated in the voluntary unpaid leave program that was implemented by the company during the year as a cost-saving measure during the global economic downturn, which reduced their base compensation.

(2)
The value of stock awards in this table for 2009 includes the grant date fair value for restricted stock units (including career shares) granted in 2009 as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation.” The value of stock awards in the table for 2008 and 2007 includes the grant date fair value for performance share units and restricted stock or units (including career shares) granted in 2008 and 2007, respectively, as follows:

For restricted stock or restricted stock units: For 2008 – Mr. Joerres — $2,265,600 of career shares in the form of restricted stock.  For 2007 – Mr. Sullivan — $190,750 of career shares in the form of restricted stock; Mr. Prising — $190,750 for career shares in the form of restricted stock; and Mr. Green — $932,400 of restricted stock units.

The performance share units in both 2008 and 2007 are reported at the target level, which we believe was the probable outcome of the performance conditions at the time of grant. The amount included at target level for each NEO was:

For 2008 - Mr. Joerres — $3,681,600; Mr. Van Handel — $1,416,000; Ms. Beck — $396,480; Mr. Sullivan — $311,520; Mr. Prising — $339,840; Mr. Green — $339,840; and Ms. Gri — $396,480.

For 2007 – Mr. Joerres — $3,433,500; Mr. Van Handel — $1,144,500; Ms. Beck — $534,100; Mr. Sullivan — $686,700; Mr. Prising — $686,700; Mr. Green — $1,165,500; and Ms. Gri — $305,200.

At the outstanding level, the grant date fair value of the performance share units would have been:

For 2008 - Mr. Joerres — $6,442,800; Mr. Van Handel — $2,478,000; Ms. Beck — $693,840; Mr. Sullivan — $545,160; Mr. Prising — $594,720; Mr. Green — $594,720; and Ms. Gri — $693,840.

For 2007 - Mr. Joerres — $6,008,625; Mr. Van Handel — $2,002,875; Ms. Beck — $934,675; Mr. Sullivan — $1,201,725; Mr. Prising — $1,201,725; Mr. Green — $2,039,625; and Ms. Gri — $534,100.

(3)	The value of options in this table represents the grant date fair value of the stock options granted in 2009, 2008 and 2007, respectively, as computed in accordance with FASB ASC Topic 718.

(4)
Although the amount of benefits for each NEO under the U.S. pension plans was frozen in 2000, the change in actuarial value is due to the change in actuarial assumptions from year to year, as calculated under the rules governing financial reporting for U.S. pension plans.

(5)	These amounts are described in further detail in the All Other Compensation Table.

(6)
Ms. Gri’s annual salary is €400,000. Ms. Gri’s salary and incentive payment are paid in Euros and have been translated at an exchange rate of 1.3122 (in U.S. Dollars), which was the exchange rate on March 12, 2007, the date Ms. Gri joined Manpower. The amount of all other compensation has been translated at an exchange rate of 1.4321 (in U.S. Dollars), the rate in effect on December 31, 2009. Based on the exchange rate of 1.4321 (in U.S. Dollars), as of December 31, 2009, Ms. Gri’s salary was $572,840 and incentive compensation was $114,568.

All Other Compensation in 2009

Name & Principal Position	Perquisites & Other Personal Benefits ($)(1)		Tax Reimbursements ($)(2)		Payments/Accruals on Termination Plans ($)	Company Contributions to Defined Contribution Plans ($)(3)	Total Other Compensation ($)
Jeffrey A. Joerres	32,493		0		0	38,423	70,916
CEO
Michael J. Van Handel	32,611		0		0	19,524	52,135
CFO
Barbara J. Beck	35,332		242,649	(4)	0	0	277,981
EVP and President, EMEA
Owen J. Sullivan	35,343		0		0	20,160	55,503
EVP and CEO, Right Management and Jefferson Wells
Jonas Prising	139,796	(5)	83,253	(6)	0	13,114	236,163
EVP and President, The Americas
Darryl Green	258,641	(7)	27,424	(8)	0	0	286,065
EVP and President, Asia Pacific and Middle East
Françoise Gri	17,423	(9)	0		0	0	17,423
EVP and President, France

(1)
Except as otherwise indicated, these amounts include the value attributable to each executive’s participation in Manpower’s company car program, auto insurance, life insurance premiums paid and/or the value of financial services paid for by Manpower.

(2)
Due to the complex nature of calculating these tax reimbursements, in certain cases the amounts are often paid to the NEOs one or more years after the income to which they relate was earned by the NEO.

(3)
These contributions were made by Manpower on behalf of the NEOs under the terms of the Nonqualified Savings Plan. Further information regarding the Nonqualified Savings Plan can be found in the Nonqualified Deferred Compensation Table and accompanying narrative.

(4)	This amount reflects tax gross up and tax equalization payments paid in 2009 to Ms. Beck in connection with her assignment to the United Kingdom attributable to compensation she received during 2008.

(5)
In addition to the amounts described above in footnote (1), included in this amount are housing costs of $72,718, tuition payments of $36,730 for Mr. Prising’s children and tax compliance services. These benefits are paid to Mr. Prising in connection with his assignment to the U.S.

(6)
This amount reflects tax gross up and tax equalization payments paid in 2009 to Mr. Prising in connection with his assignment to the U.S. attributable to compensation and benefits received by him in 2008.

(7)
In addition to the amounts described above in footnote (1), this amount reflects tax compliance services, a housing allowance of $90,000, a tuition allowance of $40,000 for Mr. Green’s children, and a car allowance of $28,185. These benefits are paid to Mr. Green in connection with his assignment to Japan and have been translated at an exchange rate for Japanese Yen of .008415454 (in U.S. Dollars), which was the average exchange rate in effect between the date he received his offer letter from Manpower on April 4, 2007 and the date he signed it on April 10, 2007. Based on the exchange rate of .01075 (in U.S. Dollars) as of December 31, 2009, the specific conversions of the amounts mentioned above paid in Japanese Yen included a housing allowance of $114,971, a tuition allowance of $51,098, and a car allowance of $36,005. Also included in this column is airfare for two return trips for his family members to the U.S. of $53,004 translated at an exchange rate for Singapore Dollars of .7117 (in U.S. Dollars) which was the exchange rate in effect on December 31, 2009.

(8)
This amount reflects the value of the gross up and tax equalization payments paid to Mr. Green in 2009 attributable to benefits provided to him in 2009 and has been translated at an exchange rate for Japanese Yen of .01075 (in U.S. Dollars), which was the exchange rate in effect on December 31, 2009.

(9)
In accordance with her employment agreement, Ms. Gri is provided with an automobile and this amount reflects the lease and maintenance payments associated with the automobile. Amounts paid in Euros in this column have been translated at an exchange rate of 1.4321 (in U.S. Dollars), which was the exchange rate in effect on December 31, 2009.

Grants of Plan-Based Awards in 2009

Name & Principal Position	Plan Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
			Threshold ($)	Target ($)	Maximum ($)
Jeffrey A. Joerres CEO	Corporate Senior	—	375,000	1,500,000	3,000,000	—	—	—	—
	Management Annual Incentive Plan (CSMAIP)
	2003 Equity Incentive Plan	2/17/2009	—	—	—	50,000	—	—	1,548,000
		2/17/2009	—	—	—	—	250,000	30.96	2,547,675

Michael J. Van Handel CFO	CSMAIP	—	137,500	550,000	1,100,000	—	—	—	—
	2003 Equity Incentive Plan	2/17/2009	—	—	—	20,000	—	—	619,200
		2/17/2009	—	—	—	—	80,000	30.96	815,256

Barbara J. Beck EVP and President, EMEA	CSMAIP	—	115,000	345,000	690,000	—	—	—	—
	2003 Equity Incentive Plan	2/17/2009	—	—	—	15,000	—	—	464,400
		2/17/2009	—	—	—	—	35,000	30.96	356,675

Owen J. Sullivan EVP and CEO, Right Management and Jefferson Wells	CSMAIP	—	105,000	315,000	630,000	—	—	—	—
	2003 Equity Incentive Plan	2/17/2009	—	—	—	9,000	—	—	278,640
		2/17/2009	—	—	—	—	35,000	30.96	356,675

Jonas Prising EVP and President, The Americas	CSMAIP	—	100,000	300,000	600,000	—	—	—	—
	2003 Equity Incentive Plan	2/17/2009	—	—	—	11,000	—	—	340,560
		2/17/2009	—	—	—	—	35,000	30.96	356,675

Darryl Green EVP and President, Asia Pacific and Middle East	CSMAIP	—	106,250	318,750	637,500	—	—	—	—
	2003 Equity Incentive Plan	2/17/2009	—	—	—	16,500	—	—	510,840
		2/17/2009	—	—	—	—	41,000	30.96	417,819

Françoise Gri EVP and President, France	CSMAIP	—	131,220	393,660	787,320	—	—	—	—
	2003 Equity Incentive Plan	2/17/2009	—	—	—	16,500	—	—	510,840
		3/11/2009	—	—	—	—	41,000	27.99	376,380

(1)	These amounts represent the 2009 incentive amounts established under the Corporate Senior Annual Management Incentive Plan.

(2)
Amounts represent the number of restricted stock units and career shares granted in February 2009. Restricted stock units granted were as follows: Mr. Joerres – 50,000; Mr. Van Handel – 20,000; Ms. Beck – 9,000; Mr. Sullivan – 9,000; Mr. Prising; - 9,000; Mr. Green – 11,500; and Ms. Gri – 11,500. Career shares in the form of restricted stock units granted were as follows: Ms. Beck – 6,000; Mr. Prising – 2,000; Mr. Green – 5,000; and Ms. Gri – 5,000.

(3)	These amounts represent the number of shares underlying stock options that were granted in 2009.

(4)	The grant date fair value of stock and option awards granted in 2009 that are reported in this column have been computed in accordance with FASB ASC Topic 718.

Compensation Agreements and Arrangements

Manpower entered into compensation agreements and severance agreements with the CEO and the CFO in February 2008 that replaced their prior agreements, which were set to expire. The term under each of the compensation agreements and severance agreements expires on the first to occur of (1) the date two years after the occurrence of a change of control of Manpower or (2) February 20, 2011, if no such change of control occurs before February 20, 2011. The severance agreements with the CEO and the CFO are described in further detail in the section entitled “Termination of Employment and Change of Control Arrangements” following the Nonqualified Deferred Compensation Table. Under the compensation agreements, the CEO and the CFO are entitled to receive a base salary, as may be increased from time to time by Manpower, and each is entitled to receive incentive compensation in accordance with an annual incentive plan approved and administered by the executive compensation and human resources committee. The CEO is entitled to receive an annual base salary of at least $1,000,000 per year, and the CFO is entitled to receive an annual base salary of at least $550,000 per year. The annual incentive plan for the CEO and the CFO is described in further detail in the Compensation Discussion and Analysis included in this annual report.

In addition, the CEO and CFO are eligible for all benefits generally available to the senior executives of Manpower, subject to and on a basis consistent with the terms, conditions and overall administration of such benefits. The compensation agreements also contain nondisclosure provisions that are effective during the term of the executive’s employment with Manpower and during the two-year period following the termination of the executive’s employment with Manpower, and nonsolicitation provisions that are effective during the term of the executive’s employment with Manpower and during the one-year period following the termination of the executive’s employment with Manpower.

Ms. Beck, Mr. Sullivan, Mr. Prising, Mr. Green and Ms. Gri currently receive an annual incentive bonus determined pursuant to an incentive arrangement with Manpower and have entered into severance agreements with Manpower. The annual incentive bonus arrangements are described in further detail in the Compensation Discussion and Analysis included in this annual report and the severance agreements for each NEO are described in further detail in the section entitled “Termination of Employment and Change of Control Arrangements” following the Nonqualified Deferred Compensation Table.

During 2009, Mr. Prising received expatriate benefits in connection with his assignment to Milwaukee, Wisconsin. This arrangement is described in further detail in the Compensation Discussion and Analysis included in this annual report.

In connection with his employment as President, Asia Pacific Operations, Manpower entered into an agreement with Mr. Green to provide for benefits related to Mr. Green’s appointment in Japan, including a car allowance, payment or reimbursement for housing, tuition, tax preparation, moving and return visit expenses, tax gross ups on these expenses and tax equalization payments.

In connection with her appointment as President of Manpower France SAS, Ms. Gri entered into an employment agreement with Manpower France Holdings SAS. Under her employment agreement, she is entitled to receive an annual base salary of €400,000, as may be increased from time to time, and she is entitled to receive annual incentive compensation. In addition, under her employment contract, Ms. Gri is entitled to reimbursement of her business expenses, a company car, and a limited number of vacation days. Her employment agreement also contains nondisclosure provisions that are effective during the term of her employment with Manpower and following the termination of her employment with Manpower.

2009 Annual Incentive Awards

    The following tables illustrate the achievement of the performance targets in relation to the payment of the 2009 Annual Incentive Awards.

For 2009, Manpower’s EPS was $0.45 (compared to $1.00 at threshold, $5.32 at target and $5.94 at outstanding) and EP was  -$203.5 MM (compared to -$195 MM at threshold, $135 MM at target and $175 MM at outstanding).

Jeffrey A. Joerres — 2009 Annual Incentive Calculation
	Performance Level	Percentage of 2009 Salary	Amount Earned
EPS Goal	Below Threshold	0%	$0
EP Goal	Below Threshold	0%	$0
Operating Objectives	Above Threshold	20%	$200,000
Total Incentive		20%	$200,000

Michael J. Van Handel — 2009 Annual Incentive Calculation
	Performance Level	Percentage of 2009 Salary	Amount Earned
EPS Goal	Below Threshold	0%	$0
EP Goal	Below Threshold	0%	$0
Operating Objectives	Above Threshold	23%	$125,000
Total Incentive		23%	$125,000

Barbara J. Beck — 2009 Annual Incentive Calculation
	Performance Level	Percentage of 2009 Salary	Amount Earned
AOUP of EMEA Goal	Below Threshold	0%	$0
EPS Goal	Below Threshold	0%	$0
Operating Objectives	Above Target	18.91%	$87,250
Total Incentive		18.91%	$87,250

Owen J. Sullivan — 2009 Annual Incentive Calculation
	Performance Level	Percentage of 2009 Salary	Amount Earned
AOUP of Jefferson Wells Goal	Below Threshold	0%	$0
AOUP of Right Management Goal	Outstanding	37.5%	$157,500
EPS Goal	Below Threshold	0%	$0
Operating Objectives	Above Threshold	18.75%	$78,750
Total Incentive		56.25%	$236,250

Jonas Prising — 2009 Annual Incentive Calculation
	Performance Level	Percentage of 2009 Salary	Amount Earned
AOUP of America’s Goal	Below Threshold	0%	$0
EPS Goal	Below Threshold	0%	$0
Operating Objectives	At Target	18.75%	$75,000
Total Incentive		18.75%	$75,000

Darryl Green — 2009 Annual Incentive Calculation
	Performance Level	Percentage of 2009 Salary	Amount Earned
AOUP of Asia Pacific Goal	Above Threshold	24.36%	$103,530
EPS Goal	Below Threshold	0%	$0
Operating Objectives	At Target	18.75%	$79,688
Total Incentive		18.75%	$183,218

Françoise Gri - 2009 Annual Incentive Calculation (1)
	Performance Level	Percentage of 2009 Salary	Amount Earned
AOUP of France Goal	Below Threshold	0%	$0
EPS Goal	Below Threshold	0%	$0
Operating Objectives	Above Target	20%	$104,976
Total Incentive		20%	$104,976

(1)	Ms. Gri’s incentive is paid in Euros and has been translated above at an exchange rate of 1.3122 (in U.S. Dollars), which was the exchange rate on March 12, 2007.

Grants Under the 2003 Equity Incentive Plan

Stock options.  Manpower made grants of stock options to all of the NEOs (other than Ms. Gri) under the 2003 Equity Incentive Plan in February 2009. To comply with certain French laws, Manpower made a stock option grant to Ms. Gri in March 2009. The stock options granted in 2009 vest 25% per year over a four-year period and if they are not exercised, they expire in ten years (or earlier following a termination of employment). Additional vesting terms applicable to these options are described in further detail in the section entitled “Termination of Employment and Change of Control Arrangements” following the Nonqualified Deferred Compensation Table.

Performance share units.  Manpower did not make any grants of performance share units in 2009.

Restricted stock units. Manpower made grants of restricted stock units to all of the NEOs under the 2003 Equity Incentive Plan in February 2009. The restricted stock units granted in 2009 vest one-third per year over a three-year period. Any unvested restricted stock units are forfeited upon termination of employment. Dividend equivalents are paid on the restricted stock units under these awards. Additional vesting terms applicable to these grants are described in further detail in the section entitled “Termination of Employment and Change of Control Arrangements” following the Nonqualified Deferred Compensation Table.

Career shares.  Manpower made a grant of career shares to Ms. Beck, Mr. Green, Ms. Gri and Mr. Prising in February 2009, which was granted as restricted stock units with a four-year vesting term. Dividend equivalents are paid on the restricted stock units under these awards. Additional vesting terms applicable to these grants are described in further detail in the section entitled “Termination of Employment and Change of Control Arrangements” following the Nonqualified Deferred Compensation Table.

Outstanding Equity Awards at December 31, 2009

Name & Principal Position	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)(2)
Jeffrey A. Joerres	65,500	—	—	$33.69	02/14/2010	—	—	—	—
CEO	65,300	—	—	$31.78	03/12/2011	—	—	—	—
	250,000	—	—	$33.96	02/19/2012	—	—	—	—
	35,000	—	—	$31.16	02/18/2013	—	—	—	—
	50,000	—	—	$44.08	02/18/2014	—	—	—	—
	150,000	—	—	$44.37	02/16/2015	—	—	—	—
	97,000	32,500(4)	—	$52.78	02/14/2016	—	—	—	—
	57,500	57,500(5)	—	$76.30	02/14/2017	—	—	—	—
	45,000	135,000(6)	—	$56.64	02/20/2018	—	—	—	—
	—	250,000 (7)	—	$30.96	02/17/2019	—	—	—	—
	—	—	—	—	—	45,000(8)	$2,456,100	—	—
	—	—	—	—	—	35,000(9)	$1,910,300	—	—
	—	—	—	—	—	40,000(10)	$2,183,200	—	—
	—	—	—	—	—	50,799(11)	$ 2,772,609	—	—
	—	—	—	—	—	—	—	45,000 (16)	$2,456,100
	—	—	—	—	—	—	—	65,000 (17)	$3,547,700

Michael J. Van Handel	120,000	—	—	$33.96	02/19/2012	—	—	—	—
CFO	13,500	—	—	$31.16	02/18/2013	—	—	—	—
	15,000	—	—	$44.08	02/18/2014	—	—	—	—
	50,000	—	—	$44.37	02/16/2015	—	—	—	—
	33,750	11,250(4)	—	$52.78	02/14/2016	—	—	—	—
	15,000	15,000(5)	—	$76.30	02/14/2017	—	—	—	—
	11,250	33,750(6)	—	$56.64	02/20/2018	—	—	—	—
	—	80,000(7)	—	$30.96	02/17/2019	—	—	—	—
	—	—	—	—	—	9,000(8)	$491,220	—	—
	—	—	—	—	—	6,000(9)	$327,480	—	—
	—	—	—	—	—	20,320(11)	$1,109,066	—	—
	—	—	—	—	—	—	—	15,000 (16)	$818,700
	—	—	—	—	—	—	—	25,000 (17)	$1,364,500

Barbara J. Beck	40,000	—	—	$33.96	02/19/2012	—	—	—	—
EVP and President, EMEA	15,000	—	—	$44.08	02/18/2014	—	—	—	—
	41,438	—	—	$44.37	02/16/2015	—	—	—	—
	37,673	12,558(4)	—	$52.78	02/14/2016	—	—	—	—
	7,000	7,000 (5)	—	$76.30	02/14/2017	—	—	—	—
	7,500	22,500(6)	—	$56.64	02/20/2018	—	—	—	—
	—	35,000(7)	—	$30.96	02/17/2019	—	—	—	—
	—	—	—	—	—	5,000(12)	$272,900	—	—
	—	—	—	—	—	9,144(11)	$499,080	—	—
	—	—	—	—	—	6,096(13)	$332,720	—	—
	—	—	—	—	—	—	—	7,000 (16)	$382,060
	—	—	—	—	—	—	—	7,000 (17)	$382,060

Owen J. Sullivan	10,000	—	—	$42.00	02/24/2014	—	—	—	—
EVP and CEO, Right Management and Jefferson Wells	32,000	—	—	$44.37	02/16/2015	—	—	—	—
	19,515	6,505 (4)	—	$52.78	02/14/2016	—	—	—	—
	12,000	12,000(5)	—	$76.30	02/14/2017	—	—	—	—
	6,000	18,000(6)	—	$56.64	02/20/2018	—	—	—	—
	—	35,000(7)	—	$30.96	02/17/2019	—	—	—	—
	—	—	—	—	—	5,000(12)	$272,900	—	—
	—	—	—	—	—	9,144(11)	$499,080	—	—

Jonas Prising	2,500	—	—	$33.96	02/19/2012	—	—	—	—
EVP and President, The Americas	3,500	—	—	$31.16	02/18/2013	—	—	—	—
	6,300	—	—	$44.95	02/24/2014	—	—	—	—
	5,250	—	—	$45.57	02/16/2015	—	—	—	—
	15,000	5,000(4)	—	$52.78	02/14/2016	—	—	—	—
	12,000	12,000(5)	—	$76.30	02/14/2017	—	—	—	—
	7,500	22,500(6)	—	$56.64	02/20/2018	—	—	—	—
	—	35,000(7)	—	$30.96	02/19/2019	—	—	—	—
	—	—	—	—	—	2,655(12)	$144,910	—	—
	—	—	—	—	—	2,500(14)	$136,450	—	—
	—	—	—	—	—	9,144(11)	$499,080	—	—
	—	—	—	—	—	2,032(13)	$110,907	—	—
	—	—	—	—	—	—	—	9,000(16)	$491,220
	—	—	—	—	—	—	—	6,000(17)	$327,480

Darryl Green	10,000	10,000(19)	—	$93.24	05/28/2017	—	—	—	—
EVP and President, Asia Pacific and Middle East	6,250	18,750(6)	—	$56.64	02/20/2018	—	—	—	—
	—	41,000(7)	—	$30.96	02/17/2019	—	—	—	—
	—	—	—	—	—	10,417(15)	$568,560	—	—
	—	—	—	—	—	11,684(11)	$637,713	—	—
	—	—	—	—	—	5,080(13)	$277,266	—	—
	—	—	—	—	—	—	—	5,000(16)	$272,900
	—	—	—	—	—	—	—	7,500(17)	$409,350
	—	—	—	—	—	—	—	6,000(18)	$327,480

Françoise Gri	10,000	10,000(20)	—	$73.86	03/12/2017	—	—	—	—
EVP and President, France	6,750	20,250(21)	—	$55.10	03/11/2018	—	—	—	—
	—	41,000(22)	—	$27.99	03/11/2019	—	—	—	—
	—	—	—	—	—	11,684(11)	$637,713	—	—
	—	—	—	—	—	5,080(13)	$277,266	—	—
	—	—	—	—	—	—	—	4,000(16)	$218,320
	—	—	—	—	—	—	—	7,000(17)	$382,060

(1)       Represents outstanding grants of restricted stock, restricted stock units or career shares.

(2)	Value based on the closing price of $54.58 on December 31, 2009.

(3)	Represents outstanding grants of performance share units, measured at target levels, except as otherwise provided herein.

(4)	Remaining options vested on February 14, 2010.

(5)	50% of the remaining unvested options vested on February 14, 2010 and 50% of the remaining unvested options are scheduled to vest on February 14, 2011.

(6)	33% of the remaining unvested options vested on February 20, 2010 and 33% of the remaining unvested options are scheduled to vest on each of February 20, 2011 and 2012.

(7)	25% of the remaining unvested options vested on February 17, 2010 and 25% of the remaining unvested options are scheduled to vest on each of February 17, 2011, 2012 and 2013.

(8)	Shares scheduled to vest on February 16, 2011.

(9)	Shares scheduled to vest on February 14, 2012.

(10)	Shares scheduled to vest on February 20, 2013.

(11)	33% of the restricted stock units vested on February 17, 2010 and 33% of the remaining unvested options are scheduled to vest on each of February 17, 2011 and 2012.

(12)	Shares or restricted stock units vested on February 16, 2010.

(13)	Restricted stock units scheduled to vest on February 17, 2013.

(14)	Shares or restricted stock units scheduled to vest on February 14, 2013.

(15)	Restricted stock units scheduled to vest on May 28, 2011.

(16)
Performance share units scheduled to vest in February 2010, had the performance targets been achieved as of December 31, 2009 and service requirements were met as of December 31, 2009.   However, the committee certified the performance target had not been achieved and therefore, no performance share units were issued.

(17)
Performance share units scheduled to vest in February 2011 if the committee certifies that the performance targets are achieved as of December 31, 2010 and service requirements are met as of December 31, 2010.

(18)
Performance share units scheduled to vest in February 2011 if the committee certifies that the performance targets are achieved as of December 31, 2010 and the service requirement is met as of December 31, 2010. This award is disclosed at the maximum level.

(19)	50% of the remaining unvested options are scheduled to vest on each of May 28, 2010 and 2011.

(20)	50% of the remaining unvested options vest on March 12, 2010 and 50% of the remaining unvested options are scheduled to vest on March 12, 2011.

(21)	33% of the remaining unvested options vest on March 11, 2010 and 33% of the remaining unvested options are scheduled to vest on March 11, 2011 and 2012.

(22)	25% of the remaining unvested options vested on March 9, 2010 and 25% of the remaining unvested options are scheduled to vest on each of March 9, 2011, 2012 and 2013.

Option Exercises and Stock Vested in 2009

	Option Awards		Stock Awards
Name & Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey A. Joerres CEO	100,000	1,115,010	70,000	2,167,200
Michael J. Van Handel CFO	0	0	29,750	921,060
Barbara J. Beck EVP and President, EMEA	0	0	17,500	541,800
Owen J. Sullivan EVP and CEO, Right Management and Jefferson Wells	0	0	17,500	541,800
Jonas Prising EVP and President, The Americas	0	0	14,000	433,400
Darryl Green EVP and President, Asia Pacific and Middle East	0	0	0	0
Françoise Gri EVP and President, France	0	0	0	0

Pension Benefits in 2009

Name & Principal Position	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Jeffrey A. Joerres CEO	U.S. Pension Plans	7	59,857	0
Michael J. Van Handel CFO	U.S. Pension Plans	11	68,119	0
Barbara J. Beck EVP and President, EMEA	N/A	—	—	—
Owen J. Sullivan EVP and CEO, Right Management and Jefferson Wells	N/A	—	—	—
Jonas Prising EVP and President, The Americas	N/A	—	—	—
Darryl Green EVP and President, Asia Pacific and Middle East	N/A	—	—	—
Françoise Gri EVP and President, France	N/A	—	—	—

(1)
Present value has been calculated as of December 31, 2009 assuming a 5.70% discount rate and retirement occurring at age 65, as well as applying the 2010 Static Mortality Table for Annuitants and Non-Annuitants, as required for plan financial reporting purposes.

U.S. pension plans.    Manpower maintains both a qualified, noncontributory defined benefit pension plan for U.S. employees, as well as a nonqualified, noncontributory, defined benefit deferred compensation plan for management and other highly compensated employees in the U.S. who are ineligible to participate in the qualified plan. Together, both plans are referred to collectively as the “U.S. pension plans.” The U.S. pension plans were frozen as of February 29, 2000 and all benefits under the U.S. pension plans became fully vested. The CEO and CFO are each entitled to pension benefits under the U.S. pension plans.

Under the U.S. pension plans, a pension is payable upon retirement at age 65 (with five years of service), or earlier upon termination if the participant has reached age 55 and has had 20 years of service with Manpower. The pension benefit is based on years of credited service as of February 29, 2000 and the lesser of (i) the average annual compensation received during the last five consecutive calendar years as of February 29, 2000, for employees who had not retired as of February 29, 2000 or (ii) $261,664. Compensation covered by the U.S. pension plans is base salary.

Currently, none of the NEOs are eligible for early retirement under the U.S. pension plans. The early retirement benefit under the U.S. pension plans is the normal retirement benefit, reduced by 5/12 of 1% for each month that the participant retired prior to his normal retirement age.

Nonqualified Deferred Compensation in 2009

Name & Principal Position	Plan	Executive Contributions in 2009 ($)(1)	Registrant Contributions in 2009 ($)	Aggregate Earnings in 2009 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2009 ($)(2)
Jeffrey A. Joerres	NQSP	76,846	38,423	552,302	0	2,320,359
CEO	PBDC	0	0	32,265	0	1,053,960
Michael J. Van Handel	NQSP	39,048	19,524	193,698	0	878,680
CFO	PBDC	0	0	16,910	0	552,378
Barbara J. Beck	NQSP	0	0	5,303	0	22,967
EVP and President, EMEA	PBDC	0	0	13,567	0	443,172
Owen J. Sullivan	NQSP	40,320	20,160	90,336	0	412,492
EVP and CEO, Right Management and Jefferson Wells	PBDC	0	0	12,887	0	420,949
Jonas Prising	NQSP	51,587	13,114	96,873	0	374,931
EVP and President, The Americas
Darryl Green	NQSP	0	0	0	0	0
EVP and President, Asia Pacific and Middle East
Françoise Gri	N/A	0	0	0	0	0
EVP and President, France

(1)
These amounts reflect contributions made by the NEOs from their 2009 salary, which amounts were also included in the salary column for each NEO in the Summary Compensation Table.  Of the amounts disclosed in this column for the Nonqualified Savings Plan, the following contributions are attributable to a portion of the 2008 annual incentive, which was disclosed in the 2008 Summary Compensation Table: Mr. Joerres — $18,000; Mr. Van Handel — $6,600; Mr. Sullivan — $15,120; and Mr. Prising — $13,125.

(2)
Of the amounts disclosed in this column for the Nonqualified Savings Plan, the following amounts were previously reported in the Summary Compensation Table in either 2009 or prior to 2009: Mr. Joerres — $1,897,779; Mr. Van Handel — $752,018; Ms. Beck — $11,507; Mr. Sullivan — $345,565; and Mr. Prising — $371,363. The difference between the amounts disclosed in this footnote and the amounts disclosed in the above column for the Nonqualified Savings Plan reflect earnings (and losses) on the contributions, any salary or bonus deferrals by the executive prior to becoming a NEO, and any company contributions prior to the executive becoming an NEO. Of the amounts disclosed in this column for the Performance-Based Deferred Compensation Plan, the following amounts were previously reported in the Summary Compensation Table in either 2004 or 2005: Mr. Joerres — $873,190; Mr. Van Handel — $457,638; and Ms. Beck — $367,162. The difference between the amounts disclosed in this footnote and the amounts disclosed in the above column for the Performance-Based Deferred Compensation Plan reflect earnings on the contributions and, with regard to Mr. Sullivan, company contributions prior to Mr. Sullivan becoming an NEO.

Nonqualified Deferred Compensation in 2009

Nonqualified Savings Plan.  Pursuant to the Nonqualified Savings Plan, certain executives, including the CEO, CFO, Ms. Beck,  Mr. Sullivan, Mr. Prising, and Mr. Green may defer a portion of their salary and incentive awards. Salary deferral elections must be made by the NEOs before December 31 of the year prior to the year in which it will be earned. Incentive deferral elections are made by the NEOs in June of each year for the incentive they will earn during such year. The NEOs are permitted to defer up to 50% of their salary and 50% of their annual incentive under the plan. Pursuant to the plan, the NEOs, as well as all other plan participants, may receive a matching amount of 50% of the deferrals they have made during the year, up to a maximum of 6% of their annual compensation. In addition, pursuant to the plan, Manpower may make a discretionary profit sharing contribution to participants in the plan. During 2009, Manpower did not make a profit sharing contribution under the plan. Manpower’s contributions to a participant’s account under the plan (both matching contributions and profit sharing contributions) are not fully vested until a participant has at least five years of credited service with Manpower. All of the NEOs who participate in the plan were fully vested in their matching contributions and profit sharing contributions as of December 31, 2009.

    The investment alternatives available to the NEOs under the Nonqualified Savings Plan are selected by Manpower and may be changed from time to time. The NEOs are permitted to change their investment elections at any time on a prospective basis. The table below shows the funds available under the plan and their annual rate of return for the calendar year ended December 31, 2009.

Name of Fund	Annual Return
Fidelity Contrafund	29.23%
John Hancock Classic Value I	36.46%
Fidelity Spartan U.S. Equity Index	26.51%
T. Rowe Price Institutional Large Cap Value	28.09%
Fidelity Spartan Extended Market Index	36.65%
Lord Abbott Small Cap Value	30.23%
TimesSquare Small Cap Growth	35.52%
Chesapeake Core Growth Fund	39.24%
Dodge & Cox International Stock	47.46%
Fidelity Freedom 2000 Fund	16.49%
Fidelity Freedom 2005 Fund	23.40%
Fidelity Freedom 2010 Fund	24.82%
Fidelity Freedom 2015 Fund	25.62%
Fidelity Freedom 2020 Fund	28.86%
Fidelity Freedom 2025 Fund	30.03%
Fidelity Freedom 2030 Fund	30.57%
Fidelity Freedom 2035 Fund	31.26%
Fidelity Freedom 2040 Fund	31.65%
Fidelity Freedom 2045 Fund	32.04%
Fidelity Freedom 2050 Fund	32.47%
Fidelity Freedom Income Fund	16.12%
Fidelity Short Term Bond	7.35%
Vanguard Total Bond Market Index Fund	5.93%
Western Asset Core FI	23.37%
Fidelity Retirement Money Market	0.63%

Benefits paid under the Nonqualified Savings Plan will be paid to the NEOs upon their termination of employment, either in a lump sum, in five annual installments or in ten annual installments, as elected by the NEOs in accordance with the plan rules.

    Performance-Based Deferred Compensation Plan.  The CEO, CFO, Ms. Beck and Mr. Sullivan each have participated in the Performance-Based Deferred Compensation Plan, earning deferred compensation upon the achievement of earnings per share and economic profit goals in 2004 and 2005. Though the plan was frozen in February 2006, the executives will continue to accrue earnings on such amounts in accordance with the plan. Specifically, the plan allows the  executive compensation and human resources committee to determine the rate of return from time to time. Currently, the rate of return is equal to the effective yield on ten-year Treasury notes plus 100 basis points at the beginning of each year. A detailed discussion regarding the vesting conditions that will entitle an executive to benefits under this plan can be found in the narrative accompanying the Post-Termination Benefits and Change of Control Tables below. Participants will receive any vested benefits under this plan upon their termination of employment, payable in cash or shares of Manpower’s common stock (in Manpower’s sole discretion), in a lump sum or in such number of annual installments (between five and fifteen) as elected by the participant in accordance with the plan rules. Upon a change of control, the participants receive a distribution of such benefits in a lump sum at such time.

Termination of Employment and Change of Control Arrangements

Manpower has entered into severance agreements (which include change of control benefits) with each of the CEO and CFO and other NEOs. Each agreement has a two or three-year term, and such term is automatically extended for two years to the extent there is a change of control of Manpower within the two-year period prior to the expiration of the original term of the agreement. In addition to these severance agreements, a number of the equity grants and benefit plans in which the CEO and CFO and other NEOs are participants contain vesting provisions that are triggered upon a change of control of Manpower and/or certain terminations of employment. Generally, benefits under these arrangements are triggered upon the involuntary termination of the executive’s employment not for cause or upon the voluntary termination of employment for good reason. Terminations for other reasons (such as retirement, death, disability or a change of control) also trigger enhanced benefits under certain of these arrangements. The tables which follow the descriptions of these arrangements illustrate the amount of enhanced benefits the CEO and CFO and other NEOs would receive under all such arrangements if their employment had been terminated on December 31, 2009 for the reasons specified within the tables or upon a change of control of Manpower on such date.

Severance agreements.    Manpower has entered into severance agreements with all of the NEOs. In November 2009, Manpower entered into severance agreements with Mr. Prising, Ms. Beck and Mr. Sullivan which replaced their prior severance agreements that expired in May 2009 (and September 2009 for Mr. Sullivan). These new severance agreements expire in May 2012 (September 2012 for Mr. Sullivan), three years after the expiration date of the replaced severance agreements.  Aside from the new term and other minor modifications, these severance agreements are in substantially the same form as the severance agreements that were replaced. All other NEOs have severance agreements which provide similar benefits.  Under the severance agreements, upon the involuntary termination of the NEO’s employment (other than for cause, as defined in the agreements and described in the Compensation Discussion and Analysis included in this annual report) or upon the voluntary termination of employment by the NEO for good reason (as defined in the agreements and described in the Compensation Discussion and Analysis included in this annual report), the NEO is entitled to receive a severance payment equal to the sum of the executive’s base salary and annual incentive. The severance payment to the CEO is capped at 2 1/2 times his base salary in effect at the time of the termination, while the CFO’s severance payment is capped at 2 times his base salary in effect at the time of the termination. There is no cap applicable to the other NEOs. In the event an NEO’s termination occurs in the two-year period following a change of control of Manpower or during a “protected period” (generally, the six-month period prior to a change of control), the severance payment payable to the CEO and CFO is equal to three times the sum of his base salary and annual incentive, while the severance payment to all of the other NEOs is equal to two times the sum of his or her salary and annual incentive. The cap described above for the CEO and the CFO does not apply in the event of a change of control. The determination of the amount of the annual incentive used to calculate the severance payment will vary depending on the circumstances surrounding the termination and is further detailed in the footnotes accompanying the illustrative tables below.

All severance payments under the NEOs’ agreements will be paid in a lump sum within 30 days following the date of termination (except in the case of Ms. Gri, whose severance payments will be paid in a lump sum six months after the date of termination).

Under the severance agreements, all of the NEOs are bound by non-competition agreements in favor of Manpower for the one-year period following the termination of their employment for any reason, except where the termination occurs within the two-year period following a change of control or during a protected period and is either involuntary (other than for cause) or is for good reason.

Under the severance agreements, upon the NEO’s (i) involuntary termination (other than for cause), (ii) voluntary termination for good reason or (iii) termination due to the death or disability of the NEO, the NEOs are entitled to receive a prorated incentive for the year in which termination occurs or, if such a termination occurs within the two-year period following a change of control or during a protected period, a target incentive for the full year in which termination occurs.

With the exception of Ms. Gri’s agreement, Manpower has agreed to pay for continued health insurance for the NEOs and their families for a 12-month period following an involuntary termination of their employment (other than for cause) or a voluntary termination of their employment for good reason. Furthermore, if such a termination occurs within the two-year period following a change of control or during a protected period, then Manpower has agreed to pay for continued health insurance for the NEOs and their families for an 18-month period.

In addition, following an involuntary termination of the NEO’s employment (other than for cause) or a voluntary termination of the NEO’s employment for good reason, Manpower will pay for outplacement services for up to one year following the NEO’s termination. This benefit is not included in the CEO’s and CFO’s agreements.

If any payments to be made to the CEO or CFO under the agreements, as well as any other payments made to them under any plan, agreement or otherwise, are characterized as excess parachute payments under Section 280G of the Internal Revenue Code and are subject to the 20% excise tax imposed on such payments under Section 4999 of the Internal Revenue Code, he is entitled to a tax gross up payment. For the other NEOs, if any payments to be made under the agreements, when added to any other payment or benefit to be received by them in connection with a change of control or termination of employment, would be characterized as excess parachute payments under Section 280G of the Internal Revenue Code and would be subject to the 20% excise tax under Section 4999 of the Internal Revenue Code, where such a reduction would benefit the NEO on an after-tax basis, the amount of the severance payment under the agreement will be reduced to the maximum amount to which excise tax would not apply.

Stock options.    Each of the NEOs holds unvested stock options granted under the 2003 Equity Incentive Plan. Unvested stock options granted to the NEOs prior to 2008 immediately vest upon a change of control of Manpower or upon the NEO’s involuntary termination of employment during a protected period (generally, the six-month period prior to a change of control). Under the terms of the stock option agreements that Manpower entered into with each of the NEOs for the 2008 and 2009 grants, unvested options immediately vest upon the NEO’s death or disability.  For such grants, upon a change of control where the options are converted on a tax free basis or where Manpower’s shares remain publicly traded, the options only accelerate vesting in the event of the NEO’s involuntary termination of employment (other than for cause) or a voluntary termination of employment for good reason during a protected period or within two years following a change of control.  Alternatively, upon a change of control of Manpower where Manpower’s shares do not remain publicly traded or where a publicly traded acquirer does not convert the options into options over the acquirer’s shares on a tax free basis, such options immediately vest upon the change of control.  For purposes of these stock option agreements, the definitions of cause and good reason are the same as those used in the NEO’s severance agreements.

Under the terms of the stock option agreements that Manpower has entered into with each of the CEO and the CFO for grants prior to 2008, the stock options they hold will become fully vested upon their death or disability. For options granted prior to 2007, the stock options held by the CEO and the CFO will also become fully vested upon either (i) an involuntary termination of employment (other than for cause) or (ii) a voluntary termination of employment for good reason. For purposes of these agreements, the definitions of cause and good reason are the same as those used in the NEOs’ severance agreements.

Under the terms of the equity plan and the stock option agreements between Manpower and the other NEOs for grants prior to 2008, upon the termination of the NEO’s employment due to a death or disability, any unvested stock options will become vested to the extent they would have otherwise become vested if the NEO had remained employed by Manpower for the three-year period following such termination.

    Restricted stock / career shares / restricted stock units.    The CEO and certain other NEOs currently hold unvested restricted stock, restricted stock units or career shares (restricted stock or restricted stock units that vest completely on a single date several years into the future, for example, four, five or six years) granted under the 2003 Equity Incentive Plan. Under the terms of the plan, an NEO will become fully vested in the shares of restricted stock or restricted stock units upon a termination of their employment due to death or disability.

Under the terms of the plan, as well as the award agreements Manpower has entered into with the CEO and the other NEOs, for all restricted stock or restricted stock unit awards granted prior to 2006, as well as the restricted stock unit award granted to Mr. Green in 2007, the NEO will become fully vested in the shares upon (i) a change of control of Manpower, (ii) the involuntary termination of executive’s employment during a protected period or (iii) the termination of the NEO’s employment due to “retirement.” Here, “retirement” means a termination of employment after the NEO has reached age 65 and has completed 20 years of service with Manpower.

For all restricted stock awards granted to the CEO and CFO prior to 2006, in addition to the above terms, all unvested shares of restricted stock will become fully vested upon the NEO’s involuntary termination of employment (other than for cause) or voluntary termination of employment for good reason. Cause and good reason have the same meaning as in the NEO’s severance agreements.

For grants of restricted stock made to the CEO and CFO in 2006, as well as to Messrs. Sullivan and Prising in 2007 (all granted as career shares), any unvested shares will become fully vested upon the NEO’s termination of employment due to “retirement.” Here, “retirement” means the termination of the NEO’s employment on or after he has reached age 55 and has completed ten years of service with Manpower. In addition, in the event of the NEO’s involuntary termination of employment (other than for cause) or a voluntary termination for good reason, the NEO will become vested in a pro rata number of shares based upon the number of days that have elapsed during the vesting period prior to such a termination of employment. The grant of career shares made to the CEO in 2008 has similar terms, except that he will become fully vested in the shares upon a change of control of Manpower or upon his involuntary termination during a protected period where, in connection with the change of control, Manpower’s shares do not remain publicly traded or where a publicly traded acquirer does not convert the shares into the acquirer’s shares on a tax-free basis. If the shares are converted in such a manner or where Manpower’s shares remain publicly traded, he will become fully vested upon either an involuntary termination (without cause) or a voluntary termination for good reason during a protected period or within two years following the change of control. Cause and good reason have the same meaning as in the NEOs’ severance agreements.

In 2009, grants of restricted stock units were made to all NEOs and grants of career shares were made to Mses. Beck and Gri and Messrs. Prising and Green.  Under these grants, any unvested units will become fully vested upon the NEO’s termination of employment due to death, disability, or “retirement.” Here, “retirement” means the termination of the NEO’s employment on or after the NEO has reached age 55 and has completed ten years of service with Manpower.  Upon a change of control where the units are converted on a tax free basis or where Manpower’s shares remain publicly traded, the units only accelerate vesting in the event of the NEO’s involuntary termination of employment (other than for cause) or a voluntary termination of employment for good reason during a protected period or within two years following a change of control.  Alternatively, upon a change of control of Manpower where Manpower’s shares do not remain publicly traded or where a publicly traded acquirer does not convert the units into units based on the acquirer’s shares on a tax free basis, such units immediately vest upon the change of control. Cause and good reason have the same meaning as in the NEOs’ severance agreements.  In addition, for the grants of career shares made to Mses. Beck and Gri and Messrs. Prising and Green in 2009, in the event of the NEO’s involuntary termination of employment (other than for cause) or a voluntary termination for good reason, the NEO will become vested in a pro rata number of units based upon the number of days that have elapsed during the vesting period prior to such a termination of employment.

Performance share units.    Each of the CEO and the other NEOs received grants of performance share units in 2007 and 2008 which were unvested at the end of 2009.

For grants made in 2007, upon an NEO’s termination of employment due to death, disability or “retirement,” the NEO will receive a pro rata number of shares based on both the NEO’s target grant and the number of days that have elapsed during the performance period as of the date of termination. Here, “retirement” means the termination of the NEO’s employment after he has reached age 55 and has completed ten years of service with Manpower. Upon an NEO’s involuntary termination of employment (other than for cause) or voluntary termination for good reason, if such termination occurs within the two-year period following a change of control or during a protected period, the NEO will become vested in the full amount of shares that would have otherwise been payable to him or her if he or she had remained employed by Manpower through the end of the performance period, assuming the target performance goal for the award had been achieved. Here again, cause and good reason have the same meaning as in the NEOs’ severance agreements.  Note that while the 2007 grants were outstanding as of December 31, 2009, as discussed previously, the performance goals for these awards were not achieved, the awards were not earned and have since expired. The grants made in 2008 have similar terms, except that upon an NEO’s termination of employment due to “retirement,” the NEO will receive a pro rata number of shares based on the actual results at the end of the performance period, rather than the target amount. In addition, under the terms of the 2008 grants, upon a change of control of Manpower, the NEO will become vested in a pro rata number of shares based both on the actual results as of the date of the change of control and the number of days that have elapsed during the performance period as of the date of the change of control.

Performance-Based Deferred Compensation Plan.    The benefits payable to the CEO and certain other NEOs under the Senior Management Performance-Based Deferred Compensation Plan that was frozen in February 2006 vest upon a change of control or upon an NEO’s “retirement” or upon an NEO’s termination of employment due to his or her death or disability. For purposes of this plan, “retirement” means an NEO has reached age 62 or has reached age 50 and has completed 15 years of service with Manpower. The CEO and CFO are fully vested in their benefits under this plan and therefore, would not receive any enhanced benefit upon a change of control or their death, disability or retirement.

Nonqualified Savings Plan.    The amount of any unvested benefits under the Nonqualified Savings Plan will become vested upon a participant’s death, disability or retirement. For purposes of this plan, “retirement” means an NEO terminates employment after he or she has (i) reached age 60, (ii) has reached age 55 and completed 20 years of service with Manpower or (iii) has reached age 55, and Manpower determines that the retirement is bona fide and that the NEO will not perform services for any competitor of Manpower. The CEO and each of the other NEOs that participate in this plan are already fully vested in their benefits under this plan and therefore, would not receive any enhanced benefit upon their death, disability or retirement.

Post-Termination and Change of Control Benefits

Jeffrey A. Joerres, CEO(1)

	Death($)	Disability($)	Involuntary Termination or Good Reason – no COC($)	Triggering Event(2)		For Cause($)	Voluntary($)	Retirement($)
				Single Trigger (COC only)($)	Double Trigger (COC + Termination)($)
Severance Payment(3)	n/a	n/a	2,500,000	n/a	7,500,000	n/a	n/a	n/a
Prorated Incentive(4)	1,500,000	1,500,000	375,000	n/a	1,500,000	n/a	n/a	n/a
Options(5)	5,963,500	5,963,500	58,500	58,500	5,905,000	n/a	n/a	n/a
Performance Share Units(6)	4,657,228	4,657,228	n/a	0	2,456,100	n/a	n/a	2,456,100
Restricted Stock/ Restricted Stock Units/Career Shares(7)	9,322,209	9,322,209	4,503,692	2,456,100	4,955,809	n/a	n/a	9,322,209
Health Benefits	n/a	n/a	11,647	n/a	17,850	n/a	n/a	n/a
280G Gross Up	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Totals	21,442,937	21,442,937	7,448,839	2,514,600	22,334,759	n/a	n/a	11,778,309

(1)	The term of the CEO’s current severance agreement expires on February 20, 2011.

(2)
The “single trigger” column calculates the amounts that are earned upon a change of control of Manpower without regard to whether a termination occurs, while the “double trigger” column calculates the amounts earned upon an involuntary termination (other than for cause) or a voluntary termination for good reason that occurs during a protected period (generally, six months prior to a change of control) or within the two-year period following a change of control. Amounts in the “double trigger” column do not include amounts that are earned solely upon a change of control. Accordingly, in a double trigger scenario, the total amounts in the columns (“single trigger” and “double trigger”) need to be combined for a complete calculation of the amounts that are earned. This combined amount would be $24,849,359.

(3)
The amount of the severance payment under the CEO’s severance agreement is equal to his base salary effective as of the date of the termination (here, $1,000,000) and his target bonus for the year of the termination (here, $1,500,000). In a double trigger scenario, the amount of his severance payment is multiplied by three.

(4)
In the case of his involuntary termination (other than for cause) or voluntary termination for good reason, the amount of the prorated incentive payable to the CEO under his severance agreement is based on the actual incentive earned for 2009 for the financial objectives and the target amount for the operating objectives. In the event of a death, disability, or certain terminations following a change of control, the prorated incentive is based on the target incentive for the year of termination. No proration has been applied here as this table illustrates the effect of such a termination on December 31, 2009. Note that an incentive amount has also been reported as 2009 compensation for the CEO in the Summary Compensation Table, as well as in the Grants of Plan-Based Awards Table.

(5)
The value of stock options is illustrated here by measuring the difference between the closing stock price on December 31, 2009 ($54.58) and the exercise price of each unvested stock option held by the CEO on such date. For stock options granted in 2008 and later, as described above, depending on the circumstances surrounding a change of control event, the options may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such stock options is disclosed in the double trigger column only.

(6)	The value of performance share units is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58).

(7)
The value of unvested restricted stock, restricted stock units and career shares is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58). For restricted stock units granted in 2009 and career shares granted in 2008, as described above, depending on the circumstances surrounding a change of control event, the shares or units may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such shares or units is disclosed in the double trigger column only.

Post-Termination and Change of Control Benefits

Michael J. Van Handel, CFO(1)

	Death($)	Disability($)	Involuntary Termination or Good Reason – no COC($)	Triggering Event(2)		For Cause($)	Voluntary($)	Retirement($)
				Single Trigger (COC only)($)	Double Trigger (COC + Termination)($)
Severance Payment(3)	n/a	n/a	1,100,000	n/a	3,300,000	n/a	n/a	n/a
Prorated Incentive(4)	550,000	550,000	137,500	n/a	550,000	n/a	n/a	n/a
Options(5)	1,909,850	1,909,850	20,250	20,250	1,889,600	n/a	n/a	n/a
Performance Share Units(6)	1,665,288	1,665,288	n/a	0	818,700	n/a	n/a	818,700
Restricted Stock/ Restricted Stock Units/ Career Shares(7)	1,927,766	1,927,766	703,013	491,220	1,109,066	n/a	n/a	1,927,766
Health Benefits	n/a	n/a	11,897	n/a	18,234	n/a	n/a	n/a
280G Gross Up	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Totals	6,052,904	6,052,904	1,972,660	511,470	7,685,600	n/a	n/a	2,746,466

(1)	The term of the CFO’s current severance agreement expires on February 20, 2011.

(2)
The “single trigger” column calculates the amounts that are earned upon a change of control of Manpower without regard to whether a termination occurs, while the “double trigger” column calculates the amounts earned upon an involuntary termination (other than for cause) or a voluntary termination for good reason that occurs during a protected period (generally, six months prior to a change of control) or within the two-year period following a change of control. Amounts in the “double trigger” column do not include amounts that are earned solely upon a change of control. Accordingly, in a double trigger scenario, the total amounts in the columns (“single trigger” and “double trigger”) need to be combined for a complete calculation of the amounts that are earned. This combined amount would be $8,197,070.

(3)
The amount of the severance payment under the CFO’s severance agreement is equal to his base salary effective as of the date of the termination (here, $550,000) and his target incentive (here, $550,000). In a double trigger scenario, the amount of his severance payment is multiplied by three.

(4)
In the case of his involuntary termination (other than for cause) or voluntary termination for good reason, the amount of the prorated incentive payable to the CFO under his severance agreement is based on the actual incentive earned for 2009 for the financial objectives and the target amount for the operating objectives. In the event of a death, disability, or certain terminations following a change of control, the prorated incentive is based on the target incentive for the year of termination. No proration has been applied here as this table illustrates the effect of such a termination on December 31, 2009. Note that an incentive amount has also been reported as 2009 compensation for the CFO in the Summary Compensation Table, as well as in the Grants of Plan-Based Awards Table.

(5)
The value of stock options is illustrated here by measuring the difference between the closing stock price on December 31, 2009 ($54.58) and the exercise price of each unvested stock option held by the CFO on such date. For stock options granted in 2008 and later, as described above, depending on the circumstances surrounding a change of control event, the options may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such stock options is disclosed in the double trigger column only.

(6)	The value of performance share units is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58).

(7)
The value of unvested restricted stock, restricted stock units and career shares is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58). For restricted stock units granted in 2009, as described above, depending on the circumstances surrounding a change of control event, the units may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such units is disclosed in the double trigger column only.

Post-Termination and Change of Control Benefits

Barbara J. Beck, EVP and President, EMEA(1)

	Death($)	Disability($)	Involuntary Termination or Good Reason – no COC($)		Triggering Event(2)			For Cause($)	Voluntary($)	Retirement($)
					Single Trigger (COC only)($)	Double Trigger (COC + Termination)($)
Severance Payment	n/a	n/a	805,000	(3)	n/a	1,610,000	(4)	n/a	n/a	n/a
Prorated Incentive(5)	345,000	345,000	86,250		n/a	345,000		n/a	n/a	n/a
Options(6)	849,304	849,304	n/a		22,604	826,700		n/a	n/a	n/a
Performance Share Units(7)	619,105	619,105	n/a		0	382,060		n/a	n/a	382,060
Restricted Stock/ Restricted Stock Units/ Career Shares(8)	1,104,699	1,104,699	72,419		272,900	831,799		n/a	n/a	1,104,699
Health Benefits	n/a	n/a	9,579		n/a	14,680		n/a	n/a	n/a
Outplacement	n/a	n/a	25,000		n/a	25,000		n/a	n/a	n/a
Performance Based Deferred Compensation	443,172	443,172	n/a		443,172	n/a		n/a	n/a	443,172
Totals	3,361,280	3,361,280	998,248		738,676	4,035,239		n/a	n/a	1,929,931

(1)	The term of Ms. Beck’s severance agreement expires on May 12, 2012.

(2)
The “single trigger” column calculates the amounts that are earned upon a change of control of Manpower without regard to whether a termination occurs, while the “double trigger” column calculates the amounts earned upon an involuntary termination (other than for cause) or a voluntary termination for good reason that occurs during a protected period (generally, six months prior to a change of control) or within the two-year period following a change of control. Amounts in the “double trigger” column do not include amounts that are earned solely upon a change of control. Accordingly, in a double trigger scenario, the total amounts in the columns (“single trigger” and “double trigger”) need to be combined for a complete calculation of the amounts that are earned. This combined amount would be $4,773,915.

(3)
The amount of the severance payment under Ms. Beck’s severance agreement is equal to her annual base salary at the highest rate in effect during the term of the agreement (here, $460,000) and her target annual incentive for the fiscal year in which the termination occurs (here, $345,000).

(4)
In a double trigger scenario, the amount of the severance payment would be equal to two times the sum of: (x) annual base salary at the highest rate in effect during the term of the agreement (here, $460,000) and (y) the target annual incentive for year in which change of control occurs (here, $345,000).

(5)
In the case of her involuntary termination (other than for cause) or voluntary termination for good reason, the amount of the prorated incentive payable to her under her severance agreement is based on the actual incentive earned for 2009 for the financial objectives and the target amount for the operating objectives. In the event of a death, disability, or certain terminations following a change of control, the prorated incentive is based on the target incentive for the year of termination. No proration has been applied here as this table illustrates the effect of such a termination on December 31, 2009. Note that an incentive amount has also been reported as 2009 compensation for her in the Summary Compensation Table, as well as in the Grants of Plan-Based Awards Table.

(6)
The value of stock options is illustrated here by measuring the difference between the closing stock price on December 31, 2009 ($54.58) and the exercise price of each unvested stock option held by Ms. Beck on such date. For stock options granted in 2008 and later, as described above, depending on the circumstances surrounding a change of control event, the options may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such stock options is disclosed in the double trigger column only.

(7)	The value of performance share units is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58).

(8)
The value of unvested restricted stock, restricted stock units and career shares is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58). For restricted stock units and career shares granted in 2009, as described above, depending on the circumstances surrounding a change of control event, the shares or units may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such shares or units is disclosed in the double trigger column only.

Post-Termination and Change of Control Benefits

Owen J. Sullivan, EVP and CEO, Right Management and Jefferson Wells(1)

	Death($)	Disability($)	Involuntary Termination or Good Reason – no COC($)		Triggering Event(2)			For Cause($)	Voluntary($)	Retirement($)
					Single Trigger (COC only)($)	Double Trigger (COC + Termination)($)
Severance Payment	n/a	n/a	735,000	(3)	n/a	1,470,000	(4)	n/a	n/a	n/a
Prorated Incentive(5)	315,000	315,000	252,000		n/a	315,000		n/a	n/a	n/a
Options(6)	838,409	838,409	n/a		11,709	826,700		n/a	n/a	n/a
Performance Share Units(7)	677,469	677,469	n/a		0	491,220		n/a	n/a	491,220
Restricted Stock/ Restricted Stock Units/ Career Shares(8)	908,430	908,430	65,454		272,900	564,533		n/a	n/a	908,430
Health Benefits	n/a	n/a	12,548		n/a	19,230		n/a	n/a	n/a
Outplacement	n/a	n/a	25,000		n/a	25,000		n/a	n/a	n/a
Performance Based Deferred Compensation	420,949	420,949	n/a		420,949	n/a		n/a	n/a	420,949
Totals	3,160,257	3,160,257	1,090,002		705,558	3,711,683		n/a	n/a	1,820,599

(1)	The term of Mr. Sullivan’s severance agreement expires on September 6, 2012.

(2)
The “single trigger” column calculates the amounts that are earned upon a change of control of Manpower without regard to whether a termination occurs, while the “double trigger” column calculates the amounts earned upon an involuntary termination (other than for cause) or a voluntary termination for good reason that occurs during a protected period (generally, six months prior to a change of control) or within the two-year period following a change of control. Amounts in the “double trigger” column do not include amounts that are earned solely upon a change of control. Accordingly, in a double trigger scenario, the total amounts in the columns (“single trigger” and “double trigger”) need to be combined for a complete calculation of the amounts that are earned. This combined amount would be $4,417,241.

(3)
The amount of the severance payment under Mr. Sullivan’s severance agreement is equal to his annual base salary at the highest rate in effect during the term of the agreement (here, $420,000) and his target annual incentive for the fiscal year in which the termination occurs (here, $315,000).

(4)
In a double trigger scenario, the amount of the severance payment would be equal to two times the sum of: (x) annual base salary at the highest rate in effect during the term of the agreement (here, $420,000) and (y) the target annual incentive for year in which change of control occurs (here, $315,000).

(5)
In the case of his involuntary termination (other than for cause) or voluntary termination for good reason, the amount of the prorated incentive payable to him under his severance agreement is based on the actual incentive earned for 2009 for the financial objectives and the target amount for the operating objectives. In the event of a death, disability, or certain terminations following a change of control, the prorated incentive is based on the target incentive for the year of termination. No proration has been applied here as this table illustrates the effect of such a termination on December 31, 2009. Note that an incentive amount has also been reported as 2009 compensation for him in the Summary Compensation Table, as well as in the Grants of Plan-Based Awards Table.

(6)
The value of stock options is illustrated here by measuring the difference between the closing stock price on December 31, 2009 ($54.58) and the exercise price of each unvested stock option held by Mr. Sullivan on such date. For stock options granted in 2008 and later, as described above, depending on the circumstances surrounding a change of control event, the options may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such stock options is disclosed in the double trigger column only.

(7)	The value of performance share units is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58).

(8)
The value of unvested restricted stock, restricted stock units and career shares is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58).  For restricted stock units granted in 2009, as described above, depending on the circumstances surrounding a change of control event, the units may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such units is disclosed in the double trigger column only.

Post-Termination and Change of Control Benefits

Jonas Prising, EVP and President, The Americas(1)

	Death($)	Disability($)	Involuntary Termination or Good Reason – no COC($)		Triggering Event(2)			For Cause($)	Voluntary($)	Retirement($)
					Single Trigger (COC only)($)	Double Trigger (COC + Termination)($)
Severance Payment(3)	n/a	n/a	700,000	(3)	n/a	1,400,000	(4)	n/a	n/a	n/a
Prorated Incentive	300,000	300,000	75,000		n/a	300,000	(5)	n/a	n/a	n/a
Options(6)	835,700	835,700	n/a		9,000	826,700		n/a	n/a	n/a
Performance Share Units(7)	694,401	694,401	n/a		0	491,220		n/a	n/a	491,220
Restricted Stock/ Restricted Stock Units/ Career Shares(8)	891,346	891,346	89,593		144,910	675,440		n/a	n/a	891,346
Health Benefits	n/a	n/a	9,953		n/a	15,254		n/a	n/a	n/a
Outplacement	n/a	n/a	25,000		n/a	25,000		n/a	n/a	n/a
Totals	2,721,447	2,721,447	899,546		153,910	3,733,614		n/a	n/a	1,382,566

(1)	The term of Mr. Prising’s severance agreement expires on May 11, 2012.

(2)
The “single trigger” column calculates the amounts that are earned upon a change of control of Manpower without regard to whether a termination occurs, while the “double trigger” column calculates the amounts earned upon an involuntary termination (other than for cause) or a voluntary termination for good reason that occurs during a protected period (generally, six months prior to a change of control) or within the two-year period following a change of control. Amounts in the “double trigger” column do not include amounts that are earned solely upon a change of control. Accordingly, in a double trigger scenario, the total amounts in the columns (“single trigger” and “double trigger”) need to be combined for a complete calculation of the amounts that are earned. This combined amount would be $3,887,524.

(3)
The amount of the severance payment under Mr. Prising’s severance agreement is equal to his annual base salary at the highest rate in effect during the term of the agreement (here, $400,000) and his target annual incentive for the fiscal year in which the termination occurs (here, $300,000).

(4)
In a double trigger scenario, the amount of the severance payment would be equal to two times the sum of: (x) annual base salary at the highest rate in effect during the term of the agreement (here, $400,000) and (y) the target annual incentive for year in which change of control occurs (here, $300,000).

(5)
In the case of his involuntary termination (other than for cause) or voluntary termination for good reason, the amount of the prorated incentive payable to him under his severance agreement is based on the actual incentive earned for 2009 for the financial objectives and the target amount for the operating objectives. In the event of a death, disability, or certain terminations following a change of control, the prorated incentive is based on the target incentive for the year of termination. No proration has been applied here as this table illustrates the effect of such a termination on December 31, 2009. Note that an incentive amount has also been reported as 2009 compensation for him in the Summary Compensation Table, as well as in the Grants of Plan-Based Awards Table.

(6)
The value of stock options is illustrated here by measuring the difference between the closing stock price on December 31, 2009 ($54.58) and the exercise price of each unvested stock option held by Mr. Prising on such date. For stock options granted in 2008 and later, as described above, depending on the circumstances surrounding a change of control event, the options may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such stock options is disclosed in the double trigger column only.

(7)	The value of performance share units is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58).

(8)
The value of unvested restricted stock, restricted stock units and career shares is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58).  For restricted stock units granted in 2009, as described above, depending on the circumstances surrounding a change of control event, the units may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such units is disclosed in the double trigger column only.

Post-Termination Benefit Illustrations

Darryl Green, EVP and President, Asia Pacific and Middle East(1)

	Death($)	Disability($)	Involuntary Termination or Good Reason – no COC($)		Triggering Event(2)			For Cause($)	Voluntary($)	Retirement($)
					Single Trigger (COC only)($)	Double Trigger (COC + Termination)($)
Severance Payment	n/a	n/a	743,750	(3)	n/a	1,487,500	(4)	n/a	n/a	n/a
Prorated Incentive(5)	318,750	318,750	183,218		n/a	318,750		n/a	n/a	n/a
Options(6)	968,420	968,420	n/a		0	968,420		n/a	n/a	n/a
Performance Share Units(7)	736,701	736,701	n/a		0	682,250		n/a	n/a	533,520
Restricted Stock Units/ Career Shares(8)	1,483,539	1,483,539	60,350		568,560	914,979		n/a	n/a	1,483,539
Health Benefits	n/a	n/a	11,435		n/a	17,525		n/a	n/a	n/a
Outplacement	n/a	n/a	25,000		n/a	25,000		n/a	n/a	n/a
Totals	3,507,410	3,507,410	1,023,753		568,560	4,414,424		n/a	n/a	2,017,059

(1)	The term of Mr. Green’s severance agreement expires on August 1, 2010.

(2)
The “single trigger” column calculates the amounts that are earned upon a change of control of Manpower without regard to whether a termination occurs, while the “double trigger” column calculates the amounts earned upon an involuntary termination (other than for cause) or a voluntary termination for good reason that occurs during a protected period (generally, six months prior to a change of control) or within the two-year period following a change of control. Amounts in the “double trigger” column do not include amounts that are earned solely upon a change of control. Accordingly, in a double trigger scenario, the total amounts in the columns (“single trigger” and “double trigger”) need to be combined for a complete calculation of the amounts that are earned. This combined amount would be $4,982,984.

(3)
The amount of the severance payment under Mr. Green’s severance agreement is equal to his annual base salary at the highest rate in effect during the term of the agreement (here, $425,000) and his target annual incentive for the year of termination (here, $318,750).

(4)
In a double trigger scenario, the amount of the severance payment would be equal to two times the sum of: (x) annual base salary at the highest rate in effect during the term of the agreement (here, $425,000) and (y) his target annual incentive for year of termination (here, $318,750).

(5)
In the case of his involuntary termination (other than for cause) or voluntary termination for good reason, the amount of the prorated incentive payable to him under his severance agreement is based on the actual incentive earned for 2009 for the financial objectives and the target amount for the operating objectives. In the event of a death, disability, or certain terminations following a change of control, the prorated incentive is based on the target incentive for the year of termination. No proration has been applied here as this table illustrates the effect of such a termination on December 31, 2009. Note that an incentive amount has also been reported as 2009 compensation for him in the Summary Compensation Table, as well as in the Grants of Plan-Based Awards Table.

(6)
The value of stock options is illustrated here by measuring the difference between the closing stock price on December 31, 2009 ($54.58) and the exercise price of each unvested stock option held by Mr. Green on such date. For stock options granted in 2008 and later, as described above, depending on the circumstances surrounding a change of control event, the options may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such stock options is disclosed in the double trigger column only.

(7)	The value of performance share units is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58).

(8)
The value of unvested restricted stock units and career shares is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58).  For restricted stock units and career shares granted in 2009, as described above, depending on the circumstances surrounding a change of control event, the units may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such units is disclosed in the double trigger column only.

Post-Termination Benefit Illustrations

Françoise Gri, EVP and President, France(1)

	Death($)	Disability($)	Involuntary Termination or Good Reason – no COC($)	Triggering Event(2)		For Cause($)	Voluntary($)	Retirement($)
				Single Trigger (COC only)($)	Double Trigger (COC + Termination)($)
Severance Payment(3)	n/a	n/a	1,002,470	n/a	2,243,938	n/a	n/a	n/a
Prorated Incentive(4)	114,568	114,568	114,568	n/a	549,129	n/a	n/a	n/a
Options(5)	1,090,190	1,090,190	0	0	1,090,190	n/a	n/a	n/a
Performance Share Units(6)	455,365	455,365	n/a	0	218,320	n/a	n/a	218,320
Restricted Stock Units/ Career Shares(7)	914,979	914,979	60,350	0	914,979	n/a	n/a	914,979
Health Benefits	n/a	n/a	—	n/a	—	n/a	n/a	n/a
Outplacement	n/a	n/a	25,000	n/a	25,000	n/a	n/a	n/a
Totals	2,575,102	2,575,102	1,202,388	0	5,041,556	n/a	n/a	1,133,299

(1)	The term of Ms. Gri’s severance agreement expires on February 15, 2010.

(2)
The “single trigger” column calculates the amounts that are earned upon a change of control of Manpower without regard to whether a termination occurs, while the “double trigger” column calculates the amounts earned upon an involuntary termination (other than for cause) or a voluntary termination for good reason that occurs during a protected period (generally, six months prior to a change of control) or within the two-year period following a change of control.

(3)
The amount of the severance payment under Ms. Gri’s severance agreement is equal to her annual base salary at the highest rate in effect during the term of the agreement (here, $573,280) and her target annual incentive for the year of termination (here, $429,960). In a double trigger scenario, the amount of the severance payment is equal to two times the sum of: (x) annual base salary at the highest rate in effect during the term of the agreement and (y) the greater of (i) the largest annual incentive for the three fiscal years prior to the termination or (ii) the target annual incentive for year of termination (here, the former, $549,129).

(4)
In the event of her death, disability, or her involuntary termination (other than for cause) or voluntary termination for good reason, the amount of the prorated incentive payable to Ms. Gri under the severance agreement is based on the actual bonus for 2009.  In a double trigger scenario, the amount of the prorated incentive is based on the greater of: (i) Ms. Gri’s largest annual incentive for the three fiscal years prior to the termination or (ii) Ms. Gri’s target incentive for the year of termination (here, the former, $549,129). Note that an incentive amount has also been reported as 2009 compensation for Ms. Gri in the Summary Compensation Table, as well as in the Grants of Plan-Based Awards Table.

(5)
The value of stock options is illustrated here by measuring the difference between the closing stock price on December 31, 2009 ($54.58) and the exercise price of each unvested stock option held by Ms. Gri on such date. For stock options granted in 2008 and later, as described above, depending on the circumstances surrounding a change of control event, the options may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such stock options is disclosed in the double trigger column only.

(6)	The value of performance share units is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58).

(7)
The value of unvested restricted stock units and career shares is illustrated here by measuring the value of the number of shares payable under unvested awards using the closing stock price on December 31, 2009 ($54.58). For restricted stock units and career shares granted in 2009, as described above, depending on the circumstances surrounding a change of control event, the units may vest upon a double trigger scenario or upon a single trigger scenario.  In order to avoid duplication of the values in this illustration, the value of such units is disclosed in the double trigger column only.

Director Compensation for 2009

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Marc J. Bolland	80,000	103,101	0	183,101
Gina R. Boswell	78,000	100,139	0	178,139
J. Thomas Bouchard	99,000	104,768	0	203,768
Cari M. Dominguez	82,000	104,166	0	186,166
Jack M. Greenberg	32,000	161,203	0	193,204
Terry A. Hueneke	20,000	162,268	0	182,268
Roberto Mendoza (1)	16,000	109,477	0	125,478
Ulice Payne, Jr.	80,000	103,703	0	183,703
John R. Walter	102,000	106,481	0	208,481
Edward J. Zore	105,000	107,036	0	212,036

(1)	Mr. Mendoza was appointed to the board of directors on April 28, 2009.

(2)
Reflects deferred stock and restricted stock granted under our 2003 Equity Incentive Plan and the Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan. These amounts reflect the grant date fair value of the awards as computed in accordance with FASB ASC Topic 718. The amount reflected in the table was made up of:

For Mr. Bolland, $100,000 attributable to the annual grant of restricted stock (2,942 shares) and $3,101 attributable to deferred stock issued in lieu of dividends (67 shares) in 2009.

For Ms. Boswell, $100,000 attributable to the annual grant of restricted stock (2,942 shares) and $139 attributable to deferred stock issued in lieu of dividends (3 shares) in 2009.

For Mr. Bouchard, $100,000 attributable to the annual grant of deferred stock (2,942 shares) and $4,768 attributable to deferred stock issued in lieu of dividends (103 shares) in 2009.

For Ms. Dominguez, $100,000 attributable to the annual grant of deferred stock (2,942 shares) and $4,166 attributable to deferred stock issued in lieu of dividends (90 shares) in 2009.

For Mr. Greenberg, $100,000 attributable to the annual grant of restricted stock (2,942 shares), $60,000 attributable to deferred stock granted in lieu of 100% of the annual retainer (1,296 shares), and $1,203 attributable to deferred stock issued in lieu of dividends (26 shares) in 2009.

For Mr. Hueneke, $100,000 attributable to the annual grant of restricted stock (2,942 shares), $60,000 attributable to deferred stock granted in lieu of 100% of the annual retainer (1,296 shares) and $2,268 attributable to deferred stock issued in lieu of dividends (49 shares) in 2009.

For Mr. Mendoza, $67,670 attributable to the annual grant of deferred stock (1,610 shares), $40,604 attributable to deferred stock granted in lieu of 100% of the annual retainer (877 shares) and $1,203 attributable to deferred stock issued in lieu of dividends (26 shares) in 2009.

For Mr. Payne, $100,000 attributable to the annual grant of deferred stock (2,942 shares) and $3,703 attributable to deferred stock issued in lieu of dividends (80 shares) in 2009.

For Mr. Walter, $100,000 attributable to the annual grant of deferred stock (2,942 shares) and $6,481 attributable to deferred stock issued in lieu of dividends (140 shares) in 2009.

For Mr. Zore, $100,000 attributable to the annual grant of restricted stock (2,942 shares) and $7,036 attributable to deferred stock issued in lieu of dividends (152 shares) in 2009.

As of December 31, 2009, the aggregate number of shares of deferred stock held by the non-employee directors was as follows: Mr. Bolland — 4,183; Ms. Boswell — 168; Mr. Bouchard — 6,411; Ms. Dominguez — 5,573; Mr. Greenberg — 1,607; Mr. Hueneke — 3,072; Mr. Payne — 4,996; Mr. Walter — 8,699; and Mr. Zore — 9,457. All such shares of deferred stock were fully vested as of December 31, 2009. All shares of restricted stock granted to the non-employee directors in 2009 were fully vested as of December 31, 2009.

(3)
In 2009, there was no compensation expense for stock options and all such options previously granted under our 1994 Executive Stock Option and Restricted Stock Plan between 2001 and 2005, as described below, were fully vested and exercisable as of December 31, 2009. As of December 31, 2009, the aggregate number of shares subject to stock options held by the non-employee directors was as follows: Mr. Bolland — 6,250; Mr. Greenberg — 10,000; Mr. Hueneke — 8,750; Mr. Walter — 33,028; and Mr. Zore — 54,424.

    The board of directors has approved the compensation arrangement for non-employee directors described below. Non-employee directors are paid a cash retainer equal to $60,000 per year. Non-employee directors also are paid $2,000 per board or committee meeting attended in person, and $1,000 per board or committee meeting attended telephonically. The chairman of the audit committee is paid an additional annual retainer of $15,000 per year and the other committee chairmen are paid an additional annual retainer of $10,000 per year. In addition, each director is reimbursed for travel expenses incurred in connection with attending board of directors and committee meetings.

Except as described below, non-employee directors may elect to receive deferred stock under the 2003 Equity Incentive Plan in lieu of their annual cash retainer (but not in lieu of the cash meeting fees). Elections may cover 50%, 75% or 100% of the annual cash retainer payable to the director for the election period for which the annual cash retainer is payable. An election period begins on January 1 of each year or the date of the director’s initial appointment to the board of directors, whichever is later, and ends on the date a director ceases to be a director or December 31, whichever is earlier. The deferred stock will be granted to the director following the end of the election period to which the election applies. The number of shares of deferred stock granted to the director will be equal to the amount of the annual cash retainer to which the election applies, divided by the average of the closing prices of Manpower common stock on the last trading day of each full or partial calendar quarter covered by the election period. For the election period that ended on December 31, 2009, Mr. Greenberg, Mr. Hueneke and Mr. Mendoza elected to accept deferred stock in lieu of 100% of the annual cash retainer to which they were otherwise entitled.

Shares of common stock represented by deferred stock granted to a director prior to January 1, 2007 will be distributed to the director within 30 days after the date the director ceases to be a member of the board of directors. Shares of common stock represented by deferred stock granted to a director on or after January 1, 2007 will be distributed to the director on the earlier of the third anniversary of the date of grant or within 30 days after the date the director ceases to be a member of the board of directors. However, the director will have the right to extend the deferral period for these grants by at least five years, and thereafter to extend any previously extended deferral period by at least five more years, provided in each case this election to extend is made at least twelve months before the last day of the then current deferral period.

In addition to the cash compensation (or elective deferred stock), each non-employee director will receive an annual grant of deferred stock. The grant will be effective on the first day of each year, and the number of shares granted will equal $100,000 divided by the closing sale price of a share of Manpower’s common stock on the last business day of the preceding year, or 2,942 shares of deferred stock for 2009. Such deferred stock will vest in equal quarterly installments on the last day of each calendar quarter during the year. Shares of common stock represented by vested deferred stock held by a director will be distributed to the director on the earlier of the third anniversary of the effective date of grant or within 30 days after the date the director ceases to be a member of the board of directors. The director will have the right to extend the deferral period as described above. A new non-employee director will receive a grant of deferred stock effective the date the director is appointed to the board, and the grant will be prorated for the period beginning on the date of the director’s appointment and ending on December 31 of that year.

Instead of receiving the annual grant of deferred stock, non-employee directors have the right to elect to receive the same number of shares of restricted stock. Like the deferred stock, any such grant will be effective on the first day of the year and will vest in equal quarterly installments on the last day of each calendar quarter during the year. Any such election will be effective only if made on or before December 31 of the preceding year or within 10 days of appointment to the board of directors.

Non-Employee Director Stock Ownership Guidelines

The nominating and governance committee believes that non-employee directors should hold a meaningful stake in Manpower to align their economic interests with those of the shareholders. To that end, the committee recommended and the board of directors approved stock ownership guidelines for the non-employee directors effective on January 1, 2006. Non-employee directors are expected to own shares or hold vested deferred stock or vested restricted stock equal in value to five times the annual cash retainer ($60,000 at January 1, 2006, for a total guideline of $300,000) by January 1, 2009 for directors in office as of January 1, 2006, and by the third anniversary of the date of appointment for directors appointed after January 1, 2006. In determining whether targeted ownership levels have been met, the committee will not take into account unexercised options. The following table details each non-employee director’s stock ownership relative to the stock ownership guidelines.

Director	Number of shares held as of January 1, 2010(#)		Value of shares held as of January 1, 2010(1)	Target Date to Satisfy Guidelines
Marc J. Bolland	10,043	(2)	$548,147	1/1/09 — Guidelines Satisfied
Gina R. Boswell	5,866	(3)	$320,166	2/14/10 — Guidelines Satisfied
J. Thomas Bouchard	35,648	(4)	$1,945,668	1/1/09 — Guidelines Satisfied
Cari M. Dominguez	5,663	(5)	$309,087	5/2/10 — Guidelines Satisfied
Jack M. Greenberg	10,232	(6)	$558,463	1/1/09 — Guidelines Satisfied
Terry A. Hueneke	14,971	(7)	$835,293	1/1/09 — Guidelines Satisfied
Roberto Mendoza	2,513	(5)	$137,159	4/28/12
Ulice Payne, Jr.	5,076	(5)	$277,048	10/23/10
John R. Walter	27,380	(8)	$1,494,400	1/1/09 — Guidelines Satisfied
Edward J. Zore	32,552	(9)	$1,776,688	1/1/09 — Guidelines Satisfied

(1)           Price per share of Manpower common stock on January 1, 2010 was $54.58.

(2)           Includes 7,184 shares of common stock and 2,859 vested shares of deferred stock.

(3)           Includes 5,695 shares of common stock and 171 vested shares of deferred stock.

(4)           Includes 30,525 shares of common stock and 5,123 vested shares of deferred stock.

(5)           Consists of vested shares of deferred stock.

(6)           Includes 8,694 shares of common stock and 1,538 vested shares of deferred stock

(7)           Includes 10,554 shares of common stock and 4,417 vested shares of deferred stock.

(8)           Includes 18,541 shares of common stock and 8,839 vested shares of deferred stock.

(9)           Includes 24,864 shares of common stock and 7,688 vested shares of deferred stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table lists as of the record date information as to the persons believed by us to be beneficial owners of more than 5% of our outstanding common stock:

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percent of Class(1)
BlackRock, Inc. 40 East 52nd Street New York, New York 10022	9,965,140	(2)	12.7%
Capital Research Global Investors 333 South Hope Street Los Angeles, CA 90071	5,182,400	(3)	6.6%
T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, Maryland 21202	5,172,170	(4)	6.6%

(1)	Based on 78,667,931 shares of common stock outstanding as of the record date.

(2)
This information is based on a Schedule 13G filed on January 7, 2010, filed by BlackRock, Inc. on its behalf and on behalf of its following affiliates: BlackRock Advisors LLC, BlackRock Advisors (UK) Limited, BlackRock Asset Management Australia Limited, BlackRock Asset Management Canada Limited, BlackRock Asset Management Japan Limited, BlackRock Capital Management, Inc. BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Investment Management, LLC, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (Dublin) Ltd, BlackRock (Luxembourg) S.A., BlackRock (Netherlands) B.V., BlackRock Fund Managers Ltd, BlackRock International Ltd, BlackRock Investment Management UK Ltd and State Street Research & Management Co.  According to this Schedule 13G, these securities are owned of record by BlackRock, Inc. BlackRock, Inc. has sole voting power with respect to 9,965,140 shares held and sole dispositive power with respect to 9,965,140 shares held.

(3)
This information is based on a Schedule 13G filed on February 9, 2010.  According to this Schedule 13G, these securities are owned by various institutional clients for which Capital Research Global Investors (“Capital Research”) serves as investment advisor.  Capital Research has sole voting power with respect to 5,182,400 shares held and sole dispositive power with respect to 5,182,400 shares.

(4)
This information is based on a Schedule 13G filed on February 12, 2010.  According to this Schedule 13G, T. Rowe Price Associates, Inc. has sole voting power with respect to 1,095,094 shares held and sole dispositive power with respect to 5,172,170 shares held.

SECURITY OWNERSHIP OF MANAGEMENT

Set forth in the table below, as of February 16, 2010, are the shares of Manpower common stock beneficially owned by each director and nominee, each of the executive officers named in the table under the heading “Executive and Director Compensation — Summary Compensation Table,” who we refer to as the named executive officers, and all directors and executive officers of Manpower as a group and the shares of Manpower common stock that could be acquired within 60 days of February 16, 2010 by such persons.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)		Right to Acquire Common Stock(1)(2)	Percent of Class(3)
Jeffrey A. Joerres	1,204,439	(4)(5)	935,981	1.5%
Michael J. Van Handel	392,449	(5)	315,272	*
Barbara J. Beck	186,715		183,965	*
Marc J. Bolland	15,266	(5)	6,250	*
Gina R. Boswell	7,698	(5)	0	*
J. Thomas Bouchard	30,525	(6)	0	*
Cari M. Dominguez	1,832	(5)	0	*
Darryl Green	36,643		36,643	*
Jack M. Greenberg	20,526	(5)	10,000	*
Françoise Gri	42,643		42,643	*
Terry A. Hueneke	21,169	(5)	8,750	*
Roberto Mendoza	0		0	*
Ulice Payne, Jr.	1,832	(5)	0	*
Jonas Prising	99,892	(5)	82,346	*
Owen J. Sullivan	127,266	(5)	109,816	*
John R. Walter	51,569		33,028	*
Edward J. Zore	81,119	(5)	54,424	*
All directors and executive officers as a group (19 persons)	2,464,363		1,939,435	3.1%

(1)
Except as indicated below, all shares shown in this column are owned with sole voting and dispositive power. Amounts shown in the Right to Acquire Common Stock column are also included in the Common Stock Beneficially Owned column. The table does not include vested shares of deferred stock, which will be settled in shares of Manpower common stock on a one-for-one basis, held by the following directors that were issued under the 2003 Equity Incentive Plan and the Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan: Mr. Bolland — 2,859; Mr. Bouchard — 5,123; Ms. Dominguez — 5,663; Mr. Greenberg — 1,538; Mr. Hueneke — 4,417; Mr. Mendoza — 2,513; Mr. Payne — 5,076; Mr. Walter — 8,839; and Mr. Zore — 7,688.  The table does not include 1,832 unvested shares of deferred stock, which will be settled in shares of Manpower common stock on a one-for-one basis, held by each of Mr. Bouchard, Mr. Mendoza and Mr. Walter that were issued under the 2003 Plan and the Terms and Conditions on January 1, 2010.  These shares of deferred stock vest in equal quarterly installments during the year of grant.  Finally, the table does not include unvested restricted stock units, which will be settled in shares of Manpower common stock on a one-for-one basis, held by the following executive officers that were issued under the 2003 Plan: Mr. Joerres — 33,868; Mr. Van Handel — 13,548; Ms. Beck — 12,194; Mr. Green — 23,288; Ms. Gri — 12,871; Mr. Prising — 8,130; and Mr. Sullivan — 6,098. With the exception of (i) 10,417 restricted stock units held by Mr. Green which vest on May 28, 2011 and (ii) 6,096, 5,080, 5,080 and 2,032, restricted stock units held by Ms. Beck, Mr. Green, Ms. Gri and Mr. Prising, respectively, which vest on February 17, 2013, one-third of the restricted stock units held by each executive officer vests on each of the first three anniversaries of the date of grant, February 17, 2009, except as otherwise provided in the 2003 Plan.

(2)	Common stock that may be acquired within 60 days of the record date through the exercise of stock options and the settlement of restricted stock units.
(3)
No person named in the table, other than Mr. Joerres, beneficially owns more than 1% of the outstanding shares of common stock. The percentage is based on the column entitled Common Stock Beneficially Owned.

(4)	Includes 300 shares held by Mr. Joerres’ spouse.
(5)
Includes the following number of shares of unvested restricted stock as of the record date: Mr. Joerres — 120,000; Mr. Van Handel — 15,000; Mr. Prising — 2,500; Mr. Sullivan — 2,500; Mr. Bolland — 1,832; Ms. Boswell — 1,832; Ms. Dominguez — 1,832 Mr. Greenberg —1,832; Mr. Hueneke — 1,832; Mr. Payne — 1,832; and Mr. Zore — 1,832.  The holders of the restricted stock have sole voting power with respect to all shares held and no dispositive power with respect to all shares held.

(6)	Includes 1,030 shares held by Mr. Bouchard’s spouse as trustee of family trust and 13,000 shares held by a trust for which Mr. Bouchard serves as trustee.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2009 about shares of our common stock outstanding and available for issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options as of December 31, 2009(1)	Weighted-average exercise price of outstanding options as of December 31, 2009($)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2009 (excluding securities reflected in the first column)(2)(3)
Equity compensation plans approved by security holders	5,858,118	46.10	5,229,721
Equity compensation plans not approved by security holders(4)	—	—	—
Total	5,858,118	46.10	5,229,721

(1)
Includes 20,599 shares to be issued upon the exercise of outstanding options under the Right Management Consultants, Inc. 1993 Stock Incentive Plan, as amended, and the Right Management Consultants, Inc. Amended and Restated Directors’ Stock Option Plan. We assumed these plans in connection with our acquisition of Right in 2004. The weighted-average exercise price of outstanding options granted under these plans as of December 31, 2009 was $30.72. There will be no further grants under these plans.

(2)
Includes the number of shares remaining available for future issuance under the following plans: Deferred Stock Plan — 106,176 shares; 1990 Employee Stock Purchase Plan — 333,809 shares; Savings Related Share Option Scheme — 836,896 shares; and 2003 Equity Incentive Plan — 3,952,840 shares. The Savings Related Share Option Scheme enables us to offer to U.K. employees with at least one year of service the opportunity to purchase a specified number of shares of our common stock at not less than 85% of its market value on the day prior to the offer to participate in the plan. Funds used to purchase the shares are accumulated through payroll deductions.

(3)
The 2003 Equity Incentive Plan provides for the grant of nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units and deferred stock. The maximum number of shares issuable in respect of restricted stock, restricted stock units, performance share units and deferred stock granted under the 2003 Equity Incentive Plan is 2,300,000. As of December 31, 2009, there were 1,838,953 shares remaining available for future issuance as full value awards under the 2003 Equity Incentive Plan.

(4)	As of December 31, 2009, we did not maintain any equity compensation plans which were not approved by shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The board of directors has adopted categorical standards for relationships deemed not to impair independence of non-employee directors to assist it in making determinations of independence. The categorical standards are set forth below. The board of directors has determined that ten of eleven of the current directors of Manpower are independent under the listing standards of the New York Stock Exchange after taking into account the categorical standards and the following:

•	Mr. Walter is a director and shareholder of Echo Global Logistics, a public company that entered into an agreement to provide logistics support to Manpower.

•	Mr. Walter and Mr. Greenberg are directors of InnerWorkings, Inc., a public company, which provides print management services to Manpower.

•
Mr. Zore is the President and Chief Executive Officer of Northwestern Mutual. Northwestern Mutual and certain of its affiliates have engaged Manpower, Manpower Professional, Jefferson Wells and Right Management to provide contingent staffing, accounting and other services. In addition, Manpower and certain of its affiliates have from time to time leased space from joint venture and limited liability companies in which Northwestern Mutual has an equity interest.

    The independent directors are Mr. Bolland, Ms. Boswell, Mr. Bouchard, Ms. Dominguez, Mr. Greenberg, Mr. Hueneke, Mr. Mendoza, Mr. Payne, Mr. Walter and Mr. Zore.

    For purposes of making a determination regarding the independence of a non-employee director of Manpower Inc. under the rules of the New York Stock Exchange, a commercial relationship between a director and Manpower will not be considered to impair the director’s independence if:

1.
The director’s sole interest in the relationship is by virtue of his or her status as a director, officer or employee of, or holder of a less than 10% equity interest (other than a general partnership interest) in, an entity or an affiliate of an entity with which the Company has such relationship;

2.
Payments by the Company for property or services to, or payments to the Company for property or services by, the entity and any such affiliate accrued during any single fiscal year constitute in the aggregate less than two percent of the annual gross revenues reported for the last fiscal year of each of the Company and the entity and such affiliate. In applying this standard, both the payments and the gross revenues to be measured will be those reported in the last completed fiscal year;

3.	The director is not personally involved in the negotiation of the terms of any transaction giving rise to the relationship, or otherwise personally involved in such transaction; and

   4.         Any transaction giving rise to the relationship is negotiated and conducted on an arm’s-length basis.

Item 14.         Principal Accountant Fees and Services

The audit committee has reviewed the fees billed by Deloitte & Touche LLP and related entities (“Deloitte”) to us with respect to 2008 and 2009, which consist of the following:

Audit Fees.    The aggregate fees billed for professional services rendered by Deloitte for the audit of our financial statements and attestation of our certification of our internal control over financial reporting as of and for the year ended December 31, 2008 and the review of the financial statements included in our Quarterly Reports on Form 10-Q for 2008 approved by the audit committee were $5,550,000.

The aggregate fees billed for professional services rendered by Deloitte for the audit of our financial statements and attestation of our certification of our internal control over financial reporting as of and for the year ended December 31, 2009 and the review of the financial statements included in our Quarterly Reports on Form 10-Q for 2009 approved by the audit committee were $5,000,000.

Audit-Related Fees.    The aggregate fees billed by Deloitte for audit-related services were $17,900 in 2008. These services consisted of an auditor report related to a statement of flexworker educational expenses and an audit of a foreign employee pension plan.

The aggregate fees billed by Deloitte for audit-related services were $55,200 in 2009.  These services consisted of assistance related to comment letters from the Securities and Exchange Commission as well as consents for filings with the Securities and Exchange Commission.

Tax Fees.    The aggregate fees billed by Deloitte for tax services were $1,234,300 in 2008. These services consisted of assistance in the preparation and review of certain international tax returns, consultation regarding appropriate handling of items on the U.S. and international tax returns, assistance with tax audits and examinations, advice related to VAT and wage tax matters, advice regarding tax issues relating to our internal reorganizations and advice and assistance with respect to transfer pricing matters.

The aggregate fees billed by Deloitte for tax services were $448,675 in 2009. These services consisted of assistance in the preparation and review of certain international tax returns, consultation regarding appropriate handling of items on the U.S. and international tax returns, assistance with tax audits and examinations, advice related to VAT and wage tax matters, advice regarding tax issues relating to our internal reorganizations and advice and assistance with respect to transfer pricing matters.

All Other Fees.    The aggregate fees and expenses billed by Deloitte for all other services were $176,000 in 2008 for due diligence work on a potential acquisition, a SAS 70 controls report in the U.S. and human capital advisory services.

The aggregate fees and expenses billed by Deloitte for all other services were $201,400 in 2009 for due diligence work on a potential acquisition, analyzing financial impacts of internal reorganizations and training.

Our policy on services provided by the independent auditors was initially adopted by the audit committee in March 2002 and has since been revised several times in response to regulatory requirements. The policy sets forth the types of services that we may and may not engage our auditors to provide, the approval requirements for permitted services and related disclosure and reporting standards. A copy of the policy is available on our web site at www.investor.manpower.com. Each of the services described under the headings “Audit-Related Fees,” “Tax Fees” and “All Other Fees” was approved during 2008 and 2009 in accordance with the policy.

Item 15.	Exhibits and Financial Statement Schedules.

              (a)(1) Financial Statements.

This information was previously included in our 10-K filed on February 19, 2010.

(a)(2) Financial Statement Schedule.

This information was previously included in our 10-K filed on February 19, 2010.

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

10.13(k)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 28, 2009), incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 4, 2009. **

10.13(l)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.14(a)	Form of Nonstatutory Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(b)	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(c)	Form of Restricted Stock Agreement (CEO Form), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(d)	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

10.14(e)	Form of Career Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges. ***

13	2009 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto. ***

14
Manpower Inc. Code of Business Conduct and Ethics (Amended and Restated Effective December 9, 2003) incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

21	Subsidiaries of Manpower Inc. ***

23.1	Consent of Deloitte & Touche LLP. ***

24	Powers of Attorney. ***

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

**	Management contract or compensatory plan or arrangement.
***	This information was previously included in our 10-K filed on February 19, 2010.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWER INC.

By:	/s/ Jeffrey A. Joerres
Jeffrey A. Joerres Chairman, President and Chief Executive Officer

Date:	March 3, 2010

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey A. Joerres	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 3, 2010
Jeffrey A. Joerres

/s/ Michael J. Van Handel	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2010
Michael J. Van Handel

Directors: J. Thomas Bouchard, Marc J. Bolland, Gina R. Boswell, Cari M. Dominguez, Jack M. Greenberg, Terry A. Hueneke, Roberto Mendoza, Ulice Payne, Jr., John R. Walter and Edward J. Zore

By:	/s/ Kenneth C. Hunt	March 3, 2010
Kenneth Hunt
Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which were previously filed.