Form 10-Q
period 2010-03-31
MANPOWER INC /WI/
filed 2010-04-29
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
March 31, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares Outstanding
Class	at April 27, 2010
Common Stock, $.01 par value	81,874,785

MANPOWER INC. AND SUBSIDIARIES

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
ItIItem 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-16
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4	Controls and Procedures	27

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 4	Submission of Matters to a Vote of Security Holders	29
Item 5	Other Information	30
Item 6	Exhibits	31

SIGNATURES		32

EXHIBIT INDEX		33

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	March 31,	December 31,
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$943.8	$1,014.6
Acc Accounts receivable, less allowance for doubtful accounts of $112.0 and $118.3, respectively	3,075.7	3,070.8
Prepaid expenses and other assets	202.4	179.6
Future income tax benefits	55.7	67.4
Total current assets	4,277.6	4,332.4

OTHER ASSETS:
Goodwill	942.4	959.1
In Intangible assets, less accumulated amortization of $104.9 and $100.5, respectively	392.5	398.4
Other assets	339.9	347.5
Total other assets	1,674.8	1,705.0

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	666.2	703.6
Less: accumulated depreciation and amortization	503.6	527.2
Net property and equipment	162.6	176.4
Total assets	$6,115.0	$6,213.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2010	2009
CURRENT LIABILITIES:
Accounts payable	$1,008.7	$944.4
Employee compensation payable	159.4	187.8
Accrued liabilities	465.8	465.9
Accrued payroll taxes and insurance	515.4	572.0
Value added taxes payable	401.2	391.2
Short-term borrowings and current maturities of long-term debt	42.2	41.7
T Total current liabilities	2,592.7	2,603.0

OTHER LIABILITIES:
Long-term debt	675.5	715.6
Other long-term liabilities	360.2	358.7
T Total other liabilities	1,035.7	1,074.3

SHAREHOLDERS’ EQUITY:
PrPreferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
C Common stock, $.01 par value, authorized 125,000,000 shares, issued 104,642,562 and 104,397,965 shares, respectively	1.0	1.0
Capital in excess of par value	2,555.5	2,544.2
Retained earnings	1,112.4	1,109.6
Accumulated other comprehensive income	43.9	106.9
TrTreasury stock at cost, 25,836,989 and 25,821,405 shares, respectively	(1,226.2)	(1,225.2)
Total shareholders’ equity	2,486.6	2,536.5
T Total liabilities and shareholders’ equity	$6,115.0	$6,213.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended
	March 31,
	2010	2009
Revenues from services	$4,099.3	$3,643.0
Cost of services	3,397.8	2,977.3
Gross profit	701.5	665.7
Selling and administrative expenses	668.9	664.3
Operating profit	32.6	1.4
Interest and other expenses	12.9	11.9
Earnings (loss) before income taxes	19.7	(10.5)
Provision for income taxes	16.9	(8.7)
Net earnings (loss)	$2.8	$(1.8)
Net earnings (loss) per share – basic	$0.04	$(0.02)
Net earnings (loss) per share – diluted	$0.04	$(0.02)
Weighted average shares – basic	78.6	78.1
Weighted average shares – diluted	79.9	78.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(in millions)
	3 Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$2.8	$(1.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	21.4	23.2
Deferred income taxes	(9.5)	2.0
Provision for doubtful accounts	4.1	6.6
Share-based compensation	5.5	4.1
Excess tax benefit on exercise of stock options	(0.1)	(0.1)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(127.1)	572.3
Other assets	(35.6)	(41.5)
Other liabilities	95.5	(315.0)
Cash (used in) provided by operating activities	(43.0)	249.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7.8)	(8.9)
Acquisitions of businesses, net of cash acquired	(0.1)	(10.6)
Proceeds from the sale of property and equipment	0.3	1.0
Cash used in investing activities	(7.6)	(18.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change short-term borrowings	0.2	(55.5)
Proceeds from long-term debt	1.5	-
Repayments of long-term debt	(0.7)	-
Proceeds from share-based awards	4.9	4.7
Excess tax benefit on exercise of stock options	0.1	0.1
Cash provided by (used in) financing activities	6.0	(50.7)
Effect of exchange rate changes on cash	(26.2)	(53.6)
Change in cash and cash equivalents	(70.8)	127.0
Cash and cash equivalents, beginning of year	1,014.6	874.0
Cash and cash equivalents, end of period	$943.8	$1,001.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3.8	$6.8
Income taxes paid	$15.3	$41.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2009 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, were necessary for a fair statement of the results of operations for the periods presented. Such adjustments were of a normal recurring nature.

Revenues

During the fourth quarter of 2009, we determined that one of our subsidiaries within the Other EMEA segment prematurely recognized revenues related to a workforce solutions contract. These revenues were recorded on a cash-basis rather than being deferred and recognized over the performance period. Accordingly, we have restated our accompanying Consolidated Statement of Operations for the three months ended March 31, 2009 to defer certain amounts of revenue to future periods, net of income taxes. This restatement had no impact on cash flows under the contract and only affects the timing of when revenues are earned. The total revenues under this contract are expected to remain unchanged.

The effects of this restatement for the three months ended March 31, 2009 were as follows:

	As previously		As
	reported	Adjustment	restated
Revenues from services	$3,647.1	$(4.1)	$3,643.0
Cost of services	2,977.3	-	2,977.3
Gross profit	669.8	(4.1)	665.7
Selling and administrative expenses	664.3	-	664.3
Operating profit	5.5	(4.1)	1.4
Interest and other expense	11.9	-	11.9
Loss before income taxes	(6.4)	(4.1)	(10.5)
Provision for income taxes	(8.7)	-	(8.7)
Net earnings (loss)	$2.3	$(4.1)	$(1.8)
Net earnings (loss) per share - basic	$0.03	$(0.05)	$(0.02)
Net earnings (loss) per share - diluted	$0.03	$(0.05)	$(0.02)

(2) New Accounting Standards

In February 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance on subsequent events. Under the new guidance, a public company is no longer required to disclose the date through which subsequent events have been evaluated. We adopted the guidance effective for the first quarter of 2010.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities. The new guidance amends the process for identifying the primary beneficiary in variable interest entities and requires ongoing assessments for purposes of identifying the primary beneficiary. We adopted the guidance effective January 1, 2010. There was no impact of this adoption on our Consolidated Financial Statements.

In October 2009, the FASB issued new accounting guidance on multiple-deliverable revenue arrangements. The new guidance amends the criteria for separating deliverables as well as how to measure and allocate consideration for multiple arrangements. The guidance also expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The new guidance will be effective prospectively for our multiple-deliverable revenue arrangements entered into or materially modified in 2011. We are currently assessing the impact of the adoption of this guidance.

(3) Stock Compensation Plans

During the three months ended March 31, 2010 and 2009, we recognized share-based compensation expense of approximately $5.5 and $4.1, respectively. The expense relates to grants of stock options, deferred stock, and restricted stock and performance share units. Consideration received from stock-based awards was $5.9 and $6.8 for the three months ended March 31, 2010 and 2009, respectively. We recognize share-based compensation expense related to grants of share-based awards in Selling and Administrative Expenses on a straight-line basis over the service period of each award.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year.  The number of shares underlying grants to all employees and the weighted-average fair value per share during the first quarter of 2010 and 2009 are presented in the table below:

	3 Months Ended March 31,
	2010		2009
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	897	$19.26	1,344	$9.72
Deferred Stock Units	5	54.58	13	33.81
Restricted Stock	13	54.58	189	31.20
Performance Share Units	106	53.01	-	-
Total Shares Granted	1,021	23.59	1,546	12.55

(4) Acquisitions and Reorganization Costs

Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions in the first quarter was $0.1 and $10.6 for 2010 and 2009, respectively. See Note 14 to the Consolidated Financial Statements for information regarding our acquisition of COMSYS IT Partners, Inc. (“COMSYS”) subsequent to March 31, 2010.

Reorganization Costs

We recorded reorganization costs of $1.3 in the first quarter of 2010 in Selling and Administrative Expenses, related to severances and office closures and consolidations in several countries. We also made payments of $7.9 out of this and prior-year reserves relating to reorganization costs. Since 2007, we have recorded reorganization costs totaling $80.4 (including $33.5, $37.2 and $8.4 recorded in 2009, 2008 and 2007, respectively). As of March 31, 2010, $65.8 has been paid out of these reserves. We expect a majority of the remaining $14.6 will be paid in 2010.

	Americas(1)	France	EMEA(2)	Asia Pacific	Right Management	Jefferson Wells	Total
Balance, December 31, 2009	$1.4	$5.7	$9.5	$1.5	$0.4	$2.7	$21.2
Severance costs	-	-	0.3	-	-	-	0.3
Office closure costs	-	1.0	-	-	-	-	1.0
Costs paid or utilized	(0.7)	(2.3)	(2.7)	(1.4)	(0.1)	(0.7)	(7.9)
Balance, March 31, 2010	$0.7	$4.4	$7.1	$0.1	$0.3	$2.0	$14.6

(1)    Balance related to the United States was $1.2 as of December 31, 2009, of which $0.6 was paid during the first quarter of 2010, leaving a $0.6 liability as of March 31, 2010.
(2)    There were no balances related to Italy as of December 31, 2009 and March 31, 2010.

(5) Income Taxes

We recorded an income tax expense, at an effective rate of 85.5%, for the three months ended March 31, 2010, as compared to an income tax benefit, at an effective rate of 83.0%, for the three months ended March 31, 2009. The 2010 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, but was unfavorably impacted by valuation allowances related to losses in certain non-U.S. entities. The 2010 rate was also unfavorably impacted by $13.7 related to a French Business Tax, which has been classified as a component of income tax beginning in January 2010, in accordance with the current accounting guidance on income taxes. Prior to January 2010, the French Business Tax had been presented as a non-income tax and included as a component of Cost of Services. The French government changed the business tax from an asset-based tax to an income-based tax, thereby requiring the classification of this tax as an income tax effective January 1, 2010.

This 85.5% rate was higher than the U.S. Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 57%, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items and the French Business Tax. Excluding the impact of the French Business Tax, our tax rate was approximately 40%, lower than the previous year, due to a favorable impact from changes in the mix of U.S. and non-U.S. earnings.

As of March 31, 2010, we had gross unrecognized tax benefits of $44.7 recorded in accordance with the current accounting guidance on uncertain tax positions. Our uncertain tax position accrual was related to various tax jurisdictions, including $2.9 of interest and penalties, and related tax benefits of $13.4. As of December 31, 2009, we had gross unrecognized tax benefits of $44.4 and related tax benefits of $13.4. The net amount of $31.3 as of March 31, 2010 would favorably affect the effective tax rate if recognized. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2005 through 2009 for our major operations in the U.S., France, the United Kingdom and Italy. As of March 31, 2010, we are under audit in France, the U.S. and Australia, and we believe that the resolution of these audits will not have a material impact on earnings. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter ended March 31, 2010.

(6) Net Earnings (Loss) Per Share

The calculation of Net Earnings (Loss) Per Share – Basic and Net Earnings (Loss) Per Share – Diluted were as follows:

	3 Months Ended
	March 31,
	2010	2009
Net Earnings (Loss) Per Share – Basic:
Net earnings (loss) available to common shareholders	$2.8	$(1.8)
Weighted-average common shares outstanding	78.6	78.1
	$0.04	$(0.02)
Net Earnings (Loss) Per Share – Diluted:
Net earnings (loss) available to common shareholders	$2.8	$(1.8)
Weighted-average common shares outstanding	78.6	78.1
Effect of restricted stock grants	0.2	-
Effect of dilutive securities – stock options	1.1	-
	79.9	78.1
	$0.04	$(0.02)

There were 2.5 million stock-based awards excluded from the calculation of Net Earnings Per Share – Diluted for the three months ended March 31, 2010 as the exercise price for these awards was greater than the average market price of the common shares during the period. Due to the net loss for the three months ended March 31, 2009, the assumed exercise of stock-based awards had an antidilutive effect and therefore these shares were not included in the calculation of Net Loss Per Share – Diluted for the three months ended March 31, 2009.

(7) Goodwill

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas	France	EMEA(1)	Asia Pacific	Right Management	Jefferson Wells	Corporate(2)	Total(3)
Balance, December 31, 2009	$171.3	$7.1	$286.9	$58.9	$150.7	$2.1	$282.1	$959.1
Goodwill acquired	-	-	-	-	-	-	-	-
Currency and other impacts	0.5	(0.4)	(15.0)	0.1	(1.9)	-	-	(16.7)
Balance, March 31, 2010	$171.8	$6.7	$271.9	$59.0	$148.8	$2.1	$282.1	$942.4

(1)	Balances related to Italy were $4.6 and $4.9 as of March 31, 2010 and December 31, 2009, respectively. The ($0.3) change represents a currency impact.

(2)
The majority of the Corporate balance relates to goodwill attributable from our acquisitions of Right Management ($184.4) and Jefferson Wells ($88.2). For purposes of monitoring our total assets by segment, we do not allocate these balances to their  respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.

(3)	Balances were net of accumulated impairment loss of $201.8 as of March 31, 2010 and December 31, 2009.

Goodwill balances by reporting unit were as follows:

	March 31,	December 31,
	2010	2009
Right Management	$333.2	$335.1
United States	158.2	158.2
Elan	120.8	128.6
Jefferson Wells	90.3	90.3
Netherlands (Vitae)	82.7	87.6
Other reporting units	157.2	159.3
Total goodwill	$942.4	$959.1

We did not perform an interim impairment test of our goodwill and indefinite-lived intangible assets in the first quarter of 2010 as we noted no significant indicators of impairment as of March 31, 2010.

(8) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	3 Months Ended March 31,
	Defined Benefit		Retiree Health
	Pension Plans		Care Plan
	2010	2009	2010	2009
Service cost	$2.3	$2.7	$-	$0.1
Interest cost	3.7	3.3	0.3	0.3
Expected return on assets	(3.4)	(3.0)	-	-
Curtailment and settlement	-	(4.3)	-	-
Other	(0.2)	(0.3)	-	(0.2)
Total benefit cost	$2.4	$(1.6)	$0.3	$0.2

During the three months ended March 31, 2010, contributions made to our pension plans were $4.6 and contributions made to our retiree health care plan were $0.4. During 2010, we expect to make total contributions of $22.5 to our pension plans and to fund our retiree health care payments as incurred.

Effective January 1, 2009, we terminated our defined benefit plan in Japan and replaced it with a defined contribution plan, resulting in a curtailment and settlement gain of $4.3 in the first quarter of 2009.

(9) Shareholders’ Equity

The components of Comprehensive Loss, net of tax, were as follows:

	3 Months Ended
	March 31,
	2010	2009
Net earnings (loss)	$2.8	$(1.8)
Other comprehensive loss:
Foreign currency translation losses	(64.1)	(85.6)
Unrealized gain (loss) on investments	1.1	(1.2)
Unrealized loss on derivatives	-	(0.2)
Defined benefit pension plans	-	(0.8)
Retiree health care plan	-	(0.1)
Comprehensive loss	$(60.2)	$(89.7)

The components of Accumulated Other Comprehensive Income, net of tax, were as follows:

	March 31,	December 31,
	2010	2009
Foreign currency translation gain	$46.9	$111.0
Unrealized gain on investments	7.7	6.6
Defined benefit pension plans	(13.2)	(13.2)
Retiree health care plan	2.5	2.5
Accumulated other comprehensive income	$43.9	$106.9

On April 27, 2010, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on June 15, 2010 to shareholders of record on June 3, 2010.

(10) Interest and Other Expenses

Interest and Other Expenses consisted of the following:

	3 Months Ended
	March 31,
	2010	2009
Interest expense	$11.1	$13.1
Interest income	(1.6)	(4.4)
Foreign exchange losses	1.9	0.5
Miscellaneous expenses, net	1.5	2.7
Interest and other expenses	$12.9	$11.9

(11) Derivative Financial Instruments and Fair Value Measurements

We are exposed to various risks relating to our ongoing business operations. The primary risks, which are managed through the use of derivative instruments, are foreign currency exchange rate risk and interest rate risk. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our exposure to market risk for changes in interest rates relates primarily to our Long-Term Debt obligations. We have historically managed interest rate risk through the use of a combination of fixed and variable rate borrowings and interest rate swap agreements. In accordance with current accounting guidance on derivative instruments and hedging activities, we record all of our derivative instruments as either an asset or liability measured at their fair value.

The €300.0 ($404.7) Notes and the €200.0 ($269.4) Notes were designated as economic hedges of our net investment in our foreign subsidiaries with a Euro functional currency as of March 31, 2010.

For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of Accumulated Other Comprehensive Income, net of taxes. As of March 31, 2010, we had a $60.3 loss included in Accumulated Other Comprehensive Income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a loss of $2.1 associated with our forward contracts in Interest and Other Expenses for the quarter ended March 31, 2010, which offset the gains recorded for the items noted above. We had a $0.3 asset and a $2.4 liability related to the forward contracts’ fair value included in Other Long-Term Liabilities as of March 31, 2010.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of March 31, 2010 were as follows:

		Fair Value Measurements Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.3	$0.3	$-	$-
Deferred compensation plan assets	33.9	33.9	-	-
Foreign currency forward contracts	0.3	-	0.3	-
	$34.5	$34.2	$0.3	$-
Liabilities
Foreign currency forward contracts	$2.4	$-	$2.4	$-

The carrying value of Long-Term Debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes was $692.8 and $717.7 as of March 31, 2010 and December 31, 2009, respectively, compared to a carrying value of $674.2 and $714.6, respectively.

(12) Contingencies

In February 2009, the French Competition Council rendered its decision and levied a fine of €42.0 ($55.9) related to the competition investigation that began in November 2004, conducted by France’s Direction Generale de la concurrence, de la Consommation et de la Repression des Fraudes (DGCCRF”), a body of the French Finance Minister that investigates frauds and competition violations. We had accrued for this fine as of December 31, 2008, paid this fine in April 2009 and appealed the Competition Council’s decision. In January 2010 we received notification that our appeal was denied and in March 2010, we again appealed the Competition Council’s decision.

(13) Segment Data

	3 Months Ended March 31,
	2010	2009
Revenues from Services:
Americas:
United States (a)	$442.1	$373.8
Other Americas	294.5	219.2
	736.6	593.0

France	1,107.5	956.9
EMEA (b):
Italy	234.2	220.4
Other EMEA (b)	1,379.6	1,258.8
	1,613.8	1,479.2
Asia Pacific	497.5	425.2
Right Management	103.3	136.0
Jefferson Wells	40.6	52.7
Consolidated (c)	$4,099.3	$3,643.0

Operating Unit Profit: (d)
Americas:
United States	$(8.4)	$(14.5)
Other Americas	9.6	4.8
	1.2	(9.7)

France	0.2	1.0
EMEA (b):
Italy	6.8	1.4
Other EMEA (b)	16.8	(3.4)
	23.6	(2.0)
Asia Pacific	12.5	12.1
Right Management	12.5	29.1
Jefferson Wells	(4.7)	(7.5)
	45.3	23.0
Corporate expenses	(26.4)	(21.6)
Reclassification of French business tax	13.7	-
Interest and other expenses	(12.9)	(11.9)
Earnings (loss) before income taxes	$19.7	$(10.5)

The French Business Tax, as disclosed in Note 5 to the Consolidated Financial Statements, was reported in Provision for Income Taxes rather than in Cost of Services, in accordance with the current accounting guidance on income taxes.  However, we view this tax as operational in nature. Accordingly, the financial information reviewed internally continues to include the French Business Tax within the Operating Unit Profit of our France reportable segment, and therefore, we have shown the amount of the French Business Tax above to be able to reconcile to our Earnings (Loss) before Income Taxes.

(a)
In the United States, where a majority of our franchises operate, Revenues from Services included fees received from the related franchise offices of $2.5 and $2.0 for the three months ended March 31, 2010 and 2009, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $132.2 and $94.9 for the three months ended March 31, 2010 and 2009, respectively.

(b)
During the fourth quarter of 2009, we determined that our Other EMEA reportable segment prematurely recognized revenues related to a workforce solutions contract. These revenues were recorded on a cash-basis rather than being deferred and earned over the four-year performance period following the month the services were performed. Accordingly, we have restated our financial results for the three months ended March 31, 2009 to defer certain amounts of revenue to future periods, net of income taxes. The impact was a $4.1 reduction of Revenues from Services and Operating Unit Profit for the three months ended March 31, 2009. This restatement has no impact on cash flows under the contract and only affects the timing of when revenues are earned. The total revenues under this contract are expected to remain unchanged.

(c)
Our consolidated Revenues from Services include fees received from our franchise offices of $4.6 and $5.1 for the three months ended March 31, 2010 and 2009, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $193.9 and $158.9 for the three months ended March 31, 2010 and 2009, respectively.

(d)
We evaluate segment performance based on Operating Unit Profit, which is equal to segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to Corporate acquisitions, interest and other income and expense amounts or income taxes.

(14) Subsequent Events

On April 5, 2010, we completed our previously announced acquisition of COMSYS from its existing shareholders. The value of the consideration for each outstanding share of COMSYS common stock was $17.65, for a total enterprise value of $427.0, including the debt retired by us at closing. The consideration was approximately 50% Manpower common stock and approximately 50% cash.

We have evaluated other events and transactions occurring after the balance sheet date through our filing date and noted no other events that are subject to recognition or disclosure.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis has been revised for the effects of the restatement discussed in Note 1 to the Consolidated Financial Statements.

See financial measures on page 23 for further information on constant currency.

Operating Results - Three Months Ended March 31, 2010 and 2009

In the first quarter of 2010, we saw improvement in most of our markets, particularly the United States, for the first time in several quarters. This allowed us to gain operating leverage and improve our operating results during the quarter. We also experienced a decline in our operating cash flows as our working capital needs increased as revenues grew. The improved operating leverage was reflective of cost reduction efforts taken during the economic downturn to minimize the adverse impact of the economy during that period, yet preserved capacity within our network to handle increased demand as experienced during the current year period.

As we have noted in past filings, client demand for employment services is dependent on the overall strength of the labor market and secular trends towards greater workforce flexibility within each of the countries in which we operate.  Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services.  During periods of increasing demand, we are able to improve our profitability and operating leverage as our current cost base can support some increase in business without a similar increase in selling and administrative expenses.  During these periods, we generally see an increase in our working capital needs, resulting from an increase in our accounts receivable balance in line with the revenue growth, which may result in a decline in operating cash flows.

While we experienced growth in our businesses during the current period, the strength of this growth will be dependent on whether the underlying economies continue to improve. Given the uncertainties of predicting economic trends, however, it is not possible to predict when we will return to prior revenue and earnings levels.

The following table presents selected consolidated financial data for the three months ended March 31, 2010 as compared to 2009.

(in millions except per share data)	2010	2009	Variance	Constant Currency Variance
Revenues from services	$4,099.3	$3,643.0	12.5%	5.1%

Cost of services	3,397.8	2,977.3	14.1	6.6
Gross profit	701.5	665.7	5.4	(1.4)
Gross profit margin	17.1%	18.3%

Selling and administrative expenses	668.9	664.3	0.7	(5.5)
Operating profit	32.6	1.4
Operating profit margin	0.8%	0.0%

Interest and other expenses	12.9	11.9	8.7
Earnings (loss) before income taxes	19.7	(10.5)

Provision for income taxes	16.9	(8.7)
Effective income tax rate	85.5%	83.0%
Net earnings (loss)	$2.8	$(1.8)
Net earnings (loss) per share – diluted	$0.04	$(0.02)
Weighted average shares – diluted	79.9	78.1	2.2%

We have seen stabilization and improvements in most markets with regard to our staffing business during the first quarter of 2010 as economic conditions have started to improve globally. Offsetting this trend, however, was a decrease in business volumes for both Right Management and Jefferson Wells. At Right Management, we saw a decline in demand for the counter-cyclical outplacement services as expected with the improving economic conditions and growth in our staffing business. Jefferson Wells continues to show weak demand as companies remain hesitant to increase discretionary spend.

The year-over-year increase in Revenues from Services was primarily attributed to:

    o increased demand for services in most of our markets, including the Americas, France, EMEA and Asia Pacific, where revenues increased 19.9%, 9.3%, 0.4% and 5.3%, respectively, on a constant currency basis;

    o decreased demand for services for Right Management and Jefferson Wells, where revenues decreased 27.9% and 22.9%, respectively, on a constant currency basis; and

    o a 7.4% increase due to the impact of currency exchange rates.

The year-over-year decrease in Gross Profit Margin was primarily attributed to:

    o a 70 basis point (-0.7%) decline from our temporary staffing business as we are now feeling the full effect of the pricing pressures in most of our markets during all of 2009 because of the economic environment; and

    o an 80 basis point (-0.8%) decline from our specialty business, primarily due to the outplacement revenue decline of Right Management, where the gross profit margin was higher than our Company average.

Offsetting these unfavorable impacts was the following:

    o a 30 basis point (0.3%) impact due to a change in French law reclassifying the French Business Tax from Cost of Services to the Provision for Income Taxes, effective January 1, 2010.

The 0.7% increase in Selling and Administrative Expenses for the current quarter (5.5% decrease in constant currency) was attributed to:

    o a 6.2% increase due to the impact of currency exchange rates.

Offsetting this unfavorable impact were the following:

    o the continued impact of the cost reductions that we implemented throughout 2009;

    o  our continued focus on controlling expenses and balancing our cost structure as we see the increasing business volumes so that we can take advantage of excess capacity in our network and support the increased volume without a similar increase in expenses; and

    o a net decrease of $5.6 million related to reorganization charges for severances and other office closure costs recorded in the first quarter of 2010 as compared to 2009.

Selling and Administrative Expenses as a percent of revenues decreased 1.9% (-190 basis points) in the first quarter of 2010 compared to 2009 due primarily to the leveraging of these expenses, as we experienced an increase in revenues of 12.5% (or 5.1% in constant currency) during the first quarter of 2010 as compared to 2009 and the decrease in expenses.

Interest and Other Expense was $12.9 million for the first quarter of 2010 compared to $11.9 million in 2009.  Net Interest Expense increased $0.8 million in the first quarter to $9.4 million due to lower interest rates on money market investments and our Euro denominated interest expense being translated into U.S. dollars at higher rate in 2010 than 2009.  Translation losses in the first quarter of 2010 were $1.6 million compared to $0.5 million in the first quarter of 2009. This increase was primarily related to a translation loss of $1.2 million for Venezuela, as a result of the Venezuela reporting unit’s currency (Bolivar Fuerte) being devalued in January 2010 as well as changing the functional currency of our Venezuela reporting unit to the U.S. Dollar as the result of its current economy being deemed hyperinflationary, effective January 1, 2010.

We recorded an income tax expense, at an effective rate of 85.5%, for the three months ended March 31, 2010, as compared to an income tax benefit, at an effective rate of 83.0%, for the three months ended March 31, 2009. The 2010 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, but was unfavorably impacted by valuation allowances related to losses in certain non-U.S. entities. The 2010 rate was also unfavorably impacted by $13.7 million related to a French Business Tax, which has been classified as a component of income tax beginning in January 2010, in accordance with the current accounting guidance on income taxes. Prior to January 2010, the French Business Tax had been presented as a non-income tax and included as a component of Cost of Services. The French government changed the business tax from an asset-based tax to an income-based tax, thereby requiring the classification of this tax as an income tax effective January 1, 2010.

This 85.5% rate was higher than the U.S. Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 57%, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items and the French Business Tax. Excluding the impact of the French Business Tax, our tax rate is approximately 40%, lower than the previous year, due to a favorable impact from changes in the mix of U.S. and non-U.S. earnings.

Net Earnings Per Share – Diluted increased to $0.04 in the first quarter of 2010 compared to a Net Loss Per Share – Diluted of $(0.02) in the first quarter of 2009.  Exchange rates had a positive impact of $0.03 on Net Earnings Per Share – Diluted.  Weighted Average Shares – Diluted were 79.9 million for the first quarter of 2010 as compared to 78.1 million in the first quarter of 2009, an increase of 2.2% as a result of including dilutive shares in the calculation in 2010 compared to 2009 where we incurred a net loss and excluded the impact of such shares.

Segment Operating Results

Americas

In the Americas, Revenues from Services increased 24.2% (19.9% in constant currency) for the first quarter of 2010 compared to 2009.   In the United States (which represents 60.0% of the America’s revenues), Revenues from Services improved 18.3%.  These revenue improvements were primarily due to an increase in our staffing volumes in our core temporary staffing business, particularly in the light industrial and office sectors.  These increases were offset by declines in our permanent recruitment revenues of 13.3% in constant currency for the Americas and of 21.3% in the United States as the recovery in our permanent recruitment business lags the recovery in the staffing business, consistent with prior recoveries.

Gross Profit Margin decreased during the first quarter of 2010 compared to the first quarter of 2009 due to a decrease in temporary staffing margins, which was caused primarily by the pricing pressures on our staffing business and the decline in our permanent recruitment business.

Selling and Administrative Expenses decreased during the first quarter of 2010 compared to 2009, due to the impact of cost reductions made in response to the lower revenues experienced in 2009.  Despite the increase in revenues, we continue to closely control expenses. Included in Selling and Administrative Expenses in the first quarter of 2009 was $0.8 million of reorganization costs, primarily related to severances.  Selling and Administrative Expenses as a percent of revenues decreased in the first quarter of 2010 compared to 2009, as we slightly decreased our expenses in constant currency despite a significant revenue increase.

Operating Unit Profit (“OUP”) Margin in the Americas was 0.2% and -1.6% for the first quarter of 2010 and 2009, respectively.  This increase was primarily due to the improvement in the United States, where OUP Margin was -1.9% in the first quarter of 2010 compared to -3.9% in 2009.  Other Americas OUP Margin was 3.3% in the first quarter of 2010 compared to 2.2% in the first quarter of 2009.  These increases were due to the improved expense leveraging during the current year period as we were able to support the higher revenue level without an increase in expenses.

France

In France, Revenues from Services increased 15.7% (9.3% in constant currency) during the first quarter of 2010 compared to 2009. We had strong growth in the temporary staffing business, while permanent recruitment revenues increased 70.4% in constant currency in the first quarter.

Gross Profit Margin decreased in the first quarter of 2010 compared to the first quarter of 2009 due primarily to the pricing pressures on our staffing business.

Selling and Administrative Expenses increased during the first quarter of 2010 compared to 2009 due primarily to $3.3 million (€2.4 million) of costs in 2010 related to the relocation of our headquarters and the reversal of a $3.9 million (€3.0 million) legal reserve related to the French competition investigation in 2009. The remaining expenses were essentially flat with the 2009 level. Selling and Administrative Expenses as a percent of revenues decreased in the first quarter of 2010 compared to 2009, as our revenues increased more rapidly than our Selling and Administrative Expenses.

During the first quarter of 2010 and 2009 OUP Margin in France was essentially flat for both periods.

EMEA

In EMEA, which includes operations throughout Europe (excluding France), the Middle East and Africa, Revenues from Services increased 9.1% (0.4% in constant currency) in the first quarter of 2010 as compared to the first quarter of 2009.  Revenues in Other EMEA increased 9.6% (0.4% in constant currency) during the first quarter of 2010, while Italy had revenue improvements of 6.3% (0.4% in constant currency) during the first quarter of 2010. Offsetting these revenue improvements was a decrease to our permanent recruitment revenues of 14.5% in constant currency during the current period, due to a continuing soft permanent recruitment market, as we would expect this business to recover later than the temporary staffing business.

Gross Profit Margin decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the decline in the permanent recruitment business as well as pricing pressures on the staffing business in many of our markets.

Selling and Administrative Expenses decreased during the first quarter of 2010 compared to the first quarter of 2009 due to the cost reductions made in 2009 in response to the slowing revenue levels and improved expense leveraging as we were able to utilize excess capacity in our network and increase revenues without a similar increase in expenses. Selling and Administrative Expenses as a percent of revenues decreased in the first quarter of 2010 as compared to the first quarter of 2009 due to the improved expense leveraging as revenues have increased with a decline in expenses.

OUP Margin for EMEA was 1.5% and -0.1% for the first quarter of 2010 and 2009, respectively.  The improvement was seen across the region, as OUP Margin for Other EMEA was 1.2% in 2010 compared to -0.3% in 2009, and was 2.9% compared to 0.6% for Italy.  The improvements in OUP Margin were the results of increasing revenue and gross profit amounts, while reducing Selling and Administrative Expenses.

Asia Pacific

Revenues for Asia Pacific increased 17.0% (5.3% in constant currency) during the first quarter of 2010 compared to 2009.  Revenue increases for the first quarter of 2010 were experienced in most major markets except for Japan, where Revenues declined 9.4% in constant currency.  Offsetting the decline in Japan was the significant revenue increase in Australia, as a result of adding the Australian Defense Force contract during the current year period, as well as strong year-over-year growth in China, India and our ASEAN businesses.

Gross Profit Margin increased slightly in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the growth in the permanent recruitment business, driven in part by the Australian Defense Force contract. Our staffing gross margins continued to show year-over-year declines due to the pricing pressures in most markets during 2009.

Selling and Administrative Expenses increased in the first quarter of 2010 compared to 2009 primarily due to the support costs added in Australia as a result of adding the Australian Defense Force contract during the current year period and a $4.3 million (¥392.4 million) gain recorded in the first quarter of 2009 related to the termination of our Japanese defined benefit pension plan.

OUP Margin for Asia Pacific was 2.5% in the first quarter of 2010 compared to 2.8% in the first quarter of 2009 for the reasons noted above.

Right Management

Revenues for Right Management in the first quarter of 2010 decreased 24.0% (27.9% in constant currency) compared to the first quarter of 2009.  This decrease in constant currency was due primarily to a decline in the demand for the counter-cyclical outplacement services, where revenues generally decline as we begin to experience an economic recovery, as we saw during the first quarter.  The decline in outplacement services was partly offset by an increase in the demand for our consulting business.

Gross Profit Margin decreased in the first quarter of 2010 compared to the first quarter of 2009 as a result of a change in the mix of business, as we saw a decline in the higher margin outplacement services and an increase in the lower margin consulting business.

Selling and Administrative Expenses decreased in the first quarter of 2010 compared to the first quarter of 2009, as costs were reduced in response to the lower 2010 volumes. However, as a percentage of revenue, expenses increased in the first quarter of 2010 compared to 2009, as our fixed costs are now supporting a lower revenue amount.

OUP Margin for Right Management was 12.1% in the first quarter of 2010 compared to 21.4% in the first quarter of 2009 due to the net impact of these volume and expense changes. The prior year margin was exceptionally high given the strong growth in the outplacement business in 2009 as a result of the economic downturn.

Jefferson Wells

Revenues for Jefferson Wells in the first quarter of 2010 declined 22.9% compared to 2009. We started to see average daily revenue improve slightly later in the quarter, as demand for such services has improved.

The Gross Profit Margin in the first quarter of 2010 declined slightly compared to 2009, however, started to show improvement later in the quarter as volumes and staff utilization levels improved. We are seeing some benefit of the reorganization done in 2009, during which we transitioned a number of employees into project-based roles to reduce our fixed direct costs; however, we do not expect to see the full benefit of that change until revenue levels improve.

Selling and Administrative Expenses decreased during the first quarter of 2010, reflecting the benefits of the reorganizations done in 2009 and 2008 to realign the business in response to the lower revenue levels.  As a percent of revenues, expenses have decreased in the first quarter 2010 compared to 2009, as a result of these changes.

OUP Margin for Jefferson Wells improved to -11.7% in the first quarter of 2010 compared to -14.2% in the first quarter of 2009 due to lower expense levels.

Financial Measures

Constant Currency Reconciliation

Changes in our financial results include the impact of changes in foreign currency exchange rates. We provide “constant currency” calculations in this quarterly report to remove the impact of these items. We express year-over-year variances that were calculated in constant currency as a percentage.

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

A reconciliation to the percent variances calculated based on our financial results is provided below:

	3 Months Ended March 31, 2010 Compared to 2009
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency
Revenues from Services:
Americas:
United States	$442.1	18.3%	-%	18.3%
Other Americas	294.5	34.4	11.6	22.8
	736.6	24.2	4.3	19.9

France	1,107.5	15.7	6.4	9.3
EMEA:
Italy	234.2	6.3	5.9	0.4
Other EMEA	1,379.6	9.6	9.2	0.4
	1,613.8	9.1	8.7	0.4

Asia Pacific	497.5	17.0	11.7	5.3
Right Management	103.3	(24.0)	3.9	(27.9)
Jefferson Wells	40.6	(22.9)	-	(22.9)

Manpower Inc.	$4,099.3	12.5	7.4	5.1

Gross Profit	$701.5	5.4	6.8	(1.4)
Selling and Administrative Expenses	$668.9	0.7	6.2	(5.5)
Operating Profit	$32.6	N/A	N/A	N/A

(a)  In millions for the three months ended March 31, 2010.

Liquidity and Capital Resources

Our operating activities resulted in a net cash decrease of $43.0 million during the first quarter of 2010 compared to a net cash increase of $249.8 million during the first quarter of 2009. This decrease was primarily attributable to increased working capital needs as a result of the growth in the business. Working capital increased $67.2 million during the first quarter of 2010 compared to a $215.8 million decrease during the first quarter of 2009.

Accounts receivable increased to $3,075.7 million as of March 31, 2010 from $3,070.8 million as of December 31, 2009. This increase was due to increased business volumes, offset by changes in foreign currency exchange rates. At constant exchange rates, the March 31, 2010 balance would have been approximately $117.0 million higher than reported.

Capital expenditures were $7.8 million in the first quarter of 2010 compared to $8.9 million in the first quarter of 2009. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments. We expect an increase in capital expenditures during the remainder of the year as a result of the French headquarters relocation, the acquisition of COMSYS IT Partners, Inc. (“COMSYS”) and other expenditures in our branch offices.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions in the first quarter of 2010 was $0.1 million, compared to $10.6 million in the first quarter of 2009.

On April 5, 2010, we completed our previously announced acquisition of COMSYS from its existing shareholders. The value of the consideration for each outstanding share of COMSYS common stock was $17.65, for a total enterprise value of $427.0 million, including the debt retired by us at closing. The consideration was approximately 50% Manpower common stock and approximately 50% cash.

The cash portion of this acquisition was funded with a $485.9 million dividend from Manpower France, resulting in $408.7 million of cash remaining in France as of March 31, 2010. The majority of our remaining cash balance as of March 31, 2010 was recorded in our U.S. reporting units.

Cash from net debt borrowings were $1.0 million in the first quarter of 2010 compared to repayments $55.5 million in the first quarter of 2009.

Cash used to fund our operations is primarily generated through operating activities and our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and local credit lines to meet funding needs and allocate our capital resources among our various entities.

Our €300.0 million notes are due June 2012, our $400.0 million revolving credit agreement expires in November 2012, and our €200.0 million notes are due June 2013. When these facilities mature, we plan to repay these amounts with available cash or refinance them with new long-term facilities.  In the event that the economy slows again and declines for an extended period of time, we may be unable to repay these amounts with available cash and, as such, may need to replace these borrowings with new long-term facilities.  The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we need to replace our facilities.

As of March 31, 2010, we had letters of credit totaling $5.9 million issued under our $400.0 million revolving credit agreement. Additional borrowings of $394.1 million were available to us under the credit agreement as of March 31, 2010.

Our $400.0 million revolving credit agreement requires that we comply with a maximum Debt-to-EBITDA ratio of 5.75 to 1 and a minimum fixed charge ratio of 1.25 to 1 for the quarter ended March 31, 2010.  As defined in the agreement, we had a Debt-to-EBITDA ratio of 3.00 to 1 and a fixed charge ratio of 1.63 to 1 for the quarter. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2010, such credit lines totaled $392.3 million, of which $350.9 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $258.2 million could currently be made under these lines.

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million.  Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities.  Under the 2007 authorization, we have repurchased 3.9 million shares at a total cost of $217.9 million, none of which were repurchased in the first quarter of 2010 or 2009. There were 1.1 million shares, at a cost of up to $182.1 million, remaining authorized for repurchase under this authorization as of March 31, 2010.

On April 27, 2010, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on June 15, 2010 to shareholders of record on June 3, 2010.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,653.1 million as of March 31, 2010 compared to $1,758.6 million as of December 31, 2009. Obligations arising from the acquisition of COMSYS are excluded from these balances, as well as our liability for unrecognized tax benefits, including related interest and penalties of $31.3 million and $31.0 million as of March 31, 2010 and December 31, 2009, respectively.

We recorded reorganization costs of $1.3 million in the first quarter of 2010 in Selling and Administrative Expenses, related to severances and office closures and consolidations in several countries. We also made payments of $7.9 million out of this and prior-year reserves relating to reorganization costs. Since 2007, we have recorded reorganization costs totaling $80.4 million (including $33.5 million, $37.2 million and $8.4 million recorded in 2009, 2008 and 2007, respectively). As of March 31, 2010, $65.8 million has been paid out of these reserves. We expect a majority of the remaining $14.6 million will be paid in 2010 (see Note 4 to the Consolidated Financial Statements for further information).

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $162.7 million and $163.3 million as of March 31, 2010 and December 31, 2009, respectively, consisting of $122.4 million and $120.3 million for guarantees, respectively, and $40.3 million and $43.0 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness.  If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash.  Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments.  The cost of these guarantees and letters of credit was $0.6 million and $0.2 million in the first quarter of 2010 and 2009, respectively.

Legal Regulations

In February 2009, the French Competition Council rendered its decision and levied a fine of €42.0 million ($55.9 million) related to the competition investigation that began in November 2004, conducted by France’s Direction Generale de la concurrence, de la Consommation et de la Repression des Fraudes (“DGCCRF”), a body of the French Finance Minister that investigates frauds and competition violations. We had accrued for this fine as of December 31, 2008 and paid the fine in April 2009. We appealed the decision of the French Competition Council, but our appeal was denied in January 2010. We have subsequently filed an appeal of this denial before a higher court, which is currently pending.

In March 2010, the United States government passed new health care legislation known as the Patient Protection and Affordable Care Act (‘PPACA’). The provisions of PPACA having the main financial impact will become effective in 2014. We are currently assessing the implications that this significant legislation will have on us and our clients with U.S.-based employees. We expect this legislation will increase the employment costs for both our permanent employees and our associates, but we are currently unable to quantify the amount. Our intention is to pass on to our clients any cost increases related to our associates, however there is no assurance that we will be fully successful.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements.  In addition, from time to time, we and our representatives may make statements that are forward-looking.  All forward-looking statements involve risks and uncertainties.  The information in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements.  Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions.  Some or all of the factors identified in our annual report on Form 10-K may be beyond our control.  We caution that any forward-looking statement reflects only our belief at the time the statement is made.  We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2009 Annual Report on Form 10-K contains certain disclosures about market risks affecting us.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1- 31, 2010	-		$-	-	1,026,490
February 1 - 28, 2010	21,218	(1)	-	-	1,026,490
March 1 - 31, 2010	138	(2)	-	-	1,026,490	(3)

(1) Shares of common stock withheld by Manpower to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock units.
(2) Shares of restricted stock delivered by a director to Manpower, upon vesting, to satisfy tax withholding requirements.
(3) Not to exceed a total purchase price of $182.1 million.

Item 4 – Submission of Matters to a Vote of Security Holders

On April 27, 2010, at our Annual Meeting of Shareholders (the “Annual Meeting”) our shareholders voted on proposals to: (1) elect three individuals nominated by the Board of Directors of Manpower Inc. to serve until 2013 as Class II directors; (2) ratify the appointment of Deloitte & Touche LLP as our independent auditors for 2010; (3) approve the proposed amendment to the Amended and Restated Articles of Incorporation of Manpower Inc. to provide for a majority voting standard for uncontested elections of directors; and (4) approve the proposed amendment to the Amended and Restated By-Laws of Manpower Inc. to provide for a majority voting standard for uncontested elections of directors. In addition, Cari M. Dominguez, Roberto Mendoza and Edward J. Zore continued as Class III directors (term expiring 2011). Jeffrey A. Joerres, John R. Walter, Marc J. Bolland and Ulice Payne, Jr. continued as Class I directors (term expiring 2012). The results of the proposals voted upon at the Annual Meeting are as follows:

					Broker
	For	Against	Withheld	Abstain	Non-Vote
1. a) Election of Gina R. Boswell	61,292,099	-	4,284,955	-	-

b) Election of Jack M. Greenberg	64,515,046	-	1,062,008	-	-

c) Election of Terry A. Hueneke	57,673,009	-	7,904,045	-	-

2. Ratification of the appointment of Deloitte & Touche LLP as our independent auditors for 2010	67,523,556	374,860	-	9,117	-
3. Approval of the proposed amendment to the Amended and Restated Articles of Incorporation of Manpower Inc. to provide for a majority voting standard for uncontested elections of directors	65,385,900	2,461,578	-	60,057	-
4. Approval of the proposed amendment to the Amended and Restated By-Laws of Manpower Inc. to provide for a majority voting standard for uncontested elections of directors	65,386,540	2,460,540	-	60,455	-

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2010:

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

(d)
advice and assistance with respect to transfer pricing matters, including the preparation of reports used by us to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions; and

(e)	assistance relating to reporting under and compliance with the federal securities laws and the rules and regulations promulgated thereunder, including the issuance of consents and comfort letters.

Item 6 – Exhibits

2.1
Agreement and Plan of Merger dated as of February 1, 2010 by and among Manpower Inc., Taurus Merger Sub, Inc. and COMSYS IT Partners, Inc., incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2010.

10.1
Tender and Voting Agreement, dated as of February 1, 2010, by and among Manpower Inc. and the persons listed on Schedule I attached thereto, incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2010.

10.2	Form of Performance Share Unit Agreement.

10.3	Amendment of Manpower Inc. 2003 Equity Incentive Plan.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: April 29, 2010

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated as of February 1, 2010 by and among Manpower Inc., Taurus Merger Sub, Inc. and COMSYS IT Partners, Inc., incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2010.

10.1
Tender and Voting Agreement, dated as of February 1, 2010, by and among Manpower Inc. and the persons listed on Schedule I attached thereto, incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2010.

10.2	Form of Performance Share Unit Agreement.
10.3	Amendment of Manpower Inc. 2003 Equity Incentive Plan.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Office, pursuant to 18 U.S.C. ss. 1350.
32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.