Form 10-Q
period 2010-06-30
MANPOWER INC /WI/
filed 2010-08-05
CIK 871763

  FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
June 30, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares Outstanding
Class	at August 2, 2010
Common Stock, $.01 par value	82,235,087

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	June 30,	December 31,
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$552.5	$1,014.6
Accounts receivable, less allowance for doubtful accounts of $111.1 and $118.3, respectively	3,415.7	3,070.8
Prepaid expenses and other assets	172.4	179.6
Future income tax benefits	65.4	67.4
Total current assets	4,206.0	4,332.4

OTHER ASSETS:
Goodwill	1,223.6	959.1
Intangible assets, less accumulated amortization of $115.2 and $100.5, respectively	508.7	398.4
Other assets	326.9	347.5
Total other assets	2,059.2	1,705.0

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	655.0	703.6
Less: accumulated depreciation and amortization	492.3	527.2
Net property and equipment	162.7	176.4
Total assets	$6,427.9	$6,213.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2010	2009
CURRENT LIABILITIES:
Accounts payable	$1,193.4	$944.4
Employee compensation payable	184.6	187.8
Accrued liabilities	426.4	465.9
Accrued payroll taxes and insurance	543.9	572.0
Value added taxes payable	407.2	391.2
Short-term borrowings and current maturities of long-term debt	36.1	41.7
Total current liabilities	2,791.6	2,603.0

OTHER LIABILITIES:
Long-term debt	611.9	715.6
Other long-term liabilities	396.0	358.7
Total other liabilities	1,007.9	1,074.3

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 108,055,854 and 104,397,965 shares, respectively	1.0	1.0
Capital in excess of par value	2,758.9	2,544.2
Retained earnings	1,114.5	1,109.6
Accumulated other comprehensive (loss) income	(20.0)	106.9
Treasury stock at cost, 25,830,327 and 25,821,405 shares, respectively	(1,226.0)	(1,225.2)
Total shareholders’ equity	2,628.4	2,536.5
Total liabilities and shareholders’ equity	$6,427.9	$6,213.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues from services	$4,585.6	$3,793.5	$8,684.9	$7,436.5

Cost of services	3,788.6	3,101.2	7,186.4	6,078.5
Gross profit	797.0	692.3	1,498.5	1,358.0

Selling and administrative expenses	717.9	673.3	1,386.8	1,337.6
Operating profit	79.1	19.0	111.7	20.4

Interest and other expenses	11.9	10.8	24.8	22.7
Earnings (loss) before income taxes	67.2	8.2	86.9	(2.3)

Provision for income taxes	34.5	(8.1)	51.4	(16.8)
Net earnings	$32.7	$16.3	$35.5	$14.5
Net earnings per share – basic	$0.40	$0.21	$0.44	$0.19
Net earnings per share – diluted	$0.40	$0.21	$0.44	$0.18
Weighted average shares – basic	81.5	78.3	80.1	78.2
Weighted average shares – diluted	82.5	78.8	81.2	78.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(in millions)
	6 Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$35.5	$14.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50.5	46.9
Deferred income taxes	(6.9)	(27.5)
Provision for doubtful accounts	13.5	13.7
Share-based compensation	11.5	7.5
Excess tax benefit on exercise of stock options	(0.8)	(0.1)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(480.1)	759.5
Other assets	(26.3)	(40.7)
Other liabilities	337.4	(394.5)
Cash (used in) provided by operating activities	(65.7)	379.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27.9)	(16.9)
Acquisitions of businesses, net of cash acquired	(258.5)	(21.7)
Proceeds from the sale of property and equipment	2.3	2.1
Cash used in investing activities	(284.1)	(36.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(5.5)	(85.0)
Proceeds from long-term debt	1.4	-
Repayments of long-term debt	(0.8)	-
Proceeds from share-based awards	14.8	5.5
Excess tax benefit on exercise of stock options	0.8	0.1
Dividends paid	(30.6)	(29.0)
Cash used in financing activities	(19.9)	(108.4)

Effect of exchange rate changes on cash	(92.4)	(1.1)

Change in cash and cash equivalents	(462.1)	233.3

Cash and cash equivalents, beginning of year	1,014.6	874.0
Cash and cash equivalents, end of period	$552.5	$1,107.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$40.0	$43.7
Income taxes paid	$51.7	$45.9
Non-cash financing activity:
Common stock issued for acquisition	$188.5	-

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months and Six Months Ended June 30, 2010 and 2009
(in millions, except share and per share data)

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

Revenues

During the fourth quarter of 2009, we determined that one of our subsidiaries within the Other EMEA segment prematurely recognized revenues related to a workforce solutions contract. These revenues were recorded on a cash-basis rather than being deferred and recognized over the performance period. Accordingly, we have restated our accompanying Consolidated Statement of Operations for both the three months and the six months ended June 30, 2009 to defer certain amounts of revenue to future periods, net of income taxes. This restatement had no impact on cash flows under the contract and only affects the timing of when revenues are earned. The total revenues under this contract are expected to remain unchanged.

The effects of this restatement for the three months ended June 30, 2009 were as follows:

	As previously		As
	Reported	Adjustment	restated
Revenues from services	$3,796.6	$(3.1)	$3,793.5
Cost of services	3,101.2	-	3,101.2
Gross profit (loss)	695.4	(3.1)	692.3
Selling and administrative expenses	673.3	-	673.3
Operating profit (loss)	22.1	(3.1)	19.0
Interest and other expense	10.8	-	10.8
Earnings (loss) before income taxes	11.3	(3.1)	8.2
Provision for income taxes	(8.0)	(0.1)	(8.1)
Net earnings (loss)	$19.3	$(3.0)	$16.3
Net earnings (loss) per share - basic	$0.25	$(0.04)	$0.21
Net earnings (loss) per share - diluted	$0.25	$(0.04)	$0.21

The effects of this restatement for the six months ended June 30, 2009 were as follows:

	As previously		As
	Reported	Adjustment	restated
Revenues from services	$7,443.7	$(7.2)	$7,436.5
Cost of services	6,078.5	-	6,078.5
Gross profit (loss)	1,365.2	(7.2)	1,358.0
Selling and administrative expenses	1,337.6	-	1,337.6
Operating profit (loss)	27.6	(7.2)	20.4
Interest and other expense	22.7	-	22.7
Earnings (loss) before income taxes	4.9	(7.2)	(2.3)
Provision for income taxes	(16.7)	(0.1)	(16.8)
Net earnings (loss)	$21.6	$(7.1)	$14.5
Net earnings (loss) per share - basic	$0.28	$(0.09)	$0.19
Net earnings (loss) per share - diluted	$0.27	$(0.09)	$0.18

Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through our filing date and noted no events that are subject to recognition or disclosure.

(2) New Accounting Standards

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

(3) Stock Compensation Plans

During the three months ended June 30, 2010 and 2009, we recognized share-based compensation expense of approximately $6.0 and $3.4, respectively, and $11.5 and $7.5 for the six months ended June 30, 2010 and 2009, respectively. The expense relates to grants of stock options, deferred stock units, and restricted stock units and performance share units. Consideration received from stock-based awards was $15.6 and $7.5 for the six months ended June 30, 2010 and 2009, respectively. We recognize share-based compensation expense related to grants of share-based awards in Selling and Administrative Expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

On April 5, 2010, we acquired COMSYS IT Partners, Inc. (“COMSYS”) from its existing shareholders. The value of the consideration for each outstanding share of COMSYS common stock was approximately $17.65, for a total enterprise value of $427.0, including debt of $47.1, which we repaid upon closing. The consideration was approximately 50% Manpower common stock (3.2 million shares with a fair value of $188.5 upon closing) and approximately 50% cash (consideration of $191.4). In addition, we incurred approximately $0.7 and $1.9 of transaction costs associated with the acquisition during the three and six months ended June 30, 2010, respectively, which have been classified in Selling and Administrative Expenses.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date of April 5, 2010. We have finalized our allocation of the consideration transferred to the net assets acquired. We used various methodologies to assess the fair value of the assets and liabilities acquired. For our intangible assets associated with customer relationships, we utilized the multi-period excess-earnings method, a form of the income approach.  Some of the significant assumptions used in this valuation included: expected revenue growth rates ranging from 3% to 12%, operating unit profit margins, capital charges representing 1.3% of revenues, and a 13% discount rate.

Cash and cash equivalents	$0.9
Accounts receivable, net	207.0
Prepaid expenses and other assets	2.1
Total current assets	210.0

Goodwill	281.6
Intangible assets	127.1
Other assets	50.5
Property and equipment	5.2
Total assets	$674.4

Accounts payable	$135.9
Employee compensation payable	40.8
Accrued liabilities	14.3
Total current liabilities	191.0

Other long-term liabilities	56.4
Total liabilities assumed	247.4
Net assets acquired	$427.0

Of the $427.0 of net acquired assets, $127.1 was assigned to customer relationships and will be amortized over 14 years, using an accelerating method. Total amortization expense related to intangible assets for the remainder of 2010 is $22.8 and in each of the next five years is as follows: 2011- $37.6, 2012 - $33.8, 2013 - $27.4, 2014 - $22.4 and 2015 - $19.2.

The remaining fair value of $281.6, which was not directly attributable to any specific assets or liabilities, was assigned to goodwill as part of the US reporting unit. Of the goodwill assigned, $19.9 is deductible for tax purposes.

The following unaudited pro forma information reflects the results of Manpower’s operations for the three and six months ended June 30, 2010 and 2009 as if the COMSYS acquisition had been completed on January 1st of each respective year. Pro forma adjustments have been made to illustrate the incremental impact on earnings of amortization expense related to the acquired intangible assets, lost interest income that would have been earned on the cash proceeds used to acquire COMSYS and the tax impact of these respective items.
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues from services
Pro forma	$4,585.6	$3,950.3	$8,854.5	$7,756.0
As reported	$4,585.6	$3,793.5	$8,684.9	$7,436.5

Net earnings
Pro forma	$32.7	$11.7	$29.6	$(1.4)
As reported	$32.7	$16.3	$35.5	$14.5

Net earnings per share – diluted
Pro forma	$0.40	$0.14	$0.36	$(0.02)
As reported	$0.40	$0.21	$0.44	$0.18

The unaudited pro forma information is provided for illustrative purposes only and does not represent what our consolidated results of operations would have been if the transaction had actually occurred as of January 1, 2010 or 2009 and does not represent our expected future consolidated results of operations.

From time to time, we acquire and invest in companies throughout the world, including franchises. Excluding COMSYS, the total cash consideration paid for acquisitions, net of cash acquired, for the six months ended June 30 was $20.8 and $21.7 for 2010 and 2009, respectively.

(5) Reorganization Costs

We recorded reorganization costs of $2.5 in the first half of 2010 in Selling and Administrative Expenses, related to severances and office closures and consolidations in several countries. We also made payments of $10.9 relating to reorganization costs out of this and prior-year reserves. Since 2007, we have recorded reorganization costs totaling $81.6 (including $33.5, $37.2 and $8.4 recorded in 2009, 2008 and 2007, respectively). As of June 30, 2010, $68.8 has been paid out of these reserves. We expect a majority of the remaining $12.8 will be paid by the end of 2011. Changes in the reorganization liability balances for each reportable segment and were as follows:
	Americas(1)	France	EMEA(2)	Asia Pacific	Right Management	Jefferson Wells	Total(2)
Balance, January 1, 2010	$1.4	$5.7	$9.5	$1.5	$0.4	$2.7	$21.2
Severance costs	-	-	0.8	-	-	-	0.8
Office closure costs	0.7	1.0	-	-	-	-	1.7
Costs paid or utilized	(1.1)	(2.8)	(4.4)	(1.4)	(0.1)	(1.1)	(10.9)
Balance, June 30, 2010	$1.0	$3.9	$5.9	$0.1	$0.3	$1.6	$12.8

(1)
Balances related to United States were $1.2 as of January 1, 2010. In 2010, United States incurred $0.6 for office closure costs and paid $0.9, leaving a restructuring liability of $0.9 as of June 30, 2010.

(2)	There were no outstanding balances related to Italy or Corporate as of December 31, 2009 and June 30, 2010.

(6) Income Taxes

We recorded income tax expense, at an effective rate of 51.5%, for the three months ended June 30, 2010, as compared to an income tax benefit, at an effective rate of -97.3%, for the three months ended June 30, 2009. The 2010 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income, but was unfavorably impacted by valuation allowances related to losses in certain non-U.S. entities and the repatriation of certain non-U.S. earnings. The 2010 rate was also unfavorably impacted by $16.4 related to a French Business Tax, which has been classified as a component of income tax beginning in January 2010, in accordance with the current accounting guidance on income taxes. Prior to January 2010, the French Business Tax had been presented as a non-income tax and included as a component of Cost of Services. The French government changed the business tax from an asset-based tax to an income-based tax, thereby requiring the classification of this tax as an income tax effective January 1, 2010. The 2009 rate was favorably impacted by a discrete tax benefit that reduced the amount of deferred taxes related to the French earnings that would likely be repatriated because of the payment of the fine for the French competition case, which is disclosed in Note 13 to the Consolidated Financial Statements.

This 51.5% rate was higher than the U.S. Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 55%, due primarily to valuation allowances, other permanent items and the French Business Tax. Excluding the impact of the French Business Tax, our tax rate would be approximately 40%, which is lower than the previous year, due to a favorable impact from changes in the mix of U.S. and non-U.S. earnings.

We recorded an income tax expense, at an effective rate of 59.2%, for the first half of 2010, as compared to an income tax benefit, at an effective rate of -740.8%, for the first half of 2009. The 2010 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income, but was unfavorably impacted by valuation allowances related to losses in certain non-U.S. entities and the repatriation of certain non-U.S. earnings. The 2010 rate was also unfavorably impacted by $30.1 million related to a French Business Tax, which has been classified as a component of income tax beginning in January 2010, in accordance with the current accounting guidance on income taxes. The 2009 rate was favorably impacted by a discrete tax benefit that reduced the amount of deferred taxes related to the French earnings that would likely be repatriated because of the payment of the fine for the French competition case and a valuation allowance reversal related to a European entity for prior net operating losses that would be utilized.

As of June 30, 2010, we had gross unrecognized tax benefits of $45.0 recorded in accordance with the current accounting guidance on uncertain tax positions. Our uncertain tax position accrual was related to various tax jurisdictions, including $3.0 of interest and penalties, and related tax benefits of $13.4. As of December 31, 2009, we had gross unrecognized tax benefits of $44.4 and related tax benefits of $13.4. The net amount of $31.6 as of June 30, 2010 would favorably affect the effective tax rate if recognized. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2005 through 2009 for our major operations in the U.S., France, the United Kingdom and Italy. As of June 30, 2010, we are under audit in France, the U.S., Belgium, and Denmark, and we believe that the resolution of these audits will not have a material impact on earnings. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the three and six months ended June 30, 2010.

(7) Net Earnings Per Share

The calculation of Net Earnings Per Share – Basic and Net Earnings Per Share – Diluted was as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Earnings Per Share – Basic:
Net earnings available to common shareholders	$32.7	$16.3	$35.5	$14.5
Weighted-average common shares outstanding	81.5	78.3	80.1	78.2
	$0.40	$0.21	$0.44	$0.19
Net Earnings Per Share – Diluted:
Net earnings available to common shareholders	$32.7	$16.3	$35.5	$14.5
Weighted-average common shares outstanding	81.5	78.3	80.1	78.2
Effect of dilutive securities – stock options	0.8	0.4	0.9	0.2
Effect of other stock-based awards	0.2	0.1	0.2	0.2
	82.5	78.8	81.2	78.6
	$0.40	$0.21	$0.44	$0.18

There were 3.2 million and 3.7 million stock-based awards excluded from the calculation of Net Earnings Per Share – Diluted for the three months ended June 30, 2010 and 2009, respectively, and 2.6 million and 0.8 million stock-based awards excluded from the calculation of Net Earnings Per Share – Diluted for the six months ended June 30, 2010 and 2009, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas	France	EMEA(1)	Asia Pacific	Right Management	Jefferson Wells	Corporate(2)	Total(3)
Balance, January 1, 2010	$171.3	$7.1	$286.9	$58.9	$150.7	$2.1	$282.1	$959.1
Goodwill acquired	290.6	-	3.7	-	3.7	-	-	298.0
Currency and other impacts	0.7	(1.0)	(30.1)	0.4	(3.5)	-	-	(33.5)
Balance, June 30, 2010	$462.6	$6.1	$260.5	$59.3	$150.9	$2.1	$282.1	$1,223.6

(1)  Balances related to Italy were $4.2 and $4.9 as of June 30, 2010 and December 31, 2009, respectively. The ($0.7) change represents a currency impact.
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

(3)  Balances were net of accumulated impairment loss of $201.8 as of June 30, 2010 and December 31, 2009.

Goodwill balances by reporting unit were as follows:
	June 30,	December 31,
	2010	2009
United States	$449.6	$158.2
Right Management	335.3	335.1
Elan	117.8	128.6
Jefferson Wells	90.3	90.3
Netherlands (Vitae)	74.9	87.6
Other reporting units	155.7	159.3
Total goodwill	$1,223.6	$959.1

We did not perform an interim impairment test of our goodwill and indefinite-lived intangible assets in the second quarter of 2010 as we noted no significant indicators of impairment as of June 30, 2010.

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$2.1	$2.8	$4.4	$5.5
Interest cost	3.5	3.5	7.2	6.8
Expected return on assets	(3.3)	(3.2)	(6.7)	(6.2)
Curtailment and settlement	-	-	-	(4.3)
Other	(0.1)	(0.3)	(0.3)	(0.6)
Total benefit cost	$2.2	$2.8	$4.6	$1.2

	Retiree Health Care Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$0.1	$-	$0.1	$0.1
Interest cost	0.4	0.4	0.7	0.7
Other	(0.1)	(0.2)	(0.1)	(0.4)
Total benefit cost	$0.4	$0.2	$0.7	$0.4

During the three and six months ended June 30, 2010, contributions made to our pension plans were $4.8 and $9.4, respectively, and contributions made to our retiree health care plan were $0.3 and $0.7, respectively. During 2010, we expect to make total contributions of $22.5 to our pension plans and to fund our retiree health care payments as incurred.

Effective January 1, 2009, we terminated our defined benefit plan in Japan and replaced it with a defined contribution plan, resulting in a curtailment and settlement gain of $4.3 in the six months ended June 30, 2009.

(10) Shareholders’ Equity

The components of Comprehensive (Loss) Income, net of tax, were as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net earnings	$32.7	$16.3	$35.5	$14.5
Other comprehensive income:
Foreign currency translation (loss) gain	(62.6)	143.4	(126.7)	57.8
Unrealized (loss) gain on investments	(1.7)	2.1	(0.6)	0.9
Unrealized gains on derivatives	-	0.5	-	0.3
Defined benefit pension plans	0.5	0.2	0.5	(0.6)
Retiree health care plan	(0.1)	(0.2)	(0.1)	(0.3)
Comprehensive (loss) income	$(31.2)	$162.3	$(91.4)	$72.6

The components of Accumulated Other Comprehensive (Loss) Income, net of tax, were as follows:

	June 30,	December 31,
	2010	2009
Foreign currency translation (loss) gain	$(15.7)	$111.0
Unrealized gain on investments	6.0	6.6
Defined benefit pension plans	(12.7)	(13.2)
Retiree health care plan	2.4	2.5
Accumulated other comprehensive (loss) income	$(20.0)	$106.9

On April 27, 2010, the Board of Directors declared a cash dividend of $0.37 per share, which was paid on June 15, 2010 to shareholders of record on June 3, 2010.

(11) Interest and Other Expenses

Interest and Other Expenses consisted of the following:
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest expense	$12.5	$13.9	$23.6	$27.0
Interest income	(1.4)	(3.2)	(3.0)	(7.6)
Foreign exchange losses	0.9	1.0	2.8	1.5
Miscellaneous (income) expense, net	(0.1)	(0.9)	1.4	1.8
Interest and other expenses	$11.9	$10.8	$24.8	$22.7

(12) Derivative Financial Instruments and Fair Value Measurements

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

Substantially all of the €300.0 ($366.6) Notes and the €200.0 ($244.1) Notes were designated as economic hedges of our net investment in our foreign subsidiaries with a Euro functional currency as of June 30, 2010.

For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of Accumulated Other Comprehensive (Loss) Income, net of taxes. As of June 30, 2010, we had a $21.1 loss included in Accumulated Other Comprehensive Income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a loss of $2.4 associated with our forward contracts in Interest and Other Expenses for the quarter ended June 30, 2010, which offset the gains recorded for the items noted above. We had a $0.2 liability related to the forward contracts’ fair value included in Other Long-Term Liabilities as of June 30, 2010.

The fair value measurements of those items recorded in our Consolidated Balance Sheets were as follows:

		Fair Value Measurements Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.4	$0.4	$-	$-
Deferred compensation plan assets	35.0	35.0	-	-
	$35.4	$35.4	$-	$-
Liabilities
Foreign currency forward contracts	$0.2	$-	$0.2	$-

		Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.3	$0.3	$-	$-
Deferred compensation plan assets	34.0	34.0	-	-
	$34.3	$34.3	$-	$-
Liabilities
Foreign currency forward contracts	$0.5	$-	$0.5	$-

The carrying value of Long-Term Debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes was $616.1 and $717.7 as of June 30, 2010 and December 31, 2009, respectively, compared to a carrying value of $610.7 and $714.6, respectively.

(13) Contingencies

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

(14) Segment Data

	3 Months Ended June 30,		6 Months Ended June 30,
	2010	2009	2010	2009
Revenues from Services:
Americas:
United States (a)	$686.0	$374.3	$1,128.1	$748.1
Other Americas	306.1	220.7	600.6	439.9
	992.1	595.0	1,728.7	1,188.0

France	1,255.9	1,100.1	2,363.4	2,057.0
EMEA:
Italy	258.8	230.1	493.0	450.5
Other EMEA (b)	1,433.7	1,255.9	2,813.3	2,514.7
	1,692.5	1,486.0	3,306.3	2,965.2

Asia Pacific	505.7	406.2	1,003.2	831.4
Right Management	98.8	158.1	202.1	294.1
Jefferson Wells	40.6	48.1	81.2	100.8
Consolidated (c)	$4,585.6	$3,793.5	$8,684.9	$7,436.5

Operating Unit Profit: (d)
Americas:
United States	$9.6	$(5.8)	$1.2	$(20.3)
Other Americas	8.6	3.9	18.2	8.7
	18.2	(1.9)	19.4	(11.6)

France	9.9	4.2	10.1	5.2
EMEA:
Italy	13.5	6.8	20.3	8.2
Other EMEA (b)	29.5	(6.9)	46.3	(10.3)
	43.0	(0.1)	66.6	(2.1)

Asia Pacific	12.0	3.5	24.5	15.6
Right Management	7.8	42.3	20.3	71.4
Jefferson Wells	(3.1)	(10.2)	(7.8)	(17.7)
	87.8	37.8	133.1	60.8
Corporate expenses	(25.1)	(18.8)	(51.5)	(40.4)
Reclassification of French business tax	16.4	-	30.1	-
Interest and other expenses	(11.9)	(10.8)	(24.8)	(22.7)
Earnings (loss) before income taxes	$67.2	$8.2	$86.9	$(2.3)

The French Business Tax, as disclosed in Note 6 to the Consolidated Financial Statements, is reported in Provision for Income Taxes rather than in Cost of Services, in accordance with the current accounting guidance on income taxes.  However, we view this tax as operational in nature. Accordingly, the financial information reviewed internally continues to include the French Business Tax within the Operating Unit Profit of our France reportable segment. Therefore, we have shown the amount of the French Business Tax above to be able to reconcile to our Earnings (Loss) before Income Taxes.

(a)
The United States results include the results of COMSYS, which was acquired on April 5, 2010. For the three and six months ended June 30, 2010, COMSYS recognized revenues of $182.3 and Operating Unit Profit of $(0.8). Included within Operating Unit Profit were amortization costs ($6.9) and integration costs ($4.7). In the United States, where a majority of our franchises operate, Revenues from Services include fees received from the related franchise offices of $3.4 and $2.4 for the three months ended June 30, 2010 and 2009, and $5.9 and $4.4 for the six months ended June 30, 2010 and 2009, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $155.8 and $107.2 for the three months ended June 30, 2010 and 2009, respectively and $288.0 and $202.1 for the six months ended June 30, 2010 and 2009, respectively.

(b)
During the fourth quarter of 2009, we determined that our Other EMEA reportable segment prematurely recognized revenues related to a workforce solutions contract. These revenues were recorded on a cash-basis rather than being deferred and earned over the four-year performance period following the month the services were performed. Accordingly, we have restated our financial results for the three and six months ended June 30, 2009 to defer certain amounts of revenue to future periods, net of income taxes. The impact was a $3.1 and $7.2 reduction of Revenues from Services and Operating Unit Profit for the three and six months ended June 30, 2009, respectively. This restatement has no impact on cash flows under the contract and only affects the timing of when revenues are earned. The total revenues under this contract are expected to remain unchanged.

(c)
Our consolidated Revenues from Services include fees received from our franchise offices of $5.8 for the three months ended June 30, 2010 and 2009 and $10.4 and $10.9 for the six months ended June 30, 2010 and 2009, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $237.3 and $174.1 for the three months ended June 30, 2010 and 2009, respectively and $431.2 and $333.0 for the six months ended June 30, 2010 and 2009, respectively.

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

See financial measures on pages 26 and 27 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended June 30, 2010 and 2009

In the second quarter of 2010, we continued to see improvement in most of our markets. This allowed us to utilize our operating leverage and improve our operating results during the quarter over the prior year as well as sequentially. We also experienced a decline in our operating cash flows as our working capital needs increased as revenues grew. The improved operating leverage resulted from our being able to utilize excess capacity in the network to support the revenue growth without a similar increase in expenses. This leverage was possible due to the cost reduction efforts taken during the economic downturn to reduce the adverse impact of the economy during that period yet preserve capacity within our network to handle increased demand as experienced during the current year period.

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

On April 5, 2010, we completed our previously announced acquisition of COMSYS IT Partners, Inc. (“COMSYS”) from its existing shareholders. The value of the consideration for each outstanding share of COMSYS common stock was approximately $17.65, for a total enterprise value of $427.0 million, including debt of $47.1 million, which we repaid upon closing. The consideration was approximately 50% Manpower common stock (3.2 million shares at a fair value of $188.5 million) upon closing and approximately 50% cash (consideration of $191.4 million). COMSYS’s operating results have been included within our consolidated results from April 5, 2010 and forward.

The following table presents selected consolidated financial data for the three months ended June 30, 2010 as compared to 2009.
(in millions, except per share data)	2010	2009	Variance	Constant Currency Variance
Revenues from services	$4,585.6	$3,793.5	20.9%	23.7%
Cost of services	3,788.6	3,101.2	22.2	25.1
Gross profit	797.0	692.3	15.1	17.4
Gross profit margin	17.4%	18.3%
Selling and administrative expenses	717.9	673.3	6.6	8.6
Operating profit	79.1	19.0
Operating profit margin	1.7%	0.5%
Interest and other expenses	11.9	10.8	10.2
Earnings before income taxes	67.2	8.2
Provision for income taxes	34.5	(8.1)
Effective income tax rate	51.5%	-97.3%
Net earnings	$32.7	$16.3	99.7%	105.6%
Net earnings per share – diluted	$0.40	$0.21	90.5%	157.0%
Weighted average shares – diluted	82.5	78.8	4.7%

We continued to see stabilization and improvements in most markets with regard to our staffing business during the second quarter of 2010 as economic conditions continued to improve globally. Offsetting this trend, however, was a decrease in business volumes for both Right Management and Jefferson Wells. At Right Management, we saw a decline in demand for the counter-cyclical outplacement services consistent with what we would expect to see with the improving economic conditions and growth in our staffing business. Jefferson Wells continues to show weak demand as companies remain hesitant to increase discretionary spend.

The year-over-year increase in Revenues from Services was primarily attributed to:

o
increased demand for services in most of our markets, including the Americas, France, EMEA and Asia Pacific, where revenues increased 63.9%, 22.6%, 18.4% and 15.4%, respectively, on a constant currency basis.  Included in the Americas’ results for second quarter were revenues of $182.3 million associated with our acquisition of COMSYS during the period. Excluding COMSYS, our consolidated revenues increased 18.9% on an organic constant currency basis;

o	offset by the decreased demand for services for Right Management and Jefferson Wells, where revenues decreased 37.8% and 15.8%, respectively, on a constant currency basis; and

o	a 2.8% decrease due to the impact of currency exchange rates.

The year-over-year decrease in Gross Profit Margin was primarily attributed to:

o
a 130 basis point (-1.30%) decline from our specialty business, primarily due to the outplacement revenue decline of Right Management, where the gross profit margin was higher than our Company average;

o
a 50 basis point (-0.50%) decline from our temporary staffing business, excluding COMSYS, due to a changing business mix as more of our growth came from lower margin industrial business and our key accounts;

o
offset by a 40 basis point (0.40%) increase due to a change in French law resulting in a reclassification of the French Business Tax from Cost of Services to the Provision for Income Taxes, effective January 1, 2010;

o	a 30 basis point (0.30%) increase due to an improvement in our temporary staffing gross margins resulting from the acquisition of COMSYS; and

o	a 20 basis point (0.20%) increase due to the improvement in our permanent recruitment gross margins as revenues in this service line have increased 53.6% in constant currency.

The 6.6% increase in Selling and Administrative Expenses for the current quarter (8.6% increase in constant currency or 1.6% in organic constant currency) was attributed to:

o	the addition of COMSYS’s recurring selling and administrative costs during the second quarter as well as $4.7 million of integration costs and $6.9 million of amortization expense;

o	an increase in our organic salary related costs as we have increased the number of our employees as well as an increase in our variable incentive-based costs due to our improved operating results;

o	offset by a reduction of reorganization costs of approximately $11.9 million in the second quarter of 2010 as compared to 2009; and

o	a 2.0% decrease due to the impact of currency exchange rates.

Selling and Administrative Expenses as a percent of revenues decreased 2.0% (-200 basis points) in the second quarter of 2010 compared to 2009 due primarily to the leveraging of these expenses, as we experienced an increase in revenues of 20.9% (or 23.7% in constant currency) without a commensurate increase in these expenses during the second quarter of 2010 as compared to 2009.

Interest and Other Expenses were $11.9 million for the second quarter of 2010 compared to $10.8 million for the same period in 2009. Net Interest Expense increased $0.4 million in the second quarter to $11.1 million as we incurred $2.2 million to write-off COMSYS’s deferred financing costs and had a decline in interest income due to lower cash balances on-hand as a result of the COMSYS acquisition, offset by lower borrowings during the second quarter of 2010. Translation losses in the second quarter of 2010 were $0.9 million compared to $1.0 million in the second quarter of 2009.

We recorded income tax expense, at an effective rate of 51.5%, for the three months ended June 30, 2010, as compared to an income tax benefit, at an effective rate of -97.3%, for the three months ended June 30, 2009. The 2010 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income, but was unfavorably impacted by valuation allowances related to losses in certain non-U.S. entities and the repatriation of certain non-U.S. earnings. The 2010 rate was also unfavorably impacted by $16.4 million related to a French Business Tax, which has been classified as a component of income tax beginning in January 2010, in accordance with the current accounting guidance on income taxes. Prior to January 2010, the French Business Tax had been presented as a non-income tax and included as a component of Cost of Services. The French government changed the business tax from an asset-based tax to an income-based tax, thereby requiring the classification of this tax as an income tax effective January 1, 2010. The 2009 rate was favorably impacted by a discrete tax benefit that reduced the amount of deferred taxes related to the French earnings that would likely be repatriated because of the payment of the fine for the French competition case, which is disclosed in Note 13 to the Consolidated Financial Statements.

This 51.5% rate was higher than the U.S. Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 55%, due primarily to valuation allowances, other permanent items and the French Business Tax. Excluding the impact of the French Business Tax, our tax rate would be approximately 40%, which is lower than the previous year, due to a favorable impact from changes in the mix of U.S. and non-U.S. earnings.

Net Earnings Per Share – Diluted increased to $0.40 in the second quarter of 2010 compared to $0.21 in the second quarter of 2009. Exchange rates had a negative impact of $0.02 on Net Earnings Per Share – Diluted. Weighted Average Shares – Diluted were 82.5 million for the second quarter of 2010 as compared to 78.8 million in the second quarter of 2009, an increase of 4.7%, due primarily to the issuance of 3.2 million shares as part of the COMSYS acquisition on April 5, 2010.

Operating Results - Six Months Ended June 30, 2010 and 2009

The following table presents selected consolidated financial data for the six months ended June 30, 2010 as compared to 2009.
(in millions, except per share data)	2010	2009	Variance	Constant Currency Variance
Revenues from services	$8,684.9	$7,436.5	16.8%	14.6%
Cost of services	7,186.4	6,078.5	18.2	16.0
Gross profit	1,498.5	1,358.0	10.3	8.2
Gross profit margin	17.3%	18.3%
Selling and administrative expenses	1,386.8	1,337.6	3.7	1.6
Operating profit	111.7	20.4
Operating profit margin	1.3%	0.3%
Interest and other expenses	24.8	22.7	9.4
Earnings before income taxes	86.9	(2.3)
Provision for income taxes	51.4	(16.8)
Effective income tax rate	59.2%	(740.8)%
Net earnings	$35.5	$14.5	143.9%	140.0%
Net earnings per share – diluted	$0.44	$0.18	144.4%	264.9%
Weighted average shares – diluted	81.2	78.6	3.4%

The year-over-year increase in Revenues from Services was primarily attributed to:

o
increased demand for services in most of our markets, including the Americas, France, EMEA and Asia Pacific, where revenues increased 41.9%, 16.4%, 9.4% and 10.2%, respectively, on a constant currency basis.  Included in the Americas’ results for second quarter were revenues of $182.3 million associated with our acquisition of COMSYS during the period. Excluding COMSYS, our revenues increased 12.1% on an organic constant currency basis;

o	a 2.2% increase due to the impact of currency exchange rates; and

o	offset by decreased demand for services for Right Management and Jefferson Wells, where revenues decreased 33.2% and 19.5%, respectively on a constant currency basis.

The year-over-year decrease in Gross Profit Margin was primarily attributed to:

o
a 103 basis point (-1.03%) decline from our specialty business, primarily due to the outplacement revenue decline of Right Management, where the gross profit margin was higher than our Company average;

o
a 58 basis point (-0.58%) decline from our temporary staffing business, excluding COMSYS, as we are now feeling the full effect of the pricing pressures in most of our markets during all of 2009 because of the economic environment;

o
offset by a 37 basis point (0.37%) impact due to a change in French law resulting in a reclassification of the French Business Tax from Cost of Services to the Provision for Income Taxes, effective January 1, 2010;

o	a 17 basis point (0.17%) impact due to an increase in our temporary staffing gross margins resulting from the acquisition of COMSYS; and

o	a 7 basis point (0.07%) impact due to the increase in permanent recruitment revenues.

The 3.7% increase in Selling and Administrative Expenses for the first half of 2010 (1.6% increase in constant currency or 2.0% decrease in organic constant currency) was attributed to:

o	the addition of COMSYS’s recurring selling and administrative costs during the second quarter as well as $4.7 million of integration costs and $6.9 million of amortization expense;

o	an increase in organic salary related costs as we have increased the number of our employees as well as an increase in our variable incentive-based costs due to improved operating results;

o	a 2.1% increase due to the impact of currency exchange rates; and

o	offset by a net decrease of $17.4 million related to reorganization charges for severances and other office closure costs recorded in the first half of 2010 as compared to 2009.

Selling and Administrative Expenses as a percent of revenues decreased 2.0% (-200 basis points) in the six months ended June 30, 2010 compared to 2009 due primarily to the leveraging of these expenses, as we experienced an increase in revenues of 16.8% (or 14.6% in constant currency) without a commensurate increase in these expenses during the first half of 2010 as compared to 2009.

Interest and Other Expenses were $24.8 million for the first half of 2010 compared to $22.7 million for the same period in 2009.  Net Interest Expense increased $1.2 million in the first half of 2010 to $20.6 million as we incurred $2.2 million to write-off COMSYS’s deferred financing costs and had a decline in interest income due to lower cash balances on-hand as a result of the COMSYS acquisition, offset by lower borrowings in the first half of 2010.  Translation losses in the first half of 2010 were $2.8 million compared to $1.5 million in the 2009 period. This increase was primarily related to a translation loss of $1.2 million for Venezuela, resulting from our Venezuelan reporting unit’s currency (Bolivar Fuerte) being devalued in January 2010 as well as changing the functional currency to the U.S. Dollar because of its current economy being deemed hyperinflationary, effective January 1, 2010.

We recorded income tax expense, at an effective rate of 59.2%, for the first half of 2010, as compared to an income tax benefit, at an effective rate of -740.8%, for the first half of 2009. The 2010 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income, but was unfavorably impacted by valuation allowances related to losses in certain non-U.S. entities and the repatriation of certain non-U.S. earnings. The 2010 rate was also unfavorably impacted by $30.1 million related to a French Business Tax, which has been classified as a component of income tax beginning in January 2010, in accordance with the current accounting guidance on income taxes. The 2009 rate was favorably impacted by a discrete tax benefit that reduced the amount of deferred taxes related to the French earnings that would likely be repatriated because of the payment of the fine for the French competition case and a valuation allowance reversal related to a European entity for prior net operating losses that would be utilized.

Net Earnings Per Share – Diluted increased to $0.44 in the first half of 2010 compared to $0.18 in the first half of 2009.  Exchange rates had a positive impact of $0.01 on Net Earnings Per Share – Diluted.  Weighted Average Shares – Diluted were 81.2 million for the first half of 2010 as compared to 78.6 million in the first half of 2009, an increase of 3.4% primarily as a result of the issuance of 3.2 million shares as part of the COMSYS acquisition on April 5, 2010.

Segment Operating Results

Americas

In the Americas, Revenues from Services increased 66.7% (63.9% in constant currency) for the second quarter of 2010 compared to 2009. Excluding the acquisition of COMSYS during the second quarter of 2010, revenues increased 33.2% in organic constant currency. In the United States (which represented 69.1% of the Americas’ revenues), Revenues from Services improved 83.3% (34.6% in organic growth) for the second quarter of 2010 as compared to 2009.  The revenue improvements in the United States were primarily due to an increase in our staffing volumes in our core temporary staffing business, particularly in light industrial and professional. In the Americas, Revenues from Services increased 45.5% (41.9% in constant currency) for the first half of 2010 compared to 2009. In the United States (which represented 65.3% of the Americas’ revenues), Revenues from Services improved 50.8% (26.4% in organic growth) in the first half of 2010.  The COMSYS acquisition contributed $182.3 million of Revenues from Services during both the second quarter and the first half of 2010.

Gross Profit Margin increased during the second quarter and the first half of 2010 as compared to 2009 due to an increase in temporary staffing margins, which was aided in part by the acquisition of COMSYS, and an increase in our permanent recruitment business during the current year periods.

Selling and Administrative Expenses increased during the second quarter and the first half of 2010 as compared to 2009, primarily due to our COMSYS acquisition. Included in Selling and Administrative Expenses was $6.9 million of amortization expense associated with COMSYS’s intangible assets as well as integration costs of $4.7 million and $5.8 million during the second quarter and the first half of 2010, respectively.

Operating Unit Profit (“OUP”) Margin in the Americas was 1.8% and -0.3% for the second quarter of 2010 and 2009, respectively. This increase was primarily due to the improvement in the United States, where OUP Margin was 1.4% in the second quarter of 2010 compared to -1.5% in 2009.  Other Americas OUP Margin was 2.8% in the second quarter of 2010 compared to 1.8% in the second quarter of 2009.  These increases were due to the improved expense leveraging during the current year period as we were able to support the higher revenue levels without a similar increase in Selling and Administrative Expenses.

OUP Margin in the Americas was 1.1% and -1.0% for the first half of 2010 and 2009, respectively. The improvement was primarily due to the United States, where the OUP Margin improved to 0.1% in the first half of 2010 compared to -2.7% in the same period in 2009. Other Americas OUP Margin improved to 3.0% for the first half of 2010 compared to 2.0% in the same period in 2009.

France

In France, Revenues from Services increased 14.2% (22.6% in constant currency) during the second quarter of 2010 compared to 2009. Revenues from Services increased 14.9% (16.4% in constant currency) during the first half of 2010 compared to 2009. We had strong growth in our temporary staffing business throughout the quarter. Our permanent recruitment revenues also showed strong growth, of 90.7% and 80.0% in constant currency in the second quarter and the first half of 2010, respectively, due primarily to the Pole Emploi business.

Gross Profit Margin decreased in the second quarter and the first half of 2010 as compared to 2009, due primarily to the pricing pressures on our staffing business seen in the latter part of 2009 and continuing into 2010, and customer mix. Offsetting these unfavorable impacts was an improvement in our permanent recruitment gross profit margin driven by the increase in revenues.

Selling and Administrative Expenses increased during the second quarter of 2010 as compared to 2009 due primarily to an increase in salary related costs as we have increased the number of employees as well as our variable incentive-based costs. Selling and Administrative Expenses increased during the first half of 2010 as compared to 2009 due to an increase in incentive related costs, $4.4 million (€3.3 million) of costs related to the relocation of our headquarters, and the reversal in 2009 of a $3.9 million (€3.0 million) legal reserve related to the French competition investigation.

During the second quarter of 2010 and 2009, OUP Margin in France was 0.8% and 0.4%, respectively. For the first half of 2010 and 2009, OUP Margin in France was 0.4% and 0.3%, respectively.

EMEA

In EMEA, which includes operations throughout Europe (excluding France), the Middle East and Africa, Revenues from Services increased 13.9% (18.4% in constant currency) in the second quarter of 2010 as compared to the second quarter of 2009. Revenues in Other EMEA increased 14.2% (18.0% in constant currency) during the second quarter of 2010, while Italy had revenue improvements of 12.5% (20.6% in constant currency) during the second quarter of 2010. These improvements in our revenues were generated in both our temporary staffing business and permanent recruitment business. Revenues from Services in EMEA increased 11.5% (9.4% in constant currency) during the first half of 2010 as compared to 2009. Revenues from Services in Other EMEA increased 11.9% (9.2% in constant currency) during the first half of 2010 as compared to 2009, while Italy experienced an increase of 9.4% (10.7% in constant currency) during the first half of 2010 as compared to 2009. Both our temporary staffing and permanent recruitment businesses improved in the current period.

Gross Profit Margin decreased slightly in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to the pricing pressures on the staffing business in the latter part of 2009 in many of our markets. Gross Profit Margin for the first half of 2010 as compared to 2009 was also impacted by the pricing pressures noted above.

Selling and Administrative Expenses decreased during the second quarter and first half of 2010 compared to the same periods in 2009 due primarily to a reduction in reorganization costs of $5.0 million and $7.8 million, respectively.

OUP Margin for EMEA was 2.5% and 0.0% for the second quarter of 2010 and 2009, respectively.  The improvement was seen across the region, as OUP Margin for Other EMEA was 2.1% in the 2010 period compared to -0.5% in 2009, and was 5.2% in the second quarter of 2010 compared to 2.9% in 2009 for Italy. This was the result of gaining operating leverage during the second quarter of 2010 as we were able to support the higher revenue level without a similar increase in expenses.

OUP Margin for EMEA was 2.0% and -0.1% for the first half of 2010 and 2009, respectively. As previously noted, the improvement was seen throughout the region as Other EMEA’s OUP Margin was 1.6% for the first half of 2010 compared to -0.4% in 2009. Italy’s OUP Margin was 4.1% for the first half of 2010 compared to 1.8% in 2009.

Asia Pacific

Revenues from Services for Asia Pacific increased 24.5% (15.4% in constant currency) during the second quarter of 2010 as compared to 2009. Revenue increases for the second quarter of 2010 were experienced in most major markets except for Japan, where revenues declined 3.7% in constant currency. We experienced revenue increases in Australia, as a result of adding the Australian Defense Force contract during the current year period, as well as strong year-over-year growth in China, India and our ASEAN businesses. Revenues from Services increased 20.7% (10.2% in constant currency) during the first half of 2010 as compared to 2009.

Gross Profit Margin increased in both the second quarter and the first half of 2010 compared to the respective 2009 periods, primarily due to the growth in the permanent recruitment business, driven in part by the Australian Defense Force contract. Our staffing gross margins continued to show year-over-year declines in the second quarter and first half of 2010 due to changes in business mix.

Selling and Administrative Expenses increased in the second quarter of 2010 compared to 2009 primarily due to the support costs added in Australia as a result of adding the Australian Defense Force contract during the current year period. Selling and Administrative Expenses also increased during the first half of 2010 as compared to 2009 due to increased support costs as noted above and a $4.3 million (¥392.4 million) gain recorded in the first quarter of 2009 related to the termination of our Japanese defined benefit pension plan.

OUP Margin for Asia Pacific was 2.3% in the second quarter of 2010 compared to 0.9% in the second quarter of 2009. OUP Margin for Asia Pacific was 2.4% in the first half of 2010 compared to 1.9% in the second quarter of 2009.

Right Management

Revenues from Services for Right Management in the second quarter of 2010 decreased 37.5% (37.8% in constant currency) compared to the second quarter of 2009, while revenues for Right Management in the first half of 2010 decreased 31.3% (33.2% in constant currency) compared to the first half of 2009. This decrease in constant currency was due primarily to a decline in the demand for the counter-cyclical outplacement services, where revenues generally decline as we begin to experience an economic recovery, as we saw during the first half of 2010. The decline in outplacement services was partially offset by an increase in the demand for our talent management business.

Gross Profit Margin decreased in both the second quarter and first half of 2010 compared to the 2009 periods as a result of a change in the mix of business, as we saw a decline in the outplacement services which have a relatively higher margin than the talent management business.

Selling and Administrative Expenses decreased in both the second quarter and the first half of 2010 compared to the 2009 periods, as costs were reduced in response to the lower 2010 volumes. However, as a percentage of revenue, expenses increased in the second quarter of 2010 compared to 2009, as we did not reduce costs to the same extent as the revenue decline.

OUP Margin for Right Management was 7.9% in the second quarter of 2010 compared to 26.8% in the second quarter of 2009 due to the net impact of these volume and expense changes. The prior year margin was exceptionally high given the strong growth in the outplacement business in 2009 as a result of the economic downturn. OUP Margin for Right Management was 10.1% in the first half of 2010 compared to 24.3% in 2009.

Jefferson Wells

Revenues from Services for Jefferson Wells in the second quarter of 2010 declined 15.8% when compared to 2009. In the first half of 2010, Revenues from Services declined 19.5% compared to 2009. Revenues continued to be impacted by lower discretionary project spend in the marketplace.

The Gross Profit Margin in the second quarter and the first half of 2010 improved slightly compared to the 2009 periods. We are seeing some benefit of the reorganization done in 2009, where we transitioned a number of employees into project-based roles to reduce our fixed direct costs; however, we do not expect to see the full benefit of that change until revenue levels improve.

Selling and Administrative Expenses decreased during the second quarter and the first half of 2010 compared to the 2009 periods, reflecting the benefits of the reorganizations performed in 2009 and 2008 to realign the business in response to the lower revenue levels. As a percent of revenues, Selling and Administrative Expenses have decreased in both the second quarter and the first half of 2010 as compared to the 2009 periods.

OUP Margin for Jefferson Wells improved to -7.5% in the second quarter of 2010 compared to -21.2% in the second quarter of 2009 due to lower expense levels. OUP Margin for Jefferson Wells improved to -9.6% in the first half of 2010 compared to -17.6% in the first half of 2009.

Financial Measures

Constant Currency and Organic Constant Currency Reconciliation

Changes in our financial results include the impact of changes in foreign currency exchange rates and acquisitions. We provide “constant currency” and “organic constant currency” calculations in our quarterly report to remove the impact of these items. We express year-over-year variances that are calculated in constant currency and organic constant currency as a percentage.

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

A reconciliation to the percent variances calculated based on our financial results is provided below:

	Three Months Ended June 30, 2010 Compared to 2009
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
Americas:
United States	$686.0	83.3%	-%	83.3%	48.7%	34.6%
Other Americas	306.1	38.6	7.7	30.9	-	30.9
	992.1	66.7	2.8	63.9	30.7	33.2

France	1,255.9	14.2	(8.4)	22.6	-	22.6
EMEA:
Italy	258.8	12.5	(8.1)	20.6	-	20.6
Other EMEA	1,433.7	14.2	(3.8)	18.0	-	18.0
	1,692.5	13.9	(4.5)	18.4	-	18.4

Asia Pacific	505.7	24.5	9.1	15.4	-	15.4
Right Management	98.8	(37.5)	0.3	(37.8)	-	(37.8)
Jefferson Wells	40.6	(15.8)	-	(15.8)	-	(15.8)
Manpower Inc.	$4,585.6	20.9	(2.8)	23.7	4.8	18.9

Gross Profit	$797.0	15.1	(2.3)	17.4	6.6	10.8
Selling and Administrative Expenses	$717.9	6.6	(2.0)	8.6	7.0	1.6
Operating Profit	$79.1	314.9	(16.1)	331.0	(4.4)	335.4

(a)  In millions for the three months ended June 30, 2010.

	Six Months Ended June 30, 2010 Compared to 2009
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
Americas:
United States	$1,128.1	50.8%	-%	50.8%	24.4%	26.4%
Other Americas	600.6	36.5	9.6	26.9	-	26.9
	1,728.7	45.5	3.6	41.9	15.3	26.6

France	2.363.4	14.9	(1.5)	16.4	-	16.4
EMEA:
Italy	493.0	9.4	(1.3)	10.7	-	10.7
Other EMEA	2,813.3	11.9	2.7	9.2	-	9.2
	3,306.3	11.5	2.1	9.4	-	9.4

Asia Pacific	1,003.2	20.7	10.5	10.2	-	10.2
Right Management	202.1	(31.3)	1.9	(33.2)	-	(33.2)
Jefferson Wells	81.2	(19.5)	-	(19.5)	-	(19.5)
Manpower Inc.	$8,684.9	16.8	2.2	14.6	2.5	12.1

Gross Profit	$1,498.5	10.3	2.1	8.2	3.4	4.8
Selling and Administrative Expenses	$1,386.8	3.7	2.1	1.6	3.6	(2.0)
Operating Profit	$111.7	447.6	6.2	441.4	(9.5)	450.9

(a)  In millions for the six months ended June 30, 2010.

Liquidity and Capital Resources

Our operating activities resulted in a net cash decrease of $65.7 million during the first half of 2010 compared to a net cash increase of $379.3 million during the first half of 2009. This decrease was primarily attributable to increased working capital needs as a result of the growth in the business. Cash (used in) provided by changes in net operating assets decreased $169.0 million during the first half of 2010 compared to a $324.3 million increase during the same period in 2009. Cash provided by changes in net operating assets increased in 2009 primarily due to the drop in the accounts receivable given the impact of the economic slowdown on demand for our services.

Accounts receivable increased to $3,415.7 million as of June 30, 2010 from $3,070.8 million as of December 31, 2009. This increase was due to increased business volumes, offset by a lower DSO (Days Sales Outstanding) and changes in foreign currency exchange rates. Our DSO for the second quarter of 2010 improved by two days compared to the fourth quarter of 2009. At constant exchange rates as of December 31, 2009, the June 30, 2010 balance would have been approximately $330.8 million higher than reported.

Capital expenditures were $27.9 million in the first half of 2010 compared to $16.9 million during the same period in 2009. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments and include $9.5 million related to our new French headquarters.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions in the first half of 2010 was $258.5 million, compared to $21.7 million during the same period in 2009.

On April 5, 2010, we completed our previously announced acquisition of COMSYS from its existing shareholders. The value of the consideration for each outstanding share of COMSYS common stock was approximately $17.65, for a total enterprise value of $427.0 million, including the debt we repaid upon closing. The consideration was approximately 50% Manpower common stock and approximately 50% cash. See Note 4 in Notes to Consolidated Financial Statements for further information.

Excluding COMSYS, the total cash consideration paid for acquisitions, net of cash acquired, for the six months ended June 30 was $20.8 and $21.7 for 2010 and 2009, respectively.

Net debt repayments were $4.9 million in the first half of 2010 compared to $85.0 million in the first half of 2009.

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

Our €300.0 ($366.6) million notes are due June 2012, our $400.0 million revolving credit agreement expires in November 2012, and our €200.0 ($244.1) million notes are due June 2013. When these facilities mature, we plan to repay these amounts with available cash or refinance them with new long-term facilities. In the event that the economy slows again and declines for an extended period of time, we may be unable to repay these amounts with available cash and, as such, may need to replace these borrowings with new long-term facilities. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we need to replace our facilities.

As of June 30, 2010, we had letters of credit totaling $4.0 million issued under our $400.0 million revolving credit agreement. Additional borrowings of $396.0 million were available to us under the credit agreement as of June 30, 2010.

Our $400.0 million revolving credit agreement requires that we comply with a maximum Debt-to-EBITDA ratio of 6.00 to 1 and a minimum fixed charge ratio of 1.25 to 1 for the quarter ended June 30, 2010.  As defined in the agreement, we had a Debt-to-EBITDA ratio of 2.13 to 1 and a fixed charge ratio of 1.84 to 1 for the quarter. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of June 30, 2010, such credit lines totaled $381.7 million, of which $346.4 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. As of June 30, 2010, additional borrowings of $346.4 million could be made under these lines.

On April 27, 2010, the Board of Directors declared a cash dividend of $0.37 per share, which was paid in the amount of $30.6 million on June 15, 2010 to shareholders of record on June 3, 2010.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs and certain other commitments of $1,491.2 million as of June 30, 2010 compared to $1,758.6 million as of December 31, 2009. These balances exclude our liability for unrecognized tax benefits including related interest and penalties of $31.6 million and $31.0 million as of June 30, 2010 and December 31, 2009, respectively.

We recorded reorganization costs of $2.5 million in the first half of 2010 in Selling and Administrative Expenses, related to severances and office closures and consolidations in several countries. We also made payments of $10.9 million out of this and prior-year reserves relating to reorganization costs. Since 2007, we have recorded reorganization costs totaling $81.6 million (including $33.5 million, $37.2 million and $8.4 million recorded in 2009, 2008 and 2007, respectively). As of June 30, 2010, $68.8 million has been paid out of these reserves. We expect a majority of the remaining $12.8 million will be paid by the end of 2011 (see Note 5 to the Consolidated Financial Statements for further information).

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $162.4 million and $163.3 million as of June 30, 2010 and December 31, 2009, respectively, consisting of $123.9 million and $120.3 million for guarantees, respectively, and $38.5 million and $43.0 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.0 million and $0.5 million in the first six months of 2010 and 2009, respectively.

Legal Regulations

The employment services industry is closely regulated in all of the major markets in which we operate, except the U.S. and Canada. Many countries impose licensing or registration requirements and substantive restrictions on employment services, either on the provider of recruitment services or the ultimate client company, or minimum benefits to be paid to the temporary employee either during or following the temporary assignment. Regulations also may restrict the length of assignments, the type of work permitted or the occasions on which contingent workers may be used.  Changes in applicable laws or regulations have occurred in the past and are expected in the future to affect the extent to which employment service firms may operate. These changes could impose additional costs, taxes, record keeping or reporting requirements; restrict the tasks to which contingent workers may be assigned; limit the duration of or otherwise impose restrictions on the nature of the relationship (with us or the client); or otherwise adversely affect the industry. All of our other service lines are currently not regulated.

In February 2009, the French Competition Council rendered its decision and levied a fine of €42.0 million ($55.9 million) related to the competition investigation that began in November 2004, conducted by France’s Direction Generale de la concurrence, de la Consommation et de la Repression des Fraudes (“DGCCRF”), a body of the French Finance Minister that investigates frauds and competition violations. We had accrued for this fine as of December 31, 2008, paid this fine in April 2009 and appealed the Competition Council’s decision. In January 2010 we received notification that our appeal was denied and in March 2010, we again appealed the Competition Council’s decision to the Cour de Cassation.

In March 2010, the United States government passed new Health Care Legislation, the Patient Protection and Affordable Care Act (‘PPACA’). The provisions of PPACA having the greatest financial impact become effective in 2014. We are currently assessing the impact that this significant legislation will have on us and our clients with U.S.-based employees. We expect this legislation will increase the employment costs of our permanent employees and our associates, but we are currently unable to quantify the amount. Our intention is to pass on to our clients any cost increases related to our associates, however there is no assurance that we will be fully successful.

The DPJ government in Japan has proposed legislation which would place further restrictions on the job categories that we can supply. In May 2010, the Labor Minister announced a new policy that more narrowly defines the nature of work allowed within the 26 approved job categories. This will result in reclassifying jobs from the 26 job types into a liberalized category, which has a three-year time limit on assignments. At this time, we are unable to quantify the impact on operating results that this potential legislation could have on our Japan reporting unit, but we do not expect it to be material to our consolidated financial results.

The French government recently announced that it will be reviewing their social programs aimed at reducing the cost of labor and encouraging employment, potentially issuing new legislation in 2011 that might reduce the benefits from these programs. At this time we are unable to determine what the impact of this future legislation may be on our operating results.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1- 30, 2010	-		$-	-	1,026,490
May 1 - 31, 2010	-		-	-	1,026,490
June 1 - 30, 2010	138	(1)	-	-	1,026,490	(2)

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

Director Appointment

    On August 3, 2010, we appointed Libby Sartain to our Board of Directors. Ms. Sartain has not yet been appointed to any committees of our Board of Directors however, we do anticipate she will be appointed to one or more committees in the future.
    As a non-employee director of the Manpower, Ms. Sartain will participate in the same compensation arrangement as the other non-employee directors of the Company, which consists of a cash retainer equal to $60,000 per year, a fee of $2,000 per Board of Directors or Committee meeting attended in person, a fee of $1,000 per Board of Directors or Committee meeting attending telephonically and reimbursement for travel expenses incurred in connection with attending Board of Directors and Committee meetings. In addition, Ms. Sartain received a prorated annual grant of 843 shares of deferred stock upon her appointment to the Board of Directors. As permitted under the Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of the Company, Ms. Sartain elected to receive the prorated annual grant in restricted stock. This election will be effective October 1, 2010, at which time Ms. Sartain will receive a number of shares of restricted stock equal to the number of unvested shares of deferred stock then held by her, and such unvested shares of deferred stock will be forfeited. The restricted stock will vest on December 31, 2010.
    The Company will also enter into an indemnification agreement with Ms. Sartain. The description of the indemnification agreement is contained in our Current Report on Form 8-K dated October 31, 2006 and is incorporated by reference herein.

Item 6 – Exhibits

3.1	Amended and Restated Articles of Incorporation of Manpower Inc. effective as of February 28, 1991, as amended on May 8, 2001 and April 28, 2010.

3.2	Amended and Restated By-laws of Manpower Inc. effective as of April 28, 2010.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC.
(Registrant)

Date: August 5, 2010

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Manpower Inc. effective as of February 28, 1991, as amended on May 8, 2001 and April 28, 2010.
3.2	Amended and Restated By-laws of Manpower Inc. effective as of April 28, 2010.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Office, pursuant to 18 U.S.C. ss. 1350.
32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.