Form 10-Q
period 2010-09-30
MANPOWER INC /WI/
filed 2010-11-03
CIK 871763

  FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
September 30, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at November 1, 2010
Common Stock, $.01 par value	81,567,149

MANPOWER INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	September 30,	December 31,
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$598.3	$1,014.6
Accounts receivable, less allowance for doubtful accounts of $115.1 and $118.3, respectively	3,890.9	3,070.8
Prepaid expenses and other assets	146.1	179.6
Future income tax benefits	73.9	67.4
Total current assets	4,709.2	4,332.4

OTHER ASSETS:
Goodwill	1,257.5	959.1
Intangible assets, less accumulated amortization of $128.1 and $100.5, respectively	500.5	398.4
Other assets	374.6	347.5
Total other assets	2,132.6	1,705.0

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	711.1	703.6
Less: accumulated depreciation and amortization	537.5	527.2
Net property and equipment	173.6	176.4
Total assets	$7,015.4	$6,213.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2010	2009
CURRENT LIABILITIES:
Accounts payable	$1,293.5	$944.4
Employee compensation payable	221.5	187.8
Accrued liabilities	516.0	465.9
Accrued payroll taxes and insurance	633.6	572.0
Value added taxes payable	502.5	391.2
Short-term borrowings and current maturities of long-term debt	24.6	41.7
Total current liabilities	3,191.7	2,603.0

OTHER LIABILITIES:
Long-term debt	681.8	715.6
Other long-term liabilities	376.3	358.7
Total other liabilities	1,058.1	1,074.3

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 108,084,961 and 104,397,965 shares, respectively	1.1	1.0
Capital in excess of par value	2,765.1	2,544.2
Retained earnings	1,165.8	1,109.6
Accumulated other comprehensive income	94.4	106.9
Treasury stock at cost, 26,620,163 and 25,821,405 shares, respectively	(1,260.8)	(1,225.2)
Total shareholders’ equity	2,765.6	2,536.5
Total liabilities and shareholders’ equity	$7,015.4	$6,213.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues from services	$4,972.0	$4,189.6	$13,656.9	$11,626.1
Cost of services	4,130.8	3,485.5	11,317.2	9,564.0
Gross profit	841.2	704.1	2,339.7	2,062.1

Selling and administrative expenses	732.3	664.6	2,119.1	2,002.2
Goodwill and intangible asset impairment charges	-	61.0	-	61.00
Selling and administrative expenses	732.3	725.6	2,119.1	2,063.2
Operating profit (loss)	108.9	(21.5)	220.6	(1.1)

Interest and other expenses	8.4	29.3	33.2	52.0
Earnings (loss) before income taxes	100.5	(50.8)	187.4	(53.1)

Provision for income taxes	49.2	2.0	100.6	(14.8)
Net earnings (loss)	$51.3	$(52.8)	$86.8	$(38.3)
Net earnings (loss) per share - basic	$0.63	$(0.67)	$1.08	$(0.49)
Net earnings (loss) per share - diluted	$0.62	$(0.67)	$1.06	$(0.49)
Weighted average shares – basic	81.9	78.4	80.7	78.3
Weighted average shares – diluted	82.7	78.4	81.7	78.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in millions)
	9 Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$86.8	$(38.3)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	80.2	72.8
Non-cash goodwill and intangible asset impairment charges	-	61.0
Deferred income taxes	(44.9)	(12.1)
Provision for doubtful accounts	22.0	20.9
Loss from sale of an equity investment	-	10.3
Share-based compensation	17.9	12.5
Excess tax benefit on exercise of stock options	(0.8)	(0.1)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(730.2)	655.2
Other assets	17.9	(69.5)
Other liabilities	494.7	(300.8)
Cash (used in) provided by operating activities	(56.4)	411.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41.8)	(27.0)
Acquisitions of businesses, net of cash acquired	(260.6)	(21.3)
Proceeds from sale of an equity investment	-	13.3
Proceeds from sales of property and equipment	3.1	3.3
Cash used in investing activities	(299.3)	(31.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(19.5)	(25.1)
Proceeds from long-term debt	1.4	146.4
Repayments of long-term debt	(1.0)	(210.0)
Proceeds from share-based awards	15.0	9.7
Excess tax benefit on exercise of stock options	0.8	0.1
Repurchases of common stock	(34.8)	-
Dividends paid	(30.6)	(29.0)
Cash used in financing activities	(68.7)	(107.9)

Effect of exchange rate changes on cash	8.1	54.3
Change in cash and cash equivalents	(416.3)	326.6

Cash and cash equivalents, beginning of year	1,014.6	874.0
Cash and cash equivalents, end of period	$598.3	$1,200.6

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$42.3	$56.9
Income taxes paid	$66.1	$31.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MANPOWER INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(in millions, except share and per share data)

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

Revenues

During the fourth quarter of 2009, we determined that one of our subsidiaries within the Other EMEA segment prematurely recognized revenues related to a workforce solutions contract. These revenues were recorded on a cash-basis rather than being deferred and recognized over the performance period. Accordingly, we have restated our accompanying Consolidated Statement of Operations for both the three months and the nine months ended September 30, 2009 to defer certain amounts of revenue to future periods, net of income taxes. This restatement had no impact on cash flows under the contract and only affected the timing of when revenues are earned. The total revenues under this contract are expected to remain unchanged.

The effects of this restatement for the three months ended September 30, 2009 were as follows:

	As previously		As
	reported	Adjustment	restated
Revenues from services	$4,192.1	$(2.5)	$4,189.6
Cost of services	3,485.5	-	3,485.5
Gross profit (loss)	706.6	(2.5)	704.1
Selling and administrative expenses	664.6	-	664.6
Goodwill and intangible asset impairment charges	61.0	-	61.0
Selling and administrative expenses	725.6	-	725.6
Operating loss	(19.0)	(2.5)	(21.5)
Interest and other expense	29.3	-	29.3
Loss before income taxes	(48.3)	(2.5)	(50.8)
Provision for income taxes	2.1	(0.1)	2.0
Net loss	$(50.4)	$(2.4)	$(52.8)
Net loss per share – basic	$(0.64)	$(0.03)	$(0.67)
Net loss per share – diluted	$(0.64)	$(0.03)	$(0.67)

The effects of this restatement for the nine months ended September 30, 2009 were as follows:

	As previously		As
	reported	Adjustment	restated
Revenues from services	$11,635.8	$(9.7)	$11,626.1
Cost of services	9,564.0	-	9,564.0
Gross profit (loss)	2,071.8	(9.7)	2,062.1
Selling and administrative expenses	2,002.2	-	2,002.2
Goodwill and intangible asset impairment charges	61.0	-	61.0
Selling and administrative expenses	2,063.2	-	2,063.2
Operating profit (loss)	8.6	(9.7)	(1.1)
Interest and other expense	52.0	-	52.0
Loss before income taxes	(43.4)	(9.7)	(53.1)
Provision for income taxes	(14.6)	(0.2)	(14.8)
Net loss	$(28.8)	$(9.5)	$(38.3)
Net loss per share – basic	$(0.37)	$(0.12)	$(0.49)
Net loss per share – diluted	$(0.37)	$(0.12)	$(0.49)

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2010.  There was no impairment of our goodwill or our indefinite-lived intangible assets recorded in the third quarter of 2010.

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

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2010 included: expected revenue growth rates, operating unit profit margins, and working capital levels; discount rates ranging from 9.7% to 21.2%; and a terminal value multiple. The discount rates were impacted favorably as compared to our previous valuations primarily by the utilization of a lower risk free rate in 2010. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

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

Under the current accounting guidance, we are also required to test our indefinite-lived intangible assets for impairment by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s fair value is less than its carrying value, an impairment loss would be recognized for the difference.

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

(3) Stock Compensation Plans

During the three months ended September 30, 2010 and 2009, we recognized share-based compensation expense of approximately $6.4 and $5.0, respectively, and $17.9 and $12.5 for the nine months ended September 30, 2010 and 2009, respectively. The expense relates to grants of stock options, deferred stock units, restricted stock units and performance share units. Consideration received from stock-based awards was $15.8 and $10.6 for the nine months ended September 30, 2010 and 2009, respectively. We recognize share-based compensation expense related to grants of share-based awards in Selling and Administrative Expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

On April 5, 2010, we acquired COMSYS IT Partners, Inc. (“COMSYS”) from its existing shareholders. The value of the consideration for each outstanding share of COMSYS common stock was approximately $17.65, for a total enterprise value of $427.0, including debt of $47.1, which we repaid upon closing. The consideration was approximately 50% Manpower common stock (3.2 million shares with a fair value of $188.5 upon closing) and approximately 50% cash (consideration of $191.4). In addition, we incurred approximately $0.7 and $2.6 of transaction costs associated with the acquisition during the three and nine months ended September 30, 2010, respectively, which have been classified in Selling and Administrative Expenses.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date of April 5, 2010. We have finalized our allocation of the consideration transferred to the net assets acquired. We used various methodologies to assess the fair value of the assets and liabilities acquired. For our intangible assets associated with customer relationships, we utilized the multi-period excess-earnings method, a form of the income approach.  Some of the significant assumptions used in this valuation included: expected revenue growth rates, operating unit profit margins, capital charges representing 1.3% of revenues, and a 13% discount rate.

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

Total consolidated amortization expense related to intangible assets for the remainder of 2010 is $11.4 and in each of the next five years is as follows: 2011- $38.4, 2012 - $34.4, 2013 - $27.9, 2014 - $22.9 and 2015 - $19.6.

The following unaudited pro forma information reflects the results of Manpower’s operations for the three and nine months ended September 30, 2010 and 2009 as if the COMSYS acquisition had been completed on January 1st of each respective year. Pro forma adjustments have been made to illustrate the incremental impact on earnings of amortization expense related to the acquired intangible assets, lost interest income that would have been earned on the cash proceeds used to acquire COMSYS and the tax impact of these respective items.

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues from services
Pro forma	$4,972.0	$4,346.9	$13,826.5	$12,102.9
As reported	$4,972.0	$4,189.6	$13,656.9	$11,626.1

Net earnings (loss)
Pro forma	$51.3	$(56.8)	$80.9	$(58.2)
As reported	$51.3	$(52.8)	$86.8	$(38.3)

Net earnings (loss) per share – diluted
Pro forma	$0.62	$(0.70)	$0.98	$(0.71)
As reported	$0.62	$(0.67)	$1.06	$(0.49)

The unaudited pro forma information is provided for illustrative purposes only and does not represent what our consolidated results of operations would have been if the transaction had actually occurred as of January 1, 2010 or 2009 and does not represent our expected future consolidated results of operations.

From time to time, we acquire and invest in companies throughout the world, including franchises. Excluding COMSYS, the total cash consideration paid for acquisitions, net of cash acquired, for the nine months ended September 30 was $22.9 and $21.3 for 2010 and 2009, respectively.

(5) Reorganization Costs

We recorded reorganization costs of $8.1 in the first nine months of 2010 in Selling and Administrative Expenses, related to severances and office closures and consolidations in several countries. We also made payments of $14.7 relating to reorganization costs out of this and prior-year reserves. Since 2007, we have recorded reorganization costs totaling $87.2 (including $33.5, $37.2 and $8.4 recorded in 2009, 2008 and 2007, respectively). As of September 30, 2010, $72.6 has been paid out of these reserves. We expect a majority of the remaining $14.6 will be paid by the end of 2011. Changes in the reorganization liability balances for each reportable segment were as follows:

	Americas(1)	France	EMEA(2)	Asia Pacific	Right Management	Jefferson Wells	Total(2)
Balance, January 1, 2010	$1.4	$5.7	$9.5	$1.5	$0.4	$2.7	$21.2
Severance costs	-	-	2.8	-	2.6	0.5	5.9
Office closure costs	1.0	1.2	-	-	-	-	2.2
Costs paid or utilized	(1.3)	(3.1)	(5.6)	(1.4)	(1.7)	(1.6)	(14.7)
Balance, September 30, 2010	$1.1	$3.8	$6.7	$0.1	$1.3	$1.6	$14.6

(1)
Balances related to United States were $1.2 as of January 1, 2010. In 2010, United States incurred $0.9 for office closure costs and paid $1.1, leaving a reorganization liability of $1.0 as of September 30, 2010.

(2)	There were no outstanding balances related to Italy or Corporate as of January 1, 2010 and September 30, 2010.

See Note 15 to the Consolidated Financial Statements regarding future reorganization costs.

(6) Income Taxes

We recorded income tax expense, at an effective rate of 48.9%, for the three months ended September 30, 2010, as compared to an income tax expense, at an effective rate of -3.9%, for the three months ended September 30, 2009. The 2010 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income, but was unfavorably impacted by valuation allowances related to losses in certain non-U.S. entities and the repatriation of certain non-U.S. earnings, while the 2009 rate was unfavorably impacted by the nondeductibility of the goodwill impairment charges related to Jefferson Wells. The 2010 rate was also unfavorably impacted by $17.5 related to a French Business Tax, which has been classified as a component of income tax beginning in January 2010, in accordance with the current accounting guidance on income taxes. Prior to January 2010, the French Business Tax had been presented as a non-income tax and included as a component of Cost of Services. The French government changed the business tax from an asset-based tax to an income-based tax, thereby requiring the classification of this tax as an income tax effective January 1, 2010.

The 48.9% rate for the three months ended September 30, 2010 was higher than the U.S. Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 53% for the full year, due primarily to valuation allowances, other permanent items and the French Business Tax. Excluding the impact of the French Business Tax, our tax rate would be approximately 40% for the year, which is lower than the annual 2009 rate of 59.9% due to a favorable impact from changes in the mix of U.S. and non-U.S. earnings and no material nondeductible impairment charges in 2010.

We recorded an income tax expense, at an effective rate of 53.7%, for the first nine months of 2010, as compared to an income tax benefit, at an effective rate of 27.9%, for the first nine months of 2009. The 2010 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income, but was unfavorably impacted by valuation allowances related to losses in certain non-U.S. entities and the repatriation of certain non-U.S. earnings, while the 2009 rate was unfavorably impacted by the nondeductibility of the goodwill impairment charges related to Jefferson Wells. The 2010 rate was also unfavorably impacted by $47.6 related to a French Business Tax, which has been classified as a component of income tax beginning in January 2010, in accordance with the current accounting guidance on income taxes.

As of September 30, 2010, we had gross unrecognized tax benefits of $45.3 recorded in accordance with the current accounting guidance on uncertain tax positions and related tax benefits of $13.4. Our uncertain tax position accrual was related to various tax jurisdictions, including $3.1 of interest and penalties. As of December 31, 2009, we had gross unrecognized tax benefits of $44.4 and related tax benefits of $13.4. The net amount of $31.9 as of September 30, 2010 would favorably affect the effective tax rate if recognized. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2005 through 2009 for our major operations in the U.S., France, the United Kingdom and Italy. As of September 30, 2010, we are under audit in France, the U.S., Belgium, and Denmark, and we believe that the resolution of these audits will not have a material impact on earnings. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the three and nine months ended September 30, 2010.

(7) Net Earnings (Loss) Per Share

The calculation of Net Earnings (Loss) Per Share – Basic and Net Earnings (Loss) Per Share – Diluted was as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Earnings (Loss) Per Share – Basic:
Net earnings (loss) available to common shareholders	$51.3	$(52.8)	$86.8	$(38.3)
Weighted-average common shares outstanding	81.9	78.4	80.7	78.3
	$0.63	$(0.67)	$1.08	$(0.49)
Net Earnings (Loss) Per Share – Diluted:
Net earnings (loss) available to common shareholders	$51.3	$(52.8)	$86.8	$(38.3)
Weighted-average common shares outstanding	81.9	78.4	80.7	78.3
Effect of stock-based awards	0.8	-	1.0	-
	82.7	78.4	81.7	78.3
	$0.62	$(0.67)	$1.06	$(0.49)

There were 3.2 million stock-based awards excluded from the calculation of Net Earnings Per Share – Diluted for the three and nine months ended September 30, 2010, as the exercise price for these awards was greater than the average market price of the common shares during the period.  Due to the net loss for the three and nine months ended September 30, 2009, the assumed exercise of stock-based awards had an antidilutive effect and therefore were excluded from the computation of Net Loss Per Share – Diluted. There were 6.5 million of stock-based awards excluded from the calculation for the three and nine months ended September 30, 2009.

(8) Goodwill

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas	France	EMEA(1)	Asia Pacific	Right Management	Jefferson Wells	Corporate(2)	Total(3)
Balance, January 1, 2010	$171.3	$7.1	$286.9	$58.9	$150.7	$2.1	$282.1	$959.1
Goodwill acquired	290.6	3.1	3.9	0.2	3.8	-	-	301.6
Currency and other	1.1	(0.3)	(7.9)	4.0	(0.1)	-	-	(3.2)
Balance, September 30, 2010	$463.0	$9.9	$282.9	$63.1	$154.4	$2.1	$282.1	$1,257.5

(1)  Balances related to Italy were $4.7 and $4.9 as of September 30, 2010 and December 31, 2009, respectively. The ($0.2) change represents a currency impact.

(2)  The majority of the Corporate balance relates to goodwill from our acquisitions of Right Management ($184.4) and Jefferson Wells ($88.2). For purposes of monitoring our total assets by segment, we do not allocate these balances to their respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.

(3)  Balances were net of accumulated impairment loss of $201.8 as of September 30, 2010 and December 31, 2009.

Goodwill balances by reporting unit were as follows:
	September 30,	December 31,
	2010	2009
United States	$449.6	$158.2
Right Management	338.8	335.1
Elan	124.1	128.6
Jefferson Wells	90.3	90.3
Netherlands (Vitae)	83.4	87.6
Other reporting units	171.3	159.3
Total goodwill	$1,257.5	$959.1

For information on our annual impairment test of goodwill, which is performed during the third quarter, see Note 1 to the Consolidated Financial Statements.

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$2.2	$3.0	$6.6	$8.5
Interest cost	3.6	3.6	10.8	10.4
Expected return on assets	(3.4)	(3.2)	(10.1)	(9.4)
Curtailment and settlement	-	-	-	(4.3)
Other	(0.1)	(0.4)	(0.4)	(1.0)
Total benefit cost	$2.3	$3.0	$6.9	$4.2

	Retiree Health Care Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$-	$-	$0.1	$0.1
Interest cost	0.3	0.3	1.0	1.0
Other	-	(0.1)	(0.1)	(0.5)
Total benefit cost	$0.3	$0.2	$1.0	$0.6

During the three and nine months ended September 30, 2010, contributions made to our pension plans were $7.0 and $16.4, respectively, and contributions made to our retiree health care plan were $0.4 and $1.1, respectively. During 2010, we expect to make total contributions of $22.5 to our pension plans and to fund our retiree health care payments as incurred.

Effective January 1, 2009, we terminated our defined benefit plan in Japan and replaced it with a defined contribution plan, resulting in a curtailment and settlement gain of $4.3 in the nine months ended September 30, 2009.

(10) Shareholders’ Equity

The components of Comprehensive Income, net of tax, were as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net earnings (loss)	$51.3	$(52.8)	$86.8	$(38.3)
Other comprehensive income:
Foreign currency translation gain (loss)	112.2	57.4	(14.5)	115.2
Unrealized gain on investments	1.7	2.5	1.1	3.4
Reclassification to earnings of loss on derivatives	-	4.3	-	4.3
Unrealized gains on derivatives	-	-	-	0.3
Defined benefit pension plans	0.5	0.1	1.0	(0.5)
Retiree health care plan	-	(0.1)	(0.1)	(0.4)
Comprehensive income	$165.7	$11.4	$74.3	$84.0

The components of Accumulated Other Comprehensive Income, net of tax, were as follows:

	September 30,	December 31,
	2010	2009
Foreign currency translation gain	$96.5	$111.0
Unrealized gain on investments	7.7	6.6
Defined benefit pension plans	(12.2)	(13.2)
Retiree health care plan	2.4	2.5
Accumulated other comprehensive income	$94.4	$106.9

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total price of $400.0. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the nine months ended September 30, 2010, we repurchased 0.8 million shares of common stock at a total cost of $34.8, all of which was repurchased during the third quarter. No share repurchases were made during 2009. There were 0.2 million shares remaining available for repurchase under this authorization as of September 30, 2010, at a total price not to exceed $147.3.

On April 27, 2010, the Board of Directors declared a cash dividend of $0.37 per share, which was paid on June 15, 2010 to shareholders of record on June 3, 2010.

On October 26, 2010, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on December 15, 2010 to shareholders of record on December 3, 2010.

(11) Interest and Other Expenses

Interest and Other Expenses consisted of the following:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest expense	$10.0	$21.5	$33.6	$48.5
Interest income	(1.2)	(1.7)	(4.2)	(9.3)
Foreign exchange (gain) loss	(0.3)	(0.6)	2.5	0.9
Miscellaneous (income) expense, net	(0.1)	(0.2)	1.3	1.6
Loss from sale of an equity investment	-	10.3	-	10.3
Interest and other expenses	$8.4	$29.3	$33.2	$52.0

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

Substantially all of the €300.0 ($408.6) Notes and the €200.0 ($272.0) Notes were designated as economic hedges of our net investment in our foreign subsidiaries with a Euro functional currency as of September 30, 2010.

For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of Accumulated Other Comprehensive Income, net of taxes. As of September 30, 2010, we had a $63.7 loss included in Accumulated Other Comprehensive Income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a gain of $0.6 associated with our forward contracts in Interest and Other Expenses for the three months ended September 30, 2010, which offset the losses recorded for the items noted above. For the nine months ended September 30, 2010, we recorded a loss of $3.9 associated with our forward contracts.

The fair value measurements of those items recorded in our Consolidated Balance Sheets were as follows:

		Fair Value Measurements Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.4	$0.4	$-	$-
Deferred compensation plan assets	34.4	34.4	-	-
	$34.8	$34.8	$-	$-

		Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.3	$0.3	$-	$-
Deferred compensation plan assets	34.0	34.0	-	-
	$34.3	$34.3	$-	$-
Liabilities
Foreign currency forward contracts	$0.5	$-	$0.5	$-

The carrying value of Long-Term Debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes was $694.2 and $717.7 as of September 30, 2010 and December 31, 2009, respectively, compared to a carrying value of $680.6 and $714.6, respectively.

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

(14) Segment Data

	3 Months Ended September 30,		9 Months Ended September 30,
	2010	2009	2010	2009
Revenues from Services:
Americas:
United States (a)	$752.1	$409.8	$1,880.2	$1,157.9
Other Americas	317.1	243.5	917.7	683.4
	1,069.2	653.3	2,797.9	1,841.3

France	1,411.6	1,314.1	3,775.0	3,371.1
EMEA:
Italy	257.1	231.0	750.1	681.5
Other EMEA (b)	1,548.0	1,379.3	4,361.3	3,894.0
	1,805.1	1,610.3	5,111.4	4,575.5

Asia Pacific	555.7	427.9	1,558.9	1,259.3
Right Management	85.5	135.7	287.6	429.8
Jefferson Wells	44.9	48.3	126.1	149.1
Consolidated (c)	$4,972.0	$4,189.6	$13,656.9	$11,626.1

Operating Unit Profit: (d)
Americas:
United States	$27.4	$1.7	$38.0	$(15.4)
Other Americas	8.2	5.5	26.5	14.2
	35.6	7.2	64.5	(1.2)

France	25.0	10.6	35.1	15.8
EMEA:
Italy	11.4	8.6	31.7	16.8
Other EMEA (b)	43.0	16.0	91.6	8.2
	54.4	24.6	123.3	25.0

Asia Pacific	13.1	4.0	37.6	19.6
Right Management	-	21.2	20.3	92.6
Jefferson Wells	(1.5)	(0.6)	(9.3)	(18.3)
	126.6	67.0	271.5	133.5
Corporate expenses	(23.6)	(21.1)	(70.4)	(56.6)
Goodwill and intangible asset impairment charges	-	(61.0)	-	(61.0)
Intangible asset amortization expense (d)	(11.6)	(6.4)	(28.1)	(17.0)
Reclassification of French business tax (e)	17.5	-	47.6	-
Operating profit (loss)	108.9	(21.5)	220.6	(1.1)
Interest and other expenses	8.4	29.3	33.2	52.0
Earnings (loss) before income taxes	$100.5	$(50.8)	$187.4	$(53.1)

(a)
The United States results include the results of COMSYS, which was acquired on April 5, 2010. For the three and nine months ended September 30, 2010, COMSYS recognized revenues of $193.0 and $375.3, respectively and Operating Unit Profit of $8.9 and $13.9, respectively. Integration costs of $3.4 and $8.1 were included within Operating Unit Profit for the three and nine months ended September 30, 2010, respectively. In the United States, where a majority of our franchises operate, Revenues from Services include fees received from the related franchise offices of $4.0 and $3.0 for the three months ended September 30, 2010 and 2009, and $9.9 and $7.4 for the nine months ended September 30, 2010 and 2009, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $169.0 and $121.6 for the three months ended September 30, 2010 and 2009, respectively and $457.0 and $323.7 for the nine months ended September 30, 2010 and 2009, respectively.

(b)
During the fourth quarter of 2009, we determined that our Other EMEA reportable segment prematurely recognized revenues related to a workforce solutions contract. These revenues were recorded on a cash-basis rather than being deferred and earned over the four-year performance period following the month the services were performed. Accordingly, we have restated our financial results for the three and nine months ended September 30, 2009 to defer certain amounts of revenue to future periods, net of income taxes. The impact was a $2.5 and $9.7 reduction of Revenues from Services and Operating Unit Profit for the three and nine months ended September 30, 2009, respectively. This restatement had no impact on cash flows under the contract and only affected the timing of when revenues are earned. The total revenues under this contract are expected to remain unchanged.

(c)
Our consolidated Revenues from Services include fees received from our franchise offices of $6.8 and $5.7 for the three months ended September 30, 2010 and 2009, respectively, and $17.2 and $16.6 for the nine months ended September 30, 2010 and 2009, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $273.3 and $200.3 for the three months ended September 30, 2010 and 2009, respectively and $704.5 and $533.3 for the nine months ended September 30, 2010 and 2009, respectively.

(d)
We evaluate segment performance based on Operating Unit Profit, which is defined as segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangible assets related to acquisitions, interest and other income and expense amounts or income taxes. During the third quarter of 2010, we redefined Operating Unit Profit to also exclude intangible asset amortization related to acquisitions. Therefore, these costs are no longer included as operating costs within the reportable segments and Corporate Expenses, and all intangible asset amortization expense is now shown separately. All previously reported results have been restated to conform to the current year presentation.

(e)
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

(15) Subsequent Events

In the fourth quarter of 2010, we expect to incur additional reorganization charges mainly through realignment of our Right Management and Jefferson Wells businesses. We are still working through the specific reorganization plans, but we expect the costs to consist of severance and office closure costs. As part of this realignment, our Jefferson Wells reportable segment will be placed under our Americas management structure. This will allow us to reduce our infrastructure costs and grow our market presence in the professional services and staffing business. Accordingly, our Jefferson Wells reportable segment will be reported within our United States operating segment as part of the Americas beginning in the fourth quarter of 2010.

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

Operating Results - Three Months Ended September 30, 2010 and 2009

In the third quarter of 2010, we continued to see improvement in most of our markets. This allowed us to utilize our operating leverage and improve our operating results during the quarter over the prior year as well as sequentially. We also experienced a decline in our operating cash flows as our working capital needs increased as revenues grew. The improved operating leverage resulted from our being able to utilize excess capacity in the network to support the revenue growth without a similar increase in expenses. This leverage was possible as we made strategic cost reductions during the economic downturn which reduced the adverse impact of the economy during that period yet preserved capacity within our network to handle increased demand as we are experiencing during the current year period.

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

While we experienced growth in our businesses during the current period, the strength or duration of this growth will be dependent on whether the underlying economies continue to improve. Given the uncertainties of predicting economic trends, however, it is not possible to predict when we will return to prior revenue and earnings levels.

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

The following table presents selected consolidated financial data for the three months ended September 30, 2010 as compared to 2009.

(in millions, except per share data)	2010	2009	Variance	Constant Currency Variance
Revenues from services	$4,972.0	$4,189.6	18.7%	24.1%
Cost of services	4,130.8	3,485.5	18.5	24.1
Gross profit	841.2	704.1	19.5	24.4
Gross profit margin	16.9%	16.8%

Selling and administrative expenses	732.3	664.6	10.2	14.4
Goodwill and intangible asset impairment charges	-	61.0
Selling and administrative expenses	732.3	725.6	0.9	4.8

Operating profit (loss)	108.9	(21.5)
Operating profit (loss) margin	2.2%	-0.5%

Interest and other expenses	8.4	29.3	(71.4)
Earnings (loss) before income taxes	100.5	(50.8)

Provision for income taxes	49.2	2.0
Effective income tax rate	48.9%	-3.9%
Net earnings (loss)	$51.3	$(52.8)
Net earnings (loss) per share – diluted	$0.62	$(0.67)
Weighted average shares – diluted	82.7	78.4	5.5%

We continued to see stabilization and improvements in most markets with regard to our staffing business during the third quarter of 2010 as economic conditions continued to improve globally. Offsetting this trend, however, was a decrease in business volumes for both Right Management and Jefferson Wells. At Right Management, we saw a decline in demand for the counter-cyclical outplacement services as we expected to see with the improving economic conditions and growth in our staffing business. Jefferson Wells continues to show weak demand as companies remain hesitant to increase discretionary spend.

The year-over-year increase in Revenues from Services was primarily attributed to:

o
increased demand for services in most of our markets, including the Americas, France, EMEA and Asia Pacific, where revenues increased 62.0%, 18.8%, 20.1% and 20.5%, respectively, on a constant currency basis. Included in the Americas’ results for the third quarter were revenues of $193.0 million associated with our acquisition of COMSYS. Excluding COMSYS and other acquisitions, the Americas’ revenue increased 31.3% and our consolidated revenues increased 19.3% on an organic constant currency basis;

o	offset by the decreased demand for services for Right Management and Jefferson Wells, where revenues decreased 36.5% and 6.9%, respectively, on a constant currency basis; and

o	a 5.4% decrease due to the impact of currency exchange rates.

 The year-over-year increase in Gross Profit Margin was primarily attributed to:

o
a 40 basis point (0.40%) increase due to a change in French law resulting in a reclassification of the French Business Tax from Cost of Services to the Provision for Income Taxes, effective January 1, 2010;

o	a 30 basis point (0.30%) increase due to an improvement in our temporary staffing gross margins resulting from the acquisition of COMSYS;

o	a 30 basis point (0.30%) increase due to the growth in our permanent recruitment gross profit which increased 62.7% in constant currency; and

o	a 10 basis point (0.10%) increase due to a change in mix of business services;

o	offset by a 100 basis point (-1.00%) decline due to the outplacement revenue decline of Right Management, where the gross profit margin is higher than our Company average.

The 0.9% increase in Selling and Administrative Expenses for the current quarter (4.8% increase in constant currency, or 1.9% decrease in organic constant currency) was attributed to:

o
the addition of COMSYS’s recurring selling and administrative costs as well as $3.4 million of integration costs and $6.9 million of intangible asset amortization expense as a result of the acquisition; and

o
an increase in our organic salary-related costs due to a 2% increase in headcount (to meet client demand in certain markets), as well as an increase in our variable incentive-based costs due to our improved operating results;

o	offset by having no asset impairment charge in third quarter of 2010 compared to the goodwill and intangible asset impairment charge of $61.0 million in the third quarter of 2009; and

o	a 3.9% decrease due to the impact of currency exchange rates.

Selling and Administrative Expenses as a percent of revenues decreased 2.6% (-260 basis points) in the third quarter of 2010 compared to 2009 due primarily to the leveraging of these expenses, as we experienced an increase in revenues of 18.7% (or 24.1% in constant currency) without a commensurate increase in expenses during the third quarter of 2010 as compared to 2009.

Interest and Other Expenses were $8.4 million for the third quarter of 2010 compared to $29.3 million for the same period in 2009. Net Interest Expense decreased $11.0 million in the third quarter to $8.8 million as we incurred $7.5 million of interest expense in the third quarter of 2009 related to the early extinguishment of our interest rate swap agreements and the amendment of our revolving credit facility. Translation gains in the third quarter of 2010 were $0.3 million compared to $0.6 million in the third quarter of 2009.  In the third quarter of 2009, we also incurred a $10.3 million loss related to a sale of an equity investment in Japan.

We recorded income tax expense, at an effective rate of 48.9%, for the three months ended September 30, 2010, as compared to an income tax expense, at an effective rate of -3.9%, for the three months ended September 30, 2009. The 2010 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income, but was unfavorably impacted by valuation allowances related to losses in certain non-U.S. entities and the repatriation of certain non-U.S. earnings, while the 2009 rate was unfavorably impacted by the nondeductibility of the goodwill impairment charges related to Jefferson Wells.  The 2010 rate was also unfavorably impacted by $17.5 related to a French Business Tax, which has been classified as a component of income tax beginning in January 2010, in accordance with the current accounting guidance on income taxes. Prior to January 2010, the French Business Tax had been presented as a non-income tax and included as a component of Cost of Services. The French government changed the business tax from an asset-based tax to an income-based tax, thereby requiring the classification of this tax as an income tax effective January 1, 2010.

The 48.9% rate for the three months ended September 30, 2010 was higher than the U.S. Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 53% for the full year, due primarily to valuation allowances, other permanent items and the French Business Tax. Excluding the impact of the French Business Tax, our tax rate would be approximately 40% for the year, which is lower than the annual 2009 rate of 59.9% due to a favorable impact from changes in the mix of U.S. and non-U.S. earnings and non-U.S. earnings and no material nondeductible impairment charges in 2010.

Net Earnings (Loss) Per Share – Diluted increased to earnings of $0.62 per share in the third quarter of 2010 compared to a loss of $0.67 per share in the third quarter of 2009. Exchange rates had a negative impact of $0.03 on Net Earnings (Loss) Per Share – Diluted. Weighted Average Shares – Diluted were 82.7 million for the third quarter of 2010 as compared to 78.4 million in the third quarter of 2009, an increase of 5.5%, due primarily to the issuance of 3.2 million shares as part of the COMSYS acquisition on April 5, 2010.

Operating Results - Nine Months Ended September 30, 2010 and 2009

The following table presents selected consolidated financial data for the nine months ended September 30, 2010 as compared to 2009.
(in millions, except per share data)	2010	2009	Variance	Constant Currency Variance
Revenues from services	$13,656.9	$11,626.1	17.5%	18.0%
Cost of services	11,317.2	9,564.0	18.3	19.0
Gross profit	2,339.7	2,062.1	13.5	13.7
Gross profit margin	17.1%	17.7%

Selling and administrative expenses	2,119.1	2,002.2	5.8	5.8
Goodwill and intangible asset impairment charges	-	61.0
Selling and administrative expenses	2,119.1	2,063.2	2.7	2.7

Operating profit (loss)	220.6	(1.1)
Operating profit margin	1.6%	0.0%

Interest and other expenses	33.2	52.0	(36.2)
Earnings (loss) before income taxes	187.4	(53.1)

Provision for income taxes	100.6	(14.8)
Effective income tax rate	53.7%	27.9%
Net earnings (loss)	$86.8	$(38.3)
Net earnings (loss) per share – diluted	$1.06	$(0.49)
Weighted average shares – diluted	81.7	78.3	4.4%

The year-over-year increase in Revenues from Services was primarily attributed to:

o
increased demand for services in most of our markets, including the Americas, France, EMEA and Asia Pacific, where revenues increased 49.1%, 17.4%, 13.2% and 13.7%, respectively, on a constant currency basis.  Included in the Americas’ results for the nine month 2010 period were revenues of $375.3 million associated with our acquisition of COMSYS during the period. Excluding COMSYS and other acquisitions, the Americas’ revenue increased 28.3% and our consolidated revenues increased 14.8% on an organic constant currency basis;

o	offset by decreased demand for services for Right Management and Jefferson Wells, where revenues decreased 34.2% and 15.4%, respectively, on a constant currency basis; and

o	a 0.5% decrease due to the impact of currency exchange rates.

The year-over-year decrease in Gross Profit Margin was primarily attributed to:

o	a 103 basis point (-1.03%) decline from the decline in our outplacement revenue decline at Right Management, where the gross profit margin is higher than our Company average;

o
a 43 basis point (-0.43%) decline from our organic temporary staffing business, because of pricing pressures in most of our markets during the latter part of 2009 and beginning of 2010 because of the economic environment;

o
offset by a 38 basis point (0.38%) impact due to a change in French law resulting in a reclassification of the French Business Tax from Cost of Services to the Provision for Income Taxes, effective January 1, 2010;

o	a 24 basis point (0.24%) impact due to an increase in our temporary staffing gross margins resulting from the acquisition of COMSYS;

o	a 12 basis point (0.12%) impact due to a change in mix of business services; and

o	an 11 basis point (0.11%) impact due to the increase in permanent recruitment revenues.

The 2.7% increase in Selling and Administrative Expenses for the nine months ended September 30, 2010 (2.7% increase in constant currency, or 1.9% decrease in organic constant currency) was attributed to:

o
the addition of COMSYS’s recurring selling and administrative costs during the nine month 2010 period as well as $8.1 million of integration costs and $13.8 million of amortization expense as a result of the acquisition;

o
an increase in organic salary-related costs due to an increase in headcount (to meet client demand in certain markets), as well as an increase in our variable incentive-based costs due to improved operating results;

o	offset by having no asset impairment charge in the first nine months of 2010 compared to the goodwill and intangible asset impairment charge of $61.0 million in the same 2009 period; and

o	by $12.7 million less of reorganization charges for severances and other office closure costs recorded in the first nine months of 2010 as compared to the same 2009 period.

Selling and Administrative Expenses as a percent of revenues decreased 2.2% (-220 basis points) in the nine months ended September 30, 2010 compared to 2009 due primarily to the leveraging of these expenses, as we experienced an increase in revenues of 17.5% (or 18.0% in constant currency) without a commensurate increase in expenses during the 2010 period as compared to 2009.

Interest and Other Expenses were $33.2 million for the nine months ended September 30, 2010 compared to $52.0 million for the same period in 2009.  Net Interest Expense decreased $9.8 million in the nine months ended September 30, 2010 to $29.4 million as we incurred $7.5 million of interest expense in the first nine months of 2009 related to the early extinguishment of our interest rate swap agreements and the amendment of our revolving credit facility.  Translation losses in the nine months ended September 30, 2010 were $2.5 million compared to $0.9 million in the 2009 period. This increase was primarily related to a translation loss of $1.2 million for Venezuela, resulting from our Venezuelan reporting unit’s currency (Bolivar Fuerte) being devalued in January 2010 as well as changing the functional currency to the U.S. Dollar because of its current economy being deemed hyperinflationary, effective January 1, 2010.  In the first nine months of 2009, we also incurred a $10.3 million loss related to a sale of an equity investment in Japan.

We recorded an income tax expense, at an effective rate of 53.7%, for the first nine months of 2010, as compared to an income tax benefit, at an effective rate of 27.9%, for the first nine months of 2009. The 2010 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income, but was unfavorably impacted by valuation allowances related to losses in certain non-U.S. entities and the repatriation of certain non-U.S. earnings, while the 2009 rate was unfavorably impacted by the nondeductibility of the goodwill impairment charges related to Jefferson Wells. The 2010 rate was also unfavorably impacted by $47.6 million related to a French Business Tax, which has been classified as a component of income tax beginning in January 2010, in accordance with the current accounting guidance on income taxes.

Net Earnings (Loss) Per Share – Diluted increased to earnings of $1.06 per share in the nine months ended September 30, 2010 compared to a loss of $0.49 per share in the 2009 period. Exchange rates had a negative impact of $0.01 on Net Earnings Per Share – Diluted.  Weighted Average Shares – Diluted were 81.7 million for the first nine months of 2010 as compared to 78.3 million in the first nine months of 2009, an increase of 4.4% primarily as a result of the issuance of 3.2 million shares as part of the COMSYS acquisition on April 5, 2010.

Segment Operating Results

During the third quarter of 2010, we redefined Operating Unit Profit to exclude intangible asset amortization related to acquisitions. Therefore, these costs are no longer included as operating costs within the reportable segments and Corporate Expenses, and all intangible asset amortization expense, related to acquisitions, is now shown separately. All previously reported results have been restated to conform to the current year presentation. See Note 14 to the Consolidated Financial Statements for further information.

Americas

In the Americas, Revenues from Services increased 63.7% (62.0% in constant currency) for the third quarter of 2010 compared to 2009. Excluding acquisitions, revenues increased 31.3% in organic constant currency. In the United States (which represented 70.3% of the Americas’ revenues), Revenues from Services improved 83.5% (34.6% in organic growth) for the third quarter of 2010 as compared to 2009. The revenue improvements in the United States were primarily due to an increase in volume in our core temporary staffing business, particularly in light industrial, in addition to professional. In the Americas, Revenues from Services increased 52.0% (49.1% in constant currency or 28.3% in organic constant currency) for the nine months ended September 30, 2010 compared to 2009. In the United States (which represented 67.2% of the Americas’ revenues), Revenues from Services improved 62.4% (29.3% in organic growth) in the nine months ended September 30, 2010.  The COMSYS acquisition contributed $193.0 million and $375.3 million of Revenues from Services during the three and nine months ended September 30, 2010, respectively.

Gross Profit Margin increased during the third quarter and the first nine months of 2010 as compared to 2009 due to an increase in temporary staffing margins, which was aided in part by the acquisition of COMSYS and the impact of reduced FICA taxes in the United States as a result of the Hire Act.

Selling and Administrative Expenses increased during the third quarter and the first nine months of 2010 as compared to 2009, primarily due to our COMSYS acquisition. As a percent of Gross Profit, Selling and Administrative Expenses improved, as we were able to leverage our existing expense base to support the increased revenue.

Operating Unit Profit (“OUP”) Margin in the Americas was 3.3% and 1.1% for the third quarter of 2010 and 2009, respectively. This increase was primarily due to the improvement in the United States, where OUP Margin was 3.6% in the third quarter of 2010 compared to 0.4% in 2009.  Other Americas OUP Margin was 2.6% in the third quarter of 2010 compared to 2.3% in the third quarter of 2009.  These increases were due to the improved Gross Profit Margin coupled with expense leveraging during the current year period as we were able to support the higher revenue levels without a similar increase in Selling and Administrative Expenses.

OUP Margin in the Americas was 2.3% and -0.1% for the first nine months of 2010 and 2009, respectively. The improvement was primarily due to the United States, where the OUP Margin improved to 2.0% in the first nine months of 2010 compared to -1.3% in the same period in 2009. Other Americas OUP Margin improved to 2.9% for the first nine months of 2010 compared to 2.1% in the same period in 2009.

France

In France, Revenues from Services increased 7.4% (18.8% in constant currency) during the third quarter of 2010 compared to 2009. Revenues from Services increased 12.0% (17.4% in constant currency) during the first nine months of 2010 compared to 2009. We had strong growth in our temporary staffing business throughout the quarter. Our permanent recruitment revenues also showed strong growth, of 95.1% and 84.8% in constant currency for the three and nine months ended September 30, 2010, respectively, due primarily to the Pole Emploi business.

Gross Profit Margin was flat in the third quarter of 2010 and decreased during the first nine months of 2010 as compared to 2009, due primarily to the pricing pressures on our staffing business seen in the latter part of 2009 and continuing into 2010, and customer mix. Offsetting these unfavorable impacts was an improvement in our permanent recruitment gross profit margin driven by the increase in revenues.

Selling and Administrative Expenses decreased during the third quarter of 2010 as compared to 2009 due primarily to the favorable effects of currency. However, Selling and Administrative Expenses did increase in constant currency due to an increase in the number of employees as well as increased variable incentive-based costs. Selling and Administrative Expenses increased during the first nine months of 2010 as compared to 2009 due to an increase in incentive related costs, $4.4 million (€3.3 million) of costs related to the relocation of our headquarters, and the reversal in 2009 of a $3.9 million (€3.0 million) legal reserve related to the French competition investigation.

During the third quarter of 2010 and 2009, OUP Margin in France was 1.8% and 0.8%, respectively. For the first nine months of 2010 and 2009, OUP Margin in France was 0.9% and 0.5%, respectively.

EMEA

In EMEA, which includes operations throughout Europe (excluding France), the Middle East and Africa, Revenues from Services increased 12.1% (20.1% in constant currency) in the third quarter of 2010 as compared to the third quarter of 2009. Revenues in Other EMEA increased 12.2% (19.6% in constant currency) during the third quarter of 2010, while Italy had revenue growth of 11.3% (23.1% in constant currency) during the third quarter of 2010. These improvements in our revenues were seen across the region and were generated in both our temporary staffing business and permanent recruitment business. Revenues from Services in EMEA increased 11.7% (13.2% in constant currency) during the first nine months of 2010 as compared to 2009. Revenues from Services in Other EMEA increased 12.0% (12.9% in constant currency) during the first nine months of 2010 as compared to 2009, while Italy experienced an increase of 10.1% (14.9% in constant currency) during the first nine months of 2010 as compared to 2009. Both our temporary staffing and permanent recruitment businesses improved in the current period.

Gross Profit Margin increased slightly in the third quarter of 2010 as compared to the third quarter of 2009 primarily due to increased permanent recruitment business. Gross Profit Margin for the first nine months of 2010 as compared to 2009 decreased slightly due to pricing pressures on the staffing business in the latter part of 2009 in many of our markets.

Selling and Administrative Expenses increased during the third quarter of 2010 as compared to the 2009 period due primarily to increased compensation costs arising from a slight headcount increase and an increase in variable incentive compensation as a result of the improved results. Selling and Administrative Expenses decreased during the first nine months of 2010 compared to the same periods in 2009 due primarily to a $6.5 million reduction in reorganization costs.

OUP Margin for EMEA was 3.0% and 1.5% for the third quarter of 2010 and 2009, respectively.  The improvement was seen across the region, as OUP Margin for Other EMEA was 2.8% in the 2010 period compared to 1.2% in 2009, and was 4.4% in the third quarter of 2010 compared to 3.7% in 2009 for Italy. This was the result of gaining operating leverage during the third quarter of 2010 as we were able to support the higher revenue level without a similar increase in expenses.

OUP Margin for EMEA was 2.4% and 0.5% for the first nine months of 2010 and 2009, respectively. As previously noted, the improvement was seen throughout the region as Other EMEA’s OUP Margin was 2.1% for the first nine months of 2010 compared to 0.2% in 2009. Italy’s OUP Margin was 4.2% for the first nine months of 2010 compared to 2.5% in 2009.

Asia Pacific

Revenues from Services for Asia Pacific increased 29.8% (20.5% in constant currency) during the third quarter of 2010 as compared to 2009. Revenue increases for the third quarter of 2010 were experienced in most major markets, with Japan seeing 1.2% revenue growth in constant currency.  We experienced revenue increases in Australia, as a result of adding the Australian Defense Force contract during the current year period, as well as strong year-over-year growth in China, India and our ASEAN businesses. Revenues from Services increased 23.8% (13.7% in constant currency) during the first nine months of 2010 as compared to 2009.

Gross Profit Margin increased in both the third quarter and the first nine months of 2010 compared to the respective 2009 periods, primarily due to the growth in the permanent recruitment business, driven primarily by the Australian Defense Force contract. Our staffing gross margins continued to show year-over-year declines in the third quarter and first nine months of 2010 due to changes in business mix.

Selling and Administrative Expenses increased in the third quarter of 2010 compared to 2009 primarily due to the support costs added in Australia as a result of adding the Australian Defense Force contract during the current year period. Selling and Administrative Expenses also increased during the first nine months of 2010 as compared to 2009 due to increased support costs as noted above and a $4.3 million (¥392.4 million) gain recorded in the first quarter of 2009 related to the termination of our Japanese defined benefit pension plan.

OUP Margin for Asia Pacific was 2.4% in the third quarter of 2010 compared to 0.9% in the third quarter of 2009. OUP Margin for Asia Pacific was 2.4% in the first nine months of 2010 compared to 1.6% in the same 2009 period.

Right Management

Revenues from Services for Right Management in the third quarter of 2010 decreased 37.0% (36.5% in constant currency) compared to the third quarter of 2009, while revenues for Right Management in the first nine months of 2010 decreased 33.1% (34.2% in constant currency) compared to the first nine months of 2009. This decrease was due primarily to a decline in the demand for the counter-cyclical outplacement services, where revenues generally decline as we begin to experience an economic recovery, as we saw during the first nine months of 2010. The current year decline has been more than expected as mass lay-offs have declined sharply following the cuts made in 2009. The 48% decline in outplacement services in the quarter was partially offset by a 17% increase in our talent management business.

Gross Profit Margin decreased in both the third quarter and first nine months of 2010 compared to the 2009 periods as a result of a change in the mix of business, as we saw a decline in the outplacement services which have a relatively higher margin than the talent management business.

Selling and Administrative Expenses decreased in both the third quarter and the first nine months of 2010 compared to the 2009 periods, as costs were reduced in response to the lower 2010 volumes. However, as a percentage of revenue, expenses increased in the third quarter of 2010 compared to 2009, as we did not reduce costs to the same extent as the revenue decline.

OUP Margin for Right Management was 0.0% in the third quarter of 2010 compared to 15.6% in the third quarter of 2009 due to the net impact of these volume and expense changes. The prior year margin was exceptionally high given the strong growth in the outplacement business in 2009 as a result of the economic downturn. OUP Margin for Right Management was 7.1% in the first nine months of 2010 compared to 21.4% in 2009.

Jefferson Wells

Revenues from Services for Jefferson Wells in the third quarter of 2010 declined 6.9% when compared to 2009. In the first nine months of 2010, Revenues from Services declined 15.4% compared to 2009. Revenues continued to be impacted by lower discretionary project spend in the marketplace.

The Gross Profit Margin in the third quarter of 2010 declined slightly compared to the 2009 periods. We are seeing some benefit of the reorganization done in 2009, where we transitioned a number of employees into project-based roles to reduce our fixed direct costs. The Gross Profit Margin in the first nine months of 2010 was flat compared to 2009.

Selling and Administrative Expenses decreased during the third quarter and the first nine months of 2010 compared to the 2009 periods, reflecting the benefits of the reorganizations performed in 2009 and 2008 to realign the business in response to the lower revenue levels. As a percent of revenues, Selling and Administrative Expenses have decreased in both the third quarter of 2010 and the first nine months of 2010 as compared to the respective 2009 periods.

OUP Margin for Jefferson Wells weakened to -3.5% in the third quarter of 2010 compared to -1.2% in the third quarter of 2009 due to the continued decline in revenues and lower Gross Profit Margin. OUP Margin for Jefferson Wells improved to -7.4% in the first nine months of 2010 as compared to -12.2% in the first nine months of 2009.

In October, our Jefferson Wells business will be combined with our Manpower Professional and COMSYS finance and accounting businesses. As a result, our Jefferson Wells business will be included in the Americas reportable segment beginning in the fourth quarter of 2010.

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

A reconciliation to the percent variances calculated based on our financial results is provided below:

	Three Months Ended September 30, 2010 Compared to 2009
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
Americas:
United States	$752.1	83.5%	-%	83.5%	48.9%	34.6%
Other Americas	317.1	30.3	4.5	25.8		-
	1,069.2	63.7	1.7	62.0	30.7	31.3

France	1,411.6	7.4	(11.4)	18.8	-	-
EMEA:
Italy	257.1	11.3	(11.8)	23.1	-	-
Other EMEA	1,548.0	12.2	(7.4)	19.6	-	-
	1,805.1	12.1	(8.0)	20.1	-	-

Asia Pacific	555.7	29.8	9.3	20.5	-	-
Right Management	85.5	(37.0)	(0.5)	(36.5)	-	-
Jefferson Wells	44.9	(6.9)	-	(6.9)	-	-
Manpower Inc.	$4,972.0	18.7	(5.4)	24.1	4.8	19.3

Gross Profit	$841.2	19.5	(4.9)	24.4	7.1	17.3
Selling and Administrative Expenses	$732.3	0.9	(3.9)	4.8	6.7	(1.9)
Operating Profit	$108.9	N/A	N/A	N/A	N/A	N/A

(a)  In millions for the three months ended September 30, 2010.

	Nine Months Ended September 30, 2010 Compared to 2009
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from Services:
Americas:
United States	$1,880.2	62.4%	-%	62.4%	33.1%	29.3%
Other Americas	917.7	34.3	7.8	26.5		-
	2,797.9	52.0	2.9	49.1	20.8	28.3

France	3,775.0	12.0	(5.4)	17.4	-	-
EMEA:
Italy	750.1	10.1	(4.8)	14.9	-	-
Other EMEA	4,361.3	12.0	(0.9)	12.9	-	-
	5,111.4	11.7	(1.5)	13.2	-	-

Asia Pacific	1,558.9	23.8	10.1	13.7	-	-
Right Management	287.6	(33.1)	1.1	(34.2)	-	-
Jefferson Wells	126.1	(15.4)	-	(15.4)	-	-
Manpower Inc.	$13,656.9	17.5	(0.5)	18.0	3.2	14.8

Gross Profit	$2,339.7	13.5	(0.2)	13.7	4.6	9.1
Selling and Administrative Expenses	$2,119.1	2.7	-	2.7	4.6	(1.9)
Operating Profit	$220.6	N/A	N/A	N/A	N/A	N/A

(a)  In millions for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Our operating activities resulted in a net cash decrease of $56.4 million during the first nine months of 2010 compared to a net cash increase of $411.9 million during the first nine months of 2009. This decrease was primarily attributable to increased working capital needs as a result of the growth in the business. Changes in operating assets and liabilities utilized approximately $217.6 million of cash during the first nine months of 2010 as compared to providing cash of approximately $284.9 million during the same period in 2009. Cash provided by changes in net operating assets increased in 2009 primarily due to the drop in the accounts receivable given the impact of the economic slowdown on demand for our services.

Accounts receivable increased to $3,890.9 million as of September 30, 2010 from $3,070.8 million as of December 31, 2009. This increase was due to increased business volumes, offset by changes in foreign currency exchange rates. At constant exchange rates as of December 31, 2009, the September 30, 2010 balance would have been approximately $97.8 million higher than reported.

Capital expenditures were $41.8 million in the first nine months of 2010 compared to $27.0 million during the same period in 2009. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments and include $9.5 million related to our new French headquarters.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions in the first nine months of 2010 was $260.6 million, compared to $21.3 million during the same period in 2009.

On April 5, 2010, we completed our previously announced acquisition of COMSYS from its existing shareholders. The value of the consideration for each outstanding share of COMSYS common stock was approximately $17.65, for a total enterprise value of $427.0 million, including the debt we repaid upon closing. The consideration was approximately 50% Manpower common stock and approximately 50% cash. See Note 4 to the Consolidated Financial Statements for further information.

Excluding COMSYS, the total cash consideration paid for acquisitions, net of cash acquired, for the nine months ended September 30, 2010 and 2009 was $22.9 and $21.3, respectively.

Net debt repayments were $19.1 million in the first nine months of 2010 as compared to $88.7 million in the first nine months of 2009.

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

Our €300.0 ($408.6) million notes are due June 2012, our $400.0 million revolving credit agreement expires in November 2012, and our €200.0 ($272.0) million notes are due June 2013. When these facilities mature, we plan to repay these amounts with available cash or refinance them with new long-term facilities. In the event that the economy slows again and declines for an extended period of time, we may be unable to repay these amounts with available cash and, as such, may need to replace these borrowings with new long-term facilities. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we need to replace our facilities.

As of September 30, 2010, we had letters of credit totaling $4.0 million issued under our $400.0 million revolving credit agreement. Additional borrowings of $396.0 million were available to us under the credit agreement as of September 30, 2010.

Our $400.0 million revolving credit agreement requires that we comply with a maximum Debt-to-EBITDA ratio of 5.75 to 1 and a minimum fixed charge ratio of 1.25 to 1 for the quarter ended September 30, 2010.  As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.85 to 1 and a fixed charge ratio of 2.17 to 1 for the quarter. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2010, such credit lines totaled $397.9 million, of which $374.0 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $275.9 million could currently be made under these lines.

In August 2007, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, not to exceed a total price of $400.0 million. Share repurchases may be made from time to time and may be implemented through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the nine months ended September 30, 2010, we repurchased 0.8 million shares of common stock at a total cost of $34.8 million, all of which was repurchased during the third quarter. No share repurchases were made during 2009. There were 0.2 million shares remaining available for repurchase under this authorization as of September 30, 2010, at a total price not to exceed $147.3 million.

On April 27, 2010, the Board of Directors declared a cash dividend of $0.37 per share, which was paid on June 15, 2010 to shareholders of record on June 3, 2010.

On October 26, 2010, the Board of Directors declared a cash dividend of $0.37 per share, which is payable on December 15, 2010 to shareholders of record on December 3, 2010.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs and certain other commitments of $1,508.7 million as of September 30, 2010 compared to $1,758.6 million as of December 31, 2009. These balances exclude our liability for unrecognized tax benefits, including related interest and penalties, of $31.9 million and $31.0 million as of September 30, 2010 and December 31, 2009, respectively.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $174.2 million and $163.3 million as of September 30, 2010 and December 31, 2009, respectively, consisting of $135.7 million and $120.3 million for guarantees, respectively, and $38.5 million and $43.0 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.4 million and $0.9 million in the first nine months of 2010 and 2009, respectively.

We recorded reorganization costs of $8.1 million in the first nine months of 2010 in Selling and Administrative Expenses, related to severances and office closures and consolidations in several countries. We also made payments of $14.7 million out of this and prior-year reserves relating to reorganization costs. Since 2007, we have recorded reorganization costs totaling $87.2 million (including $33.5 million, $37.2 million and $8.4 million recorded in 2009, 2008 and 2007, respectively). As of September 30, 2010, $72.6 million has been paid out of these reserves. We expect a majority of the remaining $14.6 million will be paid by the end of 2011 (see Note 5 to the Consolidated Financial Statements for further information). In the fourth quarter of 2010, we expect to incur additional reorganization charges ranging between $20.0 million and $25.0 million, mainly through realignment of our Right Management and Jefferson Wells businesses.  We are still working through the specific reorganization plans, but we expect the costs to consist of severance and office closure costs.

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2010. There was no impairment of our goodwill or our indefinite-lived intangible assets recorded in the third quarter of 2010.

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

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2010 included: expected revenue growth rates, operating unit profit margins, and working capital levels; discount rates ranging from 9.7% to 21.2%; and a terminal value multiple. The discount rate was impacted favorably as compared to our previous valuations primarily by the utilization of a lower risk free rate in 2010. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

The table below provides a sample of our reporting units’ estimated fair values and carrying values, which were determined as part of our annual goodwill impairment test performed in the third quarter ended September 30, 2010.  Only those reporting units that have a significant amount of goodwill have been included. We have also included the sensitivity analysis of the estimated fair values as follows:

(in millions)	Right Management	United States	Elan	Netherlands (Vitae)	Jefferson Wells
Estimated fair values	$683.2	$991.1	$429.3	$174.7	$162.4
Carrying values	532.8	841.3	233.1	119.0	114.6
Sensitivity of estimated fair values:
Estimated fair values in the event of a 1% reduction in earnings and revenue growth rates	571.8	702.1	294.6	115.2	134.3
Estimated fair value in the event of a 1% increase in the market participant discount rate	609.1	894.6	387.3	157.8	147.1

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

We are in the process of our annual long-term strategic planning, which will be completed in the fourth quarter of 2010. In the event that the plan would indicate a long-term reduction in earnings and revenues different than that included in our third quarter analysis, or if we experience an unfavorable change in the market participant discount rate, we may be required to do an interim impairment test on one or more of our reporting units which may result in an impairment charge in the fourth quarter of 2010.

Under the current accounting guidance, we are also required to test our indefinite-lived intangible assets for impairment by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s fair value is less than its carrying value, an impairment loss would be recognized for the difference.

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

The DPJ government in Japan has proposed legislation which would place further restrictions on the job categories that we can supply. In May 2010, the Labor Minister announced a new policy that more narrowly defines the nature of work allowed within the 26 approved job categories. This has resulted in reclassifying jobs from the 26 job types into a liberalized category, which has a three-year time limit on assignments. At this time, we are unable to fully quantify the impact on operating results that this new policy will have on our Japan reporting unit, but we do not expect it to be material to our consolidated financial results.

The French government recently announced that it will be reviewing their social programs aimed at reducing the cost of labor and encouraging employment, potentially issuing new legislation in 2011 that could reduce employer payroll tax subsidies. At this time we are unable to determine what the impact of this future legislation may be on our operating results.

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

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 – 31, 2010	-		-	-	1,026,490
August 1 – 31, 2010	702,200		43.96	702,200	324,290
September 1 – 30, 2010	87,636	(1)	44.43	87,500	236,790	(2)

(1) Includes 136 shares of restricted stock were delivered by a director to Manpower, upon vesting, to satisfy tax withholding requirements.
(2) Not to exceed a total purchase price of $147.3 million.

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

Date: November 3, 2010

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