Form 10-K
period 2010-12-31
MANPOWER INC /WI/
filed 2011-02-24
CIK 871763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,550,498,256 as of June 30, 2010. As of February 22, 2011, there were 81,885,463 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2010. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011.

PART I

The terms “Manpower,” “we,” “our,” “us,” or “the Company” refer to Manpower Inc. or Manpower Inc. and its consolidated subsidiaries, as appropriate in the context.

Item 1.	Business

Introduction and History

    Manpower Inc. is the world leader in innovative workforce solutions and services. Our global network of nearly 3,900 offices in 82 countries and territories allows us to meet the needs of our clients in all industry segments, whether they are global, multinational or local companies. We create power that drives organizations forward, accelerates personal success and builds more sustainable communities. We power the world of work.

    By offering a complete range of workforce solutions and services, we can help any company – no matter where they are in their business evolution – raise productivity, improve strategy, quality, efficiency and cost reduction across their total workforce to achieve their business goals. Manpower Inc. provides a comprehensive suite of high-impact innovative workforce solutions and services for the entire business cycle including:

• Recruitment and Assessment – By leveraging our trusted brand, vertical knowledge and expertise, we know what talent looks like and where to find it; and we have built a deeper talent pool to provide our clients access to the people they need faster. Through our world-leading assessments, we gain a deeper understanding of the people we serve, allowing us to truly identify a candidate’s potential, resulting in a better cultural match.

• Training and Development – We effectively and efficiently assess and develop skills, keeping our associates ahead of the curve so they can get the job done each time every time. We offer extensive training courses and leader development solutions for clients to maximize talent and optimize performance.

• Career Management – Right Management, the global leader in Talent and Career Management workforce solutions, engages consultants that value and understand the human side of business, making meaningful impact on both the people and organizations we serve. The countercyclical nature of the career transition industry helps strengthen our portfolio during down economic cycles.

• Outsourcing – Manpower Business Solutions (MBS) provides clients with outsourcing services related to human resources functions primarily in the areas of large-scale recruiting and workforce-intensive initiatives that are outcome-based, thereby sharing in the risk and reward with our clients. MBS includes Talent Based Outsourcing (TBO), Managed Service Programs (MSP), Borderless Talent Solutions (BTS) and Recruitment Process Outsourcing (RPO), where we are one of the largest providers of permanent and contingent recruitment in the world.

• Workforce Consulting – We are the global leader in innovative workforce solutions. We help clients create and align their workforce strategy to achieve their business strategy, increasing business agility and personal flexibility and accelerating personal and business success.

    This comprehensive and diverse business mix allows us to mitigate the cyclical effects of the national economies in which we operate.

    Our leadership position also allows us to be a center for quality employment opportunities for people at all points in their career paths. In 2010, we connected 3.5 million people to opportunities and purpose, who worked to help our more than 400,000 clients meet their business objectives. Seasoned professionals, temporary to permanent, skilled laborers, mothers returning to work, elderly persons wanting to supplement pensions and disabled individuals – all turn to the Manpower group of companies for employment possibilities. Similarly, governments of the nations in which we operate look to us to help reduce unemployment and train the unemployed with the skills they need to enter the workforce. We provide a bridge to employment, building more sustainable communities. We have a unique ability to connect our deep understanding of human potential to the ambition of business so that organizations and individuals can capitalize on unseen opportunities and achieve more than they imagined.

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

Our Operations

Americas

    In the Americas, our operations are carried out through both branch and franchise offices. The total Americas segment had 872 branch and 204 franchise offices. In the U.S., where we earned 69% of the Americas’ revenue, we had 592 branch and 184 franchise offices as of December 31, 2010, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Mexico and Central America, we had 96 branch and 5 franchise offices and in the South American Region, we had 152 branch and 9 franchise offices.  We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise. In the U.S., we provide client invoicing and payroll processing of our contingent workers for all branch offices and some of our franchise offices through administrative centers managed by our Milwaukee headquarters.

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

    In the Americas, our Manpower operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection, training, recruitment process outsourcing, managed service solutions and outsourcing. During 2010 in this segment, approximately 32% of temporary and contract recruitment revenues were derived from placing office staff, 38% from placing industrial staff and 30% from placing professional and technical staff. For our U.S. operations in 2010, approximately 22% of the temporary and contract recruitment revenues were derived from placing office staff, 44% from placing industrial staff and 34% from placing professional and technical staff.

    On April 5, 2010, we acquired COMSYS IT Partners, Inc. (“COMSYS”), a leading information technology (“IT”) services company. COMSYS has been integrated with our Manpower Professional IT business unit. These operations provide a full range of specialized IT staffing and project implementation services, including website development and integration, application programming and development, client/server development, systems software architecture and design, systems engineering and systems integration.

Jefferson Wells, which is now included within our Americas reportable segment, delivers professional services in the areas of risk advisory, tax, and finance and accounting through highly experienced professionals who have significant practical, hands-on experience.

The professional services industry for both COMSYS and Jefferson Wells is highly competitive and comprised of mid-level consulting firms, specialty consulting boutique firms and public accounting firms. Competitors for these kinds of services  include Ajilon Consulting, CDI, Computer Task Group, Grant Thorton, Huron Consulting, Kforce, Protiviti, RCM Technologies, Resources Global Professionals, Robert Half, Spherion, TEKsystems, and “Big Four” accounting firms.

To complement our core staffing and professional services, we also provide additional business solution services such as MSP.

We also conduct business in the Americas under our Right Management brand, which will be discussed further in this section.

France

We are a leading workforce solutions and service provider in France. We conduct our operations in France and the surrounding region through 865 branch offices under the name of Manpower and 99 branch offices under the name Supplay.

The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominately focused on recruitment for industrial positions. In 2010, we derived approximately 67% of our temporary recruitment revenues in France from the supply of industrial staff, 17% from the supply of construction workers and 16% from the supply of office staff.

We also conduct business in France under our Elan and Right Management brands, which are discussed further in the following sections.

EMEA (Europe, Middle East and Africa excluding France)

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe, the Middle East and Africa. Our largest operations are in Italy, Germany, the Netherlands, Norway, Spain, Sweden, and the United Kingdom. Collectively, we operate through 1,363 branch offices and 51 franchise offices in this region.  We have 47 franchise offices in Switzerland, where we own 49% of the franchise.

Manpower Italy, the largest operation in the EMEA segment, comprising 15% of EMEA revenues, is a leading workforce solutions and services provider. As of December 31, 2010, Manpower Italy conducted operations through a network of 266 branch offices. It provides a comprehensive line of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2010, approximately 2% of our temporary and contract recruitment revenues in Italy were derived from placing office staff, including contract center staff, 63% from placing industrial staff and 35% from placing professional and technical staff.

The second largest operation in this segment is Manpower U.K., comprising 11% of EMEA revenues.  Manpower U.K. is a leading provider of workforce solutions and services in the United Kingdom. As of December 31, 2010, Manpower U.K. conducted operations in the United Kingdom under the Manpower and Professional brands through a network of 100 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2010, approximately 43% of Manpower U.K.’s temporary recruitment revenues were derived from the supply of office staff, 46% from the supply of industrial staff and 11% from the supply of technical staff.

We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 112 branch offices, separate from our other brands in the United Kingdom. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches supported by a national head office and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

Also included in our EMEA operations is Elan, which is a leading IT and technical recruitment firm. In addition to IT and technical recruitment, Elan provides managed service solutions to clients, which enable them to recruit personnel efficiently and achieve ongoing cost savings. Elan provides services in 17 countries, with the largest operations in the United Kingdom.

For our EMEA operations in total during 2010, approximately 22% of temporary and contract recruitment revenues were derived from placing office staff, 39% from placing industrial staff and 39% from placing professional and technical staff.

We also conduct business in EMEA under our Jefferson Wells and Right Management brands. Right Management operations are discussed further in the following section.

Asia Pacific

We operate through 211 branch offices in the Asia Pacific Region. The largest of these operations are located in Australia, China, India, Japan, and the Southeast Asia Region, all of which operate through branch offices. Our Asia Pacific operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2010, approximately 59% of our Asia Pacific temporary and contract recruitment revenues were derived from placing office staff, 12% from placing industrial staff and 29% from placing professional and technical staff.

We also conduct business in Asia Pacific under our Right Management brand. Right Management operations are discussed further in the following section.

Right Management

    Right Management is the Talent and Career Management expert within Manpower and helps clients win by designing and executing workforce solutions that align talent strategy with business strategy. Our expertise spans Talent Assessment, Leader Development, Organizational Effectiveness, Employee Engagement, and Workforce Transition and Outplacement. Right Management has more than 200 service locations in 50 countries. Today, Right Management serves 80% of the Fortune 500 and over 70% of the Fortune Global 500 companies by helping them to grow talent, reduce costs, accelerate performance and realize their business goals.

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

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. Correspondingly, during periods of weak economic growth or economic contraction, the demand for our staffing services typically declines, while demand for our outplacement services typically accelerates.

During the last several years, secular trends toward greater workforce flexibility have had a favorable impact on demand for our innovative workforce solutions and services around the world. As companies attempt to increase the variability of their cost base, the contemporary work solutions we provide help them to effectively address the fluctuating demand for their products or services. As the economy recovers we will play an increasing role, as the need for a robust workforce strategy and talent acquisition plan is critical due to the deep staff cuts many companies have made during the recession, particularly at large organizations.

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our office network in each market, and large national/multinational client relationships, which comprised approximately 54% of our revenues in 2010. These large national and multinational clients will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to the local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed. Client relationships with small- and medium-size businesses tend to rely less upon longer-term contracts, and the competitors for this business are primarily locally-owned businesses.

Recruitment Services and Solutions Market

Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative and industrial positions. All of these services are provided under the Manpower group’s Manpower and Professional Resourcing brands.

We are preparing for the global expansion and acceleration of our Professional Resourcing business, particularly in the areas of Information, Communications and Technology (ICT), Engineering, and Finance and Accounting. These high-growth, high-profitability solutions, provide the mission critical in-demand skills our clients require. Professional Resourcing will be a critical revenue stream for us in the future, as we continue to build our brand and attract the talent our clients need as skills shortages rise.

MBS, a dedicated business unit within the Manpower group of companies, specializes in the delivery of customized workforce strategies and outcome-based solutions. Within MBS, our recruitment solutions and services also include our RPO offering, where we take on the management of customized, large-scale recruiting and workforce productivity initiatives for clients in an exclusive outsourcing contract. Through our RPO offering, MBS manages any part or all of a client's permanent recruiting and hiring processes, from job profiling to on-boarding, globally or in a single location. The global RPO market was approximately $1.9 billion in 2010 and is projected to grow to $2.8 billion by 2013. RPO accounts for approximately 4% of the overall Human Resource Outsourcing market. The MSP and RPO offerings provide specialty expertise in contingent workforce management and broader administrative functions. MSP services include overall program management, reporting and tracking, supplier selection and management and order distribution. TBO services include management of financial and administrative processes, including call center and customer service activities and accounting and payroll. BTS provides our clients with access to the world’s labor market and the expertise of Manpower’s global network. BTS services include the placement of candidates from one country to another country who best meet the qualifications sought by our clients.  Our proven experience, process and digital and physical network allow us to drive the per hire cost savings down through an end-to-end recruitment process.

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

Historically, in periods of economic prosperity, the number of firms providing recruitment services has increased significantly due to the combination of a favorable economic climate and low barriers to entry. Recessionary periods generally result in a reduction in the number of competitors through consolidation and closures; however, historically this reduction has proven to be for a limited time as the following periods of economic recovery have led to a return in growth in the number of competitors. As we projected, due to the difficult economic environment, we saw many of our smaller, local competitors struggle, with many national markets consolidating further. In many markets, we were able to improve market share and we see further opportunity to do so in the future.

Recruitment firms act as intermediaries in matching available permanent, temporary and contract workers to employers’ talent needs. As a result, these firms compete both to recruit and retain a supply of permanent, temporary and contract workers and to attract clients to employ these workers. We recruit permanent, temporary and contract workers through a wide variety of means, including personal referrals, online resources and advertisements, and by providing an attractive compensation package in jurisdictions where such benefits are not otherwise required by law, including health insurance, vacation and holiday pay, incentive and pension plans and a recognition program.

Methods used to market recruitment services to clients vary depending on the client’s need for permanent, temporary and RPO services, the local labor supply, the length of assignment and the number of workers required. Our full range of innovative workforce solutions and services and multiple brands enable us to cross-market to clients in order to leverage our relationships and expand our solutions and services provided, from career management services at Right Management to permanent recruitment services at Professional, to RPO services, etc. We compete by means of quality of service provided, scope of service offered, ability to source the right talent and price. Success in providing high quality recruitment services is an ability to access a supply of available workers, finding the right match of individuals for a particular assignment and, in some cases, train available workers in skills required for an assignment. For MBS services, success is defined primarily by the ability to perform the recruitment function more effectively and efficiently than the client could perform those functions internally.

An important aspect in the selection of temporary and contract workers for an assignment is the ability of the recruitment firm to identify the skills, knowledge, abilities, and personal characteristics of an individual and match their competencies or capabilities to an employer’s requirements. We have a variety of proprietary programs for identifying and assessing the skill level of our candidates and associates, which are used in selecting a particular individual for a specific assignment. Our assessment systems enable us to offer a higher quality service by increasing productivity, decreasing turnover and reducing absenteeism.

    Building a more sustainable workforce at large allows us to “develop” hard-to-find skills and access a deeper talent pool to provide our clients the people they need, faster. Our competitive position is enhanced by our ability to offer a wide variety of skills, in some of the most important market segments, through the use of training systems. Our Manpower Training and Development Center (TDC) provides over 5,000 hours of online courses that are accessible 24/7 and are free to our employees, associates and candidates to help them improve their skills. The courses cover a wide range of subjects in many languages and feature the latest information for a variety of fields, from learning the latest technology in the IT field, to brushing up on business management courses or software programs. This training can also enable students in any profession to further develop their skills, improve their employability and earn higher wages.

Career and Talent Management Consulting Services and Solutions Market

    Our Career and Talent Management consulting services and solutions are primarily provided under our Right Management brand. As the global leader in talent and career management, Right Management helps clients win in the changing world of work by designing and executing workforce solutions that align talent strategy with business strategy. Its expertise spans talent assessment, leader development, organizational effectiveness, employee engagement, and workforce transition and career management (also known as outplacement services). With offices in over 50 countries, Right Management partners with companies of all sizes. More than 80% of Fortune 500 companies and over 70% of the Fortune Global 500 companies are currently working with Right Management to help them develop talent, reduce costs and accelerate performance. The market for these consulting and outplacement services is highly competitive. In the market for services required by global clients, there are several barriers to entry, such as the need for global coverage, specialized local knowledge and technology to provide outstanding services to corporations on a global scale.

    Our competitors in the consulting space related to Right Management's core capabilities include major firms that compete in serving the large employer worldwide, such as Mercer, Towers Watson, DDI and Aon Hewitt. Additional significant competition comes from smaller regional and boutique firms in this same space, along with firms in related areas such as management and technology consulting and human resource IT that are starting to compete in portions of the Talent Management space (e.g. Accenture, Kenexa). Public accounting and consulting firms such as PricewaterhouseCoopers and Deloitte & Touche are also competitors in this space, although these firms must provide their consulting services within the constraints of the auditor independence provisions of the Sarbanes-Oxley Act legislation.

    Our competitors in the outplacement market include firms such as Drake Beam Morin, Lee Hecht Harrison (owned by Adecco) and career service divisions of global employment services firms. Additionally, there are regional firms and numerous smaller boutiques operating in either limited geographic markets or providing limited services. Companies provide outplacement services for several reasons. First, as the competition for attracting and retaining qualified employees increases, companies are increasingly attempting to distinguish themselves in the marketplace as attractive employers. Consequently, more companies are providing outplacement services as part of a comprehensive benefits package that provides for the well- being of employees – not only during their period of employment, but also after their employment ceases. Additionally, when companies experience layoffs, providing career management services is a more responsible way of facilitating outplacement and projects a positive corporate image, improving morale among the remaining employees. Finally, companies may provide outplacement services to reduce costs by preparing and assisting separated employees to find new employment, thereby diminishing employment-related litigation.

Companies augment their internal human resources professional staff with external consultants for many reasons. First, the growing importance and complexity of employee issues is creating an unprecedented theoretical and technical service expectation on human resources departments. Additionally, human resources departments have continued pressure to contain costs without minimizing the resources available to managers. Finally, companies increasingly choose to outsource non-core functions that can be addressed more effectively by outside professionals. These organizations look to Right Management for thought leadership and best practices on attracting and assessing organizational talent, leadership development and engaging and aligning their workforce.

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

Professional Resourcing and Project-Based Solutions

We compete in the Professional Resourcing and Project-Based Workforce Solutions industry as a high-value alternative to public accounting firms and other consulting groups as noted earlier. We provide high-impact solutions in the areas of ICT, engineering, finance and accounting, and healthcare, accelerating organizations’ growth by intensely attracting, assessing and placing specialized expertise to deliver in-demand talent for mission-critical positions.  We have a deep understanding of vertical knowledge that allows us to truly assess a candidate’s human potential and technical skills, matching them to the visions of our clients.

While public accounting and consulting firms can be primary competitors, these firms also frequently refer our financial and accounting services to assist clients with engagements where there are conflict-of-interest concerns. Because we do not perform attestation work, we can provide an objective review of a client’s business processes, thus avoiding potential conflicts of interest.

Regulation

The workforce solutions and services industry is closely regulated in all of the major markets in which we operate, except the United States and Canada. Employment services firms are generally subject to one or more of the following types of government regulation:

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

In many countries, including the United States and the United Kingdom, workforce solutions and services firms are considered the legal employers of temporary and contract workers. Therefore, laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers’ compensation, govern the firm. In other countries, employment services firms, while not the direct legal employer of temporary and contract workers, are still responsible for collecting taxes and social security deductions and transmitting such amounts to the taxing authorities.

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

Also see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Regulations.”

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries. We believe that many of these marks and trade names, including Manpower®, Manpower Professional®, Right Management Consultants®, Brook Street®, Elan®, Ultraskill®, and Skillware®, have significant value and are materially important to our business. In addition, we maintain other intangible property rights. The trademarks have been assigned an indefinite life based on our expectation of renewing the trademarks, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future.

Employees

We had approximately 30,000 full-time equivalent employees as of December 31, 2010. In addition, we estimate that we recruit on behalf of our clients approximately 3.5 million permanent, temporary and contract workers on a worldwide basis each year.

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

Financial Information about Foreign and Domestic Operations

Note 14 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2010, 2009 and 2008. Such note is found in our 2010 Annual Report to Shareholders and is incorporated herein by reference.

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

From time to time, we acquire and invest in companies throughout the world, including franchises.  The total cash consideration paid for acquisitions, net of cash acquired, was $270.0 million and $21.6 million in 2010 and 2009, respectively.

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

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. In addition, future acquisitions could materially adversely effect our business, financial condition, results of operations and liquidity because they would likely result in the incurrence of additional debt or dilution, contingent liabilities, an increase in interest expense and amortization expenses related to separately identified intangible assets. Possible impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges could also occur.  For example, we recorded a goodwill and intangible asset impairment charge of $428.8 million in 2010 and $61.0 million in 2009 related to our acquisitions of Jefferson Wells and Right Management, respectively.

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

We conduct our operations in 82 countries and territories and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. Dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2010, approximately 84% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $696.4 million of our outstanding indebtedness as of December 31, 2010 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. Dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This exposure could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future because, among other things, it could cause our reported revenues and profitability to decline or debt levels and interest expense to increase.

As of December 31, 2010 and 2009, we had $698.0 million and $757.3 million of total debt, respectively. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

From time to time we enter into arrangements with other parties to hedge our exposure to fluctuations in currency and interest rates, including forward contracts and swap agreements. A number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis and in some cases have been unable to fulfill their debts and other obligations.  If any of the counterparties to our hedging arrangements become unable to fulfill their obligations to us, we may lose the financial benefits of these arrangements. The fair value of our derivative financial instruments related to foreign currency forward exchange contracts reflected in our consolidated balance sheets as of December 31, 2010 were assets of $0.1 million. We had no swap agreements outstanding as of December 31, 2010.

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

The market price for our common stock has been and may continue to be volatile. For example, during 2010, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $65.14 to a low of $40.58. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2010, under the heading “Significant Matters Affecting Results of Operations” (pages 38 to 41), which information is hereby incorporated herein by reference.

Item 4.	[Removed and reserved.]

EXECUTIVE OFFICERS OF MANPOWER
(as of March 1, 2011)
Name of Officer	Office

Jeffrey A. Joerres Age 51
Chairman of Manpower since May 2001, and President and Chief Executive Officer of Manpower since April 1999. A director of Artisan Funds, Inc., Johnson Controls, Inc. and the Federal Board Reserve of Chicago. A director of Manpower for more than five years. An employee of Manpower since July 1993.

Michael J. Van Handel Age 51
Executive Vice President, Chief Financial Officer of Manpower since January 2008. Executive Vice President, Chief Financial Officer and Secretary of Manpower from April 2002 to January 2008. Senior Vice President, Chief Financial Officer and Secretary of Manpower from August 1999 to April 2002. An employee of Manpower since May 1989. A director of Harris Financial Corp.

Hans Leentjes Age 45
Executive Vice President of Manpower, President – Northern Europe since January 2011. Regional Managing Director of EMEA’s Central Region from January 2009 to December 2010. Country Manager of the Netherlands from March 2005 to December 2008. An employee of Manpower since March 2005. A director of ABU, the Dutch Association of temporary work agencies.

Jonas Prising Age 45
Executive Vice President of Manpower, President – The Americas of Manpower since January 2009. Executive Vice President of Manpower, President – United States and Canadian Operations from January 2006 to December 2008. Managing Director of Manpower Italy from July 2002 to December 2005. An employee of Manpower since June 1999.

Owen J. Sullivan Age 53	Executive Vice President of Manpower, and Chief Executive Officer of Right Management since January 2005. An employee of Manpower since April 2003. A director of Journal Communications since 2007.

Francoise Gri Age 53
Executive Vice President of Manpower, President – Southern Europe since January 2011. Executive Vice President of Manpower, President - France from February 2007 to December 2010. Prior to joining Manpower, held various leadership roles with IBM from 1981 to February 2007 including: regional general manager of France, Belgium and Luxembourg; vice president of marketing and channels software for IBM EMEA; and executive of e-business solutions for IBM EMEA. An employee of Manpower since February 2007.

Darryl Green Age 50
Executive Vice President of Manpower, President –Asia-Pacific and Middle East Operations since January 2009.  Executive Vice President of Manpower, President – Asia-Pacific Operations from May 2007 to December 2008.  Prior to joining Manpower, served as CEO of Tata Teleservices. Previously, CEO of Vodafone Japan, a publicly listed mobile services provider. An employee of Manpower since May 2007.

Mara E. Swan Age 51
Executive Vice President - Global Strategy and Talent since January 2009.  Senior Vice President of Global Human Resources from August 2005 to December 2008.  Prior to Manpower, served as Chief People Officer for the Molson Coors Brewing Company for its global operations. An employee of Manpower since August 2005.

Kenneth C. Hunt Age 61
Senior Vice President, General Counsel and Secretary of Manpower since January 2008. Prior to joining Manpower, a shareholder with the law firm of Godfrey & Kahn, S.C. from 1981 to 2007. An employee of Manpower since January 2008.

OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, in 2010:

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

(e)	assistance relating to our filings with Securities and Exchange Commission, including the issuance of consents;

(f)	assistance with due diligence work;

(g)	advice regarding tax issues relating to our internal reorganizations;

(h)	consultation on various projects, including training for new reporting requirements in our foreign operations; and

(i)	reviews of our quarterly financial statements.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

In December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock. This authorization is in addition to the 2007 authorization to repurchase 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million. The authorizations permit share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under these authorizations during the fourth quarter of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate number of shares that may yet be purchased
October 1 - 31, 2010	-	$-	-	236,790
November 1 - 30, 2010	421(1)	-	-	236,790
December 1 - 31, 2010	138(1)	-	-	3,236,790(2)

(1) Shares of restricted stock delivered by a director to Manpower, upon vesting, to satisfy tax withholding requirements.
(2) Of which 236,790 under the 2007 authorization must not exceed a cost of $147.3 million.

The remaining information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2010, under the heading “Note 15—Quarterly Data” (page 77) and “Corporate Information” (page 80) and in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011, under the caption “Equity Compensation Plan Information”, which information is hereby incorporated herein by reference.

Item 6.	Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2010, under the heading “Selected Financial Data” (page 78), which information is hereby incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2010, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (pages 19 to 41), which information is hereby incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2010, under the heading “Significant Matters Affecting Results of Operations” (pages 38 to 41), which information is hereby incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and the notes thereto (pages 44 to 77) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2010, which information is hereby incorporated herein by reference.

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

Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting is set forth on page 41 in our Annual Report to Shareholders for the fiscal year ended December 31, 2010 which information is hereby incorporated herein by reference. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting is included on page 43 of our Annual Report to Shareholders for the year ended December 31, 2010 which information is hereby incorporated herein by reference.

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

(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)
The board of directors has determined that Edward J. Zore, chairman of the audit committee, is an “audit committee financial expert.” Mr. Zore is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

(e)
Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(f)
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the Code on our Internet website at www.manpower.com.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011, under the caption “Executive and Director Compensation”; under the caption “Executive Compensation Committee Interlocks and Insider Participation”; and under the caption “Report of the Executive Compensation Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011, under the caption “Security Ownership of Certain Beneficial Owners” and under the caption “Security Ownership of Management”; and under the caption “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011, under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011, under the caption “Audit Committee Report,” which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Page Number(s) in Annual Report to Shareholders
Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

Reports of Independent Registered Public Accounting Firm	42-43

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	44

Consolidated Balance Sheets as of December 31, 2010 and 2009	45

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	46

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008	47

Notes to Consolidated Financial Statements	48-77

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

(c) Exhibits.

3.1
Amended and Restated Articles of Incorporation of Manpower Inc. effective as of February 28, 1991, as amended on May 8, 2001 and April 28, 2010, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

3.2	Amended and Restated By-laws of Manpower Inc. effective as of April 28, 2010, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

10.2(b)	Amendment to Five-Year Credit Agreement dated as of March 14, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.2(c)	Amendment No. 2 to the Credit Agreement dated as of January 10, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2(d)	Amendment No. 3 to the Credit Agreement dated as of November 16, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.2(e)	Amendment No. 4 to the Credit Agreement dated as of October 16, 2009, incorporated by reference to the Company’s Current Report on Form 8-K dated October 16, 2009.

10.3	Amended and Restated Manpower 1991 Executive Stock Option and Restricted Stock Plan, incorporated by reference to Form 10-Q of Manpower Inc. dated September 30, 1996. **

10.4	Manpower Savings Related Share Option Scheme. **

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

10.13(e)	Employment Separation Agreement dated December 22, 2010, between Manpower Inc. and Barbara Beck, incorporated by reference to the Company’s Current Report on Form 8-K dated December 22, 2010. **

10.13(f)
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

10.13(i)	Amended and Restated Severance Agreement dated November 10, 2008 between Manpower Inc. and Darryl Green, incorporated by reference to the Company’s Current Report on Form 8-K dated December 3, 2008. **

10.13(j)	Severance Agreement dated February 15, 2007 between Manpower Inc. and Francoise Gri, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.13(k)
Severance Agreement dated December 31, 2007 between Manpower Inc. and Kenneth C. Hunt, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.13(l)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 28, 2009), incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 4, 2009. **

10.13(m)	Amendment of Manpower Inc. 2003 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. **

10.13(n)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.14(a)	Form of Nonstatutory Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(b)	2008 Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(c)	2010 Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. **

10.14(d)	Form of Restricted Stock Agreement (CEO Form), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(e)	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

10.14(f)	Form of Career Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2010 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

21	Subsidiaries of Manpower Inc.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWER INC.

By:	/s/ Jeffrey A. Joerres
Jeffrey A. Joerres Chairman, President and Chief Executive Officer

Date:	February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey A. Joerres Jeffrey A. Joerres	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 24, 2011

/s/ Michael J. Van Handel Michael J. Van Handel	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2011

Directors: Marc J. Bolland, Gina R. Boswell, Cari M. Dominguez, Jack M. Greenberg, Terry A. Hueneke, Roberto Mendoza, Ulice Payne, Jr., Elizabeth P. Sartain, John R. Walter and Edward J. Zore

February 24, 2011

By:	/s/ Kenneth C. Hunt
Kenneth Hunt Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Manpower Inc.:

We have audited the consolidated financial statements of Manpower Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company's internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated February 24, 2011; such consolidated financial statements and reports are included in the 2010 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

February 24, 2011
Milwaukee, Wisconsin

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2010, 2009 and 2008, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write- Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2010	$118.3	$28.9	$(33.5)	$(5.1)	$3.0	$111.6
2009	118.5	27.8	(39.0)	2.5	8.5	118.3
2008	123.1	23.4	(21.5)	(10.1)	3.6	118.5