Form 10-Q
period 2011-03-31
MANPOWER INC /WI/
filed 2011-05-05
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
March 31, 2011
or
☐           Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from: ______to______

Commission file number: 1-10686

MANPOWER INC.
(d/b/a ManpowerGroup)
 (Exact name of registrant as specified in its charter)

Wisconsin	39-1672779
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

100 Manpower Place
Milwaukee, Wisconsin	53212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (414) 961-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes  ☒No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated file ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at May 3, 2011
Common Stock, $.01 par value	82,194,802

ManpowerGroup

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-16
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4	Controls and Procedures	25

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 5	Other Information	26
Item 6	Exhibits	27

SIGNATURES		28

EXHIBIT INDEX		29

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	March 31,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$649.5	$772.6
Accounts receivable, less allowance for doubtful accounts of $116.6 and $111.6, respectively	4,201.0	3,844.1
Prepaid expenses and other assets	204.9	197.6
Future income tax benefits	61.1	59.7
Total current assets	5,116.5	4,874.0

OTHER ASSETS:
Goodwill	967.8	954.1
Intangible assets, less accumulated amortization of $148.5 and $138.1, respectively	367.9	376.2
Other assets	393.6	355.1
Total other assets	1,729.3	1,685.4

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	714.4	688.8
Less: accumulated depreciation and amortization	542.8	518.5
Net property and equipment	171.6	170.3
Total assets	$7,017.4	$6,729.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2011	2010
CURRENT LIABILITIES:
Accounts payable	$1,454.9	$1,313.9
Employee compensation payable	195.3	240.2
Accrued liabilities	555.0	547.4
Accrued payroll taxes and insurance	665.4	677.7
Value added taxes payable	512.3	482.2
Short-term borrowings and current maturities of long-term debt	38.2	28.7
Total current liabilities	3,421.1	3,290.1

OTHER LIABILITIES:
Long-term debt	708.1	669.3
Other long-term liabilities	390.9	373.1
Total other liabilities	1,099.0	1,042.4

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 108,556,632 and 108,294,605 shares, respectively	1.1	1.1
Capital in excess of par value	2,797.9	2,781.7
Retained earnings	820.9	785.2
Accumulated other comprehensive income	137.8	87.0
Treasury stock at cost, 26,566,184 and 26,535,104 shares, respectively	(1,260.4)	(1,257.8)
Total shareholders’ equity	2,497.3	2,397.2
Total liabilities and shareholders’ equity	$7,017.4	$6,729.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended
	March 31,
	2011	2010
Revenues from services	$5,072.4	$4,099.3
Cost of services	4,214.8	3,397.8
Gross profit	857.6	701.5
Selling and administrative expenses	772.0	668.9
Operating profit	85.6	32.6
Interest and other expenses	11.1	12.9
Earnings before income taxes	74.5	19.7
Provision for income taxes	38.8	16.9
Net earnings	$35.7	$2.8
Net earnings per share – basic	$0.44	$0.04
Net earnings per share – diluted	$0.43	$0.04
Weighted average shares – basic	81.9	78.6
Weighted average shares – diluted	83.6	79.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Statements of Cash Flows (Unaudited)
(in millions)
	3 Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$35.7	$2.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25.9	21.4
Deferred income taxes	(2.9)	(9.5)
Provision for doubtful accounts	5.9	4.1
Share-based compensation	8.2	5.5
Excess tax benefit on exercise of stock options	(0.5)	(0.1)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(212.9)	(127.1)
Other assets	(6.3)	(35.6)
Other liabilities	(12.8)	95.5
Cash used in operating activities	(159.7)	(43.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11.2)	(7.8)
Acquisitions of businesses, net of cash acquired	-	(0.1)
Proceeds from the sale of property and equipment	1.1	0.3
Cash used in investing activities	(10.1)	(7.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	9.6	0.2
Proceeds from long-term debt	0.1	1.5
Repayments of long-term debt	(0.1)	(0.7)
Proceeds from share-based awards	5.2	4.9
Excess tax benefit on exercise of stock options	0.5	0.1
Cash provided by financing activities	15.3	6.0

Effect of exchange rate changes on cash	31.4	(26.2)
Change in cash and cash equivalents	(123.1)	(70.8)
Cash and cash equivalents, beginning of year	772.6	1,014.6
Cash and cash equivalents, end of period	$649.5	$943.8

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2.1	$3.8
Income taxes paid	$55.3	$15.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2010 Annual Report to Shareholders.

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

(2) Recently Adopted Accounting Standards

In October 2009, the FASB issued new accounting guidance on multiple-deliverable revenue arrangements. The new guidance amends the criteria for separating deliverables as well as how to measure and allocate consideration for such arrangements. The guidance also expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. We adopted the guidance prospectively as of January 2011, for our multiple-deliverable revenue arrangements entered into or materially modified in 2011. There was no impact of this adoption on our Consolidated Financial Statements.

In December 2010, the FASB issued new accounting guidance on goodwill impairment testing. The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. We adopted the guidance effective January 1, 2011. There was no impact of this adoption on our Consolidated Financial Statements.

In December 2010, the FASB issued new accounting guidance on business combinations. The new guidance clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The guidance also expands the supplemental pro forma disclosures. We adopted the guidance prospectively as of January 2011, for our business combinations with an acquisition date on or after January 1, 2011. There was no impact of this adoption on our Consolidated Financial Statements.

(3) Stock Compensation Plans

During the three months ended March 31, 2011 and 2010, we recognized share-based compensation expense of approximately $8.2 and $5.5, respectively. The expense relates to grants of stock options, deferred stock units, restricted stock units and performance share units. Consideration received from stock-based awards was $7.8 and $5.9 for the three months ended March 31, 2011 and 2010, respectively. We recognize share-based compensation expense related to grants of share-based awards in Selling and Administrative Expenses on a straight-line basis over the service period of each award.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year.  The number of shares underlying grants to all employees and the weighted-average fair value per share for shares granted during the first quarter of 2011 and 2010 are presented in the table below:

	3 Months Ended March 31,
	2011		2010
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	199	$25.21	897	$19.26
Deferred Stock Units	7	62.76	5	54.58
Restricted Stock Units	264	65.23	13	54.58
Performance Share Units	133	67.12	106	53.01
Total Shares Granted	603	$52.41	1,021	$23.59

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. No acquisition was made during the first quarter of 2011. For the first quarter of 2010, the total cash consideration paid for acquisitions, net of cash acquired, was $0.1.

Total consolidated amortization expense related to intangible assets for the remainder of 2011 is expected to be $28.3 and in each of the next five years is expected to be as follows: 2012- $33.6, 2013 - $28.9, 2014 - $23.8, 2015 - $20.5 and 2016 - $17.4.

On April 5, 2010, we acquired COMSYS IT Partners, Inc. (“COMSYS”) from its existing shareholders. The value of the consideration for each outstanding share of COMSYS common stock was approximately $17.65, for a total enterprise value of $427.0, including debt of $47.1, which we repaid upon closing. The consideration was approximately 50% Manpower Inc. common stock (3.2 million shares with a fair value of $188.5 upon closing) and approximately 50% cash (consideration of $191.4).

The following unaudited pro forma information reflects the results of ManpowerGroup’s operations for the three months ended March 31, 2011 and 2010 as if the COMSYS acquisition had been completed on January 1, 2010. Pro forma adjustments have been made to illustrate the incremental impact on earnings of amortization expense related to the acquired intangible assets, lost interest income that would have been earned on the cash proceeds used to acquire COMSYS and the tax impact of these respective items.

	3 Months Ended
	March 31,
	2011	2010
Revenues from services
Pro forma	$5,072.4	$4,268.9
As reported	$5,072.4	$4,099.3

Net earnings (loss)
Pro forma	$35.7	$(3.1)
As reported	$35.7	$2.8

Net earnings (loss) per share – diluted
Pro forma	$0.43	$(0.04)
As reported	$0.43	$0.04

The unaudited pro forma information is provided for illustrative purposes only and does not represent what our consolidated results of operations would have been if the transaction had actually occurred as of January 1, 2010 and does not represent our expected future consolidated results of operations.

(5) Reorganization Costs

We recorded net reorganization costs of $0.2 and $1.3 in the first quarter of 2011 and 2010, respectively, in Selling and Administrative Expenses, related to severances and office closures and consolidations in several countries. These expenses are net of reversals resulting mainly from larger-than-estimated cost savings from subleasing and lease buyouts as well as lower-than-expected severance costs. During the first quarter of 2011, we made payments of $10.7 out of our reorganization reserve. We expect a majority of the remaining $23.7 will be paid in 2011.

Changes in the reorganization reserve by reportable segment and Corporate are shown below. This presentation reflects the realignment of our segments. See Note 14 for further information.
	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2011	$7.4	$5.6	$5.0	$0.7	$14.4	$1.1	$34.2
Severance costs, net	(0.2)	0.9	(0.2)	0.1	-	-	0.6
Office closure costs, net	-	0.1	-	-	(0.5)	-	(0.4)
Costs paid or utilized	(1.7)	(0.9)	(1.7)	-	(5.3)	(1.1)	(10.7)
Balance, March 31, 2011	$5.5	$5.7	$3.1	$0.8	$8.6	$-	$23.7

(1)    Balances are related to the United States.
(2)    Balance related to France was $5.6 as of January 1, 2011. In the first quarter of 2011, France recorded office closure costs of $0.1 and paid/utilized $0.9, leaving a $4.8 liability as of March 31, 2011. Italy had no liability as of January 1, 2011 but recorded severance costs of $0.9 in the first quarter of 2011 and made no payments, leaving a $0.9 liability as of March 31, 2011.

(6) Income Taxes

We recorded an income tax expense at an effective rate of 52.1% for the three months ended March 31, 2011, as compared to an effective rate of 85.5% for the three months ended March 31, 2010. The 2011 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income while 2010 was unfavorably impacted by valuation allowances related to losses in certain non-U.S. entities. The French Business Tax unfavorably impacted both 2011 and 2010. Excluding the impact of the French Business Tax, our tax rate for the three months ended March 31, 2011 would have been approximately 38%. The 52.1% effective tax rate was higher than the U.S. Federal statutory rate of 35% and we currently expect an annual effective tax rate of approximately 45%, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items and the French Business Tax.

As of March 31, 2011, we had gross unrecognized tax benefits of $26.7 recorded in accordance with the current accounting guidance on uncertain tax positions. Our uncertain tax position accrual was related to various tax jurisdictions, including $1.5 of interest and penalties, and related tax benefits of $4.3. As of December 31, 2010, we had gross unrecognized tax benefits of $26.4 and related tax benefits of $4.3. The net amount of $22.4 as of March 31, 2011 would favorably affect the effective tax rate if recognized. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2007 through 2011 for our major operations in the U.S., France, the United Kingdom, Germany, Japan, and Italy. As of March 31, 2011, we are under audit in France, Belgium, Denmark, Italy, Norway, Spain, and the U.S., and we believe that the resolution of these audits will not have a material impact on earnings. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter ended March 31, 2011.

(7) Net Earnings Per Share

The calculation of Net Earnings Per Share – Basic and Net Earnings Per Share – Diluted were as follows:

	3 Months Ended
	March 31,
	2011	2010
Net Earnings Per Share – Basic:
Net earnings available to common shareholders	$35.7	$2.8
Weighted-average common shares outstanding	81.9	78.6
	$0.44	$0.04
Net Earnings Per Share – Diluted:
Net earnings available to common shareholders	$35.7	$2.8
Weighted-average common shares outstanding	81.9	78.6
Effect of restricted stock grants	0.5	0.2
Effect of dilutive securities – stock options	1.2	1.1
	83.6	79.9
	$0.43	$0.04

There were 1.6 million and 2.5 million stock-based awards excluded from the calculation of Net Earnings Per Share – Diluted for the three months ended March 31, 2011 and 2010, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows. This presentation reflects the realignment of our segments. See Note 14 for further information.
	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total(4)
Balance, January 1, 2011	$465.5	$33.1	$265.1	$64.9	$60.6	$64.9	$954.1
Goodwill acquired	-	-	-	-	-	-	-
Currency and other impacts	0.6	1.6	11.0	(0.7)	1.2	-	13.7
Balance, March 31, 2011	$466.1	$34.7	$276.1	$64.2	$61.8	$64.9	$967.8

(1)    Balance related to the United States was $451.7 for both January 1, 2011 and March 31, 2011.
(2)    Balances related to France were $15.8 and $16.7 as of January 1, 2011 and March 31, 2011, respectively. The $0.9 change represents a currency impact. Balances related to Italy were $4.6 and $4.8 as of January 1, 2011 and March 31, 2011, respectively. The $0.2 change represents a currency impact.
(3)  The majority of the Corporate balance relates to goodwill attributable from our acquisition of Jefferson Wells ($55.5) which is now part of the United States reporting unit. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.
(4)  Balances were net of accumulated impairment loss of $513.4 as of January 1, 2011 and March 31, 2011.

Goodwill balances by reporting unit were as follows:

	March 31,	January 1,
	2011	2011
United States	$507.2	$507.2
Elan	126.6	123.2
Netherlands (Vitae)	86.6	81.9
Right Management	61.8	60.6
Other reporting units	185.6	181.2
Total goodwill	$967.8	$954.1

We did not perform an interim impairment test of our goodwill and indefinite-lived intangible assets in the first quarter of 2011 as we noted no significant indicators of impairment as of March 31, 2011.

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	3 Months Ended March 31,
	Defined Benefit		Retiree Health
	Pension Plans		Care Plan
	2011	2010	2011	2010
Service cost	$2.6	$2.3	$0.1	$-
Interest cost	3.9	3.7	0.3	0.3
Expected return on assets	(3.8)	(3.4)	-	-
Other	0.1	(0.2)	-	-
Net periodic benefit cost	$2.8	$2.4	$0.4	$0.3

During the three months ended March 31, 2011, contributions made to our pension plans were $5.0 and contributions made to our retiree health care plan were $0.5. During 2011, we expect to make total contributions of $20.0 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of Comprehensive Income (Loss), net of tax, were as follows:

	3 Months Ended
	March 31,
	2011	2010
Net earnings	$35.7	$2.8
Other comprehensive income (loss):
Foreign currency translation gain (loss)	49.3	(64.1)
Unrealized gain on investments	0.8	1.1
Defined benefit pension plans	0.7	-
Retiree health care plan	-	-
Comprehensive income (loss)	$86.5	$(60.2)

The components of Accumulated Other Comprehensive Income, net of tax, were as follows:

	March 31,	December 31,
	2011	2010
Foreign currency translation gain	$145.9	$96.6
Unrealized gain on investments	8.8	8.0
Defined benefit pension plans	(18.4)	(19.1)
Retiree health care plan	1.5	1.5
Accumulated other comprehensive income	$137.8	$87.0

On May 3, 2011, the Board of Directors declared a cash dividend of $0.40 per share, which is payable on June 15, 2011 to shareholders of record on June 1, 2011.

(11) Interest and Other Expenses

Interest and Other Expenses consisted of the following:

	3 Months Ended
	March 31,
	2011	2010
Interest expense	$10.2	$11.1
Interest income	(1.4)	(1.6)
Foreign exchange losses	0.5	1.9
Miscellaneous expenses, net	1.8	1.5
Interest and other expenses	$11.1	$12.9

(12) Derivative Financial Instruments and Fair Value Measurements

We are exposed to various risks relating to our ongoing business operations. Among these risks are foreign currency exchange rate risk and interest rate risk, which are managed through the use of derivative instruments. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our exposure to market risk for changes in interest rates relates primarily to our Long-Term Debt obligations. We have historically managed interest rate risk through the use of a combination of fixed and variable rate borrowings and interest rate swap agreements. In accordance with current accounting guidance on derivative instruments and hedging activities, we record all of our derivative instruments as either an asset or liability measured at their fair value.

The €300.0 ($424.4) Notes and the €200.0 ($282.7) Notes were designated as economic hedges of our net investment in our foreign subsidiaries with a Euro functional currency as of March 31, 2011. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of Accumulated Other Comprehensive Income, net of taxes. As of March 31, 2011, we had a $79.8 loss included in Accumulated Other Comprehensive Income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded an insignificant gain associated with our forward contracts in Interest and Other Expenses for the quarter ended March 31, 2011, which offset the losses recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 were as follows:

		Fair Value Measurements Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.4	$0.4	$-	$-
Deferred compensation plan assets	44.5	44.5	-	-
	$44.9	$44.9	$-	$-

		Fair Value Measurements Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.4	$0.4	$-	$-
Foreign currency forward contracts	0.1	-	0.1	-
Deferred compensation plan assets	40.3	40.3	-	-
	$40.8	$40.7	$0.1	$-

The carrying value of Long-Term Debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes was $722.9 and $686.3 as of March 31, 2011 and December 31, 2010, respectively, compared to a carrying value of $707.1 and $668.3, respectively.

(13) Contingencies

In February 2009, the French Competition Council rendered its decision and levied a fine of €42.0 ($55.9) related to the competition investigation that began in November 2004, conducted by France’s Direction Generale de la concurrence, de la Consommation et de la Repression des Fraudes (“DGCCRF”), a body of the French Finance Minister that investigates frauds and competition violations. We had accrued for this fine as of December 31, 2008, paid this fine in April 2009 and appealed the Competition Council’s decision. In January 2010 we received notification that our appeal was denied and in March 2010, we appealed the Competition Council’s decision to the Cour de Cassation. In March 2011, the Cour de Cassation, France’s highest court of appeal, confirmed the decision.

(14) Segment Data

Effective January 1, 2011, we created a new organizational structure in Europe in order to elevate our service quality throughout Europe, Middle East and Africa. Other Southern Europe and Northern Europe, previously reported in Other EMEA, are now separate reportable segments. France, Italy, and Other Southern Europe are aggregated into our Southern Europe reportable segment. All previously reported results have been restated to conform to the current year presentation. Additionally, we changed the name of our Asia Pacific reportable segment to APME; the results of this reportable segment have not been restated as only the name has changed.

	3 Months Ended March 31,
	2011	2010
Revenues from Services:
Americas:
United States (a)	$750.9	$482.7
Other Americas	361.8	294.5
	1,112.7	777.2

Southern Europe:
France	1,353.8	1,107.5
Italy	284.6	234.2
Other Southern Europe	180.0	158.4
	1,818.4	1,500.1

Northern Europe	1,456.6	1,221.2
APME	602.9	497.5
Right Management	81.8	103.3
Consolidated (b)	$5,072.4	$4,099.3

Operating Unit Profit (Loss): (c)
Americas:
United States	$8.7	$(11.9)
Other Americas	12.8	9.6
	21.5	(2.3)

Southern Europe:
France	12.0	0.2
Italy	12.9	6.8
Other Southern Europe	2.2	(0.9)
	27.1	6.1

Northern Europe	41.9	19.0
APME	16.5	12.5
Right Management	3.3	12.5
	110.3	47.8
Corporate expenses	(32.0)	(24.0)
Intangible asset amortization expense	(9.6)	(4.9)
Reclassification of French Business Tax (d)	16.9	13.7
Operating Profit	85.6	32.6
Interest and other expenses	(11.1)	(12.9)
Earnings before income taxes	$74.5	$19.7

(a)
In the United States, where a majority of our franchises operate, Revenues from Services included fees received from the related franchise offices of $2.7 and $2.5 for the three months ended March 31, 2011 and 2010, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $148.5 and $132.2 for the three months ended March 31, 2011 and 2010, respectively.

(b)
Our consolidated Revenues from Services include fees received from our franchise offices of $5.9 and $4.6 for the three months ended March 31, 2011 and 2010, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $274.5 and $193.9 for the three months ended March 31, 2011 and 2010, respectively.

(c)
We evaluate segment performance based on Operating Unit Profit (“OUP”), which is equal to segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to acquisitions, interest and other income and expense amounts or income taxes.

(d)
The French Business Tax, as disclosed in Note 6 to the Consolidated Financial Statements, was reported in Provision for Income Taxes rather than in Cost of Services, in accordance with the current accounting guidance on income taxes.  However, we view this tax as operational in nature. Accordingly, the financial information reviewed internally continues to include the French Business Tax within the OUP of our France reportable segment. Therefore, we have shown the amount of the French Business Tax separately to be able to reconcile to our Earnings before Income Taxes.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the Financial Measures section on page 22 for further information on constant currency.

Operating Results - Three Months Ended March 31, 2011 and 2010

In the first quarter of 2011, we continued to see improvement in most of our markets. This allowed us to utilize our operating leverage and improve our operating results during the quarter. The improved operating leverage resulted from being able to utilize excess capacity in the network to support the revenue growth without a similar increase in our expenses. This leverage was possible as we made strategic cost reductions during the economic downturn, which reduced the adverse impact of the economy during the period yet preserved capacity within our network to handle the increased demand that we experienced during the current period. As expected, we also experienced a decline in our operating cash flows as our working capital needs increased with our revenue growth.

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends towards greater workforce flexibility within each of the countries in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing and workforce solutions businesses. During periods of increasing demand, we are generally able to improve operating profitability and operating leverage as our current cost base can support some increase in business without a similar increase in selling and administrative expense. During these periods, we also see an increase in our working capital needs, resulting from an increase in our accounts receivable balance in-line with the revenue growth, which may result in a decline in operating cash flows.

On April 5, 2010, we completed our acquisition of COMSYS IT Partners, Inc. (“COMSYS”) from its existing shareholders.  COMSYS’s operating results have been included within our consolidated results from April 5, 2010 forward. In the first quarter of 2011, COMSYS had been fully integrated into our operations.

The following table presents selected consolidated financial data for the three months ended March 31, 2011 as compared to 2010.

(in millions except per share data)	2011	2010	Variance	Constant Currency Variance
Revenues from services	$5,072.4	$4,099.3	23.7%	21.8%

Cost of services	4,214.8	3,397.8	24.0	22.1
Gross profit	857.6	701.5	22.2	20.1
Gross profit margin	16.9%	17.1%

Selling and administrative expenses	772.0	668.9	15.4	13.7
Operating profit	85.6	32.6
Operating profit margin	1.7%	0.8%

Interest and other expenses	11.1	12.9	(13.7)
Earnings before income taxes	74.5	19.7

Provision for income taxes	38.8	16.9
Effective income tax rate	52.1%	85.5%
Net earnings	$35.7	$2.8
Net earnings per share – diluted	$0.43	$0.04
Weighted average shares – diluted	83.6	79.9	4.7%

We have continued to see improvements in most markets with regard to our staffing and workforce solutions businesses during the first quarter of 2011 as economic conditions have improved globally. At Right Management, we have seen a decline in demand for the counter-cyclical outplacement services as expected with the improving economic conditions and growth in our staffing and solutions businesses.

The year-over-year increase in Revenues from Services was primarily attributed to:

o
increased demand for services in most of our markets, including the Americas, Southern Europe, Northern Europe and APME, where revenues increased 41.9%, 22.0%, 16.7% and 11.2%, respectively, on a constant currency basis;

o	the acquisition of COMSYS in April 2010;

o	a 1.9% increase due to the impact of currency exchange rates;

o	partially offset by decreased demand for services for Right Management, where revenues decreased 22.7%, on a constant currency basis.

The year-over-year decrease in Gross Profit Margin was primarily attributed to:

o	a 50 basis point (-0.50%) decline due to the outplacement revenue decline of Right Management, where the gross profit margin was higher than our Company average, offset by

o	a 10 basis point (0.10%) improvement in our temporary staffing business which was favorably impacted by our COMSYS acquisition;

o	a 10 basis point (0.10%) favorable impact due to an increase in the permanent recruitment business; and

o	a 10 basis point (0.10%) favorable impact due to an increase in our workforce solutions business.

The 15.4% increase in Selling and Administrative Expenses for the current quarter (13.7% increase in constant currency) was attributed to:

o	the addition of COMSYS’s recurring selling and administrative costs as well as $5.2 million of intangible asset amortization expense as a result of the acquisition;

o	an increase in our organic salary-related costs due to an increase in headcount, as well as an increase in our variable incentive-based costs due to our improved operating results; and

o	a 1.7% increase due to the impact of currency exchange rates.

Selling and Administrative Expenses as a percent of revenues decreased 110 basis points (-1.1%) in the first quarter of 2011 compared to 2010 due primarily to productivity enhancements and expense leveraging, as this 15.4% increase in expense supported the 23.7% increase in revenues (or 21.8% in constant currency) in the first quarter of 2011 as compared to 2010.

Interest and Other Expenses were $11.1 million for the first quarter of 2011 compared to $12.9 million in 2010.  Net Interest Expense decreased $0.7 million in the first quarter of 2011 to $8.8 million due to lower subsidiary borrowings and higher interest rates earned on our cash balances. Translation losses in the first quarter of 2011 were $0.5 million compared to $1.9 million in the first quarter of 2010. This decrease was primarily related to a translation loss in January 2010 of $1.2 million for Venezuela, as a result of the Venezuela reporting unit’s currency (Bolivar Fuerte) being devalued as well as changing the functional currency of our Venezuela reporting unit to the U.S. Dollar as the result of its current economy being deemed hyperinflationary.

We recorded an income tax expense at an effective rate of 52.1% for the three months ended March 31, 2011, as compared to an effective rate of 85.5% for the three months ended March 31, 2010. The 2011 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income while 2010 was unfavorably impacted by valuation allowances related to losses in certain non-U.S. entities. Both the 2011 and the 2010 rate were unfavorably impacted by the French Business Tax. Excluding the impact of the French Business Tax, our tax rate for the three months ended March 31, 2011 would have been approximately 38%. The 52.1% effective tax rate was higher than the U.S. Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 45%, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items and the French Business Tax.

Net Earnings Per Share – Diluted increased to $0.43 in the first quarter of 2011 compared to a Net Earnings Per Share – Diluted of $0.04 in the first quarter of 2010. Exchange rates had a positive impact of $0.03 on Net Earnings Per Share – Diluted. Weighted Average Shares – Diluted were 83.6 million for the first quarter of 2011 as compared to 79.9 million in the first quarter of 2010.  This increase was primarily a result of the issuance of 3.2 million shares as part of the COMSYS acquisition on April 5, 2010.

Segment Operating Results

Effective January 1, 2011, we created a new organizational structure in Europe in order to elevate our service quality throughout Europe, Middle East and Africa. Other Southern Europe and Northern Europe, previously reported in Other EMEA, are now separate reportable segments. France, Italy and Other Southern Europe are aggregated into our Southern Europe reportable segment. All previously reported results have been restated to conform to the current year presentation. Additionally, we have changed the name of our Asia Pacific reportable segment to APME; the results of this reportable segment have not been restated as only the name has changed.

Americas

In the Americas, Revenues from Services increased 43.2% (41.9% in constant currency) for the first quarter of 2011 compared to 2010. In the United States (which represents 67.5% of the America’s revenues), Revenues from Services improved 55.6% in the first quarter of 2011 compared to 2010. These revenue improvements were primarily due to the acquisition of COMSYS as well as an increase in our staffing volumes in our core temporary staffing business, particularly in the light industrial sector. These increases were also helped by an increase in our permanent recruitment revenues of 126.5% in constant currency for the Americas and of 160.4% in the United States. In Other Americas, Revenues from Services improved 22.8% (19.4% in constant currency) in the first quarter of 2011 compared to 2010.

Gross Profit Margin increased during the first quarter of 2011 compared to the first quarter of 2010 due to an improvement in temporary staffing margins, which were aided by price increases, the COMSYS acquisition and by the increase in our permanent recruitment business. We were able to pass on to our clients the impact of increased SUTA taxes, which were effective in 2011.

Selling and Administrative Expenses increased during the first quarter of 2011 compared to 2010, due to the addition of COMSYS’s recurring selling and administrative costs subsequent to April 5, 2010. In addition, organic salary-related costs increased due to additional headcount required to meet our higher demand for our services as well as incurring additional variable incentive-based compensation costs due to improved operating results. Selling and Administrative Expenses as a percent of revenues was relatively flat in the first quarter of 2011 compared to 2010 as we were able to support the increase in revenues without a similar increase in expenses.

Operating Unit Profit (“OUP”) Margin in the Americas was 1.9% and -0.3% for the first quarter of 2011 and 2010, respectively. This increase was primarily due to the improvement in the United States, where OUP Margin was 1.2% in the first quarter of 2011 compared to -2.5% in 2010. Other Americas OUP Margin was 3.5% in the first quarter of 2011 compared to 3.3% in the first quarter of 2010. The improvements in OUP margin were the result of improved Gross Profit Margin and better expense leverage.

Southern Europe

In Southern Europe, which includes operations in France and Italy, Revenues from Services increased 21.2% (22.0% in constant currency) during the first quarter of 2011 compared to 2010. In France (which represents 74.5% of Southern Europe’s revenues), Revenues from Services increased 23.2% in constant currency during the first quarter of 2011 compared to 2010. In Italy (which represents 15.7% of Southern Europe’s revenues), Revenues from Services improved 22.4% in constant currency during the current period compared to 2010. In Other Southern Europe, Revenues from Services increased 13.7% (13.1% in constant currency) during the first quarter of 2011 compared to 2010. Southern Europe had strong growth in the temporary staffing business, while permanent recruitment revenues increased 13.5% in constant currency in the first quarter.

Gross Profit Margin decreased in the first quarter of 2011 compared to the first quarter of 2010 due primarily to the reduction in French payroll tax subsidies that was effective in January 2011 and the timing of the corresponding price increases to our clients. In France, we estimate this had a net unfavorable impact on our margin of approximately 45 basis points in the first quarter, however we expect the entire impact to be fully recovered by the end of 2011. For further information on the French payroll tax subsidies, see the Legal Regulations section on page 24.

Selling and Administrative Expenses increased during the first quarter of 2011 compared to 2010 due to an increase in salary-related costs including variable incentive-based compensation as a result of the improved operating results. Selling and Administrative Expenses as a percent of revenues decreased in the first quarter of 2011 as compared to the first quarter of 2010 due to the improved expense leveraging as revenues have increased at a higher rate than our expenses.

OUP Margin in Southern Europe was 1.5% and 0.4% for the first quarter of 2011 and 2010, respectively.  This increase was due to the improvement in France, where OUP Margin was 0.9% in the first quarter of 2011 compared to 0% in 2010. In addition, Italy improved its OUP Margin to 4.5% in the first quarter of 2011 compared to 2.9% in 2010. Other Southern Europe OUP Margin was 1.2% in the first quarter of 2011 compared to -0.6% in the first quarter of 2010. The improvements in OUP margin were the result of improved leveraging of expenses as revenues expanded.

Northern Europe

In Northern Europe, which includes operations in the Nordics, the United Kingdom, Germany and the Netherlands, Revenues from Services increased 19.3% (16.7% in constant currency) in the first quarter of 2011 as compared to the first quarter of 2010. While the primary increase in revenues came from within our temporary staffing business across all of our major markets, our permanent recruitment revenues increased 32.2% in constant currency as well during the current period.

Gross Profit Margin increased slightly in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the increase in the permanent recruitment business.

Selling and Administrative Expenses increased during the first quarter of 2011 compared to the first quarter of 2010 due to additional headcount required to meet the higher demand for our services as well as additional variable incentive-based compensation costs due to improved operating results. Selling and Administrative Expenses as a percent of revenues decreased in the first quarter of 2011 as compared to the first quarter of 2010 due to the improved expense leveraging as revenues have increased at a higher rate than our expenses.

OUP Margin for Northern Europe was 2.9% and 1.6% for the first quarter of 2011 and 2010, respectively. The improvements in OUP Margin were the result of gaining operating leverage to support higher revenue levels without a similar increase in expenses.

APME

Revenues from Services for APME increased 21.2% (11.2% in constant currency) during the first quarter of 2011 compared to 2010.  Revenue increases for the first quarter of 2011 were experienced in most major markets. In Japan (which represented 47.7% of APME’s revenues), Revenues from Services were up slightly at 0.4% in constant currency. Our Japan financial results were not significantly impacted by the earthquake and the tragic events that followed during March 2011 as any losses were offset by overtime in other parts of Japan resulting from these events, and an increase in our workforce solutions business. There was strong year-over-year growth in Australia, China, and India. In Australia, the significant revenue increase was partly a result of a full quarter of revenues from the Australian Defence Force (“ADF”) in the current period as the ADF contract started in February 2010.

Gross Profit Margin increased slightly in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the growth in the permanent recruitment business, driven in part by the ADF contract. Our staffing gross margins continued to show year-over-year declines due to a change in our mix of business.

Selling and Administrative Expenses increased in the first quarter of 2011 compared to 2010 primarily due to increased compensation costs arising from a headcount increase and an increase in variable incentive-based compensation as a result of the improved results. Selling and Administrative Expenses as a percent of revenues decreased in the first quarter of 2011 as compared to the first quarter of 2010 due to the improved expense leveraging as revenues have increased at a higher rate than our expenses.

OUP Margin for APME was 2.7% in the first quarter of 2011 compared to 2.5% in the first quarter of 2010 for the reasons noted above.

Right Management

Revenues from Services for Right Management in the first quarter of 2011 decreased 20.9% (22.7% in constant currency) compared to the first quarter of 2010. This decrease in revenues was due to a decline in the demand for the counter-cyclical outplacement services, where revenues generally decline as we experience an economic recovery. The decline in outplacement services was partly offset by a 25% increase in our talent management business.

Gross Profit Margin decreased in the first quarter of 2011 compared to the first quarter of 2010 as a result of a change in the mix of business, as we saw a decline in the higher margin outplacement services and an increase in the lower margin talent management business.

Selling and Administrative Expenses decreased in the first quarter of 2011 compared to the first quarter of 2010, as costs were reduced in response to the lower 2011 volumes. As a percentage of revenue, Selling and Administrative Expenses increased in the first quarter of 2011 compared to 2010, as our fixed costs are now supporting a lower revenue amount.

OUP Margin for Right Management was 4.0% in the first quarter of 2011 compared to 12.1% in the first quarter of 2010 due to the net impact of these volume and expense changes. The prior year margin was higher given the strong growth in the outplacement business in 2009 and early 2010 as a result of the economic downturn.

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

A reconciliation to the percent variances calculated based on our financial results is provided below:

	3 Months Ended March 31, 2011 Compared to 2010
	Reported Amount (a)	Reported Variance	Impact of Currency	Variance in Constant Currency
Revenues from Services:
Americas:
United States	$750.9	55.6%	-%	55.6%
Other Americas	361.8	22.8	3.4	19.4
	1,112.7	43.2	1.3	41.9

Southern Europe:
France	1,353.8	22.2	(1.0)	23.2
Italy	284.6	21.5	(0.9)	22.4
Other Southern Europe	180.0	13.7	0.6	13.1
	1,818.4	21.2	(0.8)	22.0

Northern Europe	1,456.6	19.3	2.6	16.7
APME	602.9	21.2	10.0	11.2
Right Management	81.8	(20.9)	1.8	(22.7)
ManpowerGroup	$5,072.4	23.7	1.9	21.8

Gross Profit	$857.6	22.2	2.1	20.1
Selling and Administrative Expenses	$772.0	15.4	1.7	13.7
Operating Profit	$85.6	162.7	10.4	152.3

(a)  In millions for the three months ended March 31, 2011.

Liquidity and Capital Resources

Cash used in operating activities was $159.7 million during the first quarter of 2011 compared to $43.0 million during the first quarter of 2010. This increase was primarily attributable to increased working capital needs as a result of the growth in the business and the timing of tax payments. Working capital needs increased $232.0 million during the first quarter of 2011 compared to $67.2 million during the first quarter of 2010.

Accounts receivable increased to $4,201.0 million as of March 31, 2011 from $3,844.1 million as of December 31, 2010. This increase was due primarily to increased business volumes and changes in foreign currency exchange rates. At constant exchange rates, the March 31, 2011 balance would have been approximately $149.9 million lower than reported.

Capital expenditures were $11.2 million in the first quarter of 2011 compared to $7.8 million in the first quarter of 2010. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

Cash from net debt borrowings was $9.6 million in the first quarter of 2011 compared to $1.0 million in the first quarter of 2010.

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

As of March 31, 2011, we had letters of credit totaling $2.2 million issued under our $400.0 million revolving credit agreement. Additional borrowings of $397.8 million were available to us under the credit agreement as of March 31, 2011.

Our $400.0 million revolving credit agreement requires that we comply with a maximum Debt-to-EBITDA ratio of 4.50 to 1 and a minimum fixed charge ratio of 1.25 to 1 for the quarter ended March 31, 2011.  As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.52 to 1 and a fixed charge ratio of 2.61 to 1 for the quarter. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2011, such credit lines totaled $415.6 million, of which $378.1 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $262.4 million could currently be made under these lines.

In December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock. This authorization is in addition to the 2007 authorization to repurchase 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million. The authorizations permit share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. Under the 2007 authorization, we have repurchased 4.8 million shares at a total cost of $252.7 million, none of which were repurchased in the first quarter of 2011 or 2010. There were 0.2 million shares, at a cost of up to $147.3 million, remaining authorized for repurchase under this authorization as of March 31, 2011. No shares have been repurchased under the 2010 authorization.

On May 3, 2011, the Board of Directors declared a cash dividend of $0.40 per share, which is payable on June 15, 2011 to shareholders of record on June 1, 2011.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,722.3 million as of March 31, 2011 compared to $1,680.6 million as of December 31, 2010. These balances exclude our liability for unrecognized tax benefits, including related interest and penalties, of $22.4 million and $22.1 million as of March 31, 2011 and December 31, 2010, respectively.

We also have entered into guarantee contracts and letters of credit that total approximately $167.5 million and $168.1 million as of March 31, 2011 and December 31, 2010, respectively, consisting of $130.8 million and $131.4 million for guarantees, respectively, and $36.7 million for letters of credit for both periods. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness.  If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash.  Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments.  The cost of these guarantees and letters of credit was $0.4 million and $0.6 million in the first quarter of 2011 and 2010, respectively.

We recorded net reorganization costs of $0.2 million and $1.3 million in the first quarter of 2011 and 2010, respectively, in Selling and Administrative Expenses, related to severances and office closures and consolidations in several countries. These expenses are net of reversals resulting mainly from larger-than-estimated cost savings from subleasing and lease buyouts as well as lower-than-expected severance costs. During the first quarter of 2011, we made payments of $10.7 million out of our reorganization reserve. We expect a majority of the remaining $23.7 million will be paid in 2011. Change in the reorganization reserve by reportable segment and Corporate are shown in Note 5 to the Consolidated Financial Statements.

Legal Regulations

In February 2009, the French Competition Council rendered its decision and levied a fine of €42.0 million ($55.9 million) related to the competition investigation that began in November 2004, conducted by France’s Direction Generale de la concurrence, de la Consommation et de la Repression des Fraudes (“DGCCRF”), a body of the French Finance Minister that investigates frauds and competition violations. We had accrued for this fine as of December 31, 2008, paid this fine in April 2009 and appealed the Competition Council’s decision. In January 2010 we received notification that our appeal was denied and in March 2010, we appealed the Competition Council’s decision to the Cour de Cassation. In March 2011, the Cour de Cassation, France’s highest court of appeal confirmed the decision.

The French government announced new legislation in 2011 that reduces employer payroll tax subsidies that are received under their social programs aimed at reducing the cost of labor and encouraging employment of low-wage workers. In France, this new legislation is expected to increase our direct costs, unfavorably impacting our margin by approximately 90 basis points in 2011. We currently expect to pass on this additional cost through higher bill rates, however, we had an unfavorable impact on margins in the first quarter of 2011 due to the timing of some price increases.

The Agency Workers Directive (“AWD”) impacts all EU member states and was passed to ensure “equal treatment” to agency (temporary) workers. It also requires all member states to review and address unnecessary prohibitions and restrictions on the use of agency workers. Equal treatment is already in place by law in many countries, and so we do not expect any significant changes other than the removal of some restrictions in certain of these countries, which could have a favorable impact on our business. The United Kingdom, however, is currently the least regulated staffing market in Europe, and so AWD may have an unfavorable impact on our business as various regulations are put in force in October 2011. We cannot currently estimate the impact, if any, that the changes will have on our business.

Recently Adopted Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements.  In addition, from time to time, we and our representatives may make statements that are forward-looking.  All forward-looking statements involve risks and uncertainties.  The information in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements.  Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions.  Some or all of the factors identified in our annual report on Form 10-K may be beyond our control.  We caution that any forward-looking statement reflects only our belief at the time the statement is made.  We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2010 Annual Report on Form 10-K contains certain disclosures about market risks affecting us.  There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock. This authorization is in addition to the 2007 authorization to repurchase 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million. The authorizations permit share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under these authorizations during the first quarter of 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1- 31, 2011	-		$-	-	3,236,790
February 1 - 28, 2011	38,074	(1)	-	-	3,236,790
March 1 - 31, 2011	126	(2)	-	-	3,236,790	(3)

(1) Shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock and restricted stock units.
(2) Shares of restricted stock delivered by a director to ManpowerGroup, upon vesting, to satisfy tax withholding requirements.
(3) Of which 236,790 under the 2007 authorization must not exceed a cost of $147.3 million.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2011:

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

(e)	consultation regarding implementation of new foreign laws and expatriate services; and

(f)	audit services with respect to certain procedures for governmental requirements.

Item 6 – Exhibits

10.1	Severance Agreement between Darryl Green and Manpower Inc. dated as of December 31, 2010.

10.2	Offer Letter Agreement between Hans Leentjes and Manpower Inc. dated as of January 10, 2011.

10.3	Severance Agreement between Hans Leentjes and Manpower Inc. dated as of February 16, 2011.

10.4	Severance Agreement between Kenneth Hunt and Manpower Inc. dated as of February 17, 2011.

10.5	Form of 2011 Performance Share Unit Agreement.

10.6	Manpower Inc. Compensation for Non-Employee Directors (Amended and Restated February 16, 2011), incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011.

10.7
Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective February 16, 2011), incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011.

10.8	Compensation Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011.

10.9	Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011.

10.10	Compensation Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011.

10.11	Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011.

10.12	Amendment to Assignment Agreement between the Company and Jonas Prising dated March 7, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated March 7, 2011.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from ManpowerGroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC. (d/b/a ManpowerGroup)
(Registrant)

Date: May 5, 2011

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Severance Agreement between Darryl Green and Manpower Inc. dated as of December 31, 2010.

10.2	Offer Letter Agreement between Hans Leentjes and Manpower Inc. dated as of January 10, 2011.

10.3	Severance Agreement between Hans Leentjes and Manpower Inc. dated as of February 16, 2011.

10.4	Severance Agreement between Kenneth Hunt and Manpower Inc. dated as of February 17, 2011.

10.5	Form of 2011 Performance Share Unit Agreement.

10.6	Manpower Inc. Compensation for Non-Employee Directors (Amended and Restated February 16, 2011), incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011.

10.7
Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective February 16, 2011), incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011.

10.8	Compensation Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011.

10.9	Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011.

10.10	Compensation Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011.

10.11	Severance Agreement between Michael J. Van Handel and Manpower Inc. dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011.

10.12	Amendment to Assignment Agreement between the Company and Jonas Prising dated March 7, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated March 7, 2011.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from ManpowerGroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.