Form 10-Q
period 2011-06-30
MANPOWER INC /WI/
filed 2011-08-04
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
June 30, 2011
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares Outstanding
Class	at August 3, 2011
Common Stock, $.01 par value	81,930,202

ManpowerGroup

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-16
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4	Controls and Procedures	28

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 5	Other Information	30
Item 6	Exhibits	31

SIGNATURES		32

EXHIBIT INDEX		33

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup

Consolidated Balance Sheets (Unaudited)
(In millions)

ASSETS

	June 30,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$543.5	$772.6
Accounts receivable, less allowance for doubtful accounts of $119.7 and $111.6, respectively	4,496.8	3,844.1
Prepaid expenses and other assets	182.1	197.6
Future income tax benefits	66.2	59.7
Total current assets	5,288.6	4,874.0

OTHER ASSETS:
Goodwill	985.4	954.1
Intangible assets, less accumulated amortization of $158.2 and $138.1, respectively	365.1	376.2
Other assets	456.6	355.1
Total other assets	1,807.1	1,685.4

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	743.2	688.8
Less: accumulated depreciation and amortization	562.3	518.5
Net property and equipment	180.9	170.3
Total assets	$7,276.6	$6,729.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2011	2010
CURRENT LIABILITIES:
Accounts payable	$1,541.0	$1,313.9
Employee compensation payable	214.0	240.2
Accrued liabilities	526.7	547.4
Accrued payroll taxes and insurance	730.6	677.7
Value added taxes payable	543.8	482.2
Short-term borrowings and current maturities of long-term debt	468.2	28.7
Total current liabilities	4,024.3	3,290.1

OTHER LIABILITIES:
Long-term debt	290.6	669.3
Other long-term liabilities	406.0	373.1
Total other liabilities	696.6	1,042.4

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 108,775,274 and 108,294,605 shares, respectively	1.1	1.1
Capital in excess of par value	2,815.1	2,781.7
Retained earnings	860.8	785.2
Accumulated other comprehensive income	157.5	87.0
Treasury stock at cost, 26,854,791 and 26,535,104 shares, respectively	(1,278.8)	(1,257.8)
Total shareholders’ equity	2,555.7	2,397.2
Total liabilities and shareholders’ equity	$7,276.6	$6,729.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues from services	$5,667.3	$4,585.6	$10,739.7	$8,684.9
Cost of services	4,705.1	3,788.6	8,919.9	7,186.4
Gross profit	962.2	797.0	1,819.8	1,498.5
Selling and administrative expenses	811.4	717.9	1,583.4	1,386.8
Operating profit	150.8	79.1	236.4	111.7
Interest and other expenses	11.8	11.9	22.9	24.8
Earnings before income taxes	139.0	67.2	213.5	86.9
Provision for income taxes	66.3	34.5	105.1	51.4
Net earnings	$72.7	$32.7	$108.4	$35.5
Net earnings per share – basic	$0.89	$0.40	$1.32	$0.44
Net earnings per share – diluted	$0.87	$0.40	$1.30	$0.44
Weighted average shares – basic	82.0	81.5	82.0	80.1
Weighted average shares – diluted	83.3	82.5	83.7	81.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Statements of Cash Flows (Unaudited)
(In millions)
	6 Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$108.4	$35.5
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	52.1	50.5
Deferred income taxes	7.1	(6.9)
Provision for doubtful accounts	14.4	13.5
Share-based compensation	16.5	11.5
Excess tax benefit on exercise of stock options	(1.1)	(0.8)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(425.1)	(480.1)
Other assets	(51.4)	(26.3)
Other liabilities	87.0	337.4
Cash used in operating activities	(192.1)	(65.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27.6)	(27.9)
Acquisitions of businesses, net of cash acquired	(15.2)	(258.5)
Proceeds from the sale of property and equipment	2.8	2.3
Cash used in investing activities	(40.0)	(284.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	4.4	(5.5)
Proceeds from long-term debt	0.1	1.4
Repayments of long-term debt	(0.1)	(0.8)
Proceeds from share-based awards	17.8	14.8
Excess tax benefit on exercise of stock options	1.1	0.8
Repurchases of common stock	(18.8)	-
Dividends paid	(32.8)	(30.6)
Cash used in financing activities	(28.3)	(19.9)

Effect of exchange rate changes on cash	31.3	(92.4)
Change in cash and cash equivalents	(229.1)	(462.1)
Cash and cash equivalents, beginning of year	772.6	1,014.6
Cash and cash equivalents, end of period	$543.5	$552.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$37.2	$40.0
Income taxes paid	$95.3	$51.7
Non-cash financing activity:
Common stock issued for acquisition	$-	$188.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months and Six Months Ended June 30, 2011 and 2010
(In millions, except share and per share data)

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

Subsequent Events

In July 2011, we made an offer to acquire all the shares and voting rights of Proservia SA, a provider of information technology and systems engineering solutions in France, for 14.39 Euro per share in cash. The acquisition is expected to close in late September.

We have evaluated other events and transactions occurring after the balance sheet date through our filing date and noted no events that are subject to recognition or disclosure.

(2) Recently Issued Accounting Standards

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

In May 2011, the FASB issued new accounting guidance on fair value measurement. The new guidance clarifies some existing concepts, eliminates wording differences between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The guidance is effective for us in 2012 and must be applied prospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued new accounting guidance on presentation of comprehensive income. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. The guidance is effective for us in 2012 and must be applied retrospectively. We do not expect the adoption of this guidance to have an impact on our Consolidated Financial Statements.

(3) Stock Compensation Plans

During the three months ended June 30, 2011 and 2010, we recognized share-based compensation expense of approximately $8.3 and $6.0, respectively, and $16.5 and $11.5 for the six months ended June 30, 2011 and 2010, respectively. The expense relates to grants of stock options, deferred stock units, restricted stock units and performance share units. Consideration received from stock-based awards was $20.0 and $15.6 for the six months ended June 30, 2011 and 2010, respectively. We recognize share-based compensation expense related to grants of share-based awards in Selling and Administrative Expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, for the six months ended June 30 was $15.2 and $258.5 for 2011 and 2010, respectively.

Total consolidated amortization expense related to intangible assets for the remainder of 2011 is expected to be $19.9 and in each of the next five years is expected to be as follows: 2012- $34.6, 2013 - $29.8, 2014 - $24.6, 2015 - $21.3 and 2016 - $18.1.

(5) Reorganization Costs

We recorded net reorganization costs of $1.6 and $2.5 in the first half of 2011 and 2010, respectively, in Selling and Administrative Expenses, related to severances and office closures and consolidations in several countries. These expenses are net of reversals resulting mainly from larger-than-estimated cost savings from subleasing and lease buyouts as well as lower-than-expected severance costs. During the first half of 2011, we also made payments of $16.1 out of our reorganization reserve. We expect a majority of the remaining $19.7 reserve will be paid in 2011.

Changes in the reorganization reserve by reportable segment and Corporate are shown below. This presentation reflects the realignment of our segments. See Note 14 for further information.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2011	$7.4	$5.6	$5.0	$0.7	$14.4	$1.1	$34.2
Severance costs, net	-	0.9	0.8	0.3	0.1	-	2.1
Office closure costs, net	-	0.2	-	-	(0.7)	-	(0.5)
Costs paid or utilized	(3.2)	(2.2)	(2.1)	-	(7.5)	(1.1)	(16.1)
Balance, June 30, 2011	$4.2	$4.5	$3.7	$1.0	$6.3	$-	$19.7

(1)    Balances were related to the United States.
(2)    Balance related to France was $5.6 as of January 1, 2011. During the first six months of 2011, France recorded office closure costs of $0.1 and paid/utilized $1.8, leaving a $3.9 liability as of June 30, 2011. Italy had no liability as of January 1, 2011 but recorded severance costs of $0.9 in the first six months of 2011 and paid out $0.4, leaving a $0.5 liability as of June 30, 2011.

(6) Income Taxes

We recorded income tax expense, at an effective rate of 47.7%, for the three months ended June 30, 2011, as compared to an income tax expense, at an effective rate of 51.5%, for the three months ended June 30, 2010. The 2011 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income, while 2010 was unfavorably impacted by an increase in valuation allowances related to losses in certain non-U.S. entities. The 47.7% rate was higher than the U.S. Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 46%, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items, repatriations from non-U.S. entities and the French Business Tax. Excluding the impact of the French Business Tax, our tax rate for the three months ended June 30, 2011 would have been approximately 37%.

We recorded an income tax expense, at an effective rate of 49.2%, for the first half of 2011, as compared to an income tax expense, at an effective rate of 59.2%, for the first half of 2010. The 2011 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income. Excluding the impact of the French Business Tax, our tax rate for the first half of 2011 would have been approximately 37%.

As of June 30, 2011, we had gross unrecognized tax benefits of $27.1 recorded in accordance with the current accounting guidance on uncertain tax positions. Our uncertain tax position accrual was related to various tax jurisdictions, including $1.5 of interest and penalties, and related tax benefits of $4.3. As of December 31, 2010, we had gross unrecognized tax benefits of $26.4, including $1.4 of interest and penalties, and related tax benefits of $4.3. The net amount of $22.8 as of June 30, 2011 would favorably affect the effective tax rate if recognized. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2007 through 2011 for our major operations in the U.S., France, the United Kingdom, Germany, Japan, and Italy. As of June 30, 2011, we are under audit in France, Belgium, Denmark, Italy, Norway, Spain, and the U.S., and we believe that the resolution of these audits will not have a material impact on earnings. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the three months ended June 30, 2011.

(7) Net Earnings Per Share

The calculation of Net Earnings Per Share – Basic and Net Earnings Per Share – Diluted was as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Earnings Per Share – Basic:
Net earnings available to common shareholders	$72.7	$32.7	$108.4	$35.5
Weighted-average common shares outstanding	82.0	81.5	82.0	80.1
	$0.89	$0.40	$1.32	$0.44
Net Earnings Per Share – Diluted:
Net earnings available to common shareholders	$72.7	$32.7	$108.4	$35.5
Weighted-average common shares outstanding	82.0	81.5	82.0	80.1
Effect of dilutive securities – stock options	1.0	0.8	1.1	0.9
Effect of other stock-based awards	0.3	0.2	0.6	0.2
	83.3	82.5	83.7	81.2
	$0.87	$0.40	$1.30	$0.44

There were 1.7 million and 3.2 million stock-based awards excluded from the calculation of Net Earnings Per Share – Diluted for the three months ended June 30, 2011 and 2010, respectively, and 1.7 million and 2.6 million stock-based awards excluded from the calculation of Net Earnings Per Share – Diluted for the six months ended June 30, 2011 and 2010, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, amortizable intangible assets and intangible assets that do not require amortization, as follows:

	June 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$985.4	$-	$985.4	$954.1	$-	$954.1
Intangible Assets:
Amortizable:
Technology	$19.6	$19.6	$-	$19.6	$19.6	$-
Franchise Agreements	18.0	13.4	4.6	18.0	12.5	5.5
Customer Relationships	317.5	112.3	205.2	309.4	94.3	215.1
Other	14.6	12.9	1.7	14.0	11.7	2.3
	369.7	158.2	211.5	361.0	138.1	222.9
Non-Amortizable:
Tradenames(1)	55.4	-	55.4	55.3	-	55.3
Reacquired Franchise Rights	98.2	-	98.2	98.0	-	98.0
	153.6	-	153.6	153.3	-	153.3
Total Intangible Assets	$523.3	$158.2	$365.1	$514.3	$138.1	$376.2

(1)	Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2011 and December 31, 2010.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows. This presentation reflects the realignment of our segments. See Note 14 for further information.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total(4)
Balance, January 1, 2011	$465.5	$33.1	$265.1	$64.9	$60.6	$64.9	$954.1
Goodwill acquired	-	-	-	15.4	-	-	15.4
Currency and other impacts	(2.9)	2.4	13.6	0.9	1.9	-	15.9
Balance, June 30, 2011	$462.6	$35.5	$278.7	$81.2	$62.5	$64.9	$985.4

(1)  Balances related to the United States were $451.7 and $448.3 as of January 1, 2011 and June 30, 2011, respectively.
(2)  Balances related to France were $15.8 and $17.1 as of January 1, 2011 and June 30, 2011, respectively. Balances related to Italy were $4.6 and $5.0 as of January 1, 2011 and June 30, 2011, respectively.
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
(4)  Balances were net of accumulated impairment loss of $513.4 as of both January 1, 2011 and June 30, 2011.

Goodwill balances by reporting unit were as follows:

	June 30,	January 1,
	2011	2011
United States	$503.8	$507.2
Elan	126.8	123.2
Netherlands (Vitae)	88.7	81.9
Right Management	62.5	60.6
Other reporting units	203.6	181.2
Total goodwill	$985.4	$954.1

We did not perform an interim impairment test of our goodwill and indefinite-lived intangible assets in the second quarter of 2011 as we noted no significant indicators of impairment as of June 30, 2011.

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$2.7	$2.1	$5.3	$4.4
Interest cost	3.9	3.5	7.8	7.2
Expected return on assets	(3.9)	(3.3)	(7.7)	(6.7)
Other	0.1	(0.1)	0.2	(0.3)
Total benefit cost	$2.8	$2.2	$5.6	$4.6

	Retiree Health Care Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$-	$0.1	$0.1	$0.1
Interest cost	0.3	0.4	0.6	0.7
Other	-	(0.1)	-	(0.1)
Total benefit cost	$0.3	$0.4	$0.7	$0.7

During the three and six months ended June 30, 2011, contributions made to our pension plans were $4.7 and $9.7, respectively, and contributions made to our retiree health care plan were $0.4 and $0.9, respectively. During 2011, we expect to make total contributions of $20.0 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of Comprehensive Income (Loss), net of tax, were as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net earnings	$72.7	$32.7	$108.4	$35.5
Other comprehensive income:
Foreign currency translation gain (loss)	19.7	(62.6)	69.0	(126.7)
Unrealized (loss) gain on investments	(0.4)	(1.7)	0.4	(0.6)
Defined benefit pension plans	0.4	0.5	1.1	0.5
Retiree health care plan	-	(0.1)	-	(0.1)
Comprehensive income (loss)	$92.4	$(31.2)	$178.9	$(91.4)

The components of Accumulated Other Comprehensive Income, net of tax, were as follows:

	June 30, 2011	December 31, 2010
Foreign currency translation gain	$165.6	$96.6
Unrealized gain on investments	8.4	8.0
Defined benefit pension plans	(18.0)	(19.1)
Retiree health care plan	1.5	1.5
Accumulated other comprehensive income	$157.5	$87.0

In December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock. This authorization was in addition to the 2007 authorization to repurchase 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0. The authorizations permit share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first half of 2011, we repurchased a total of 305,600 shares, composed of 236,790 shares under the 2007 authorization and 68,810 shares under the 2010 authorization. As of the second quarter of 2011, there were no shares remaining under the 2007 authorization. Under the 2010 authorization, there were 2.9 million shares remaining authorized for repurchase as of June 30, 2011.

On May 3, 2011, the Board of Directors declared a cash dividend of $0.40 per share, which was paid on June 15, 2011 to shareholders of record on June 1, 2011.

(11) Interest and Other Expenses

Interest and Other Expenses consisted of the following:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest expense	$11.1	$12.5	$21.3	$23.6
Interest income	(1.6)	(1.4)	(3.0)	(3.0)
Foreign exchange (gain) loss	(0.2)	0.9	0.3	2.8
Miscellaneous expense (income), net	2.5	(0.1)	4.3	1.4
Interest and other expenses	$11.8	$11.9	$22.9	$24.8

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

The €300.0 ($434.8) Notes and the €200.0 ($289.6) Notes were designated as economic hedges of our net investment in our foreign subsidiaries with a Euro functional currency as of June 30, 2011. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of Accumulated Other Comprehensive Income, net of taxes. As of June 30, 2011, we had a $90.3 unrealized loss included in Accumulated Other Comprehensive Income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded an insignificant gain associated with our forward contracts in Interest and Other Expenses for the quarter ended June 30, 2011, which offset the losses recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets were as follows:

		Fair Value Measurements Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale security	$0.4	$0.4	$-	$-
Deferred compensation plan assets	46.3	46.3	-	-
	$46.7	$46.7	$-	$-

		Fair Value Measurements Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale security	$0.4	$0.4	$-	$-
Foreign currency forward contracts	0.1	-	0.1	-
Deferred compensation plan assets	40.3	40.3	-	-
	$40.8	$40.7	$0.1	$-

The carrying value of Long-Term Debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes was $740.9 and $686.3 as of June 30, 2011 and December 31, 2010, respectively, compared to a carrying value of $724.4 and $668.3, respectively.

(13) Contingencies

In February 2009, the French Competition Council rendered its decision and levied a fine of €42.0 ($55.9) related to the competition investigation that began in November 2004, conducted by France’s Direction Generale de la concurrence, de la Consommation et de la Repression des Fraudes (“DGCCRF”), a body of the French Finance Minister that investigates frauds and competition violations. We had accrued for this fine as of December 31, 2008, paid this fine in April 2009 and appealed the Competition Council’s decision. In January 2010, we received notification that our appeal was denied, and in March 2010, we appealed the Competition Council’s decision to the Cour de Cassation. In March 2011, the Cour de Cassation, France’s highest court of appeal, confirmed the decision.

(14) Segment Data

Effective January 1, 2011, we created a new organizational structure in Europe in order to elevate our service quality throughout Europe, the Middle East and Africa. Other Southern Europe and Northern Europe, previously reported in Other EMEA, are now separate reportable segments. France, Italy, and Other Southern Europe are aggregated into our Southern Europe reportable segment. All previously reported results have been restated to conform to the current year presentation. Additionally, we changed the name of our Asia Pacific reportable segment to Asia Pacific Middle East (“APME”); the results of this reportable segment have not been restated as only the name has changed.

	3 Months Ended June 30,		6 Months Ended June 30,
	2011	2010	2011	2010
Revenues from Services:
Americas:
United States (a)	$791.6	$726.6	$1,542.5	$1,209.3
Other Americas	379.4	306.1	741.2	600.6
	1,171.0	1,032.7	2,283.7	1,809.9
Southern Europe:
France	1,644.0	1,255.9	2,997.8	2,363.4
Italy	344.9	258.8	629.5	493.0
Other Southern Europe	193.7	168.5	373.7	326.9
	2,182.6	1,683.2	4,001.0	3,183.3

Northern Europe	1,566.3	1,265.2	3,022.9	2,486.4
APME	662.8	505.7	1,265.7	1,003.2
Right Management	84.6	98.8	166.4	202.1
Consolidated (b)	$5,667.3	$4,585.6	$10,739.7	$8,684.9

Operating Unit Profit: (c)
Americas:
United States	$27.2	$14.7	$35.9	$2.8
Other Americas	12.3	8.7	25.1	18.3
	39.5	23.4	61.0	21.1
Southern Europe:
France	24.8	9.9	36.8	10.1
Italy	22.4	13.5	35.3	20.3
Other Southern Europe	2.7	2.1	4.9	1.2
	49.9	25.5	77.0	31.6

Northern Europe	56.1	28.4	98.0	47.4
APME	18.9	12.0	35.4	24.5
Right Management	2.8	7.8	6.1	20.3
	167.2	97.1	277.5	144.9
Corporate expenses	(30.5)	(22.8)	(62.5)	(46.8)
Intangible asset amortization expense (c)	(9.4)	(11.6)	(19.0)	(16.5)
Reclassification of French business tax (d)	23.5	16.4	40.4	30.1
Operating profit	150.8	79.1	236.4	111.7
Interest and other expenses	(11.8)	(11.9)	(22.9)	(24.8)
Earnings before income taxes	$139.0	$67.2	$213.5	$86.9

(a)
In the United States, where a majority of our franchises operate, Revenues from Services included fees received from the related franchise offices of $3.2 and $3.4 for the three months ended June 30, 2011 and 2010, respectively, and $5.9 for the six months ended June 30, 2011 and 2010. These fees are primarily based on revenues generated by the franchise offices, which were $163.2 and $155.8 for the three months ended June 30, 2011 and 2010, respectively, and $311.7 and $288.0 for the six months ended June 30, 2011 and 2010, respectively.

(b)
Our consolidated Revenues from Services include fees received from our franchise offices of $5.7 and $5.8 for the three months ended June 30, 2011 and 2010, respectively, and $11.6 and $10.4 for six months ending June 30, 2011 and 2010, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $249.6 and $237.3 for the three months ended June 30, 2011 and 2010, respectively and $524.1 and $431.2 for the six months ended June 30, 2011 and 2010, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See financial measures on pages 23 through 25 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended June 30, 2011 and 2010

In the second quarter of 2011, we continued to see strong growth in most of our markets, which allowed us to improve our operating leverage and our operating results for the quarter. The improved operating leverage resulted from our being able to utilize excess capacity in the network to support the revenue growth without a similar increase in our expenses. This leverage was possible as we made strategic cost reductions during the economic downturn, which reduced the adverse impact of the economy during the period, yet preserved capacity within our network to handle the increased demand that we experienced during the current period. As expected, we also experienced a decline in our operating cash flows as our working capital needs increased with our revenue growth.

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

The following table presents selected consolidated financial data for the three months ended June 30, 2011 as compared to 2010.

(in millions except per share data)	2011	2010	Variance	Constant Currency Variance
Revenues from services	$5,667.3	$4,585.6	23.6%	12.0%
Cost of services	4,705.1	3,788.6	24.2	12.4
Gross profit	962.2	797.0	20.7	9.8
Gross profit margin	17.0%	17.4%
Selling and administrative expenses	811.4	717.9	13.0	3.5
Operating profit	150.8	79.1
Operating profit margin	2.7%	1.7%
Interest and other expenses	11.8	11.9	(1.2)
Earnings before income taxes	139.0	67.2
Provision for income taxes	66.3	34.5
Effective income tax rate	47.7%	51.5%
Net earnings	$72.7	$32.7
Net earnings per share – diluted	$0.87	$0.40
Weighted average shares – diluted	83.3	82.5	1.0%

We have continued to see improvements in most markets with regard to our staffing and workforce solutions business during the second quarter of 2011 as economic conditions have remained strong. At Right Management, we have seen a decline in demand for the counter-cyclical outplacement services as expected with the improving economic conditions and growth in our staffing and solutions business.

The year-over-year increase in Revenue from Services was primarily attributed to:

•
Increased demand for services in most of our markets, including the Americas, Southern Europe, Northern Europe and Asia Pacific Middle East (“APME”), where revenues increased 11.8%, 14.5%, 9.4% and 16.4%, respectively, on a constant currency basis;

•
our acquisition of three entities in APME during April 2011 which added approximately 1% revenue growth to our consolidated results. During the second quarter of 2011, APME experienced revenue growth of 8.7% on an organic constant currency basis;

•	an 11.6% increase due to the impact of currency exchange rates; partially offset by

•	decreased demand for services for Right Management, where revenues decreased 19.9%, on a constant currency basis, including a 32.2% decline in our outplacement services.

The year-over-year decrease in Gross Profit Margin was primarily attributed to:

•	a 30 basis point (-0.30%) decline due to the outplacement revenue decline of Right Management, where the gross profit margin is higher than our Company average;

•	a 20 basis point (-0.20%) decline due to mix changes in our revenues; and

•	a 10 basis point (-0.10%) decline due to our acquisitions in APME; partially offset by

•	a 10 basis point (0.10%) favorable impact due to the growth in our permanent recruitment business; and

•	a 10 basis point (0.10%) improvement in our temporary staffing business margins.

The 13.0% increase in Selling and Administrative Expenses for the current quarter (3.5% increase in constant currency and 3.2% increase in organic constant currency) was attributed to:

•	an increase in our organic salary-related costs due to an increase in headcount in certain markets in response to increased demand;

•	a 9.5% increase due to the impact of currency exchange rates; and

•	the addition of recurring selling and administrative costs for our three APME acquisitions.

Selling and Administrative Expenses as a percent of revenues decreased 140 basis points (-1.4%) in the second quarter of 2011 compared to 2010 due primarily to productivity enhancements and expense leveraging, as this 13.0% (or 3.5% in constant currency) increase in expense supported the 23.6% increase in revenues (or 12.0% in constant currency) in the second quarter of 2011 as compared to 2010.

Interest and Other Expenses were $11.8 million for the second quarter of 2011 compared to $11.9 million in 2010. Net Interest Expense decreased $1.6 million in the second quarter of 2011 to $9.5 million due primarily to us incurring $2.2 million of interest expense in 2010 to write-off COMSYS’s deferred financing costs. Translation gains were $0.2 million in the second quarter of 2011 compared to translation losses of $0.9 million in 2010.

We recorded income tax expense, at an effective rate of 47.7%, for the three months ended June 30, 2011, as compared to an income tax expense, at an effective rate of 51.5%, for the three months ended June 30, 2010. The 2011 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income, while 2010 was unfavorably impacted by an increase in valuation allowances related to losses in certain non-U.S. entities. The 47.7% rate was higher than the U.S. Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 46%, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items, repatriations from non-U.S. entities and the French Business Tax. Excluding the impact of the French Business Tax, our tax rate for the three months ended June 30, 2011 would have been approximately 37%.

Operating Results – Six Months Ended June 30, 2011 and 2010

On April 5, 2010, we completed our acquisition of COMSYS IT Partners, Inc. (“COMSYS”) from its existing shareholders.  COMSYS’s operating results have been included within our consolidated results from April 5, 2010 forward. In the first quarter of 2011, COMSYS had been fully integrated into our operations.

The following table presents selected consolidated financial data for the six months ended June 30, 2011 compared to 2010.

(in millions except per share data)	2011	2010	Variance	Constant Currency Variance
Revenues from services	$10,739.7	$8,684.9	23.7%	16.6%
Cost of services	8,919.9	7,186.4	24.1	17.0
Gross profit	1,819.8	1,498.5	21.4	14.6
Gross profit margin	16.9%	17.3%
Selling and administrative expenses	1,583.4	1,386.8	14.2	8.4
Operating profit	236.4	111.7
Operating profit margin	2.2%	1.3%
Interest and other expenses	22.9	24.8	(7.7)
Earnings before income taxes	213.5	86.9
Provision for income taxes	105.1	51.4
Effective income tax rate	49.2%	59.2%
Net earnings	$108.4	$35.5
Net earnings per share – diluted	$1.30	$0.44
Weighted average shares – diluted	83.7	81.2	3.0%

We have continued to see improvements in most markets with regard to our staffing and workforce solutions business during the first half of 2011 as economic conditions have improved globally. At Right Management, we have seen a decline in demand for the counter-cyclical outplacement services as expected with the improving economic conditions and growth in our staffing and solutions business.

The year-over-year increase in Revenue from Services was primarily attributed to:

•
Increased demand for services in most of our markets, including the Americas, Southern Europe, Northern Europe and APME, where revenues increased 24.7%, 18.1%, 13.0% and 13.8%, respectively, on a constant currency basis;

•
our acquisition of three entities in APME during April 2011 which added 0.5% revenue growth to our consolidated results. During the first half of 2011, APME experienced revenue growth of 10.0% on an organic constant currency basis;

•	a 7.1% increase due to the impact of currency exchange rates; partially offset by

•	decreased demand for services for Right Management, where revenues decreased 21.3%, on a constant currency basis, including a 33.5% decline in our outplacement services.

The year-over-year decrease in Gross Profit Margin was primarily attributed to:

•	a 40 basis point (-0.40%) decline due to the outplacement revenue decline of Right Management, where the gross profit margin was higher than our Company average;

•	a 10 basis point (-0.10%) decline due to mix changes in our revenues;

•	a 10 basis point (-0.10%) decline due to our acquisitions in APME; partially offset by

•	a 20 basis point (0.20%) favorable impact due to the growth in our permanent recruitment business.

The 14.2% increase in Selling and Administrative Expenses for the first half of 2011 (8.4% increase in constant currency) was attributed to:

•	an increase in our organic salary-related costs due to an increase in headcount in certain markets in response to the increased demand; and

•	a 5.8% increase due to the impact of currency exchange rates.

Selling and Administrative Expenses as a percent of revenues decreased 130 basis points (-1.3%) for the first half of 2011 compared to 2010 due primarily to productivity enhancements and expense leveraging, as this 14.2% (or 8.4% in constant currency) increase in expense supported the 23.7% increase in revenues (or 16.6% in constant currency) for the first half of 2011 as compared to 2010.

Interest and Other Expenses were $22.9 million for the first half of 2011 compared to $24.8 million in 2010. Net Interest Expense decreased $2.3 million in the first half of 2011 to $18.3 million due primarily to us incurring $2.2 million of interest expense in 2010 to write-off COMSYS’s deferred financing costs. Translation losses were $0.3 million in the first half of 2011 compared to $2.8 million in 2010.

We recorded an income tax expense, at an effective rate of 49.2%, for the first half of 2011, as compared to an income tax expense, at an effective rate of 59.2%, for the first half of 2010. The 2011 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income. Excluding the impact of the French Business Tax, our tax rate for the first half of 2011 would have been approximately 37%.

Segment Operating Results

Effective January 1, 2011, we created a new organizational structure in Europe in order to elevate our service quality throughout Europe, the Middle East and Africa. Other Southern Europe and Northern Europe, previously reported in Other EMEA, are now separate reportable segments. France, Italy and Other Southern Europe are aggregated into our Southern Europe reportable segment. All previously reported results have been restated to conform to the current year presentation. Additionally, we have changed the name of our Asia Pacific reportable segment to APME; the results of this reportable segment have not been restated as only the name has changed.

Americas

In the Americas, Revenues from Services increased 13.4% (11.8% in constant currency) for the second quarter of 2011 compared to 2010. In the United States (which represents 67.6% of the Americas’ revenues), Revenues from Services improved 9% in the second quarter of 2011 compared to 2010 due to growth in our temporary staffing business, particularly in the light industrial sector, and an increase of 59.4% in permanent recruitment revenues. In Other Americas, Revenues from Services improved 23.9% (18.5% in constant currency) led by revenue growth in Argentina and Mexico. The revenue increase in Argentina was primarily due to inflation.

In the Americas, Revenues from Services increased 26.2% (24.7% in constant currency) for the first half of 2011 compared to 2010. In the United States, Revenues from Services improved 27.6% in the first half of 2011 compared to 2010, due to the acquisition of COMSYS as well as an increase in volumes in our core temporary staffing business, particularly in the light industrial sector. In Other Americas, Revenues from Services increased 23.4% (18.9% in constant currency) in the first half of 2011 compared to 2010.

Gross Profit Margin increased during both the second quarter and the first half of 2011 compared to 2010 due to an improvement in temporary staffing margins, the impact of the COMSYS acquisition in the first quarter and an increase in our permanent recruitment and ManpowerGroup Solutions businesses. We were able to increase our bill rates to cover the impact of increased SUTA taxes, which were effective in 2011.

Selling and Administrative Expenses increased during the second quarter and the first half of 2011 compared to 2010, due primarily to an increase in our organic salary-related costs as we added headcount to support the increased demand. In the first quarter of 2011, Selling and Administrative Expenses also increased because of the addition of COMSYS’s recurring selling and administrative costs as the acquisition occurred in April 2010. Selling and Administrative Expenses as a percent of revenues decreased in both the second quarter and the first half of 2011 compared to 2010 due to improved expense leveraging as we were able to support the revenue growth without a similar increase in expenses.

Operating Unit Profit (“OUP”) Margin in the Americas was 3.4% and 2.3% for the second quarter of 2011 and 2010, respectively.  In the United States, OUP Margin was 3.4% in the second quarter of 2011 compared to 2.0% in 2010. In Other Americas, OUP Margin was 3.2% in the second quarter of 2011 compared to 2.8% in 2010. The increased margins resulted from the higher revenue and gross margin levels coupled with the improved leveraging of expenses.

OUP Margin in the Americas was 2.7% and 1.2% for the first half of 2011 and 2010, respectively. In the United States, OUP Margin was 2.3% and 0.2% for the first half of 2011 and 2010, respectively. In Other Americas, OUP Margin was 3.4% and 3.0% for the first half of 2011 and 2010, respectively.

Southern Europe

In Southern Europe, which includes operations in France and Italy, Revenues from Services increased 29.7% (14.5% in constant currency) during the second quarter of 2011 compared to 2010. In France (which represents 75.3% of Southern Europe’s revenues), Revenues from Services increased 15.5% in constant currency during the second quarter of 2011 compared to 2010.  In Italy (which represents 15.8% of Southern Europe’s revenues), Revenues from Services improved 17.6% in constant currency during the second quarter of 2011 compared to 2010. In Other Southern Europe, Revenues from Services increased 3.0% in constant currency in the second quarter of 2011 compared to 2010. During the second quarter of 2011, Southern Europe experienced strong growth in the temporary staffing business, while permanent recruitment revenues increased 32.8% in constant currency.

In Southern Europe, Revenues from Services increased 25.7% (18.1% in constant currency) in the first half of 2011 compared to 2010. In France, Revenues from Services increased 26.8% (19.1% in constant currency) in the first half of 2011 compared to 2010, while Italy increased 27.7% (19.9% in constant currency) and Other Southern Europe increased 14.3% (7.9% in constant currency). During the first half of 2011, Southern Europe had strong growth in our temporary staffing business (increased 18.1% in constant currency) and permanent recruitment revenues (increased 22.8% in constant currency).

Gross Profit Margin decreased in both the second quarter and first half of 2011 compared to the respective 2010 periods due primarily to the reduction in French payroll tax subsidies that was effective in January 2011. While we have increased our bill rates to cover this change, timing of price increases has lagged, resulting in a net unfavorable impact on our margin in the second quarter. We believe we will fully recover this increase by the fourth quarter of this year.

Selling and Administrative Expenses increased in both the second quarter and first half of 2011 compared to the respective 2010 periods due to an increase in salary-related costs resulting from an increase in headcount needed to support the revenue growth and an increase in variable compensation as operating results have improved. Selling and Administrative Expenses as a percent of revenues decreased in both the second quarter and the first half of 2011 compared to 2010.

OUP Margin in Southern Europe was 2.3% and 1.5% for the second quarter of 2011 and 2010, respectively. This increase reflects an improvement across the region, with France’s OUP Margin at 1.5% for the second quarter of 2011 compared to 0.8% in 2010, Italy’s OUP Margin at 6.5% in the second quarter of 2011 compared to 5.2% in 2010 and Other Southern Europe’s OUP Margin at 1.4% in the second quarter 2011 compared to 1.2% in 2010. This increase is due to improved operating leverage as we were able to support the increase in business without a similar increase in expense.

OUP Margin in Southern Europe was 1.9% and 1.0% for the first half of 2011 and 2010, respectively. This increase reflects an improvement across the region, with France’s OUP Margin at 1.2% for the first half of 2011 compared to 0.4% in 2010, Italy’s OUP Margin at 5.6% in the first half of 2011 compared to 4.1% in 2010 and Other Southern Europe’s OUP Margin at 1.3% in the first half of 2011 compared to 0.4% in 2010.

Northern Europe

In Northern Europe, which includes operations in the Nordics, the United Kingdom, Germany and the Netherlands, Revenues from Services increased 23.8% (9.4% in constant currency) in the second quarter of 2011 as compared to 2010. While we experienced strong growth in many markets in the quarter, this revenue growth does reflect some moderating from what we saw in the first quarter. The growth came from within our temporary staffing business and our permanent recruitment business, which increased revenues 26.5% in constant currency during the current quarter.

In Northern Europe, Revenues from Services increased 21.6% (13.0% in constant currency) in the first half of 2011 compared to 2010 for the same reasons as noted above. Our permanent recruitment revenues increased 29.3% in constant currency during the first half of 2011 compared to 2010.

Gross Profit Margin increased in both the second quarter and first half of 2011 compared to 2010 primarily due to the increase in the permanent recruitment business.

Selling and Administrative Expenses increased in the second quarter and first half of 2011 compared to 2010 primarily due to additional headcount required to meet the higher demand for our services. Selling and Administrative Expenses as a percent of revenues decreased in both the second quarter and the first half of 2011 compared to 2010.

OUP Margin for Northern Europe was 3.6% and 2.2% for the second quarter of 2011 and 2010, respectively, and was 3.2% and 1.9% for the first half of 2011 and 2010, respectively. The improvements were the result of gaining operating leverage to support higher revenue levels without a similar increase in expenses.

APME

Revenues from Services for APME increased 31.0% (16.4% in constant currency and 8.7% in organic constant currency) in the second quarter of 2011 compared to 2010. During the second quarter of 2011, China and India both made acquisitions, which significantly increased their revenues. Australia also experienced significant revenue growth in their temporary staffing business, which resulted in revenue growth of 19.1% in constant currency, during the second quarter of 2011 compared to 2010. This was offset, in part, by Japan, where Revenues from Services were down -0.5% in constant currency in the second quarter of 2011 compared 2010 as a 39.8% increase in the ManpowerGroup Solutions business could not fully offset the decline in staffing that resulted from the earthquake and tsunami early in the quarter.

Revenues from Services for APME increased 26.1% (13.8% in constant currency and 10.0% in organic constant currency) in the first half of 2011 compared to 2010 for the reasons noted above.

Gross Profit Margin decreased in both the second quarter and the first half of 2011 compared to 2010 due to changes in business mix that were impacted, in part, by growth in several larger clients with lower margin business and by our acquisitions.

Selling and Administrative Expenses increased in both the second quarter and first half of 2011 compared to 2010 primarily due to increased compensation costs arising from headcount increases to support the growth in revenue and an increase in variable incentive-based compensation as a result of improved results. Selling and Administrative Expenses as a percent of revenues decreased in both the second quarter and the first half of 2011 compared to 2010.

OUP Margin for APME was 2.8% in the second quarter of 2011 compared to 2.3% in 2010. OUP Margin for APME was 2.8% for the first half of 2011 compared to 2.4% in 2010.

Right Management

Revenues from Services for Right Management in the second quarter of 2011 decreased 14.3% (-19.9% in constant currency) compared to 2010. This decrease in revenues was due to a 32.2% decline in the demand for the counter-cyclical outplacement services, where revenues decline as we experience an economic recovery. The decline in outplacement services was in part offset by a 13.3% increase in our talent management business. Revenues from Services for Right Management in the first half of 2011 decreased 17.7% (-21.3% in constant currency) compared to 2010 due to the decline in the outplacement services.

Gross Profit Margin decreased in both the second quarter and the first half of 2011 compared to the respective 2010 periods because of the business mix change, as we saw the decline in the higher margin outplacement services.

Selling and Administrative Expenses decreased in both the second quarter and the first half of 2011 compared to 2010, as costs were reduced in response to the lower 2011 revenue volumes. As a percentage of revenues, Selling and Administrative Expenses increased in both the second quarter and the first half of 2011 compared 2010, as our fixed costs are now supporting lower revenues.

OUP Margin for Right Management was 3.3% in the second quarter of 2011 compared to 7.9% in 2010. OUP Margin for Right Management was 3.7% in the first half of 2011 compared to 10.1% in 2010. The prior year OUP margins were higher given the greater mix of outplacement business in 2010.

Financial Measures

Constant Currency and Organic Constant Currency Reconciliation

Changes in our financial results include the impact of changes in foreign currency exchange rates. We provide “constant currency” and “organic constant currency” calculations in our quarterly report to remove the impact of these items. We express year-over-year variances that were calculated in constant currency and organic constant currency as a percentage.

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

Reconciliation to the percent variances calculated based on our financial results is provided below:

	3 Months Ended June 30, 2011 Compared to 2010
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$791.6	9.0%	-%	9.0%	-%	9.0%
Other Americas	379.4	23.9	5.4	18.5	-	18.5
	1,171.0	13.4	1.6	11.8	-	11.8

Southern Europe:
France	1,644.0	30.9	15.4	15.5	-	15.5
Italy	344.9	33.3	15.7	17.6	-	17.6
Other Southern Europe	193.7	14.9	11.9	3.0	-	3.0
	2,182.6	29.7	15.2	14.5	-	14.5

Northern Europe	1,566.3	23.8	14.4	9.4	-	9.4
APME	662.8	31.0	14.6	16.4	7.7	8.7
Right Management	84.6	(14.3)	5.6	(19.9)	-	(19.9)
Consolidated	$5,667.3	23.6	11.6	12.0	0.9	11.1

Gross Profit	$962.2	20.7	10.9	9.8	0.4	9.4
Selling and Administrative Expense	$811.4	13.0	9.5	3.5	0.3	3.2
Operating Profit	$150.8	90.6	23.1	67.5	2.1	65.4

(a)	In millions for the three months ended June 30, 2011.

	6 Months Ended June 30, 2011 Compared to 2010
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,542.5	27.6%	-%	27.6%	-%	27.6%
Other Americas	741.2	23.4	4.5	18.9	-	18.9
	2,283.7	26.2	1.5	24.7	-	24.7

Southern Europe:
France	2,997.8	26.8	7.7	19.1	-	19.1
Italy	629.5	27.7	7.8	19.9	-	19.9
Other Southern Europe	373.7	14.3	6.4	7.9	-	7.9
	4,001.0	25.7	7.6	18.1	-	18.1

Northern Europe	3,022.9	21.6	8.6	13.0	-	13.0
APME	1,265.7	26.1	12.3	13.8	3.8	10.0
Right Management	166.4	(17.7)	3.6	(21.3)	-	(21.3)
Consolidated	$10,739.7	23.7	7.1	16.6	0.5	16.1

Gross Profit	$1,819.8	21.4	6.8	14.6	0.2	14.4
Selling and Administrative Expense	$1,583.4	14.2	5.8	8.4	0.1	8.3
Operating Profit	$236.4	111.7	19.5	92.2	1.5	90.7

(a)	In millions for the six months ended June 30, 2011.

Liquidity and Capital Resources

Cash used in operating activities was $192.1 million during the first half of 2011 compared to $65.7 million during the first half of 2010. Working capital needs increased to $389.5 million during the first half of 2011 compared to $169.0 million during the same period in 2010. These increases were attributable to increased working capital needs as a result of the growth in the business and timing of tax payments.

Accounts receivable increased to $4,496.8 million as of June 30, 2011 from $3,844.1 million as of December 31, 2010. This increase was primarily due to increased business volumes and changes in foreign currency exchange rates. At exchange rates as of December 31, 2010, the June 30, 2011 balance would have been approximately $232.4 million lower than reported.

Capital expenditures were $27.6 million in the first half of 2011 compared to $27.9 million during the same period in 2010. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions in the first half of 2011 was $15.2 million, compared to $258.5 million during the same period in 2010.

Net debt borrowings were $4.4 million in the first half of 2011 compared to repayments of $4.9 million in the first half of 2010.

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

Our €300.0 million notes are due June 2012, our $400.0 million revolving credit agreement expires in November 2012, and our €200.0 million notes are due June 2013. When these facilities mature, we plan to repay these amounts with available cash or refinance them with our revolver or new long-term facilities. In the event that the economy slows again and declines for an extended period of time, we may be unable to repay these amounts with available cash and, as such, may need to replace these borrowings with new long-term facilities. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we need to replace our facilities.

As of June 30, 2011, we had letters of credit totaling $2.2 million issued under our $400.0 million revolving credit agreement. Additional borrowings of $397.8 million were available to us under the credit agreement as of June 30, 2011.

Our $400.0 million revolving credit agreement requires that we comply with a maximum Debt-to-EBITDA ratio of 3.75 to 1 and a minimum fixed charge ratio of 1.35 to 1 for the quarter ended June 30, 2011. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.35 to 1 and a fixed charge ratio of 2.84 to 1 for the quarter. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of June 30, 2011, such credit lines totaled $419.8 million, of which $387.1 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. As of June 30, 2011, additional borrowings of $267.1 million could be made under these lines.

In December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock. This authorization was in addition to the 2007 authorization to repurchase 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million. The authorizations permit share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first half of 2011, we repurchased a total of 305,600 shares, composed of 236,790 shares under the 2007 authorization and 68,810 shares under the 2010 authorization. As of the second quarter of 2011, there were no shares remaining under the 2007 authorization. Under the 2010 authorization, there were 2.9 million shares remaining authorized for repurchase as of June 30, 2011.

On May 3, 2011, the Board of Directors declared a cash dividend of $0.40 per share, which was paid on June 15, 2011 to shareholders of record on June 1, 2011.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, liability for unrecognized tax benefits including related interest and penalties and certain other commitments of $1,722.2 million as of June 30, 2011 compared to $1,702.7 million as of December 31, 2010.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $173.3 million and $168.1 million as of June 30, 2011 and December 31, 2010, respectively, consisting of $133.8 million and $131.4 million for guarantees, respectively, and $39.5 million and $36.7 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.8 million and $1.0 million in the first six months of 2011 and 2010, respectively.

We recorded net reorganization costs of $1.6 million and $2.5 million in the first half of 2011 and 2010, respectively, in Selling and Administrative Expenses, related to severances and office closures and consolidations in several countries. These expenses are net of reversals resulting mainly from larger-than-estimated cost savings from subleasing and lease buyouts as well as lower-than-expected severance costs. During the first half of 2011, we made payments of $16.1 million out of our reorganization reserve. We expect a majority of the remaining $19.7 million reserve will be paid in 2011. Changes in our reorganization reserve by reportable segment and Corporate are shown in Note 5 to the Consolidated Financial Statements.

Legal Regulations

In February 2009, the French Competition Council rendered its decision and levied a fine of €42.0 million ($55.9 million) related to the competition investigation that began in November 2004, conducted by France’s Direction Generale de la concurrence, de la Consommation et de la Repression des Fraudes (“DGCCRF”), a body of the French Finance Minister that investigates frauds and competition violations. We had accrued for this fine as of December 31, 2008, paid this fine in April 2009 and appealed the Competition Council’s decision. In January 2010, we received notification that our appeal was denied, and in March 2010, we appealed the Competition Council’s decision to the Cour de Cassation. In March 2011, the Cour de Cassation, France’s highest court of appeal confirmed the decision.

The French government announced new legislation in 2011 that reduces employer payroll tax subsidies that are received under their social programs aimed at reducing the cost of labor and encouraging employment of low-wage workers. In France, this new legislation is expected to increase our direct costs, unfavorably impacting our margin by approximately 90 basis points in 2011. We currently expect to pass on this additional cost through higher bill rates, however, we had an unfavorable impact on margins in the second quarter of 2011 due to the timing of some price increases.

In July 2011, the French Social Security Act FY11 was passed by the French government, which requires French companies to pay a bonus to all employees when dividends paid to shareholders have increased compared to the average dividend paid over the previous two fiscal years. We are currently assessing the impact that this legislation may have on our financials, but we do not expect it to have a material impact in the near term.

The Agency Workers Directive (“AWD”) impacts all EU member states and was passed to ensure “equal treatment” for agency (temporary) workers. It also requires all member states to review and address unnecessary prohibitions and restrictions on the use of agency workers. Equal treatment is already in place by law in many countries, and so we do not expect any significant changes other than the removal of some restrictions in certain of these countries, which could have a favorable impact on our business. The United Kingdom, however, is currently the least regulated staffing market in Europe, and so AWD may have an unfavorable impact on our business as various regulations are put into effect in October 2011. We cannot currently estimate the impact, if any, that the changes will have on our business.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock. This authorization was in addition to the 2007 authorization to repurchase 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million. The authorizations permit share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of the second quarter of 2011, there were no shares remaining under the 2007 authorization.  The following table shows the total amount of shares repurchased under these authorizations during the second quarter of 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1 – 30, 2011	(174	)(1)	$-	-	3,236,790
May 1 – 31, 2011	309,391	(2)	61.44	305,600	2,931,190
June 1 -30, 2011	125	(3)	-	-	2,931,190

(1) Adjustment to shares of common stock previously withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by an officer in settlement of restricted stock units.
(2) 3,791 shares of common stock were withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by an officer in settlement of restricted stock.
(3) Shares of restricted stock delivered by a director to ManpowerGroup, upon vesting, to satisfy tax withholding requirements.

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

Frequency of the Vote on Compensation of our Named Executive Officers

We will hold an advisory vote on executive compensation every year until we hold the next advisory shareholder vote on the frequency of the vote on the compensation of our named executive officers.

 Item 6 – Exhibits

10.1
Manpower Inc. Corporate Senior Management Annual Incentive Pool Plan, incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on March 23, 2011 in connection with the 2011 Annual Meeting of the Shareholders of Manpower Inc.

10.2
2011 Equity Incentive Plan of Manpower Inc., incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed on March 23, 2011 in connection with the 2011 Annual Meeting of the Shareholders of Manpower Inc.

10.3
Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors Under the 2-11 Equity Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated May 3, 2011.

10.4	Amended Offer Letter Agreement between Hans Leentjes and Manpower Inc. dated as of May 10, 2011.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from ManpowerGroup’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC. (d/b/a ManpowerGroup)
(Registrant)

Date: August 4, 2011

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

Exhibit No.	Description

10.1
Manpower Inc. Corporate Senior Management Annual Incentive Pool Plan, incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on March 23, 2011 in connection with the 2011 Annual Meeting of the Shareholders of Manpower Inc.

10.2
2011 Equity Incentive Plan of Manpower Inc., incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed on March 23, 2011 in connection with the 2011 Annual Meeting of the Shareholders of Manpower Inc.

10.3
Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors Under the 2-11 Equity Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K dated May 3, 2011.

10.4	Amended Offer Letter Agreement between Hans Leentjes and Manpower Inc. dated as of May 10, 2011.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from ManpowerGroup’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.