Form 10-Q
period 2011-09-30
MANPOWER INC /WI/
filed 2011-11-04
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
September 30, 2011
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at November 3, 2011
Common Stock, $.01 par value	81,588,733

ManpowerGroup

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-18
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5	Other Information	34
Item 6	Exhibits	35

SIGNATURES		36

EXHIBIT INDEX		37

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup

Consolidated Balance Sheets (Unaudited)
(In millions)

ASSETS

	September 30,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$563.5	$772.6
Accounts receivable, less allowance for doubtful accounts of $112.3 and $111.6, respectively	4,342.0	3,844.1
Prepaid expenses and other assets	166.1	197.6
Future income tax benefits	58.2	59.7
Total current assets	5,129.8	4,874.0

OTHER ASSETS:
Goodwill	989.0	954.1
Intangible assets, less accumulated amortization of $166.6 and $138.1, respectively	367.4	376.2
Other assets	416.8	355.1
Total other assets	1,773.2	1,685.4

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	703.0	688.8
Less: accumulated depreciation and amortization	530.3	518.5
Net property and equipment	172.7	170.3
Total assets	$7,075.7	$6,729.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2011	2010
CURRENT LIABILITIES:
Accounts payable	$1,458.7	$1,313.9
Employee compensation payable	221.8	240.2
Accrued liabilities	508.5	547.4
Accrued payroll taxes and insurance	719.8	677.7
Value added taxes payable	538.1	482.2
Short-term borrowings and current maturities of long-term debt	435.2	28.7
Total current liabilities	3,882.1	3,290.1

OTHER LIABILITIES:
Long-term debt	268.2	669.3
Other long-term liabilities	399.4	373.1
Total other liabilities	667.6	1,042.4

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 108,799,698 and 108,294,605 shares, respectively	1.1	1.1
Capital in excess of par value	2,824.1	2,781.7
Retained earnings	940.4	785.2
Accumulated other comprehensive income	63.1	87.0
Treasury stock at cost, 27,476,310 and 26,535,104 shares, respectively	(1,302.7)	(1,257.8)
Total shareholders’ equity	2,526.0	2,397.2
Total liabilities and shareholders’ equity	$7,075.7	$6,729.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues from services	$5,782.3	$4,972.0	$16,522.0	$13,656.9
Cost of services	4,831.0	4,130.8	13,750.9	11,317.2
Gross profit	951.3	841.2	2,771.1	2,339.7
Selling and administrative expenses	793.3	732.3	2,376.7	2,119.1
Operating profit	158.0	108.9	394.4	220.6
Interest and other expenses	11.0	8.4	33.9	33.2
Earnings before income taxes	147.0	100.5	360.5	187.4
Provision for income taxes	67.4	49.2	172.5	100.6
Net earnings	$79.6	$51.3	$188.0	$86.8
Net earnings per share – basic	$0.97	$0.63	$2.30	$1.08
Net earnings per share – diluted	$0.97	$0.62	$2.26	$1.06
Weighted average shares – basic	81.7	81.9	81.9	80.7
Weighted average shares – diluted	82.4	82.7	83.3	81.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Statements of Cash Flows (Unaudited)
(In millions)
	9 Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$188.0	$86.8
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	78.3	80.2
Deferred income taxes	(2.6)	(44.9)
Provision for doubtful accounts	19.5	22.0
Share-based compensation	24.7	17.9
Excess tax benefit on exercise of stock options	(1.2)	(0.8)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(521.7)	(730.2)
Other assets	(31.5)	17.9
Other liabilities	173.1	494.7
Cash used in operating activities	(73.4)	(56.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45.9)	(41.8)
Acquisitions of businesses, net of cash acquired	(32.1)	(260.6)
Proceeds from the sale of property and equipment	4.3	3.1
Cash used in investing activities	(73.7)	(299.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	6.3	(19.5)
Proceeds from long-term debt	0.1	1.4
Repayments of long-term debt	(0.4)	(1.0)
Proceeds from share-based awards	18.8	15.0
Excess tax benefit on exercise of stock options	1.2	0.8
Repurchases of common stock	(42.7)	(34.8)
Dividends paid	(32.8)	(30.6)
Cash used in financing activities	(49.5)	(68.7)

Effect of exchange rate changes on cash	(12.5)	8.1
Change in cash and cash equivalents	(209.1)	(416.3)
Cash and cash equivalents, beginning of year	772.6	1,014.6
Cash and cash equivalents, end of period	$563.5	$598.3

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$39.8	$42.3
Income taxes paid	$125.5	$66.1
Non-cash financing activity:
Common stock issued for acquisition	$-	$188.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months and Nine Months Ended September 30, 2011 and 2010
(In millions, except share and per share data)

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

The information provided reflects all adjustments that, in the opinion of management, were necessary for a fair statement of the results of operations for the periods presented. Such adjustments were of a normal recurring nature.

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2011 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2011 included: expected future revenue growth rates, operating unit profit margins, and working capital levels; discount rates ranging from 12.3% to 20.0%; and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through our filing date and noted no events that are subject to recognition or disclosure other than what is included in Note 4, Note 9 and Note 11.

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

In May 2011, the FASB issued new accounting guidance on fair value measurement. The new guidance clarifies some existing concepts, eliminates wording differences between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards ("IFRS"), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The guidance is effective for us in 2012 and must be applied prospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued new accounting guidance on presentation of comprehensive income. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity. The guidance is effective for us in 2012 and must be applied retrospectively. We do not expect the adoption of this guidance to have an impact on our Consolidated Financial Statements.

In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The guidance is effective for us in 2012, with early adoption permitted. We do not expect the adoption of this guidance to have an impact on our Consolidated Financial Statements.

(3) Stock Compensation Plans

During the three months ended September 30, 2011 and 2010, we recognized share-based compensation expense of approximately $8.2 and $6.4, respectively, and $24.7 and $17.9 for the nine months ended September 30, 2011 and 2010, respectively. The expense relates to grants of stock options, deferred stock units, restricted stock units and performance share units. Consideration received from stock-based awards was $21.0 and $15.8 for the nine months ended September 30, 2011 and 2010, respectively. We recognize share-based compensation expense related to grants of share-based awards in Selling and Administrative Expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, for the nine months ended September 30 was $32.1 and $260.6 for 2011 and 2010, respectively.

On September 22, 2011, we acquired approximately 70% of the shares and voting rights of Proservia SA, a provider of information technology and systems engineering solutions in France. We acquired most of the remaining shares and voting rights on November 2, 2011. The purchase price was €14.89 per share. As of September 30, 2011, we have not completed the purchase accounting associated with this acquisition.

Total consolidated amortization expense for intangible assets related to acquisitions for the remainder of 2011 is expected to be $10.0 and in each of the next five years is expected to be as follows: 2012- $35.9, 2013 - $31.1, 2014 - $25.9, 2015 - $22.6 and 2016 - $19.4.

(5) Reorganization Costs

We recorded net reorganization costs of $2.1 and $8.1 in the first nine months of 2011 and 2010, respectively, in Selling and Administrative Expenses, related to severances and office closures and consolidations in several countries. These expenses are net of reversals of previous accruals resulting mainly from larger-than-estimated cost savings from subleasing and lease buyouts as well as lower-than-expected severance costs. During the first nine months of 2011, we made payments of $18.8 out of our reorganization reserve. We expect a majority of the remaining $17.5 reserve will be paid by the end of 2012.

Changes in the reorganization reserve by reportable segment and Corporate are shown below. This presentation reflects the realignment of our segments. See Note 15 for further information.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2011	$7.4	$5.6	$5.0	$0.7	$14.4	$1.1	$34.2
Severance costs, net	(0.1)	0.9	1.0	0.4	0.1	-	2.3
Office closure costs, net	0.2	0.2	0.1	-	(0.7)	-	(0.2)
Costs paid or utilized	(4.5)	(2.6)	(2.4)	-	(8.2)	(1.1)	(18.8)
Balance, September 30, 2011	$3.0	$4.1	$3.7	$1.1	$5.6	$-	$17.5

(1)    Balance related to United States was $7.4 as of January 1, 2011. During the first nine months of 2011, United States recorded severance reversals of ($0.3) and office closure costs of $0.2 and paid out $4.4, leaving a $2.9 liability as of September 30, 2011.
(2)    Balance related to France was $5.6 as of January 1, 2011. During the first nine months of 2011, France recorded office closure costs of $0.1 and paid/utilized $2.2, leaving a $3.5 liability as of September 30, 2011. Italy had no liability as of January 1, 2011 but recorded severance costs of $0.9 in the first nine months of 2011 and paid out $0.5, leaving a $0.4 liability as of September 30, 2011.

(6) Income Taxes

We recorded income tax expense, at an effective rate of 45.9%, for the three months ended September 30, 2011, as compared to an income tax expense, at an effective rate of 48.9%, for the three months ended September 30, 2010. The 2011 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income, while 2010 was unfavorably impacted by an increase in valuation allowances related to losses in certain non-U.S. entities and the repatriation of certain non-U.S. earnings. The 45.9% rate was higher than the U.S. Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 47%, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items, repatriations from non-U.S. entities and the French Business Tax. Excluding the impact of the French Business Tax, our tax rate for the three months ended September 30, 2011 would have been approximately 36%.

We recorded an income tax expense, at an effective rate of 47.9%, for the first nine months of 2011, as compared to an income tax expense, at an effective rate of 53.7%, for the first nine months of 2010. The 2011 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income. Excluding the impact of the French Business Tax, our tax rate for the first nine months of 2011 would have been approximately 37%.

As of September 30, 2011, we had gross unrecognized tax benefits of $27.4 recorded in accordance with the current accounting guidance on uncertain tax positions. Our uncertain tax position accrual was related to various tax jurisdictions, including $1.5 of interest and penalties, and related tax benefits of $4.3. As of December 31, 2010, we had gross unrecognized tax benefits of $26.4, including $1.4 of interest and penalties, and related tax benefits of $4.3. The net amount of $23.1 as of September 30, 2011 would favorably affect the effective tax rate if recognized. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the three and nine months ended September 30, 2011.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2007 through 2011 for our major operations in the U.S., France, the United Kingdom, Germany, Japan, and Italy. As of September 30, 2011, we are under audit in France, Belgium, Denmark, Italy, Norway, Spain, Japan, Austria and the U.S., and we believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculation of Net Earnings Per Share – Basic and Net Earnings Per Share – Diluted was as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Earnings Per Share – Basic:
Net earnings available to common shareholders	$79.6	$51.3	$188.0	$86.8
Weighted-average common shares outstanding	81.7	81.9	81.9	80.7
	$0.97	$0.63	$2.30	$1.08
Net Earnings Per Share – Diluted:
Net earnings available to common shareholders	$79.6	$51.3	$188.0	$86.8
Weighted-average common shares outstanding	81.7	81.9	81.9	80.7
Effect of dilutive securities – stock options	0.4	0.6	0.9	0.8
Effect of other stock-based awards	0.3	0.2	0.5	0.2
	82.4	82.7	83.3	81.7
	$0.97	$0.62	$2.26	$1.06

There were 3.9 million and 3.2 million stock-based awards excluded from the calculation of Net Earnings Per Share – Diluted for the three months ended September 30, 2011 and 2010, respectively, and 2.5 million and 3.2 million stock-based awards excluded from the calculation of Net Earnings Per Share – Diluted for the nine months ended September 30, 2011 and 2010, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, amortizable intangible assets and intangible assets that do not require amortization, as follows:

	September 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$989.0	$-	$989.0	$954.1	$-	$954.1
Intangible Assets:
Amortizable:
Technology	$19.6	$19.6	$-	$19.6	$19.6	$-
Franchise Agreements	18.0	13.8	4.2	18.0	12.5	5.5
Customer Relationships	329.8	121.2	208.6	309.4	94.3	215.1
Other	13.5	12.0	1.5	14.0	11.7	2.3
	380.9	166.6	214.3	361.0	138.1	222.9
Non-Amortizable:
Trade names(1)	55.3	-	55.3	55.3	-	55.3
Reacquired Franchise Rights	97.8	-	97.8	98.0	-	98.0
	153.1	-	153.1	153.3	-	153.3
Total Intangible Assets	$534.0	$166.6	$367.4	$514.3	$138.1	$376.2

(1)	Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2011 and December 31, 2010.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows. This presentation reflects the realignment of our segments. See Note 15 for further information.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total(4)
Balance, January 1, 2011	$465.5	$33.1	$265.1	$64.9	$60.6	$64.9	$954.1
Goodwill acquired	-	27.7	-	14.1	-	-	41.8
Currency and other impacts	(4.1)	(0.4)	(1.4)	(0.1)	(0.9)	-	(6.9)
Balance, September 30, 2011	$461.4	$60.4	$263.7	$78.9	$59.7	$64.9	$989.0

(1)  Balances related to the United States were $451.7 and $448.3 as of January 1, 2011 and September 30, 2011, respectively.
(2)  Balances related to France were $15.8 and $43.5 as of January 1, 2011 and September 30, 2011, respectively. Balances related to Italy were $4.6 as of both January 1, 2011 and September 30, 2011.
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
(4)  Balances were net of accumulated impairment loss of $513.4 as of both January 1, 2011 and September 30, 2011.

Goodwill balances by reporting unit were as follows:

	September 30,	January 1,
	2011	2011
United States	$503.8	$507.2
Elan	123.0	123.2
Netherlands (Vitae)	81.9	81.9
Right Management	59.7	60.6
Other reporting units	220.6	181.2
Total goodwill	$989.0	$954.1

For information on our annual impairment test of goodwill, which is performed during third quarter, see Note 1 to the Consolidated Financial Statements.

(9) Debt

On October 5, 2011, we entered into a new $800.0 Five-Year Credit Agreement (the “New Agreement”) with a syndicate of commercial banks. This New Agreement replaces our previous $400.0 revolving credit facility. The New Agreement allows for borrowing in various currencies and up to $150.0 may be used for the issuance of stand-by letters of credit. The New Agreement terminates in October 2016.

Under the New Agreement, a debt ratings-based pricing grid determines the facility fee and the credit spread that we add to the applicable interbank borrowing rate on all borrowings. At our current credit rating, the annual facility fee is 22.5 bps paid on the entire $800.0 revolving credit facility and the credit spread is 127.5 bps on any borrowings.

The New Agreement contains customary restrictive covenants pertaining to our management and operations, including limitations on the amount of subsidiary debt that we may incur and limitations on our ability to pledge assets, as well as financial covenants, including covenants requiring, among other things, that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. The material terms and conditions of the New Agreements are substantially similar to the material terms and conditions of the prior credit facility.

(10) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$2.6	$2.2	$7.9	$6.6
Interest cost	3.9	3.6	11.7	10.8
Expected return on assets	(3.8)	(3.4)	(11.5)	(10.1)
Other	0.2	(0.1)	0.4	(0.4)
Total benefit cost	$2.9	$2.3	$8.5	$6.9

	Retiree Health Care Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$-	$-	$0.1	$0.1
Interest cost	0.4	0.3	1.0	1.0
Other	-	-	-	(0.1)
Total benefit cost	$0.4	$0.3	$1.1	$1.0

During the three and nine months ended September 30, 2011, contributions made to our pension plans were $7.3 and $17.0, respectively, and contributions made to our retiree health care plan were $0.5 and $1.4, respectively. During 2011, we expect to make total contributions of approximately $21.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of Comprehensive (Loss) Income, net of tax, were as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings	$79.6	$51.3	$188.0	$86.8
Other comprehensive income:
Foreign currency translation (loss) gain	(93.6)	112.2	(24.6)	(14.5)
Unrealized (loss) gain on investments	(1.1)	1.7	(0.7)	1.1
Defined benefit pension plans	0.3	0.5	1.4	1.0
Retiree health care plan	-	-	-	(0.1)
Comprehensive (loss) income	$(14.8)	$165.7	$164.1	$74.3

The components of Accumulated Other Comprehensive Income, net of tax, were as follows:

	September 30, 2011	December 31, 2010
Foreign currency translation gain	$72.0	$96.6
Unrealized gain on investments	7.3	8.0
Defined benefit pension plans	(17.7)	(19.1)
Retiree health care plan	1.5	1.5
Accumulated other comprehensive income	$63.1	$87.0

In November 2011, the Board of Directors authorized the repurchase of an additional 3.0 million shares of our common stock. This authorization was in addition to the 2010 authorization to repurchase 3.0 million shares of our common stock and the 2007 authorization to repurchase 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first nine months of 2011, we repurchased a total of 923,200 shares, composed of 236,790 shares under the 2007 authorization and 686,410 shares under the 2010 authorization. As of the third quarter of 2011, there were no shares remaining under the 2007 authorization. Under the 2010 authorization, there were 2.3 million shares remaining authorized for repurchase as of September 30, 2011.

On May 3, 2011, the Board of Directors declared a cash dividend of $0.40 per share, which was paid on June 15, 2011 to shareholders of record on June 1, 2011.

On November 3, 2011, the Board of Directors declared a cash dividend of $0.40 per share, which is payable on December 15, 2011 to shareholders of record on December 5, 2011.

(12) Interest and Other Expenses

Interest and Other Expenses consisted of the following:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest expense	$11.2	$10.0	$32.5	$33.6
Interest income	(2.0)	(1.2)	(5.0)	(4.2)
Foreign exchange loss (gain)	1.7	(0.3)	2.0	2.5
Miscellaneous expense (income), net	0.1	(0.1)	4.4	1.3
Interest and other expenses	$11.0	$8.4	$33.9	$33.2

(13) Derivative Financial Instruments and Fair Value Measurements

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

The €300.0 ($401.4) Notes and the €200.0 ($267.3) Notes were designated as economic hedges of our net investment in our foreign subsidiaries with a Euro functional currency as of September 30, 2011. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of Accumulated Other Comprehensive Income, net of taxes. As of September 30, 2011, we had a $56.2 unrealized loss included in Accumulated Other Comprehensive Income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a gain of $0.1 associated with our forward contracts in Interest and Other Expenses for the three months ended September 30, 2011, which offset the losses recorded for the items noted above. For the nine months ended September 30, 2011, we recorded a gain of $0.2 associated with our forward contracts.

The fair value measurements of those items recorded in our Consolidated Balance Sheets were as follows:

		Fair Value Measurements Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale security	$0.4	$0.4	$-	$-
Foreign currency forward contracts	0.1	-	0.1	-
Deferred compensation plan assets	41.8	41.8	-	-
	$42.3	$42.2	$0.1	$-

		Fair Value Measurements Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale security	$0.4	$0.4	$-	$-
Foreign currency forward contracts	0.1	-	0.1	-
Deferred compensation plan assets	40.3	40.3	-	-
	$40.8	$40.7	$0.1	$-

The fair value of the Euro-denominated notes was $680.3 and $686.3 as of September 30, 2011 and December 31, 2010, respectively, compared to a carrying value of $668.8 and $668.3, respectively. The carrying value of the remaining Long-Term Debt approximates fair value.

(14) Contingencies

In February 2009, the French Competition Council rendered its decision and levied a fine of €42.0 ($55.9) related to the competition investigation that began in November 2004, conducted by France’s Direction Generale de la concurrence, de la Consommation et de la Repression des Fraudes, a body of the French Finance Minister that investigates frauds and competition violations. We had accrued for this fine as of December 31, 2008, paid this fine in April 2009 and appealed the Competition Council’s decision. In January 2010, we received notification that our appeal was denied, and in March 2010, we appealed the Competition Council’s decision to the Cour de Cassation. In March 2011, the Cour de Cassation, France’s highest court of appeal, confirmed the decision.

In the normal course of business, the Company is named as defendant in various legal proceedings in which claims are asserted against the Company. We record reserves for loss contingencies based on the circumstances of each claim, when it is probable that a loss has been incurred as of the balance sheet date and can be reasonably estimated. Although the outcome of litigation cannot be predicted with certainty, we believe the ultimate resolution of these legal proceedings will not have a material adverse effect on our business or financial condition.

(15) Segment Data

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

	3 Months Ended September 30,		9 Months Ended September 30,
	2011	2010	2011	2010
Revenues from Services:
Americas:
United States (a)	$828.9	$797.0	$2,371.4	$2,006.3
Other Americas	381.1	317.1	1,122.3	917.7
	1,210.0	1,114.1	3,493.7	2,924.0
Southern Europe:
France	1,670.3	1,411.6	4,668.1	3,775.0
Italy	321.0	257.1	950.5	750.1
Other Southern Europe	206.9	183.0	580.6	509.9
	2,198.2	1,851.7	6,199.2	5,035.0

Northern Europe	1,595.6	1,365.0	4,618.5	3,851.4
APME	701.0	555.7	1,966.7	1,558.9
Right Management	77.5	85.5	243.9	287.6
Consolidated (b)	$5,782.3	$4,972.0	$16,522.0	$13,656.9

Operating Unit Profit: (c)
Americas:
United States	$32.1	$25.9	$68.0	$28.7
Other Americas	10.6	8.2	35.7	26.5
	42.7	34.1	103.7	55.2
Southern Europe:
France	27.9	25.0	64.7	35.1
Italy	19.1	11.4	54.4	31.7
Other Southern Europe	3.0	3.2	7.9	4.4
	50.0	39.6	127.0	71.2

Northern Europe	62.8	39.8	160.8	87.2
APME	21.7	13.1	57.1	37.6
Right Management	(1.9)	-	4.2	20.3
	175.3	126.6	452.8	271.5
Corporate expenses	(29.9)	(23.6)	(92.4)	(70.4)
Intangible asset amortization expense (c)	(9.9)	(11.6)	(28.9)	(28.1)
Reclassification of French business tax (d)	22.5	17.5	62.9	47.6
Operating profit	158.0	108.9	394.4	220.6
Interest and other expenses	(11.0)	(8.4)	(33.9)	(33.2)
Earnings before income taxes	$147.0	$100.5	$360.5	$187.4

(a)
In the United States, where a majority of our franchises operate, Revenues from Services included fees received from the related franchise offices of $3.9 and $4.0 for the three months ended September 30, 2011 and 2010, respectively, and $9.8 and $9.9 for the nine months ended September 30, 2011 and 2010, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $166.9 and $169.0 for the three months ended September 30, 2011 and 2010, respectively, and $478.6 and $457.0 for the nine months ended September 30, 2011 and 2010, respectively.

(b)
Our consolidated Revenues from Services include fees received from our franchise offices of $7.2 and $6.8 for the three months ended September 30, 2011 and 2010, respectively, and $18.8 and $17.2 for nine months ending September 30, 2011 and 2010, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $293.9 and $273.3 for the three months ended September 30, 2011 and 2010, respectively and $818.0 and $704.5 for the nine months ended September 30, 2011 and 2010, respectively.

(c)
We evaluate segment performance based on Operating Unit Profit (“OUP”), which is equal to segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to acquisitions, interest and other income and expense amounts or income taxes.

(d)
The French Business Tax was reported in Provision for Income Taxes rather than in Cost of Services, in accordance with the current accounting guidance on income taxes. However, we view this tax as operational in nature. Accordingly, the financial information reviewed internally and presented above continues to include the French Business Tax within the OUP of our France reportable segment. Therefore, we have shown the amount of the French Business Tax separately to be able to reconcile to our Earnings before Income Taxes.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See financial measures on pages 26 and 27 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended September 30, 2011 and 2010

In the third quarter of 2011, we continued to see growth in most of our markets, which allowed us to improve our operating leverage and our operating results for the quarter. However, this growth has been moderating from the second quarter of 2011 due to the slowing of the economy and more difficult prior year comparable numbers. The improved operating leverage resulted from our being able to utilize excess capacity in the network to support the revenue growth without a similar increase in our expenses. This leverage was possible as we made strategic cost reductions during the economic downturn, which reduced the adverse impact of the economy during the period, yet preserved capacity within our network to handle the increased demand that we experienced during the current period. As expected, we also experienced a decline in our operating cash flows as our working capital needs increased with our revenue growth.

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

The following table presents selected consolidated financial data for the three months ended September 30, 2011 as compared to 2010.

(In millions except per share data)	2011	2010	Variance	Constant Currency Variance
Revenues from services	$5,782.3	$4,972.0	16.3%	8.8%
Cost of services	4,831.0	4,130.8	16.9	9.3
Gross profit	951.3	841.2	13.1	6.1
Gross profit margin	16.5%	16.9%
Selling and administrative expenses	793.3	732.3	8.3	2.0
Operating profit	158.0	108.9
Operating profit margin	2.7%	2.2%
Interest and other expenses	11.0	8.4	31.3
Earnings before income taxes	147.0	100.5
Provision for income taxes	67.4	49.2
Effective income tax rate	45.9%	48.9%
Net earnings	$79.6	$51.3
Net earnings per share – diluted	$0.97	$0.62
Weighted average shares – diluted	82.4	82.7	-0.4%

We have continued to see improvements in most markets with regard to our staffing and workforce solutions business during the third quarter of 2011 as companies continue to focus on flexibility with the uncertain economic conditions. At Right Management, we have seen a decline in demand for the counter-cyclical outplacement services as expected with growth in our staffing and solutions business.

The year-over-year increase in Revenue from Services was primarily attributed to:

•
increased demand for services in most of our markets, including the Americas, Southern Europe, Northern Europe and Asia Pacific Middle East (“APME”), where revenues increased 7.8%, 8.8%, 8.5% and 14.5%, respectively, on a constant currency basis;

•
our acquisition of three entities in APME during April 2011 which added approximately 1% revenue growth to our consolidated results. During the third quarter of 2011, APME experienced revenue growth of 5.9% on an organic constant currency basis; and

•	a 7.5% increase due to the impact of currency exchange rates; partially offset by

•	decreased demand for services for Right Management, where revenues decreased 13.6%, on a constant currency basis, including a 22.3% decline on a constant currency basis in our outplacement services.

The year-over-year decrease in Gross Profit Margin was primarily attributed to:

•
a 30 basis point (-0.30%) decline in our temporary staffing business margins most of which was due to U.S. payroll tax credits in the prior year related to the Hire Act and lower payroll tax subsidies in France;

•	a 20 basis point (-0.20%) decline due to the outplacement revenue decline of Right Management, where the Gross Profit Margin is higher than our Company average;

•	a 10 basis point (-0.10%) decline due to our acquisitions in APME; partially offset by

•	a 20 basis point (0.20%) favorable impact due to the growth in our permanent recruitment business where the Gross Profit Margin is higher than our Company average.

The 8.3% increase in Selling and Administrative Expenses for the current quarter (2.0% increase in constant currency and 1.7% increase in organic constant currency) was attributed to:

•	an increase in our organic salary-related costs due to an increase in headcount in certain markets in response to increased demand;

•	a 6.3% increase due to the impact of currency exchange rates; and

•	the addition of recurring selling and administrative costs for our APME acquisitions.

Selling and Administrative Expenses as a percent of revenues decreased 100 basis points (-1.0%) in the third quarter of 2011 compared to 2010 due primarily to productivity enhancements and expense leveraging, as this 8.3% (or 2.0% in constant currency) increase in expense supported the 16.3% increase in revenues (or 8.8% in constant currency).

Interest and Other Expenses were $11.0 million for the third quarter of 2011 compared to $8.4 million in 2010. Net Interest Expense increased $0.4 million in the third quarter of 2011 to $9.2 million due primarily to our Euro-denominated interest expense being translated into U.S. dollars at a higher rate in 2011 compared to 2010. Translation losses were $1.7 million in the third quarter of 2011 compared to translation gains of $0.3 million in 2010.

We recorded income tax expense, at an effective rate of 45.9%, for the three months ended September 30, 2011, as compared to an income tax expense, at an effective rate of 48.9%, for the three months ended September 30, 2010. The 2011 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income, while 2010 was unfavorably impacted by an increase in valuation allowances related to losses in certain non-U.S. entities and the repatriation of certain non-U.S. earnings. The 45.9% rate was higher than the U.S. Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 47%, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items, repatriations from non-U.S. entities and the French Business Tax. Excluding the impact of the French Business Tax, our tax rate for the three months ended September 30, 2011 would have been approximately 36%.

Operating Results – Nine Months Ended September 30, 2011 and 2010

On April 5, 2010, we completed our acquisition of COMSYS IT Partners, Inc. (“COMSYS”) from its existing shareholders.  COMSYS’s operating results have been included within our consolidated results since April 5, 2010. In the first quarter of 2011, COMSYS was fully integrated into our operations.

The following table presents selected consolidated financial data for the nine months ended September 30, 2011 compared to 2010.

(In millions except per share data)	2011	2010	Variance	Constant Currency Variance
Revenues from services	$16,522.0	$13,656.9	21.0%	13.7%
Cost of services	13,750.9	11,317.2	21.5	14.2
Gross profit	2,771.1	2,339.7	18.4	11.6
Gross profit margin	16.8%	17.1%
Selling and administrative expenses	2,376.7	2,119.1	12.2	6.2
Operating profit	394.4	220.6
Operating profit margin	2.4%	1.6%
Interest and other expenses	33.9	33.2	2.1
Earnings before income taxes	360.5	187.4
Provision for income taxes	172.5	100.6
Effective income tax rate	47.9%	53.7%
Net earnings	$188.0	$86.8
Net earnings per share – diluted	$2.26	$1.06
Weighted average shares – diluted	83.3	81.7	1.9%

We have continued to see improvements in most markets with regard to our staffing and workforce solutions business during the first nine months of 2011 as economic conditions improved globally. At Right Management, we have seen a decline in demand for the counter-cyclical outplacement services as expected with the improving economic conditions and growth in our staffing and solutions business.

The year-over-year increase in Revenue from Services was primarily attributed to:

•
Increased demand for services in most of our markets, including the Americas, Southern Europe, Northern Europe and APME, where revenues increased 18.3%, 14.7%, 11.4% and 14.1%, respectively, on a constant currency basis;

•
our acquisition of three entities in APME during April 2011 which added 0.6% revenue growth to our consolidated results. During the first nine months of 2011, APME experienced revenue growth of 8.5% on an organic constant currency basis; and

•	a 7.3% increase due to the impact of currency exchange rates; partially offset by

•	decreased demand for services for Right Management, where revenues decreased 19.0%, on a constant currency basis, including a 30.4% decline on a constant currency basis in our outplacement services.

The year-over-year decrease in Gross Profit Margin was primarily attributed to:

•	a 30 basis point (-0.30%) decline due to the outplacement revenue decline of Right Management, where the Gross Profit Margin was higher than our Company average;

•	a 10 basis point (-0.10%) decline due to mix changes in our revenues; and

•	a 10 basis point (-0.10%) decline due to our acquisitions in APME; partially offset by

•	a 20 basis point (0.20%) favorable impact due to the growth in our permanent recruitment business.

The 12.2% increase in Selling and Administrative Expenses for the first nine months of 2011 (6.2% increase in constant currency) was attributed to:

•	an increase in our organic salary-related costs due to an increase in headcount in certain markets in response to the increased demand; and

•	a 6.0% increase due to the impact of currency exchange rates.

Selling and Administrative Expenses as a percent of revenues decreased 110 basis points (-1.1%) for the first nine months of 2011 compared to 2010 due primarily to productivity enhancements and expense leveraging, as this 12.2% (or 6.2% in constant currency) increase in expense supported the 21.0% increase in revenues (or 13.7% in constant currency).

Interest and Other Expenses were $33.9 million for the first nine months of 2011 compared to $33.2 million in 2010. Net Interest Expense decreased $1.9 million in the first nine months of 2011 to $27.5 million due primarily to us incurring $2.2 million of interest expense in 2010 to write-off COMSYS’s deferred financing costs. Translation losses were $2.0 million in the first nine months of 2011 compared to $2.5 million in 2010.

We recorded an income tax expense, at an effective rate of 47.9%, for the first nine months of 2011, as compared to an income tax expense, at an effective rate of 53.7%, for the first nine months of 2010. The 2011 rate was favorably impacted by the overall mix of earnings, primarily an increase to non-U.S. income. Excluding the impact of the French Business Tax, our tax rate for the first nine months of 2011 would have been approximately 37%.

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

Americas

In the Americas, Revenues from Services increased 8.6% (7.8% in constant currency) for the third quarter of 2011 compared to 2010. In the United States (which represents 68.5% of the Americas’ revenues), Revenues from Services improved 4.0% in the third quarter of 2011 compared to 2010 due to growth in our temporary staffing business, particularly in the light industrial sector, and an increase of 56.6% in permanent recruitment revenues. In Other Americas, Revenues from Services improved 20.2% (17.5% in constant currency) led by revenue growth in Mexico and Argentina, however the revenue increase in Argentina was primarily due to inflation. In the Americas, the third quarter revenue growth rates have moderated from the second quarter of 2011 due to the slowing of the economy and more difficult prior year comparable numbers.

In the Americas, Revenues from Services increased 19.5% (18.3% in constant currency) for the first nine months of 2011 compared to 2010. In the United States, Revenues from Services improved 18.2% in the first nine months of 2011 compared to 2010, due to the acquisition of COMSYS as well as an increase in volumes in our core temporary staffing business, particularly in the light industrial sector, and an increase of 78.2% in permanent recruitment revenues. In Other Americas, Revenues from Services increased 22.3% (18.4% in constant currency) in the first nine months of 2011 compared to 2010.

Gross Profit Margin increased during both the third quarter and the first nine months of 2011 compared to 2010 due to an improvement in temporary staffing margins, the impact of the COMSYS acquisition on the first quarter of 2011 and an increase in our permanent recruitment and ManpowerGroup Solutions businesses. The SUTA tax increases in the United States, which were effective in 2011, did not negatively impact margins, as we were able to increase our bill rates to cover the increases.

Selling and Administrative Expenses increased during the third quarter and the first nine months of 2011 compared to 2010, due primarily to an increase in our organic salary-related costs as we added headcount to support the increased demand. In the first quarter of 2011, Selling and Administrative Expenses also increased because of the addition of COMSYS’s recurring selling and administrative costs as the acquisition occurred in April 2010. Selling and Administrative Expenses as a percent of revenues decreased in both the third quarter and the first nine months of 2011 compared to 2010 due to improved expense leveraging as we were able to support the revenue growth without a similar increase in expenses.

Operating Unit Profit (“OUP”) Margin in the Americas was 3.5% and 3.1% for the third quarter of 2011 and 2010, respectively. In the United States, OUP Margin was 3.9% in the third quarter of 2011 compared to 3.2% in 2010. In Other Americas, OUP Margin was 2.8% in the third quarter of 2011 compared to 2.6% in 2010. The increased margins resulted from the higher revenue and gross margin levels coupled with the improved leveraging of expenses.

OUP Margin in the Americas was 3.0% and 1.9% for the first nine months of 2011 and 2010, respectively. In the United States, OUP Margin was 2.9% and 1.4% for the first nine months of 2011 and 2010, respectively. In Other Americas, OUP Margin was 3.2% and 2.9% for the first nine months of 2011 and 2010, respectively.

Southern Europe

In Southern Europe, which includes operations in France and Italy, Revenues from Services increased 18.7% (8.8% in constant currency) during the third quarter of 2011 compared to 2010. In France (which represents 76.0% of Southern Europe’s revenues), Revenues from Services increased 8.2% in constant currency during the third quarter of 2011 compared to 2010. In Italy (which represents 14.6% of Southern Europe’s revenues), Revenues from Services improved 14.4% in constant currency during the third quarter of 2011 compared to 2010. In Other Southern Europe, Revenues from Services increased 5.2% in constant currency in the third quarter of 2011 compared to 2010. During the third quarter of 2011, Southern Europe experienced strong growth in the temporary staffing business, while permanent recruitment revenues increased 12.7% in constant currency. In Southern Europe, the third quarter revenue growth rates have moderated from the second quarter of 2011 due to the slowing of the economy and more difficult prior year comparable numbers.

In Southern Europe, Revenues from Services increased 23.1% (14.7% in constant currency) in the first nine months of 2011 compared to 2010. In France, Revenues from Services increased 23.7% (15.0% in constant currency) in the first nine months of 2011 compared to 2010, while Italy increased 26.7% (18.0% in constant currency) and Other Southern Europe increased 13.8% (6.9% in constant currency). During the first nine months of 2011, Southern Europe had strong growth in their temporary staffing business (increased 14.7% in constant currency) and permanent recruitment revenues (increased 19.6% in constant currency).

Gross Profit Margin decreased in both the third quarter and first nine months of 2011 compared to the respective 2010 periods due primarily to the legislative reduction in French payroll tax subsidies that was effective in January 2011. While we have increased our bill rates to cover this change, timing of price increases has lagged, resulting in a net unfavorable impact on our margin in the third quarter and on a year-to-date basis. We believe we will recover most of this decrease in margin by the end of this year.

Selling and Administrative Expenses increased in both the third quarter and first nine months of 2011 compared to the respective 2010 periods due to an increase in salary-related costs resulting from an increase in headcount needed to support the revenue growth. Selling and Administrative Expenses as a percent of revenues decreased in both the third quarter and the first nine months of 2011 compared to 2010.

OUP Margin in Southern Europe was 2.3% and 2.1% for the third quarter of 2011 and 2010, respectively. This increase was due to Italy, where the OUP Margin improved to 5.9% in the third quarter of 2011 compared to 4.4% in 2010 as a result of improved operating leverage as we were able to support the increase in business without a similar increase in expense. France’s OUP Margin was 1.7% for the third quarter of 2011 compared to 1.8% in 2010 and Other Southern Europe’s OUP Margin was 1.5% in the third quarter 2011 compared to 1.8% in 2010.

OUP Margin in Southern Europe was 2.0% and 1.4% for the first nine months of 2011 and 2010, respectively. This increase reflects an improvement across the region, with France’s OUP Margin at 1.4% for the first nine months of 2011 compared to 0.9% in 2010, Italy’s OUP Margin at 5.7% in the first nine months of 2011 compared to 4.2% in 2010 and Other Southern Europe’s OUP Margin at 1.4% in the first nine months of 2011 compared to 0.9% in 2010.

Northern Europe

In Northern Europe, which includes operations in the Nordics, the United Kingdom, Germany and the Netherlands, Revenues from Services increased 16.9% (8.5% in constant currency) in the third quarter of 2011 as compared to 2010. While we experienced strong growth in many markets in the quarter, this revenue growth does reflect some moderating from what we saw in the first and second quarters. The growth came from within our temporary staffing business and our permanent recruitment business, which increased revenues 21.1% in constant currency during the current quarter.

In Northern Europe, Revenues from Services increased 19.9% (11.4% in constant currency) in the first nine months of 2011 compared to 2010 for the same reasons as noted above. Our permanent recruitment revenues increased 26.3% in constant currency during the first nine months of 2011 compared to 2010.

Gross Profit Margin decreased in the third quarter of 2011 compared to 2010 primarily due to the decrease in temporary staffing margins. Gross Profit Margin increased slightly in the first nine months of 2011 compared to 2010 primarily due to the increase in the permanent recruitment business.

Selling and Administrative Expenses increased in the third quarter and first nine months of 2011 compared to 2010 primarily due to additional headcount required to meet the higher demand for our services. Selling and Administrative Expenses as a percent of revenues decreased in both the third quarter and the first nine months of 2011 compared to 2010.

OUP Margin for Northern Europe was 3.9% and 2.9% for the third quarter of 2011 and 2010, respectively, and was 3.5% and 2.3% for the first nine months of 2011 and 2010, respectively. The improvements were the result of gaining operating leverage to support higher revenue levels without a similar increase in expenses.

APME

Revenues from Services for APME increased 26.2% (14.5% in constant currency and 5.9% in organic constant currency) in the third quarter of 2011 compared to 2010. During the second quarter of 2011, China and India both made acquisitions, which significantly increased their revenues. Australia also experienced strong revenue growth in their temporary staffing business, which resulted in revenue growth of 10.6% in constant currency during the third quarter of 2011 compared to 2010. This was offset, in part, by Japan, where Revenues from Services were flat in constant currency in the third quarter of 2011 compared 2010 as a 34.1% increase in the ManpowerGroup Solutions business offset the decline in their temporary staffing business.

Revenues from Services for APME increased 26.1% (14.1% in constant currency and 8.5% in organic constant currency) in the first nine months of 2011 compared to 2010 for the reasons noted above.

Gross Profit Margin decreased in both the third quarter and the first nine months of 2011 compared to 2010 due to the changes in business mix that were impacted, in part, by growth in several larger clients with lower margin business and by our acquisitions.

Selling and Administrative Expenses increased in both the third quarter and first nine months of 2011 compared to 2010 due to the addition of recurring selling and administrative costs of the China and India acquisitions and increased compensation costs arising from headcount increases to support the growth in revenue and an increase in variable incentive-based compensation as a result of improved results. Selling and Administrative Expenses as a percent of revenues decreased in both the third quarter and the first nine months of 2011 compared to 2010.

OUP Margin for APME was 3.1% in the third quarter of 2011 compared to 2.4% in 2010. OUP Margin for APME was 2.9% for the first nine months of 2011 compared to 2.4% in 2010.

Right Management

Revenues from Services for Right Management in the third quarter of 2011 decreased 9.5% (-13.6% in constant currency) compared to 2010. This decrease in revenues was due to an 18.9% (-22.3% in constant currency) decline in the demand for the counter-cyclical outplacement services, where revenues decline as we experience an economic recovery. The decline in outplacement services was in part offset by a 10.3% (4.6% in constant currency) increase in our talent management business. Revenues from Services for Right Management in the first nine months of 2011 decreased 15.2% (-19.0% in constant currency) compared to 2010 due to the decline in the outplacement services.

Gross Profit Margin was relatively flat in the third quarter and decreased in the first nine months of 2011 compared to the respective 2010 periods because of the business mix change, as we saw the decline in the higher margin outplacement services.

Selling and Administrative Expenses decreased in both the third quarter and the first nine months of 2011 compared to 2010, as costs were reduced in response to the lower 2011 revenue volumes. As a percentage of revenues, Selling and Administrative Expenses increased in both the third quarter and the first nine months of 2011 compared to 2010, as our fixed costs are now supporting lower revenues.

OUP Margin for Right Management was -2.4% in the third quarter of 2011 compared to 0.0% in 2010. OUP Margin for Right Management was 1.7% in the first nine months of 2011 compared to 7.1% in 2010. The prior year OUP margins were higher given the greater mix of outplacement business in 2010.

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

Reconciliation to the percent variances calculated based on our financial results is provided below:

	3 Months Ended September 30, 2011 Compared to 2010
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$828.9	4.0%	-%	4.0%	-%	4.0%
Other Americas	381.1	20.2	2.7	17.5	-	17.5
	1,210.0	8.6	0.8	7.8	-	7.8

Southern Europe:
France	1,670.3	18.3	10.1	8.2	-	8.2
Italy	321.0	24.9	10.5	14.4	-	14.4
Other Southern Europe	206.9	13.0	7.8	5.2	-	5.2
	2,198.2	18.7	9.9	8.8	-	8.8

Northern Europe	1,595.6	16.9	8.4	8.5	-	8.5
APME	701.0	26.2	11.7	14.5	8.6	5.9
Right Management	77.5	(9.5)	4.1	(13.6)	-	(13.6)
Consolidated	$5,782.3	16.3	7.5	8.8	1.0	7.8

Gross Profit	$951.3	13.1	7.0	6.1	0.4	5.7
Selling and Administrative Expense	$793.3	8.3	6.3	2.0	0.3	1.7
Operating Profit	$158.0	45.1	10.9	34.2	1.7	32.5

(a)	In millions for the three months ended September 30, 2011.

	9 Months Ended September 30, 2011 Compared to 2010
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$2,371.4	18.2%	-%	18.2%	-%	18.2%
Other Americas	1,122.3	22.3	3.9	18.4	-	18.4
	3,493.7	19.5	1.2	18.3	-	18.3

Southern Europe:
France	4,668.1	23.7	8.7	15.0	-	15.0
Italy	950.5	26.7	8.7	18.0	-	18.0
Other Southern Europe	580.6	13.8	6.9	6.9	-	6.9
	6,199.2	23.1	8.4	14.7	-	14.7

Northern Europe	4,618.5	19.9	8.5	11.4	-	11.4
APME	1,966.7	26.1	12.0	14.1	5.6	8.5
Right Management	243.9	(15.2)	3.8	(19.0)	-	(19.0)
Consolidated	$16,522.0	21.0	7.3	13.7	0.6	13.1

Gross Profit	$2,771.1	18.4	6.8	11.6	0.3	11.3
Selling and Administrative Expense	$2,376.7	12.2	6.0	6.2	0.2	6.0
Operating Profit	$394.4	78.8	15.2	63.6	1.6	62.0

(a)	In millions for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Cash used in operating activities was $73.4 million during the first nine months of 2011 compared to $56.4 million during the first nine months of 2010. Working capital needs increased to $380.1 million during the first nine months of 2011 compared to $217.6 million during the same period in 2010. These increases were attributable to increased working capital needs as a result of the growth in the business, a two-day increase in our Days Sales Outstanding (“DSO”) and timing of tax payments.

Accounts receivable increased to $4,342.0 million as of September 30, 2011 from $3,844.1 million as of December 31, 2010. This increase was primarily due to increased business volumes and the increase in DSO.

Capital expenditures were $45.9 million in the first nine months of 2011 compared to $41.8 million during the same period in 2010. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions in the first nine months of 2011 was $32.1 million, compared to $260.6 million during the same period in 2010.

On September 22, 2011, we acquired approximately 70% of the shares and voting rights of Proservia SA, a provider of information technology and systems engineering solutions in France. We acquired most of the remaining shares and voting rights on November 2, 2011. The purchase price was €14.89 per share. As of September 30, 2011, we have not completed the purchase accounting associated with this acquisition.

Net debt borrowings were $6.0 million in the first nine months of 2011 compared to repayments of $19.1 million in the first nine months of 2010.

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

On October 5, 2011, we entered into a new $800.0 million Five-Year Credit Agreement (the “New Agreement”) with a syndicate of commercial banks. This New Agreement replaces our previous $400.0 million revolving credit facility. The New Agreement allows for borrowing in various currencies and up to $150.0 million may be used for the issuance of stand-by letters of credit. The New Agreement terminates in October 2016.

Under the New Agreement, a debt ratings-based pricing grid determines the facility fee and the credit spread that we add to the applicable interbank borrowing rate on all borrowings. At our current credit rating, the annual facility fee is 22.5bps paid on the entire $800.0 million revolving credit facility and the credit spread is 127.5bps on any borrowings.

The New Agreement contains customary restrictive covenants pertaining to our management and operations, including limitations on the amount of subsidiary debt that we may incur and limitations on our ability to pledge assets, as well as financial covenants, including covenants requiring, among other things, that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. The material terms and conditions of the New Agreements are substantially similar to the material terms and conditions of the prior credit facility. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

Our €300.0 million notes are due June 2012 and our €200.0 million notes are due June 2013. When these facilities mature, we plan to repay these amounts with available cash, refinance them with the New Agreement, or issue new long-term facilities. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we need to replace our facilities.

As of September 30, 2011, we had letters of credit totaling $2.2 million issued under our previous $400.0 million revolving credit agreement. Additional borrowings of $397.8 million were available to us under the credit agreement as of September 30, 2011.

Our previous $400.0 million revolving credit agreement required that we comply with a maximum Debt-to-EBITDA ratio of 3.25 to 1 and a minimum fixed charge ratio of 1.50 to 1 for the quarter ended September 30, 2011. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.17 to 1 and a fixed charge ratio of 2.96 to 1 for the quarter.

In addition to the above-mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2011, such credit lines totaled $386.9 million, of which $353.8 million was unused. Under both the New Agreement and previous revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to this limitation, additional borrowings of $266.8 million could currently be made under these lines.

In November 2011, the Board of Directors authorized the repurchase of an additional 3.0 million shares of our common stock. This authorization was in addition to the 2010 authorization to repurchase 3.0 million shares of our common stock and the 2007 authorization to repurchase 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first nine months of 2011, we repurchased a total of 923,200 shares, composed of 236,790 shares under the 2007 authorization and 686,410 shares under the 2010 authorization. As of the third quarter of 2011, there were no shares remaining under the 2007 authorization. Under the 2010 authorization, there were 2.3 million shares remaining authorized for repurchase as of September 30, 2011.

On May 3, 2011, the Board of Directors declared a cash dividend of $0.40 per share, which was paid on June 15, 2011 to shareholders of record on June 1, 2011.

On November 3, 2011, the Board of Directors declared a cash dividend of $0.40 per share, which is payable on December 15, 2011 to shareholders of record on December 5, 2011.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, liability for unrecognized tax benefits including related interest and penalties and certain other commitments of $1,664.6 million as of September 30, 2011 compared to $1,702.7 million as of December 31, 2010.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $170.5 million and $168.1 million as of September 30, 2011 and December 31, 2010, respectively, consisting of $131.0 million and $131.4 million for guarantees, respectively, and $39.5 million and $36.7 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.2 million and $1.4 million in the first nine months of 2011 and 2010, respectively.

We recorded net reorganization costs of $2.1 million and $8.1 million in the first nine months of 2011 and 2010, respectively, in Selling and Administrative Expenses, related to severances and office closures and consolidations in several countries. These expenses are net of reversals of previous accruals resulting mainly from larger-than-estimated cost savings from subleasing and lease buyouts as well as lower-than-expected severance costs. During the first nine months of 2011, we made payments of $18.8 million out of our reorganization reserve. We expect a majority of the remaining $17.5 million reserve will be paid by the end of 2012. Changes in our reorganization reserve by reportable segment and Corporate are shown in Note 5 to the Consolidated Financial Statements.

During the fourth quarter of 2011, we are expecting reorganization costs of between $16.0 million and $22.0 million before income tax benefit; these costs primarily relate to office closure costs and severance payments as we look to realign our cost structure within Right Management and optimize our delivery of professional services as we certify our offices on the Experis brand.

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2011 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2011 included: expected future revenue growth rates, operating unit profit margins, and working capital levels; discount rates ranging from 12.3% to 20.0%; and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

The table below provides a sample of our reporting units’ estimated fair values and carrying values, which were determined as part of our annual goodwill impairment test performed in the third quarter ended September 30, 2011. Only those reporting units that have a significant amount of goodwill have been included. The reporting unit formerly known as Jefferson Wells has been included within the United States reporting unit.

(in millions)	Right Management	United States	Elan	Netherlands (Vitae)
Estimated fair values	$170.3	$1,197.3	$520.9	$248.7
Carrying values	158.1	1,010.5	263.4	155.6

Legal Regulations

In February 2009, the French Competition Council rendered its decision and levied a fine of €42.0 million ($55.9 million) related to the competition investigation that began in November 2004, conducted by France’s Direction Generale de la concurrence, de la Consommation et de la Repression des Fraudes, a body of the French Finance Minister that investigates frauds and competition violations. We had accrued for this fine as of December 31, 2008, paid this fine in April 2009 and appealed the Competition Council’s decision. In January 2010, we received notification that our appeal was denied, and in March 2010, we appealed the Competition Council’s decision to the Cour de Cassation. In March 2011, the Cour de Cassation, France’s highest court of appeal, confirmed the decision.

The French government announced new legislation in 2011 that reduces employer payroll tax subsidies that are received under their social programs aimed at reducing the cost of labor and encouraging employment of low-wage workers. In France, this new legislation is expected to increase our direct costs, unfavorably impacting our margin by approximately 100 basis points in 2011. We currently expect to pass on this additional cost through higher bill rates, however, we experienced an unfavorable impact on margins from this additional cost for the first nine months of 2011 due to the timing of some price increases.

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

The Agency Workers Directive (“AWD”) impacts all EU member states and was passed to ensure “equal treatment” for agency (temporary) workers. It also requires all member states to review and address unnecessary prohibitions and restrictions on the use of agency workers. Equal treatment is already in place by law in many countries; therefore, we do not expect any significant changes other than the removal of some restrictions in certain of these countries, which could have a favorable impact on our business. The United Kingdom, however, is currently the least regulated staffing market in Europe, and so AWD may have an unfavorable impact on our business as various regulations are put into effect in October 2011. We cannot currently estimate the impact, if any, that the changes will have on our business.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock. This authorization was in addition to the 2007 authorization to repurchase 5.0 million shares of our common stock, not to exceed a total purchase price of $400.0 million. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of the third quarter of 2011, there were 2.3 million shares remaining under the 2010 authorization and no shares remaining under the 2007 authorization.  The following table shows the total amount of shares repurchased under the 2010 authorization during the third quarter of 2011.

In November 2011, the Board of Directors authorized the repurchase of an additional 3.0 million shares of common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 – 31, 2011	-		$-	-	2,931,190
August 1 – 31, 2011	417,600		38.82	417,600	2,513,590
September 1 -30, 2011	200,128	(1)	38.65	200,000	2,313,590

(1)	128 shares of common stock were withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by an officer in settlement of restricted stock.

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

(e)	consultation regarding implementation of new foreign laws and expatriate services; and

(f)	audit services with respect to certain procedures for governmental requirements or specific purposes.

 Item 6 – Exhibits

4.1
Five-Year Credit Agreement dated as of October 5, 2011 among Manpower Inc., the initial lenders named therein, Citibank, N.A., as Administrative Agent, BNP Paribas, as Syndication Agent, JPMorgan Chase Bank, N.A., U.S. Bank, National Association and RBS Citizens, N.A., as Documentation Agents and Citigroup Global Markets Inc., BNP Paribas Securities Corp. and JPMorgan Securities LLC as Joint Lead Arrangers and Book Managers, incorporated by reference to ManpowerGroup’s Current Report on Form 8-K dated October 5, 2011.

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

101
The following materials from ManpowerGroup’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC. (d/b/a ManpowerGroup)
(Registrant)

Date: November 4, 2011

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

Exhibit No.	Description

4.1
Five-Year Credit Agreement dated as of October 5, 2011 among Manpower Inc., the initial lenders named therein, Citibank, N.A., as Administrative Agent, BNP Paribas, as Syndication Agent, JPMorgan Chase Bank, N.A., U.S. Bank, National Association and RBS Citizens, N.A., as Documentation Agents and Citigroup Global Markets Inc., BNP Paribas Securities Corp. and JPMorgan Securities LLC as Joint Lead Arrangers and Book Managers, incorporated by reference to ManpowerGroup’s Current Report on Form 8-K dated October 5, 2011.

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

101
The following materials from ManpowerGroup’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.