Form 10-K
period 2011-12-31
MANPOWER INC /WI/
filed 2012-02-23
CIK 871763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,395,033,913 as of June 30, 2011. As of February 22, 2012, there were 80,138,738 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2011. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2012.

PART I

The terms “Manpower,” “we,” “our,” “us,” or “the Company” refer to ManpowerGroup or ManpowerGroup and its consolidated subsidiaries, as appropriate in the context.

Item 1.                      Business

Introduction and History

 Manpower Inc. d/b/a ManpowerGroup is the world leader in innovative workforce solutions and services. Our global network of nearly 3,800 offices in 80 countries and territories allows us to meet the needs of our clients in all industry segments, whether they are global, multinational or local companies. We create power that drives organizations forward, accelerates personal success and builds more sustainable communities. We power the world of work.

 By offering a complete range of workforce solutions and services, we can help any company – no matter where they are in their business evolution – raise productivity, improve strategy, quality, efficiency and cost reduction across their total workforce to achieve their business goals. ManpowerGroup provides a comprehensive suite of high-impact innovative workforce solutions and services for the entire business cycle including:

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

• Training and Development – We effectively and efficiently assess and develop skills, keeping our associates ahead of the curve so they can get the job done each time every time. We offer extensive training courses and leadership development solutions for clients to maximize talent and optimize performance.

• Career Management – We engage consultants that value and understand the human side of business, making meaningful impact on both the people and organizations we serve. The countercyclical nature of the career transition industry helps strengthen our portfolio during down economic cycles.

• Outsourcing – We provide clients with outsourcing services related to human resources functions primarily in the areas of large-scale recruiting and workforce-intensive initiatives that are outcome-based, thereby sharing in the risk and reward with our clients.

• Workforce Consulting – We are the global leader in innovative workforce solutions. We help clients create and align their workforce strategy to achieve their business strategy, increasing business agility and personal flexibility and accelerating personal and business success.

This comprehensive and diverse business mix allows us to mitigate the cyclical effects of the national economies in which we operate. Our family of brands and offerings includes:

• ManpowerGroup – We are the world leader in innovative workforce solutions. We leverage our global reach and local expertise of tens of thousands of people across 80 countries and territories, making it possible for businesses to access the talent they need when they need it.

• Manpower – We are the global leader in contingent and permanent recruitment workforce solutions. We provide the personal flexibility and agility businesses need with a continuum of staffing solutions.

• Experis – We are the global leader in professional resourcing and project-based workforce solutions. With operations in nearly 50 countries and territories, we deliver 61 million hours of professional talent specializing in IT, Finance and Engineering to accelerate clients’ businesses each year.

• Right Management – We are the global leader in talent and career management workforce solutions. Through our innovative and proprietary process, we leverage our expertise to successfully increase productivity and optimize business performance.

• ManpowerGroup Solutions – We provide clients with human resources outsourcing services primarily in the areas of large-scale recruiting and outcome-based workforce-intensive initiatives, thereby sharing in the risk and reward with our clients. ManpowerGroup Solutions includes Talent Based Outsourcing (TBO), Managed Services Provider (MSP), Recruitment Process Outsourcing (RPO), Borderless Talent Solutions (BTS) and Strategic Workforce Consulting (SWC). We are the largest provider of MSP and RPO services in the world.

 Our leadership position also allows us to be a center for quality employment opportunities for people at all points in their career paths. In 2011, we connected 3.5 million people to opportunities and purpose, who worked to help our more than 400,000 clients meet their business objectives. Seasoned professionals, temporary to permanent, skilled laborers, mothers returning to work, elderly persons wanting to supplement pensions and disabled individuals – all turn to the ManpowerGroup companies for employment possibilities. Similarly, governments of the nations in which we operate look to us to help reduce unemployment and train the unemployed with the skills they need to enter the workforce. We provide a bridge to employment, building more sustainable communities. We have a unique ability to connect our deep understanding of human potential to the ambition of business so that organizations and individuals can capitalize on unseen opportunities and achieve more than they imagined.

We, and our predecessors, have been in business since 1948, with shares listed on the New York Stock Exchange since 1967.

Our Internet address is www.manpowergroup.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our Internet website:

•	our articles of incorporation and bylaws;

•	our ManpowerGroup Code of Business Conduct and Ethics;

•	our Corporate Governance Guidelines;

•	the charters of the Audit, Executive Compensation and Nominating and Governance Committees of the Board of Directors;

•	our guidelines for selecting board candidates;

•	our categorical standards for relationships deemed not to impair independence of non-employee directors;

•	our policy on services provided by independent auditors; and

•	our regular update on corporate social responsibility.

Documents available on the website are also available in print for any shareholder who requests them. Requests may be made by writing to Mr. Kenneth Hunt, Senior Vice President, General Counsel and Secretary, ManpowerGroup, 100 Manpower Place, Milwaukee, Wisconsin 53212. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Our Operations

Americas

 In the Americas, we provide services as Manpower, Experis and ManpowerGroup Solutions through both branch and franchise offices. The total Americas segment had 836 branch and 200 franchise offices. In the U.S., where we earned 67% of the Americas’ revenue, we had 555 branch and 185 franchise offices as of December 31, 2011, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Mexico and Central America, we had 98 branch offices and in the South American Region, we had 154 branch and 9 franchise offices.  We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise. In the U.S., we provide client invoicing and payroll processing of our contingent workers for all branch offices and some of our franchise offices through administrative centers managed by our Milwaukee headquarters.

Our franchise agreements provide the franchisee with the right to use the Manpower® service mark in a specifically defined exclusive territory. In the United States, franchise fees generally range from 2-3% of franchise sales. Our franchise agreements provide that in the event of a proposed sale of a franchise to a third party, we have the right to acquire the franchise at the same price and on the same terms as proposed by the third party. We exercise this right and intend to continue to do so in the future if opportunities arise with appropriate prices and terms.

In the Americas, our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection and training. During 2011 in this segment, approximately 29% of temporary and contract recruitment revenues were derived from placing office staff, 34% from placing industrial staff and 37% from placing professional and technical staff. For our U.S. operations in 2011, approximately 19% of the temporary and contract recruitment revenues were derived from placing office staff, 41% from placing industrial staff and 40% from placing professional and technical staff.

Our ManpowerGroup Solutions operations provide a variety of talent based solutions including RPO, MSP and TBO.

We also conduct business in the Americas under our Right Management brand as discussed further at the end of this section.

Southern Europe

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe. Our largest operations in Southern Europe are in France (75% of the segment revenue) and Italy (15% of the segment revenue).

We conduct our operations in France and the surrounding region as a leading workforce solutions and service provider through 847 branch offices under the name of Manpower or Experis and 102 branch offices under the name Supplay. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominately focused on recruitment for industrial positions. In 2011, we derived approximately 83% of our temporary recruitment revenues in France from the supply of industrial and construction workers, 16% from the supply of office staff and 1% from the supply of professional and technical staff.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2011, ManpowerGroup Italy conducted operations through a network of 261 branch offices. It provides a comprehensive line of workforce solutions and services offered through Manpower, Experis or ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2011, approximately10% of our temporary and contract recruitment revenues in Italy were derived from placing office staff, including contact center staff, 68% from placing industrial staff and 22% from placing professional and technical staff.

For our Southern Europe operations in total during 2011, approximately 16% of temporary and contract recruitment revenues were derived from placing office staff, 78% from placing industrial staff and 6% from placing professional and technical staff.

We also conduct business in Southern Europe under our Right Management brand as discussed below.

Northern Europe

Our largest operations in Northern Europe are in Germany, the Netherlands, Norway, Sweden and the United Kingdom, providing a comprehensive line of workforce solutions and services through Manpower, Experis and ManpowerGroup Solutions. Collectively, we operate through 884 branch offices and 54 franchise offices in this region.  The franchise offices are in Switzerland, where we own 49% of the franchise.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2011, we conducted operations in the United Kingdom as Manpower, Experis and ManpowerGroup Solutions through a network of 99 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2011, approximately 22% of our U.K. operation’s temporary recruitment revenues were derived from the supply of office staff, 33% from the supply of industrial staff and 45% from the supply of professional and technical staff.

We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 93 branch offices, separate from our other brands in the United Kingdom. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

For our Northern Europe operations in total during 2011, approximately 26% of temporary and contract recruitment revenues were derived from placing office staff, 37% from placing industrial staff and 37% from placing professional and technical staff.

We also conduct business in the Northern Europe under our Right Management brand as discussed below.

APME

We operate through 234 branch offices in the Asia Pacific Middle East (“APME”) region. The largest of these operations are located in Australia, China, India and Japan, all of which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2011, approximately 52% of our APME temporary and contract recruitment revenues were derived from placing office staff, 13% from placing industrial staff and 35% from placing professional and technical staff.

We also conduct business in APME under our Right Management brand as discussed below.

Right Management

Right Management is a global leader in talent and career management workforce solutions within ManpowerGroup. The firm designs and delivers solutions to align talent strategy with business strategy. Expertise spans Talent Assessment, Leader Development, Organizational Effectiveness, Employee Engagement, and Workforce Transition and Outplacement. With over 170 offices in more than 50 countries and territories, Right Management partners with companies of all sizes – including more than 80% of the Fortune 500 – to help grow and engage their talent, increase productivity and optimize business performance.

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

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our office network in each market, and large national/multinational client relationships, which comprised approximately 55% of our revenues in 2011. These large national and multinational clients will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to the local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed. Client relationships with small- and medium-size businesses tend to rely less upon longer-term contracts, and the competitors for this business are primarily locally-owned businesses.

Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative and industrial positions. All of these services are provided under our Manpower and Experis brands. We have provided services under our core Manpower brand, for over 60 years, with a primary focus on the areas of office, call center and industrial services and solutions. We are continuing the global expansion and acceleration of our Experis brand, particularly in the areas of Information Technology (IT), Engineering and Finance and Accounting. We provide high-impact solutions in the areas of IT, engineering, finance and accounting, and healthcare, accelerating organizations’ growth by intensely attracting, assessing and placing specialized expertise to deliver in-demand talent for mission-critical positions.  We have a deep understanding of vertical knowledge that allows us to truly assess a candidate’s human potential and technical skills, matching them to the visions of our clients. Experis will be a critical revenue stream for us in the future, as we continue to build our brand and attract the talent our clients need as skills shortages rise.

ManpowerGroup Solutions, a dedicated business unit within ManpowerGroup, specializes in the delivery of customized workforce strategies and outcome-based solutions. Within this business unit, our recruitment solutions and services also include our RPO offering, where we take on the management of customized, large-scale recruiting and workforce productivity initiatives for clients in an exclusive outsourcing contract. Through our RPO offering, we manage any part or all of a client's permanent recruiting and hiring processes, from job profiling to on-boarding, globally or in a single location. The global RPO market was approximately $2.4 billion in 2011 and is projected to grow to $4.4 billion by 2015. RPO accounts for approximately 5% of the overall Human Resource Outsourcing market. MSP services include overall program management, reporting and tracking, supplier selection and management and order distribution. The MSP and RPO offerings both provide specialty expertise in contingent workforce management and broader administrative functions. TBO services include management of financial and administrative processes, including call center and customer service activities and accounting and payroll. BTS provides our clients with access to the world’s labor market and the expertise of Manpower’s global network. BTS services include the placement of candidates from one country to another country who best meet the qualifications sought by our clients.  Our proven experience, process and digital and physical network allow us to drive the per hire cost savings down through an end-to-end recruitment process. Our SWC offering provides our clients with guidance on a workforce strategy that is aligned with and accelerates the execution of their business strategy. SWC uses the consulting methodology that leverages ManpowerGroup’s capability, expertise and our unique perspective on the changing world of work.

Recruitment Services and Solutions Market

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

The employment services industry throughout the world is large and highly fragmented with more than 15,000 firms competing throughout the world. In most areas, no single company has a dominant share of the temporary and contract recruitment market. In addition to us, the largest publicly owned companies specializing in recruitment services are Adecco, S.A. (Switzerland), Randstad Holding N.V. (Netherlands) and Kelly Services, Inc. (U.S.).

Historically, in periods of economic prosperity, the number of firms providing recruitment services has increased significantly due to the combination of a favorable economic climate and low barriers to entry. Recessionary periods generally result in a reduction in the number of competitors through consolidation and closures; however, historically this reduction has proven to be for a limited time as the following periods of economic recovery have led to a return in growth in the number of competitors. As we expected, due to the difficult economic environment, we have seen many of our smaller, local competitors struggle, with many national markets consolidating further. In many markets, we were able to improve market share and we see further opportunity to do so in the future.

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

Methods used to market recruitment services to clients vary depending on the client’s need for permanent, temporary and RPO services, the local labor supply, the length of assignment and the number of workers required. Our full range of innovative workforce solutions and services and multiple brands enable us to cross-market to clients in order to leverage our relationships and expand our solutions and services provided, from career management services at Right Management to permanent recruitment services at Manpower and Experis, to RPO services. We compete by means of quality of service provided, scope of service offered, ability to source the right talent and price. Success in providing high quality recruitment services is an ability to access a supply of available workers, finding the right match of individuals for a particular assignment and, in some cases, train available workers in skills required for an assignment. For ManpowerGroup Solutions services, success is defined primarily by the ability to perform the recruitment function more effectively and efficiently than the client could perform those functions internally.

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

 Building a more sustainable workforce at large allows us to “develop” hard-to-find skills and access a deeper talent pool to provide our clients the people they need, faster. Our competitive position is enhanced by our ability to offer a wide variety of skills, in some of the most important market segments, through the use of training systems. Our ManpowerGroup Training and Development Center (TDC) provides over 5,000 hours of online courses that are accessible 24/7 and are free to our employees, associates and candidates to help them improve their skills. The courses cover a wide range of subjects in many languages and feature the latest information for a variety of fields, from learning the latest technology in the IT field, to brushing up on business management courses or software programs. This training can also enable students in any profession to further develop their skills, improve their employability and earn higher wages.

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

 Our competitors in the consulting space related to Right Management's core capabilities include major firms that compete in serving the large employer worldwide, such as Mercer, Towers Watson, DDI and Aon Hewitt. Additional significant competition comes from smaller regional and boutique firms in this same space, along with firms in related areas such as management and technology consulting and human resource IT that are starting to compete in portions of the Talent Management space (e.g. Accenture, Kenexa). Public accounting and consulting firms such as PricewaterhouseCoopers and Deloitte Consulting are also competitors in this space, although these firms must provide their consulting services within the constraints of the auditor independence provisions of the Sarbanes-Oxley Act legislation.

 Our competitors in the outplacement market include firms such as Drake Beam Morin and Lee Hecht Harrison, both of which are owned by Adecco, and career service divisions of global employment services firms. Additionally, there are regional firms and numerous smaller boutiques operating in either limited geographic markets or providing limited services. Companies provide outplacement services for several reasons. First, as the competition for attracting and retaining qualified employees increases, companies are increasingly attempting to distinguish themselves in the marketplace as attractive employers. Consequently, more companies are providing outplacement services as part of a comprehensive benefits package that provides for the well- being of employees – not only during their period of employment, but also after their employment ceases. Additionally, when companies experience layoffs, providing career management services is a more responsible way of facilitating outplacement and projects a positive corporate image, improving morale among the remaining employees. Finally, companies may provide outplacement services to reduce costs by preparing and assisting separated employees to find new employment, thereby diminishing employment-related litigation.

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

Also see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Regulations.”

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries. We believe that many of these marks and trade names, including ManpowerGroupTM, ManpowerGroupTM Solutions, Manpower®, ExperisTM, Right Management®, Brook Street®, Manpower ProfessionalTM, Elan®, Ultraskill® and Skillware®, have significant value and are materially important to our business. In addition, we maintain other intangible property rights. The trademarks have been assigned an indefinite life based on our expectation of renewing the trademarks, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future.

Employees

We had approximately 31,000 full-time equivalent employees as of December 31, 2011. In addition, we estimate that we recruit on behalf of our clients approximately 3.5 million permanent, temporary and contract workers on a worldwide basis each year.

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

Financial Information about Foreign and Domestic Operations

Note 14 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2011, 2010 and 2009. Such note is found in our 2011 Annual Report to Shareholders and is incorporated herein by reference.

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

•	cost structure of subsidiaries;

•	management turnover;

•	reorganizations;

•	material changes in the demand from larger clients, including clients with which we have national, multi-national, or sole-supplier arrangements;

•	availability of workers with the skills required by clients;

•	increases in the wages paid to our associates;

•	competitive market pressures, including pricing pressures;

•	inability to pass along direct cost increases to clients;

•	our ability to successfully invest in and implement information systems;

•	unanticipated technological changes, including obsolescence or impairment of information systems;

•	our ability to successfully expand into new markets or offer new service lines;

•	changes in client attitudes toward the use of staffing services;

•	changes in demand for our specialized services and outplacement services;

•	government, tax or regulatory policies adverse to the employment services industry;

•	general economic conditions in domestic and international markets;

•	interest rate and exchange rate fluctuations;

•	difficulties related to acquisitions, including integrating the acquired companies and achieving the expected benefits;

•	impairments to the carrying value of acquisitions and other investments resulting from poor financial performance or other factors;

•	the risk factors disclosed below; and

•	other factors that may be disclosed from time to time in our SEC filings or otherwise.

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

The worldwide employment services industry is highly competitive with limited barriers to entry, and in recent years has been undergoing significant consolidation. We compete in markets throughout the world with full-service and specialized employment services agencies. Several of our competitors, including Adecco S.A., Randstad Holding N.V. and Kelly Services, Inc., have very substantial marketing and financial resources. Price competition in the staffing industry is intense and pricing pressures from competitors and clients are increasing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or our profitability.

Government regulations may result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements that may reduce our future earnings.

In many jurisdictions in which we operate, such as France and Germany, the employment services industry is heavily regulated. For example, governmental regulations in Germany restrict the length of contracts and the industries in which our associates may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of our associates. For example, our associates in France are entitled to a 10% allowance for the uncertain duration of employment, which is eliminated if a full-time position is offered to them within three days after assignment termination. The countries and territories in which we operate may, among other things:

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

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions, net of cash acquired, was $49.0 million, $270.0 million and $21.6 million in 2011, 2010 and 2009, respectively.

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

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. In addition, future acquisitions could materially adversely effect our business, financial condition, results of operations and liquidity because they would likely result in the incurrence of additional debt or dilution, contingent liabilities, an increase in interest expense and amortization expenses related to separately identified intangible assets. Possible impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges could also occur.  For example, we recorded a goodwill and intangible asset impairment charge of $428.8 million in 2010 and $61.0 million in 2009 related to our acquisitions of Jefferson Wells and Right Management.

Intense competition may limit our ability to attract, train and retain the qualified personnel necessary for us to meet our clients’ staffing needs.

We depend on our ability to attract and retain qualified associates who possess the skills and experience necessary to meet the requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies. Competition for individuals with proven professional skills is intense, and we expect demand for such individuals to remain very strong for the foreseeable future. Qualified personnel may not be available to us in sufficient numbers and on terms of employment acceptable to us. Developing and implementing training programs requires significant expenditures and may not result in the trainees developing effective or adequate skills. We may not be able to develop training programs to respond to our clients’ changing needs or retain associates who we have trained. The failure to recruit, train and retain qualified associates could materially adversely affect our business because it may result in an inability to meet our clients’ needs.

We may be exposed to employment-related claim and costs from clients or third parties that could materially adversely affect our business, financial condition and results of operations.

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

We conduct our operations in 80 countries and territories and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2011, approximately 85% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $698.9 million of our outstanding indebtedness as of December 31, 2011 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This exposure could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future because, among other things, it could cause our reported revenues and profitability to decline or debt levels and interest expense to increase.

As of December 31, 2011 and 2010, we had $700.2 million and $698.0 million of total debt, respectively. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

Since we conduct a significant portion of our operations through our subsidiaries, our cash flow and our consequent ability to service our debt depends in part upon the earnings of our subsidiaries and the distribution of those earnings to our parent company, or upon loans or other payments of funds by those subsidiaries to our parent company or to other subsidiaries. The payment of such dividends and the making of such loans and advances by our subsidiaries may be subject to legal or contractual restrictions, depend upon the earnings of those subsidiaries and be subject to various business considerations, including the ability of such subsidiaries to pay such dividends or make such loans and advances in a manner that does not result in substantial tax liability or other costs.

We are exposed to counterparty risk in our hedging arrangements.

From time to time we enter into arrangements with other parties to hedge our exposure to fluctuations in currency and interest rates, including forward contracts and swap agreements. A number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis and in some cases have been unable to fulfill their debts and other obligations. If any of the counterparties to our hedging arrangements become unable to fulfill their obligations to us, we may lose the financial benefits of these arrangements. The fair value of our derivative financial instruments related to foreign currency forward exchange contracts reflected in our consolidated balance sheets as of December 31, 2011 and 2010 were liabilities of $0.3 million and assets of $0.1 million, respectively.

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

The market price for our common stock has been and may continue to be volatile. For example, during 2011, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $68.67 to a low of $32.32. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

In addition, the Wisconsin control share acquisition statute and Wisconsin’s “fair price” and “business combination” provisions, in addition to other provisions of Wisconsin law, limit the ability of an acquiring person to engage in certain transactions or to exercise the full voting power of acquired shares under certain circumstances. As a result, offers to acquire us, which may represent a premium over the available market price of our common stock, may be withdrawn or otherwise fail to be realized. The provisions described above could cause our stock price to decline.

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

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2011, under the heading “Significant Matters Affecting Results of Operations” (pages 39 to 43), which information is hereby incorporated herein by reference.

Item 4.                      [Removed and reserved.]

EXECUTIVE OFFICERS OF MANPOWERGROUP
(as of February 15, 2012)
Name of Officer	Office

Jeffrey A. Joerres Age 52
Chairman of ManpowerGroup since May 2001, and President and Chief Executive Officer of ManpowerGroup since April 1999. A director of Johnson Controls, Inc. and the Federal Board Reserve of Chicago. A director of ManpowerGroup for more than five years. An employee of ManpowerGroup since July 1993.

Michael J. Van Handel Age 52
Executive Vice President, Chief Financial Officer of ManpowerGroup since January 2008. Executive Vice President, Chief Financial Officer and Secretary of ManpowerGroup from April 2002 to January 2008. Senior Vice President, Chief Financial Officer and Secretary of ManpowerGroup from August 1999 to April 2002. An employee of ManpowerGroup since May 1989. A director of BMO Financial Corp. and Cellular Dynamics International.

Hans Leentjes Age 46
Executive Vice President of ManpowerGroup, President – Northern Europe since January 2011. Regional Managing Director of EMEA’s Central Region from January 2009 to December 2010. Country Manager of the Netherlands from March 2005 to December 2008. An employee of ManpowerGroup since March 2005. A director of ABU, the Dutch Association of temporary work agencies, from 2006 to June 2011.

Jonas Prising Age 47
Executive Vice President of ManpowerGroup, President – Americas of ManpowerGroup since January 2009. Executive Vice President of ManpowerGroup, President – United States and Canadian Operations from January 2006 to December 2008. Managing Director of ManpowerGroup Italy from July 2002 to December 2005. An employee of ManpowerGroup since June 1999.

Owen Sullivan Age 54
Executive Vice President of ManpowerGroup, President of Specialty Brands since April 2011. Executive Vice President of ManpowerGroup, and Chief Executive Officer of Right Management from January 2005 to December 2010. An employee of ManpowerGroup since April 2003. A director of Journal Communications since 2007.

Françoise Gri Age 54
Executive Vice President of ManpowerGroup, President – Southern Europe since January 2011. Executive Vice President of ManpowerGroup, President - France from February 2007 to December 2010. Prior to joining ManpowerGroup, held various leadership roles with IBM from 1981 to February 2007 including: regional general manager of France, Belgium and Luxembourg; vice president of marketing and channels software for IBM EMEA; and executive of e-business solutions for IBM EMEA. An employee of ManpowerGroup since February 2007. A member of the Rexel Supervisory Board and board member of Edenred (formerly “Accor Services.”)

Darryl Green Age 51
Executive Vice President of ManpowerGroup, President –Asia-Pacific and Middle East Operations since January 2009.  Executive Vice President of ManpowerGroup, President – Asia-Pacific Operations from May 2007 to December 2008.  Prior to joining ManpowerGroup, served as CEO of Tata Teleservices. Previously, CEO of Vodafone Japan, a publicly listed mobile services provider. An employee of ManpowerGroup since May 2007.

Mara Swan Age 52
Executive Vice President - Global Strategy and Talent since January 2009.  Senior Vice President of Global Human Resources from August 2005 to December 2008.  Prior to ManpowerGroup, served as Chief People Officer for the Molson Coors Brewing Company for its global operations. An employee of ManpowerGroup since August 2005.

Kenneth Hunt Age 62
Senior Vice President, General Counsel and Secretary of ManpowerGroup since January 2008. Prior to joining ManpowerGroup, a shareholder with the law firm of Godfrey & Kahn, S.C. from 1981 to 2007. An employee of ManpowerGroup since January 2008.

 OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, in 2011:

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

(e)	assistance relating to our filings with Securities and Exchange Commission, including the issuance of consents;

(f)	advice regarding tax issues relating to our internal reorganizations;

(g)	consultation on various projects, including certifications and special purpose audits; and

(h)	reviews of our quarterly financial statements.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

In November 2011 and in December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock for each authorization. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under these authorizations during the fourth quarter of 2011.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate number of shares that may yet be purchased
October 1 - 31, 2011	-		$-	-	2,313,590
November 1 - 30, 2011	1,328,300		36.98	1,328,300	3,985,290
December 1 - 31, 2011	366,155	(1)	34.44	366,033	3,619,257

(1)	122 shares of common stock were withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by an officer in settlement of restricted stock.

The remaining information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2011, under the heading “Note 15—Quarterly Data” (page 79) and “Corporate Information” (page 82) and in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2012, under the caption “Equity Compensation Plan Information”, which information is hereby incorporated herein by reference.

Item 6.                      Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2011, under the heading “Selected Financial Data” (page 80), which information is hereby incorporated herein by reference.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2011, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (pages 21 to 43), which information is hereby incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2011, under the heading “Significant Matters Affecting Results of Operations” (pages 39 to 43), which information is hereby incorporated herein by reference.

Item 8.                      Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and the notes thereto (pages 46 to 79) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2011, which information is hereby incorporated herein by reference.

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

Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting is set forth on page 43 in our Annual Report to Shareholders for the fiscal year ended December 31, 2011, which information is hereby incorporated herein by reference. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting is included on page 45 of our Annual Report to Shareholders for the year ended December 31, 2011, which information is hereby incorporated herein by reference.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.                      Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of ManpowerGroup” in Part I after Item 4.

(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2012 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)
The board of directors has determined that Edward J. Zore, chairman of the audit committee, is an “audit committee financial expert.” Mr. Zore is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2012 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

(e)
Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2012 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(f)
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the Code on our Internet website at www.manpowergroup.com.

Item 11.                      Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2012, under the caption “Executive and Director Compensation”; under the caption “Executive Compensation Committee Interlocks and Insider Participation”; and under the caption “Report of the Executive Compensation Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2012, under the caption “Security Ownership of Certain Beneficial Owners” and under the caption “Security Ownership of Management”; and under the caption “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2012, under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14.                      Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2012, under the caption “Audit Committee Report,” which information is hereby incorporated herein by reference.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Page Number(s) in Annual Report to Shareholders
Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

Reports of Independent Registered Public Accounting Firm	44-45

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	46

Consolidated Balance Sheets as of December 31, 2011 and 2010	47

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	48

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009	49

Notes to Consolidated Financial Statements	50-79

(a)(2) Financial Statement Schedule.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

SCHEDULE II—Valuation and Qualifying Accounts

(a)(3) Exhibits.

See (c) below.

 Pursuant to Regulation S-K, Item 601(b)(4)(iii), ManpowerGroup hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of ManpowerGroup and its consolidated subsidiaries which does not exceed 10 percent of the total assets of ManpowerGroup and its subsidiaries on a consolidated basis.

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

10.8(a)	Manpower Inc. Corporate Senior Management Incentive Plan dated as of May 2, 2007, incorporated by reference to the Company’s Current Report on Form 8-K dated May 2, 2007. **

10.8(b)
Manpower Inc. Corporate Senior Management Annual Incentive Pool Plan, incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on March 23, 2011 in connection with the 2011 Annual Meeting of the Shareholders of Manpower Inc.**

10.9(a)	Compensation Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011. **

10.9(b)	Severance Agreement between Jeffrey A. Joerres and Manpower Inc. dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011. **

10.10(a)
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

10.12(b)	Amendment to Assignment Agreement between Manpower Inc. and Jonas Prising dated March 7, 2011, incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2011.**

10.12(c)
Employment Agreement between Francoise Gri and Manpower Inc. dated as of February 15, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.12(d)	Letter Agreement between Darryl Green and Manpower Inc. dated as of April 4, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.13(a)
Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective February 16, 2011), incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2011. **

10.13(b)
Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2011 Equity Incentive Plan  (Amended and Restated Effective February 16, 2011), incorporated by reference to the Company’s Current Report on Form 8-K dated May 3, 2011. **

10.13(c)
Manpower Inc. Compensation for Non-Employee Directors (Amended and Restated Effective February 16, 2011), incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2011. **

10.13(d)
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

10.13(g)	Severance Agreement dated December 31, 2010 between Manpower Inc. and Darryl Green, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. **

10.13(h)	Severance Agreement dated February 17, 2011 between Manpower Inc. and Kenneth C. Hunt, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. **

10.13(i)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 28, 2009), incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 4, 2009. **

10.13(j)	Amendment of Manpower Inc. 2003 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. **

10.13(k)
2011 Equity Incentive Plan of Manpower Inc., incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed on March 23, 2011 in connection with the 2011 Annual Meeting of the Shareholders of Manpower Inc.**

10.13(l)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.14(a)	Form of Nonstatutory Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(b)	2010 Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. **

10.14(c)	2011 Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. **

10.14(d)	Amended Offer Letter between Hans Leentjes and Manpower Inc. dated as of May 10, 2011, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. **

10.14(e)
Severance Agreement between Hans Leentjes and Manpower Inc. dated as of January 10, 2011, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. **

10.14(f)	Form of Restricted Stock Agreement (CEO Form), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(g)	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

10.14(h)	Form of Career Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2011 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

21	Subsidiaries of Manpower Inc.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from ManpowerGroup’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, (v) Notes to Consolidated Financial Statements and (vi) Schedule II – Valuation and Qualifying Accounts.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWER INC. (d/b/a ManpowerGroup)

By:	/s/ Jeffrey A. Joerres
Jeffrey A. Joerres Chairman, President and Chief Executive Officer

Date:	February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey A. Joerres Jeffrey A. Joerres	Chairman, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 23, 2012

/s/ Michael J. Van Handel Michael J. Van Handel	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2012

Directors: Marc J. Bolland, Gina R. Boswell, Cari M. Dominguez, William Downe, Jack M. Greenberg, Terry A. Hueneke, Patricia A. Hemingway Hall, Roberto Mendoza, Ulice Payne, Jr., Elizabeth P. Sartain, John R. Walter and Edward J. Zore

February 23, 2012

By:	/s/ Kenneth Hunt
Kenneth Hunt Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ManpowerGroup

We have audited the consolidated financial statements of Manpower Inc. (d/b/a ManpowerGroup) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 23, 2012; such consolidated financial statements and reports are included in your 2011 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

February 23, 2012
Milwaukee, Wisconsin

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2011, 2010 and 2009, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write- Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2011	$111.6	$25.9	$(25.0)	$(4.7)	$0.8	$108.6
2010	118.3	28.9	(33.5)	(5.1)	3.0	111.6
2009	118.5	27.8	(39.0)	2.5	8.5	118.3