Form 10-Q
period 2012-03-31
MANPOWER INC /WI/
filed 2012-05-03
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
March 31, 2012
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at April 30, 2012
Common Stock, $.01 par value	80,190,542

ManpowerGroup

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-14
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4	Controls and Procedures	21

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 5	Other Information	23
Item 6	Exhibits	24

SIGNATURES		25

EXHIBIT INDEX		26

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	March 31,	December 31,
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$553.5	$580.5
Accounts receivable, less allowance for doubtful accounts of $111.6 and $108.6, respectively	4,232.7	4,181.3
Prepaid expenses and other assets	189.7	176.3
Future income tax benefits	56.5	52.4
Total current assets	5,032.4	4,990.5

OTHER ASSETS:
Goodwill	995.7	984.7
Intangible assets, less accumulated amortization of $185.6 and $176.1, respectively	347.2	354.9
Other assets	417.1	395.1
Total other assets	1,760.0	1,734.7

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	710.9	685.6
Less: accumulated depreciation and amortization	530.0	511.1
Net property and equipment	180.9	174.5
Total assets	$6,973.3	$6,899.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2012	2011
CURRENT LIABILITIES:
Accounts payable	$1,432.2	$1,370.6
Employee compensation payable	189.7	221.9
Accrued liabilities	513.0	520.8
Accrued payroll taxes and insurance	649.8	712.4
Value added taxes payable	488.0	502.3
Short-term borrowings and current maturities of long-term debt	454.2	434.2
Total current liabilities	3,726.9	3,762.2

OTHER LIABILITIES:
Long-term debt	267.6	266.0
Other long-term liabilities	410.3	388.1
Total other liabilities	677.9	654.1

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 109,436,500 and 109,076,337 shares, respectively	1.1	1.1
Capital in excess of par value	2,849.8	2,839.9
Retained earnings	1,011.9	971.7
Accumulated other comprehensive income	74.8	35.3
Treasury stock at cost, 29,270,099 and 29,172,342 shares, respectively	(1,369.1)	(1,364.6)
Total shareholders’ equity	2,568.5	2,483.4
Total liabilities and shareholders’ equity	$6,973.3	$6,899.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended
	March 31,
	2012	2011
Revenues from services	$5,096.4	$5,072.4
Cost of services	4,249.0	4,214.8
Gross profit	847.4	857.6
Selling and administrative expenses	753.6	772.0
Operating profit	93.8	85.6
Interest and other expenses	11.8	11.1
Earnings before income taxes	82.0	74.5
Provision for income taxes	41.8	38.8
Net earnings	$40.2	$35.7
Net earnings per share – basic	$0.50	$0.44
Net earnings per share – diluted	$0.50	$0.43
Weighted average shares – basic	80.2	81.9
Weighted average shares – diluted	80.9	83.6

ManpowerGroup

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2012	2011
Net earnings	$40.2	$35.7
Other comprehensive income:
Foreign currency translation adjustments	39.3	73.3
Translation adjustments on net investment hedge	(11.7)	(23.7)
Translation adjustments of long-term intercompany loans	9.3	(0.3)
Unrealized gain on investments, less income taxes of $0.8 and $0.3, respectively	2.2	0.8
Amortization of net loss included in pension plan net periodic benefit cost, less income taxes of $0.1 and $0.2, respectively	0.4	0.7
Total other comprehensive income	$39.5	$50.8
Comprehensive income	$79.7	$86.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Statements of Cash Flows (Unaudited)
(in millions)
	3 Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$40.2	$35.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24.3	25.9
Deferred income taxes	(0.8)	(2.9)
Provision for doubtful accounts	5.0	5.9
Share-based compensation	6.9	8.2
Excess tax benefit on exercise of share-based awards	–	(0.5)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	34.4	(212.9)
Other assets	(16.7)	(6.3)
Other liabilities	(114.0)	(12.8)
Cash used in operating activities	(20.7)	(159.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19.7)	(11.2)
Acquisitions of businesses, net of cash acquired	(1.5)	–
Proceeds from the sale of property and equipment	0.1	1.1
Cash used in investing activities	(21.1)	(10.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	9.5	9.6
Proceeds from long-term debt	0.1	0.1
Repayments of long-term debt	(8.4)	(0.1)
Proceeds from share-based awards	3.5	5.2
Other share-based award transactions	(4.5)	0.5
Cash provided by financing activities	0.2	15.3

Effect of exchange rate changes on cash	14.6	31.4
Change in cash and cash equivalents	(27.0)	(123.1)
Cash and cash equivalents, beginning of year	580.5	772.6
Cash and cash equivalents, end of period	$553.5	$649.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2.8	$2.1
Income taxes paid	$17.2	$55.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2011 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, were necessary for a fair statement of the results of operations for the periods presented. Such adjustments were of a normal recurring nature.

Subsequent Events

On April 26, 2012, we announced our acquisition of Damilo Consulting, a French firm specializing in IT design solutions with revenues of €42.0 in 2011. The purchase accounting will be finalized during the second quarter of 2012.

We have evaluated other events and transactions occurring after the balance sheet date through our filing date and noted no events that are subject to recognition or disclosure.

(2) Recently Issued Accounting Standards

In May 2011, the FASB issued new accounting guidance on fair value measurement. The new guidance clarifies some existing concepts, eliminates wording differences between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. We adopted this guidance effective January 1, 2012. There was no impact of this adoption on our Consolidated Financial Statements.

In June 2011, the FASB issued new accounting guidance on presentation of comprehensive income. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and annually present the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. We adopted this guidance retrospectively for the first quarter of 2012.

In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. We adopted this guidance effective January 1, 2012. Annual impairment tests are performed by the company in the third quarter of each year. The application of the guidance to our annual impairment test is not expected to have a significant impact on our Consolidated Financial Statements.

In December 2011, the FASB issued new accounting guidance on balance sheet offsetting. The new guidance requires an entity to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position. It also requires disclosures on instruments and transactions subject to an agreement similar to a master netting agreement. The guidance is effective for us in 2013. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended March 31, 2012 and 2011, we recognized share-based compensation expense of approximately $6.9 and $8.2, respectively, related to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $3.5 and $7.8 for the three months ended March 31, 2012 and 2011, respectively. We recognize share-based compensation expense in Selling and Administrative Expenses on a straight-line basis over the service period of each award.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares underlying grants to all employees and the weighted-average fair value per share for shares granted during the first quarter of 2012 and 2011 are presented in the table below:

	3 Months Ended March 31,
	2012		2011
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	302	$15.88	199	$25.21
Deferred Stock Units	15	35.75	7	62.76
Restricted Stock Units	309	42.60	264	65.23
Performance Share Units	197	44.81	133	67.12
Total Shares Granted	823	$33.20	603	$52.41

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, for the first quarter of 2012 was $1.5. No acquisition was made during the first quarter of 2011.

Total consolidated amortization expense related to intangible assets for the remainder of 2012 is expected to be $26.9 and in each of the next five years is expected to be as follows: 2013- $31.2, 2014 - $26.2, 2015 - $22.4, 2016 - $19.4 and 2017 - $17.8.

(5) Reorganization Costs

We recorded net reorganization costs of $0.1 and $0.2 in the first quarter of 2012 and 2011, respectively, in Selling and Administrative Expenses, related to severances and office closures and consolidations. These expenses are net of reversals of amounts recorded in previous periods, resulting mainly from larger-than-estimated cost savings from subleasing and lease buyouts as well as lower-than-expected severance costs. During the first quarter of 2012, we made payments of $7.9 out of our reorganization reserve. We expect a majority of the remaining $21.6 will be paid in 2012.

Changes in the reorganization reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2012	$4.0	$4.2	$11.8	$1.2	$8.2	$-	$29.4
Severance costs, net	-	0.1	-	-	-	-	0.1
Office closure costs, net	-	-	-	-	-	-	-
Costs paid or utilized	(1.4)	(0.8)	(2.6)	(1.2)	(1.9)	-	(7.9)
Balance, March 31, 2012	$2.6	$3.5	$9.2	$-	$6.3	$-	$21.6

(1)    Balances related to the United States were $3.3 and $2.0 as of January 1, 2012 and March 31, 2012, respectively.
(2)    Balances related to France were $3.5 and $3.3 as of January 1, 2012 and March 31, 2012, respectively. Balances related to Italy were $0.4 and $0.2 as of January 1, 2012 and March 31, 2012, respectively.

(6) Income Taxes

We recorded an income tax expense at an effective rate of 50.9% for the three months ended March 31, 2012, as compared to an effective rate of 52.1% for the three months ended March 31, 2011. The 2012 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income. The 50.9% effective tax rate was higher than the U.S. Federal statutory rate of 35% and we currently expect an annual effective tax rate to be between the low to mid-forty percent range, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items, repatriations from non-U.S. entities and the French Business Tax. Excluding the impact of the French Business Tax, our tax rate for the three months ended March 31, 2012 and 2011 would have been approximately 38%.

As of March 31, 2012, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $30.0. We had related tax benefits of $3.6, and the net amount of $26.4 would favorably affect the effective tax rate if recognized. As of December 31, 2011, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $27.0. We had related tax benefits of $3.6 for a net amount of $23.4. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2009 through 2011 for our major operations in Germany, Italy, France, Japan, U.S. and United Kingdom. As of March 31, 2012, we are subject to tax audits in France, Belgium, Denmark, Austria, Italy, Norway, Spain, and the U.S. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculation of Net Earnings Per Share – Basic and Net Earnings Per Share – Diluted were as follows:

	3 Months Ended
	March 31,
	2012	2011
Net Earnings Per Share – Basic:
Net earnings available to common shareholders	$40.2	$35.7
Weighted-average common shares outstanding	80.2	81.9
	$0.50	$0.44
Net Earnings Per Share – Diluted:
Net earnings available to common shareholders	$40.2	$35.7
Weighted-average common shares outstanding	80.2	81.9
Effect of dilutive securities – stock options	0.4	0.5
Effect of other share-based awards	0.3	1.2
	80.9	83.6
	$0.50	$0.43

There were 4.1 million and 1.6 million share-based awards excluded from the calculation of Net Earnings Per Share – Diluted for the three months ended March 31, 2012 and 2011, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total(4)
Balance, January 1, 2012	$461.8	$59.5	$260.7	$77.5	$60.3	$64.9	$984.7
Goodwill acquired	0.2	0.3	-	-	-	-	0.5
Currency and other impacts	0.3	1.7	8.3	(1.1)	1.3	-	10.5
Balance, March 31, 2012	$462.3	$61.5	$269.0	$76.4	$61.6	$64.9	$995.7

(1)   Balances related to the United States were $448.3 and $448.5 as of January 1, 2012 and March 31, 2012, respectively.
(2)   Balances related to France were $42.1 and $43.7 as of January 1, 2012 and March 31, 2012, respectively. Balances related to Italy were $5.4 and $5.5 as of January 1, 2012 and March 31, 2012, respectively.
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
(4)  Balances were net of accumulated impairment loss of $513.4 as of both January 1, 2012 and March 31, 2012.

Goodwill balances by reporting unit were as follows:

	March 31,	January 1,
	2012	2012
United States	$504.0	$503.8
Netherlands (Vitae)	81.6	79.3
Right Management	61.6	60.3
Other reporting units(1)	348.5	341.3
Total goodwill	$995.7	$984.7

(1)	Elan reporting unit, which carried $123.8 of goodwill as of December 31, 2011, was integrated into other reporting units within our Northern Europe reportable segment as of January 1, 2012.

We did not perform an interim impairment test of our goodwill and indefinite-lived intangible assets in the first quarter of 2012 as we noted no significant indicators of impairment as of March 31, 2012.

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	3 Months Ended March 31,
	Defined Benefit		Retiree Health
	Pension Plans		Care Plan
	2012	2011	2012	2011
Service cost	$2.6	$2.6	$-	$0.1
Interest cost	3.7	3.9	0.3	0.3
Expected return on assets	(3.6)	(3.8)	-	-
Other	0.4	0.1	-	-
Net periodic benefit cost	$3.1	$2.8	$0.3	$0.4

During the three months ended March 31, 2012, contributions made to our pension plans were $4.8 and contributions made to our retiree health care plan were $0.5. During 2012, we expect to make total contributions of $20.0 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of Accumulated Other Comprehensive Income, net of tax, were as follows:

	March 31,	December 31,
	2012	2011
Foreign currency translation	$194.1	$154.8
Translation loss on net investment hedge	(23.1)	(11.4)
Translation loss on long-term intercompany loans	(79.8)	(89.1)
Unrealized gain on investments, net of income taxes of $3.5 and $2.8, respectively	10.4	8.2
Defined benefit pension plans, net of income taxes of $19.4 and $19.5, respectively	(26.1)	(26.5)
Retiree health care plan, net of income taxes of $0.5 for both dates	(0.7)	(0.7)
Accumulated other comprehensive income	$74.8	$35.3

On May 2, 2012, the Board of Directors declared a semi-annual cash dividend of $0.43 per share, which is payable on June 15, 2012 to shareholders of record on June 1, 2012.

(11) Interest and Other Expenses

Interest and Other Expenses consisted of the following:

	3 Months Ended
	March 31,
	2012	2011
Interest expense	$10.6	$10.2
Interest income	(1.8)	(1.4)
Foreign exchange (gain) loss	(0.2)	0.5
Miscellaneous expenses, net	3.2	1.8
Interest and other expenses	$11.8	$11.1

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

The €300.0 ($400.2) Notes and the €200.0 ($266.6) Notes were designated as economic hedges of our net investment in our foreign subsidiaries with a Euro functional currency as of March 31, 2012. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of Accumulated Other Comprehensive Income, net of taxes. As of March 31, 2012 and December 31, 2011, we had a $23.1 and $11.4, respectively, unrealized loss included in Accumulated Other Comprehensive Income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a gain in Interest and Other Expenses of $0.7 for the quarter ended March 31, 2012 and an insignificant gain for the quarter ended March 31, 2011, associated with our forward contracts, which offset the losses recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.4	$0.4	$-	$-
Foreign currency forward contracts	0.6	-	0.6	-
Deferred compensation plan assets	52.0	52.0	-	-
	$53.0	$52.4	$0.6	$-

Liabilities
Foreign currency forward contracts	$0.1	$-	$0.1	$-
	$0.1	$-	$0.1	$-

		Fair Value Measurements Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.4	$0.4	$-	$-
Deferred compensation plan assets	45.2	45.2	-	-
	$45.6	$45.6	$-	$-

Liabilities
Foreign currency forward contracts	$0.3	$-	$0.3	$-
	$0.3	$-	$0.3	$-

The carrying value of Long-Term Debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes was $676.6 and $654.9 as of March 31, 2012 and December 31, 2011, respectively, compared to a carrying value of $666.8 and $647.6, respectively.

(13) Segment Data

	3 Months Ended March 31,
	2012	2011
Revenues from Services:
Americas:
United States (a)	$735.8	$750.9
Other Americas	402.5	361.8
	1,138.3	1,112.7

Southern Europe:
France	1,291.8	1,353.8
Italy	267.5	284.6
Other Southern Europe	195.2	180.0
	1,754.5	1,818.4

Northern Europe	1,444.0	1,456.6
APME	680.0	602.9
Right Management	79.6	81.8
Consolidated (b)	$5,096.4	$5,072.4

Operating Unit Profit (Loss): (c)
Americas:
United States	$6.9	$8.7
Other Americas	15.3	12.8
	22.2	21.5

Southern Europe:
France	5.5	12.0
Italy	14.5	12.9
Other Southern Europe	3.5	2.2
	23.5	27.1

Northern Europe	43.9	41.9
APME	19.6	16.5
Right Management	2.5	3.3
	111.7	110.3
Corporate expenses	(26.3)	(32.0)
Intangible asset amortization expense	(9.0)	(9.6)
Reclassification of French Business Tax (d)	17.4	16.9
Operating Profit	93.8	85.6
Interest and other expenses	(11.8)	(11.1)
Earnings before income taxes	$82.0	$74.5

(a)
In the United States, where a majority of our franchises operate, Revenues from Services included fees received from the related franchise offices of $3.2 and $2.7 for the three months ended March 31, 2012 and 2011, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $164.4 and $148.5 for the three months ended March 31, 2012 and 2011, respectively.

(b)
Our consolidated Revenues from Services include fees received from our franchise offices of $5.4 and $5.9 for the three months ended March 31, 2012 and 2011, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $253.9 and $274.5 for the three months ended March 31, 2012 and 2011, respectively.

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

(14) Contingencies

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 18 and 19 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended March 31, 2012 and 2011

In the first quarter of 2012, we saw moderate revenue growth in several of our markets, which enabled us to improve operating leverage and our profitability. The growth during the first quarter of 2012 slowed from that seen in the fourth quarter of 2011 due to the slowing of the global economy and stronger comparable operating results in the prior year. The improved operating leverage resulted as we decreased expenses, due to the continued implementation of cost control measures and productivity initiatives, without sacrificing the support needed to grow our revenues.

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Slowing economic growth or economic contraction typically results in decreasing demand for labor, resulting in less demand for our staffing service. This slowdown typically impacts our operating profit unfavorably as we may experience a deleveraging of our selling and administrative expense base as expenses may not change at the same pace as revenues. However, in the first quarter of 2012, we were able to increase revenues in several of our markets despite the slowing of the global economy.

The following table presents selected consolidated financial data for the three months ended March 31, 2012 as compared to 2011.
(in millions except per share data)	2012	2011	Variance	Constant Currency Variance
Revenues from services	$5,096.4	$5,072.4	0.5%	3.0%

Cost of services	4,249.0	4,214.8	0.8	3.4
Gross profit	847.4	857.6	(1.2)	1.1
Gross profit margin	16.6%	16.9%

Selling and administrative expenses	753.6	772.0	(2.4)	(0.3)
Operating profit	93.8	85.6
Operating profit margin	1.8%	1.7%

Interest and other expenses	11.8	11.1	5.3
Earnings before income taxes	82.0	74.5

Provision for income taxes	41.8	38.8
Effective income tax rate	50.9%	52.1%
Net earnings	$40.2	$35.7
Net earnings per share – diluted	$0.50	$0.43
Weighted average shares – diluted	80.9	83.6	(3.3)%

We saw mixed results in our markets with regard to our staffing and workforce solutions businesses during the first quarter of 2012 as economic conditions have varied globally. At Right Management, we saw a small decline in demand for the talent management services. The year-over-year increase in Revenues from Services of 0.5% (3.0% in constant currency and 1.8% on a organic constant currency basis) was attributed to:

o
increased demand for services in several of our markets within the Americas, Southern Europe, Northern Europe and APME, where revenues increased 3.9%, 0.7%, 2.6% and 9.8%, respectively, on a constant currency basis. Several of our larger markets such as the United States, Italy and France experienced slight revenue declines of 2.0%, 1.9% and 0.4% on a constant currency basis due to the current economic environment in these countries;

o
our acquisitions of three entities in APME during April 2011 and Proservia in Southern Europe during September 2011, which added 1.2% of revenue growth to our consolidated results. In the first quarter of 2012, APME experienced revenue growth of 3.1% on an organic constant currency basis. In the first quarter of 2012, Southern Europe experienced a revenue decline of 0.4% on an organic constant currency basis;

o	the favorable impact of approximately 1% from an additional billing day in the period; partially offset by

o	decreased demand for talent management services at Right Management, where revenues decreased 2.0% on a constant currency basis; and

o	a 2.5% decrease due to the impact of currency exchange rates.

The year-over-year 30 basis point decrease in Gross Profit Margin was primarily attributed to:

o
a 20 basis point (-0.20%) decline from our organic staffing/interim business because of an increase in unbillable bench time and business mix changes, with higher growth from our lower-margin key accounts, and some pricing pressures in certain European markets; and

o	a 10 basis point (-0.10%) decline due to our acquisitions in APME.

The 2.4% decline in Selling and Administrative Expenses for the current quarter (0.3% decline in constant currency or 1.1% decline in organic constant currency) was attributed to:

o	a decrease in our organic salary-related costs, including variable incentive-based costs due to mixed operating results and the impact of the reorganizations we completed during 2011;

o	a 2.1% decrease due to the impact of currency exchange rates; offset by

o	the additional recurring selling and administrative costs as a result of the acquisitions in APME and in Southern Europe during 2011.

Selling and Administrative Expenses as a percent of revenues decreased 40 basis points (-0.40%) during the first quarter of 2012 compared to 2011 due primarily to productivity enhancements and expense leveraging, as expenses decreased 1.1% in organic constant currency while revenues increased 1.8% in organic constant currency in the first quarter of 2012 as compared to 2011.

Interest and Other Expenses were $11.8 million for the first quarter of 2012 compared to $11.1 million in 2011. Net Interest Expense was flat in the first quarter of 2012 as compared to 2011. Translation gains in the first quarter of 2012 were $0.2 million compared to translation losses of $0.5 million in the first quarter of 2011. Miscellaneous expenses increased $1.4 million to $3.2 million in the first quarter of 2012 from $1.8 million in 2011.

We recorded an income tax expense at an effective rate of 50.9% for the three months ended March 31, 2012, as compared to an effective rate of 52.1% for the three months ended March 31, 2011. The 2012 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income. The 50.9% effective tax rate was higher than the U.S. Federal statutory rate of 35% and we currently expect an annual effective tax rate to be between the low to mid-forty percent range, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items, repatriations from non-U.S. entities and the French Business Tax. Excluding the impact of the French Business Tax, our tax rate for the three months ended March 31, 2012 and 2011 would have been approximately 38%.

Net Earnings Per Share – Diluted increased to $0.50 in the first quarter of 2012 compared to $0.43 in the first quarter of 2011. Exchange rates had a negative impact of $0.02 on Net Earnings Per Share – Diluted. Weighted Average Shares – Diluted were 80.9 million for the first quarter of 2012 as compared to 83.6 million in the first quarter of 2011. This decrease was primarily a result of the repurchase of 2.6 million shares, under authorizations, subsequent to March 31, 2011.

Segment Operating Results

Americas

In the Americas, Revenues from Services increased 2.3% (3.9% in constant currency) for the first quarter of 2012 compared to 2011. In the United States (which represents 64.6% of the Americas' revenues), Revenues from Services declined 2.0% in the first quarter of 2012 compared to 2011. The decline in revenues was attributable to the Experis business line where two large client contracts wound down during the first quarter of 2012. These declines were partially offset by an increase in permanent recruitment revenues of 30.2% in the first quarter of 2012. In Other Americas, Revenues from Services improved 11.3% (16.1% in constant currency) in the first quarter of 2012 compared to 2011, led by revenue growth in Mexico, Argentina and Canada of 16.5%, 23.5% and 12.9%, respectively, in constant currency.

Gross Profit Margin decreased slightly during the first quarter of 2012 compared to the first quarter of 2011 due to an increase in unbillable time within our Experis business line and changes in client rebates. This was partially offset by an increase in permanent recruitment business during the first quarter of 2012 compared to 2011.

Selling and Administrative Expenses increased slightly during the first quarter of 2012 compared to 2011, due to additional headcount in Mexico and Canada to meet the increased demand in those countries. Argentina also experienced an increase in Selling and Administrative Expenses during the first quarter of 2012 due to inflation. Partially offsetting these increases was the United States where Selling and Administrative Expenses decreased in the first quarter of 2012 compared to the prior year period due to a decrease in variable incentive-based compensation. Selling and Administrative Expenses as a percent of revenues was relatively flat in the first quarter of 2012 compared to 2011.

Operating Unit Profit (“OUP”) Margin in the Americas was 2.0% and 1.9% for the first quarter of 2012 and 2011, respectively. In the United States, OUP Margin was 0.9% in the first quarter of 2012 compared to 1.2% in 2011. Other Americas OUP Margin was 3.8% in the first quarter of 2012 compared to 3.5% in the first quarter of 2011.

Southern Europe

In Southern Europe, which includes operations in France and Italy, Revenues from Services decreased 3.5% (-0.4% in organic constant currency) during the first quarter of 2012 compared to 2011. In France (which represents 73.6% of Southern Europe’s revenues), Revenues from Services declined 4.6% (-1.9% in organic constant currency) during the first quarter of 2012 compared to 2011. In Italy (which represents 15.2% of Southern Europe’s revenues), Revenues from Services declined 6.0% (-1.9% in constant currency) during the current period compared to 2011. In Other Southern Europe, Revenues from Services increased 8.5% (13.7% in constant currency) during the first quarter of 2012 compared to 2011. Overall, Southern Europe experienced softening demand during the first quarter of 2012 in the temporary staffing/interim business compared to 2011. This decline was partially offset by permanent recruitment revenues, which increased 7.7% in constant currency in the first quarter of 2012 compared to 2011, along with one additional billing day in the majority of Southern Europe countries in the first quarter of 2012 compared to 2011.

Gross Profit Margin decreased slightly in the first quarter of 2012 compared to the first quarter of 2011 due primarily to business mix changes in Italy and Other Southern Europe, which unfavorably impacted staffing/interim gross margins. Offsetting these mix changes was the favorable impact of the Proservia acquisition as well as an increase in permanent recruitment business.

Selling and Administrative Expenses increased during the first quarter of 2012 compared to 2011, due to an increase in the number of employees resulting from the Proservia acquisition. On an organic basis, expenses were slightly down and expenses as a percentage of revenue were flat with the prior year.

OUP Margin in Southern Europe was 1.3% and 1.5% for the first quarter of 2012 and 2011, respectively. This decrease was due to the decline in France, where OUP Margin was 0.4% in the first quarter of 2012 compared to 0.9% in 2011. Offsetting this decline, Italy improved its OUP Margin to 5.4% in the first quarter of 2012 compared to 4.5% in 2011. Other Southern Europe OUP Margin was 1.8% in the first quarter of 2012 compared to 1.2% in the first quarter of 2011. The improvement in OUP for both Italy and Other Southern Europe was a result of reduced Selling and Administrative Expenses as expenses were well controlled given the slowing demand.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany and the Netherlands, Revenues from Services increased 2.6% in constant currency in the first quarter of 2012 as compared to the first quarter of 2011. The primary increase in revenues came from within our temporary staffing/interim business in the United Kingdom, where one large client increased revenues significantly in the quarter as a result of a ramp up in demand starting in the second quarter of 2011.  Also, there was a favorable impact from one additional billing day in most of Northern Europe’s countries in the first quarter of 2012 compared to 2011.

Gross Profit Margin decreased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to a decrease in staffing/interim margins due to changes in business mix, where clients with lower-margin business grew relatively faster, and an increase of unbillable labor.

Selling and Administrative Expenses decreased during the first quarter of 2012 compared to the first quarter of 2011 due to lower headcount as a result of our prior year reorganization, which reduced compensation costs. Selling and Administrative Expenses as a percent of revenues decreased in the first quarter of 2012 as compared to the first quarter of 2011 due to the improved expense leveraging as expenses declined during the first quarter of 2012 despite the increase in revenues.

OUP Margin for Northern Europe was 3.0% and 2.9% for the first quarter of 2012 and 2011, respectively. The improvement in OUP Margin was the result of controlling expenses during the period as noted above.

APME

Revenues from Services for APME increased 12.8% (9.8% in constant currency or 3.1% in organic constant currency) during the first quarter of 2012 compared to 2011. In the second quarter of 2011, China and India both made acquisitions, which significantly increased their revenues. Excluding acquisitions, revenue growth in China and India was 33.6% and 8.1%, respectively, in organic constant currency. In Japan (which represents 43.7% of APME’s revenues) and in Australia, we saw more modest results, with a decline of 0.3% in Japan and growth of 1.3% in Australia, in constant currency.

Gross Profit Margin decreased in the first quarter of 2012 compared to 2011 primarily due to the lower-margin business in one of our China acquisitions and a slight decrease in our permanent recruitment revenues.

Selling and Administrative Expenses increased in the first quarter of 2012 compared to 2011 primarily due to increased compensation costs arising from the additional headcount because of the acquisitions in China and India. Selling and Administrative Expenses as a percent of revenues decreased in the first quarter of 2012 as compared to the first quarter of 2011.

OUP Margin for APME was 2.9% in the first quarter of 2012 compared to 2.7% in 2011 for the reasons noted above.

Right Management

Revenues from Services for Right Management in the first quarter of 2012 decreased 2.6% (2.0% in constant currency) compared to the first quarter of 2011. This decrease in revenues was due to a 12.9% decline in demand for our talent management business, as we are seeing a longer sales cycle as clients defer discretionary spend. That was partly offset by an increase in our counter-cyclical outplacement services, which was up approximately 3% in the first quarter of 2012 compared to 2011.

Gross Profit Margin increased in the first quarter of 2012 compared to 2011 as a result of a change in the mix of business, as we saw an increase in the higher margin outplacement services and a decrease in the lower margin talent management business.

Selling and Administrative Expenses increased in the first quarter of 2012 compared to 2011, as the favorable impact of our reorganization plan was offset by other costs as we continue to implement the plan. In the fourth quarter of 2011, we announced the reorganization plan to to streamline the office infrastructure and management organization, with charges incurred in that quarter and additional charges expected during the second or third quarter of 2012 as further actions of the plan are implemented. As a percentage of revenue, Selling and Administrative Expenses slightly increased in the first quarter of 2012 compared to 2011, as our fixed costs are now supporting a lower revenue amount.

OUP Margin for Right Management was 3.1% in the first quarter of 2012 compared to 4.0% in the first quarter of 2011 due to the increase in Selling and Administrative Expenses as noted above.

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

The constant currency and organic constant currency financial measures are used to supplement those measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These Non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies may calculate such financial results differently. These Non-GAAP financial measures are not measurements of financial performance under GAAP, and should not be considered as alternatives to measures presented in accordance with GAAP.

Reconciliation of these Non-GAAP percent variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended March 31, 2012 Compared to 2011
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$735.8	(2.0)%	-%	(2.0)%	-%	(2.0)%
Other Americas	402.5	11.3	(4.8)	16.1	-	16.1
	1,138.3	2.3	(1.6)	3.9	-	3.9

Southern Europe:
France	1,291.8	(4.6)	(4.2)	(0.4)	1.5	(1.9)
Italy	267.5	(6.0)	(4.1)	(1.9)	-	(1.9)
Other Southern Europe	195.2	8.5	(5.2)	13.7	-	13.7
	1,754.5	(3.5)	(4.2)	0.7	1.1	(0.4)

Northern Europe	1,444.0	(0.9)	(3.5)	2.6	-	2.6
APME	680.0	12.8	3.0	9.8	6.7	3.1
Right Management	79.6	(2.6)	(0.6)	(2.0)	-	(2.0)
Consolidated	$5,096.4	0.5	(2.5)	3.0	1.2	1.8

Gross Profit	$847.4	(1.2)	(2.3)	1.1	1.0	0.1
Selling and Administrative Expense	$753.6	(2.4)	(2.1)	(0.3)	0.8	(1.1)
Operating Profit	$93.8	9.5	(4.4)	13.9	3.0	10.9

(a)  In millions for the three months ended March 31, 2012.

Liquidity and Capital Resources

Cash used in operating activities was $20.7 million during the first quarter of 2012 compared to $159.7 million during the first quarter of 2011. Better utilization of working capital allowed us to reduce the related operating cash outflow to $96.3 million during the first quarter of 2012 compared to $232.0 million during the first quarter of 2011.

Accounts receivable increased to $4,232.7 million as of March 31, 2012 from $4,181.3 million as of December 31, 2011. This increase was due to changes in foreign currency exchange rates. At constant exchange rates, the March 31, 2012 balance would have been approximately $90.6 million lower than reported.

Capital expenditures were $19.7 million in the first quarter of 2012 compared to $11.2 million in the first quarter of 2011. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments. The increase in the expenditures in the first quarter of 2012 from 2011 was primarily attributable to office consolidations and realignments, as well as several leasehold improvement projects that took place during the first three months of 2012.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, for the first quarter of 2012 was $1.5 million. There were no acquisitions made during the first quarter of 2011.

Cash provided by net debt borrowings was $1.2 million in the first quarter of 2012 compared to $9.6 million in the first quarter of 2011.

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

Our €300.0 million notes are due June 2012, and our €200.0 million notes are due June 2013. We currently plan to refinance the €300.0 million notes in either the U.S. or Euro public markets, however, in the event that the public debt markets become challenged, we plan to refinance these notes under our $800.0 million five-year credit agreement. We currently do not anticipate any problems accessing the credit markets should we need to replace our facilities.

As of March 31, 2012, we had letters of credit totaling $1.6 million issued under our $800.0 million revolving credit facility. Additional borrowings of $798.4 million were available to us under the credit agreement as of March 31, 2012.

The $800.0 million revolving credit agreement requires that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 0.86 to 1 and a fixed charge coverage ratio of 3.17 to 1 as of March 31, 2012. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2012, such credit lines totaled $392.7 million, of which $337.7 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $246.1 million could have been made under these lines as of March 31, 2012.

In November 2011 and in December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock for each authorization. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. No repurchases were made during the first quarter of 2012 or 2011 under any authorization. As of March 31, 2012, we have repurchased 2.4 million shares at a total cost of $104.5 million under the 2010 authorization, leaving 0.6 million shares remaining authorized for repurchase. No shares have been repurchased under the 2011 authorization.

On May 2, 2012, the Board of Directors declared a semi-annual cash dividend of $0.43 per share, which is payable on June 15, 2012 to shareholders of record on June 1, 2012.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,673.0 million as of March 31, 2012 compared to $1,636.0 million as of December 31, 2011.

We also have entered into guarantee contracts and letters of credit that total approximately $179.1 million and $174.0 million as of March 31, 2012 and December 31, 2011, respectively, consisting of $140.5 million and $135.4 million for guarantees, respectively, and $38.6 million for letters of credit as of both dates. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness.  If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.4 million in both the first quarter of 2012 and 2011.

We recorded net reorganization costs of $0.1 million and $0.2 million in the first quarter of 2012 and 2011, respectively, in Selling and Administrative Expenses, related to severances and office closures and consolidations in several countries. These expenses are net of reversals of amounts recorded in previous periods, resulting mainly from larger-than-estimated cost savings from subleasing and lease buyouts as well as lower-than-expected severance costs. During the first quarter of 2012, we made payments of $7.9 million out of our reorganization reserve. We expect a majority of the remaining $21.6 million will be paid in 2012. Changes in the reorganization costs by reportable segment and Corporate are shown in Note 5 to the Consolidated Financial Statements.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties.  The information in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements.  Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made.  We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2011 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In November 2011 and in December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock for each authorization. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under these authorizations during the first quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1- 31, 2012	383	(1)	$-	-	3,619,257
February 1 - 29, 2012	104,029	(2)	-	-	3,619,257
March 1 - 31, 2012	-		-	-	3,619,257

(1) Shares of restricted stock delivered by a director to ManpowerGroup, upon vesting, to satisfy tax withholding requirements.
(2) Shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock and restricted stock units.

Item 5 – Other Information

Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2011

In June 2011, the FASB issued new accounting guidance on presentation of comprehensive income (loss). The new guidance requires an entity to present the total of comprehensive income (loss), the components of net earnings (loss), and annually present the components of other comprehensive (loss) income either in a single continuous statement of comprehensive income (loss), or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive (loss) income as part of the statement of shareholders’ equity. We adopted this guidance as of January 1, 2012 and present net earnings (loss) and other comprehensive (loss) income in two separate statements. The table below reflects the retrospective application of this guidance for each of the three years ended December 31, 2011. The retrospective application did not have a material impact on our Consolidated Financial Statements.

(in millions)	December 31,
	2011	2010	2009
Net earnings (loss)	$251.6	$(263.6)	$(9.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(56.4)	(46.3)	133.8
Translation adjustments on net investment hedge	12.9	29.3	(10.9)
Translation adjustments of long-term intercompany loans	1.2	2.6	(15.9)
Unrealized gain on investments, less income taxes of $0.0, $0.4 and $1.5, respectively	0.2	1.4	4.3
Reclassification to earnings of loss on derivatives, less income taxes of $2.6 for 2009	-	-	4.3
Unrealized gain on derivatives, less income taxes of $0.2 for 2009	-	-	0.3
Defined benefit pension plans and retiree health care plan, less income taxes of $(4.8), $(3.3) and $4.4, respectively	(9.6)	(6.9)	(0.1)
Total other comprehensive (loss) income	$(51.7)	$(19.9)	$115.8
Comprehensive income (loss)	$199.9	$(283.5)	$106.6

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2012:

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

(e)	audit services with respect to certain procedures for governmental requirements.

Item 6 – Exhibits

10.1	Amended and Restated Severance Agreement between Mara Swan and Manpower Inc. (d/b/a ManpowerGroup) dated as of February 15, 2012.

10.2
Amended and Restated Severance Agreement between Jonas Prising and Manpower Inc. (d/b/a ManpowerGroup) dated as of February 15, 2012, incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2012.

10.3	Form of Stock Option Agreement under 2011 Equity Incentive Plan.

10.4	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.

10.5	Form of Performance Share Unit Agreement under 2011 Equity Incentive Plan.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from ManpowerGroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC. (d/b/a ManpowerGroup)
(Registrant)

Date: May 3, 2012

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

Exhibit No.	Description

10.1	Amended and Restated Severance Agreement between Mara Swan and Manpower Inc. (d/b/a ManpowerGroup) dated as of February 15, 2012.

10.2
Amended and Restated Severance Agreement between Jonas Prising and Manpower Inc. (d/b/a ManpowerGroup) dated as of February 15, 2012, incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2012.

10.3	Form of Stock Option Agreement under 2011 Equity Incentive Plan.

10.4	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.

10.5	Form of Performance Share Unit Agreement under 2011 Equity Incentive Plan.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from ManpowerGroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.