Form 10-Q
period 2012-06-30
MANPOWER INC /WI/
filed 2012-08-03
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

June 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at August 1, 2012
Common Stock, $.01 par value	79,330,207

ManpowerGroup

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-14
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4	Controls and Procedures	24

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 5	Other Information	25
Item 6	Exhibits	26

SIGNATURES		27

EXHIBIT INDEX		28

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	June 30,	December 31,
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$454.6	$580.5
Accounts receivable, less allowance for doubtful accounts of $109.4 and $108.6, respectively	4,266.2	4,181.3
Prepaid expenses and other assets	190.0	176.3
Future income tax benefits	60.9	52.4
Total current assets	4,971.7	4,990.5

OTHER ASSETS:
Goodwill	1,014.0	984.7
Intangible assets, less accumulated amortization of $193.9 and $176.1, respectively	346.1	354.9
Other assets	400.7	395.1
Total other assets	1,760.8	1,734.7

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	692.5	685.6
Less: accumulated depreciation and amortization	517.5	511.1
Net property and equipment	175.0	174.5
Total assets	$6,907.5	$6,899.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2012	2011
CURRENT LIABILITIES:
Accounts payable	$1,483.0	$1,370.6
Employee compensation payable	189.7	221.9
Accrued liabilities	453.6	520.8
Accrued payroll taxes and insurance	654.5	712.4
Value added taxes payable	478.4	502.3
Short-term borrowings and current maturities of long-term debt	308.8	434.2
Total current liabilities	3,568.0	3,762.2

OTHER LIABILITIES:
Long-term debt	446.3	266.0
Other long-term liabilities	382.3	388.1
Total other liabilities	828.6	654.1

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 109,474,800 and 109,076,337 shares, respectively	1.1	1.1
Capital in excess of par value	2,857.7	2,839.9
Retained earnings	1,018.6	971.7
Accumulated other comprehensive income	35.4	35.3
Treasury stock at cost, 30,155,676 and 29,172,342 shares, respectively	(1,401.9)	(1,364.6)
Total shareholders’ equity	2,510.9	2,483.4
Total liabilities and shareholders’ equity	$6,907.5	$6,899.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 ManpowerGroup

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues from services	$5,206.7	$5,667.3	$10,303.1	$10,739.7
Cost of services	4,345.0	4,705.1	8,594.0	8,919.9
Gross profit	861.7	962.2	1,709.1	1,819.8
Selling and administrative expenses	767.3	811.4	1,520.9	1,583.4
Operating profit	94.4	150.8	188.2	236.4
Interest and other expenses	11.3	11.8	23.1	22.9
Earnings before income taxes	83.1	139.0	165.1	213.5
Provision for income taxes	42.1	66.3	83.9	105.1
Net earnings	$41.0	$72.7	$81.2	$108.4
Net earnings per share – basic	$0.51	$0.89	$1.01	$1.32
Net earnings per share – diluted	$0.51	$0.87	$1.01	$1.30
Weighted average shares – basic	80.1	82.0	80.1	82.0
Weighted average shares – diluted	80.4	83.3	80.8	83.7

ManpowerGroup

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings	$41.0	$72.7	$81.2	$108.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	(74.9)	33.8	(35.6)	107.1
Translation adjustments on net investment hedge	21.1	(10.5)	9.4	(34.2)
Translation adjustments of long-term intercompany loans	15.0	(3.6)	24.3	(3.9)
Unrealized gain on investments, less income taxes of $(0.3), $(0.2), $0.5 and $0.1, respectively	(0.5)	(0.4)	1.7	0.4
Amortization of net loss included in pension plan net periodic benefit cost, less income taxes of $0.0, $0.1, $0.1 and $0.3, respectively	(0.1)	0.4	0.3	1.1
Total other comprehensive (loss) income	(39.4)	19.7	0.1	70.5
Comprehensive income	$1.6	$92.4	$81.3	$178.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Statements of Cash Flows (Unaudited)
(in millions)
	6 Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$81.2	$108.4
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	49.2	52.1
Deferred income taxes	(3.7)	7.1
Provision for doubtful accounts	10.0	14.4
Share-based compensation	14.9	16.5
Excess tax benefit on exercise of share-based awards	–	(1.1)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(127.7)	(425.1)
Other assets	(17.1)	(51.4)
Other liabilities	(46.4)	87.0
Cash used in operating activities	(39.6)	(192.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33.8)	(27.6)
Acquisitions of businesses, net of cash acquired	(34.0)	(15.2)
Proceeds from the sale of property and equipment	0.9	2.8
Cash used in investing activities	(66.9)	(40.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	4.6	4.4
Proceeds from long-term debt	751.6	0.1
Repayments of long-term debt	(700.6)	(0.1)
Proceeds from share-based awards	3.9	17.8
Other share-based award transactions	(4.8)	1.1
Repurchases of common stock	(32.6)	(18.8)
Dividends paid	(34.3)	(32.8)
Cash used in financing activities	(12.2)	(28.3)

Effect of exchange rate changes on cash	(7.2)	31.3
Change in cash and cash equivalents	(125.9)	(229.1)
Cash and cash equivalents, beginning of year	580.5	772.6
Cash and cash equivalents, end of period	$454.6	$543.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$35.1	$37.2
Income taxes paid	$48.2	$95.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months and Six Months Ended June 30, 2012 and 2011
(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K.

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

(2) Recently Issued Accounting Standards

In June 2011, the FASB issued new accounting guidance on presentation of comprehensive income. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and annually present the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. We adopted this guidance in the first quarter of 2012.

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

In December 2011, the FASB issued new accounting guidance on balance sheet offsetting. The new guidance requires an entity to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position. It also requires disclosures on instruments and transactions subject to an agreement similar to a master netting agreement. The guidance is effective for us in 2013. We are currently assessing the impact of the adoption of this guidance will have on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended June 30, 2012 and 2011, we recognized share-based compensation expense of $8.0 and $8.3, respectively, and $14.9 and $16.5 for the six months ended June 30, 2012 and 2011, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $3.9 and $20.0 for the six months ended June 30, 2012 and 2011, respectively. We recognize share-based compensation expense in Selling and administrative expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

On April 16, 2012, we acquired Damilo Group, a French firm specializing in IT design solutions, for total consideration, net of cash acquired, of €21.2 ($28.0). Goodwill arising from this transaction was €22.1. The related intangible assets were €6.3 and €6.1 as of April 16, 2012 and June 30, 2012, respectively. The assumed liabilities and acquired assets, net of goodwill, related intangible assets and cash, arising from the transaction were €28.7 and €21.5, respectively.

From time to time, we acquire and invest in companies throughout the world, including franchises. Excluding Damilo Group, the total cash consideration for acquisitions, net of cash acquired, for the six months ended June 30, 2012 and 2011 was $6.0 and $15.2, respectively.

Total consolidated amortization expense related to intangible assets for the remainder of 2012 is expected to be $18.7 and in each of the next five years is expected to be as follows: 2013- $32.4, 2014 - $27.3, 2015 - $23.6, 2016 - $20.6 and 2017 - $18.7.

(5) Reorganization Costs

We recorded net reorganization costs of $21.0 and $1.6 for the six months ended June 30, 2012 and 2011, respectively, in Selling and administrative expenses, related to severances and office closures and consolidations. These expenses are net of reversals of amounts recorded in previous periods, resulting mainly from larger-than-estimated cost savings from subleasing and lease buyouts as well as lower-than-expected severance costs. During the six months ended June 30, 2012, we made payments of $14.5 out of our reorganization reserve. We expect a majority of the remaining $35.9 will be paid in 2012.

Changes in the reorganization reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2012	$4.0	$4.2	$11.8	$1.2	$8.2	$-	$29.4
Severance costs, net	4.8	0.2	1.9	-	3.0	-	9.9
Office closure costs, net	3.5	0.5	(0.3)	-	7.4	-	11.1
Costs paid or utilized	(2.6)	(1.4)	(4.4)	(1.2)	(4.9)	-	(14.5)
Balance, June 30, 2012	$9.7	$3.5	$9.0	$-	$13.7	$-	$35.9

(1)    Balances related to the United States were $3.3 and $7.9 as of January 1, 2012 and June 30, 2012, respectively.
(2)    Balances related to France were $3.5 and $3.4 as of January 1, 2012 and June 30, 2012, respectively. Balances related to Italy were $0.4 and $0.2 as of January 1, 2012 and June 30, 2012, respectively.

(6) Income Taxes

We recorded an income tax expense at an effective rate of 50.7% for the three months ended June 30, 2012, as compared to an effective rate of 47.7% for the three months ended June 30, 2011. The 2012 rate was unfavorably impacted by a change in the overall mix of earnings, primarily a decrease to non-U.S. income. The 50.7% effective tax rate was higher than the U.S. Federal statutory rate of 35% and we currently expect the annual effective tax rate to be in the mid-forty percent range, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items, repatriations from non-U.S. entities, discrete items, which relate to reorganization costs described further in Note 5 to the Consolidated Financial Statements, and the French business tax. Excluding the impact of the discrete items and the French business tax, our tax rate for the three months ended June 30, 2012 and 2011 would have been approximately 34% and 37%, respectively. The 2012 tax rate is lower than the 2011 rate due to the impact of tax benefits related to the restructuring of operations.

We recorded an income tax expense at an effective rate of 50.8% for the six months ended June 30, 2012, as compared to an effective rate of 49.2% for the six months ended June 30, 2011. The 2012 rate was unfavorably impacted by a change in the overall mix of earnings, primarily a decrease to non-U.S. income. Excluding the impact of the discrete items and the French business tax, our tax rate for the six months ended June 30, 2012 and 2011 would have been approximately 35% and 37%, respectively.

As of June 30, 2012, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $30.6. We had related tax benefits of $3.6, and the net amount of $27.0 would favorably affect the effective tax rate if recognized. As of December 31, 2011, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $27.0. We had related tax benefits of $3.6 for a net amount of $23.4. We expect $5.0 to $6.0 of our unrecognized tax benefits to reverse due to statute of limitations expiring over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2009 through 2011 for our major operations in Germany, Italy, France, Japan, U.S. and United Kingdom. As of June 30, 2012, we are subject to tax audits in France, Belgium, Denmark, Austria, Italy, Norway, Spain, and the U.S. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculation of Net earnings per share – basic and Net earnings per share – diluted was as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings per share – basic:
Net earnings available to common shareholders	$41.0	$72.7	$81.2	$108.4
Weighted-average common shares outstanding	80.1	82.0	80.1	82.0
	$0.51	$0.89	$1.01	$1.32
Net earnings per share – diluted:
Net earnings available to common shareholders	$41.0	$72.7	$81.2	$108.4
Weighted-average common shares outstanding	80.1	82.0	80.1	82.0
Effect of dilutive securities – stock options	0.2	1.0	0.3	1.1
Effect of other share-based awards	0.1	0.3	0.4	0.6
	80.4	83.3	80.8	83.7
	$0.51	$0.87	$1.01	$1.30

There were 4.2 million and 1.7 million share-based awards excluded from the calculation of Net earnings per share – diluted for the three months and six months ended June 30, 2012 and 2011, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, amortizable intangible assets and intangible assets that do not require amortization, as follows:

	June 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$1,014.0	$-	$1,014.0	$984.7	$-	$984.7
Intangible assets:
Amortizable:
Technology	$19.6	$19.6	$-	$19.6	$19.6	$-
Franchise agreements	18.0	15.2	2.8	18.0	14.3	3.7
Customer relationships	337.1	147.1	190.0	328.0	130.1	197.9
Other	13.4	12.0	1.4	13.5	12.1	1.4
	388.1	193.9	194.2	379.1	176.1	203.0
Non-Amortizable:
Trade names(1)	54.0	-	54.0	54.0	-	54.0
Reacquired franchise rights	97.9	-	97.9	97.9	-	97.9
	151.9	-	151.9	151.9	-	151.9
Total Intangible assets	$540.0	$193.9	$346.1	$531.0	$176.1	$354.9

(1)  Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2012 and December 31, 2011.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total(4)
Balance, January 1, 2012	$461.8	$59.5	$260.7	$77.5	$60.3	$64.9	$984.7
Goodwill acquired	4.8	28.3	-	-	-	-	33.1
Currency and other impacts	0.1	(1.4)	(0.6)	(2.2)	0.3	-	(3.8)
Balance, June 30, 2012	$466.7	$86.4	$260.1	$75.3	$60.6	$64.9	$1,014.0

(1)   Balances related to the United States were $448.3 and $448.5 as of January 1, 2012 and June 30, 2012, respectively.
(2)   Balances related to France were $42.1 and $69.5 as of January 1, 2012 and June 30, 2012, respectively. Balances related to Italy were $5.4 and $5.2 as of January 1, 2012 and June 30, 2012, respectively.
(3)  The majority of the Corporate balance relates to goodwill attributable to our acquisition of Jefferson Wells ($55.5) which is now part of the United States reporting unit. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.
(4)  Balances were net of accumulated impairment loss of $513.4 as of both January 1, 2012 and June 30, 2012.

Goodwill balances by reporting unit were as follows:

	June 30,	January 1,
	2012	2012
United States	$504.0	$503.8
Netherlands (Vitae)	77.5	79.3
France	69.5	42.1
Right Management	60.6	60.3
Other reporting units(1)	302.4	299.2
Total goodwill	$1,014.0	$984.7

(1) Elan reporting unit, which carried $123.8 of goodwill as of December 31, 2011, was integrated into other reporting units within our Northern Europe reportable segment as of January 1, 2012.

We did not perform an interim impairment test of our goodwill and indefinite-lived intangible assets in the six months ended June 30, 2012 as we noted no significant indicators of impairment as of June 30, 2012.

(9) Debt

On June 22, 2012, we offered and sold €350.0 aggregate principal amount of the Company’s 4.50% notes due June 22, 2018 (the “Notes”). The net proceeds from the Notes of €348.7 were used to repay borrowings under our $800.0 revolving credit facility that were drawn in May to repay our €300.0 notes that matured on June 1, 2012 and for general corporate purposes. The Notes were offered at an issue price of €999.74 per €1,000.0 principal amount. Interest on the Notes is payable in arrears on June 22 of each year. The Notes are unsecured senior obligations.

(10) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$2.6	$2.7	$5.2	$5.3
Interest cost	3.8	3.9	7.5	7.8
Expected return on assets	(3.7)	(3.9)	(7.3)	(7.7)
Other	0.4	0.1	0.8	0.2
Total benefit cost	$3.1	$2.8	$6.2	$5.6

	Retiree Health Care Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$-	$-	$-	$0.1
Interest cost	0.4	0.3	0.7	0.6
Total benefit cost	$0.4	$0.3	$0.7	$0.7

During the three and six months ended June 30, 2012, contributions made to our pension plans were $4.7 and $9.5, respectively, and contributions made to our retiree health care plan were $0.5 and $1.0, respectively. During 2012, we expect to make total contributions of $20.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of Accumulated other comprehensive income, net of tax, were as follows:

	June 30,	December 31,
	2012	2011
Foreign currency translation	$151.0	$186.6
Translation loss on net investment hedge	(33.8)	(43.2)
Translation loss on long-term intercompany loans	(64.8)	(89.1)
Unrealized gain on investments, net of income taxes of $3.3 and $2.8, respectively	9.9	8.2
Defined benefit pension plans, net of income taxes of $19.4 and $19.5, respectively	(26.2)	(26.5)
Retiree health care plan, net of income taxes of $0.5 for both dates	(0.7)	(0.7)
Accumulated other comprehensive income	$35.4	$35.3

In each of November 2011 and in December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock, for a total of 6.0 million shares. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first half of 2012, we repurchased a total of 878,897 shares, comprised of 619,257 shares under the 2010 authorization and 259,640 shares under the 2011 authorization. There are no shares remaining under the 2010 authorization. Under the 2011 authorization, there were 2.7 million shares remaining authorized for repurchase as of June 30, 2012.

On May 2, 2012, the Board of Directors declared a semi-annual cash dividend of $0.43 per share, which was paid on June 15, 2012 to shareholders of record on June 1, 2012.

(12) Interest and Other Expenses

Interest and other expenses consisted of the following:
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest expense	$10.2	$11.1	$20.8	$21.3
Interest income	(1.4)	(1.6)	(3.2)	(3.0)
Foreign exchange loss (gain)	0.5	(0.2)	0.3	0.3
Miscellaneous expenses, net	2.0	2.5	5.2	4.3
Interest and other expenses	$11.3	$11.8	$23.1	$22.9

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

The €350.0 ($443.2) notes and the €200.0 ($253.1) notes due June 14, 2013 were designated as economic hedges of our net investment in our foreign subsidiaries with a Euro functional currency as of June 30, 2012. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of Accumulated other comprehensive income, net of taxes. As of June 30, 2012 and December 31, 2011, we had a $33.8 and $43.2, respectively, unrealized loss included in Accumulated other comprehensive income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a loss in Interest and other expenses of $0.3 for the three months ended June 30, 2012 and an insignificant gain for the three months ended June 30, 2011, associated with our forward contracts, which was in addition to the losses recorded for the items noted above. We recorded a gain of $0.4 for the six months ended June 30, 2012 and an insignificant gain for the six months ended June 30, 2011, associated with our forward contracts.

The fair value measurements of the items recorded in our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.4	$0.4	$-	$-
Deferred compensation plan assets	52.5	52.5	-	-
	$52.9	$52.9	$-	$-

Liabilities
Foreign currency forward contracts	$0.2	$-	$0.2	$-
	$0.2	$-	$0.2	$-

		Fair Value Measurements Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.4	$0.4	$-	$-
Deferred compensation plan assets	45.2	45.2	-	-
	$45.6	$45.6	$-	$-

Liabilities
Foreign currency forward contracts	$0.3	$-	$0.3	$-
	$0.3	$-	$0.3	$-

The fair value of the Euro-denominated notes, which was estimated using Level 1 fair value measurements based on quoted market prices of our publicly traded debt, was $713.1 and $654.9 as of June 30, 2012 and December 31, 2011, respectively, compared to a carrying value of $696.3 and $647.6, respectively. The carrying value of other long-term debt approximates fair value.

(14) Segment Data

We are organized and managed primarily on a geographic basis, with the exception of Right Management, which is operated as a separate global business unit. Each country and business unit primarily has its own distinct operations, is managed locally by its own management team and maintains its own financial reports. Each operation reports directly or indirectly through a regional manager, to a member of executive management. Given this reporting structure, all of our operations have been segregated into the following reporting segments: Americas, which includes United States and Other Americas; Southern Europe, which includes France, Italy and Other Southern Europe; Northern Europe; APME; and Right Management.

The Americas, Southern Europe, Northern Europe and APME segments derive a significant majority of their revenues from the placement of contingent workers. The remaining revenues within these segments are derived from other workforce solutions and services, including recruitment and assessment, training and development, and ManpowerGroup Solutions. ManpowerGroup Solutions includes Talent Based Outsourcing (TBO), Managed Services Provider (MSP), Recruitment Process Outsourcing (RPO), Borderless Talent Solutions (BTS) and Strategic Workforce Consulting (SWC). The Right Management segment revenues are derived from career management and workforce consulting services. Segment revenues represent sales to external clients. Due to the nature of our business, we generally do not have export sales. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues from services:
Americas:
United States (a)	$763.2	$791.6	$1,499.0	$1,542.5
Other Americas	389.2	379.4	791.7	741.2
	1,152.4	1,171.0	2,290.7	2,283.7
Southern Europe:
France	1,427.6	1,644.0	2,719.4	2,997.8
Italy	274.0	344.9	541.5	629.5
Other Southern Europe	190.1	193.7	385.3	373.7
	1,891.7	2,182.6	3,646.2	4,001.0

Northern Europe	1,415.8	1,566.3	2,859.8	3,022.9
APME	662.9	662.8	1,342.9	1,265.7
Right Management	83.9	84.6	163.5	166.4
Consolidated (b)	$5,206.7	$5,667.3	$10,303.1	$10,739.7

Operating unit profit (loss): (c)
Americas:
United States	$7.7	$27.2	$14.6	$35.9
Other Americas	10.5	12.3	25.8	25.1
	18.2	39.5	40.4	61.0
Southern Europe:
France	15.5	24.8	21.0	36.8
Italy	12.6	22.4	27.1	35.3
Other Southern Europe	3.0	2.7	6.5	4.9
	31.1	49.9	54.6	77.0

Northern Europe	39.2	56.1	83.1	98.0
APME	21.8	18.9	41.4	35.4
Right Management	(2.9)	2.8	(0.4)	6.1
	107.4	167.2	219.1	277.5
Corporate expenses	(22.9)	(30.5)	(49.2)	(62.5)
Intangible asset amortization expense (c)	(9.2)	(9.4)	(18.2)	(19.0)
Reclassification of French business tax (d)	19.1	23.5	36.5	40.4
Operating profit	94.4	150.8	188.2	236.4
Interest and other expenses	(11.3)	(11.8)	(23.1)	(22.9)
Earnings before income taxes	$83.1	$139.0	$165.1	$213.5

(a)
In the United States, where a majority of our franchises operate, Revenues from services included fees received from the related franchise offices of $3.8 and $3.2 for the three months ended June 30, 2012 and 2011, respectively, and, $7.0 and $5.9 for the six months ended June 30, 2012 and 2011, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $180.6 and $163.2 for the three months ended June 30, 2012 and 2011, respectively, and $345.0 and $311.7 for the six months ended June 30, 2012 and 2011, respectively.

(b)
Our consolidated Revenues from services include fees received from our franchise offices of $6.1 and $5.7 for the three months ended June 30, 2012 and 2011, respectively, and $11.5 and $11.6 for the six months ended June 30, 2012 and 2011, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $270.0 and $249.6 for the three months ended June 30, 2012 and 2011, respectively and $523.9 and $524.1 for the six months ended June 30, 2012 and 2011, respectively.

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

(15) Contingencies

For the three and six months ended June 30, 2012, we recorded legal costs of $10.0 in the U.S. for various legal matters, the majority of which was related to our entry into a settlement agreement in connection with a purported class action lawsuit involving allegations regarding our vacation pay policies in Illinois. Under the settlement agreement, which is still subject to final court approval, we agreed to pay $8.0 plus certain related taxes and administrative fees. We maintain that our vacation pay policies were appropriate and we admit no liability or wrongdoing, but we believe that settlement is in our best interest to avoid the costs and disruption of ongoing litigation.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 21 and 22 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended June 30, 2012 and 2011

In the three months ended June 30, 2012, we saw revenue slow in several of our markets, which unfavorably impacted our operating leverage and profitability. The decline in revenues during the second quarter of 2012 from that seen in the prior-year period was due to the economic slowing in several countries. We saw mixed results in our markets with regard to our staffing and workforce solutions businesses during the three months ended June 30, 2012 as economic conditions have varied globally. At Right Management, we saw a decrease in demand for the talent management services, but an increase in demand for our counter-cyclical outplacement services.

We experienced a gross profit margin decline for the three months ended June 30, 2012 mostly due to pricing pressures in our staffing/interim business, timing of holidays, an increase in unbillable labor and the business mix changes in our revenues. An unfavorable operating leverage resulted as we did not decrease expenses as quickly as revenues declined during the current-year period.

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

The following table presents selected consolidated financial data for the three months ended June 30, 2012 as compared to 2011.

(in millions, except per share data)	2012	2011	Variance	Constant Currency Variance
Revenues from services	$5,206.7	$5,667.3	(8.1)%	(0.8)%
Cost of services	4,345.0	4,705.1	(7.7)	(0.2)
Gross profit	861.7	962.2	(10.4)	(4.0)
Gross profit margin	16.6%	17.0%
Selling and administrative expenses	767.3	811.4	(5.4)	0.9
Operating profit	94.4	150.8
Operating profit margin	1.8%	2.7%
Interest and other expenses	11.3	11.8	(3.2)
Earnings before income taxes	83.1	139.0
Provision for income taxes	42.1	66.3
Effective income tax rate	50.7%	47.7%
Net earnings	$41.0	$72.7
Net earnings per share – diluted	$0.51	$0.87
Weighted average shares – diluted	80.4	83.3	(3.4)%

The year-over-year decrease in Revenues from services of 8.1% (0.8% in constant currency and 1.4% on an organic constant currency basis) was attributed to:

•
decreased demand for services in several of our markets within Southern Europe and Northern Europe, where revenues decreased 2.7% (4.2% on an organic constant currency basis) and 1.2%, respectively, on a constant currency basis. Several of our larger markets such as France and Italy experienced revenue declines of 2.5% and 10.8%, respectively, on a constant currency basis due to the current economic environment in these countries;

•
revenue decline in the United States of 3.6% due to a decrease of our larger key account client revenues within our Manpower business line as we maintained stronger pricing discipline on new business opportunities;

•	decreased demand for talent management services at Right Management, where these revenues decreased 12.1% on a constant currency basis; and

•	a 7.3% decrease due to the impact of currency exchange rates; offset by

•
our acquisitions in Southern Europe of Proservia in September 2011 and Damilo in April 2012 and another acquisition in the Americas, which combined to add 0.6% of revenue growth to our consolidated results;

•	revenue growth in Other Americas of 11.6% on an organic constant currency basis and growth in APME of 1.8% on a constant currency basis; and

•	increased demand for our outplacement services at Right Management, where revenues increased 12.5% on a constant currency basis.

The year-over-year 40 basis point (0.40%) decrease in gross profit margin was primarily attributed to:

•
a 60 basis point (0.60%) decline from our staffing/interim business because of pricing pressures, primarily in the U.S. Experis business and in the Netherlands and Italy, an impact due to two May holidays occurring in Europe during the work week in the second quarter of 2012 instead of on weekends in the second quarter of 2011, and the business mix changes in our revenues; offset by

•	a 20 basis point (0.20%) favorable impact from strong growth in our higher margin ManpowerGroup Solutions business and Right Management’s outplacement services.

The 5.4% decline in Selling and administrative expenses for the current quarter (0.9% increase in constant currency or 0.2% increase in organic constant currency) was attributed to:

•	a decrease in our organic salary-related costs, due to lower head count and variable incentive-based costs;

•	a 6.3% decrease due to the impact of currency exchange rates; offset by

•	reorganization costs of $18.7 million, comprised of $10.4 million at Right Management and $8.3 million in the Americas;

•
legal costs of $10.0 million in the U.S., primarily related to the entry into a settlement agreement in connection with a lawsuit involving allegations regarding the Company’s vacation pay practices in Illinois; and

•	the additional recurring selling and administrative costs as a result of the acquisitions in Southern Europe and the Americas.

Selling and administrative expenses as a percent of revenues increased 40 basis points (0.40%) during the three months ended June 30, 2012 compared to 2011 due primarily to the reorganization costs (+0.30%) and legal costs (+0.20%) noted above offset by productivity enhancements and a decrease in variable incentive-based costs.

Interest and other expenses were $11.3 million for the three months ended June 30, 2012 compared to $11.8 million in 2011. Net Interest Expense decreased $0.7 million to $8.8 million in the three months ended June 30, 2012 from $9.5 million in 2011. Translation losses in the three months ended June 30, 2012 were $0.5 million compared to translation gains of $0.2 million in the three months ended June 30, 2011. Miscellaneous expenses decreased $0.5 million to $2.0 million in the three months ended June 30, 2012 from $2.5 million in 2011.

We recorded an income tax expense at an effective rate of 50.7% for the three months ended June 30, 2012, as compared to an effective rate of 47.7% for the three months ended June 30, 2011. The 2012 rate was unfavorably impacted by a change in the overall mix of earnings, primarily a decrease to non-U.S. income. The 50.7% effective tax rate was higher than the U.S. Federal statutory rate of 35% and we currently expect the annual effective tax rate to be in the mid-forty percent range, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items, repatriations from non-U.S. entities, discrete items, which relate to reorganization costs described further in Note 5 to the Consolidated Financial Statements, and the French business tax. Excluding the impact of the discrete items and the French business tax, our tax rate for the three months ended June 30, 2012 and 2011 would have been approximately 34% and 37%, respectively. The 2012 tax rate is lower than the 2011 rate due to the impact of tax benefits related to the restructuring of operations.

Net earnings per share – diluted decreased to $0.51 in the three months ended June 30, 2012 compared to $0.87 in the three months ended June 30, 2011. Exchange rates had a negative impact of $0.07 on Net earnings per share – diluted. Weighted average shares – diluted were 80.4 million for the three months ended June 30, 2012 as compared to 83.3 million in the three months ended June 30, 2011. This decrease was primarily a result of the repurchase of 3.2 million shares, subsequent to June 30, 2011.

Operating Results - Six Months Ended June 30, 2012 and 2011

The following table presents selected consolidated financial data for the six months ended June 30, 2012 as compared to 2011.

(in millions, except per share data)	2012	2011	Variance	Constant Currency Variance
Revenues from services	$10,303.1	$10,739.7	(4.1)%	1.0%
Cost of services	8,594.0	8,919.9	(3.7)	1.5
Gross profit	1,709.1	1,819.8	(6.1)	(1.6)
Gross profit margin	16.6%	16.9%
Selling and administrative expenses	1,520.9	1,583.4	(3.9)	0.3
Operating profit	188.2	236.4
Operating profit margin	1.8%	2.2%
Interest and other expenses	23.1	22.9	1.0
Earnings before income taxes	165.1	213.5
Provision for income taxes	83.9	105.1
Effective income tax rate	50.8%	49.2%
Net earnings	$81.2	$108.4
Net earnings per share – diluted	$1.01	$1.30
Weighted average shares – diluted	80.8	83.7	(3.5)%

The year-over-year decrease in Revenues from services of 4.1% (1.0% increase in constant currency and 0.1% increase on an organic constant currency basis) was attributed to:

•
decreased demand for services in several of our markets within Southern Europe and Northern Europe, where revenues decreased 8.9% (1.2% in constant currency and 2.5% on an organic constant currency basis) and 5.4% (an increase of 0.6% on a constant currency basis), respectively. Several of our larger markets such as France and Italy experienced revenue declines of 1.6% and 6.8%, respectively, on a constant currency basis due to the current economic environment in these countries;

•
revenue decline in the United States of 2.8% due to a decrease of our larger key account client revenues within our Manpower business line as we maintained stronger pricing discipline on new business opportunities;

•	decreased demand for talent management services at Right Management, where these revenues decreased 12.2% on a constant currency basis;

•	a 5.1% decrease due to the impact of currency exchange rates; offset by

•
our acquisitions of three entities in APME during April 2011, two acquisitions in Southern Europe during September 2011 and April 2012, and one acquisition in the Americas during April 2012, which combined to add 0.9% of revenue growth to our consolidated results;

•	Other Americas and APME experienced revenue growth of 13.8% and 2.4%, respectively, on an organic constant currency basis; and

•	increased demand for our outplacement services at Right Management, where revenues increased 7.8% on a constant currency basis.

The year-over-year 30 basis point (0.30%) decrease in gross profit margin was primarily attributed to:

•
a 40 basis point (0.40%) decline from our staffing/interim business because of pricing pressures in the U.S. and most of our European markets and an impact due to two May holidays occurring in Europe during the work week in the second quarter of 2012 instead of on weekends in the second quarter of 2011; offset by

•	a 10 basis point (0.10%) favorable impact due to the business mix changes in our revenues.

The 3.9% decline in Selling and administrative expenses for the six months ended June 30, 2012 (0.3% increase in constant currency or 0.4% decline in organic constant currency) was attributed to:

•	a decrease in our organic salary-related costs, due to lower head count and variable incentive-based costs;

•	a 4.2% decrease due to the impact of currency exchange rates; offset by

•	reorganization costs of $18.7 million, comprised of $10.4 million at Right Management and $8.3 million in the Americas;

•
legal costs of $10.0 million in the U.S., primarily related to the entry into a settlement agreement in connection with a lawsuit involving allegations regarding the Company’s vacation pay practices in Illinois; and

•	the additional recurring selling and administrative costs as a result of the acquisitions in Southern Europe, APME and the Americas.

Selling and administrative expenses as a percent of revenues increased 10 basis points (0.10%) during the six months ended June 30, 2012 compared to 2011 due primarily to the reorganization costs (+0.20%) and legal costs (+0.10%) noted above offset by productivity enhancements and expense leveraging, as expenses decreased 0.4% in organic constant currency while revenues increased 0.1% in organic constant currency for the six months ended June 30, 2012 as compared to 2011.

Interest and other expenses were $23.1 million for the six months ended June 30, 2012 compared to $22.9 million in 2011. Net interest expense decreased $0.7 million to $17.6 million in the six months ended June 30, 2012 from $18.3 million in 2011. Translation losses were $0.3 million for both the six months ended June 30, 2012 and 2011. Miscellaneous expenses increased $0.9 million to $5.2 million in the six months ended June 30, 2012 from $4.3 million in 2011.

We recorded an income tax expense at an effective rate of 50.8% for the six months ended June 30, 2012, as compared to an effective rate of 49.2% for the six months ended June 30, 2011. The 2012 rate was unfavorably impacted by a change in the overall mix of earnings, primarily a decrease to non-U.S. income. The 50.8% effective tax rate was higher than the U.S. Federal statutory rate of 35% and we currently expect the annual effective tax rate to be in the mid-forty percent range, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items, repatriations from non-U.S. entities, discrete items, which relate to reorganization costs described further in Note 5 to the Consolidated Financial Statements, and the French business tax. Excluding the impact of the discrete items and the French business tax, our tax rate for the six months ended June 30, 2012 and 2011 would have been approximately 35% and 37%, respectively. The 2012 tax rate is lower than the 2011 rate due to the impact of tax benefits related to the restructuring of operations.

Net earnings per share – diluted decreased to $1.01 in the six months ended June 30, 2012 compared to $1.30 in the six months ended June 30, 2011. Exchange rates had a negative impact of $0.09 on Net earnings per share – diluted. Weighted average shares – diluted were 80.8 million for the six months ended June 30, 2012 as compared to 83.7 million in the six months ended June 30, 2011. This decrease was primarily a result of the repurchase of 3.2 million shares, subsequent to June 30, 2011.

Segment Operating Results

Americas

In the Americas, Revenues from services decreased 1.6% (1.4% increase in constant currency and 1.3% increase in organic constant currency) for the second quarter of 2012 compared to 2011. In the United States (which represents 66% of the Americas' revenues), Revenues from services declined 3.6% in the second quarter of 2012 compared to 2011. The decline in United States revenues was attributable to interim services within the Experis business line as the demand from our larger strategic accounts softened in the second quarter of 2012 compared to 2011. This decline in Experis was partially offset by an increase in overall U.S. permanent recruitment revenues of 31.9% in the second quarter of 2012 compared to 2011. In Other Americas, Revenues from services improved 2.6% (12.0% in constant currency and 11.6% in organic constant currency) in the second quarter of 2012 compared to 2011, led by revenue growth in Canada, Mexico and Argentina of 16.9%, 13.5% and 11.4%, respectively, in constant currency.

In the Americas, Revenues from services increased 0.3% (2.6% in constant currency and organic constant currency) for the first half of 2012 compared to 2011. In the United States, Revenues from services declined 2.8% in the first half of 2012 compared to 2011. The United States decline in revenues was attributable to interim services within the Experis business line as the demand from our larger strategic accounts softened in the first half of 2012 compared to 2011. These declines were partially offset by an increase in overall U.S. permanent recruitment revenues of 31.1% in the first half of 2012 compared to 2011. In Other Americas, Revenues from services improved 6.8% (14.0% in constant currency and 13.8% in organic constant currency) in the first half of 2012 compared to 2011, led by revenue growth in Argentina, Canada and Mexico of 17.8%, 14.9% and 14.9%, respectively, in constant currency.

Gross profit margin remained flat during the second quarter of 2012 compared to 2011 as the decrease from pricing pressures in our Experis business line was offset by the increase in our permanent recruitment business. Gross profit margin decreased slightly during the first half of 2012 compared to 2011 as the increase in our permanent recruitment business was not enough to fully offset the pricing pressures and increase in unbillable time and change in a client’s rebates within our Experis business line.

Selling and administrative expenses increased during both the second quarter and the first half 2012 compared to 2011, due mostly to $8.3 million of reorganization costs and $10.0 million of legal costs incurred in the second quarter of 2012. The increase was also due to additional headcount in Mexico and Canada to meet the increased demand in those countries. Argentina also experienced an increase in Selling and administrative expenses, excluding reorganization costs, during the second quarter and the first half of 2012 due to inflation. Partially offsetting these increases was the United States where Selling and administrative expenses, excluding the reorganization and legal costs, decreased in both the second quarter and the first half of 2012 compared to 2011 due primarily to a decrease in variable incentive-based compensation and lower office lease costs. Selling and administrative expenses as a percent of revenues increased in both the second quarter and the first half of 2012 compared to 2011 mostly due to the reorganization and legal costs noted above.

Operating unit profit (“OUP”) margin in the Americas was 1.6% for the second quarter of 2012 compared to 3.4% for 2011. In the United States, OUP margin was 1.0% for the second quarter of 2012 compared to 3.4% for 2011. Other Americas’ OUP margin was 2.7% for the second quarter of 2012 compared to 3.2% for 2011.  The decrease in margins was due to the reorganization and legal costs noted above, as well as slight deleveraging as the gross profit margins were relatively flat and Selling and administrative expenses, excluding the reorganization and legal costs, increased slightly.

OUP margin in the Americas was 1.8% for the first half of 2012 compared to 2.7% for 2011. In the United States, OUP margin was 1.0% for the first half of 2012 compared to 2.3% for 2011. Other Americas’ OUP margin was 3.3% for the first half of 2012 compared to 3.4% for 2011. The decrease in margins was due to the reorganization and legal costs noted above, as well as slight deleveraging as the gross profit margins were relatively flat and Selling and administrative costs, excluding the reorganization and legal costs, increased slightly.

Southern Europe

In Southern Europe, which includes operations in France and Italy, Revenues from services decreased 13.3% (2.7% in constant currency and 4.2% in organic constant currency) during the second quarter of 2012 compared to 2011 due primarily to softening demand in France and Italy in the staffing/interim business as well as a 20.5% decline in constant currency in our permanent recruitment business, mostly driven by France. In France and Italy (which represent 75% and 14%, respectively, of Southern Europe’s revenues), Revenues from services declined 13.2% (2.5% in constant currency and 4.5% in organic constant currency) and 20.6% (10.8% in constant currency), respectively, during the second quarter of 2012 compared to 2011. In Other Southern Europe, Revenues from Services decreased 1.9% (an increase of 9.8% in constant currency) during the second quarter of 2012 compared to 2011.

In Southern Europe, Revenues from services decreased 8.9% (1.2% in constant currency and 2.5% in organic constant currency) during the first half of 2012 compared to 2011 due primarily to a softening demand in France and Italy in the staffing/interim business as well as a 7.9% decline in constant currency in our permanent recruitment business, mostly driven by France. In France and Italy, Revenues from services declined 9.3% (1.6% in constant currency and 3.3% in organic constant currency) and 14.0% (6.8% in constant currency), respectively, during the first half of 2012 compared to 2011. In Other Southern Europe, Revenues from Services increased 3.1% (11.7% in constant currency) during the first half of 2012 compared to 2011.

Gross profit margin decreased in both the second quarter and the first half of 2012 compared to 2011 due to the impact of two May holidays occurring during the work week in the second quarter of 2012 instead of on weekends in the second quarter of 2011 and an increase in profit-sharing expenses in France, a decrease in our permanent recruitment business, including the further wind down of the Pole Emploi contract in France, and pricing pressures in Italy that unfavorably impacted staffing/interim gross margins.

Selling and administrative expenses decreased in both the second quarter and the first half of 2012 compared to 2011 due to lower variable incentive-based costs offset slightly by additional costs from the Proservia and Damilo acquisitions. On an organic basis, expenses as a percentage of revenue were flat with the prior-year periods.

OUP margin in Southern Europe was 1.6% for the second quarter of 2012 compared to 2.3% for 2011. In France, the OUP margin was 1.1% for the second quarter of 2012 compared to 1.5% for 2011, due to the decline in gross profit margin as noted above. In Italy, the OUP margin was 4.6% for the second quarter of 2012 compared to 6.5% for 2011, due to the decrease in gross profit margin and deleveraging of expenses, as Italy did not decrease expenses at the rate of the decline in revenues. Offsetting these declines, Other Southern Europe improved its OUP margin to 1.6% for the second quarter of 2012 from 1.4% in 2011. The improvement in Other Southern Europe was mostly a result of reduced Selling and administrative expenses as expenses were well controlled even as revenues increased 9.8% in constant currency.

OUP margin in Southern Europe was 1.5% for the first half of 2012 compared to 1.9% for 2011. In France, the OUP margin was 0.8% for the first half of 2012 compared to 1.2% for 2011, due to the decline in gross profit margin as noted above. In Italy, the OUP margin was 5.0% for the first half of 2012 compared to 5.6% for 2011, due to the decrease in gross profit margin and deleveraging of expenses, as Italy did not decrease expenses at the rate of the decline in revenues. Offsetting these declines, Other Southern Europe improved its OUP margin to 1.7% for the first half of 2012 from 1.3% in 2011. The improvement in Other Southern Europe was mostly a result of reduced Selling and administrative expenses as expenses were well controlled even as revenues increased 11.7% in constant currency.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany and the Netherlands, Revenues from services decreased 9.6% (1.2% in constant currency) during the second quarter of 2012 as compared to 2011. This decline in revenues was primarily attributable to declines in our Experis business line, which saw softening demand in both our staffing/interim services and permanent recruitment business, and to a decrease in our ManpowerGroup Solutions business due to the slowing economies in Germany and the Netherlands.

In Northern Europe, Revenues from services decreased 5.4% (an increase of 0.6% in constant currency) during the first half of 2012 compared to 2011. The decrease in revenues was primarily attributable to declines in our Experis business line, which saw softening demand in both our staffing/interim services and permanent recruitment business, and to a decline in our ManpowerGroup Solutions business due to the slowing economies in Germany and the Netherlands. This decline was partially offset by growth in our Manpower business line, primarily in the United Kingdom, where we have seen steady growth through the year, including one large client that increased revenues significantly in the first quarter of 2012 as a result of a ramp up in demand starting in the second quarter of 2011.

Gross profit margin decreased for both the second quarter and the first half of 2012 compared to 2011 due to the business mix changes in our revenues, as higher growth came from our lower-margin United Kingdom market, decreases in our higher-margin permanent recruitment and ManpowerGroup Solutions revenues, an increase of unbillable labor due to the timing of holidays in Germany and the Netherlands, and general pricing pressures in the Netherlands.

Selling and administrative expenses decreased for both the second quarter and the first half of 2012 compared to 2011 due primarily to lower headcount, which reduced compensation costs, and lower variable incentive-based costs. Selling and administrative expenses as a percent of revenues decreased for both the second quarter and the first half of 2012 compared to 2011 due to the improved expense leveraging, as expenses decreased more than the decline in revenues.

OUP margin for Northern Europe was 2.8% during the second quarter of 2012 compared 3.6% in 2011. OUP margin was 2.9% during the first half of 2012 compared to 3.2% in 2011. These declines in OUP margin were primarily due to the decrease in our gross profit margins as the decrease in Selling and administrative expenses did not compensate for this decline.

APME

Revenues from services for APME remained relatively flat (a 1.8% increase in constant currency) during the second quarter of 2012 compared to 2011, but increased 6.1% (5.6% in constant currency) during the first half of 2012 compared to 2011. In the second quarter of 2011, China and India both made acquisitions, which significantly increased their revenues. In organic constant currency, revenue growth for the first half of 2012 for the segment was 2.4%, and in China and India was 18.1% and 14.3%, respectively. In Japan (which represents 44% of APME’s revenues), we saw slight decreases of 0.4% and 0.3% on a constant currency basis for the second quarter and the first half of 2012, respectively, due to declining demand for our staffing/interim services, offset by 5% and 9% increase for the second quarter and first half of 2012, respectively, in the ManpowerGroup Solutions business, compared to 2011. In Australia, revenues were down 7% and 3% in constant currency for the second quarter and the first half of 2012, respectively, compared to 2011 due to the slowing of the Australian economy.

Gross profit margin remained flat in the second quarter of 2012 compared to 2011. Gross profit margin decreased in the first half of 2012 compared to 2011 due primarily to the lower-margin business in one of our China acquisitions and the business mix changes in our revenues as our lower-margin staffing/interim business increased while our higher-margin permanent recruitment services remained flat.

Selling and administrative expenses decreased in the second quarter of 2012 compared to 2011 primarily due to productivity improvements along with tighter expense controls. Selling and administrative expenses increased slightly in the first half of 2012 compared to 2011 due to increased compensation costs arising from the additional headcount because of the prior-year acquisitions in China and India, offset by productivity improvements and tighter expense controls. Selling and administrative expenses as a percent of revenues decreased in both the second quarter and the first half of 2012 as compared to 2011 due to expense leveraging, as we were able to decrease expenses or keep them flat while revenues increased.

OUP margin for APME was 3.3% in the second quarter of 2012 compared to 2.8% in 2011. OUP margin for APME was 3.1% in the first half of 2012 compared to 2.8% in 2011. The increases were due to productivity improvements and tighter expense controls noted above.

Right Management

Revenues from services for Right Management in the second quarter and the first half of 2012 decreased 0.9% (an increase of 2.9% in constant currency) and 1.8% (an increase of 0.5% in constant currency), respectively, compared to 2011. The increases in constant currency were due to our counter-cyclical outplacement services, which was up 12.5% and 7.8% in the second quarter and the first half of 2012, respectively, compared to 2011, and were offset by 12.1% and 12.2%, respectively, declines in demand for our talent management business, as we are seeing a longer sales cycle as clients defer discretionary spending.

Gross profit margin increased in both the second quarter and the first half of 2012 compared to 2011 as a result of the business mix changes in our revenues, as we saw an increase in the higher margin outplacement services and a decrease in the lower margin talent management business.

Selling and administrative expenses increased in both the second quarter and the first half of 2012 compared to 2011, as $10.4 million of reorganization costs were incurred in the second quarter of 2012 as part of a previously announced reorganization plan to streamline the office infrastructure and management organization. As a percentage of revenue, Selling and administrative expenses increased in both the second quarter and the first half of 2012 compared to 2011 due to the reorganization costs incurred in the second quarter of 2012.

OUP margin for Right Management was -3.5% in the second quarter of 2012 compared to 3.3% in 2011. OUP margin for Right Management was -0.3% in the first half of 2012 compared to 3.7% in 2011. The 2012 OUP margins were lower due to the reorganization costs incurred during the current year offset by the greater mix of outplacement business in 2012. Without the reorganization costs incurred in the second quarter of 2012, OUP margin would be 8.8% and 6.0% for the second quarter and the first half of 2012, respectively, which represents an improvement over 2011 as our Selling and administrative expenses are now better aligned with our current revenue levels.

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

Reconciliation of these Non-GAAP percent variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended June 30, 2012 Compared to 2011
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$763.2	(3.6)%	-%	(3.6)%	-%	(3.6)%
Other Americas	389.2	2.6	(9.4)	12.0	0.4	11.6
	1,152.4	(1.6)	(3.0)	1.4	0.1	1.3

Southern Europe:
France	1,427.6	(13.2)	(10.7)	(2.5)	2.0	(4.5)
Italy	274.0	(20.6)	(9.8)	(10.8)	-	(10.8)
Other Southern Europe	190.1	(1.9)	(11.7)	9.8	-	9.8
	1,891.7	(13.3)	(10.6)	(2.7)	1.5	(4.2)

Northern Europe	1,415.8	(9.6)	(8.4)	(1.2)	-	(1.2)
APME	662.9	0.0	(1.8)	1.8	-	1.8
Right Management	83.9	(0.9)	(3.8)	2.9	-	2.9
Consolidated	$5,206.7	(8.1)	(7.3)	(0.8)	0.6	(1.4)

Gross profit	$861.7	(10.4)	(6.4)	(4.0)	0.7	(4.7)
Selling and administrative expenses	$767.3	(5.4)	(6.3)	0.9	0.7	0.2
Operating profit	$94.4	(37.3)	(6.8)	(30.5)	0.8	(31.3)

(a)	In millions for the three months ended June 30, 2012.

	6 Months Ended June 30, 2012 Compared to 2011
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,499.0	(2.8)%	-%	(2.8)%	-%	(2.8)%
Other Americas	791.7	6.8	(7.2)	14.0	0.2	13.8
	2,290.7	0.3	(2.3)	2.6	-	2.6

Southern Europe:
France	2,719.4	(9.3)	(7.7)	(1.6)	1.7	(3.3)
Italy	541.5	(14.0)	(7.2)	(6.8)	-	(6.8)
Other Southern Europe	385.3	3.1	(8.6)	11.7	-	11.7
	3,646.2	(8.9)	(7.7)	(1.2)	1.3	(2.5)

Northern Europe	2,859.8	(5.4)	(6.0)	0.6	-	0.6
APME	1,342.9	6.1	0.5	5.6	3.2	2.4
Right Management	163.5	(1.8)	(2.3)	0.5	-	0.5
Consolidated	$10,303.1	(4.1)	(5.1)	1.0	0.9	0.1

Gross profit	$1,709.1	(6.1)	(4.5)	(1.6)	0.9	(2.5)
Selling and administrative expenses	$1,520.9	(3.9)	(4.2)	0.3	0.7	(0.4)
Operating profit	$188.2	(20.4)	(6.0)	(14.4)	1.6	(16.0)

(a)  In millions for the six months ended June 30, 2012.

Liquidity and Capital Resources

Cash used in operating activities was $39.6 million during the six months ended June 30, 2012 compared to $192.1 million during the six months ended June 30, 2011. As expected in periods of revenue declines, we saw a reduction in working capital needs to $191.2 million during the six months ended June 30, 2012 compared to $389.5 million during the six months ended June 30, 2011.

Accounts receivable increased to $4,266.2 million as of June 30, 2012 from $4,181.3 million as of December 31, 2011. This increase was due to a seasonal increase resulting in a higher DSO (Days Sales Outstanding) of approximately one day from December 31, 2011 to June 30, 2012. Utilizing exchange rates as of December 31, 2011, the June 30, 2012 balance would have been approximately $53.2 million higher than reported.

Capital expenditures were $33.8 million in the six months ended June 30, 2012 compared to $27.6 million in the six months ended June 30, 2011. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments. The increase in the expenditures in the six months ended June 30, 2012 from 2011 was primarily attributable to office consolidations and realignments as well as several leasehold improvement projects that took place during the first six months of 2012.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, for the six months ended June 30, 2012 and 2011 was $34.0 million and $15.2 million, respectively.

On April 16, 2012, we acquired Damilo Group, a French firm specializing in IT design solutions, for total consideration, net of cash acquired, of €21.2 million ($28.0 million). Goodwill arising from this transaction was €22.1 million. The related intangible assets were €6.3 million and €6.1 million as of April 16, 2012 and June 30, 2012, respectively. The assumed liabilities and acquired assets, net of goodwill, related intangible assets and cash, arising from the transaction were €28.7 and €21.5, respectively.

Cash provided by net debt borrowings was $55.6 million in the six months ended June 30, 2012 compared to $4.4 million in the six months ended June 30, 2011.

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

On June 22, 2012, we offered and sold €350.0 million aggregate principal amount of the Company’s 4.50% notes due June 22, 2018 (the “Notes”). The net proceeds from the Notes of €348.7 million were used to repay borrowings under our $800.0 million revolving credit facility that were drawn in May to repay our €300.0 million notes that matured on June 1, 2012 and for general corporate purposes. The Notes were offered at an issue price of €999.74 per €1,000.0 principal amount. Interest on the Notes is payable in arrears on June 22 of each year. The Notes are the unsecured senior obligations of the Company and will rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

As of June 30, 2012, we had letters of credit totaling $1.6 million issued under our $800.0 million revolving credit facility. Additional borrowings of $798.4 million were available to us under the credit agreement as of June 30, 2012.

The $800.0 million revolving credit agreement requires that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.13 to 1 and a fixed charge coverage ratio of 3.08 to 1 as of June 30, 2012. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of June 30, 2012, such credit lines totaled $383.7 million, of which $324.9 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to this limitation in our revolving credit agreement, additional subsidiary borrowings of $241.2 million could have been made under these lines as of June 30, 2012.

In each of November 2011 and in December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock, for a total of 6.0 million shares. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first half of 2012, we repurchased a total of 878,897 shares, comprised of 619,257 shares under the 2010 authorization and 259,640 shares under the 2011 authorization. There are no shares remaining under the 2010 authorization. Under the 2011 authorization, there were 2.7 million shares remaining authorized for repurchase as of June 30, 2012.

On May 2, 2012, the Board of Directors declared a semi-annual cash dividend of $0.43 per share, which was paid on June 15, 2012 to shareholders of record on June 1, 2012.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,826.6 million as of June 30, 2012 compared to $1,636.0 million as of December 31, 2011.

We also have entered into guarantee contracts and letters of credit that total approximately $178.0 million and $174.0 million as of June 30, 2012 and December 31, 2011, respectively, consisting of $139.5 million and $135.4 million for guarantees, respectively, and $38.5 million for letters of credit as of both dates. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.8 million in both the six months ended June 30, 2012 and 2011.

We recorded net reorganization costs of $21.0 million, the majority of which related to Right Management ($10.4 million) and the Americas ($8.3 million), and $1.6 million for the six months ended June 30, 2012 and 2011, respectively, in Selling and administrative expenses, related to severances and office closures and consolidations. These expenses are net of reversals of amounts recorded in previous periods, resulting mainly from larger-than-estimated cost savings from subleasing and lease buyouts as well as lower-than-expected severance costs. During the six months ended June 30, 2012, we made payments of $14.5 million out of our reorganization reserve. We expect a majority of the remaining $35.9 million will be paid in 2012.

Legal Regulations

In Germany, two labor unions representing approximately 35% of the market for temporary workers entered into new Collective Labor Agreements with the temporary help industry. The new agreements are effective in November of 2012, and among other things, will require higher wages to temporary employees. Additionally, it is possible that other unions representing temporary workers could negotiate similar arrangements. Our intention is to pass these higher wage rates on to clients, but at this stage we are unable to assess the success of this effort or the impact these higher costs could have on market demand. However, we currently do not expect a significant impact on our consolidated or Northern Europe financial results.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In each of November 2011 and in December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock, for a total of 6.0 million shares. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. There are no shares remaining under the 2010 authorization. The following table shows the total amount of shares repurchased under these authorizations during the second quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1 – 30, 2012	221	(1)	$-	-	3,619,257
May 1 – 31, 2012	463,846		38.56	463,846	3,155,411
June 1 – 30, 2012	415,272	(1)	35.37	415,051	2,740,360

(1) 221 shares of common stock were withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers upon vesting of restricted stock.

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

Item 6 – Exhibits

4.1
Fiscal and Paying Agency Agreement between Manpower Inc. and Citibank, N.A., as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of June 22, 2012 (including the form of Note attached thereto as Schedule I).

10.1	Form of Performance Share Unit Agreement (Corrected).

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from ManpowerGroup’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC. (d/b/a ManpowerGroup)
(Registrant)

Date: August 3, 2012

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

Exhibit No.	Description

4.1
Fiscal and Paying Agency Agreement between Manpower Inc. and Citibank, N.A., as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of June 22, 2012 (including the form of Note attached thereto as Schedule I).

10.1	Form of Performance Share Unit Agreement (Corrected).

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from ManpowerGroup’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.