Form 10-Q
period 2012-09-30
MANPOWER INC /WI/
filed 2012-11-02
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

September 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at October 31, 2012
Common Stock, $.01 par value	78,456,365

ManpowerGroup

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-15
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4	Controls and Procedures	29

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 5	Other Information	30
Item 6	Exhibits	31

SIGNATURES		32

EXHIBIT INDEX		33

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	September 30,	December 31,
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$444.6	$580.5
Accounts receivable, less allowance for doubtful accounts of $114.6 and $108.6, respectively	4,395.0	4,181.3
Prepaid expenses and other assets	173.2	176.3
Future income tax benefits	69.5	52.4
Total current assets	5,082.3	4,990.5

OTHER ASSETS:
Goodwill	1,028.5	984.7
Intangible assets, less accumulated amortization of $203.5 and $176.1, respectively	337.8	354.9
Other assets	379.6	395.1
Total other assets	1,745.9	1,734.7

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	702.7	685.6
Less: accumulated depreciation and amortization	525.8	511.1
Net property and equipment	176.9	174.5
Total assets	$7,005.1	$6,899.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2012	2011
CURRENT LIABILITIES:
Accounts payable	$1,467.2	$1,370.6
Employee compensation payable	215.9	221.9
Accrued liabilities	474.9	520.8
Accrued payroll taxes and insurance	653.9	712.4
Value added taxes payable	502.4	502.3
Short-term borrowings and current maturities of long-term debt	299.6	434.2
Total current liabilities	3,613.9	3,762.2

OTHER LIABILITIES:
Long-term debt	451.4	266.0
Other long-term liabilities	371.4	388.1
Total other liabilities	822.8	654.1

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 109,490,547 and 109,076,337 shares, respectively	1.1	1.1
Capital in excess of par value	2,865.5	2,839.9
Retained earnings	1,081.7	971.7
Accumulated other comprehensive income	33.7	35.3
Treasury stock at cost, 30,455,482 and 29,172,342 shares, respectively	(1,413.6)	(1,364.6)
Total shareholders’ equity	2,568.4	2,483.4
Total liabilities and shareholders’ equity	$7,005.1	$6,899.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 ManpowerGroup

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues from services	$5,172.3	$5,782.3	$15,475.4	$16,522.0
Cost of services	4,316.1	4,831.0	12,910.1	13,750.9
Gross profit	856.2	951.3	2,565.3	2,771.1
Selling and administrative expenses	737.6	793.3	2,258.5	2,376.7
Operating profit	118.6	158.0	306.8	394.4
Interest and other expenses	10.1	11.0	33.2	33.9
Earnings before income taxes	108.5	147.0	273.6	360.5
Provision for income taxes	45.4	67.4	129.3	172.5
Net earnings	$63.1	$79.6	$144.3	$188.0
Net earnings per share – basic	$0.79	$0.97	$1.81	$2.30
Net earnings per share – diluted	$0.79	$0.97	$1.79	$2.26
Weighted average shares – basic	79.5	81.7	79.9	81.9
Weighted average shares – diluted	80.0	82.4	80.6	83.3

ManpowerGroup

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings	$63.1	$79.6	$144.3	$188.0
Other comprehensive loss:
Foreign currency translation adjustments	8.5	(129.3)	(27.1)	(22.2)
Translation adjustments on net investment hedge, less income taxes of $(3.4), $20.9, $2.4 and $0.0, respectively	(5.5)	34.1	3.9	(0.1)
Translation adjustments of long-term intercompany loans	(6.6)	1.6	17.7	(2.3)
Unrealized gain (loss) on investments, less income taxes of $0.5, $(0.2), $1.0 and $(0.3), respectively	1.5	(1.1)	3.2	(0.7)
Amortization of net loss included in pension plan net periodic benefit cost, less income taxes of $0.2, $0.1, $0.3 and $0.4, respectively	0.4	0.3	0.7	1.4
Total other comprehensive loss	(1.7)	(94.4)	(1.6)	(23.9)
Comprehensive income (loss)	$61.4	$(14.8)	$142.7	$164.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Consolidated Statements of Cash Flows (Unaudited)
(in millions)
	9 Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$144.3	$188.0
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	75.0	78.3
Deferred income taxes	(10.9)	(2.6)
Provision for doubtful accounts	18.0	19.5
Share-based compensation	22.8	24.7
Excess tax benefit on exercise of share-based awards	–	(1.2)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(197.7)	(521.7)
Other assets	(8.9)	(31.5)
Other liabilities	(57.2)	173.1
Cash used in operating activities	(14.6)	(73.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48.6)	(45.9)
Acquisitions of businesses, net of cash acquired	(46.0)	(32.1)
Proceeds from the sale of property and equipment	2.4	4.3
Cash used in investing activities	(92.2)	(73.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(8.4)	6.3
Proceeds from long-term debt	751.6	0.1
Repayments of long-term debt	(702.2)	(0.4)
Proceeds from share-based awards	4.8	18.8
Other share-based award transactions	(4.8)	1.2
Repurchases of common stock	(44.2)	(42.7)
Dividends paid	(34.3)	(32.8)
Cash used in financing activities	(37.5)	(49.5)

Effect of exchange rate changes on cash	8.4	(12.5)
Change in cash and cash equivalents	(135.9)	(209.1)
Cash and cash equivalents, beginning of year	580.5	772.6
Cash and cash equivalents, end of period	$444.6	$563.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$39.1	$39.8
Income taxes paid	$74.6	$125.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months and Nine Months Ended September 30, 2012 and 2011
(in millions, except share and per share data)

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2012 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2012 included: expected future revenue growth rates, operating unit profit margins, and working capital levels; discount rates ranging from 10.6% to 16.9%; and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through our filing date and noted no events that are subject to recognition or disclosure except those discussed in Note 11 to the Consolidated Financial Statements.

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

In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. We adopted this guidance effective January 1, 2012. The application of the guidance to our annual impairment test had no impact on our Consolidated Financial Statements.

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

In July 2012, the FASB issued new accounting guidance on testing indefinite-lived intangible assets other than goodwill for impairment. The revised guidance allows entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The guidance is effective for us in 2013. We do not expect the adoption of this guidance to have an impact on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended September 30, 2012 and 2011, we recognized share-based compensation expense of $7.9 and $8.2, respectively, and $22.8 and $24.7 for the nine months ended September 30, 2012 and 2011, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $4.8 and $21.0 for the nine months ended September 30, 2012 and 2011, respectively. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

On April 16, 2012, we acquired Damilo Group, a French firm specializing in IT design solutions, for total consideration, net of cash acquired, of €21.2 ($28.0). Goodwill arising from this transaction was €22.1. The related intangible assets were €6.3 and €6.0 as of April 16, 2012 and September 30, 2012, respectively. The assumed liabilities and acquired assets, net of goodwill, related intangible assets and cash, arising from the transaction were €28.7 and €21.5, respectively.

From time to time, we acquire and invest in companies throughout the world, including franchises. Excluding Damilo Group, the total cash consideration for acquisitions, net of cash acquired, for the nine months ended September 30, 2012 and 2011 was $18.0 and $32.1, respectively.

Total consolidated amortization expense related to intangible assets for the remainder of 2012 is expected to be $9.5 and in each of the next five years is expected to be as follows: 2013- $32.5, 2014 - $27.5, 2015 - $23.9, 2016 - $20.7 and 2017 - $18.8.

(5) Reorganization Costs

We recorded net reorganization costs of $22.2 and $2.1 for the nine months ended September 30, 2012 and 2011, respectively, in selling and administrative expenses, related to severances and office closures and consolidations. These expenses are net of reversals of amounts recorded in previous periods, resulting mainly from larger-than-estimated cost savings from subleasing and lease buyouts. During the nine months ended September 30, 2012, we made payments of $23.8 out of our reorganization reserve. We expect a majority of the remaining $27.8 will be paid by the end of 2013.

Changes in the reorganization reserve by reportable segment are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Total
Balance, January 1, 2012	$4.0	$4.2	$11.8	$1.2	$8.2	$29.4
Severance costs, net	5.4	0.5	2.0	0.2	3.0	11.1
Office closure costs, net	3.5	0.5	(0.3)	-	7.4	11.1
Costs paid or utilized	(6.9)	(1.4)	(6.2)	(1.4)	(7.9)	(23.8)
Balance, September 30, 2012	$6.0	$3.8	$7.3	$-	$10.7	$27.8

(1)    Balances related to the United States were $3.3 and $5.5 as of January 1, 2012 and September 30, 2012, respectively.
(2)    Balances related to France were $3.5 and $3.4 as of January 1, 2012 and September 30, 2012, respectively. Balances related to Italy were $0.4 as of both January 1, 2012 and September 30, 2012.

(6) Income Taxes

We recorded an income tax expense at an effective rate of 41.9% for the three months ended September 30, 2012, as compared to an effective rate of 45.9% for the three months ended September 30, 2011. The 2012 tax rate is lower than the 2011 rate due to the impact of tax benefits resulting from restructuring of operations. The 41.9% effective tax rate was higher than the U.S. Federal statutory rate of 35% and we currently expect the annual effective tax rate to be in the mid-forty percent range, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items and the French business tax. Excluding the impact of the French business tax, our tax rate for the three months ended September 30, 2012 and 2011 would have been approximately 30% and 36%, respectively. The 2012 tax rate, excluding the French business tax, is lower than the 2011 rate due to the impact of the tax benefits resulting from restructuring of operations.

We recorded an income tax expense at an effective rate of 47.3% for the nine months ended September 30, 2012, as compared to an effective rate of 47.9% for the nine months ended September 30, 2011. The 2012 tax rate is lower than the 2011 rate due to the impact of tax benefits resulting from the restructuring of operations. Excluding the impact of the discrete items, which relate to reorganization costs described further in Note 5 to the Consolidated Financial Statements, and the French business tax, our tax rate for the nine months ended September 30, 2012 and 2011 would have been approximately 34% and 37%, respectively. The 2012 tax rate, excluding the discrete items and French business tax, is lower than the 2011 rate due to the impact of the tax benefits resulting from restructuring of operations.

As of September 30, 2012, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $25.8. We had related tax benefits of $2.8, and the net amount of $23.0 would favorably affect the effective tax rate if recognized. As of December 31, 2011, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $27.0. We had related tax benefits of $3.6 for a net amount of $23.4. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. During the three months ended September 30, 2012, we closed the U.S. tax examination for our 2008 and 2009 tax years without a significant impact. Generally, the tax years that remain subject to tax examination are 2009 through 2011 for our major operations in Germany, Italy, France, Japan, U.S. and United Kingdom. We are currently subject to tax audits in France, Belgium, Denmark, Austria, Italy, Norway, and Spain. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculation of net earnings per share – basic and net earnings per share – diluted was as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings per share – basic:
Net earnings available to common shareholders	$63.1	$79.6	$144.3	$188.0
Weighted-average common shares outstanding	79.5	81.7	79.9	81.9
	$0.79	$0.97	$1.81	$2.30
Net earnings per share – diluted:
Net earnings available to common shareholders	$63.1	$79.6	$144.3	$188.0
Weighted-average common shares outstanding	79.5	81.7	79.9	81.9
Effect of dilutive securities – stock options	0.3	0.4	0.3	0.9
Effect of other share-based awards	0.2	0.3	0.4	0.5
	80.0	82.4	80.6	83.3
	$0.79	$0.97	$1.79	$2.26

There were 4.2 million and 3.9 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended September 30, 2012 and 2011, respectively, and 4.2 million and 2.5 million share-based awards excluded from the calculation of net earnings per share – diluted for the nine months ended September 30, 2012 and 2011, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, amortizable intangible assets and intangible assets that do not require amortization, as follows:

	September 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$1,028.5	$-	$1,028.5	$984.7	$-	$984.7
Intangible assets:
Amortizable:
Technology	$19.6	$19.6	$-	$19.6	$19.6	$-
Franchise agreements	18.0	15.6	2.4	18.0	14.3	3.7
Customer relationships	337.9	156.1	181.8	328.0	130.1	197.9
Other	13.7	12.2	1.5	13.5	12.1	1.4
	389.2	203.5	185.7	379.1	176.1	203.0
Non-Amortizable:
Trade names(1)	54.0	-	54.0	54.0	-	54.0
Reacquired franchise rights	98.1	-	98.1	97.9	-	97.9
	152.1	-	152.1	151.9	-	151.9
Total intangible assets	$541.3	$203.5	$337.8	$531.0	$176.1	$354.9

(1)  Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2012 and December 31, 2011.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total(4)
Balance, January 1, 2012	$461.8	$59.5	$260.7	$77.5	$60.3	$64.9	$984.7
Goodwill acquired	4.8	30.0	-	-	-	-	34.8
Currency and other impacts	0.7	(0.2)	6.6	-	1.9	-	9.0
Balance, September 30, 2012	$467.3	$89.3	$267.3	$77.5	$62.2	$64.9	$1,028.5

(1)   Balances related to the United States were $448.3 and $448.5 as of January 1, 2012 and September 30, 2012, respectively.
(2)   Balances related to France were $42.1 and $70.5 as of January 1, 2012 and September 30, 2012, respectively. Balances related to Italy were $5.4 and $5.3 as of January 1, 2012 and September 30, 2012, respectively.
(3)  The majority of the Corporate balance relates to goodwill attributable to our acquisition of Jefferson Wells ($55.5) which is now part of the United States reporting unit. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is consistent with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.
(4)  Balances were net of accumulated impairment loss of $513.4 as of both January 1, 2012 and September 30, 2012.

Goodwill balances by reporting unit were as follows:
	September 30,	January 1,
	2012	2012
United States	$504.0	$503.8
Netherlands (Vitae)	78.7	79.3
France	70.5	42.1
Right Management	62.2	60.3
Other reporting units(1)	313.1	299.2
Total goodwill	$1,028.5	$984.7

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

(10) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$2.5	$2.6	$7.7	$7.9
Interest cost	3.7	3.9	11.2	11.7
Expected return on assets	(3.6)	(3.8)	(10.9)	(11.5)
Other	0.5	0.2	1.3	0.4
Total benefit cost	$3.1	$2.9	$9.3	$8.5

	Retiree Health Care Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$-	$-	$-	$0.1
Interest cost	0.3	0.4	1.0	1.0
Total benefit cost	$0.3	$0.4	$1.0	$1.1

During the three and nine months ended September 30, 2012, contributions made to our pension plans were $7.5 and $17.0, respectively, and contributions made to our retiree health care plan were $0.5 and $1.5, respectively. During 2012, we expect to make total contributions of approximately $21.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive income, net of tax, were as follows:

	September 30,	December 31,
	2012	2011
Foreign currency translation	$159.5	$186.6
Translation loss on net investment hedge, net of income taxes of $(24.1) and $(26.5), respectively	(39.3)	(43.2)
Translation loss on long-term intercompany loans	(71.4)	(89.1)
Unrealized gain on investments, net of income taxes of $3.8 and $2.8, respectively	11.4	8.2
Defined benefit pension plans, net of income taxes of $(19.2) and $(19.5), respectively	(25.8)	(26.5)
Retiree health care plan, net of income taxes of $(0.5) for both dates	(0.7)	(0.7)
Accumulated other comprehensive income	$33.7	$35.3

In each of November 2011 and in December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock, for a total of 6.0 million shares. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first nine months of 2012, we repurchased a total of 1,178,897 shares, comprised of 619,257 shares under the 2010 authorization and 559,640 shares under the 2011 authorization. There are no shares remaining under the 2010 authorization. Under the 2011 authorization, there were 2.4 million shares remaining authorized for repurchase as of September 30, 2012. As of September 30, 2012, we had repurchased an additional 450,000 shares at a price of $16.9 that settled in early October. These repurchases are not reflected in the amounts above or the treasury stock in our Consolidated Balance Sheets as of September 30, 2012.

On May 2, 2012, the Board of Directors declared a semi-annual cash dividend of $0.43 per share, which was paid on June 15, 2012 to shareholders of record on June 1, 2012.

On October 31, 2012, the Board of Directors declared a cash dividend of $0.43 per share, which is payable on December 14, 2012 to shareholders of record on December 4, 2012.

(12) Interest and Other Expenses

Interest and other expenses consisted of the following:
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest expense	$10.3	$11.2	$31.1	$32.5
Interest income	(1.5)	(2.0)	(4.7)	(5.0)
Foreign exchange losses	0.3	1.7	0.6	2.0
Miscellaneous expenses, net	1.0	0.1	6.2	4.4
Interest and other expenses	$10.1	$11.0	$33.2	$33.9

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

The €350.0 ($450.0) notes due June 22, 2018 and the €200.0 ($257.0) notes due June 14, 2013 were designated as economic hedges of our net investment in our foreign subsidiaries with a Euro functional currency as of September 30, 2012. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive income, net of taxes. As of September 30, 2012 and December 31, 2011, we had a $39.3 and $43.2, respectively, unrealized loss included in accumulated other comprehensive income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a gain of $0.4 and an insignificant loss in interest and other expenses for the three months ended September 30, 2012 and 2011, respectively, associated with our forward contracts. For the nine months ended September 30, 2012 we recorded a gain of $0.8, and for the nine months ended September 30, 2011 we recorded an insignificant gain, associated with our forward contracts.

The fair value measurements of the items recorded in our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.4	$0.4	$-	$-
Foreign currency forward contracts	0.5	-	0.5	-
Deferred compensation plan assets	57.2	57.2	-	-
	$58.1	$57.6	$0.5	$-

Liabilities
Foreign currency forward contracts	$0.1	$-	$0.1	$-
	$0.1	$-	$0.1	$-

		Fair Value Measurements Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$0.4	$0.4	$-	$-
Deferred compensation plan assets	45.2	45.2	-	-
	$45.6	$45.6	$-	$-

Liabilities
Foreign currency forward contracts	$0.3	$-	$0.3	$-
	$0.3	$-	$0.3	$-

The fair value of the Euro-denominated notes, which was estimated using Level 1 fair value measurements based on quoted market prices of our publicly traded debt, was $739.6 and $654.9 as of September 30, 2012 and December 31, 2011, respectively, compared to a carrying value of $707.0 and $647.6, respectively. The carrying value of other long-term debt approximates fair value.

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

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues from services:
Americas:
United States (a)	$760.8	$828.9	$2,259.8	$2,371.4
Other Americas	388.3	381.1	1,180.0	1,122.3
	1,149.1	1,210.0	3,439.8	3,493.7
Southern Europe:
France	1,392.0	1,670.3	4,111.4	4,668.1
Italy	246.8	321.0	788.3	950.5
Other Southern Europe	189.2	206.9	574.5	580.6
	1,828.0	2,198.2	5,474.2	6,199.2

Northern Europe	1,426.9	1,595.6	4,286.7	4,618.5
APME	688.2	701.0	2,031.1	1,966.7
Right Management	80.1	77.5	243.6	243.9
Consolidated (b)	$5,172.3	$5,782.3	$15,475.4	$16,522.0

Operating unit profit (loss): (c)
Americas:
United States	$24.5	$32.1	$39.1	$68.0
Other Americas	10.9	10.6	36.7	35.7
	35.4	42.7	75.8	103.7
Southern Europe:
France	17.7	27.9	38.7	64.7
Italy	9.4	19.1	36.5	54.4
Other Southern Europe	2.2	3.0	8.7	7.9
	29.3	50.0	83.9	127.0

Northern Europe	42.5	62.8	125.6	160.8
APME	20.8	21.7	62.2	57.1
Right Management	5.6	(1.9)	5.2	4.2
	133.6	175.3	352.7	452.8
Corporate expenses	(24.5)	(29.9)	(73.7)	(92.4)
Intangible asset amortization expense (c)	(9.2)	(9.9)	(27.4)	(28.9)
Reclassification of French business tax (d)	18.7	22.5	55.2	62.9
Operating profit	118.6	158.0	306.8	394.4
Interest and other expenses	(10.1)	(11.0)	(33.2)	(33.9)
Earnings before income taxes	$108.5	$147.0	$273.6	$360.5

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.9 for the three months ended September 30, 2012 and 2011, and, $10.9 and $9.8 for the nine months ended September 30, 2012 and 2011, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $175.8 and $166.9 for the three months ended September 30, 2012 and 2011, respectively, and $520.8 and $478.6 for the nine months ended September 30, 2012 and 2011, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $6.4 and $7.2 for the three months ended September 30, 2012 and 2011, respectively, and $17.9 and $18.8 for the nine months ended September 30, 2012 and 2011, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $270.5 and $293.9 for the three months ended September 30, 2012 and 2011, respectively, and $794.4 and $818.0 for the nine months ended September 30, 2012 and 2011, respectively.

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

(15) Contingencies

For the nine months ended September 30, 2012, we recorded legal costs of $10.0 in the U.S. for various legal matters, the majority of which was related to our entry into a settlement agreement in connection with a purported class action lawsuit involving allegations regarding our vacation pay policies in Illinois. Under the settlement agreement, which is still subject to final court approval, we agreed to pay $8.0 plus certain related taxes and administrative fees. We maintain that our vacation pay policies were appropriate and we admit no liability or wrongdoing, but we believe that settlement is in our best interest to avoid the costs and disruption of ongoing litigation.

In the normal course of business, the Company is named as a defendant in various legal proceedings in which claims are asserted against the Company. We record reserves for loss contingencies based on the circumstances of each claim, when it is probable that a loss has been incurred as of the balance sheet date and can be reasonably estimated. Although the outcome of litigation cannot be predicted with certainty, we believe the ultimate resolution of these legal proceedings will not have a material adverse effect on our business or financial condition.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 23 through 25 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended September 30, 2012 and 2011

In the three months ended September 30, 2012, we saw revenue continue to slow in several of our markets, which unfavorably impacted our operating leverage and profitability. The decline in revenues during the third quarter of 2012 from that seen in the prior-year period was due to the economic uncertainty in most countries and the impact of one less billing day in the third quarter of 2012 compared to 2011. We saw slowing during the quarter in our staffing/interim and our permanent recruitment business, with both showing a decline from the prior year. Our ManpowerGroup Solutions business slowed somewhat but continues to show solid growth over the prior year. At Right Management, we saw a decrease in demand for the talent management services, as clients have delayed their discretionary spending, but an increase in demand for our counter-cyclical outplacement services.

We saw stabilization of our gross profit margin with an increase for the three months ended September 30, 2012 compared to the prior-year period, mostly due to the growth in our higher-margin ManpowerGroup Solutions business and Right Management’s outplacement services. We saw a deleveraging of our expenses as we did not decrease expenses as quickly as revenues declined during the current-year period. We anticipate further expense deleveraging in the fourth quarter of 2012 as revenues continue to contract and we expect to incur some reorganization charges to streamline and simplify our organization.

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Slowing economic growth or economic contraction typically results in decreasing demand for labor, resulting in less demand for our staffing services. This slowdown typically impacts our operating profit unfavorably as we may experience a deleveraging of our selling and administrative expense base as expenses may not change at the same pace as revenues.

The following table presents selected consolidated financial data for the three months ended September 30, 2012 as compared to 2011.

(in millions, except per share data)	2012	2011	Variance	Constant Currency Variance
Revenues from services	$5,172.3	$5,782.3	(10.5)%	(3.8)%
Cost of services	4,316.1	4,831.0	(10.7)	(3.7)
Gross profit	856.2	951.3	(10.0)	(3.9)
Gross profit margin	16.6%	16.5%
Selling and administrative expenses	737.6	793.3	(7.0)	(0.9)
Operating profit	118.6	158.0
Operating profit margin	2.3%	2.7%
Interest and other expenses	10.1	11.0	(8.7)
Earnings before income taxes	108.5	147.0
Provision for income taxes	45.4	67.4
Effective income tax rate	41.9%	45.9%
Net earnings	$63.1	$79.6
Net earnings per share – diluted	$0.79	$0.97
Weighted average shares – diluted	80.0	82.4	(2.9)%

The year-over-year decrease in revenues from services of 10.5% (3.8% in constant currency and 4.4% on an organic constant currency basis) was attributed to:

•
decreased demand for services in several of our markets within Southern Europe and Northern Europe, where revenues decreased 6.0% (7.4% on an organic constant currency basis) and 3.5%, respectively, on a constant currency basis. Several of our larger markets such as France and Italy experienced revenue declines of 5.7% and 13.3%, respectively, on a constant currency basis due to the current economic environment in these countries and one less billing day in the third quarter of 2012 compared to 2011;

•
revenue decline in the United States of 8.2% primarily due to a decrease of our larger key account client revenues due to softening demand, stronger pricing discipline on new business opportunities, and the impact of one less billing day in the third quarter of 2012 compared to 2011;

•	decreased demand for talent management services at Right Management, where these revenues decreased 11.3% on a constant currency basis; and

•	a 6.7% decrease due to the impact of currency exchange rates; offset by

•	our acquisitions, primarily in Southern Europe of Proservia at the end of September 2011 and Damilo in April 2012, which combined to add 0.6% of revenue growth to our consolidated results;

•	revenue growth in Other Americas of 7.6% on an organic constant currency basis and growth in APME of 0.2% on a constant currency basis; and

•	increased demand for our outplacement services at Right Management, where these revenues increased 18.1% on a constant currency basis.

The year-over-year 10 basis point (0.10%) increase in gross profit margin was primarily attributed to:

•	a 20 basis point (0.20%) favorable impact from strong growth and improved margins in our higher-margin ManpowerGroup Solutions business and Right Management’s outplacement services; and

•	a 10 basis point (0.10%) increase due to the impact of currency exchange rates; offset by

•
a 20 basis point (0.20%) decline from our staffing/interim business because of pricing pressures and business mix changes in our revenues as our lower-margin business grew faster than our higher-margin business.

The 7.0% decline (0.9% in constant currency or 1.8% in organic constant currency) in selling and administrative expenses for the current quarter was attributed to:

•	a decrease in our organic salary-related costs, due to lower head count and variable incentive-based costs;

•	a 6.1% decrease due to the impact of currency exchange rates; offset by

•	the additional recurring selling and administrative costs as a result of the acquisitions in Southern Europe and the Americas.

Selling and administrative expenses as a percent of revenues increased 60 basis points (0.60%) during the three months ended September 30, 2012 compared to 2011 due primarily to expense deleveraging (on a constant currency basis), as our 1.8% decrease in expenses in organic constant currency did not match the 4.4% organic constant currency revenue decline.

Interest and other expenses were $10.1 million for the three months ended September 30, 2012 compared to $11.0 million in 2011. Net Interest Expense decreased $0.4 million to $8.8 million in the three months ended September 30, 2012 from $9.2 million in 2011. Translation losses in the three months ended September 30, 2012 were $0.3 million compared to $1.7 million in the three months ended September 30, 2011. Miscellaneous expenses increased $0.9 million to $1.0 million in the three months ended September 30, 2012 from $0.1 million in 2011.

We recorded an income tax expense at an effective rate of 41.9% for the three months ended September 30, 2012, as compared to an effective rate of 45.9% for the three months ended September 30, 2011. The 2012 tax rate is lower than the 2011 rate due to the impact of tax benefits resulting from restructuring of operations. The 41.9% effective tax rate was higher than the U.S. Federal statutory rate of 35% and we currently expect the annual effective tax rate to be in the mid-forty percent range, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items and the French business tax. Excluding the impact of the French business tax, our tax rate for the three months ended September 30, 2012 and 2011 would have been approximately 30% and 36%, respectively. The 2012 tax rate, excluding the French business tax, is lower than the 2011 rate due to the impact of the tax benefits resulting from restructuring of operations.

Net earnings per share – diluted decreased to $0.79 in the three months ended September 30, 2012 compared to $0.97 in the three months ended September 30, 2011. Exchange rates had a negative impact of $0.06 on net earnings per share – diluted. Weighted average shares – diluted were 80.0 million for the three months ended September 30, 2012 as compared to 82.4 million in the three months ended September 30, 2011. This decrease was primarily a result of the repurchase of 2.9 million shares subsequent to September 30, 2011.

Operating Results - Nine Months Ended September 30, 2012 and 2011

The following table presents selected consolidated financial data for the nine months ended September 30, 2012 as compared to 2011.

(in millions, except per share data)	2012	2011	Variance	Constant Currency Variance
Revenues from services	$15,475.4	$16,522.0	(6.3)%	(0.7)%
Cost of services	12,910.1	13,750.9	(6.1)	(0.3)
Gross profit	2,565.3	2,771.1	(7.4)	(2.4)
Gross profit margin	16.6%	16.8%
Selling and administrative expenses	2,258.5	2,376.7	(5.0)	(0.1)
Operating profit	306.8	394.4
Operating profit margin	2.0%	2.4%
Interest and other expenses	33.2	33.9	(2.2)
Earnings before income taxes	273.6	360.5
Provision for income taxes	129.3	172.5
Effective income tax rate	47.3%	47.9%
Net earnings	$144.3	$188.0
Net earnings per share – diluted	$1.79	$2.26
Weighted average shares – diluted	80.6	83.3	(3.2)%

The year-over-year decrease in Revenues from services of 6.3% (0.7% in constant currency and 1.5% on an organic constant currency basis) was attributed to:

•
decreased demand for services in several of our markets within Southern Europe and Northern Europe, where revenues decreased 11.7% (2.9% in constant currency and 4.2% on an organic constant currency basis) and 7.2% (0.8% on a constant currency basis), respectively. Several of our larger markets such as France and Italy experienced revenue declines of 3.0% (4.8% on an organic constant currency basis) and 9.0%, respectively, on a constant currency basis due to the current economic environment in these countries;

•
revenue decline in the United States of 4.7% primarily due to a decrease of our larger key account client revenues due to softening demand as well as stronger pricing discipline on new business opportunities;

•	decreased demand for talent management services at Right Management, where these revenues decreased 11.9% on a constant currency basis;

•	a 5.6% decrease due to the impact of currency exchange rates; offset by

•
our acquisitions of three entities in APME during April 2011, two acquisitions in Southern Europe at the end of September 2011 and in April 2012, and one acquisition in the Americas during April 2012, which combined to add 0.8% of revenue growth to our consolidated results;

•	Other Americas and APME experienced revenue growth of 11.7% and 1.6%, respectively, on an organic constant currency basis; and

•	increased demand for our outplacement services at Right Management, where these revenues increased 10.9% on a constant currency basis.

The year-over-year 20 basis point (0.20%) decrease in gross profit margin was primarily attributed to:

•	a 40 basis point (0.40%) decline from our staffing/interim business primarily related to pricing pressures in the U.S. and most of our European markets; offset by

•	a 10 basis point (0.10%) favorable impact from strong growth and improved margins in Right Management’s higher-margin outplacement services; and

•	a 10 basis point (0.10%) increase due to the impact of currency exchange rates.

The 5.0% decline in selling and administrative expenses for the nine months ended September 30, 2012 (0.1% in constant currency or 0.9% in organic constant currency) was attributed to:

•	a decrease in our organic salary-related costs, due to lower head count and variable incentive-based costs;

•	a 4.9% decrease due to the impact of currency exchange rates; offset by

•	reorganization costs of $18.7 million, comprised of $10.4 million at Right Management and $8.3 million in the Americas;

•
legal costs of $10.0 million in the U.S., primarily related to the entry into a settlement agreement in connection with a lawsuit involving allegations regarding the Company’s vacation pay practices in Illinois; and

•	the additional recurring selling and administrative costs as a result of the acquisitions in Southern Europe, APME and the Americas.

Selling and administrative expenses as a percent of revenues increased 20 basis points (0.20%) during the nine months ended September 30, 2012 compared to 2011 due primarily to the reorganization costs (0.10%) and legal costs (0.10%) noted above.

Interest and other expenses were $33.2 million for the nine months ended September 30, 2012 compared to $33.9 million in 2011. Net interest expense decreased $1.1 million to $26.4 million in the nine months ended September 30, 2012 from $27.5 million in 2011. Translation losses in the nine months ended September 30, 2012 were $0.6 million, compared to $2.0 million in the nine months ended September 30, 2011. Miscellaneous expenses increased $1.8 million to $6.2 million in the nine months ended September 30, 2012 from $4.4 million in 2011.

We recorded an income tax expense at an effective rate of 47.3% for the nine months ended September 30, 2012, as compared to an effective rate of 47.9% for the nine months ended September 30, 2011. The 2012 tax rate is lower than the 2011 rate due to the impact of tax benefits resulting from restructuring of operations. The 47.3% effective tax rate was higher than the U.S. Federal statutory rate of 35% and we currently expect the annual effective tax rate to be in the mid-forty percent range, due primarily to the impact of the mix of U.S. and non-U.S. earnings, valuation allowances, other permanent items, discrete items, which relate to reorganization costs described further in Note 5 to the Consolidated Financial Statements, and the French business tax. Excluding the impact of the discrete items and the French business tax, our tax rate for the nine months ended September 30, 2012 and 2011 would have been approximately 34% and 37%, respectively. The 2012 tax rate, excluding the discrete items and French business tax, is lower than the 2011 rate due to the impact of the tax benefits resulting from restructuring of operations.

Net earnings per share – diluted decreased to $1.79 in the nine months ended September 30, 2012 compared to $2.26 in the nine months ended September 30, 2011. Exchange rates had a negative impact of $0.14 on net earnings per share – diluted. Weighted average shares – diluted were 80.6 million for the nine months ended September 30, 2012 as compared to 83.3 million in the nine months ended September 30, 2011. This decrease was primarily a result of the repurchase of 2.9 million shares subsequent to September 30, 2011.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 5.0% (3.1% in constant currency and 3.2% in organic constant currency) for the third quarter of 2012 compared to 2011. In the United States (which represents 66% of the Americas' revenues), revenues from services declined 8.2% in the third quarter of 2012 compared to 2011. The revenue decline in the United States was attributable to the staffing/interim services within the Manpower and Experis business lines as the demand from our larger strategic accounts softened, we maintained stronger pricing discipline on new business opportunities, and there was one less billing day in the third quarter of 2012 compared to 2011. These declines were partially offset by an increase in overall United States permanent recruitment revenues of 6.5% in the third quarter of 2012 compared to 2011. In Other Americas, revenues from services improved 1.9% (8.1% in constant currency and 7.6% in organic constant currency) in the third quarter of 2012 compared to 2011, led by revenue growth in Canada, Mexico and Argentina of 22.9%, 8.6% and 2.8%, respectively, in constant currency (18.5% growth in Canada on an organic constant currency basis).

In the Americas, revenues from services decreased 1.5% (0.7% increase in constant currency and 0.6% increase in organic constant currency) in the first nine months of 2012 compared to 2011. In the United States, revenues from services declined 4.7% in the first nine months of 2012 compared to 2011. The revenue decline in the United States was attributable to staffing/interim services within the Manpower and Experis business lines as the demand from our larger strategic accounts softened in the first nine months of 2012 compared to 2011, and we maintained stronger pricing discipline on new business opportunities. These declines were partially offset by an increase in overall United States permanent recruitment revenues of 21.4% in the first nine months of 2012 compared to 2011. In Other Americas, revenues from services improved 5.1% (12.0% in constant currency and 11.7% in organic constant currency) in the first nine months of 2012 compared to 2011, led by revenue growth in Canada, Argentina and Mexico of 17.6%, 13.1% and 12.7%, respectively, in constant currency (15.2% growth in Canada on an organic constant currency basis).

Gross profit margin increased during the third quarter of 2012 compared to 2011 as the increase in our permanent recruitment business was offset by the decrease from pricing pressures in our interim services within our Experis business line. Gross profit margin increased slightly during the first nine months of 2012 compared to 2011 as the increase in our permanent recruitment business was partially offset by the pricing pressures, an increase in unbillable time and change in a client’s rebates within our Experis business line.

Selling and administrative expenses increased during the third quarter of 2012 compared to 2011 due to an increase in bad debt expense in Other Americas as a result of some accounts receivable that we do not believe will be collected, along with the increase in salary-related costs due to the increase in headcount to support the strong growth in Canada, Brazil, and Mexico. Partially offsetting these increases was a decrease in variable incentive-based compensation and lower office lease costs in the United States. Selling and administrative expenses as a percent of revenues increased in the third quarter of 2012 compared to 2011 mostly due to the reasons noted above.

Selling and administrative expenses increased during the first nine months 2012 compared to 2011 due mostly to $8.3 million of reorganization costs and $10.0 million of legal costs incurred in the second quarter of 2012 as well as an increase in bad debt expense in Other Americas as a result of some accounts receivable that we do not believe will be collected. The increase was also due to additional headcount in Mexico, Canada and Brazil to meet the increased demand in those countries. Argentina also experienced an increase in selling and administrative expenses during the first nine months of 2012 due to their high inflation. Partially offsetting these increases was a decrease in the United States, excluding the reorganization and legal costs, due primarily to a decrease in variable incentive-based compensation and lower office lease costs. Selling and administrative expenses as a percent of revenues increased in the first nine months of 2012 compared to 2011 mostly due to the reorganization costs, legal costs, and an increase in bad debt expense in Other Americas noted above.

Operating unit profit (“OUP”) margin in the Americas was 3.1% for the third quarter of 2012 compared to 3.5% for 2011. In the United States, OUP margin was 3.2% for the third quarter of 2012 compared to 3.9% for 2011. The margin decrease in the United States was due to expense deleveraging as we did not decrease expenses as quickly as revenues declined. Other Americas’ OUP margin was 2.8% for both the third quarter of 2012 and 2011.

OUP margin in the Americas was 2.2% for the first nine months of 2012 compared to 3.0% for 2011. In the United States, OUP margin was 1.7% for the first nine months of 2012 compared to 2.9% for 2011. The margin decrease in the United States was due to the reorganization and legal costs noted above, as well as expense deleveraging as we did not decrease expenses as quickly as revenues declined. Other Americas’ OUP margin was 3.1% for the first nine months of 2012 compared to 3.2% for 2011.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services decreased 16.8% (6.0% in constant currency and 7.4% in organic constant currency) during the third quarter of 2012 compared to 2011 due primarily to softening demand in France and Italy in the staffing/interim business, a 19.1% decline in constant currency in our permanent recruitment business, mostly driven by France, and one less billing day in the third quarter of 2012 compared to 2011. In France and Italy (which represent 75% and 14%, respectively, of Southern Europe’s revenues), revenues from services declined 16.7% (5.7% in constant currency and 7.6% in organic constant currency) and 23.1% (13.3% in constant currency), respectively, during the third quarter of 2012 compared to 2011. In Other Southern Europe, revenues from Services decreased 8.5% (an increase of 2.8% in constant currency) during the third quarter of 2012 compared to 2011 mostly driven by the 12% revenue decrease in Spain due to the weak economic conditions in that market.

In Southern Europe, revenues from services decreased 11.7% (2.9% in constant currency and 4.2% in organic constant currency) during the first nine months of 2012 compared to 2011 due primarily to a softening demand in France and Italy in the staffing/interim business as well as a 11.3% decline in constant currency in our permanent recruitment business, mostly driven by France. In France and Italy, revenues from services declined 11.9% (3.0% in constant currency and 4.8% in organic constant currency) and 17.1% (9.0% in constant currency), respectively, during the first nine months of 2012 compared to 2011. In Other Southern Europe, revenues from Services decreased 1.0% (an increase of 8.5% in constant currency) during the first nine months of 2012 compared to 2011.

Gross profit margin increased in the third quarter of 2012 compared to 2011 mostly from the improvement in France in our staffing/interim business due to pricing discipline and pricing initiatives implemented in the past few quarters, and the increase from the Proservia and Damilo acquisitions, offset by the pricing pressures in Italy that unfavorably impacted staffing/interim gross margins.

Gross profit margin decreased in the first nine months of 2012 compared to 2011 due to an increase in profit-sharing expenses in France, a decrease in our permanent recruitment business, including the further wind down of the Pole Emploi contract in France, and pricing pressures in Italy that unfavorably impacted staffing/interim gross margins.

Selling and administrative expenses increased in both the third quarter and the first nine months of 2012 compared to 2011 due to the additional costs from the Proservia and Damilo acquisitions, offset by the decrease in organic salary-related costs due to lower headcount. On an organic basis, expenses as a percentage of revenue increased compared to prior-year periods due to expense deleveraging, as we did not decrease selling and administrative expenses to the extent of the decrease in revenues.

OUP margin in Southern Europe was 1.6% for the third quarter of 2012 compared to 2.3% for 2011. In France, the OUP margin was 1.3% for the third quarter of 2012 compared to 1.7% for 2011, as the improvement in our gross profit margin did not fully compensate for the revenue decline and the increase in selling and administrative expenses. In Italy, the OUP margin was 3.8% for the third quarter of 2012 compared to 5.9% for 2011, due to the decrease in gross profit margin and deleveraging of expenses, as Italy did not decrease expenses at the rate of the decline in revenues. Other Southern Europe’s OUP margin declined to 1.2% for the third quarter of 2012 from 1.5% in 2011 due to the decrease of the gross profit margin.

OUP margin in Southern Europe was 1.5% for the first nine months of 2012 compared to 2.0% for 2011. In France, the OUP margin was 0.9% for the first nine months of 2012 compared to 1.4% for 2011, as the slight increase in the gross profit margin did not fully compensate for the revenue decline and the increase in selling and administrative expenses. In Italy, the OUP margin was 4.6% for the first nine months of 2012 compared to 5.7% for 2011, due to the decrease in gross profit margin and deleveraging of expenses, as Italy did not decrease expenses at the rate of the decline in revenues. Offsetting these declines, Other Southern Europe improved its OUP margin to 1.5% for the first nine months of 2012 from 1.4% in 2011. The slight improvement in Other Southern Europe was mostly a result of controlling expenses as selling and administrative expenses increased less than the 8.5% revenue increase in constant currency.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany and the Netherlands, revenues from services decreased 10.6% (3.5% in constant currency) during the third quarter of 2012 as compared to 2011. This decline in revenues was primarily attributable to declines in our Experis business line, which saw a continued softening demand in both our staffing/interim and permanent recruitment businesses, a decrease in our ManpowerGroup Solutions business, and one less billing day in the third quarter of 2012 compared to 2011.

In Northern Europe, revenues from services decreased 7.2% (0.8% in constant currency) during the first nine months of 2012 compared to 2011. The decrease in revenues was primarily attributable to declines in our Experis business line, which saw softening demand in both our staffing/interim and permanent recruitment businesses, and to a decline in our ManpowerGroup Solutions business. This decline was partially offset by growth in our Manpower business line, primarily in the United Kingdom, where we have seen steady growth through the year, including one large client that increased revenues significantly in the first quarter of 2012 as a result of a ramp up in demand starting in the second quarter of 2011.

Gross profit margin decreased for both the third quarter and the first nine months of 2012 compared to 2011 due to the business mix changes in our revenues, as staffing/interim revenue growth came from our lower-margin United Kingdom market, and our higher-margin permanent recruitment and ManpowerGroup Solutions revenues declined. Staffing/Interim margins also declined as we had an increase of unbillable labor due to lower bench utilization and higher vacation in Germany and Sweden, and general pricing pressures in the Netherlands.

Selling and administrative expenses decreased for both the third quarter and the first nine months of 2012 compared to 2011 due primarily to lower headcount, which reduced salary-related expenses, lower variable incentive-based costs and overall tighter expense controls. Selling and administrative expenses as a percent of revenues decreased for both the third quarter and the first nine months of 2012 compared to 2011 due to the improved expense leveraging, as expenses decreased more than the decline in revenues.

OUP margin for Northern Europe was 3.0% during the third quarter of 2012 compared to 3.9% in 2011. OUP margin was 2.9% during the first nine months of 2012 compared to 3.5% in 2011. These declines in OUP margin were primarily due to the decline in revenue and gross profit margin.

APME

Revenues from services for APME decreased 1.8% (a 0.2% increase in constant currency) during the third quarter of 2012 compared to 2011, but increased 3.3% (3.7% in constant currency) during the first nine months of 2012 compared to 2011. In the second quarter of 2011, China and India both made acquisitions, which significantly increased their revenues and favorably impacted our growth in the first quarter of 2012. In organic constant currency, revenue growth for the first nine months of 2012 for the segment was 1.6%, and in China and India was 13.0% and 15.6%, respectively. In Japan (which represents 43% of APME’s revenues), we saw slight decreases of 0.9% and 0.5% on a constant currency basis for the third quarter and the first nine months of 2012, respectively, due to declining demand for our staffing services within our Manpower business line, offset by 14% and 18% increases for the third quarter and first nine months of 2012, respectively, in the combined Experis and ManpowerGroup Solutions business lines, compared to 2011. In Australia, revenues were down 10% and 5% in constant currency for the third quarter and the first nine months of 2012, respectively, compared to 2011 due to the global economic slowdown.

Gross profit margin decreased in both the third quarter and first nine months of 2012 compared to 2011 due to the margin declines in our higher-margin ManpowerGroup Solutions business while the margins of our lower-margin staffing/interim business remained relatively flat.

Selling and administrative expenses decreased in both the third quarter and first nine months of 2012 compared to 2011 primarily due to productivity improvements along with tighter expense controls. Selling and administrative expenses as a percent of revenues decreased in both the third quarter and the first nine months of 2012 as compared to 2011 due to improved expense leveraging, as we decreased expenses while revenues increased on a constant currency basis.

OUP margin for APME was 3.0% in the third quarter of 2012 compared to 3.1% in 2011. OUP margin decreased for the third quarter of 2012 compared to 2011 due to the decrease in our gross profit margin. OUP margin for APME was 3.1% in the first nine months of 2012 compared to 2.9% in 2011. The increase in OUP margin for the first nine months of 2012 compared to 2011 was due to productivity improvements and tighter expense controls noted above.

Right Management

Revenues from services for Right Management in the third quarter of 2012 increased 3.4% (6.4% in constant currency) compared to 2011, but decreased 0.1% (an increase of 2.4% in constant currency) during the first nine months of 2012 compared to 2011. The increases in constant currency were due to our counter-cyclical outplacement services, which was up 18.1% and 10.9% in the third quarter and the first nine months of 2012, respectively, compared to 2011, offset by 11.3% and 11.9%, respectively, declines in demand for our talent management business, as we are seeing a longer sales cycle as clients continue to defer discretionary spending.

Gross profit margin increased in both the third quarter and the first nine months of 2012 compared to 2011 as a result of margin improvement in each business line and the business mix changes in our revenues, as we saw an increase in the higher-margin outplacement services and a decrease in the lower-margin talent management business.

Selling and administrative expenses decreased in the third quarter of 2012 compared to 2011, as the cost savings from a previously announced reorganization plan to streamline the office infrastructure and management organization are favorably impacting expense levels. Selling and administrative expenses increased in the first nine months of 2012 compared to 2011 due to the $10.4 million of reorganization costs that were incurred in the second quarter of 2012 as part of a reorganization plan to streamline the office infrastructure and management organization, offset by the recognition of the cost saving of this reorganization plan. As a percentage of revenue, selling and administrative expenses decreased in the third quarter of 2012 compared to 2011 due to the costs savings noted above. As a percentage of revenue, selling and administrative expenses increased in the first nine months of 2012 compared to 2011 due to the reorganization costs incurred in the second quarter of 2012.

OUP margin for Right Management was 7.0% in the third quarter of 2012 compared to -2.4% in 2011. The OUP margin for the third quarter of 2012 increased due to the greater mix of outplacement business compared to 2011 as well as the decrease in selling and administrative expenses due to costs savings from the reorganization plan noted above. OUP margin for Right Management was 2.1% in the first nine months of 2012 compared to 1.7% in 2011. The OUP margin for the nine months of 2012 were slightly higher due to the greater mix of outplacement business compared to 2011 as well as the decrease in selling and administrative expenses due to cost savings from the reorganization plan noted above, offset by the reorganization costs incurred during the second quarter of 2012.

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

Reconciliation of these Non-GAAP percent variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended September 30, 2012 Compared to 2011
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$760.8	(8.2)%	-%	(8.2)%	-%	(8.2)%
Other Americas	388.3	1.9	(6.2)	8.1	0.5	7.6
	1,149.1	(5.0)	(1.9)	(3.1)	0.1	(3.2)

Southern Europe:
France	1,392.0	(16.7)	(11.0)	(5.7)	1.9	(7.6)
Italy	246.8	(23.1)	(9.8)	(13.3)	-	(13.3)
Other Southern Europe	189.2	(8.5)	(11.3)	2.8	-	2.8
	1,828.0	(16.8)	(10.8)	(6.0)	1.4	(7.4)

Northern Europe	1,426.9	(10.6)	(7.1)	(3.5)	-	(3.5)
APME	688.2	(1.8)	(2.0)	0.2	-	0.2
Right Management	80.1	3.4	(3.0)	6.4	-	6.4
Consolidated	$5,172.3	(10.5)	(6.7)	(3.8)	0.6	(4.4)

Gross profit	$856.2	(10.0)	(6.1)	(3.9)	0.8	(4.7)
Selling and administrative expenses	$737.6	(7.0)	(6.1)	(0.9)	0.9	(1.8)
Operating profit	$118.6	(25.0)	(6.3)	(18.7)	0.5	(19.2)

(a)	In millions for the three months ended September 30, 2012.

	9 Months Ended September 30, 2012 Compared to 2011
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$2,259.8	(4.7)%	-%	(4.7)%	-%	(4.7)%
Other Americas	1,180.0	5.1	(6.9)	12.0	0.3	11.7
	3,439.8	(1.5)	(2.2)	0.7	0.1	0.6

Southern Europe:
France	4,111.4	(11.9)	(8.9)	(3.0)	1.8	(4.8)
Italy	788.3	(17.1)	(8.1)	(9.0)	-	(9.0)
Other Southern Europe	574.5	(1.0)	(9.5)	8.5	-	8.5
	5,474.2	(11.7)	(8.8)	(2.9)	1.3	(4.2)

Northern Europe	4,286.7	(7.2)	(6.4)	(0.8)	-	(0.8)
APME	2,031.1	3.3	(0.4)	3.7	2.1	1.6
Right Management	243.6	(0.1)	(2.5)	2.4	-	2.4
Consolidated	$15,475.4	(6.3)	(5.6)	(0.7)	0.8	(1.5)

Gross profit	$2,565.3	(7.4)	(5.0)	(2.4)	0.8	(3.2)
Selling and administrative expenses	$2,258.5	(5.0)	(4.9)	(0.1)	0.8	(0.9)
Operating profit	$306.8	(22.2)	(6.1)	(16.1)	1.2	(17.3)

(a)  In millions for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2012, we had $205.4 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred tax related to those foreign earnings not considered to be permanently invested. As of September 30, 2012, we have identified approximately $336.7 million of non-U.S. earnings that we plan to repatriate in the future. We may repatriate additional funds in the future as cash needs arise.

Cash used in operating activities was $14.6 million during the nine months ended September 30, 2012 compared to $73.4 million during the nine months ended September 30, 2011. As expected in periods of revenue declines, we saw a reduction in working capital needs to $263.8 million during the nine months ended September 30, 2012 compared to $380.1 million during the nine months ended September 30, 2011.

Accounts receivable increased to $4,395.0 million as of September 30, 2012 from $4,181.3 million as of December 31, 2011. This increase was primarily due to a seasonal increase and September 30, 2012 falling on a weekend, which significantly impacted cash collections, resulting in a higher DSO (Days Sales Outstanding) of approximately three days from December 31, 2011 to September 30, 2012. Utilizing exchange rates as of December 31, 2011, the September 30, 2012 balance would have been approximately $13.2 million lower than reported.

Capital expenditures were $48.6 million in the nine months ended September 30, 2012 compared to $45.9 million in the nine months ended September 30, 2011. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, for the nine months ended September 30, 2012 and 2011 was $46.0 million and $32.1 million, respectively.

On April 16, 2012, we acquired Damilo Group, a French firm specializing in IT design solutions, for total consideration, net of cash acquired, of €21.2 million ($28.0 million). Goodwill arising from this transaction was €22.1 million. The related intangible assets were €6.3 million and €6.0 million as of April 16, 2012 and September 30, 2012, respectively. The assumed liabilities and acquired assets, net of goodwill, related intangible assets and cash, arising from the transaction were €28.7 million and €21.5 million, respectively.

Cash provided by net debt borrowings was $41.0 million in the nine months ended September 30, 2012 compared to $6.0 million in the nine months ended September 30, 2011.

On June 22, 2012, we offered and sold €350.0 million aggregate principal amount of the Company’s 4.50% notes due June 22, 2018 (the “Notes”). The net proceeds from the Notes of €348.7 million were used to repay borrowings under our $800.0 million revolving credit facility that were drawn in May to repay our €300.0 million notes that matured on June 1, 2012 and for general corporate purposes. The Notes were offered at an issue price of €999.74 per €1,000.0 principal amount. Interest on the Notes is payable in arrears on June 22 of each year. The Notes are unsecured senior obligations of the Company and rank equally with all of the Company’s existing senior unsecured debt and other liabilities.

Our €200.0 million notes are due June 2013. When these notes mature, we plan to repay them with available cash, refinance them under our $800.0 million revolving credit facility, or issue new long-term facilities. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we need to replace our facilities.

As of September 30, 2012, we had letters of credit totaling $1.6 million issued under our $800.0 million revolving credit facility. Additional borrowings of $798.4 million were available to us under the revolving credit facility as of September 30, 2012.

The $800.0 million revolving credit facility requires that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the revolving credit facility agreement, we had a Debt-to-EBITDA ratio of 1.22 to 1 and a fixed charge coverage ratio of 2.97 to 1 as of September 30, 2012. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2012, such credit lines totaled $381.0 million, of which $337.0 million was unused. Under the revolving credit facility, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to this limitation in our revolving credit facility, additional subsidiary borrowings of $556.0 million could have been made under these lines as of September 30, 2012.

In each of November 2011 and in December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock, for a total of 6.0 million shares. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first nine months of 2012, we repurchased a total of 1,178,897 shares, comprised of 619,257 shares under the 2010 authorization and 559,640 shares under the 2011 authorization. There are no shares remaining under the 2010 authorization. Under the 2011 authorization, there were 2.4 million shares remaining authorized for repurchase as of September 30, 2012. As of September 30, 2012, we had repurchased an additional 450,000 shares at a price of $16.9 million that settled in early October. These repurchases are not reflected in the amounts above or the treasury stock in our Consolidated Balance Sheets as of September 30, 2012.

On May 2, 2012, the Board of Directors declared a semi-annual cash dividend of $0.43 per share, which was paid on June 15, 2012 to shareholders of record on June 1, 2012.

On October 31, 2012, the Board of Directors declared a cash dividend of $0.43 per share, which is payable on December 14, 2012 to shareholders of record on December 4, 2012.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,809.8 million as of September 30, 2012 compared to $1,636.0 million as of December 31, 2011.

We also have entered into guarantee contracts and letters of credit that total approximately $177.7 million and $174.0 million as of September 30, 2012 and December 31, 2011, respectively, consisting of $139.1 million and $135.4 million for guarantees, respectively, and $38.6 million for letters of credit as of both dates. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.2 million in both of the nine month periods ended September 30, 2012 and 2011.

We recorded net reorganization costs of $22.2 million, the majority of which related to Right Management ($10.4 million) and the Americas ($8.3 million), and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively, in selling and administrative expenses, related to severances and office closures and consolidations. These expenses are net of reversals of amounts recorded in previous periods, resulting mainly from larger-than-estimated cost savings from subleasing and lease buyouts. During the nine months ended September 30, 2012, we made payments of $23.8 million out of our reorganization reserve. We expect a majority of the remaining $27.8 million will be paid by the end of 2013.

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2012 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2012 included: expected future revenue growth rates, operating unit profit margins, and working capital levels; discount rates ranging from 10.6% to 16.9%; and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

The table below provides a sample of our reporting units’ estimated fair values and carrying values, which were determined as part of our annual goodwill impairment test performed in the third quarter ended September 30, 2012. The reporting units included below represent 70% of our consolidated goodwill balance as of September 30, 2012.

(in millions)	United States	Netherlands (Vitae)	France	Right Management
Estimated fair values	$1,233.4	$177.8	$992.2	$175.5
Carrying values	1,045.3	122.4	522.7	128.2

Legal Regulations

In Germany, five labor unions representing approximately 65% of the market for temporary workers entered into new Collective Labor Agreements with the temporary help industry. Two of these new agreements become effective in November of 2012 and the others in January-April of 2013. We expect at least two additional unions representing temporary workers to negotiate similar arrangements. These agreements will require, among other things, higher wages to temporary employees. Our intention is to pass these higher wage rates on to clients, but at this stage we are unable to assess the success of this effort or the impact these higher costs could have on market demand. We expect this could have an unfavorable impact on our gross profit margin percent in Germany, as we may not be able to pass on these additional costs with a mark-up. However, we currently do not expect a significant impact on our consolidated or Northern Europe financial results.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In each of November 2011 and in December 2010, the Board of Directors authorized the repurchase of 3.0 million shares of our common stock, for a total of 6.0 million shares. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. There are no shares remaining under the 2010 authorization. The following table shows the total amount of shares repurchased under these authorizations during the third quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 – 31, 2012	-		$-	-	2,740,360
August 1 – 31, 2012	-		-	-	2,740,360
September 1 – 30, 2012	300,221	(1)	38.75	300,000	2,440,360

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

(e)	audit services with respect to certain procedures for governmental requirements.

Item 6 – Exhibits

10.1	Amended and Restated Severance Agreement dated July 31, 2012 between the Company and Owen Sullivan, incorporated by reference to ManpowerGroup’s Current Report on Form 8-K filed August 1, 2012.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from ManpowerGroup’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANPOWER INC. (d/b/a ManpowerGroup)
(Registrant)

Date: November 2, 2012

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

Exhibit No.	Description

10.1	Amended and Restated Severance Agreement dated July 31, 2012 between the Company and Owen Sullivan, incorporated by reference to ManpowerGroup’s Current Report on Form 8-K filed August 1, 2012.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from ManpowerGroup’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.