Form 10-K
period 2012-12-31
ManpowerGroup Inc.
filed 2013-02-22
CIK 871763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10686

MANPOWERGROUP INC.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,907,045,895 as of June 30, 2012. As of February 19, 2013, there were 76,862,883 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2012. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2013.

PART I

The terms “we,” “our,” “us,” or “the Company” refer to ManpowerGroup Inc. or ManpowerGroup Inc. and its consolidated subsidiaries, as appropriate in the context.

Item 1.                      Business

Introduction and History

    ManpowerGroup Inc. is a world leader in innovative workforce solutions and services. Our global network of nearly 3,500 offices in 80 countries allows us to meet the needs of our clients in all industry segments, whether they are global, multinational or local companies. We create power that drives organizations forward, accelerates personal success and builds more sustainable communities. We power the world of work.

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

• Career Management – We engage consultants that value and understand the human side of business, making meaningful impact on both the people and organizations we serve. The countercyclical nature of the career transition industry helps strengthen our portfolio during economic downturns.

• Outsourcing – We provide clients with outsourcing services related to human resources functions primarily in the areas of large-scale recruiting and workforce-intensive initiatives that are outcome-based, thereby sharing in the risk and reward with our clients.

• Workforce Consulting – We are a global leader in innovative workforce solutions. We help clients create and align their workforce strategy to achieve their business strategy, increasing business agility and personal flexibility and accelerating personal and business success.

    This comprehensive and diverse business mix helps us to partially mitigate the cyclical effects of the national economies in which we operate. Our family of brands includes:

• ManpowerGroup – We are a world leader in innovative workforce solutions. We leverage our global reach and local expertise of tens of thousands of people across 80 countries, making it possible for businesses to access the talent they need when they need it.

• Manpower – We are a global leader in contingent and permanent recruitment workforce solutions. We provide the personal flexibility and agility businesses need with a continuum of staffing solutions.

• Experis – We are a global leader in professional resourcing and project-based workforce solutions. With operations in over 50 countries, we deliver 51 million hours of professional talent specializing in IT, Finance and Engineering to accelerate clients’ businesses each year.

• Right Management – We are a global leader in talent and career management workforce solutions. Through our innovative and proprietary process, we leverage our expertise to successfully increase productivity and optimize business performance.

• ManpowerGroup Solutions – We provide clients with human resources outsourcing services primarily in the areas of large-scale recruiting and outcome-based workforce-intensive initiatives, thereby sharing in the risk and reward with our clients. ManpowerGroup Solutions includes Talent Based Outsourcing (TBO), TAPFIN - Managed Service Provider (MSP), Recruitment Process Outsourcing (RPO), Borderless Talent Solutions (BTS) and Strategic Workforce Consulting (SWC). We are one of the largest providers of MSP and RPO services in the world.

    Our leadership position also allows us to be a center for quality employment opportunities for people at all points in their career paths. In 2012, we connected 3.4 million people to opportunities and purpose, who worked to help our more than 400,000 clients meet their business objectives. Seasoned professionals, temporary to permanent, skilled laborers, mothers returning to work, elderly persons wanting to supplement pensions and disabled individuals – all turn to the ManpowerGroup companies for employment possibilities. Similarly, governments of the nations in which we operate look to us to help reduce unemployment and train the unemployed with the skills they need to enter the workforce. We provide a bridge to experience and employment, building more sustainable communities. We have a unique ability to connect our deep understanding of human potential to the ambition of business so that organizations and individuals can capitalize on unseen opportunities and achieve more than they imagined.

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

Our Internet address is www.manpowergroup.com. We make available through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our Internet website:

•	our articles of incorporation and bylaws;

•	our ManpowerGroup Code of Business Conduct and Ethics;

•	our Corporate Governance Guidelines;

•	the charters of the Audit, Executive Compensation and Human Resources and Nominating and Governance Committees of the Board of Directors;

•	our guidelines for selecting board candidates;

•	our categorical standards for relationships deemed not to impair independence of non-employee directors;

•	our policy on services provided by independent auditors; and

•	our regular update on corporate social responsibility.

Documents available on the website are also available in print for any shareholder who requests them. Requests may be made by writing to Mr. Richard Buchband, Secretary, ManpowerGroup, 100 Manpower Place, Milwaukee, Wisconsin 53212. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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
    During the last several years, secular trends toward greater workforce flexibility have had a favorable impact on demand for our innovative workforce solutions and services around the world. As companies attempt to increase the variability of their cost base, the contemporary work solutions we provide help them to effectively address the fluctuating demand for their products or services. As the economy recovers, we will play an increasing role, as the need for a robust workforce strategy and talent acquisition plan is critical due to the deep staff cuts many companies have made during the recession, particularly at large organizations.

Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative and industrial positions. All of these services are provided under our Manpower and Experis brands. We have provided services under our core Manpower brand for over 60 years with a primary focus on the areas of office, call center and industrial services and solutions. We are continuing the global expansion and acceleration of our Experis brand, particularly in the areas of Information Technology (IT), Engineering, Finance and Healthcare, providing high-impact solutions, accelerating organizations’ growth by intensely attracting, assessing and placing specialized expertise to deliver in-demand talent for mission-critical positions. We have a deep understanding of vertical knowledge that allows us to truly assess a candidate’s human potential and technical skills, matching them to the visions of our clients. Experis will be a critical revenue stream for us in the future, as we continue to build our brand and attract the talent our clients need as skills shortages rise.

ManpowerGroup Solutions, a dedicated business unit within ManpowerGroup, specializes in the delivery of customized workforce strategies and outcome-based solutions. Within this business unit, our recruitment solutions and services also include our RPO offering, where we take on the management of customized, large-scale recruiting and workforce productivity initiatives for clients in an exclusive outsourcing contract. Through our RPO offering, we manage any part or all of a client's permanent recruiting and hiring processes, from job profiling to on-boarding, globally or in a single location. MSP services include overall program management, reporting and tracking, supplier selection and management and order distribution. The MSP and RPO offerings both provide specialty expertise in contingent workforce management and broader administrative functions. TBO services include management of financial and administrative processes, including call center and customer service activities and accounting and payroll. BTS provides our clients with access to the world’s labor market and the expertise of ManpowerGroup’s global network. BTS services include the placement of candidates from one country to another country who best meet the qualifications sought by our clients.  Our proven experience, process and digital and physical network allow us to drive the per hire cost savings down through an end-to-end recruitment process. Our SWC offering provides our clients with guidance on a workforce strategy that is aligned with and accelerates the execution of their business strategy. SWC uses the consulting methodology that leverages ManpowerGroup’s capability, expertise and our unique perspective on the changing world of work.

Americas

    In the Americas, we provide services as Manpower, Experis and ManpowerGroup Solutions through both branch and franchise offices. The total Americas segment had 794 branch and 175 franchise offices. In the United States, where we realized 66% of the Americas’ revenue, we had 558 branch and 166 franchise offices as of December 31, 2012, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Mexico and Central America, we had 98 branch offices and in the South American Region, we had 138 branch and 9 franchise offices. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise. In the United States, we provide client invoicing and payroll processing of our contingent workers for all branch offices and some of our franchise offices through administrative centers managed by our Milwaukee headquarters.

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

In the Americas, our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection and training. During 2012 in this segment, approximately 33% of temporary and contract recruitment revenues were derived from placing office staff, 38% from placing industrial staff and 29% from placing professional and technical staff. For our United States operations in 2012, approximately 21% of the temporary and contract recruitment revenues were derived from placing office staff, 46% from placing industrial staff and 33% from placing professional and technical staff.

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

We conduct our operations in France and the surrounding region as a leading workforce solutions and service provider through 806 branch offices under the name of Manpower, Experis or ManpowerGroup Solutions, and 105 branch offices under the name Supplay. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominately focused on recruitment for industrial positions. In 2012, we derived approximately 79% of our temporary recruitment revenues in France from the supply of industrial and construction workers, 19% from the supply of office staff and 2% from the supply of professional and technical staff.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2012, ManpowerGroup Italy conducted operations through a network of 254 branch offices. It provides a comprehensive line of workforce solutions and services offered through Manpower, Experis or ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2012, approximately 9% of our temporary and contract recruitment revenues in Italy were derived from placing office staff, including contact center staff, 65% from placing industrial staff and 26% from placing professional and technical staff.

For our Southern Europe operations in total during 2012, approximately 18% of temporary and contract recruitment revenues were derived from placing office staff, 73% from placing industrial staff and 9% from placing professional and technical staff.

We also conduct business in Southern Europe under our Right Management brand as discussed below.

Northern Europe

Our largest operations in Northern Europe are in Germany, the Netherlands, Norway, Sweden and the United Kingdom, providing a comprehensive line of workforce solutions and services through Manpower, Experis and ManpowerGroup Solutions. Collectively, we operate through 734 branch offices and 53 franchise offices in this region. The franchise offices are in Switzerland, where we own 49% of the franchise.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2012, we conducted operations in the United Kingdom as Manpower, Experis and ManpowerGroup Solutions through a network of 96 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2012, approximately 22% of our United Kingdom operation’s temporary recruitment revenues were derived from the supply of office staff, 37% from the supply of industrial staff and 41% from the supply of professional and technical staff.

We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 94 branch offices, separate from our other brands in the United Kingdom. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

For our Northern Europe operations in total during 2012, approximately 26% of temporary and contract recruitment revenues were derived from placing office staff, 37% from placing industrial staff and 37% from placing professional and technical staff.

We also conduct business in Northern Europe under our Right Management brand as discussed below.

APME

We operate through 234 branch offices in the Asia Pacific Middle East (“APME”) region. The largest of these operations are located in Australia, China, India and Japan, all of which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2012, approximately 49% of our APME temporary and contract recruitment revenues were derived from placing office staff, 13% from placing industrial staff and 38% from placing professional and technical staff.

We also conduct business in APME under our Right Management brand as discussed below.

Right Management

    Right Management is a global leader in talent and career management workforce solutions within ManpowerGroup. The firm designs and delivers solutions to align talent strategy with business strategy. Right Management’s expertise spans Talent Assessment, Leader Development, Organizational Effectiveness, Employee Engagement, and Workforce Transition and Outplacement. With over 130 offices in more than 50 countries, Right Management partners with companies of all sizes – including more than 80% of the Fortune 500 – to help grow and engage their talent, increase productivity and optimize business performance.

Competition

Introduction

We compete in the employment services industry by offering a complete range of services, including permanent, temporary and contract recruitment, assessment and selection, training, managed service solutions, outsourcing, consulting and professional services.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of United States dollars in annual revenues. It is also a highly competitive industry, reflecting several trends in the global marketplace such as the notably increasing demand for skilled people, employers’ desire for more flexible working models and consolidation among clients and in the employment services industry itself. We manage these trends by leveraging established strengths, including one of the employment services industry’s most recognized and respected brands; geographic diversification; size and service scope; an innovative product mix; and a strong client base. While staffing is an important aspect of our business, our strategy is focused on providing both the skilled employees our clients need and high-value workforce management, outsourcing and consulting solutions.

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our presence in each market, and large national/multinational client relationships, which comprised approximately 56% of our revenues in 2012. These large national and multinational clients will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to the local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed. Client relationships with small- and medium-size businesses tend to rely less upon longer-term contracts, and the competitors for this business are primarily locally-owned businesses.

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

The employment services industry throughout the world is large and highly fragmented with more than 60,000 firms competing throughout the world. In most areas, no single company has a dominant share of the temporary and contract recruitment market. In addition to us, the largest publicly owned companies specializing in recruitment services are Adecco, S.A. (Switzerland), Randstad Holding N.V. (Netherlands) and Kelly Services, Inc. (the United States).

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

    Building a more sustainable workforce at large allows us to develop hard-to-find skills and access a deeper talent pool to provide our clients the people they need, faster. Our competitive position is enhanced by our ability to offer a wide variety of skills, in some of the most important market segments, through the use of training systems. Our ManpowerGroup Training and Development Center (TDC) provides over 5,000 hours of online courses that are accessible 24/7 and are free to our employees, associates and candidates to help them improve their skills. The courses cover a wide range of subjects in many languages and feature the latest information for a variety of fields, from learning the latest technology in the IT field, to brushing up on business management courses or software programs. This training can also enable students in any profession to further develop their skills, improve their employability and earn higher wages.

Career and Talent Management Consulting Services and Solutions Market

Our Career and Talent Management consulting services and solutions are primarily provided under our Right Management brand. As a global leader in talent and career management, Right Management helps clients win in the changing world of work by designing and executing workforce solutions that align talent strategy with business strategy. Its expertise spans Talent Assessment, Leader Development, Organizational Effectiveness, Employee Engagement, and Workforce Transition and Career Management (also known as outplacement services). The market for these consulting and outplacement services is highly competitive. In the market for services required by global clients, there are several barriers to entry, such as the need for global coverage, specialized local knowledge and technology to provide outstanding services to corporations on a global scale.

    Our competitors in the consulting space related to Right Management's core capabilities include major firms that compete in serving the large employer worldwide, such as Korn Ferry (recently acquired PDI), Hay Group, Mercer, Towers Watson, DDI and Aon Hewitt. Additional significant competition comes from smaller regional and boutique firms in this same space, along with firms in related areas such as management and technology consulting and human resource IT that are starting to compete in portions of the Talent Management space (e.g. Accenture, Kenexa). Public accounting and consulting firms such as PricewaterhouseCoopers and Deloitte Consulting are also competitors in this space, although these firms must provide their consulting services within the constraints of the auditor independence provisions of the Sarbanes-Oxley Act legislation.

    Our major global competitors in the outplacement market are Lee Hecht Harrison, owned by Adecco, and career service divisions of global employment services firms. Additionally, there are regional firms and numerous smaller boutiques operating in either limited geographic markets or providing limited services such as Penna (UK) and Pasona (Japan). Companies provide outplacement services for several reasons. First, as the competition for attracting and retaining qualified employees increases, companies are increasingly attempting to distinguish themselves in the marketplace as attractive employers. Consequently, more companies are providing outplacement services as part of a comprehensive benefits package that provides for the well-being of employees – not only during their period of employment, but also after their employment ceases. Additionally, when companies experience layoffs, providing career management services is a more responsible way of facilitating outplacement and projects a positive corporate image, improving morale among the remaining employees. Finally, companies may provide outplacement services to reduce costs by preparing and assisting separated employees to find new employment, thereby diminishing employment-related litigation.

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

Employees

We had approximately 28,000 full-time equivalent employees as of December 31, 2012. In addition, we estimate that we recruit on behalf of our clients approximately 3.4 million permanent, temporary and contract workers on a worldwide basis each year.

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

Financial Information about Foreign and Domestic Operations

Note 14 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2012, 2011 and 2010. Such note is found in our 2012 Annual Report to Shareholders and is incorporated herein by reference.

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

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) or stock price. Our business is also subject to general risks and uncertainties that may broadly affect companies. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, results of operation or stock price.

A continuation or worsening of the global economic downturn could result in our clients using fewer workforce solutions and services or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely affect our business.

Because demand for workforce solutions and services, particularly staffing services, is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. In 2012, we experienced a reduction in our revenues, which was more pronounced in the second half of the year, due to weak economic conditions in most of the markets in which we operate, resulting from the prolonged global economic downtown. It is unclear whether or for how long this will continue. During periods of weak economic growth or economic contraction, the demand for our staffing services typically declines. When demand drops, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not decline as quickly as revenues. In periods of decline, we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our branch network and brands. Additionally, during economic downturns companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations.  If our clients become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may suffer.

    Our results of operations could be adversely affected by volatile or uncertain economic conditions

    Our business is affected by global macroeconomic conditions, which have recently included considerable uncertainty and volatility. In particular, economic conditions have been unstable and difficult to predict globally, particularly within Europe, which represented 64% of our revenues in 2012, and which has experienced a prolonged period of recession. Even without uncertainty and volatility, it is difficult for us to forecast future demand for our services due to the inherent difficulty in forecasting the direction and strength of economic cycles, and the short-term nature of many of our staffing assignments. This situation can be exacerbated by uncertain and volatile economic conditions, which may cause clients to reduce or defer projects for which they utilize our services, thereby negatively affecting demand for them. When it is difficult for us to accurately forecast future demand, we may not be able to determine the optimal level of personnel and office investments necessary to profitably take advantage of growth opportunities.

We may lack the speed and agility to respond to the needs of our clients.

There is a risk we may not be able to respond with sufficient speed and agility to the needs of our clients, which may change rapidly as their businesses evolve. The size and breadth of our organization, comprising 28,000 employees based out of nearly 3,500 offices in 80 countries, may make it difficult for us to effectively manage our resources and provide coordinated solutions to our clients who require our services in multiple locations. Also, our size and scale may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If our competitors are more agile or effective at meeting the needs of our current and prospective clients, our business and financial results could be materially adversely affected.

The worldwide employment services industry is highly competitive with limited barriers to entry, which could limit our ability to maintain or increase our market share or profitability.

The worldwide employment services industry is highly competitive with limited barriers to entry, and in recent years has undergone significant consolidation. We compete in markets throughout the world with full-service and specialized employment services agencies. Several of our competitors, including Adecco S.A., Randstad Holding N.V. and Kelly Services, Inc., have very substantial marketing and financial resources, and may be better positioned in certain markets. Portions of our industry may become increasingly commoditized, with the result that competition in key areas could become more focused on pricing. We expect that we will continue to experience pressure on price from competitors and clients. There is a risk that we will not compete effectively, including on price, which could limit our ability to maintain or increase our market share and could adversely affect our profitability.

We may be unable to effectively implement our business strategy, and there can be no assurance that we will achieve our objectives.

    Our business strategy focuses on growing revenue while improving our operating profits. An important element of our strategy is our effort to diversify our revenues beyond our core staffing and employment services through the sale of innovative workforce solutions that have higher operating margins. These workforce solutions are often unique, non-repeatable and tailored to a client’s needs, and present costs, risk and complexity that may be difficult to calculate. If we are not able to accurately anticipate these costs and risks in our pricing for these solutions or if we do not have an adequate delivery plan for these solutions, they may be unprofitable.

    Our business strategy also includes efforts to simplify our organizational structure, programs, technology and delivery of services to make us a more agile and effective competitor, to reduce the cost of operating our business and to increase our operating profit and operating profit margin. We may not be successful in our simplification efforts, and they may fail to achieve the cost savings we anticipate. Additionally, the reductions in personnel and other changes we make in connection with the implementation of our simplification strategy could adversely affect our ability to effectively operate our business. Furthermore, the implementation of our simplification strategy, and other plans to accomplish our business and financial objectives, is highly dependent on factors within and outside of our control, including our performance managing our operations as well as global economic conditions. If, for these or other reasons, we are not successful in implementing our business strategy or achieving the anticipated results, our business, financial condition and results of operations could be materially adversely affected.

If we lose our key personnel, then our business may suffer.

Our operations are dependent on the continued efforts of our officers and executive management and the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. If we were to lose key personnel who have acquired significant experience in managing our business or managing companies on a global basis, it could have a significant impact on our operations. Additionally, some of our important client relationships may be dependent on the continued performance of individual managers or field personnel, and there is a risk that loss of those individuals could jeopardize key client relationships. In 2012, we announced a plan to simplify our operations, including reductions of our workforce, at the staff and officer level, in both our headquarters and throughout our country operations. There is a risk that this simplification and the resultant reductions in personnel could materially adversely affect the effectiveness of our operations, and therefore our business and financial results.

Intense competition may limit our ability to attract, train and retain the qualified personnel necessary for us to meet our clients’ staffing needs.

Our business depends on our ability to attract and retain qualified associates who possess the skills and experience necessary to meet the requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies.  Competition for individuals with proven professional skills is intense, and we expect demand for such individuals to remain very strong for the foreseeable future. Qualified personnel may not be available to us in sufficient numbers and on terms of employment acceptable to us. Additionally, our clients may look to us for assistance in identifying and integrating into their organizations workers from diverse backgrounds, and who may represent different generations, geographical regions, and skillsets. These needs may change due to business requirements, or in response to geopolitical and societal trends. There is a risk that we may not be able to identify workers with the required attributes, or that our training programs may not succeed in developing effective or adequate skills. If we fail to recruit, train and retain qualified associates who meet the needs of our clients, our reputation, business and financial results could be materially adversely affected.

    As a result of our geographic breadth, we are more susceptible to certain risks.

We operate in 80 countries around the world. If we are unable to manage the following risks of our global operations, our results could be adversely affected:

•  We are subject to risk from political events, including political unrest, hostilities, and strikes.

•  We are subject to natural disasters, severe weather conditions, global health emergencies, disruptions of infrastructure and utilities, cyberattacks, and other events beyond our control.

•  Our global operations expose us to numerous legal and regulatory requirements, and violations of these regulations could harm our business.  In particular, in many parts of the world, including countries in which we operate, practices in the local business community may not conform to international business standards and could violate anticorruption law or regulations, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010.

Government regulations may result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements that may reduce our future earnings.

In many jurisdictions in which we operate, such as France and Germany, the employment services industry is heavily regulated. For example, governmental regulations in Germany restrict the length of contracts and the industries in which our associates may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of our associates.    Additionally, in some countries, trade unions have used the political process to target our industry, in an effort to increase the regulatory burden and expense associated with offering or utilizing contingent workforce solutions.

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

Any future regulations may have a material adverse effect on our business and financial results because they may make it more difficult or expensive for us to continue to provide employment services.

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

•  claims related to the employment of undocumented or illegal workers;

•  payment of workers’ compensation claims and other similar claims;

•  violations of employee pay and benefits requirements such as violations of wage and hour requirements;

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

We conduct our operations in 80 countries and the results of our local operations are reported in the applicable foreign currencies and then translated into United States dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2012, approximately 85% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $769.4 million of our outstanding indebtedness as of December 31, 2012 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into United States dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This exposure could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future because, among other things, it could cause our reported revenues and profitability to decline or debt levels and interest expense to increase.

As of December 31, 2012 and 2011, we had $770.1 million and $700.2 million of total debt, respectively. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

The market price for our common stock has been and may continue to be volatile. For example, during 2012, the prices of our common stock as reported on the New York Stock Exchange ranged from a high of $47.90 to a low of $32.41. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

Certain provisions of Wisconsin law and our articles of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our shareholders. These provisions of our articles of incorporation and bylaws currently include:

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

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions, net of cash acquired, was $49.0 million, $49.0 million and $270.0 million in 2012, 2011 and 2010, respectively.

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

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. In addition, future acquisitions could materially adversely affect our business, financial condition, results of operations and liquidity because they would likely result in the incurrence of additional debt or dilution, contingent liabilities, an increase in interest expense and amortization expenses related to separately identified intangible assets. Possible impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges could also occur. For example, we recorded a goodwill and intangible asset impairment charge of $428.8 million in 2010 related to our acquisitions of Jefferson Wells and Right Management.

Improper disclosure of sensitive or confidential company, employee, associate or client data, including personal data, could result in liability and harm our reputation.

Our business involves the use, storage and transmission of information about our employees, associates, clients and other individuals. This information may contain sensitive or confidential company, employee, associate or and client data, including personal data. We and our third party service providers have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over sensitive or confidential data and other practices we and our third party service providers follow may not prevent the improper access to or disclosure of such information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

    Outsourcing certain aspects of our business could result in disruption and increased costs.

We have outsourced certain aspects of our business to third party vendors that subject us to risks, including disruptions in our business and increased costs. For example, we have engaged third parties to host and manage certain aspects of our data center information and technology infrastructure and to provide certain back office support in several countries. Accordingly, we are subject to the risks associated with the vendor’s ability to provide these services to meet our needs. Our operations will depend significantly upon their and our ability to make our servers, software applications and websites available and to protect our data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If the cost of these services is more than expected, or if the vendor or we are unable to adequately protect our data and information is lost, or our ability to deliver our services is interrupted, then our business and financial results could be materially adversely affected.

We have only a limited ability to protect our thought leadership and other intellectual property, which is important to our success.

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property including the value of our brands. Existing laws of the various countries in which we provide services or solutions may offer only limited protection. We rely upon a combination of trade secrets, confidentiality and other contractual agreements, and patent, copyright, and trademark laws to protect our intellectual property rights. Our intellectual property rights may not prevent competitors from independently developing products and services similar to ours. Further, the steps we take might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, which could materially adversely affect our business and financial results.

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

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2012, under the heading “Significant Matters Affecting Results of Operations” (pages 43 to 47), which information is hereby incorporated herein by reference.

Item 4.                        Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF MANPOWERGROUP
(as of February 19, 2013)
Name of Officer	Office

Jeffrey A. Joerres Age 53
Chairman of ManpowerGroup since May 2001. Chief Executive Officer of ManpowerGroup since November 2012. President and Chief Executive Officer of ManpowerGroup from April 1999 to November 2012. A director of Johnson Controls, Inc. and the Federal Board Reserve of Chicago. A director of ManpowerGroup for more than five years. An employee of ManpowerGroup since July 1993.

Jonas Prising Age 48
ManpowerGroup President since November 2012. President of ManpowerGroup – The Americas since January 2009. Executive Vice President of ManpowerGroup from January 2009 to November 2012. Executive Vice President of ManpowerGroup, President – United States and Canadian Operations from January 2006 to December 2008. An employee of ManpowerGroup since June 1999.

Darryl Green Age 52
ManpowerGroup President since November 2012. President of Asia Pacific and Middle East Operations since January 2009. Executive Vice President of ManpowerGroup from January 2009 to November 2012. Executive Vice President of ManpowerGroup, President – Asia-Pacific Operations from May 2007 to December 2008. Prior to joining ManpowerGroup, served as CEO of Tata Teleservices. Previously, CEO of Vodafone Japan, a publicly listed mobile services provider. An employee of ManpowerGroup since May 2007.

Michael J. Van Handel Age 53
Executive Vice President, Chief Financial Officer of ManpowerGroup since January 2008. Executive Vice President, Chief Financial Officer and Secretary of ManpowerGroup from April 2002 to January 2008. An employee of ManpowerGroup since May 1989. A director of BMO Financial Corp. and Cellular Dynamics International, Inc.

Hans Leentjes Age 47
Executive Vice President of ManpowerGroup, President – Northern Europe since January 2011. Regional Managing Director of EMEA’s Central Region from January 2009 to December 2010. Country Manager of the Netherlands from March 2005 to December 2008. An employee of ManpowerGroup since March 2005. A director of ABU, the Dutch Association of temporary work agencies, from 2006 to June 2011.

Owen J. Sullivan Age 55
Executive Vice President of ManpowerGroup, President of Specialty Brands since April 2011. Executive Vice President of ManpowerGroup, and Chief Executive Officer of Right Management from January 2005 to December 2010. An employee of ManpowerGroup since April 2003. A director of Journal Communications since 2007.

Mara E. Swan Age 53
Executive Vice President - Global Strategy and Talent since January 2009. Senior Vice President of Global Human Resources from August 2005 to December 2008.  Prior to ManpowerGroup, served as Chief People Officer for the Molson Coors Brewing Company for its global operations. An employee of ManpowerGroup since August 2005.

Richard D. Buchband Age 49
Senior Vice President, General Counsel and Secretary of ManpowerGroup since January 2013. Prior to joining ManpowerGroup, a partner and Associate General Counsel for Accenture plc from 2006 to 2011. An employee of ManpowerGroup since January 2013.

 OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, in 2012:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)	consultation regarding appropriate handling of items on tax returns, required disclosures, elections and filing positions available to us;

(c)
assistance with tax audits and examinations, including providing technical advice on technical interpretations, applicable laws and regulations, tax accounting, foreign tax credits, foreign income tax, foreign earnings and profits, United-States treatment of foreign subsidiary income, and value-added tax, excise tax or equivalent taxes in foreign jurisdictions;

(d)
advice and assistance with respect to transfer pricing matters, including the preparation of reports used by us to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions; and

(e)	audit services with respect to certain procedures for governmental requirements and providing a comfort letter for our Euro notes.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

In each of December 2012, November 2011 and December 2010, the Board of Directors authorized the repurchase of 8.0 million, 3.0 million and 3.0 million shares of our common stock, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under these authorizations during the fourth quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
October 1 - 31, 2012	606,382		$37.34	606,382	1,833,978
November 1 - 30, 2012	574,796		37.34	574,796	1,259,182
December 1 - 31, 2012	1,303,939	(1)	39.61	1,259,182	8,000,000

(1)	44,757 shares of common stock were withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by an officer in settlement of restricted stock.

The remaining information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2012, under the heading “Note 15—Quarterly Data” (page 82) and “Corporate Information” (page 85) and in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2013, under the caption “Equity Compensation Plan Information”, which information is hereby incorporated herein by reference.

Item 6.                      Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2012, under the heading “Selected Financial Data” (page 83), which information is hereby incorporated herein by reference.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2012, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (pages 25 to 47), which information is hereby incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2012, under the heading “Significant Matters Affecting Results of Operations” (pages 43 to 47), which information is hereby incorporated herein by reference.

Item 8.                      Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and the notes thereto (pages 50 to 82) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2012, which information is hereby incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting is set forth on page 47 in our Annual Report to Shareholders for the fiscal year ended December 31, 2012, which information is hereby incorporated herein by reference. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting is included on page 49 of our Annual Report to Shareholders for the year ended December 31, 2012, which information is hereby incorporated herein by reference.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.                      Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of ManpowerGroup” in Part I after Item 4.

(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2013 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)
The board of directors has determined that Edward J. Zore, chairman of the audit committee, is an “audit committee financial expert.” Mr. Zore is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2013 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

(e)
Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2013 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(f)
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the Code on our Internet website at www.manpowergroup.com.

Item 11.                      Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2013, under the caption “Executive and Director Compensation”; under the caption “Executive Compensation Committee Interlocks and Insider Participation”; and under the caption “Report of the Executive Compensation Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2013, under the caption “Security Ownership of Certain Beneficial Owners” and under the caption “Security Ownership of Management”; and under the caption “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2013, under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14.                      Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2013, under the caption “Audit Committee Report,” which information is hereby incorporated herein by reference.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Page Number(s) in Annual Report to Shareholders
Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

Reports of Independent Registered Public Accounting Firm	48-49

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	50

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010	50

Consolidated Balance Sheets as of December 31, 2012 and 2011	51

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010	52

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010	53

Notes to Consolidated Financial Statements	54-82

(a)(2) Financial Statement Schedule.

    Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

    SCHEDULE II—Valuation and Qualifying Accounts

(a)(3) Exhibits.

See (c) below.

Pursuant to Regulation S-K, Item 601(b)(4)(iii), ManpowerGroup Inc. hereby agrees to furnish to the Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of ManpowerGroup Inc. and its consolidated subsidiaries which does not exceed 10 percent of the total assets of ManpowerGroup Inc. and its subsidiaries on a consolidated basis.

(c) Exhibits.

3.1
Amended and Restated Articles of Incorporation of the Company effective as of February 28, 1991, as amended on May 8, 2001, April 28, 2010 and January 1, 2013, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

3.2	Amended and Restated By-laws of the Company effective as of April 28, 2010, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

3.3	Amendment to Article IV. of the Amended and Restated By-Laws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K dated November 15, 2012.

4.1
Fiscal and Paying Agency Agreement between the Company and Citibank, N.A. as Fiscal Agent, Principal Paying Agent, Registrar and Transfer Agent and Citibank International PLC as Irish Paying Agent, dated as of June 14, 2006 (including the form of Note attached thereto as Schedule 1), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

4.2
Fiscal and Paying Agency Agreement between the Company and Citibank, N.A., as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of June 22, 2012 (including the form of Note attached thereto as Schedule I), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.1
Amended and Restated Manpower Inc. Senior Management Performance-Based Deferred Compensation Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **

10.2(a)
Five-Year Credit Agreement dated as of October 5, 2011 among the Company, the initial lenders named therein, Citibank, N.A., as Administrative Agent, BNP Paribas, as Syndication Agent, JPMorgan Chase Bank, N.A., U.S. Bank, National Association and RBS Citizens, N.A., as Documentation Agents and Citigroup Global Markets Inc., BNP Paribas Securities Corp. and JPMorgan Securities LLC as Joint Lead Arrangers and Book Managers, incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2011.

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

10.8(b)
Manpower Inc. Corporate Senior Management Annual Incentive Pool Plan, incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on March 23, 2011 in connection with the 2011 Annual Meeting of the Shareholders of the Company.**

10.9(a)	Compensation Agreement between Jeffrey A. Joerres and the Company dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011. **

10.9(b)	Severance Agreement between Jeffrey A. Joerres and the Company dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011. **

10.10(a)	Compensation Agreement between Michael J. Van Handel and the Company dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011. **

10.10(b)	Severance Agreement between Michael J. Van Handel and the Company dated as of February 16, 2011, incorporated by reference to the Company’s Current Report on Form 8-K/A dated February 16, 2011. **

10.12(a)
Amended and Restated Assignment Agreement by and among the Company and Jonas Prising dated as of December 29, 2008, incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2008. **

10.12(b)	Amendment to Assignment Agreement between the Company and Jonas Prising dated March 7, 2011, incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2011.**

10.12(c)
Employment Agreement between Francoise Gri and the Company dated as of February 15, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.12(d)	Letter Agreement between Darryl Green and the Company dated as of April 4, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

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
Amended and Restated Severance Agreement between Jonas Prising and the Company dated as of February 15, 2012, incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2012.

10.13(e)	Amended and Restated Severance Agreement dated July 31, 2012 between the Company and Owen Sullivan, incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2012.
10.13(f)
Amended and Restated Severance Agreement between Mara Swan and the Company dated as of February 15, 2012, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.13(g)	Severance Agreement dated December 31, 2010 between the Company and Darryl Green, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. **

10.13(h)	Severance Agreement dated February 13 2013 between the Company and Richard Buchband. **

10.13(i)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 28, 2009), incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 4, 2009. **

10.13(j)	Amendment of Manpower Inc. 2003 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. **
10.13(k)
2011 Equity Incentive Plan of Manpower Inc., incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed on March 23, 2011 in connection with the 2011 Annual Meeting of the Shareholders of the Company.**

10.13(l)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.14(a)	Form of Nonstatutory Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(b)	2010 Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. **

10.14(c)	2012 Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. **

10.14(d)	Amended Offer Letter between Hans Leentjes and the Company dated as of May 10, 2011, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. **

10.14(e)
Severance Agreement between Hans Leentjes and the Company dated as of January 10, 2011, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. **

10.14(f)	Form of Restricted Stock Agreement (CEO Form), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.14(g)	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

10.14(h)	Form of Career Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

10.14(i)	Form of Stock Option Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.14(j)	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.14(k)	Form of Performance Share Unit Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2012 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWERGROUP INC.

By:	/s/ Jeffrey A. Joerres
Jeffrey A. Joerres Chairman and Chief Executive Officer

Date:	February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey A. Joerres Jeffrey A. Joerres	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)	February 22, 2013

/s/ Michael J. Van Handel Michael J. Van Handel	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2013

Directors: Marc J. Bolland, Gina R. Boswell, Cari M. Dominguez, William Downe, Jack M. Greenberg, Patricia A. Hemingway Hall, Terry A. Hueneke, Roberto Mendoza, Ulice Payne, Jr., Elizabeth P. Sartain, John R. Walter and Edward J. Zore

February 22, 2013

By:	/s/ Richard Buchband
Richard Buchband Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ManpowerGroup Inc.

We have audited the consolidated financial statements of ManpowerGroup Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company's internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated February 22, 2013; such consolidated financial statements and reports are included in your 2012 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

February 22, 2013
Milwaukee, Wisconsin

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2012, 2011 and 2010, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2012	$108.6	$29.2	$(23.2)	$2.9	$0.5	$118.0
2011	111.6	25.9	(25.0)	(4.7)	0.8	108.6
2010	118.3	28.9	(33.5)	(5.1)	3.0	111.6