Form 10-Q
period 2013-03-31
ManpowerGroup Inc.
filed 2013-05-03
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
March 31, 2013
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at May 1, 2013
Common Stock, $.01 par value	77,130,718

ManpowerGroup Inc.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Comprehensive (Loss) Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-14
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	22

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 5	Other Information	24
Item 6	Exhibits	25

SIGNATURES		26

EXHIBIT INDEX		27

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	March 31,	December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$583.4	$648.1
Accounts receivable, less allowance for doubtful accounts of $111.6 and $118.0, respectively	4,042.0	4,179.0
Prepaid expenses and other assets	180.4	172.9
Future income tax benefits	80.0	60.6
Total current assets	4,885.8	5,060.6

OTHER ASSETS:
Goodwill	1,031.0	1,041.3
Intangible assets, less accumulated amortization of $221.0 and $213.2, respectively	321.8	330.6
Other assets	386.9	395.3
Total other assets	1,739.7	1,767.2

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	690.9	704.1
Less: accumulated depreciation and amortization	513.1	519.3
Net property and equipment	177.8	184.8
Total assets	$6,803.3	$7,012.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2013	2012
CURRENT LIABILITIES:
Accounts payable	$1,470.0	$1,466.5
Employee compensation payable	174.2	210.7
Accrued liabilities	493.9	533.8
Accrued payroll taxes and insurance	597.3	685.7
Value added taxes payable	437.5	472.5
Short-term borrowings and current maturities of long-term debt	302.2	308.0
Total current liabilities	3,475.1	3,677.2

OTHER LIABILITIES:
Long-term debt	448.9	462.1
Other long-term liabilities	378.2	372.5
Total other liabilities	827.1	834.6

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 109,965,533 and 109,543,492 shares, respectively	1.1	1.1
Capital in excess of par value	2,890.1	2,873.2
Retained earnings	1,125.4	1,101.5
Accumulated other comprehensive (loss) income	(6.9)	34.4
Treasury stock at cost, 32,901,506 and 32,896,063 shares, respectively	(1,508.6)	(1,509.4)
Total shareholders’ equity	2,501.1	2,500.8
Total liabilities and shareholders’ equity	$6,803.3	$7,012.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended
	March 31,
	2013	2012
Revenues from services	$4,768.9	$5,096.4
Cost of services	3,978.8	4,249.0
Gross profit	790.1	847.4
Selling and administrative expenses	735.7	753.6
Operating profit	54.4	93.8
Interest and other expenses	11.5	11.8
Earnings before income taxes	42.9	82.0
Provision for income taxes	19.0	41.8
Net earnings	$23.9	$40.2
Net earnings per share – basic	$0.31	$0.50
Net earnings per share – diluted	$0.31	$0.50
Weighted average shares – basic	77.1	80.2
Weighted average shares – diluted	78.2	80.9

ManpowerGroup Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2013	2012
Net earnings	$23.9	$40.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	(31.0)	39.3
Translation adjustments on net investment hedge, less income taxes of $7.4 and $(7.1), respectively	12.1	(11.7)
Translation adjustments of long-term intercompany loans	(23.6)	9.3
Unrealized gain on investments, less income taxes of $0.4 and $0.8, respectively	1.2	2.2
Amortization of net loss included in pension plan net periodic benefit cost, less income taxes of $0.0 and $0.1, respectively	-	0.4
Total other comprehensive (loss) income	(41.3)	39.5
Comprehensive (loss) income	$(17.4)	$79.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$23.9	$40.2
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	24.2	24.3
Deferred income taxes	2.7	(0.8)
Provision for doubtful accounts	5.9	5.0
Share-based compensation	6.5	6.9
Excess tax benefit on exercise of share-based awards	(0.3)	–
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	20.2	34.4
Other assets	(17.1)	(16.7)
Other liabilities	(128.3)	(114.0)
Cash used in operating activities	(62.3)	(20.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12.8)	(19.7)
Acquisitions of businesses, net of cash acquired	–	(1.5)
Proceeds from the sale of property and equipment	0.6	0.1
Cash used in investing activities	(12.2)	(21.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	2.2	9.5
Proceeds from long-term debt	–	0.1
Repayments of long-term debt	(0.3)	(8.4)
Proceeds from share-based awards	10.2	3.5
Other share-based award transactions	1.0	(4.5)
Cash provided by financing activities	13.1	0.2

Effect of exchange rate changes on cash	(3.3)	14.6
Change in cash and cash equivalents	(64.7)	(27.0)
Cash and cash equivalents, beginning of year	648.1	580.5
Cash and cash equivalents, end of period	$583.4	$553.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2.6	$2.8
Income taxes (refunded) paid, net	$(13.3)	$17.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2012 Annual Report to Shareholders.

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

(2) Recently Issued Accounting Standards

In December 2011, the FASB issued new accounting guidance on balance sheet offsetting. The new guidance requires an entity to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position. It also requires disclosures on instruments and transactions subject to an agreement similar to a master netting agreement. We adopted this guidance effective January 1, 2013. There was no impact of this adoption on our Consolidated Financial Statements.

In July 2012, the FASB issued new accounting guidance on testing indefinite-lived intangible assets other than goodwill for impairment. The new guidance allows entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. We adopted this guidance effective January 1, 2013. We perform annual impairment tests in the third quarter of each year. The application of the guidance to our annual impairment tests is not expected to have a significant impact on our Consolidated Financial Statements.

In February 2013, the FASB issued new accounting guidance on comprehensive income. The new guidance requires an entity to provide information about the changes in accumulated other comprehensive income by component. An entity is also required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. We adopted this guidance effective January 1, 2013. There was no material impact of this adoption on our Consolidated Financial Statements.

In March 2013, the FASB issued new accounting guidance on cumulative translation adjustment. The new guidance requires that currency translation adjustments should be released into net income only if the sale of a foreign subsidiary results in the complete liquidation of the entity. For an equity method investment that is a foreign entity, a pro rata portion of the currency translation adjustments should be released into net income upon a partial sale of such an equity method investment. The new guidance also clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in the foreign entity and (2) events that result in an acquirer’s obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date, otherwise known as a “step acquisition.” Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The guidance is effective for us in 2014. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended March 31, 2013 and 2012, we recognized share-based compensation expense of approximately $6.5 and $6.9, respectively, related to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $10.2 and $3.5 for the three months ended March 31, 2013 and 2012, respectively. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares underlying grants to all employees and the weighted-average fair value per share for shares granted during the first quarter of 2013 and 2012 are presented in the table below:

	3 Months Ended March 31,
	2013		2012
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	221	$17.99	302	$15.88
Deferred Stock Units	15	42.44	15	35.75
Restricted Stock Units	192	50.51	309	42.60
Performance Share Units	152	52.55	197	44.81
Total Shares Granted	580	$38.44	823	$33.20

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $0.0 and $1.5 for the first quarter of 2013 and 2012, respectively. For the acquisitions completed during the first quarter of 2013, our cash payments were fully offset by the cash acquired.

(5) Restructuring Costs

We recorded net restructuring costs of $34.8 and $0.1 in the first quarter of 2013 and 2012, respectively, in selling and administrative expenses, related to severances and office closures. During the first quarter of 2013, we made payments of $24.8 out of our restructuring reserve. We expect a majority of the remaining $51.4 reserve will be paid in 2013.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2013	$4.5	$4.7	$15.6	$-	$6.6	$10.0	$41.4
Severance costs	5.8	1.2	9.6	1.2	2.1	4.2	24.1
Office closure costs	0.1	-	7.5	1.2	1.7	0.2	10.7
Costs paid or utilized	(5.8)	(2.2)	(8.0)	(0.2)	(1.0)	(7.6)	(24.8)
Balance, March 31, 2013	$4.6	$3.7	$24.7	$2.2	$9.4	$6.8	$51.4

(1)    Balances related to the United States were $3.8 and $4.1 as of January 1, 2013 and March 31, 2013, respectively.
(2)    Balances related to France were $3.8 and $3.5 as of January 1, 2013 and March 31, 2013, respectively. Balances related to Italy were $0.9 and $0.2 as of January 1, 2013 and March 31, 2013, respectively.

(6) Income Taxes

We recorded an income tax expense at an effective rate of 44.3% for the three months ended March 31, 2013, as compared to an effective rate of 50.9% for the three months ended March 31, 2012. The 2013 rate was favorably impacted by the 2012 United States Federal Work Opportunity Credit (“WOTC”) which was enacted in January of 2013, retroactive to January 1, 2012, and unfavorably impacted by the restructuring charges in the quarter (which have a relatively lower effective tax rate benefit) and the French business tax. Excluding these items, our tax rate for the first quarter of 2013 and 2012 would have been approximately 32% and 38%, respectively. The rate decreased for 2013 primarily due to the tax effects of repatriations from non-United States entities and a lower amount of non-United States taxes. The 44.3% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 40%, due primarily to the impact of valuation allowances, other permanent items and the French business tax.

As of March 31, 2013, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $28.6. We had related tax benefits of $2.5, and the net amount of $26.1 would favorably affect the effective tax rate if recognized. As of December 31, 2012, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $28.5. We had related tax benefits of $2.5 for a net amount of $26.0. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2009 through 2011 for our major operations in Germany, Italy, France, Japan, United States and United Kingdom. As of March 31, 2013, we are subject to tax audits in France, Germany, Denmark, Austria, Italy, Norway and Spain. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculation of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended
	March 31,
	2013	2012
Net earnings per share – basic:
Net earnings available to common shareholders	$23.9	$40.2
Weighted-average common shares outstanding	77.1	80.2
	$0.31	$0.50
Net earnings per share – diluted:
Net earnings available to common shareholders	$23.9	$40.2
Weighted-average common shares outstanding	77.1	80.2
Effect of dilutive securities – stock options	0.6	0.4
Effect of other share-based awards	0.5	0.3
	78.2	80.9
	$0.31	$0.50

There were 3.4 million and 4.1 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended March 31, 2013 and 2012, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, amortizable intangible assets and intangible assets that do not require amortization, as follows:

	March 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,031.0	$-	$1,031.0	$1,041.3	$-	$1,041.3
Intangible assets:
Finite-lived:
Technology	$19.6	$19.6	$-	$19.6	$19.6	$-
Franchise agreements	18.0	16.5	1.5	18.0	16.1	1.9
Customer relationships	337.7	172.2	165.5	339.0	165.1	173.9
Other	15.6	12.7	2.9	15.2	12.4	2.8
	390.9	221.0	169.9	391.8	213.2	178.6
Indefinite-lived:
Tradenames(2)	54.0	-	54.0	54.0	-	54.0
Reacquired franchise rights	97.9	-	97.9	98.0	-	98.0
	151.9	-	151.9	152.0	-	152.0
Total intangible assets	$542.8	$221.0	$321.8	$543.8	$213.2	$330.6

(1) Balances were net of accumulated impairment loss of $513.4 as of both March 31, 2013 and December 31, 2012.
(2) Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2013 and December 31, 2012.

Total consolidated amortization expense related to intangible assets for the remainder of 2013 is expected to be $24.7 and in each of the next five years is expected to be as follows: 2014- $28.0, 2015 - $24.8, 2016 - $20.7, 2017 - $18.8 and 2018 - $16.9.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2013	$467.1	$103.3	$270.7	$73.2	$62.1	$64.9	$1,041.3
Goodwill acquired	-	-	-	8.0	-	-	8.0
Currency and other impacts	(0.4)	(2.6)	(12.9)	(2.4)	-	-	(18.3)
Balance, March 31, 2013	$466.7	$100.7	$257.8	$78.8	$62.1	$64.9	$1,031.0

(1)   Balances related to the United States were $448.5 as of both January 1, 2013 and March 31, 2013.
(2)   Balances related to France were $83.8 and $81.4 as of January 1, 2013 and March 31, 2013, respectively. Balances related to Italy were $5.5 and $5.3 as of January 1, 2013 and March 31, 2013, respectively.
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

Goodwill balances by reporting unit were as follows:

	March 31,	January 1,
	2013	2013
United States	$504.0	$504.0
France	81.4	83.8
Netherlands (Vitae)	78.4	80.7
Right Management	62.1	62.1
Other reporting units	305.1	310.7
Total goodwill	$1,031.0	$1,041.3

We did not perform an interim impairment test of our goodwill and indefinite-lived intangible assets in the first quarter of 2013 as we noted no significant indicators of impairment as of March 31, 2013.

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	3 Months Ended March 31,
	Defined Benefit		Retiree Health
	Pension Plans		Care Plan
	2013	2012	2013	2012
Service cost	$2.2	$2.6	$-	$-
Interest cost	3.1	3.7	0.3	0.3
Expected return on assets	(2.8)	(3.6)	-	-
Other	0.9	0.4	0.1	-
Net periodic benefit cost	$3.4	$3.1	$0.4	$0.3

Effective January 1, 2013, we amended a defined benefit plan in the Netherlands. The defined benefit plan was frozen, and the participants were transitioned to a defined contribution plan. In April 2013, following the approval by the local Workers’ Council, we recognized a curtailment gain of €1.8 ($2.3) related to this amendment.

During the three months ended March 31, 2013, contributions made to our pension plans were $4.0 and contributions made to our retiree health care plan were $0.5. During 2013, we expect to make total contributions of $18.0 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of accumulated other comprehensive (loss) income, net of tax, were as follows:

	March 31,	December 31,
	2013	2012
Foreign currency translation	$155.8	$186.8
Translation loss on net investment hedge, net of income taxes of $(23.9) and $(31.3), respectively	(39.0)	(51.1)
Translation loss on long-term intercompany loans	(97.0)	(73.4)
Unrealized gain on investments, net of income taxes of $4.3 and $3.9, respectively	13.0	11.8
Defined benefit pension plans, net of income taxes of $(22.6) for both dates	(37.0)	(37.0)
Retiree health care plan, net of income taxes of $(1.7) for both dates	(2.7)	(2.7)
Accumulated other comprehensive (loss) income	$(6.9)	$34.4

On April 30, 2013, the Board of Directors declared a semi-annual cash dividend of $0.46 per share, which is payable on June 14, 2013 to shareholders of record on June 3, 2013.

(11) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended
	March 31,
	2013	2012
Interest expense	$10.7	$10.6
Interest income	(0.9)	(1.8)
Foreign exchange loss (gain)	0.4	(0.2)
Miscellaneous expenses, net	1.3	3.2
Interest and other expenses	$11.5	$11.8

(12) Derivative Financial Instruments and Fair Value Measurements

We are exposed to various risks relating to our ongoing business operations. Among these risks are foreign currency exchange rate risk and interest rate risk, which can be managed through the use of derivative instruments. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We have historically managed interest rate risk through the use of a combination of fixed and variable rate borrowings and interest rate swap agreements. In accordance with current accounting guidance on derivative instruments and hedging activities, we record all of our derivative instruments as either an asset or liability measured at their fair value.

A portion of the €350.0 ($448.6) Notes and the €200.0 ($256.3) Notes was designated as economic hedges of our net investment in our foreign subsidiaries with a Euro functional currency as of March 31, 2013. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive income, net of taxes. As of March 31, 2013 and December 31, 2012, we had a $39.0 and $51.1, respectively, unrealized translation loss included in accumulated other comprehensive (loss) income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a loss in interest and other expenses of $0.2 for the quarter ended March 31, 2013 and a gain of $0.7 for the quarter ended March 31, 2012, associated with our forward contracts, which offset the loss and gain recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$63.5	$63.5	$-	$-
	$63.5	$63.5	$-	$-
Liabilities
Foreign currency forward contracts	$0.2	$-	$0.2	$-
	$0.2	$-	$0.2	$-

		Fair Value Measurements Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$0.1	$-	$0.1	$-
Deferred compensation plan assets	58.7	58.7	-	-
	$58.8	$58.7	$0.1	$-

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $751.8 and $778.8 as of March 31, 2013 and December 31, 2012, respectively, compared to a carrying value of $704.9 and $725.5, respectively.

(13) Segment Data

We are organized and managed primarily on a geographic basis, with Right Management currently operating as a separate global business unit. Each country and business unit generally has its own distinct operations and management team, providing services under our global brands, and maintains its own financial reports. We have an executive sponsor for each global brand who is responsible for ensuring the integrity and consistency of delivery locally as we develop and implement global workforce solutions for our clients that deliver the outcomes that help them achieve their business strategy. Each operation reports directly or indirectly through a regional manager, to a member of executive management. Given this reporting structure, all of our operations have been segregated into the following reporting segments: Americas, which includes United States and Other Americas; Southern Europe, which includes France, Italy and Other Southern Europe; Northern Europe; APME; and Right Management.

The Americas, Southern Europe, Northern Europe and APME segments derive a significant majority of their revenues from the placement of contingent workers. The remaining revenues within these segments are derived from other workforce solutions and services, including recruitment and assessment, training and development, and ManpowerGroup Solutions. ManpowerGroup Solutions includes Talent Based Outsourcing (TBO), Managed Service Provider (MSP), Recruitment Process Outsourcing (RPO), Borderless Talent Solutions (BTS) and Strategic Workforce Consulting (SWC). The Right Management segment revenues are derived from career management and talent management services. Segment revenues represent sales to external clients. Due to the nature of our business, we generally do not have export sales. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole.

	3 Months Ended March 31,
	2013	2012
Revenues from services:
Americas:
United States (a)	$706.1	$735.8
Other Americas	386.9	402.5
	1,093.0	1,138.3

Southern Europe:
France	1,145.2	1,291.8
Italy	257.9	267.5
Other Southern Europe	193.4	195.2
	1,596.5	1,754.5

Northern Europe	1,370.3	1,444.0
APME	632.5	680.0
Right Management	76.6	79.6
Consolidated (b)	$4,768.9	$5,096.4

Operating unit profit: (c)
Americas:
United States	$7.4	$6.9
Other Americas	8.7	15.3
	16.1	22.2

Southern Europe:
France	14.3	5.5
Italy	11.7	14.5
Other Southern Europe	2.3	3.5
	28.3	23.5

Northern Europe	10.6	43.9
APME	14.8	19.6
Right Management	2.0	2.5
	71.8	111.7
Corporate expenses	(24.4)	(26.3)
Intangible asset amortization expense	(8.4)	(9.0)
Reclassification of French Business Tax (d)	15.4	17.4
Operating Profit	54.4	93.8
Interest and other expenses	(11.5)	(11.8)
Earnings before income taxes	$42.9	$82.0

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.2 for both the three months ended March 31, 2013 and 2012. These fees are primarily based on revenues generated by the franchise offices, which were $155.1 and $164.4 for the three months ended March 31, 2013 and 2012, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $5.3 and $5.4 for the three months ended March 31, 2013 and 2012, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $234.7 and $253.9 for the three months ended March 31, 2013 and 2012, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 19 and 20 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended March 31, 2013 and 2012

In the three months ended March 31, 2013, we saw continued revenue decline in several of our markets consistent with that seen in the fourth quarter of 2012, after adjusting for the two fewer billing days in this quarter compared to the same quarter last year. This revenue decline, coupled with having fewer billing days, unfavorably impacted our operating leverage and profitability. The decline in revenues in the first quarter of 2013 compared to 2012 occurred across all segments and was due to the economic uncertainty in most markets. We saw continued declines in our staffing/interim business and further slowing in our permanent recruitment businesses, particularly across Europe. Our ManpowerGroup Solutions business showed continued growth in the first quarter of 2013 consistent with that seen in 2012. At Right Management, we continue to see a decrease in demand for the talent management services, as clients delay their discretionary spending, while demand for our countercyclical outplacement services remained relatively flat.

Our gross profit margin in the first quarter of 2013 compared to 2012 remained flat as the growth in our higher-margin ManpowerGroup Solutions business was offset by the impact of the decline in our permanent recruitment business. Our staffing/interim gross profit margin was flat with 2012 as payroll tax credits related to the Credit d’Impôt pour la Compétitivité et l’Emploi (“CICE”) in France offset margin declines in certain Northern Europe countries. For additional information on the CICE payroll tax credit, please see the Legal Regulations section of Management’s Discussion and Analysis. We saw a deleveraging of our expenses during the first quarter of 2013, primarily due to the $34.8 million of restructuring charges recorded in the quarter as we further simplify our organization and recalibrate our cost base. Selling and administrative expenses, excluding these restructuring charges, decreased 7.0% in constant currency in the quarter as we are seeing the benefits of the simplification actions initiated since the fourth quarter of 2012.

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

The following table presents selected consolidated financial data for the three months ended March 31, 2013 as compared to 2012.

(in millions except per share data)	2013	2012	Variance	Constant Currency Variance
Revenues from services	$4,768.9	$5,096.4	(6.4)%	(5.8)%

Cost of services	3,978.8	4,249.0	(6.4)	(5.7)
Gross profit	790.1	847.4	(6.8)	(6.2)
Gross profit margin	16.6%	16.6%

Selling and administrative expenses	735.7	753.6	(2.4)	(1.9)
Operating profit	54.4	93.8	(42.0)	(40.5)
Operating profit margin	1.1%	1.8%

Interest and other expenses	11.5	11.8	(2.3)
Earnings before income taxes	42.9	82.0	(47.7)	(46.0)

Provision for income taxes	19.0	41.8	(54.5)
Effective income tax rate	44.3%	50.9%
Net earnings	$23.9	$40.2	(40.6)	(38.7)
Net earnings per share – diluted	$0.31	$0.50	(38.0)	(36.0)
Weighted average shares – diluted	78.2	80.9	(3.3)%

The year-over-year decrease in revenues from services of 6.4% (-5.8% in constant currency and -6.0% on an organic constant currency basis) was attributed to:

•
decreased demand for services in several of our markets within the Americas, Southern Europe, Northern Europe and APME, where revenues decreased 4.0% (-3.1% in constant currency and -3.3% on an organic constant currency basis), 9.0% (-9.6% in constant currency and -10.1% on an organic constant currency basis), 5.1% (-5.6% on a constant currency basis) and 7.0% (-1.4% on a constant currency basis), respectively. Several of our larger markets such as France and Italy experienced revenue declines of 11.3% (-11.8% in constant currency and -12.5% on an organic constant currency basis) and 3.6% (-4.1% on a constant currency basis), respectively, due to the current economic environments in those countries;

•
revenue decline in the United States of 4.0% was primarily due to a decrease of our key account client revenues because of softening demand as well as stronger pricing discipline on new business opportunities;

•	decreased demand for talent management services at Right Management, where these revenues decreased 12.1% (-11.4% on a constant currency basis);

•	the unfavorable impact of approximately 3.0% from two fewer billing days in the period; and

•	a 0.6% decrease due to the impact of currency exchange rates; partially offset by

•	our acquisition of two entities in April 2012, one in Southern Europe and one in the Americas, which combined to add 0.2% of revenue growth to our consolidated results.

Gross profit margin was flat year-over-year and was primarily attributed to:

•	a 10 basis point (0.10%) increase from our higher-margin ManpowerGroup Solutions business; offset by

•	a 10 basis point (-0.10%) unfavorable impact resulting from the decline in our permanent recruitment business, which decreased 10% year-over-year.

•
Our staffing/interim margins were stable in the quarter as increases in the Americas and Southern Europe (due to the benefit of the CICE payroll tax credit) offset lower gross profit margins in Northern Europe.

The 2.4% decline in selling and administrative expenses in the first quarter of 2013 (-1.9% in constant currency and -2.2% in organic constant currency) was attributed to:

•	a decrease in our organic salary-related costs, because of lower headcount and lower variable incentive-based costs;

•	a decrease in lease costs because we have closed offices since the first quarter of 2012; and

•	a 0.5% decrease due to the impact of currency exchange rates; partially offset by

•
restructuring costs of $34.8 million, comprised of $5.9 million in the Americas, $1.2 million in Southern Europe, $17.1 million in Northern Europe, $2.4 million in APME, $3.8 million at Right Management and $4.4 million in corporate expenses; and

•	the additional recurring selling and administrative costs as a result of the acquisitions in Southern Europe and the Americas.

Selling and administrative expenses as a percent of revenues increased 60 basis points (0.60%) in the first quarter of 2013 compared to 2012. The change in selling and administrative expense as a percent of revenues consists of:

•	a 70 basis point (0.70%) increase due to the restructuring costs of $34.8 million in the first quarter of 2013; partially offset by

•	a 10 basis point (-0.10%) favorable impact due to the decrease in our organic salary-related costs and lease costs as noted above.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $11.5 million in the first quarter of 2013 compared to $11.8 million in the first quarter of 2012. Net interest expense increased $1.0 million in the first quarter of 2013 to $9.8 million from $8.8 million in the first quarter of 2012. Other expenses were $1.3 million in the first quarter of 2013 compared to $3.2 million in the first quarter of 2012.

We recorded an income tax expense at an effective rate of 44.3% for the three months ended March 31, 2013, as compared to an effective rate of 50.9% for the three months ended March 31, 2012. The 2013 rate was favorably impacted by the 2012 United States Federal Work Opportunity Credit (“WOTC”) which was enacted in January of 2013, retroactive to January 1, 2012, and unfavorably impacted by the restructuring charges in the quarter (which have a relatively lower effective tax rate benefit) and the French business tax. Excluding these items, our tax rate for the first quarter of 2013 and 2012 would have been approximately 32% and 38%, respectively. The rate decreased for 2013 primarily due to the tax effects of repatriations from non-United States entities and a lower amount of non-United States taxes. The 44.3% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 40%, due primarily to the impact of valuation allowances, other permanent items and the French business tax.

Net earnings per share - diluted was $0.31 for the three months ended March 31, 2013 compared to $0.50 for the three months ended March 31, 2012. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.01 per share for the three months ended March 31, 2013.

Weighted average shares - diluted decreased 3.3% to 78.2 million for the three months ended March 31, 2013 from 80.9 million for the three months ended March 31, 2012. This decrease is primarily a result of the repurchase of 3.6 million shares during 2012 subsequent to March 31, 2012.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 4.0% (-3.1% decrease in constant currency and -3.3% decrease in organic constant currency) in the first quarter of 2013 compared to 2012. In the United States, revenues from services declined 4.0% in the first quarter of 2013 compared to 2012. The revenue decline in the United States was attributable to staffing/interim services within the Manpower and Experis business lines as we had approximately two fewer billing days in the quarter, softening of demand from our larger strategic accounts in the first quarter of 2013 compared to 2012, and we maintained stronger pricing discipline in accepting new business opportunities. These declines were partially offset by an increase in ManpowerGroup Solutions revenues of 13.4% and an increase in our permanent recruitment revenues of 6.6% in the United States for the first quarter of 2013 compared to 2012. In Other Americas, revenues from services declined 3.9% (-1.4% in constant currency and -2.0% on an organic constant currency basis) in the first quarter of 2013 compared to 2012, with revenue growth in Canada of 9.8% in constant currency (5.4% on an organic constant currency basis) and revenue declines in Mexico and Argentina of 2.4% and 9.1%, respectively, in constant currency.

Gross profit margin increased in the first quarter of 2013 compared to 2012 due to the favorable impact of improved staffing/interim gross profit margin resulting from lower employment tax costs and stronger pricing discipline in the United States, as well as continued growth in our ManpowerGroup Solutions business and permanent recruitment business.

In the first quarter of 2013, selling and administrative expenses increased 4.4% in constant currency due to the $5.9 million of restructuring costs. Excluding these restructuring costs, expenses were up slightly in constant currency as the inflationary impact on Argentina’s expenses offset overall declines in salary-related and lease costs in the Americas.

Operating Unit Profit (“OUP”) margin in the Americas was 1.5% and 2.0% for the first quarter of 2013 and 2012, respectively. In the United States, OUP margin was 1.0% in the first quarter of 2013 compared to 0.9% in 2012. The margin increase in the first quarter of 2013 in the United States was due to the improvement in the gross profit margin as noted above, partially offset by the impact of fewer billing days and restructuring costs. Other Americas OUP margin was 2.3% in the first quarter of 2013 compared to 3.8% in the first quarter of 2012. The decrease in the Other Americas OUP margin was due to the restructuring costs noted above.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services decreased 9.0% (-9.6% in constant currency and -10.1% on an organic constant currency basis) in the first quarter of 2013 compared to 2012. In France and Italy (which represent 72% and 16%, respectively, of Southern Europe’s revenues), revenues from services decreased 12.5% in organic constant currency and decreased 4.1% in constant currency, respectively, in the first quarter of 2013 compared to 2012. The decrease in France is due primarily to one fewer billing day in the first quarter of 2013 compared to 2012, a softening demand in the staffing/interim business, and a 30.9% decline in constant currency in the permanent recruitment business. The decrease in Italy is mostly due to one fewer billing day in the first quarter of 2013 compared to 2012 as well as a 17.4% decline in constant currency in the permanent recruitment business. In Other Southern Europe, revenues from services decreased 0.9% (-1.9% in constant currency) during the first quarter of 2013 compared to 2012 driven by the 17.6% revenue decline in Spain due to the weak economic conditions in that market.

Gross profit margin increased in the first quarter of 2013 compared to 2012 due primarily to the CICE payroll tax credit in France, which was partially offset by the decrease in our permanent recruitment business and pricing pressures in Italy that unfavorably impacted staffing/interim gross margins.

Selling and administrative expenses decreased 7.5% (-8.1% in constant currency and -9.1% on an organic constant currency basis) during the first quarter of 2013 compared to 2012 primarily related to the decrease in organic salary-related costs due to lower headcount, partially offset by the $1.2 million of restructuring costs and the additional costs resulting from the 2012 Damilo acquisition in France.

OUP margin in Southern Europe was 1.8% for the first quarter of 2013 compared to 1.3% for 2012. In France, the OUP margin was 1.3% for the first quarter of 2013 compared to 0.4% for 2012, due to the improvement in our gross profit margin, partially offset by the impact of one fewer billing day. In Italy, the OUP margin was 4.5% for the first quarter of 2013 compared to 5.4% for 2012, due to the decrease in gross profit margin, deleveraging of expenses, as Italy did not decrease expenses at the rate of the decline in revenues, and the impact of one fewer billing day. Other Southern Europe’s OUP margin declined to 1.2% for the first quarter of 2013 from 1.8% in 2012 due to the decrease of the gross profit margin.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany and the Netherlands (comprising 25%, 23%, 12%, and 9%, respectively, of Northern Europe’s revenues), revenues from services decreased 5.1% (-5.6% in constant currency) in the first quarter of 2013 as compared to 2012. The decrease in revenues from services was primarily attributable to having two fewer billing days in the quarter and the 16.5% decline in our Experis business line, which saw softening demand in both our interim and permanent recruitment businesses, as well as slight declines in our Manpower and ManpowerGroup Solutions businesses.

Gross profit margin decreased in the first quarter of 2013 compared to 2012 due to the decline in our staffing/interim margins as we experienced lower bench utilization in Germany and Sweden, encountered general pricing pressures in several markets, and saw a 16.4% decrease in our permanent recruitment business.

Selling and administrative expenses increased 0.8% (-0.2% decrease in constant currency) in the first quarter of 2013 compared to 2012. The increase in selling and administrative expenses was due primarily to the $17.1 million of restructuring costs partially offset by lower headcount, which reduced compensation-related expenses such as salaries and variable incentive-based costs, and lower lease costs.

OUP margin for Northern Europe was 0.8% and 3.0% for the first quarter of 2013 and 2012, respectively. The decline in OUP margin was the result of the decrease in the gross profit margin, deleveraging of expenses, as the decrease in expenses in constant currency was less than the decline in revenues in constant currency, and the impact of fewer billing days.

APME

In APME, revenues from services decreased 7.0% (-1.4% in constant currency) in the first quarter of 2013 compared to 2012. In Japan (which represents 38% of APME’s revenues), revenues from services decreased 5.0% in constant currency due primarily to three fewer billing days in the first quarter of 2013 compared to 2012 and declining demand for our staffing/interim services, partially offset by an increase in the permanent recruitment business. In Australia (which represents 25% of APME’s revenues), revenues from services were down 9.0% in constant currency for the first quarter of 2013 compared to 2012 due to the decreased demand for staffing services in our Manpower business line and one fewer billing day in the first quarter of 2013 compared to 2012, partially offset by the increase in the permanent recruitment business.

Gross profit margin decreased in the first quarter of 2013 compared to 2012 due to the 6.6% decline in our permanent recruitment business as well as a decrease in our staffing/interim gross profit margin.

Selling and administrative expenses decreased 7.4% (-2.3% in constant currency) in the first quarter of 2013 compared to 2012 related to reduced compensation-related expenses such as salaries and variable incentive-based costs due to lower headcount, partially offset by $2.4 million of restructuring costs.

OUP margin for APME was 2.3% in the first quarter of 2013 compared to 2.9% in 2012. OUP margin decreased for the first quarter of 2013 compared to 2012 due to the decrease in our gross profit margin and the impact of one fewer billing day.

Right Management

Revenues from services decreased 3.8% (-2.5% in constant currency). The decrease was due to the decline in demand for our talent management business, as we are seeing a longer sales cycle as clients continue to defer their discretionary spending growth. Our countercyclical outplacement services increased 1.5% in constant currency in the first quarter of 2013 compared to 2012, a significant moderation from the growth rates seen in the past few quarters as there are a lower number of large outplacement projects, primarily in the Americas, as well as clients opting for programs with shorter durations.

Gross profit margin decreased in the first quarter of 2013 compared to 2012 due to the margin deterioration in both the outplacement business and talent management business, offset by the change in business mix as the higher-margin outplacement business represented a greater percentage of the revenue mix.

Selling and administrative expenses decreased 4.1% (-3.2% in constant currency) in the first quarter of 2013 compared to 2012 as the cost savings from the expense realignment program put in place in 2012 favorably impacted expense levels, partially offset by $3.8 million of restructuring costs recorded in the first quarter of 2013.

OUP margin for Right Management was 2.7% in the first quarter of 2013 compared to 3.1% in 2012. The OUP margin for the first quarter of 2013 declined due to the decrease in the gross profit margin partially offset by the decrease in selling and administrative expenses due to costs savings from the realignment program noted above.

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

When we use the term “constant currency,” it means that we have translated financial data for a period into United States Dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure, indicating the actual growth of our operations. We use constant currency results in our analysis of subsidiary or segment performance. We also use constant currency when analyzing our performance against that of our competitors. Substantially all of our subsidiaries derive revenues and incur expenses within a single country and, consequently, do not generally incur currency risks in connection with the conduct of their normal business operations. Changes in foreign currency exchange rates primarily impact only reported earnings and not our actual cash flow or economic condition.

When we use the term “organic constant currency,” it means that we have further removed the impact of acquisitions in the current period and dispositions from the prior period from our constant currency calculation. We believe that this calculation is useful because it allows us to show the actual growth of our pre-existing business.

The constant currency and organic constant currency financial measures are used to supplement those measures that are in accordance with United States Generally Accepted Accounting Principles (“GAAP”). These Non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies may calculate such financial results differently. These Non-GAAP financial measures are not measurements of financial performance under GAAP, and should not be considered as alternatives to measures presented in accordance with GAAP.

Reconciliation of these Non-GAAP percent variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended March 31, 2013 Compared to 2012
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$706.1	(4.0)%	-%	(4.0)%	-%	(4.0)%
Other Americas	386.9	(3.9)	(2.5)	(1.4)	0.6	(2.0)
	1,093.0	(4.0)	(0.9)	(3.1)	0.2	(3.3)

Southern Europe:
France	1,145.2	(11.3)	0.5	(11.8)	0.7	(12.5)
Italy	257.9	(3.6)	0.5	(4.1)	-	(4.1)
Other Southern Europe	193.4	(0.9)	1.0	(1.9)	-	(1.9)
	1,596.5	(9.0)	0.6	(9.6)	0.5	(10.1)

Northern Europe	1,370.3	(5.1)	0.5	(5.6)	-	(5.6)
APME	632.5	(7.0)	(5.6)	(1.4)	-	(1.4)
Right Management	76.6	(3.8)	(1.3)	(2.5)	-	(2.5)
Consolidated	$4,768.9	(6.4)	(0.6)	(5.8)	0.2	(6.0)

Gross Profit	$790.1	(6.8)	(0.6)	(6.2)	0.3	(6.5)
Selling and Administrative Expense	$735.7	(2.4)	(0.5)	(1.9)	0.3	(2.2)
Operating Profit	$54.4	(42.0)	(1.5)	(40.5)	0.2	(40.7)

(a)  In millions for the three months ended March 31, 2013.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2013, we had $312.3 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred tax related to those foreign earnings not considered to be permanently invested. As of March 31, 2013, we have identified approximately $371.7 million of non-United States earnings that are not permanently invested. We may repatriate additional earnings in the future as cash needs arise.

Cash used in operating activities was $62.3 million during the first quarter of 2013 compared to $20.7 million during the first quarter of 2012. This increase is primarily due to changes in our operating assets and liabilities, due to the timing of collections, accruals and payments. Changes in operating assets and liabilities utilized $125.2 million of cash during the first quarter of 2013 compared to $96.3 million during the first quarter of 2012.

Accounts receivable decreased to $4,042.0 million as of March 31, 2013 from $4,179.0 million as of December 31, 2012. This decrease is mostly due to changes in foreign currency exchange rates and the decline in demand for our services. At constant exchange rates, the March 31, 2013 balance would have been approximately $102.4 million higher than reported.

Capital expenditures were $12.8 million in the first quarter of 2013 compared to $19.7 million in the first quarter of 2012. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments. The expenditures were higher in the first quarter of 2012 primarily due to office consolidations and realignments, as well as several leasehold improvement projects.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $0.0 million and $1.5 million for the first quarter of 2013 and 2012, respectively. For the acquisitions completed during the first quarter of 2013, our cash payments were fully offset by the cash acquired.

Cash provided by net debt borrowings was $1.9 million in the first quarter of 2013 compared to $1.2 million in the first quarter of 2012.

Our €200.0 million notes are due June 2013, and our €350.0 million notes are due June 2018. When the €200.0 million notes mature, we plan to repay these amounts with available cash and borrowings under our $800.0 million revolving credit facility. The €350.0 million notes will likely be replaced with a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we need to replace either of the notes.

As of March 31, 2013, we had letters of credit totaling $0.9 million issued under our $800.0 million revolving credit facility. Additional borrowings of $799.1 million were available to us under the credit agreement as of March 31, 2013.

The $800.0 million revolving credit agreement requires that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 1.08 to 1 and a fixed charge coverage ratio of 2.78 to 1 as of March 31, 2013. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2013, such credit lines totaled $364.0 million, of which $317.8 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $253.8 million could have been made under these lines as of March 31, 2013.

In December 2012, the Board of Directors authorized the repurchase of 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. No repurchases were made during the first quarter of 2013 or 2012 under any authorization. As of March 31, 2013, there were 8.0 million shares remaining authorized for repurchase under the 2012 authorization.

On April 30, 2013, the Board of Directors declared a semi-annual cash dividend of $0.46 per share, which is payable on June 14, 2013 to shareholders of record on June 3, 2013.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,994.8 million as of March 31, 2013 compared to $1,989.1 million as of December 31, 2012.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $157.9 million and $166.8 million as of March 31, 2013 and December 31, 2012, respectively, consisting of $120.4 million and $128.9 million for guarantees, respectively, and $37.5 million and $37.9 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness.  If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.4 million in both the first quarter of 2013 and 2012.

We recorded net restructuring costs of $34.8 million and $0.1 million in the first quarter of 2013 and 2012, respectively, in selling and administrative expenses, related to severances and office closures in several countries. During the first quarter of 2013, we made payments of $24.8 million out of our restructuring reserve. We expect a majority of the remaining $51.4 million reserve will be paid in 2013. Changes in the restructuring costs by reportable segment and Corporate are shown in Note 5 to the Consolidated Financial Statements.

In the fourth quarter of 2012, we implemented a simplification plan that impacts all of our segments as well as our corporate functions. The goal of our plan is to simplify our organization by creating the right agility and speed, and focuses around four different areas: organization design, programs, delivery models, and technology structure. We estimate that the $26.6 million and $34.8 million of restructuring costs we recorded in the fourth quarter of 2012 and first quarter of 2013, respectively, in connection with this plan will result in a reduction in selling and administrative expenses of over $80 million in 2013. We expect further restructuring costs, and estimate that we will achieve additional savings in selling and administrative expenses as we continue to execute our plan.

Legal Regulations

The French government passed legislation effective January 1, 2013 to improve competitiveness and reduce employment costs by offering payroll tax credits to most French and foreign enterprises subject to corporate tax in France. This law, CICE, provides credits based on a percentage of wages paid to employees receiving less than two and a half times the French minimum wage. The payroll tax credit is equal to 4% of eligible wages in 2013 and increases to 6% of eligible wages in 2014 and thereafter. We will receive the credit as a reduction of our current income taxes payable, with any amounts not creditable against our current income tax payable being paid to us after three years. Given the amount of our current income taxes payable, we expect the majority of the cash to be received at the end of this three-year carry forward period. We intend to use the credit to invest in employment opportunities and to improve our competitiveness, as required by the law. We are uncertain what impact, if any, this credit will have on overall market pricing or on client requests for pricing concessions, either of which could reduce the net benefit we receive from these credits. The CICE credit is accounted for as a reduction of our cost of services in the period earned, and we expect it will have a favorable impact on our consolidated gross profit margin, as well as our margins in France and Southern Europe.

In Germany, six labor unions representing approximately two-thirds of the market for temporary workers entered into new Collective Labor Agreements with the temporary help industry. Seven of these new agreements became effective between November 2012 and April 2013, and one will become effective in May 2013 and another in July 2013. We expect additional unions representing temporary workers to negotiate similar arrangements. These agreements will require, among other things, higher wages to temporary employees. This will have an unfavorable impact on our gross profit margin in Germany, as we pass on many of these additional costs to the client without a mark-up. However, we currently do not expect a significant impact on our consolidated or Northern Europe financial results.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2012, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements.  Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made.  We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2012 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

At this point in time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, under our credit facilities and other financing arrangements, will not be impacted.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In December 2012, the Board of Directors authorized the repurchase of 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of March 31, 2013, there were 8.0 million shares remaining authorized for repurchase under the 2012 authorization. The following table shows the total amount of shares repurchased during the first quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1- 31, 2013	-		$-	-	8,000,000
February 1 - 28, 2013	20,940	(1)	-	-	8,000,000
March 1 - 31, 2013	186	(2)	-	-	8,000,000

(1) Shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock and restricted stock units.
(2) Shares of restricted stock delivered by a director to ManpowerGroup, upon vesting, to satisfy tax withholding requirements.

Item 5 – Other Information

Dividend Declaration

On April 30, 2013, the Board of Directors declared a semi-annual cash dividend of $0.46 per share, which is payable on June 14, 2013 to shareholders of record on June 3, 2013.

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2013:

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

(c)	audit services with respect to certain procedures for governmental requirements.

Item 6 – Exhibits

10.1	Employment Separation Agreement dated March 29, 2013 between ManpowerGroup Inc. and Owen Sullivan, incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2013.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: May 3, 2013

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

Exhibit No.	Description

10.1	Employment Separation Agreement dated March 29, 2013 between ManpowerGroup Inc. and Owen Sullivan, incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2013.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.