Form 10-Q
period 2013-06-30
ManpowerGroup Inc.
filed 2013-08-02
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
June 30, 2013
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at July 31, 2013
Common Stock, $.01 par value	78,289,428

ManpowerGroup Inc.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-14
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4	Controls and Procedures	27

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 5	Other Information	28
Item 6	Exhibits	29

SIGNATURES		30

EXHIBIT INDEX		31

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	June 30,	December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$280.9	$648.1
Accounts receivable, less allowance for doubtful accounts of $115.6 and $118.0, respectively	4,172.0	4,179.0
Prepaid expenses and other assets	158.6	172.9
Future income tax benefits	76.2	60.6
Total current assets	4,687.7	5,060.6

OTHER ASSETS:
Goodwill	1,043.3	1,041.3
Intangible assets, less accumulated amortization of $229.4 and $213.2, respectively	317.0	330.6
Other assets	451.0	395.3
Total other assets	1,811.3	1,767.2

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	694.3	704.1
Less: accumulated depreciation and amortization	520.0	519.3
Net property and equipment	174.3	184.8
Total assets	$6,673.3	$7,012.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2013	2012
CURRENT LIABILITIES:
Accounts payable	$1,505.0	$1,466.5
Employee compensation payable	178.9	210.7
Accrued liabilities	473.8	533.8
Accrued payroll taxes and insurance	629.2	685.7
Value added taxes payable	455.6	472.5
Short-term borrowings and current maturities of long-term debt	78.6	308.0
Total current liabilities	3,321.1	3,677.2

OTHER LIABILITIES:
Long-term debt	455.5	462.1
Other long-term liabilities	364.2	372.5
Total other liabilities	819.7	834.6

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 110,097,843 and 109,543,492 shares, respectively	1.1	1.1
Capital in excess of par value	2,903.1	2,873.2
Retained earnings	1,158.1	1,101.5
Accumulated other comprehensive (loss) income	(22.9)	34.4
Treasury stock at cost, 32,853,513 and 32,896,063 shares, respectively	(1,506.9)	(1,509.4)
Total shareholders’ equity	2,532.5	2,500.8
Total liabilities and shareholders’ equity	$6,673.3	$7,012.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues from services	$5,040.7	$5,206.7	$9,809.6	$10,303.1
Cost of services	4,204.3	4,345.0	8,183.1	8,594.0
Gross profit	836.4	861.7	1,626.5	1,709.1
Selling and administrative expenses	708.3	767.3	1,444.0	1,520.9
Operating profit	128.1	94.4	182.5	188.2
Interest and other expenses	10.3	11.3	21.8	23.1
Earnings before income taxes	117.8	83.1	160.7	165.1
Provision for income taxes	49.6	42.1	68.6	83.9
Net earnings	$68.2	$41.0	$92.1	$81.2
Net earnings per share – basic	$0.88	$0.51	$1.19	$1.01
Net earnings per share – diluted	$0.87	$0.51	$1.17	$1.01
Weighted average shares – basic	77.4	80.1	77.3	80.1
Weighted average shares – diluted	78.6	80.4	78.6	80.8

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$68.2	$41.0	$92.1	$81.2
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8.6)	(74.9)	(39.6)	(35.6)
Translation adjustments on net investment hedge, net of income taxes of $(3.6), $12.9, $3.8 and $5.8, respectively	(5.9)	21.1	6.2	9.4
Translation adjustments of long-term intercompany loans	(2.5)	15.0	(26.1)	24.3
Unrealized (loss) gain on investments, less income taxes of $(0.4), $(0.3), $0.0 and $0.5, respectively	(1.2)	(0.5)	–	1.7
Defined benefit pension plans and retiree health care plan, less income taxes of $1.0, $0.0, $1.0 and $0.1, respectively	2.2	(0.1)	2.2	0.3
Total other comprehensive (loss) income	(16.0)	(39.4)	(57.3)	0.1
Comprehensive income	$52.2	$1.6	$34.8	$81.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	6 Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$92.1	$81.2
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	48.0	49.2
Deferred income taxes	3.3	(3.7)
Provision for doubtful accounts	13.5	10.0
Share-based compensation	14.8	14.9
Excess tax benefit on exercise of share-based awards	(0.5)	–
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(119.0)	(127.7)
Other assets	(61.1)	(17.1)
Other liabilities	(62.7)	(46.4)
Cash used in operating activities	(71.6)	(39.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25.1)	(33.8)
Acquisitions of businesses, net of cash acquired	(16.9)	(34.0)
Proceeds from the sale of property and equipment	1.7	0.9
Cash used in investing activities	(40.3)	(66.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	37.6	4.6
Proceeds from long-term debt	0.1	751.6
Repayments of long-term debt	(267.5)	(700.6)
Proceeds from share-based awards	15.0	3.9
Other share-based award transactions	3.0	(4.8)
Repurchases of common stock	–	(32.6)
Dividends paid	(35.5)	(34.3)
Cash used in financing activities	(247.3)	(12.2)

Effect of exchange rate changes on cash	(8.0)	(7.2)
Change in cash and cash equivalents	(367.2)	(125.9)
Cash and cash equivalents, beginning of year	648.1	580.5
Cash and cash equivalents, end of period	$280.9	$454.6

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$38.0	$35.1
Income taxes paid, net	$17.5	$48.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012
(in millions, except share and per share data)

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

In July 2012, the FASB issued new accounting guidance on testing indefinite-lived intangible assets other than goodwill for impairment. The new guidance allows entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on such an assessment, that it is “more likely than not” that the asset is impaired. We adopted this guidance effective January 1, 2013. We perform annual impairment tests in the third quarter of each year. The application of the guidance to our annual impairment tests is not expected to have a significant impact on our Consolidated Financial Statements.

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

(3) Share-Based Compensation Plans

During the three months ended June 30, 2013 and 2012, we recognized share-based compensation expense of $8.3 and $8.0, respectively, and $14.8 and $14.9 for the six months ended June 30, 2013 and 2012, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $15.0 and $3.9 for the six months ended June 30, 2013 and 2012, respectively. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $16.9 and $34.0 for the six months ended June 30, 2013 and 2012, respectively. For those acquisitions completed during the first quarter of 2013, our cash payments were fully offset by the cash acquired.

(5) Restructuring Costs

We recorded net restructuring costs of $54.8 and $21.0 for the six months ended June 30, 2013 and 2012, respectively, in selling and administrative expenses, related to severances and office closures. During the six months ended June 30, 2013, we made payments of $46.6 out of our restructuring reserve. We expect a majority of the remaining $49.6 reserve will be paid in 2013.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2013	$4.5	$4.7	$15.6	$-	$6.6	$10.0	$41.4
Severance costs	8.4	2.9	15.4	1.5	3.5	4.2	35.9
Office closure costs	1.9	1.6	11.0	1.3	2.9	0.2	18.9
Costs paid or utilized	(8.0)	(6.1)	(17.1)	(1.9)	(3.7)	(9.8)	(46.6)
Balance, June 30, 2013	$6.8	$3.1	$24.9	$0.9	$9.3	$4.6	$49.6

(1)    Balances related to the United States were $3.8 and $6.2 as of January 1, 2013 and June 30, 2013, respectively.
(2)    Balances related to France were $3.8 and $3.0 as of January 1, 2013 and June 30, 2013, respectively. Balances related to Italy were $0.9 and $0.0 as of January 1, 2013 and June 30, 2013, respectively.

(6) Income Taxes

We recorded an income tax expense at an effective rate of 42.1% for the three months ended June 30, 2013, as compared to an effective rate of 50.7% for the three months ended June 30, 2012. The 2013 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, and by the reinstatement of the 2013 United States Federal Work Opportunity Tax Credit (“WOTC”). Excluding the impact of the non-recurring items (the restructuring charges in 2013 and 2012 and the U.S. legal cost in 2012) and the French business tax, our tax rate for the three months ended June 30, 2013 and 2012 would have been approximately 31% and 34%, respectively. The 31% rate was lower than the U.S. Federal statutory rate of 35% due to the overall mix of earnings and the current year WOTC. The 42.1% effective tax rate was higher than the U.S. Federal statutory rate of 35% and we currently expect an annual effective tax rate of approximately 40%, due primarily to the impact of valuation allowances, other permanent items and the French business tax.

We recorded an income tax expense at an effective rate of 42.7% for the six months ended June 30, 2013, as compared to an effective rate of 50.8% for the six months ended June 30, 2012. The 2013 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, and by the 2012 and 2013 WOTC, which was reinstated in January of 2013, retroactive to January 1, 2012. Excluding the impact of the non-recurring items (the restructuring charges in 2013 and 2012 and the U.S. legal cost in 2012 and the prior-year WOTC recognized in 2013) and the French business tax, our tax rate for the six months ended June 30, 2013 and 2012 would have been approximately 31% and 35%, respectively.

As of June 30, 2013, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $28.6. We had related tax benefits of $2.5, and the net amount of $26.1 would favorably affect the effective tax rate if recognized. As of December 31, 2012, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $28.5. We had related tax benefits of $2.5 for a net amount of $26.0. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2009 through 2012 for our major operations in Germany, Italy, France, Japan, United States and United Kingdom. As of June 30, 2013, we are subject to tax audits in France, Germany, Denmark, Austria, Italy, Norway and Spain. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings per share – basic:
Net earnings available to common shareholders	$68.2	$41.0	$92.1	$81.2
Weighted-average common shares outstanding	77.4	80.1	77.3	80.1
	$0.88	$0.51	$1.19	$1.01
Net earnings per share – diluted:
Net earnings available to common shareholders	$68.2	$41.0	$92.1	$81.2
Weighted-average common shares outstanding	77.4	80.1	77.3	80.1
Effect of dilutive securities – stock options	0.6	0.2	0.6	0.3
Effect of other share-based awards	0.6	0.1	0.7	0.4
	78.6	80.4	78.6	80.8
	$0.87	$0.51	$1.17	$1.01

There were 2.1 million and 4.2 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended June 30, 2013 and 2012, respectively, and 2.3 million and 4.2 million share-based awards excluded from the calculation of net earnings per share – diluted for the six months ended June 30, 2013 and 2012, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, amortizable intangible assets and intangible assets that do not require amortization, as follows:

	June 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,043.3	$-	$1,043.3	$1,041.3	$-	$1,041.3
Intangible assets:
Finite-lived:
Technology	$19.6	$19.6	$-	$19.6	$19.6	$-
Franchise agreements	18.0	17.0	1.0	18.0	16.1	1.9
Customer relationships	341.4	179.9	161.5	339.0	165.1	173.9
Other	15.6	12.9	2.7	15.2	12.4	2.8
	394.6	229.4	165.2	391.8	213.2	178.6
Indefinite-lived:
Tradenames(2)	54.0	-	54.0	54.0	-	54.0
Reacquired franchise rights	97.8	-	97.8	98.0	-	98.0
	151.8	-	151.8	152.0	-	152.0
Total intangible assets	$546.4	$229.4	$317.0	$543.8	$213.2	$330.6

(1) Balances were net of accumulated impairment loss of $513.4 as of both June 30, 2013 and December 31, 2012.
(2) Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2013 and December 31, 2012.

Total consolidated amortization expense related to intangible assets for the remainder of 2013 is expected to be $16.6 and in each of the next five years is expected to be as follows: 2014 - $28.3, 2015 - $25.0, 2016 - $21.6, 2017 - $19.3 and 2018 - $17.4.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2013	$467.1	$103.3	$270.7	$73.2	$62.1	$64.9	$1,041.3
Goodwill acquired	-	-	17.2	8.0	-	-	25.2
Currency and other impacts	(1.0)	(1.2)	(13.4)	(7.6)	-	-	(23.2)
Balance, June 30, 2013	$466.1	$102.1	$274.5	$73.6	$62.1	$64.9	$1,043.3

(1)   Balances related to the United States were $448.5 as of both January 1, 2013 and June 30, 2013.
(2)   Balances related to France were $83.8 and $82.7 as of January 1, 2013 and June 30, 2013, respectively. Balances related to Italy were $5.5 and $5.4 as of January 1, 2013 and June 30, 2013, respectively.
(3)  The majority of the Corporate balance relates to goodwill attributable from our acquisition of Jefferson Wells ($55.5) which is part of the United States reporting unit. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.

Goodwill balances by reporting unit were as follows:

	June 30,	January 1,
	2013	2013
United States	$504.0	$504.0
France	82.7	83.8
Netherlands (Vitae)	79.6	80.7
Right Management	62.1	62.1
Other reporting units	314.9	310.7
Total goodwill	$1,043.3	$1,041.3

We did not perform an interim impairment test of our goodwill and indefinite-lived intangible assets in the six months ended June 30, 2013 as we noted no significant indicators of impairment as of June 30, 2013.

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$2.2	$2.6	$4.4	$5.2
Interest cost	3.0	3.8	6.1	7.5
Expected return on assets	(2.8)	(3.7)	(5.6)	(7.3)
Curtailment gain	(2.3)	-	(2.3)	-
Other	1.0	0.4	1.9	0.8
Total benefit cost	$1.1	$3.1	$4.5	$6.2

	Retiree Health Care Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest cost	$0.3	$0.4	$0.6	$0.7
Net loss	0.1	-	0.2	-
Total benefit cost	$0.4	$0.4	$0.8	$0.7

Effective January 1, 2013, we amended a defined benefit plan in the Netherlands. The defined benefit plan was frozen, and the participants were transitioned to a defined contribution plan. In April 2013, following the approval by the local Workers’ Council, we recognized a curtailment gain of €1.8 ($2.3) related to this amendment.

During the three and six months ended June 30, 2013, contributions made to our pension plans were $3.9 and $7.9, respectively, and contributions made to our retiree health care plan were $0.5 and $1.0, respectively. During 2013, we expect to make total contributions of $18.0 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of accumulated other comprehensive (loss) income, net of tax, were as follows:

	June 30,	December 31,
	2013	2012
Foreign currency translation	$147.2	$186.8
Translation loss on net investment hedge, net of income taxes of $(27.5) and $(31.3), respectively	(44.9)	(51.1)
Translation loss on long-term intercompany loans	(99.5)	(73.4)
Unrealized gain on investments, net of income taxes of $3.9 for both dates	11.8	11.8
Defined benefit pension plans, net of income taxes of $(21.7) and $(22.6), respectively	(34.9)	(37.0)
Retiree health care plan, net of income taxes of $(1.6) and $(1.7), respectively	(2.6)	(2.7)
Accumulated other comprehensive (loss) income	$(22.9)	$34.4

On April 30, 2013, the Board of Directors declared a semi-annual cash dividend of $0.46 per share, which was paid on June 14, 2013 to shareholders of record on June 3, 2013.

(11) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest expense	$10.3	$10.2	$21.0	$20.8
Interest income	(0.9)	(1.4)	(1.8)	(3.2)
Foreign exchange losses	1.4	0.5	1.8	0.3
Miscellaneous (income) expense, net	(0.5)	2.0	0.8	5.2
Interest and other expenses	$10.3	$11.3	$21.8	$23.1

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

A portion of the €350.0 ($455.3) 4.5% notes due June 2018 was designated as an economic hedge of our net investment in our foreign subsidiaries with a Euro functional currency as of June 30, 2013. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive (loss) income, net of taxes. As of June 30, 2013 and December 31, 2012, we had a $44.9 and $51.1, respectively, unrealized translation loss included in accumulated other comprehensive (loss) income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries. We recorded a loss in interest and other expenses of $0.1 and $0.3 for the three and six months ended June 30, 2013, respectively, and a loss of $0.3 and a gain of $0.4 for the three and six months ended June 30, 2012, respectively, associated with our forward contracts, which offset the loss and gain recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$64.6	$64.6	$-	$-
	$64.6	$64.6	$-	$-
Liabilities
Foreign currency forward contracts	$0.1	$-	$0.1	$-
	$0.1	$-	$0.1	$-

		Fair Value Measurements Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$0.1	$-	$0.1	$-
Deferred compensation plan assets	58.7	58.7	-	-
	$58.8	$58.7	$0.1	$-

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $488.9 and $778.8 as of June 30, 2013 and December 31, 2012, respectively, compared to a carrying value of $455.3 and $725.5, respectively.

(13) Segment Data

On a consolidated basis, the French business tax is reported in provision for income taxes, in accordance with the current accounting guidance on income taxes. Prior to the second quarter of 2013, we internally reviewed the financial results of our French operations including the French business tax within Operating Unit Profit (“OUP”) given the operational nature of these taxes. While we continue to view this tax as operational, during the second quarter of 2013 we changed our internal reporting to exclude the French business tax from the OUP of our France reportable segment. Therefore, our France reportable segment OUP now excludes the business tax and we no longer need to show the business tax amount separately to reconcile to the consolidated results. All previously reported segment results have been restated to conform to the current year presentation. This change in segment reporting has no impact on our reporting of consolidated results.

We are organized and managed primarily on a geographic basis with Right Management currently operating as a separate global business unit. Each country and business unit generally has its own distinct operations and management team providing services under our global brands, and maintaining its own financial reports. We have an executive sponsor for each global brand who is responsible for ensuring the integrity and consistency of delivery locally as we develop and implement global workforce solutions for our clients that deliver the outcomes. Each operation reports directly or indirectly through a regional manager to a member of executive management. Given this reporting structure, all of our operations have been segregated into the following reporting segments: Americas, which includes United States and Other Americas; Southern Europe, which includes France, Italy and Other Southern Europe; Northern Europe; APME; and Right Management.

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

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues from services:
Americas:
United States (a)	$748.5	$763.2	$1,454.6	$1,499.0
Other Americas	387.2	389.2	774.1	791.7
	1,135.7	1,152.4	2,228.7	2,290.7
Southern Europe:
France	1,320.6	1,427.6	2,465.8	2,719.4
Italy	278.4	274.0	536.3	541.5
Other Southern Europe	203.0	190.1	396.4	385.3
	1,802.0	1,891.7	3,398.5	3,646.2

Northern Europe	1,398.8	1,415.8	2,769.1	2,859.8
APME	623.3	662.9	1,255.8	1,342.9
Right Management	80.9	83.9	157.5	163.5
Consolidated (b)	$5,040.7	$5,206.7	$9,809.6	$10,303.1

Operating unit profit (loss): (c)
Americas:
United States	$30.6	$7.7	$38.0	$14.6
Other Americas	11.9	10.5	20.6	25.8
	42.5	18.2	58.6	40.4
Southern Europe:
France	40.9	34.6	70.6	57.5
Italy	14.7	12.6	26.4	27.1
Other Southern Europe	1.2	3.0	3.5	6.5
	56.8	50.2	100.5	91.1

Northern Europe	33.2	39.2	43.8	83.1
APME	20.2	21.8	35.0	41.4
Right Management	7.4	(2.9)	9.4	(0.4)
	160.1	126.5	247.3	255.6
Corporate expenses	(23.6)	(22.9)	(48.0)	(49.2)
Intangible asset amortization expense (c)	(8.4)	(9.2)	(16.8)	(18.2)
Operating profit	128.1	94.4	182.5	188.2
Interest and other expenses	(10.3)	(11.3)	(21.8)	(23.1)
Earnings before income taxes	$117.8	$83.1	$160.7	$165.1

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.8 for both the three months ended June 30, 2013 and 2012, and $7.0 for both the six months ended June 30, 2013 and 2012. These fees are primarily based on revenues generated by the franchise offices, which were $175.3 and $180.6 for the three months ended June 30, 2013 and 2012, respectively, and $330.4 and $345.0 for the six months ended June 30, 2013 and 2012, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $6.1 for both the three months ended June 30, 2013 and 2012, and $11.4 and $11.5 for the six months ended June 30, 2013 and 2012, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $272.3 and $270.0 for the three months ended June 30, 2013 and 2012, respectively, and $507.0 and $523.9 for the six months ended June 30, 2013 and 2012, respectively.

(c)
We evaluate segment performance based on OUP, which is equal to segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to acquisitions, interest and other income and expense amounts or income taxes.

(14) Contingencies

During the second quarter of 2013 a number of our French clients asserted claims against us, requesting refunds for various payroll tax subsidies that we have received dating back to 2003 related to our French temporary associates. While we receive claims in the normal course of business, there was a significant increase in claims made during the second quarter due to an impending change in the French statute of limitations that reduced the claims period from 10 to 5 years for claims filed after June 2013. We believe these claims are without merit, as these payroll tax subsidies are for the benefit of the direct employer of the temporary associates. As such, our pricing practices implicitly consider all direct costs of employing our temporary associates, including the benefit of these payroll tax subsidies. We do not expect the resolution of these claims to have a material impact on our consolidated financial statements or the results of our France and Southern Europe segments.

In June 2013, the employer mandate provisions of the new U.S. healthcare legislation, Patient Protection and Affordable Care Act (PPACA), were delayed until 2015 from the original effective date of 2014. The employer mandate provisions of PPACA are expected to have the greatest financial impact on us and our clients with U.S.-based employees. We expect this legislation will increase the employment costs of our permanent employees and our associates, but we continue to assess the potential impact. Our intention is to pass on to our U.S. clients any cost increases related to our associates, however there is no assurance that we will be fully successful.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 23 and 24 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended June 30, 2013 and 2012

In the three months ended June 30, 2013, we saw continued revenue decline in several of our markets consistent with that seen in the first quarter of 2013, after adjusting for one additional billing day in this quarter compared to the same quarter last year. This revenue decline unfavorably impacted our operating leverage and profitability. The decline in revenues in the second quarter of 2013 compared to 2012 occurred across all segments and was due to the economic uncertainty in most markets. We saw continued declines in our staffing/interim business and a slight decrease in our permanent recruitment businesses, particularly across Europe, although this decline was an improvement from the decrease in the first quarter of 2013. Our ManpowerGroup Solutions business showed continued growth in the second quarter of 2013 consistent with that seen in the first quarter of 2013 and in 2012. At Right Management, we continue to see a decrease in demand for the talent management services due to a soft demand environment, while demand for our countercyclical outplacement services increased slightly.

Our gross profit margin in the second quarter of 2013 compared to 2012 remained flat as the growth in our higher-margin ManpowerGroup Solutions business was offset by the impact of the decline in our permanent recruitment business. Our staffing/interim gross profit margin increased slightly in the second quarter of 2013 compared to 2012 as payroll tax credits related to the Credit d’Impôt pour la Compétitivité et l’Emploi (“CICE”) in France were partially offset by margin declines in certain Northern Europe countries. For additional information on the CICE payroll tax credit, see the Legal Regulations section of Management’s Discussion and Analysis. We recorded $20.0 million of restructuring charges in the quarter as we further simplify our organization and recalibrate our cost base. Selling and administrative expenses decreased 7.5% in constant currency in the quarter as we are seeing the benefits of the simplification and cost recalibration actions initiated since the fourth quarter of 2012.

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Slowing economic growth or economic contraction typically results in decreasing demand for labor, resulting in less demand for our staffing services. This slowdown typically impacts our operating profit unfavorably as we may experience a deleveraging of our selling and administrative expense base as expenses may not change at the same pace as revenues. However, due to our simplification actions noted above, we were able to decrease our selling and administrative expenses at a faster pace than the decrease in revenues, which favorably impacted our operating profit for the second quarter of 2013 compared to 2012.

The following table presents selected consolidated financial data for the three months ended June 30, 2013 as compared to 2012.

(in millions, except per share data)	2013	2012	Variance	Constant Currency Variance
Revenues from services	$5,040.7	$5,206.7	(3.2)%	(2.9)%
Cost of services	4,204.3	4,345.0	(3.2)	(2.9)
Gross profit	836.4	861.7	(2.9)	(2.6)
Gross profit margin	16.6%	16.6%
Selling and administrative expenses	708.3	767.3	(7.7)	(7.5)
Operating profit	128.1	94.4	35.6	37.2
Operating profit margin	2.5%	1.8%
Interest and other expenses	10.3	11.3	(9.1)
Earnings before income taxes	117.8	83.1	41.7	43.3
Provision for income taxes	49.6	42.1	17.7
Effective income tax rate	42.1%	50.7%
Net earnings	$68.2	$41.0	66.4	69.2
Net earnings per share – diluted	$0.87	$0.51	70.6	72.5
Weighted average shares – diluted	78.6	80.4	(2.3)%

The year-over-year decrease in revenues from services of 3.2% (-2.9% in constant currency and -3.1% on an organic constant currency basis) was attributed to:

•
decreased demand for services in several of our markets within the Americas, Southern Europe and Northern Europe, where revenues decreased 1.4% (-1.1% in constant currency), 4.7% (-6.6% in constant currency) and 1.2% (-1.6% on a constant currency basis and -2.6% on an organic constant currency basis), respectively. France and Italy experienced revenue declines of 7.5% and 0.2%, respectively, in constant currency due to the current economic environment;

•
revenue decline in the United States of 1.9% primarily due to a large client project in our Manpower business line that concluded in the first quarter of 2013 as well as strong price discipline on new business opportunities;

•	decreased demand for talent management services at Right Management, where these revenues decreased 10.6% (-10.3% on a constant currency basis); and

•	a 0.3% decrease due to the impact of currency exchange rates; partially offset by

•	revenue increase in APME of 1.9% in constant currency primarily due to growth in the permanent recruitment business;

•	the favorable impact of approximately 1.4% from one additional day in the period; and

•	a Northern Europe acquisition in April 2013, which added 0.2% of revenue growth to our consolidated results.

Gross profit margin was flat year-over-year and was primarily attributed to:

•	a 10 basis point (0.10%) increase from our higher-margin ManpowerGroup Solutions business; offset by

•
a 10 basis point (-0.10%) unfavorable impact resulting from the decline in our permanent recruitment business excluding our Recruitment Process Outsourcing (“RPO”) business, which decreased 10% year-over-year.

•
Our staffing/interim margins were stable in the quarter as increases in the Americas and Southern Europe (partly due to the benefit of the CICE payroll tax credit) offset lower gross profit margins in Northern Europe and APME.

The 7.7% decline in selling and administrative expenses in the second quarter of 2013 (-7.5% in constant currency and -7.7% in organic constant currency) was attributed to:

•	a decrease in our organic salary-related costs, because of lower headcount and lower variable incentive-based costs;

•	a decrease in lease costs because we have closed offices since the second quarter of 2012;

•
legal costs of $10.0 million in the U.S. in the second quarter of 2012 , primarily related to the entry into a settlement agreement in connection with a lawsuit involving allegations regarding the Company’s vacation pay practices in Illinois, as compared to no such legal costs recorded in 2013; and

•	a 0.2% decrease due to the impact of currency exchange rates; partially offset by

•
restructuring costs of $20.0 million, comprised of $4.4 million in the Americas, $3.3 million in Southern Europe, $9.3 million in Northern Europe, $0.4 million in APME and $2.6 million at Right Management for the three months ended June 30, 2013, compared to restructuring costs of $18.7 million, comprised of $10.4 million at Right Management and $8.3 million in the Americas, for the three months ended June 30, 2012; and

•	the additional recurring selling and administrative costs as a result of the acquisition in Northern Europe.

Selling and administrative expenses as a percent of revenues decreased 60 basis points (0.60%) in the second quarter of 2013 compared to 2012. The change in selling and administrative expenses as a percent of revenues consists of:

•	a 30 basis point (-0.30%) favorable impact due to the decrease in our organic salary-related costs and lease costs as noted above;

•	a 20 basis point (-0.20%) favorable impact due to the decrease in legal costs as noted above; and

•
a 10 basis point (-0.10%) favorable impact due to the decrease of non-personnel related costs, excluding legal costs noted above, as a result of the simplification and cost recalibration actions taken.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $10.3 million in the second quarter of 2013 compared to $11.3 million in the second quarter of 2012. Net interest expense increased $0.6 million in the second quarter of 2013 to $9.4 million from $8.8 million in the second quarter of 2012. Other expenses were $0.9 million in the second quarter of 2013 compared to $2.5 million in the second quarter of 2012.

We recorded an income tax expense at an effective rate of 42.1% for the three months ended June 30, 2013, as compared to an effective rate of 50.7% for the three months ended June 30, 2012. The 2013 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, and by the reinstatement of the 2013 United States Federal Work Opportunity Tax Credit (“WOTC”). Excluding the impact of the non-recurring items (the restructuring charges in 2013 and 2012 and the U.S. legal cost in 2012) and the French business tax, our tax rate for the three months ended June 30, 2013 and 2012 would have been approximately 31% and 34%, respectively. The 31% rate was lower than the U.S. Federal statutory rate of 35% due to the overall mix of earnings and the current year WOTC. The 42.1% effective tax rate was higher than the U.S. Federal statutory rate of 35% and we currently expect an annual effective tax rate of approximately 40%, due primarily to the impact of valuation allowances, other permanent items and the French business tax.

Net earnings per share - diluted was $0.87 for the three months ended June 30, 2013 compared to $0.51 for the three months ended June 30, 2012. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.01 per share for the three months ended June 30, 2013.

Weighted average shares - diluted decreased 2.3% to 78.6 million for the three months ended June 30, 2013 from 80.4 million for the three months ended June 30, 2012. This decrease is primarily a result of the repurchase of 2.7 million shares during 2012 subsequent to June 30, 2012.

Operating Results - Six Months Ended June 30, 2013 and 2012

The following table presents selected consolidated financial data for the six months ended June 30, 2013 as compared to 2012.

(in millions, except per share data)	2013	2012	Variance	Constant Currency Variance
Revenues from services	$9,809.6	$10,303.1	(4.8)%	(4.3)%
Cost of services	8,183.1	8,594.0	(4.8)	(4.3)
Gross profit	1,626.5	1,709.1	(4.8)	(4.4)
Gross profit margin	16.6%	16.6%
Selling and administrative expenses	1,444.0	1,520.9	(5.1)	(4.7)
Operating profit	182.5	188.2	(3.1)	(1.5)
Operating profit margin	1.9%	1.8%
Interest and other expenses	21.8	23.1	(5.7)
Earnings before income taxes	160.7	165.1	(2.7)	(1.1)
Provision for income taxes	68.6	83.9	(18.3)
Effective income tax rate	42.7%	50.8%
Net earnings	$92.1	$81.2	13.4	16.0
Net earnings per share – diluted	$1.17	$1.01	15.8	18.8
Weighted average shares – diluted	78.6	80.8	(2.7)%

The year-over-year decrease in revenues from services of 4.8% (-4.3% in constant currency and -4.6% on an organic constant currency basis) was attributed to:

•
decreased demand for services in several of our markets within the Americas, Southern Europe and Northern Europe, where revenues decreased 2.7% (-2.1% in constant currency), 6.8% (-8.0% in constant currency and -8.2% in organic constant currency) and 3.2% (-3.7% on a constant currency basis and -4.1% on an organic constant currency basis), respectively. Several of our larger markets such as France and Italy experienced revenue declines of 9.3% (-10.4% in constant currency and -10.8% in organic constant currency) and 1.0% (-2.1% on a constant currency basis), respectively, due to the current economic environments in those countries;

•
revenue decline in the United States of 3.0% primarily due to a decrease of our larger strategic account client revenues because of softening demand, a large client project in our Manpower business line that concluded in the first quarter of 2013 and strong price discipline on new business opportunities;

•	decreased demand for talent management services at Right Management, where these revenues decreased 11.3% (-10.8% on a constant currency basis);

•	the unfavorable impact of approximately 0.4% from one less day in the period; and

•	a 0.5% decrease due to the impact of currency exchange rates; partially offset by

•	revenue increase in APME of 0.2% in constant currency primarily due to growth in the permanent recruitment business; and

•
our acquisitions of two entities in April 2012, one in Southern Europe and one in the Americas, and one entity in April 2013 in Northern Europe, which combined to add 0.3% of revenue growth to our consolidated results.

Gross profit margin was flat year-over-year and was primarily attributed to:

•	a 10 basis point (0.10%) increase from our higher-margin ManpowerGroup Solutions business; offset by

•	a 10 basis point (-0.10%) unfavorable impact resulting from the decline in our permanent recruitment business, which decreased 5% year-over-year.

•
Our staffing/interim margins were stable in first half of 2013 as increases in the Americas and Southern Europe (due to the benefit of the CICE payroll tax credit) offset lower gross profit margins in Northern Europe and APME.

The 5.1% decline in selling and administrative expenses for the six months ended June 30, 2013 (-4.7% in constant currency and -5.0% in organic constant currency) was attributed to:

•	a decrease in our organic salary-related costs, because of lower headcount and lower variable incentive-based costs;

•	a decrease in lease costs because we have closed offices since the second quarter of 2012;

•	legal costs of $10.0 million in the U.S. for the six months ended June 30, 2012 compared to no such legal costs recorded in 2013; and

•	a 0.4% decrease due to the impact of currency exchange rates; partially offset by

•
restructuring costs of $54.8 million, comprised of $10.3 million in the Americas, $4.5 million in Southern Europe, $26.4 million in Northern Europe, $2.8 million in APME, $6.4 million at Right Management and $4.4 million in corporate expenses for the six months ended June 30, 2013, compared to restructuring costs of $18.7 million, comprised of $10.4 million at Right Management and $8.3 million in the Americas, for the six months ended June 30, 2012; and

•	the additional recurring selling and administrative costs as a result of the acquisitions in Southern Europe, Northern Europe and the Americas.

Selling and administrative expenses as a percent of revenues decreased 10 basis points (0.10%) for the six months ended June 30, 2013 compared to 2012. The change in selling and administrative expense as a percent of revenues consists of:

•	a 20 basis point (-0.20%) favorable impact due to the decrease in our organic salary-related costs and lease costs;

•
 a 20 basis point (-0.20%) favorable impact due to the decrease of non-personnel related costs, excluding legal costs noted above, as a result of the simplification and cost recalibration actions taken; and

•	a 10 basis point (-0.10%) favorable impact due to the decrease in legal costs as noted above; partially offset by

•	a 40 basis point (0.40%) increase due to the restructuring costs of $54.8 million for the six months ended June 30, 2013 compared to $18.7 million for the six months ended June 30, 2013.

Interest and other expenses were $21.8 million for the six months ended June 30, 2013 compared to $23.1 million for the six months ended June 30, 2012. Net interest expense increased $1.6 million for the six months ended June 30, 2013 to $19.2 million from $17.6 million for the six months ended June 30, 2012. Other expenses were $2.6 million for the six months ended June 30, 2013 compared to $5.5 million for the six months ended June 30, 2012.

We recorded an income tax expense at an effective rate of 42.7% for the six months ended June 30, 2013, as compared to an effective rate of 50.8% for the six months ended June 30, 2012. The 2013 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, and by the 2012 and 2013 WOTC, which was reinstated in January of 2013, retroactive to January 1, 2012. Excluding the impact of the non-recurring items (the restructuring charges in 2013 and 2012 and the U.S. legal cost in 2012 and the prior-year WOTC recognized in 2013) and the French business tax, our tax rate for the six months ended June 30, 2013 and 2012 would have been approximately 31% and 35%, respectively.

Net earnings per share - diluted was $1.17 for the six months ended June 30, 2013 compared to $1.01 for the six months ended June 30, 2012. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.02 per share for the six months ended June 30, 2013.

Weighted average shares - diluted decreased 2.7% to 78.6 million for the six months ended June 30, 2013 from 80.8 million for the six months ended June 30, 2012. This decrease is primarily a result of the repurchase of 2.7 million shares during 2012 subsequent to June 30, 2012.

Segment Operating Results

On a consolidated basis, the French business tax is reported in provision for income taxes, in accordance with the current accounting guidance on income taxes. Prior to the second quarter of 2013, we internally reviewed the financial results of our French operations including the French business tax within Operating Unit Profit (“OUP”) given the operational nature of these taxes. While we continue to view this tax as operational, during the second quarter of 2013 we changed our internal reporting to exclude the French business tax from the OUP of our France reportable segment. Therefore our France reportable segment OUP now excludes the business tax and we no longer need to show the business tax amount separately to reconcile to the consolidated results. All previously reported segment results have been restated to conform to the current year presentation. This change in segment reporting has no impact on our reporting of consolidated results.

Americas

In the Americas, revenues from services decreased 1.4% (-1.1% in constant currency) in the second quarter of 2013 compared to 2012. In the United States, revenues from services declined 1.9% in the second quarter of 2013 compared to 2012. The revenue decline in the United States was attributable to a large client project in our Manpower business line that concluded in the first quarter of 2013 and strong price discipline in accepting new business opportunities. This decline was partially offset by an increase in ManpowerGroup Solutions revenues of 16.3%, primarily driven by our RPO and Managed Service Provider (“MSP”) businesses, and an increase in our permanent recruitment revenues of 6.5% in the United States for the second quarter of 2013 compared to 2012. In Other Americas, revenues from services declined 0.5% (0.4% increase in constant currency) in the second quarter of 2013 compared to 2012, with revenue growth in Canada and Argentina of 9.6% and 4.3%, respectively, in constant currency and a revenue decline in Mexico of 0.8% in constant currency.

In the Americas, revenues from services decreased 2.7% (-2.1% in constant currency) in the first half of 2013 compared to 2012. In the United States, revenues from services declined 3.0% in the first half of 2013 compared to 2012. The revenue decline in the United States was attributable to a decline in staffing/interim services in the Manpower and Experis business lines as we had approximately one less billing day for the six months ended June 30, 2013 compared to 2012, softening of demand from our larger strategic accounts in the first half of 2013 compared to 2012, a large client project in our Manpower business line that concluded in the first quarter of 2013 and strong price discipline in accepting new business opportunities. These declines were partially offset by an increase in ManpowerGroup Solutions revenues of 14.9% and an increase in our permanent recruitment revenues of 6.5% in the United States for the first half of 2013 compared to 2012. In Other Americas, revenues from services declined 2.2% (-0.5% in constant currency and -0.8% on an organic constant currency basis) in the first half of 2013 compared to 2012, with revenue growth in Canada of 9.7% in constant currency (7.5% on an organic constant currency basis) and revenue declines in Mexico and Argentina of 1.6% and 3.1%, respectively, in constant currency.

Gross profit margin increased in the second quarter of 2013 compared to 2012 due to the favorable impact of improved staffing/interim gross profit margin resulting from stronger pricing discipline in the United States, as well as continued growth in our ManpowerGroup Solutions and permanent recruitment businesses.

Gross profit margin increased in the first half of 2013 compared to 2012 due to the favorable impact of improved staffing/interim gross profit margin resulting from lower employment tax costs and stronger pricing discipline in the United States, as well as continued growth in our ManpowerGroup Solutions and permanent recruitment businesses.

In the second quarter of 2013, selling and administrative expenses decreased 11.0% in constant currency due to $10.0 million of legal costs incurred in the second quarter of 2012, as well as a decrease in restructuring costs with $4.4 million incurred in the second quarter of 2013 compared to $8.3 million in the second quarter of 2012. Excluding these restructuring costs and legal costs, expenses decreased due to declines in salary-related and lease costs in the Americas.

In the first half of 2013, selling and administrative expenses decreased 3.8% in constant currency due to $10.0 million of legal costs incurred in the first half of 2012. Excluding these legal costs, expenses were down slightly in constant currency due to the decline in lease costs.

OUP margin in the Americas was 3.7% and 1.6% for the second quarter of 2013 and 2012, respectively. In the United States, OUP margin was 4.1% in the second quarter of 2013 compared to 1.0% in 2012. The margin increase in the second quarter of 2013 in the United States was due to the legal costs and restructuring costs noted above, as well as the improvement in the gross profit margin as noted above. Other Americas OUP margin was 3.1% in the second quarter of 2013 compared to 2.7% in the second quarter of 2012. The increase in the Other Americas OUP margin was due to the improvement in the gross profit margin.

OUP margin in the Americas was 2.6% and 1.8% for the first half of 2013 and 2012, respectively. In the United States, OUP margin was 2.6% in the first half of 2013 compared to 1.0% in 2012. The margin increase in the first half of 2013 in the United States was due to the legal costs as well as the improvement in the gross profit margin as noted above. Other Americas OUP margin was 2.7% in the first half of 2013 compared to 3.3% in the first half of 2012. The decrease in the Other Americas OUP margin was due to restructuring costs.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services decreased 4.7% (-6.6% in constant currency) in the second quarter of 2013 compared to 2012. In France and Italy (which represent 73% and 15%, respectively, of Southern Europe’s revenues), revenues from services decreased 9.1% and 0.2% in constant currency, respectively, in the second quarter of 2013 compared to 2012. The decrease in France is due primarily to a softening demand in the staffing/interim business, and an 18.1% decline in constant currency in the permanent recruitment business. The decrease in Italy is mostly due to a 5.3% decline in constant currency in the Experis business line partially offset by the increase in the ManpowerGroup Solutions business. In Other Southern Europe, revenues from services increased 6.8% (3.7% in constant currency) during the second quarter of 2013 compared to 2012 driven by the revenue increase in Portugal due to the increases in the Manpower staffing and ManpowerGroup Solutions businesses.

Revenues from services decreased 6.8% (-8.0% in constant currency and -8.2% on an organic constant currency basis) in the first half of 2013 compared to 2012. In France and Italy, revenues from services decreased 10.8% in organic constant currency and 2.1% in constant currency, respectively, in the first half of 2013 compared to 2012. The decrease in France is due primarily to one less billing day in the first half of 2013 compared to 2012, a softening demand in the staffing/interim business, and a 25.1% decline in constant currency in the permanent recruitment business. The decrease in Italy is mostly due to one less billing day in the first half of 2013 compared to 2012 as well as a 7.0% decline in constant currency in the permanent recruitment business. In Other Southern Europe, revenues from services increased 2.9% (0.9% in constant currency) during the first half of 2013 compared to 2012 driven by the 11.1% revenue decline in Spain due to the weak economic conditions in that market partially offset by the revenue increase in Portugal due to the increases in the Manpower staffing and ManpowerGroup Solutions businesses.

Gross profit margin increased in the second quarter of 2013 compared to 2012 due primarily to the CICE payroll tax credit in France, which was partially offset by the decrease in our permanent recruitment business.

Gross profit margin increased in the first half of 2013 compared to 2012 due primarily to the CICE payroll tax credit in France, which was partially offset by the decrease in our permanent recruitment business and pricing pressures in Italy that unfavorably impacted staffing/interim gross margins.

Selling and administrative expenses decreased 0.7% (-2.6% in constant currency) during the second quarter of 2013 compared to 2012 primarily related to the decrease in salary-related costs due to lower headcount, partially offset by the $3.3 million of restructuring costs.

Selling and administrative expenses decreased 4.2% (-5.4% in constant currency and -5.9% on an organic constant currency basis) during the first half of 2013 compared to 2012 primarily related to the decrease in organic salary-related costs due to lower headcount, partially offset by the $4.5 million of restructuring costs and the additional recurring selling and administrative costs resulting from the 2012 Damilo acquisition in France.

OUP margin in Southern Europe was 3.1% for the second quarter of 2013 compared to 2.7% for 2012. In France, the OUP margin was 3.1% for the second quarter of 2013 compared to 2.4% for 2012, due to the improvement in our gross profit margin and the decrease in salary-related costs due to lower headcount, partially offset by the restructuring costs in the second quarter of 2013. In Italy, the OUP margin was 5.3% for the second quarter of 2013 compared to 4.6% for 2012, due to the slight increase in gross profit margin and the decrease in salary-related costs due to lower headcount. Other Southern Europe’s OUP margin declined to 0.6% for the second quarter of 2013 from 1.6% in 2012 due to the decrease in the gross profit margin.

OUP margin in Southern Europe was 3.0% for the first half of 2013 compared to 2.5% for 2012. In France, the OUP margin was 2.9% for the first half of 2013 compared to 2.1% for 2012, due to the improvement in our gross profit margin and the decrease in salary-related costs due to lower headcount, partially offset by the impact of one less billing day. In Italy, the OUP margin was 4.9% for the first half of 2013 compared to 5.0% for 2012, due to the decrease in gross profit margin and the impact of one less billing day, partially offset by the decrease in salary-related costs due to lower headcount. Other Southern Europe’s OUP margin declined to 0.9% for the first half of 2013 from 1.7% in 2012 due to the decrease of the gross profit margin, restructuring costs in the first half of 2013, and an increase in salary-related costs.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany and the Netherlands (comprising 30%, 25%, 12%, and 9%, respectively, of Northern Europe’s revenues), revenues from services decreased 1.2% (-1.6% in constant currency and -2.6% on an organic constant currency basis) in the second quarter of 2013 as compared to 2012. The decrease in revenues from services was primarily attributable to the 11.4% decline in our Experis business line, which saw softening demand for IT services, particularly among our larger clients, in both our interim and permanent recruitment businesses.

Revenues from services decreased 3.2% (-3.7% in constant currency and -4.1% on an organic constant currency basis) in the first half of 2013 as compared to 2012. The decrease in revenues from services was primarily attributable to having one less billing day in the first half of 2013 compared to 2012 and the 14.1% decline in our Experis business line, which saw softening demand for IT services, particularly among our larger clients, in both our interim and permanent recruitment businesses, as well as slight declines in our Manpower and ManpowerGroup Solutions businesses.

Gross profit margin decreased in the second quarter of 2013 compared to 2012 due to the decline in our staffing/interim margins as we experienced lower bench utilization in our Manpower business line in Sweden and new collective labor agreements and higher holiday pay costs in Germany, encountered general pricing pressures in several markets, and saw a 6.9% decrease in constant currency in our permanent recruitment business.

Gross profit margin decreased in the first half of 2013 compared to 2012 due to the decline in our staffing/interim margins as we experienced lower bench utilization in our Manpower business line in Sweden and new collective labor agreements and higher holiday pay costs in Germany, encountered general pricing pressures in several markets, and saw a 11.7% decrease in constant currency in our permanent recruitment business.

Selling and administrative expenses decreased 6.0% (-7.0% decrease in constant currency and -7.8% on an organic constant currency basis) in the second quarter of 2013 compared to 2012. The decrease in selling and administrative expenses was due primarily to lower headcount, which reduced compensation-related expenses such as salaries and variable incentive-based costs, and lower lease costs, partially offset by the $9.3 million of restructuring costs and the additional recurring selling and administrative costs resulting from an acquisition in April 2013.

Selling and administrative expenses decreased 2.6% (-3.6% decrease in constant currency and -4.0% on an organic constant currency basis) in the first half of 2013 compared to 2012. The decrease in selling and administrative expenses was due primarily to lower headcount, which reduced compensation-related expenses such as salaries and variable incentive-based costs, and lower lease costs, partially offset by the $26.4 million of restructuring costs and the additional recurring selling and administrative costs resulting from an acquisition in April 2013.

OUP margin for Northern Europe was 2.4% and 2.8% for the second quarter of 2013 and 2012, respectively. The decline in OUP margin was the result of the decrease in the gross profit margin and restructuring costs, partially offset by the decrease in compensation-related expenses and lease costs.

OUP margin for Northern Europe was 1.6% and 2.9% for the first half of 2013 and 2012, respectively. The decline in OUP margin was the result of the decrease in the gross profit margin, the impact of one less billing day and restructuring costs, partially offset by the decrease in compensation-related expenses and lease costs.

APME

In APME, revenues from services decreased 6.0% (1.9% increase in constant currency) in the second quarter of 2013 compared to 2012. In Japan (which represents 37% of APME’s revenues), revenues from services decreased 1.5% in constant currency due primarily to continued declining demand for our staffing/interim services, partially offset by an increase in the permanent recruitment business. In Australia (which represents 23% of APME’s revenues), revenues from services were down 5.8% in constant currency for the second quarter of 2013 compared to 2012 due to the decreased demand for interim services in our Experis business line, partially offset by the increase in the permanent recruitment business and one additional billing day in the second quarter of 2013 compared to 2012.

Revenues from services decreased 6.5% (0.2% increase in constant currency) in the first half of 2013 compared to 2012. In Japan, revenues from services decreased 3.3% in constant currency due primarily to declining demand for our staffing/interim services and three fewer billing days in the first half of 2013 compared to 2012, partially offset by an increase in the permanent recruitment business. In Australia, revenues from services were down 7.5% in constant currency for the first half of 2013 compared to 2012 due to the decreased demand for interim services in our Experis business line, partially offset by an increase in the permanent recruitment business.

Gross profit margin decreased in the second quarter and first half of 2013 compared to 2012 due to a decrease in our staffing/interim gross profit margin from modest pricing pressures and change in business mix, as well as the 5.1% and 5.8%, respectively, decline in constant currency in our permanent recruitment business.

Selling and administrative expenses decreased 12.7% (-5.3% in constant currency) in the second quarter of 2013 compared to 2012 related to reduced compensation-related expenses such as salaries and variable incentive-based costs due to lower headcount, partially offset by $0.4 million of restructuring costs.

Selling and administrative expenses decreased 10.0% (-3.7% in constant currency) in the first half of 2013 compared to 2012 related to reduced compensation-related expenses such as salaries and variable incentive-based costs due to lower headcount, partially offset by $2.8 million of restructuring costs.

OUP margin for APME was 3.3% for both the second quarter of 2013 and 2012, as the favorable impact from the decrease in salary-related costs from lower headcount was offset by the decrease in our gross profit margin.

OUP margin for APME was 2.8% in the first half of 2013 compared to 3.1% in 2012. OUP margin decreased for the first half of 2013 compared to 2012 due to the decrease in our gross profit margin, $2.8 million of restructuring costs and the impact of one less billing day, partially offset by the decrease in salary-related costs due to lower headcount.

Right Management

Revenues from services decreased 3.5% (-2.0% in constant currency). The decrease was due to the decline in demand for our talent management business, as we are seeing a longer sales cycle as clients continue to defer their discretionary spending. Our countercyclical outplacement services increased 2.1% in constant currency in the second quarter of 2013 compared to 2012, a slight improvement over the increase seen in the first quarter, however, still a significant moderation from the growth rates seen in the quarters in 2012 as there are a lower number of large outplacement projects, primarily in the Americas, as well as clients opting for programs with shorter durations.

Revenues from services decreased 3.7% (-2.3% in constant currency). The decrease was due to the decline in demand for our talent management business, partially offset by the 1.8% increase in outplacement services in constant currency in the first half of 2013 compared to 2012.

Gross profit margin increased in the second quarter of 2013 compared to 2012 due to the change in business mix as the higher-margin outplacement business represented a greater percentage of the revenue mix.

Gross profit margin decreased slightly in the first half of 2013 compared to 2012 due to the margin deterioration in both the outplacement business and talent management business, offset by the change in business mix as the higher-margin outplacement business represented a greater percentage of the revenue mix.

Selling and administrative expenses decreased 20.9% (-19.9% in constant currency) in the second quarter of 2013 compared to 2012 due mostly to the decrease in restructuring costs to $2.6 million recorded in the second quarter of 2013 compared to $10.4 million in the second quarter of 2012, as well as the cost savings from the cost recalibration program put in place in 2012 favorably impacted expense levels.

Selling and administrative expenses decreased 13.1% (-12.1% in constant currency) in the first half of 2013 compared to 2012 as the cost savings from the cost recalibration program put in place in 2012 favorably impacted expense levels, as well as a decrease in restructuring costs to $6.4 million recorded in the first half of 2013 compared to $10.4 million in the first half of 2012.

OUP margin for Right Management was 9.2% in the second quarter of 2013 compared to -3.5% in 2012. The OUP margin for the second quarter of 2013 improved due to the decrease in selling and administrative expenses from the decline in restructuring costs and cost savings from the cost recalibration program noted above, as well as the increase in the gross profit margin.

OUP margin for Right Management was 6.0% in the first half of 2013 compared to -0.3% in 2012. The OUP margin for the first half of 2013 improved due to the decrease in selling and administrative expenses from the decline in restructuring costs and cost savings from the cost recalibration program noted above, partially offset by the slight decrease in the gross profit margin.

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

Reconciliation of these Non-GAAP percent variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended June 30, 2013 Compared to 2012
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$748.5	(1.9)%	-%	(1.9)%	-%	(1.9)%
Other Americas	387.2	(0.5)	(0.9)	0.4	-	0.4
	1,135.7	(1.4)	(0.3)	(1.1)	-	(1.1)

Southern Europe:
France	1,320.6	(7.5)	1.6	(9.1)	-	(9.1)
Italy	278.4	1.6	1.8	(0.2)	-	(0.2)
Other Southern Europe	203.0	6.8	3.1	3.7	-	3.7
	1,802.0	(4.7)	1.9	(6.6)	-	(6.6)

Northern Europe	1,398.8	(1.2)	0.4	(1.6)	1.0	(2.6)
APME	623.3	(6.0)	(7.9)	1.9	-	1.9
Right Management	80.9	(3.5)	(1.5)	(2.0)	-	(2.0)
Consolidated	$5,040.7	(3.2)	(0.3)	(2.9)	0.2	(3.1)

Gross Profit	$836.4	(2.9)	(0.3)	(2.6)	0.2	(2.8)
Selling and Administrative Expenses	$708.3	(7.7)	(0.2)	(7.5)	0.2	(7.7)
Operating Profit	$128.1	35.6	(1.6)	37.2	0.5	36.7

(a)  In millions for the three months ended June 30, 2013.

	6 Months Ended June 30, 2013 Compared to 2012
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,454.6	(3.0)%	-%	(3.0)%	-%	(3.0)%
Other Americas	774.1	(2.2)	(1.7)	(0.5)	0.3	(0.8)
	2,228.7	(2.7)	(0.6)	(2.1)	0.1	(2.2)

Southern Europe:
France	2,465.8	(9.3)	1.1	(10.4)	0.4	(10.8)
Italy	536.3	(1.0)	1.1	(2.1)	-	(2.1)
Other Southern Europe	396.4	2.9	2.0	0.9	-	0.9
	3,398.5	(6.8)	1.2	(8.0)	0.2	(8.2)

Northern Europe	2,769.1	(3.2)	0.5	(3.7)	0.4	(4.1)
APME	1,255.8	(6.5)	(6.7)	0.2	-	0.2
Right Management	157.5	(3.7)	(1.4)	(2.3)	-	(2.3)
Consolidated	$9,809.6	(4.8)	(0.5)	(4.3)	0.3	(4.6)

Gross Profit	$1,626.5	(4.8)	(0.4)	(4.4)	0.2	(4.6)
Selling and Administrative Expenses	$1,444.0	(5.1)	(0.4)	(4.7)	0.3	(5.0)
Operating Profit	$182.5	(3.1)	(1.6)	(1.5)	0.3	(1.8)

(a)  In millions for the six months ended June 30, 2013.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. During the second quarter of 2013, we repatriated $136.2 million of the foreign earnings. As of June 30, 2013, we had $144.0 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred taxes related to those foreign earnings not considered to be permanently invested. As of June 30, 2013, we have identified approximately $260.9 million of non-United States earnings that are not permanently invested. We may repatriate additional earnings in the future as cash needs arise.

Cash used in operating activities was $71.6 million during the first half of 2013 compared to $39.6 million during the first half of 2012. This increase is primarily due to changes in our operating assets and liabilities, due to the timing of collections, accruals and payments. Changes in operating assets and liabilities utilized $242.8 million of cash during the first half of 2013 compared to $191.2 million during the first half of 2012.

Accounts receivable decreased to $4,172.0 million as of June 30, 2013 from $4,179.0 million as of December 31, 2012. This decrease is due to changes in foreign currency exchange rates, which fully offset an increase due to collections being impacted by the last two days of June falling on a weekend. At constant exchange rates, the June 30, 2013 balance would have been approximately $113.8 million higher than reported.

Capital expenditures were $25.1 million in the first half of 2013 compared to $33.8 million in the first half of 2012. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments. The expenditures were higher in the first half of 2012 primarily due to office consolidations and realignments, as well as several leasehold improvement projects.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $16.9 million and $34.0 million for the first half of 2013 and 2012, respectively.

Cash change due to net debt borrowings was an outflow of $229.8 million in the first half of 2013 compared to an inflow of $55.6 million in the first half of 2012. On June 14, 2013, upon maturity, we paid off our €200.0 million 4.75% notes with available cash. Our €350.0 million 4.5% notes are due June 2018. The credit terms of any replacement borrowings, including interest rate and facility fees, will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we need additional financing.

As of June 30, 2013, we had letters of credit totaling $0.9 million issued under our $800.0 million revolving credit facility. Additional borrowings of $799.1 million were available to us under the credit agreement as of June 30, 2013.

The $800.0 million revolving credit agreement requires that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 0.99 to 1 and a fixed charge coverage ratio of 2.82 to 1 as of June 30, 2013. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of June 30, 2013, such credit lines totaled $427.4 million, of which $348.5 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $221.1 million could have been made under these lines as of June 30, 2013.

In December 2012, the Board of Directors authorized the repurchase of 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. No repurchases were made during the first half of 2013. During the first half of 2012, we purchased a total of 878,897 shares, comprised of 619,257 shares under the 2010 authorization and 259,640 shares under the 2011 authorization. As of June 30, 2013, there were 8.0 million shares remaining authorized for repurchase under the 2012 authorization.

On April 30, 2013, the Board of Directors declared a semi-annual cash dividend of $0.46 per share, which was paid on June 14, 2013 to shareholders of record on June 3, 2013.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,745.2 million as of June 30, 2013 compared to $1,989.1 million as of December 31, 2012.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $156.8 million and $166.8 million as of June 30, 2013 and December 31, 2012, respectively, consisting of $118.5 million and $128.9 million for guarantees, respectively, and $38.3 million and $37.9 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.9 million and $0.8 million in the first half of 2013 and 2012, respectively.

We recorded net restructuring costs of $54.8 million and $21.0 million in the six months ended June 30, 2013 and 2012, respectively, in selling and administrative expenses, related to severances and office closures in several countries. During the six months ended June 30, 2013, we made payments of $46.6 million out of our restructuring reserve. We expect a majority of the remaining $49.6 million reserve will be paid in 2013. Changes in the restructuring costs by reportable segment and Corporate are shown in Note 5 to the Consolidated Financial Statements.

In the fourth quarter of 2012, we implemented a simplification and cost recalibration plan that impacts all of our segments as well as our corporate functions. The goal of our plan is to simplify our organization by creating the right agility and speed, and focuses around four different areas: organization design, programs, delivery models, and technology structure. With this plan in place, we expect a reduction in selling and administrative expenses of over $180 million in 2013. We anticipate further restructuring costs, and estimate that we will achieve additional savings in selling and administrative expenses as we continue to execute our plan.

Legal Regulations

The French government passed legislation effective January 1, 2013 to improve competitiveness and reduce employment costs by offering payroll tax credits to most French and foreign enterprises subject to corporate tax in France. This law, CICE, provides credits based on a percentage of wages paid to employees receiving less than two and a half times the French minimum wage. The payroll tax credit is equal to 4% of eligible wages in 2013 and increases to 6% of eligible wages in 2014 and 2015. We will receive the credit as a reduction of our current income taxes payable, with any amounts not creditable against our current income tax payable being paid to us after three years. Given the amount of our current income taxes payable, we expect the majority of the cash to be received at the end of this three-year carry forward period. We intend to use the credit to invest in employment opportunities and to improve our competitiveness, as required by the law. We are uncertain what impact, if any, this credit will have on overall market pricing or on client requests for pricing concessions, either of which could reduce the net benefit we receive from these credits. The CICE credit is accounted for as a reduction of our cost of services in the period earned, and we expect it will have a favorable impact on our consolidated gross profit margin, as well as our margins in France and Southern Europe.

In Germany, six labor unions representing approximately two-thirds of the market for temporary workers entered into new Collective Labor Agreements with the temporary help industry. Nine of these new agreements became effective between November 2012 and July 2013. We expect additional unions representing temporary workers to negotiate similar arrangements. These agreements will require, among other things, higher wages to temporary employees. This will have an unfavorable impact on our gross profit margin in Germany, as we pass on many of these additional costs to the client without a mark-up. However, we currently do not expect a significant impact on our consolidated or Northern Europe financial results.

In June 2013, the employer mandate provisions of the new U.S. healthcare legislation, Patient Protection and Affordable Care Act (PPACA), were delayed until 2015 from the original effective date of 2014. The employer mandate provisions of PPACA are expected to have the greatest financial impact on us and our clients with U.S.-based employees. We expect this legislation will increase the employment costs of our permanent employees and our associates, but we continue to assess the potential impact. Our intention is to pass on to our U.S. clients any cost increases related to our associates, however there is no assurance that we will be fully successful.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In December 2012, the Board of Directors authorized the repurchase of 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of June 30, 2013, there were 8.0 million shares remaining authorized for repurchase under the 2012 authorization. The following table shows the total amount of shares repurchased during the second quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plans
April 1- 30, 2013	-	$-	-	8,000,000
May 1 - 31, 2013	-	-	-	8,000,000
June 1 - 30, 2013	-	-	-	8,000,000

Item 5 – Other Information

At our Annual Meeting of Shareholders held on April 30, 2013, our shareholders approved amendments to our Articles of Incorporation (the “Articles”) to eliminate the classification of our Board of Directors beginning at the 2014 Annual Meeting. In conjunction with the Articles amendments, on July 30, 2013, the Board of Directors adopted amendments to our Amended and Restated By-Laws (the “By-Laws”) to remove the classification of our Board of Directors. A copy of the Amended and Restated By-Laws are attached as Exhibit 3.2 to this Form 10-Q.

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

(c)	audit services with respect to certain procedures for governmental requirements and other services.

Item 6 – Exhibits

3.1	Amended and Restated Articles of Incorporation of ManpowerGroup Inc.

3.2	Amended and Restated By-Laws of ManpowerGroup Inc.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: August 2, 2013

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of ManpowerGroup Inc.

3.2	Amended and Restated By-Laws of ManpowerGroup Inc.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.