Form 10-Q
period 2013-09-30
ManpowerGroup Inc.
filed 2013-11-01
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
September 30, 2013
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at October 30, 2013
Common Stock, $.01 par value	78,993,927

ManpowerGroup Inc.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-15
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4	Controls and Procedures	28

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 5	Other Information	29
Item 6	Exhibits	30

SIGNATURES		31

EXHIBIT INDEX		32

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	September 30,	December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$488.7	$648.1
Accounts receivable, less allowance for doubtful accounts of $119.1 and $118.0, respectively	4,294.1	4,179.0
Prepaid expenses and other assets	158.9	172.9
Future income tax benefits	69.5	60.6
Total current assets	5,011.2	5,060.6

OTHER ASSETS:
Goodwill	1,060.0	1,041.3
Intangible assets, less accumulated amortization of $238.8 and $213.2, respectively	313.9	330.6
Other assets	549.1	395.3
Total other assets	1,923.0	1,767.2

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	708.9	704.1
Less: accumulated depreciation and amortization	537.0	519.3
Net property and equipment	171.9	184.8
Total assets	$7,106.1	$7,012.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2013	2012
CURRENT LIABILITIES:
Accounts payable	$1,552.8	$1,466.5
Employee compensation payable	216.4	210.7
Accrued liabilities	524.8	533.8
Accrued payroll taxes and insurance	621.1	685.7
Value added taxes payable	505.3	472.5
Short-term borrowings and current maturities of long-term debt	40.3	308.0
Total current liabilities	3,460.7	3,677.2

OTHER LIABILITIES:
Long-term debt	476.2	462.1
Other long-term liabilities	375.8	372.5
Total other liabilities	852.0	834.6

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 111,309,645 and 109,543,492 shares, respectively	1.1	1.1
Capital in excess of par value	2,966.1	2,873.2
Retained earnings	1,252.8	1,101.5
Accumulated other comprehensive income	75.3	34.4
Treasury stock at cost, 32,704,740 and 32,896,063 shares, respectively	(1,501.9)	(1,509.4)
Total shareholders’ equity	2,793.4	2,500.8
Total liabilities and shareholders’ equity	$7,106.1	$7,012.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues from services	$5,188.8	$5,172.3	$14,998.4	$15,475.4
Cost of services	4,335.2	4,316.1	12,518.3	12,910.1
Gross profit	853.6	856.2	2,480.1	2,565.3
Selling and administrative expenses	691.2	737.6	2,135.2	2,258.5
Operating profit	162.4	118.6	344.9	306.8
Interest and other expenses	5.4	10.1	27.2	33.2
Earnings before income taxes	157.0	108.5	317.7	273.6
Provision for income taxes	62.3	45.4	130.9	129.3
Net earnings	$94.7	$63.1	$186.8	$144.3
Net earnings per share – basic	$1.21	$0.79	$2.41	$1.81
Net earnings per share – diluted	$1.18	$0.79	$2.36	$1.79
Weighted average shares – basic	78.4	79.5	77.6	79.9
Weighted average shares – diluted	80.0	80.0	79.2	80.6

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$94.7	$63.1	$186.8	$144.3
Other comprehensive income (loss):
Foreign currency translation adjustments	92.5	8.5	52.9	(27.1)
Translation adjustments on net investment hedge, net of income taxes of $(6.7), $(3.4), $(2.9) and $2.4, respectively	(11.0)	(5.5)	(4.8)	3.9
Translation adjustments of long-term intercompany loans	18.5	(6.6)	(7.6)	17.7
Unrealized (loss) gain on investments, net of income taxes of $(0.8), $0.5, $(0.8) and $1.0, respectively	(2.6)	1.5	(2.6)	3.2
Defined benefit pension plans and retiree health care plan, less income taxes of $0.3, $0.2, $1.3 and $0.3, respectively	0.8	0.4	3.0	0.7
Total other comprehensive income (loss)	98.2	(1.7)	40.9	(1.6)
Comprehensive income	$192.9	$61.4	$227.7	$142.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	9 Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$186.8	$144.3
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	70.9	75.0
Deferred income taxes	(0.1)	(10.9)
Provision for doubtful accounts	19.1	18.0
Share-based compensation	22.8	22.8
Excess tax benefit on exercise of share-based awards	(4.5)	–
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(128.8)	(197.7)
Other assets	(101.1)	(8.9)
Other liabilities	46.6	(57.2)
Cash provided by (used in) operating activities	111.7	(14.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33.6)	(48.6)
Acquisitions of businesses, net of cash acquired	(18.2)	(46.0)
Proceeds from the sale of property and equipment	2.6	2.4
Cash used in investing activities	(49.2)	(92.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(1.1)	(8.4)
Proceeds from long-term debt	3.6	751.6
Repayments of long-term debt	(268.7)	(702.2)
Proceeds from share-based awards	65.8	4.8
Other share-based award transactions	12.0	(4.8)
Repurchases of common stock	–	(44.2)
Dividends paid	(35.5)	(34.3)
Cash used in financing activities	(223.9)	(37.5)

Effect of exchange rate changes on cash	2.0	8.4
Change in cash and cash equivalents	(159.4)	(135.9)
Cash and cash equivalents, beginning of year	648.1	580.5
Cash and cash equivalents, end of period	$488.7	$444.6

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$40.6	$39.1
Income taxes paid, net	$43.0	$74.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Notes to Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012
(in millions, except share and per share data)

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

Equity Method Investment

During the third quarter of 2013, we determined that the carrying amount of the equity interest in our Swiss franchise was understated by $37.7 due to an error in recording the currency effect on the investment. We believe that the error was not material to the consolidated financial statements for the three- and nine- month periods ended September 30, 2013 or the prior period consolidated financial statements. Accordingly, we have recorded an adjustment to increase other assets and accumulated other comprehensive income by $37.7 on the consolidated balance sheet as of September 30, 2013 and the impact is included in foreign currency translation adjustments on the consolidated statements of comprehensive income in the three- and nine- month periods ended September 30, 2013. There was no impact to the consolidated statements of operations or consolidated statements of cash flows for any period presented.

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2013 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2013 included: expected future revenue growth rates, operating unit profit margins, and working capital levels; discount rates ranging from 11.7% to 16.5%; and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance, inclusive of simplification and cost recalibration activities since the fourth quarter of 2012.

Subsequent Events

On October 15, 2013, we amended and restated our Five-Year Credit Agreement (“the Amended Agreement”) with a syndicate of commercial banks to, among other things: decrease the revolving commitments from $800.0 to $600.0, revise the termination date of the facility from October 5, 2016 to October 15, 2018, and permit the termination date of the facility to be extended by an additional year twice during the term of the Amended Agreement. The remaining material terms and conditions of the Amended Agreement are substantially similar to the material terms and conditions of our Five-Year Credit Agreement dated October 5, 2011.

We have evaluated events and transactions occurring after the balance sheet date through our filing date and noted no events that are subject to recognition or disclosure, except those noted above.

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

In July 2012, the FASB issued new accounting guidance on testing indefinite-lived intangible assets other than goodwill for impairment. The new guidance allows entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on such an assessment, that it is “more likely than not” that the asset is impaired. We adopted this guidance effective January 1, 2013. We perform annual impairment tests in the third quarter of each year. The application of the guidance to our annual impairment tests did not have a significant impact on our Consolidated Financial Statements.

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

In July 2013, the FASB issued new accounting guidance on presentation of an unrecognized tax benefit. The new guidance requires that, in certain cases, an unrecognized tax benefit should be presented in the financial statements as a reduction to the deferred tax asset when there is an existing net operating loss carryforward, a similar tax loss or an existing tax credit carryforward. The guidance is effective for us in 2014. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended September 30, 2013 and 2012, we recognized share-based compensation expense of $8.0 and $7.9, respectively, and $22.8 for both the nine months ended September 30, 2013 and 2012. The expense relates to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $65.8 and $4.8 for the nine months ended September 30, 2013 and 2012, respectively. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $18.2 and $46.0 for the nine months ended September 30, 2013 and 2012, respectively. For those acquisitions completed during the first quarter of 2013, our cash payments were fully offset by the cash acquired.

(5) Restructuring Costs

We recorded net restructuring costs of $62.9 and $22.2 for the nine months ended September 30, 2013 and 2012, respectively, in selling and administrative expenses, related to severances and office closures. During the nine months ended September 30, 2013, we made payments of $62.8 out of our restructuring reserve. We expect a majority of the remaining $41.5 reserve will be paid by the end of 2014.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2013	$4.5	$4.7	$15.6	$-	$6.6	$10.0	$41.4
Severance costs	9.3	3.3	17.5	1.8	4.6	4.2	40.7
Office closure costs	2.1	1.8	11.3	2.1	4.7	0.2	22.2
Costs paid or utilized	(12.1)	(6.8)	(23.0)	(2.4)	(6.4)	(12.1)	(62.8)
Balance, September 30, 2013	$3.8	$3.0	$21.4	$1.5	$9.5	$2.3	$41.5

(1)    Balances related to the United States were $3.8 and $3.7 as of January 1, 2013 and September 30, 2013, respectively.
(2)    Balances related to France were $3.8 and $3.0 as of January 1, 2013 and September 30, 2013, respectively. Balances related to Italy were $0.9 and $0.0 as of January 1, 2013 and September 30, 2013, respectively.

(6) Income Taxes

We recorded an income tax expense at an effective rate of 39.7% for the three months ended September 30, 2013, as compared to an effective rate of 41.9% for the three months ended September 30, 2012. The 2013 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, and by the reinstatement of the 2013 United States Federal Work Opportunity Tax Credit (“WOTC”). The 39.7% effective tax rate was higher than the U.S. Federal statutory rate of 35% and we currently expect an annual effective tax rate of approximately 40%, due primarily to the French business tax, the impact of valuation allowances, and other permanent items.

We recorded an income tax expense at an effective rate of 41.2% for the nine months ended September 30, 2013, as compared to an effective rate of 47.3% for the nine months ended September 30, 2012. The 2013 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, and by the 2012 and 2013 WOTC, which was reinstated in January of 2013, retroactive to January 1, 2012. These rates are higher than the U.S. Federal statutory rate of 35% due primarily to the French business tax, the impact of valuation allowances and other permanent items.

As of September 30, 2013, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $29.0. We had related tax benefits of $2.5, and the net amount of $26.5 would favorably affect the effective tax rate if recognized. As of December 31, 2012, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $28.5. We had related tax benefits of $2.5 for a net amount of $26.0. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2009 through 2012 for our major operations in Germany, Italy, France, Japan, United States and United Kingdom. As of September 30, 2013, we are subject to tax audits in France, Germany, Denmark, Austria, Italy, Norway and Spain. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings per share – basic:
Net earnings available to common shareholders	$94.7	$63.1	$186.8	$144.3
Weighted-average common shares outstanding	78.4	79.5	77.6	79.9
	$1.21	$0.79	$2.41	$1.81
Net earnings per share – diluted:
Net earnings available to common shareholders	$94.7	$63.1	$186.8	$144.3
Weighted-average common shares outstanding	78.4	79.5	77.6	79.9
Effect of dilutive securities – stock options	0.8	0.3	0.8	0.3
Effect of other share-based awards	0.8	0.2	0.8	0.4
	80.0	80.0	79.2	80.6
	$1.18	$0.79	$2.36	$1.79

There were 1.0 million and 4.2 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended September 30, 2013 and 2012, respectively, and 1.1 million and 4.2 million share-based awards excluded from the calculation of net earnings per share – diluted for the nine months ended September 30, 2013 and 2012, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, amortizable intangible assets and intangible assets that do not require amortization, as follows:

	September 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,060.0	$-	$1,060.0	$1,041.3	$-	$1,041.3
Intangible assets:
Finite-lived:
Technology	$19.6	$19.6	$-	$19.6	$19.6	$-
Franchise agreements	18.0	17.4	0.6	18.0	16.1	1.9
Customer relationships	347.2	188.0	159.2	339.0	165.1	173.9
Other	16.0	13.8	2.2	15.2	12.4	2.8
	400.8	238.8	162.0	391.8	213.2	178.6
Indefinite-lived:
Tradenames(2)	54.0	-	54.0	54.0	-	54.0
Reacquired franchise rights	97.9	-	97.9	98.0	-	98.0
	151.9	-	151.9	152.0	-	152.0
Total intangible assets	$552.7	$238.8	$313.9	$543.8	$213.2	$330.6

(1) Balances were net of accumulated impairment loss of $513.4 as of both September 30, 2013 and December 31, 2012.
(2) Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2013 and December 31, 2012.

Total consolidated amortization expense related to intangible assets for the remainder of 2013 is expected to be $8.6 and in each of the next five years is expected to be as follows: 2014 - $29.0, 2015 - $25.8, 2016 - $22.7, 2017 - $20.2 and 2018 - $17.9.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2013	$467.1	$103.3	$270.7	$73.2	$62.1	$64.9	$1,041.3
Goodwill acquired	-	-	17.3	8.0	-	-	25.3
Currency and other impacts	(0.7)	2.8	0.1	(8.8)	-	-	(6.6)
Balance, September 30, 2013	$466.4	$106.1	$288.1	$72.4	$62.1	$64.9	$1,060.0

(1)   Balances related to the United States were $448.5 as of both January 1, 2013 and September 30, 2013.
(2)   Balances related to France were $83.8 and $85.9 as of January 1, 2013 and September 30, 2013, respectively. Balances related to Italy were $5.5 and $5.6 as of January 1, 2013 and September 30, 2013, respectively.
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

Goodwill balances by reporting unit were as follows:

	September 30,	January 1,
	2013	2013
United States	$504.0	$504.0
France	85.9	83.8
Netherlands	82.8	80.7
Right Management	62.1	62.1
Other reporting units	325.2	310.7
Total goodwill	$1,060.0	$1,041.3

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$2.2	$2.5	$6.6	$7.7
Interest cost	3.1	3.7	9.2	11.2
Expected return on assets	(2.8)	(3.6)	(8.4)	(10.9)
Curtailment gain	-	-	(2.3)	-
Other	1.1	0.5	2.9	1.3
Total benefit cost	$3.6	$3.1	$8.0	$9.3

	Retiree Health Care Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$0.1	$-	$0.1	$-
Interest cost	0.3	-	0.9	-
Net loss	-	0.3	0.2	1.0
Total benefit cost	$0.4	$0.3	$1.2	$1.0

Effective January 1, 2013, we amended a defined benefit plan in the Netherlands. The defined benefit plan was frozen, and the participants were transitioned to a defined contribution plan. In April 2013, following the approval by the local Workers’ Council, we recognized a curtailment gain of €1.8 ($2.3) related to this amendment.

During the three and nine months ended September 30, 2013, contributions made to our pension plans were $6.3 and $14.2, respectively, and contributions made to our retiree health care plan were $0.6 and $1.6, respectively. During 2013, we expect to make total contributions of approximately $18.0 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of accumulated other comprehensive income, net of tax, were as follows:

	September 30,	December 31,
	2013	2012
Foreign currency translation	$239.7	$186.8
Translation loss on net investment hedge, net of income taxes of $(34.2) and $(31.3), respectively	(55.9)	(51.1)
Translation loss on long-term intercompany loans	(81.0)	(73.4)
Unrealized gain on investments, net of income taxes of $3.1 and $3.9, respectively	9.2	11.8
Defined benefit pension plans, net of income taxes of $(21.4) and $(22.6), respectively	(34.1)	(37.0)
Retiree health care plan, net of income taxes of $(1.6) and $(1.7), respectively	(2.6)	(2.7)
Accumulated other comprehensive income	$75.3	$34.4

On April 30, 2013, the Board of Directors declared a semi-annual cash dividend of $0.46 per share, which was paid on June 14, 2013 to shareholders of record on June 3, 2013.

On October 29, 2013, the Board of Directors declared a cash dividend of $0.46 per share, which is payable on December 13, 2013 to shareholders of record on December 3, 2013.

(11) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest expense	$7.9	$10.3	$28.9	$31.1
Interest income	(0.9)	(1.5)	(2.7)	(4.7)
Foreign exchange (gain) loss	(0.3)	0.3	1.5	0.6
Miscellaneous (income) expense, net	(1.3)	1.0	(0.5)	6.2
Interest and other expenses	$5.4	$10.1	$27.2	$33.2

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

A portion of the €350.0 ($473.4) 4.5% note due June 2018 was designated as an economic hedge of our net investment in our foreign subsidiaries with a Euro functional currency as of September 30, 2013. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive income, net of taxes. As of September 30, 2013 and December 31, 2012, we had a $55.9 and $51.1, respectively, unrealized translation loss included in accumulated other comprehensive income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries. We recorded a gain in interest and other expenses of $0.9 and $0.6 for the three and nine months ended September 30, 2013, respectively, and a gain of $0.4 and $0.8 for the three and nine months ended September 30, 2012, respectively, associated with our forward contracts, which offset the loss recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$1.0	$-	$1.0	$-
Deferred compensation plan assets	66.5	66.5	-	-
	$67.5	$66.5	$1.0	$-

		Fair Value Measurements Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$0.1	$-	$0.1	$-
Deferred compensation plan assets	58.7	58.7	-	-
	$58.8	$58.7	$0.1	$-

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $512.8 and $778.8 as of September 30, 2013 and December 31, 2012, respectively, compared to a carrying value of $473.4 and $725.5, respectively.

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

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues from services:
Americas:
United States (a)	$761.8	$760.8	$2,216.4	$2,259.8
Other Americas	382.0	388.3	1,156.1	1,180.0
	1,143.8	1,149.1	3,372.5	3,439.8
Southern Europe:
France	1,420.7	1,392.0	3,886.5	4,111.4
Italy	269.7	246.8	806.0	788.3
Other Southern Europe	227.9	189.2	624.3	574.5
	1,918.3	1,828.0	5,316.8	5,474.2

Northern Europe	1,448.1	1,426.9	4,217.2	4,286.7
APME	601.4	688.2	1,857.2	2,031.1
Right Management	77.2	80.1	234.7	243.6
Consolidated (b)	$5,188.8	$5,172.3	$14,998.4	$15,475.4

Operating unit profit: (c)
Americas:
United States	$34.3	$24.5	$72.3	$39.1
Other Americas	11.4	10.9	32.0	36.7
	45.7	35.4	104.3	75.8
Southern Europe:
France	58.4	36.4	129.0	93.9
Italy	10.7	9.4	37.1	36.5
Other Southern Europe	4.0	2.2	7.5	8.7
	73.1	48.0	173.6	139.1

Northern Europe	50.3	42.5	94.1	125.6
APME	19.2	20.8	54.2	62.2
Right Management	4.5	5.6	13.9	5.2
	192.8	152.3	440.1	407.9
Corporate expenses	(21.9)	(24.5)	(69.9)	(73.7)
Intangible asset amortization expense (c)	(8.5)	(9.2)	(25.3)	(27.4)
Operating profit	162.4	118.6	344.9	306.8
Interest and other expenses	(5.4)	(10.1)	(27.2)	(33.2)
Earnings before income taxes	$157.0	$108.5	$317.7	$273.6

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $4.2 and $3.9 for the three months ended September 30, 2013 and 2012, respectively, and $11.2 and $10.9 for nine months ended September 30, 2013 and 2012, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $181.6 and $175.8 for the three months ended September 30, 2013 and 2012, respectively, and $512.0 and $520.8 for the nine months ended September 30, 2013 and 2012, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $6.6 and $6.4 for the three months ended September 30, 2013 and 2012, and $18.0 and $17.9 for the nine months ended September 30, 2013 and 2012, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $285.4 and $270.5 for the three months ended September 30, 2013 and 2012, respectively, and $792.4 and $794.4 for the nine months ended September 30, 2013 and 2012, respectively.

(c)
We evaluate segment performance based on OUP, which is equal to segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to acquisitions, interest and other income and expense amounts or income taxes.

(14) Contingencies

During the second quarter of 2013 a number of our French clients asserted claims against us, requesting refunds for various payroll tax subsidies that we have received dating back to 2003 related to our French temporary associates. While we receive claims in the normal course of business, there was a significant increase in claims made during the second quarter due to an impending change in the French statute of limitations that reduced the claims period from 10 to 5 years for claims filed after June 2013. We did not receive any claims during the third quarter of 2013. We believe these claims are without merit, as these payroll tax subsidies are for the benefit of the direct employer of the temporary associates. As such, our pricing practices implicitly consider all direct costs of employing our temporary associates, including the benefit of these payroll tax subsidies. We do not expect the resolution of these claims to have a material impact on our consolidated financial statements or the results of our France and Southern Europe segments.

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

Operating Results - Three Months Ended September 30, 2013 and 2012

In the three months ended September 30, 2013, revenue from services was relatively flat with the prior year, due in part to having one additional billing day in the quarter compared to the same quarter last year. Without the additional billing day, our revenues would have been down approximately 2% as demand for our services continues to be unfavorably impacted by the economic uncertainty.  This decline represents an improvement from the 4% decline seen in the first half of the year as we have seen improving demand in several of our key markets during the quarter.  We continue to see declines in our staffing/interim business and our European permanent recruitment business, however, these are improved from that in the first half of the year, while our ManpowerGroup Solutions business continues to see solid growth. At Right Management, the decrease in demand for the talent management services persisted due to a soft demand environment, while demand for our countercyclical outplacement services increased slightly.

Our gross profit margin in the third quarter of 2013 compared to 2012 decreased slightly as the growth in our higher-margin ManpowerGroup Solutions business was offset by the impact of the 4.6% decline in our permanent recruitment business. Our staffing/interim gross profit margin remained flat in the third quarter of 2013 compared to 2012 as payroll tax credits related to the Credit d’Impôt pour la Compétitivité et l’Emploi (“CICE”) in France and the improvement in the United States due to strong price discipline were offset by margin declines in certain European and APME countries. For additional information on the CICE payroll tax credit, see the Legal Regulations section of Management’s Discussion and Analysis. We recorded $8.1 million of restructuring charges in the quarter as we further simplify our organization and recalibrate our cost base. Selling and administrative expenses decreased 6.6% in constant currency in the quarter as we are seeing the benefits of the simplification and cost recalibration actions initiated since the fourth quarter of 2012.

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Slowing economic growth or economic contraction typically results in decreasing demand for labor, resulting in less demand for our staffing services. This slowdown typically impacts our operating profit unfavorably as we may experience a deleveraging of our selling and administrative expense base as expenses may not change at the same pace as revenues. However, due to our simplification and recalibration actions noted above, we were able to decrease our selling and administrative expenses as our revenues remained relatively flat, which enabled us to better leverage our expenses and favorably impacted our operating profit for the third quarter of 2013 compared to 2012.

The following table presents selected consolidated financial data for the three months ended September 30, 2013 as compared to 2012.

(in millions, except per share data)	2013	2012	Variance	Constant Currency Variance
Revenues from services	$5,188.8	$5,172.3	0.3%	(0.3)%
Cost of services	4,335.2	4,316.1	0.4	(0.3)
Gross profit	853.6	856.2	(0.3)	(0.8)
Gross profit margin	16.5%	16.6%
Selling and administrative expenses	691.2	737.6	(6.3)	(6.6)
Operating profit	162.4	118.6	37.1	35.8
Operating profit margin	3.1%	2.3%
Interest and other expenses	5.4	10.1	(45.5)
Earnings before income taxes	157.0	108.5	44.7	43.4
Provision for income taxes	62.3	45.4	37.1
Effective income tax rate	39.7%	41.9%
Net earnings	$94.7	$63.1	50.2	49.8
Net earnings per share – diluted	$1.18	$0.79	49.4	49.4
Weighted average shares – diluted	80.0	80.0	0.0%

The year-over-year increase in revenues from services of 0.3% (-0.3% decrease in constant currency and -0.7% on an organic constant currency basis) was attributed to:

•	increased demand for services in constant currency in several of our markets within Southern Europe and Northern Europe, including Italy (+3.3%), Spain (+12%), the Netherlands (+2%) and Belgium (+2%);

•
revenue increase in the United States of 0.1% primarily due an increase in ManpowerGroup Solutions revenues of 18.4% and an increase in our permanent recruitment revenues of 7.2%, partially offset by declines in our Manpower and Experis business lines due to a large client project in our Manpower business line that concluded in the first quarter of 2013 and strong price discipline in accepting new business opportunities;

•	the favorable impact of approximately 1.5% from one additional billing day in the period;

•	a 0.6% increase due to the impact of currency exchange rates; and

•	a Northern Europe acquisition in April 2013 that added 0.4% of revenue growth to our consolidated results; partially offset by

•
revenue declines in constant currency in other markets, including France (-3.6%), the Nordics (-2.4%), the United Kingdom (-1.0%) and APME (-1.2%) due to the decline in demand for our staffing/interim services.

The year-over-year 10 basis point (-0.10%) decrease in gross profit margin was primarily attributed to a 10 basis point (-0.10%) unfavorable impact resulting from the 4.6% decline in our permanent recruitment business. Our staffing/interim margins were stable in the quarter as the increases in the United States and Southern Europe, due to the benefit of the CICE payroll tax credit, were offset by a social security reserve recorded in France and lower gross profit margins in Northern Europe and APME.

The 6.3% decline in selling and administrative expenses in the third quarter of 2013 (-6.6% in constant currency and -6.9% in organic constant currency) was attributed to:

•	a decrease in our organic salary-related costs, because of lower headcount;

•	a decrease in lease costs because we have closed over 350 offices since the third quarter of 2012; and

•	a decrease of non-personnel related costs, excluding lease costs noted above, as a result of the simplification and cost recalibration actions taken; partially offset by

•
restructuring costs of $8.1 million, comprised of $1.1 million in the Americas, $0.6 million in Southern Europe, $2.4 million in Northern Europe, $1.1 million in APME and $2.9 million at Right Management;

•	a 0.3% increase due to the unfavorable impact of currency exchange rates; and

•	the additional recurring selling and administrative costs as a result of the acquisition in Northern Europe.

Selling and administrative expenses as a percent of revenues decreased 100 basis points (1.00%) in the third quarter of 2013 compared to 2012. The change in selling and administrative expenses as a percent of revenues consists of:

•	a 80 basis point (-0.80%) favorable impact due to the decrease in our organic salary-related costs and lease costs as noted above; and

•	a 30 basis point (-0.30%) favorable impact due to the decrease of non-personnel related costs as a result of the simplification and cost recalibration actions taken; partially offset by

•	a 10 basis point (0.10%) unfavorable impact due to the restructuring costs noted above.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $5.4 million in the third quarter of 2013 compared to $10.1 million in the third quarter of 2012. Net interest expense decreased $1.8 million in the third quarter of 2013 to $7.0 million from $8.8 million in the third quarter of 2012 due primarily to the lower debt levels. Other income was $1.6 million in the third quarter of 2013 compared to other expenses of $1.3 million in the third quarter of 2012 due to the increase in equity investment income in the third quarter of 2013 compared to 2012, primarily related to a gain on sale of investments by our minority-owned Swiss Franchise recorded in the third quarter of 2013.

We recorded an income tax expense at an effective rate of 39.7% for the three months ended September 30, 2013, as compared to an effective rate of 41.9% for the three months ended September 30, 2012. The 2013 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, and by the reinstatement of the 2013 United States Federal Work Opportunity Tax Credit (“WOTC”). The 39.7% effective tax rate was higher than the U.S. Federal statutory rate of 35% and we currently expect an annual effective tax rate of approximately 40%, due primarily to the impact of the French business tax, valuation allowances, and other permanent items.

Net earnings per share - diluted was $1.18 for the three months ended September 30, 2013 compared to $0.79 for the three months ended September 30, 2012. Foreign currency exchange rates did not impact net earnings per share - diluted for the three months ended September 30, 2013.

Weighted average shares - diluted was flat at 80.0 million for both the three months ended September 30, 2013 and 2012. The repurchase of 2.4 million shares during the fourth quarter of 2012 was offset by the increase in the dilutive effect of share-based awards due to the current quarter exercises and the increase in our share price.

Operating Results - Nine Months Ended September 30, 2013 and 2012

The following table presents selected consolidated financial data for the nine months ended September 30, 2013 as compared to 2012.

(in millions, except per share data)	2013	2012	Variance	Constant Currency Variance
Revenues from services	$14,998.4	$15,475.4	(3.1)%	(3.0)%
Cost of services	12,518.3	12,910.1	(3.0)	(3.0)
Gross profit	2,480.1	2,565.3	(3.3)	(3.2)
Gross profit margin	16.5%	16.6%
Selling and administrative expenses	2,135.2	2,258.5	(5.5)	(5.3)
Operating profit	344.9	306.8	12.4	12.9
Operating profit margin	2.3%	2.0%
Interest and other expenses	27.2	33.2	(17.8)
Earnings before income taxes	317.7	273.6	16.1	16.6
Provision for income taxes	130.9	129.3	1.2
Effective income tax rate	41.2%	47.3%
Net earnings	$186.8	$144.3	29.5	30.8
Net earnings per share – diluted	$2.36	$1.79	31.8	33.0
Weighted average shares – diluted	79.2	80.6	(1.7)%

The year-over-year decrease in revenues from services of 3.1% (-3.0% in constant currency and -3.3% on an organic constant currency basis) was attributed to:

•
decreased demand for services in several of our markets within the Americas, Southern Europe and Northern Europe, where revenues decreased 2.0% (-1.0% in constant currency), 2.9% (-5.7% in constant currency and -6.0% in organic constant currency) and 1.6% (-2.5% on a constant currency basis and -3.1% on an organic constant currency basis), respectively. Several of our larger markets such as France and Italy experienced revenue declines of 8.1% (-8.3% in organic constant currency) and 0.4% on a constant currency basis, respectively, due to the current economic environments in those countries;

•
revenue decline in the United States of 1.9% primarily due to a decrease in our larger strategic account client revenues because of softening demand, a large client project in our Manpower business line that concluded in the first quarter of 2013 and strong price discipline on new business opportunities;

•	revenue decrease in APME of 8.6% (-0.2% in constant currency) primarily due to the decline in demand for our staffing/interim services due to two fewer billing days; and

•	decreased demand for talent management services at Right Management, where these revenues decreased 9.6% (-9.0% on a constant currency basis); partially offset by

•
our acquisitions of two entities in April 2012, one in Southern Europe and one in the Americas, and one entity in April 2013 in Northern Europe, which combined to add 0.3% of revenue growth to our consolidated results.

The year-over-year 10 basis point (-0.10%) decrease in gross profit margin was primarily attributed to a 10 basis point (-0.10%) unfavorable impact resulting from the year-over-year 7.0% decline in our permanent recruitment business. Our staffing/interim margins were stable for the first nine months of 2013 as the increases in the United States and Southern Europe, due to the benefit of the CICE payroll tax credit, were offset by a social security reserve recorded in France and lower gross profit margins in Northern Europe and APME.

The 5.5% decline in selling and administrative expenses for the nine months ended September 30, 2013 (-5.3% in constant currency and -5.6% in organic constant currency) was attributed to:

•	a decrease in our organic salary-related costs, because of lower headcount and lower variable incentive-based costs;

•	a decrease in lease costs because we have closed over 350 offices since the third quarter of 2012;

•
a decrease in legal costs for the first nine months of 2013 compared to 2012, primarily related to the $10 million settlement agreement in 2012 in connection with a lawsuit involving allegations regarding the Company’s vacation pay practices in Illinois; and

•	a decrease of non-personnel related costs, excluding legal costs noted above, as a result of the simplification and cost recalibration actions taken; partially offset by

•
restructuring costs of $62.9 million, comprised of $11.4 million in the Americas, $5.1 million in Southern Europe, $28.8 million in Northern Europe, $3.9 million in APME, $9.3 million at Right Management and $4.4 million in corporate expenses for the nine months ended September 30, 2013, compared to restructuring costs of $18.7 million, comprised of $10.4 million at Right Management and $8.3 million in the Americas, for the nine months ended September 30, 2012; and

•	the additional recurring selling and administrative costs as a result of the acquisitions in Southern Europe, Northern Europe and the Americas.

Selling and administrative expenses as a percent of revenues decreased 40 basis points (0.40%) for the nine months ended September 30, 2013 compared to 2012. The change in selling and administrative expense as a percent of revenues consists of:

•	a 50 basis point (-0.50%) favorable impact due to the decrease in our organic salary-related costs and lease costs;

•
 a 10 basis point (-0.10%) favorable impact due to the decrease of non-personnel related costs, excluding legal and lease costs noted above, as a result of the simplification and cost recalibration actions taken; and

•	a 10 basis point (-0.10%) favorable impact due to the decrease in legal costs as noted above; partially offset by

•	a 30 basis point (0.30%) increase due to the restructuring costs of $62.9 million for the nine months ended September 30, 2013 compared to $18.7 million for the nine months ended September 30, 2012.

Interest and other expenses were $27.2 million for the nine months ended September 30, 2013 compared to $33.2 million for the nine months ended September 30, 2012. Net interest expense decreased $0.2 million for the nine months ended September 30, 2013 to $26.2 million from $26.4 million for the nine months ended September 30, 2012. Other expenses were $1.0 million for the nine months ended September 30, 2013 compared to $6.8 million for the nine months ended September 30, 2012. This decrease is due partly to the increase in equity investment income in the first nine months of 2013 compared to 2012, primarily related to a gain on sale of investments by our minority-owned Swiss Franchise recorded during the first nine months of 2013.

We recorded an income tax expense at an effective rate of 41.2% for the nine months ended September 30, 2013, as compared to an effective rate of 47.3% for the nine months ended September 30, 2012. The 2013 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, and by the 2012 and 2013 WOTC, which was reinstated in January of 2013, retroactive to January 1, 2012. These rates are higher than the U.S. Federal statutory rate of 35% due primarily to the French business tax, the impact of valuation allowances and other permanent items.

Net earnings per share - diluted was $2.36 for the nine months ended September 30, 2013 compared to $1.79 for the nine months ended September 30, 2012. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.02 per share for the nine months ended September 30, 2013.

Weighted average shares - diluted decreased 1.7% to 79.2 million for the nine months ended September 30, 2013 from 80.6 million for the nine months ended September 30, 2012. This decrease is primarily a result of the repurchase of 2.4 million shares during the fourth quarter of 2012, partially offset by the increase in the dilutive effect of share-based awards due to the exercises in the nine months of 2013 and the increase in our share price.

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

Americas

In the Americas, revenues from services decreased 0.5% (1.2% increase in constant currency) in the third quarter of 2013 compared to 2012. In the United States, revenues from services increased 0.1% in the third quarter of 2013 compared to 2012. The revenue increase in the United States was attributable to an increase in ManpowerGroup Solutions revenues of 18.4%, primarily driven by our RPO and Managed Service Provider (“MSP”) businesses, and an increase in our permanent recruitment revenues of 7.2%. This increase was partially offset by a large client project in our Manpower business line that concluded in the first quarter of 2013 and strong price discipline in selectively accepting new business opportunities in the United States during 2013. In Other Americas, revenues from services declined 1.6% (3.4% increase in constant currency) in the third quarter of 2013 compared to 2012, with revenue growth in Argentina and Canada of 15.8% and 3.2%, respectively, in constant currency.

Revenues from services decreased 2.0% (-1.0% in constant currency) in the first nine months of 2013 compared to 2012. In the United States, revenues from services declined 1.9% in the first nine months of 2013 compared to 2012. The revenue decline in the United States was attributable to a decline in staffing/interim services in the Manpower and Experis business lines due to softening of demand from our larger strategic accounts in the first nine months of 2013 compared to 2012, a large client project in our Manpower business line that concluded in the first quarter of 2013 and strong price discipline in selectively accepting new business opportunities. These declines were partially offset by an increase in ManpowerGroup Solutions revenues of 16.1% and an increase in our permanent recruitment revenues of 6.8% in the United States for the first nine months of 2013 compared to 2012. In Other Americas, revenues from services declined 2.0% (0.8% increase in constant currency and 0.6% increase on an organic constant currency basis) in the first nine months of 2013 compared to 2012, with a revenue decline in Argentina of 13.4%, partially offset by revenue increases in Canada of 5.1% (6.0% on an organic constant currency basis) and Mexico of 3.2%.

Gross profit margin was flat in the third quarter of 2013 compared to 2012 as the favorable impact of improved staffing/interim gross profit margin in the United States resulting from stronger pricing discipline and continued growth in our ManpowerGroup Solutions and permanent recruitment businesses was partially offset by the decrease in staffing/interim gross profit margins in Other Americas.

Gross profit margin increased in the first nine months of 2013 compared to 2012 due to the favorable impact of improved staffing/interim gross profit margin resulting from stronger pricing discipline in the United States, as well as continued growth in our ManpowerGroup Solutions and permanent recruitment businesses.

In the third quarter of 2013, selling and administrative expenses decreased 6.2% (-4.8% in constant currency) due to declines in salary-related and lease costs as a result of the cost recalibration plan, partially offset by restructuring costs of $1.1 million incurred in the third quarter of 2013.

In the first nine months of 2013, selling and administrative expenses decreased 5.0% (-4.1% in constant currency) due to $10.0 million of legal costs incurred in the first nine months of 2012 and declines in salary-related and lease costs as a result of the cost recalibration plan, partially offset by an increase in restructuring costs to $11.4 million recorded in the first nine months of 2013 compared to $8.3 million in the first nine months of 2012.

OUP margin in the Americas was 4.0% and 3.1% for the third quarter of 2013 and 2012, respectively. In the United States, OUP margin was 4.5% in the third quarter of 2013 compared to 3.2% in 2012. The margin increase in the third quarter of 2013 in the United States was due to the decrease in salary-related and lease costs as well as the improvement in the gross profit margin as noted above. Other Americas OUP margin was 3.0% in the third quarter of 2013 compared to 2.8% in the third quarter of 2012. The increase in the Other Americas OUP margin was due to the cost savings from the cost recalibration plan put in place in 2012 favorably impacted expense levels, partially offset by the decline in the gross profit margin.

OUP margin in the Americas was 3.1% and 2.2% for the first nine months of 2013 and 2012, respectively. In the United States, OUP margin was 3.3% in the first nine months of 2013 compared to 1.7% in 2012. The margin increase in the first nine months of 2013 in the United States was due to the 2012 legal costs as well as the improvement in the gross profit margin as noted above, partially offset by the increase in restructuring costs. Other Americas OUP margin was 2.8% in the first nine months of 2013 compared to 3.1% in the first nine months of 2012. The decrease in the Other Americas OUP margin was due to restructuring costs in the first nine months of 2013.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 4.9% (-1.0% decrease in constant currency and -1.4% in organic constant currency) in the third quarter of 2013 compared to 2012. In France (which represents 74% of Southern Europe’s revenues), revenues from services decreased 3.6% in constant currency in the third quarter of 2013 compared to 2012 due primarily to a softening demand in the staffing/interim business, and an 18.1% decline in constant currency in the permanent recruitment business. In Italy (which represents 14% of Southern Europe’s revenues), revenues from services increased 3.3% in constant currency in the third quarter of 2013 compared to 2012 due mostly to an increase in our staffing/interim services, due to increased demand and to one additional billing day in the third quarter of 2013 compared to 2012, and a 43% increase in constant currency in the ManpowerGroup Solutions business line. In Other Southern Europe, revenues from services increased 20.4% (12.5% in constant currency and 8.8% in organic constant currency) during the third quarter of 2013 compared to 2012 driven by the revenue increase in Portugal, due to the increases in the Manpower staffing and ManpowerGroup Solutions businesses, and in Spain, due to improved demand and an acquisition of some clients from a local competitor in July 2013.

Revenues from services decreased 2.9% (-5.7% in constant currency and -6.0% on an organic constant currency basis) in the first nine months of 2013 compared to 2012. In France and Italy, revenues from services decreased 8.3% in organic constant currency and 0.4% in constant currency, respectively, in the first nine months of 2013 compared to 2012. The decrease in France is due primarily to softening demand in the staffing/interim business and a 23.3% decline in constant currency in the permanent recruitment business. The decrease in Italy is due to a slight decrease in our staffing/interim services as well as a 1.3% decline in constant currency in the permanent recruitment business. In Other Southern Europe, revenues from services increased 8.7% (4.7% in constant currency and 3.5% in organic constant currency) during the first nine months of 2013 compared to 2012 driven by the revenue increase in Portugal, due to the increases in the Manpower staffing and ManpowerGroup Solutions businesses, offset by the 6.3% revenue decline in organic constant currency in Spain due to the weak economic conditions in that market through the first half of the year.

Gross profit margin increased in both the third quarter and first nine months of 2013 compared to 2012 due primarily to the CICE payroll tax credit in France, which was partially offset by the additional social security reserve recorded in France in the third quarter, the decrease in our permanent recruitment business, and pricing pressures in the small/medium-sized businesses in France and in Italy that unfavorably impacted staffing/interim gross margins.

Selling and administrative expenses decreased 2.6% (-8.1% in constant currency and -8.2% on an organic constant currency basis) during the third quarter of 2013 compared to 2012 primarily related to the decrease in organic salary-related costs due to lower headcount, partially offset by the $0.6 million of restructuring costs.

Selling and administrative expenses decreased 3.7% (-6.3% in constant currency and -6.7% on an organic constant currency basis) during the first nine months of 2013 compared to 2012 primarily related to the decrease in organic salary-related costs due to lower headcount, partially offset by the $5.1 million of restructuring costs and the additional recurring selling and administrative costs resulting from the 2012 Damilo acquisition in France.

OUP margin in Southern Europe was 3.8% for the third quarter of 2013 compared to 2.6% for 2012. In France, the OUP margin was 4.1% for the third quarter of 2013 compared to 2.6% for 2012, due to the improvement in our gross profit margin and the decrease in salary-related costs due to lower headcount. In Italy, the OUP margin was 4.0% for the third quarter of 2013 compared to 3.8% for 2012, due to stronger price discipline and improved productivity. Other Southern Europe’s OUP margin increased to 1.8% for the third quarter of 2013 from 1.2% in 2012 due to the decrease in organic salary-related costs partially offset by the decrease in the gross profit margin.

OUP margin in Southern Europe was 3.3% for the first nine months of 2013 compared to 2.5% for 2012. In France, the OUP margin was 3.3% for the first nine months of 2013 compared to 2.3% for 2012, due to the improvement in our gross profit margin and the decrease in salary-related costs due to lower headcount, partially offset by the restructuring costs in the first nine months of 2013. In Italy, the OUP margin was 4.6% for both the first nine months of 2013 and 2012, as the decrease in salary-related and lease costs from lower headcount and fewer offices was offset by the decrease in the gross profit margin and the restructuring costs in the first nine months of 2013. Other Southern Europe’s OUP margin declined to 1.2% for the first nine months of 2013 from 1.5% in 2012 due to the decrease in the gross profit margin and the restructuring costs in the first nine months of 2013.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany and the Netherlands (comprising 31%, 22%, 13%, and 10%, respectively, of Northern Europe’s revenues), revenues from services increased 1.5% (-0.3% decrease in constant currency and -1.1% on an organic constant currency basis) in the third quarter of 2013 as compared to 2012. The increase in revenues from services was primarily attributable to the increase in our Manpower staffing services due to improving demand and one additional billing day, partially offset by the 3.5% decline in constant currency in our Experis business line, which saw softening demand for IT services among our larger clients, in both our interim and permanent recruitment businesses.

Revenues from services decreased 1.6% (-2.5% in constant currency and -3.1% on an organic constant currency basis) in the first nine months of 2013 as compared to 2012. The decrease in revenues from services was primarily attributable to the 10.8% decline in constant currency in our Experis business line, which saw softening demand for IT services among our larger clients, in both our interim and permanent recruitment businesses.

Gross profit margin decreased in the third quarter of 2013 compared to 2012 due to the decline in our staffing/interim margins as we experienced lower bench utilization in our Manpower business line in Sweden, continued to encounter general pricing pressures in several markets, and saw a 6.2% decrease in constant currency in our permanent recruitment business.

Gross profit margin decreased in the first nine months of 2013 compared to 2012 due to the decline in our staffing/interim margins as we experienced lower bench utilization in our Manpower business line in Sweden and new collective labor agreements and higher holiday pay costs in Germany, encountered general pricing pressures in several markets, and saw a 10.1% decrease in constant currency in our permanent recruitment business.

Selling and administrative expenses decreased 6.3% (-8.6% decrease in constant currency and -9.3% on an organic constant currency basis) in the third quarter of 2013 compared to 2012. The decrease in selling and administrative expenses was due primarily to lower headcount, which reduced compensation-related expenses such as salaries and variable incentive-based costs, lower lease costs, and the additional cost savings from the cost recalibration plan put in place in 2012, partially offset by the $2.4 million of restructuring costs in the quarter and the additional recurring selling and administrative costs resulting from an acquisition in April 2013.

Selling and administrative expenses decreased 3.8% (-5.2% decrease in constant currency and -5.7% on an organic constant currency basis) in the first nine months of 2013 compared to 2012. The decrease in selling and administrative expenses was due primarily to lower headcount, which reduced compensation-related expenses such as salaries and variable incentive-based costs, lower lease costs, and the additional cost savings from the cost recalibration plan put in place in 2012, partially offset by the $28.8 million of restructuring costs in the nine months of 2013 and the additional recurring selling and administrative costs resulting from an acquisition in April 2013.

OUP margin for Northern Europe was 3.5% and 3.0% for the third quarter of 2013 and 2012, respectively. The improvement in OUP margin was the result of the decrease in compensation-related expenses and lease costs as well as additional cost savings from the cost recalibration plan noted above, partially offset by the decrease in the gross profit margin and the $2.4 million of restructuring costs.

OUP margin for Northern Europe was 2.2% and 2.9% for the first nine months of 2013 and 2012, respectively. The OUP margin declined as the decrease in compensation-related expenses and lease costs as well as additional cost savings from the cost recalibration plan was not enough to offset the decrease in the gross profit margin and the $28.8 million of restructuring costs.

APME

In APME, revenues from services decreased 12.6% (-1.2% in constant currency) in the third quarter of 2013 compared to 2012. In Japan (which represents 38% of APME’s revenues), revenues from services decreased 2.4% in constant currency due primarily to continued soft demand for our staffing/interim services, partially offset by an increase in the permanent recruitment business. In Australia (which represents 23% of APME’s revenues), revenues from services were down 5.9% in constant currency for the third quarter of 2013 compared to 2012 due to the decreased demand for interim services in our Experis business line, partially offset by the increase in the permanent recruitment business in the third quarter of 2013 compared to 2012.

Revenues from services decreased 8.6% (-0.2% in constant currency) in the first nine months of 2013 compared to 2012. In Japan, revenues from services decreased 3.0% in constant currency due primarily to soft demand for our staffing/interim services and fewer billing days in the first nine months of 2013 compared to 2012, partially offset by an increase in the permanent recruitment business. In Australia, revenues from services were down 7.0% in constant currency for the first nine months of 2013 compared to 2012 due to the decreased demand for interim services in our Experis business line, partially offset by an increase in the permanent recruitment business.

Gross profit margin decreased in the third quarter and first nine months of 2013 compared to 2012 due to a decrease in our staffing/interim gross profit margin from modest pricing pressures and change in business mix, as well as the 2.2% and 4.6%, respectively, decline in constant currency in our permanent recruitment business.

Selling and administrative expenses decreased 14.7% (-3.4% in constant currency) in the third quarter of 2013 compared to 2012 related to reduced compensation-related expenses such as salaries and variable incentive-based costs due to lower headcount, partially offset by $1.1 million of restructuring costs.

Selling and administrative expenses decreased 11.6% (-3.6% in constant currency) in the first nine months of 2013 compared to 2012 related to reduced compensation-related expenses such as salaries and variable incentive-based costs due to lower headcount, partially offset by $3.9 million of restructuring costs.

OUP margin for APME improved to 3.2% for the third quarter of 2013 from 3.0% for the third quarter of 2012, due to the favorable impact from the decrease in salary-related costs from lower headcount, partially offset by the $1.1 million of restructuring costs in the third quarter of 2013 and slight decrease in our gross profit margin.

OUP margin for APME was 2.9% in the first nine months of 2013 compared to 3.1% in 2012. OUP margin decreased for the first nine months of 2013 compared to 2012 due to the decrease in our gross profit margin, $3.9 million of restructuring costs and the impact of fewer billing days, partially offset by the decrease in salary-related costs due to lower headcount.

Right Management

Revenues from services decreased 3.6% (-1.8% in constant currency) in the third quarter of 2013 compared to 2012. The decrease was due to the decline in demand for our talent management business, as we are seeing a longer sales cycle as clients continue to defer their discretionary spending. Our countercyclical outplacement services increased slightly at 0.2% in constant currency in the third quarter of 2013 compared to 2012, as the increased volumes were offset by clients opting for programs with shorter durations.

Revenues from services decreased 3.6% (-2.1% in constant currency) in the first nine months of 2013 compared to 2012. The decrease was due to the decline in demand for our talent management business, partially offset by the 1.3% increase in outplacement services in constant currency in the first nine months of 2013 compared to 2012.

Gross profit margin decreased in both the third quarter and first nine months of 2013 compared to 2012 due to the margin deterioration in both the outplacement business and talent management business, partially offset by the change in business mix as the higher-margin outplacement business represented a greater percentage of the revenue mix.

Selling and administrative expenses decreased 4.1% (-3.0% in constant currency) in the third quarter of 2013 compared to 2012 due mostly to the cost savings from the cost recalibration plan put in place in 2012, partially offset by the restructuring costs of $2.9 million recorded in the third quarter of 2013.

Selling and administrative expenses decreased 10.4% (-9.4% in constant currency) in the first nine months of 2013 compared to 2012 due to the cost savings from the cost recalibration plan put in place in 2012, as well as a decrease in restructuring costs to $9.3 million recorded in the first nine months of 2013 compared to $10.4 million in the first nine months of 2012.

OUP margin for Right Management was 5.8% in the third quarter of 2013 compared to 7.0% in 2012. The OUP margin for the third quarter of 2013 decreased due to the restructuring costs of $2.9 million recorded in the third quarter of 2013 and the decline in the gross profit margin, partially offset by the decrease in selling and administrative expenses due to the cost recalibration plan noted above.

OUP margin for Right Management was 5.9% in the first nine months of 2013 compared to 2.1% in 2012. The OUP margin for the first nine months of 2013 improved due to the decrease in selling and administrative expenses from the cost savings from the cost recalibration plan noted above as well as the decline in restructuring costs, partially offset by the decrease in the gross profit margin.

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

Reconciliation of these Non-GAAP percent variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended September 30, 2013 Compared to 2012
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$761.8	0.1%	-%	0.1%	-%	0.1%
Other Americas	382.0	(1.6)	(5.0)	3.4	-	3.4
	1,143.8	(0.5)	(1.7)	1.2	-	1.2

Southern Europe:
France	1,420.7	2.1	5.7	(3.6)	-	(3.6)
Italy	269.7	9.3	6.0	3.3	-	3.3
Other Southern Europe	227.9	20.4	7.9	12.5	3.7	8.8
	1,918.3	4.9	5.9	(1.0)	0.4	(1.4)

Northern Europe	1,448.1	1.5	1.8	(0.3)	0.8	(1.1)
APME	601.4	(12.6)	(11.4)	(1.2)	-	(1.2)
Right Management	77.2	(3.6)	(1.8)	(1.8)	-	(1.8)
Consolidated	$5,188.8	0.3	0.6	(0.3)	0.4	(0.7)

Gross Profit	$853.6	(0.3)	0.5	(0.8)	0.3	(1.1)
Selling and Administrative Expenses	$691.2	(6.3)	0.3	(6.6)	0.3	(6.9)
Operating Profit	$162.4	37.1	1.3	35.8	0.9	34.9

(a)  In millions for the three months ended September 30, 2013.

	9 Months Ended September 30, 2013 Compared to 2012
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$2,216.4	(1.9)%	-%	(1.9)%	-%	(1.9)%
Other Americas	1,156.1	(2.0)	(2.8)	0.8	0.2	0.6
	3,372.5	(2.0)	(1.0)	(1.0)	0.1	(1.1)

Southern Europe:
France	3,886.5	(5.5)	2.6	(8.1)	0.2	(8.3)
Italy	806.0	2.2	2.6	(0.4)	-	(0.4)
Other Southern Europe	624.3	8.7	4.0	4.7	1.2	3.5
	5,316.8	(2.9)	2.8	(5.7)	0.3	(6.0)

Northern Europe	4,217.2	(1.6)	0.9	(2.5)	0.6	(3.1)
APME	1,857.2	(8.6)	(8.4)	(0.2)	-	(0.2)
Right Management	234.7	(3.6)	(1.5)	(2.1)	-	(2.1)
Consolidated	$14,998.4	(3.1)	(0.1)	(3.0)	0.3	(3.3)

Gross Profit	$2,480.1	(3.3)	(0.1)	(3.2)	0.2	(3.4)
Selling and Administrative Expenses	$2,135.2	(5.5)	(0.2)	(5.3)	0.3	(5.6)
Operating Profit	$344.9	12.4	(0.5)	12.9	0.5	12.4

(a)  In millions for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. During the nine months of 2013, we repatriated $136.2 million of our foreign earnings. As of September 30, 2013, we had $243.0 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred taxes related to those foreign earnings not considered to be permanently invested. As of September 30, 2013, we have identified approximately $260.6 million of non-United States earnings that are not permanently invested. We may repatriate additional earnings in the future as cash needs arise.

Cash provided by operating activities was $111.7 million during the first nine months of 2013 compared to a cash outflow of $14.6 million during the first nine months of 2012. This increase is primarily due to changes in our operating assets and liabilities, due to the timing of collections, accruals and payments, and increased net earnings. Changes in operating assets and liabilities utilized $183.3 million of cash during the first nine months of 2013 compared to $263.8 million during the first nine months of 2012.

Accounts receivable increased to $4,294.1 million as of September 30, 2013 from $4,179.0 million as of December 31, 2012. This increase was primarily due to the seasonal increase in revenue. DSO (Days Sales Outstanding) improved one day compared to September 30, 2012. At constant exchange rates, the September 30, 2013 balance would have been approximately $5.0 million higher than reported.

Capital expenditures were $33.6 million in the first nine months of 2013 compared to $48.6 million in the first nine months of 2012. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments. The expenditures were lower in the first nine months of 2013 as we are doing fewer office refurbishments and leasehold improvement projects due to our simplification plan.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $18.2 million and $46.0 million for the first nine months of 2013 and 2012, respectively.

Net debt payments were $266.2 million in the first nine months of 2013 as we paid off our €200.0 million 4.75% notes with available cash upon maturity in June 2013. Net debt borrowings were an inflow of $41.0 million in the first nine months of 2012.

Our €350.0 million 4.5% notes are due June 2018. When these notes mature, we plan to repay them with available cash, borrowings under our revolving credit agreement, or a new borrowing. The credit terms of any replacement borrowings, including interest rate and facility fees, will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we need additional financing.

On October 15, 2013, we amended and restated our Five-Year Credit Agreement (“the Amended Agreement”) with a syndicate of commercial banks to, among other things: decrease the revolving commitments from $800.0 million to $600.0 million, revise the termination date of the facility from October 5, 2016 to October 15, 2018, and permit the termination date of the facility to be extended by an additional year twice during the term of the Amended Agreement. The remaining material terms and conditions of the Amended Agreement are substantially similar to the material terms and conditions of our Five-Year Credit Agreement dated October 5, 2011.

As of September 30, 2013, we had letters of credit totaling $0.9 million issued under our Five-Year Credit Agreement. Additional borrowings of $799.1 million were available to us under the credit agreement as of September 30, 2013. Under the Amended Agreement, this availability would have been $599.1 million.

The Five-Year Credit Agreement, as well as the Amended Agreement, require that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in these agreements, we had a Debt-to-EBITDA ratio of 0.74 to 1 and a fixed charge coverage ratio of 3.04 to 1 as of September 30, 2013. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2013, such credit lines totaled $446.9 million, of which $403.8 million was unused. Under the Five-Year Credit Agreement, as well as the Amended Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to this limitation, additional borrowings of $556.9 million could have been made under these lines as of September 30, 2013.

In December 2012, the Board of Directors authorized the repurchase of 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. No repurchases were made during the first nine months of 2013. During the first nine months of 2012, we purchased a total of 1,178,897 shares, comprised of 619,257 shares under the 2010 authorization and 559,640 shares under the 2011 authorization. As of September 30, 2013, there were 8.0 million shares remaining authorized for repurchase under the 2012 authorization and no shares remaining under any previous authorizations.

On April 30, 2013, the Board of Directors declared a semi-annual cash dividend of $0.46 per share, which was paid on June 14, 2013 to shareholders of record on June 3, 2013.

On October 29, 2013, the Board of Directors declared a cash dividend of $0.46 per share, which is payable on December 13, 2013 to shareholders of record on December 3, 2013.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,723.9 million as of September 30, 2013 compared to $1,989.1 million as of December 31, 2012.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $164.4 million and $166.8 million as of September 30, 2013 and December 31, 2012, respectively, consisting of $126.1 million and $128.9 million for guarantees, respectively, and $38.3 million and $37.9 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.3 million and $1.2 million in the first nine months of 2013 and 2012, respectively.

We recorded net restructuring costs of $62.9 million and $22.2 million in the nine months ended September 30, 2013 and 2012, respectively, in selling and administrative expenses, related to severances and office closures in several countries. During the nine months ended September 30, 2013, we made payments of $62.8 million out of our restructuring reserve. We expect a majority of the remaining $41.5 million reserve will be paid by the end of 2014. Changes in the restructuring costs by reportable segment and Corporate are shown in Note 5 to the Consolidated Financial Statements.

In the fourth quarter of 2012, we implemented a simplification and cost recalibration plan that impacts all of our segments as well as our corporate functions. The goal of our plan is to simplify our organization by creating the right agility and speed, and focuses around four different areas: organization design, programs, delivery models, and technology structure. As a result of this plan, we expect a reduction in selling and administrative expenses of over $150 million in 2013. We expect that we will fully realize the annualized cost savings of over $180 million in 2014. We anticipate further restructuring costs in 2013 to achieve these expense savings as we continue to execute our plan.

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2013 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2013 included: expected future revenue growth rates, operating unit profit margins, and working capital levels; discount rates ranging from 11.7% to 16.5%; and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance, inclusive of simplification and cost recalibration activities since the fourth quarter of 2012.

The table below provides a sample of our reporting units’ estimated fair values and carrying values, which were determined as part of our annual goodwill impairment test performed in the third quarter ended September 30, 2013. The reporting units included below represent approximately 70% of our consolidated goodwill balance as of September 30, 2013.

(in millions)	United States	Netherlands	France	Right Management
Estimated fair values	$1,143.0	$148.9	$1,577.0	$258.8
Carrying values	977.8	110.9	537.6	137.8

Legal Regulations

The French government passed legislation effective January 1, 2013 to improve competitiveness and reduce employment costs by offering payroll tax credits to most French and foreign enterprises subject to corporate tax in France. This law, CICE, provides credits based on a percentage of wages paid to employees receiving less than two and a half times the French minimum wage. The payroll tax credit is equal to 4% of eligible wages in 2013 and increases to 6% of eligible wages starting in 2014. We will receive the credit as a reduction of our current income taxes payable, with any amounts not creditable against our current income tax payable being paid to us after three years. Given the amount of our current income taxes payable, we expect the majority of the cash to be received at the end of this three-year carry forward period. We intend to use the credit to invest in employment opportunities and to improve our competitiveness, as required by the law. We are uncertain what impact, if any, this credit will have on overall market pricing or on client requests for pricing concessions, either of which could reduce the net benefit we receive from these credits. The CICE credit is accounted for as a reduction of our cost of services in the period earned, and has had a favorable impact on our consolidated gross profit margin, as well as our margins in France and Southern Europe.

In Germany, the Confederation of German Trade Unions (representing eight German trade unions and over six million people) and the Employer’s Association of the Temporary Staffing Industry (representing two major temporary worker employers’ associations) entered into a new Collective Labor Agreement effective November 2013. The agreement will require higher wages to temporary employees and higher cost for vacation, sick pay and temporary staff time accounts, and will take effect between November 2013 and January 2014. This agreement is similar to nine other Collective Labor Agreements which became effective between November 2012 and July 2013. These changes will all have an unfavorable impact on our gross profit margin in Germany, as we pass on many of these additional costs to the client without a mark-up. However, we currently do not expect a significant impact on our consolidated or Northern Europe financial results.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In December 2012, the Board of Directors authorized the repurchase of 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of September 30, 2013, there were 8.0 million shares remaining authorized for repurchase under the 2012 authorization and no amounts remain under prior authorizations. The following table shows the total amount of shares repurchased during the third quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1- 31, 2013	186	(1)	$ 55.34	-	8,000,000
August 1 - 31, 2013	-		-	-	8,000,000
September 1 - 30, 2013	-		-	-	8,000,000

(1)	Shares of restricted stock delivered by a director to ManpowerGroup, upon vesting, to satisfy tax withholding requirements.

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

(c)	audit services with respect to certain procedures for governmental requirements and other services.

Item 6 – Exhibits

10.1	Severance Agreement dated August 13, 2013 between the Company and Darryl Green, Incorporated by reference to the Company’s Current Report on Form 8-K dated August 13, 2013.

10.2	Amended and Restated Five-Year Credit Agreement dated as of October 15, 2013 among the Company, a syndicate of lenders and Citibank, N.A., as Administrative Agent for the lenders.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: November 1, 2013

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

Exhibit No.	Description

10.1	Severance Agreement dated August 13, 2013 between the Company and Darryl Green, Incorporated by reference to the Company’s Current Report on Form 8-K dated August 13, 2013.

10.2	Amended and Restated Five-Year Credit Agreement dated as of October 15, 2013 among the Company, a syndicate of lenders and Citibank, N.A., as Administrative Agent for the lenders.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.