Form 10-K
period 2013-12-31
ManpowerGroup Inc.
filed 2014-02-21
CIK 871763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,232,989,284 as of June 30, 2013. As of February 18, 2014, there were 79,559,086 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2013. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014.

PART I

The terms “we,” “our,” “us,” or “the Company” refer to ManpowerGroup Inc. and its consolidated subsidiaries.

Item 1.                      Business

Introduction and History

    ManpowerGroup Inc. is a world leader in innovative workforce solutions and services. Our global network of over 3,100 offices in 80 countries and territories allows us to meet the needs of our global, multinational and local clients across all major industry segments. We develop solutions that drive organizations forward, accelerate individual success and help build more sustainable communities. We power the world of work.

    By offering a comprehensive range of workforce solutions and services, we help companies at varying stages in their evolution increase productivity, improve strategy, quality and efficiency, and reduce costs across their workforce to achieve their business goals. ManpowerGroup’s suite of innovative workforce solutions and services includes:

• Recruitment and Assessment – By leveraging our trusted brand, industry knowledge and expertise, we identify the right talent in the right place to help our clients quickly access the people they need when they need them. Through our industry-leading assessments, we gain a deeper understanding of the people we serve to correctly identify candidates’ potential, resulting in a better cultural match.

• Training and Development – Our unique insights into evolving employer needs and our expertise in training and development help us prepare candidates and associates to succeed in today’s competitive marketplace. We offer an extensive portfolio of training courses and leadership development solutions that help clients maximize talent and optimize performance.

• Career Management – We understand the human side of business to help individuals and organizations unleash human potential to enhance skills, increase effectiveness and successfully manage career changes and workforce transitions.

• Outsourcing – We provide clients with outsourcing services related to human resources functions primarily in the areas of large-scale recruiting and workforce-intensive initiatives that are outcome-based, thereby sharing in the risk and reward with our clients.

• Workforce Consulting – We help clients create and align their workforce strategy to achieve their business strategy, increase business agility and flexibility, and accelerate personal and business success.

    This comprehensive and diverse business mix helps us to partially mitigate the cyclical effects of the national economies in which we operate. Our family of brands and offerings includes:

• Manpower – We are a global leader in contingent and permanent recruitment staffing. We provide businesses with rapid access to a highly qualified and productive pool of candidates to give them the flexibility and agility they need to respond to changing business needs.

• Experis – We are a global leader in professional resourcing and project-based solutions. With operations in over 55 countries and territories, we deliver 49 million hours of professional talent specializing in Information Technology (IT), Engineering, Finance and Healthcare.

• Right Management – We are a global leader in talent and career management. Through our innovative and proprietary process, we leverage our expertise in employee assessment, leader development, career management and workforce transition and outplacement to increase productivity and optimize business performance.

• ManpowerGroup Solutions – ManpowerGroup Solutions is a leader in outcome-based, talent-driven solutions. Our offerings include best-in-class Talent Based Outsourcing (TBO), TAPFIN - Managed Service Provider (MSP), Recruitment Process Outsourcing (RPO), Borderless Talent Solutions (BTS), Strategic Workforce Consulting (SWC) and Language Services.

    Our leadership position allows us to be a center for quality employment opportunities for people at all points in their career paths. In 2013, the 3.4 million people we connected to opportunities and purpose worked to help more than 400,000 of our clients meet their business objectives. Seasoned professionals, skilled laborers, temporary to permanent, parents returning to work, seniors wanting to supplement pensions, previously unemployed youth and disabled individuals all turn to the ManpowerGroup companies for employment possibilities. Similarly, governments in the nations in which we operate look to us to help provide employment opportunities and training to assist the unemployed in gaining the skills they need to enter the workforce. We provide a bridge to experience and employment, and help to build more sustainable communities.

    We, and our predecessors, have been in business since 1948, with shares listed on the New York Stock Exchange since 1967.

    Our Internet address is www.manpowergroup.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our Internet website:

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

Our Operations

    Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. Correspondingly, during periods of weak economic growth or economic contraction, the demand for our staffing services typically declines, while demand for our outplacement services typically accelerates.

    During the last several years, secular trends toward greater workforce flexibility have had a favorable impact on demand for our innovative workforce solutions and services around the world. As companies attempt to increase the variability of their cost base, the workforce solutions we provide help them to effectively address the fluctuating demand for their products or services. As the economy recovers, we plan to play an increasing role, as the need for a robust workforce strategy and talent acquisition plan will continue to be critical due to the deep staff cuts that many companies, particularly large organizations, have made during periods of slow economic growth.

    Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative and industrial positions. All of these services are provided under our Manpower and Experis brands. We have provided services under our core Manpower brand for over 65 years with a primary focus on the areas of office, call center and industrial services and solutions. We are continuing the global expansion and acceleration of our Experis brand, particularly in the areas of IT, Engineering, Finance and Healthcare, providing high-impact solutions, accelerating organizations’ growth by intensely attracting, assessing and placing specialized expertise to deliver in-demand talent for mission-critical positions. Our experience and expertise allow us to accurately assess candidates’ workplace potential and technical skills to match them to the needs of our clients. Our plan is to develop Experis to be a critical revenue stream for us in the future, as we continue to build our brand and attract the talent our clients need as skills shortages arise.

ManpowerGroup Solutions specializes in the delivery of customized workforce strategies and outcome-based solutions. Within this business unit, our recruitment solutions and services include our RPO offering, in which we manage customized, large-scale recruiting and workforce productivity initiatives for clients through an exclusive outsourcing contract. We can manage a single element or all of a client's permanent recruiting and hiring processes, from job profiling to on-boarding, globally or in a single location. MSP services include overall program management, reporting and tracking, supplier selection and management and order distribution. The MSP and RPO offerings both provide specialty expertise in contingent workforce management and broader administrative functions. TBO services include management of financial and administrative processes, including call center and customer service activities and accounting and payroll. BTS provides our clients with access to the world’s labor market and the expertise of ManpowerGroup’s global network. BTS services include the placement of candidates who best meet the qualifications sought by our clients from one country to another country. Our proven experience, process and digital and physical network allow us to drive the per hire cost savings down through an end-to-end recruitment process. Our SWC offering provides our clients with guidance on a workforce strategy that is aligned with and accelerates the execution of their business strategy. SWC uses the consulting methodology that leverages ManpowerGroup’s capability, expertise and our unique perspective on the changing world of work. ManpowerGroup Solutions Language Services delivers the holistic language and content management expertise to drive performance and increase the impact of communications across an organization.

Americas

    We provide services as Manpower, Experis and ManpowerGroup Solutions through both branch and franchise offices. The total Americas segment had 722 branch and 180 franchise offices. In the United States, where we realized 66% of the Americas’ revenue, we had 486 branch and 165 franchise offices as of December 31, 2013, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Other Americas, the largest operations of which include Mexico and Argentina, we had 236 branch offices and 15 franchise offices. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise. In the United States, we provide client invoicing and payroll processing of our contingent workers for all branch offices and some of our franchise offices through administrative centers managed by our Milwaukee headquarters.

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

Our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection and training. During 2013 in this segment, approximately 34% of temporary and contract recruitment revenues were derived from placing industrial staff, 31% from placing office staff, and 35% from placing professional and technical staff. For our United States operations in 2013, approximately 41% of the temporary and contract recruitment revenues were derived from placing industrial staff, 18% from placing office staff, and 41% from placing professional and technical staff.

Our ManpowerGroup Solutions operations provide a variety of talent based solutions including TBO, MSP, RPO, BTS, SWC and Language Services. We also conduct business in the Americas under our Right Management brand as discussed further at the end of this section.

Southern Europe

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe. Our largest operations in Southern Europe are in France (73% of the segment revenue) and Italy (15% of the segment revenue).

We conduct our operations in France and the surrounding region as a leading workforce solutions and service provider through 754 branch offices under the name of Manpower, Experis or ManpowerGroup Solutions, and 108 branch offices under the name Supplay. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominately focused on recruitment for industrial positions. In 2013, we derived approximately 81% of our temporary recruitment revenues in France from the supply of industrial and construction workers, 17% from the supply of office staff, and 2% from the supply of professional and technical staff.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2013, ManpowerGroup Italy conducted operations through a network of 239 branch offices. It provides a comprehensive suite of workforce solutions and services offered through Manpower, Experis or ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2013, approximately 66% of our temporary and contract recruitment revenues in Italy were derived from placing industrial staff, 9% from placing office staff, including contact center staff, and 25% from placing professional and technical staff.

For our Southern Europe operations in total during 2013, approximately 74% of temporary and contract recruitment revenues were derived from placing industrial staff, 16% from placing office staff, and 10% from placing professional and technical staff.

We also conduct business in Southern Europe under our Right Management brand as discussed below.

Northern Europe

Our largest operations in Northern Europe are in the United Kingdom, the Nordics, Germany and the Netherlands, providing a comprehensive suite of workforce solutions and services through Manpower, Experis and ManpowerGroup Solutions. Collectively, we operate through 593 branch offices and 49 franchise offices in this region. The franchise offices are in Switzerland, where we own 49% of the franchise.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2013, we conducted operations in the United Kingdom as Manpower, Experis and ManpowerGroup Solutions through a network of 80 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2013, approximately 36% of our United Kingdom operation’s temporary recruitment revenues were derived from the supply of industrial staff, 22% from the supply of office staff, and 42% from the supply of professional and technical staff.

We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 89 branch offices, separate from our other brands in the United Kingdom. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

For our Northern Europe operations in total during 2013, approximately 38% of temporary and contract recruitment revenues were derived from placing industrial staff, 27% from placing office staff, and 35% from placing professional and technical staff.

We also conduct business in Northern Europe under our Right Management brand as discussed below.

APME

We operate through 191 branch offices in the Asia Pacific Middle East (APME) region. The largest of these operations are located in Australia, China, India and Japan, all of which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2013, approximately 14% of our APME temporary and contract recruitment revenues were derived from placing industrial staff, 48% from placing office staff, and 38% from placing professional and technical staff.

We also conduct business in APME under our Right Management brand as discussed below.

Right Management

    Right Management is a global leader in talent and career management workforce solutions within ManpowerGroup. The firm designs and delivers solutions to align talent strategy with business strategy. Right Management’s expertise spans Talent Assessment, Leader Development, Organizational Effectiveness, Employee Engagement, and Workforce Transition and Outplacement. With over 130 offices in more than 50 countries and territories, Right Management partners with companies of all sizes – including more than 80% of the Fortune 500 – to help grow and engage their talent, increase productivity and optimize business performance.

Competition

We compete in the employment services industry by offering a broad range of services, including permanent, temporary and contract recruitment, project-based workforce solutions, assessment and selection, training, career and talent management, managed service solutions, outsourcing, consulting and professional services.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of United States dollars in annual revenues. In most areas, no single company has a dominant share of the employment services market. In addition to us, the largest publicly owned companies specializing in recruitment services are Adecco, S.A. (Switzerland), Randstad Holding N.V. (Netherlands) and Kelly Services, Inc. (the United States). We also compete against a variety of regional or specialized companies such as Robert Half Inc., Kforce Inc., PageGroup, Korn/Ferry International and Alexander Mann. It is a highly competitive industry, reflecting several trends in the global marketplace such as the notably increasing demand for skilled people, employers’ desire for more flexible working models and consolidation among clients and in the employment services industry itself. We manage these trends by leveraging established strengths, including one of the employment services industry’s most recognized and respected brands; geographic diversification; size and service scope; an innovative product mix; recruiting and assessment expertise and a strong client base. While staffing is an important aspect of our business, our strategy is focused on providing both the skilled employees our clients need and high-value workforce management, outsourcing and consulting solutions.

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our presence in each market, and large national/multinational client relationships, which comprised approximately 56% of our revenues in 2013. These large national and multinational clients will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to the local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed. Client relationships with small- and medium-size businesses tend to rely less upon longer-term contracts, and the competitors for this business are primarily locally-owned businesses.

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

Employees

We had approximately 25,000 full-time equivalent employees as of December 31, 2013. In addition, we estimate that we recruit on behalf of our clients approximately 3.4 million permanent, temporary and contract workers on a worldwide basis each year.

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

Financial Information about Foreign and Domestic Operations

Note 14 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2013, 2012 and 2011. Such note is found in our 2013 Annual Report to Shareholders and is incorporated herein by reference.

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

Our business declined during the global economic downturn as clients required fewer of our workforce solutions and services. There is a risk that, even if global economic conditions recover, we will continue to experience declines in all, or in portions, of our business.

Because demand for workforce solutions and services, particularly staffing services, is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. In 2013, in a continuation of the global economic downturn, we experienced a reduction in our revenues in many of the markets in which we operate, particularly the staffing services which comprise the majority of our business. During periods of weak economic growth or economic contraction, such as 2009 to 2013, the demand for our staffing services typically declines, and such economic contraction may continue. Even if global economic conditions were to improve in 2014, we may not experience a recovery in our business. When demand drops or remains low, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not decline as quickly as revenues. In periods of decline, we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our branch network and brands. Additionally, during periods of economic uncertainty, companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our clients become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may suffer.

    Our results of operations could be adversely affected by volatile or uncertain economic conditions.

    Our business is affected by global macroeconomic conditions, which have recently included considerable uncertainty and volatility. In particular, economic conditions have been unstable and difficult to predict globally, particularly within Europe, which represented 65% of our revenues in 2013, and which has experienced a prolonged period of recession. Even without uncertainty and volatility, it is difficult for us to forecast future demand for our services due to the inherent difficulty in forecasting the direction and strength of economic cycles, and the short-term nature of many of our staffing assignments. This situation can be exacerbated by uncertain and volatile economic conditions, which may cause clients to reduce or defer projects for which they utilize our services, thereby negatively affecting demand for them. When it is difficult for us to accurately forecast future demand, we may not be able to determine the optimal level of personnel and office investments necessary to profitably take advantage of growth opportunities.

We may lack the speed and agility to respond to the needs of our clients.

There is a risk we may not be able to respond with sufficient speed and agility to the needs of our clients, which may change rapidly as their businesses evolve. The size and breadth of our organization, comprising approximately 25,000 employees based out of over 3,100 offices in 80 countries and territories, may make it difficult for us to effectively manage our resources and provide coordinated solutions to our clients who require our services in multiple locations. Also, our size and scale may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If our competitors are more agile or effective at meeting the needs of our current and prospective clients, our business and financial results could be materially adversely affected.

The worldwide employment services industry is highly competitive with limited barriers to entry, which could limit our ability to maintain or increase our market share or profitability.

The worldwide employment services industry is highly competitive with limited barriers to entry, and in recent years has undergone significant consolidation. We compete in markets throughout the world with full-service and specialized employment services agencies. Several of our competitors, including Adecco S.A., Randstad Holding N.V. and Kelly Services, Inc., have very substantial marketing and financial resources, and may be better positioned in certain markets. Portions of our industry may become increasingly commoditized, with the result that competition in key areas could become more focused on pricing. We expect that we will continue to experience pressure on price from competitors and clients. There is a risk that we will not compete effectively, including on price, which could limit our ability to maintain or increase our market share and could adversely affect our profitability. This may worsen as clients increasingly take advantage of low-cost alternatives including using their own in-house resources rather than engaging a third party.

    We may be unable to effectively implement our business strategy, and there can be no assurance that we will achieve our objectives, including our simplification efforts.

Our business strategy focuses on growing revenue while improving our operating profits. An important element of our strategy is our effort to diversify our revenues beyond our core staffing and employment services through the sale of innovative workforce solutions that have higher operating margins. These workforce solutions are often unique, non-repeatable and tailored to a client’s needs, and present costs, risk and complexity that may be difficult to calculate. These solutions may be unprofitable if we are not able to accurately anticipate these costs and risks in our pricing for these solutions, including failure to structure a solution to ensure we recover our initial investments, or if we do not have an adequate delivery plan for these solutions.

Our business strategy also includes continuing efforts to simplify our organizational structure, programs, technology and delivery of services to make us a more agile and effective competitor, to reduce the cost of operating our business and to increase our operating profit and operating profit margin. We may not be successful in our continuing simplification efforts, and they may fail to achieve the cost savings we anticipate; further, we may fail to prevent the return of costs eliminated in these efforts. Additionally, the reductions in personnel and other changes we make in connection with the implementation of our simplification strategy could adversely affect our ability to effectively operate our business. Furthermore, the implementation of our simplification strategy, and other plans to accomplish our business and financial objectives, is highly dependent on factors within and outside of our control, including our performance managing our operations as well as global economic conditions. If, for these or other reasons, we are not successful in implementing our business strategy or achieving the anticipated results, our business, financial condition and results of operations could be materially adversely affected.

Our performance on contracts may be adversely affected if we or third parties fail to deliver on commitments.

Our contracts are increasingly complex and, in some instances, require that we partner with other parties to provide the workforce solutions required by our clients. Our ability to deliver these solutions and provide the services required by our clients is dependent on our and our partners' ability to meet our clients' delivery requirements and schedules. If we or our partners fail to deliver services on time and in accordance with contractual performance obligations, then our ability to successfully complete our contracts may be adversely affected, which may have a material and adverse impact on our client relations, revenues and profitability.

Our results of operations and ability to grow could be materially negatively affected if we cannot successfully keep pace with technological changes in the development and implementation of our services and solutions.

Our success depends on our ability to keep pace with rapid technological changes in the development and implementation of our services and solutions. Our business is reliant on a variety of technologies, including those which support applicant on-boarding and tracking systems, order management, billing, and client data analytics. If we do not sufficiently invest in new technology and industry developments, or evolve our business at sufficient speed and scale in response to such developments, or if we do not make the right strategic investments to respond to these developments, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage could be negatively affected.

If we lose our key personnel, then our business may suffer.

Our operations are dependent on the continued efforts of our officers and executive management and the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. If we were to lose key personnel who have acquired significant experience in managing our business or managing companies on a global basis, it could have a significant impact on our operations. Additionally, some of our important client relationships may be dependent on the continued performance of individual managers or field personnel, and there is a risk that loss of those individuals could jeopardize key client relationships. Our simplification plan includes reductions of our workforce, at the staff and officer level, in both our headquarters and throughout our country operations. There is a risk that this simplification and the resultant reductions in personnel could materially adversely affect the effectiveness of our operations, and therefore our business and financial results.

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

We operate in 80 countries and territories around the world. If we are unable to manage the following risks of our global operations, our results could be adversely affected:

•  We are subject to risk from political events, including political unrest, hostilities, and strikes.

•  We are subject to natural disasters, severe weather conditions, global health emergencies, disruptions of infrastructure and utilities, cyber attacks, and other events beyond our control.

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

Our business exposes us to competition law risk.

We are subject to antitrust and competition law in the United States, the European Union, and many other regions in which we operate. Some of our business models may carry a heightened risk of regulatory inquiry under relevant competition laws. Although we have put in place safeguards designed to maintain compliance with applicable competition laws, there can be no assurance these protections will be adequate, and there is a risk that we will be subject to regulatory investigation by relevant authorities. For example, in 2009, we were fined by the French Competition Council following a 2004 investigation, and in 2013 we were informed that the French competition authority had commenced an investigation into us and a number of our competitors in France.

There is no assurance we will successfully defend against such regulatory inquiries, and they may consume substantial amounts of our financial and managerial resources, and result in adverse publicity, even if successfully resolved. An unfavorable outcome with respect to these matters and any future matters could, individually or in the aggregate, result in substantial liabilities that have a material adverse effect upon our business, financial condition or results of operations.

Our ability to attract and retain business and employees may depend on our reputation in the marketplace.

We believe the ManpowerGroup brand name and our reputation are important corporate assets that help distinguish our services from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches, internal control deficiencies, delivery failures or compliance violations. Similarly, our reputation could be damaged by actions or statements of current or former clients, employees, competitors, vendors, adversaries in legal proceedings, government regulators, as well as members of the investment community or the media. There is a risk that negative information about ManpowerGroup, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the ManpowerGroup brand name and could reduce investor confidence in us, materially adversely affecting our share price.

Our results of operations and share price could be adversely affected if we are unable to maintain effective internal controls.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and our results of operations, the market price of our securities and our ability to obtain new business could be materially adversely affected.

Foreign currency fluctuations may have a material adverse effect on our operating results.

We conduct our operations in 80 countries and territories, and the results of our local operations are reported in the applicable foreign currencies and then translated into United States dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. During 2013, approximately 85% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, approximately $517.7 million of our outstanding indebtedness as of December 31, 2013 was denominated in foreign currencies. Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into United States dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. This exposure could have a material adverse effect on our business, financial condition, cash flow and results of operations in the future because, among other things, it could cause our reported revenues and profitability to decline or debt levels and interest expense to increase.

We maintain debt that could adversely affect our operating flexibility and put us at a competitive disadvantage.

As of December 31, 2013, we had $517.9 million of total debt. Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

 •  we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

 •  borrowings under our revolving credit facilities are at a variable interest rate, making us more vulnerable to increases in interest rates; and

 •  we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions.

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

Our inability to secure guarantees or letters of credit on acceptable terms may substantially increase our cost of doing business in various countries.

In a number of countries in which we conduct business we are obligated to provide guarantees or letters of credit to secure licenses, lease space or for insurance coverage. We typically receive these guarantees and letters of credit from a number of financial institutions around the world. In the event that we are unable to secure these arrangements from a bank, lender or other third party on acceptable terms, our liquidity may be adversely affected, there could be a disruption to our business or there could be a substantial increase in cost for our business.

The price of our common stock may fluctuate significantly, which may result in losses for investors.

The market price for our common stock has been and may continue to be volatile. For example, during 2013, the price of our common stock as reported on the New York Stock Exchange ranged from a high of $86.66 to a low of $43.49. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

From time to time, we make acquisitions of other companies or operating assets.Our acquisition strategy involves significant risks, including:

•  difficulties in the assimilation of the operations, services and corporate culture of acquired companies;

•  over-valuation by us of acquired companies;

•  insufficient indemnification from the selling parties for legal liabilities incurred by the acquired companies prior to the acquisitions; and

•  diversion of management’s attention from other business concerns.

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. In addition, future acquisitions could materially adversely affect our business, financial condition, results of operations and liquidity. Possible impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges could also occur.

We could be harmed by improper disclosure or loss of sensitive or confidential company, employee, associate or client data, including personal data.

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment information, about our employees, clients, associates and candidates, a portion of which is personally sensitive. In doing so, we rely on our own technology and systems, and those of third party vendors we use for a variety of processes. We and our third party vendors have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over sensitive or confidential data and other practices we and our third party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Such disclosure, loss or breach could harm our reputation and subject us to liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

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

In addition, we cannot be sure that our services and solutions do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future.

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

Item 4.                 Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF MANPOWERGROUP
(as of February 18, 2014)

Name of Officer	Office

Jeffrey A. Joerres Age 54
Chairman of ManpowerGroup since May 2001. Chief Executive Officer of ManpowerGroup since April 1999. President of ManpowerGroup from April 1999 to November 2012. A director of Johnson Controls, Inc., Artisan Partners Asset Management and the Federal Board Reserve of Chicago, serving as Chair. A director of ManpowerGroup for more than five years. An employee of ManpowerGroup since July 1993.

Jonas Prising Age 49
ManpowerGroup President since November 2012. President of ManpowerGroup – The Americas since January 2009. Executive Vice President of ManpowerGroup from January 2009 to November 2012. Executive Vice President of ManpowerGroup, President – United States and Canadian Operations from January 2006 to December 2008. An employee of ManpowerGroup since May 1999.

Darryl Green Age 53
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

Michael J. Van Handel Age 54
Executive Vice President, Chief Financial Officer of ManpowerGroup since January 2008. Executive Vice President, Chief Financial Officer and Secretary of ManpowerGroup from April 2002 to January 2008. An employee of ManpowerGroup since May 1989. A director of BMO Financial Corp. and Cellular Dynamics International, Inc.

Hans Leentjes Age 48
Executive Vice President of ManpowerGroup, President – Northern Europe since January 2011. Regional Managing Director of EMEA’s Central Region from January 2009 to December 2010. Country Manager of the Netherlands from March 2005 to December 2008. An employee of ManpowerGroup since March 2005. A director of ABU, the Dutch Association of temporary work agencies, from 2006 to June 2011.

Mara E. Swan Age 54
Executive Vice President - Global Strategy and Talent since January 2009. Senior Vice President of Global Human Resources from August 2005 to December 2008.  Prior to ManpowerGroup, served as Chief People Officer for the Molson Coors Brewing Company for its global operations. An employee of ManpowerGroup since August 2005. A director of GOJO Industries since November 2012.

Sriram “Ram” Chandrashekar Age 47
Executive Vice President, Operational Excellence and IT, and President of Asia Pacific Middle East Region since February 2014. Senior Vice President of Operational Excellence and IT from October 2012 to February 2014. COO of Asia Pacific Middle East Region from April 2008 to October 2012.  Prior to joining ManpowerGroup, COO of Sterling Infotech Group of companies. An employee of ManpowerGroup since April 2008.

Richard D. Buchband Age 50
Senior Vice President, General Counsel and Secretary of ManpowerGroup since January 2013. Prior to joining ManpowerGroup, a partner and Associate General Counsel for Accenture plc from 2006 to 2011. An employee of ManpowerGroup since January 2013.

 OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and Affiliates, in 2013:

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

(e)	audit services with respect to certain procedures for governmental requirements and an opening balance sheet for an acquired entity.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

In December 2012 and November 2011, the Board of Directors authorized the repurchase of 8.0 million and 3.0 million shares of our common stock, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under these authorizations during the fourth quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs
October 1 - 31, 2013	-		$-	-	8,000,000
November 1 - 30, 2013	-		-	-	8,000,000
December 1 - 31, 2013	6,042	(1)(2)	-	-	8,000,000

(1) 5,856 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.
(2) 186 shares of restricted stock delivered by a director to ManpowerGroup, upon vesting, to satisfy tax withholding requirements.

The remaining information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2013, under the heading “Note 15—Quarterly Data” (page 84) and “Corporate Information” (page 87) and in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014, under the caption “Equity Compensation Plan Information”, which information is hereby incorporated herein by reference.

Item 6.     Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2013, under the heading “Selected Financial Data” (page 85), which information is hereby incorporated herein by reference.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2013, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (pages 25 to 48), which information is hereby incorporated herein by reference.

Item 7A.               Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2013, under the heading “Significant Matters Affecting Results of Operations” (pages 44 to 48), which information is hereby incorporated herein by reference.

Item 8.                 Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and the notes thereto (pages 52 to 84) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2013, which information is hereby incorporated herein by reference.

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

Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting is set forth on page 49 in our Annual Report to Shareholders for the fiscal year ended December 31, 2013, which information is hereby incorporated herein by reference. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting is included on page 51 of our Annual Report to Shareholders for the year ended December 31, 2013, which information is hereby incorporated herein by reference.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

On February 20, 2014, the Company entered into a compensation agreement and severance agreement with each of Jeffrey A. Joerres, the Chief Executive Officer of the company, and Michael J. Van Handel, the Executive Vice President and Chief Financial Officer of the Company. These agreements replaced similar agreements that expired on February 16, 2014.  The term under each of the compensation agreements and severance agreements expires on the first to occur of (1) the date two years after the occurrence of a change of control of the Company or (2) February 20, 2017, if no such change of control occurs before February 20, 2017.

Aside from the new term applicable to each agreement, the agreements were adopted in substantially in the same form as the agreements they replaced with minor modifications, including the following changes:

• Under the compensation agreements, Mr. Joerres and Mr. Van Handel are entitled to receive a base salary, as may be increased from time to time by the Company. Effective February 11, 2014, Mr. Van Handel’s base salary has been increased to $660,000 per year and this is reflected in his compensation agreement.

• Under the severance agreements, the definition of “good reason” has been modified to include (i) any material breach by the Company or one of its affiliates of a material obligation to pay or provide benefits or compensation to the executive, (ii) a material diminution in base salary, (iii) a material diminution in the executive’s authority, duties or authority, coupled with a material reduction in the executive’s target bonus opportunity, (iv) a material diminution in the executive’s authority, duties or responsibility which is not coupled with a material reduction in the executive’s target bonus opportunity, but which occurs within 2 years after a change of control; or (v) a material reduction in the executive’s target bonus opportunity which is not coupled with a material diminution in the executive’s authority, duties or responsibilities, but which occurs within 2 years after a change of control.  Under the prior agreements, “good reason” included a material diminution of the executive’s authority, duties or responsibilities, but did not include a material diminution in the executive’s target bonus opportunity (other than in the two years following a change of control).

• Under the severance agreements, the healthcare continuation benefits for a termination that does not occur in connection with a change of control have been revised so that the Company will pay the total cost of benefit continuation for twelve months. Under the prior agreements, the Company was required only to pay the normal employer-portion of such cost.

The foregoing description of the compensation agreements and severance agreements is qualified in its entirety by reference to the compensation agreements and severance agreements and compensation agreements filed herewith as exhibits 10.7(a) - 10.8(b), which are incorporated by reference to this report.

PART III

Item 10.               Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of ManpowerGroup” in Part I after Item 4.

(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)
The board of directors has determined that both Gina R. Boswell, chairman of the audit committee, and Roberto Mendoza are an “audit committee financial expert.” Ms. Boswell and Mr. Mendoza are both “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

(e)
Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2014 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(f)
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the Code on our Internet website at www.manpowergroup.com.

Item 11.               Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014, under the caption “Executive and Director Compensation”; under the caption “Executive Compensation Committee Interlocks and Insider Participation”; and under the caption “Report of the Executive Compensation Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014, under the caption “Security Ownership of Certain Beneficial Owners” and under the caption “Security Ownership of Management”; and under the caption “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014, under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14.               Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2014, under the caption “Audit Committee Report,” which information is hereby incorporated herein by reference.

PART IV

Item 15.               Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Page Number(s) in Annual Report to Shareholders
Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

Reports of Independent Registered Public Accounting Firm	50-51

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	52

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	52

Consolidated Balance Sheets as of December 31, 2013 and 2012	53

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011	54

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011	55

Notes to Consolidated Financial Statements	56-84

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

(c) Exhibits.

3.1	Amended and Restated Articles of Incorporation of ManpowerGroup Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

3.2	Amended and Restated By-laws of ManpowerGroup Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

4.1
Fiscal and Paying Agency Agreement between the Company and Citibank, N.A., as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of June 22, 2012 (including the form of Note attached thereto as Schedule I), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.1
Amended and Restated Manpower Inc. Senior Management Performance-Based Deferred Compensation Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **

10.2
Amended and Restated Five-Year Credit Agreement dated as of August 13, 2013 among the Company, a syndicate of lenders and Citibank, N.A., as Administrative Agent, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.3	Manpower Savings Related Share Option Scheme incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. **

10.4
Manpower 1990 Employee Stock Purchase Plan (Amended and Restated effective April 26, 2005), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.5
Manpower Retirement Plan, as amended and restated effective as of March 1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989. **

10.6
Manpower Inc. Corporate Senior Management Annual Incentive Pool Plan, incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on March 23, 2011 in connection with the 2011 Annual Meeting of the Shareholders of the Company.**

10.7(a)	Compensation Agreement between Jeffrey A. Joerres and the Company dated as of February 20, 2014. **

10.7(b)	Severance Agreement between Jeffrey A. Joerres and the Company dated as of February 20, 2014. **

10.8(a)	Compensation Agreement between Michael J. Van Handel and the Company dated as of February 20, 2014. **

10.8(b)	Severance Agreement between Michael J. Van Handel and the Company dated as of February 20, 2014. **

10.9(a)
Amended and Restated Assignment Agreement by and among the Company and Jonas Prising dated as of December 29, 2008, incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2008. **

10.9(b)	Amendment to Assignment Agreement between the Company and Jonas Prising dated March 7, 2011, incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2011.**

10.9(c)	Letter Agreement between Darryl Green and the Company dated as of April 4, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.10(a)
Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective February 16, 2011), incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2011. **

10.10(b)	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors Under the 2011 Equity Incentive Plan (Amended and Restated October 29, 2013). **

10.10(c)	Manpower Inc. Compensation for Non-Employee Directors (Amended and Restated Effective October 29, 2013). **

10.10(d)
Amended and Restated Severance Agreement between Jonas Prising and the Company dated as of February 15, 2012, incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2012.

10.10(e)	Amended and Restated Severance Agreement dated July 31, 2012 between the Company and Owen Sullivan, incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2012. **

10.10(f)	Employment Separation Agreement dated March 29, 2013 between the Company and Owen Sullivan, incorporated by reference to the Company’s Current Report on Form 8-K dated March 29, 2013. **

10.10(g)
Amended and Restated Severance Agreement between Mara Swan and the Company dated as of February 15, 2012, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.10(h)	Severance Agreement dated August 13, 2013 between the Company and Darryl Green, incorporated by reference to the Company’s Current Report on Form 8-K dated August 13, 2013. **

10.10(i)	Severance Agreement dated February 13, 2013 between the Company and Richard Buchband, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. **

10.10(j)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 28, 2009), incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 4, 2009. **

10.10(k)	Amendment of Manpower Inc. 2003 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. **
10.10(l)
2011 Equity Incentive Plan of Manpower Inc., incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed on March 23, 2011 in connection with the 2011 Annual Meeting of the Shareholders of the Company.**

10.10(m)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.11(a)	Form of Nonstatutory Stock Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.11(b)	2012 Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. **
10.11(c)	Amended Offer Letter between Hans Leentjes and the Company dated as of May 10, 2011, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. **

10.11(d)	Severance Agreement between Hans Leentjes and the Company dated as of February 17, 2014. **

10.11(e)	Form of Restricted Stock Agreement (CEO Form), incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.11(f)	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

10.11(g)	Form of Career Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

10.11(h)	Form of Stock Option Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.11(i)	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2013 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWERGROUP INC.

By:	/s/ Jeffrey A. Joerres
Jeffrey A. Joerres Chairman and Chief Executive Officer

Date:	February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey A. Joerres Jeffrey A. Joerres	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)	February 21, 2014

/s/ Michael J. Van Handel Michael J. Van Handel	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2014

Directors: Marc J. Bolland, Gina R. Boswell, Cari M. Dominguez, William Downe, Jack M. Greenberg, Patricia A. Hemingway Hall, Terry A. Hueneke, Roberto Mendoza, Ulice Payne, Jr., Elizabeth P. Sartain, John R. Walter and Edward J. Zore

February 21, 2014

By:	/s/ Richard Buchband
Richard Buchband Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ManpowerGroup Inc.

We have audited the consolidated financial statements of ManpowerGroup Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company’s internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated February 21, 2014; such consolidated financial statements and reports are included in your 2013 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 21, 2014

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2013, 2012 and 2011, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2013	$118.0	$24.1	$(26.4)	$2.6	$0.3	$118.6
2012	108.6	29.2	(23.2)	2.9	0.5	118.0
2011	111.6	25.9	(25.0)	(4.7)	0.8	108.6