Form 10-Q
period 2014-03-31
ManpowerGroup Inc.
filed 2014-04-30
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
March 31, 2014
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at April 28, 2014
Common Stock, $.01 par value	79,623,280

ManpowerGroup Inc.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-13
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4	Controls and Procedures	21

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 5	Other Information	23
Item 6	Exhibits	24

SIGNATURES		25

EXHIBIT INDEX		26

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	March 31,	December 31,
	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$696.5	$737.6
Accounts receivable, less allowance for doubtful accounts of $121.4 and $118.6, respectively	4,244.1	4,277.9
Prepaid expenses and other assets	142.8	161.3
Future income tax benefits	67.2	66.2
Total current assets	5,150.6	5,243.0

OTHER ASSETS:
Goodwill	1,098.9	1,090.9
Intangible assets, less accumulated amortization of $255.4 and $247.9, respectively	312.5	309.1
Other assets	557.2	479.3
Total other assets	1,968.6	1,879.3

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	709.5	706.2
Less: accumulated depreciation and amortization	548.7	540.2
Net property and equipment	160.8	166.0
Total assets	$7,280.0	$7,288.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2014	2013
CURRENT LIABILITIES:
Accounts payable	$1,579.0	$1,523.9
Employee compensation payable	184.3	230.4
Accrued liabilities	561.3	536.1
Accrued payroll taxes and insurance	578.0	680.7
Value added taxes payable	476.4	502.5
Short-term borrowings and current maturities of long-term debt	45.4	36.0
Total current liabilities	3,424.4	3,509.6

OTHER LIABILITIES:
Long-term debt	484.3	481.9
Other long-term liabilities	395.5	382.6
Total other liabilities	879.8	864.5

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 112,463,899 and 112,014,673 shares, respectively	1.1	1.1
Capital in excess of par value	3,032.6	3,014.0
Retained earnings	1,387.6	1,317.5
Accumulated other comprehensive income	82.1	82.2
Treasury stock at cost, 32,990,255 and 32,658,685 shares, respectively	(1,527.6)	(1,500.6)
Total shareholders’ equity	2,975.8	2,914.2
Total liabilities and shareholders’ equity	$7,280.0	$7,288.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended
	March 31,
	2014	2013
Revenues from services	$4,904.0	$4,768.9
Cost of services	4,087.5	3,978.8
Gross profit	816.5	790.1
Selling and administrative expenses	689.6	735.7
Operating profit	126.9	54.4
Interest and other expenses	9.2	11.5
Earnings before income taxes	117.7	42.9
Provision for income taxes	47.6	19.0
Net earnings	$70.1	$23.9
Net earnings per share – basic	$0.88	$0.31
Net earnings per share – diluted	$0.86	$0.31
Weighted average shares – basic	79.8	77.1
Weighted average shares – diluted	81.2	78.2

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2014	2013
Net earnings	$70.1	$23.9
Other comprehensive loss:
Foreign currency translation adjustments	(3.3)	(31.0)
Translation adjustments on net investment hedge, less income taxes of $(0.4) and $7.4, respectively	(0.8)	12.1
Translation adjustments on long-term intercompany loans	2.3	(23.6)
Unrealized gain on investments, less income taxes of $0.3 and $0.4, respectively	1.7	1.2
Total other comprehensive loss	(0.1)	(41.3)
Comprehensive income (loss)	$70.0	$(17.4)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$70.1	$23.9
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	21.6	24.2
Deferred income taxes	(1.5)	2.7
Provision for doubtful accounts	6.6	5.9
Share-based compensation	10.8	6.5
Excess tax benefit on exercise of share-based awards	(2.2)	(0.3)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	27.8	20.2
Other assets	(55.8)	(17.1)
Other liabilities	(92.9)	(128.3)
Cash used in operating activities	(15.5)	(62.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.3)	(12.8)
Acquisitions of businesses, net of cash acquired	(9.4)	–
Proceeds from the sale of property and equipment	–	0.6
Cash used in investing activities	(17.7)	(12.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	13.3	2.2
Repayments of long-term debt	(0.6)	(0.3)
Proceeds from share-based awards	6.0	10.2
Other share-based award transactions, net	(8.2)	1.0
Repurchases of common stock	(16.7)	–
Cash (used in) provided by financing activities	(6.2)	13.1

Effect of exchange rate changes on cash	(1.7)	(3.3)
Change in cash and cash equivalents	(41.1)	(64.7)
Cash and cash equivalents, beginning of year	737.6	648.1
Cash and cash equivalents, end of period	$696.5	$583.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3.5	$2.6
Income taxes paid (refunded), net	$17.2	$(13.3)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2014 and 2013
(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2013 Annual Report to Shareholders.

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

(2) Recently Issued Accounting Standards

In March 2013, the FASB issued new accounting guidance on cumulative translation adjustment. The new guidance requires that currency translation adjustments should be released into net income only if the sale of a foreign subsidiary results in the complete liquidation of the entity. For an equity method investment that is a foreign entity, a pro rata portion of the currency translation adjustments should be released into net income upon a partial sale of such an equity method investment. The new guidance also clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in the foreign entity and (2) events that result in an acquirer’s obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date, otherwise known as a “step acquisition.” Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. We adopted this guidance effective January 1, 2014. There was no impact of this adoption on our Consolidated Financial Statements.

In July 2013, the FASB issued new accounting guidance on presentation of an unrecognized tax benefit. The new guidance requires that, in certain cases, an unrecognized tax benefit should be presented in the financial statements as a reduction to the deferred tax asset when there is an existing net operating loss carryforward, a similar tax loss or an existing tax credit carryforward. We adopted this guidance effective January 1, 2014. There was no impact of this adoption on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended March 31, 2014 and 2013, we recognized share-based compensation expense of approximately $10.8 and $6.5, respectively, related to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $6.0 and $10.2 for the three months ended March 31, 2014 and 2013, respectively. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares underlying grants to all employees and the weighted-average fair value per share for shares granted during the first quarter of 2014 and 2013 are presented in the table below:

	3 Months Ended March 31,
	2014		2013
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	166	$25.30	221	$17.99
Deferred Stock Units	5	85.86	15	42.44
Restricted Stock Units	157	75.36	192	50.51
Performance Share Units	149	76.13	152	52.55
Total Shares Granted	477	$58.28	580	$38.44

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $9.4 for the first quarter of 2014. For the acquisitions completed during the first quarter of 2013, our cash payments were fully offset by the cash acquired.

(5) Restructuring Costs

We recorded net restructuring costs of $34.8 in the first quarter of 2013 in selling and administrative expenses, related to severances and office closures. During the first quarter of 2014, we made payments of $14.8 out of our restructuring reserve. We expect a majority of the remaining $33.6 reserve will be paid in 2014.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management(3)	Corporate(3)	Total
Balance, January 1, 2014	$6.8	$4.5	$22.2	$1.8	$12.3	$0.8	$48.4
Costs paid or utilized	(1.6)	(1.3)	(7.3)	(0.9)	(4.9)	1.2	(14.8)
Balance, March 31, 2014	$5.2	$3.2	$14.9	$0.9	$7.4	$2.0	$33.6

(1)    Balances related to the United States were $5.1 and $4.4 as of January 1, 2014 and March 31, 2014, respectively.
(2)    Balances related to France were $3.5 and $3.2 as of January 1, 2014 and March 31, 2014, respectively. Balances related to Italy were $0.9 and none as of January 1, 2014 and March 31, 2014, respectively.
(3)  “Costs paid or utilized” include an intercompany transfer of severance liability totaling $2.0 from Right Management to Corporate during the first quarter of 2014.

(6) Income Taxes

We recorded an income tax expense at an effective rate of 40.4% for the three months ended March 31, 2014, as compared to an effective rate of 44.3% for the three months ended March 31, 2013. The 2014 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income. The 40.4% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 36% to 38%, due primarily to the French business tax, repatriations, valuation allowances and other permanent items.

As of March 31, 2014, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $32.8. We had related tax benefits of $1.9, and the net amount of $30.9 would favorably affect the effective tax rate if recognized. As of December 31, 2013, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $32.3. We had related tax benefits of $1.9 for a net amount of $30.4. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2009 through 2013 for our major operations in Germany, Italy, France, Japan, United States and United Kingdom. As of March 31, 2014, we are subject to tax audits in France, Germany, Denmark, Austria, Italy, Norway and Spain. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculation of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended
	March 31,
	2014	2013
Net earnings per share – basic:
Net earnings available to common shareholders	$70.1	$23.9
Weighted-average common shares outstanding	79.8	77.1
	$0.88	$0.31
Net earnings per share – diluted:
Net earnings available to common shareholders	$70.1	$23.9
Weighted-average common shares outstanding	79.8	77.1
Effect of dilutive securities – stock options	0.7	0.6
Effect of other share-based awards	0.7	0.5
	81.2	78.2
	$0.86	$0.31

There were 0.1 million and 3.4 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended March 31, 2014 and 2013, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, amortizable intangible assets and intangible assets that do not require amortization, as follows:

	March 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,098.9	$-	$1,098.9	$1,090.9	$-	$1,090.9
Intangible assets:
Finite-lived:
Technology	$19.6	$19.6	$-	$19.6	$19.6	$-
Franchise agreements	18.0	18.0	-	18.0	17.9	0.1
Customer relationships	363.4	204.2	159.2	351.5	196.4	155.1
Other	15.4	13.6	1.8	16.2	14.0	2.2
	416.4	255.4	161.0	405.3	247.9	157.4
Indefinite-lived:
Tradenames(2)	54.0	-	54.0	54.0	-	54.0
Reacquired franchise rights	97.5	-	97.5	97.7	-	97.7
	151.5	-	151.5	151.7	-	151.7
Total intangible assets	$567.9	$255.4	$312.5	$557.0	$247.9	$309.1

(1) Balances were net of accumulated impairment loss of $513.4 as of both March 31, 2014 and December 31, 2013.
(2) Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2014 and December 31, 2013.

Total consolidated amortization expense related to intangible assets for the remainder of 2014 is expected to be $24.4 and in each of the next five years is expected to be as follows: 2015- $29.4, 2016 - $26.3, 2017 - $22.8, 2018 - $20.2, and 2019 – $16.2.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2014	$465.9	$107.8	$318.2	$72.0	$62.1	$64.9	$1,090.9
Goodwill acquired	-	-	6.5	0.7	-	-	7.2
Currency and other impacts	(0.7)	0.2	(0.6)	1.9	-	-	0.8
Balance, March 31, 2014	$465.2	$108.0	$324.1	$74.6	$62.1	$64.9	$1,098.9

(1)   Balances related to the United States were $448.5 as of both January 1, 2014 and March 31, 2014.
(2)   Balances related to France were $87.3 and $87.5 as of January 1, 2014 and March 31, 2014, respectively. Balances related to Italy were $5.7 as of both January 1, 2014 and March 31, 2014.
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

Goodwill balances by reporting unit were as follows:

	March 31,	January 1,
	2014	2014
United States	$504.0	$504.0
United Kingdom	89.3	84.6
France	87.5	87.3
Netherlands	84.9	84.1
Right Management	62.1	62.1
Other reporting units	271.1	268.8
Total goodwill	$1,098.9	$1,090.9

We did not perform an interim impairment test of our goodwill and indefinite-lived intangible assets in the first quarter of 2014 as we noted no significant indicators of impairment as of March 31, 2014.

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	3 Months Ended March 31,
	Defined Benefit		Retiree Health
	Pension Plans		Care Plan
	2014	2013	2014	2013
Service cost	$2.0	$2.2	$-	$-
Interest cost	3.3	3.1	0.2	0.3
Expected return on assets	(3.3)	(2.8)	-	-
Other	1.0	0.9	-	0.1
Net periodic benefit cost	$3.0	$3.4	$0.2	$0.4

During the three months ended March 31, 2014, contributions made to our pension plans were $3.3 and contributions made to our retiree health care plan were $0.5. During 2014, we expect to make total contributions of $13.3 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of accumulated other comprehensive income, net of tax, were as follows:

	March 31,	December 31,
	2014	2013
Foreign currency translation	$236.2	$239.5
Translation loss on net investment hedge, net of income taxes of $(37.1) and $(36.7), respectively	(61.4)	(60.6)
Translation loss on long-term intercompany loans	(71.3)	(73.6)
Unrealized gain on investments, net of income taxes of $1.9 and $1.6, respectively	13.2	11.5
Defined benefit pension plans, net of income taxes of $(21.6) and $(21.8), respectively	(39.3)	(39.7)
Retiree health care plan, net of income taxes of $2.5 and $2.7, respectively	4.7	5.1
Accumulated other comprehensive income	$82.1	$82.2

On April 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.49 per share, which is payable on June 16, 2014 to shareholders of record on June 2, 2014.

(11) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended
	March 31,
	2014	2013
Interest expense	$8.6	$10.7
Interest income	(0.9)	(0.9)
Foreign exchange (gain) loss	(1.2)	0.4
Miscellaneous expenses, net	2.7	1.3
Interest and other expenses	$9.2	$11.5

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

A portion of the €350.0 ($481.8) Note was designated as an economic hedge of our net investment in our foreign subsidiaries with a Euro functional currency as of March 31, 2014. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive income, net of taxes. As of March 31, 2014 and December 31, 2013, we had a $61.4 and $60.6, respectively, unrealized translation loss included in accumulated other comprehensive income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. Gains and losses associated with our forward contracts are recorded in interest and other expenses and were immaterial for both the quarters ended March 31, 2014 and 2013.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$73.5	$73.5	$-	$-
Foreign currency forward contracts	0.2	-	0.2	-
	$73.7	$73.5	$0.2	$-

		Fair Value Measurements Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$71.6	$71.6	$-	$-
Foreign currency forward contracts	0.3	-	0.3	-
	$71.9	$71.6	$0.3	$-

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $530.0 and $520.1 as of March 31, 2014 and December 31, 2013, respectively, compared to a carrying value of $481.8 and $480.9, respectively.

(13) Segment Data

We are organized and managed primarily on a geographic basis, with Right Management currently operating as a separate global business unit. Each country and business unit generally has its own distinct operations and management team, providing services under our global brands, and maintains its own financial reports. We have an executive sponsor for each global brand who is responsible for ensuring the integrity and consistency of delivery locally. We develop and implement global workforce solutions for our clients that deliver the outcomes that help them achieve their business strategy. Each operation reports directly or indirectly through a regional manager, to a member of executive management. Given this reporting structure, all of our operations have been segregated into the following reporting segments: Americas, which includes United States and Other Americas; Southern Europe, which includes France, Italy and Other Southern Europe; Northern Europe; APME; and Right Management.

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

	3 Months Ended March 31,
	2014	2013
Revenues from services:
Americas:
United States (a)	$720.5	$706.1
Other Americas	350.6	386.9
	1,071.1	1,093.0

Southern Europe:
France	1,217.3	1,145.2
Italy	274.7	257.9
Other Southern Europe	230.0	193.4
	1,722.0	1,596.5

Northern Europe	1,463.9	1,370.3
APME	573.7	632.5
Right Management	73.3	76.6
Consolidated (b)	$4,904.0	$4,768.9

Operating unit profit: (c)
Americas:
United States	$13.4	$7.4
Other Americas	12.6	8.7
	26.0	16.1

Southern Europe:
France	51.2	29.7
Italy	12.6	11.7
Other Southern Europe	4.6	2.3
	68.4	43.7

Northern Europe	38.4	10.6
APME	20.2	14.8
Right Management	8.3	2.0
	161.3	87.2
Corporate expenses	(26.2)	(24.4)
Intangible asset amortization expense	(8.2)	(8.4)
Operating Profit	126.9	54.4
Interest and other expenses	(9.2)	(11.5)
Earnings before income taxes	$117.7	$42.9

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.4 and $3.2 for the three months ended March 31, 2014 and 2013. These fees are primarily based on revenues generated by the franchise offices, which were $169.1 and $155.1 for the three months ended March 31, 2014 and 2013, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $5.5 and $5.3 for the three months ended March 31, 2014 and 2013, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $256.6 and $234.7 for the three months ended March 31, 2014 and 2013, respectively.

(c)
We evaluate segment performance based on operating unit profit (“OUP”), which is equal to segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to acquisitions, interest and other income and expense amounts or income taxes.

(14) Contingencies

In France, during the second quarter of 2013, we experienced a significant increase in claims against us, requesting refunds for various payroll tax subsidies that we have received dating back to 2003 related to our French temporary associates. In March 2014, the French Supreme Court ruled in our favor on this matter, confirming that, as a matter of law, the benefit of the payroll tax subsidies belongs to the direct employer of the temporary associates. Therefore, we do not expect to incur any significant losses related to these claims.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 18 and 19 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended March 31, 2014 and 2013

In the three months ended March 31, 2014, we experienced revenue growth in several of our markets as the global economy continued to stabilize. The improving economic conditions are seen in our consolidated revenue growth as we have maintained a steady trend of improvement each quarter over the past year, going from a 3% revenue decline in the second quarter of 2013 to a 3% increase in the first quarter of 2014. We have seen this improving trend in many of our markets in the Americas and Europe, however, our APME segment continues to experience revenue declines due to the soft demand for our staffing/interim services. Our staffing/interim business increased in our other segments, along with a 9% constant currency increase in our permanent recruitment business and solid growth in all our ManpowerGroup Solutions offerings. At Right Management, we continued to experience revenue declines as the demand for our outplacement services decreased due to the improving economic conditions in several of our markets and the counter-cyclical nature of these services.

Our gross profit margin in the first quarter of 2014 compared to 2013 increased slightly as the improvement in our staffing/interim gross profit margin and the increase in our permanent recruitment business was partially offset by decreased margins in our other offerings. Our staffing/interim gross profit margin improvement in the first quarter of 2014 compared to 2013 was aided by payroll tax credits related to the Credit d’Impôt pour la Compétitivité et l’Emploi (“CICE”) in France, partially offset by margin declines in certain European and APME countries and territories due to continued pricing pressures. The CICE law provides credits based on a percentage of wages paid to employees receiving less than two-and-a-half times the French minimum wage, which we account for as a reduction of our cost of services in the period earned. The payroll tax credit increased to 6% of eligible wages in 2014 from 4% of eligible wages in 2013.

We recorded $34.8 million of restructuring charges in the first quarter of 2013 as a result of the simplification and cost recalibration plan that began in the fourth quarter of 2012. Excluding these restructuring charges, selling and administrative expenses decreased 1.4% in constant currency in the first quarter of 2014 compared to 2013 as we are seeing the benefits of the simplification and cost recalibration actions.

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. During these periods of increasing demand, we are able to improve our profitability and operating leverage as our current cost base can support some increase in business without a similar increase in selling and administrative expenses. In the first quarter of 2014, we improved our operating leverage as we utilized a lower cost base to support our revenue growth. This leverage was possible due to the efficiency benefits realized as part of our simplification and recalibration actions.

The following table presents selected consolidated financial data for the three months ended March 31, 2014 as compared to 2013.

(in millions except per share data)	2014	2013	Variance	Constant Currency Variance
Revenues from services	$4,904.0	$4,768.9	2.8%	3.0%

Cost of services	4,087.5	3,978.8	2.7	2.9
Gross profit	816.5	790.1	3.3	3.6
Gross profit margin	16.7%	16.6%

Selling and administrative expenses	689.6	735.7	(6.3)	(6.1)
Operating profit	126.9	54.4	133.4	134.6
Operating profit margin	2.6%	1.1%

Interest and other expenses	9.2	11.5	(19.7)
Earnings before income taxes	117.7	42.9	174.3	175.5

Provision for income taxes	47.6	19.0	150.6
Effective income tax rate	40.4%	44.3%
Net earnings	$70.1	$23.9	193.2	196.5
Net earnings per share – diluted	$0.86	$0.31	177.4	180.6
Weighted average shares – diluted	81.2	78.2	3.8%

The year-over-year increase in revenues from services of 2.8% (3.0% in constant currency and 2.4% on an organic constant currency basis) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where revenues increased 7.9% (3.8% in constant currency and 3.4% in organic constant currency) and 6.8% (4.6% in constant currency and 3.3% in organic constant currency), respectively;

•
revenue increases in our larger markets of France and Italy of 6.3% (2.3% in constant currency) and 6.5% (2.5% in constant currency and 2.1% in organic constant currency), respectively, as we continue to experience stabilization in these markets;

•
revenue increase in the United States of 2.1% primarily driven by growth in the small/medium-sized business and in our national accounts within our Manpower business, as well as solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business; and

•	the favorable impact of approximately 1.1% from one additional billing day in the period; partially offset by

•
revenue decrease in APME of 9.3% (-1.1% in constant currency and -1.4% in organic constant currency) primarily due to a decrease in our staffing/interim business as a result of continued soft demand and legislative changes in China that restricted the use of temporary employment; and

•	decreased demand for outplacement services at Right Management, where these revenues decreased 4.7% (-4.4% in constant currency).

The year-over-year 10 basis point (0.10%) increase in gross profit margin was primarily attributed to:

•
a 20 basis point (0.20%) favorable impact from the improvement in our staffing margin as increases in the Americas and Southern Europe, due mostly to the benefit of the CICE payroll tax credit, were offset by decreases in Northern Europe and APME;

•	a 10 basis point (0.10%) favorable impact resulting from a 9.0% constant currency increase in our permanent recruitment business; partially offset by

•	a 10 basis point (-0.10%) decline from our ManpowerGroup Solutions business, primarily a result of costs related to a contract termination.

The 6.3% decline in selling and administrative expenses in the first quarter of 2014 (-6.1% in constant currency and -6.8% in organic constant currency) was attributed to:

•
restructuring costs for the three months ended March 31, 2013 of $34.8 million, comprised of $5.9 million in the Americas, $1.2 million in Southern Europe, $17.1 million in Northern Europe, $2.4 million in APME, $3.8 million at Right Management and $4.4 million in corporate expenses;

•	a 9.1% decrease in lease costs because we closed over 200 offices since the first quarter of 2013 as a result of office consolidations and delivery model changes;

•	a decrease in our organic salary-related costs, because of lower headcount; and

•	a decrease in non-personnel related costs, excluding lease costs noted above, as a result of the simplification and cost recalibration actions taken; partially offset by

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in Southern Europe, Northern Europe and APME.

Selling and administrative expenses as a percent of revenues decreased 130 basis points (-1.30%) in the first quarter of 2014 compared to 2013. The change in selling and administrative expense as a percent of revenues consists of:

•	a 70 basis point (-0.70%) favorable impact due to the restructuring costs of $34.8 million in the first quarter of 2013;

•	a 50 basis point (-0.50%) favorable impact due to the decrease in our organic salary-related costs and lease costs; and

•
a 10 basis point (-0.10%) favorable impact due to the decrease of non-personnel related costs, excluding lease costs noted above, as a result of the simplification and cost recalibration actions taken.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $9.2 million in the first quarter of 2014 compared to $11.5 million in the first quarter of 2013. Net interest expense decreased $2.1 million in the first quarter of 2014 to $7.7 million from $9.8 million in the first quarter of 2013 due to lower debt levels as we repaid our €200.0 million Notes in June 2013 with cash. Other expenses were $1.5 million in the first quarter of 2014 compared to $1.7 million in the first quarter of 2013.

We recorded an income tax expense at an effective rate of 40.4% for the three months ended March 31, 2014, as compared to an effective rate of 44.3% for the three months ended March 31, 2013. The 2014 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income. The 40.4% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 36% to 38%, due primarily to the French business tax, repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $0.86 for the three months ended March 31, 2014 compared to $0.31 for the three months ended March 31, 2013. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.01 per share for the three months ended March 31, 2014.

Weighted average shares - diluted increased 3.8% to 81.2 million for the three months ended March 31, 2014 from 78.2 million for the three months ended March 31, 2013. This increase is the result of the dilutive effect of share-based awards due to the exercises since the first quarter of 2013 and the increase in our share price, partially offset by the impact of share repurchases completed in the first quarter of 2014.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 2.0% (2.6% increase in constant currency) in the first quarter of 2014 compared to 2013. In the United States, revenues from services increased 2.1% in the first quarter of 2014 compared to 2013. The revenue increase in the United States was attributable to growth in the small/medium-sized business and in our national accounts within our Manpower business, solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business, and approximately one additional billing day in the quarter. These increases were partially offset by severe weather conditions in certain areas of the United States that negatively impacted demand for our services in the first quarter of 2014. In Other Americas, revenues from services declined 9.4% (3.6% increase in constant currency) in the first quarter of 2014 compared to 2013, with revenue declines in Canada, Mexico, and Argentina of 8.5%, 4.3% and 26.0%, respectively (increases of 0.1%, 0.3% and 11.9%, respectively, in constant currency), due to the unfavorable impact of currency.
Gross profit margin decreased in the first quarter of 2014 compared to 2013 due to the unfavorable impact from a decline in our Manpower staffing gross profit margin resulting from pricing pressures in our small/medium-sized business in the United States, partially offset by a 25% increase in our ManpowerGroup Solutions business, driven by solid growth in our MSP and RPO offerings, and improved Experis interim margins resulting from strong price discipline in selectively accepting new business opportunities.

In the first quarter of 2014, selling and administrative expenses decreased 8.0% (-5.0% in constant currency) due to the $5.9 million of restructuring costs in the first quarter of 2013 and the declines in salary-related costs and lease costs as a result of the simplification and cost recalibration actions taken in 2013.

Operating Unit Profit (“OUP”) margin in the Americas was 2.4% and 1.5% for the first quarter of 2014 and 2013, respectively. In the United States, OUP margin was 1.9% in the first quarter of 2014 compared to 1.0% in 2013. The margin increase in the first quarter of 2014 in the United States was due to better operational leverage, as we were able to support an increase in revenues while expenses declined due to the restructuring costs in the prior year and declines in salary-related and lease costs as a result of the simplification and cost recalibration actions taken in 2013. Other Americas OUP margin was 3.6% in the first quarter of 2014 compared to 2.3% in the first quarter of 2013. The increase in the Other Americas OUP margin was due to declines in restructuring costs and in salary-related and lease costs as a result of the simplification and cost recalibration actions taken in 2013.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 7.9% (3.8% in constant currency and 3.4% in organic constant currency) in the first quarter of 2014 compared to 2013. In the first quarter of 2014 compared to 2013, revenues from services increased 2.3% in constant currency in France (which represents 71% of Southern Europe’s revenues) and increased 2.1% in organic constant currency in Italy (which represents 16% of Southern Europe’s revenues). The increase in France is due primarily to the continued stabilization of the French economic market. The increase in Italy is mostly due to the improvement in demand for our Manpower staffing services as clients opted for more flexible labor solutions during the current economic conditions and a 28.6% constant currency increase in the permanent recruitment business, partially offset by one fewer billing day in the first quarter. In Other Southern Europe, revenues from services increased 18.9% (14.7% in constant currency and 11.6% in organic constant currency) during the first quarter of 2014 compared to 2013 driven by the revenue increase in Spain due to improving economic conditions and clients acquired from a local competitor in July 2013.

Gross profit margin increased in the first quarter of 2014 compared to 2013 due primarily to the enhanced CICE payroll tax credits in France, which was partially offset by the continued pricing pressures in France and Italy that unfavorably impacted staffing/interim gross margins.

Selling and administrative expenses increased 3.5% (-0.3% decrease in constant currency and -0.5% in organic constant currency) during the first quarter of 2014 compared to 2013 primarily related to simplification and cost recalibration actions taken in 2013, offset by an increase in organic salary-related costs.

OUP margin in Southern Europe was 4.0% for the first quarter of 2014 compared to 2.7% for 2013. In France, the OUP margin was 4.2% for the first quarter of 2014 compared to 2.6% for 2013, due to the improvement in our gross profit margin as a result of the enhanced CICE payroll tax credits and improved operational leverage as we were able to support the higher revenue level with lower expenses. In Italy, the OUP margin was 4.6% for the first quarter of 2014 compared to 4.5% for 2013, as we were able to effectively manage selling and administrative expenses while revenues increased, partially offset by the decrease in our gross profit margin. Other Southern Europe’s OUP margin increased to 2.0% for the first quarter of 2014 from 1.2% in 2013 as we were able to effectively manage selling and administrative expenses while revenues increased.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany and the Netherlands (comprising 33%, 21%, 12%, and 10%, respectively, of Northern Europe’s revenues), revenues from services increased 6.8% (4.6% in constant currency and 3.3% in organic constant currency) in the first quarter of 2014 as compared to 2013. The increase in revenues from services was primarily attributable to the increase in our staffing/interim business as a result of the improving economic conditions in most European countries, a 12.0% constant currency increase in our permanent recruitment business mostly due to the United Kingdom, Germany and the Netherlands, and one additional billing day in the quarter.

Gross profit margin decreased in the first quarter of 2014 compared to 2013 due to the decline in our staffing/interim margins as a result of business mix changes in our staffing/interim revenue, as growth came from our lower-margin countries, general pricing pressures in several markets and client contract termination costs recorded in the quarter, partially offset by an increase in our permanent recruitment business.

Selling and administrative expenses decreased 8.8% (-10.6% decrease in constant currency and -12.3% in organic constant currency) in the first quarter of 2014 compared to 2013. The decrease in selling and administrative expenses was due primarily to the $17.1 million of restructuring costs in the first quarter of 2013 and a decrease in lease costs as a result of the simplification and cost recalibration actions taken.

OUP margin for Northern Europe was 2.6% and 0.8% for the first quarter of 2014 and 2013, respectively. The increase in OUP margin was the result of better operational leverage, as we were able to support the higher revenue levels with lower expenses.

APME

In APME, revenues from services decreased 9.3% (-1.1% in constant currency and -1.4% in organic constant currency) in the first quarter of 2014 compared to 2013. In Japan (which represents 37% of APME’s revenues), revenues from services decreased 2.3% in constant currency due to continued soft demand for our staffing/interim services, partially offset by increases of 23.9% and 8.7% in constant currency in the permanent recruitment and ManpowerGroup Solutions businesses, respectively. In Australia (which represents 23% of APME’s revenues), revenues from services were down 14.7% (-1.3% in constant currency and -2.4% in organic constant currency) for the first quarter of 2014 compared to 2013 due to the decreased demand for interim services in our Experis business, partially offset by an increase in the permanent recruitment business and one additional billing day in the quarter.  The remaining revenue decrease in APME is due to the staffing/interim revenue decline in China as a result of legislative changes that restricted the use of temporary employment.

Gross profit margin increased in the first quarter of 2014 compared to 2013 due to the 12.1% constant currency increase in our permanent recruitment business, partially offset by the decrease in our staffing/interim gross profit margin due to modest pricing pressures.

Selling and administrative expenses decreased 14.7% (-6.6% in constant currency and -7.3% in organic constant currency) in the first quarter of 2014 compared to 2013 related to reduced organic compensation-related expenses due to lower headcount and $2.4 million of restructuring costs in the first quarter of 2013.

OUP margin for APME was 3.5% in the first quarter of 2014 compared to 2.3% in 2013. OUP margin increased for the first quarter of 2014 compared to 2013 due to the increase in our gross profit margin as well as the decrease in salary-related expenses and restructuring costs.

Right Management

Revenues from services decreased 4.3% (-4.0% in constant currency) in the first quarter of 2014 compared to 2013 primarily due to the 4.7% decrease in our outplacement services as we experienced softer demand due to the stabilization of economic conditions in many of our markets and counter-cyclical nature of this business. Our talent management business decreased 2.9% in the first quarter of 2014 compared to 2013.

Gross profit margin decreased in the first quarter of 2014 compared to 2013 due to margin deterioration in the outplacement business and the change in business mix as the lower-margin talent management business represented a greater percentage of the revenue mix, partially offset by the increase in the talent management business gross profit margin.

Selling and administrative expenses decreased 18.7% (-18.2% in constant currency) in the first quarter of 2014 compared to 2013 due to the cost savings from the simplification and cost recalibration plan favorably impacting expense levels, as well as the $3.8 million of restructuring costs in the first quarter of 2013.

OUP margin for Right Management was 11.3% in the first quarter of 2014 compared to 2.7% in 2013. The OUP margin for the first quarter of 2014 improved due to the decrease in selling and administrative expenses as a result of the cost savings from the simplification and cost recalibration plan and the decrease in restructuring costs, partially offset by the decline in the gross profit margin.

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

Reconciliation of these Non-GAAP percent variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended March 31, 2014 Compared to 2013
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$720.5	2.1%	-%	2.1%	-%	2.1%
Other Americas	350.6	(9.4)	(13.0)	3.6	-	3.6
	1,071.1	(2.0)	(4.6)	2.6	-	2.6

Southern Europe:
France	1,217.3	6.3	4.0	2.3	-	2.3
Italy	274.7	6.5	4.0	2.5	0.4	2.1
Other Southern Europe	230.0	18.9	4.2	14.7	3.1	11.6
	1,722.0	7.9	4.1	3.8	0.4	3.4

Northern Europe	1,463.9	6.8	2.2	4.6	1.3	3.3
APME	573.7	(9.3)	(8.2)	(1.1)	0.3	(1.4)
Right Management	73.3	(4.3)	(0.3)	(4.0)	-	(4.0)
Consolidated	$4,904.0	2.8	(0.2)	3.0	0.6	2.4

Gross Profit	$816.5	3.3	(0.3)	3.6	1.0	2.6
Selling and Administrative Expense	$689.6	(6.3)	(0.2)	(6.1)	0.7	(6.8)
Operating Profit	$126.9	133.4	(1.2)	134.6	5.4	129.2

(a)  In millions for the three months ended March 31, 2014.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2014, we had $510.2 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred tax related to those foreign earnings not considered to be permanently invested. As of March 31, 2014, we have identified approximately $423.2 million of non-United States earnings that are not permanently invested. We may repatriate additional earnings in the future as cash needs arise.

Cash used in operating activities was $15.5 million during the first quarter of 2014 compared to $62.3 million during the first quarter of 2013. This decrease is primarily due to the higher operating earnings in 2014. Changes in operating assets and liabilities utilized $120.9 million of cash during the first quarter of 2014 compared to $125.2 million utilized during the first quarter of 2013, benefitting from a one-day decrease in our Days Sales Outstanding (“DSO”), offset by an increase in other assets due to the increase in the CICE receivable.

Accounts receivable decreased to $4,244.1 million as of March 31, 2014 from $4,277.9 million as of December 31, 2013. This decrease is mostly due to the improvement in DSO and changes in foreign currency exchange rates, offset by the growth in the business. At constant exchange rates, the March 31, 2014 balance would have been approximately $2.1 million higher than reported.

Capital expenditures were $8.3 million in the first quarter of 2014 compared to $12.8 million in the first quarter of 2013. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $9.4 million for the first quarter of 2014. For the acquisitions completed during the first quarter of 2013, our cash payments were fully offset by the cash acquired.

Cash provided by net debt borrowings was $12.7 million in the first quarter of 2014 compared to $1.9 million in the first quarter of 2013.

Our €350.0 million notes are due June 2018. When the notes mature, we plan to repay the amount with available cash, borrowings under our $600.0 million revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we decide to replace the €350.0 million notes.

As of March 31, 2014, we had letters of credit totaling $0.9 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.1 million were available to us under the facility as of March 31, 2014.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 0.34 to 1 and a fixed charge coverage ratio of 3.54 to 1 as of March 31, 2014. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2014, such credit lines totaled $375.6 million, of which $327.7 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $252.1 million could have been made under these lines as of March 31, 2014.

We currently have a Board of Directors authorization to repurchase 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. We repurchased 0.2 million shares at a cost of $16.7 million during the first quarter of 2014. As of March 31, 2014, there were 7.8 million shares remaining authorized for repurchase under this authorization.

On April 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.49 per share, which is payable on June 16, 2014 to shareholders of record on June 2, 2014.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,583.2 million as of March 31, 2014 compared to $1,573.6 million as of December 31, 2013.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $162.3 million and $156.5 million as of March 31, 2014 and December 31, 2013, respectively, consisting of $123.6 million and $118.2 million for guarantees, respectively, and $38.7 million and $38.3 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.5 million and $0.4 million in the first quarter of 2014 and 2013, respectively.

We recorded net restructuring costs of $34.8 million in the first quarter of 2013 in selling and administrative expenses, related to severances and office closures. During the first quarter of 2014, we made payments of $14.8 million out of our restructuring reserve. We expect a majority of the remaining $33.6 million reserve will be paid in 2014. Changes in the restructuring costs by reportable segment and Corporate are shown in Note 5 to the Consolidated Financial Statements.

Employment-Related Items

In France, during the second quarter of 2013, we experienced a significant increase in claims against us, requesting refunds for various payroll tax subsidies that we have received dating back to 2003 related to our French temporary associates. In March 2014, the French Supreme Court ruled in our favor on this matter, confirming that, as a matter of law, the benefit of the payroll tax subsidies belongs to the direct employer of the temporary associates. Therefore, we do not expect to incur any significant losses related to these claims.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2013, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements.  Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2013 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

We currently have a Board of Directors authorization to repurchase 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of March 31, 2014, there were 7.8 million shares remaining authorized for repurchase under this authorization. The following table shows the total amount of shares repurchased during the first quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1- 31, 2014	69,171	(1)(2)	$-	-	8,000,000
February 1 - 28, 2014	226,533	(3)	74.78	222,695	7,777,305
March 1 - 31, 2014	11,491	(4)(5)	-	-	7,777,305

(1)	68,818 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock and restricted stock units.
(2)	353 shares of restricted stock delivered by a director to ManpowerGroup, upon vesting, to satisfy tax withholding requirements.
(3)	3,838 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock units.
(4)	96 shares of restricted stock delivered by a director to ManpowerGroup, upon vesting, to satisfy tax withholding requirements.
(5)	11,395 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock units.

Item 5 – Other Information

Dividend Declaration

On April 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.49 per share, which is payable on June 16, 2014 to shareholders of record on June 2, 2014.

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2014:

(a)	advice and assistance on foreign corporate structures and internal reorganizations;

(b)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(c)
advice and assistance with respect to transfer pricing matters, including the preparation of reports used by us to comply with taxing authority documentation requirements regarding royalties and inter-company pricing, and assistance with tax exemptions; and

(d)	audit services with respect to certain procedures for governmental requirements.

Item 6 – Exhibits

3.1	Amended and Restated By-Laws of ManpowerGroup Inc.

10.1	Form of 2014 Career Share Agreement under 2011 Equity Incentive Plan.

10.2	Form of 2014 Performance Share Unit Agreement.

10.3	Form of 2014 Performance Share Unit Agreement for Mr. Joerres and Mr. Van Handel.

10.4	2014 Restricted Stock Unit Agreement for Mr. Joerres.

10.5	2014 Stock Option Agreement for Mr. Joerres.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: April 30, 2014

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

Exhibit No.	Description

3.1	Amended and Restated By-Laws of ManpowerGroup Inc.

10.1	Form of 2014 Career Share Agreement under 2011 Equity Incentive Plan.

10.2	Form of 2014 Performance Share Unit Agreement.

10.3	Form of 2014 Performance Share Unit Agreement for Mr. Joerres and Mr. Van Handel.

10.4	2014 Restricted Stock Unit Agreement for Mr. Joerres.

10.5	2014 Stock Option Agreement for Mr. Joerres.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jeffrey A. Joerres, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.