Form 10-Q
period 2014-06-30
ManpowerGroup Inc.
filed 2014-08-06
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
June 30, 2014
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at August 4, 2014
Common Stock, $.01 par value	79,722,441

ManpowerGroup Inc.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-14
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4	Controls and Procedures	27

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 5	Other Information	29
Item 6	Exhibits	30

SIGNATURES		31

EXHIBIT INDEX		32

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	June 30,	December 31,
	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$638.5	$737.6
Accounts receivable, less allowance for doubtful accounts of $122.1 and $118.6, respectively	4,501.0	4,277.9
Prepaid expenses and other assets	132.6	161.3
Future income tax benefits	53.2	66.2
Total current assets	5,325.3	5,243.0

OTHER ASSETS:
Goodwill	1,125.7	1,090.9
Intangible assets, less accumulated amortization of $263.7 and $247.9, respectively	308.4	309.1
Other assets	613.6	479.3
Total other assets	2,047.7	1,879.3

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	716.8	706.2
Less: accumulated depreciation and amortization	556.0	540.2
Net property and equipment	160.8	166.0
Total assets	$7,533.8	$7,288.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2014	2013
CURRENT LIABILITIES:
Accounts payable	$1,680.2	$1,523.9
Employee compensation payable	193.6	230.4
Accrued liabilities	505.5	536.1
Accrued payroll taxes and insurance	630.6	680.7
Value added taxes payable	504.2	502.5
Short-term borrowings and current maturities of long-term debt	47.5	36.0
Total current liabilities	3,561.6	3,509.6

OTHER LIABILITIES:
Long-term debt	481.4	481.9
Other long-term liabilities	408.4	382.6
Total other liabilities	889.8	864.5

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 112,684,683 and 112,014,673 shares, respectively	1.1	1.1
Capital in excess of par value	3,059.0	3,014.0
Retained earnings	1,458.4	1,317.5
Accumulated other comprehensive income	90.2	82.2
Treasury stock at cost, 32,951,660 and 32,658,685 shares, respectively	(1,526.3)	(1,500.6)
Total shareholders’ equity	3,082.4	2,914.2
Total liabilities and shareholders’ equity	$7,533.8	$7,288.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues from services	$5,321.7	$5,040.7	$10,225.7	$9,809.6
Cost of services	4,424.4	4,204.3	8,511.9	8,183.1
Gross profit	897.3	836.4	1,713.8	1,626.5
Selling and administrative expenses	709.9	708.3	1,399.5	1,444.0
Operating profit	187.4	128.1	314.3	182.5
Interest and other expenses	7.9	10.3	17.1	21.8
Earnings before income taxes	179.5	117.8	297.2	160.7
Provision for income taxes	69.7	49.6	117.3	68.6
Net earnings	$109.8	$68.2	$179.9	$92.1
Net earnings per share – basic	$1.37	$0.88	$2.25	$1.19
Net earnings per share – diluted	$1.35	$0.87	$2.21	$1.17
Weighted average shares – basic	79.9	77.4	79.9	77.3
Weighted average shares – diluted	81.4	78.6	81.4	78.6

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$109.8	$68.2	$179.9	$92.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(9.1)	(8.6)	(12.4)	(39.6)
Translation adjustments on net investment hedge, net of income taxes of $1.0, $(3.6), $0.6 and $3.8, respectively	1.7	(5.9)	0.9	6.2
Translation adjustments of long-term intercompany loans	14.4	(2.5)	16.7	(26.1)
Unrealized (loss) gain on investments, less income taxes of $1.0, $(0.4), $1.3 and $0.0, respectively	(0.2)	(1.2)	1.5	–
Defined benefit pension plans and retiree health care plan, less income taxes of $0.4, $1.0, $0.4 and $1.0, respectively	1.3	2.2	1.3	2.2
Total other comprehensive income (loss)	8.1	(16.0)	8.0	(57.3)
Comprehensive income	$117.9	$52.2	$187.9	$34.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	6 Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$179.9	$92.1
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	43.2	48.0
Deferred income taxes	5.0	3.3
Provision for doubtful accounts	10.3	13.5
Share-based compensation	23.9	14.8
Excess tax benefit on exercise of share-based awards	(2.9)	(0.5)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(223.6)	(119.0)
Other assets	(99.1)	(61.1)
Other liabilities	47.3	(62.7)
Cash used in operating activities	(16.0)	(71.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20.6)	(25.1)
Acquisitions of businesses, net of cash acquired	(23.7)	(16.9)
Proceeds from the sale of property and equipment	0.3	1.7
Cash used in investing activities	(44.0)	(40.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	15.9	37.6
Proceeds from long-term debt	–	0.1
Repayments of long-term debt	(1.2)	(267.5)
Proceeds from share-based awards	18.9	15.0
Other share-based award transactions	(6.1)	3.0
Repurchases of common stock	(16.7)	–
Dividends paid	(39.0)	(35.5)
Cash used in financing activities	(28.2)	(247.3)

Effect of exchange rate changes on cash	(10.9)	(8.0)
Change in cash and cash equivalents	(99.1)	(367.2)
Cash and cash equivalents, beginning of year	737.6	648.1
Cash and cash equivalents, end of period	$638.5	$280.9

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$28.8	$38.0
Income taxes paid, net	$27.0	$17.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2014 and 2013
(in millions, except share and per share data)

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

In April 2014, the FASB issued new accounting guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed by sale or is disposed of by other than by sale. The guidance is effective for us in 2015. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us in 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended June 30, 2014 and 2013, we recognized share-based compensation expense of $13.1 and $8.3, respectively, and $23.9 and $14.8 for the six months ended June 30, 2014 and 2013, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $18.9 and $15.0 for the six months ended June 30, 2014 and 2013, respectively. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $23.7 and $16.9 for the six months ended June 30, 2014 and 2013, respectively.

(5) Restructuring Costs

We recorded net restructuring costs of $54.8 for the six months ended June 30, 2013 in selling and administrative expenses, related to severances and office closures. During the six months ended June 30, 2014, we made payments of $23.5 out of our restructuring reserve. We expect a majority of the remaining $24.9 reserve will be paid by the end of 2014.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management(3)	Corporate(3)	Total
Balance, January 1, 2014	$6.8	$4.5	$22.2	$1.8	$12.3	$0.8	$48.4
Costs paid or utilized	(2.7)	(1.5)	(11.5)	(1.0)	(7.5)	0.7	(23.5)
Balance, June 30, 2014	$4.1	$3.0	$10.7	$0.8	$4.8	$1.5	$24.9

(1)    Balances related to the United States were $5.1 and $3.8 as of January 1, 2014 and June 30, 2014, respectively.
(2)    Balances related to France were $3.5 and $2.9 as of January 1, 2014 and June 30, 2014, respectively. Balances related to Italy were $0.9 and none as of January 1, 2014 and June 30, 2014, respectively.
(3)    “Costs paid or utilized” include an intercompany transfer of severance liability totaling $2.0 from Right Management to Corporate during the first quarter of 2014.

(6) Income Taxes

We recorded an income tax expense at an effective rate of 38.8% for the three months ended June 30, 2014, as compared to an effective rate of 42.1% for the three months ended June 30, 2013. The 2014 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income. The 38.8% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect a similar annual effective tax rate due primarily to the French business tax, repatriations, valuation allowances and other permanent items.

We recorded an income tax expense at an effective rate of 39.5% for the six months ended June 30, 2014, as compared to an effective rate of 42.7% for the six months ended June 30, 2013. The 2014 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income. The 39.5% effective tax rate for the six months ended June 30, 2014, was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, repatriations, valuation allowances and other permanent items.

As of June 30, 2014, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $33.3. We had related tax benefits of $1.9, and the net amount of $31.4 would favorably impact the effective tax rate if recognized. As of December 31, 2013, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $32.3. We had related tax benefits of $1.9 for a net amount of $30.4. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2009 through 2013 for our major operations in Germany, Italy, France, Japan, United States and United Kingdom. As of June 30, 2014, we are subject to tax audits in France, Germany, Denmark, Austria, Italy, Norway and Spain. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings per share – basic:
Net earnings available to common shareholders	$109.8	$68.2	$179.9	$92.1
Weighted-average common shares outstanding	79.9	77.4	79.9	77.3
	$1.37	$0.88	$2.25	$1.19
Net earnings per share – diluted:
Net earnings available to common shareholders	$109.8	$68.2	$179.9	$92.1
Weighted-average common shares outstanding	79.9	77.4	79.9	77.3
Effect of dilutive securities – stock options	0.7	0.6	0.7	0.6
Effect of other share-based awards	0.8	0.6	0.8	0.7
	81.4	78.6	81.4	78.6
	$1.35	$0.87	$2.21	$1.17

There were 0.2 million and 2.1 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended June 30, 2014 and 2013, respectively, and 0.2 million and 2.3 million share-based awards excluded from the calculation of net earnings per share – diluted for the six months ended June 30, 2014 and 2013, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, amortizable intangible assets and intangible assets that do not require amortization, as follows:

	June 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,125.7	$-	$1,125.7	$1,090.9	$-	$1,090.9
Intangible assets:
Finite-lived:
Technology	$19.6	$19.6	$-	$19.6	$19.6	$-
Franchise agreements	18.0	18.0	-	18.0	17.9	0.1
Customer relationships	367.4	212.3	155.1	351.5	196.4	155.1
Other	15.4	13.8	1.6	16.2	14.0	2.2
	420.4	263.7	156.7	405.3	247.9	157.4
Indefinite-lived:
Tradenames(2)	54.0	-	54.0	54.0	-	54.0
Reacquired franchise rights	97.7	-	97.7	97.7	-	97.7
	151.7	-	151.7	151.7	-	151.7
Total intangible assets	$572.1	$263.7	$308.4	$557.0	$247.9	$309.1

(1) Balances were net of accumulated impairment loss of $513.4 as of both June 30, 2014 and December 31, 2013.
(2) Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2014 and December 31, 2013.

Total consolidated amortization expense related to intangible assets for the remainder of 2014 is expected to be $17.0 and in each of the next five years is expected to be as follows: 2015- $30.3, 2016 - $27.4, 2017 - $23.5, 2018 - $20.7, and 2019 – $16.1.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2014	$465.9	$107.8	$318.2	$72.0	$62.1	$64.9	$1,090.9
Goodwill acquired	-	-	27.4	3.9	-	-	31.3
Currency and other impacts	(0.1)	(0.3)	1.4	2.5	-	-	3.5
Balance, June 30, 2014	$465.8	$107.5	$347.0	$78.4	$62.1	$64.9	$1,125.7

(1)   Balances related to the United States were $448.5 as of both January 1, 2014 and June 30, 2014.
(2)   Balances related to France were $87.3 and $87.0 as of January 1, 2014 and June 30, 2014, respectively. Balances related to Italy were $5.7 as of both January 1, 2014 and June 30, 2014.
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

Goodwill balances by reporting unit were as follows:

	June 30,	January 1,
	2014	2014
United States	$504.0	$504.0
Netherlands	97.2	84.1
United Kingdom	92.0	84.6
France	87.0	87.3
Right Management	62.1	62.1
Other reporting units	283.4	268.8
Total goodwill	$1,125.7	$1,090.9

We did not perform an interim impairment test of our goodwill and indefinite-lived intangible assets in the six months ended June 30, 2014 as we noted no significant indicators of impairment as of June 30, 2014.

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$2.1	$2.2	$4.1	$4.4
Interest cost	3.4	3.0	6.7	6.1
Expected return on assets	(3.5)	(2.8)	(6.8)	(5.6)
Curtailment gain	-	(2.3)	-	(2.3)
Other	1.0	1.0	2.0	1.9
Total benefit cost	$3.0	$1.1	$6.0	$4.5

	Retiree Health Care Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest cost	$0.2	$0.3	$0.4	$0.6
Net loss	-	0.1	-	0.2
Total benefit cost	$0.2	$0.4	$0.4	$0.8

During the three and six months ended June 30, 2014, contributions made to our pension plans were $2.9 and $6.2, respectively, and contributions made to our retiree health care plan were $0.4 and $0.9, respectively. During 2014, we expect to make total contributions of $13.3 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of accumulated other comprehensive income, net of tax, were as follows:

	June 30,	December 31,
	2014	2013
Foreign currency translation	$227.1	$239.5
Translation loss on net investment hedge, net of income taxes of $(36.1) and $(36.7), respectively	(59.7)	(60.6)
Translation loss on long-term intercompany loans	(56.9)	(73.6)
Unrealized gain on investments, net of income taxes of $2.9 and $1.6, respectively	13.0	11.5
Defined benefit pension plans, net of income taxes of $(21.2) and $(21.8), respectively	(38.0)	(39.7)
Retiree health care plan, net of income taxes of $2.5 and $2.7, respectively	4.7	5.1
Accumulated other comprehensive income	$90.2	$82.2

On April 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.49 per share, which was paid on June 16, 2014 to shareholders of record on June 2, 2014.

(11) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest expense	$9.3	$10.3	$17.9	$21.0
Interest income	(1.1)	(0.9)	(2.0)	(1.8)
Foreign exchange (gain) loss	(0.9)	1.4	(2.1)	1.8
Miscellaneous expense (income), net	0.6	(0.5)	3.3	0.8
Interest and other expenses	$7.9	$10.3	$17.1	$21.8

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

A portion of the €350.0 ($479.1) notes due June 2018 were designated as an economic hedge of our net investment in our foreign subsidiaries with a Euro functional currency as of June 30, 2014. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive income, net of taxes. As of June 30, 2014 and December 31, 2013, we had an unrealized translation loss of $59.7 and $60.6, respectively, included in accumulated other comprehensive income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a gain in interest and other expenses of $0.2 for both the three and six months ended June 30, 2014, and a loss in interest and other expenses of $0.1 and $0.3 for the three and six months ended June 30, 2013, respectively, associated with our forward contracts, which offset the loss and gain recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$77.8	$77.8	$-	$-
Foreign currency forward contracts	0.3	-	0.3	-
	$78.1	$77.8	$0.3	$-

Liabilities
Foreign currency forward contracts	$0.1	$-	$0.1	$-
	$0.1	$-	$0.1	$-

		Fair Value Measurements Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$71.6	$71.6	$-	$-
Foreign currency forward contracts	0.3	-	0.3	-
	$71.9	$71.6	$0.3	$-

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $534.3 and $520.1 as of June 30, 2014 and December 31, 2013, respectively, compared to a carrying value of $479.1 and $480.9, respectively.

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

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues from services:
Americas:
United States (a)	$775.9	$748.5	$1,496.4	$1,454.6
Other Americas	375.2	387.2	725.8	774.1
	1,151.1	1,135.7	2,222.2	2,228.7
Southern Europe:
France	1,412.1	1,320.6	2,629.4	2,465.8
Italy	313.9	278.4	588.6	536.3
Other Southern Europe	243.0	203.0	473.0	396.4
	1,969.0	1,802.0	3,691.0	3,398.5

Northern Europe	1,527.8	1,398.8	2,991.7	2,769.1
APME	594.0	623.3	1,167.7	1,255.8
Right Management	79.8	80.9	153.1	157.5
Consolidated (b)	$5,321.7	$5,040.7	$10,225.7	$9,809.6

Operating unit profit: (c)
Americas:
United States	$29.7	$30.6	$43.1	$38.0
Other Americas	14.0	11.9	26.6	20.6
	43.7	42.5	69.7	58.6
Southern Europe:
France	71.9	40.9	123.1	70.6
Italy	18.3	14.7	30.9	26.4
Other Southern Europe	5.7	1.2	10.3	3.5
	95.9	56.8	164.3	100.5

Northern Europe	46.2	33.2	84.6	43.8
APME	21.0	20.2	41.2	35.0
Right Management	12.7	7.4	21.0	9.4
	219.5	160.1	380.8	247.3
Corporate expenses	(23.7)	(23.6)	(49.9)	(48.0)
Intangible asset amortization expense (c)	(8.4)	(8.4)	(16.6)	(16.8)
Operating profit	187.4	128.1	314.3	182.5
Interest and other expenses	(7.9)	(10.3)	(17.1)	(21.8)
Earnings before income taxes	$179.5	$117.8	$297.2	$160.7

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.9 and $3.8 for the three months ended June 30, 2014 and 2013, respectively, and $7.3 and $7.0 for the six months ended June 30, 2014 and 2013, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $190.3 and $175.3 for the three months ended June 30, 2014 and 2013, respectively, and $359.4 and $330.4 for the six months ended June 30, 2014 and 2013, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $6.4 and $6.1 for the three months ended June 30, 2014 and 2013, respectively, and $11.9 and $11.4 for the six months ended June 30, 2014 and 2013, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $286.6 and $272.3 for the three months ended June 30, 2014 and 2013, respectively, and $543.2 and $507.0 for the six months ended June 30, 2014 and 2013, respectively.

(c)
We evaluate segment performance based on operating unit profit (“OUP”), which is equal to segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to acquisitions, interest and other income and expense amounts or income taxes.

(14) Contingencies

For the three and six months ended June 30, 2014, we accrued legal costs of $9.0 in the United States related to a settlement agreement in connection with a lawsuit in California involving allegations regarding our wage statements. The settlement agreement is still subject to final court approval which is expected later this year. We believe that the settlement is in our best interest to avoid the costs and disruption of ongoing litigation.

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

Operating Results - Three Months Ended June 30, 2014 and 2013

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. During these periods of increasing demand as we saw in the second quarter of 2014, we are able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

In the three months ended June 30, 2014, we experienced continued revenue growth in several of our markets as the global economy continued to stabilize. The improving economic conditions were seen in our consolidated revenue growth as we have maintained a steady trend of improvement each quarter over the past year, from a slight revenue decline of 0.3% in the third quarter of 2013 to a 3.7% increase for the second quarter of 2014 in constant currency. We saw this improving trend in many of our markets in the Americas and Europe; however, our APME segment continued to experience revenue declines. Our staffing/interim business increased in the quarter, along with a 4.3% constant currency increase in our permanent recruitment business and growth in all our ManpowerGroup Solutions offerings. At Right Management, we continued to experience revenue declines as the demand for our outplacement services decreased due to the improving economic conditions in several of our markets and the counter-cyclical nature of these services, while revenues from our talent management services increased 5.6% in constant currency.

Our gross profit margin in the second quarter of 2014 compared to 2013 increased as our staffing/interim gross profit margin improved and was partially offset by declining demand for our higher-margin Right Management outplacement services. Our staffing/interim gross profit margin improvement in the second quarter of 2014 compared to 2013 reflects strong price discipline, focused pricing initiatives, and additional payroll tax credits related to the Credit d’Impôt pour la Compétitivité et l’Emploi (“CICE”) in France. The CICE law provides credits based on a percentage of wages paid to employees receiving less than two-and-a-half times the French minimum wage, which we account for as a reduction of our cost of services in the period earned. The payroll tax credit increased to 6% of eligible wages in 2014 from 4% of eligible wages in 2013.

Our profitability improved in the quarter, with operating profit up 46.3%, or 43.2% in constant currency, and operating profit margin up 100 basis points compared to the second quarter of 2013. Included in the second quarter of 2013 was $20.0 million of restructuring charges as a result of our simplification and cost recalibration plan that began in the fourth quarter of 2012. Excluding these charges, our operating profit was up 23.9% in constant currency and 60 basis points compared to the second quarter of 2013. Our simplification and cost recalibration plan initiatives have resulted in a lower cost basis for the company. We saw the benefit of this in the quarter, resulting in the improved operational leverage as we were able to support the higher revenue level without a similar increase in expenses.

The following table presents selected consolidated financial data for the three months ended June 30, 2014 as compared to 2013.

(in millions, except per share data)	2014	2013	Variance	Constant Currency Variance
Revenues from services	$5,321.7	$5,040.7	5.6%	3.7%
Cost of services	4,424.4	4,204.3	5.2	3.3
Gross profit	897.3	836.4	7.3	5.6
Gross profit margin	16.9%	16.6%
Selling and administrative expenses	709.9	708.3	0.2	(1.2)
Operating profit	187.4	128.1	46.3	43.2
Operating profit margin	3.5%	2.5%
Interest and other expenses	7.9	10.3	(24.0)
Earnings before income taxes	179.5	117.8	52.5	48.7
Provision for income taxes	69.7	49.6	40.8
Effective income tax rate	38.8%	42.1%
Net earnings	$109.8	$68.2	61.0	57.4
Net earnings per share – diluted	$1.35	$0.87	55.2	51.7
Weighted average shares – diluted	81.4	78.6	3.5%

The year-over-year increase in revenues from services of 5.6% (3.7% in constant currency and 3.1% on an organic constant currency basis) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where revenues increased 9.3% (4.2% in constant currency and 3.8% in organic constant currency) and 9.2% (4.6% in constant currency and 3.5% in organic constant currency), respectively. This included revenue increases in our larger markets of France and Italy of 6.9% (1.9% in constant currency) and 12.8% (7.5% in constant currency and 7.1% in organic constant currency), respectively, as we continued to experience stabilization in France and improving demand in Italy; and

•
revenue increase in the United States of 3.7% primarily driven by growth in our larger national accounts and in the small/medium-sized business within our Manpower business, as well as solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business; partially offset by

•
revenue decrease in APME of 4.7% (-1.8% in constant currency and -2.4% in organic constant currency) primarily due to a decrease in our staffing/interim business in Japan as we were challenged to recruit candidates in a tight labor market even though we experienced gradual improvement in demand for our staffing/services, and in China where legislative changes restricted the use of temporary employment; and

•	decreased demand for outplacement services at Right Management, where these revenues decreased 3.8% (-5.1% in constant currency); and

•	the unfavorable impact of 1.0% due to approximately one fewer billing day in the period.

The year-over-year 30 basis point (0.30%) increase in gross profit margin was primarily attributed to:

•
a 40 basis point (0.40%) favorable impact from the improvement in our staffing/interim margin as increases in the Americas, Southern Europe and APME were offset by a decrease in Northern Europe. Overall, our Manpower business was up 50 basis points and Experis was up 40 basis points; partially offset by

•	a 10 basis point (-0.10%) unfavorable impact from a decreased demand in our higher-margin outplacement services at Right Management.

The 0.2% increase in selling and administrative expenses in the second quarter of 2014 (a decrease of -1.2% in constant currency and -2.2% in organic constant currency) was attributed to:

•	a 4.9% increase in organic salary-related costs primarily from an increase in our variable incentive-based costs due to improved operating results;

•
legal costs of $9.0 million recorded in the United States related to a settlement agreement (see the Employment-Related Items section of Management’s Discussion and Analysis for additional information);

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in Southern Europe, Northern Europe and APME; and

•	a 1.0% increase due to the impact of currency exchange rates; partially offset by

•
a decrease of restructuring costs from $20.0 million for the three months ended June 30, 2013, comprised of $4.4 million in the Americas, $3.3 million in Southern Europe, $9.3 million in Northern Europe, $0.4 million in APME, $2.6 million at Right Management to zero for the three months ended June 30, 2014;

•	a property insurance recovery of $3.5 million recorded in corporate expenses;

•	a 4.6% decrease in lease and office-related costs because we closed over 150 offices since the second quarter of 2013 as a result of office consolidations and delivery model changes; and

•
a decrease in other non-personnel related costs, excluding the property insurance recovery and lease and office-related costs noted above, as a result of the simplification and cost recalibration actions taken.

Selling and administrative expenses as a percent of revenues decreased 80 basis points (-0.80%) in the second quarter of 2014 compared to 2013. The change in selling and administrative expense as a percent of revenues consisted of:

•
a 60 basis point (-0.60%) favorable impact due to the decrease of non-personnel related costs: -20 basis points due to the decrease in our lease and office-related costs, -10 basis points favorable impact due to the property insurance recovery noted above, and the remaining -30 basis points was due to other non-personnel related costs as a result of the simplification and cost recalibration actions taken; and

•	a 40 basis point (-0.40%) favorable impact due to the decrease of restructuring costs noted above; partially offset by

•	a 20 basis point (0.20%) increase due to the United States legal costs noted above.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $7.9 million in the second quarter of 2014 compared to $10.3 million in the second quarter of 2013. Net interest expense decreased $1.2 million in the second quarter of 2014 to $8.2 million from $9.4 million in the second quarter of 2013 due to lower debt levels as we repaid our €200.0 million Notes in June 2013 with cash. Other income was $0.3 million in the second quarter of 2014 compared to other expenses of $0.9 million in the second quarter of 2013 due to translation gains recorded in the second quarter of 2014.

We recorded an income tax expense at an effective rate of 38.8% for the three months ended June 30, 2014, as compared to an effective rate of 42.1% for the three months ended June 30, 2013. The 2014 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income. The 38.8% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect a similar annual effective tax rate due primarily to the French business tax, repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $1.35 for the three months ended June 30, 2014 compared to $0.87 for the three months ended June 30, 2013. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.03 per share for the three months ended June 30, 2014.

Weighted average shares - diluted increased 3.5% to 81.4 million for the three months ended June 30, 2014 from 78.6 million for the three months ended June 30, 2013. This increase is due to shares issued as a result of exercises and vesting of share-based awards since the second quarter of 2013 and the dilutive effect of share-based awards because of the increase in our share price, partially offset by the impact of share repurchases completed in the first quarter of 2014.

Operating Results - Six Months Ended June 30, 2014 and 2013

The following table presents selected consolidated financial data for the six months ended June 30, 2014 as compared to 2013.

(in millions, except per share data)	2014	2013	Variance	Constant Currency Variance
Revenues from services	$10,225.7	$9,809.6	4.2%	3.3%
Cost of services	8,511.9	8,183.1	4.0	3.1
Gross profit	1,713.8	1,626.5	5.4	4.6
Gross profit margin	16.8%	16.6%
Selling and administrative expenses	1,399.5	1,444.0	(3.1)	(3.7)
Operating profit	314.3	182.5	72.3	70.5
Operating profit margin	3.1%	1.9%
Interest and other expenses	17.1	21.8	(21.7)
Earnings before income taxes	297.2	160.7	85.0	82.6
Provision for income taxes	117.3	68.6	71.2
Effective income tax rate	39.5%	42.7%
Net earnings	$179.9	$92.1	95.3	93.5
Net earnings per share – diluted	$2.21	$1.17	88.9	87.2
Weighted average shares – diluted	81.4	78.6	3.6%

The year-over-year increase in revenues from services of 4.2% (3.3% in constant currency and 2.8% on an organic constant currency basis) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where revenues increased 8.6% (4.0% in constant currency and 3.6% in organic constant currency) and 8.0% (4.6% in constant currency and 3.4% in organic constant currency), respectively. This included revenue increases in our larger markets of France and Italy of 6.6% (2.1% in constant currency) and 9.8% (5.1% in constant currency and 4.7% in organic constant currency), respectively, as we continued to experience stabilization in France and improving demand in Italy; and

•
revenue increase in the United States of 2.9% primarily driven by growth in our larger national accounts and in the small/medium-sized business within our Manpower business as well as solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business; partially offset by

•
revenue decrease in APME of 7.0% (-1.5% in constant currency and -1.9% in organic constant currency) primarily due to a decrease in our staffing/interim business in Japan as we were challenged to recruit candidates in a tight labor market even though we experienced gradual improvement in demand for our staffing/services, and in China where legislative changes restricted the use of temporary employment; and

•	decreased demand for outplacement services at Right Management, where these revenues decreased 3.5% (-4.0% in constant currency).

The year-over-year 20 basis point (0.20%) increase in gross profit margin was primarily attributed to:

•
a 30 basis point (0.30%) favorable impact from the improvement in our staffing/interim margin as increases in the Americas and Southern Europe were partially offset by a decrease in Northern Europe while APME remained flat; and

•	a 10 basis point (0.10%) favorable impact resulting from a 6.6% constant currency increase in our permanent recruitment business; partially offset by

•	a 10 basis point (-0.10%) unfavorable impact from decreased demand for our higher-margin outplacement services at Right Management; and

•	a 10 basis point (-0.10%) decline from our ManpowerGroup Solutions business, primarily a result of costs related to a contract termination.

The 3.1% decline in selling and administrative expenses for the six months ended June 30, 2014 (-3.7% in constant currency and -4.5% in organic constant currency) was attributed to:

•
a decrease in restructuring costs from $54.8 million for the six months ended June 30, 2013, comprised of $10.3 million in the Americas, $4.5 million in Southern Europe, $26.4 million in Northern Europe, $2.8 million in APME, $6.4 million at Right Management and $4.4 million in corporate expenses to zero for the six months ended June 30, 2014;

•	a property insurance recovery of $3.5 million recorded in corporate expenses;

•	a 6.4% decrease in lease and office-related costs because we closed over 150 offices since the second quarter of 2013 as a result of office consolidations and delivery model changes; and

•
a decrease in other non-personnel related costs, excluding the property insurance recovery and lease and office-related costs noted above, as a result of the simplification and cost recalibration actions taken; partially offset by

•
legal costs of $9.0 million recorded in the United States related to a settlement agreement (see the Employment-Related Items section of Management’s Discussion and Analysis for additional information);

•	a 1.8% increase in organic salary-related costs primarily from an increase in our variable incentive-based costs due to improved operating results; and

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in Southern Europe, Northern Europe and APME.

Selling and administrative expenses as a percent of revenues decreased 100 basis points (-1.00%) for the six months ended June 30, 2014. The change in selling and administrative expense as a percent of revenues consisted of:

•	a 60 basis point (-0.60%) favorable impact due to the decrease of restructuring costs noted above; and

•
a 40 basis point (-0.40%) favorable impact due to the decrease of non-personnel related costs: -20 basis points due to the decrease in our lease and office-related costs and -20 basis points due to the decrease in other non-personnel related costs as a result of the simplification and cost recalibration actions taken.

Interest and other expenses were $17.1 million for the six months ended June 30, 2014 compared to $21.8 million for the six months ended June 30, 2013. Net interest expense decreased $3.3 million for the six months ended June 30, 2014 to $15.9 million from $19.2 million for the six months ended June 30, 2013 due to lower debt levels as we repaid our €200.0 million Notes in June 2013 with cash. Other expenses were $1.2 million for the six months ended June 30, 2014 compared to $2.6 million for the six months ended June 30, 2013 due to translation gains recorded in the first half of 2014.

We recorded an income tax expense at an effective rate of 39.5% for the six months ended June 30, 2014, as compared to an effective rate of 42.7% for the six months ended June 30, 2013. The 2014 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income. The 39.5% effective tax rate for the six months ended June 30, 2014 was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $2.21 for the six months ended June 30, 2014 compared to $1.17 for the six months ended June 30, 2013. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.02 per share for the six months ended June 30, 2014.

Weighted average shares - diluted increased 3.6% to 81.4 million for the six months ended June 30, 2014 from 78.6 million for the six months ended June 30, 2013. This increase is due to shares issued as a result of exercises and vesting of share-based awards since the second quarter of 2013 and the dilutive effect of share-based awards because of the increase in our share price, partially offset by the impact of share repurchases completed in the first quarter of 2014.

Segment Operating Results

Americas

In the Americas, revenues from services increased 1.4% (5.0% in constant currency) in the second quarter of 2014 compared to 2013. In the United States, revenues from services increased 3.7% in the second quarter of 2014 compared to 2013. The revenue increase in the United States was attributable to growth in our larger national accounts and in the small/medium-sized business within our Manpower business, specifically the industrial and light industrial sectors, and strong growth in our MSP and RPO offerings within the ManpowerGroup Solutions business. These increases were partially offset by a decrease in revenue from our larger global accounts primarily due to stronger pricing discipline. In Other Americas, revenues from services declined 3.1% (7.7% increase in constant currency) in the second quarter of 2014 compared to 2013. We experienced constant currency revenue growth in Canada, Argentina due to inflation, Colombia and Brazil of 5.1%, 18.4%, 44.4% and 10.4%, respectively, offset by a 0.6% constant-currency decline in Mexico.

In the Americas, revenues from services decreased 0.3% (3.8% increase in constant currency) in the first half of 2014 compared to 2013. In the United States, revenues from services increased 2.9% in the first half of 2014 compared to 2013. The revenue increase in the United States was attributable to growth in our larger national accounts and in the small/medium-sized business within our Manpower business and solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business. These increases were partially offset by severe weather conditions in certain areas of the United States that negatively impacted demand for our services in the first quarter of 2014, as well as a decrease in revenue from our larger global accounts primarily due to stronger pricing discipline. In Other Americas, revenues from services declined 6.3% (5.7% increase in constant currency) in the first half of 2014 compared to 2013. We experienced constant currency revenue growth in Canada, Argentina due to inflation, Colombia and Brazil of 2.6%, 15.0%, 26.8%, and 12.6%, respectively, offset by a 0.2% constant-currency decline in Mexico.

Gross profit margin increased in the second quarter of 2014 compared to 2013 due to the favorable impact from improved Experis interim margins resulting from strong price discipline in selectively accepting new business opportunities and aggressively managing the pay bill gap with our clients. This increase was partially offset by a 3.9% decrease (-1.1% in constant currency) in our permanent recruitment business, business mix changes in our Manpower staffing revenue as growth came from some of our lower-margin business, and pricing pressures within the small/medium-sized business in the United States.

Gross profit margin was flat in the first half of 2014 compared to 2013 as the favorable impact from improved Experis interim margins resulting from strong price discipline in selectively accepting new business opportunities and aggressively managing the pay bill gap with our clients, was offset by business mix changes in our Manpower staffing revenue as growth came from some of our lower-margin business, and pricing pressures within the small/medium-sized business in the United States.

In the second quarter of 2014, selling and administrative expenses increased 1.4% (4.3% in constant currency) due to legal costs of $9.0 million recorded in the second quarter of 2014, partially offset by the $4.4 million of restructuring costs incurred in the second quarter of 2013 that we did not incur in the second quarter of 2014.

In the first half of 2014, selling and administrative expenses decreased 3.4% (-0.4% in constant currency) due to the $10.3 million of restructuring costs incurred in the first half of 2013 that we did not incur in the first half of 2014 and the declines in non-personnel related costs, excluding the legal costs noted above, as a result of the simplification and cost recalibration actions taken in 2013, partially offset by $9.0 million of legal costs recorded in the first half of 2014.

Operating Unit Profit (“OUP”) margin in the Americas was 3.8% and 3.7% for the second quarter of 2014 and 2013, respectively. In the United States, OUP margin was 3.8% in the second quarter of 2014 compared to 4.1% in 2013. The margin decrease in the second quarter of 2014 in the United States was due to the legal costs noted above partially offset by a decrease in restructuring costs. Excluding the legal costs and restructuring costs, OUP margin increased due to higher gross profit margin and better operational leverage, as we were able to support an increase in revenues without a similar increase in expenses. Other Americas OUP margin was 3.7% in the second quarter of 2014 compared to 3.1% in the second quarter of 2013. The increase in the Other Americas OUP margin was due to declines in restructuring costs and in salary-related and lease costs as a result of the simplification and cost recalibration actions taken in 2013, which were partially offset by the decline in the gross profit margin.

OUP margin in the Americas was 3.1% and 2.6% for the first half of 2014 and 2013, respectively. In the United States, OUP margin was 2.9% in the first half of 2014 compared to 2.6% in 2013. The margin increase in the first half of 2014 in the United States was due to better operational leverage, as we were able to support an increase in revenues while expenses remained relatively flat, partially offset by the legal costs noted above. Other Americas OUP margin was 3.7% in the first half of 2014 compared to 2.7% in the first half of 2013. The increase in the Other Americas OUP margin was due to declines in restructuring costs and in salary-related and lease costs as a result of the simplification and cost recalibration actions taken in 2013, partially offset by a decline in the gross profit margin.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 9.3% (4.2% in constant currency and 3.8% in organic constant currency) in the second quarter of 2014 compared to 2013. In the second quarter of 2014, revenues from services increased 1.9% in constant currency in France (which represents 72% of Southern Europe’s revenues) and increased 7.1% in organic constant currency in Italy (which represents 16% of Southern Europe’s revenues). The increase in France is due primarily to the continued stabilization of the French economic market. The increase in Italy is mostly due to the improvement in demand for our Manpower staffing services as clients opted for more flexible labor solutions during the current economic conditions and a 30.9% constant currency increase in the permanent recruitment business, partially offset by one fewer billing day in the second quarter. In Other Southern Europe, revenues from services increased 19.7% (14.9% in constant currency and 11.5% in organic constant currency) during the second quarter of 2014 compared to 2013 driven by the revenue increase in Spain due to improving economic conditions and clients acquired from a local competitor in July 2013.

Revenues from services increased 8.6% (4.0% in constant currency and 3.6% in organic constant currency) in the first half of 2014 compared to 2013. In the first half, revenues from services increased 2.1% in constant currency in France, and increased 4.7% in organic constant currency in Italy. The increase in France is due primarily to the continued stabilization of the French economic market. The increase in Italy is mostly due to the improvement in demand for our Manpower staffing services as clients opted for more flexible labor solutions during the current economic conditions and a 29.8% constant currency increase in the permanent recruitment business, partially offset by two fewer billing days in the first half of 2014 compared to 2013. In Other Southern Europe, revenues from services increased 19.3% (14.8% in constant currency and 11.5% in organic constant currency) during the first half of 2014 compared to 2013 driven by the revenue increase in Spain due to improving economic conditions and clients acquired from a local competitor in July 2013.

Gross profit margin increased in both the second quarter and first half of 2014 compared to 2013 due to strong price discipline, enhanced CICE payroll tax credits in France and an increase in our permanent recruitment business, partially offset by the continued pricing pressures in some markets.

Selling and administrative expenses increased 1.8% (-2.9% decrease in constant currency and -3.0% in organic constant currency) during the second quarter of 2014 compared to 2013 primarily related to an increase in organic salary-related costs, partially offset by $3.3 million of restructuring costs incurred in the second quarter of 2013 that we did not incur in the second quarter of 2014 and the simplification and cost recalibration actions taken in 2013.

Selling and administrative expenses increased 2.7% (-1.6% decrease in constant currency and -1.8% in organic constant currency) during the first half of 2014 compared to 2013 primarily related to an increase in organic salary-related costs, partially offset by $4.5 million of restructuring costs incurred in the first half of 2013 that we did not incur in the first half of 2014 and the simplification and cost recalibration actions taken in 2013.

OUP margin in Southern Europe was 4.9% for the second quarter of 2014 compared to 3.1% for 2013. In France, the OUP margin was 5.1% for the second quarter of 2014 compared to 3.1% for 2013, due to the improvement in our gross profit margin and improved operational leverage as we were able to support the higher revenue level with lower expenses. In Italy, the OUP margin was 5.8% for the second quarter of 2014 compared to 5.3% for 2013, as we were able to effectively manage selling and administrative expenses while revenues increased, partially offset by the decrease in our gross profit margin and the impact of one fewer billing day. Other Southern Europe’s OUP margin increased to 2.4% for the second quarter of 2014 from 0.6% in 2013 as we were able to effectively manage selling and administrative expenses while revenues increased.

OUP margin in Southern Europe was 4.5% for the first half of 2014 compared to 3.0% for 2013. In France, the OUP margin was 4.7% for the first half of 2014 compared to 2.9% for 2013, due to the improvement in our gross profit margin and improved operational leverage as we were able to support the higher revenue level with lower expenses. In Italy, the OUP margin was 5.3% for the first half of 2014 compared to 4.9% for 2013, as we were able to effectively manage selling and administrative expenses while revenues increased, partially offset by the decrease in our gross profit margin and the impact of two fewer billing days. Other Southern Europe’s OUP margin increased to 2.2% for the first half of 2014 from 0.9% in 2013 as we were able to effectively manage selling and administrative expenses while revenues increased and the decrease in restructuring costs, partially offset by the decrease of the gross profit margin.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany and the Netherlands (comprised of 34%, 21%, 12%, and 10%, respectively, of Northern Europe’s revenues), revenues from services increased 9.2% (4.6% in constant currency and 3.5% in organic constant currency) in the second quarter of 2014 as compared to 2013. The increase in revenues from services was primarily attributable to the increase in our staffing/interim business as a result of the improving economic conditions in most Northern European countries, a 12.3% constant currency increase in our permanent recruitment business mostly due to growth in the United Kingdom and the Netherlands, partially offset by one fewer billing day in the quarter.

Revenues from services increased 8.0% (4.6% in constant currency and 3.4% on an organic constant currency basis) in the first half of 2014 as compared to 2013. The increase in revenues from services was primarily attributable to the increase in our staffing/interim business as a result of the improving economic conditions in most Northern European countries and a 12.1% constant currency increase in our permanent recruitment business mostly due to growth in the United Kingdom and the Netherlands.

Gross profit margin decreased in the second quarter of 2014 compared to 2013 due to the decline in our staffing/interim margins as a result of business mix changes in our staffing/interim revenue, as growth came from our lower-margin countries, and general pricing pressures in several markets, partially offset by an increase in our permanent recruitment business.

Gross profit margin decreased in the first half of 2014 compared to 2013 due to the decline in our staffing/interim margins as a result of business mix changes in our staffing/interim revenue, as growth came from our lower-margin countries, general pricing pressures in several markets and client contract termination costs recorded in the first quarter, partially offset by an increase in our permanent recruitment business.

Selling and administrative expenses increased 3.2% (-0.8% decrease in constant currency and -3.4% in organic constant currency) in the second quarter of 2014 compared to 2013. The increase in selling and administrative expenses was due primarily to the increase in organic salary-related costs because of recruiters added to support the increase in revenue and an increase in our variable incentive-based costs due to improved operating results and additional recurring selling and administrative costs incurred as a result of acquisitions, partially offset by the $9.3 million of restructuring costs incurred the second quarter of 2013 that we did not incur in the second quarter of 2014.

Selling and administrative expenses decreased 3.1% (-5.9% decrease in constant currency and -8.1% on an organic constant currency basis) in the first half of 2014 compared to 2013. The decrease in selling and administrative expenses was due primarily to the $26.4 million of restructuring costs incurred in the first half of 2013 that we did not incur in the first half of 2014 and a decrease in lease costs as a result of the simplification and cost recalibration actions taken, partially offset by the additional recurring selling and administrative costs incurred as a result of acquisitions and an increase in organic salary-related costs because of recruiters added to support the increase in revenue and an increase in our variable incentive-based costs due to improved operating results.

OUP margin for Northern Europe was 3.0% and 2.4% for the second quarter of 2014 and 2013, respectively. The increase in OUP margin was the result of better operational leverage, as we were able to support the higher revenue levels with lower expenses.

OUP margin for Northern Europe was 2.8% and 1.6% for the first half of 2014 and 2013, respectively. The increase in OUP margin was the result of better operational leverage, as we were able to support the higher revenue levels with lower expenses.

APME

In APME, revenues from services decreased 4.7% (-1.8% in constant currency and -2.4% in organic constant currency) in the second quarter of 2014 compared to 2013. In Japan (which represents 36% of APME’s revenues), revenues from services decreased 7.3% (-3.9% in constant currency) as we were challenged to recruit candidates in a tight labor market even though we experienced gradual improvement in demand for our staffing/interim services. In Australia (which represents 23% of APME’s revenues), revenues from services were down 5.2% (0.5% increase in constant currency and -1.1% in organic constant currency) for the second quarter of 2014 compared to 2013 due to the decreased demand for our staffing/interim services and the unfavorable impact of one fewer billing day. The remaining revenue decrease in APME is due to the staffing/interim revenue decline in China as a result of legislative changes that restricted the use of temporary employment.

Revenues from services decreased 7.0% (-1.5% in constant currency and -1.9% in organic constant currency) in the first half of 2014 compared to 2013. In Japan, revenues from services decreased 9.8% (-3.1% in constant currency) as we were challenged to recruit candidates in a tight labor market even though we experienced gradual improvement in demand for our staffing/interim services, partially offset by the increase of 11.5% in constant currency in the permanent recruitment business. In Australia, revenues from services were down 10.2% (-0.5% in constant currency and -1.8% in organic constant currency) in the first half of 2014 compared to 2013 due to the decreased demand for our staffing/interim services, partially offset by an 8.8% increase in constant currency in the permanent recruitment business. The remaining revenue decrease in APME is due to the staffing/interim revenue decline in China as a result of legislative changes that restricted the use of temporary employment.

Gross profit margin increased in the second quarter of 2014 compared to 2013 due to the slight increase in our staffing/interim gross profit margin due to business mix changes.

Gross profit margin increased in the first half of 2014 compared to 2013 due to the change in business mix as our lower-margin business represented a smaller percentage of the revenue mix and an increase of 5.6% in constant currency in our permanent recruitment business.

Selling and administrative expenses decreased 5.4% (-2.4% in constant currency and -3.5% in organic constant currency) in the second quarter of 2014 compared to 2013 due to a decrease in non-personnel related costs as a result of the simplification and cost recalibration actions taken in 2013, reduced organic compensation-related expenses due to lower headcount and $0.4 million of restructuring costs incurred in the second quarter of 2013 that we did not incur in the second quarter of 2014.

Selling and administrative expenses decreased 10.3% (-4.6% in constant currency and -5.5% in organic constant currency) in the first half of 2014 compared to 2013 related to reduced organic compensation-related expenses due to lower headcount, a decrease in non-personnel related costs as a result of the simplification and cost recalibration actions taken in 2013 and $2.8 million of restructuring costs incurred in the first half of 2013 that we did not incur in the first half of 2014.

OUP margin for APME was 3.5% in the second quarter of 2014 compared to 3.3% in 2013. OUP margin increased for the second quarter of 2014 compared to 2013 due to the slight increase in our gross profit margin as well as the decrease in salary-related expenses and restructuring costs.

OUP margin for APME was 3.5% in the first half of 2014 compared to 2.8% in 2013. OUP margin increased in the first half of 2014 compared to 2013 due to the increase in our gross profit margin as well as the decrease in salary-related expenses and restructuring costs.

Right Management

Revenues from services decreased 1.4% (-2.7% in constant currency) in the second quarter of 2014 compared to 2013 primarily due to the 3.8% decrease (-5.1% in constant currency) in our outplacement services as we experienced softer demand due to the stabilization of economic conditions in many of our markets and counter-cyclical nature of this business. Our talent management business increased 7.0% in the second quarter of 2014 compared to 2013 (5.4% in constant currency) due to employers’ increasing confidence and resulting investment in their workforce.

Revenues from services decreased 2.8% (-3.4% in constant currency) in the first half of 2014 compared to 2013 primarily due to the 3.5% decrease (-4.0% in constant currency) in our outplacement services as we experienced softer demand due to the stabilization of economic conditions in many of our markets and counter-cyclical nature of this business. Our talent management business increased 2.4% in the first half of 2014 compared to 2013 (1.6% in constant currency).

Gross profit margin decreased in the second quarter and first half of 2014 compared to 2013 due to margin deterioration in the outplacement business and the change in business mix as the lower-margin talent management business represented a greater percentage of the revenue mix, partially offset by the increase in the talent management business gross profit margin.

Selling and administrative expenses decreased 15.3% (-16.5% in constant currency) in the second quarter of 2014 compared to 2013 due to the cost savings from more efficient delivery solutions and the simplification and cost recalibration plan favorably impacting expense levels, as well as the $2.6 million of restructuring costs incurred in the second quarter of 2013 that we did not incur in the second quarter of 2014.

Selling and administrative expenses decreased 17.0% (-17.4% in constant currency) in the first half of 2014 compared to 2013 due to the cost savings from more efficient delivery solutions and the simplification and cost recalibration plan favorably impacting expense levels, as well as the $6.4 million of restructuring costs incurred in the first half of 2013 that we did not incur in the first half of 2014.

OUP margin for Right Management was 16.0% in the second quarter of 2014 compared to 9.2% in 2013. OUP margin was 13.7% in the first half of 2014 compared to 6.0% in 2013. The OUP margin for the second quarter and first half of 2014 improved due to the decrease in selling and administrative expenses as a result of the cost savings from more efficient delivery solutions and the simplification and cost recalibration plan and the decrease in restructuring costs, partially offset by the decline in the gross profit margin.

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

Reconciliation of these Non-GAAP percentage variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended June 30, 2014 Compared to 2013
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$775.9	3.7%	-%	3.7%	-%	3.7%
Other Americas	375.2	(3.1)	(10.8)	7.7	-	7.7
	1,151.1	1.4	(3.6)	5.0	-	5.0

Southern Europe:
France	1,412.1	6.9	5.0	1.9	-	1.9
Italy	313.9	12.8	5.3	7.5	0.4	7.1
Other Southern Europe	243.0	19.7	4.8	14.9	3.4	11.5
	1,969.0	9.3	5.1	4.2	0.4	3.8

Northern Europe	1,527.8	9.2	4.6	4.6	1.1	3.5
APME	594.0	(4.7)	(2.9)	(1.8)	0.6	(2.4)
Right Management	79.8	(1.4)	1.3	(2.7)	-	(2.7)
Consolidated	$5,321.7	5.6	1.9	3.7	0.6	3.1

Gross Profit	$897.3	7.3	1.7	5.6	1.2	4.4
Selling and Administrative Expense	$709.9	0.2	1.4	(1.2)	1.0	(2.2)
Operating Profit	$187.4	46.3	3.1	43.2	2.3	40.9

(a)  In millions for the three months ended June 30, 2014.

	6 Months Ended June 30, 2014 Compared to 2013
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,496.4	2.9%	-%	2.9%	-%	2.9%
Other Americas	725.8	(6.3)	(12.0)	5.7	-	5.7
	2,222.2	(0.3)	(4.1)	3.8	-	3.8

Southern Europe:
France	2,629.4	6.6	4.5	2.1	-	2.1
Italy	588.6	9.8	4.7	5.1	0.4	4.7
Other Southern Europe	473.0	19.3	4.5	14.8	3.3	11.5
	3,691.0	8.6	4.6	4.0	0.4	3.6

Northern Europe	2,991.7	8.0	3.4	4.6	1.2	3.4
APME	1,167.7	(7.0)	(5.5)	(1.5)	0.4	(1.9)
Right Management	153.1	(2.8)	0.6	(3.4)	-	(3.4)
Consolidated	$10,225.7	4.2	0.9	3.3	0.5	2.8

Gross Profit	$1,713.8	5.4	0.8	4.6	1.1	3.5
Selling and Administrative Expenses	$1,399.5	(3.1)	0.6	(3.7)	0.8	(4.5)
Operating Profit	$314.3	72.3	1.8	70.5	3.3	67.2

(a)  In millions for the six months ended June 30, 2014.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of June 30, 2014, we had $445.0 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred tax related to those foreign earnings not considered to be permanently invested. As of June 30, 2014, we have identified approximately $433.1 million of non-United States earnings that are not permanently invested. We may repatriate additional earnings in the future as cash needs arise.

Cash used in operating activities was $16.0 million during the first half of 2014 compared to $71.6 million during the first half of 2013. This decrease is primarily due to the higher operating earnings in 2014. Changes in operating assets and liabilities utilized $275.4 million of cash during the first half of 2014 compared to $242.8 million utilized during the first half of 2013. This additional usage is mainly due to a larger increase in accounts receivable, due to the higher revenue growth this year, and the larger CICE receivable, partly offset by an increase in accounts payable due to the timing of payments.

Accounts receivable increased to $4,501.0 million as of June 30, 2014 from $4,277.9 million as of December 31, 2013. This increase is mostly due to the growth in the business. At constant exchange rates, the June 30, 2014 balance would have been approximately $0.6 million higher than reported.

Capital expenditures were $20.6 million in the first half of 2014 compared to $25.1 million in the first half of 2013. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $23.7 million and $16.9 million for the first half of 2014 and 2013, respectively.

Cash provided by net debt borrowings was $14.7 million in the first half of 2014 compared to net debt payments of $229.8 million in the first half of 2013.

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

As of June 30, 2014, we had letters of credit totaling $0.9 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.1 million were available to us under the facility as of June 30, 2014.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 0.39 to 1 and a fixed charge coverage ratio of 3.84 to 1 as of June 30, 2014. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of June 30, 2014, such credit lines totaled $371.4 million, of which $321.6 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to limitations on subsidiary borrowings in our revolving credit agreement, additional borrowings of $250.2 million could have been made under these lines as of June 30, 2014.

We currently have a Board of Directors authorization to repurchase 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. We repurchased 0.2 million shares at a cost of $16.7 million during the first half of 2014. No repurchases were made during the first half of 2013. As of June 30, 2014, there were 7.8 million shares remaining authorized for repurchase under this authorization.

On April 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.49 per share, which was paid on June 16, 2014 to shareholders of record on June 2, 2014.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,552.1 million as of June 30, 2014 compared to $1,573.6 million as of December 31, 2013.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $182.3 million and $156.5 million as of June 30, 2014 and December 31, 2013, respectively, consisting of $137.8 million and $118.2 million for guarantees, respectively, and $44.5 million and $38.3 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.0 million and $0.9 million in the first half of 2014 and 2013, respectively.

We recorded net restructuring costs of $54.8 million in the six months ended June 30, 2013 in selling and administrative expenses, related to severances and office closures and had a reserve of $48.4 million remaining for such costs as of December 31, 2013. During the first half of 2014, we made payments of $23.5 million out of our restructuring reserve. We expect a majority of the remaining $24.9 million reserve will be paid by the end of 2014. Changes in the restructuring costs by reportable segment and Corporate are shown in Note 5 to the Consolidated Financial Statements.

Employment-Related Items

For the three and six months ended June 30, 2014, we accrued legal costs of $9.0 million in the United States related to a settlement agreement in connection with a lawsuit in California involving allegations regarding our wage statements. The settlement agreement is still subject to final court approval which is expected later this year. We believe that the settlement is in our best interest to avoid the costs and disruption of ongoing litigation.

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

Item 4 – Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In December 2012, the Board of Directors authorized the repurchase 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of June 30, 2014, there were 7.8 million shares remaining authorized for repurchase under this authorization. The following table shows the total amount of shares repurchased during the second quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1- 30, 2014	-		$-	-	7,777,305
May 1 - 31, 2014	-		-	-	7,777,305
June 1 - 30, 2014	97	(1)	83.93	-	7,777,305

(1)	Shares of restricted stock delivered by a director to ManpowerGroup, upon vesting, to satisfy tax withholding requirements.

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

(d)	audit services with respect to certain procedures for governmental requirements;

(e)	assistance with the implementation of new accounting standards in a foreign subsidiary; and

(f)	assistance with the due diligence for a potential acquisition.

Item 6 – Exhibits

10.1	Letter Amendment to Compensation Agreement between Jeffrey A. Joerres and the Company dated as of May 1, 2014.

10.2	Form of Amendment to the 2012 and 2013 Performance Share Unit Agreements for Jeffrey A. Joerres and Michael J. Van Handel.

10.3	Amendment to the 2012 and 2013 Stock Option and Restricted Stock Unit Agreements for Jeffrey A. Joerres.

10.4	Severance Agreement dated May 1, 2014 between the Company and Jonas Prising.

10.5	2011 Equity Incentive Plan of ManpowerGroup Inc. (Amended and Restated Effective April 29, 2014).

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: August 6, 2014

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter Amendment to Compensation Agreement between Jeffrey A. Joerres and the Company dated as of May 1, 2014.

10.2	Form of Amendment to the 2012 and 2013 Performance Share Unit Agreements for Jeffrey A. Joerres and Michael J. Van Handel.

10.3	Amendment to the 2012 and 2013 Stock Option and Restricted Stock Unit Agreements for Jeffrey A. Joerres.

10.4	Severance Agreement dated May 1, 2014 between the Company and Jonas Prising.

10.5	2011 Equity Incentive Plan of ManpowerGroup Inc. (Amended and Restated Effective April 29, 2014).

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.