Form 10-Q
period 2014-09-30
ManpowerGroup Inc.
filed 2014-10-31
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
September 30, 2014
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at October 29, 2014
Common Stock, $.01 par value	79,139,714

ManpowerGroup Inc.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Comprehensive (Loss) Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-15
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4	Controls and Procedures	29

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 5	Other Information	31
Item 6	Exhibits	32

SIGNATURES		33

EXHIBIT INDEX		34

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	September 30,	December 31,
	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$660.7	$737.6
Accounts receivable, less allowance for doubtful accounts of $115.9 and $118.6, respectively	4,381.4	4,277.9
Prepaid expenses and other assets	120.9	161.3
Future income tax benefits	50.7	66.2
Total current assets	5,213.7	5,243.0

OTHER ASSETS:
Goodwill	1,092.6	1,090.9
Intangible assets, less accumulated amortization of $269.3 and $247.9, respectively	297.2	309.1
Other assets	627.4	479.3
Total other assets	2,017.2	1,879.3

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	673.4	706.2
Less: accumulated depreciation and amortization	523.6	540.2
Net property and equipment	149.8	166.0
Total assets	$7,380.7	$7,288.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2014	2013
CURRENT LIABILITIES:
Accounts payable	$1,601.9	$1,523.9
Employee compensation payable	215.4	230.4
Accrued liabilities	499.9	536.1
Accrued payroll taxes and insurance	597.7	680.7
Value added taxes payable	520.2	502.5
Short-term borrowings and current maturities of long-term debt	40.1	36.0
Total current liabilities	3,475.2	3,509.6

OTHER LIABILITIES:
Long-term debt	443.8	481.9
Other long-term liabilities	421.8	382.6
Total other liabilities	865.6	864.5

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 112,790,535 and 112,014,673 shares, respectively	1.1	1.1
Capital in excess of par value	3,076.8	3,014.0
Retained earnings	1,588.9	1,317.5
Accumulated other comprehensive (loss) income	(44.8)	82.2
Treasury stock at cost, 33,666,901 and 32,658,685 shares, respectively	(1,582.1)	(1,500.6)
Total shareholders’ equity	3,039.9	2,914.2
Total liabilities and shareholders’ equity	$7,380.7	$7,288.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues from services	$5,416.0	$5,188.8	$15,641.7	$14,998.4
Cost of services	4,510.4	4,335.2	13,022.3	12,518.3
Gross profit	905.6	853.6	2,619.4	2,480.1
Selling and administrative expenses	693.3	691.2	2,092.8	2,135.2
Operating profit	212.3	162.4	526.6	344.9
Interest and other expenses	9.9	5.4	27.0	27.2
Earnings before income taxes	202.4	157.0	499.6	317.7
Provision for income taxes	71.9	62.3	189.2	130.9
Net earnings	$130.5	$94.7	$310.4	$186.8
Net earnings per share – basic	$1.64	$1.21	$3.89	$2.41
Net earnings per share – diluted	$1.61	$1.18	$3.82	$2.36
Weighted average shares – basic	79.7	78.4	79.8	77.6
Weighted average shares – diluted	81.1	80.0	81.3	79.2

ManpowerGroup Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$130.5	$94.7	$310.4	$186.8
Other comprehensive (loss) income:
Foreign currency translation adjustments	(152.6)	92.5	(165.0)	52.9
Translation adjustments on net investment hedge, net of income taxes of $13.1, $(6.7), $13.7 and $(2.9), respectively	23.5	(11.0)	24.4	(4.8)
Translation adjustments of long-term intercompany loans	(8.3)	18.5	8.4	(7.6)
Unrealized gain (loss) on investments, less income taxes of $0.4, $(0.8), $1.7 and $(0.8), respectively	1.9	(2.6)	3.4	(2.6)
Defined benefit pension plans and retiree health care plan, less income taxes of $0.1, $0.3, $0.5 and $1.3, respectively	0.5	0.8	1.8	3.0
Total other comprehensive (loss) income	(135.0)	98.2	(127.0)	40.9
Comprehensive (loss) income	$(4.5)	$192.9	$183.4	$227.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	9 Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$310.4	$186.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64.3	70.9
Deferred income taxes	6.9	(0.1)
Provision for doubtful accounts	15.0	19.1
Share-based compensation	34.3	22.8
Excess tax benefit on exercise of share-based awards	(3.4)	(4.5)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(355.4)	(128.8)
Other assets	(136.7)	(101.1)
Other liabilities	169.5	46.6
Cash provided by operating activities	104.9	111.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32.8)	(33.6)
Acquisitions of businesses, net of cash acquired	(25.1)	(18.2)
Proceeds from the sale of property and equipment	1.3	2.6
Cash used in investing activities	(56.6)	(49.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	10.2	(1.1)
Proceeds from long-term debt	–	3.6
Repayments of long-term debt	(1.6)	(268.7)
Proceeds from share-based awards	24.3	65.8
Other share-based award transactions	(5.5)	12.0
Repurchases of common stock	(72.6)	–
Dividends paid	(39.0)	(35.5)
Cash used in financing activities	(84.2)	(223.9)

Effect of exchange rate changes on cash	(41.0)	2.0
Change in cash and cash equivalents	(76.9)	(159.4)
Cash and cash equivalents, beginning of year	737.6	648.1
Cash and cash equivalents, end of period	$660.7	$488.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$33.2	$40.6
Income taxes paid, net	$69.8	$43.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2014 and 2013
(in millions, except share and per share data)

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2014 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2014 included: expected future revenue growth rates, operating unit profit margins, and working capital levels; discount rates ranging from 11.7% to 17.8%; and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

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

In September 2014, the FASB issued new accounting guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern. The new guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, and if so, disclose that fact. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for us in 2017 and will be applicable to both annual and interim reporting periods. We do not expect the adoption of this guidance to have an impact on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended September 30, 2014 and 2013, we recognized share-based compensation expense of $10.4 and $8.0, respectively, and $34.3 and $22.8 for the nine months ended September 30, 2014 and 2013, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $24.3 and $65.8 for the nine months ended September 30, 2014 and 2013, respectively. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $25.1 and $18.2 for the nine months ended September 30, 2014 and 2013, respectively.

(5) Restructuring Costs

We recorded net restructuring costs of $62.9 for the nine months ended September 30, 2013 in selling and administrative expenses, related to severances and office closures. During the nine months ended September 30, 2014, we made payments of $30.8 out of our restructuring reserve. We expect a majority of the remaining $17.6 reserve will be paid by the end of 2015.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management(3)	Corporate(3)	Total
Balance, January 1, 2014	$6.8	$4.5	$22.2	$1.8	$12.3	$0.8	$48.4
Costs paid or utilized	(4.5)	(2.1)	(14.5)	(1.2)	(8.9)	0.4	(30.8)
Balance, September 30, 2014	$2.3	$2.4	$7.7	$0.6	$3.4	$1.2	$17.6

(1)    Balances related to the United States were $5.1 and $2.1 as of January 1, 2014 and September 30, 2014, respectively.
(2)    Balances related to France were $3.5 and $2.4 as of January 1, 2014 and September 30, 2014, respectively. Balances related to Italy were $0.9 and none as of January 1, 2014 and September 30, 2014, respectively.
(3)    “Costs paid or utilized” include an intercompany transfer of severance liability totaling $2.0 from Right Management to Corporate during the first quarter of 2014.

(6) Income Taxes

We recorded an income tax expense at an effective rate of 35.5% for the three months ended September 30, 2014, as compared to an effective rate of 39.7% for the three months ended September 30, 2013. The 2014 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, and a deemed repatriation. The 35.5% effective tax rate in the quarter was slightly higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 37%, due primarily to the French business tax, repatriations, valuation allowances and other permanent items.

We recorded an income tax expense at an effective rate of 37.9% for the nine months ended September 30, 2014, as compared to an effective rate of 41.2% for the nine months ended September 30, 2013. The 2014 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, and a deemed repatriation. The 37.9% effective tax rate for the nine months ended September 30, 2014, was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, repatriations, valuation allowances and other permanent items.

As of September 30, 2014, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $33.8. We had related tax benefits of $1.9, and the net amount of $31.9 would favorably impact the effective tax rate if recognized. As of December 31, 2013, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $32.3. We had related tax benefits of $1.9 for a net amount of $30.4. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally and, as a result, we are routinely audited by the various tax jurisdictions in which we operate. Generally, the tax years that remain subject to tax examination are 2009 through 2013 for our major operations in France, Germany, Italy, Japan, the United Kingdom and the United States. As of September 30, 2014, we are subject to tax audits in Austria, Denmark, France, Germany, Italy, Norway and Spain. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings per share – basic:
Net earnings available to common shareholders	$130.5	$94.7	$310.4	$186.8
Weighted-average common shares outstanding	79.7	78.4	79.8	77.6
	$1.64	$1.21	$3.89	$2.41
Net earnings per share – diluted:
Net earnings available to common shareholders	$130.5	$94.7	$310.4	$186.8
Weighted-average common shares outstanding	79.7	78.4	79.8	77.6
Effect of dilutive securities – stock options	0.6	0.8	0.7	0.8
Effect of other share-based awards	0.8	0.8	0.8	0.8
	81.1	80.0	81.3	79.2
	$1.61	$1.18	$3.82	$2.36

There were 0.1 million and 1.0 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended September 30, 2014 and 2013, respectively, and 0.2 million and 1.1 million share-based awards excluded from the calculation of net earnings per share – diluted for the nine months ended September 30, 2014 and 2013, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, amortizable intangible assets and intangible assets that do not require amortization, as follows:

	September 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,092.6	$-	$1,092.6	$1,090.9	$-	$1,090.9
Intangible assets:
Finite-lived:
Technology	$19.6	$19.6	$-	$19.6	$19.6	$-
Franchise agreements	18.0	18.0	-	18.0	17.9	0.1
Customer relationships	362.1	218.5	143.6	351.5	196.4	155.1
Other	15.3	13.2	2.1	16.2	14.0	2.2
	415.0	269.3	145.7	405.3	247.9	157.4
Indefinite-lived:
Tradenames(2)	54.0	-	54.0	54.0	-	54.0
Reacquired franchise rights	97.5	-	97.5	97.7	-	97.7
	151.5	-	151.5	151.7	-	151.7
Total intangible assets	$566.5	$269.3	$297.2	$557.0	$247.9	$309.1

(1) Balances were net of accumulated impairment loss of $513.4 as of both September 30, 2014 and December 31, 2013.
(2) Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2014 and December 31, 2013.

Total consolidated amortization expense related to intangible assets for the remainder of 2014 is expected to be $8.4 and in each of the next five years is expected to be as follows: 2015- $30.1, 2016 - $27.0, 2017 - $22.9, 2018 - $20.3 and 2019 – $15.8.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2014	$465.9	$107.8	$318.2	$72.0	$62.1	$64.9	$1,090.9
Goodwill acquired	1.9	-	27.4	3.9	-	-	33.2
Currency and other impacts	(0.9)	(8.6)	(19.9)	(2.1)	-	-	(31.5)
Balance, September 30, 2014	$466.9	$99.2	$325.7	$73.8	$62.1	$64.9	$1,092.6

(1)   Balances related to the United States were $448.5 and $450.4 as of January 1, 2014 and September 30, 2014, respectively.
(2)   Balances related to France were $87.3 and $80.2 as of January 1, 2014 and September 30, 2014, respectively. Balances related to Italy were $5.7 and $5.2 as of January 1, 2014 and September 30, 2014, respectively.
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

Goodwill balances by reporting unit were as follows:

	September 30,	January 1,
	2014	2014
United States	$505.9	$504.0
Netherlands	89.7	84.1
United Kingdom	87.2	84.6
France	80.2	87.3
Right Management	62.1	62.1
Other reporting units	267.5	268.8
Total goodwill	$1,092.6	$1,090.9

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$2.0	$2.2	$6.1	$6.6
Interest cost	3.3	3.1	10.0	9.2
Expected return on assets	(3.3)	(2.8)	(10.1)	(8.4)
Curtailment gain	-	-	-	(2.3)
Other	1.0	1.1	3.0	2.9
Total benefit cost	$3.0	$3.6	$9.0	$8.0

	Retiree Health Care Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$-	$0.1	$-	$0.1
Interest cost	0.2	0.3	0.6	0.9
Net loss	0.1	-	0.1	0.2
Total benefit cost	$0.3	$0.4	$0.7	$1.2

During the three and nine months ended September 30, 2014, contributions made to our pension plans were $5.0 and $11.2, respectively, and contributions made to our retiree health care plan were $0.3 and $1.2, respectively. During 2014, we expect to make total contributions of approximately $13.0 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of accumulated other comprehensive (loss) income, net of tax, were as follows:

	September 30,	December 31,
	2014	2013
Foreign currency translation	$74.5	$239.5
Translation loss on net investment hedge, net of income taxes of $(23.0) and $(36.7), respectively	(36.2)	(60.6)
Translation loss on long-term intercompany loans	(65.2)	(73.6)
Unrealized gain on investments, net of income taxes of $3.3 and $1.6, respectively	14.9	11.5
Defined benefit pension plans, net of income taxes of $(21.0) and $(21.8), respectively	(37.4)	(39.7)
Retiree health care plan, net of income taxes of $2.4 and $2.7, respectively	4.6	5.1
Accumulated other comprehensive (loss) income	$(44.8)	$82.2

On April 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.49 per share, which was paid on June 16, 2014 to shareholders of record on June 2, 2014.

On October 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.49 per share, which is payable on December 15, 2014 to shareholders of record on December 1, 2014.

(11) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest expense	$9.6	$7.9	$27.5	$28.9
Interest income	(1.4)	(0.9)	(3.4)	(2.7)
Foreign exchange loss (gain)	0.7	(0.3)	(1.4)	1.5
Miscellaneous expense (income), net	1.0	(1.3)	4.3	(0.5)
Interest and other expenses	$9.9	$5.4	$27.0	$27.2

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

A portion of the €350.0 ($442.0) notes due June 2018 were designated as an economic hedge of our net investment in our foreign subsidiaries with a Euro functional currency as of September 30, 2014. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive (loss) income, net of taxes. As of September 30, 2014 and December 31, 2013, we had an unrealized translation loss of $36.2 and $60.6, respectively, included in accumulated other comprehensive (loss) income, net of taxes, as the net investment hedge was deemed effective.

Our forward contracts are not designated as hedges. Consequently, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a loss in interest and other expenses of $0.1 for the three months ended September 30, 2014, a gain of $0.1 for the nine months ended September 30, 2014, and gains of $0.9 and $0.6 for the three and nine months ended September 30, 2013, respectively, associated with our forward contracts, which offset the loss and gain recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$78.4	$78.4	$-	$-
Foreign currency forward contracts	0.2	-	0.2	-
	$78.6	$78.4	$0.2	$-

Liabilities
Foreign currency forward contracts	$0.3	$-	$0.3	$-
	$0.3	$-	$0.3	$-

		Fair Value Measurements Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$71.6	$71.6	$-	$-
Foreign currency forward contracts	0.3	-	0.3	-
	$71.9	$71.6	$0.3	$-

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $496.0 and $520.1 as of September 30, 2014 and December 31, 2013, respectively, compared to a carrying value of $442.0 and $480.9, respectively.

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

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues from services:
Americas:
United States (a)	$800.5	$761.8	$2,296.9	$2,216.4
Other Americas	388.5	382.0	1,114.3	1,156.1
	1,189.0	1,143.8	3,411.2	3,372.5
Southern Europe:
France	1,454.3	1,420.7	4,083.7	3,886.5
Italy	294.1	269.7	882.7	806.0
Other Southern Europe	259.9	227.9	732.9	624.3
	2,008.3	1,918.3	5,699.3	5,316.8

Northern Europe	1,554.6	1,448.1	4,546.3	4,217.2
APME	592.5	601.4	1,760.2	1,857.2
Right Management	71.6	77.2	224.7	234.7
Consolidated (b)	$5,416.0	$5,188.8	$15,641.7	$14,998.4

Operating unit profit: (c)
Americas:
United States	$41.9	$34.3	$85.0	$72.3
Other Americas	14.6	11.4	41.2	32.0
	56.5	45.7	126.2	104.3
Southern Europe:
France	84.2	58.4	207.3	129.0
Italy	14.7	10.7	45.6	37.1
Other Southern Europe	6.1	4.0	16.4	7.5
	105.0	73.1	269.3	173.6

Northern Europe	59.6	50.3	144.2	94.1
APME	21.6	19.2	62.8	54.2
Right Management	6.3	4.5	27.3	13.9
	249.0	192.8	629.8	440.1
Corporate expenses	(28.3)	(21.9)	(78.2)	(69.9)
Intangible asset amortization expense (c)	(8.4)	(8.5)	(25.0)	(25.3)
Operating profit	212.3	162.4	526.6	344.9
Interest and other expenses	(9.9)	(5.4)	(27.0)	(27.2)
Earnings before income taxes	$202.4	$157.0	$499.6	$317.7

(a)
In the United States, where a majority of our franchises operate, revenues from services include fees received from the related franchise offices of $4.4 and $4.2 for the three months ended September 30, 2014 and 2013, respectively, and $11.7 and $11.2 for the nine months ended September 30, 2014 and 2013, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $196.3 and $181.6 for the three months ended September 30, 2014 and 2013, respectively, and $555.7 and $512.0 for the nine months ended September 30, 2014 and 2013, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $6.9 and $6.6 for the three months ended September 30, 2014 and 2013, respectively, and $18.8 and $18.0 for the nine months ended September 30, 2014 and 2013, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $302.0 and $285.4 for the three months ended September 30, 2014 and 2013, respectively, and $845.2 and $792.4 for the nine months ended September 30, 2014 and 2013, respectively.

(c)
We evaluate segment performance based on operating unit profit (“OUP”), which is equal to segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to acquisitions, interest and other income and expense amounts or income taxes.

(14) Contingencies

During the second quarter of 2014, we accrued legal costs of $9.0 in the United States related to a settlement agreement in connection with a lawsuit in California involving allegations regarding our wage statements. The settlement agreement is still subject to final court approval which is expected later this year. We believe that the settlement is in our best interest to avoid the costs and disruption of ongoing litigation.

In France, during the second quarter of 2013, we experienced a significant increase in claims against us, requesting refunds for various payroll tax subsidies that we have received dating back to 2003 related to our French temporary associates. In March 2014, the French Supreme Court ruled in our favor on this matter, confirming that, as a matter of law, the benefit of the payroll tax subsidies belongs to the direct employer of the temporary associates. We do not expect to incur any losses as all of these claims have now been withdrawn as a result of this ruling.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 24 through 26 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended September 30, 2014 and 2013

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services and solutions. During periods of increased demand, as we saw in the third quarter of 2014, we are able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

In the three months ended September 30, 2014, we experienced revenue growth in most of our markets. Our consolidated revenues were up 4.6% in constant currency in the quarter, consistent with the growth in the second quarter after adjusting for the number of billing days, and up from that seen in the first quarter of the year and the fourth quarter of 2013. While the global economic environment remained stable through most of the quarter, we started to see some uncertainty as we exited the quarter, particularly in Europe. As a result of this economic uncertainty, after experiencing improving growth trends in the first part of the quarter, we saw some softening in September, which continued into the early part of the fourth quarter, in certain markets. This uncertain economic situation in Europe may result in uneven performance across our European business, as some local labor markets may experience heightened volatility or a longer pathway to recovery.

While we saw a similar trend in each of our staffing segments with softening in September, growth on the whole remained strong in the quarter across the Americas and Europe, with APME showing a slight decline. Our staffing/interim business showed solid growth in the quarter, along with a 17.3% constant currency increase in our permanent recruitment business and growth in all our ManpowerGroup Solutions offerings. At Right Management, we continued to experience revenue declines as the demand for our outplacement services decreased due to the counter-cyclical nature of these services, and revenues from our talent management services decreased 2.1% in constant currency.

Our gross profit margin in the third quarter of 2014 compared to 2013 increased due to expansion of our staffing/interim gross profit margin and growth in our permanent recruitment business, partially offset by declining demand for our higher-margin Right Management outplacement services, an unfavorable impact of currency exchange rates, and other margin declines. Our staffing/interim gross profit margin improvement in the third quarter of 2014 compared to 2013 reflects strong price discipline, focused pricing initiatives, and additional payroll tax credits related to the Credit d’Impȏt pour la Compétitivité et l’Emploi (“CICE”) in France. The CICE law provides credits based on a percentage of wages paid to employees receiving less than two-and-a-half times the French minimum wage, which we account for as a reduction of our cost of services in the period earned. The payroll tax credit increased to 6% of eligible wages in 2014 from 4% of eligible wages in 2013.

Our profitability improved in the quarter, with operating profit up 30.7%, or 30.6% in constant currency, and operating profit margin up 80 basis points compared to the third quarter of 2013. Included in the third quarter of 2013 was $8.1 million of restructuring charges as a result of our simplification and cost recalibration plan that began in the fourth quarter of 2012. Excluding these charges, our operating profit was up 24.4% in constant currency and 60 basis points compared to the third quarter of 2013. Our simplification and cost recalibration plan initiatives have resulted in a lower cost base for the company as we realized most of the planned savings as of the end of this quarter. We continue to monitor expenses closely to ensure we maintain the full benefit of these actions while investing appropriately to support the growth in the business. During the first nine months of the year, we have added recruiters and certain other staff to support the increased demand for our services. We have also seen an increase in our variable incentive costs due to the improved profitability. Even with these investments, we saw improved operational leverage in the quarter as we were able to support the higher revenue level without a similar increase in expenses.

The following table presents selected consolidated financial data for the three months ended September 30, 2014 as compared to 2013.

(in millions, except per share data)	2014	2013	Variance	Constant Currency Variance
Revenues from services	$5,416.0	$5,188.8	4.4%	4.6%
Cost of services	4,510.4	4,335.2	4.0	4.3
Gross profit	905.6	853.6	6.1	6.5
Gross profit margin	16.7%	16.5%
Selling and administrative expenses	693.3	691.2	0.3	0.8
Operating profit	212.3	162.4	30.7	30.6
Operating profit margin	3.9%	3.1%
Interest and other expenses	9.9	5.4	81.9
Earnings before income taxes	202.4	157.0	28.9	28.5
Provision for income taxes	71.9	62.3	15.4
Effective income tax rate	35.5%	39.7%
Net earnings	$130.5	$94.7	37.8	37.4
Net earnings per share – diluted	$1.61	$1.18	36.4	35.6
Weighted average shares – diluted	81.1	80.0	1.5%

The year-over-year increase in revenues from services of 4.4% (4.6% in constant currency and 4.2% on an organic constant currency basis) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where revenues increased 4.7% (4.5% in constant currency and organic constant currency) and 7.4% (6.2% in constant currency and 5.0% in organic constant currency), respectively. This included revenue increases in our larger markets of France and Italy of 2.4% (2.2% in constant currency) and 9.0% (9.0% in constant currency and 8.6% in organic constant currency), respectively, as we continued to experience stabilization in France, and improving demand in Italy, through much of the quarter. We also experienced constant currency revenue growth in Spain, the United Kingdom, and the Netherlands of 24.8%, 16.5%, and 9.2%, respectively; and

•
revenue increase in the United States of 5.1% primarily driven by growth in our larger national accounts and in the small/medium-sized business within our Manpower business, as well as solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business; partially offset by

•
revenue decrease in APME of 1.5% (-0.7% in constant currency and -1.3% in organic constant currency) primarily due to a decrease in our staffing/interim business in Japan as we were challenged to recruit candidates in a tight labor market even though we experienced gradual improvement in demand for our staffing/interim services, and in China where legislative changes restricted the use of temporary employment and we experienced a softer demand in the market; and

•	decreased demand for services at Right Management, where revenues decreased 7.2% (-8.0% in constant currency), including a 7.4% decline (-8.4% in constant currency) in our outplacement services.

The year-over-year 20 basis point (0.20%) increase in gross profit margin was primarily attributed to:

•
a 20 basis point (0.20%) favorable impact from the improvement in our staffing/interim margin as increases in Southern Europe and APME were offset by decreases in the Americas and Northern Europe. Overall, our Manpower business was up 20 basis points and Experis was up 10 basis points in constant currency; and

•	a 20 basis point (0.20%) favorable impact due to the 17.3% constant currency growth in our permanent recruitment business; partially offset by

•	a 10 basis point (-0.10%) unfavorable impact from a decreased demand in our higher-margin outplacement services at Right Management; and

•	a 10 basis point (-0.10%) decrease due to the impact of currency exchange rates and other margin declines.

The 0.3% increase in selling and administrative expenses in the third quarter of 2014 (0.8% in constant currency and a decrease of -0.3% in organic constant currency) was attributed to:

•	a 3.2% increase in organic salary-related costs primarily from an increase in our variable incentive-based costs due to improved operating results; and

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in Southern Europe, Northern Europe and APME; partially offset by

•
a decrease in restructuring costs with zero for the three months ended September 30, 2014 and $8.1 million for the three months ended September 30, 2013, comprised of $1.1 million in the Americas, $0.6 million in Southern Europe, $2.4 million in Northern Europe, $1.1 million in APME, $2.9 million at Right Management;

•	a 7.3% decrease in lease and office-related costs because we have closed over 150 offices since the third quarter of 2013 as a result of office consolidations and delivery model changes;

•	a decrease in other non-personnel related costs, excluding the lease and office-related costs noted above, as a result of the simplification and cost recalibration actions taken; and

•	a 0.5% decrease due to the impact of currency exchange rates.

Selling and administrative expenses as a percent of revenues decreased 50 basis points (-0.50%) in the third quarter of 2014 compared to 2013. The change in selling and administrative expense as a percent of revenues consisted of:

•
a 30 basis point (-0.30%) favorable impact due to the decrease of non-personnel related costs: -20 basis points due to the decrease in our lease and office-related costs and -10 basis points due to other non-personnel related costs as a result of the simplification and cost recalibration actions taken; and

•	a 20 basis point (-0.20%) favorable impact due to the decrease of restructuring costs noted above.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $9.9 million in the third quarter of 2014 compared to $5.4 million in the third quarter of 2013. Net interest expense increased $1.2 million in the third quarter of 2014 to $8.2 million from $7.0 million in the third quarter of 2013 due primarily to higher interest rates. Other expense was $1.7 million in the third quarter of 2014 compared to other income of $1.6 million in the third quarter of 2013 due to translation losses recorded in the third quarter of 2014, and a gain on sale of investments by our minority-owned Swiss Franchise recorded in the third quarter of 2013.

We recorded an income tax expense at an effective rate of 35.5% for the three months ended September 30, 2014, as compared to an effective rate of 39.7% for the three months ended September 30, 2013. The 2014 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, and a deemed repatriation. The 35.5% effective tax rate in the quarter was slightly higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 37%, due primarily to the French business tax, repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $1.61 for the three months ended September 30, 2014 compared to $1.18 for the three months ended September 30, 2013. Foreign currency exchange rates had a negligible impact on net earnings per share - diluted for the three months ended September 30, 2014.

Weighted average shares - diluted increased 1.5% to 81.1 million for the three months ended September 30, 2014 from 80.0 million for the three months ended September 30, 2013. This increase was due to shares issued as a result of exercises and vesting of share-based awards since the third quarter of 2013 and the dilutive effect of share-based awards because of the increase in our share price, partially offset by the impact of share repurchases completed in 2014.

Operating Results - Nine Months Ended September 30, 2014 and 2013

The following table presents selected consolidated financial data for the nine months ended September 30, 2014 as compared to 2013.

(in millions, except per share data)	2014	2013	Variance	Constant Currency Variance
Revenues from services	$15,641.7	$14,998.4	4.3%	3.8%
Cost of services	13,022.3	12,518.3	4.0	3.5
Gross profit	2,619.4	2,480.1	5.6	5.3
Gross profit margin	16.7%	16.5%
Selling and administrative expenses	2,092.8	2,135.2	(2.0)	(2.2)
Operating profit	526.6	344.9	52.7	51.7
Operating profit margin	3.4%	2.3%
Interest and other expenses	27.0	27.2	(0.9)
Earnings before income taxes	499.6	317.7	57.3	55.9
Provision for income taxes	189.2	130.9	44.6
Effective income tax rate	37.9%	41.2%
Net earnings	$310.4	$186.8	66.1	65.0
Net earnings per share – diluted	$3.82	$2.36	61.9	60.6
Weighted average shares – diluted	81.3	79.2	2.7%

The year-over-year increase in revenues from services of 4.3% (3.8% in constant currency and 3.3% on an organic constant currency basis) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where revenues increased 7.2% (4.2% in constant currency and 3.9% in organic constant currency) and 7.8% (5.2% in constant currency and 4.0% in organic constant currency), respectively. This included revenue increases in our larger markets of France and Italy of 5.1% (2.1% in constant currency) and 9.5% (6.4% in constant currency and 6.0% in organic constant currency), respectively, as we experienced stabilization in France, and improving demand in Italy, for much of the period. We also experienced constant currency revenue growth in Spain, the United Kingdom, and the Netherlands of 28.6%, 13.0%, and 7.6%, respectively; and

•
revenue increase in the United States of 3.6% primarily driven by growth in our larger national accounts and in the small/medium-sized business within our Manpower business as well as solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business; partially offset by

•
revenue decrease in APME of 5.2% (-1.2% in constant currency and -1.7% in organic constant currency) primarily due to a decrease in our staffing/interim business in Japan as we were challenged to recruit candidates in a tight labor market even though we experienced gradual improvement in demand for our staffing/interim services, and in China where legislative changes restricted the use of temporary employment and we recently experienced a softer demand in the market; and

•	decreased demand for outplacement services at Right Management, where these revenues decreased 4.8% (-5.4% in constant currency).

The year-over-year 20 basis point (0.20%) increase in gross profit margin was primarily attributed to:

•
a 30 basis point (0.30%) favorable impact from the improvement in our staffing/interim margin as increases in the Americas and Southern Europe were partially offset by a decrease in Northern Europe, while APME remained flat; and

•	a 10 basis point (0.10%) favorable impact resulting from a 10.0% constant currency increase in our permanent recruitment business; partially offset by

•	a 10 basis point (-0.10%) unfavorable impact from decreased demand for our higher-margin outplacement services at Right Management; and

•	a 10 basis point (-0.10%) decline from our ManpowerGroup Solutions business, primarily a result of costs related to a contract termination.

The 2.0% decline in selling and administrative expenses for the nine months ended September 30, 2014 (-2.2% in constant currency and -3.1% in organic constant currency) was attributed to:

•
a decrease in restructuring costs with zero for the nine months ended September 30, 2014 and $62.9 million for the nine months ended September 30, 2013, comprised of $11.4 million in the Americas, $5.1 million in Southern Europe, $28.8 million in Northern Europe, $3.9 million in APME, $9.3 million at Right Management and $4.4 million in corporate expenses;

•	a property insurance recovery of $3.5 million recorded in corporate expenses;

•	a 6.7% decrease in lease and office-related costs because we have closed over 150 offices since the third quarter of 2013 as a result of office consolidations and delivery model changes; and

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

•	a 2.3% increase in organic salary-related costs primarily from an increase in our variable incentive-based costs due to improved operating results; and

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in Southern Europe, Northern Europe and APME.

Selling and administrative expenses as a percent of revenues decreased 80 basis points (-0.80%) for the nine months ended September 30, 2014. The change in selling and administrative expense as a percent of revenues consisted of:

•
a 40 basis point (-0.40%) favorable impact due to the decrease of non-personnel related costs: -20 basis points due to the decrease in our lease and office-related costs and -20 basis points due to the decrease in other non-personnel related costs as a result of the simplification and cost recalibration actions taken; and

•	a 40 basis point (-0.40%) favorable impact due to the decrease of restructuring costs noted above.

Interest and other expenses were $27.0 million for the nine months ended September 30, 2014 compared to $27.2 million for the nine months ended September 30, 2013. Net interest expense decreased $2.1 million for the nine months ended September 30, 2014 to $24.1 million from $26.2 million for the nine months ended September 30, 2013 due primarily to lower debt levels as we repaid our €200.0 million Notes in June 2013. Other expenses were $2.9 million for the nine months ended September 30, 2014 compared to $1.0 million for the nine months ended September 30, 2013 due to a gain on sale of investments by our minority-owned Swiss Franchise recorded in the third quarter of 2013.

We recorded an income tax expense at an effective rate of 37.9% for the nine months ended September 30, 2014, as compared to an effective rate of 41.2% for the nine months ended September 30, 2013. The 2014 rate was favorably impacted by a change in the overall mix of earnings, primarily an increase to non-U.S. income, and a deemed repatriation. The 37.9% effective tax rate for the nine months ended September 30, 2014, was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $3.82 for the nine months ended September 30, 2014 compared to $2.36 for the nine months ended September 30, 2013. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.03 per share for the nine months ended September 30, 2014.

Weighted average shares - diluted increased 2.7% to 81.3 million for the nine months ended September 30, 2014 from 79.2 million for the nine months ended September 30, 2013. This increase was due to shares issued as a result of exercises and vesting of share-based awards since the third quarter of 2013 and the dilutive effect of share-based awards because of the increase in our share price, partially offset by the impact of share repurchases completed in 2014.

Segment Operating Results

Americas

In the Americas, revenues from services increased 4.0% (6.5% in constant currency) in the third quarter of 2014 compared to 2013. In the United States, revenues from services increased 5.1% in the third quarter of 2014 compared to 2013. The revenue increase in the United States was attributable to growth in our larger national accounts and in the small/medium-sized business within our Manpower business, specifically the industrial and light industrial sectors, and strong growth in our MSP and RPO offerings within the ManpowerGroup Solutions business. These increases were partially offset by a decrease in revenue from our larger global accounts. In Other Americas, revenues from services increased 1.7% (9.5% in constant currency) in the third quarter of 2014 compared to 2013. We experienced constant currency revenue growth in Mexico, Canada, Argentina due to inflation, Colombia and Brazil of 0.5%, 4.0%, 20.2%, 48.8% and 10.6%, respectively.

In the Americas, revenues from services increased 1.1% (4.8% in constant currency) in the first nine months of 2014 compared to 2013. In the United States, revenues from services increased 3.6% in the first nine months of 2014 compared to 2013. The revenue increase in the United States was attributable to growth in our larger national accounts and in the small/medium-sized business within our Manpower business and solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business. These increases were partially offset by a decrease in revenue from our larger global accounts. In Other Americas, revenues from services declined 3.6% (6.9% increase in constant currency) in the first nine months of 2014 compared to 2013. We experienced constant currency revenue growth in Mexico, Canada, Argentina due to inflation, Colombia and Brazil of 0.1%, 3.1%, 16.6%, 34.3%, and 12.0%, respectively.

Gross profit margin was stable in the third quarter of 2014 compared to 2013 as a result of the favorable impact from improved Experis interim margins, resulting from strong price discipline in selectively accepting new business opportunities and aggressively managing the pay bill gap with our clients, and a 10.6% increase (12.5% in constant currency) in our permanent recruitment business. This was offset by business mix changes in our Manpower staffing revenue as growth came from some of our lower-margin business and pricing pressures within the small/medium-sized business in the United States.

Gross profit margin increased in the first nine months of 2014 compared to 2013 due to the favorable impact from improved Experis interim margins, resulting from strong price discipline in selectively accepting new business opportunities and aggressively managing the pay bill gap with our clients. This was partially offset by business mix changes in our Manpower staffing revenue as growth came from some of our lower-margin business and pricing pressures within the small/medium-sized business in the United States.

In the third quarter of 2014, selling and administrative expenses decreased 1.3% (increase of 0.9% in constant currency). We experienced declines in non-personnel related costs as a result of the simplification and cost recalibration actions taken in 2013 and $1.1 million of restructuring costs incurred in the third quarter of 2013 that we did not incur in the third quarter of 2014 that was offset by an increase in salary-related costs.

In the first nine months of 2014, selling and administrative expenses decreased 2.7% (flat in constant currency).  We experienced declines in non-personnel related costs as a result of the simplification and cost recalibration actions taken in 2013 and $11.4 million of restructuring costs incurred in the first nine months of 2013 that we did not incur in the first nine months of 2014, that was offset by $9.0 million of legal costs recorded in the first nine months of 2014 and an increase in salary-related costs.

Operating Unit Profit (“OUP”) margin in the Americas was 4.8% and 4.0% for the third quarter of 2014 and 2013, respectively. In the United States, OUP margin was 5.2% in the third quarter of 2014 compared to 4.5% in 2013. The margin increase in the third quarter of 2014 in the United States was due to a higher gross profit margin and better operational leverage, as we were able to support an increase in revenues without a similar increase in expenses. Other Americas OUP margin was 3.8% in the third quarter of 2014 compared to 3.0% in the third quarter of 2013. The increase in the Other Americas OUP margin was due to declines in restructuring costs and non-personnel related costs as a result of the simplification and cost recalibration actions taken in 2013, which were partially offset by the decline in the gross profit margin.

OUP margin in the Americas was 3.7% and 3.1% for the first nine months of 2014 and 2013, respectively. In the United States, OUP margin was 3.7% in the first nine months of 2014 compared to 3.3% in 2013. The margin increase in the first nine months of 2014 in the United States was due to the decrease in restructuring costs and better operational leverage, as we were able to support an increase in revenues without a similar increase in expenses, partially offset by the legal costs noted above. Other Americas OUP margin was 3.7% in the first nine months of 2014 compared to 2.8% in the first nine months of 2013. The increase in the Other Americas OUP margin was due to declines in restructuring costs and in salary-related and lease costs as a result of the simplification and cost recalibration actions taken in 2013, partially offset by a decline in the gross profit margin.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 4.7% (4.5% in constant currency and organic constant currency) in the third quarter of 2014 compared to 2013. In the third quarter of 2014, revenues from services increased 2.2% in constant currency in France (which represents 72% of Southern Europe’s revenues) and increased 8.6% in organic constant currency in Italy (which represents 15% of Southern Europe’s revenues). The increase in France was consistent with the first and second quarters of the year, however, we did see some softening begin to occur in September, which continued into the early part of the fourth quarter. The increase in Italy was mostly due to the improvement in demand for our Manpower staffing services as clients opted for more flexible labor solutions given the current economic conditions and a 25.9% constant currency increase in the permanent recruitment business. In Other Southern Europe, revenues from services increased 14.1% (13.8% in constant currency) during the third quarter of 2014 compared to 2013 driven by the 24.8% revenue increase in constant currency in Spain due to improving economic conditions.

Revenues from services increased 7.2% (4.2% in constant currency and 3.9% in organic constant currency) in the first nine months of 2014 compared to 2013. In the first nine months of 2014, revenues from services increased 2.1% in constant currency in France and increased 6.0% in organic constant currency in Italy. The increase in France was due primarily to the stabilization of the French economic market during the first half of 2014. The increase in Italy was mostly due to the improvement in demand for our Manpower staffing services as clients opted for more flexible labor solutions given the current economic conditions and a 28.6% constant currency increase in the permanent recruitment business, partially offset by two fewer billing days in the first nine months of 2014 compared to 2013. In Other Southern Europe, revenues from services increased 17.4% (14.4% in constant currency and 12.4% in organic constant currency) during the first nine months of 2014 compared to 2013 driven by the revenue increase in Spain due to improving economic conditions and clients acquired from a local competitor in July 2013.

Gross profit margin increased in both the third quarter and first nine months of 2014 compared to 2013 due to strong price discipline, enhanced CICE payroll tax credits in France and an increase in our permanent recruitment business, partially offset by the continued pricing pressures in some markets.

Selling and administrative expenses decreased 0.9% (-1.0% in constant currency and organic constant currency) during the third quarter of 2014 compared to 2013 primarily related to $0.6 million of restructuring costs incurred in the third quarter of 2013 that we did not incur in the third quarter of 2014 and a decrease in non-personnel related costs due to the simplification and cost recalibration actions taken in 2013, partially offset by an increase in organic salary-related costs.

Selling and administrative expenses increased 1.5% (-1.4% decrease in constant currency and -1.5% in organic constant currency) during the first nine months of 2014 compared to 2013. We experienced an increase in organic salary-related costs that was offset by $5.1 million of restructuring costs incurred in the first nine months of 2013 that we did not incur in the first nine months of 2014 and a decrease in non-personnel related costs due to the simplification and cost recalibration actions taken in 2013.

OUP margin in Southern Europe was 5.2% for the third quarter of 2014 compared to 3.8% for 2013. In France, the OUP margin was 5.8% for the third quarter of 2014 compared to 4.1% for 2013, due to the improvement in our gross profit margin and improved operational leverage as we were able to support the higher revenue level with lower expenses. In Italy, the OUP margin was 5.0% for the third quarter of 2014 compared to 4.0% for 2013, as we were able to effectively manage selling and administrative expenses while revenues increased, partially offset by the decrease in our gross profit margin. Other Southern Europe’s OUP margin increased to 2.3% for the third quarter of 2014 from 1.8% in 2013 as we were able to support an increase in revenues without a similar increase in expenses.

OUP margin in Southern Europe was 4.7% for the first nine months of 2014 compared to 3.3% for 2013. In France, the OUP margin was 5.1% for the first nine months of 2014 compared to 3.3% for 2013, due to the improvement in our gross profit margin and improved operational leverage as we were able to support the higher revenue level with lower expenses. In Italy, the OUP margin was 5.2% for the first nine months of 2014 compared to 4.6% for 2013, as we were able to effectively manage selling and administrative expenses while revenues increased, partially offset by the decrease in our gross profit margin and the impact of two fewer billing days. Other Southern Europe’s OUP margin increased to 2.2% for the first nine months of 2014 from 1.2% in 2013 as we were able to support an increase in revenues without a similar increase in expenses, partially offset by the decrease of the gross profit margin.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany and the Netherlands (representing 36%, 20%, 12%, and 10%, respectively, of Northern Europe’s revenues), revenues from services increased 7.4% (6.2% in constant currency and 5.0% in organic constant currency) in the third quarter of 2014 as compared to 2013. We experienced constant currency revenue growth in the United Kingdom and the Netherlands of 16.5% and 9.2%, respectively. The increase in revenues from services was primarily attributable to the increase in our staffing/interim business, as a result of the improving economic conditions in a majority of our larger Northern European markets, and a 30.7% constant currency increase (12.9% in organic constant currency) in our permanent recruitment business, mostly due to growth in the United Kingdom.

Revenues from services increased 7.8% (5.2% in constant currency and 4.0% in organic constant currency) in the first nine months of 2014 as compared to 2013. We experienced constant currency revenue growth in the United Kingdom and the Netherlands of 13.0% and 7.6%, respectively. The increase in revenues from services was primarily attributable to the increase in our staffing/interim business, as a result of the improving economic conditions in a majority of our larger Northern European markets, and a 17.8% constant currency increase in our permanent recruitment business mostly due to growth in the United Kingdom.

Gross profit margin decreased in the third quarter of 2014 compared to 2013 due to the decline in our staffing/interim margins, as a result of business mix changes in our staffing/interim revenue as higher growth came from our lower-margin markets, and general pricing pressures in several markets, partially offset by an increase in our permanent recruitment business.

Gross profit margin decreased in the first nine months of 2014 compared to 2013 due to the decline in our staffing/interim margins as a result of business mix changes in our staffing/interim revenue as higher growth came from our lower-margin markets, general pricing pressures in several markets and client contract termination costs recorded in the first quarter, partially offset by an increase in our permanent recruitment business.

Selling and administrative expenses increased 3.9% (3.6% in constant currency and 0.6% in organic constant currency) in the third quarter of 2014 compared to 2013. The increase in selling and administrative expenses was due primarily to the increase in organic salary-related costs because of recruiters added to support the increase in revenue, an increase in our variable incentive-based costs due to improved operating results and additional recurring selling and administrative costs incurred as a result of acquisitions, partially offset by the $2.4 million of restructuring costs incurred the third quarter of 2013 that we did not incur in the third quarter of 2014.

Selling and administrative expenses decreased 0.9% (-2.9% in constant currency and -5.3% in organic constant currency) in the first nine months of 2014 compared to 2013. The decrease in selling and administrative expenses was due primarily to the $28.8 million of restructuring costs incurred in the first nine months of 2013 that we did not incur in the first nine months of 2014 and a decrease in lease costs as a result of the simplification and cost recalibration actions taken, partially offset by the additional recurring selling and administrative costs incurred as a result of acquisitions and an increase in organic salary-related costs because of an increase in our variable incentive-based costs due to improved operating results.

OUP margin for Northern Europe was 3.8% and 3.5% for the third quarter of 2014 and 2013, respectively. OUP margin was 3.2% and 2.2% for the first nine months of 2014 and 2013, respectively. The increases in OUP margin was the result of better operational leverage, as we were able to support the higher revenue levels with lower expenses.

APME

In APME, revenues from services decreased 1.5% (-0.7% in constant currency and -1.3% in organic constant currency) in the third quarter of 2014 compared to 2013. In Japan (which represents 36% of APME’s revenues), revenues from services decreased 6.2% (-1.4% in constant currency) as we were challenged to recruit candidates in a tight labor market even though we experienced gradual improvement in demand for our staffing/interim services and due to a decrease in our ManpowerGroup Solutions business. In Australia (which represents 23% of APME’s revenues), revenues from services increased 0.3% (-0.7% decrease in constant currency and -1.8% in organic constant currency) for the third quarter of 2014 compared to 2013 due to a 19.9% increase in constant currency in the permanent recruitment business, offset by decreased demand for our staffing/interim services. The remaining revenue decrease in APME is due to the staffing/interim revenue decline in China as a result of legislative changes that restricted the use of temporary employment and a general softening of demand in the market.

Revenues from services decreased 5.2% (-1.2% in constant currency and -1.7% in organic constant currency) in the first nine months of 2014 compared to 2013. In Japan, revenues from services decreased 8.6% (-2.6% in constant currency) as we were challenged to recruit candidates in a tight labor market even though we experienced gradual improvement in demand for our staffing/interim services, partially offset by the increase of 7.3% in constant currency in the permanent recruitment business. In Australia, revenues from services were down 6.9% (-0.5% in constant currency and -1.8% in organic constant currency) in the first nine months of 2014 compared to 2013 due to the decreased demand for our staffing/interim services, partially offset by a 12.1% increase in constant currency in the permanent recruitment business. The remaining revenue decrease in APME is due to the staffing/interim revenue decline in China as a result of legislative changes that restricted the use of temporary employment and a general softening of demand in the market.

Gross profit margin increased in the third quarter of 2014 compared to 2013 due to an 8.0% increase in constant currency in our permanent recruitment business and a slight increase in our staffing/interim gross profit margin due to business mix changes.

Gross profit margin increased in the first nine months of 2014 compared to 2013 due to an increase of 6.4% in constant currency in our permanent recruitment business.

Selling and administrative expenses decreased 2.1% (-1.2% in constant currency and -2.9% in organic constant currency) in the third quarter of 2014 compared to 2013 due to a decrease in non-personnel related costs as a result of the simplification and cost recalibration actions taken in 2013 and $1.1 million of restructuring costs incurred in the third quarter of 2013 that we did not incur in the third quarter of 2014.

Selling and administrative expenses decreased 7.7% (-3.5% in constant currency and -4.7% in organic constant currency) in the first nine months of 2014 compared to 2013 related to reduced organic compensation-related expenses due to lower headcount, a decrease in non-personnel related costs as a result of the simplification and cost recalibration actions taken in 2013 and $3.9 million of restructuring costs incurred in the first nine months of 2013 that we did not incur in the first nine months of 2014.

OUP margin for APME was 3.7% in the third quarter of 2014 compared to 3.2% in 2013. OUP margin increased for the third quarter of 2014 compared to 2013 due to the increase in our gross profit margin as well as the decrease in non-personnel related expenses and restructuring costs.

OUP margin for APME was 3.6% in the first nine months of 2014 compared to 2.9% in 2013. OUP margin increased in the first nine months of 2014 compared to 2013 due to the increase in our gross profit margin as well as the decrease in salary-related expenses, non-personnel related costs, and restructuring costs.

Right Management

Revenues from services decreased 7.2% (-8.0% in constant currency) in the third quarter of 2014 compared to 2013 primarily due to the 7.4% decrease (-8.4% in constant currency) in our outplacement services as we experienced softer demand in many of our markets due to the counter-cyclical nature of this business. Our talent management business decreased 1.4% (-2.1% in constant currency) in the third quarter of 2014 compared to 2013.

Revenues from services decreased 4.3% (-4.9% in constant currency) in the first nine months of 2014 compared to 2013 due to the 4.8% decrease (-5.4% in constant currency) in our outplacement services as we experienced softer demand in many of our markets due to the counter-cyclical nature of this business. Our talent management business experienced a slight increase of 1.1% (0.3% in constant currency) in the first nine months of 2014 compared to 2013.

Gross profit margin decreased in both the third quarter and first nine months of 2014 compared to 2013 due to margin deterioration in the outplacement business and the change in business mix as the lower-margin talent management business represented a greater percentage of the revenue mix, partially offset by the increase in the talent management business gross profit margin.

Selling and administrative expenses decreased 14.0% (-14.6% in constant currency) in the third quarter of 2014 compared to 2013 due to the cost savings from more efficient delivery solutions and the simplification and cost recalibration plan favorably impacting expense levels, as well as the $2.9 million of restructuring costs incurred in the third quarter of 2013 that we did not incur in the third quarter of 2014.

Selling and administrative expenses decreased 16.0% (-16.5% in constant currency) in the first nine months of 2014 compared to 2013 due to the cost savings from more efficient delivery solutions and the simplification and cost recalibration plan favorably impacting expense levels, as well as the $9.3 million of restructuring costs incurred in the first nine months of 2013 that we did not incur in the first nine months of 2014.

OUP margin for Right Management was 8.7% in the third quarter of 2014 compared to 5.8% in 2013. OUP margin was 12.1% in the first nine months of 2014 compared to 5.9% in 2013. The OUP margin for both the third quarter and first nine months of 2014 improved due to the decrease in selling and administrative expenses as a result of the cost savings from more efficient delivery solutions and the simplification and cost recalibration plan and the decrease in restructuring costs, partially offset by the decline in the gross profit margin.

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

Reconciliation of these Non-GAAP percentage variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended September 30, 2014 Compared to 2013
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$800.5	5.1%	-%	5.1%	-%	5.1%
Other Americas	388.5	1.7	(7.8)	9.5	-	9.5
	1,189.0	4.0	(2.5)	6.5	-	6.5

Southern Europe:
France	1,454.3	2.4	0.2	2.2	-	2.2
Italy	294.1	9.0	-	9.0	0.4	8.6
Other Southern Europe	259.9	14.1	0.3	13.8	-	13.8
	2,008.3	4.7	0.2	4.5	-	4.5

Northern Europe	1,554.6	7.4	1.2	6.2	1.2	5.0
APME	592.5	(1.5)	(0.8)	(0.7)	0.6	(1.3)
Right Management	71.6	(7.2)	0.8	(8.0)	-	(8.0)
Consolidated	$5,416.0	4.4	(0.2)	4.6	0.4	4.2

Gross Profit	$905.6	6.1	(0.4)	6.5	1.2	5.3
Selling and Administrative Expense	$693.3	0.3	(0.5)	0.8	1.1	(0.3)
Operating Profit	$212.3	30.7	0.1	30.6	1.6	29.0

(a)  In millions for the three months ended September 30, 2014.

	9 Months Ended September 30, 2014 Compared to 2013
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$2,296.9	3.6%	-%	3.6%	-%	3.6%
Other Americas	1,114.3	(3.6)	(10.5)	6.9	-	6.9
	3,411.2	1.1	(3.7)	4.8	-	4.8

Southern Europe:
France	4,083.7	5.1	3.0	2.1	-	2.1
Italy	882.7	9.5	3.1	6.4	0.4	6.0
Other Southern Europe	732.9	17.4	3.0	14.4	2.0	12.4
	5,699.3	7.2	3.0	4.2	0.3	3.9

Northern Europe	4,546.3	7.8	2.6	5.2	1.2	4.0
APME	1,760.2	(5.2)	(4.0)	(1.2)	0.5	(1.7)
Right Management	224.7	(4.3)	0.6	(4.9)	-	(4.9)
Consolidated	$15,641.7	4.3	0.5	3.8	0.5	3.3

Gross Profit	$2,619.4	5.6	0.3	5.3	1.2	4.1
Selling and Administrative Expenses	$2,092.8	(2.0)	0.2	(2.2)	0.9	(3.1)
Operating Profit	$526.6	52.7	1.0	51.7	2.5	49.2

(a)  In millions for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2014, we had $422.9 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred tax related to those foreign earnings not considered to be permanently invested. As of September 30, 2014, we have identified approximately $408.3 million of non-United States earnings that are not permanently invested. We may repatriate additional earnings in the future as cash needs arise.

Cash provided by operating activities was $104.9 million during the first nine months of 2014 compared to $111.7 million during the first nine months of 2013. This decrease is primarily attributable to increased working capital needs as a result of the growth in the business. Changes in operating assets and liabilities utilized $322.6 million of cash during the first nine months of 2014 compared to $183.3 million utilized during the first nine months of 2013. This additional usage is mainly due to an increase in account receivables and the larger CICE receivable, partly offset by an increase in accounts payable due to the timing of payments.

Accounts receivable increased to $4,381.4 million as of September 30, 2014 from $4,277.9 million as of December 31, 2013. This increase is mostly due to the seasonal increase in revenue and a higher DSO (Days Sales Outstanding), which is up 1.5 days over last year due primarily to the timing of month-end collections. At constant exchange rates, the September 30, 2014 balance would have been approximately $247.9 million higher than reported.

Capital expenditures were $32.8 million in the first nine months of 2014 compared to $33.6 million in the first nine months of 2013. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $25.1 million and $18.2 million for the first nine months of 2014 and 2013, respectively.

Cash provided by net debt borrowings was $8.6 million in the first nine months of 2014 compared to net debt payments of $266.2 million in the first nine months of 2013. During 2013, we repaid our €200.0 Notes with cash.

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

As of September 30, 2014, we had letters of credit totaling $1.0 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.0 million were available to us under the facility as of September 30, 2014.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 0.29 to 1 and a fixed charge coverage ratio of 4.06 to 1 as of September 30, 2014. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2014, such credit lines totaled $348.5 million, of which $306.5 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to this limitation on subsidiary borrowings in our revolving credit agreement, additional borrowings of $558.0 million could have been made under these lines as of September 30, 2014.

We currently have authorization from our board of directors to repurchase 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. We repurchased 0.9 million shares at a cost of $72.6 million during the first nine months of 2014. No repurchases were made during the first nine months of 2013. As of September 30, 2014, there were 7.1 million shares remaining authorized for repurchase under this authorization.

On April 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.49 per share, which was paid on June 16, 2014 to shareholders of record on June 2, 2014.

On October 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.49 per share, which is payable on December 15, 2014 to shareholders of record on December 1, 2014.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,493.6 million as of September 30, 2014 compared to $1,573.6 million as of December 31, 2013.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $181.9 million and $156.5 million as of September 30, 2014 and December 31, 2013, respectively, consisting of $137.4 million and $118.2 million for guarantees, respectively, and $44.5 million and $38.3 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.5 million and $1.3 million in the first nine months of 2014 and 2013, respectively.

We recorded net restructuring costs of $62.9 million in the nine months ended September 30, 2013 in selling and administrative expenses, related to severances and office closures and had a reserve of $48.4 million remaining for such costs as of December 31, 2013. During the nine months ended September 30, 2014, we made payments of $30.8 million out of our restructuring reserve. We expect a majority of the remaining $17.6 million reserve will be paid by the end of 2015. Changes in the restructuring costs by reportable segment and Corporate are shown in Note 5 to the Consolidated Financial Statements.

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2014 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2014 included: expected future revenue growth rates, operating unit profit margins, and working capital levels; discount rates ranging from 11.7% to 17.8%; and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

The table below provides a sample of our reporting units’ estimated fair values and carrying values, which were determined as part of our annual goodwill impairment test performed in the third quarter ended September 30, 2014. The reporting units included below represent approximately 76% of our consolidated goodwill balance as of September 30, 2014.

(in millions)	France	United States	United Kingdom	Right Management	Netherlands
Estimated fair values	$1,389.6	$1,287.6	$506.3	$294.4	$193.9
Carrying values	661.8	940.8	297.9	129.0	130.9

Employment-Related Items

For the nine months ended September 30, 2014, we accrued legal costs of $9.0 million in the United States related to a settlement agreement in connection with a lawsuit in California involving allegations regarding our wage statements. The settlement agreement is still subject to final court approval which is expected later this year. We believe that the settlement is in our best interest to avoid the costs and disruption of ongoing litigation.

In France, during the second quarter of 2013, we experienced a significant increase in claims against us, requesting refunds for various payroll tax subsidies that we have received dating back to 2003 related to our French temporary associates. In March 2014, the French Supreme Court ruled in our favor on this matter, confirming that, as a matter of law, the benefit of the payroll tax subsidies belongs to the direct employer of the temporary associates. We do not expect to incur any losses as all of these claims have now been withdrawn as a result of this ruling.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In December 2012, the Board of Directors authorized the repurchase of 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of September 30, 2014, there were 7.1 million shares remaining authorized for repurchase under this authorization. The following table shows the total amount of shares repurchased during the third quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1- 31, 2014	-		$-	-	7,777,305
August 1 - 31, 2014	650,000		77.95	650,000	7,127,305
September 1 - 30, 2014	70,291	(1)	74.74	70,194	7,057,111

(1)	97 shares of restricted stock delivered by a director to ManpowerGroup, upon vesting, to satisfy tax withholding requirements.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: October 31, 2014

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.