Form 10-K
period 2014-12-31
ManpowerGroup Inc.
filed 2015-02-20
CIK 871763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2014

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No    □
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes □    No  ☒
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  □
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  □
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    □
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer  ☒  Accelerated filer  □  Non-accelerated filer  □  Smaller reporting company  □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  □    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant was $6,765,347,002 as of June 30, 2014. As of February 17, 2015, there were 78,303,644 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2014. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015.

PART I

The terms “we,” “our,” “us,” or “the Company” refer to ManpowerGroup Inc. and its consolidated subsidiaries.

Item 1.       Business

Introduction and History

    ManpowerGroup Inc. is a world leader in innovative workforce solutions and services. Our global network of 3,000 offices in 80 countries and territories allows us to meet the needs of our global, multinational and local clients across all major industry segments. We develop solutions that drive organizations forward, accelerate individual success and help build more sustainable communities. We power the world of work.

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

    This comprehensive and diverse business mix helps us to partially mitigate the cyclical effects of the national economies in which we operate. Our family of brands and offerings includes:

• Manpower – We are a global leader in contingent staffing and permanent recruitment. We provide businesses with rapid access to a highly qualified and productive pool of candidates to give them the flexibility and agility they need to respond to changing business needs.

• Experis – We are a global leader in professional resourcing and project-based solutions. With operations in over 55 countries and territories, we delivered 51 million hours of professional talent in 2014 specializing in Information Technology (IT), Engineering, Finance and Accounting, and Healthcare.

• Right Management – We are a global leader in career and talent development. Through our innovative and proprietary process, we leverage our expertise in employee assessment, leader development, career management and workforce transition and outplacement to increase productivity and optimize business performance.

• ManpowerGroup Solutions – ManpowerGroup Solutions is a leader in outcome-based, talent-driven solutions. Our offerings include best-in-class Talent Based Outsourcing (TBO), TAPFIN - Managed Service Provider (MSP) and Recruitment Process Outsourcing (RPO).

    Our leadership position allows us to be a center for quality employment opportunities for people at all points in their career paths. In 2014, the 3.4 million people whom we connected to opportunities and purpose worked to help our more than 400,000 clients meet their business objectives. Seasoned professionals, skilled laborers, temporary to permanent, parents returning to work, seniors wanting to supplement pensions, previously unemployed youth and disabled individuals all turn to the ManpowerGroup companies for employment possibilities. Similarly, governments in the nations in which we operate look to us to help provide employment opportunities and training to assist the unemployed in gaining the skills they need to enter the workforce. We provide a bridge to experience and employment, and help to build more sustainable communities.

    We, and our predecessors, have been in business since 1948, with shares listed on the New York Stock Exchange since 1967.

    Our Internet address is www.manpowergroup.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our Internet website:

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

Documents available on the website are also available in print for any shareholder who requests them. Requests may be made by writing to Richard Buchband, Secretary, ManpowerGroup, 100 Manpower Place, Milwaukee, Wisconsin 53212. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

    Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative and industrial positions. All of these services are provided under our Manpower and Experis brands. We have provided services under our core Manpower brand for over 65 years with a primary focus on the areas of office, call center and industrial services and solutions. We are continuing the global expansion and acceleration of our Experis brand, particularly in the areas of IT, Engineering, Finance and Accounting, and Healthcare, providing high-impact solutions, and accelerating organizations’ growth by attracting, assessing and placing specialized expertise to deliver in-demand talent for mission-critical positions. Our experience and expertise allow us to accurately assess candidates’ workplace potential and technical skills to match them to the needs of our clients. We plan to continue to build our brand and attract the talent our clients need as skills shortages arise.

ManpowerGroup Solutions specializes in the delivery of customized workforce strategies and outcome-based solutions. Through our RPO offering, we manage customized, large-scale recruiting and workforce productivity initiatives for clients through an exclusive outsourcing contract. We can manage a single element or all of a client's permanent recruiting and hiring processes, from job profiling to on-boarding, globally or in a single location. MSP services include overall program management, reporting and tracking, supplier selection and management and order distribution. The MSP and RPO offerings both provide specialty expertise in contingent workforce management and broader administrative functions. TBO services include management of financial and administrative processes, including call center and customer service activities and accounting and payroll.

Americas

    We provide services as Manpower, Experis and ManpowerGroup Solutions through both branch and franchise offices. The total Americas segment had 678 branch and 180 franchise offices. In the United States, where we realized 67% of the Americas’ revenue, we had 453 branch and 164 franchise offices as of December 31, 2014, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Other Americas, the largest operations of which include Mexico and Argentina, we had 197 branch offices and 12 franchise offices. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise. In the United States, we provide client invoicing and payroll processing of our contingent workers for all branch offices and some of our franchise offices through administrative centers managed by our Milwaukee headquarters.

Our franchise agreements provide the franchisee with the right to use the Manpower® service mark in a specifically defined exclusive territory. In the United States, franchise fees generally range from 2% to 3% of franchise sales. Our franchise agreements provide that in the event of a proposed sale of a franchise to a third party, we have the right to acquire the franchise at the same price and on the same terms as proposed by the third party. We have exercised this right in the past and may do so in the future if opportunities arise with appropriate prices and terms.

Our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection and training. During 2014 in this segment, approximately 36% of temporary and contract recruitment revenues were derived from placing industrial staff, 29% from placing office staff, and 35% from placing professional and technical staff. For our United States operations in 2014, approximately 43% of the temporary and contract recruitment revenues were derived from placing industrial staff, 16% from placing office staff, and 41% from placing professional and technical staff.

Our ManpowerGroup Solutions operations provide a variety of outcome-based solutions including TBO, MSP and RPO. We also conduct business in the Americas under our Right Management brand as discussed further at the end of this section.

Southern Europe

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe. The Southern Europe segment had 1,111 branch offices as of December 31, 2014. Our largest operations in this segment are in France (71% of the segment revenue) and Italy (16% of the segment revenue).

We conduct our operations in France and the surrounding region as a leading workforce solutions and service provider through 610 branch offices under the name of Manpower, Experis or ManpowerGroup Solutions, and 115 branch offices under the name Supplay. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominately focused on recruitment for industrial positions. In 2014, we derived approximately 82% of our temporary recruitment revenues in France from the supply of industrial and construction workers, 16% from the supply of office staff, and 2% from the supply of professional and technical staff.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2014, ManpowerGroup Italy conducted operations through a network of 233 branch offices. It provides a comprehensive suite of workforce solutions and services offered through Manpower, Experis or ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2014, approximately 68% of our temporary and contract recruitment revenues in Italy were derived from placing industrial staff, 9% from placing office staff, including contact center staff, and 23% from placing professional and technical staff.

For our Southern Europe operations in total during 2014, approximately 75% of temporary and contract recruitment revenues were derived from placing industrial staff, 15% from placing office staff, and 10% from placing professional and technical staff.

We also conduct business in Southern Europe under our Right Management brand as discussed below.

Northern Europe

Our largest operations in Northern Europe are in the United Kingdom, the Nordics, Germany and the Netherlands, providing a comprehensive suite of workforce solutions and services through Manpower, Experis and ManpowerGroup Solutions. Collectively, we operate through 572 branch offices and 49 franchise offices in this region. The franchise offices are in Switzerland, where we own 49% of the franchise.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2014, we conducted operations in the United Kingdom as Manpower, Experis and ManpowerGroup Solutions through a network of 84 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2014, approximately 35% of our United Kingdom operation’s temporary recruitment revenues were derived from the supply of industrial staff, 19% from the supply of office staff, and 46% from the supply of professional and technical staff.

We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 87 branch offices, separate from our other brands in the United Kingdom. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

For our Northern Europe operations in total during 2014, approximately 38% of temporary and contract recruitment revenues were derived from placing industrial staff, 27% from placing office staff, and 35% from placing professional and technical staff.

We also conduct business in Northern Europe under our Right Management brand as discussed below.

APME

We operate through 185 branch offices in the Asia Pacific Middle East (APME) region. The largest of these operations are located in Australia, China, India and Japan, all of which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2014, approximately 15% of our APME temporary and contract recruitment revenues were derived from placing industrial staff, 49% from placing office staff, and 36% from placing professional and technical staff.

We also conduct business in APME under our Right Management brand as discussed below.

Right Management

    Right Management is a global leader in talent and career management workforce solutions. We design and deliver solutions to align talent strategy with business strategy. Our expertise spans Talent Assessment, Leader Development, Organizational Effectiveness, Employee Engagement, and Workforce Transition and Outplacement. With 139 offices in more than 50 countries and territories, We partner with companies of all sizes – including more than 80% of the Fortune 500 – to help grow and engage their talent, increase productivity and optimize business performance.

Competition

We compete in the employment services industry by offering a broad range of services, including permanent, temporary and contract recruitment, project-based workforce solutions, assessment and selection, training, career and talent management, managed service solutions, outsourcing, consulting and professional services.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of United States dollars in annual revenues. In most areas, no single company has a dominant share of the employment services market. In addition to us, the largest publicly owned companies specializing in recruitment services are Adecco, S.A. (Switzerland) and Randstad Holding N.V. (Netherlands). We also compete against a variety of regional or specialized companies such as Kelly Services, Inc., Robert Half Inc., Kforce Inc., PageGroup, Korn/Ferry International and Alexander Mann. It is a highly competitive industry, reflecting several trends in the global marketplace such as the notably increasing demand for skilled people, employers’ desire for more flexible working models and consolidation among clients and in the employment services industry itself. We manage these trends by leveraging established strengths, including one of the employment services industry’s most recognized and respected brands; geographic diversification; size and service scope; an innovative product mix; recruiting and assessment expertise; and a strong client base. While staffing is an important aspect of our business, our strategy is focused on providing both the skilled employees our clients need and high-value workforce management, outsourcing and consulting solutions.

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our presence in each market, and large national/multinational client relationships, which comprised approximately 57% of our revenues in 2014. These large national and multinational clients will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to the local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed. Client relationships with small- and medium-size businesses tend to rely less upon longer-term contracts, and the competitors for this business are primarily locally-owned businesses.

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

Also see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Regulations.”

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries. We believe that many of these marks and trade names, including ManpowerGroup® , ManpowerGroup® Solutions, Manpower®, Experis®, Right Management®, Brook Street®, FuturSkill®, EconometrixTM, and CC ExpertMatch® have significant value and are materially important to our business. In addition, we maintain other intangible property rights. The trademarks have been assigned an indefinite life based on our expectation of renewing the trademarks, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future.

Employees

We had approximately 26,000 full-time equivalent employees as of December 31, 2014. In addition, we estimate that we recruit on behalf of our clients approximately 3.4 million permanent, temporary and contract workers on a worldwide basis each year.

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

Financial Information about Foreign and Domestic Operations

Note 14 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2014, 2013 and 2012. Such note is found in our 2014 Annual Report to Shareholders and is incorporated herein by reference.

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

•	volatile or uncertain economic conditions;

•	any economic recovery may be short-lived and uneven, and may not result in increased demand for our services;

•	inability to respond to the needs of our clients;

•	competition in the worldwide employment services industry;

•	inability to effectively implement our business strategy or achieve our objectives;

•	a loss or reduction in revenues from one or more large clients;

•	challenges meeting contractual obligations if we or third parties fail to deliver on performance commitments;

•	failure to keep pace with technological change and marketplace demand in the development and implementation of our services and solutions;

•	failure to implement strategic technology investments;

•	loss of key personnel;

•	competition in labor markets that limits our ability to attract, train and retain the personnel necessary to meet our clients’ staffing needs;

•	improper disclosure or loss of sensitive or confidential company, employee, associate or client data, including personal data;

•	political unrest, natural disasters, health crises, infrastructure disruptions, and other risks beyond our control;

•	failure to comply with the legal regulations in places we do business;

•	regulatory prohibition or restriction of employment services or the imposition of additional licensing or tax requirements;

•	failure to comply with anti-corruption and bribery laws;

•	employment-related legal claims from clients or third parties;

•	liability resulting from competition law;

•	our ability to preserve our reputation in the marketplace;

•	changes in client attitudes toward the use of our services;

•	inability to maintain effective internal controls;

•	foreign currency fluctuations;

•	adverse effects on our operating flexibility resulting from our debt levels;

•	our failure to comply with restrictive covenants under our revolving credit facilities and other debt instruments;

•	inability to obtain credit on terms acceptable to us or at all;

•	the performance of our subsidiaries and their ability to distribute cash to our parent company may vary;

•	our inability to secure guarantees or letters of credit on acceptable terms;

•	changes in tax legislation;

•	provisions under Wisconsin law and our articles of incorporation and bylaws could make the takeover of our company more difficult;

•	costs or disruptions resulting from acquisitions we complete;

•	disruption and increased costs from outsourcing various aspects of our business;

•	limited ability to protect our thought leadership and other intellectual property;

•	the risk factors disclosed below; and

•	other factors that may be disclosed from time to time in our SEC filings or otherwise.

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

            Our business is affected by global macroeconomic conditions, which have recently included considerable uncertainty and volatility. In particular, economic conditions have been unstable and difficult to predict globally, particularly within Europe, which represented approximately 65% of our revenues in 2014, and which has experienced a prolonged period of recession. Even without uncertainty and volatility, it is difficult for us to forecast future demand for our services due to the inherent difficulty in forecasting the direction and strength of economic cycles, and the short-term nature of many of our staffing assignments. This situation can be exacerbated by uncertain and volatile economic conditions, which may cause clients to reduce or defer projects for which they utilize our services, thereby negatively affecting demand for them. When it is difficult for us to accurately forecast future demand, we may not be able to determine the optimal level of personnel and office investments necessary to profitably operate our business or take advantage of growth opportunities.

    Furthermore, our profitability is sensitive to decreases in demand. When demand drops or remains low, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not decline as quickly as revenues. In periods of decline, we may not be able to reduce selling and administrative expenses without negatively impacting the long-term potential of our branch network and brands. Additionally, during periods of decline or uncertainty, companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our clients become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may suffer.

There is a risk that any economic recovery may be short-lived and uneven, and may not result in increased demand for our services.

    During periods of economic contraction or weak economic growth, the demand for our staffing services typically declines, and these declines may be prolonged even if other economic indicators turn positive. Our business declined during the global economic downturn, as clients required fewer of our workforce solutions and services, and there is a risk that even if overall global economic conditions improve, we will continue to experience declines in all, or in portions, of our business. Recoveries are difficult to predict, and may be short-lived, slow or uneven, with some regions, or countries within a region, continuing to experience declines or weakness in economic activity while others improve. Differing economic conditions and patterns of economic growth or contraction in the geographical regions in which we operate may affect demand for our solutions and services. Even if global economic conditions improve, it may not result in uniform, or any, increases in demand for our solutions and services within the markets where our business is concentrated.

    We may lack the speed and agility to respond to the needs of our clients.

There is a risk we may not be able to respond with sufficient speed and agility to the needs of our clients, which may change rapidly as their businesses evolve. The size and breadth of our organization, comprising approximately 26,000 employees based out of 3,000 offices in 80 countries and territories, may make it difficult for us to effectively manage our resources and provide coordinated solutions to our clients who require our services in multiple locations. For example, client demands for uniform service across borders may be difficult to satisfy because of variation in local laws and customs. We see a trend in more multi-country and enterprise-level relationships and we may have difficulty in profitably managing and delivering projects involving multiple countries. Also, our size and organizational structure may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If we are not effective at meeting the needs of our current and prospective clients, or our competitors are more agile or effective at doing so, our business and financial results could be materially adversely affected.

    The worldwide employment services industry is highly competitive with limited barriers to entry, which could limit our ability to maintain or increase our market share or profitability.

The worldwide employment services industry is highly competitive with limited barriers to entry, and in recent years has undergone significant consolidation. We compete in markets throughout the world with full-service and specialized employment services agencies. Several of our global competitors, including Adecco S.A. and Randstad Holding N.V., have very substantial marketing and financial resources, and may be better positioned in certain markets. Portions of our industry may become increasingly commoditized, with the result that competition in key areas could become more focused on pricing. We expect that we will continue to experience pressure on price from competitors and clients. There is a risk that we will not compete effectively, including on price, which could limit our ability to maintain or increase our market share and could adversely affect our profitability. This may worsen as clients increasingly take advantage of low-cost alternatives including using their own in-house resources rather than engaging a third party.

    We may be unable to effectively implement our business strategy, and there can be no assurance that we will achieve our objectives.

Our business strategy focuses on growing revenues while improving our operating profits. An important element of our strategy is our effort to diversify our revenues beyond our core staffing and employment services through the sale of innovative workforce solutions that have higher operating margins. These workforce solutions are often unique, non-repeatable and tailored to a client’s needs, and present costs, risk and complexity that may be difficult to calculate. These solutions may be unprofitable if we are not able to accurately anticipate these costs and risks in our pricing for these solutions, including failure to structure a solution to ensure we recover our initial investments, or if we do not have an adequate delivery plan for these solutions.

Our business strategy also includes continuing efforts to optimize our organizational structure, programs, technology and delivery of services to make us a more agile and effective competitor, to reduce the cost of operating our business and to increase our operating profit and operating profit margin. We may not be successful in these efforts and, we may fail to prevent the return of costs previously eliminated as part of our simplification efforts. Additionally, the reductions in personnel and other changes we made in connection with the implementation of our simplification efforts could adversely affect our ability to effectively operate our business. If, for these or other reasons, we are not successful in implementing our business strategy or achieving the anticipated results, our business, financial condition and results of operations could be materially adversely affected.

A loss or reduction in revenues from one or more large client accounts could have a material adverse effect on our business.

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our presence in each market, and large national/multinational client relationships, which comprised approximately 57% of our revenues in 2014. These large national and multinational clients will frequently enter into non-exclusive arrangements with several firms, and the client is generally able to terminate our contracts on short notice without penalty. The deterioration of the financial condition or business prospects of these large national and multinational clients, or a change in their strategy around the use of our services, could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from them. A loss or reduction in revenues from one or more of our large national and multinational clients could have a material adverse effect on our business.

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

Our success depends on our ability to keep pace with rapid technological changes in the development and implementation of our services and solutions. Our business is reliant on a variety of technologies, including those which support applicant on-boarding and tracking systems, order management, billing, and client data analytics. There is a risk we will not sufficiently invest in technology or industry developments, or evolve our business with the right strategic investments, or at sufficient speed and scale, to adapt to changes in our marketplace. Similarly, from time to time we make strategic commitments to particular technologies to recruit, manage or analyze our workforce or support our business, and there is a risk they will be unsuccessful. These and similar risks could have a negative effect on our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage in the marketplace.

If we lose our key personnel, then our business may suffer.

Our operations are dependent on the continued efforts of our officers and executive management and the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. If we were to lose key personnel who have acquired significant experience in managing our business or managing companies on a global basis, it could have a significant impact on our operations. Additionally, some of our important client relationships may be dependent on the continued performance of individual managers or field personnel, and there is a risk that loss of those individuals could jeopardize key client relationships. Our simplification efforts included reductions of our workforce, at the staff and officer level, in both our headquarters and throughout our country operations. There is a risk that this simplification and the resultant reductions in personnel could materially adversely affect the effectiveness of our operations, and therefore our business and financial results.

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

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment information, about our employees, clients, associates and candidates, a portion of which is confidential and/or personally sensitive. In doing so, we rely on our own technology and systems, and those of third party vendors we use for a variety of processes. We and our third party vendors have established policies and procedures to help protect the security and privacy of this information. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we introduce new services and offerings, such as mobile technology. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

Our global operations subject us to certain risks beyond our control.

With operations in 80 countries and territories around the world, we are subject to numerous risks outside of our control, including risks arising from political unrest and other political events, hostilities, and strikes and other worker unrest, natural disasters, acts of war, terrorism, international conflict, severe weather conditions, pandemics and other global health emergencies, disruptions of infrastructure and utilities, cyberattacks, and other events beyond our control. Although it is not possible to predict such events or their consequences, these events could materially adversely affect our reputation, business and financial results.

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

• require us to obtain additional licensing to provide employment services; or

• increase taxes, such as sales or value-added taxes.

Any future regulations may have a material adverse effect on our business and financial results because they may make it more difficult or expensive for us to continue to provide employment services, particularly if we cannot pass along increases in direct costs to our clients.

Failure to comply with antibribery and corruption laws could adversely affect our business.

We are additionally subject to numerous legal and regulatory requirements that prohibit bribery and corrupt acts. These include the Foreign Corrupt Practices Act and the UK Bribery Act 2010, as well as similar legislation in many of the countries in which we operate. We have in place a global anticorruption compliance program designed to ensure compliance with these laws and regulations. However, there are no assurances our compliance program will be effective. In many countries where we operate, practices in the local business community may not conform to international business standards and could violate anticorruption law or regulations. Furthermore, we remain subject to the risk that a full-time, temporary or contract employee could engage in business practices that are prohibited by our policies and these laws and regulations. Any such violations could adversely affect our business.

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

We may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team and costly and could have a negative impact on our business. During 2014, we devoted considerable time and expense to resolve several California-based “wage and hour” claims that asserted deficiencies in our payroll practices, and we cannot be certain we will not experience similar claims in the future.

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

We are subject to antitrust and competition law in the United States, the European Union, and many other regions in which we operate. Some of our business models may carry a heightened risk of regulatory inquiry under relevant competition laws. Although we have put in place safeguards designed to maintain compliance with applicable competition laws, there can be no assurance these protections will be adequate, and there is a risk that we will be subject to regulatory investigation by relevant authorities. For example, in 2009, we were fined by the French Competition Council following a 2004 investigation, and in 2013 we were informed that the French competition authority had commenced an investigation, which remains ongoing, into us and a number of our competitors in France.

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

Changes in sentiment toward the staffing industry could affect the marketplace for our services.

From time to time, the staffing industry has come under criticism from unions, works councils, regulatory agencies and other constituents that maintain that labor and employment protections, such as wage and benefits regulations, are subverted when clients use contingent staffing services. Our business is dependent on the continued acceptance of contingent staffing arrangements as a source of flexible labor for our clients. If attitudes or business practices in some locations change due to pressure from organized labor, political groups or regulatory agencies, it could have a material adverse effect on our business, results of operation and financial condition.

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

Although we report our results of operations in United States dollars, the majority of our revenues and expenses are denominated in currencies other than the United States dollar, and unfavorable fluctuations in foreign currency exchange rates could have a material adverse effect on our reported financial results

During 2014, approximately 85% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, $469.1 million of our outstanding indebtedness as of December 31, 2014 was denominated in foreign currencies. Increases or decreases in the value of the United States dollar against other major currencies, or the imposition of limitations on conversion of foreign currencies into United States dollars, could affect our revenues, operating profit and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Euro, could have a material adverse effect on our business, financial condition, cash flow and results of operations. Furthermore, the volatility of currencies may make year-over-year comparability difficult.

We maintain debt that could adversely affect our operating flexibility and put us at a competitive disadvantage.

As of December 31, 2014, we had $469.1 million of total debt. Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

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

We could be subject to changes in tax rates, adoption of new United States or international tax legislation or additional income tax liabilities.

We are subject to income taxes in the United States and numerous non-United States jurisdictions where we have operations. The tax bases and rates in these respective tax jurisdictions may significantly change due to economic and political conditions. Our future effective tax rate could be affected by changes in earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities or changes in the respective tax laws. We are routinely subject to income tax examination by the Internal Revenue Service and other non-United States tax authorities. If any of these instances lead to an increase to our effective tax rates, it could have a material, adverse effect on our financial results.

The price of our common stock may fluctuate significantly, which may result in losses for investors.

The market price for our common stock has been and may continue to be volatile. For example, during 2014, the price of our common stock as reported on the New York Stock Exchange ranged from a high of $86.73 to a low of $59.00. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

From time to time, we make acquisitions of other companies or operating assets or enter into operating joint ventures. These activities involve significant risks, including:

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

We have outsourced certain aspects of our business to third party vendors that subject us to risks, including disruptions in our business and increased costs. For example, we rely on third parties to host and manage certain aspects of our data center information and technology infrastructure, to develop and maintain new technology for attracting, onboarding, managing, and analyzing our workforce, and to provide certain back office support. Accordingly, we are subject to the risks associated with our vendors’ ability to provide these services to meet our needs. Additionally, we replace these vendors from time to time, and there is a risk that we might suffer interruptions in service as we transition from one third party provider to another. Our operations will depend significantly upon their and our ability to make our servers, software applications and websites available and to protect our data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If the cost of our outsourced services is more than expected, or if the vendor or we are unable to adequately protect our data and information is lost, or our ability to deliver our services is interrupted, then our business and financial results could be materially adversely affected.

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

Item 4.               Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF MANPOWERGROUP
(as of February 17, 2015)

Name of Officer	Office

Jeffrey A. Joerres Age 55
Executive Chairman of ManpowerGroup since May 2014. Chairman of ManpowerGroup from May 2001 to May 2014. Chief Executive Officer of ManpowerGroup from April 1999 to May 2014. President of ManpowerGroup from April 1999 to November 2012. A director of Johnson Controls, Inc., Artisan Partners Asset Management and the Federal Board Reserve of Chicago, serving as Chair. A director of ManpowerGroup for more than five years. An employee of ManpowerGroup since July 1993.

Jonas Prising Age 50
Chief Executive Officer of ManpowerGroup since May 2014. ManpowerGroup President from November 2012 to May 2014. Executive Vice President, President of ManpowerGroup - the Americas from January 2009 to October 2012. Executive Vice President, President – United States and Canadian Operations from January 2006 to December 2008. A director of ManpowerGroup since May 2014. An employee of ManpowerGroup since May 1999.

Darryl Green Age 54
Chief Operating Officer of ManpowerGroup since May 2014. ManpowerGroup President from November 2012 to May 2014. Executive Vice President, President of Asia Pacific and Middle East Operations from January 2009 to October 2012. Executive Vice President, President – Asia-Pacific Operations from May 2007 to December 2008. An employee of ManpowerGroup since May 2007.

Michael J. Van Handel Age 55
Executive Vice President, Chief Financial Officer of ManpowerGroup since January 2008. Executive Vice President, Chief Financial Officer and Secretary of ManpowerGroup from April 2002 to January 2008. An employee of ManpowerGroup since May 1989. A director of BMO Financial Corp. and Cellular Dynamics International, Inc.

Hans Leentjes Age 49
Executive Vice President of ManpowerGroup, President – Northern Europe since January 2011. Regional Managing Director of EMEA’s Central Region from January 2009 to December 2010. Country Manager of the Netherlands from March 2005 to December 2008. An employee of ManpowerGroup since March 2005. A director of ABU, the Dutch Association of temporary work agencies, from 2006 to June 2011. Elected Vice President of CIETT (officer of the board) since May 2014.

Mara E. Swan Age 55
Executive Vice President - Global Strategy and Talent since January 2009. Senior Vice President of Global Human Resources from August 2005 to December 2008. An employee of ManpowerGroup since August 2005. A director of GOJO Industries since November 2012.

Sriram “Ram” Chandrashekar Age 48
Executive Vice President, Operational Excellence and IT, and President of Asia Pacific Middle East Region since February 2014. Senior Vice President of Operational Excellence and IT from October 2012 to February 2014. Chief Operating Officer of Asia Pacific Middle East Region from April 2008 to October 2012. An employee of ManpowerGroup since April 2008.

Richard D. Buchband Age 51
Senior Vice President, General Counsel and Secretary of ManpowerGroup since January 2013. Prior to joining ManpowerGroup, a partner and Associate General Counsel for Accenture plc from 2006 to 2011. An employee of ManpowerGroup since January 2013.

 OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and Affiliates, in 2014:

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

(d)	audit services with respect to certain procedures for governmental requirements as well as benefit programs;

(e)	assistance with the implementation of local accounting standards in a foreign subsidiary; and

(f)	assistance with the due diligence for acquisitions.

PART II

Item 5.               Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

In December 2012, the Board of Directors authorized the repurchase of 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. The following table shows the total amount of shares repurchased under this authorization during the fourth quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs
October 1 - 31, 2014	209,780		$64.25	209,780	6,847,331
November 1 - 30, 2014	866,564		66.20	866,564	5,980,767
December 1 - 31, 2014	28,532	(1)(2)	69.57	-	5,980,767

(1) 28,436 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.
(2) 96 shares of restricted stock delivered by a director to ManpowerGroup, upon vesting, to satisfy tax withholding requirements.

The remaining information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2014, under the heading “Note 15—Quarterly Data” (page 90) and “Corporate Information” (pages 93 to 94), which information is hereby incorporated herein by reference.

Item 6.       Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2014, under the heading “Selected Financial Data” (page 91), which information is hereby incorporated herein by reference.

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2014, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (pages 22 to 49), which information is hereby incorporated herein by reference.

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2014, under the heading “Significant Matters Affecting Results of Operations” (pages 45 to 49), which information is hereby incorporated herein by reference.

Item 8.               Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and the notes thereto (pages 53 to 90) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2014, which information is hereby incorporated herein by reference.

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.            Controls and Procedures

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting is set forth on page 50 in our Annual Report to Shareholders for the fiscal year ended December 31, 2014, which information is hereby incorporated herein by reference. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting is included on page 52 of our Annual Report to Shareholders for the year ended December 31, 2014, which information is hereby incorporated herein by reference.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information

Not applicable.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Executive Officers of ManpowerGroup” in Part I after Item 4.

(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)
The board of directors has determined that each of Gina R. Boswell, chairman of the audit committee, Roberto Mendoza and Paul Read is an “audit committee financial expert.” Ms. Boswell, Mr. Mendoza and Mr. Read are all “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

(e)
Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2015 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(f)
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our executive chairman, principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the Code on our Internet website at www.manpowergroup.com. We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K, regarding any amendments to, or waiver of, a provision of our Code of Business Conduct and Ethics that applies to our executive chairman, principal executive officer, principal financial officer, principal accounting officer and controller or our directors by posting such information at this location on our website.

Item 11.             Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015, under the caption “Executive and Director Compensation”; under the caption “Executive Compensation and Human Resources Committee Interlocks and Insider Participation”; and under the caption “Report of the Executive Compensation and Human Resources Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015, under the caption “Security Ownership of Certain Beneficial Owners” and under the caption “Beneficial Ownership of Directors and Executive Officers,” which information is hereby incorporated herein by reference.

The following table sets forth information as of December 31, 2014 about shares of our common stock outstanding and available for issuance under our existing equity compensation plans.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2014	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2014 ($)	Weighted-average contractual term of outstanding options, warrants and rights as of December 31, 2014 (years)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2014 (excluding securities reflected in the first column)(1)
Equity compensation plans approved by security holders	3,749,014	$59.94	3.7	4,997,728
Equity compensation plans not approved by security holders	—	—	—	—
Total	3,749,014	$59.94	3.7	4,997,728

(1) Includes the number of shares remaining available for future issuance under the following plans: 1990 Employee Stock Purchase Plan – 199,741 shares; Savings Related Share Option Scheme – 731,248 shares; and 2011 Equity Incentive Plan – 4,066,739.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015, under the caption “Board Independence and Related Party Transactions” and “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14.             Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015, under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Approval Procedures” in the Audit Committee Report, which information is hereby incorporated herein by reference.

PART IV

Item 15.             Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Page Number(s) in Annual Report to Shareholders
Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

Reports of Independent Registered Public Accounting Firm	51-52

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	53

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	53

Consolidated Balance Sheets as of December 31, 2014 and 2013	54

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	55

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012	56

Notes to Consolidated Financial Statements	57-90

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

(c) Exhibits.

3.1	Amended and Restated Articles of Incorporation of ManpowerGroup Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

3.2	Amended and Restated By-laws of ManpowerGroup Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

10.4
Manpower 1990 Employee Stock Purchase Plan (Amended and Restated effective April 26, 2005), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. **

10.5
Manpower Retirement Plan, as amended and restated effective as of March 1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989. **

10.6
Manpower Inc. Corporate Senior Management Annual Incentive Pool Plan, incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on March 23, 2011 in connection with the 2011 Annual Meeting of the Shareholders of the Company.**

10.7(a)
Compensation Agreement between Jeffrey A. Joerres and the Company dated as of February 20, 2014, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. **

10.7(b)
Letter Amendment to Compensation Agreement between Jeffrey A. Joerres and the Company dated as of May 1, 2014, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. **

10.7(c)
Severance Agreement between Jeffrey A. Joerres and the Company dated as of February 20, 2014, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. **

10.8(a)
Compensation Agreement between Michael J. Van Handel and the Company dated as of February 20, 2014, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. **

10.8(b)
Severance Agreement between Michael J. Van Handel and the Company dated as of February 20, 2014, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. **

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

10.10(b)	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors Under the 2011 Equity Incentive Plan (Amended and Restated January 1, 2015). **

10.10(c)	ManpowerGroup Inc. Compensation for Non-Employee Directors (Amended and Restated Effective January 1, 2015). **

10.10(d)
Amended and Restated Severance Agreement between Jonas Prising and the Company dated as of May 1, 2014, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. **

10.10(g)
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
10.10(l)
2011 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 29, 2014), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. **

10.10(m)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.11(a)	Amended Offer Letter between Hans Leentjes and the Company dated as of May 10, 2011, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. **

10.11(b)	Severance Agreement between Hans Leentjes and the Company dated as of February 17, 2014. **

10.11(c)	Form of Career Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

10.11(d)	Form of Stock Option Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.11(e)	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.11(f)
Form of Amendment to the 2012 and 2013 Performance Share Unit Agreements for Jeffrey A. Joerres and Michael J. Van Handel, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. **

10.11(g)
Amendment to the 2012 and 2013 Stock Option and Restricted Stock Unit Agreements for Jeffrey A. Joerres, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. **

10.11(h)	Form of 2014 Career Share Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.11(i)	Form of 2014 Performance Share Unit Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.11(j)
Form of 2014 Performance Share Unit Agreement for Mr. Joerres and Mr. Van Handel under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.11(k)	2014 Restricted Stock Unit Agreement for Mr. Joerres, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.11(l)	2014 Stock Option Agreement for Mr. Joerres, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.11(m)	2013 Performance Share Unit Agreement for Ram Chandrashekar. **

10.12(a)	Severance Agreement between Ram Chandrashekar and the Company dated February 13, 2013. **

10.12(b)	Letter Agreement between Ram Chandrashekar and the Company dated March 8, 2013. **

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2014 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWERGROUP INC.

By:	/s/ Jonas Prising
Jonas Prising Chief Executive Officer

Date:	February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonas Prising Jonas Prising	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2015

/s/ Michael J. Van Handel Michael J. Van Handel	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2015

Directors: Gina R. Boswell, Cari M. Dominguez, William Downe, Patricia A. Hemingway Hall, Jeffrey A. Joerres, Roberto Mendoza, Ulice Payne, Jr., Paul Read, Elizabeth P. Sartain, John R. Walter and Edward J. Zore

February 20, 2015

By:	/s/ Richard Buchband
Richard Buchband Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ManpowerGroup Inc.

We have audited the consolidated financial statements of ManpowerGroup Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated February 20, 2015; such consolidated financial statements and reports are included in your 2014 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 20, 2015

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2014, 2013 and 2012, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2014	$118.6	$18.9	$(15.8)	$(11.5)	$1.2	$111.4
2013	118.0	24.1	(26.4)	2.6	0.3	118.6
2012	108.6	29.2	(23.2)	2.9	0.5	118.0