Form 10-Q
period 2015-03-31
ManpowerGroup Inc.
filed 2015-05-01
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
March 31, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at April 29, 2015
Common Stock, $.01 par value	78,224,094

ManpowerGroup Inc.

INDEX

		Page Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Consolidated Statements of Comprehensive (Loss) Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-14
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4	Controls and Procedures	23

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 5	Other Information	24
Item 6	Exhibits	25

SIGNATURES		26

EXHIBIT INDEX		27

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	March 31,	December 31,
	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$627.6	$699.2
Accounts receivable, less allowance for doubtful accounts of $103.1 and $111.4, respectively	3,903.0	4,134.5
Prepaid expenses and other assets	160.2	147.8
Future income tax benefits	46.9	52.2
Total current assets	4,737.7	5,033.7

OTHER ASSETS:
Goodwill	1,056.8	1,075.2
Intangible assets, less accumulated amortization of $241.4 and $276.2, respectively	276.6	286.8
Other assets	645.8	637.7
Total other assets	1,979.2	1,999.7

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	590.3	633.5
Less: accumulated depreciation and amortization	452.1	484.4
Net property and equipment	138.2	149.1
Total assets	$6,855.1	$7,182.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2015	2014
CURRENT LIABILITIES:
Accounts payable	$1,574.2	$1,542.7
Employee compensation payable	149.9	204.5
Accrued liabilities	480.8	493.3
Accrued payroll taxes and insurance	511.7	622.4
Value added taxes payable	399.0	466.3
Short-term borrowings and current maturities of long-term debt	45.6	45.2
Total current liabilities	3,161.2	3,374.4

OTHER LIABILITIES:
Long-term debt	376.1	423.9
Other long-term liabilities	457.4	441.2
Total other liabilities	833.5	865.1

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	–	–
Common stock, $.01 par value, authorized 125,000,000 shares, issued 113,459,451 and 112,876,552 shares, respectively	1.1	1.1
Capital in excess of par value	3,102.9	3,084.2
Retained earnings	1,733.5	1,667.8
Accumulated other comprehensive loss	(274.8)	(155.2)
Treasury stock at cost, 35,353,512 and 34,762,316 shares, respectively	(1,702.3)	(1,654.9)
Total shareholders’ equity	2,860.4	2,943.0
Total liabilities and shareholders’ equity	$6,855.1	$7,182.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended
	March 31,
	2015	2014
Revenues from services	$4,542.2	$4,904.0
Cost of services	3,780.2	4,087.5
Gross profit	762.0	816.5
Selling and administrative expenses	639.2	689.6
Operating profit	122.8	126.9
Interest and other expenses	10.6	9.2
Earnings before income taxes	112.2	117.7
Provision for income taxes	46.5	47.6
Net earnings	$65.7	$70.1
Net earnings per share – basic	$0.83	$0.88
Net earnings per share – diluted	$0.83	$0.86
Weighted average shares – basic	78.7	79.8
Weighted average shares – diluted	79.6	81.2

ManpowerGroup Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2015	2014
Net earnings	$65.7	$70.1
Other comprehensive loss:
Foreign currency translation adjustments	(156.1)	(3.3)
Translation adjustments on net investment hedge, less income taxes of $16.9 and $(0.4), respectively	30.1	(0.8)
Translation adjustments on long-term intercompany loans	4.1	2.3
Unrealized gain on investments, less income taxes of $0.4 and $0.3, respectively	1.7	1.7
Defined benefit pension plans and retiree health care plan, less income taxes of $0.2 and $0.0, respectively	0.6	-
Total other comprehensive loss	(119.6)	(0.1)
Comprehensive (loss) income	$(53.9)	$70.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$65.7	$70.1
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	18.7	21.6
Deferred income taxes	18.2	(1.5)
Provision for doubtful accounts	5.3	6.6
Share-based compensation	6.7	10.8
Excess tax benefit on exercise of share-based awards	(0.2)	(2.2)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(54.3)	27.8
Other assets	(68.2)	(55.8)
Other liabilities	30.4	(92.9)
Cash provided by (used in) operating activities	22.3	(15.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9.9)	(8.3)
Acquisitions of businesses, net of cash acquired	(10.1)	(9.4)
Proceeds from the sale of property and equipment	0.3	–
Cash used in investing activities	(19.7)	(17.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	3.4	13.3
Proceeds from long-term debt	0.1	–
Repayments of long-term debt	(1.2)	(0.6)
Proceeds from share-based awards	12.2	6.0
Other share-based award transactions, net	(7.6)	(8.2)
Repurchases of common stock	(39.6)	(16.7)
Cash used in financing activities	(32.7)	(6.2)

Effect of exchange rate changes on cash	(41.5)	(1.7)
Change in cash and cash equivalents	(71.6)	(41.1)
Cash and cash equivalents, beginning of year	699.2	737.6
Cash and cash equivalents, end of period	$627.6	$696.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3.6	$3.5
Income taxes paid, net	$19.0	$17.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2015 and 2014
(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2014 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, were necessary for a fair statement of the results of operations for the periods presented. Such adjustments were of a normal recurring nature, unless otherwise disclosed.

Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through our filing date and noted no events that are subject to recognition or disclosure.

(2) Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results and when the component or group of components meets the criteria to be classified as held for sale, is disposed by sale, or is disposed of other than by sale. We adopted this guidance effective January 1, 2015. There was no impact of this adoption on our Consolidated Financial Statements.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB proposed deferring the effective date by one year. If approved, the guidance will be effective for us in the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

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

In January 2015, the FASB issued new accounting guidance on presentation of extraordinary items. The new guidance eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The guidance is effective for us in 2016. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In February 2015, the FASB issued new accounting guidance on consolidation. The new guidance changes the way an entity evaluates whether (1) it should consolidate limited partnerships and similar entities, (2) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (3) variable interests in a VIE held by related parties of an entity require the entity to consolidate the VIE. The guidance is effective for us in 2016. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In April 2015, the FASB issued new accounting guidance on debt issuance costs. The new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated liability. The guidance is effective for us in 2016. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended March 31, 2015 and 2014, we recognized share-based compensation expense of $6.7 and $10.8, respectively, related to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $12.2 and $6.0 for the three months ended March 31, 2015 and 2014, respectively. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares underlying grants to all employees and the weighted-average fair value per share for shares granted during the first quarter of 2015 and 2014 are presented in the table below:

	3 Months Ended March 31,
	2015		2014
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	147	$21.66	166	$25.30
Deferred Stock Units	8	68.17	5	85.86
Restricted Stock Units	178	74.19	157	75.36
Performance Share Units	165	73.61	149	76.13
Total Shares Granted	498	$58.36	477	$58.28

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $10.1 and $9.4 for the first quarter of 2015 and 2014, respectively.

(5) Restructuring Costs

During the first quarter of 2015, we made payments of $3.6 out of our restructuring reserve that was created in 2012 and 2013. We expect a majority of the remaining $9.3 reserve will be paid by the end of 2015.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2015	$1.1	$2.3	$5.8	$0.5	$2.3	$0.9	$12.9
Costs paid or utilized	(0.3)	(0.6)	(1.6)	(0.1)	(0.7)	(0.3)	(3.6)
Balance, March 31, 2015	$0.8	$1.7	$4.2	$0.4	$1.6	$0.6	$9.3

(1)    Balances related to the United States were $1.0 and $0.6 as of January 1, 2015 and March 31, 2015, respectively.
(2)    Balances related to France were $2.1 and $1.6 as of January 1, 2015 and March 31, 2015, respectively. Italy had no restructuring reserves recorded as of either January 1, 2015 or March 31, 2015.

(6) Income Taxes

We recorded an income tax expense at an effective rate of 41.5% for the three months ended March 31, 2015, as compared to an effective rate of 40.4% for the three months ended March 31, 2014. The 2015 rate was unfavorably impacted by the strengthening of the United States dollar, which caused a change in the overall mix of earnings, primarily a decrease in non-U.S. income, which typically has lower tax rates. The 41.5% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 38%, due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

As of March 31, 2015, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $31.4. We had related tax benefits of $1.4, and the net amount of $30.0 would favorably impact the effective tax rate if recognized. As of December 31, 2014, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $30.8. We had related tax benefits of $1.4 for a net amount of $29.4. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in 80 countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2008 through 2014 for our major operations in France, Germany, Italy, Japan, the United Kingdom and the United States. As of March 31, 2015, we are subject to tax audits in Austria, Denmark, France, Germany, Norway and Spain. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended
	March 31,
	2015	2014
Net earnings available to common shareholders	$65.7	$70.1

Weighted-average common shares outstanding (in millions):
Weighted-average common shares outstanding – basic	78.7	79.8
Effect of dilutive securities – stock options	0.5	0.7
Effect of other share-based awards	0.4	0.7
Weighted-average common shares outstanding – diluted	79.6	81.2

Net earnings per share – basic	$0.83	$0.88
Net earnings per share – diluted	$0.83	$0.86

There were 0.7 million and 0.1 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended March 31, 2015 and 2014, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, amortizable intangible assets and intangible assets that do not require amortization, as follows:

	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,056.8	$-	$1,056.8	$1,075.2	$-	$1,075.2
Intangible assets:
Finite-lived:
Technology	$-	$-	$-	$19.6	$19.6	$-
Franchise agreements	-	-	-	18.0	18.0	-
Customer relationships	357.4	232.4	125.0	359.9	225.6	134.3
Other	9.6	9.0	0.6	14.2	13.0	1.2
	367.0	241.4	125.6	411.7	276.2	135.5
Indefinite-lived:
Tradenames(2)	54.0	-	54.0	54.0	-	54.0
Reacquired franchise rights	97.0	-	97.0	97.3	-	97.3
	151.0	-	151.0	151.3	-	151.3
Total intangible assets	$518.0	$241.4	$276.6	$563.0	$276.2	$286.8

(1) Balances were net of accumulated impairment loss of $513.4 as of both March 31, 2015 and December 31, 2014.
(2) Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2015 and December 31, 2014.

Total consolidated amortization expense related to intangible assets for the remainder of 2015 is expected to be $21.7 and in each of the next five years is expected to be as follows: 2016 - $25.4, 2017 - $22.4, 2018 - $19.8, 2019 - $15.8 and 2020 - $12.9.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2015	$466.3	$100.5	$311.3	$70.1	$62.1	$64.9	$1,075.2
Goodwill acquired	-	-	18.3	-	-	-	18.3
Currency and other impacts	(1.3)	(10.8)	(23.6)	(1.0)	-	-	(36.7)
Balance, March 31, 2015	$465.0	$89.7	$306.0	$69.1	$62.1	$64.9	$1,056.8

(1)   Balances related to the United States were $450.4 as of both January 1, 2015 and March 31, 2015.
(2)   Balances related to France were $76.9 and $68.2 as of January 1, 2015 and March 31, 2015, respectively. Balances related to Italy were $5.0 and $4.4 as of January 1, 2015 and March 31, 2015, respectively.
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

Goodwill balances by reporting unit were as follows:

	March 31,	January 1,
	2015	2015
United States	$505.9	$505.9
Netherlands	93.7	85.9
United Kingdom	81.6	85.9
France	68.2	76.9
Right Management	62.1	62.1
Other reporting units	245.3	258.5
Total goodwill	$1,056.8	$1,075.2

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	3 Months Ended March 31,
	Defined Benefit		Retiree
	Pension Plans		Health Care Plan
	2015	2014	2015	2014
Service cost	$1.8	$2.0	$-	$-
Interest cost	2.7	3.3	0.2	0.2
Expected return on assets	(2.8)	(3.3)	-	-
Other	1.1	1.0	(0.2)	-
Net periodic benefit cost	$2.8	$3.0	$-	$0.2

During the three months ended March 31, 2015, contributions made to our pension plans were $2.7 and contributions made to our retiree health care plan were $0.3. During 2015, we expect to make total contributions of approximately $12.4 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31,	December 31,
	2015	2014
Foreign currency translation	$(182.5)	$(26.4)
Translation gain (loss) on net investment hedge, net of income taxes of $0.5 and $(16.4), respectively	5.6	(24.5)
Translation loss on long-term intercompany loans	(69.3)	(73.4)
Unrealized gain on investments, net of income taxes of $4.1 and $3.7, respectively	18.4	16.7
Defined benefit pension plans, net of income taxes of $(29.8) and $(30.1), respectively	(51.4)	(52.1)
Retiree health care plan, net of income taxes of $2.3 and $2.4, respectively	4.4	4.5
Accumulated other comprehensive loss	$(274.8)	$(155.2)

On April 28, 2015, the Board of Directors declared a semi-annual cash dividend of $0.80 per share, which is payable on June 15, 2015 to shareholders of record on June 1, 2015.

(11) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended
	March 31,
	2015	2014
Interest expense	$8.0	$8.6
Interest income	(0.5)	(0.9)
Foreign exchange loss (gain)	0.7	(1.2)
Miscellaneous expenses, net	2.4	2.7
Interest and other expenses	$10.6	$9.2

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

A portion of the €350.0 ($375.5) notes due June 2018 were designated as an economic hedge of our net investment in our foreign subsidiaries with a Euro functional currency as of March 31, 2015. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive income or loss, net of taxes. As of March 31, 2015 we had an unrealized translation gain of $5.7, and as of December 31, 2014 we had an unrealized translation loss of $24.5, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a gain in interest and other expenses of $0.2 for the quarter ended March 31, 2015 and an immaterial gain for the quarter ended March 31, 2014, associated with those forward contracts, which offset the loss and gain recorded for the items noted above.

On occasion, forward contracts are designated as an economic hedge of our net investment in our foreign subsidiaries. As of March 31, 2015 we had a translation loss of $0.1 included in accumulated other comprehensive loss, as the net investment hedge was deemed effective.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 were as follows:

		Fair Value Measurements Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$85.7	$85.7	$-	$-
Foreign currency forward contracts	0.2	-	0.2	-
	$85.9	$85.7	$0.2	$-

		Fair Value Measurements Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$81.4	$81.4	$-	$-
Foreign currency forward contracts	0.1	-	0.1	-
	$81.5	$81.4	$0.1	$-

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the value from either directly or indirectly observable third parties.

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $419.1 and $471.6 as of March 31, 2015 and December 31, 2014, respectively, compared to a carrying value of $375.5 and $423.4, respectively.

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

The Americas, Southern Europe, Northern Europe and APME segments derive a significant majority of their revenues from the placement of contingent workers. The remaining revenues within these segments are derived from other workforce solutions and services, including recruitment and assessment, training and development, and ManpowerGroup Solutions. ManpowerGroup Solutions includes Talent Based Outsourcing (TBO), TAPFIN — Managed Service Provider (MSP) and Recruitment Process Outsourcing (RPO). The Right Management segment revenues are derived from career management and workforce consulting services. Segment revenues represent sales to external clients. Due to the nature of our business, we generally do not have export sales. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole.

	3 Months Ended March 31,
	2015	2014
Revenues from services:
Americas:
United States (a)	$725.1	$720.5
Other Americas	359.3	350.6
	1,084.4	1,071.1

Southern Europe:
France	1,040.8	1,217.3
Italy	270.1	274.7
Other Southern Europe	226.2	230.0
	1,537.1	1,722.0

Northern Europe	1,323.3	1,463.9
APME	533.1	573.7
Right Management	64.3	73.3
Consolidated (b)	$4,542.2	$4,904.0

Operating unit profit: (c)
Americas:
United States	$17.4	$13.4
Other Americas	12.8	12.6
	30.2	26.0

Southern Europe:
France	50.3	51.2
Italy	14.0	12.6
Other Southern Europe	4.7	4.6
	69.0	68.4

Northern Europe	33.3	38.4
APME	18.8	20.2
Right Management	5.6	8.3
	156.9	161.3
Corporate expenses	(26.7)	(26.2)
Intangible asset amortization expense	(7.4)	(8.2)
Operating Profit	122.8	126.9
Interest and other expenses	(10.6)	(9.2)
Earnings before income taxes	$112.2	$117.7

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.4 for both the three months ended March 31, 2015 and 2014. These fees are primarily based on revenues generated by the franchise offices, which were $168.7 and $169.1 for the three months ended March 31, 2015 and 2014, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $5.5 for both the three months ended March 31, 2015 and 2014. These fees are primarily based on revenues generated by the franchise offices, which were $249.9 and $256.6 for the three months ended March 31, 2015 and 2014, respectively.

(c)
We evaluate segment performance based on operating unit profit (“OUP”), which is equal to segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to acquisitions, interest and other income and expense amounts or income taxes.

(14) Contingencies

In the second quarter of 2014, we recorded legal costs of $9.0 in the United States related to a settlement agreement in connection with a lawsuit in California involving allegations regarding our wage statements. The settlement agreement was preliminarily approved by the court in January 2015, with a final ruling expected in June 2015. We believe that the settlement was in our best interest to avoid the costs and disruption of ongoing litigation.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on page 20 for further information on constant currency and organic constant currency.

Operating Results - Three Months Ended March 31, 2015 and 2014

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services and solutions. During periods of increased demand, as we saw in the first quarter of 2015, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

During the first quarter of 2015, the United States dollar strengthened against the currencies in most of our major markets, having a significant unfavorable impact on our reported results. While our reported revenues from services declined 7.4% in the quarter and our reported operating profit declined 3.2%, these results were significantly impacted by the changes in foreign currency exchange rates and do not reflect the performance of our underlying business. The changes in the foreign currency exchange rates had a 14.0% unfavorable impact on revenues from services, a 19.7% unfavorable impact on operating profit and an approximately $0.17 per share unfavorable impact on net earnings per share – diluted. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and, therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In the three months ended March 31, 2015, we experienced constant currency revenue growth in most of our markets. Our consolidated revenues were up 6.6% in constant currency (-7.4% as reported) in the quarter, up from the 4.8% constant currency growth in the fourth quarter of 2014 due primarily to accelerating growth in Europe. However, we continue to experience uneven economic conditions in Europe and certain of our major markets, and recovery may be slow or somewhat volatile. Our staffing/interim business had solid growth, along with a 16.7% constant currency increase (3.5% as reported) in our permanent recruitment business and strong growth in all of our ManpowerGroup Solutions offerings. At Right Management, we continued to experience revenue declines as the demand for our counter-cyclical outplacement services decreased 5.5% in constant currency (-12.9% as reported) and revenues from our talent management services decreased 2.6% in constant currency (-10.4% as reported).

Our gross profit margin in the first quarter of 2015 compared to 2014 increased due to growth in our permanent recruitment and ManpowerGroup Solutions businesses and a favorable mix impact due to the changes in currency exchange rates, partially offset by the decline in our staffing gross profit margin and declining demand for our higher-margin Right Management outplacement services. Our staffing gross profit margin decline in the first quarter of 2015 compared to 2014 reflects general pricing pressures within some of our markets within Europe and Other Americas along with business mix changes as higher growth came from our lower-margin markets.

Our profitability improved in the quarter with operating profit up 16.5% in constant currency (-3.2% as reported) and operating profit margin up 10 basis points compared to the first quarter of 2014. We saw an unfavorable mix impact on margin due to the changes in currency exchange rates, with operating profit margin up 20 basis points in constant currency. We continue to monitor expenses closely to ensure we maintain the full benefit of the simplification and cost recalibration plan initiatives that resulted in a lower cost base for the company as we streamlined our organization, while investing appropriately to support the growth in the business. During the first three months of 2015, we added recruiters and certain other staff to support the increased demand for our services. We have also seen an increase in our variable incentive costs due to the improved profitability. Even with these investments, we saw improved operational leverage in the quarter as we were able to support the higher revenue level without a similar increase in expenses in constant currency.

The following table presents selected consolidated financial data for the three months ended March 31, 2015 as compared to 2014.

(in millions, except per share data)	2015	2014	Variance	Constant Currency Variance
Revenues from services	$4,542.2	$4,904.0	-7.4%	6.6%
Cost of services	3,780.2	4,087.5	-7.5	6.6
Gross profit	762.0	816.5	-6.7	6.7
Gross profit margin	16.8%	16.7%
Selling and administrative expenses	639.2	689.6	-7.3	4.9
Operating profit	122.8	126.9	-3.2	16.5
Operating profit margin	2.7%	2.6%
Interest and other expenses	10.6	9.2	16.1
Earnings before income taxes	112.2	117.7	-4.7	14.9
Provision for income taxes	46.5	47.6	-2.3
Effective income tax rate	41.5%	40.4%
Net earnings	$65.7	$70.1	-6.3	12.8
Net earnings per share – diluted	$0.83	$0.86	-3.5	16.3
Weighted average shares – diluted	79.6	81.2	-2.0%

The year-over-year decrease in revenues from services of 7.4% (increase of 6.6% in constant currency and 6.0% in organic constant currency) was attributed to:

•	a 14.0% decrease due to the impact of changes in the currency exchange rates; and

•
decreased demand for services at Right Management, where revenues decreased 4.8% in constant currency (-12.2% as reported), including a 5.5% constant currency decline (-12.9% as reported) in our outplacement services and a 2.6% constant currency decline (-10.4% as reported) in our talent management business; partially offset by

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 8.4% (7.7% in organic constant currency; -10.7% as reported) and 7.6% (6.4% in organic constant currency; -9.6% as reported), respectively. This included constant currency revenue increases in our larger markets of France and Italy of 4.2% and 20.0% (3.8% and 19.6%, respectively, in organic constant currency; -14.5% and -1.7% respectively, as reported), respectively, as we experienced stabilization in France, and improving demand in Italy. We also experienced organic constant currency revenue growth in Spain, the United Kingdom, and Germany of 26.8%, 18.3%, and 4.2%, respectively (8.7%, 8.5% and -14.5%, respectively, as reported);

•	revenue increase in the United States of 0.6% primarily driven by solid growth in our permanent recruitment business and in our MSP and RPO offerings within the ManpowerGroup Solutions business; and

•
revenue increase in APME of 2.1% in constant currency (1.9% in organic constant currency; -7.1% as reported) primarily due to an increase in our ManpowerGroup Solutions business, a 6.9% constant currency increase (-2.9% as reported) in our permanent recruitment business and a slight increase in demand for our staffing/interim services.

The year-over-year 10 basis point (0.10%) increase in gross profit margin was primarily attributed to:

•	a 20 basis point (0.20%) favorable impact due to the 16.7% constant currency growth (3.5% as reported) in our permanent recruitment business;

•	a 10 basis point (0.10%) favorable impact due to the increased demand for our ManpowerGroup Solutions offerings; and

•	a 10 basis point (0.10%) increase due to the impact on mix of the changes in currency exchange rates; partially offset by

•
a 20 basis point (-0.20%) unfavorable impact from the decline in our staffing margin due to general pricing pressures in certain markets and the impact of business mix as we saw higher growth from our lower-margin markets; and

•	a 10 basis point (-0.10%) unfavorable impact from a decreased demand in our higher-margin outplacement services at Right Management.

The 7.3% decrease in selling and administrative expenses in the first quarter of 2015 (increase of 4.9% in constant currency and 3.9% in organic constant currency) was attributed to:

•	a 12.2% decrease due to the impact of changes in the currency exchange rates; and

•
a 2.1% decrease in constant currency (-14.0% as reported) in lease and office-related costs because we have closed over 200 offices since the first quarter of 2014 as a result of office consolidations and delivery model changes; partially offset by

•
a 4.7% increase in constant currency (-7.3% as reported) in organic salary-related costs primarily because of higher headcount to support an increased demand for our services and an increase in our variable incentive-based costs due to improved operating results;

•	an increase in other non-personnel related costs, excluding the lease and office-related costs noted above, as a result of increased demand for our services; and

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in Southern Europe, Northern Europe and APME.

Selling and administrative expenses as a percent of revenues remained flat in the first quarter of 2015 compared to 2014 as the 20 basis point (-0.20%) favorable impact from better expense leverage was offset by the 20 basis point (0.20%) unfavorable impact on the mix of the changes in currency exchange rates.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $10.6 million in the first quarter of 2015 compared to $9.2 million in the first quarter of 2014. Net interest expense decreased $0.2 million in the first quarter of 2015 to $7.5 million from $7.7 million in the first quarter of 2014 due primarily to the favorable impact of currency exchange rates. Other expenses were $3.1 million in the first quarter of 2015 compared to $1.5 million in the first quarter of 2014. Translation losses in the first quarter of 2015 were $0.7 million compared to translation gains of $1.2 million in the first quarter of 2014. The translation gains in the first quarter of 2014 resulted from intercompany transactions between our foreign subsidiaries and the United States. Miscellaneous expenses, net were $2.4 million in the first quarter of 2015 compared to $2.7 million in the first quarter of 2014. For our Venezuela reporting unit, we use the official exchange rate to convert the Bolivar Fuerte currency (“BsF”) to the functional currency of the United States dollar (“USD”), which is currently set at 6.3 BsF to 1 USD. Any change to the official exchange rate would not have a material impact on our operating results.

We recorded an income tax expense at an effective rate of 41.5% for the three months ended March 31, 2015, as compared to an effective rate of 40.4% for the three months ended March 31, 2014. The 2015 rate was unfavorably impacted by the strengthening of the United States dollar, which caused a change in the overall mix of earnings, primarily a decrease in non-U.S. income, which typically has lower tax rates. The 41.5% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 38%, due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $0.83 for the three months ended March 31, 2015 compared to $0.86 for the three months ended March 31, 2014. Foreign currency exchange rates negatively impacted net earnings per share – diluted by approximately $0.17 per share for the three months ended March 31, 2015.

Weighted average shares - diluted decreased 2.0% to 79.6 million for the three months ended March 31, 2015 from 81.2 million for the three months ended March 31, 2014. This decrease was due to the impact of share repurchases completed since the first quarter of 2014, partially offset by shares issued as a result of exercises and vesting of share-based awards since the first quarter of 2014.

Segment Operating Results

Americas

In the Americas, revenues from services increased 1.2% (5.7% in constant currency) in the first quarter of 2015 compared to 2014. In the United States, revenues from services increased 0.6% in the first quarter of 2015 compared to 2014. The revenue increase in the United States was attributable to a 24.4% increase in our permanent recruitment business and strong growth in our MSP and RPO offerings within the ManpowerGroup Solutions business. We had a slight increase in staffing services within our Manpower business due to growth in the industrial sector; however, we did experience some softening of the industrial sector growth in the first quarter of 2015 from the growth seen in the fourth quarter of 2014, likely due to the winter storms in the first quarter of 2015, a longshoreman’s strike on the West Coast in the first quarter of 2015 and the strengthening of the United States dollar. We had a decline in our interim service revenues within our Experis business, despite 2.0% growth in our IT sector, due to declines in our engineering and finance sectors as a result of a slowdown in the oil and gas industry and stronger price discipline. In Other Americas, revenues from services increased 2.5% (16.1% in constant currency) in the first quarter of 2015 compared to 2014. We experienced constant currency revenue growth in Mexico, Argentina due to inflation, Colombia and Peru of 10.0%, 27.1%, 44.0% and 21.9%, respectively (-2.6%, 11.0%, 17.1%, and 12.0%, respectively, as reported).

Gross profit margin increased in the first quarter of 2015 compared to 2014 as a result of the favorable impact from the improved Experis interim margin in the United States, resulting from strong price discipline in selectively accepting new business opportunities, and growth in our permanent recruitment and ManpowerGroup Solutions businesses. This was offset by decreases in our staffing/interim margins within some of our markets in the Other Americas due to general pricing pressures and client mix changes.

In the first quarter of 2015, selling and administrative expenses increased 2.8% (5.8% in constant currency) due to the increase in salary-related costs because of higher headcount to support the increase in revenues and an increase in our variable incentive-based costs due to improved operating results.

Operating Unit Profit (“OUP”) margin in the Americas was 2.8% and 2.4% for the first quarter of 2015 and 2014, respectively. In the United States, OUP margin was 2.4% in the first quarter of 2015 compared to 1.9% in 2014. The margin increase in the United States was due to the improvement in the gross profit margin, partially offset by the increase in salary-related costs. Other Americas OUP margin was 3.6% for both the first quarter of 2015 and 2014 as a decline in the gross profit margin was offset by better operational leverage, because we were able to support an increase in revenues without a similar increase in expenses.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services decreased 10.7% (increase of 8.4% in constant currency and 7.7% in organic constant currency) in the first quarter of 2015 compared to 2014. In the first quarter of 2015, revenues from services increased in organic constant currency 3.8% (-14.5% as reported) in France, which represents 68% of Southern Europe’s revenues, and 19.6% (-1.7% as reported) in Italy, which represents 18% of Southern Europe’s revenues. The organic constant currency increase in France was due primarily to market share gains in a market that is showing some growth. The organic constant currency increase in Italy was mostly due to increased demand for our Manpower staffing services as clients opted for more flexible labor solutions given the current economic conditions and a 38.1% constant currency increase (13.0% as reported) in the permanent recruitment business. In Other Southern Europe, revenues from services decreased 1.7% (increase of 16.7% in constant currency and 14.2% in organic constant currency) during the first quarter of 2015 compared to 2014. The constant currency increase was driven by the 32.5% constant currency increase (26.8% in organic constant currency; 8.7% as reported) in Spain due to improving economic conditions.

Gross profit margin increased in the first quarter of 2015 compared to 2014 due to strong price discipline in France and a 20.4% constant currency increase (-0.4% as reported) in our permanent recruitment business, partially offset by the continued pricing pressures in some markets.

Selling and administrative expenses decreased 13.5% (increase of 4.9% in constant currency and 4.0% in organic constant currency) during the first quarter of 2015 compared to 2014. The constant currency increase is due to an increase in organic salary-related costs, because of higher headcount to support the constant currency revenue growth and an increase in our variable incentive-based costs due to improved operating results, and additional recurring selling and administrative costs incurred as a result of acquisitions.

OUP margin in Southern Europe was 4.5% for the first quarter of 2015 compared to 4.0% for 2014. In France, the OUP margin increased to 4.8% for the first quarter of 2015 from 4.2% in 2014, due to the improvement in our gross profit margin and improved operational leverage as we were able support a constant currency increase in revenues without a similar constant currency increase in expenses. In Italy, the OUP margin increased to 5.2% for the first quarter of 2015 from 4.6% for 2014, due to the growth in our permanent recruitment business and improved operational leverage, as we were able support a constant currency increase in revenues without a similar constant currency increase in expenses, partially offset by a decrease in our staffing gross profit margin due to client mix changes and overall pricing pressure. Other Southern Europe’s OUP margin increased to 2.1% for the first quarter of 2015 from 2.0% in 2014 due to the improvement in the gross profit margin as a result of the 30.0% constant currency increase (11.0% as reported) in the permanent recruitment business.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany and the Netherlands (representing 40%, 19%, 12%, and 9%, respectively, of Northern Europe’s revenues), revenues from services decreased 9.6% (increase of 7.6% in constant currency and 6.4% in organic constant currency) in the first quarter of 2015 as compared to 2014. We experienced organic constant currency revenue growth in the United Kingdom and Germany of 18.3% and 4.2%, respectively (8.5% and -14.5%, respectively, as reported), while the Nordics were flat (-21.2% as reported) as the 9.6% constant currency growth (-15.2% as reported) in Sweden offset the 10.2% organic constant currency decline (-27.2% as reported) in Norway due to the oil and gas industry. The revenue growth was primarily attributable to the increase in our staffing/interim business, as a result of the improving economic conditions in a majority of our larger Northern European markets, and a 19.8% constant currency increase (16.6% in organic constant currency; 1.5% as reported) in our permanent recruitment business, mostly due to growth in the United Kingdom.

Gross profit margin decreased in the first quarter of 2015 compared to 2014 due to the decline in our staffing/interim margins, as a result of business mix changes in our staffing/interim revenue, as higher growth came from our lower-margin clients and markets, and general pricing pressures in several markets, partially offset by an increase in our permanent recruitment and higher-margin ManpowerGroup Solutions businesses.

Selling and administrative expenses decreased 11.0% (increase of 6.8% in constant currency and 4.6% in organic constant currency) in the first quarter of 2015 compared to 2014. The constant currency increase in selling and administrative expenses was due primarily to the increase in organic salary-related costs because of permanent recruiters added to support the constant currency increase in the permanent recruitment business and additional recurring selling and administrative costs incurred as a result of acquisitions.

OUP margin for Northern Europe was 2.5% and 2.6% for the first quarter of 2015 and 2014, respectively. The decrease in the OUP margin was primarily due to the decline in the gross profit margin, partially offset by better operational leverage, as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses.

APME

In APME, revenues from services decreased 7.1% (increase of 2.1% in constant currency and 1.9% in organic constant currency) in the first quarter of 2015 compared to 2014. In Japan and Australia (which represents 36% and 20% of APME’s revenues, respectively), revenues from services decreased 10.9% and 19.9%, respectively (increase of 3.4% and decrease of -8.6%, respectively, in constant currency). The constant currency increase in Japan was due to the increased demand for our Manpower staffing services, partially offset by the decrease in our ManpowerGroup Solutions business. The constant currency decrease in Australia was due to the decreased demand for our staffing/interim services. The revenue increase in the remaining markets in APME is due to the increase in our ManpowerGroup Solutions and permanent recruitment businesses, partially offset by the staffing/interim revenue decline in China due to continuing impact of the regulatory changes made in 2013.

Gross profit margin increased in the first quarter of 2015 compared to 2014 due to a 6.9% increase in constant currency (-2.9% as reported) in our permanent recruitment business and a slight increase in our staffing/interim gross profit margin due to business mix changes.

Selling and administrative expenses decreased 6.2% (increase of 3.7% in constant currency and 2.9% in organic constant currency) in the first quarter of 2015 compared to 2014. The constant currency increase was due to the increase in organic salary-related costs because of higher headcount to support the constant currency increase in revenues.

OUP margin for APME was 3.5% for both the first quarter of 2015 and 2014.

Right Management

Revenues from services decreased 12.2% (-4.8% in constant currency) in the first quarter of 2015 compared to 2014 primarily due to the 12.9% decrease (-5.5% in constant currency) in our outplacement services as we experienced softer demand in many of our markets due to the counter-cyclical nature of this business. Our talent management business decreased 10.4% (-2.6% in constant currency) in the first quarter of 2015 compared to 2014.

Gross profit margin decreased in the first quarter of 2015 compared to 2014 due to margin deterioration in our talent management business, partially offset by the increase in the outplacement business gross profit margin.

Selling and administrative expenses decreased 9.4% (-2.0% in constant currency) in the first quarter of 2015 compared to 2014 due to the cost savings from more efficient delivery solutions and the simplification and cost recalibration actions favorably impacting expense levels.

OUP margin for Right Management was 8.8% in the first quarter of 2015 compared to 11.3% in 2014. The decrease in the OUP margin for the first quarter of 2015 is due to the decline in the gross profit margin, partially offset by the decrease in selling and administrative expenses as a result of the cost savings from more efficient delivery solutions and the simplification and cost recalibration actions.

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

A reconciliation of these Non-GAAP percentage variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended March 31, 2015 Compared to 2014
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$725.1	0.6%	-%	0.6%	-%	0.6%
Other Americas	359.3	2.5	(13.6)	16.1	-	16.1
	1,084.4	1.2	(4.5)	5.7	-	5.7

Southern Europe:
France	1,040.8	(14.5)	(18.7)	4.2	0.4	3.8
Italy	270.1	(1.7)	(21.7)	20.0	0.4	19.6
Other Southern Europe	226.2	(1.7)	(18.4)	16.7	2.5	14.2
	1,537.1	(10.7)	(19.1)	8.4	0.7	7.7

Northern Europe	1,323.3	(9.6)	(17.2)	7.6	1.2	6.4
APME	533.1	(7.1)	(9.2)	2.1	0.2	1.9
Right Management	64.3	(12.2)	(7.4)	(4.8)	-	(4.8)
Consolidated	$4,542.2	(7.4)	(14.0)	6.6	0.6	6.0

Gross Profit	$762.0	(6.7)	(13.4)	6.7	1.1	5.6
Selling and Administrative Expense	$639.2	(7.3)	(12.2)	4.9	1.0	3.9
Operating Profit	$122.8	(3.2)	(19.7)	16.5	1.8	14.7

(a)  In millions for the three months ended March 31, 2015.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2015, we had $408.0 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred taxes related to those foreign earnings not considered to be permanently invested. As of March 31, 2015, we identified approximately $574.1 million of non-United States earnings that are not permanently invested. We may repatriate additional earnings in the future as cash needs arise.

Cash provided by operating activities was $22.3 million during the first quarter of 2015 compared to cash used of $15.5 million during the first quarter of 2014. This increase is primarily attributable to the higher operating earnings and an increase in accounts payable due to timing of payments. Changes in operating assets and liabilities utilized $92.1 million of cash during the first quarter of 2015 compared to $120.9 million utilized during the first quarter of 2014, primarily due to the increase in accounts payable, partially offset by an increase in accounts receivable as a two-day improvement in our Days Sales Outstanding (“DSO”) was offset by increased business volumes.

Net accounts receivable decreased to $3,903.0 million as of March 31, 2015 from $4,134.5 million as of December 31, 2014. This decrease is due to changes in currency exchange rates. At constant exchange rates, the March 31, 2015 balance would have been approximately $283.0 million higher than reported.

Capital expenditures were $9.9 million in the first quarter of 2015 compared to $8.3 million in the first quarter of 2014. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $10.1 million and $9.4 million for the first quarter of 2015 and 2014, respectively.

Cash provided by net debt borrowings was $2.3 million in the first quarter of 2015 compared to $12.7 million in the first quarter of 2014.

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

As of March 31, 2015, we had letters of credit totaling $0.9 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.1 million were available to us under the facility as of March 31, 2015.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 0.24 to 1 and a fixed charge coverage ratio of 4.35 to 1 as of March 31, 2015. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2015, such credit lines totaled $312.1 million, of which $265.9 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to this limitation on subsidiary borrowings in our revolving credit agreement, additional borrowings of $253.8 million could have been made under these lines as of March 31, 2015.

We currently have authorization from our board of directors to repurchase 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. We repurchased 0.5 million shares at a cost of $39.6 million during the first quarter of 2015. As of March 31, 2015, there were 5.5 million shares remaining authorized for repurchase under this authorization.

On April 28, 2015, the Board of Directors declared a semi-annual cash dividend of $0.80 per share, which is payable on June 15, 2015 to shareholders of record on June 1, 2015.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,323.8 million as of March 31, 2015 compared to $1,372.5 million as of December 31, 2014.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $182.6 million and $172.6 million as of March 31, 2015 and December 31, 2014, respectively, consisting of $135.6 million and $126.8 million for guarantees, respectively, and $47.0 million and $45.8 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.4 million and $0.5 million in the first quarter of 2015 and 2014, respectively.

During the first quarter ended March 31, 2015, we made payments of $3.6 million out of our restructuring reserve that was created in 2012 and 2013. We expect a majority of the remaining $9.3 million reserve will be paid by the end of 2015.

Employment-Related Items

In the second quarter of 2014, we recorded legal costs of $9.0 million in the United States related to a settlement agreement in connection with a lawsuit in California involving allegations regarding our wage statements. The settlement agreement was preliminarily approved by the court in January 2015, with a final ruling expected in June 2015. We believe that the settlement was in our best interest to avoid the costs and disruption of ongoing litigation.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information under the heading “Forward-Looking Statements” in our annual report on Form 10-K for the year ended December 31, 2014, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2014 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In December 2012, the Board of Directors authorized the repurchase of 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of March 31, 2015, there were 5.5 million shares remaining authorized for repurchase under this authorization. The following table shows the total amount of shares repurchased during the first quarter of 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1- 31, 2015	53,526	(1)	$-	-	5,980,767
February 1 - 28, 2015	403,950	(2)	78.55	377,761	5,603,006
March 1 - 31, 2015	122,239		80.76	122,239	5,480,767

(1)
Represents 53,033 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock and restricted stock units and 493 shares of restricted stock delivered by a director to ManpowerGroup, upon vesting, to satisfy tax withholding requirements.

(2)
Includes 24,985 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock and restricted stock units and 1,204 shares of restricted stock delivered by a director to ManpowerGroup, upon vesting, to satisfy tax withholding requirements.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2015:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)	advice and assistance with respect to transfer pricing matters and tax audits; and

(c)	audit services with respect to certain procedures for governmental requirements.

Item 6 – Exhibits

10.1	Severance Agreement between Mara Swan and the Company dated as of February 10, 2015, incorporated by reference to the Company’s Current Report on Form 8-K dated February 10, 2015.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: May 1, 2015

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Severance Agreement between Mara Swan and the Company dated as of February 10, 2015, incorporated by reference to the Company’s Current Report on Form 8-K dated February 10, 2015.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.