Form 10-Q
period 2015-06-30
ManpowerGroup Inc.
filed 2015-07-31
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
June 30, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at July 29, 2015
Common Stock, $.01 par value	76,796,716

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	June 30,	December 31,
	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$465.9	$699.2
Accounts receivable, less allowance for doubtful accounts of $105.6 and $111.4, respectively	4,214.2	4,134.5
Prepaid expenses and other assets	261.5	147.8
Future income tax benefits	51.2	52.2
Total current assets	4,992.8	5,033.7

OTHER ASSETS:
Goodwill	1,083.6	1,075.2
Intangible assets, less accumulated amortization of $250.2 and $276.2, respectively	275.0	286.8
Other assets	581.7	637.7
Total other assets	1,940.3	1,999.7

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	605.9	633.5
Less: accumulated depreciation and amortization	466.3	484.4
Net property and equipment	139.6	149.1
Total assets	$7,072.7	$7,182.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2015	2014
CURRENT LIABILITIES:
Accounts payable	$1,623.4	$1,542.7
Employee compensation payable	175.9	204.5
Accrued liabilities	494.2	493.3
Accrued payroll taxes and insurance	583.1	622.4
Value added taxes payable	447.6	466.3
Short-term borrowings and current maturities of long-term debt	39.5	45.2
Total current liabilities	3,363.7	3,374.4

OTHER LIABILITIES:
Long-term debt	390.7	423.9
Other long-term liabilities	460.3	441.2
Total other liabilities	851.0	865.1

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 113,748,811 and 112,876,552 shares, respectively	1.1	1.1
Capital in excess of par value	3,128.3	3,084.2
Retained earnings	1,777.1	1,667.8
Accumulated other comprehensive income	(217.7)	(155.2)
Treasury stock at cost, 36,839,662 and 34,762,316 shares, respectively	(1,830.8)	(1,654.9)
Total shareholders’ equity	2,858.0	2,943.0
Total liabilities and shareholders’ equity	$7,072.7	$7,182.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues from services	$4,861.3	$5,321.7	$9,403.5	$10,225.7
Cost of services	4,030.7	4,424.4	7,810.9	8,511.9
Gross profit	830.6	897.3	1,592.6	1,713.8
Selling and administrative expenses	651.9	709.9	1,291.1	1,399.5
Operating profit	178.7	187.4	301.5	314.3
Interest and other expenses	7.2	7.9	17.8	17.1
Earnings before income taxes	171.5	179.5	283.7	297.2
Provision for income taxes	65.8	69.7	112.3	117.3
Net earnings	$105.7	$109.8	$171.4	$179.9
Net earnings per share – basic	$1.35	$1.37	$2.18	$2.25
Net earnings per share – diluted	$1.33	$1.35	$2.16	$2.21
Weighted average shares – basic	78.3	79.9	78.5	79.9
Weighted average shares – diluted	79.3	81.4	79.5	81.4

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$105.7	$109.8	$171.4	$179.9
Other comprehensive income (loss):
Foreign currency translation adjustments	51.9	(9.1)	(104.2)	(12.4)
Translation adjustments on net investment hedge, net of income taxes of $(5.1), $1.0, $11.8 and $0.6, respectively	(9.2)	1.7	20.9	0.9
Translation adjustments of long-term intercompany loans	17.0	14.4	21.1	16.7
Unrealized (loss) gain on investments, net of income taxes of $(0.7), $1.0, $(0.3) and $1.3, respectively	(3.3)	(0.2)	(1.6)	1.5
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.3, $0.4, $0.5 and $0.4, respectively	0.7	1.3	1.3	1.3
Total other comprehensive income (loss)	57.1	8.1	(62.5)	8.0
Comprehensive income	$162.8	$117.9	$108.9	$187.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	6 Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$171.4	$179.9
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	37.6	43.2
Deferred income taxes	45.5	5.0
Provision for doubtful accounts	9.0	10.3
Share-based compensation	14.8	23.9
Excess tax benefit on exercise of share-based awards	(0.8)	(2.9)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(280.1)	(223.6)
Other assets	(94.0)	(99.1)
Other liabilities	135.4	47.3
Cash provided by (used in) operating activities	38.8	(16.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20.1)	(20.6)
Acquisitions of businesses, net of cash acquired	(30.4)	(23.7)
Proceeds from the sale of property and equipment	3.5	0.3
Cash used in investing activities	(47.0)	(44.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(1.8)	15.9
Proceeds from long-term debt	0.1	—
Repayments of long-term debt	(1.5)	(1.2)
Proceeds from share-based awards	29.1	18.9
Other share-based award transactions	(6.3)	(6.1)
Repurchases of common stock	(168.7)	(16.7)
Dividends paid	(62.1)	(39.0)
Cash used in financing activities	(211.2)	(28.2)

Effect of exchange rate changes on cash	(13.9)	(10.9)
Change in cash and cash equivalents	(233.3)	(99.1)
Cash and cash equivalents, beginning of year	699.2	737.6
Cash and cash equivalents, end of period	$465.9	$638.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$25.3	$28.8
Income taxes (refunded) paid, net	$(6.0)	$27.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2015 and 2014
(in millions, except share and per share data)

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

Subsequent Events

In June 2015, we entered into an agreement to acquire 7S Group GmbH (“7S”). Based primarily in Germany, 7S is a specialized provider of human resource services focusing on a number of core sectors including skilled trades, engineering and information technology (IT). Under the terms of the agreement, the purchase price is approximately $144.9 (€136.5) with an earn-out opportunity based upon 2015 results from operations. The closing of the agreement is subject to German regulatory approval. The acquisition is expected to be completed later this year.

We entered into an agreement, effective in July 2015, to sell a portion of our French payroll tax credits earned in 2014 for net proceeds of approximately $130.0 (€120.1). We will derecognize this receivable upon the sale date as the terms of the agreement are such that the transaction qualifies for sale treatment according to the accounting guidance on the transfer and servicing of assets.

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

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us in the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

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

In April 2015, the FASB issued new accounting guidance on debt issuance costs. The new guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the associated liability, consistent with debt discounts. The guidance is effective for us in 2016. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In May 2015, the FASB issued new accounting guidance on customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for us in 2016. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended June 30, 2015 and 2014, we recognized share-based compensation expense of $8.1 and $13.1, respectively, and $14.8 and $23.9 for the six months ended June 30, 2015 and 2014, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $29.1 and $18.9 for the six months ended June 30, 2015 and 2014, respectively. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $30.4 and $23.7 for the six months ended June 30, 2015 and 2014, respectively.

(5) Restructuring Costs

During the six months ended June 30, 2015, we made payments of $4.8 out of our restructuring reserve that was created in 2012 and 2013. We expect a majority of the remaining $8.1 reserve will be paid by the end of 2015.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2015	$1.1	$2.3	$5.8	$0.5	$2.3	$0.9	$12.9
Costs paid or utilized	(0.3)	(0.6)	(2.3)	(0.1)	(1.2)	(0.3)	(4.8)
Balance, June 30, 2015	$0.8	$1.7	$3.5	$0.4	$1.1	$0.6	$8.1

(1) Balances related to the United States were $1.0 and $0.4 as of January 1, 2015 and June 30, 2015, respectively.
(2) Balances related to France were $2.1 and $1.6 as of January 1, 2015 and June 30, 2015, respectively. Italy had no restructuring reserves recorded as of either January 1, 2015 or June 30, 2015.

(6) Income Taxes

We recorded income tax expense at an effective rate of 38.3% for the three months ended June 30, 2015, as compared to an effective rate of 38.8% for the three months ended June 30, 2014. The 2015 rate was favorably impacted by the effect of discrete tax items, partially offset by the unfavorable impact of the strengthening of the United States dollar resulting in a decrease to non-U.S. income. The 38.3% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 38%, due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

We recorded income tax expense at an effective rate of 39.6% for the six months ended June 30, 2015, as compared to an effective rate of 39.5% for the six months ended June 30, 2014. The 39.6% effective tax rate for the six months ended June 30, 2015 was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, repatriations, valuation allowances and other permanent items.

As of June 30, 2015, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $32.2. We had related tax benefits of $1.4, and the net amount of $30.8 would favorably impact the effective tax rate if recognized. As of December 31, 2014, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $30.8. We had related tax benefits of $1.4 for a net amount of $29.4. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in 80 countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2008 through 2014 for our major operations in France, Germany, Italy, Japan, the United Kingdom and the United States. As of June 30, 2015, we are subject to tax audits in Austria, Canada, Denmark, France, Germany, Norway, Russia and Spain. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended		6 months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings available to common shareholders	$105.7	$109.8	$171.4	$179.9

Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	78.3	79.9	78.5	79.9
Effect of dilutive securities - stock options	0.6	0.7	0.6	0.7
Effect of other share-based awards	0.4	0.8	0.4	0.8
Weighted-average common shares outstanding - diluted	79.3	81.4	79.5	81.4

Net earnings per share - basic:	$1.35	$1.37	$2.18	$2.25
Net earnings per share - diluted:	$1.33	$1.35	$2.16	$2.21

There were 0.3 million and 0.2 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended June 30, 2015 and 2014, respectively, and the calculation of net earnings per share – diluted for the six months ended June 30, 2015 and 2014, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, amortizable intangible assets and intangible assets that do not require amortization, as follows:

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,083.6	$—	$1,083.6	$1,075.2	$—	$1,075.2
Intangible assets:
Finite-lived:
Technology	$—	$—	$—	$19.6	$19.6	$—
Franchise agreements	—	—	—	18.0	18.0	—
Customer relationships	364.3	241.1	123.2	359.9	225.6	134.3
Other	9.9	9.1	0.8	14.2	13.0	1.2
	374.2	250.2	124.0	411.7	276.2	135.5
Indefinite-lived:
Tradenames(2)	54.0	—	54.0	54.0	—	54.0
Reacquired franchise rights	97.0	—	97.0	97.3	—	97.3
	151.0	—	151.0	151.3	—	151.3
Total intangible assets	$525.2	$250.2	$275.0	$563.0	$276.2	$286.8

(1) Balances were net of accumulated impairment loss of $513.4 as of both June 30, 2015 and December 31, 2014.
(2) Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2015 and December 31, 2014.

Total consolidated amortization expense related to intangible assets for the remainder of 2015 is expected to be $15.4 and in each of the next five years is expected to be as follows: 2016 - $26.8, 2017 - $23.6, 2018 - $20.9, 2019 - $16.7 and 2020 - $13.4.

 Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2015	$466.3	$100.5	$311.3	$70.1	$62.1	$64.9	$1,075.2
Goodwill acquired	0.6	—	18.3	9.0	—	—	27.9
Currency and other impacts	(1.2)	(7.2)	(9.0)	(2.1)	—	—	(19.5)
Balance, June 30, 2015	$465.7	$93.3	$320.6	$77.0	$62.1	$64.9	$1,083.6

(1) Balances related to the United States were $450.4 as of both January 1, 2015 and June 30, 2015.
(2) Balances related to France were $76.9 and $70.8 as of January 1, 2015 and June 30, 2015, respectively. Balances related to Italy were $5.0 and $4.6 as of January 1, 2015 and June 30, 2015, respectively.
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

Goodwill balances by reporting unit were as follows:

	June 30,	January 1,
	2015	2015
United States	$505.9	$505.9
Netherlands	97.3	85.9
United Kingdom	86.6	85.9
France	70.8	76.9
Right Management	62.1	62.1
Other reporting units	260.9	258.5
Total goodwill	$1,083.6	$1,075.2

We did not perform an interim impairment test of our goodwill and indefinite-lived intangible assets in the six months ended June 30, 2015 as we noted no significant indicators of impairment as of June 30, 2015.

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$1.7	$2.1	$3.5	$4.1
Interest cost	2.7	3.4	5.4	6.7
Expected return on assets	(2.8)	(3.5)	(5.6)	(6.8)
Other	1.1	1.0	2.2	2.0
Total benefit cost	$2.7	$3.0	$5.5	$6.0

	Retiree Health Care Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest cost	$0.1	$0.2	$0.3	$0.4
Net loss	(0.1)	—	(0.3)	—
Total benefit cost	$—	$0.2	$—	$0.4

During the three and six months ended June 30, 2015, contributions made to our pension plans were $2.6 and $5.3, respectively, and contributions made to our retiree health care plan were $0.4 and $0.7, respectively. During 2015, we expect to make total contributions of approximately $12.4 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	June 30,	December 31,
	2015	2014
Foreign currency translation	$(130.6)	$(26.4)
Translation loss on net investment hedge, net of income taxes of $(4.6) and $(16.4), respectively	(3.6)	(24.5)
Translation loss on long-term intercompany loans	(52.3)	(73.4)
Unrealized gain on investments, net of income taxes of $3.4 and $3.7, respectively	15.1	16.7
Defined benefit pension plans, net of income taxes of $(29.5) and $(30.1), respectively	(50.6)	(52.1)
Retiree health care plan, net of income taxes of $2.3 and $2.4, respectively	4.3	4.5
Accumulated other comprehensive loss	$(217.7)	$(155.2)

On April 28, 2015 and April 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.80 and $0.49 per share, respectively. The 2015 dividend was paid on June 15, 2015 to shareholders of record on June 1, 2015. The 2014 dividend was paid on June 16, 2014 to shareholders of record on June 2, 2014.

We currently have authorization from our Board of Directors to repurchase 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first half of 2015, we repurchased 2.2 million shares at a cost of $187.2 under this authorization, including 2.0 million shares at a cost of $168.7 that settled as of June 30, 2015, and 0.2 million shares at a total cost of $18.5 that settled in July. The share repurchases that settled in July are not reflected in the treasury stock in our Consolidated Balance Sheets as of June 30, 2015. There were 4.0 million shares as of June 30, 2015, and 3.8 million shares, after including the 0.2 million share repurchases that settled in July, remaining authorized for repurchase under this authorization.

(11) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest expense	$8.2	$9.3	$16.2	$17.9
Interest income	(0.7)	(1.1)	(1.2)	(2.0)
Foreign exchange (gain) loss	—	(0.9)	0.7	(2.1)
Miscellaneous (income) expense, net	(0.3)	0.6	2.1	3.3
Interest and other expenses	$7.2	$7.9	$17.8	$17.1

(12) Derivative Financial Instruments and Fair Value Measurements

We are exposed to various risks relating to our ongoing business operations. Among these risks are foreign currency exchange rate risk and interest rate risk, which can be managed through the use of derivative instruments. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We have historically managed interest rate risk through the use of a combination of fixed and variable rate borrowings and interest rate swap agreements. In accordance with accounting guidance on derivative instruments and hedging activities, we record all of our derivative instruments as either an asset or liability measured at their fair value.

A portion of the €350.0 ($390.1) notes due June 2018 were designated as an economic hedge of our net investment in our foreign subsidiaries with a Euro functional currency as of June 30, 2015. For derivatives designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive loss, net of taxes. We had an unrealized translation loss of $3.5 and

$24.5 as of June 30, 2015 and December 31, 2014, respectively, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a gain in interest and other expenses of $1.6 and $0.2 for the three months ended June 30, 2015 and 2014, respectively, and $1.8 and $0.2 for the six months ended June 30, 2015 and 2014, respectively, associated with those forward contracts, which offset the loss and gain recorded for the items noted above.

On occasion, forward contracts are designated as an economic hedge of our net investment in our foreign subsidiaries. As of June 30, 2015 we had a translation loss of $0.1 included in accumulated other comprehensive loss, as the net investment hedge was deemed effective.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 were as follows:

		Fair Value Measurements Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$86.6	$86.6	$—	$—
Foreign currency forward contracts	2.0	—	2.0	—
	$88.6	$86.6	$2.0	$—

Liabilities
Foreign currency forward contracts	$0.4	$—	$0.4	$—
	$0.4	$—	$0.4	$—

		Fair Value Measurements Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$81.4	$81.4	$—	$—
Foreign currency forward contracts	0.1	—	0.1	—
	$81.5	$81.4	$0.1	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the value from either directly or indirectly observable third parties.

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $430.3 and $471.6 as of June 30, 2015 and December 31, 2014, respectively, compared to a carrying value of $390.1 and $423.4, respectively.

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

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues from services:
Americas:
United States (a)	$762.6	$775.9	$1,487.7	$1,496.4
Other Americas	368.1	375.2	727.4	725.8
	1,130.7	1,151.1	2,215.1	2,222.2
Southern Europe:
France	1,202.6	1,412.1	2,243.4	2,629.4
Italy	319.3	313.9	589.4	588.6
Other Southern Europe	244.3	243.0	470.5	473.0
	1,766.2	1,969.0	3,303.3	3,691.0

Northern Europe	1,335.6	1,527.8	2,658.9	2,991.7
APME	556.6	594.0	1,089.7	1,167.7
Right Management	72.2	79.8	136.5	153.1
Consolidated (b)	$4,861.3	$5,321.7	$9,403.5	$10,225.7

Operating unit profit: (c)
Americas:
United States	$41.7	$29.7	$59.1	$43.1
Other Americas	14.5	14.0	27.3	26.6
	56.2	43.7	86.4	69.7
Southern Europe:
France	66.9	71.9	117.2	123.1
Italy	19.8	18.3	33.8	30.9
Other Southern Europe	6.3	5.7	11.0	10.3
	93.0	95.9	162.0	164.3

Northern Europe	35.8	46.2	69.1	84.6
APME	18.5	21.0	37.3	41.2
Right Management	11.7	12.7	17.3	21.0
	215.2	219.5	372.1	380.8
Corporate expenses	(28.9)	(23.7)	(55.6)	(49.9)
Intangible asset amortization expense (c)	(7.6)	(8.4)	(15.0)	(16.6)
Operating profit	178.7	187.4	301.5	314.3
Interest and other expenses	(7.2)	(7.9)	(17.8)	(17.1)
Earnings before income taxes	$171.5	$179.5	$283.7	$297.2

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.9 for both the three months ended June 30, 2015 and 2014, and $7.3 for both the six months ended June 30, 2015 and 2014. These fees are primarily based on revenues generated by the franchise offices, which were $184.6 and $190.3 for the three months ended June 30, 2015 and 2014, respectively, and $353.3 and $359.4 for the six months ended June 30, 2015 and 2014, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $6.0 and $6.4 for the three months ended June 30, 2015 and 2014, respectively, and $11.5 and $11.9 for the six months ended June 30, 2015 and 2014, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $276.3 and $286.6 for the three months ended June 30, 2015 and 2014, respectively, and $526.2 and $543.2 for the six months ended June 30, 2015 and 2014, respectively.

(c)
We evaluate segment performance based on operating unit profit (“OUP”), which is equal to segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to acquisitions, interest and other income and expense amounts or income taxes.

(14) Contingencies
In the second quarter of 2014, we recorded legal costs of $9.0 in the United States related to a settlement agreement in connection with a lawsuit in California involving allegations regarding our wage statements. The settlement agreement was approved by the court at a final hearing in June 2015. We believe that the settlement was in our best interest to avoid the costs and disruption of ongoing litigation.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 24 through 26 for further information on constant currency and organic constant currency.

Business Overview

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. During these periods of increasing demand as we saw in the first half of 2015, we are able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

During the first half of 2015, the United States dollar strengthened against the currencies in most of our major markets, having a significant unfavorable impact on our reported results. While our reported revenues from services declined 8.7% from the second quarter of 2014 and our reported operating profit declined 4.7%, these results were significantly impacted by the changes in foreign currency exchange rates and do not reflect the performance of our underlying business. The changes in the foreign currency exchange rates had a 15.3% unfavorable impact on revenues from services, a 17.2% unfavorable impact on operating profit and an approximately $0.23 per share unfavorable impact on net earnings per share – diluted. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and, therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In the three months ended June 30, 2015, we experienced constant currency revenue growth in most of our markets. Our consolidated revenues were up 6.6% in constant currency (-8.7% as reported) in the quarter, unchanged from the 6.6% constant currency growth in the first quarter of 2015 due primarily to continued solid growth in Southern Europe. We continue to experience uneven economic conditions in Europe and certain of our major markets, and further recovery may be slow or somewhat volatile. Our staffing/interim business had solid growth in the quarter, along with a 19.9% constant currency increase (5.4% as reported) in our permanent recruitment business and strong growth in all of our ManpowerGroup Solutions offerings. At Right Management, we continued to experience revenue declines as the demand for our counter-cyclical outplacement services decreased 0.4% in constant currency (-8.9% as reported) and revenues from our talent management services decreased 3.9% in constant currency (-11.1% as reported).

Our gross profit margin in the second quarter of 2015 compared to 2014 increased due to growth in our permanent recruitment business and a favorable mix impact due to the changes in currency exchange rates, partially offset by the decline in our staffing gross profit margin. Our staffing gross profit margin decline in the second quarter of 2015 compared to 2014 was primarily driven by Manpower business mix changes in Northern Europe as we saw higher growth from our lower-margin markets as well as higher growth from our lower-margin business in certain markets.

Our profitability improved in the quarter with operating profit up 12.5% in constant currency (-4.7% as reported) and operating profit margin up 20 basis points compared to the second quarter of 2014. We continue to monitor expenses closely to ensure we maintain the full benefit of the simplification and cost recalibration plan initiatives that resulted in a lower cost base for the company as we streamlined our organization, while investing appropriately to support the growth in the business. During the second quarter of 2015, we added recruiters and certain other staff to support the increased demand for our services. We have also seen an increase in our variable incentive costs due to the improved profitability. Even with these investments, we saw improved operational leverage in the quarter as we were able to support the higher revenue level without a similar increase in expenses in constant currency.

Operating Results - Three Months Ended June 30, 2015 and 2014

The following table presents selected consolidated financial data for the three months ended June 30, 2015 as compared to 2014.

(in millions, except per share data)	2015	2014	Variance	Constant Currency Variance
Revenues from services	$4,861.3	$5,321.7	-8.7%	6.6%
Cost of services	4,030.7	4,424.4	-8.9	6.6
Gross profit	830.6	897.3	-7.4	6.7
Gross profit margin	17.1%	16.9%
Selling and administrative expenses	651.9	709.9	-8.2	5.2
Operating profit	178.7	187.4	-4.7	12.5
Operating profit margin	3.7%	3.5%
Interest and other expenses	7.2	7.9	-9.2
Earnings before income taxes	171.5	179.5	-4.5	12.3
Provision for income taxes	65.8	69.7	-5.8
Effective income tax rate	38.3%	38.8%
Net earnings	$105.7	$109.8	-3.7	12.6
Net earnings per share – diluted	$1.33	$1.35	-1.5	15.6
Weighted average shares – diluted	79.3	81.4	-2.5%

The year-over-year decrease in revenues from services of 8.7% (increase of 6.6% in constant currency and 5.7% in organic constant currency) was attributed to:

•	a 15.3% decrease due to the impact of changes in the currency exchange rates;

•
revenue decrease in the United States of 1.7% primarily driven by a decline in demand for our staffing/interim services in the industrial, engineering and finance markets, partially offset by solid growth in our permanent recruitment business and in our MSP and RPO offerings within the ManpowerGroup Solutions business; and

•
decreased demand for services at Right Management, where revenues decreased 1.5% in constant currency (-9.6% as reported), including a 0.4% constant currency decline (-8.9% as reported) in our outplacement services and a 3.9% constant currency decline (-11.1% as reported) in our talent management business; partially offset by

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 10.6% (9.5% in organic constant currency; -10.3% as reported) and 4.5% (3.8% in organic constant currency; -12.6% as reported), respectively. This included a constant currency revenue increase in France of 5.5% (4.3% in organic constant currency; -14.8% as reported) as we experienced continued stabilization. This increase also included a constant currency revenue increase in Italy of 25.9% (1.7% as reported) due to improving demand. We also experienced organic constant currency revenue growth in Spain, the United Kingdom, Germany, and the Nordics of 31.0%, 10.7%, 7.4% and 2.4%, respectively (10.4%, 0.8%, -13.2% and -19.8%, respectively, as reported); and

•
revenue increase in APME of 5.7% in constant currency (3.1% in organic constant currency; -6.3% as reported) primarily due to a 12.8% constant currency increase (0.4% as reported) in our permanent recruitment business, an increase in our ManpowerGroup Solutions business and an increase in our staffing/interim revenues due to acquisitions.

The year-over-year 20 basis point (0.20%) increase in gross profit margin was primarily attributed to:

•	a 20 basis point (0.20%) favorable impact due to the 19.9% constant currency growth (5.4% as reported) in our permanent recruitment business; and

•	a 20 basis point (0.20%) increase due to the impact on mix of the changes in currency exchange rates; partially offset by

•
a 20 basis point (-0.20%) unfavorable impact from the decline in our staffing/interim margin due to a decrease in our Manpower staffing margin as a result of business mix changes in Northern Europe as we saw higher growth from our lower-margin markets as well as higher growth from our lower-margin business in certain markets, partially offset by improved margins in the United States as a result of strong price discipline, effective management of workers' compensation and health care costs, and lower state unemployment tax rates.

The 8.2% decrease in selling and administrative expenses in the second quarter of 2015 (increase of 5.2% in constant currency and 4.1% in organic constant currency) was attributed to:

•	a 13.4% decrease due to the impact of changes in the currency exchange rates; and

•
legal costs of $9.0 million in the second quarter of 2014 in the United States related to a settlement agreement, which we did not incur in the second quarter of 2015 (see the Employment-Related Items section for additional information); partially offset by

•
a 4.5% increase in constant currency (-8.5% as reported) in organic salary-related costs primarily because of additional headcount to support an increased demand for our services and an increase in our variable incentive-based costs due to improved operating results;

•	an increase in other non-personnel related costs, excluding the legal costs noted above, as a result of increased demand for our services; and

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in Southern Europe, Northern Europe and APME.

Selling and administrative expenses as a percent of revenues increased 10 basis points (0.10%) in the second quarter of 2015 compared to 2014 as a 20 basis point (0.20%) unfavorable impact on the mix of the changes in currency exchange rates was partially offset by a 10 basis point (-0.10%) favorable impact due to the decrease of legal costs noted above.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $7.2 million in the second quarter of 2015 compared to $7.9 million in the second quarter of 2014. Net interest expense decreased $0.7 million in the second quarter of 2015 to $7.5 million from $8.2 million in the second quarter of 2014 due primarily to the favorable impact of currency exchange rates. Foreign exchange gains in the second quarter of 2015 were $0.0 million compared to $0.9 million in the second quarter of 2014. Miscellaneous income was $0.3 million in the second quarter of 2015 compared to miscellaneous expense of $0.6 million in the second quarter of 2014. For our Venezuela reporting unit, we use the official exchange rate to convert the Bolivar Fuerte currency (“BsF”) to the functional currency of the United States dollar (“USD”), which is currently set at 6.3 BsF to 1 USD. Any change to the official exchange rate would not have a material impact on our operating results.

We recorded income tax expense at an effective rate of 38.3% for the three months ended June 30, 2015, as compared to an effective rate of 38.8% for the three months ended June 30, 2014. The 2015 rate was favorably impacted by the effect of discrete tax items, partially offset by the unfavorable impact of the strengthening of the United States dollar resulting in a decrease to non-U.S. income. The 38.3% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 38%, due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $1.33 for the three months ended June 30, 2015 compared to $1.35 for the three months ended June 30, 2014. Foreign currency exchange rates negatively impacted net earnings per share - diluted by approximately $0.23 per share for the three months ended June 30, 2015.

Weighted average shares - diluted decreased 2.5% to 79.3 million for the three months ended June 30, 2015 from 81.4 million for the three months ended June 30, 2014. This decrease was due to the impact of share repurchases completed since the second quarter of 2014, partially offset by shares issued as a result of exercises and vesting of share-based awards since the second quarter of 2014.

Operating Results - Six Months Ended June 30, 2015 and 2014

The following table presents selected consolidated financial data for the six months ended June 30, 2015 as compared to 2014.

(in millions, except per share data)	2015	2014	Variance	Constant Currency Variance
Revenues from services	$9,403.5	$10,225.7	-8.0%	6.6%
Cost of services	7,810.9	8,511.9	-8.2	6.6
Gross profit	1,592.6	1,713.8	-7.1	6.7
Gross profit margin	16.9%	16.8%
Selling and administrative expenses	1,291.1	1,399.5	-7.7	5.1
Operating profit	301.5	314.3	-4.1	14.1
Operating profit margin	3.2%	3.1%
Interest and other expenses	17.8	17.1	4.4
Earnings before income taxes	283.7	297.2	-4.6	13.3
Provision for income taxes	112.3	117.3	-4.4
Effective income tax rate	39.6%	39.5%
Net earnings	$171.4	$179.9	-4.7	12.7
Net earnings per share – diluted	$2.16	$2.21	-2.3	15.4
Weighted average shares – diluted	79.5	81.4	-2.3%

The year-over-year decrease in revenues from services of 8.0% (increase of 6.6% in constant currency and 5.9% in organic constant currency) was attributed to:

•	a 14.6% decrease due to the impact of changes in the currency exchange rates;

•
revenue decrease in the United States of 0.6% primarily driven by a decline in demand for our staffing/interim services in the industrial, engineering and finance markets, partially offset by solid growth in our permanent recruitment business and in our MSP and RPO offerings within the ManpowerGroup Solutions business; and

•
decreased demand for services at Right Management, where revenues decreased 3.1% in constant currency (-10.8% as reported), including a 2.9% constant currency decline (-10.8% as reported) in our outplacement services and a 3.3% constant currency decline (-10.8% as reported) in our talent management business; partially offset by

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 9.6% (8.7% in organic constant currency; -10.5% as reported) and 6.0% (5.1% in organic constant currency; -11.1% as reported), respectively. This included a constant currency revenue increase in France of 4.9% (4.1% in organic constant currency; -14.7% as reported) as we experienced stabilization. This increase also included a constant currency revenue increase in Italy of 23.2% (0.1% as reported) due to improving demand. We also experienced organic constant currency revenue growth in Spain, the United Kingdom, and Germany of 29.0%, 14.4%, and 5.8%, respectively (9.6%, 4.5% and -13.9%, respectively, as reported); and

•
revenue increase in APME of 3.9% in constant currency (2.5% in organic constant currency; -6.7% as reported) primarily due to a 9.8% constant currency increase (-1.3% as reported) in our permanent recruitment business, an increase in our ManpowerGroup Solutions business and an increase in our staffing/interim revenues due to acquisitions.

The year-over-year 10 basis point (0.10%) increase in gross profit margin was primarily attributed to:

•	a 20 basis point (0.20%) favorable impact due to the 18.3% constant currency growth (4.5% as reported) in our permanent recruitment business; and

•	a 10 basis point (0.10%) increase due to the impact on mix of the changes in currency exchange rates; partially offset by

•
a 20 basis point (-0.20%) unfavorable impact from the decline in our staffing margin due to general pricing pressures in certain markets and the impact of business mix as we saw higher growth from our lower-margin markets as well as higher growth from our lower-margin business in certain markets, partially offset by improved margins in the United States as a result of strong price discipline, effective management of workers' compensation and health care costs, and lower state unemployment tax rates.

The 7.7% decrease in selling and administrative expenses for the six months ended June 30, 2015 (increase of 5.1% in constant currency and 4.0% in organic constant currency) was attributed to:

•	a 12.8% decrease due to the impact of changes in the currency exchange rates; and

•
legal costs of $9.0 million in the first half of 2014 in the United States related to a settlement agreement, which we did not incur in the first half of 2015 (see the Employment-Related Items section for additional information); partially offset by

•
a 4.6% increase in constant currency (-7.9% as reported) in organic salary-related costs primarily because of additional headcount to support an increased demand for our services and an increase in our variable incentive-based costs due to improved operating results;

•	an increase in other non-personnel related costs, excluding the legal costs noted above, as a result of increased demand for our services; and

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in Southern Europe, Northern Europe and APME.

Selling and administrative expenses as a percent of revenues remained flat for the six months ended June 30, 2015 compared to 2014 as the 10 basis point (-0.10%) favorable impact from better expense leverage and a 10 basis point (-0.10%) favorable impact due to the decrease of legal costs noted above was offset by a 20 basis point (0.20%) unfavorable impact on the mix of the changes in currency exchange rates.

Interest and other expenses were $17.8 million for the six months ended June 30, 2015 compared to $17.1 million for the six months ended June 30, 2014. Net interest expense decreased $0.9 million for the six months ended June 30, 2015 to $15.0 million from $15.9 million for the six months ended June 30, 2014 due primarily to the favorable impact of currency exchange rates. Other expenses were $2.8 million for the six months ended June 30, 2015 compared to $1.2 million for the six months ended June 30, 2014 due to foreign exchange gains recorded in the first half of 2014. Foreign exchange loss in the first half of 2015 was $0.7 million compared to a foreign exchange gain of $2.1 million in the first half of 2014. Miscellaneous expenses, net were $2.1 million in the first half of 2015 compared to $3.3 million in the first half of 2014.

We recorded income tax expense at an effective rate of 39.6% for the six months ended June 30, 2015, as compared to an effective rate of 39.5% for the six months ended June 30, 2014. The 39.6% effective tax rate for the six months ended June 30, 2015 was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $2.16 for the six months ended June 30, 2015 compared to $2.21 for the six months ended June 30, 2014. Foreign currency exchange rates negatively impacted net earnings per share - diluted by approximately $0.39 per share for the six months ended June 30, 2015.

Weighted average shares - diluted decreased 2.3% to 79.5 million for the six months ended June 30, 2015 from 81.4 million for the six months ended June 30, 2014. This decrease was due to the impact of share repurchases completed since the second quarter of 2014, partially offset by shares issued as a result of exercises and vesting of share-based awards since the second quarter of 2014.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 1.8% (increase of 3.5% in constant currency) in the second quarter of 2015 compared to 2014. In the United States, revenues from services decreased 1.7% in the second quarter of 2015 compared to 2014, primarily driven by a decline in demand for our Manpower staffing services, primarily due to a change in specific client mix within our industrial sector. We also experienced a decline in our interim service revenues within our Experis business due to declines in our engineering and finance sectors as a result of the continued slowdown in the oil and gas industry. These declines were partially offset by a 40.3% increase in our permanent recruitment business and solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business. In Other Americas, revenues from services decreased 1.9% (increase of 14.4% in constant currency) in the second quarter of 2015 compared to 2014. We experienced constant currency revenue declines in Brazil and Canada of 9.0% and 3.4%, respectively, offsetting revenue growth in Mexico, Argentina primarily due to inflation, Colombia and Peru of 13.1%, 40.2%, 10.9% and 27.8%, respectively (-4.0%, 26.1%, -15.0%, and 13.5%, respectively, as reported).

In the Americas, revenues from services decreased 0.3% (increase of 4.6% in constant currency) in the first six months ended June 30, 2015 compared to 2014. In the United States, revenues from services decreased 0.6% in the first six months ended June 30,

2015 compared to 2014. The revenue decrease in the United States was primarily driven by a decline in our interim service revenues within our Experis business, despite 1.5% growth in our IT sector, due to declines in our engineering and finance sectors as a result of the slowdown in the oil and gas industry and stronger price discipline. We also experienced a slight decline in demand for our Manpower staffing services, likely due to the winter storms in the first quarter of 2015, a longshoreman’s strike on the West Coast in the first quarter of 2015, the strengthening of the United States dollar and a change in specific client mix within our industrial sector. These declines were partially offset by a 32.5% increase in our permanent recruitment business and strong growth in our MSP and RPO offerings within the ManpowerGroup Solutions business. In Other Americas, revenues from services increased 0.2% (15.2% in constant currency) in the first six months ended June 30, 2015 compared to 2014. We experienced constant currency revenue growth in Mexico, Argentina primarily due to inflation, Colombia and Peru of 11.6%, 33.5%, 25.1% and 24.8%, respectively (-3.3%, 18.3%, -1.2%, and 12.8%, respectively, as reported).

Gross profit margin increased in both the second quarter and first half of 2015 compared to 2014 as a result of the favorable impact from the growth in our permanent recruitment and ManpowerGroup Solutions businesses, and improved staffing/interim margins in the United States due to strong price discipline, effective management of workers' compensation and health care costs, and lower state unemployment tax rates. These increases were partially offset by decreases in our staffing/interim margins within some of our markets in the Other Americas due to general pricing pressures and client mix changes.

In the second quarter of 2015, selling and administrative expenses decreased 2.4% (increase of 1.1% in constant currency) due to the legal costs of $9.0 million recorded in the United States in the second quarter of 2014, which we did not incur in 2015. This favorable impact was partially offset by an increase in salary-related costs because of an increase in our variable incentive-based costs due to improved operating results.

In the first six months ended June 30, 2015, selling and administrative expenses increased 0.1% (3.4% in constant currency) due to the increase in salary-related costs because of an increase in our variable incentive-based costs due to improved operating results. This unfavorable impact was partially offset by the legal costs of $9.0 million recorded in the United States in the first half of 2014, which we did not incur in 2015.

Operating Unit Profit (“OUP”) margin in the Americas was 5.0% and 3.8% for the second quarter of 2015 and 2014, respectively. In the United States, OUP margin increased to 5.5% in the second quarter of 2015 from 3.8% in 2014 due to the improvement in the gross profit margin along with the decrease in legal costs noted above, partially offset by the increase in salary-related costs as a result of an increase in our variable incentive-based costs due to improved operating results. Other Americas OUP margin was 3.9% in the second quarter of 2015 and compared to 3.7% in 2014 due to better operational leverage, as we were able to control our expenses while revenues and gross profit margin declined slightly.

OUP margin in the Americas was 3.9% and 3.1% for the first six months ended June 30, 2015 and 2014, respectively. In the United States, OUP margin increased to 4.0% in the first six months ended June 30, 2015 from 2.9% in 2014 due to the improvement in the gross profit margin along with the decrease in legal costs noted above, partially offset by the increase in salary-related costs as a result of an increase in our variable incentive-based costs due to improved operating results. Other Americas OUP margin was 3.7% for both the first six months ended June 30, 2015 and 2014 as a decline in the gross profit margin was offset by better operational leverage, because we were able to support an increase in revenues without a similar increase in expenses.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services decreased 10.3% (increase of 10.6% in constant currency and 9.5% in organic constant currency) in the second quarter of 2015 compared to 2014. In the second quarter of 2015, revenues from services increased in constant currency 5.5% (4.3% in organic constant currency; decrease of -14.8% as reported) in France, which represents 68% of Southern Europe’s revenues, and 25.9% (1.7% as reported) in Italy, which represents 18% of Southern Europe’s revenues. The organic constant currency increase in France was primarily due to the market, which is showing some growth, though uneven throughout the quarter. The constant currency increase in Italy was mostly due to increased demand for our Manpower staffing services due to improving, albeit fragile, economic conditions, a new contract with the Milan Expo as the HR Premium Partner for providing temporary staffing and workforce solutions, a 44.6% constant currency increase (16.9% as reported) in the permanent recruitment business, and strong growth in our other ManpowerGroup Solutions business partly due to the new contract with the Milan Expo. In Other Southern Europe, revenues from services increased 0.6% (20.9% in constant currency and 18.3% in organic constant currency) during the second quarter of 2015 compared to 2014. The constant currency increase was primarily driven by the 36.6% constant currency increase (31.0% in organic constant currency; 10.4% as reported) in Spain due to strong execution in selling clients our full suite of offerings.

Revenues from services decreased 10.5% (increase of 9.6% in constant currency and 8.7% in organic constant currency) in the first six months ended June 30, 2015 compared to 2014. In the first six months ended June 30, 2015, revenues from services increased in constant currency 4.9% (4.1% in organic constant currency; decrease of -14.7% as reported) in France and 23.2% (0.1% as reported) in Italy. The organic constant currency increase in France was primarily due to the market, which is showing some growth. The constant currency increase in Italy was mostly due to increased demand for our Manpower staffing services due to improving economic conditions, the new contract with the Milan Expo, a 41.5% constant currency increase (15.0% as reported)

in the permanent recruitment business, and strong growth in our other ManpowerGroup Solutions business partly due to the new contract with the Milan Expo. In Other Southern Europe, revenues from services decreased 0.5% (increase of 18.8% in constant currency and 16.3% in organic constant currency) during the first six months ended June 30, 2015 compared to 2014. The constant currency increase was primarily driven by the 34.6% constant currency increase (29.0% in organic constant currency; 9.6% as reported) in Spain due to improving economic conditions and strong execution in selling clients our full suite of offerings.

Gross profit margin increased in both the second quarter and first half of 2015 compared to 2014 primarily due to 20.9% and 20.6%, respectively, constant currency increases (-1.4% and -0.9%, respectively, as reported) in our permanent recruitment business, partially offset by the continued pricing pressures on our staffing/interim margins in some markets.

Selling and administrative expenses decreased 12.0% (increase of 8.5% in constant currency and 6.8% in organic constant currency) during the second quarter of 2015 compared to 2014. Selling and administrative expenses decreased 12.8% (increase of 6.7% in constant currency and 5.5% in organic constant currency) during the first six months ended June 30, 2015 compared to 2014. The constant currency increases are due to an increase in organic salary-related costs because of additional headcount, and other non-personnel related costs to support the constant currency revenue growth, and additional recurring selling and administrative costs incurred as a result of acquisitions.

OUP margin in Southern Europe was 5.3% for the second quarter of 2015 compared to 4.9% for 2014. In France, the OUP margin increased to 5.6% for the second quarter of 2015 from 5.1% in 2014, due to the improvement in our gross profit margin and improved operational leverage as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses. In Italy, the OUP margin increased to 6.2% for the second quarter of 2015 from 5.8% for 2014, due to the growth in our permanent recruitment business and improved operational leverage, as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses, partially offset by a slight decrease in our staffing gross profit margin due to client mix changes and overall pricing pressure. Other Southern Europe’s OUP margin increased to 2.6% for the second quarter of 2015 from 2.4% in 2014 due to improved operational leverage, as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses, partially offset by a slight decrease in our gross profit margin due to continued pricing pressures in some markets.

OUP margin in Southern Europe was 4.9% for the first six months ended June 30, 2015 compared to 4.5% for 2014. In France, the OUP margin was 5.2% for the first six months ended June 30, 2015 compared to 4.7% for 2014, due to the improvement in our gross profit margin and improved operational leverage as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses. In Italy, the OUP margin was 5.7% for the first six months ended June 30, 2015 compared to 5.3% for 2014, due to the growth in our permanent recruitment business and improved operational leverage, as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses, partially offset by a slight decrease in our staffing gross profit margin due to client mix changes and overall pricing pressure. Other Southern Europe’s OUP margin increased to 2.4% for the first six months ended June 30, 2015 from 2.2% in 2014 due to improved operational leverage, as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany and the Netherlands (representing 39%, 20%, 12%, and 9%, respectively, of Northern Europe’s revenues), revenues from services decreased 12.6% (increase of 4.5% in constant currency and 3.8% in organic constant currency) in the second quarter of 2015 compared to 2014. We experienced constant currency revenue growth in the United Kingdom, Germany and the Nordics of 10.7%, 7.4% and 2.4%, respectively (0.8%, -13.2% and -19.8%, respectively, as reported). The revenue growth was primarily attributable to the increase in our staffing/interim business, and a 16.6% constant currency increase (-1.1% as reported) in our permanent recruitment business, mostly due to growth in the United Kingdom. The revenue increase in the Nordics was mostly due to the 9.6% constant currency growth (-13.9% as reported) in Sweden, which was partially offset by the 2.3% constant currency decline (-24.4% as reported) in Norway due to the oil and gas industry.

Revenues from services decreased 11.1% (increase of 6.0% in constant currency and 5.1% in organic constant currency) in the first six months ended June 30, 2015 compared to 2014. We experienced organic constant currency revenue growth in the United Kingdom, Germany and the Nordics of 14.4%, 5.8% and 0.8%, respectively (4.5%, -13.9% and -20.5%, respectively, as reported). The increase in revenues from services was primarily attributable to the increase in our staffing/interim business and a 18.1% constant currency increase (0.1% as reported) in our permanent recruitment business mostly due to growth in the United Kingdom. The revenue increase in the Nordics was mostly due to the 9.6% constant currency growth (-14.5% as reported) in Sweden, which was partially offset by the 6.2% organic constant currency decline (-25.8% as reported) in Norway due to the oil and gas industry.

Gross profit margin decreased in both the second quarter and first half of 2015 compared to 2014 due to the declines in our staffing/interim margins because of business mix changes in our staffing/interim revenues, as higher growth came from our lower-margin clients and markets, and general pricing pressures in several markets. These decreases were partially offset by increases in our permanent recruitment and higher-margin ManpowerGroup Solutions businesses.

Selling and administrative expenses decreased 14.4% (increase of 3.4% in constant currency and 2.2% in organic constant currency) in the second quarter of 2015 compared to 2014. Selling and administrative expenses decreased 12.7% (increase of 5.1% in constant currency and 3.3% in organic constant currency) in the six months ended June 30, 2015 compared to 2014. The constant currency increases in selling and administrative expenses were due primarily to the increase in organic salary-related costs because of permanent recruiters added to support the constant currency increase in the permanent recruitment business and additional recurring selling and administrative costs incurred as a result of acquisitions.

OUP margin for Northern Europe was 2.7% and 3.0% for the second quarter of 2015 and 2014, respectively. OUP margin was 2.6% and 2.8% for the first six months ended June 30, 2015 and 2014, respectively. The decreases in the OUP margins were primarily due to the declines in the gross profit margins, partially offset by better operational leverage, as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses.

APME

In APME, revenues from services decreased 6.3% (increase of 5.7% in constant currency and 3.1% in organic constant currency) in the second quarter of 2015 compared to 2014. In Japan and Australia (which represents 34% and 22% of APME’s revenues, respectively), revenues from services decreased 12.7% and 11.2%, respectively (increase of 3.7% and 6.6%, respectively, in constant currency; -4.1% in organic constant currency in Australia). The constant currency increase in Japan was due to the increased demand for our Manpower staffing services and a 33.3% constant currency increase (12.2% as reported) in our permanent recruitment business. The organic constant currency decrease in Australia was due to the decreased demand for our Manpower staffing services due to the current conditions in this commodity-based economy, partially offset by growth in our ManpowerGroup Solutions business. The revenue increase in the remaining markets in APME is due to an increase in our Manpower staffing service revenues, mostly in Korea, India and Taiwan, and strong growth in our ManpowerGroup Solutions and permanent recruitment businesses.

Revenues from services decreased 6.7% (increase of 3.9% in constant currency and 2.5% in organic constant currency) in the first six months ended June 30, 2015 compared to 2014. In Japan, revenues from services increased 3.5% in constant currency (-11.8% as reported) due to the increased demand for our Manpower staffing services and a 18.9% constant currency increase (1.0% as reported) in our permanent recruitment business. In Australia, revenues from services were down 6.3% in organic constant currency (-0.9% in constant currency; -15.5% as reported) in the first six months ended June 30, 2015 compared to 2014 due to the decreased demand for our Manpower staffing services due to the current conditions in this commodity-based economy, partially offset by growth in our ManpowerGroup Solutions business. The revenue increase in the remaining markets in APME is due to an increase in our Manpower staffing service revenues, mostly in Korea, India and Taiwan partially offset by a decline in China due to continuing impact of the regulatory changes made in 2013, and strong growth in our ManpowerGroup Solutions and permanent recruitment businesses.

Gross profit margin increased in the second quarter of 2015 compared to 2014 due to a 12.8% increase in constant currency (0.4% as reported) in our permanent recruitment business, partially offset by a decrease in our staffing/interim gross profit margin due to business mix changes.

Gross profit margin was flat for the first six months ended June 30, 2015 compared to 2014.

Selling and administrative expenses decreased 4.1% (increase of 8.8% in constant currency and 6.1% in organic constant currency) in the second quarter of 2015 compared to 2014. Selling and administrative expenses decreased 5.1% (increase of 6.3% in constant currency and 4.5% in organic constant currency) in the first six months ended June 30, 2015 compared to 2014. The constant currency increases were due to the increases in organic salary-related costs because of higher headcount to support the constant currency increases in revenues and additional recurring selling and administrative costs incurred as a result of acquisitions.

OUP margin for APME was 3.3% in the second quarter of 2015 compared to 3.5% in 2014. The decrease in OUP margin was due to the increase in salary-related expenses, partially offset by the increase in our gross profit margin.

OUP margin for APME was 3.4% in the first six months ended June 30, 2015 compared to 3.5% in 2014. The decrease in OUP margin was due to the increase in salary-related expenses.

Right Management

Revenues from services decreased 9.6% (-1.5% in constant currency) in the second quarter of 2015 compared to 2014, primarily due to the 8.9% decrease (-0.4% in constant currency) in our outplacement services as the contraction in our European and Asian markets was partially offset by growth in our markets within the Americas. Our talent management business decreased 11.1% (-3.9% in constant currency) in the second quarter of 2015 compared to 2014 due mostly to softening demand in our European markets.

Revenues from services decreased 10.8% (-3.1% in constant currency) in the first six months ended June 30, 2015 compared to 2014, primarily due to the 10.8% decrease (-2.9% in constant currency) in our outplacement services as we experienced softer demand due to the stabilization of economic conditions in many of our markets and counter-cyclical nature of this business. Our talent management business decreased 10.8% (-3.3% in constant currency) in the first half of 2015 compared to 2014 due to softer demand.

Gross profit margin increased in the second quarter of 2015 compared to 2014 due to an increase in the outplacement business gross profit margin and the change in business mix as the higher-margin outplacement business represented a greater percentage of the revenue mix.

Gross profit margin increased in the first six months ended June 30, 2015 compared to 2014 due to the increase in the outplacement business gross profit margin, partially offset by margin deterioration in our talent management business.

Selling and administrative expenses decreased 7.5% (increase of 1.2% in constant currency) in the second quarter of 2015 compared to 2014 and decreased 8.4% (-0.4% in constant currency) in the first six months ended June 30, 2015 compared to 2014. The decreases were due to the cost savings from more efficient delivery solutions and the simplification and cost recalibration actions favorably impacting expense levels.

OUP margin for Right Management was 16.2% in the second quarter of 2015 compared to 16.0% in 2014. The increase is due to the improvement in our gross profit margin, partially offset by expense deleveraging as we were not able to decrease expenses at the same rate as our revenue decrease.

OUP margin was 12.7% in the first six months ended June 30, 2015 compared to 13.7% in 2014. The decrease is due to expense deleveraging as we were not able to decrease expenses at the same rate as our revenue decrease, partially offset by the improvement in our gross profit margin.

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

A reconciliation of these Non-GAAP percentage variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended June 30, 2015 Compared to 2014
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisition/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$762.6	(1.7)%	—%	(1.7)%	—%	(1.7)%
Other Americas	368.1	(1.9)	(16.3)	14.4	—	14.4
	1,130.7	(1.8)	(5.3)	3.5	—	3.5

Southern Europe:
France	1,202.6	(14.8)	(20.3)	5.5	1.2	4.3
Italy	319.3	1.7	(24.2)	25.9	—	25.9
Other Southern Europe	244.3	0.6	(20.3)	20.9	2.6	18.3
	1,766.2	(10.3)	(20.9)	10.6	1.1	9.5

Northern Europe	1,335.6	(12.6)	(17.1)	4.5	0.7	3.8
APME	556.6	(6.3)	(12.0)	5.7	2.6	3.1
Right Management	72.2	(9.6)	(8.1)	(1.5)	—	(1.5)
Consolidated	$4,861.3	(8.7)	(15.3)	6.6	0.9	5.7

Gross Profit	$830.6	(7.4)	(14.1)	6.7	1.2	5.5
Selling and Administrative Expense	$651.9	(8.2)	(13.4)	5.2	1.1	4.1
Operating Profit	$178.7	(4.7)	(17.2)	12.5	1.3	11.2

(a)	In millions for the three months ended June 30, 2015.

	6 Months Ended June 30, 2015 Compared to 2014
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisition/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,487.7	(0.6)%	—%	(0.6)%	—%	(0.6)%
Other Americas	727.4	0.2	(15.0)	15.2	—	15.2
	2,215.1	(0.3)	(4.9)	4.6	—	4.6

Southern Europe:
France	2,243.4	(14.7)	(19.6)	4.9	0.8	4.1
Italy	589.4	0.1	(23.1)	23.2	—	23.2
Other Southern Europe	470.5	(0.5)	(19.3)	18.8	2.5	16.3
	3,303.3	(10.5)	(20.1)	9.6	0.9	8.7

Northern Europe	2,658.9	(11.1)	(17.1)	6.0	0.9	5.1
APME	1,089.7	(6.7)	(10.6)	3.9	1.4	2.5
Right Management	136.5	(10.8)	(7.7)	(3.1)	—	(3.1)
Consolidated	$9,403.5	(8.0)	(14.6)	6.6	0.7	5.9

Gross Profit	$1,592.6	(7.1)	(13.8)	6.7	1.1	5.6
Selling and Administrative Expenses	$1,291.1	(7.7)	(12.8)	5.1	1.1	4.0
Operating Profit	$301.5	(4.1)	(18.2)	14.1	1.5	12.6

(a)  In millions for the six months ended June 30, 2015.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of June 30, 2015, we had $290.4 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred taxes related to those foreign earnings not considered to be permanently invested. As of June 30, 2015, we identified approximately $619.0 million of non-United States earnings that are not permanently invested and may be repatriated in the future as cash needs arise.

Cash provided by operating activities was $38.8 million during the first six months ended June 30, 2015 compared to cash used of $16.0 million during the first six months ended June 30, 2014. This increase is primarily attributable to an increase in accounts payable due to timing of payments. Changes in operating assets and liabilities utilized $238.7 million of cash during the first six months ended June 30, 2015 compared to $275.4 million utilized during the first six months ended June 30, 2014, primarily due to the increase in accounts payable, partially offset by an increase in accounts receivable as a two-day improvement in our Days Sales Outstanding (“DSO”) was offset by increased business volumes.

Net accounts receivable increased to $4,214.2 million as of June 30, 2015 from $4,134.5 million as of December 31, 2014. This increase is due to the increase in business volumes, partially offset by changes in currency exchange rates. At constant exchange rates, the June 30, 2015 balance would have been approximately $200.0 million higher than reported.

Capital expenditures were $20.1 million in the first six months ended June 30, 2015 compared to $20.6 million in the first six months ended June 30, 2014. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $30.4 million and $23.7 million for the first six months ended June 30, 2015 and 2014, respectively.

Cash change due to net debt borrowings was an outflow of $3.2 million in the first six months ended June 30, 2015 compared to an inflow of $14.7 million in the first six months ended June 30, 2014.

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

In July 2015, Moody’s Investors Service upgraded our long-term debt rating to Baa1 from Baa2 while maintaining the stable outlook. This current credit rating is investment grade. Rating agencies use proprietary methodology in determining their ratings and outlook which includes, among other things, financial ratios based upon debt levels and earnings performance. Under the $600.0 million revolving credit agreement, a credit ratings-based pricing grid determines the facility fee and the credit spread that we add to the applicable interbank borrowing rate on all borrowings. At this current credit rating, the annual facility fee is 12.5 basis points paid on the entire facility and the credit spread is 100.0 basis points on any borrowings, compared to 17.5 basis points and 107.5 basis points, respectively, with the previous credit rating.

As of June 30, 2015, we had letters of credit totaling $0.9 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.1 million were available to us under the facility as of June 30, 2015.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 0.46 to 1 and a fixed charge coverage ratio of 4.43 to 1 as of June 30, 2015. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of June 30, 2015, such credit lines totaled $291.4 million, and additional borrowings of $251.3 million could have been made under these lines. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

On April 28, 2015 and April 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.80 and $0.49 per share, respectively. The 2015 dividend was paid on June 15, 2015 to shareholders of record on June 1, 2015. The 2014 dividend was paid on June 16, 2014 to shareholders of record on June 2, 2014.

We currently have authorization from our Board of Directors to repurchase 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. During the first half of 2015, we repurchased 2.2 million shares at a cost of $187.2 million under this authorization, including 2.0 million shares at a cost of $168.7 million that settled as of June 30, 2015, and 0.2 million shares at a total cost of $18.5 million that settled in July. The share repurchases that settled in July are not reflected in the treasury stock in our Consolidated Balance Sheets as of June 30, 2015. There were 4.0 million shares as of June 30, 2015, and 3.8 million shares, after including the 0.2 million share repurchases that settled in July, remaining authorized for repurchase under this authorization.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,317.0 million as of June 30, 2015 compared to $1,372.5 million as of December 31, 2014.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $188.0 million and $172.6 million as of June 30, 2015 and December 31, 2014, respectively, consisting of $142.5 million and $126.8 million for guarantees, respectively, and $45.5 million and $45.8 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.7 million and $1.0 million in the first six months ended June 30, 2015 and 2014, respectively.

During the first half of 2015, we made payments of $4.8 million out of our restructuring reserve that was created in 2012 and 2013. We expect a majority of the remaining $8.1 million reserve will be paid by the end of 2015.

Employment-Related Items

In the second quarter of 2014, we recorded legal costs of $9.0 million in the United States related to a settlement agreement in connection with a lawsuit in California involving allegations regarding our wage statements. The settlement agreement was approved by the court at a final hearing in June 2015. We believe that the settlement was in our best interest to avoid the costs and disruption of ongoing litigation.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In December 2012, the Board of Directors authorized the repurchase of 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, forward repurchase agreements or similar facilities. As of June 30, 2015, there were 4.0 million shares remaining authorized for repurchase under this authorization. As of June 30, 2015, there were 0.2 million shares we repurchased under the prior authorization that did not settle until early July, leaving 3.8 million shares remaining authorized for repurchase. The following table shows the total amount of shares repurchased during the second quarter of 2015.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1- 30, 2015	—	—	—	5,480,767
May 1 - 31, 2015	573,357	$84.95	573,357	4,907,410
June 1 - 30, 2015	925,393	$86.83	925,393	3,982,017

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

(b)
advice and assistance with respect to transfer pricing matters, as well as communicating with various taxing authorities regarding the requirements associated with royalties and inter-company pricing, and tax audits; and

(c)	audit services with respect to certain procedures for governmental requirements.

Item 6 – Exhibits

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.1	Statement of Jonas Prising. Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: July 31, 2015

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.1	Statement of Jonas Prising. Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.