Form 10-Q
period 2015-09-30
ManpowerGroup Inc.
filed 2015-10-30
CIK 871763

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
September 30, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at October 28, 2015
Common Stock, $.01 par value	73,615,821

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	September 30,	December 31,
	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$652.5	$699.2
Accounts receivable, less allowance for doubtful accounts of $106.1 and $111.4, respectively	4,278.9	4,134.5
Prepaid expenses and other assets	126.4	147.8
Future income tax benefits	49.8	52.2
Total current assets	5,107.6	5,033.7

OTHER ASSETS:
Goodwill	1,243.4	1,075.2
Intangible assets, less accumulated amortization of $258.0 and $276.2, respectively	331.7	286.8
Other assets	618.9	636.4
Total other assets	2,194.0	1,998.4

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	595.9	633.5
Less: accumulated depreciation and amortization	453.1	484.4
Net property and equipment	142.8	149.1
Total assets	$7,444.4	$7,181.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2015	2014
CURRENT LIABILITIES:
Accounts payable	$1,647.3	$1,542.7
Employee compensation payable	205.0	204.5
Accrued liabilities	544.3	493.3
Accrued payroll taxes and insurance	564.4	622.4
Value added taxes payable	465.8	466.3
Short-term borrowings and current maturities of long-term debt	37.9	45.2
Total current liabilities	3,464.7	3,374.4

OTHER LIABILITIES:
Long-term debt	840.8	422.6
Other long-term liabilities	453.7	441.2
Total other liabilities	1,294.5	863.8

SHAREHOLDERS’ EQUITY:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 114,398,190 and 112,876,552 shares, respectively	1.1	1.1
Capital in excess of par value	3,170.4	3,084.2
Retained earnings	1,901.0	1,667.8
Accumulated other comprehensive loss	(267.8)	(155.2)
Treasury stock at cost, 40,799,029 and 34,762,316 shares, respectively	(2,184.5)	(1,654.9)
Total ManpowerGroup shareholders’ equity	2,620.2	2,943.0
Noncontrolling interests	65.0	—
Total shareholders’ equity	2,685.2	2,943.0
Total liabilities and shareholders’ equity	$7,444.4	$7,181.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues from services	$4,972.5	$5,416.0	$14,376.0	$15,641.7
Cost of services	4,120.4	4,510.4	11,931.3	13,022.3
Gross profit	852.1	905.6	2,444.7	2,619.4
Selling and administrative expenses	645.8	693.3	1,936.9	2,092.8
Operating profit	206.3	212.3	507.8	526.6
Interest and other expenses	9.4	9.9	27.2	27.0
Earnings before income taxes	196.9	202.4	480.6	499.6
Provision for income taxes	73.0	71.9	185.3	189.2
Net earnings	$123.9	$130.5	$295.3	$310.4
Net earnings per share – basic	$1.63	$1.64	$3.80	$3.89
Net earnings per share – diluted	$1.61	$1.61	$3.75	$3.82
Weighted average shares – basic	76.1	79.7	77.7	79.8
Weighted average shares – diluted	77.0	81.1	78.7	81.3

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$123.9	$130.5	$295.3	$310.4
Other comprehensive loss:
Foreign currency translation adjustments	(32.4)	(152.6)	(136.6)	(165.0)
Translation adjustments on net investment hedge, net of income taxes of $(0.4), $13.1, $11.4 and $13.7, respectively	(0.6)	23.5	20.3	24.4
Translation adjustments of long-term intercompany loans	(17.4)	(8.3)	3.7	8.4
Unrealized (loss) gain on investments, net of income taxes of $(0.1), $0.4, $(0.4) and $1.7, respectively	(0.4)	1.9	(2.0)	3.4
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.2, $0.1, $0.7 and $0.5, respectively	0.7	0.5	2.0	1.8
Total other comprehensive loss	(50.1)	(135.0)	(112.6)	(127.0)
Comprehensive income (loss)	$73.8	$(4.5)	$182.7	$183.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	9 Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$295.3	$310.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57.1	64.3
Deferred income taxes	72.6	6.9
Provision for doubtful accounts	13.2	15.0
Share-based compensation	22.9	34.3
Excess tax benefit on exercise of share-based awards	(4.8)	(3.4)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(331.7)	(355.4)
Other assets	(10.3)	(136.7)
Other liabilities	168.5	169.5
Cash provided by operating activities	282.8	104.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33.3)	(32.8)
Acquisitions of businesses, net of cash acquired	(240.7)	(25.1)
Proceeds from the sale of property and equipment	4.8	1.3
Cash used in investing activities	(269.2)	(56.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(2.3)	10.2
Proceeds from long-term debt	453.9	—
Repayments of long-term debt	(1.9)	(1.6)
Payments for debt issuance costs	(2.5)	—
Proceeds from share-based awards and other equity transactions	99.8	24.3
Other share-based award transactions, net	(1.4)	(5.5)
Repurchases of common stock	(523.2)	(72.6)
Dividends paid	(62.1)	(39.0)
Cash used in financing activities	(39.7)	(84.2)

Effect of exchange rate changes on cash	(20.6)	(41.0)
Change in cash and cash equivalents	(46.7)	(76.9)
Cash and cash equivalents, beginning of year	699.2	737.6
Cash and cash equivalents, end of period	$652.5	$660.7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$28.7	$33.2
Income taxes paid, net	$65.9	$69.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2015 and 2014
(in millions, except share and per share data)

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2015 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2015 included: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates ranging from 11.8% to 17.1%, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

Payroll Tax Credit

We entered into an agreement in July 2015 to sell a portion of our French payroll tax credits earned in 2014 for net proceeds of approximately $130.0 (€120.1). We derecognized these receivables upon the sale date as the terms of the agreement are such that the transaction qualifies for sale treatment according to the accounting guidance on the transfer and servicing of assets.

Reclassification

In connection with the adoption in the third quarter of 2015 of the new accounting guidance on debt issuance costs, we have reclassified certain amounts in prior-period financial statements to conform to the current period's presentation. On our consolidated balance sheets, we have reclassified debt issuance costs associated with our long-term debt from other assets to long-term debt (see Note 9 to the Consolidated Financial Statements).
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

In April 2015, the FASB issued new accounting guidance on debt issuance costs. The new guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the associated liability, consistent with debt discounts. We adopted this guidance effective as of September 2015. The impact of the adoption of this guidance is disclosed in Note 9 to the Consolidated Financial Statements.

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

In September 2015, the FASB issued new accounting guidance on business combinations. The new guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. It requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The guidance is effective for us in 2016. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended September 30, 2015 and 2014, we recognized share-based compensation expense of $8.1 and $10.4, respectively, and $22.9 and $34.3 for the nine months ended September 30, 2015 and 2014, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $65.8 and $24.3 for the nine months ended September 30, 2015 and 2014, respectively. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

On September 3, 2015, we completed our previously announced acquisition of 7S Group GmbH (“7S”), for total consideration, net of cash acquired, of $140.4 (€125.3). In addition, we incurred approximately $2.2 and $3.4 of transaction costs associated with the acquisition during the three and nine months ended September 30, 2015, respectively, which have been recorded in selling and administrative expenses. Based primarily in Germany, 7S is a highly specialized provider of human resource services focusing on a number of core sectors including skilled trades, engineering and IT.

Of the $153.0 (€136.5) of net acquired assets, $49.1 (€43.8) was recorded as finite-lived intangible assets, of which $44.2 (€39.4) was assigned to customer relationships and will be amortized over 10 years using the straight line method. As of September 30,

2015, the customer relationships were $43.6 (€39.0). Total amortization expense related to this intangible asset for the remainder of 2015 and in each of the next five years is $1.0 and $4.5, respectively.
The fair value of $118.3 (€105.6), which was not directly attributable to any specific assets or liabilities, was assigned to goodwill as part of the Germany reporting unit.
As of September 30, 2015, the purchase accounting and figures associated with the above acquisition are preliminary based on the timing of the transaction and will be finalized in early 2016.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions excluding 7S, net of cash acquired, was $100.3 for the nine months ended September 30, 2015, the majority of which took place in Australia, Canada and the Netherlands. The total cash consideration for acquisitions, net of cash acquired, was $25.1 for the nine months ended September 30, 2014.

(5) Restructuring Costs

During the nine months ended September 30, 2015, we made payments of $6.1 out of our restructuring reserve that was created in 2012 and 2013. We expect a majority of the remaining $6.8 reserve will be paid by the end of 2016.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2015	$1.1	$2.3	$5.8	$0.5	$2.3	$0.9	$12.9
Costs paid or utilized	(0.4)	(0.6)	(3.0)	(0.3)	(1.3)	(0.5)	(6.1)
Balance, September 30, 2015	$0.7	$1.7	$2.8	$0.2	$1.0	$0.4	$6.8

(1) Balances related to the United States were $1.0 and $0.3 as of January 1, 2015 and September 30, 2015, respectively.
(2) Balances related to France were $2.1 and $1.6 as of January 1, 2015 and September 30, 2015, respectively. Italy had no restructuring reserves recorded as of either January 1, 2015 or September 30, 2015.

(6) Income Taxes

We recorded income tax expense at an effective rate of 37.1% for the three months ended September 30, 2015, as compared to an effective rate of 35.5% for the three months ended September 30, 2014. The 2015 rate was unfavorably impacted by the change in the mix of earnings due to the strengthening of the United States dollar as well as a decrease in non-U.S. income. The 37.1% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 38%, due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

We recorded income tax expense at an effective rate of 38.6% for the nine months ended September 30, 2015, as compared to an effective rate of 37.9% for the nine months ended September 30, 2014. The 38.6% effective tax rate for the nine months ended September 30, 2015 was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

As of September 30, 2015, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $32.7. We had related tax benefits of $1.4, and the net amount of $31.3 would favorably impact the effective tax rate if recognized. As of December 31, 2014, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $30.8. We had related tax benefits of $1.4 for a net amount of $29.4. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in 80 countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2008 through 2014 for our major operations in France, Germany, Italy, Japan, the United Kingdom and the United States. As of September 30, 2015, we are subject to tax audits in Austria, Canada, Denmark, France, Germany, Japan, Netherlands, Norway, Russia and Spain. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings available to common shareholders	$123.9	$130.5	$295.3	$310.4

Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	76.1	79.7	77.7	79.8
Effect of dilutive securities - stock options	0.4	0.6	0.5	0.7
Effect of other share-based awards	0.5	0.8	0.5	0.8
Weighted-average common shares outstanding - diluted	77.0	81.1	78.7	81.3

Net earnings per share - basic	$1.63	$1.64	$3.80	$3.89
Net earnings per share - diluted	$1.61	$1.61	$3.75	$3.82

There were 0.2 million and 0.1 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended September 30, 2015 and 2014, respectively, and 0.3 million and 0.2 million share-based awards excluded from the calculation of net earnings per share – diluted for the nine months ended September 30, 2015 and 2014, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, amortizable intangible assets and intangible assets that do not require amortization, as follows:

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,243.4	$—	$1,243.4	$1,075.2	$—	$1,075.2
Intangible assets:
Finite-lived:
Technology	$—	$—	$—	$19.6	$19.6	$—
Franchise agreements	—	—	—	18.0	18.0	—
Customer relationships	420.8	248.6	172.2	359.9	225.6	134.3
Other	18.1	9.4	8.7	14.2	13.0	1.2
	438.9	258.0	180.9	411.7	276.2	135.5
Indefinite-lived:
Tradenames(2)	54.0	—	54.0	54.0	—	54.0
Reacquired franchise rights	96.8	—	96.8	97.3	—	97.3
	150.8	—	150.8	151.3	—	151.3
Total intangible assets	$589.7	$258.0	$331.7	$563.0	$276.2	$286.8

(1) Balances were net of accumulated impairment loss of $513.4 as of both September 30, 2015 and December 31, 2014.
(2) Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2015 and December 31, 2014.

Total consolidated amortization expense related to intangible assets for the remainder of 2015 is expected to be $9.7 and in each of the next five years is expected to be as follows: 2016 - $34.9, 2017 - $31.8, 2018 - $28.7, 2019 - $24.1 and 2020 - $19.6.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2015	$466.3	$100.5	$311.3	$70.1	$62.1	$64.9	$1,075.2
Goodwill acquired	51.2	2.6	136.7	9.1	—	—	199.6
Currency and other impacts	(2.1)	(7.3)	(17.5)	(4.5)	—	—	(31.4)
Balance, September 30, 2015	$515.4	$95.8	$430.5	$74.7	$62.1	$64.9	$1,243.4

(1) Balances related to the United States were $450.4 and $477.1 as of January 1, 2015 and September 30, 2015, respectively.
(2) Balances related to France were $76.9 and $71.0 as of January 1, 2015 and September 30, 2015, respectively. Balances related to Italy were $5.0 and $4.6 as of January 1, 2015 and September 30, 2015, respectively.
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

Goodwill balances by reporting unit were as follows:

	September 30,	January 1,
	2015	2015
United States	$532.6	$505.9
Germany	129.8	12.1
Netherlands	97.6	85.9
United Kingdom	83.4	85.9
France	71.0	76.9
Right Management	62.1	62.1
Other reporting units	266.9	246.4
Total goodwill	$1,243.4	$1,075.2

(9) Debt

On September 11, 2015, we offered and sold €400.0 aggregate principal amount of the Company's 1.875% notes due September 11, 2022 (the "Notes"). The net proceeds from the Notes of €397.4 will be used for general corporate purposes, which may include share repurchases and the acquisition of or investment in complementary businesses or other assets. The Notes were issued at a price of 99.753% to yield an effective interest rate of 1.913%. Interest on the Notes is payable in arrears on September 11 of each year. The Notes are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities.
On September 16, 2015, we amended and restated our Five Year Credit Agreement (the “Amended Agreement”) with a syndicate of commercial banks primarily to revise the termination date of the facility from October 15, 2018 to September 16, 2020. The remaining material terms and conditions of the Amended Agreement are substantially similar to the material terms and conditions of our Amended and Restated Five Year Credit Agreement dated October 15, 2013.
In April 2015, the FASB issued new accounting guidance on debt issuance costs. The new guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the associated liability, consistent with debt discounts. It does not affect the recognition and measurement of debt issuance costs. We elected to early adopt this guidance in the third quarter of 2015 on a retrospective basis, which required the restatement of prior periods. The adoption was not material to the Consolidated Financial Statements. Our revolving credit agreement is not in scope of the new accounting guidance and, therefore, the related debt issuance costs will continue to be presented in other assets.

(10) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$1.8	$2.0	$5.3	$6.1
Interest cost	2.7	3.3	8.1	10.0
Expected return on assets	(2.8)	(3.3)	(8.4)	(10.1)
Other	1.1	1.0	3.3	3.0
Total benefit cost	$2.8	$3.0	$8.3	$9.0

	Retiree Health Care Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest cost	$0.2	$0.2	$0.5	$0.6
Net loss	0.4	0.1	0.1	0.1
Prior service credit	(0.6)	—	(0.6)	—
Total benefit cost	$—	$0.3	$—	$0.7

During the three and nine months ended September 30, 2015, contributions made to our pension plans were $2.8 and $8.1, respectively, and contributions made to our retiree health care plan were $0.2 and $0.9, respectively. During 2015, we expect to make total contributions of approximately $12.4 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	December 31,
	2015	2014
Foreign currency translation	$(163.0)	$(26.4)
Translation loss on net investment hedge, net of income taxes of $(5.0) and $(16.4), respectively	(4.2)	(24.5)
Translation loss on long-term intercompany loans	(69.7)	(73.4)
Unrealized gain on investments, net of income taxes of $3.3 and $3.7, respectively	14.7	16.7
Defined benefit pension plans, net of income taxes of $(29.2) and $(30.1), respectively	(49.8)	(52.1)
Retiree health care plan, net of income taxes of $2.2 and $2.4, respectively	4.2	4.5
Accumulated other comprehensive loss	$(267.8)	$(155.2)

Noncontrolling Interests

During the third quarter of 2015, we entered into a joint venture to expand our business in the Greater China region. We contributed a majority of the net assets of our China, Hong Kong, Macau and Taiwan operations and the noncontrolling shareholder contributed cash. The joint venture is included in our Consolidated Balance Sheets as of September 30, 2015 as we have a controlling financial interest. The noncontrolling equity interest is included in noncontrolling interests in total shareholders’ equity in our Consolidated Balance Sheets as of September 30, 2015.
Noncontrolling interests also includes amounts related to other majority-owned subsidiaries for which we have a controlling financial interest.

Net earnings, net of tax, attributable to these noncontrolling interests were $1.9 and $3.5 for the three and nine months ended September 30, 2015, respectively.
Dividends

On April 28, 2015 and April 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.80 and $0.49 per share, respectively. The 2015 dividends were paid on June 15, 2015 to shareholders of record on June 1, 2015. The 2014 dividends were paid on June 16, 2014 to shareholders of record on June 2, 2014.

On October 29, 2015 and October 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.80 and $0.49 per share, respectively. The 2015 dividends are payable on December 15, 2015 to shareholders of record on December 1, 2015. The 2014 dividends were paid on December 15, 2014 to shareholders of record on December 1, 2014.

Share Repurchases

In October 2015 and December 2012, the Board of Directors authorized the repurchase of 6.0 million and 8.0 million shares of our common stock, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first nine months of 2015, we repurchased 6.0 million shares at a cost of $523.2 under the 2012 authorization. As of September 30, 2015, there were no shares remaining authorized for repurchase under the 2012 authorization.

(12) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest expense	$9.2	$9.6	$25.4	$27.5
Interest income	(0.7)	(1.4)	(1.9)	(3.4)
Foreign exchange (gain) loss	(0.2)	0.7	0.5	(1.4)
Miscellaneous expenses, net	1.1	1.0	3.2	4.3
Interest and other expenses	$9.4	$9.9	$27.2	$27.0

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

A portion of the €350.0 ($390.1) notes due June 2018 and the €400.0 ($443.5) notes due September 2022 were designated as an economic hedge of our net investment in our foreign subsidiaries with a Euro functional currency as of September 30, 2015. For instruments designated as an economic hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive loss, net of taxes. We had no unrealized translation gain or loss as of September 30, 2015 and an unrealized translation loss of $24.5 as of December 31, 2014, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. We recorded a loss in interest and other expenses of $0.9 and $0.1 for the three months ended September 30, 2015 and 2014, respectively, and a gain of $0.9 and $0.1 for the nine months ended September 30, 2015 and 2014, respectively, associated with those forward contracts, which offset the loss and gain recorded for the items noted above.

On occasion, forward contracts are designated as an economic hedge of our net investment in our foreign subsidiaries. As of September 30, 2015, we had a translation loss of $4.2 included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 were as follows:

		Fair Value Measurements Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$80.9	$80.9	$—	$—
Foreign currency forward contracts	0.1	—	0.1	—
	$81.0	$80.9	$0.1	$—

Liabilities
Foreign currency forward contracts	$0.7	$—	$0.7	$—
	$0.7	$—	$0.7	$—

		Fair Value Measurements Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$81.4	$81.4	$—	$—
Foreign currency forward contracts	0.1	—	0.1	—
	$81.5	$81.4	$0.1	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the value from either directly or indirectly observable inputs from third parties.

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $876.7 and $471.6 as of September 30, 2015 and December 31, 2014, respectively, compared to a carrying value of $833.6 and $422.1, respectively.

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

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues from services:
Americas:
United States (a)	$769.6	$800.5	$2,257.3	$2,296.9
Other Americas	367.0	388.5	1,094.4	1,114.3
	1,136.6	1,189.0	3,351.7	3,411.2
Southern Europe:
France	1,242.5	1,454.3	3,485.9	4,083.7
Italy	324.4	294.1	913.8	882.7
Other Southern Europe	258.5	259.9	729.0	732.9
	1,825.4	2,008.3	5,128.7	5,699.3

Northern Europe	1,373.4	1,554.6	4,032.3	4,546.3
APME	570.2	592.5	1,659.9	1,760.2
Right Management	66.9	71.6	203.4	224.7
Consolidated (b)	$4,972.5	$5,416.0	$14,376.0	$15,641.7

Operating unit profit: (c)
Americas:
United States	$45.5	$41.9	$104.6	$85.0
Other Americas	13.2	14.6	40.5	41.2
	58.7	56.5	145.1	126.2
Southern Europe:
France	74.9	84.2	192.1	207.3
Italy	17.5	14.7	51.3	45.6
Other Southern Europe	7.3	6.1	18.3	16.4
	99.7	105.0	261.7	269.3

Northern Europe	50.3	59.6	119.4	144.2
APME	23.9	21.6	61.2	62.8
Right Management	10.7	6.3	28.0	27.3
	243.3	249.0	615.4	629.8
Corporate expenses	(28.9)	(28.3)	(84.5)	(78.2)
Intangible asset amortization expense (c)	(8.1)	(8.4)	(23.1)	(25.0)
Operating profit	206.3	212.3	507.8	526.6
Interest and other expenses	(9.4)	(9.9)	(27.2)	(27.0)
Earnings before income taxes	$196.9	$202.4	$480.6	$499.6

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $4.2 and $4.4 for the three months ended September 30, 2015 and 2014, respectively, and $11.5 and $11.7 for the nine months ended September 30, 2015 and 2014, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $186.3 and $196.3 for the three months ended September 30, 2015 and 2014, respectively, and $539.6 and $555.7 for the nine months ended September 30, 2015 and 2014, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $6.6 and $6.9 for the three months ended September 30, 2015 and 2014, respectively, and $18.1 and $18.8 for the nine months ended September 30, 2015 and 2014, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $286.4 and $302.0 for the three months ended September 30, 2015 and 2014, respectively, and $812.6 and $845.2 for the nine months ended September 30, 2015 and 2014, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 25 through 27 for further information on constant currency and organic constant currency.

Business Overview

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. During these periods of increasing demand as we saw in the first nine months of 2015, we are able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

During the first nine months of 2015, the United States dollar was stronger relative to the currencies in most of our major markets, having a significant unfavorable impact on our reported results. While our reported revenues from services declined 8.2% from the third quarter of 2014 and our reported operating profit declined 2.8%, these results were significantly impacted by the changes in foreign currency exchange rates and do not reflect the performance of our underlying business. The changes in the foreign currency exchange rates had a 14.0% unfavorable impact on revenues from services, a 15.5% unfavorable impact on operating profit and an approximately $0.25 per share unfavorable impact on net earnings per share – diluted. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and, therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In the three months ended September 30, 2015, we experienced constant currency revenue growth in most of our markets. Our consolidated revenues were up 5.8% in constant currency (-8.2% as reported) in the quarter, a slight decline from the 6.6% constant currency growth (-8.7% as reported) in the second quarter of 2015 due primarily to some softening in the United States and parts of Europe. We continue to experience uneven economic conditions in Europe and certain of our major markets, and further recovery may be slow or somewhat volatile. Our staffing/interim business had solid growth in the quarter, along with a 14.6% constant currency increase (1.6% as reported) in our permanent recruitment business and strong growth in all of our ManpowerGroup Solutions offerings. At Right Management, we have seen some improvement as we experienced slight revenue growth compared to declines seen in the past few quarters as the demand for our counter-cyclical outplacement services increased 4.1% in constant currency (-4.5% as reported), while revenues from our talent management services decreased 5.0% in constant currency (-11.3% as reported).

Our gross profit margin in the third quarter of 2015 compared to 2014 increased mostly due to growth in our permanent recruitment business and a favorable mix impact due to the changes in currency exchange rates. Our staffing gross profit margin increased slightly in the third quarter of 2015 compared to 2014 primarily due to a favorable mix impact due to the changes in currency exchange rates.

Our profitability improved in the quarter with operating profit up 12.7% in constant currency (-2.8% as reported) and operating profit margin up 30 basis points in constant currency (20 basis points as reported) compared to the third quarter of 2014. We continue to monitor expenses closely to ensure we maintain the full benefit of the simplification and cost recalibration plan initiatives that resulted in a lower cost base as we streamlined our organization, while investing appropriately to support the growth in the business. During the third quarter of 2015, we added recruiters and certain other staff to support the increased demand for our services. We have also seen an increase in our variable incentive costs due to the improved profitability. Even with these investments, we saw improved operational leverage in the quarter as we were able to support the higher revenue level without a similar increase in expenses in constant currency.

Operating Results - Three Months Ended September 30, 2015 and 2014

The following table presents selected consolidated financial data for the three months ended September 30, 2015 as compared to 2014.

(in millions, except per share data)	2015	2014	Variance	Constant Currency Variance
Revenues from services	$4,972.5	$5,416.0	-8.2%	5.8%
Cost of services	4,120.4	4,510.4	-8.6	5.5
Gross profit	852.1	905.6	-5.9	7.0
Gross profit margin	17.1%	16.7%
Selling and administrative expenses	645.8	693.3	-6.9	5.3
Operating profit	206.3	212.3	-2.8	12.7
Operating profit margin	4.1%	3.9%
Interest and other expenses	9.4	9.9	-5.2
Earnings before income taxes	196.9	202.4	-2.7	12.6
Provision for income taxes	73.0	71.9	1.6
Effective income tax rate	37.1%	35.5%
Net earnings	$123.9	$130.5	-5.1	9.5
Net earnings per share – diluted	$1.61	$1.61	—	15.5
Weighted average shares – diluted	77.0	81.1	-5.1%

The year-over-year decrease in revenues from services of 8.2% (increase of 5.8% in constant currency and 3.9% in organic constant currency) was attributed to:

•	a 14.0% decrease due to the impact of changes in the currency exchange rates; and

•
revenue decrease in the United States of 3.9% primarily driven by a decline in demand for our staffing/interim services in the industrial, engineering and finance markets, partially offset by solid growth in our permanent recruitment business and in our MSP and RPO offerings within the ManpowerGroup Solutions business; partially offset by

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 8.0% (-9.1% as reported) and 3.1% (0.3% in organic constant currency; -11.7% as reported), respectively. This included a constant currency revenue increase in France of 1.9% (-14.6% as reported) primarily due to the staffing market, which is showing some growth. This increase also included a constant currency revenue increase in Italy of 31.4% (10.3% as reported) due to improving demand and our contract with the Milan Expo. We also experienced constant currency revenue growth in Spain, Germany, the United Kingdom, and the Nordics of 28.7%, 26.8%, 1.1% and 1.0%, respectively (7.9%, 7.1%, -6.2% and -19.3%, respectively, as reported; 7.6% in organic constant currency in Germany);

•
revenue increase in APME of 11.9% in constant currency (5.3% in organic constant currency; -3.7% as reported) primarily due to a 20.3% constant currency increase (3.4% as reported) in our permanent recruitment business, an increase in our ManpowerGroup Solutions business and an increase in our staffing/interim revenues;

•
increased demand for services at Right Management, where revenues increased 1.3% in constant currency (-6.6% as reported), including a 4.1% constant currency increase (-4.5% as reported) in our outplacement services, which was partially offset by a 5.0% constant currency decline (-11.3% as reported) in our talent management business; and

•	our acquisitions in the Americas, Southern Europe, Northern Europe and APME, which added approximately 1.9% revenue growth to our consolidated results.

The year-over-year 40 basis point (0.40%) increase in gross profit margin was primarily attributed to:

•	a 20 basis point (0.20%) favorable impact due to the 14.6% constant currency growth (1.6% as reported) in our permanent recruitment business; and

•	a 20 basis point (0.20%) increase due to the impact on business mix of the changes in currency exchange rates.

The 6.9% decrease in selling and administrative expenses in the third quarter of 2015 (increase of 5.3% in constant currency and 3.0% in organic constant currency) was attributed to:

•	a 12.2% decrease due to the impact of changes in the currency exchange rates; partially offset by

•	a 3.0% increase in constant currency (-8.6% as reported) in organic salary-related costs primarily because of additional headcount to support an increased demand for our services;

•	an increase in other non-personnel related costs as a result of increased demand for our services; and

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in the Americas, Southern Europe, Northern Europe and APME.

Selling and administrative expenses as a percent of revenues increased 20 basis points (0.20%) in the third quarter of 2015 compared to 2014 as a 30 basis point (0.30%) unfavorable impact from business mix changes due to the changes in currency exchange rates, was partially offset by a 10 basis point (-0.10%) favorable impact from better expense leverage.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $9.4 million in the third quarter of 2015 compared to $9.9 million in the third quarter of 2014. Net interest expense increased $0.3 million in the third quarter of 2015 to $8.5 million from $8.2 million in the third quarter of 2014 due to higher debt levels as we issued €400.0 million Notes in September of 2015. Foreign exchange gain in the third quarter of 2015 was $0.2 million compared to a $0.7 million loss in the third quarter of 2014. Miscellaneous expense was $1.1 million in the third quarter of 2015 compared to $1.0 million in the third quarter of 2014. For our Venezuela reporting unit, we use the official exchange rate to convert the Bolivar Fuerte currency (“BsF”) to the functional currency of the United States dollar (“USD”), which is currently set at 6.3 BsF to 1 USD. Any change to the official exchange rate would not have a material impact on our operating results.

We recorded income tax expense at an effective rate of 37.1% for the three months ended September 30, 2015, as compared to an effective rate of 35.5% for the three months ended September 30, 2014. The 2015 rate was unfavorably impacted by the change in the mix of earnings due to the strengthening of the United States dollar as well as a decrease in non-U.S. income. The 37.1% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 38%, due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $1.61 for both the three months ended September 30, 2015 and 2014. Foreign currency exchange rates negatively impacted net earnings per share - diluted by approximately $0.25 per share for the three months ended September 30, 2015.

Weighted average shares - diluted decreased 5.1% to 77.0 million for the three months ended September 30, 2015 from 81.1 million for the three months ended September 30, 2014. This decrease was due to the impact of share repurchases completed since the third quarter of 2014, partially offset by shares issued as a result of exercises and vesting of share-based awards since the third quarter of 2014.

Operating Results - Nine Months Ended September 30, 2015 and 2014

The following table presents selected consolidated financial data for the nine months ended September 30, 2015 as compared to 2014.

(in millions, except per share data)	2015	2014	Variance	Constant Currency Variance
Revenues from services	$14,376.0	$15,641.7	-8.1%	6.3%
Cost of services	11,931.3	13,022.3	-8.4	6.2
Gross profit	2,444.7	2,619.4	-6.7	6.8
Gross profit margin	17.0%	16.7%
Selling and administrative expenses	1,936.9	2,092.8	-7.5	5.1
Operating profit	507.8	526.6	-3.6	13.5
Operating profit margin	3.5%	3.4%
Interest and other expenses	27.2	27.0	0.9
Earnings before income taxes	480.6	499.6	-3.8	13.0
Provision for income taxes	185.3	189.2	-2.1
Effective income tax rate	38.6%	37.9%
Net earnings	$295.3	$310.4	-4.9	11.4
Net earnings per share – diluted	$3.75	$3.82	-1.8	14.9
Weighted average shares – diluted	78.7	81.3	-3.3%

The year-over-year decrease in revenues from services of 8.1% (increase of 6.3% in constant currency and 5.2% in organic constant currency) was attributed to:

•	a 14.4% decrease due to the impact of changes in the currency exchange rates;

•
revenue decrease in the United States of 1.7% primarily driven by a decline in demand for our staffing/interim services in the industrial, engineering and finance markets, partially offset by solid growth in our permanent recruitment business and in our MSP and RPO offerings within the ManpowerGroup Solutions business; and

•
decreased demand for services at Right Management, where revenues decreased 1.7% in constant currency (-9.5% as reported), including a 0.8% constant currency decline (-8.9% as reported) in our outplacement services and a 3.9% constant currency decline (-11.0% as reported) in our talent management business; partially offset by

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 9.0% (-10.0% as reported) and 5.0% (3.4% in organic constant currency; -11.3% as reported), respectively. This included a constant currency revenue increase in France of 3.8% (-14.6% as reported) primarily due to the staffing market, which is showing some growth. This increase also included a constant currency revenue increase in Italy of 25.9% (3.5% as reported) due to improving demand and our contract with the Milan Expo. We also experienced constant currency revenue growth in Spain, the United Kingdom, Germany, and the Nordics of 32.4%, 9.7%, 12.9%, and 1.3%, respectively (9.0%, 0.7% -6.8%, and -20.1% respectively, as reported; 6.4% in organic constant currency in Germany);

•
revenue increase in APME of 6.6% in constant currency (3.5% in organic constant currency; -5.7% as reported) primarily due to an increase in our staffing/interim revenues, a 13.5% constant currency increase (0.4% as reported) in our permanent recruitment business and an increase in our ManpowerGroup Solutions business; and

•	our acquisitions in the Americas, Southern Europe, Northern Europe and APME, which added approximately 1.1% revenue growth to our consolidated results.

The year-over-year 30 basis point (0.30%) increase in gross profit margin was primarily attributed to:

•	a 20 basis point (0.20%) favorable impact due to the 17.0% constant currency growth (3.5% as reported) in our permanent recruitment business; and

•	a 20 basis point (0.20%) increase due to the impact on business mix of the changes in currency exchange rates; partially offset by

•
a 10 basis point (-0.10%) unfavorable impact from the decline in our staffing margin due to general pricing pressures in certain markets and the impact of business mix as we saw higher growth from our lower-margin markets as well as higher growth from our lower-margin business in certain markets. These decreases were partially offset by improved margins in the United States and France. The increase in the United States was due to strong price discipline, effective management of workers' compensation and health care costs, and lower state unemployment tax rates. The increase in France was due to strong price discipline.

The 7.5% decrease in selling and administrative expenses for the nine months ended September 30, 2015 (increase of 5.1% in constant currency and 3.7% in organic constant currency) was attributed to:

•	a 12.6% decrease due to the impact of changes in the currency exchange rates; and

•
legal costs of $9.0 million in the first nine months of 2014 in the United States related to a settlement agreement, which we did not incur in the first nine months of 2015 (see the Employment-Related Items section for additional information); partially offset by

•
a 4.1% increase in constant currency (-8.1% as reported) in organic salary-related costs primarily because of additional headcount to support an increased demand for our services and an increase in our variable incentive-based costs due to improved operating results;

•	an increase in other non-personnel related costs, excluding the legal costs noted above, as a result of increased demand for our services; and

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in the Americas, Southern Europe, Northern Europe and APME.

Selling and administrative expenses as a percent of revenues increased 10 basis points (0.10%) in the nine months ended September 30, 2015 compared to 2014 as a 30 basis point (0.30%) unfavorable impact from business mix changes due to the changes in currency exchange rates was partially offset by a 20 basis point (-0.20%) favorable impact from better expense leverage.

Interest and other expenses were $27.2 million for the nine months ended September 30, 2015 compared to $27.0 million for the nine months ended September 30, 2014. Net interest expense decreased $0.6 million for the nine months ended September 30, 2015 to $23.5 million from $24.1 million for the nine months ended September 30, 2014 due primarily to the favorable impact of currency exchange rates. Foreign exchange loss in the nine months ended September 30, 2015 was $0.5 million compared to a foreign exchange gain of $1.4 million in the nine months ended September 30, 2014. Miscellaneous expenses, net were $3.2 million in the nine months ended September 30, 2015 compared to $4.3 million in the nine months ended September 30, 2014.

We recorded income tax expense at an effective rate of 38.6% for the nine months ended September 30, 2015, as compared to an effective rate of 37.9% for the nine months ended September 30, 2014. The 38.6% effective tax rate for the nine months ended September 30, 2015 was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $3.75 for the nine months ended September 30, 2015 compared to $3.82 for the nine months ended September 30, 2014. Foreign currency exchange rates negatively impacted net earnings per share - diluted by approximately $0.64 per share for the nine months ended September 30, 2015.

Weighted average shares - diluted decreased 3.3% to 78.7 million for the nine months ended September 30, 2015 from 81.3 million for the nine months ended September 30, 2014. This decrease was due to the impact of share repurchases completed since the third quarter of 2014, partially offset by shares issued as a result of exercises and vesting of share-based awards since the third quarter of 2014.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 4.4% (increase of 2.8% in constant currency) in the third quarter of 2015 compared to 2014. In the United States, revenues from services decreased 3.9% in the third quarter of 2015 compared to 2014, primarily driven by a decline in demand for our Manpower staffing services, primarily due to softer demand from our larger key accounts within our industrial sector, particularly light industrial, because of the weakening manufacturing and export sectors of the economy. We also experienced a decline in our interim service revenues within our Experis business due to declines in our engineering and finance sectors. These declines were partially offset by a 16.3% increase in our permanent recruitment business and solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business. In Other Americas, revenues from services decreased 5.6% (increase of 16.4% in constant currency) in the third quarter of 2015 compared to 2014. We experienced constant currency revenue growth in Mexico, Argentina, Peru, Colombia, and Canada of 15.2%, 50.4%, 25.7%, 1.1% and 3.3%, respectively (-8.0%, 34.8%, 10.4%, -34.4%, and -14.0%, respectively, as reported; 0.4% in organic constant currency in Canada). The increase in Argentina was primarily due to inflation, although we did experience volume growth with a 15.3% increase in billable hours. These increases were partially offset by a decrease in constant currency of 3.8% (-38.0% as reported) in Brazil due to softened demand for our services because of the recessionary environment.

In the Americas, revenues from services decreased 1.7% (increase of 3.9% in constant currency) in the nine months ended September 30, 2015 compared to 2014. In the United States, revenues from services decreased 1.7% in the nine months ended September 30, 2015 compared to 2014. The revenue decrease in the United States was primarily driven by a decline in demand for our Manpower staffing services, due to the winter storms in the first quarter of 2015, a longshoreman’s strike on the West Coast in the first quarter of 2015, the strengthening of the United States dollar and a change in specific client mix within our industrial sector. We also experienced a decline in our interim service revenues within our Experis business due to declines in our engineering and finance sectors and stronger price discipline. These declines were partially offset by a 26.4% increase in our permanent recruitment business and strong growth in our MSP and RPO offerings within the ManpowerGroup Solutions business. In Other Americas, revenues from services decreased 1.8% (increase of 15.6% in constant currency) in the nine months ended September 30, 2015 compared to 2014. We experienced constant currency revenue declines in Brazil and Canada of 3.9% and 0.4%, respectively (-29.7% and -13.5%, respectively, as reported; -1.4% in organic constant currency in Canada), offsetting revenue growth in Mexico, Argentina, Colombia and Peru of 12.9%, 38.9%, 15.7% and 25.1%, respectively (-5.0%, 23.7%, -14.3% and 11.9%, respectively, as reported). The increase in Argentina was primarily due to inflation, although we did experience volume growth with a 6.1% increase in billable hours.

Gross profit margin increased in both the third quarter and first nine months of 2015 compared to 2014 as a result of the favorable impact from the growth in our permanent recruitment and ManpowerGroup Solutions businesses, and improved staffing/interim margins in the United States due to strong price discipline, effective management of workers' compensation and health care costs, and lower state unemployment tax rates. These increases were partially offset by decreases in our staffing/interim margins within some of our markets in the Other Americas due to general pricing pressures and client mix changes.

In the third quarter of 2015, selling and administrative expenses decreased 1.6% (increase of 3.3% in constant currency). The constant currency increase is due to an increase in salary-related costs because of additional headcount in Other Americas to support a constant currency increase in revenues.

In the first nine months ended September 30, 2015, selling and administrative expenses decreased 0.5% (increase of 3.3% in constant currency) due to the legal costs of $9.0 million recorded in the United States in the first nine months of 2014, which we did not incur in 2015. This favorable impact was partially offset by the increase in salary-related costs because of additional headcount in Other Americas, to support an increased demand for our services, and an increase in our variable incentive-based costs due to improved operating results.

Operating Unit Profit (“OUP”) margin in the Americas was 5.2% and 4.8% for the third quarter of 2015 and 2014, respectively. In the United States, OUP margin increased to 5.9% in the third quarter of 2015 from 5.2% in 2014 due to the improvement in the gross profit margin. Other Americas OUP margin was 3.6% in the third quarter of 2015 and compared to 3.8% in 2014 due to a decline in the gross profit margin.

OUP margin in the Americas was 4.3% and 3.7% for the first nine months ended September 30, 2015 and 2014, respectively. In the United States, OUP margin increased to 4.6% in the first nine months ended September 30, 2015 from 3.7% in 2014 due to the improvement in the gross profit margin along with the decrease in legal costs noted above, partially offset by the increase in salary-related costs as a result of an increase in our variable incentive-based costs due to improved operating results. Other Americas OUP margin was 3.7% for both the first nine months ended September 30, 2015 and 2014 as a decline in the gross profit margin was offset by better operational leverage, because we were able to support an increase in revenues without a similar increase in expenses.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services decreased 9.1% (increase of 8.0% in constant currency) in the third quarter of 2015 compared to 2014. In the third quarter of 2015, revenues from services increased in constant currency 1.9% (-14.6% as reported) in France, which represents 68% of Southern Europe’s revenues, and 31.4% (10.3% as reported) in Italy, which represents 18% of Southern Europe’s revenues. The constant currency increase in France was primarily due to the staffing market, which is showing some growth, as the revenue trend improved through the quarter and continued into the first few weeks of October. The constant currency increase in Italy was mostly due to increased demand for our Manpower staffing services due to improving economic conditions, a new contract with the Milan Expo as the HR Premium Partner for providing temporary staffing and workforce solutions, a 36.6% constant currency increase (14.8% as reported) in the permanent recruitment business, and strong growth in our ManpowerGroup Solutions business partly due to the new contract with the Milan Expo. In Other Southern Europe, revenues from services increased 16.0% in constant currency (13.7% in organic constant currency; -0.6% as reported) during the third quarter of 2015 compared to 2014, primarily driven by the 28.7% constant currency increase (7.9% as reported) in Spain due to strong execution in selling clients our full range of services.

Revenues from services decreased 10.0% (increase of 9.0% in constant currency) in the first nine months ended September 30, 2015 compared to 2014. In the first nine months ended September 30, 2015, revenues from services increased in constant currency 3.8% (-14.6% as reported) in France and 25.9% (3.5% as reported) in Italy. The constant currency increase in France was primarily due to the staffing market, which is showing some growth. The constant currency increase in Italy was mostly due to increased demand for our Manpower staffing services due to improving economic conditions, the new contract with the Milan Expo, a 40.1% constant currency increase (15.0% as reported) in the permanent recruitment business, and strong growth in our ManpowerGroup Solutions business partly due to the new contract with the Milan Expo. In Other Southern Europe, revenues from services decreased 0.5% (increase of 17.8% in constant currency and 15.4% in organic constant currency) during the first nine months ended September 30, 2015 compared to 2014. The constant currency increase was primarily driven by the 32.4% constant currency increase (9.0% as reported) in Spain due to improving economic conditions and strong execution in selling clients our full range of services.

Gross profit margin increased in both the third quarter and first nine months of 2015 compared to 2014 primarily due to 16.7% and 19.4%, respectively, constant currency increases (-1.0% for both periods as reported) in our permanent recruitment business, growth in our high-margin ManpowerGroup Solutions business, partially offset by the continued pricing pressures on our staffing/interim margins in some markets.

Selling and administrative expenses decreased 8.4% (increase of 8.7% in constant currency and 7.6% in organic constant currency) during the third quarter of 2015 compared to 2014. Selling and administrative expenses decreased 11.4% (increase of 7.3% in constant currency and 6.2% in organic constant currency) during the first nine months ended September 30, 2015 compared to 2014. The constant currency increases are due to an increase in organic salary-related costs because of additional headcount, and other non-personnel related costs to support the constant currency revenue growth, and additional recurring selling and administrative costs incurred as a result of acquisitions.

OUP margin in Southern Europe was 5.5% for the third quarter of 2015 compared to 5.2% for 2014. In France, the OUP margin increased to 6.0% for the third quarter of 2015 from 5.8% in 2014, due to the improvement in our gross profit margin. In Italy, the OUP margin increased to 5.4% for the third quarter of 2015 from 5.0% for 2014, due to the growth in our permanent recruitment business and improved operational leverage, as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses, partially offset by a slight decrease in our staffing gross profit margin due to client mix changes and overall pricing pressure. Other Southern Europe’s OUP margin increased to 2.8% for the third quarter of 2015 from 2.3% in 2014 due to an increase in the gross profit margin and improved operational leverage, as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses.

OUP margin in Southern Europe was 5.1% for the first nine months ended September 30, 2015 compared to 4.7% for 2014. In France, the OUP margin was 5.5% for the first nine months ended September 30, 2015 compared to 5.1% for 2014, due to the improvement in our gross profit margin and improved operational leverage as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses. In Italy, the OUP margin was 5.6% for the first nine months ended September 30, 2015 compared to 5.2% for 2014, due to the growth in our permanent recruitment business and improved operational leverage, as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses, partially offset by a slight decrease in our staffing gross profit margin due to client mix changes and overall pricing pressure. Other Southern Europe’s OUP margin increased to 2.5% for the first nine months ended September 30, 2015 from 2.2% in 2014 due to an increase in the gross profit margin and improved operational leverage, as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany and the Netherlands (representing 38%, 18%, 15%, and 9%, respectively, of Northern Europe’s revenues), revenues from services decreased 11.7% (increase of 3.1% in constant currency and 0.3% in organic constant currency) in the third quarter of 2015 compared to 2014. We experienced constant currency revenue growth in the United Kingdom, Germany and the Nordics of 1.1%, 26.8% and 1.0%, respectively (-6.2%, 7.1% and -19.3%, respectively, as reported; 7.6% in organic constant currency in Germany). The organic constant currency revenue growth was primarily attributable to a 8.6% constant currency increase (-4.5% as reported) in our permanent recruitment business, mostly due to growth in the United Kingdom. This permanent recruitment growth in the United Kingdom was partially offset by a slight decline in our Manpower staffing business due to lower demand under one of our large client contracts and overall softening in demand in this market, especially the public services sector. The revenue increase in the Nordics was mostly due to the 11.2% constant currency growth (-8.7% as reported) in Sweden, which was partially offset by the 6.6% constant currency decline (-29.0% as reported) in Norway due to the dependence on the struggling oil and gas industry.

Revenues from services decreased 11.3% (increase of 5.0% in constant currency and 3.4% in organic constant currency) in the first nine months ended September 30, 2015 compared to 2014. We experienced constant currency revenue growth in the United Kingdom, Germany, and the Nordics of 9.7%, 12.9%, and 1.3%, respectively (0.7% -6.8%, and -20.1% respectively, as reported;

6.4% in organic constant currency in Germany). The organic constant currency increase in revenues from services was primarily attributable to the increase in our staffing/interim services and a 14.9% constant currency increase (-1.5% as reported) in our permanent recruitment business mostly due to growth in the United Kingdom. The revenue increase in the Nordics was mostly due to the 10.1% constant currency growth (-12.6% as reported) in Sweden, which was partially offset by the 5.4% constant currency decline (-26.8% as reported) in Norway due to the dependence on the struggling oil and gas industry.

Gross profit margin was flat for the third quarter of 2015 compared to 2014 as the decline in our staffing/interim margins because of business mix changes in our staffing/interim revenues, as higher growth came from our lower-margin clients and markets, and general pricing pressures in several markets, was offset by the increase in our permanent recruitment business.

Gross profit margin decreased in the first nine months ended September 30, 2015 compared to 2014 due to the decline in our staffing/interim margins because of business mix changes in our staffing/interim revenues, as higher growth came from our lower-margin clients and markets, and general pricing pressures in several markets. These decreases were partially offset by the increase in our permanent recruitment business.

Selling and administrative expenses decreased 10.4% (increase of 5.0% in constant currency and 1.0% in organic constant currency) in the third quarter of 2015 compared to 2014. Selling and administrative expenses decreased 11.9% (increase of 5.1% in constant currency and 2.6% in organic constant currency) in the nine months ended September 30, 2015 compared to 2014. The constant currency increases in selling and administrative expenses were due primarily to the increase in organic salary-related costs because of permanent recruiters added to support the constant currency increase in the permanent recruitment business and additional recurring selling and administrative costs incurred as a result of acquisitions.

OUP margin for Northern Europe was 3.7% and 3.8% for the third quarter of 2015 and 2014, respectively. The decrease in the OUP margin was primarily due to expense deleveraging in a few of our markets experiencing revenue contraction, as we were not able to decrease expenses at the same rate as the revenue decreases. While we saw improved operational leverage in our growth markets, this improvement did not fully compensate for the deleveraging effect in the countries with revenue contraction.

OUP margin was 3.0% and 3.2% for the first nine months ended September 30, 2015 and 2014, respectively. The decrease in the OUP margin was primarily due to the decline in the gross profit margin.

APME

In APME, revenues from services decreased 3.7% (increase of 11.9% in constant currency and 5.3% in organic constant currency) in the third quarter of 2015 compared to 2014. In Japan and Australia (which represent 32% and 24% of APME’s revenues, respectively), revenues from services decreased 14.2% and 1.2%, respectively (increase of 0.8% and 25.9%, respectively, in constant currency; -2.1% in organic constant currency in Australia). The constant currency increase in Japan was due to the increase in our permanent recruitment business. The organic constant currency decrease in Australia was due to the decreased demand for our Manpower staffing services due to the current conditions in this commodity-based economy, partially offset by growth in our ManpowerGroup Solutions business. The constant currency revenue increase in the remaining markets in APME is due to an increase in our Manpower staffing service revenues, mostly in China, Korea, India, Taiwan and Malaysia, and strong growth in our ManpowerGroup Solutions and permanent recruitment businesses.

Revenues from services decreased 5.7% (increase of 6.6% in constant currency and 3.5% in organic constant currency) in the first nine months ended September 30, 2015 compared to 2014. In Japan, revenues from services increased 2.6% in constant currency (-12.6% as reported) due to the increased demand for our Manpower staffing services and a 21.8% constant currency increase (3.6% as reported) in our permanent recruitment business. In Australia, revenues from services were down 4.9% in organic constant currency (8.1% increase in constant currency; -10.7% as reported) in the first nine months ended September 30, 2015 compared to 2014 due to the decreased demand for our Manpower staffing services due to the current conditions in this commodity-based economy, partially offset by growth in our ManpowerGroup Solutions business. The constant currency revenue increase in the remaining markets in APME is due to an increase in our Manpower staffing service revenues, mostly in Korea, India, Taiwan and Malaysia, and strong growth in our ManpowerGroup Solutions and permanent recruitment businesses.

Gross profit margin increased in both the third quarter and first nine months of 2015 compared to 2014 due to constant currency increases of 20.3% and 13.5%, respectively, in our permanent recruitment business (3.4% and 0.4%, respectively, as reported) and growth in our high-margin ManpowerGroup Solutions business, partially offset by a decrease in our staffing/interim gross profit margins due to business mix changes.

Selling and administrative expenses decreased 6.7% (increase of 8.6% in constant currency and 3.3% in organic constant currency) in the third quarter of 2015 compared to 2014. Selling and administrative expenses decreased 5.7% (increase of 7.1% in constant currency and 4.1% in organic constant currency) in the first nine months ended September 30, 2015 compared to 2014. The constant currency increases were due to the increases in organic salary-related costs because of higher headcount to support the constant currency increases in revenues and additional recurring selling and administrative costs incurred as a result of acquisitions.

OUP margin for APME was 4.2% in the third quarter of 2015 compared to 3.7% in 2014. The increase in OUP margin was due to the increase in our gross profit margin and improved operational leverage, as we were able to support a constant currency increase in revenues without a similar constant currency increase in expenses.

OUP margin for APME was 3.7% in the first nine months ended September 30, 2015 compared to 3.6% in 2014. The increase in OUP margin was due to the increase in our gross profit margin.

Right Management

Revenues from services increased 1.3% in constant currency (-6.6% as reported) in the third quarter of 2015 compared to 2014, primarily due to the 4.1% increase in constant currency (-4.5% as reported) in our outplacement services driven by growth in our markets within the Americas, partially offset by the contraction in our European and Asian markets. Our talent management business decreased 5.0% in constant currency (-11.3% as reported) in the third quarter of 2015 compared to 2014 due mostly to softening demand in our European markets, partially offset by growth in markets within the Americas and Asia.

Revenues from services decreased 9.5% (-1.7% in constant currency) in the first nine months ended September 30, 2015 compared to 2014, primarily due to the 8.9% decrease (-0.8% in constant currency) in our outplacement services due to softer demand in the first half of 2015 partially offset by growth in the third quarter of 2015. Our talent management business decreased 11.0% (-3.9% in constant currency) in the first nine months of 2015 compared to 2014 due to softer demand.

Gross profit margin increased in the third quarter of 2015 compared to 2014 due to an increase in both the outplacement and talent management business gross profit margins.

Gross profit margin increased in the first nine months ended September 30, 2015 compared to 2014 due to the increase in the outplacement business gross profit margin.

Selling and administrative expenses decreased 12.4% (-4.1% in constant currency) in the third quarter of 2015 compared to 2014 and decreased 9.7% (-1.7% in constant currency) in the first nine months ended September 30, 2015 compared to 2014. The decreases were due to the cost savings from more efficient delivery solutions and the simplification and cost recalibration actions favorably impacting expense levels.

OUP margin for Right Management was 16.0% in the third quarter of 2015 compared to 8.7% in 2014. OUP margin was 13.8% in the first nine months ended September 30, 2015 compared to 12.1% in 2014. The increases are due to the improvement in our gross profit margins and improved operational leverage.

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

A reconciliation of these Non-GAAP percentage variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended September 30, 2015 Compared to 2014
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisition/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$769.6	(3.9)%	—%	(3.9)%	—%	(3.9)%
Other Americas	367.0	(5.6)	(22.0)	16.4	0.4	16.0
	1,136.6	(4.4)	(7.2)	2.8	0.2	2.6

Southern Europe:
France	1,242.5	(14.6)	(16.5)	1.9	0.9	1.0
Italy	324.4	10.3	(21.1)	31.4	—	31.4
Other Southern Europe	258.5	(0.6)	(16.6)	16.0	2.3	13.7
	1,825.4	(9.1)	(17.1)	8.0	0.9	7.1

Northern Europe	1,373.4	(11.7)	(14.8)	3.1	2.8	0.3
APME	570.2	(3.7)	(15.6)	11.9	6.6	5.3
Right Management	66.9	(6.6)	(7.9)	1.3	—	1.3
Consolidated	$4,972.5	(8.2)	(14.0)	5.8	1.9	3.9

Gross Profit	$852.1	(5.9)	(12.9)	7.0	2.3	4.7
Selling and Administrative Expense	$645.8	(6.9)	(12.2)	5.3	2.3	3.0
Operating Profit	$206.3	(2.8)	(15.5)	12.7	2.7	10.0

(a)	In millions for the three months ended September 30, 2015.

	9 Months Ended September 30, 2015 compared to 2014
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisition/ Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$2,257.3	(1.7)%	—%	(1.7)%	—%	(1.7)%
Other Americas	1,094.4	(1.8)	(17.4)	15.6	0.1	15.5
	3,351.7	(1.7)	(5.6)	3.9	—	3.9

Southern Europe:
France	3,485.9	(14.6)	(18.4)	3.8	0.8	3.0
Italy	913.8	3.5	(22.4)	25.9	—	25.9
Other Southern Europe	729.0	(0.5)	(18.3)	17.8	2.4	15.4
	5,128.7	(10.0)	(19.0)	9.0	0.9	8.1

Northern Europe	4,032.3	(11.3)	(16.3)	5.0	1.6	3.4
APME	1,659.9	(5.7)	(12.3)	6.6	3.1	3.5
Right Management	203.4	(9.5)	(7.8)	(1.7)	—	(1.7)
Consolidated	$14,376.0	(8.1)	(14.4)	6.3	1.1	5.2

Gross Profit	$2,444.7	(6.7)	(13.5)	6.8	1.5	5.3
Selling and Administrative Expenses	$1,936.9	(7.5)	(12.6)	5.1	1.4	3.7
Operating Profit	$507.8	(3.6)	(17.1)	13.5	1.9	11.6

(a)  In millions for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2015, we had $339.8 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred taxes related to those foreign earnings not considered to be permanently invested. As of September 30, 2015, we identified approximately $602.5 million of non-United States earnings that are not permanently invested and may be repatriated in the future as cash needs arise.

Cash provided by operating activities was $282.8 million during the first nine months ended September 30, 2015 compared to $104.9 million during the first nine months ended September 30, 2014. This increase is primarily attributable to higher cash earnings and the 2015 sale of a portion of our French payroll tax benefits earned in 2014 for approximately $130.0 million. Changes in operating assets and liabilities utilized $173.5 million of cash during the first nine months ended September 30, 2015 compared to $322.6 million utilized during the first nine months ended September 30, 2014. The decreased usage is primarily due to the sale of the French payroll tax benefits and an improvement in accounts receivable collections. Our Days Sales Outstanding (“DSO”) was down approximately one day from last year.

Net accounts receivable increased to $4,278.9 million as of September 30, 2015 from $4,134.5 million as of December 31, 2014. This increase is due to the increase in business volumes, partially offset by changes in currency exchange rates. At constant exchange rates, the September 30, 2015 balance would have been approximately $261.7 million higher than reported.

Capital expenditures were $33.3 million in the first nine months ended September 30, 2015 compared to $32.8 million in the first nine months ended September 30, 2014. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments.

On September 3, 2015, we completed our previously announced acquisition of 7S Group GmbH (“7S”), for total consideration, net of cash acquired, of $140.4 million (€125.3 million). In addition, we incurred approximately $2.2 million and $3.4 million of transaction costs associated with the acquisition during the three and nine months ended September 30, 2015, respectively, which have been recorded in selling and administrative expenses. Based primarily in Germany, 7S is a highly specialized provider of human resource services focusing on a number of core sectors including skilled trades, engineering and IT.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions excluding 7S, net of cash acquired, was $100.3 million for the nine months ended September 30, 2015, the majority of which took place in Australia, Canada and the Netherlands. The total cash consideration for acquisitions, net of cash acquired, was $25.1 million for the nine months ended September 30, 2014.

During the third quarter of 2015, we entered into a joint venture to expand our business in the Greater China region. We contributed a majority of the net assets of our China, Hong Kong, Macau and Taiwan operations and the noncontrolling shareholder contributed cash. The joint venture is included in our Consolidated Balance Sheets as of September 30, 2015 as we have a controlling financial interest. The noncontrolling equity interest is included in noncontrolling interests in total shareholders’ equity in our Consolidated Balance Sheets as of September 30, 2015.
Cash provided by net debt borrowings was $449.7 million in the first nine months ended September 30, 2015 compared to $8.6 million in the first nine months ended September 30, 2014.

On September 11, 2015, we offered and sold €400.0 million aggregate principal amount of the Company's 1.875% notes due September 11, 2022 (the "Notes"). The net proceeds from the Notes of €397.4 million will be used for general corporate purposes, which may include share repurchases and the acquisition of or investment in complementary businesses or other assets. The Notes were issued at a price of 99.753% to yield an effective interest rate of 1.913%. Interest on the Notes is payable in arrears on September 11 of each year. The Notes are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities.
On September 16, 2015, we amended and restated our Five Year Credit Agreement (the “Amended Agreement”) with a syndicate of commercial banks primarily to revise the termination date of the facility from October 15, 2018 to September 16, 2020. The remaining material terms and conditions of the Amended Agreement are substantially similar to the material terms and conditions of our Amended and Restated Five Year Credit Agreement dated October 15, 2013.
Our €350.0 million notes are due June 2018. When both the €350.0 million notes and the €400.0 million notes mature, we plan to repay the amounts with available cash, borrowings under our $600.0 million revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we decide to replace either of the notes.

In July 2015, Moody’s Investors Service upgraded our long-term debt rating to Baa1 from Baa2 while maintaining the stable outlook. This current credit rating is investment grade. Rating agencies use proprietary methodology in determining their ratings and outlook which includes, among other things, financial ratios based upon debt levels and earnings performance. Under the $600.0 million revolving credit agreement, a credit ratings-based pricing grid determines the facility fee and the credit spread that we add to the applicable interbank borrowing rate on all borrowings. At this current credit rating, the annual facility fee is 12.5 basis points paid on the entire facility and the credit spread is 100.0 basis points on any borrowings.

As of September 30, 2015, we had letters of credit totaling $0.9 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.1 million were available to us under the facility as of September 30, 2015.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 0.80 to 1 and a fixed charge coverage ratio of 4.49 to 1 as of September 30, 2015. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2015, such credit lines totaled $284.2 million, and additional borrowings of $239.1 million could have been made under these lines. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

On April 28, 2015 and April 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.80 and $0.49 per share, respectively. The 2015 dividends were paid on June 15, 2015 to shareholders of record on June 1, 2015. The 2014 dividends were paid on June 16, 2014 to shareholders of record on June 2, 2014.

On October 29, 2015 and October 29, 2014, the Board of Directors declared a semi-annual cash dividend of $0.80 and $0.49 per sh are, respectively. The 2015 dividends are payable on December 15, 2015 to shareholders of record on December 1, 2015. The 2014 dividends were paid on December 15, 2014 to shareholders of record on December 1, 2014.

In October 2015 and December 2012, the Board of Directors authorized the repurchase of 6.0 million and 8.0 million shares of our common stock, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first nine months of 2015, we repurchased 6.0 million shares at a cost of $523.2 million under the 2012 authorization. As of September 30, 2015, there were no shares remaining authorized for repurchase under the 2012 authorization.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,823.5 million as of September 30, 2015 compared to $1,372.5 million as of December 31, 2014.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $180.3 million and $172.6 million as of September 30, 2015 and December 31, 2014, respectively, consisting of $134.8 million and $126.8 million for guarantees, respectively, and $45.5 million and $45.8 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.1 million and $1.3 million in the first nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, we made payments of $6.1 million out of our restructuring reserve that was created in 2012 and 2013. We expect a majority of the remaining $6.8 million reserve will be paid by the end of 2016.

Application of Critical Accounting Policies

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2015 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2015 included: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates ranging from 11.8% to 17.1%, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

The table below provides a sample of our reporting units’ estimated fair values and carrying values, which were determined as part of our annual goodwill impairment test performed in the third quarter ended September 30, 2015. The reporting units included below represent approximately 73% of our consolidated goodwill balance as of September 30, 2015.

(in millions)	France	United States	United Kingdom	Right Management	Netherlands
Estimated fair values	$1,510.5	$1,132.9	$410.4	$296.3	$164.8
Carrying values	633.3	799.0	305.4	122.6	128.9

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In October 2015 and December 2012, the Board of Directors authorized the repurchase of 6.0 million and 8.0 million shares of our common stock, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. As of September 30, 2015, there were no shares remaining authorized for repurchase under the 2012 authorization. The following table shows the total amount of shares repurchased during the third quarter of 2015.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1- 31, 2015	503,334	$89.19	503,334	3,478,683
August 1 - 31, 2015	2,213,252	$90.40	2,213,252	1,265,431
September 1 - 30, 2015	1,265,431	$86.45	1,265,431	—

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

(c)	audit services with respect to certain procedures for governmental requirements; and

(d)	preparation of a comfort letter for our debt offering.

 Compensatory Arrangements of Certain Officers

On October 29, 2015, ManpowerGroup Inc.  (the “Company”) entered into a severance agreement with Ram Chandrashekar. This severance agreement replaces a similar agreement scheduled to expire on November 15, 2015. The new severance agreement expires on the first to occur of (1) the date two years after the occurrence of a change of control of the Company or (2) October 29, 2018, if no such change of control occurs before October 29, 2018.

Aside from the new term, the severance agreement is in substantially the same form as the severance agreement it replaces with certain other modifications including a change to the definition of "good reason." The definition has been modified to include (i) any material breach by the Company or one of its affiliates of a material obligation to pay or provide benefits or compensation to the executive, (ii) a material diminution in base salary, (iii) a material diminution in the executive’s authority, duties or authority, coupled with a material reduction in the executive’s target bonus opportunity, (iv) a material diminution in the executive’s authority, duties or responsibility which is not coupled with a material reduction in the executive’s target bonus opportunity, but which occurs within 2 years after a change of control; or (v) a material reduction in the executive’s target bonus opportunity which is not coupled with a material diminution in the executive’s authority, duties or responsibilities, but which occurs within 2 years after a change of control. Under the prior agreement, “good reason” included a material diminution of the executive’s authority, duties or responsibilities (except in the case of a good faith reassignment to another senior executive level position by the CEO prior to a change in control), but did not include a material diminution in his target bonus opportunity (other than in the two years following a change of control).

The foregoing description is qualified in its entirety by reference to the severance agreement filed herewith as exhibit 10.1, which is incorporated by reference into this report.

Item 6 – Exhibits

10.1	Severance Agreement between Ram Chandrashekar and the Company dated as of October 29, 2015.

10.2
Fiscal and Paying Agency Agreement between the Company and Citibank, N.A., as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of September 11, 2015 (including the form of Note attached thereto as Schedule I), incorporated by reference to the Company's Current Report on Form 8-K dated September 11, 2015.

10.3
Amended and Restated Five-Year Credit Agreement dated as of September 16, 2015 among the Company, a syndicate of lenders and Citibank, N.A., as Administrative Agent, incorporated by reference to the Company's Current Report on Form 8-K dated September 11, 2015.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising. Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: October 30, 2015

/s/ Michael J. Van Handel
Michael J. Van Handel
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Severance Agreement between Ram Chandrashekar and the Company dated as of October 29, 2015.

10.2
Fiscal and Paying Agency Agreement between the Company and Citibank, N.A., as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of September 11, 2015 (including the form of Note attached thereto as Schedule I), incorporated by reference to the Company's Current Report on Form 8-K dated September 11, 2015.

10.3
Amended and Restated Five-Year Credit Agreement dated as of September 16, 2015 among the Company, a syndicate of lenders and Citibank, N.A., as Administrative Agent, incorporated by reference to the Company's Current Report on Form 8-K dated September 11, 2015.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising. Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of Michael J. Van Handel, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.