Form 10-K
period 2015-12-31
ManpowerGroup Inc.
filed 2016-02-22
CIK 871763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2015

OR

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No    □
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes □    No  ☒
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  □
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  □
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    □
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer  ☒  Accelerated filer  □  Non-accelerated filer  □  Smaller reporting company  □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  □    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant was $6,874,139,738 as of June 30, 2015. As of February 17, 2016, there were 72,294,774 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2015. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016.

PART I

The terms “we,” “our,” “us,” or “the Company” refer to ManpowerGroup Inc. and its consolidated subsidiaries.

Item 1.       Business

Introduction and History

ManpowerGroup Inc. is a world leader in innovative workforce solutions and services. Our global network of over 2,900 offices in 80 countries and territories allows us to meet the needs of our global, multinational and local clients across all major industry segments. We develop solutions that drive organizations forward, accelerate individual success and help build more sustainable communities. We power the world of work.

By offering a comprehensive range of workforce solutions and services, we help companies at varying stages in their evolution increase productivity, improve strategy, quality and efficiency, and reduce costs across their workforce to achieve their business goals. ManpowerGroup’s suite of innovative workforce solutions and services includes:

• Recruitment and Assessment – By leveraging our trusted brands, industry knowledge and expertise, we identify the right talent in the right place to help our clients quickly access the people they need when they need them. Through our industry-leading assessments, we gain a deeper understanding of the people we serve to correctly identify candidates’ potential, resulting in a better cultural match.

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

This comprehensive and diverse business mix helps us to partially mitigate the cyclical effects of the economies in which we operate. Our family of brands and offerings includes:

• Manpower – We are a global leader in contingent staffing and permanent recruitment. We provide businesses with rapid access to a highly qualified and productive pool of candidates to give them the flexibility and agility they need to respond to changing business needs.

• Experis – We are a global leader in professional resourcing and project-based solutions. With operations in over 50 countries and territories, we delivered 57 million hours of professional talent in 2015 specializing in Information Technology (IT), Engineering, Finance and Accounting, and Healthcare.

• Right Management – We are a global career expert dedicated to helping organizations and individuals become more agile and innovative.  By leveraging our expertise in assessment, development and coaching, we provide tailored solutions that deliver organizational efficiency, individual development, and career management, to increase productivity and optimize business performance.

• ManpowerGroup Solutions – ManpowerGroup Solutions is a leader in outcome-based, talent-driven solutions. Our offerings include best-in-class Talent Based Outsourcing (TBO), TAPFIN - Managed Service Provider (MSP), Recruitment Process Outsourcing (RPO) and Proservia. Proservia is a recognized leader within the Digital Services market and IT Infrastructure sector throughout Europe, specializing in infrastructure management and user support.

Our leadership position allows us to be a center for quality employment opportunities for people at all points in their career paths. In 2015, the 3.4 million people whom we connected to opportunities and purpose worked to help our more than 400,000 clients meet their business objectives. Seasoned professionals, skilled laborers, temporary to permanent, parents returning to work, seniors wanting to supplement pensions, previously unemployed youth and disabled individuals all turn to the ManpowerGroup companies for employment possibilities. Similarly, governments in the nations in which we operate look to us to help provide employment opportunities and training to assist the unemployed in gaining the skills they need to enter the workforce. We provide a bridge to experience and employment, and help to build more sustainable communities.

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

Our Internet address is www.manpowergroup.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our Internet website:

•	our articles of incorporation and bylaws;

•	our ManpowerGroup code of business conduct and ethics;

•	our corporate governance guidelines;

•	our anti-corruption policy;

•	the charters of the Audit, Executive Compensation and Human Resources and Nominating and Governance Committees of the Board of Directors;

•	our guidelines for selecting board candidates;

•	our categorical standards for relationships deemed not to impair independence of non-employee directors;

•	our policy on services provided by independent auditors; and

•	our regular update on corporate social responsibility.

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

Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative and industrial positions. All of these services are provided under our Manpower and Experis brands. We have provided services under our core Manpower brand for over 65 years with a primary focus on the areas of office, call center and industrial services and solutions. We provide services under our Experis brand, particularly in the areas of IT, Engineering, Finance and Accounting, and Healthcare, that include high-impact solutions, and accelerate organizations’ growth by attracting, assessing and placing specialized expertise to deliver in-demand talent for mission-critical positions. Our experience and expertise allow us to accurately assess candidates’ workplace potential and technical skills to match them to the needs of our clients. We plan to continue to build our brand and attract the talent our clients need as skills shortages arise.

ManpowerGroup Solutions specializes in the delivery of customized workforce strategies and outcome-based solutions. Through our RPO offering, we manage customized, large-scale recruiting and workforce productivity initiatives for clients through an exclusive outsourcing contract. We can manage a single element or all of a client's permanent recruiting and hiring processes, from job profiling to on-boarding, globally or in a single location. MSP services include overall program management, reporting and tracking, supplier selection and management and order distribution. The MSP and RPO offerings both provide specialty expertise in contingent workforce management and broader administrative functions. TBO and Proservia services also include management of financial and administrative processes, including call center and customer service activities and accounting and payroll.

Americas

We provide services as Manpower, Experis and ManpowerGroup Solutions through both branch and franchise offices. The total Americas segment had 674 branch and 180 franchise offices. In the United States, where we realized 67% of the Americas’ revenue, we had 436 branch and 164 franchise offices as of December 31, 2015, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Other Americas, the largest operations of which include Mexico and Argentina, we had 238 branch offices and 16 franchise offices. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise. In the United States, we provide client invoicing and payroll processing of our contingent workers for all branch offices and some of our franchise offices through administrative centers managed by our Milwaukee headquarters.

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

Our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection and training. During 2015 in this segment, approximately 38% of temporary and contract recruitment revenues were derived from placing industrial staff, 25% from placing office staff, and 37% from placing professional and technical staff. For our United States operations in 2015, approximately 43% of the temporary and contract recruitment revenues were derived from placing industrial staff, 16% from placing office staff, and 41% from placing professional and technical staff.

Our ManpowerGroup Solutions operations provide a variety of outcome-based solutions including TBO, MSP and RPO. We also conduct business in the Americas under our Right Management brand as discussed further at the end of this section.

Southern Europe

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe. The Southern Europe segment had 1,072 branch offices as of December 31, 2015. Our largest operations in this segment are in France (68% of the segment revenue) and Italy (18% of the segment revenue).

We conduct our operations in France and the surrounding region as a leading workforce solutions and service provider through 570 branch offices under the name of Manpower, Experis or ManpowerGroup Solutions, including Proservia, and 122 branch offices under the name Supplay. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominately focused on recruitment for industrial positions. In 2015, we derived approximately 82% of our temporary recruitment revenues in France from the supply of industrial and construction workers, 16% from the supply of office staff, and 2% from the supply of professional and technical staff.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2015, ManpowerGroup Italy conducted operations through a network of 233 branch offices. It provides a comprehensive suite of workforce solutions and services offered through Manpower, Experis or ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2015, approximately 67% of our temporary and contract recruitment revenues in Italy were derived from placing industrial staff, 7% from placing office staff, including contact center staff, and 26% from placing professional and technical staff.

For our Southern Europe operations in total during 2015, approximately 74% of temporary and contract recruitment revenues were derived from placing industrial staff, 15% from placing office staff, and 11% from placing professional and technical staff.

We also conduct business in Southern Europe under our Right Management brand as discussed below.

Northern Europe

Our largest operations in Northern Europe are in the United Kingdom, the Nordics, Germany and the Netherlands, providing a comprehensive suite of workforce solutions and services through Manpower, Experis and ManpowerGroup Solutions, including Proservia. Collectively, we operate through 668 branch offices and 49 franchise offices in this region. The franchise offices are in Switzerland, where we own 49% of the franchise.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2015, we conducted operations in the United Kingdom as Manpower, Experis and ManpowerGroup Solutions through a network of 84 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2015, approximately 29% of our United Kingdom operation’s temporary recruitment revenues were derived from the supply of industrial staff, 22% from the supply of office staff, and 49% from the supply of professional and technical staff.

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

For our Northern Europe operations in total during 2015, approximately 39% of temporary and contract recruitment revenues were derived from placing industrial staff, 26% from placing office staff, and 35% from placing professional and technical staff.

We also conduct business in Northern Europe under our Right Management brand as discussed below.

APME

We operate through 183 branch offices in the Asia Pacific Middle East (APME) region. The largest of these operations are located in Australia, China, India and Japan, all of which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2015, approximately 15% of our APME temporary and contract recruitment revenues were derived from placing industrial staff, 47% from placing office staff, and 38% from placing professional and technical staff.

We also conduct business in APME under our Right Management brand as discussed below.

Right Management

Right Management is a global expert in talent and career management workforce solutions. We design and deliver solutions to align talent strategy with business strategy. Our expertise spans Talent Assessment, Leader Development, Organizational Effectiveness, Employee Engagement, and Workforce Transition and Outplacement. With 108 offices in more than 50 countries and territories, we partner with companies of all sizes to help grow and engage their talent, increase productivity and optimize business performance.

Competition

We compete in the employment services industry by offering a broad range of services, including permanent, temporary and contract recruitment, project-based workforce solutions, assessment and selection, training, career and talent management, managed service solutions, outsourcing, consulting and professional services.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of United States dollars in annual revenues. In most areas, no single company has a dominant share of the employment services market. In addition to us, the largest publicly owned companies specializing in recruitment services are Adecco, S.A. (Switzerland) and Randstad Holding N.V. (Netherlands). We also compete against a variety of regional or specialized companies such as Recruit Holdings Co., Ltd., Kelly Services, Inc., Robert Half Inc., Kforce Inc., PageGroup, Korn/Ferry International and Alexander Mann. It is a highly competitive industry, reflecting several trends in the global marketplace such as the notably increasing demand for skilled people, employers’ desire for more flexible working models and consolidation among clients and in the employment services industry itself. We manage these trends by leveraging established strengths, including one of the employment services industry’s most recognized and respected brands; geographic diversification; size and service scope; an innovative product mix; recruiting and assessment expertise; and a strong client base. While staffing is an important aspect of our business, our strategy is focused on providing both the skilled employees our clients need and high-value workforce management, outsourcing and consulting solutions.

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our presence in each market, and large national/multinational client relationships, which comprised approximately 58% of our revenues in 2015. These large national and multinational clients will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to the local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed. Client relationships with small- and medium-size businesses tend to rely less upon longer-term contracts, and the competitors for this business are primarily locally-owned businesses.

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

Also see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Regulations.”

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries. We believe that many of these marks and trade names, including ManpowerGroup®, ManpowerGroup® Solutions, Manpower®, Experis®, Right Management®, Brook Street®, and Proservia® have significant value and are materially important to our business. In addition, we maintain other intangible property rights. The trademarks have been assigned an indefinite life based on our expectation of renewing the trademarks, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future.

Employees

We had approximately 27,000 full-time equivalent employees as of December 31, 2015. In addition, we estimate that we recruit on behalf of our clients approximately 3.4 million permanent, temporary and contract workers on a worldwide basis each year.

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

Financial Information about Foreign and Domestic Operations

Note 14 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2015, 2014 and 2013. Such note is found in our 2015 Annual Report to Shareholders and is incorporated herein by reference.

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

•	volatile or uncertain economic conditions;

•	any economic recovery may be short-lived and uneven, and may not result in increased demand for our services;

•	inability to timely respond to the needs of our clients;

•	competition in the worldwide employment services industry;

•	inability to effectively implement our business strategy or achieve our objectives;

•	a loss or reduction in revenues from one or more large clients;

•	challenges meeting contractual obligations if we or third parties fail to deliver on performance commitments;

•	failure to keep pace with technological change and marketplace demand in the development and implementation of our services and solutions;

•	failure to implement strategic technology investments;

•	loss of key personnel;

•	competition in labor markets that limits our ability to attract, train and retain the personnel necessary to meet our clients’ staffing needs;

•	improper disclosure or loss of sensitive or confidential company, employee, associate or client data, including personal data;

•	political unrest, natural disasters, health crises, infrastructure disruptions, and other risks beyond our control;

•	failure to comply with the legal regulations in places we do business;

•	regulatory prohibition or restriction of employment services or the imposition of additional licensing or tax requirements;

•	failure to comply with anti-corruption and bribery laws;

•	employment-related legal claims from clients or third parties;

•	liability resulting from competition law;

•	our ability to preserve our reputation in the marketplace;

•	changes in client attitudes toward the use of our services;

•	inability to maintain effective internal controls;

•	foreign currency fluctuations;

•	costs or disruptions resulting from acquisitions we complete;

•	disruption and increased costs from outsourcing various aspects of our business;

•	limited ability to protect our thought leadership and other intellectual property;

•	adverse effects on our operating flexibility resulting from our debt levels;

•	our failure to comply with restrictive covenants under our revolving credit facilities and other debt instruments;

•	inability to obtain credit on terms acceptable to us or at all;

•	the performance of our subsidiaries and their ability to distribute cash to our parent company may vary;

•	our inability to secure guarantees or letters of credit on acceptable terms;

•	changes in tax legislation;

•	provisions under Wisconsin law and our articles of incorporation and bylaws could make the takeover of our company more difficult;

•	the risk factors disclosed below; and

•	other factors that may be disclosed from time to time in our SEC filings or otherwise.

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

Our business is affected by global macroeconomic conditions, which have recently included considerable uncertainty and volatility. In particular, economic conditions have been unstable and difficult to predict globally, with many regions experiencing volatile growth patterns.

We are particularly susceptible to changes in economic conditions in Europe, which represents two of our operating segments and approximately 64% of our revenue. During 2015, the various economies in Europe experienced uneven and choppy growth characteristics, and there is a risk that some or many of the European economies may be hampered by events which emerged in 2015, including the refugee situation or the impact of terrorist activity, or by other political or economic developments, any of which could have a material adverse effect on our business and operating results.

In addition, because we operate globally, an economic slowdown in one or more regions outside Europe, including in emerging markets, could adversely affect our results of operations as well. There are a number of recent global economic developments that could contribute to such a slowdown, including the rapid decline in oil prices as well as a strengthening US dollar.

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

There is a risk we may not be able to respond with sufficient speed and agility to the needs of our clients, which may change rapidly as their businesses evolve. The size and breadth of our organization, comprising approximately 27,000 employees based out of over 2,900 offices in 80 countries and territories, may make it difficult for us to effectively manage our resources and provide coordinated solutions to our clients who require our services in multiple locations. For example, client demands for uniform service across borders may be difficult to satisfy because of variation in local laws and customs. We see a trend in more multi-country and enterprise-level relationships and we may have difficulty in profitably managing and delivering projects involving multiple countries. Also, our size and organizational structure may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If we are not effective at meeting the needs of our current and prospective clients, or our competitors are more agile or effective at doing so, our business and financial results could be materially adversely affected.

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

Our business strategy focuses on growing revenues while improving our operating profits. An important element of our strategy is our effort to diversify our revenues beyond our core staffing and employment services through the sale of innovative workforce solutions designed to achieve higher operating margins. These workforce solutions are often unique, non-repeatable and tailored to a client’s needs, and present costs, risk and complexity that may be difficult to calculate. These solutions may be unprofitable if we are not able to accurately anticipate these costs and risks in our pricing for these solutions. For example, we may fail to structure and price our solutions in a manner that successfully recovers our initial investments, or properly compensates us for regulatory or compliance-related risks. Furthermore, we may not create an adequate delivery model for new workforce solutions, effectively manage our solutions, or obtain adequate insurance coverage in amount or scope to cover potential risks arising from the solutions we provide.

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

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our presence in each market, and large national/multinational client relationships, which comprised approximately 58% of our revenues in 2015. These large national and multinational clients will frequently enter into non-exclusive arrangements with several firms, and the client is generally able to terminate our contracts on short notice without penalty. The deterioration of the financial condition or business prospects of these large national and multinational clients, or a change in their strategy around the use of our services, could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from them. A loss or reduction in revenues from one or more of our large national and multinational clients could have a material adverse effect on our business.

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

Our operations are dependent on the continued efforts of our officers and executive management and the performance and productivity of our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. If we were to lose key personnel who have acquired significant experience in managing our business or managing companies on a global basis, it could have a significant impact on our operations. Additionally, some of our important client relationships may be dependent on the continued performance of individual managers or field personnel, and there is a risk that loss of those individuals could jeopardize key client relationships. Our simplification efforts have included reductions of our workforce, at the staff and officer level, in both our headquarters and throughout our country operations. There is a risk that this simplification and the resultant reductions in personnel could materially adversely affect operational performance, and therefore our business and financial results. In addition, it is part of our strategy to maintain a lean corporate structure and small executive team in order to manage our operating margins. There is a risk that we will not have developed sufficient executive talent internally in order to address any key leadership vacancies that might arise.

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

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment information, about our employees, clients, associates and candidates, a portion of which is confidential and/or personally sensitive. In doing so, we rely on our own technology and systems, and those of third party vendors we use for a variety of processes, including cloud-based technology and systems. We and our third party vendors have established policies and procedures to help protect the security and privacy of this information. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

Such disclosure, loss or breach could harm our reputation and subject us to significant monetary damages, litigation, regulatory enforcement actions, fines, criminal prosecution, or other liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we continue to introduce new services and offerings, such as mobile technology. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace. In addition, our liability insurance might not be sufficient in scope or amount to cover us against claims related to security breaches, cyberattacks and other related data disclosure, loss or breach.

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

Any future regulations may have a material adverse effect on our business and financial results because they may make it more difficult or expensive for us to continue to provide employment services, particularly if we cannot pass along increases in costs to our clients.

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

• retroactive entitlement to employee benefits, including healthcare coverage as may be required under the US Patient Protection and Affordable Care Act passed in 2010;

• errors and omissions of our associates and other individuals working on our behalf in performing their jobs, including accountants, IT professionals and other technical workers; and

• claims by our clients relating to our associates’ misuse of clients’ proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

We may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team and costly and could have a negative impact on our business. In the past several years, we devoted considerable time and expense to resolve several

California-based “wage and hour” claims that asserted deficiencies in our payroll practices, and we cannot be certain we will not experience similar claims in the future.

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

We believe the ManpowerGroup brand name and our reputation are important corporate resources that help distinguish our services from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches, internal control deficiencies, delivery failures or compliance violations. Similarly, our reputation could be damaged by actions or statements of current or former clients, employees, competitors, vendors, adversaries in legal proceedings, government regulators, as well as members of the investment community or the media. There is a risk that negative information about ManpowerGroup, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the ManpowerGroup brand name and could reduce investor confidence in us, materially adversely affecting our share price.

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

Although we report our results of operations in United States dollars, the majority of our revenues and expenses are denominated in currencies other than the United States dollar, and unfavorable fluctuations in foreign currency exchange rates could have a material adverse effect on our reported financial results

During 2015, approximately 84% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, $855.1 million of our outstanding indebtedness as of December 31, 2015 was denominated in foreign currencies. Increases or decreases in the value of the United States dollar against other major currencies, or the imposition of limitations on conversion of foreign currencies into United States dollars, could affect our revenues, operating profit and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Euro, could have a material adverse effect on our business, financial condition, cash flow and results of operations. Furthermore, the volatility of currencies may make year-over-year comparability difficult.

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

• failure of any companies or assets that we acquire, or joint ventures that we form, to meet performance expectations, which could trigger payment obligations;

• over-valuation by us of any companies or assets that we acquire, or joint ventures that we form;

• failure to effectively monitor compliance with corporate policies as well as regulatory requirements;

• insufficient indemnification from the selling parties for liabilities incurred by the acquired companies prior to the acquisitions; and

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

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property including the value of our brands. Existing laws of the various countries in which we provide services or solutions may offer only limited protection. We rely upon a combination of trade secrets, confidentiality and other contractual agreements, and patent, copyright, and trademark laws to protect our intellectual property rights. Our intellectual property rights may not prevent competitors from independently developing products, services and solutions similar to ours. Further, the steps we take might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, which could materially adversely affect our business and financial results.

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

As of December 31, 2015, we had $855.1 million of total debt. Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

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

We could be subject to changes in tax rates, adoption of new United States or international tax legislation or tax audits that could result in additional income tax liabilities.

We are subject to income taxes in the United States and other jurisdictions where we have operations. The tax bases and rates in these respective tax jurisdictions may significantly change due to economic and political conditions. Our future effective tax rate could be affected by changes in earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities or changes in the respective tax laws. In addition, tax accounting may involve complex matters and requires our judgment to determine our worldwide provision for income taxes and tax assets and liabilities including matters related to our intercompany transactions. We are routinely subject to income tax examination by the United States Internal Revenue Service and other Tax Authorities, and these audits may result in an additional tax liability. If any of these instances lead to an increase in our effective tax rates, it could have a material adverse effect on our financial results.

The price of our common stock may fluctuate significantly, which may result in losses for investors.

The market price for our common stock has been and may continue to be volatile. For example, during 2015, the price of our common stock as reported on the New York Stock Exchange ranged from a high of $96.56 to a low of $63.79. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

•  actual or anticipated variations in our quarterly operating results;

•  announcement of new services by us or our competitors;

•  announcements relating to strategic relationships or acquisitions;

•  changes in financial estimates or other statements by securities analysts;

•  changes in general economic conditions; and

•  changes in investor sentiment regarding the company or the economy in general.

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

Item 4.               Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF MANPOWERGROUP
(as of February 17, 2016)

Name of Officer	Office

Jonas Prising Age 51
Chairman of ManpowerGroup as of December 31, 2015. Chief Executive Officer of ManpowerGroup since May 2014. ManpowerGroup President from November 2012 to May 2014. Executive Vice President, President of ManpowerGroup - the Americas from January 2009 to October 2012. Executive Vice President, President – United States and Canadian Operations from January 2006 to December 2008. A director of ManpowerGroup since May 2014. An employee of ManpowerGroup since May 1999. A director of Kohl's Corporation since August 2015.

Darryl Green Age 55
President and Chief Operating Officer of ManpowerGroup since May 2014. ManpowerGroup President from November 2012 to May 2014. Executive Vice President, President of Asia Pacific and Middle East Operations from January 2009 to October 2012. Executive Vice President, President – Asia-Pacific Operations from May 2007 to December 2008. An employee of ManpowerGroup since May 2007.

Michael J. Van Handel Age 56
Senior Executive Vice President of ManpowerGroup since February 2016. Executive Vice President, Chief Financial Officer of ManpowerGroup from January 2008 to February 2016. Executive Vice President, Chief Financial Officer and Secretary from April 2002 to January 2008. An employee of ManpowerGroup since May 1989. A director of BMO Financial Corp since 2006. A director of Cellular Dynamics International, Inc. from 2010 to 2015.

John T. McGinnis Age 49
Executive Vice President, Chief Financial Officer of ManpowerGroup since February 2016. Global Controller of Morgan Stanley from January 2014 to February 2016. Chief Financial Officer, HSBC North America from July 2012 to January 2014. Chief Financial Officer, HSBC Bank USA from July 2010 to January 2014. An employee of ManpowerGroup since February 2016.

Mara E. Swan Age 56
Executive Vice President - Global Strategy and Talent since January 2009. Senior Vice President of Global Human Resources from August 2005 to December 2008. An employee of ManpowerGroup since August 2005. A director of GOJO Industries since November 2012.

Sriram “Ram” Chandrashekar Age 49
Executive Vice President, Operational Excellence and IT, and President of Asia Pacific Middle East Region since February 2014. Senior Vice President of Operational Excellence and IT from October 2012 to February 2014. Chief Operating Officer of Asia Pacific Middle East Region from April 2008 to October 2012. An employee of ManpowerGroup since April 2008.

Richard D. Buchband Age 52
Senior Vice President, General Counsel and Secretary of ManpowerGroup since January 2013. Prior to joining ManpowerGroup, a partner and Associate General Counsel for Accenture plc from 2006 to 2011. An employee of ManpowerGroup since January 2013.

 OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and Affiliates, in 2015:

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

PART II

Item 5.               Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

In October 2015 and December 2012, the Board of Directors authorized the repurchase of 6.0 million and 8.0 million shares of our common stock, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. As of December 31, 2015, there were 5.3 million shares remaining authorized for repurchase under the 2015 authorization and no shares remaining under the 2012 authorization. As of December 31, 2015, there were also a nominal amount of shares we repurchased under the 2015 authorization that did not settle until early January 2016 and which are not included as share repurchases in 2015. The following table shows the total amount of shares repurchased under this authorization during the fourth quarter of 2015.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs
October 1 - 31, 2015	—		-	-	6,000,000
November 1 - 30, 2015	179,592		$89.44	179,592	5,820,408
December 1 - 31, 2015	502,625	(1)	$85.64	477,360	5,343,048

(1) 25,265 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

The remaining information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2015, under the heading “Note 15—Quarterly Data” (page 82) and “Corporate Information” (pages 85 to 86), which information is hereby incorporated herein by reference.

Item 6.       Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2015, under the heading “Selected Financial Data” (page 83), which information is hereby incorporated herein by reference.

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2015, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (pages 14 to 41), which information is hereby incorporated herein by reference.

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2015, under the heading “Significant Matters Affecting Results of Operations” (pages 37 to 41), which information is hereby incorporated herein by reference.

Item 8.               Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and the notes thereto (pages 45 to 82) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2015, which information is hereby incorporated herein by reference.

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

Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting is set forth on page 42 in our Annual Report to Shareholders for the fiscal year ended December 31, 2015, which information is hereby incorporated herein by reference. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting is included on page 44 of our Annual Report to Shareholders for the year ended December 31, 2015, which information is hereby incorporated herein by reference.

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

(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)
The board of directors has determined that each of Gina R. Boswell, chairman of the audit committee, Roberto Mendoza and Paul Read is an “audit committee financial expert.” Ms. Boswell, Mr. Mendoza and Mr. Read are all “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

(e)
Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2016 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

(f)
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the Code on our Internet website at www.manpowergroup.com. We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K, regarding any amendments to, or waiver of, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller or our directors by posting such information at this location on our website.

Item 11.             Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016, under the caption “Executive and Director Compensation”; under the caption “Executive Compensation and Human Resources Committee Interlocks and Insider Participation”; and under the caption “Report of the Executive Compensation and Human Resources Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016, under the caption “Security Ownership of Certain Beneficial Owners,” under the caption “Beneficial Ownership of Directors and Executive Officers” and under the caption "Re-approval of the Material Terms of the Performance Goals Under the 2011 Equity Incentive Plan of ManpowerGroup Inc. - Equity Compensation Plan Information," which information is hereby incorporated herein by reference.

The following table sets forth information as of December 31, 2015 about shares of our common stock outstanding and available for issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2015	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2015 ($)	Weighted-average contractual term of outstanding options, warrants and rights as of December 31, 2015 (years)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2015 (excluding securities reflected in the first column)(1)
Equity compensation plans approved by security holders	2,505,301	$69.91	3.4	4,442,210
Equity compensation plans not approved by security holders	—	—	—	—
Total	2,505,301	$69.91	3.4	4,442,210

(1) Includes the number of shares remaining available for future issuance under the following plans: 1990 Employee Stock Purchase Plan – 169,701 shares; Savings Related Share Option Scheme – 702,524 shares; and 2011 Equity Incentive Plan – 3,569,985 shares.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016, under the caption “Board Independence and Related Party Transactions” and “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14.             Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2016, under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Approval Procedures” in the Audit Committee Report, which information is hereby incorporated herein by reference.

PART IV

Item 15.             Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Page Number(s) in Annual Report to Shareholders
Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

Reports of Independent Registered Public Accounting Firm	43-44

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	45

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	45

Consolidated Balance Sheets as of December 31, 2015 and 2014	46

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	47

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013	48

Notes to Consolidated Financial Statements	49-82

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

4.2
Fiscal and Paying Agency Agreement between the Company and Citibank, N.A., as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of September 11, 2015 (including the form of Note attached thereto as Schedule I), incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 2015.

10.1
Amended and Restated Manpower Inc. Senior Management Performance-Based Deferred Compensation Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. **

10.2
Amended and Restated Five-Year Credit Agreement dated as of September 11, 2015 among the Company, a syndicate of lenders and Citibank, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 2015.

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

10.7(c)	Letter Amendment to Compensation Agreement between Jeffrey A. Joerres and the Company dated as of February 11, 2015. **

10.7(d)
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

10.10(b)	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors Under the 2011 Equity Incentive Plan (Amended and Restated January 1, 2016). **

10.10(c)	ManpowerGroup Inc. Compensation for Non-Employee Directors (Amended and Restated Effective January 1, 2016). **

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

10.10(h)	Severance Agreement dated August 13, 2013 between the Company and Darryl Green, incorporated by reference to the Company’s Current Report on Form 8-K dated August 13, 2013. **

10.10(i)	Severance Agreement dated December 14, 2015 between the Company and Richard Buchband. **

10.10(j)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 28, 2009), incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 4, 2009. **

10.10(k)	Amendment of Manpower Inc. 2003 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. **

10.10(l)
2011 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 29, 2014), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. **

10.10(m)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.11(a)	Form of Career Share Unit Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. **

10.11(b)	Form of Stock Option Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.11(c)	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.11(d)
Form of Amendment to the 2012 and 2013 Performance Share Unit Agreements for Jeffrey A. Joerres and Michael J. Van Handel, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. **

10.11(e)
Amendment to the 2012 and 2013 Stock Option and Restricted Stock Unit Agreements for Jeffrey A. Joerres, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. **

10.11(f)	Form of 2014 Career Share Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.11(g)	Form of 2014 Performance Share Unit Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.11(h)
Form of 2014 Performance Share Unit Agreement for Mr. Joerres and Mr. Van Handel under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.11(i)	2014 Restricted Stock Unit Agreement for Mr. Joerres, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.11(j)	2014 Stock Option Agreement for Mr. Joerres, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.11(k)	2013 Performance Share Unit Agreement for Ram Chandrashekar dated February 13, 2013, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2014. **

10.12(a)
Severance Agreement between Ram Chandrashekar and the Company dated October 29, 2015, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. **

10.12(b)	Letter Agreement between Ram Chandrashekar and the Company dated March 8, 2013, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2014. **

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2015 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

 **    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWERGROUP INC.

By:	/s/ Jonas Prising
Jonas Prising Chairman and Chief Executive Officer

Date:	February 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonas Prising Jonas Prising	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)	February 22, 2016

/s/ John T. McGinnis John T. McGinnis	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2016

Directors: Gina R. Boswell, Cari M. Dominguez, William Downe, John F. Ferraro, Patricia A. Hemingway Hall, Roberto Mendoza, Ulice Payne, Jr., Paul Read, Elizabeth P. Sartain, John R. Walter and Edward J. Zore

February 22, 2016

By:	/s/ Richard Buchband
Richard Buchband Attorney-In-Fact*

*    Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ManpowerGroup Inc.

We have audited the consolidated financial statements of ManpowerGroup Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Company’s internal control over financial reporting as of December 31, 2015, and have issued our reports thereon dated February 22, 2016; such consolidated financial statements and reports are included in your 2015 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 22, 2016

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2015, 2014 and 2013, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2015	$111.4	$16.3	$(20.3)	$(10.1)	$0.8	$98.1
2014	118.6	18.9	(15.8)	(11.5)	1.2	111.4
2013	118.0	24.1	(26.4)	2.6	0.3	118.6