Form 10-Q
period 2016-03-31
ManpowerGroup Inc.
filed 2016-05-06
CIK 871763

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
March 31, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at May 4, 2016
Common Stock, $.01 par value	71,493,356

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	March 31,	December 31,
	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$747.6	$730.5
Accounts receivable, less allowance for doubtful accounts of $102.1 and $98.1, respectively	4,308.3	4,243.0
Prepaid expenses and other assets	128.2	119.0
Total current assets	5,184.1	5,092.5

OTHER ASSETS:
Goodwill	1,275.6	1,257.4
Intangible assets, less accumulated amortization of $277.7 and $266.6, respectively	321.7	326.5
Other assets	612.6	694.0
Total other assets	2,209.9	2,277.9

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	611.9	585.4
Less: accumulated depreciation and amortization	457.8	438.3
Net property and equipment	154.1	147.1
Total assets	$7,548.1	$7,517.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2016	2015
CURRENT LIABILITIES:
Accounts payable	$1,819.9	$1,659.2
Employee compensation payable	172.9	211.4
Accrued liabilities	461.2	483.7
Accrued payroll taxes and insurance	542.6	613.8
Value added taxes payable	424.8	438.7
Short-term borrowings and current maturities of long-term debt	29.6	44.2
Total current liabilities	3,451.0	3,451.0

OTHER LIABILITIES:
Long-term debt	850.0	810.9
Other long-term liabilities	572.4	563.1
Total other liabilities	1,422.4	1,374.0

SHAREHOLDERS’ EQUITY:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 114,727,890 and 114,504,928 shares, respectively	1.2	1.2
Capital in excess of par value	3,195.9	3,186.7
Retained earnings	2,037.7	1,966.0
Accumulated other comprehensive loss	(265.7)	(286.0)
Treasury stock at cost, 43,059,996 and 41,466,590 shares, respectively	(2,364.2)	(2,243.2)
Total ManpowerGroup shareholders’ equity	2,604.9	2,624.7
Noncontrolling interests	69.8	67.8
Total shareholders’ equity	2,674.7	2,692.5
Total liabilities and shareholders’ equity	$7,548.1	$7,517.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended
	March 31,
	2016	2015
Revenues from services	$4,587.7	$4,542.2
Cost of services	3,813.9	3,780.2
Gross profit	773.8	762.0
Selling and administrative expenses	642.1	639.2
Operating profit	131.7	122.8
Interest and other expenses	12.7	10.6
Earnings before income taxes	119.0	112.2
Provision for income taxes	47.3	46.5
Net earnings	$71.7	$65.7
Net earnings per share – basic	$0.98	$0.83
Net earnings per share – diluted	$0.98	$0.83
Weighted average shares – basic	72.8	78.7
Weighted average shares – diluted	73.5	79.6

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2016	2015
Net earnings	$71.7	$65.7
Other comprehensive income (loss):
Foreign currency translation adjustments	62.1	(156.1)
Translation adjustments on net investment hedge, net of income taxes of $(12.0) and $16.9, respectively	(21.4)	30.1
Translation adjustments of long-term intercompany loans	(19.6)	4.1
Unrealized (loss) gain on investments, net of income taxes of $(0.1) and $0.4, respectively	(0.3)	1.7
Defined benefit pension plans and retiree health care plan, net of income taxes of $(0.3) and $0.2, respectively	(0.5)	0.6
Total other comprehensive income (loss)	20.3	(119.6)
Comprehensive income (loss)	$92.0	$(53.9)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$71.7	$65.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21.3	18.7
Deferred income taxes	14.4	18.2
Provision for doubtful accounts	4.1	5.3
Share-based compensation	7.2	6.7
Excess tax benefit on exercise of share-based awards	(0.1)	(0.2)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	44.2	(54.3)
Other assets	90.0	(68.2)
Other liabilities	(88.2)	30.4
Cash provided by operating activities	164.6	22.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16.6)	(9.9)
Acquisitions of businesses, net of cash acquired	(13.8)	(10.1)
Proceeds from the sale of investments, property and equipment	0.4	0.3
Cash used in investing activities	(30.0)	(19.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(9.9)	3.4
Proceeds from long-term debt	—	0.1
Repayments of long-term debt	(5.9)	(1.2)
Proceeds from share-based awards and other equity transactions	2.4	12.2
Other share-based award transactions, net	(3.2)	(7.6)
Repurchases of common stock	(117.7)	(39.6)
Cash used in financing activities	(134.3)	(32.7)

Effect of exchange rate changes on cash	16.8	(41.5)
Change in cash and cash equivalents	17.1	(71.6)
Cash and cash equivalents, beginning of year	730.5	699.2
Cash and cash equivalents, end of period	$747.6	$627.6

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2.5	$3.6
Income taxes paid, net	$5.4	$19.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2016 and 2015
(in millions, except share and per share data)

1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2015 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, were necessary for a fair statement of the results of operations for the periods presented. Such adjustments were of a normal recurring nature, unless otherwise disclosed.

Payroll Tax Credit

We entered into an agreement in March 2016 to sell a portion of our French payroll tax credits earned in 2015 for net proceeds of $143.1 (€129.9). We derecognized these receivables upon the sale date as the terms of the agreement are such that the transaction qualifies for sale treatment according to the accounting guidance on the transfer and servicing of assets.

Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through our filing date and have accrued or disclosed, if appropriate.

(2) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on revenue from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As amended, the new guidance is effective for us in 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early adoption permitted, but not before 2017. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

In September 2015, the FASB issued new accounting guidance on business combinations. The new guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. It requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. We adopted this guidance effective January 1, 2016. There was no impact of this adoption on our Consolidated Financial Statements.

In January 2016, the FASB issued new accounting guidance on financial instruments. The new guidance changes the accounting for equity investments, financial liability under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance is effective for us in 2018. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

In February 2016, the FASB issued new accounting guidance on leases. The new guidance requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows by a lessee will depend on its classification as a finance or operating lease. The guidance also includes new disclosure requirements providing information on the amounts recorded in the financial statements. The new guidance is effective for us in 2019. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

In March 2016, the FASB issued new accounting guidance on equity method investments. The new guidance eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The new guidance is effective for us in 2017. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued new accounting guidance on employee share-based payment accounting. The new guidance is intended to simplify various aspects of the accounting for employee share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for us in 2017. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended March 31, 2016 and 2015, we recognized share-based compensation expense of $7.2 and $6.7, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $2.4 and $12.2 for the three months ended March 31, 2016 and 2015, respectively. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares underlying grants to all employees and the weighted-average fair value per share for shares granted during the first quarter of 2016 and 2015 are presented in the table below:

	3 Months Ended March 31,
	2016		2015
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	166	$19.68	147	$21.66
Deferred Stock Units	8	84.29	8	68.17
Restricted Stock Units	231	73.02	178	74.19
Performance Share Units	130	70.35	165	73.61
Total Shares Granted	535	$56.04	498	$58.36

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $13.8 and $10.1 for the three months ended March 31, 2016 and 2015, respectively.

(5) Restructuring Costs

During the three months ended March 31, 2016, we made payments of $3.5 out of our restructuring reserve that was created in 2013 and 2015. We expect a majority of the remaining $12.9 reserve will be paid by the end of 2016.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2016	$3.5	$1.7	$8.5	$1.7	$0.8	$0.2	$16.4
Costs paid or utilized	(0.4)	(0.1)	(2.1)	(0.7)	(0.1)	(0.1)	(3.5)
Balance, March 31, 2016	$3.1	$1.6	$6.4	$1.0	$0.7	$0.1	$12.9

(1) Balances related to the United States were $2.9 and $2.4 as of January 1, 2016 and March 31, 2016, respectively.
(2) Balances related to France were $1.5 and $1.6 as of January 1, 2016 and March 31, 2016, respectively. Italy had no restructuring reserves recorded as of either January 1, 2016 or March 31, 2016.

(6) Income Taxes

We recorded income tax expense at an effective rate of 39.8% for the three months ended March 31, 2016, as compared to an effective rate of 41.5% for the three months ended March 31, 2015. The 2016 rate was favorably impacted by the United States Work Opportunity Tax Credit ("WOTC"), which was enacted in December of 2015 and extends through 2019. The 39.8% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 37% to 38%, due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

As of March 31, 2016, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $39.4. We had related tax benefits of $1.0, and the net amount of $38.4 would favorably impact the effective tax rate if recognized. As of December 31, 2015, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $38.9. We had related tax benefits of $1.0 for a net amount of $37.9. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in 80 countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2009 through 2015 for our major operations in France, Germany, Italy, Japan, the United Kingdom and the United States. As of March 31, 2016, we are subject to tax audits in Austria, Canada, Denmark, France, Germany, Italy, Portugal, Spain and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended
	March 31,
	2016	2015
Net earnings available to common shareholders	$71.7	$65.7

Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	72.8	78.7
Effect of dilutive securities - stock options	0.3	0.5
Effect of other share-based awards	0.4	0.4
Weighted-average common shares outstanding - diluted	73.5	79.6

Net earnings per share - basic	$0.98	$0.83
Net earnings per share - diluted	$0.98	$0.83

There were 0.4 million and 0.7 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended March 31, 2016 and 2015, respectively, as the exercise prices for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,275.6	$—	$1,275.6	$1,257.4	$—	$1,257.4
Intangible assets:
Finite-lived:
Customer relationships	$431.1	$266.8	$164.3	$425.6	$256.7	$168.9
Other	17.4	10.9	6.5	16.9	9.9	7.0
	448.5	277.7	170.8	442.5	266.6	175.9
Indefinite-lived:
Tradenames(2)	54.0	—	54.0	54.0	—	54.0
Reacquired franchise rights	96.9	—	96.9	96.6	—	96.6
	150.9	—	150.9	150.6	—	150.6
Total intangible assets	$599.4	$277.7	$321.7	$593.1	$266.6	$326.5

(1) Balances were net of accumulated impairment loss of $513.4 as of both March 31, 2016 and December 31, 2015.
(2) Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2016 and December 31, 2015.

Total consolidated amortization expense related to intangible assets for the remainder of 2016 is expected to be $27.0 and in each of the next five years is expected to be as follows: 2017 - $33.2, 2018 - $30.4, 2019 - $26.0, 2020 - $20.9 and 2021 - $10.1.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)(3)	Northern Europe(3)	APME	Right Management	Corporate(4)	Total
Balance, January 1, 2016	$515.7	$97.2	$441.9	$75.6	$62.1	$64.9	$1,257.4
Goodwill acquired	—	—	—	—	—	—	—
Currency and other impacts	2.4	4.5	8.5	2.8	—	—	18.2
Balance, March 31, 2016	$518.1	$101.7	$450.4	$78.4	$62.1	$64.9	$1,275.6

(1) Balances related to the United States were $476.9 as of both January 1, 2016 and March 31, 2016.
(2) Balances related to France were $69.0 and $72.3 as of January 1, 2016 and March 31, 2016, respectively. Balances related to Italy were $4.5 and $4.7 as of January 1, 2016 and March 31, 2016, respectively.
(3) Balance reflects the realignment of our organizational structure in Europe as of January 1, 2016. See Note 13 to the Consolidated Financial Statements for further information.
(4) The majority of the Corporate balance relates to goodwill attributable to our acquisition of Jefferson Wells ($55.5) which is now part of the United States reporting unit. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.

Goodwill balances by reporting unit were as follows:

	March 31,	January 1,
	2016	2016
United States	$532.4	$532.4
Germany	132.3	127.1
Netherlands	103.4	98.7
United Kingdom	99.1	101.1
France	72.3	69.0
Right Management	62.1	62.1
Other reporting units	274.0	267.0
Total goodwill	$1,275.6	$1,257.4

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	3 Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan

	2016	2015	2016	2015
Service cost	$1.6	$1.8	$—	$—
Interest cost	3.0	2.7	0.2	0.2
Expected return on assets	(2.9)	(2.8)	—	—
Other	0.3	1.1	(0.2)	(0.2)
Total benefit cost	$2.0	$2.8	$—	$—

During the three months ended March 31, 2016, contributions made to our pension plans were $1.1 and contributions made to our retiree health care plan were $0.3. During 2016, we expect to make total contributions of approximately $11.6 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31,	December 31,
	2016	2015
Foreign currency translation	$(147.1)	$(209.2)
Translation (loss) gain on net investment hedge, net of income taxes of $(9.2) and $2.8, respectively	(11.4)	10.0
Translation loss on long-term intercompany loans	(95.1)	(75.5)
Unrealized gain on investments, net of income taxes of $3.7 and $3.8, respectively	16.7	17.0
Defined benefit pension plans, net of income taxes of $(22.5) and $(22.3), respectively	(33.0)	(32.6)
Retiree health care plan, net of income taxes of $2.3 and $2.4, respectively	4.2	4.3
Accumulated other comprehensive loss	$(265.7)	$(286.0)

Noncontrolling Interests

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries for which we have a controlling financial interest.
Net earnings, net of tax, attributable to these noncontrolling interests were $1.6 for the three months ended March 31, 2016.

Dividends

On May 3, 2016 and April 28, 2015, the Board of Directors declared a semi-annual cash dividend of $0.86 and $0.80 per share, respectively. The 2016 dividends will be payable on June 15, 2016 to shareholders of record on June 1, 2016. The 2015 dividends were paid on June 15, 2015 to shareholders of record on June 1, 2015.

Share Repurchases

In October 2015 and December 2012, the Board of Directors authorized the repurchase of 6.0 million and 8.0 million shares of our common stock, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2016, we repurchased 1.5 million shares at a cost of $117.7 under the 2015 authorization. During the first quarter of 2015, we repurchased 0.5 million shares at a cost of $39.6 under the 2012 authorization. As of March 31, 2016, there were 3.8 million shares remaining authorized for repurchase under the 2015 authorization and no shares remaining under the 2012 authorization.

(11) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended
	March 31,
	2016	2015
Interest expense	$9.5	$8.0
Interest income	(0.7)	(0.5)
Foreign exchange losses	0.9	0.7
Miscellaneous expenses, net	3.0	2.4
Interest and other expenses	$12.7	$10.6

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

A portion of the €400.0 ($451.8) notes due September 2022 and the €350.0 ($397.3) notes due June 2018 was designated as a hedge of our net investment in our foreign subsidiaries with a euro-functional currency as of March 31, 2016.

For derivatives designated as a hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive loss, net of taxes. As of March 31, 2016 and December 31, 2015, we had an unrealized loss of $7.2 and an unrealized gain of $14.1, respectively, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

On occasion, forward contracts are designated as a hedge of our net investment in our foreign subsidiaries. As of March 31, 2016 and December 31, 2015, we had a translation loss of $4.2 and $4.1, respectively, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our euro-denominated notes, which is paid annually in June and September. For the three months ended March 31, 2016 and 2015, we recorded a loss of $0.6 and a gain of $0.2, respectively, in interest and other expenses associated with those forward contracts, which offset the loss and gain recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 were as follows:

		Fair Value Measurements Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$85.2	$85.2	$—	$—
	$85.2	$85.2	$—	$—

Liabilities
Foreign currency forward contracts	$0.3	$—	$0.3	$—
	$0.3	$—	$0.3	$—

		Fair Value Measurements Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$84.1	$84.1	$—	$—
Foreign currency forward contracts	0.1	—	0.1	—
	$84.2	$84.1	$0.1	$—

Liabilities
Foreign currency forward contracts	$0.5	$—	$0.5	$—
	$0.5	$—	$0.5	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the value from either directly or indirectly observable inputs from third parties.

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $911.3 and $858.2 as of March 31, 2016 and December 31, 2015, respectively, compared to a carrying value of $849.1 and $810.2, respectively.

(13) Segment Data

Effective January 1, 2016, we realigned our organizational structure in Europe. As a result, Other Southern Europe now includes several countries that were previously reported in Northern Europe. All previously reported results have been restated to conform to the current year presentation.

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

The Americas, Southern Europe, Northern Europe and APME segments derive a significant majority of their revenues from the placement of contingent workers. The remaining revenues within these segments are derived from other workforce solutions and services, including recruitment and assessment, training and development, and ManpowerGroup Solutions. ManpowerGroup Solutions includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP), Proservia and Talent Based Outsourcing (TBO). The Right Management segment revenues are derived from career management and workforce consulting services. Segment revenues represent sales to external clients. Due to the nature of our business, we generally do not have export sales. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole.

	3 Months Ended
	March 31,
	2016	2015
Revenues from services:
Americas:
United States (a)	$703.1	$725.1
Other Americas	342.8	359.3
	1,045.9	1,084.4
Southern Europe:
France	1,078.8	1,040.8
Italy	263.1	270.1
Other Southern Europe	345.8	331.8
	1,687.7	1,642.7

Northern Europe	1,213.9	1,217.7
APME	576.2	533.1
Right Management	64.0	64.3
Consolidated (b)	$4,587.7	$4,542.2

Operating unit profit: (c)
Americas:
United States	$22.8	$17.4
Other Americas	11.6	12.8
	34.4	30.2
Southern Europe:
France	47.2	50.3
Italy	16.1	14.0
Other Southern Europe	8.4	8.0
	71.7	72.3

Northern Europe	32.5	30.0
APME	19.3	18.8
Right Management	9.5	5.6
	167.4	156.9
Corporate expenses	(26.7)	(26.7)
Intangible asset amortization expense	(9.0)	(7.4)
Operating profit	131.7	122.8
Interest and other expenses	(12.7)	(10.6)
Earnings before income taxes	$119.0	$112.2

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.4 for both the three months ended March 31, 2016 and 2015. These fees are primarily based on revenues generated by the franchise offices, which were $160.8 and $168.7 for the three months ended March 31, 2016 and 2015, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $5.2 and $5.5 for the three months ended March 31, 2016 and 2015, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $227.8 and $249.9 for the three months ended March 31, 2016 and 2015, respectively.

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

Business Overview

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. During these periods of increasing demand, as we saw in the first quarter of 2016, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

During the first quarter of 2016, the United States dollar was stronger relative to the currencies in most of our major markets, having an unfavorable impact on our reported results. While our reported revenues from services increased 1.0% over the first quarter of 2015 and our reported operating profit increased 7.2%, these results were impacted by the changes in foreign currency exchange rates and may not reflect the performance of our underlying business. The changes in the foreign currency exchange rates had a 4.2% unfavorable impact on revenues from services, a 4.0% unfavorable impact on operating profit and an approximately $0.03 per share unfavorable impact on net earnings per share – diluted. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and, therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In the first quarter of 2016, we experienced constant currency revenue growth in most of our markets. Our consolidated revenues were up 5.2% in constant currency in the quarter, a deceleration from the 7.3% constant currency growth in the fourth quarter of 2015 due primarily to slowing in Italy. We continue to experience uneven economic conditions in Europe and certain of our major markets, and further recovery may be slow or somewhat volatile. Our staffing/interim business had solid growth in the quarter, along with a 9.4% constant currency increase (5.0% as reported) in our permanent recruitment business and strong growth in all of our ManpowerGroup Solutions offerings. At Right Management, we have seen some improvement as we experienced our third straight quarter of revenue growth, compared to declines seen in the previous ten quarters, as the demand for our counter-cyclical outplacement services increased in certain sectors.

Our gross profit margin in the first quarter of 2016 compared to 2015 increased primarily due to the impact from our acquisitions, growth in our permanent recruitment business and a favorable mix impact due to the changes in currency exchange rates. These increases were partially offset by the organic constant currency decline in our staffing/interim gross profit margin in the first quarter of 2016 compared to 2015 primarily due to changes in business mix and an increase in complementary health care costs for our staffing/interim associates in France as a result of new legislation effective January 1, 2016.

Our profitability improved in the quarter with operating profit up 11.2% in constant currency (7.2% as reported) and operating profit margin up 20 basis points in constant currency (20 basis points as reported) compared to the first quarter of 2015. We continue to monitor expenses closely to ensure we maintain the full benefit of the simplification and cost recalibration plan initiatives that resulted in a lower cost base as we streamlined our organization, while investing appropriately to support the growth in the business. We saw a decrease in organic non-personnel related costs as a result of a focus on driving productivity and efficiency throughout our business model. During the first quarter of 2016, we added recruiters and certain other staff to support the increased demand for our services. We have also seen an increase in our variable incentive costs due to the improved profitability. Even with these investments, we saw improved operational leverage in the quarter as we were able to support the higher revenue level without a similar increase in expenses in constant currency.

Operating Results - Three Months Ended March 31, 2016 and 2015

The following table presents selected consolidated financial data for the three months ended March 31, 2016 as compared to 2015.

(in millions, except per share data)	2016	2015	Variance	Constant Currency Variance
Revenues from services	$4,587.7	$4,542.2	1.0%	5.2%
Cost of services	3,813.9	3,780.2	0.9	5.2
Gross profit	773.8	762.0	1.5	5.2
Gross profit margin	16.9%	16.8%
Selling and administrative expenses	642.1	639.2	0.5	4.0
Operating profit	131.7	122.8	7.2	11.2
Operating profit margin	2.9%	2.7%
Interest and other expenses	12.7	10.6	19.1
Earnings before income taxes	119.0	112.2	6.1	9.9
Provision for income taxes	47.3	46.5	1.8
Effective income tax rate	39.8%	41.5%
Net earnings	$71.7	$65.7	9.2	13.3
Net earnings per share – diluted	$0.98	$0.83	18.1	21.7
Weighted average shares – diluted	73.5	79.6	-7.7%

The year-over-year increase in revenues from services of 1.0% (5.2% in constant currency and 1.8% in organic constant currency) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 4.5% (2.7% as reported) and 4.1% (-0.3% as reported; -3.6% in organic constant currency), respectively. This included a constant currency revenue increase in France of 5.5% (3.7% as reported) primarily due to the staffing market, which showed some growth. We also experienced constant currency revenue growth in Germany, Spain and the Netherlands of 51.7%, 17.4% and 6.1%, respectively (48.8%, 15.1% and 4.2%, respectively, as reported; 3.8% in organic constant currency in Germany);

•
a revenue increase in APME of 12.1% in constant currency (8.1% as reported; 6.2% in organic constant currency) primarily due to an increase in our staffing/interim revenues, an increase in our ManpowerGroup Solutions business and 5.4% constant currency increase (-1.0% as reported; 1.3% in organic constant currency) in our permanent recruitment business;

•
increased demand for services at Right Management, where revenues increased 2.3% in constant currency (-0.6% as reported), including a 10.0% constant currency increase (7.0% as reported) in our outplacement services, which was partially offset by a 19.4% constant currency decline (-21.9% as reported) in our talent management business; and

•	our acquisitions in the Americas, Southern Europe, Northern Europe and APME, which added approximately 3.4% revenue growth to our consolidated results; partially offset by

•
a revenue decrease in the United States of 3.0% primarily driven by a decline in demand for our staffing/interim services mainly in the industrial market, partially offset by solid growth in our permanent recruitment business and in our MSP and RPO offerings within the ManpowerGroup Solutions business;

•	a revenue decrease in Italy of 2.6% (-0.8% in constant currency) as a result of reduced demand for our staffing/interim services due to softer economic growth; and

•	a 4.2% decrease due to the impact of changes in the currency exchange rates.

The year-over-year 10 basis point (0.10%) increase in gross profit margin was primarily attributed to:

•	a 20 basis point (0.20%) favorable impact due to our acquisitions in the Americas, Southern Europe, Northern Europe and APME;

•	a 10 basis point (0.10%) favorable impact due to the 6.1% organic constant currency growth (5.0% as reported; 9.4% in constant currency) in our permanent recruitment business; and

•	a 10 basis point (0.10%) increase due to the impact on business mix of the changes in currency exchange rates; partially offset by

•
a 20 basis point (-0.20%) unfavorable impact from the decline in our staffing/interim margin in organic constant currency due primarily to direct cost increases, such as the increase in complementary health care costs for our staffing/interim associates in France as a result of new legislation effective January 1, 2016, as well as changes in business mix; and

•	a 10 basis point (-0.10%) decline from our other business offerings.

The 0.5% increase in selling and administrative expenses in the first quarter of 2016 (4.0% in constant currency; -0.5% in organic constant currency) was attributed to:

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in the Americas, Southern Europe, Northern Europe and APME; and

•	a 0.9% increase in constant currency (-2.4% as reported) in organic salary-related costs primarily because of additional headcount to support the increased demand for our services; partially offset by

•	a 3.5% decrease due to the impact of changes in the currency exchange rates; and

•	a decrease in organic non-personnel related costs as a result of a focus on driving productivity and efficiency throughout our business model.

Selling and administrative expenses as a percent of revenues decreased 10 basis points (-0.10%) in the first quarter of 2016 compared to the first quarter of 2015 due to a 20 basis point (-0.20%) favorable impact from better expense leverage as a result of our strong focus on productivity and efficiency, partially offset by a 10 basis point (0.10%) unfavorable impact from business mix changes due to the changes in currency exchange rates.

Interest and other expenses is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses was $12.7 million in the first quarter of 2016 compared to $10.6 million in the first quarter of 2015. Net interest expense increased $1.3 million in the first quarter of 2016 to $8.8 million from $7.5 million in the first quarter of 2015 due to higher debt levels as we issued €400.0 million Notes in September of 2015. Foreign exchange losses in the first quarter of 2016 were $0.9 million compared to $0.7 million in the first quarter of 2015. Miscellaneous expenses were $3.0 million in the first quarter of 2016 compared to $2.4 million in the first quarter of 2015. For our Venezuela reporting unit, we use the official exchange rate to convert the Bolivar Fuerte currency (“BsF”) to the functional currency of the United States dollar (“USD”), which was previously set at 6.3 BsF to 1 USD but changed to 10.0 BsF to 1 USD in the first quarter of 2016. We recorded an immaterial foreign exchange loss as a result of the change in the exchange rate. Any further change to the official exchange rate would not have a material impact on our operating results.

We recorded income tax expense at an effective rate of 39.8% for the three months ended March 31, 2016, as compared to an effective rate of 41.5% for the three months ended March 31, 2015. The 2016 rate was favorably impacted by the United States Work Opportunity Tax Credit ("WOTC"), which was enacted in December of 2015 and extends through 2019. The 39.8% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 37% to 38%, due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $0.98 and $0.83 for the three months ended March 31, 2016 and 2015, respectively. Foreign currency exchange rates negatively impacted net earnings per share - diluted by approximately $0.03 per share for the three months ended March 31, 2016.

Weighted average shares - diluted decreased 7.7% to 73.5 million for the three months ended March 31, 2016 from 79.6 million for the three months ended March 31, 2015. This decrease was due to the impact of share repurchases completed since the second quarter of 2015, partially offset by shares issued as a result of exercises and vesting of share-based awards since the second quarter of 2015.

Segment Operating Results

Effective January 1, 2016, we realigned our organizational structure in Europe. As a result, Other Southern Europe now includes several countries that were previously reported in Northern Europe. All previously reported results have been restated to conform to the current year presentation.

Americas

In the Americas, revenues from services decreased 3.6% (increase of 4.2% in constant currency and 1.4% in organic constant currency) in the first quarter of 2016 compared to 2015. In the United States, revenues from services decreased 3.0% in the first quarter of 2016 compared to 2015, primarily driven by a decline in demand for our Manpower staffing services, mainly due to the weak manufacturing sector of the economy. This decline was partially offset by a 12.2% increase in our permanent recruitment business and solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business. In Other Americas, revenues from services decreased 4.6% (increase of 18.7% in constant currency and 12.4% in organic constant currency) in the first quarter of 2016 compared to 2015. The revenue variances for certain Other Americas countries are as follows:

	Reported Variance	Variance in Constant Currency	Organic Constant Currency Variance
Canada	40.1%	54.7%	2.3%
Mexico	(7.6)	11.4	N/A
Argentina	(20.9)	31.1	N/A
Peru	6.7	20.3	N/A
Brazil	(17.7)	12.5	N/A
Colombia	(20.1)	5.2	N/A

The constant currency increase in Argentina was primarily due to inflation, although we did experience volume growth with a 1.6% increase in billable hours.

Gross profit margin increased in the first quarter of 2016 compared to 2015 as a result of improved staffing/interim margins in the United States due to strong price discipline and effective management of state unemployment taxes and the favorable impact from growth in our permanent recruitment and ManpowerGroup Solutions businesses. These increases were partially offset by decreases in our staffing/interim margins within some of our markets in Other Americas due to business mix changes and general pricing pressures.

In the first quarter of 2016, selling and administrative expenses decreased 3.7% (increase of 1.5% in constant currency; -0.9% in organic constant currency). The constant currency increase is due to the additional recurring selling and administrative costs incurred as a result of acquisitions, partially offset by the cost savings resulting from the restructuring actions taken in the fourth quarter of 2015.

Operating Unit Profit (“OUP”) margin in the Americas was 3.3% and 2.8% for the first quarter of 2016 and 2015, respectively. In the United States, OUP margin increased to 3.2% in the first quarter of 2016 from 2.4% in 2015 due to the improvement in the gross profit margin. Other Americas OUP margin was 3.4% in the first quarter of 2016 compared to 3.6% in 2015 due to a decline in the gross profit margin.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 2.7% (4.5% in constant currency) in the first quarter of 2016 compared to 2015. In the first quarter of 2016, revenues from services increased 5.5% in constant currency (3.7% as reported) in France, which represents 63.9% of Southern Europe’s revenues. The increase in France was primarily due to the staffing market, which showed some growth, although the revenue trend was uneven throughout the quarter. In the first quarter of 2016, revenues from services decreased 0.8% (-2.6% as reported) in Italy, which represents 15.6% of Southern Europe’s revenues. The decrease in Italy was mostly due to decreased demand for our Manpower staffing services due to softer growth in the economy, partially offset by a 23.0% increase (24.9% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 4.2% (5.8% in constant currency) during the first quarter of 2016 compared to 2015, primarily driven by the 15.1% increase (17.4% in constant currency) in Spain due to continued strong execution, though slightly lower growth than the fourth quarter of 2015 due to the higher level of growth in the comparable prior year period.

Gross profit margin decreased in the first quarter of 2016 compared to 2015 primarily due to a decrease in France's staffing/interim margin as a result of an increase in complementary health care costs for our staffing/interim associates in France due to new legislation effective January 1, 2016, partially offset by an increase in Italy's staffing/interim margin, due to enhanced pricing, subsidies and improved business mix, and an increase of 11.6% (13.5% in constant currency) in our permanent recruitment business.

Selling and administrative expenses increased 2.7% (4.7% in constant currency) during the first quarter of 2016 compared to 2015, primarily due to an increase in salary-related costs because of additional headcount to support the increase in revenues.

OUP margin in Southern Europe was 4.3% for the first quarter of 2016 compared to 4.4% for 2015. In France, the OUP margin decreased to 4.4% for the first quarter of 2016 from 4.8% in 2015, due to the decline in our gross profit margin. In Italy, the OUP margin increased to 6.1% for the first quarter of 2016 from 5.2% for 2015, due to the increase in our gross profit margin. Other Southern Europe’s OUP margin was 2.4% for both the first quarter of 2016 and 2015.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (representing 38.5%, 19.0%, 18.7%, 10.6% and 7.1%, respectively, of Northern Europe’s revenues), revenues from services decreased 0.3% (increase of 4.1% in constant currency; -3.6% in organic constant currency) in the first quarter of 2016 compared to 2015. The revenue variances for certain Northern Europe countries are as follows:

	Reported Variance	Variance in Constant Currency	Organic Constant Currency Variance
Germany	48.8%	51.7%	3.8%
Netherlands	4.2	6.1	N/A
Belgium	8.2	10.3	N/A
United Kingdom	(11.6)	(6.5)	N/A
Nordics	(8.3)	(3.9)	N/A

The Northern Europe organic constant currency revenue decrease of 3.6% is primarily due to a decline in our Manpower staffing business, due to lower demand under one of our large client contracts in the United Kingdom, and a decrease in Norway, due to the dependence on the struggling oil and gas industry, partially offset by a 2.7% organic constant currency increase (9.3% in constant currency; 4.6% as reported) in our permanent recruitment business, mostly due to growth in the United Kingdom, and growth in our ManpowerGroup Solutions businesses.

Gross profit margin increased in the first quarter of 2016 compared to 2015 due primarily to the increase in our staffing/interim margin because of the acquisition in Germany in the third quarter of 2015. The gross profit margin decreased in organic constant currency due to the staffing/interim margin decline, as a result of business mix changes and general pricing pressures in several markets, partially offset by the 4.6% increase in our permanent recruitment business (9.3% in constant currency and 2.7% in organic constant currency).

Selling and administrative expenses increased 1.8% (6.0% in constant currency; -5.4% in organic constant currency) in the first quarter of 2016 compared to 2015 due to the additional recurring selling and administrative costs incurred as a result of the acquisition in Germany. The organic constant currency decrease in selling and administrative expenses was due primarily to the decrease in organic salary-related costs and non-personnel related costs as a result of the restructuring actions taken in the fourth quarter of 2015.

OUP margin for Northern Europe was 2.7% and 2.5% for the first quarter of 2016 and 2015, respectively. The increase in the OUP margin was primarily due to the increase in our gross profit margin.

APME

In APME, revenues from services increased 8.1% (12.1% in constant currency and 6.2% in organic constant currency) in the first quarter of 2016 compared to 2015. In Japan and Australia (which represent 35.3% and 22.4% of APME’s revenues, respectively), revenues from services increased 7.2% and 20.7%, respectively (increase of 3.5% and 31.1%, respectively, in constant currency; 1.8% in organic constant currency in Australia). The constant currency increase in Japan was due to the increase in our staffing/interim business. The organic constant currency increase in Australia was due to the stable demand for our Manpower staffing services even though there are still challenges in this commodity-based economy. The constant currency revenue increase in the remaining markets in APME is due to an increase in our Manpower staffing service revenues, mostly in Korea, India and the Philippines, and growth in our ManpowerGroup Solutions and permanent recruitment businesses.

Gross profit margin decreased in the first quarter of 2016 compared to 2015 primarily due to a decrease in our staffing/interim margin as a result of direct cost increases in certain markets and changes in business mix, partially offset by a constant currency increase of 5.4% in our permanent recruitment business (1.3% in organic constant currency; -1.0% as reported) and growth in our higher-margin ManpowerGroup Solutions business.

Selling and administrative expenses increased 4.5% (8.3% in constant currency and 3.4% in organic constant currency) in the first quarter of 2016 compared to 2015. The increase is due to the increase in organic salary-related costs because of higher headcount to support the constant currency increase in revenues and additional recurring selling and administrative costs incurred as a result of acquisitions, partially offset by the cost savings resulting from the restructuring actions taken in the fourth quarter of 2015.

OUP margin for APME was 3.3% in the first quarter of 2016 compared to 3.5% in 2015. The decrease in OUP margin was due to the decrease in our gross profit margin, partially offset by expense management and improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses.

Right Management

Revenues from services decreased 0.6% (increase of 2.3% in constant currency) in the first quarter of 2016 compared to 2015. The constant currency increase is primarily due to the 10.0% increase in constant currency (7.0% as reported) in our outplacement services, mostly from growth in our Americas markets, primarily driven by strong sales execution in the United States and continued opportunities in the energy sector. Our talent management business decreased 19.4% in constant currency (-21.9% as reported) in the first quarter of 2016 compared to 2015 due mostly to softening demand in our European and Asian markets, partially offset by slight growth in our Americas markets.

Gross profit margin increased in the first quarter of 2016 compared to 2015 due to the change in business mix as the higher-margin outplacement business represented a greater percentage of the revenue mix.

Selling and administrative expenses decreased 8.7% (-6.1% in constant currency) in the first quarter of 2016 compared to 2015. The decrease was due to the cost savings from more efficient delivery solutions.

OUP margin for Right Management was 14.9% in the first quarter of 2016 compared to 8.8% in 2015. The increase was due to the improvement in our gross profit margin and improved operational leverage.

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

A reconciliation of these Non-GAAP percentage variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended March 31, 2016 Compared to 2015
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisition (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$703.1	(3.0)%	—%	(3.0)%	1.0%	(4.0)%
Other Americas	342.8	(4.6)	(23.3)	18.7	6.3	12.4
	1,045.9	(3.6)	(7.8)	4.2	2.8	1.4

Southern Europe:
France	1,078.8	3.7	(1.8)	5.5	—	5.5
Italy	263.1	(2.6)	(1.8)	(0.8)	—	(0.8)
Other Southern Europe	345.8	4.2	(1.6)	5.8	—	5.8
	1,687.7	2.7	(1.8)	4.5	—	4.5

Northern Europe	1,213.9	(0.3)	(4.4)	4.1	7.7	(3.6)
APME	576.2	8.1	(4.0)	12.1	5.9	6.2
Right Management	64.0	(0.6)	(2.9)	2.3	—	2.3
Consolidated	$4,587.7	1.0	(4.2)	5.2	3.4	1.8

Gross Profit	$773.8	1.5	(3.7)	5.2	4.3	0.9
Selling and Administrative Expense	$642.1	0.5	(3.5)	4.0	4.5	(0.5)
Operating Profit	$131.7	7.2	(4.0)	11.2	3.1	8.1

(a)	In millions for the three months ended March 31, 2016.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and is also provided by our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2016, we had $155.2 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred taxes related to those foreign earnings not considered to be permanently invested.

Cash provided by operating activities was $164.6 million during the three months ended March 31, 2016 compared to $22.3 million during the three months ended March 31, 2015. Changes in operating assets and liabilities provided $46.0 million of cash during the three months ended March 31, 2016 compared to $92.1 million utilized during the three months ended March 31, 2015.
These changes are primarily attributable to the 2016 sale of $143.1 million of our CICE payroll tax credits, partly offset by timing of collections and payments.

Net accounts receivable increased to $4,308.3 million as of March 31, 2016 from $4,243.0 million as of December 31, 2015. This increase is due to changes in currency exchange rates. At constant exchange rates, the March 31, 2016 balance would have been approximately $113.6 million lower than reported.

Capital expenditures were $16.6 million in the three months ended March 31, 2016 compared to $9.9 million in the three months ended March 31, 2015. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments. The increase in 2016 compared to 2015 is primarily due to our investment in recruiting centers.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $13.8 million and $10.1 million for the three months ended March 31, 2016 and 2015, respectively.

Net debt repayments were $15.8 million in the three months ended March 31, 2016 compared to net borrowings of $2.3 million in the three months ended March 31, 2015.

Our €400.0 million notes and €350.0 million notes are due September 2022 and June 2018, respectively. When these notes mature, we plan to repay the amounts with available cash, borrowings under our $600.0 million revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we decide to replace either of the notes.

As of March 31, 2016, we had letters of credit totaling $0.8 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.2 million were available to us under the facility as of March 31, 2016.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 0.67 to 1 and a fixed charge coverage ratio of 4.60 to 1 as of March 31, 2016. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2016, such credit lines totaled $293.3 million and additional borrowings of $262.8 million could have been made under these lines. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

On May 3, 2016 and April 28, 2015, the Board of Directors declared a semi-annual cash dividend of $0.86 and $0.80 per share, respectively. The 2016 dividends will be payable on June 15, 2016 to shareholders of record on June 1, 2016. The 2015 dividends were paid on June 15, 2015 to shareholders of record on June 1, 2015.

In October 2015 and December 2012, the Board of Directors authorized the repurchase of 6.0 million and 8.0 million shares of our common stock, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2016, we repurchased 1.5 million shares at a cost of $117.7 million under the 2015 authorization. During the first quarter of 2015, we repurchased 0.5 million shares at a cost of $39.6 million under the 2012 authorization. As of March 31, 2016, there were 3.8 million shares remaining authorized for repurchase under the 2015 authorization and no shares remaining under the 2012 authorization.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,823.1 million as of March 31, 2016 compared to $1,796.9 million as of December 31, 2015.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $173.8 million and $190.2 million as of March 31, 2016 and December 31, 2015, respectively, consisting of $128.4 million and $144.7 million for guarantees, respectively, and $45.4 million and $45.5 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.4 million for both the three months ended March 31, 2016 and 2015.

During the three months ended March 31, 2016, we made payments of $3.5 million out of our restructuring reserve that was created in 2013 and 2015. We expect a majority of the remaining $12.9 million reserve will be paid by the end of 2016.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2015, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements.  Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2015 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In October 2015, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total amount of shares repurchased during the first quarter of 2016.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1 - 31, 2016	570,000		$77.44	570,000	4,773,048
February 1 - 29, 2016	834,267	(1)	$74.66	787,148	3,985,900
March 1 - 31, 2016	188,433		$78.11	188,433	3,797,467
Total	1,592,700	(1)	$76.11	1,545,581	3,797,467

(1)	Includes 47,119 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2016:

(a)	preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax;

(b)
advice and assistance with respect to transfer pricing matters, as well as communicating with various taxing authorities regarding the requirements associated with royalties and inter-company pricing, and tax audits; and

(c)	audit services with respect to certain procedures and certifications where required.

Item 6 – Exhibits

10.1
Amended and Restated ManpowerGroup Inc. Corporate Senior Management Annual Incentive Pool Plan, incorporated by reference to Appendix A-1 to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the 2016 Annual Meeting of the Shareholders of the Company.

10.2	Letter Agreement between John T. McGinnis and the Company dated as of November 17, 2015, incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 2016.

10.3	Severance Agreement between John T. McGinnis and the Company dated as of February 15, 2016, incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2016.

10.4	Form of 2016 Performance Share Unit Agreement under 2011 Equity Incentive Plan of ManpowerGroup Inc.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising. Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: May 6, 2016

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amended and Restated ManpowerGroup Inc. Corporate Senior Management Annual Incentive Pool Plan, incorporated by reference to Appendix A-1 to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the 2016 Annual Meeting of the Shareholders of the Company.

10.2	Letter Agreement between John T. McGinnis and the Company dated as of November 17, 2015, incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 2016.

10.3	Severance Agreement between John T. McGinnis and the Company dated as of February 15, 2016, incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2016.

10.4	Form of 2016 Performance Share Unit Agreement under 2011 Equity Incentive Plan of ManpowerGroup Inc.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising. Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.