Form 10-Q
period 2016-06-30
ManpowerGroup Inc.
filed 2016-07-29
CIK 871763

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
June 30, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at July 27, 2016
Common Stock, $.01 par value	68,531,642

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	June 30,	December 31,
	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$546.3	$730.5
Accounts receivable, less allowance for doubtful accounts of $100.7 and $98.1, respectively	4,462.3	4,243.0
Prepaid expenses and other assets	107.9	119.0
Total current assets	5,116.5	5,092.5

OTHER ASSETS:
Goodwill	1,272.3	1,257.4
Intangible assets, less accumulated amortization of $285.3 and $266.6, respectively	315.3	326.5
Other assets	648.5	694.0
Total other assets	2,236.1	2,277.9

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	606.3	585.4
Less: accumulated depreciation and amortization	452.9	438.3
Net property and equipment	153.4	147.1
Total assets	$7,506.0	$7,517.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2016	2015
CURRENT LIABILITIES:
Accounts payable	$1,916.3	$1,659.2
Employee compensation payable	176.9	211.4
Accrued liabilities	419.0	483.7
Accrued payroll taxes and insurance	592.3	613.8
Value added taxes payable	446.7	438.7
Short-term borrowings and current maturities of long-term debt	24.2	44.2
Total current liabilities	3,575.4	3,451.0

OTHER LIABILITIES:
Long-term debt	829.8	810.9
Other long-term liabilities	586.0	563.1
Total other liabilities	1,415.8	1,374.0

SHAREHOLDERS’ EQUITY:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 114,747,700 and 114,504,928 shares, respectively	1.2	1.2
Capital in excess of par value	3,204.4	3,186.7
Retained earnings	2,092.3	1,966.0
Accumulated other comprehensive loss	(317.3)	(286.0)
Treasury stock at cost, 45,320,219 and 41,466,590 shares, respectively	(2,537.0)	(2,243.2)
Total ManpowerGroup shareholders’ equity	2,443.6	2,624.7
Noncontrolling interests	71.2	67.8
Total shareholders’ equity	2,514.8	2,692.5
Total liabilities and shareholders’ equity	$7,506.0	$7,517.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues from services	$5,022.1	$4,861.3	$9,609.8	$9,403.5
Cost of services	4,161.4	4,030.7	7,975.3	7,810.9
Gross profit	860.7	830.6	1,634.5	1,592.6
Selling and administrative expenses	664.7	651.9	1,306.8	1,291.1
Operating profit	196.0	178.7	327.7	301.5
Interest and other expenses	10.3	7.2	23.0	17.8
Earnings before income taxes	185.7	171.5	304.7	283.7
Provision for income taxes	70.3	65.8	117.6	112.3
Net earnings	$115.4	$105.7	$187.1	$171.4
Net earnings per share – basic	$1.61	$1.35	$2.59	$2.18
Net earnings per share – diluted	$1.60	$1.33	$2.57	$2.16
Weighted average shares – basic	71.6	78.3	72.2	78.5
Weighted average shares – diluted	72.3	79.3	72.9	79.5

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$115.4	$105.7	$187.1	$171.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	(40.2)	51.9	21.9	(104.2)
Translation adjustments on net investment hedge, net of income taxes of $6.4, $(5.1), $(5.6) and $11.8, respectively	11.2	(9.2)	(10.2)	20.9
Translation adjustments of long-term intercompany loans	(23.5)	17.0	(43.1)	21.1
Unrealized gain (loss) on investments, net of income taxes of $0.2, $(0.7), $0.1 and $(0.3), respectively	0.8	(3.3)	0.5	(1.6)
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.0, $0.3, $(0.3) and $0.5, respectively	0.1	0.7	(0.4)	1.3
Total other comprehensive (loss) income	(51.6)	57.1	(31.3)	(62.5)
Comprehensive income	$63.8	$162.8	$155.8	$108.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	6 Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$187.1	$171.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42.6	37.6
Deferred income taxes	29.8	45.5
Provision for doubtful accounts	9.2	9.0
Share-based compensation	14.9	14.8
Excess tax benefit on exercise of share-based awards	(0.1)	(0.8)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(182.8)	(280.1)
Other assets	62.9	(94.0)
Other liabilities	98.5	135.4
Cash provided by operating activities	262.1	38.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30.8)	(20.1)
Acquisitions of businesses, net of cash acquired	(41.2)	(30.4)
Proceeds from the sale of investments, property and equipment	2.4	3.5
Cash used in investing activities	(69.6)	(47.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(15.0)	(1.8)
Proceeds from long-term debt	—	0.1
Repayments of long-term debt	(6.0)	(1.5)
Payments of contingent consideration for acquisitions	(2.9)	—
Proceeds from share-based awards and other equity transactions	1.9	29.1
Other share-based award transactions	(3.2)	(6.3)
Repurchases of common stock	(290.5)	(168.7)
Dividends paid	(60.8)	(62.1)
Cash used in financing activities	(376.5)	(211.2)

Effect of exchange rate changes on cash	(0.2)	(13.9)
Change in cash and cash equivalents	(184.2)	(233.3)
Cash and cash equivalents, beginning of year	730.5	699.2
Cash and cash equivalents, end of period	$546.3	$465.9

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$22.8	$25.3
Income taxes paid (refunded), net	$53.5	$(6.0)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2016 and 2015
(in millions, except share and per share data)

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

In February 2016, the FASB issued new accounting guidance on leases. The new guidance requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows by a lessee will depend on its classification as a finance or operating lease. The guidance also includes new disclosure requirements providing information on the amounts recorded in the financial statements. The new guidance is effective for us in 2019. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

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

In June 2016, the FASB issued new accounting guidance on financial instruments. The new guidance requires an application of an impairment model known as the current expected credit loss ("CECL") model to certain financial instruments. Using the CECL model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions, and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. The new guidance is effective for us in 2020. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended June 30, 2016 and 2015, we recognized share-based compensation expense of $7.7 and $8.1, respectively, and $14.9 and $14.8 for the six months ended June 30, 2016 and 2015, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $3.6 and $29.1 for the six months ended June 30, 2016 and 2015, respectively. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $41.2 for the six months ended June 30, 2016, the majority of which took place in the Netherlands in the second quarter. The total cash consideration for acquisitions, net of cash acquired, was $30.4 for the six months ended June 30, 2015.

(5) Restructuring Costs

During the six months ended June 30, 2016, we made payments of $6.6 out of our restructuring reserve that was created in 2013 and 2015. We expect a majority of the remaining $9.8 reserve will be paid by the end of 2016.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2016	$3.5	$1.7	$8.5	$1.7	$0.8	$0.2	$16.4
Costs paid or utilized	(1.3)	(0.1)	(3.8)	(1.0)	(0.3)	(0.1)	(6.6)
Balance, June 30, 2016	$2.2	$1.6	$4.7	$0.7	$0.5	$0.1	$9.8

(1) Balances related to the United States were $2.9 and $1.6 as of January 1, 2016 and June 30, 2016, respectively.
(2) Balances related to France were $1.5 and $1.6 as of January 1, 2016 and June 30, 2016, respectively. Italy had no restructuring reserves recorded as of either January 1, 2016 or June 30, 2016.

(6) Income Taxes

We recorded income tax expense at an effective rate of 37.8% for the three months ended June 30, 2016, as compared to an effective rate of 38.3% for the three months ended June 30, 2015. The 2016 rate was favorably impacted by the United States Work Opportunity Tax Credit ("WOTC"), which was enacted in December of 2015 and extends through 2019. The 37.8% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 37% to 38%, due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

We recorded income tax expense at an effective rate of 38.6% for the six months ended June 30, 2016, as compared to an effective rate of 39.6% for the six months ended June 30, 2015. The 2016 rate was favorably impacted by WOTC. The 38.6% effective tax rate for the six months ended June 30, 2016 was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

As of June 30, 2016, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $40.3. We had offsetting tax benefits of $1.0, and the net amount of $39.3 would favorably impact the effective tax rate if recognized. As of December 31, 2015, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $38.9. We had offsetting tax benefits of $1.0 for a net amount of $37.9. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in 80 countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2009 through 2015 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of June 30, 2016, we are subject to tax audits in Austria, Canada, Denmark, France, Germany, Italy, Portugal, Spain and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings available to common shareholders	$115.4	$105.7	$187.1	$171.4

Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	71.6	78.3	72.2	78.5
Effect of dilutive securities - stock options	0.3	0.6	0.3	0.6
Effect of other share-based awards	0.4	0.4	0.4	0.4
Weighted-average common shares outstanding - diluted	72.3	79.3	72.9	79.5

Net earnings per share - basic	$1.61	$1.35	$2.59	$2.18
Net earnings per share - diluted	$1.60	$1.33	$2.57	$2.16

There were 0.4 million and 0.3 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended June 30, 2016 and 2015, respectively, and the calculation of net earnings per share – diluted for the six months ended June 30, 2016 and 2015, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	June 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,272.3	$—	$1,272.3	$1,257.4	$—	$1,257.4
Intangible assets:
Finite-lived:
Customer relationships	432.6	274.2	158.4	425.6	256.7	168.9
Other	17.1	11.1	6.0	16.9	9.9	7.0
	449.7	285.3	164.4	442.5	266.6	175.9
Indefinite-lived:
Tradenames(2)	54.0	—	54.0	54.0	—	54.0
Reacquired franchise rights	96.9	—	96.9	96.6	—	96.6
	150.9	—	150.9	150.6	—	150.6
Total intangible assets	$600.6	$285.3	$315.3	$593.1	$266.6	$326.5

(1) Balances were net of accumulated impairment loss of $513.4 as of both June 30, 2016 and December 31, 2015.
(2) Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2016 and December 31, 2015.

Total consolidated amortization expense related to intangible assets for the remainder of 2016 is expected to be $18.7 and in each of the next five years is expected to be as follows: 2017 - $33.7, 2018 - $30.9, 2019 - $26.6, 2020 - $21.6 and 2021 - $10.0.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)(3)	Northern Europe(3)	APME	Right Management	Corporate(4)	Total
Balance, January 1, 2016	$515.7	$97.2	$441.9	$75.6	$62.1	$64.9	$1,257.4
Goodwill acquired	—	—	13.7	—	—	—	13.7
Currency and other impacts	2.7	4.8	(10.6)	4.3	—	—	1.2
Balance, June 30, 2016	$518.4	$102.0	$445.0	$79.9	$62.1	$64.9	$1,272.3

(1) Balances related to the United States were $476.9 as of both January 1, 2016 and June 30, 2016.
(2) Balances related to France were $69.0 and $70.6 as of January 1, 2016 and June 30, 2016, respectively. Balances related to Italy were $4.5 and $4.6 as of January 1, 2016 and June 30, 2016, respectively.
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

Goodwill balances by reporting unit were as follows:

	June 30,	January 1,
	2016	2016
United States	$532.4	$532.4
Germany	129.2	127.1
Netherlands	114.5	98.7
United Kingdom	91.9	101.1
France	70.6	69.0
Right Management	62.1	62.1
Other reporting units	271.6	267.0
Total goodwill	$1,272.3	$1,257.4

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$1.8	$1.7	$3.4	$3.5
Interest cost	3.0	2.7	6.0	5.4
Expected return on assets	(3.0)	(2.8)	(5.9)	(5.6)
Other	0.3	1.1	0.6	2.2
Total benefit cost	$2.1	$2.7	$4.1	$5.5

	Retiree Health Care Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest cost	$0.2	$0.1	$0.4	$0.3
Net gain	—	(0.1)	—	(0.3)
Prior service credit	(0.2)	—	(0.4)	—
Total benefit cost	$—	$—	$—	$—

During the three and six months ended June 30, 2016, contributions made to our pension plans were $1.1 and $2.2, respectively, and contributions made to our retiree health care plan were $0.2 and $0.5, respectively. During 2016, we expect to make total contributions of approximately $5.0 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	June 30,	December 31,
	2016	2015
Foreign currency translation	$(187.3)	$(209.2)
Translation (loss) gain on net investment hedge, net of income taxes of $(2.8) and $2.8, respectively	(0.2)	10.0
Translation loss on long-term intercompany loans	(118.6)	(75.5)
Unrealized gain on investments, net of income taxes of $3.9 and $3.8, respectively	17.5	17.0
Defined benefit pension plans, net of income taxes of $(22.5) and $(22.3), respectively	(32.8)	(32.6)
Retiree health care plan, net of income taxes of $2.3 and $2.4, respectively	4.1	4.3
Accumulated other comprehensive loss	$(317.3)	$(286.0)

Noncontrolling Interests

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries for which we have a controlling financial interest.
Net earnings attributable to these noncontrolling interests were $2.1 and $3.7 for the three and six months ended June 30, 2016, respectively, which were recorded as expenses in interest and other expenses in our Consolidated Statements of Operations.
Dividends

On May 3, 2016 and April 28, 2015, the Board of Directors declared a semi-annual cash dividend of $0.86 and $0.80 per share, respectively. The 2016 dividends were paid on June 15, 2016 to shareholders of record on June 1, 2016. The 2015 dividends were paid on June 15, 2015 to shareholders of record on June 1, 2015.

Share Repurchases

In July 2016, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock, with terms consistent with the previous authorization. This authorization was in addition to the October 2015 authorization to repurchase 6.0 million shares of our common stock and the December 2012 authorization to repurchase 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the six months of 2016, we repurchased 3.8 million shares at a cost of $290.5 under the 2015 authorization. During the six months of 2015, we repurchased 2.0 million shares at a cost of $168.7 under the 2012 authorization. As of June 30, 2016, there were 1.5 million shares remaining authorized for repurchase under the 2015 authorization and no shares remaining under the 2012 authorization.

(11) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest expense	$9.2	$8.2	$18.7	$16.2
Interest income	(0.8)	(0.7)	(1.5)	(1.2)
Foreign exchange losses	0.7	—	1.6	0.7
Miscellaneous expense (income), net	1.2	(0.3)	4.2	2.1
Interest and other expenses	$10.3	$7.2	$23.0	$17.8

(12) Derivative Financial Instruments and Fair Value Measurements

We are exposed to various risks relating to our ongoing business operations. Among these risks are foreign currency exchange rate risk and interest rate risk, which can be managed through the use of derivative instruments. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We have historically managed interest rate risk through the use of a combination of fixed and variable rate borrowings. In accordance with accounting guidance on derivative instruments and hedging activities, we record all of our derivative instruments as either an asset or liability measured at their fair value.

A portion of the €400.0 ($441.0) notes due September 2022 and the €350.0 ($387.9) notes due June 2018 was designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of June 30, 2016.

For the portion of the Euro-denominated notes designated as a hedge of the foreign currency exposure of a net investment in a foreign operation, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive loss, net of taxes. As of June 30, 2016 and December 31, 2015, we had an unrealized translation gain of $4.0 and $14.1, respectively, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

On occasion, forward contracts are designated as a hedge of our net investment in our foreign subsidiaries. As of June 30, 2016 and December 31, 2015, we had a translation loss of $4.2 and $4.1, respectively, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which are paid annually in June and September. We recorded a loss of $0.7 and a gain of $1.6 for the three months ended June 30, 2016 and 2015, respectively, and a loss of $1.3 and a gain of $1.8 for the six months ended June 30, 2016 and 2015, respectively, in interest and other expenses associated with those forward contracts, which offset the loss and gain recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 were as follows:

		Fair Value Measurements Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$87.2	$87.2	$—	$—
Foreign Currency forward contracts	$0.2	$—	$0.2	$—
	$87.4	$87.2	$0.2	$—

Liabilities
Foreign currency forward contracts	$0.8	$—	$0.8	$—
	$0.8	$—	$0.8	$—

		Fair Value Measurements Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$84.1	$84.1	$—	$—
Foreign currency forward contracts	0.1	—	0.1	—
	$84.2	$84.1	$0.1	$—

Liabilities
Foreign currency forward contracts	$0.5	$—	$0.5	$—
	$0.5	$—	$0.5	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the value from either directly or indirectly observable inputs from third parties.

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $887.7 and $858.2 as of June 30, 2016 and December 31, 2015, respectively, compared to a carrying value of $828.9 and $810.2, respectively.

(13) Segment Data

Effective January 1, 2016, we realigned our organizational structure in Europe. As a result, Other Southern Europe now includes several countries that were previously reported in Northern Europe. All previously reported results have been restated to conform to the current year presentation.

We are organized and managed primarily on a geographic basis, with Right Management operating as a separate global business unit. Each country and business unit generally has its own distinct operations and management team, providing services under our global brands, and maintains its own financial reports. We have an executive sponsor for each global brand who is responsible for ensuring the integrity and consistency of delivery locally. We develop and implement global workforce solutions for our clients that deliver the outcomes that help them achieve their business strategy. Each operation reports directly or indirectly through a regional manager, to a member of executive management. Given this reporting structure, all of our operations have been segregated into the following reporting segments: Americas, which includes United States and Other Americas; Southern Europe, which includes France, Italy and Other Southern Europe; Northern Europe; APME; and Right Management.

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

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues from services:
Americas:
United States (a)	$725.3	$762.6	$1,428.4	$1,487.7
Other Americas	355.7	368.1	698.5	727.4
	1,081.0	1,130.7	2,126.9	2,215.1
Southern Europe:
France	1,252.2	1,202.6	2,331.0	2,243.4
Italy	299.8	319.3	562.9	589.4
Other Southern Europe	379.4	348.1	725.2	679.9
	1,931.4	1,870.0	3,619.1	3,512.7

Northern Europe	1,322.3	1,231.8	2,536.2	2,449.5
APME	614.6	556.6	1,190.8	1,089.7
Right Management	72.8	72.2	136.8	136.5
Consolidated (b)	$5,022.1	$4,861.3	$9,609.8	$9,403.5

Operating unit profit: (c)
Americas:
United States	$40.0	$41.7	$62.8	$59.1
Other Americas	13.8	14.5	25.4	27.3
	53.8	56.2	88.2	86.4
Southern Europe:
France	67.5	66.9	114.7	117.2
Italy	22.8	19.8	38.9	33.8
Other Southern Europe	12.0	8.0	20.4	16.0
	102.3	94.7	174.0	167.0

Northern Europe	37.8	34.1	70.3	64.1
APME	22.2	18.5	41.5	37.3
Right Management	14.5	11.7	24.0	17.3
	230.6	215.2	398.0	372.1
Corporate expenses	(25.6)	(28.9)	(52.3)	(55.6)
Intangible asset amortization expense	(9.0)	(7.6)	(18.0)	(15.0)
Operating profit	196.0	178.7	327.7	301.5
Interest and other expenses	(10.3)	(7.2)	(23.0)	(17.8)
Earnings before income taxes	$185.7	$171.5	$304.7	$283.7

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.6 and $3.9 for the three months ended June 30, 2016 and 2015, respectively, and $7.0 and $7.3 for the six months ended June 30, 2016 and 2015, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $170.9 and $184.6 for the three months ended June 30, 2016 and 2015, respectively, and $331.7 and $353.3 for the six months ended June 30, 2016 and 2015, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $5.7 and $6.0 for the three months ended June 30, 2016 and 2015, respectively, and $10.9 and $11.5 for the six months ended June 30, 2016 and 2015, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $261.2 and $276.3 for the three months ended June 30, 2016 and 2015, respectively, and $489.0 and $526.2 for the six months ended June 30, 2016 and 2015, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 26 through 28 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

Business Overview

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. During these periods of increasing demand, as we saw during the six months of 2016, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

During the first half of 2016, the United States dollar was stronger relative to the currencies in a few of our major markets, specifically markets within Other Americas, the United Kingdom, Norway and Australia, having an unfavorable impact on our reported results. While our reported revenues from services increased 3.3% over the second quarter of 2015 and our reported operating profit increased 9.7%, these results were impacted by the changes in foreign currency exchange rates and may not reflect the performance of our underlying business. The changes in foreign currency exchange rates had a 1.2% unfavorable impact on revenues from services, a 0.7% unfavorable impact on operating profit and an approximately $0.02 per share unfavorable impact on net earnings per share - diluted. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and, therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In the three months ended June 30, 2016, we experienced constant currency revenue growth in most of our markets. Our consolidated revenues were up 4.5% in constant currency over the second quarter of 2015, a slight deceleration from the 5.2% constant currency growth in the first quarter of 2016 compared to 2015 due primarily to slowing in France and the United States. We continue to experience uneven economic conditions in Europe and certain of our major markets, and we therefore expect that future revenue growth trends may be somewhat volatile and overall recovery may be slow. The recent Brexit referendum in the United Kingdom, along with other recent geopolitical events, has added an additional level of uncertainty and the impact this will have on the United Kingdom, Europe, and the global economy is unknown. Our staffing/interim business had solid growth in the quarter, along with strong growth in all of our ManpowerGroup Solutions offerings and a 9.7% increase (11.7% in constant currency) in our permanent recruitment business. At Right Management, we have seen some improvement as we experienced our fourth straight quarter of year-over-year revenue growth, compared to declines seen in the previous ten quarters, as the demand for our outplacement services increased in certain markets.

Our gross profit margin was flat in the second quarter of 2016 compared to 2015. The margin was favorably impacted by our acquisitions and growth in our permanent recruitment business and other business offerings. These favorable items were offset by the organic decline in our staffing/interim gross profit margin in the second quarter of 2016 compared to 2015 primarily, due to changes in business mix and direct cost increases, such as complementary health care costs for our staffing/interim associates in France as a result of new legislation effective January 1, 2016.

Our profitability improved in the second quarter of 2016 with operating profit up 9.7% (10.4% in constant currency) and operating profit margin up 20 basis points compared to 2015. We continue to monitor expenses closely to ensure we maintain the full benefit of the simplification and cost recalibration plan initiatives that resulted in a lower cost base as we streamlined our organization, while investing appropriately to support the growth in the business. During the first half of 2016, we added recruiters and certain other staff to support the increased demand for our services. Even with these investments, we saw improved operational leverage in the quarter as we were able to support the higher revenue level without a similar increase in expenses.

Operating Results - Three Months Ended June 30, 2016 and 2015

The following table presents selected consolidated financial data for the three months ended June 30, 2016 as compared to 2015.

(in millions, except per share data)	2016	2015	Variance	Constant Currency Variance
Revenues from services	$5,022.1	$4,861.3	3.3%	4.5%
Cost of services	4,161.4	4,030.7	3.2	4.5
Gross profit	860.7	830.6	3.6	4.5
Gross profit margin	17.1%	17.1%
Selling and administrative expenses	664.7	651.9	2.0	2.9
Operating profit	196.0	178.7	9.7	10.4
Operating profit margin	3.9%	3.7%
Interest and other expenses	10.3	7.2	43.7
Earnings before income taxes	185.7	171.5	8.3	9.1
Provision for income taxes	70.3	65.8	6.9
Effective income tax rate	37.8%	38.3%
Net earnings	$115.4	$105.7	9.1	10.2
Net earnings per share – diluted	$1.60	$1.33	20.3	21.8
Weighted average shares – diluted	72.3	79.3	(8.9)%

The year-over-year increase in revenues from services of 3.3% (4.5% in constant currency and 1.5% in organic constant currency) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 1.4% (3.3% as reported) and 10.0% (7.3% as reported; 2.4% in organic constant currency), respectively. This included a constant currency revenue increase in France of 2.2% (4.1% as reported) primarily due to growth in the staffing market and strong permanent recruitment growth. We also experienced constant currency revenue growth in Germany, Spain, the Netherlands and Belgium of 58.0%, 13.8%, 20.2%, and 20.4%, respectively (61.1%, 16.0%, 22.5% and 22.7%, respectively, as reported; 8.1% and 14.9% in organic constant currency in Germany and Belgium, respectively);

•
revenue increase in APME of 9.6% in constant currency (10.4% as reported; 5.8% in organic constant currency) primarily due to an increase in our Manpower staffing revenues, a 13.0% constant currency increase (10.3% as reported) in our permanent recruitment business and an increase in our ManpowerGroup Solutions business;

•
increased demand for services at Right Management, where revenues increased 2.6% in constant currency (0.9% as reported), including a 10.2% constant currency increase (8.4% as reported) in our outplacement services, which was partially offset by a 14.8% constant currency decline (-16.4% as reported) in our talent management business;

•	the favorable impact of approximately 1.9% from one additional billing day; and

•	our acquisitions in the Americas, Northern Europe and APME, which added approximately 3.0% revenue growth to our consolidated results; partially offset by

•
a revenue decrease in the United States of 4.9% primarily driven by a decline in demand for our staffing/interim services mainly in the industrial and IT sectors, partially offset by solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business and growth in our permanent recruitment business;

•
a revenue decrease in Italy of 7.8% in constant currency (-6.1% as reported) as a result of reduced demand for our Manpower staffing services primarily due to the end of the Milan Expo in the fourth quarter of 2015, partially offset by growth in our permanent recruitment business; and

•	a 1.2% decrease due to the impact of changes in currency exchange rates.

Gross profit margin was flat year-over-year and was primarily attributed to:

•	a 10 basis point (0.10%) favorable impact due to our acquisitions in the Americas, Northern Europe and APME;

•	a 10 basis point (0.10%) favorable impact due to the 9.7% growth (11.7% in constant currency and 8.7% in organic constant currency) in our permanent recruitment business; and

•	a 10 basis point (0.10%) favorable impact from our other business offerings; offset by

•
a 30 basis point (-0.30%) unfavorable impact from the decline in our organic staffing/interim margin, due primarily to changes in business mix and direct cost increases, such as complementary health care costs for our staffing/interim associates in France as a result of new legislation effective January 1, 2016.

The 2.0% increase in selling and administrative expenses in the second quarter of 2016 (2.9% in constant currency; decrease of -1.0% in organic constant currency) was attributed to:

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in the Americas, Northern Europe and APME; and

•
a 3.0% constant currency increase (5.8% as reported) in organic salary expenses primarily due to additional headcount to support the increased demand for our services in certain markets; partially offset by

•	a 12.9% constant currency decrease (-9.3% as reported) in organic variable incentive costs due to a decline in profitability in certain markets;

•	a 2.0% constant currency decrease (increase of 1.5% as reported) in organic non-personnel related costs as a result of a focus on driving productivity and efficiency throughout our businesses; and

•	a 0.9% decrease due to the impact of changes in currency exchange rates.

Selling and administrative expenses as a percent of revenues decreased 20 basis points (-0.20%) in the second quarter of 2016 compared to 2015 due to a 10 basis point (-0.10%) favorable impact from the decrease in organic variable incentive costs and a 10 basis point (-0.10%) impact from better expense leverage as a result of our strong focus on productivity and efficiency.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses was $10.3 million in the second quarter of 2016 compared to $7.2 million in the second quarter of 2015. Net interest expense increased $0.9 million in the second quarter of 2016 to $8.4 million from $7.5 million in the second quarter of 2015 due to higher debt levels as we issued €400.0 million Notes in September of 2015. Foreign exchange loss in the second quarter of 2016 was $0.7 million compared to $0.0 million in the second quarter of 2015. Miscellaneous expense was $1.2 million in the second quarter of 2016 compared to miscellaneous income of $0.3 million in the second quarter of 2015.

We recorded income tax expense at an effective rate of 37.8% for the three months ended June 30, 2016, as compared to an effective rate of 38.3% for the three months ended June 30, 2015. The 2016 rate was favorably impacted by the United States Work Opportunity Tax Credit ("WOTC"), which was enacted in December of 2015 and extends through 2019. The 37.8% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 37% to 38%, due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $1.60 and $1.33 for the three months ended June 30, 2016 and 2015, respectively. Foreign currency exchange rates negatively impacted net earnings per share - diluted by approximately $0.02 per share for the three months ended June 30, 2016.

Weighted average shares - diluted decreased 8.9% to 72.3 million for the three months ended June 30, 2016 from 79.3 million for the three months ended June 30, 2015. This decrease was due to the impact of share repurchases completed since the second quarter of 2015, partially offset by shares issued as a result of exercises and vesting of share-based awards since the second quarter of 2015.

Operating Results - Six Months Ended June 30, 2016 and 2015

The following table presents selected consolidated financial data for the six months ended June 30, 2016 as compared to 2015.

(in millions, except per share data)	2016	2015	Variance	Constant Currency Variance
Revenues from services	$9,609.8	$9,403.5	2.2%	4.8%
Cost of services	7,975.3	7,810.9	2.1	4.8
Gross profit	1,634.5	1,592.6	2.6	4.8
Gross profit margin	17.0%	16.9%
Selling and administrative expenses	1,306.8	1,291.1	1.2	3.5
Operating profit	327.7	301.5	8.7	10.7
Operating profit margin	3.4%	3.2%
Interest and other expenses	23.0	17.8	29.0
Earnings before income taxes	304.7	283.7	7.4	9.4
Provision for income taxes	117.6	112.3	4.8
Effective income tax rate	38.6%	39.6%
Net earnings	$187.1	$171.4	9.1	11.4
Net earnings per share – diluted	$2.57	$2.16	19.0	21.3
Weighted average shares – diluted	72.9	79.5	(8.3)%

The year-over-year increase in revenues from services of 2.2% (4.8% in constant currency and 1.6% in organic constant currency) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 2.9% (3.0% as reported) and 7.0% (3.5% as reported; decrease of -0.6% in organic constant currency), respectively. This included a constant currency revenue increase in France of 3.7% (3.9% as reported) primarily due to growth in the staffing market and strong permanent recruitment growth. We also experienced constant currency revenue growth in Germany, Spain, the Netherlands and Belgium of 54.9%, 15.5%, 13.1% and 15.4%, respectively (55.0%, 15.6%, 13.3%, and 15.5%, respectively, as reported; 6.0% and 9.9% in organic constant currency in Germany and Belgium, respectively);

•
revenue increase in APME of 10.8% in constant currency (9.3% as reported; 6.0% in organic constant currency) primarily due to an increase in our Manpower staffing revenues, an increase in our ManpowerGroup Solutions business and a 9.2% constant currency increase (4.7% as reported) in our permanent recruitment business;

•
increased demand for services at Right Management, where revenues increased 2.5% in constant currency (0.2% as reported), including a 10.1% constant currency increase (7.7% as reported) in our outplacement services, which was partially offset by a 16.8% constant currency decline (-18.8% as reported) in our talent management business;

•	the favorable impact of approximately 1.0% from one additional billing day; and

•	our acquisitions in the Americas, Southern Europe, Northern Europe and APME, which added approximately 3.2% revenue growth to our consolidated results; partially offset by

•
revenue decrease in the United States of 4.0% primarily driven by a decline in demand for our staffing/interim services mainly in the industrial and IT sectors, partially offset by solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business and growth in our permanent recruitment business;

•
a revenue decrease in Italy in constant currency of 4.6% (-4.5% as reported) as a result of reduced demand for our Manpower staffing services primarily due to the end of the Milan Expo in the fourth quarter of 2015, partially offset by growth in our permanent recruitment business; and

•	a 2.6% decrease due to the impact of changes in currency exchange rates.

The year-over-year 10 basis point (0.10%) increase in gross profit margin was primarily attributed to:

•	a 10 basis point (0.10%) favorable impact due to our acquisitions in the Americas, Southern Europe, Northern Europe and APME;

•	a 10 basis point (0.10%) favorable impact due to the 7.5% organic constant currency growth (7.4% as reported; 10.6% in constant currency) in our permanent recruitment business; and

•	a 10 basis point (0.10%) increase due to the impact on business mix of the changes in currency exchange rates; partially offset by

•
a 20 basis point (-0.20%) unfavorable impact from the decline in our organic staffing/interim margin, due primarily to changes in business mix and direct cost increases, such as complementary health care costs for our staffing/interim associates in France as a result of new legislation.

The 1.2% increase in selling and administrative expenses for the six months ended June 30, 2016 (3.5% in constant currency; decrease of -0.8% in organic constant currency) was attributed to:

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in the Americas, Southern Europe, Northern Europe and APME; and

•
a 2.6% constant currency increase (4.3% as reported) in organic salary expenses primarily due to additional headcount to support the increased demand for our services in certain markets; partially offset by

•	a 9.0% constant currency decrease (-5.7% as reported) in organic variable incentive costs due to a decline in profitability in certain markets;

•	a 2.7% constant currency decrease (-0.4% as reported) in organic non-personnel related costs as a result of a focus on driving productivity and efficiency throughout our businesses; and

•	a 2.3% decrease due to the impact of changes in currency exchange rates.

Selling and administrative expenses as a percent of revenues decreased 10 basis points (-0.10%) in the six months ended June 30, 2016 compared to 2015 due to a 30 basis point (-0.30%) favorable impact from better expense leverage as a result of our strong focus on productivity and efficiency, partially offset by a 10 basis point (0.10%) unfavorable impact from acquisitions and a 10 basis point (0.10%) unfavorable impact from business mix changes due to the changes in currency exchange rates.

Interest and other expenses were $23.0 million for the six months ended June 30, 2016 compared to $17.8 million for the six months ended June 30, 2015. Net interest expense increased $2.2 million for the six months ended June 30, 2016 to $17.2 million from $15.0 million for the six months ended June 30, 2015 due to higher debt levels as we issued €400.0 million Notes in September of 2015. Foreign exchange losses were $1.6 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively. Miscellaneous expenses were $4.2 million in the six months ended June 30, 2016 compared to $2.1 million in the six months ended June 30, 2015. For our Venezuela reporting unit, we use the official exchange rate to convert the Bolivar Fuerte currency (“BsF”) to the functional currency of the United States dollar (“USD”), which was previously set at 6.3 BsF to 1 USD but changed to 10.0 BsF to 1 USD in the first quarter of 2016. We recorded an immaterial foreign exchange loss as a result of the change in the exchange rate. Any further change to the official exchange rate would not have a material impact on our operating results.

We recorded income tax expense at an effective rate of 38.6% for the six months ended June 30, 2016, as compared to an effective rate of 39.6% for the six months ended June 30, 2015. The 2016 rate was favorably impacted by WOTC. The 38.6% effective tax rate for the six months ended June 30, 2016 was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $2.57 for the six months ended June 30, 2016 compared to $2.16 for the six months ended June 30, 2015. Foreign currency exchange rates negatively impacted net earnings per share - diluted by approximately $0.05 per share for the six months ended June 30, 2016.

Weighted average shares - diluted decreased 8.3% to 72.9 million for the six months ended June 30, 2016 from 79.5 million for the six months ended June 30, 2015. This decrease was due to the impact of share repurchases completed since the second quarter of 2015, partially offset by shares issued as a result of exercises and vesting of share-based awards since the second quarter of 2015.

Segment Operating Results

Effective January 1, 2016, we realigned our organizational structure in Europe. As a result, Other Southern Europe now includes several countries that were previously reported in Northern Europe. All previously reported results have been restated to conform to the current year presentation.

Americas

In the Americas, revenues from services decreased 4.4% (increase of 1.3% in constant currency; -1.4% in organic constant currency) in the second quarter of 2016 compared to 2015. In the United States, revenues from services decreased 4.9% in the second quarter of 2016 compared to 2015, primarily driven by a decline in demand for our Manpower staffing services, mainly due to the weak manufacturing sector of the economy, and decrease in our Experis interim services, specifically within the IT sector. This decline was partially offset by solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business and a 3.4% increase in our permanent recruitment business. In Other Americas, revenues from services decreased 3.3% (increase of 14.2% in constant currency and 7.8% in organic constant currency) in the second quarter of 2016 compared to 2015. We experienced constant currency revenue growth in Mexico, Canada and Argentina of 6.8%, 48.8% and 16.0%, respectively (-9.5%, 42.0% and -26.9%, respectively, as reported; -1.6% in organic constant currency in Canada). The constant currency increase in Argentina was primarily due to inflation.

In the Americas, revenues from services decreased 4.0% (increase of 2.7% in constant currency and flat in organic constant currency) in the six months ended June 30, 2016 compared to 2015. In the United States, revenues from services decreased 4.0% in the six months ended June 30, 2016 compared to 2015, primarily driven by a decline in demand for our Manpower staffing services, mainly due to the weak manufacturing sector of the economy, and decrease in our Experis interim services, specifically within the IT sector. This decline was partially offset by a 7.5% increase in our permanent recruitment business and solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business. In Other Americas, revenues from services decreased 4.0% (increase of 16.4% in constant currency and 10.1% in organic constant currency) in the six months ended June 30, 2016 compared to 2015. We experienced constant currency revenue growth in Mexico, Canada and Argentina of 9.0%, 51.6% and 23.3%, respectively (-8.6%, 41.1% and -24.0%, respectively, as reported; 0.3% in organic constant currency in Canada). The constant currency increase in Argentina was primarily due to inflation.

Gross profit margin was flat in the second quarter of 2016 compared to 2015 as the favorable impact from growth in our permanent recruitment and ManpowerGroup Solutions businesses was offset by decrease in the staffing/interim margins in the United States, due to the change in business mix as our lower-margin business represented a greater percentage of the total staffing/interim revenue mix.

Gross profit margin increased in first half of 2016 compared to 2015 as a result of improved staffing/interim margins in the United States, due to strong price discipline and effective management of state unemployment taxes, and the favorable impact from growth in our permanent recruitment and ManpowerGroup Solutions businesses. This increase was partially offset by decreases in our staffing/interim margins within some of our markets in Other Americas due to business mix changes and general pricing pressures.

In the second quarter of 2016, selling and administrative expenses decreased 4.1% (flat in constant currency and -2.3% in organic constant currency). The decrease is due to a decrease in our variable incentive-based costs due to the operating results of our staffing/interim services in the United States and the cost savings resulting from the restructuring actions taken in the fourth quarter of 2015, partially offset by the additional recurring selling and administrative costs incurred as a result of acquisitions.

In the six months ended June 30, 2016, selling and administrative expenses decreased 3.9% (increase of 0.7% in constant currency; -1.6% in organic constant currency). The constant currency increase is due to the additional recurring selling and administrative costs incurred as a result of acquisitions, partially offset by a decrease in our variable incentive-based costs due to the operating results of our staffing/interim services in the United States and the cost savings resulting from the restructuring actions taken in the fourth quarter of 2015.

Operating Unit Profit (“OUP”) margin in the Americas was 5.0% for both the second quarter of 2016 and 2015. In the United States, OUP margin was 5.5% in both the second quarter of 2016 and 2015 as the improvement in the gross profit margin was offset by expense deleveraging, as we were not able to decrease expenses at the same rate as the revenue decrease. Other Americas OUP margin was 3.9% for both the second quarter of 2016 and 2015.

OUP margin in the Americas was 4.1% and 3.9% for the six months ended June 30, 2016 and 2015, respectively. In the United States, OUP margin increased to 4.4% in the six months ended June 30, 2016 from 4.0% in 2015 due to the improvement in the gross profit margin, partially offset by expense deleveraging, as we were not able to decrease expenses at the same rate as the revenue decrease. Other Americas OUP margin decreased to 3.6% in the six months ended June 30, 2016 from 3.7% in 2015 due to a decline in the gross profit margin, partially offset by better operational leverage, because we were able to support a constant currency increase in revenues without a similar increase in expenses.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 3.3% (1.4% in constant currency) in the second quarter of 2016 compared to 2015. In the second quarter of 2016, revenues from services increased 4.1% (2.2% in constant currency) in France, which represents 64.8% of Southern Europe’s revenues. The increase in France was primarily due to the growth in the staffing market, although the revenue trend was uneven throughout the quarter. In the second quarter of 2016, revenues from services decreased 6.1% (-7.8% in constant currency) in Italy, which represents 15.5% of Southern Europe’s revenues. The decrease in Italy was primarily due to decreased demand for our Manpower staffing services primarily due to the end of the Milan Expo in the fourth quarter of 2015, partially offset by a 28.5% increase (26.1% in constant currency) in the permanent recruitment business and the favorable impact of one additional billing day. In Other Southern Europe, revenues from services increased 9.0% (7.4% in constant currency) during the second quarter of 2016 compared to 2015, primarily driven by the 16.0% increase (13.8% in constant currency) in Spain due to strong sales execution, though slightly lower growth than the first quarter of 2016, and the favorable impact of two additional billing days in the second quarter of 2016 compared to 2015.

Revenues from services increased 3.0% (increase of 2.9% in constant currency) in the six months ended June 30, 2016 compared to 2015. In the six months ended June 30, 2016, revenues from services increased 3.9% (3.7% in constant currency ) in France and decreased 4.5% (-4.6% in constant currency) in Italy. The increase in France was primarily due to the growth in the staffing market. The decrease in Italy was primarily due to decreased demand for our Manpower staffing services primarily due to the end of the Milan Expo in the fourth quarter of 2015, partially offset by a 25.9% increase (25.5% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 6.7% (6.6% in constant currency) during the six months ended June 30, 2016 compared to 2015, primarily driven by the 15.6% increase (15.5% in constant currency) in Spain due to strong sales execution, and the favorable impact of two additional billing days in the six months ended June 30, 2016 compared to 2015.

Gross profit margin increased in the second quarter of 2016 compared to 2015 primarily due to an increase in Italy's staffing/interim margin, partly due to subsidies and improved business mix, and an increase of 28.5% (26.1% in constant currency) in our permanent recruitment business, partially offset by a decrease in France's staffing/interim margin primarily as a result of direct cost increases, such as complementary health care costs for our staffing/interim associates in France as a result of new legislation, partially offset by lower Family Welfare Tax in France related to the Responsibility Pact that was effective April 1, 2016.

Gross profit margin was flat in the first half of 2016 compared to 2015 as an increase in Italy's staffing/interim margin, due to enhanced pricing, subsidies and improved business mix, and an increase of 25.9% (25.5% in constant currency) in our permanent recruitment business, was offset by the decrease in France's staffing/interim margin as a result of the direct cost increases.

Selling and administrative expenses increased 1.6% (decrease of -0.3% in constant currency) during the second quarter of 2016 compared to 2015, and 2.2% (2.2% in constant currency) during the six months ended June 30, 2016 compared to 2015. The increases were primarily due to an increase in salary-related costs because of additional headcount to support the increase in revenues, partially offset by a decrease in marketing expenses related to the Milan Expo in Italy.

OUP margin in Southern Europe was 5.3% for the second quarter of 2016 compared to 5.1% for 2015. In France, the OUP margin decreased to 5.4% for the second quarter of 2016 from 5.6% in 2015, due to the decline in our gross profit margin, partially offset by improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses. In Italy, the OUP margin increased to 7.6% for the second quarter of 2016 from 6.2% for 2015, due to the increase in our gross profit margin and a decrease in marketing expenses related to the Milan Expo in Italy. Other Southern Europe’s OUP margin increased to 3.2% for the second quarter of 2016 from 2.3% in 2015 due to an increase in the gross profit margin.

OUP margin in Southern Europe was 4.8% for the six months ended June 30, 2016 and 2015. In France, the OUP margin decreased to 4.9% for the six months ended June 30, 2016 from 5.2% for 2015, due to the decline in our gross profit margin, partially offset by improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses. In Italy, the OUP margin increased to 6.9% for the six months ended June 30, 2016 from 5.7% for 2015, due to increase in our staffing gross profit margin and a decrease in marketing expenses related to the Milan Expo in Italy. Other Southern Europe’s OUP margin increased to 2.8% for the six months ended June 30, 2016 from 2.4% for 2015 due to an increase in the gross profit margin.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (representing 36.5%, 19.2%, 19.7%, 11.2%, and 7.5%, respectively, of Northern Europe’s revenues), revenues from services increased 7.3% (10.0% in constant currency and 2.4% in organic constant currency) in the second quarter of 2016 compared to 2015. We experienced constant currency revenue growth in Germany, the Netherlands and Belgium of 58.0%, 20.2% and 20.4%, respectively (61.1%, 22.5% and 22.7%, respectively, as reported; 8.1% and 14.9% in Germany and Belgium, respectively, in organic constant currency) and constant currency revenue declines in the United Kingdom and the Nordics of 0.9% and 0.1%, respectively (-7.3% and -1.0%, respectively, as reported; -3.1% in organic constant currency in the United Kingdom). The organic constant currency revenue increase of 2.4% is primarily due to growth in our ManpowerGroup Solutions business and a 2.2% organic constant currency increase (9.1% in constant currency; 6.0% as reported) in our permanent recruitment business, mostly due to growth in the United Kingdom, an increase in Netherlands' staffing/interim revenues, due to recent client wins and the lower level of growth in the comparable year period as a result of client account losses in early 2015 from strong pricing discipline, an increase in Belgium's Manpower staffing revenues and two additional billing days in the second quarter of 2016 compared to 2015. These increases were partially offset by a decline in our Manpower staffing business, due to lower demand under one of our large client contracts in the United Kingdom, and a decrease in Norway, due to the economy's dependence on the struggling oil and gas industry.

Revenues from services increased 3.5% (7.0% in constant currency; decrease of -0.6% in organic constant currency) in the six months ended June 30, 2016 compared to 2015. We experienced constant currency revenue growth in Germany, the Netherlands and Belgium of 54.9%, 13.1% and 15.4%, respectively (55.0%, 13.3% and 15.5%, respectively, as reported; 6.0% and 9.9% in Germany and Belgium, respectively, in organic constant currency) and constant currency revenue declines in the United Kingdom and the Nordics of 3.7% and 1.9%, respectively (-9.4% and -4.5%, respectively, as reported; -5.8% in organic constant currency in the United Kingdom). The organic constant currency revenue decrease of -0.6% is primarily due to a decline in our Manpower staffing business, due to lower demand under one of our large client contracts in the United Kingdom, and a decrease in Norway, due to the economy's dependence on the struggling oil and gas industry. These decreases were partially offset by a 2.5% organic constant currency increase (9.2% in constant currency; 5.3% as reported) in our permanent recruitment business, mostly due to growth in the United Kingdom, growth in our ManpowerGroup Solutions business, an increase in Netherlands' staffing/interim revenues, due to recent client wins and the lower level of growth in the comparable year period as a result of client account losses in early 2015 from strong pricing discipline, an increase in Belgium's Manpower staffing revenues and approximately one additional billing day in the six months ended June 30, 2016 compared to 2015.

Gross profit margin increased in both the second quarter and first half of 2016 compared to 2015 due primarily to the increases in our staffing/interim margin because of the acquisition in Germany in the third quarter of 2015. The organic gross profit margins decreased due to the staffing/interim margin decline, as a result of business mix changes and general pricing pressures in several markets, partially offset by the organic constant currency increase in our permanent recruitment business of 2.2% (9.1% in constant currency; 6.0% as reported) in the second quarter of 2016 and 2.5% (9.2% in constant currency; 5.3% as reported) in the six months ended June 30, 2016.

Selling and administrative expenses increased 9.7% (11.3% in constant currency and 0.5% in organic constant currency) in the second quarter of 2016 compared to 2015 due to the additional recurring selling and administrative costs incurred as a result of the acquisition in Germany. The organic constant currency increase in selling and administrative expenses was due primarily to the increase in organic non-personnel related costs to support the organic constant currency increase in revenues, partially offset by the decrease in organic salary-related costs as a result of the restructuring actions taken in the fourth quarter of 2015.

Selling and administrative expenses increased 5.8% (8.6% in constant currency; decrease of -2.5% in organic constant currency) during the six months ended June 30, 2016 compared to 2015 due to the additional recurring selling and administrative costs incurred as a result of the acquisition in Germany. The organic constant currency decrease in selling and administrative expenses was due primarily to the decrease in organic salary-related costs and non-personnel related costs as a result of the restructuring actions taken in the fourth quarter of 2015.

OUP margin for Northern Europe was 2.9% and 2.8% for the second quarter of 2016 and 2015, respectively. OUP margin was 2.8% and 2.6% for the six months ended June 30, 2016 and 2015, respectively. The increases in the OUP margin were primarily due to the increase in our gross profit margin, partially offset by the additional recurring selling and administrative costs incurred as a result of the acquisition in Germany.

APME

In APME, revenues from services increased 10.4% (9.6% in constant currency and 5.8% in organic constant currency) in the second quarter of 2016 compared to 2015. In Japan and Australia (which represent 34.7% and 22.8% of APME’s revenues, respectively), revenues from services increased 14.0% and 14.4%, respectively (1.4% and 19.6%, respectively, in constant currency; 2.1% in organic constant currency in Australia). The increase in Japan was due to the increase in our Manpower staffing services, partially offset by a decrease in our ManpowerGroup Solutions business. The organic constant currency increase in Australia was due to the stable demand for our Manpower staffing services even though there are still challenges in this commodity-based economy and the additional billing days in the second quarter of 2016 compared to 2015. The revenue increase in the remaining markets in APME is due to an increase in our Manpower staffing service revenues, primarily in Korea, India, Taiwan, and the Philippines and growth in our ManpowerGroup Solutions and permanent recruitment businesses.

Revenues from services increased 9.3% (10.8% in constant currency and 6.0% in organic constant currency) in the six months ended June 30, 2016 compared to 2015. In Japan and Australia, revenues from services increased 10.6% and 17.4%, respectively (2.5% and 25.0%, respectively, in constant currency; 2.0% in organic constant currency in Australia). The increase in Japan was due to the increase in our Manpower staffing services, partially offset by a decrease in our ManpowerGroup Solutions business. The organic constant currency increase in Australia was due to the stable demand for our Manpower staffing services even though there are still challenges in this commodity-based economy and the additional billing days in the six months ended June 30, 2016 compared to 2015. The revenue increase in the remaining markets in APME is due to an increase in our Manpower staffing service revenues, primarily in Korea, India, Taiwan and the Philippines, and growth in our ManpowerGroup Solutions and permanent recruitment businesses.

Gross profit margin was flat in the second quarter of 2016 compared to 2015 as the decrease in our staffing/interim margin due to direct cost increases in certain markets and changes in business mix, was offset by an increase of 10.3% in our permanent recruitment business (13.0% in constant currency and 9.8% in organic constant currency) and growth in our higher-margin ManpowerGroup Solutions business.

Gross profit margin decreased in the first half of 2016 compared to 2015 primarily due to a decrease in our staffing/interim margin as a result of direct cost increases in certain markets and changes in business mix, partially offset by an increase of 4.7% in our permanent recruitment business (9.2% in constant currency and 5.6% in organic constant currency) and growth in our higher-margin ManpowerGroup Solutions business.

Selling and administrative expenses increased 7.3% (6.5% in constant currency and 3.4% in organic constant currency) in the second quarter of 2016 compared to 2015. Selling and administrative expenses increased 5.9% (7.4% in constant currency and 3.4% in organic constant currency) in the six months ended June 30, 2016 compared to 2015. The increases were due to the increase in organic salary-related costs because of higher headcount to support the organic constant currency increase in revenues and additional recurring selling and administrative costs incurred as a result of acquisitions, partially offset by the cost savings resulting from the restructuring actions taken in the fourth quarter of 2015.

OUP margin for APME increased to 3.6% in the second quarter of 2016 from 3.3% in 2015 due to expense management and improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses.

OUP margin for APME increased to 3.5% in the six months ended June 30, 2016 from 3.4% in 2015 due to expense management and improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses, partially offset by the decrease in our gross profit margin.

Right Management

Revenues from services increased 0.9% (2.6% in constant currency) in the second quarter of 2016 compared to 2015. The increase is primarily due to the 8.4% (10.2% in constant currency) increase in our outplacement services, mostly from growth in our Americas markets, primarily driven by strong sales execution in the United States and continued opportunities in the energy sector. Our talent management business decreased 16.4% (-14.8% in constant currency) in the second quarter of 2016 compared to 2015 due to softening demand in all of our markets.

Revenues from services increased 0.2% (2.5% in constant currency) in the six months ended June 30, 2016 compared to 2015. The increase is primarily due to the 7.7% (10.1% in constant currency) increase in our outplacement services, mostly from growth in our Americas markets, primarily driven by strong sales execution in the United States and continued opportunities in the energy sector. Our talent management business decreased 18.8% (-16.8% in constant currency) in the six months ended June 30, 2016 compared to 2015 due to softening demand in all of our markets.

Gross profit margin increased in the second quarter of 2016 compared to 2015 due to the increase in the outplacement business gross profit margin and the change in business mix as the higher-margin outplacement business represented a greater percentage of the revenue mix.

Gross profit margin increased in the six months ended June 30, 2016 compared to 2015 due to the change in business mix as the higher-margin outplacement business represented a greater percentage of the revenue mix.

Selling and administrative expenses decreased 5.5% (-4.1% in constant currency) in the second quarter of 2016 compared to 2015 and decreased 7.1% (-5.1% in constant currency) in the six months ended June 30, 2016 compared to 2015. The decreases were due to the cost savings from more efficient delivery solutions.

OUP margin for Right Management was 19.8% in the second quarter of 2016 compared to 16.2% in 2015. OUP margin was 17.5% in the six months ended June 30, 2016 compared to 12.7% in 2015. The increases were due to the improvement in our gross profit margin and improved operational leverage.

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

A reconciliation of these Non-GAAP percentage variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended June 30, 2016 Compared to 2015
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$725.3	(4.9)%	—%	(4.9)%	0.9%	(5.8)%
Other Americas	355.7	(3.3)	(17.5)	14.2	6.4	7.8
	1,081.0	(4.4)	(5.7)	1.3	2.7	(1.4)

Southern Europe:
France	1,252.2	4.1	1.9	2.2	—	2.2
Italy	299.8	(6.1)	1.7	(7.8)	—	(7.8)
Other Southern Europe	379.4	9.0	1.6	7.4	0.1	7.3
	1,931.4	3.3	1.9	1.4	—	1.4

Northern Europe	1,322.3	7.3	(2.7)	10.0	7.6	2.4
APME	614.6	10.4	0.8	9.6	3.8	5.8
Right Management	72.8	0.9	(1.7)	2.6	—	2.6
Consolidated	$5,022.1	3.3	(1.2)	4.5	3.0	1.5

Gross Profit	$860.7	3.6	(0.9)	4.5	3.7	0.8
Selling and Administrative Expense	$664.7	2.0	(0.9)	2.9	3.9	(1.0)
Operating Profit	$196.0	9.7	(0.7)	10.4	2.8	7.6

(a)	In millions for the three months ended June 30, 2016.

	6 Months Ended June 30, 2016 Compared to 2015
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,428.4	(4.0)%	—%	(4.0)%	0.9%	(4.9)%
Other Americas	698.5	(4.0)	(20.4)	16.4	6.3	10.1
	2,126.9	(4.0)	(6.7)	2.7	2.7	—

Southern Europe:
France	2,331.0	3.9	0.2	3.7	—	3.7
Italy	562.9	(4.5)	0.1	(4.6)	—	(4.6)
Other Southern Europe	725.2	6.7	0.1	6.6	—	6.6
	3,619.1	3.0	0.1	2.9	—	2.9

Northern Europe	2,536.2	3.5	(3.5)	7.0	7.6	(0.6)
APME	1,190.8	9.3	(1.5)	10.8	4.8	6.0
Right Management	136.8	0.2	(2.3)	2.5	—	2.5
Consolidated	$9,609.8	2.2	(2.6)	4.8	3.2	1.6

Gross Profit	$1,634.5	2.6	(2.2)	4.8	3.9	0.9
Selling and Administrative Expenses	$1,306.8	1.2	(2.3)	3.5	4.3	(0.8)
Operating Profit	$327.7	8.7	(2.0)	10.7	2.9	7.8

(a)  In millions for the six months ended June 30, 2016.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and is also provided by our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and local credit lines to meet funding needs and allocate our capital resources among our various entities. As of June 30, 2016, we had $142.3 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred taxes related to those foreign earnings not considered to be permanently invested.

Cash provided by operating activities was $262.1 million during the six months ended June 30, 2016 compared to $38.8 million during the six months ended June 30, 2015. Changes in operating assets and liabilities utilized $21.4 million of cash during the six months ended June 30, 2016 compared to $238.7 million during the six months ended June 30, 2015. These changes are primarily attributable to the 2016 sale of $143.1 million of our CICE payroll tax credits (the 2015 sale occurred in the third quarter), partly offset by the timing of collections and payments.

Net accounts receivable increased to $4,462.3 million as of June 30, 2016 from $4,243.0 million as of December 31, 2015. This increase is mostly due to the increase in revenues and a higher Days Sales Outstanding ("DSO"), which is up 1.3 days from December 31, 2015 due primarily to the timing of month-end collections. At constant exchange rates, the June 30, 2016 balance would have been approximately $34.6 million lower than reported.

Capital expenditures were $30.8 million in the six months ended June 30, 2016 compared to $20.1 million in the six months ended June 30, 2015. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments. The increase in 2016 compared to 2015 is primarily due to our investment in recruiting centers.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $41.2 million for the six months ended June 30, 2016, the majority of which took place in the Netherlands in the second quarter. The total cash consideration for acquisitions, net of cash acquired, was $30.4 million for the six months ended June 30, 2015.

Net debt repayments were $21.0 million in the six months ended June 30, 2016 compared to net borrowings of $3.2 million in the six months ended June 30, 2015.

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

As of June 30, 2016, we had letters of credit totaling $0.8 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.2 million were available to us under the facility as of June 30, 2016.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Debt-to-EBITDA) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Debt-to-EBITDA ratio of 0.87 to 1 and a fixed charge coverage ratio of 4.71 to 1 as of June 30, 2016. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of June 30, 2016, such credit lines totaled $285.5 million, and additional borrowings of $260.5 million could have been made under these lines. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

On May 3, 2016 and April 28, 2015, the Board of Directors declared a semi-annual cash dividend of $0.86 and $0.80 per share, respectively. The 2016 dividends were paid on June 15, 2016 to shareholders of record on June 1, 2016. The 2015 dividends were paid on June 15, 2015 to shareholders of record on June 1, 2015.

In July 2016, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock, with terms consistent with the previous authorization. This authorization was in addition to the October 2015 authorization to repurchase 6.0 million shares of our common stock and the December 2012 authorization to repurchase 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the six months of 2016, we repurchased 3.8 million shares at a cost of $290.5 million under the 2015 authorization. During the six months of 2015, we repurchased 2.0 million shares at a cost of $168.7 million under the 2012 authorization. As of June 30, 2016, there were 1.5 million shares remaining authorized for repurchase under the 2015 authorization and no shares remaining under the 2012 authorization.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,766.8 million as of June 30, 2016 compared to $1,796.9 million as of December 31, 2015.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $177.9 million and $190.2 million as of June 30, 2016 and December 31, 2015, respectively, consisting of $131.0 million and $144.7 million for guarantees, respectively, and $46.9 million and $45.5 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.9 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, we made payments of $6.6 million out of our restructuring reserve that was created in 2013 and 2015. We expect a majority of the remaining $9.8 million reserve will be paid by the end of 2016.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total amount of shares repurchased during the second quarter of 2016, which were made pursuant to the Board of Directors' October 2015 authorization for the repurchase of up to 6.0 million shares of our common stock

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1- 30, 2016	40,000	$81.04	40,000	3,757,467
May 1 - 31, 2016	1,050,000	$77.79	1,050,000	2,707,467
June 1 - 30, 2016	1,170,223	$75.05	1,170,223	1,537,244
Total	2,260,223	$76.43	2,260,223	1,537,244

In July 2016, the Board of Directors authorized the repurchase of an additional 6.0 million shares of common stock.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and affiliates, to date in 2016:

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

Compensatory Arrangements of Certain Officers

On July 28, 2016, ManpowerGroup Inc.  (the “Company”) entered into a severance agreement with Darryl Green. This severance agreement replaces a similar agreement scheduled to expire on August 1, 2016. The new severance agreement expires on the first to occur of (1) the date two years after the occurrence of a change of control of the Company or (2) July 28, 2019, if no such change of control occurs before July 28, 2019. Aside from the new term, the severance agreement is in substantially the same form but with an adjustment to the definition of "good reason" and an updated nondisclosure provision.

The foregoing description is qualified in its entirety by reference to the severance agreement filed herewith as exhibit 10.1, which is incorporated by reference into this report.

Item 6 – Exhibits

10.1	Severance Agreement between Darryl Green and the Company dated as of July 28, 2016.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising. Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: July 29, 2016

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Severance Agreement between Darryl Green and the Company dated as of July 28, 2016.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising. Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.