Form 10-Q
period 2016-09-30
ManpowerGroup Inc.
filed 2016-11-04
CIK 871763

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
September 30, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at November 2, 2016
Common Stock, $.01 par value	67,058,656

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	September 30,	December 31,
	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$503.1	$730.5
Accounts receivable, less allowance for doubtful accounts of $103.1 and $98.1, respectively	4,581.9	4,243.0
Prepaid expenses and other assets	112.1	119.0
Total current assets	5,197.1	5,092.5

OTHER ASSETS:
Goodwill	1,284.1	1,257.4
Intangible assets, less accumulated amortization of $294.6 and $266.6, respectively	309.1	326.5
Other assets	776.6	694.0
Total other assets	2,369.8	2,277.9

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	612.2	585.4
Less: accumulated depreciation and amortization	458.7	438.3
Net property and equipment	153.5	147.1
Total assets	$7,720.4	$7,517.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2016	2015
CURRENT LIABILITIES:
Accounts payable	$1,945.0	$1,659.2
Employee compensation payable	216.3	211.4
Accrued liabilities	434.3	483.7
Accrued payroll taxes and insurance	620.6	613.8
Value added taxes payable	479.1	438.7
Short-term borrowings and current maturities of long-term debt	36.0	44.2
Total current liabilities	3,731.3	3,451.0

OTHER LIABILITIES:
Long-term debt	839.7	810.9
Other long-term liabilities	676.6	563.1
Total other liabilities	1,516.3	1,374.0

SHAREHOLDERS’ EQUITY:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 114,938,027 and 114,504,928 shares, respectively	1.2	1.2
Capital in excess of par value	3,206.5	3,186.7
Retained earnings	2,221.5	1,966.0
Accumulated other comprehensive loss	(324.7)	(286.0)
Treasury stock at cost, 47,925,115 and 41,466,590 shares, respectively	(2,712.5)	(2,243.2)
Total ManpowerGroup shareholders’ equity	2,392.0	2,624.7
Noncontrolling interests	80.8	67.8
Total shareholders’ equity	2,472.8	2,692.5
Total liabilities and shareholders’ equity	$7,720.4	$7,517.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues from services	$5,088.2	$4,972.5	$14,698.0	$14,376.0
Cost of services	4,229.9	4,120.4	12,205.2	11,931.3
Gross profit	858.3	852.1	2,492.8	2,444.7
Selling and administrative expenses	647.2	645.8	1,954.0	1,936.9
Operating profit	211.1	206.3	538.8	507.8
Interest and other expenses	11.4	9.4	34.4	27.2
Earnings before income taxes	199.7	196.9	504.4	480.6
Provision for income taxes	70.5	73.0	188.1	185.3
Net earnings	$129.2	$123.9	$316.3	$295.3
Net earnings per share – basic	$1.89	$1.63	$4.46	$3.80
Net earnings per share – diluted	$1.87	$1.61	$4.42	$3.75
Weighted average shares – basic	68.4	76.1	70.9	77.7
Weighted average shares – diluted	69.0	77.0	71.6	78.7

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$129.2	$123.9	$316.3	$295.3
Other comprehensive loss:
Foreign currency translation adjustments	11.8	(32.4)	33.7	(136.6)
Translation adjustments on net investment hedge, net of income taxes of $(3.2), $(0.4), $(8.8) and $11.4, respectively	(5.5)	(0.6)	(15.7)	20.3
Translation adjustments of long-term intercompany loans	(11.2)	(17.4)	(54.3)	3.7
Unrealized gain (loss) on investments, net of income taxes of $0.2, $(0.1), $0.3 and $(0.4), respectively	0.6	(0.4)	1.1	(2.0)
Defined benefit pension plans and retiree health care plan, net of income taxes of $(1.0), $0.2, $(1.3) and $0.7, respectively	(3.1)	0.7	(3.5)	2.0
Total other comprehensive loss	(7.4)	(50.1)	(38.7)	(112.6)
Comprehensive income	$121.8	$73.8	$277.6	$182.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	9 Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$316.3	$295.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64.0	57.1
Deferred income taxes	36.4	72.6
Provision for doubtful accounts	14.5	13.2
Share-based compensation	21.0	22.9
Excess tax benefit on exercise of share-based awards	(0.1)	(4.8)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(277.3)	(331.7)
Other assets	(54.1)	(10.3)
Other liabilities	281.8	168.5
Cash provided by operating activities	402.5	282.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42.6)	(33.3)
Acquisitions of businesses, net of cash acquired	(56.9)	(240.7)
Proceeds from the sale of investments, property and equipment	3.5	4.8
Cash used in investing activities	(96.0)	(269.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(3.9)	(2.3)
Proceeds from long-term debt	—	453.9
Repayments of long-term debt	(6.3)	(1.9)
Payments for debt issuance costs	—	(2.5)
Payments of contingent consideration for acquisitions	(2.9)	—
Proceeds from share-based awards and other equity transactions	5.5	99.8
Other share-based award transactions	(6.6)	(1.4)
Repurchases of common stock	(462.6)	(523.2)
Dividends paid	(60.8)	(62.1)
Cash used in financing activities	(537.6)	(39.7)

Effect of exchange rate changes on cash	3.7	(20.6)
Change in cash and cash equivalents	(227.4)	(46.7)
Cash and cash equivalents, beginning of year	730.5	699.2
Cash and cash equivalents, end of period	$503.1	$652.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$33.6	$28.7
Income taxes paid, net	$106.6	$65.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2016 and 2015
(in millions, except share and per share data)

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2016 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2016 included: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates ranging from 10.8% to 15.3%, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

Payroll Tax Credit

In March 2016 and July 2015, we entered into an agreement to sell a portion of our French payroll tax credits earned in 2015 and 2014, respectively, for net proceeds of $143.1 (€129.9) and $132.8 (€120.1), respectively. We derecognized these receivables upon the sale date as the terms of the agreement are such that the transaction qualifies for sale treatment according to the accounting guidance on the transfer and servicing of assets.

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

In February 2016, the FASB issued new accounting guidance on leases. The new guidance requires that a lessee recognize assets and liabilities on the balance sheet for leases with lease terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows by a lessee will depend on its classification as a finance or operating lease. The guidance also includes new disclosure requirements providing information on the amounts recorded in the financial statements. The new guidance is effective for us in 2019. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

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

In August 2016, the FASB issued new accounting guidance on the cash flow statement. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance is effective for us in 2018. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended September 30, 2016 and 2015, we recognized share-based compensation expense of $6.1 and $8.1, respectively, and $21.0 and $22.9 for the nine months ended September 30, 2016 and 2015, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. Consideration received from share-based awards was $7.2 and $65.8 for the nine months ended September 30, 2016 and 2015, respectively. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award.

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $56.9 for the nine months ended September 30, 2016, the majority of which took place in the Netherlands and Norway. The total cash consideration for acquisitions, net of cash acquired, was $240.7 for the nine months ended September 30, 2015, of which $140.4 (€125.3) was related to an acquisition of 7S Group GmbH. The majority of the remaining acquisitions for the nine months ended September 30, 2015 took place in Australia, Canada and the Netherlands.

(5) Restructuring Costs

During the nine months ended September 30, 2016, we made payments of $8.5 out of our restructuring reserve that was created in 2013 and 2015. We expect a majority of the remaining $7.9 reserve will be paid by the end of 2016.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2016	$3.5	$1.7	$8.5	$1.7	$0.8	$0.2	$16.4
Costs paid or utilized	(2.1)	(0.1)	(4.7)	(1.2)	(0.3)	(0.1)	(8.5)
Balance, September 30, 2016	$1.4	$1.6	$3.8	$0.5	$0.5	$0.1	$7.9

(1) Balances related to the United States were $2.9 and $0.9 as of January 1, 2016 and September 30, 2016, respectively.
(2) Balances related to France were $1.5 and $1.6 as of January 1, 2016 and September 30, 2016, respectively. Italy had no restructuring reserves recorded as of either January 1, 2016 or September 30, 2016.

(6) Income Taxes

We recorded income tax expense at an effective rate of 35.3% for the three months ended September 30, 2016, as compared to an effective rate of 37.1% for the three months ended September 30, 2015. The 2016 rate was favorably impacted by the United States Work Opportunity Tax Credit ("WOTC"), which was enacted in December of 2015 and extends through 2019. The 35.3% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items. We currently expect an annual effective tax rate of approximately 37%.

We recorded income tax expense at an effective rate of 37.3% for the nine months ended September 30, 2016, as compared to an effective rate of 38.6% for the nine months ended September 30, 2015. The 2016 rate was favorably impacted by WOTC. The 37.3% effective tax rate for the nine months ended September 30, 2016 was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

As of September 30, 2016, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $44.6. We had offsetting tax benefits of $1.0, and the net amount of $43.6 would favorably impact the effective tax rate if recognized. As of December 31, 2015, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $38.9. We had offsetting tax benefits of $1.0 for a net amount of $37.9. Our unrecognized tax benefits may decrease over the next 12 months pending the resolution of certain tax audits during this time.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2009 through 2015 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of September 30, 2016, we are subject to tax audits in Austria, Canada, Denmark, France, Germany, Italy, Portugal, Spain and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings available to common shareholders	$129.2	$123.9	$316.3	$295.3

Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	68.4	76.1	70.9	77.7
Effect of dilutive securities - stock options	0.2	0.4	0.2	0.5
Effect of other share-based awards	0.4	0.5	0.5	0.5
Weighted-average common shares outstanding - diluted	69.0	77.0	71.6	78.7

Net earnings per share - basic	$1.89	$1.63	$4.46	$3.80
Net earnings per share - diluted	$1.87	$1.61	$4.42	$3.75

There were 0.7 million and 0.2 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended September 30, 2016 and 2015, respectively, and 0.7 million and 0.3 million share-based awards excluded from the calculation of net earnings per share – diluted for the nine months ended September 30, 2016 and 2015, respectively, as the exercise price for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	September 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,284.1	$—	$1,284.1	$1,257.4	$—	$1,257.4
Intangible assets:
Finite-lived:
Customer relationships	434.6	283.1	151.5	425.6	256.7	168.9
Other	18.3	11.5	6.8	16.9	9.9	7.0
	452.9	294.6	158.3	442.5	266.6	175.9
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	54.0	—	54.0
Reacquired franchise rights	98.8	—	98.8	96.6	—	96.6
	150.8	—	150.8	150.6	—	150.6
Total intangible assets	$603.7	$294.6	$309.1	$593.1	$266.6	$326.5

(1) Balances were net of accumulated impairment loss of $513.4 as of both September 30, 2016 and December 31, 2015.
(2) Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2016 and December 31, 2015.

Total consolidated amortization expense related to intangible assets for the remainder of 2016 is expected to be $9.6 and in each of the next five years is expected to be as follows: 2017 - $33.6, 2018 - $30.7, 2019 - $26.6, 2020 - $21.5 and 2021 - $11.0.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)(3)	Northern Europe(3)	APME	Right Management	Corporate(4)	Total
Balance, January 1, 2016	$515.7	$97.2	$441.9	$75.6	$62.1	$64.9	$1,257.4
Goodwill acquired	—	—	21.5	1.8	—	0.6	23.9
Currency and other impacts	1.7	6.1	(10.8)	5.8	—	—	2.8
Balance, September 30, 2016	$517.4	$103.3	$452.6	$83.2	$62.1	$65.5	$1,284.1

(1) Balances related to the United States were $476.9 and $476.5 as of January 1, 2016 and September 30, 2016, respectively.
(2) Balances related to France were $69.0 and $71.4 as of January 1, 2016 and September 30, 2016, respectively. Balances related to Italy were $4.5 and $4.7 as of January 1, 2016 and September 30, 2016, respectively.
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

Goodwill balances by reporting unit were as follows:

	September 30,	January 1,
	2016	2016
United States	$532.0	$532.4
Germany	130.7	127.1
Netherlands	118.4	98.7
United Kingdom	89.6	101.1
France	71.4	69.0
Right Management	62.1	62.1
Other reporting units	279.9	267.0
Total goodwill	$1,284.1	$1,257.4

(9) Retirement Plans

The components of the net periodic benefit (credit) cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$1.3	$1.8	$4.7	$5.3
Interest cost	2.8	2.7	8.8	8.1
Expected return on assets	(2.8)	(2.8)	(8.7)	(8.4)
Curtailment and settlement gain	(6.8)	—	(6.8)	—
Other	0.4	1.1	1.0	3.3
Total benefit (credit) cost	$(5.1)	$2.8	$(1.0)	$8.3

	Retiree Health Care Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest cost	$0.1	$0.2	$0.5	$0.5
Net loss	—	0.4	—	0.1
Prior service credit	(0.2)	(0.6)	(0.6)	(0.6)
Total benefit credit	$(0.1)	$—	$(0.1)	$—

Effective July 1, 2016, we terminated a defined benefit plan in Northern Europe and transitioned our employees to a defined contribution plan, resulting in a curtailment and settlement gain of $6.8.

During the three and nine months ended September 30, 2016, contributions made to our pension plans were $2.2 and $4.4, respectively, and contributions made to our retiree health care plan were $0.3 and $0.8, respectively. During 2016, we expect to make total contributions of approximately $5.0 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	December 31,
	2016	2015
Foreign currency translation	$(175.5)	$(209.2)
Translation (loss) gain on net investment hedge, net of income taxes of $(6.0) and $2.8, respectively	(5.7)	10.0
Translation loss on long-term intercompany loans	(129.8)	(75.5)
Unrealized gain on investments, net of income taxes of $4.1 and $3.8, respectively	18.1	17.0
Defined benefit pension plans, net of income taxes of $(23.4) and $(22.3), respectively	(35.8)	(32.6)
Retiree health care plan, net of income taxes of $2.2 and $2.4, respectively	4.0	4.3
Accumulated other comprehensive loss	$(324.7)	$(286.0)

Noncontrolling Interests

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest.
Net earnings attributable to these noncontrolling interests were $2.8 and $1.9 for the three months ended September 30, 2016 and 2015, respectively, and $6.5 and $3.5 for the nine months ended September 30, 2016 and 2015, respectively, which were recorded as expenses in interest and other expenses in our Consolidated Statements of Operations.
Dividends

On May 3, 2016 and April 28, 2015, the Board of Directors declared a semi-annual cash dividend of $0.86 and $0.80 per share, respectively. The 2016 dividends were paid on June 15, 2016 to shareholders of record on June 1, 2016. The 2015 dividends were paid on June 15, 2015 to shareholders of record on June 1, 2015.

On November 2, 2016 and October 29, 2015, the Board of Directors declared a semi-annual cash dividend of $0.86 and $0.80 per share, respectively. The 2016 dividends are payable on December 15, 2016 to shareholders of record on December 1, 2016. The 2015 dividends were paid on December 15, 2015 to shareholders of record on December 1, 2015.

Share Repurchases

In July 2016, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock, with terms consistent with the previous authorization. This authorization was in addition to the October 2015 authorization to repurchase 6.0 million shares of our common stock and the December 2012 authorization to repurchase 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the nine months of 2016, we repurchased a total of 6.4 million shares comprised of 5.3 million shares under the 2015 authorization and 1.1 million shares under the 2016 authorization, at a total cost of $462.6. During the nine months of 2015, we repurchased 6.0 million shares at a cost of $523.2 under the 2012 authorization. As of September 30, 2016, there were 5.0 million shares remaining authorized for repurchase under the 2016 authorization and no shares remaining under either of the 2015 or 2012 authorizations.

(11) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest expense	$9.2	$9.2	$27.9	$25.4
Interest income	(1.0)	(0.7)	(2.5)	(1.9)
Foreign exchange (gain) loss	—	(0.2)	1.6	0.5
Miscellaneous expenses, net	3.2	1.1	7.4	3.2
Interest and other expenses	$11.4	$9.4	$34.4	$27.2

The increase in miscellaneous expenses for the three and nine months ended September 30, 2016 compared to 2015 was due to an increase in expenses related to net earnings attributable to noncontrolling interests and a decrease in income related to our equity investments.

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

A portion of the €400.0 ($446.3) notes due September 2022 and the €350.0 ($392.6) notes due June 2018 was designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of September 30, 2016. For this portion of the Euro-denominated notes, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive loss, net of taxes. As of September 30, 2016 and December 31, 2015, we had an unrealized translation loss of $1.5 and unrealized gain of $14.1, respectively, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

On occasion, forward contracts are designated as a hedge of our net investment in our foreign subsidiaries. As of September 30, 2016 and December 31, 2015, we had a translation loss of $4.2 and $4.1, respectively, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which are paid annually in June and September. We recorded a loss of $0.1 and $0.9 for the three months ended September 30, 2016 and 2015, respectively, and a loss of $1.4 and a gain of $0.9 for the nine months ended September 30, 2016 and 2015, respectively, in interest and other expenses associated with those forward contracts, which offset the loss and gain recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 were as follows:

		Fair Value Measurements Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$85.9	$85.9	$—	$—
	$85.9	$85.9	$—	$—

Liabilities
Foreign currency forward contracts	$0.1	$—	$0.1	$—
	$0.1	$—	$0.1	$—

		Fair Value Measurements Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$84.1	$84.1	$—	$—
Foreign currency forward contracts	0.1	—	0.1	—
	$84.2	$84.1	$0.1	$—

Liabilities
Foreign currency forward contracts	$0.5	$—	$0.5	$—
	$0.5	$—	$0.5	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the value from either directly or indirectly observable inputs from third parties.

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $898.5 and $858.2 as of September 30, 2016 and December 31, 2015, respectively, compared to a carrying value of $838.9 and $810.2, respectively.

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

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues from services:
Americas:
United States (a)	$723.7	$769.6	$2,152.1	$2,257.3
Other Americas	383.7	367.0	1,082.2	1,094.4
	1,107.4	1,136.6	3,234.3	3,351.7
Southern Europe:
France	1,277.8	1,242.5	3,608.8	3,485.9
Italy	299.0	324.4	861.9	913.8
Other Southern Europe	389.5	364.4	1,114.7	1,044.3
	1,966.3	1,931.3	5,585.4	5,444.0

Northern Europe	1,300.1	1,267.5	3,836.3	3,717.0
APME	650.9	570.2	1,841.7	1,659.9
Right Management	63.5	66.9	200.3	203.4
Consolidated (b)	$5,088.2	$4,972.5	$14,698.0	$14,376.0

Operating unit profit: (c)
Americas:
United States	$41.0	$45.5	$103.8	$104.6
Other Americas	14.0	13.2	39.4	40.5
	55.0	58.7	143.2	145.1
Southern Europe:
France	68.9	74.9	183.6	192.1
Italy	18.4	17.5	57.3	51.3
Other Southern Europe	13.7	13.1	34.1	29.1
	101.0	105.5	275.0	272.5

Northern Europe	53.9	44.5	124.2	108.6
APME	25.3	23.9	66.8	61.2
Right Management	8.8	10.7	32.8	28.0
	244.0	243.3	642.0	615.4
Corporate expenses	(23.9)	(28.9)	(76.2)	(84.5)
Intangible asset amortization expense	(9.0)	(8.1)	(27.0)	(23.1)
Operating profit	211.1	206.3	538.8	507.8
Interest and other expenses	(11.4)	(9.4)	(34.4)	(27.2)
Earnings before income taxes	$199.7	$196.9	$504.4	$480.6

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $4.1 and $4.2 for the three months ended September 30, 2016 and 2015, respectively, and $11.1 and $11.5 for the nine months ended September 30, 2016 and 2015, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $179.8 and $186.3 for the three months ended September 30, 2016 and 2015, respectively, and $511.5 and $539.6 for the nine months ended September 30, 2016 and 2015, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $6.3 and $6.6 for the three months ended September 30, 2016 and 2015, respectively, and $17.2 and $18.1 for the nine months ended September 30, 2016 and 2015, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $273.1 and $286.4 for the three months ended September 30, 2016 and 2015, respectively, and $762.1 and $812.6 for the nine months ended September 30, 2016 and 2015, respectively.

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

Business Overview

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. During these periods of increasing demand, as we saw during the first nine months of 2016, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

During the first nine months of 2016, the United States dollar was stronger relative to the currencies in a few of our major markets, particularly the United Kingdom and markets within Other Americas, having an unfavorable impact on our reported results. While our reported revenues from services and operating profit both increased 2.3% over the third quarter of 2015, these results were impacted by the changes in foreign currency exchange rates and generally do not reflect the performance of our underlying business. The changes in foreign currency exchange rates had a 1.5% unfavorable impact on revenues from services, a 1.4% unfavorable impact on operating profit and an approximately $0.03 per share unfavorable impact on net earnings per share - diluted. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and, therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In the three months ended September 30, 2016, we experienced constant currency revenue growth in most of our markets. Our consolidated revenues were up 3.8% in constant currency over the third quarter of 2015, a slight deceleration from the 4.5% constant currency growth in the second quarter of 2016 compared to 2015 due to the impact of acquisitions and billing days in each quarter. During the second quarter of 2016, we had an additional billing day compared to the second quarter of 2015, which added approximately 2.0% to the second quarter constant currency growth rate. Adjusted for billing days, organic constant currency revenue growth was flat in the second quarter and an increase of approximately 2.0% in the third quarter as we saw further growth in most of our major markets, with France slightly increasing and the United States slightly declining. We continue to experience uneven economic conditions in Europe and certain of our major markets, and we therefore expect that future revenue growth trends may be somewhat volatile and overall recovery may be slow. The Brexit referendum in the United Kingdom during June 2016, along with other recent geopolitical events, has added an additional level of uncertainty and the impact this will have on the United Kingdom, Europe, and the global economy is unknown. Our staffing/interim business had slight growth in the quarter, along with strong growth in all of our ManpowerGroup Solutions offerings and an 8.0% increase (10.2% in constant currency) in our permanent recruitment business. At Right Management, we experienced a revenue decline due to softening demand in our talent management business in all of our markets and slowing demand for our outplacement services in the United States due to lower energy sector activity.

Our gross profit margin in the third quarter of 2016 compared to 2015 decreased primarily due to the organic constant currency decline in our staffing/interim gross profit margin due to changes in business mix, pricing pressure in certain markets such as France, the United Kingdom and the Netherlands, and direct cost increases, such as complementary health care costs for our staffing/interim associates in France as a result of new legislation effective January 1, 2016. This item was partially offset by the favorable impact from our acquisitions and from the growth in our permanent recruitment business.

Our profitability improved in the third quarter of 2016 with operating profit up 2.3% (3.7% in constant currency); however, operating profit margin was flat compared to 2015. We continue to monitor expenses closely to ensure we maintain the benefit of the simplification and cost recalibration plan initiatives that resulted in a lower cost base as we streamlined our organization, while investing appropriately to support the growth in the business. During the first nine months of 2016, we added recruiters and certain other staff to support the increased demand for our services. Even with these investments, we saw improved operational leverage in the quarter as we were able to support the higher revenue level without a similar increase in expenses.

Operating Results - Three Months Ended September 30, 2016 and 2015

The following table presents selected consolidated financial data for the three months ended September 30, 2016 as compared to 2015.

(in millions, except per share data)	2016	2015	Variance	Constant Currency Variance
Revenues from services	$5,088.2	$4,972.5	2.3%	3.8%
Cost of services	4,229.9	4,120.4	2.7	4.1
Gross profit	858.3	852.1	0.7	1.9
Gross profit margin	16.9%	17.1%
Selling and administrative expenses	647.2	645.8	0.2	1.3
Operating profit	211.1	206.3	2.3	3.7
Operating profit margin	4.1%	4.1%
Interest and other expenses	11.4	9.4	21.4
Earnings before income taxes	199.7	196.9	1.4	2.9
Provision for income taxes	70.5	73.0	(3.5)
Effective income tax rate	35.3%	37.1%
Net earnings	$129.2	$123.9	4.3	6.0
Net earnings per share – diluted	$1.87	$1.61	16.1	18.0
Weighted average shares – diluted	69.0	77.0	(10.3)%

The year-over-year increase in revenues from services of 2.3% (3.8% in constant currency and 1.4% in organic constant currency) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 1.5% (1.8% as reported) and 8.8% (2.6% as reported; 1.8% in organic constant currency), respectively. This included a constant currency revenue increase in France of 2.5% (2.8% as reported) primarily due to growth in the staffing market and strong permanent recruitment growth. We also experienced constant currency revenue growth in Germany, Spain, the Netherlands and Belgium of 33.8%, 7.4%, 36.5%, and 21.1%, respectively (34.2%, 7.7%, 36.9% and 21.5%, respectively, as reported; 7.1%, 22.1% and 17.4% in organic constant currency in Germany, the Netherlands and Belgium, respectively);

•
revenue increase in APME of 6.5% in constant currency (14.1% as reported) primarily due to an increase in our staffing/interim business, a 3.5% constant currency increase (6.6% as reported) in our permanent recruitment business and an increase in our ManpowerGroup Solutions business; and

•	our acquisitions in the Americas and Northern Europe, which added approximately 2.4% revenue growth to our consolidated results; partially offset by

•
a revenue decrease in the United States of 6.0% primarily driven by a decline in demand for our staffing/interim services mainly in the industrial and IT sectors, partially offset by solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business and growth in our permanent recruitment business;

•
a revenue decrease in Italy of 8.1% in constant currency (-7.8% as reported) as a result of reduced demand for our Manpower staffing services and ManpowerGroup Solutions offerings primarily due to the Milan Expo related business, which ended in the fourth quarter of 2015, partially offset by growth in our permanent recruitment business;

•
decreased demand for services at Right Management, where revenues decreased 3.7% in constant currency (-5.0% as reported), including a 17.3% constant currency decline (-18.6% as reported) in our talent management business, which was partially offset by a 2.1% constant currency increase (0.8% as reported) in our outplacement services; and

•	a 1.5% decrease due to the impact of changes in currency exchange rates.

The year-over-year 20 basis point (-0.20%) decrease in gross profit margin was primarily attributed to:

•
a 40 basis point (-0.40%) unfavorable impact from the decline in our organic staffing/interim margin, due primarily to changes in business mix, pricing pressure in certain markets and direct cost increases, such as complementary health care costs for our staffing/interim associates in France as a result of new legislation effective January 1, 2016; partially offset by

•	a 10 basis point (0.10%) favorable impact due to the 8.4% organic constant currency growth (8.0% as reported; 10.2% in constant currency) in our permanent recruitment business; and

•	a 10 basis point (0.10%) favorable impact due to our acquisitions in the Americas and Northern Europe completed during or since the third quarter of 2015.

The 0.2% increase in selling and administrative expenses in the third quarter of 2016 (1.3% in constant currency; decrease of -2.0% in organic constant currency) was attributed to:

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in the Americas and Northern Europe; and

•
a 3.2% constant currency increase (1.8% as reported) in organic salary expenses primarily due to additional headcount to support the increased demand for our services in certain markets; partially offset by

•	a 10.1% constant currency decrease (-11.7% as reported) in organic variable incentive costs due to a decline in profitability in certain markets;

•
a 3.6% constant currency decrease (-4.5% as reported) in organic non-personnel related costs as a result of the non-recurring pension curtailment and favorable lease termination gains in Northern Europe, which totaled $8.1 million; and

•	a 1.1% decrease due to the impact of changes in currency exchange rates.

Selling and administrative expenses as a percent of revenues decreased 30 basis points (-0.30%) in the third quarter of 2016 compared to 2015 due to a 20 basis point (-0.20%) favorable impact from the pension curtailment and favorable lease termination gains in Northern Europe and a 10 basis point (-0.10%) favorable impact from the decrease in organic variable incentive costs.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses was $11.4 million in the third quarter of 2016 compared to $9.4 million in the third quarter of 2015. Net interest expense decreased $0.3 million in the third quarter of 2016 to $8.2 million from $8.5 million in the third quarter of 2015. Foreign exchange gain in the third quarter of 2016 was $0.0 million compared to a $0.2 million in the third quarter of 2015. Miscellaneous expenses increased to $3.2 million in the third quarter of 2016 from $1.1 million in the third quarter of 2015 due to an increase in expenses related to net earnings attributable to noncontrolling interests and a decrease in income related to our equity investments.

We recorded income tax expense at an effective rate of 35.3% for the three months ended September 30, 2016, as compared to an effective rate of 37.1% for the three months ended September 30, 2015. The 2016 rate was favorably impacted by the United States Work Opportunity Tax Credit ("WOTC"), which was enacted in December of 2015 and extends through 2019. The 35.3% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35%, and we currently expect an annual effective tax rate of approximately 37%, due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $1.87 and $1.61 for the three months ended September 30, 2016 and 2015, respectively. Foreign currency exchange rates negatively impacted net earnings per share - diluted by approximately $0.03 per share for the three months ended September 30, 2016.

Weighted average shares - diluted decreased 10.3% to 69.0 million for the three months ended September 30, 2016 from 77.0 million for the three months ended September 30, 2015. This decrease was due to the impact of share repurchases completed since the third quarter of 2015, partially offset by shares issued as a result of exercises and vesting of share-based awards since the third quarter of 2015.

Operating Results - Nine Months Ended September 30, 2016 and 2015

The following table presents selected consolidated financial data for the nine months ended September 30, 2016 as compared to 2015.

(in millions, except per share data)	2016	2015	Variance	Constant Currency Variance
Revenues from services	$14,698.0	$14,376.0	2.2%	4.5%
Cost of services	12,205.2	11,931.3	2.3	4.6
Gross profit	2,492.8	2,444.7	2.0	3.8
Gross profit margin	17.0%	17.0%
Selling and administrative expenses	1,954.0	1,936.9	0.9	2.7
Operating profit	538.8	507.8	6.1	7.9
Operating profit margin	3.7%	3.5%
Interest and other expenses	34.4	27.2	26.3
Earnings before income taxes	504.4	480.6	4.9	6.7
Provision for income taxes	188.1	185.3	1.5
Effective income tax rate	37.3%	38.6%
Net earnings	$316.3	$295.3	7.1	9.1
Net earnings per share – diluted	$4.42	$3.75	17.9	20.0
Weighted average shares – diluted	71.6	78.7	(9.0)%

The year-over-year increase in revenues from services of 2.2% (4.5% in constant currency and 1.6% in organic constant currency) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 2.4% (2.6% as reported) and 7.6% (3.2% as reported; 0.2% in organic constant currency), respectively. This included a constant currency revenue increase in France of 3.3% (3.5% as reported) primarily due to growth in the staffing market and strong permanent recruitment growth. We also experienced constant currency revenue growth in Germany, Spain, the Netherlands and Belgium of 46.6%, 12.4%, 21.1% and 17.4%, respectively (46.9%, 12.6%, 21.4%, and 17.6%, respectively, as reported; 6.4%, 15.0% and 12.5% in organic constant currency in Germany, the Netherlands and Belgium, respectively);

•
revenue increase in APME of 9.3% in constant currency (10.9% as reported; 6.2% in organic constant currency) primarily due to an increase in our staffing/interim revenues, an increase in our ManpowerGroup Solutions business and a 7.2% constant currency increase (5.3% as reported) in our permanent recruitment business;

•
increased demand for services at Right Management, where revenues increased 0.4% in constant currency (decrease of -1.5% as reported), including a 7.5% constant currency increase (5.5% as reported) in our outplacement services, which was partially offset by a 17.0% constant currency decline (-18.7% as reported) in our talent management business;

•	our acquisitions in the Americas, Southern Europe, Northern Europe and APME, which added approximately 2.9% revenue growth to our consolidated results; and

•	the favorable impact of approximately 0.6% from one additional billing day; partially offset by

•
revenue decrease in the United States of 4.7% primarily driven by a decline in demand for our staffing/interim services mainly in the industrial and IT sectors, partially offset by solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business and growth in our permanent recruitment business;

•
a revenue decrease in Italy of 5.8% in constant currency (-5.7% as reported) as a result of reduced demand for our Manpower staffing services and ManpowerGroup Solutions offerings primarily due to the Milan Expo related business, which ended in the fourth quarter of 2015, partially offset by growth in our permanent recruitment business; and

•	a 2.3% decrease due to the impact of changes in currency exchange rates.

Gross profit margin was flat year-over-year, primarily attributed to:

•	a 10 basis point (0.10%) favorable impact due to our acquisitions in the Americas, Southern Europe, Northern Europe and APME;

•	a 10 basis point (0.10%) favorable impact due to the 7.8% organic constant currency growth (7.6% as reported; 10.5% in constant currency) in our permanent recruitment business; and

•	a 10 basis point (0.10%) increase due to the impact on business mix of the changes in currency exchange rates; offset by

•
a 30 basis point (-0.30%) unfavorable impact from the decline in our organic staffing/interim margin, due primarily to changes in business mix, pricing pressure in certain markets and direct cost increases, such as complementary health care costs for our staffing/interim associates in France as a result of new legislation.

The 0.9% increase in selling and administrative expenses for the nine months ended September 30, 2016 (2.7% in constant currency; decrease of -1.2% in organic constant currency) was attributed to:

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in the Americas, Southern Europe, Northern Europe and APME; and

•
a 2.8% constant currency increase (0.8% as reported) in organic salary expenses primarily due to additional headcount to support the increased demand for our services in certain markets; partially offset by

•	a 9.4% constant currency decrease (-11.1% as reported) in organic variable incentive costs due to a decline in profitability in certain markets;

•
a 2.9% constant currency decrease (-4.7% as reported) in organic non-personnel related costs as a result of the non-recurring pension curtailment and favorable lease termination gains in Northern Europe, which totaled $8.1 million, and a focus on driving productivity and efficiency throughout our businesses; and

•	a 1.8% decrease due to the impact of changes in currency exchange rates.

Selling and administrative expenses as a percent of revenues decreased 20 basis points (-0.20%) in the nine months ended September 30, 2016 compared to 2015 due to a 40 basis point (-0.40%) favorable impact from better expense leverage as a result of our strong focus on productivity and efficiency and the pension curtailment and favorable lease termination gains in Northern Europe, partially offset by a 20 basis point (0.20%) unfavorable impact from acquisitions.

Interest and other expenses were $34.4 million for the nine months ended September 30, 2016 compared to $27.2 million for the nine months ended September 30, 2015. Net interest expense increased $1.9 million for the nine months ended September 30, 2016 to $25.4 million from $23.5 million for the nine months ended September 30, 2015 due to higher debt levels as we issued €400.0 million Notes in September of 2015. Foreign exchange losses were $1.6 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively. Miscellaneous expenses increased to $7.4 million in the nine months ended September 30, 2016 from $3.2 million in the nine months ended September 30, 2015 due to an increase in expenses related to net earnings attributable to noncontrolling interests and a decrease in income related to our equity investments. For our Venezuela reporting unit, we use the official exchange rate to convert the Bolivar Fuerte currency (“BsF”) to the functional currency of the United States dollar (“USD”), which was previously set at 6.3 BsF to 1 USD but changed to 10.0 BsF to 1 USD in the first quarter of 2016. We recorded an immaterial foreign exchange loss as a result of the change in the exchange rate. Any further change to the official exchange rate would not have a material impact on our operating results.

We recorded income tax expense at an effective rate of 37.3% for the nine months ended September 30, 2016, as compared to an effective rate of 38.6% for the nine months ended September 30, 2015. The 2016 rate was favorably impacted by WOTC. The 37.3% effective tax rate for the nine months ended September 30, 2016 was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $4.42 for the nine months ended September 30, 2016 compared to $3.75 for the nine months ended September 30, 2015. Foreign currency exchange rates negatively impacted net earnings per share - diluted by approximately $0.08 per share for the nine months ended September 30, 2016.

Weighted average shares - diluted decreased 9.0% to 71.6 million for the nine months ended September 30, 2016 from 78.7 million for the nine months ended September 30, 2015. This decrease was due to the impact of share repurchases completed since the third quarter of 2015, partially offset by shares issued as a result of exercises and vesting of share-based awards since the third quarter of 2015.

Segment Operating Results

Effective January 1, 2016, we realigned our organizational structure in Europe. As a result, Other Southern Europe now includes several countries that were previously reported in Northern Europe. All previously reported results have been restated to conform to the current year presentation.

Americas

In the Americas, revenues from services decreased 2.6% (increase of 1.0% in constant currency; -1.4% in organic constant currency) in the third quarter of 2016 compared to 2015. In the United States, revenues from services decreased 6.0% in the third quarter of 2016 compared to 2015, primarily driven by a decline in demand for our Manpower staffing services, mainly due to the prolonged weakness in the manufacturing sector of the economy, and decrease in our Experis interim services, specifically within the IT sector due to a change in business mix to more large client accounts and fewer billable hours. This decline was partially offset by solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business and a 7.5% increase in our permanent recruitment business. In Other Americas, revenues from services increased 4.5% (15.7% in constant currency and 9.9% in organic constant currency) in the third quarter of 2016 compared to 2015. We experienced constant currency revenue growth in Mexico, Canada, Argentina and Brazil of 4.7%, 44.2%, 4.1% and 121.3%, respectively (-8.2%, 44.7%, -35.6% and 141.5%, respectively, as reported; -1.1% in organic constant currency in Canada). The constant currency increase in Argentina was primarily due to inflation. The significant revenue increase in Brazil was due to increased business associated with the Rio Olympics.

In the Americas, revenues from services decreased 3.5% (increase of 2.1% in constant currency; -0.5% in organic constant currency) in the nine months ended September 30, 2016 compared to 2015. In the United States, revenues from services decreased 4.7% in the nine months ended September 30, 2016 compared to 2015, primarily driven by a decline in demand for our Manpower staffing services, mainly due to the prolonged weakness in the manufacturing sector of the economy, and decrease in our Experis interim services, specifically within the IT sector due to a change in business mix to more large client accounts and fewer billable hours. This decline was partially offset by a 7.5% increase in our permanent recruitment business and solid growth in our MSP and RPO offerings within the ManpowerGroup Solutions business. In Other Americas, revenues from services decreased 1.1% (increase of 16.2% in constant currency and 10.0% in organic constant currency) in the nine months ended September 30, 2016 compared to 2015. We experienced constant currency revenue growth in Mexico, Canada, Argentina and Brazil of 7.6%, 49.1%, 16.5% and 47.9%, respectively (-8.5%, 42.3%, -28.1% and 38.2%, respectively, as reported; -0.2% in organic constant currency in Canada). The constant currency increase in Argentina was primarily due to inflation. The significant revenue increase in Brazil was due to increased business associated with the Rio Olympics.

Gross profit margin was flat in the third quarter of 2016 compared to 2015 as the favorable impact from growth in our permanent recruitment and ManpowerGroup Solutions businesses was offset by decrease in the staffing/interim margins in the United States, due to the change in business mix as our lower-margin business represented a greater percentage of the total staffing/interim revenue mix.

Gross profit margin increased in the first nine months of 2016 compared to 2015 as a result of the favorable impact from growth in our permanent recruitment and ManpowerGroup Solutions businesses, partially offset by decreases in our staffing/interim margins in the United States and within some of our markets in Other Americas due to business mix changes and general pricing pressures.

In the third quarter of 2016, selling and administrative expenses decreased 1.3% (increase of 1.5% in constant currency; -0.6% in organic constant currency). In the nine months ended September 30, 2016, selling and administrative expenses decreased 3.0% (increase of 1.0% in constant currency; -1.3% in organic constant currency). These decreases were due to a decrease in our variable incentive-based costs due to the operating results of our staffing/interim services in the United States and the cost savings resulting from the restructuring actions taken in the fourth quarter of 2015. These decreases were partially offset by an increase in salary-related costs in certain markets within Other Americas because of additional headcount to support the increase in revenues and the additional recurring selling and administrative costs incurred as a result of acquisitions.

Operating Unit Profit (“OUP”) margin in the Americas was 5.0% and 5.2% for the third quarter of 2016 and 2015, respectively. In the United States, OUP margin decreased to 5.7% in the third quarter of 2016 from 5.9% in 2015 due to expense deleveraging, as we were not able to decrease expenses at the same rate as the revenue decrease, partially offset by an improvement in the gross profit margin. Other Americas OUP margin was 3.7% in the third quarter of 2016 compared to 3.6% in 2015 due to better operational leverage.

OUP margin in the Americas was 4.4% and 4.3% for the nine months ended September 30, 2016 and 2015, respectively. In the United States, OUP margin increased to 4.8% in the nine months ended September 30, 2016 from 4.6% in 2015 due to the improvement in the gross profit margin, partially offset by expense deleveraging, as we were not able to decrease expenses at the same rate as the revenue decrease. Other Americas OUP margin decreased to 3.6% in the nine months ended September 30, 2016 from 3.7% in 2015 due to a decline in the gross profit margin, partially offset by better operational leverage, because we were able to support a constant currency increase in revenues without a similar increase in expenses.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 1.8% (1.5% in constant currency) in the third quarter of 2016 compared to 2015. In the third quarter of 2016, revenues from services increased 2.8% (2.5% in constant currency) in France, which represents 65.0% of Southern Europe’s revenues. The increase in France was primarily due to stable growth in the staffing market after several uneven quarters and a 13.7% increase (13.4% in constant currency) in the permanent recruitment business. In the third quarter of 2016, revenues from services decreased 7.8% (-8.1% in constant currency) in Italy, which represents 15.2% of Southern Europe’s revenues. The decrease in Italy was due to decreased demand for our Manpower staffing services and ManpowerGroup Solutions offerings primarily due to the Milan Expo related business, which ended in the fourth quarter of 2015, and one less billing day, partially offset by a 33.8% increase (33.5% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 6.9% (6.6% in constant currency) during the third quarter of 2016 compared to 2015, primarily driven by the 7.7% increase (7.4% in constant currency) in Spain due to strong sales execution on an increasingly larger client base, a 12.7% increase (12.4% in constant currency) in the permanent recruitment business and growth in our ManpowerGroup Solutions business.

Revenues from services increased 2.6% (increase of 2.4% in constant currency) in the nine months ended September 30, 2016 compared to 2015. In the nine months ended September 30, 2016, revenues from services increased 3.5% (3.3% in constant currency) in France and decreased 5.7% (-5.8% in constant currency) in Italy. The increase in France was primarily due to the growth in the staffing market and a 15.7% increase (15.6% in constant currency) in the permanent recruitment business. The decrease in Italy was due to decreased demand for our Manpower staffing services and ManpowerGroup Solutions offerings primarily due to the Milan Expo related business, which ended in the fourth quarter of 2015, partially offset by a 28.2% increase (27.8% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 6.8% (6.6% in constant currency) during the nine months ended September 30, 2016 compared to 2015, primarily driven by the 12.6% increase (12.4% in constant currency) in Spain due to strong sales execution on an increasingly larger client base, and the favorable impact of three additional billing days in the nine months ended September 30, 2016 compared to 2015, an 11.0% increase (11.0% in constant currency) in the permanent recruitment business and growth in our ManpowerGroup Solutions business.

Gross profit margin decreased in the third quarter of 2016 compared to 2015 primarily due to a decrease in France's staffing/interim margin primarily as a result of a shift in business mix due to increased business volume with certain larger accounts with lower margins, reduced pricing on certain accounts in response to market pressures, and direct cost increases, such as complementary health care costs for our staffing/interim associates in France as a result of new legislation, partially offset by lower Family Welfare Tax in France related to the Responsibility Pact that was effective April 1, 2016. This decrease was partially offset by an increase in Italy's staffing/interim margin, partly due to subsidies, and an increase of 17.3% (17.1% in constant currency) in our permanent recruitment business.

Gross profit margin decreased in the first nine months of 2016 compared to 2015 due to the decrease in France's staffing/interim margin primarily as a result of a shift in business mix due to increased business volume with certain larger accounts with lower margins, reduced pricing on certain accounts in response to market pressures, and the direct cost increases, partially offset by lower Family Welfare Tax in France related to the Responsibility Pact, an increase in Italy's staffing/interim margin, due to enhanced pricing, subsidies and improved business mix, and an increase of 16.8% (16.6% in constant currency) in our permanent recruitment business.

Selling and administrative expenses increased 0.9% (0.6% in constant currency) during the third quarter of 2016 compared to 2015, and 1.8% (1.7% in constant currency) during the nine months ended September 30, 2016 compared to 2015. The increases were primarily due to an increase in salary-related costs because of additional headcount to support the increase in revenues, partially offset by a decrease in marketing expenses related to the Milan Expo in Italy.

OUP margin in Southern Europe was 5.1% for the third quarter of 2016 compared to 5.5% for 2015. In France, the OUP margin decreased to 5.4% for the third quarter of 2016 from 6.0% in 2015, due to the decline in our gross profit margin, partially offset by improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses. In Italy, the OUP margin increased to 6.2% for the third quarter of 2016 from 5.4% for 2015, due to the increase in our gross profit margin and a decrease in marketing expenses related to the non-recurrence of the Milan Expo in Italy. Other Southern Europe’s OUP margin decreased to 3.5% for the third quarter of 2016 from 3.6% in 2015 due to a decrease in the gross profit margin.

OUP margin in Southern Europe was 4.9% for the nine months ended September 30, 2016 compared to 5.0% for 2015. In France, the OUP margin decreased to 5.1% for the nine months ended September 30, 2016 from 5.5% for 2015, due to the decline in our gross profit margin, partially offset by improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses. In Italy, the OUP margin increased to 6.7% for the nine months ended September 30, 2016 from 5.6% for 2015, due to an increase in our gross profit margin and a decrease in marketing expenses related to the non-recurrence of the Milan Expo in Italy. Other Southern Europe’s OUP margin increased to 3.1% for the nine months ended September 30, 2016 from 2.8% for 2015 due to an increase in the gross profit margin.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (representing 33.1%, 20.7%, 18.7%, 13.4%, and 8.1%, respectively, of Northern Europe’s revenues), revenues from services increased 2.6% (8.8% in constant currency and 1.8% in organic constant currency) in the third quarter of 2016 compared to 2015. We experienced constant currency revenue growth in Germany, the Netherlands and Belgium of 33.8%, 36.5% and 21.1%, respectively (34.2%, 36.9% and 21.5%, respectively, as reported; 7.1%, 22.1% and 17.4%, respectively in organic constant currency) and constant currency revenue declines in the United Kingdom and the Nordics of 2.6% and 0.6%, respectively (-17.4% and -1.3%, respectively, as reported; -4.8% and -1.7%, respectively, in organic constant currency). The organic constant currency revenue increase of 1.8% was primarily due to an increase in Netherlands' staffing/interim revenues, due to recent client wins and the lower level of growth in the comparable year period as a result of client account losses in early 2015 from strong pricing discipline, an increase in Belgium's Manpower staffing revenues, growth in our ManpowerGroup Solutions Proservia business due to a large client win in Germany and a 5.2% organic constant currency increase (1.0% as reported; 10.7% in constant currency) in our permanent recruitment business, mostly due to growth in the United Kingdom. These increases were partially offset by a decline in our Manpower staffing business, due to lower demand under one of our large client contracts in the United Kingdom, and a decrease in Sweden, due to the higher level of growth in the comparable prior year period.

Revenues from services increased 3.2% (7.6% in constant currency and 0.2% in organic constant currency) in the nine months ended September 30, 2016 compared to 2015. We experienced constant currency revenue growth in Germany, the Netherlands and Belgium of 46.6%, 21.1% and 17.4%, respectively (46.9%, 21.4% and 17.6%, respectively, as reported; 6.4%, 15.0% and 12.5%, respectively, in organic constant currency) and constant currency revenue declines in the United Kingdom and the Nordics of 3.3% and 1.5%, respectively (-12.1% and -3.5%, respectively, as reported; -5.5% and -1.8%, respectively, in organic constant currency). The organic constant currency revenue increase of 0.2% was primarily due to a 3.4% organic constant currency increase (3.9% as reported; 9.7% in constant currency) in our permanent recruitment business, mostly due to growth in the United Kingdom, growth in our ManpowerGroup Solutions Proservia business due to a large client win in Germany, an increase in Netherlands' staffing/interim revenues, due to recent client wins and the lower level of growth in the comparable prior year period as a result of client account losses in early 2015 from strong pricing discipline, an increase in Belgium's Manpower staffing revenues and approximately one additional billing day in the nine months ended September 30, 2016 compared to 2015. These increases were partially offset by a decline in our Manpower staffing business, due to lower demand under one of our large client contracts in the United Kingdom, and a decrease in Norway, due to the economy's dependence on the struggling oil and gas industry.

Gross profit margin increased in both the third quarter and first nine months of 2016 compared to 2015 due primarily to the increases in our staffing/interim margin because of the 7S Group GmbH acquisition in Germany in the third quarter of 2015. The organic gross profit margins decreased due to staffing/interim margin decline, as a result of business mix changes and general pricing pressures in several markets, partially offset by the organic constant currency increase in our permanent recruitment business of 5.2% (1.0% as reported; 10.7% in constant currency) in the third quarter of 2016 and 3.4% (3.9% as reported; 9.7% in constant currency) in the nine months ended September 30, 2016.

Selling and administrative expenses increased 0.4% (4.8% in constant currency; decrease of -5.2% in organic constant currency) in the third quarter of 2016 compared to 2015 due to the additional recurring selling and administrative costs incurred as a result of the acquisitions in Germany, the Netherlands and Norway. The organic constant currency decrease in selling and administrative expenses was due primarily to the pension curtailment and favorable lease termination gains recognized in the third quarter of 2016 totaling $8.1 million.

Selling and administrative expenses increased 4.0% (7.3% in constant currency; decrease of -3.4% in organic constant currency) during the nine months ended September 30, 2016 compared to 2015 due to the additional recurring selling and administrative costs incurred as a result of the acquisitions in Germany, the Netherlands and Norway. The organic constant currency decrease in selling and administrative expenses was due primarily to the pension curtailment and favorable lease termination gains recognized during the nine months ended September 30, 2016, and the decrease in organic salary-related costs and non-personnel related costs as a result of the restructuring actions taken in the fourth quarter of 2015.

OUP margin for Northern Europe was 4.1% and 3.5% for the third quarter of 2016 and 2015, respectively. OUP margin was 3.2% and 2.9% for the nine months ended September 30, 2016 and 2015, respectively. The increases in the OUP margins were primarily due to the increase in our gross profit margins and the pension curtailment and favorable lease termination gains.

APME

In APME, revenues from services increased 14.1% (6.5% in constant currency) in the third quarter of 2016 compared to 2015. In Japan and Australia (which represent 34.8% and 22.3% of APME’s revenues, respectively), revenues from services increased 23.3% and 7.1%, respectively (3.4% and 2.4%, respectively, in constant currency). The increase in Japan was due to the increase in our Manpower staffing services, partially offset by a decrease in our ManpowerGroup Solutions business. The increase in Australia was due to the stable demand for our Experis interim services, even though there are still challenges in the resources and energy related sectors within this economy, and the increase in our ManpowerGroup Solutions business. The revenue increase in the remaining markets in APME was due to an increase in our Manpower staffing service revenues, primarily in Korea, India, Hong Kong, and the Philippines and growth in our ManpowerGroup Solutions business.

Revenues from services increased 10.9% (9.3% in constant currency and 6.2% in organic constant currency) in the nine months ended September 30, 2016 compared to 2015. In Japan and Australia, revenues from services increased 14.8% and 13.6%, respectively (2.8% and 16.6%, respectively, in constant currency; 2.1% in organic constant currency in Australia). The increase in Japan was due to the increase in our Manpower staffing services, partially offset by a decrease in our ManpowerGroup Solutions business. The organic constant currency increase in Australia was due to the increase in our ManpowerGroup Solutions business. The revenue increase in the remaining markets in APME is due to an increase in our Manpower staffing service revenues, primarily in Korea, India, Taiwan, Hong Kong and the Philippines, and growth in our ManpowerGroup Solutions and permanent recruitment businesses.

Gross profit margin decreased in both the third quarter and first nine months of 2016 compared to 2015 due to the decrease in our staffing/interim margins as a result of direct cost increases in certain markets and changes in business mix, partially offset by an increase of 6.6% and 5.3%, respectively, in our permanent recruitment business (3.5% and 7.2%, respectively in constant currency; 4.8% in organic constant currency for the first nine months of 2016 compared to 2015) and growth in our higher-margin ManpowerGroup Solutions business.

Selling and administrative expenses increased 12.2% (5.1% in constant currency) in the third quarter of 2016 compared to 2015. The increase was due to the increase in salary-related costs because of higher headcount to support the increase in revenues.

Selling and administrative expenses increased 8.0% (6.6% in constant currency and 3.9% in organic constant currency) in the nine months ended September 30, 2016 compared to 2015. The increase was due to the increase in organic salary-related costs because of higher headcount to support the organic constant currency increase in revenues and additional recurring selling and administrative costs incurred as a result of acquisitions.

OUP margin for APME decreased to 3.9% in the third quarter of 2016 from 4.2% in 2015. OUP margin decreased to 3.6% in the nine months ended September 30, 2016 from 3.7% in 2015. The decreases were due to the declines in our gross profit margin, partially offset by expense management and improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses.

Right Management

Revenues from services decreased 5.0% (-3.7% in constant currency) in the third quarter of 2016 compared to 2015. The decrease was primarily due to the 18.6% decrease (-17.3% in constant currency) in our talent management business in the third quarter of 2016 compared to 2015 due to softening demand in all of our markets. Our outplacement services increased 0.8% (2.1% in constant currency) due mostly to growth in our Americas markets, although we experienced lower levels of outplacement activity in the energy sector compared to the last few quarters.

Revenues from services decreased 1.5% (increase of 0.4% in constant currency) in the nine months ended September 30, 2016 compared to 2015. The decrease was primarily due to the 18.7% decrease (-17.0% in constant currency) in our talent management business in the nine months ended September 30, 2016 compared to 2015 due to softening demand in all of our markets. Our outplacement services increased 5.5% (7.5% in constant currency) in the nine months ended September 30, 2016 compared to 2015 due mostly to growth in our Americas markets, primarily driven by strong sales execution in the United States and opportunities in the energy sector through the first half of the year.

Gross profit margin decreased in both the third quarter of 2016 compared to 2015 and the nine months ended September 30, 2016 compared to 2015 due to decreases in both the outplacement and talent management businesses gross profit margins, partially offset by the change in business mix as the higher-margin outplacement business represented a greater percentage of the revenue mix.

Selling and administrative expenses decreased 8.0% (-6.7% in constant currency) in the third quarter of 2016 compared to 2015 and decreased 7.4% (-5.6% in constant currency) in the nine months ended September 30, 2016 compared to 2015. The decreases were due to the cost savings from more efficient delivery solutions.

OUP margin for Right Management was 13.9% in the third quarter of 2016 compared to 16.0% in 2015 due to the decline in the gross profit margin.

OUP margin increased to 16.4% in the nine months ended September 30, 2016 compared to 13.8% in 2015 due to improved operational leverage, partially offset by the decline in the gross profit margin.

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

A reconciliation of these Non-GAAP percentage variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended September 30, 2016 Compared to 2015
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$723.7	(6.0)%	—%	(6.0)%	0.8%	(6.8)%
Other Americas	383.7	4.5	(11.2)	15.7	5.8	9.9
	1,107.4	(2.6)	(3.6)	1.0	2.4	(1.4)

Southern Europe:
France	1,277.8	2.8	0.3	2.5	—	2.5
Italy	299.0	(7.8)	0.3	(8.1)	—	(8.1)
Other Southern Europe	389.5	6.9	0.3	6.6	—	6.6
	1,966.3	1.8	0.3	1.5	—	1.5

Northern Europe	1,300.1	2.6	(6.2)	8.8	7.0	1.8
APME	650.9	14.1	7.6	6.5	—	6.5
Right Management	63.5	(5.0)	(1.3)	(3.7)	—	(3.7)
Consolidated	$5,088.2	2.3	(1.5)	3.8	2.4	1.4

Gross Profit	$858.3	0.7	(1.2)	1.9	2.9	(1.0)
Selling and Administrative Expense	$647.2	0.2	(1.1)	1.3	3.3	(2.0)
Operating Profit	$211.1	2.3	(1.4)	3.7	1.5	2.2

(a)	In millions for the three months ended September 30, 2016.

	9 Months Ended September 30, 2016 Compared to 2015
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$2,152.1	(4.7)%	—%	(4.7)%	0.9%	(5.6)%
Other Americas	1,082.2	(1.1)	(17.3)	16.2	6.2	10.0
	3,234.3	(3.5)	(5.6)	2.1	2.6	(0.5)

Southern Europe:
France	3,608.8	3.5	0.2	3.3	—	3.3
Italy	861.9	(5.7)	0.1	(5.8)	—	(5.8)
Other Southern Europe	1,114.7	6.8	0.2	6.6	—	6.6
	5,585.4	2.6	0.2	2.4	—	2.4

Northern Europe	3,836.3	3.2	(4.4)	7.6	7.4	0.2
APME	1,841.7	10.9	1.6	9.3	3.1	6.2
Right Management	200.3	(1.5)	(1.9)	0.4	—	0.4
Consolidated	$14,698.0	2.2	(2.3)	4.5	2.9	1.6

Gross Profit	$2,492.8	2.0	(1.8)	3.8	3.6	0.2
Selling and Administrative Expenses	$1,954.0	0.9	(1.8)	2.7	3.9	(1.2)
Operating Profit	$538.8	6.1	(1.8)	7.9	2.4	5.5

(a)  In millions for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and is also provided by our existing credit facilities. We believe that our available cash and our existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2016, we had $255.3 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred taxes related to those foreign earnings not considered to be permanently invested.

Cash provided by operating activities was $402.5 million during the nine months ended September 30, 2016 compared to $282.8 million during the nine months ended September 30, 2015. Changes in operating assets and liabilities utilized $49.6 million of cash during the nine months ended September 30, 2016 compared to $173.5 million during the nine months ended September 30, 2015. These changes are primarily attributable to the timing of collections and payments.

Net accounts receivable increased to $4,581.9 million as of September 30, 2016 from $4,243.0 million as of December 31, 2015. This increase was mostly due to the increase in revenues and a higher Days Sales Outstanding ("DSO"), which was up 3.6 days from December 31, 2015 due primarily to the seasonality of the business and the timing of month-end collections. At constant exchange rates, the September 30, 2016 balance would have been approximately $59.9 million lower than reported.

Capital expenditures were $42.6 million in the nine months ended September 30, 2016 compared to $33.3 million in the nine months ended September 30, 2015. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments. The increase in 2016 compared to 2015 was primarily due to our investment in recruiting centers early in 2016.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $56.9 million for the nine months ended September 30, 2016, the majority of which took place in the Netherlands and Norway. The total cash consideration for acquisitions, net of cash acquired, was $240.7 million for the nine months ended September 30, 2015, of which $140.4 million (€125.3 million) was related to an acquisition of 7S

Group GmbH. The majority of the remaining acquisitions for the nine months ended September 30, 2015 took place in Australia, Canada and the Netherlands.

Net debt repayments were $10.2 million in the nine months ended September 30, 2016 compared to net borrowings of $449.7 million in the nine months ended September 30, 2015. In September 2015, we offered and sold €400.0 million aggregate principal amount of the Company's 1.875% notes for net proceeds of €397.4 million.

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

As of September 30, 2016, we had letters of credit totaling $0.8 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.2 million were available to us under the facility as of September 30, 2016.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.94 to 1 and a fixed charge coverage ratio of 4.78 to 1 as of September 30, 2016. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2016, such credit lines totaled $300.1 million, and additional borrowings of $263.3 million could have been made under these lines. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

On May 3, 2016 and April 28, 2015, the Board of Directors declared a semi-annual cash dividend of $0.86 and $0.80 per share, respectively. The 2016 dividends were paid on June 15, 2016 to shareholders of record on June 1, 2016. The 2015 dividends were paid on June 15, 2015 to shareholders of record on June 1, 2015.

On November 2, 2016 and October 29, 2015, the Board of Directors declared a semi-annual cash dividend of $0.86 and $0.80 per share, respectively. The 2016 dividends are payable on December 15, 2016 to shareholders of record on December 1, 2016. The 2015 dividends were paid on December 15, 2015 to shareholders of record on December 1, 2015.

In July 2016, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock, with terms consistent with the previous authorization. This authorization was in addition to the October 2015 authorization to repurchase 6.0 million shares of our common stock and the December 2012 authorization to repurchase 8.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first nine months of 2016, we repurchased a total of 6.4 million shares comprised of 5.3 million shares under the 2015 authorization and 1.1 million shares under the 2016 authorization, at a total cost of $462.6 million. During the nine months of 2015, we repurchased 6.0 million shares at a cost of $523.2 million under the 2012 authorization. As of September 30, 2016, there were 5.0 million shares remaining authorized for repurchase under the 2016 authorization and no shares remaining under either of the 2015 or 2012 authorizations.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,791.8 million as of September 30, 2016 compared to $1,796.9 million as of December 31, 2015.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $189.1 million and $190.2 million as of September 30, 2016 and December 31, 2015, respectively, consisting of $142.2 million and $144.7 million for guarantees, respectively, and $46.9 million and $45.5 million for stand-by letters of credit, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.3 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, we made payments of $8.5 million out of our restructuring reserve that was created in 2013 and 2015. We expect a majority of the remaining $7.9 million reserve will be paid by the end of 2016.

Application of Critical Accounting Policies

In accordance with the current accounting guidance for goodwill and other intangibles assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived intangible assets at our unit of account level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2016 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2016 included: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates ranging from 10.8% to 15.3%, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

The table below provides a sample of our reporting units' estimated fair values and carrying values, which were determined as part of our annual goodwill impairment test performed in the third quarter ended September 30, 2016. The reporting units included below represent approximately 78% of our consolidated goodwill balance as of September 30, 2016.

(in millions)	France	United States	United Kingdom	Right Management	Germany	Netherlands
Estimated fair values	$2,061.4	$1,114.3	$383.5	$302.5	$277.4	$234.1
Carrying values	807.3	742.0	306.3	123.1	209.7	179.1

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In October 2015, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. In July 2016, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. As of September 30, 2016, there were 5.0 million shares remaining authorized for repurchase under the 2016 authorization and no shares remaining under the 2015 authorization. The following table shows the total amount of shares repurchased during the third quarter of 2016.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 - 31, 2016	1,129,896	(1)	$64.12	1,075,000	6,462,244
August 1 - 31, 2016	1,225,000		$69.59	1,225,000	5,237,244
September 1 - 30, 2016	250,000		$71.51	250,000	4,987,244
Total	2,604,896		$67.47	2,550,000	4,987,244

(1)	Includes 54,896 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: November 4, 2016

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.