Form 10-K
period 2016-12-31
ManpowerGroup Inc.
filed 2017-02-21
CIK 871763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2016

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No    □
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes □    No  ☒
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  □
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  □
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer  ☒  Accelerated filer  □  Non-accelerated filer  □  Smaller reporting company  □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  □    No  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,466,964,128 as of June 30, 2016. As of February 17, 2017, there were 67,640,669 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate information by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2016. Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2017.

PART I

The terms “we,” “our,” “us,” "ManpowerGroup," or “the Company” refer to ManpowerGroup Inc. and its consolidated subsidiaries.
Item 1.       Business

Introduction and History

ManpowerGroup Inc. is a world leader in innovative workforce solutions and services. Our global network of nearly 2,800 offices in 80 countries and territories allows us to meet the needs of our global, multinational and local clients across all major industry segments. We develop solutions that drive organizations forward, accelerate individual success and help build more sustainable communities. We power the world of work.

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

• Experis – We are a global leader in professional resourcing and project-based solutions. With operations in over 50 countries and territories, we delivered 63 million hours of professional talent in 2016 specializing in Information Technology (IT), Engineering, and Finance.

• Right Management – We are a global career expert dedicated to helping organizations and individuals become more agile and innovative.  By leveraging our expertise in assessment, development and coaching, we provide tailored solutions that deliver organizational efficiency, individual development, and career management, to increase productivity and optimize business performance.

• ManpowerGroup Solutions – ManpowerGroup Solutions is a leader in outcome-based, talent-driven solutions. Our offerings include best-in-class Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP), Proservia and Talent Based Outsourcing (TBO). Proservia is a recognized leader within the Digital Services market and IT Infrastructure sector throughout Europe, specializing in infrastructure management and end-user support.

Our leadership position allows us to be a center for quality employment opportunities for people at all points in their career paths. In 2016, the over 3 million people whom we connected to opportunities and purpose worked to help our clients meet their business objectives. Seasoned professionals, skilled laborers, temporary to permanent, parents returning to work, seniors wanting to supplement pensions, previously unemployed youth and disabled individuals all turn to the ManpowerGroup companies for employment possibilities. Similarly, governments in the nations in which we operate look to us to help provide employment opportunities and training to assist the unemployed in gaining the skills they need to enter the workforce. We provide a bridge to experience and employment, and help to build more sustainable communities.

We, and our predecessors, have been in business since 1948 when we were incorporated as a Wisconsin corporation, and have shares listed on the New York Stock Exchange since 1967.

Our Internet address is www.manpowergroup.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our Internet website:

•	our amended and restated articles of incorporation and amended and restated bylaws;

•	our ManpowerGroup code of business conduct and ethics;

•	our corporate governance guidelines;

•	our anti-corruption policy;

•	the charters of the Audit, Executive Compensation and Human Resources and Nominating and Governance Committees of the Board of Directors;

•	our guidelines for selecting board candidates;

•	our categorical standards for relationships deemed not to impair independence of non-employee directors;

•	our policy on services provided by independent auditors; and

•	our regular update on corporate social responsibility.

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

During the last several years, secular trends toward greater workforce flexibility have had a favorable impact on demand for our innovative workforce solutions and services around the world. As companies attempt to increase the variability of their cost base, the workforce solutions we provide help them to effectively address the fluctuating demand for their products or services. As the economy recovers, we plan to play an increasing role, as the need for a robust workforce strategy and talent acquisition plan will continue to be critical due to the deep staff cuts that many companies, particularly large organizations, have made during the previous periods of slow economic growth.

Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative and industrial positions. All of these services are provided under our Manpower and Experis brands. We have provided services under our core Manpower brand for almost 70 years with a primary focus on the areas of office, call center and industrial services and solutions. We provide services under our Experis brand, particularly in the areas of IT, Engineering, and Finance, that include high-impact solutions, and accelerate organizations’ growth by attracting, assessing and placing specialized expertise to deliver in-demand talent for mission-critical positions. Our experience and expertise allow us to accurately assess candidates’ workplace potential and technical skills to match them to the needs of our clients. We plan to continue to build our brand and attract the talent our clients need as skills shortages arise or continue.

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

Americas

We provide services as Manpower, Experis and ManpowerGroup Solutions through both branch and franchise offices. The Americas segment had 631 branch and 180 franchise offices. In the United States, where we realized 66% of the Americas’ revenue, we had 415 branch and 164 franchise offices as of December 31, 2016, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Other Americas, the largest operations of which include Mexico and Argentina, we had 216 branch offices and 16 franchise offices. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise.

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

Our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection, and training. During 2016 in this segment, approximately 38% of temporary and contract recruitment revenues were derived from placing industrial staff, 25% from placing office staff, and 37% from placing professional and technical staff. For our United States operations in 2016, approximately 44% of the temporary and contract recruitment revenues were derived from placing industrial staff, 15% from placing office staff, and 41% from placing professional and technical staff.

Our ManpowerGroup Solutions operations provide a variety of outcome-based solutions including RPO, MSP and TBO. We also conduct business in the Americas under our Right Management brand as discussed below.

Southern Europe

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe. The Southern Europe segment had 1,103 branch offices and 49 franchise offices as of December 31, 2016. Our largest operations in this segment are in France (65% of the segment revenue) and Italy (16% of the segment revenue). The franchise offices are in Switzerland, where we own 49% of the franchise.

During 2016 for our Southern Europe operations, approximately 73% of temporary and contract recruitment revenues were derived from placing industrial staff, 14% from placing office staff, and 13% from placing professional and technical staff.

We conduct our operations in France and the surrounding region as a leading workforce solutions and service provider through 545 branch offices under the name of Manpower, Experis, ManpowerGroup Solutions or Proservia, and 123 branch offices under the name Supplay. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominantly focused on recruitment for industrial positions. In 2016, we derived approximately 83% of our temporary recruitment revenues in France from the supply of industrial and construction workers, 16% from the supply of office staff, and 1% from the supply of professional and technical staff.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2016, ManpowerGroup Italy conducted operations through a network of 228 branch offices. It provides a comprehensive suite of workforce solutions and services offered through Manpower, Experis or ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2016, approximately 67% of our temporary and contract recruitment revenues in Italy were derived from placing industrial staff, 6% from placing office staff, including contact center staff, and 27% from placing professional and technical staff.

We also conduct business in Southern Europe under our Right Management brand as discussed below.

Northern Europe

Our largest operations in Northern Europe are in the United Kingdom, the Nordics, Germany and the Netherlands, providing a comprehensive suite of workforce solutions and services through Manpower, Experis, ManpowerGroup Solutions and Proservia. Collectively, we operate through 562 branch offices in this region.

During 2016 for our Northern Europe operations, approximately 41% of temporary and contract recruitment revenues were derived from placing industrial staff, 23% from placing office staff, and 36% from placing professional and technical staff.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2016, we conducted operations in the United Kingdom as Manpower, Experis and ManpowerGroup Solutions through a network of 73 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2016, approximately 27% of our United Kingdom operation’s temporary recruitment revenues were derived from the supply of industrial staff, 21% from the supply of office staff, and 52% from the supply of professional and technical staff.

We also own Brook Street Bureau PLC, or Brook Street, which operates through a total of 67 branch offices. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

We also conduct business in Northern Europe under our Right Management brand as discussed below.

APME

We operate through 179 branch offices in the Asia Pacific Middle East (APME) region. The largest of these operations are located in Japan, Australia, Korea, China and India, all of which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2016, approximately 11% of our APME temporary and contract recruitment revenues were derived from placing industrial staff, 51% from placing office staff, and 38% from placing professional and technical staff.

We also conduct business in APME under our Right Management brand as discussed below.

Right Management

Right Management is a global expert in talent and career management workforce solutions. We design and deliver solutions to align talent strategy with business strategy. Our expertise spans Talent Assessment, Leader Development, Organizational Effectiveness, Employee Engagement, and Workforce Transition and Outplacement. With 94 offices in 48 countries and territories, we partner with companies of all sizes to help grow and engage their talent, increase productivity and optimize business performance.

Competition

We compete in the employment services industry by offering a broad range of services, including permanent, temporary and contract recruitment, project-based workforce solutions, assessment and selection, training, career and talent management, managed service solutions, outsourcing, consulting and professional services.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of United States dollars in annual revenues. In most areas, no single company has a dominant share of the employment services market. In addition to us, the largest publicly owned companies specializing in recruitment services are the Adecco Group (Switzerland) and Randstad Holding N.V. (Netherlands). We also compete against a variety of regional or specialized companies such as Recruit Holdings Co., Ltd., Kelly Services, Inc., Robert Half Inc., Kforce Inc., PageGroup, Korn/Ferry International and Alexander Mann. It is a highly competitive industry, reflecting several trends in the global marketplace such as the increasing demand for skilled people, employers’ desire for more flexible working models and consolidation among clients and in the employment services industry itself. We manage these trends by leveraging established strengths, including one of the employment services industry’s most recognized and respected brands; geographic diversification; size and service scope; an innovative product mix; recruiting and assessment expertise; and a strong client base. While staffing is an important aspect of our business, our strategy is focused on providing both the skilled employees our clients need and high-value workforce management, outsourcing and consulting solutions.

Our client mix consists of both small- and medium-size businesses, and large national and multinational client relationships, which comprised approximately 57% of our revenues in 2016. Client relationships with small- and medium-size businesses are based upon a local or regional relationship with our presence in each market, tend to rely less upon longer-term contracts, and the competitors for this business are primarily locally-owned businesses. The large national and multinational clients, on the other hand, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to the local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed.

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

Employees

We had approximately 28,000 full-time equivalent employees as of December 31, 2016. In addition, we estimate that we recruit on behalf of our clients over 3 million permanent, temporary and contract workers on a worldwide basis each year.

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

Financial Information about Foreign and Domestic Operations

Note 14 to our consolidated financial statements sets forth the information required for each segment and geographical area for the years ended December 31, 2016, 2015 and 2014. Such note is found in our 2016 Annual Report to Shareholders and is incorporated herein by reference.

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

•	volatile or uncertain economic conditions;

•	any economic recovery may be short-lived and uneven, and may not result in increased demand for our services;

•	inability to timely respond to the needs of our clients;

•	competition in the worldwide employment services industry limiting our ability to maintain or increase market share or profitability;

•	inability to effectively implement our business strategy or achieve our objectives;

•	foreign currency fluctuations;

•	a loss or reduction in revenues from one or more large clients;

•	challenges meeting contractual obligations if we or third parties fail to deliver on performance commitments;

•	failure to keep pace with technological change and marketplace demand in the development and implementation of our services and solutions;

•	failure to implement strategic technology investments;

•	disruption and increased costs from outsourcing various aspects of our business;

•	loss of key personnel;

•	competition in labor markets limiting our ability to attract, train and retain the personnel necessary to meet our clients’ staffing needs;

•	improper disclosure or loss of sensitive or confidential company, employee, associate or client data, including personal data;

•	political unrest, natural disasters, health crises, infrastructure disruptions, and other risks beyond our control;

•	failure to comply with the legal regulations in places we do business or the regulatory prohibition or restriction of employment services or the imposition of additional licensing or tax requirements;

•	failure to comply with anti-corruption and bribery laws;

•	employment-related legal claims from clients or third parties;

•	liability resulting from competition law;

•	our ability to preserve our reputation in the marketplace;

•	changes in client attitudes toward the use of our services;

•	inability to maintain effective internal controls;

•	costs or disruptions resulting from acquisitions we complete;

•	limited ability to protect our thought leadership and other intellectual property;

•	material adverse effects on our operating flexibility resulting from our debt levels;

•	failure to comply with restrictive covenants under our revolving credit facilities and other debt instruments;

•	inability to obtain credit on terms acceptable to us or at all;

•	the performance of our subsidiaries and their ability to distribute cash to our parent company, ManpowerGroup, may vary;

•	inability to secure guarantees or letters of credit on acceptable terms;

•	changes in tax legislation;

•	fluctuation of our stock price;

•	provisions under Wisconsin law and our articles of incorporation and bylaws could make the takeover of our Company more difficult;

•	the risk factors disclosed below; and

•	other factors that may be disclosed from time to time in our SEC filings or otherwise.

Some or all of these factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) or stock price. Our business is also subject to general risks and uncertainties that may broadly affect companies. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, results of operations or stock price.

Our results of operations could be materially adversely affected by volatile or uncertain economic conditions.

Our business is affected by global macroeconomic conditions, which have included considerable uncertainty and volatility. In particular, economic conditions have been unstable and difficult to predict globally, with many regions experiencing volatile growth patterns, and there is a risk these conditions will continue.

Economic conditions in the United States and the other countries where we do business may be affected by recent or emerging events, such as the rise of populist politics, the global refugee crisis, changes in immigration policy, the impact of terrorist activity, or by other political or economic developments. We are particularly susceptible to changes in economic conditions in Europe, which represents two of our operating segments and approximately 65% of our revenue. During 2016, the various economies in Europe continued to experience uneven and choppy growth characteristics, and there is a risk that some or many of the European economies may continue to be hampered by events which emerged in the past few years, including the United Kingdom referendum to exit the European Union as well as the potential exit of additional countries. Any of these events or trends could have a material adverse effect on our business and operating results.

In addition, because we operate globally, an economic slowdown in one or more regions outside Europe, including in emerging markets, could materially adversely affect our results of operations as well. There are a number of recent global economic developments that could contribute to such a slowdown, including a strengthening US dollar.

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

During periods of economic contraction or weak economic growth, the demand for our staffing services typically declines, and these declines may be prolonged even if other economic indicators turn positive. Our business declined during the global economic downturn, as clients required fewer of our workforce solutions and services, and there is a risk that as overall global economic conditions improve, we could continue to experience declines in all, or in portions, of our business. Recoveries are difficult to predict, and may be short-lived, slow or uneven, with some regions, or countries within a region, continuing to experience declines or weakness in economic activity while others improve. Differing economic conditions and patterns of economic growth or contraction in the geographical regions in which we operate may affect demand for our solutions and services. As global economic conditions improve, we may not experience uniform, or any, increases in demand for our solutions and services within the markets where our business is concentrated.

We may lack the speed and agility to respond to the needs of our clients.

There is a risk we may not be able to respond with sufficient speed and agility to the needs of our clients, which may change rapidly as their businesses evolve. The size and breadth of our organization, comprising approximately 28,000 employees based out of nearly 2,800 offices in 80 countries and territories, may make it difficult for us to effectively manage our resources and provide coordinated solutions to our clients who require our services in multiple locations. For example, client demands for uniform service across borders may be difficult to satisfy because of variation in local laws and customs. We see a trend in more multi-country and enterprise-level relationships and we may have difficulty in profitably managing and delivering projects involving multiple countries. Also, our size and organizational structure may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If we are not effective at meeting the needs of our current and prospective clients, or our competitors are more agile or effective at doing so, our business and financial results could be materially adversely affected.

The worldwide employment services industry is highly competitive with limited barriers to entry, which could limit our ability to maintain or increase our market share or profitability.

The worldwide employment services industry is highly competitive with limited barriers to entry, and in recent years has undergone significant consolidation. We compete in markets throughout the world with full-service and specialized employment services agencies. Several of our global competitors, including the Adecco Group and Randstad Holding N.V., have very substantial marketing and financial resources, and may be better positioned in certain markets. Portions of our industry may become increasingly commoditized, with the result that competition in key areas could become more focused on pricing. We expect that we will continue to experience pressure on price from competitors and clients. There is a risk that we will not compete effectively, including on price, which could limit our ability to maintain or increase our market share and could materially adversely affect our financial results. This may worsen as clients increasingly take advantage of low-cost alternatives including using their own in-house resources rather than engaging a third party.

We may be unable to effectively implement our business strategy, and there can be no assurance that we will achieve our objectives.

Our business strategy focuses on growing revenues while improving our operating profits. An important element of our strategy is our effort to diversify our revenues beyond our core staffing and employment services through the sale of innovative workforce solutions designed to achieve higher operating margins. These workforce solutions are often unique, non-repeatable and tailored to a client’s needs, and present costs, risks and complexity that may be difficult to calculate. These solutions may be unprofitable if we are not able to accurately anticipate these costs and risks in our pricing for these solutions. For example, we may fail to structure and price our solutions in a manner that properly compensates us to create an adequate delivery model, to adequately manage new solutions, or to obtain adequate insurance coverage in amount or scope to cover potential risks arising from such solutions.

Our business strategy also includes continuing efforts to optimize our organizational and cost structures, technology and delivery of services to make us a more agile and effective competitor, to reduce the cost of operating our business and to increase our operating profit and operating profit margin. We may not be successful in these efforts, and we may fail to prevent the return of costs eliminated as part of our efforts. Additionally, reductions in personnel and other changes could materially adversely affect our ability to effectively operate our business. If, for these or other reasons, we are not successful in implementing our business strategy or achieving the anticipated results, our business, financial condition and results of operations could be materially adversely affected.

Foreign currency fluctuations may have a material adverse effect on our operating results.

Although we report our results of operations in United States dollars, the majority of our revenues and expenses are denominated in currencies other than the United States dollar, and unfavorable fluctuations in foreign currency exchange rates could have a material adverse effect on our reported financial results.

During 2016, approximately 85% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, $825.4 million of our outstanding indebtedness as of December 31, 2016 was denominated in foreign currencies. Increases or decreases in the value of the United States dollar against other major currencies, or the imposition of limitations on conversion of foreign currencies into United States dollars, could affect our revenues, operating profit and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Euro, could have a material adverse effect on our business, financial condition, cash flow and results of operations. Furthermore, the volatility of currencies may make year-over-year comparability of our financial results difficult.

A loss or reduction in revenues from large client accounts could have a material adverse effect on our business.

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our presence in each market, and large national and multinational client relationships, which comprised approximately 57% of our revenues in 2016. These large national and multinational clients will frequently enter into non-exclusive arrangements with several firms, and the client is generally able to terminate our contracts on short notice without penalty. The deterioration of the financial condition or business prospects of one or more large national and/or multinational clients, or a change in their strategy around the use of our services, could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from them. A loss or reduction in revenues from our large national and multinational clients could have a material adverse effect on our business.

Our performance on contracts may be materially adversely affected if we or third parties fail to deliver on commitments.

Our contracts are increasingly complex and, in most instances, require that we partner with other parties to provide the workforce solutions required by our clients. Our ability to deliver these solutions and provide the services required by our clients is dependent on our and our partners' ability to meet our clients' delivery requirements and schedules. If we or our partners fail to deliver services on time and in accordance with contractual performance obligations, then our ability to successfully complete our contracts may be affected, which may have a material and adverse impact on our client relations, revenues and profitability.

Our results of operations and ability to grow could be materially negatively affected if we cannot successfully keep pace with technological changes in the development and implementation of our services and solutions.

Our success depends on our ability to keep pace with rapid technological changes in the development and implementation of our services and solutions. For example, rapid changes in the use of artificial intelligence and robotics are having a significant impact on some of the industries we serve, and could have significant and unforeseen consequences for the workforce services industry and for our business.

Additionally, our business is reliant on a variety of technologies, including those which support applicant on-boarding and tracking systems, order management, billing, payroll, and client data analytics. There is a risk we will not sufficiently invest in technology or industry developments, or evolve our business with the right strategic investments, or at sufficient speed and scale, to adapt to changes in our marketplace. Similarly, from time to time we make strategic commitments to particular technologies to recruit, manage or analyze our workforce or support our business, and there is a risk they will be unsuccessful. These and similar risks could have a negative effect on our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage in the marketplace.

Outsourcing certain aspects of our business could result in disruption and increased costs.

We have outsourced certain aspects of our business to third party vendors that subject us to risks, including disruptions in our business and increased costs. For example, we rely on third parties to host and manage certain aspects of our data center information and technology infrastructure, to develop and maintain new technology for attracting, onboarding, managing, and analyzing our workforce, and to provide certain back office support. Accordingly, we are subject to the risks associated with our vendors’ abilities to provide these services to meet our needs. Additionally, we replace these vendors from time to time, and there is a risk that we might suffer interruptions in service as we transition from one third party provider to another. Our operations will depend significantly upon their and our ability to make our servers, software applications and websites available and to protect our data from damage or interruption from human error, computer viruses, intentional acts of vandalism, labor disputes, natural disasters and similar events. If the cost of our outsourced services is more than expected, or if the vendor or we are unable to adequately protect our data and information is lost, or our ability to deliver our services is interrupted, then our business and financial results could be materially adversely affected.

If we lose our key personnel, then our business may suffer.

Our operations are dependent on the continued efforts of our officers and executive management and the performance and productivity of headquarters management and staff, our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. If we were to lose key personnel who have acquired significant experience in managing our business or managing companies on a global basis, it could have a significant impact on our operations. Additionally, some of our important client relationships may be dependent on the continued performance of individual managers or field personnel, and there is a risk that loss of those individuals could jeopardize key client relationships. Over time, we have reduced our workforce at the staff and officer level, in both our headquarters and throughout our country operations. There is a risk that these and any future reductions in personnel could materially adversely affect operational performance, and therefore our business and financial results. In addition, it is part of our strategy to maintain a lean corporate structure and small executive team in order to manage our operating margins. There is a risk that we will not have developed sufficient executive talent internally in order to address any key leadership vacancies that might arise.

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

We could incur liabilities or our reputation could be damaged from improper disclosure or loss of sensitive or confidential company, employee, associate, candidate or client data, including personal data.

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment information, about our employees, clients, associates and candidates, a portion of which is confidential and/or personally sensitive. We expect our use of data to increase, including through the use of analytics. In engaging in these activities, we rely on our own technology and systems, and those of third party vendors we use for a variety of processes, including cloud-based technology and systems, mobile technologies and social media. We and our third party vendors have established policies and procedures to help protect the security and privacy of this information.

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

Such disclosure, loss or breach could harm our reputation and subject us to significant monetary damages, litigation, regulatory enforcement actions, fines, criminal prosecution, or other liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. Cybersecurity threats are constantly evolving, thereby increasing the difficulty of detecting and defending against them.

It is possible that security controls over sensitive or confidential data and other practices we and our third party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we continue to introduce services and offerings, such as mobile applications. Further, data privacy is subject to frequently changing rules and regulations which are increasing in complexity and number, and which sometimes conflict among the various jurisdictions and countries in which we provide services.

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

Failure to comply with antibribery and corruption laws could materially adversely affect our business.

We are additionally subject to numerous legal and regulatory requirements that prohibit bribery and corrupt acts. These include the Foreign Corrupt Practices Act and the UK Bribery Act 2010, as well as similar legislation in many of the countries in which we operate. Our employees (but not our associates) are required to participate in a global anticorruption compliance training program designed to ensure compliance with these laws and regulations. However, there are no assurances this program will be effective. In many countries where we operate, practices in the local business community may not conform to international business standards and could violate anticorruption law or regulations. Furthermore, we remain subject to the risk that one of our employees (or one of our associates on a temporary or contract-based assignment) could engage in business practices that are prohibited by our policies and these laws and regulations. Any such violations could materially adversely affect our business.

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

• entitlement to employee benefits, including healthcare coverage;

• errors and omissions of our associates and other individuals working on our behalf in performing their jobs, such as accountants, IT professionals, engineers and other technical workers; and

• claims by our clients relating to our associates’ misuse of clients’ proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

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

We believe the ManpowerGroup brand name and our reputation are important corporate resources that help distinguish our services from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches, internal control deficiencies, delivery failures or compliance violations. Similarly, our reputation could be damaged by actions or statements of current or former clients, employees, competitors, vendors, adversaries in legal proceedings, government regulators, as well as members of the investment community or the media. There is a risk that negative information about ManpowerGroup, even if based on rumor or misunderstanding, could materially adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could materially adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the ManpowerGroup brand name and could reduce investor confidence in us, materially adversely affecting our share price.

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

Our results of operations and share price could be materially adversely affected if we are unable to maintain effective internal controls.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and our results of operations. If any of these were to occur, the market price of our securities and our ability to obtain new business could be materially adversely affected.

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

We maintain debt that could materially adversely affect our operating flexibility and put us at a competitive disadvantage.

As of December 31, 2016, we had $825.4 million of total debt. Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

• we may not be able to obtain additional debt financing for future working capital, capital expenditures, significant acquisition opportunities, or other corporate purposes or may have to pay more for such financing;

• borrowings under our revolving credit facilities are at a variable interest rate, making us more vulnerable to increases in interest rates; and

• we could be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions.

Our failure to comply with restrictive covenants under our revolving credit facilities and other debt instruments could trigger prepayment obligations.

Our failure to comply with the restrictive covenants under our revolving credit facilities and other debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be materially adversely affected by increased costs and rates.

The lenders under our and our subsidiaries’ credit facilities may be unwilling or unable to extend credit to us on acceptable terms or at all.

Our liquidity is dependent in part on our revolving credit facility, which is provided by a syndicate of banks. Each bank in the syndicate is responsible on a several, but not joint, basis for providing a portion of the loans under the facility. If any of the participants in the syndicate fails to satisfy its obligations to extend credit under the facility, the other participants refuse or are unable to assume its obligations and we are unable to find an alternative source of funding at comparable rates, our liquidity may be materially adversely affected or our interest expense may increase substantially.

Furthermore, a number of our subsidiaries maintain uncommitted lines of credit with various banks. Under the terms of these lines of credit, the bank is not obligated to make loans to the subsidiary or to make loans to the subsidiary at a particular interest rate. If any of these banks cancel these lines of credit or otherwise refuse to extend credit on acceptable terms, we may need to extend credit to those subsidiaries or the liquidity of our subsidiaries may be materially adversely affected.

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

In a number of countries in which we conduct business we are obligated to provide guarantees or letters of credit to secure licenses, lease space or for insurance coverage. We typically receive these guarantees and letters of credit from a number of financial institutions around the world. In the event that we are unable to secure these arrangements from a bank, lender or other third party on acceptable terms, our liquidity may be materially adversely affected, there could be a disruption to our business or there could be a substantial increase in cost for our business.

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

The market price for our common stock has been and may continue to be volatile. For example, during 2016, the price of our common stock as reported on the New York Stock Exchange ranged from a high of $92.83 to a low of $59.90. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

Item 4.               Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF MANPOWERGROUP
(as of February 17, 2017)

Name of Officer	Office

Jonas Prising Age 52
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

Darryl Green Age 56
President and Chief Operating Officer of ManpowerGroup since May 2014. ManpowerGroup President from November 2012 to May 2014. Executive Vice President, President of Asia Pacific and Middle East Operations from January 2009 to October 2012. Executive Vice President, President – Asia-Pacific Operations from May 2007 to December 2008. An employee of ManpowerGroup since May 2007.

John T. McGinnis Age 50
Executive Vice President, Chief Financial Officer of ManpowerGroup since February 2016. Global Controller of Morgan Stanley from January 2014 to February 2016. Chief Financial Officer, HSBC North America from July 2012 to January 2014. Chief Financial Officer, HSBC Bank USA from July 2010 to January 2014. An employee of ManpowerGroup since February 2016.

Mara E. Swan Age 57
Executive Vice President - Global Strategy and Talent since January 2009. Senior Vice President of Global Human Resources from August 2005 to December 2008. An employee of ManpowerGroup since August 2005. A director of GOJO Industries since November 2012.

Siram “Ram” Chandrashekar Age 50
Executive Vice President, Operational Excellence and IT, and President of Asia Pacific Middle East Region since February 2014. Senior Vice President of Operational Excellence and IT from October 2012 to February 2014. Chief Operating Officer of Asia Pacific Middle East Region from April 2008 to October 2012. An employee of ManpowerGroup since April 2008.

Richard D. Buchband Age 53
Senior Vice President, General Counsel and Secretary of ManpowerGroup since January 2013. Prior to joining ManpowerGroup, a partner and Associate General Counsel for Accenture plc from 2006 to 2011. An employee of ManpowerGroup since January 2013.

 OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and Affiliates, in 2016:

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

PART II

Item 5.               Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

In July 2016, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. As of December 31, 2016, there were 4.8 million shares remaining authorized for repurchase under this authorization. The following table shows the total amount of shares repurchased under this authorization during the fourth quarter of 2016.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs
October 1 - 31, 2016	1,069	(1)	-	-	4,987,244
November 1 - 30, 2016	155,317		$81.10	155,317	4,831,927
December 1 - 31, 2016	81,207		$86.28	81,207	4,750,720
Total	237,593		$82.88	236,524	4,750,720

(1) 1,069 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by an officer in settlement of restricted stock.

The remaining information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2016, under the heading “Note 15—Quarterly Data” (page 83) and “Corporate Information” (pages 87 to 88), which information is hereby incorporated herein by reference.

Item 6.       Selected Financial Data

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2016, under the heading “Selected Financial Data” (page 84), which information is hereby incorporated herein by reference.

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2016, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (pages 15 to 43), which information is hereby incorporated herein by reference.

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is set forth in our Annual Report to Shareholders for the fiscal year ended December 31, 2016, under the heading “Significant Matters Affecting Results of Operations” (pages 39 to 43), which information is hereby incorporated herein by reference.

Item 8.               Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and the notes thereto (pages 47 to 83) contained in our Annual Report to Shareholders for the fiscal year ended December 31, 2016, which information is hereby incorporated herein by reference.

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

Internal Control over Financial Reporting

The Management Report on Internal Control Over Financial Reporting is set forth on page 44 in our Annual Report to Shareholders for the fiscal year ended December 31, 2016, which information is hereby incorporated herein by reference. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of internal control over financial reporting is included on page 46 of our Annual Report to Shareholders for the year ended December 31, 2016, which information is hereby incorporated herein by reference.

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

(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2017 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)
The board of directors has determined that each of Gina R. Boswell, chairman of the audit committee, John F. Ferraro, Roberto Mendoza and Paul Read is an “audit committee financial expert.” Ms. Boswell, Mr. Ferraro, Mr. Mendoza and Mr. Read are all “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2017 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

(e)
Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2017 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

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

Item 11.             Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2017, under the caption “Executive and Director Compensation”; under the caption “Executive Compensation and Human Resources Committee Interlocks and Insider Participation”; and under the caption “Report of the Executive Compensation and Human Resources Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2017, under the caption “Security Ownership of Certain Beneficial Owners,” under the caption “Beneficial Ownership of Directors and Executive Officers,” which information is hereby incorporated herein by reference.

The following table sets forth information as of December 31, 2016 about shares of our common stock outstanding and available for issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2016	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2016 ($)	Weighted-average contractual term of outstanding options, warrants and rights as of December 31, 2016 (years)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2016 (excluding securities reflected in the first column)(1)
Equity compensation plans approved by security holders	2,543,476	70.11	2.9	3,860,582
Equity compensation plans not approved by security holders	—	—	—	—
Total	2,543,476	70.11	2.9	3,860,582

(1) Includes the number of shares remaining available for future issuance under the following plans: 1990 Employee Stock Purchase Plan – 140,213 shares; Savings Related Share Option Scheme – 676,793 shares; and 2011 Equity Incentive Plan – 3,043,576 shares.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2017, under the caption “Board Independence and Related Party Transactions” and “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14.             Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2017, under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Approval Procedures” in the Audit Committee Report, which information is hereby incorporated herein by reference.

PART IV

Item 15.             Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Page Number(s) in Annual Report to Shareholders
Consolidated Financial Statements (data incorporated by reference from the attached Annual Report to Shareholders):

Reports of Independent Registered Public Accounting Firm	45-46

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014	47

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	47

Consolidated Balance Sheets as of December 31, 2016 and 2015	48

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	49

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014	50

Notes to Consolidated Financial Statements	51-83

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

10.4
Manpower 1990 Employee Stock Purchase Plan (Amended and Restated effective April 26, 2005), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. **

10.5
Manpower Retirement Plan, as amended and restated effective as of March 1, 1989, incorporated by reference to Form 10-K of Manpower PLC, SEC File No. 0-9890, filed for the fiscal year ended October 31, 1989. **

10.6
Amended and Restated ManpowerGroup Inc. Senior Management Annual Incentive Pool Plan, incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 4, 2016 in connection with the 2016 Annual Meeting of the Shareholders of the Company.**

10.7(a)
Compensation Agreement between Michael J. Van Handel and the Company dated as of February 20, 2014, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. **

10.7(b)
Severance Agreement between Michael J. Van Handel and the Company dated as of February 20, 2014, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. **

10.8	Letter Agreement between Darryl Green and the Company dated as of April 4, 2007, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. **

10.9(a)
Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors under the 2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective February 16, 2011), incorporated by reference to the Company’s Current Report on Form 8-K dated February 16, 2011. **

10.9(b)	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors Under the 2011 Equity Incentive Plan (Amended and Restated January 1, 2017). **

10.9(c)	ManpowerGroup Inc. Compensation for Non-Employee Directors (Amended and Restated Effective January 1, 2017). **

10.9(d)
Amended and Restated Severance Agreement between Jonas Prising and the Company dated as of May 1, 2014, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. **

10.9(e)
Amended and Restated Severance Agreement between Mara Swan and the Company dated as of February 10, 2015, incorporated by reference to the Company’s Current Report on Form 8-K dated February 10, 2015. **

10.9(f)
Amended and Restated Severance Agreement dated July 28, 2016 between the Company and Darryl Green, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. **

10.9(g)	Severance Agreement dated December 14, 2015 between the Company and Richard Buchband, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2015. **

10.9(h)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 28, 2009), incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 4, 2009. **

10.9(i)	Amendment of Manpower Inc. 2003 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. **

10.9(j)
2011 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 29, 2014), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. **

10.9(k)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.10(a)	Form of Stock Option Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.10(b)	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.10(c)
Form of Amendment to the 2012 and 2013 Performance Share Unit Agreements for Michael J. Van Handel, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. **

10.10(d)	Form of 2014 Career Share Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.10(e)	Form of 2014 Performance Share Unit Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.10(f)
Form of 2014 Performance Share Unit Agreement for Mr. Van Handel under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.10(g)
Form of 2016 Performance Share Unit Agreement under 2011 Equity Incentive Plan of ManpowerGroup Inc., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016. **

10.11(a)
Severance Agreement between Ram Chandrashekar and the Company dated October 29, 2015, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. **

10.11(b)	Letter Agreement between Ram Chandrashekar and the Company dated March 8, 2013, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2014. **

10.12(a)	Severance Agreement between John T. McGinnis and the Company dated February 15, 2016, incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2015. **

10.12(b)	Letter Agreement between John T. McGinnis and the Company dated as of November 17, 2015, incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 2016. **

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

13	2016 Annual Report to Shareholders. Pursuant to Item 601(b)(13) of Regulation S-K, the portions of the Annual Report incorporated by reference in this Form 10-K are filed as an exhibit hereto.

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

 **    Management contract or compensatory plan or arrangement.

Item 16.               Form 10-K summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWERGROUP INC.

By:	/s/ Jonas Prising
Jonas Prising Chairman and Chief Executive Officer

Date:	February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonas Prising Jonas Prising	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)	February 21, 2017

/s/ John T. McGinnis John T. McGinnis	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2017

Directors: Gina R. Boswell, Cari M. Dominguez, William Downe, John F. Ferraro, Patricia A. Hemingway Hall, Julie M. Howard, Roberto Mendoza, Ulice Payne, Jr., Paul Read, Elizabeth P. Sartain, John R. Walter and Edward J. Zore

By:	/s/ Richard Buchband
Richard Buchband Attorney-In-Fact*

Date:	February 21, 2017

*    Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ManpowerGroup Inc.

We have audited the consolidated financial statements of ManpowerGroup Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and the Company’s internal control over financial reporting as of December 31, 2016, and have issued our reports thereon dated February 21, 2017; such consolidated financial statements and reports are included in the Company's 2016 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 21, 2017

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2016, 2015 and 2014, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2016	$98.1	$20.4	$(16.9)	$(3.2)	$(0.2)	$98.2
2015	111.4	16.3	(20.3)	(10.1)	0.8	98.1
2014	118.6	18.9	(15.8)	(11.5)	1.2	111.4