Form 10-Q
period 2017-03-31
ManpowerGroup Inc.
filed 2017-05-05
CIK 871763

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
March 31, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes  ☒No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at May 3, 2017
Common Stock, $.01 par value	67,078,946

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	March 31,	December 31,
	2017	2016
CURRENT ASSETS:
Cash and cash equivalents	$724.4	$598.5
Accounts receivable, less allowance for doubtful accounts of $101.5 and $98.2, respectively	4,430.6	4,413.1
Prepaid expenses and other assets	145.8	121.3
Total current assets	5,300.8	5,132.9

OTHER ASSETS:
Goodwill	1,256.3	1,239.9
Intangible assets, less accumulated amortization of $309.2 and $299.8, respectively	287.3	294.4
Other assets	687.3	759.7
Total other assets	2,230.9	2,294.0

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	572.0	567.0
Less: accumulated depreciation and amortization	424.8	419.7
Net property and equipment	147.2	147.3
Total assets	$7,678.9	$7,574.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2017	2016
CURRENT LIABILITIES:
Accounts payable	$2,025.6	$1,914.4
Employee compensation payable	175.0	208.1
Accrued liabilities	406.5	398.6
Accrued payroll taxes and insurance	567.5	649.2
Value added taxes payable	435.0	448.7
Short-term borrowings and current maturities of long-term debt	37.6	39.8
Total current liabilities	3,647.2	3,658.8

OTHER LIABILITIES:
Long-term debt	796.0	785.6
Other long-term liabilities	703.6	683.4
Total other liabilities	1,499.6	1,469.0

SHAREHOLDERS’ EQUITY:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 116,093,899 and 115,115,748 shares, respectively	1.2	1.2
Capital in excess of par value	3,268.3	3,227.2
Retained earnings	2,365.7	2,291.3
Accumulated other comprehensive loss	(385.4)	(426.1)
Treasury stock at cost, 48,867,826 and 48,146,658 shares, respectively	(2,804.4)	(2,731.7)
Total ManpowerGroup shareholders’ equity	2,445.4	2,361.9
Noncontrolling interests	86.7	84.5
Total shareholders’ equity	2,532.1	2,446.4
Total liabilities and shareholders’ equity	$7,678.9	$7,574.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended
	March 31,
	2017	2016
Revenues from services	$4,757.2	$4,587.7
Cost of services	3,969.4	3,813.9
Gross profit	787.8	773.8
Selling and administrative expenses	660.8	642.1
Operating profit	127.0	131.7
Interest and other expenses	14.9	12.7
Earnings before income taxes	112.1	119.0
Provision for income taxes	37.7	47.3
Net earnings	$74.4	$71.7
Net earnings per share – basic	$1.10	$0.98
Net earnings per share – diluted	$1.09	$0.98
Weighted average shares – basic	67.7	72.8
Weighted average shares – diluted	68.4	73.5

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2017	2016
Net earnings	$74.4	$71.7
Other comprehensive income:
Foreign currency translation adjustments	40.3	62.1
Translation adjustments on net investment hedge, net of income taxes of $(3.3) and $(12.0), respectively	(5.7)	(21.4)
Translation adjustments of long-term intercompany loans	3.5	(19.6)
Unrealized gain (loss) on investments, net of income taxes of $0.5 and $(0.1), respectively	2.4	(0.3)
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.0 and $(0.3), respectively	0.2	(0.5)
Total other comprehensive income	40.7	20.3
Comprehensive income	$115.1	$92.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$74.4	$71.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20.3	21.3
Deferred income taxes	13.6	14.4
Provision for doubtful accounts	5.9	4.1
Share-based compensation	7.2	7.2
Excess tax benefit on exercise of share-based awards	—	(0.1)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	50.3	44.2
Other assets	65.1	90.0
Other liabilities	(45.8)	(88.2)
Cash provided by operating activities	191.0	164.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10.8)	(16.6)
Acquisitions of businesses, net of cash acquired	(11.7)	(13.8)
Proceeds from the sale of investments, property and equipment	0.7	0.4
Cash used in investing activities	(21.8)	(30.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(3.6)	(9.9)
Repayments of long-term debt	(0.1)	(5.9)
Payments of contingent consideration for acquisitions	(12.9)	—
Proceeds from share-based awards and other equity transactions	33.8	2.4
Other share-based award transactions, net	(15.8)	(3.2)
Repurchases of common stock	(57.0)	(117.7)
Cash used in financing activities	(55.6)	(134.3)

Effect of exchange rate changes on cash	12.3	16.8
Change in cash and cash equivalents	125.9	17.1
Cash and cash equivalents, beginning of year	598.5	730.5
Cash and cash equivalents, end of period	$724.4	$747.6

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2.8	$2.5
Income taxes paid, net	$15.1	$5.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2017 and 2016
(in millions, except share and per share data)

1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2016 Annual Report to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, were necessary for a fair statement of the Consolidated Financial Statements for the periods presented. Such adjustments were of a normal recurring nature, unless otherwise disclosed.

Payroll Tax Credit

In March 2017 and March 2016, we entered into agreements to sell a portion of our French payroll tax credits earned in 2016 and 2015, respectively, for net proceeds of $143.5 (€133.0) and $143.1 (€129.9), respectively. We derecognized these receivables upon the sale date as the terms of the agreement are such that the transaction qualifies for sale treatment according to the accounting guidance on the transfer and servicing of assets. The discount on the sale of these receivables was recorded in cost of services as a reduction of the payroll tax credits earned in the respective year.

Subsequent Events

On April 26, 2017, the sellers of 7S Group GmbH ("7S"), a company we acquired in 2015, initiated a process under the acquisition agreement to dispute the contingent consideration related to the acquisition and are claiming an additional $22.7 (€20.8), plus interest. We believe no further amounts are due and intend to vigorously dispute their claims through this process. We are currently not able to predict the outcome of this process or the timing of any resolution and consequently no amounts have been recorded in the Consolidated Financial Statements.

We have evaluated all other events and transactions occurring after the balance sheet date through our filing date and have accrued or disclosed, if appropriate.

(2) Recently Issued Accounting Standards

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As amended, the new guidance is effective for us in 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently working through an adoption plan and completed a preliminary analysis of how we currently recognize revenue compared to the accounting treatment required under the new guidance. We will complete our adoption plan in the second half of 2017. This plan includes a review of client contracts and revenue transactions to determine the impact of the accounting treatment under the new guidance, evaluation of the adoption method, and completing a rollout plan for the new guidance. Based on our preliminary analysis, we currently do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements. We will continue to evaluate the impact of this guidance on our Consolidated Financial Statements and our preliminary assessments are subject to change. We plan to adopt the new guidance beginning January 1, 2018 and presently expect to use the modified retrospective approach.
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

In October 2016, the FASB issued new accounting guidance on tax accounting for intra-entity asset transfers. Under current GAAP, the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use, which is an exception to the principle that generally requires comprehensive recognition of current and deferred income taxes. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, an entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, and any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized even though the pre-tax effects of that transaction are eliminated in consolidation. The guidance is effective for us in 2018. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairment. The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The guidance is effective for us in 2020; however an early adoption is permitted for any impairment tests performed after January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In March 2017, the FASB issued new guidance on the presentation of net periodic pension and postretirement benefit cost ("net benefit cost"). Under current GAAP, net benefit cost is reported as an employee cost within operating income. The amendment requires bifurcation of net benefit cost. The service cost component will be presented with other employee compensation cost in operating income, or capitalized in assets. The other components will be reported separately outside of operations, and will not be eligible for capitalization. The guidance is effective for us in 2018, and should be applied retrospectively. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

We recognized share-based compensation expense of $7.2 during the first quarter in both 2017 and 2016. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $34.4 and $2.4 for the three months ended March 31, 2017 and 2016, respectively.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares underlying grants to employees and members of our Board of Directors, and the weighted-average fair value per share for shares granted during the first quarter of 2017 and 2016 are presented in the table below:

	3 Months Ended March 31,
	2017		2016
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	145	$25.58	166	$19.68
Deferred Stock Units	10	88.87	8	84.29
Restricted Stock Units	149	92.67	231	73.02
Performance Share Units	115	91.41	130	70.35
Total Shares Granted	419	$68.99	535	$56.04
In March 2016, the FASB issued new accounting guidance on share-based payments. The new guidance requires all excess tax benefits and tax deficiencies from share-based compensation to be recognized as income tax expense or benefit in the income statement rather than capital in excess of par value. The requirement to record the benefit or deficiency within provision of income taxes is effective on a prospective basis. The guidance also requires the excess tax benefit or deficiency to be classified as an operating activity rather than a financing activity on our Consolidated Statements of Cash Flows. To eliminate diversity in practice, the guidance also requires that cash payments to tax authorities in connection with shares withheld to meet employees' statutory tax withholding requirements are to be included retrospectively, for all periods presented, as financing activities on our Consolidated Statements of Cash Flows, consistent with our methodology. We adopted the new guidance effective January 1, 2017, and the impact of the adoption of this guidance resulted in a $4.3 favorable impact on net earnings, or $0.06 per share, in the first quarter of 2017.

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $11.7 and $13.8 for the three months ended March 31, 2017 and 2016, respectively. In addition, during the three months ended March 31, 2017, we made payments of $12.9 for contingent consideration related to previous acquisitions, $10.3 of which related to our 2015 acquisition of 7S in Germany.

(5) Restructuring Costs

We recorded net restructuring costs of $24.0 during the three months ended March 31, 2017 in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the three months ended March 31, 2017, we made payments of $6.6 out of our restructuring reserve. We expect a majority of the remaining $21.9 reserve will be paid by the end of 2017.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2017	$0.4	$1.3	$2.6	$0.1	$0.1	$—	$4.5
Severance costs	—	—	14.1	0.9	—	—	15.0
Office closure costs and other	—	—	8.5	0.5	—	—	9.0
Costs paid or utilized	(0.1)	—	(5.9)	(0.5)	(0.1)	—	(6.6)
Balance, March 31, 2017	$0.3	$1.3	$19.3	$1.0	$—	$—	$21.9

(1) Balances related to the United States were $0.4 and $0.3 as of January 1, 2017 and March 31, 2017, respectively.
(2) Balances related to France were $1.3 as of both January 1, 2017 and March 31, 2017. Italy had no restructuring reserves recorded as of either January 1, 2017 or March 31, 2017.

(6) Income Taxes

We recorded income tax expense at an effective rate of 33.6% for the three months ended March 31, 2017, as compared to an effective rate of 39.8% for the three months ended March 31, 2016. The 2017 rate was favorably impacted by the adoption of the new accounting guidance for share-based payments effective January 1, 2017 (see Note 3 to the Consolidated Financial Statements for further information) and the tax benefit related to the favorable settlement of an audit. The 33.6% effective tax rate in the quarter was lower than the United States Federal statutory rate of 35% due to these items, and we currently expect an annual effective tax rate of approximately 36% to 37% due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

As of March 31, 2017, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $36.7 that would favorably affect the effective tax rate if recognized. As of December 31, 2016, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $44.0. The reduction in this amount is the result of the settlement of the audit noted above resulting in the recognition of tax benefits claimed in the years subject to examination. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2009 through 2016 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of March 31, 2017, we are subject to tax audits in Austria, Canada, Denmark, Germany, Italy, Portugal and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended
	March 31,
	2017	2016
Net earnings available to common shareholders	$74.4	$71.7

Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	67.7	72.8
Effect of dilutive securities - stock options	0.2	0.3
Effect of other share-based awards	0.5	0.4
Weighted-average common shares outstanding - diluted	68.4	73.5

Net earnings per share - basic	$1.10	$0.98
Net earnings per share - diluted	$1.09	$0.98

There were 0.1 million and 0.4 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended March 31, 2017 and 2016, respectively, as the exercise prices for these awards was greater than the average market price of the common shares during the period.

(8) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,256.3	$—	$1,256.3	$1,239.9	$—	$1,239.9
Intangible assets:
Finite-lived:
Customer relationships	$428.0	$296.8	$131.2	$426.2	$287.2	$139.0
Other	17.7	12.4	5.3	17.2	12.6	4.6
	445.7	309.2	136.5	443.4	299.8	143.6
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	98.8	—	98.8	98.8	—	98.8
	150.8	—	150.8	150.8	—	150.8
Total intangible assets	$596.5	$309.2	$287.3	$594.2	$299.8	$294.4

(1) Balances were net of accumulated impairment loss of $513.4 as of both March 31, 2017 and December 31, 2016.
(2) Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2017 and December 31, 2016.

Total consolidated amortization expense related to intangible assets for the remainder of 2017 is expected to be $24.6 and in each of the next five years is expected to be as follows: 2018 - $30.0, 2019 - $26.0, 2020 - $21.0, 2021 - $10.6 and 2022 - $7.5.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2017	$516.4	$97.0	$421.9	$77.0	$62.1	$65.5	$1,239.9
Goodwill acquired	—	7.2	0.1	—	—	—	7.3
Currency and other impacts	0.4	1.8	3.5	3.4	—	—	9.1
Balance, March 31, 2017	$516.8	$106.0	$425.5	$80.4	$62.1	$65.5	$1,256.3

(1) Balances related to the United States were $476.5 as of both January 1, 2017 and March 31, 2017.
(2) Balances related to France were $66.8 and $67.7 as of January 1, 2017 and March 31, 2017, respectively. Balances related to Italy were $4.4 as of both January 1, 2017 and March 31, 2017.
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

Goodwill balances by reporting unit were as follows:

	March 31,	January 1,
	2017	2017
United States	$532.0	$532.0
Germany	120.6	121.4
Netherlands	112.3	110.9
United Kingdom	82.8	81.4
France	67.7	66.8
Right Management	62.1	62.1
Other reporting units	278.8	265.3
Total goodwill	$1,256.3	$1,239.9

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	3 Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan

	2017	2016	2017	2016
Service cost	$2.4	$1.6	$—	$—
Interest cost	2.7	3.0	0.1	0.2
Expected return on assets	(2.6)	(2.9)	—	—
Other	0.6	0.3	(0.1)	(0.2)
Total benefit cost	$3.1	$2.0	$—	$—

During the three months ended March 31, 2017, contributions made to our pension plans were $1.4 and contributions made to our retiree health care plan were $0.3. During 2017, we expect to make total contributions of approximately $4.2 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31,	December 31,
	2017	2016
Foreign currency translation	$(248.8)	$(289.1)
Translation gain on net investment hedge, net of income taxes of $7.9 and $11.2, respectively	19.1	24.8
Translation loss on long-term intercompany loans	(130.2)	(133.7)
Unrealized gain on investments, net of income taxes of $4.7 and $4.2, respectively	21.0	18.6
Defined benefit pension plans, net of income taxes of $(27.7) and $(27.8), respectively	(50.1)	(50.4)
Retiree health care plan, net of income taxes of $2.0 and $2.1, respectively	3.6	3.7
Accumulated other comprehensive loss	$(385.4)	$(426.1)

Noncontrolling Interests

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries for which we have a controlling financial interest.
Net earnings attributable to these noncontrolling interests were $2.2 and $1.6 for the three months ended March 31, 2017 and 2016, respectively, which were recorded as expenses in interest and other expenses in our Consolidated Statements of Operations.
Dividends

On May 2, 2017 and May 3, 2016, the Board of Directors declared a semi-annual cash dividend of $0.93 and $0.86 per share, respectively. The 2017 dividends will be payable on June 15, 2017 to shareholders of record on June 1, 2017. The 2016 dividends were paid on June 15, 2016 to shareholders of record on June 1, 2016.

Share Repurchases

In both July 2016 and October 2015, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2017, we repurchased 0.6 million shares at a cost of $57.0 under the 2016 authorization. During the first quarter of 2016, we repurchased 1.5 million shares at a cost of $117.7 under the 2015 authorization. As of March 31, 2017, there were 4.2 million shares remaining authorized for repurchase under the 2016 authorization and no shares remaining under the 2015 authorization.

(11) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended
	March 31,
	2017	2016
Interest expense	$9.3	$9.5
Interest income	(1.0)	(0.7)
Foreign exchange losses	0.1	0.9
Miscellaneous expenses, net	6.5	3.0
Interest and other expenses	$14.9	$12.7

(12) Derivative Financial Instruments and Fair Value Measurements

We are exposed to various risks relating to our ongoing business operations. Among these risks are foreign currency exchange rate risk and interest rate risk, which can be managed through the use of derivative instruments. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We have historically managed interest rate risk through the use of a combination of fixed and variable rate borrowings. In accordance with the current accounting guidance on derivative instruments and hedging activities, we record all of our derivative instruments as either an asset or liability measured at their fair value.

A portion of the €400.0 ($423.2) notes due September 2022 and the €350.0 ($372.4) notes due June 2018 was designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of March 31, 2017. For this portion of the Euro-denominated notes, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive loss, net of taxes. As of March 31, 2017 and December 31, 2016, we had an unrealized gain of $23.3 and $29.0, respectively, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

On occasion, forward contracts are designated as a hedge of our net investment in our foreign subsidiaries. We had a translation loss of $4.2 as of both March 31, 2017 and December 31, 2016, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. For the three months ended March 31, 2017 and 2016, we recorded a gain of $0.1 and a loss of $0.6, respectively, in interest and other expenses associated with those forward contracts, which offset the loss and gain recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$91.5	$91.5	$—	$—
Foreign currency forward contracts	0.1	—	0.1	—
	$91.6	$91.5	$0.1	$—

		Fair Value Measurements Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$86.8	$86.8	$—	$—
	$86.8	$86.8	$—	$—

Liabilities
Foreign currency forward contracts	$0.2	$—	$0.2	$—
	$0.2	$—	$0.2	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the value from either directly or indirectly observable inputs from third parties.

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $840.9 and $831.6 as of March 31, 2017 and December 31, 2016, respectively, compared to a carrying value of $795.6 and $785.2, respectively.

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

The Americas, Southern Europe, Northern Europe and APME segments derive a significant majority of their revenues from the placement of contingent workers. The remaining revenues within these segments are derived from other workforce solutions and services, including ManpowerGroup Solutions (Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP), Proservia and Talent Based Outsourcing (TBO)), recruitment and assessment, and training and development. The Right Management segment revenues are derived from career management and talent management services. Segment revenues represent sales to external clients. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole. Due to the nature of our business, we generally do not have export sales.

	3 Months Ended
	March 31,
	2017	2016
Revenues from services:
Americas:
United States (a)	$661.5	$703.1
Other Americas	364.7	342.8
	1,026.2	1,045.9
Southern Europe:
France	1,137.5	1,078.8
Italy	294.4	263.1
Other Southern Europe	372.0	345.8
	1,803.9	1,687.7

Northern Europe	1,238.7	1,213.9
APME	632.4	576.2
Right Management	56.0	64.0
Consolidated (b)	$4,757.2	$4,587.7

Operating unit profit: (c)
Americas:
United States	$26.4	$22.8
Other Americas	12.4	11.6
	38.8	34.4
Southern Europe:
France	50.1	47.2
Italy	18.2	16.1
Other Southern Europe	12.7	8.4
	81.0	71.7

Northern Europe	11.3	32.5
APME	20.1	19.3
Right Management	8.8	9.5
	160.0	167.4
Corporate expenses	(24.6)	(26.7)
Intangible asset amortization expense	(8.4)	(9.0)
Operating profit	127.0	131.7
Interest and other expenses	(14.9)	(12.7)
Earnings before income taxes	$112.1	$119.0

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.5 and $3.4 for the three months ended March 31, 2017 and 2016, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $167.7 and $160.8 for the three months ended March 31, 2017 and 2016, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $5.3 and $5.2 for the three months ended March 31, 2017 and 2016, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $239.1 and $227.8 for the three months ended March 31, 2017 and 2016, respectively.

(c)
We evaluate segment performance based on operating unit profit (“OUP”), which is equal to segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to acquisitions, corporate expenses, interest and other income and expense amounts or income taxes.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 21 and 22 for further information on constant currency and organic constant currency.

Business Overview

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the countries and territories in which we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services. During these periods of increasing demand, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

During the first quarter of 2017, the United States dollar was stronger relative to the currencies in most of our major markets, specifically in Europe, having an unfavorable impact on our reported results. While our reported revenues from services increased 3.7% over the first quarter of 2016 and our reported operating profit decreased 3.6%, these results were impacted by the changes in foreign currency exchange rates and may not reflect the performance of our underlying business. The changes in the foreign currency exchange rates had a 3.0% unfavorable impact on revenues from services, a 2.5% unfavorable impact on operating profit and an approximately $0.03 per share unfavorable impact on net earnings per share – diluted. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and, therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In the first quarter of 2017, we experienced constant currency revenue growth in most of our markets. Our consolidated revenues were up 6.7% in constant currency in the quarter, up from the 3.2% constant currency growth in the fourth quarter of 2016 due primarily to the favorable impact of the number of billing days between quarters. After adjusting for billing days, our revenue growth was approximately 4% in both quarters. We experienced improving economic conditions in Europe and most of our major markets, but this growth environment is still somewhat slow. Our staffing/interim business had solid growth in the quarter, along with a 7.1% constant currency increase (4.5% as reported) in our permanent recruitment business and strong growth in all of our ManpowerGroup Solutions offerings. At Right Management, we have experienced decreased demand for both our outplacement and talent management services.

Our gross profit margin in the first quarter of 2017 compared to 2016 decreased primarily due to the organic constant currency decline in our staffing/interim gross profit margin due to changes in business mix particularly in France, Italy and the United Kingdom, decreased demand for our higher-margin Right Management services, and reduced margins in our Proservia business mainly driven by France. These declines were partially offset by a favorable mix impact due to the changes in currency exchange rates.

We recorded $24.0 million of restructuring costs in the first quarter of 2017, comprised of $22.6 million in Northern Europe and $1.4 million in APME, primarily related to the integration of certain acquisitions and other office and back-office optimization. We expect further restructuring costs of approximately $11.0 million to be recorded in the second quarter of 2017 related to back-office and delivery-model optimization in the United States and at Right Management.

Our profitability declined in the quarter with operating profit decreasing 1.1% in constant currency (-3.6% as reported; -0.3% in organic constant currency) and operating profit margin down 20 basis points compared to the first quarter of 2016. Excluding the restructuring costs, our operating profit was up 18.5% in constant currency and operating profit margin up 30 basis points compared to the first quarter of 2016. We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational and costs structures, technology and delivery of services, while investing appropriately to support the growth in the business. During the first quarter of 2017, we added recruiters and certain other staff to support the increased demand for our services particularly in Northern Europe, Southern Europe and APME. Even with these investments, we experienced improved operational leverage in the quarter as we were able to support the higher revenue level without a similar increase in expenses.

Operating Results - Three Months Ended March 31, 2017 and 2016

The following table presents selected consolidated financial data for the three months ended March 31, 2017 as compared to 2016.

(in millions, except per share data)	2017	2016	Variance	Constant Currency Variance
Revenues from services	$4,757.2	$4,587.7	3.7%	6.7%
Cost of services	3,969.4	3,813.9	4.1	7.2
Gross profit	787.8	773.8	1.8	4.6
Gross profit margin	16.6%	16.9%
Selling and administrative expenses	660.8	642.1	2.9	5.7
Operating profit	127.0	131.7	(3.6)	(1.1)
Operating profit margin	2.7%	2.9%
Interest and other expenses	14.9	12.7	17.0
Earnings before income taxes	112.1	119.0	(5.8)	(3.2)
Provision for income taxes	37.7	47.3	(20.3)
Effective income tax rate	33.6%	39.8%
Net earnings	$74.4	$71.7	3.8	6.5
Net earnings per share – diluted	$1.09	$0.98	11.2	14.3
Weighted average shares – diluted	68.4	73.5	(6.9)%

The year-over-year increase in revenues from services of 3.7% (6.7% in constant currency and 6.2% in organic constant currency) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 10.4% (6.9% as reported) and 8.8% (2.0% as reported; 7.1% in organic constant currency), respectively. This included a constant currency revenue increase in France of 9.3% (5.4% as reported) primarily due to solid growth in the staffing market and a constant currency revenue increase in Italy of 16.0% (11.9% as reported) due to increased demand for our Manpower staffing services. We also experienced constant currency revenue growth in Germany, the Netherlands, the Nordics, Spain and Belgium of 16.7%, 34.6%, 12.4%, 6.2% and 13.1%, respectively (12.6%, 29.9%, 9.7%, 2.5% and 9.2%, respectively, as reported; 23.7%, 9.6% and 4.2% in organic constant currency in the Netherlands, the Nordics and Spain, respectively);

•
revenue increase in APME of 7.8% in constant currency (9.7% as reported) primarily due to an increase in our staffing/interim revenues, an increase in our ManpowerGroup Solutions business and 10.7% constant currency increase (13.0% as reported) in our permanent recruitment business;

•	our acquisitions in Southern Europe and Northern Europe, which added approximately 0.5% revenue growth to our consolidated results; and

•	the favorable impact of 2.0% due to one additional billing day in the quarter; partially offset by

•
revenue decrease in the United States of 5.9% primarily driven by a decline in demand for our Manpower staffing services, mainly due to the weak manufacturing sector of the economy, and a decrease in our Experis interim services, specifically within the IT sector due to decreased demand at several large clients;

•
decreased demand for services at Right Management, where revenues decreased 10.5% in constant currency (-12.5% as reported), including a 9.7% constant currency decrease (-11.8% as reported) in our outplacement services as well as a 14.1% constant currency decline (-15.8% as reported) in our talent management business; and

•	a 3.0% decrease due to the impact of changes in the currency exchange rates.

The year-over-year 30 basis point (-0.30%) decrease in gross profit margin was primarily attributed to:

•
a 20 basis point (-0.20%) unfavorable impact from the decline in our staffing/interim margin in organic constant currency due primarily to changes in business mix, particularly in France, Italy and the United Kingdom; and

•
a 20 basis point (-0.20%) unfavorable impact from decreased demand in both our outplacement and talent management businesses at Right Management, and decreased margins in our Proservia business, primarily in France; partially offset by

•	a 10 basis point (0.10%) increase due to the impact on business mix of the changes in currency exchange rates.

The 2.9% increase in selling and administrative expenses in the first quarter of 2017 (5.7% in constant currency; 5.0% in organic constant currency) was primarily attributed to:

•	restructuring costs of $24.0 million incurred in the first quarter of 2017;

•
a 0.6% increase in constant currency (-1.9% as reported) in organic salary-related costs primarily because of additional headcount to support the increased demand for our services specifically in Southern Europe, Northern Europe and APME; and

•	the additional recurring selling and administrative costs incurred as a result of the acquisitions in Southern Europe and Northern Europe; partially offset by

•	a 2.8% decrease due to the impact of changes in the currency exchange rates.

Selling and administrative expenses as a percent of revenues decreased 10 basis points (0.10%) in the first quarter of 2017 compared to the first quarter of 2016 due to a 70 basis point (-0.70%) favorable impact from better expense leverage as a result of our strong focus on productivity and efficiency, partially offset by a 50 basis point (0.50%) unfavorable impact due to the restructuring costs of $24.0 million incurred in the first quarter of 2017 and a 10 basis point (0.10%) unfavorable impact from business mix changes due to the changes in currency exchange rates.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $14.9 million in the first quarter of 2017 compared to $12.7 million in the first quarter of 2016. Net interest expense decreased $0.5 million in the first quarter of 2017 to $8.3 million from $8.8 million in the first quarter of 2016 due to slightly lower debt levels and higher interest income due to the higher interest rates on investments. Foreign exchange losses in the first quarter of 2017 were $0.1 million compared to $0.9 million in the first quarter of 2016. Miscellaneous expenses were $6.5 million in the first quarter of 2017 compared to $3.0 million in the first quarter of 2016 due primarily to a loss on an investment and to an increase in expenses related to net earnings attributable to noncontrolling interests.

We recorded income tax expense at an effective rate of 33.6% for the three months ended March 31, 2017, as compared to an effective rate of 39.8% for the three months ended March 31, 2016. The 2017 rate was favorably impacted by the adoption of the new accounting guidance for share-based payments effective January 1, 2017 (see Note 3 to the Consolidated Financial Statements for further information) and the tax benefit related to the favorable settlement of an audit. The 33.6% effective tax rate in the quarter was lower than the United States Federal statutory rate of 35% due to these items, and we currently expect an annual effective tax rate of approximately 36% to 37% due primarily to the French business tax, expected repatriations, valuation allowances and other permanent items.

Net earnings per share - diluted was $1.09 and $0.98 for the three months ended March 31, 2017 and 2016, respectively. Foreign currency exchange rates negatively impacted net earnings per share - diluted by approximately $0.03 per share for the three months ended March 31, 2017. Restructuring costs recorded in the first quarter of 2017 negatively impacted net earnings per share - diluted by approximately $0.30 per share, net of tax, for the three months ended March 31, 2017. The tax benefit related to the favorable settlement of an audit and the adoption of the new accounting guidance for share-based payments (see Note 3 to the Consolidated Financial Statements for further information) positively impacted net earnings per share - diluted by approximately $0.13 and $0.06, respectively, for the three months ended March 31, 2017. We do not expect the tax benefit related to the adoption of the new accounting guidance to have a material impact on net earnings for the remaining quarters of 2017.

Weighted average shares - diluted decreased 6.9% to 68.4 million for the three months ended March 31, 2017 from 73.5 million for the three months ended March 31, 2016. This decrease was due to the impact of share repurchases completed since the first quarter of 2016, partially offset by shares issued as a result of exercises and vesting of share-based awards since the first quarter of 2016.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 1.9% (-1.2% in constant currency) in the first quarter of 2017 compared to 2016. In the United States, revenues from services decreased 5.9% in the first quarter of 2017 compared to 2016, driven by a decline in demand for our Manpower staffing services, mainly due to the weak manufacturing sector of the economy, and a decrease in our Experis interim services, specifically within the IT sector, due to decreased demand at several large clients, partially offset by the favorable impact of an additional billing day. In Other Americas, revenues from services increased 6.4% (8.5% in constant currency) in the first quarter of 2017 compared to 2016. We experienced constant currency revenue growth in Mexico, Canada, Argentina, Colombia and Peru of 8.7%, 9.4%, 19.4%, 4.9% and 9.8%, respectively (-3.3%, 13.1%, 9.7%, 16.9% and 15.1%, respectively, as reported). The increase in Argentina was primarily due to inflation. There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years. As of March 31, 2017, the Argentina economy has not been designated as highly-inflationary for accounting purposes. We are closely monitoring any developments in Argentina and currently do not expect any material impact on our Consolidated Financial Statements if this economy is deemed hyper-inflationary.

Gross profit margin increased in the first quarter of 2017 compared to 2016 as a result of improved staffing/interim margins in the United States due to continued focus on strong pricing discipline.

In the first quarter of 2017, selling and administrative expenses decreased 4.2% (-3.8% in constant currency) primarily due to strong cost management and a decline in salary-related expenses as a result of lower headcount.

Operating Unit Profit (“OUP”) margin in the Americas was 3.8% and 3.3% for the first quarter of 2017 and 2016, respectively, due to the expansion of the United States margin. In the United States, OUP margin increased to 4.0% in the first quarter of 2017 from 3.2% in 2016 due to the improvement in the gross profit margin and strong cost management. Other Americas OUP margin was 3.4% in both the first quarter of 2017 and 2016.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 6.9% (10.4% in constant currency) in the first quarter of 2017 compared to 2016. In the quarter, revenues from services increased 5.4% (9.3% in constant currency) in France (which represents 63.1% of Southern Europe’s revenues) and increased 11.9% (16.0% in constant currency) in Italy (which represents 16.3% of Southern Europe’s revenues). The increase in France was primarily due to the strong growth in our large client accounts within the staffing market. The increase in Italy was mostly due to increased demand for our Manpower staffing services, the favorable impact of two additional billing days and an 18.7% increase (23.1% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 7.6% (9.8% in constant currency; 9.0% in organic constant currency) during the first quarter of 2017 compared to 2016, primarily due to increased demand for our Manpower staffing services, the 2.5% increase (6.2% in constant currency; 4.2% in organic constant currency) in Spain due to the favorable impact of three additional billing days, increase in our permanent recruitment business and increase in our ManpowerGroup Solutions business.

Gross profit margin decreased in the first quarter of 2017 compared to 2016 primarily due to a decrease in France's Manpower staffing margin, as a result of business mix changes partially offset by the increase in the CICE subsidy effective January 1, 2017, a decrease in France's Proservia gross profit margin, and a decrease in Italy's Manpower staffing margin primarily due to business mix changes. These decreases were partially offset by an increase of 8.4% (11.9% in constant currency) in our permanent recruitment business in the region.

Selling and administrative expenses decreased 0.1% (increase of 3.2% in constant currency; 2.9% in organic constant currency) during the first quarter of 2017 compared to 2016. The constant currency increase is due to the increase in organic salary-related expenses as result of higher headcount to support the increase in revenues, and the additional recurring selling and administrative costs incurred as a result of the acquisition in Spain.

OUP margin in Southern Europe was 4.5% for the first quarter of 2017 compared to 4.3% for 2016. In France, the OUP margin was flat at 4.4% for both the first quarter of 2017 and 2016, as improved operating leverage on increased revenues offset the decline in our gross profit margin. In Italy, the OUP margin increased to 6.2% for the first quarter of 2017 from 6.1% for 2016, due to improved operating leverage partially offset by the decrease in our gross profit margin. Other Southern Europe’s OUP margin increased to 3.4% for the first quarter of 2017 from 2.4% for 2016, due to an increase in the gross profit margin and better expense leveraging as we were able to increase revenues without a similar increase in expenses.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (representing 31.3%, 20.9%, 20.1%, 13.4% and 7.6%, respectively, of Northern Europe’s revenues), revenues from services increased 2.0% (8.8% in constant currency; 7.1% in organic constant currency) in the first quarter of 2017 compared to 2016. We experienced revenue growth in Germany, the Nordics, the Netherlands and Belgium of 12.6%, 9.7%, 29.9% and 9.2% (16.7%, 12.4%, 34.6%, and 13.1%, respectively, in constant currency; 9.6% and 23.7% in organic constant currency in the Nordics and the Netherlands, respectively) and a revenue decline in the United Kingdom of 17.1% (-4.3% constant currency).

The Northern Europe organic constant currency revenue increase of 7.1% is due to increased demand for our staffing/interim services primarily as a result of the favorable impact of two additional billing days, partially offset by reduced demand within our largest client accounts in the United Kingdom. We also experienced growth in our ManpowerGroup Solutions business and a 5.9% constant currency increase (-2.5% as reported) in our permanent recruitment business.

Gross profit margin increased in the first quarter of 2017 compared to 2016 due primarily to the increase in our staffing/interim margin, a constant currency increase in our permanent recruitment business and an increase in our higher-margin ManpowerGroup Solutions business.

Selling and administrative expenses increased 16.1% (23.2% in constant currency; 20.8% in organic constant currency) in the first quarter of 2017 compared to 2016 due primarily to $22.6 million of restructuring costs incurred in the first quarter of 2017 primarily related to severance costs incurred in connection with the further integration of the 7S Group GmbH ("7S") acquisition in Germany, branch and back-office optimization in the United Kingdom and management and back-office optimization along with the integration of the Experis acquisition in the Netherlands. Excluding the restructuring costs, selling and administrative expenses increased 2.6% (8.6% in constant currency; 6.2% in organic constant currency), primarily due to an increase in organic salary-related expenses as result of higher headcount to support the increase in revenues, and the additional recurring selling and administrative costs incurred as a result of the acquisitions.

OUP margin for Northern Europe was 0.9% and 2.7% for the first quarter of 2017 and 2016, respectively. The decrease in the OUP margin was primarily due to the restructuring costs incurred in the first quarter of 2017 partially offset by the improvement in our gross profit margin.

APME

In APME, revenues from services increased 9.7% (7.8% in constant currency) in the first quarter of 2017 compared to 2016. In Japan and Australia (which represent 33.6% and 22.3% of APME’s revenues, respectively), revenues from services increased 4.5% and 8.9%, respectively (3.1% and 4.0%, respectively, in constant currency). The increase in Japan was due to the increase in our staffing/interim business and a 16.0% increase (14.5% in constant currency) in our permanent recruitment business. The increase in Australia was due to the increase in our ManpowerGroup Solutions business, a 14.8% increase (9.2% in constant currency) in our permanent recruitment business and the favorable impact of an additional billing day. The constant currency revenue increase in the remaining markets in APME is due to an increase in our Manpower staffing service revenues, mostly in Korea, India, Thailand and Singapore, and growth in our ManpowerGroup Solutions and permanent recruitment businesses.

Gross profit margin decreased in the first quarter of 2017 compared to 2016 primarily due to a decrease in our staffing/interim margin as a result of direct cost increases in certain markets and changes in business mix, partially offset by an increase of 13.0% in our permanent recruitment business (10.7% constant currency) and growth in our higher-margin ManpowerGroup Solutions business.

Selling and administrative expenses increased 9.3% (7.6% in constant currency) in the first quarter of 2017 compared to 2016. The increase is due to the increase in salary-related costs because of higher headcount to support the increase in revenues and $1.4 million of restructuring costs incurred in Australia in the first quarter of 2017 related to office optimization.

OUP margin for APME was 3.2% in the first quarter of 2017 compared to 3.3% in 2016. The decrease in OUP margin was due to the decrease in our gross profit margin as well as the restructuring costs incurred in the first quarter of 2017.

Right Management

Revenues from services decreased 12.5% (-10.5% in constant currency) in the first quarter of 2017 compared to 2016. The decrease is primarily due to the decrease of 11.8% (-9.7% in constant currency) in our outplacement services, mostly from the non-recurrence of certain client activity within the United States. Our talent management business decreased 15.8% (-14.1% in constant currency) in the first quarter of 2017 compared to 2016 due mostly to softening demand in our European and Asian markets.

Gross profit margin decreased in the first quarter of 2017 compared to 2016 due to the decrease in our outplacement business gross profit margin partially offset by an increase in our talent management business gross profit margin.

Selling and administrative expenses decreased 15.4% (-13.5% in constant currency) in the first quarter of 2017 compared to 2016 primarily due to reduced compensation-related expenses such as salaries and variable-incentive costs due to lower headcount.

OUP margin for Right Management was 15.8% in the first quarter of 2017 compared to 14.9% in 2016. The increase was due to improved operational leverage partially offset by the decline in our gross profit margin.

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

A reconciliation of these Non-GAAP percentage variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended March 31, 2017 Compared to 2016
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisition (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$661.5	(5.9)%	—%	(5.9)%	—%	(5.9)%
Other Americas	364.7	6.4	(2.1)	8.5	—	8.5
	1,026.2	(1.9)	(0.7)	(1.2)	—	(1.2)

Southern Europe:
France	1,137.5	5.4	(3.9)	9.3	—	9.3
Italy	294.4	11.9	(4.1)	16.0	—	16.0
Other Southern Europe	372.0	7.6	(2.2)	9.8	0.8	9.0
	1,803.9	6.9	(3.5)	10.4	0.1	10.3

Northern Europe	1,238.7	2.0	(6.8)	8.8	1.7	7.1
APME	632.4	9.7	1.9	7.8	—	7.8
Right Management	56.0	(12.5)	(2.0)	(10.5)	—	(10.5)
Consolidated	$4,757.2	3.7	(3.0)	6.7	0.5	6.2

Gross Profit	$787.8	1.8	(2.8)	4.6	0.5	4.1
Selling and Administrative Expense	$660.8	2.9	(2.8)	5.7	0.7	5.0
Operating Profit	$127.0	(3.6)	(2.5)	(1.1)	(0.8)	(0.3)

(a)	In millions for the three months ended March 31, 2017.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2017, we had $395.7 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred taxes related to those foreign earnings not considered to be permanently invested.

Cash provided by operating activities was $191.0 million during the three months ended March 31, 2017 compared to $164.6 million during the three months ended March 31, 2016. Changes in operating assets and liabilities provided $69.6 million of cash during the three months ended March 31, 2017 compared to $46.0 million during the three months ended March 31, 2016. These changes are primarily attributable to timing of collections and payments. In March 2017 and March 2016, we sold a portion of our French payroll tax credits earned in 2016 and 2015, respectively, for net proceeds of $143.5 million (€133.0 million) and $143.1 million (€129.9 million), respectively.

Net accounts receivable increased to $4,430.6 million as of March 31, 2017 from $4,413.1 million as of December 31, 2016. This increase is due to changes in currency exchange rates. At constant exchange rates, the March 31, 2017 balance would have been approximately $68.7 million lower than reported.

Capital expenditures were $10.8 million in the three months ended March 31, 2017 compared to $16.6 million in the three months ended March 31, 2016. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The decrease in 2017 compared to 2016 was primarily due to our investment in recruiting centers in 2016 and the timing of capital expenditures in 2017 as we expect higher levels of capital expenditures later in the year.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions, net of cash acquired, was $11.7 million and $13.8 million for the three months ended March 31, 2017 and 2016, respectively. In addition, during the three months ended March 31, 2017, we made payments of $12.9 million for contingent consideration related to previous acquisitions, $10.3 million of which related to our 2015 acquisition of 7S in Germany.

Net debt repayments were $3.7 million in the three months ended March 31, 2017 compared to $15.8 million in the three months ended March 31, 2016.

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

As of March 31, 2017, we had letters of credit totaling $0.8 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.2 million were available to us under the facility as of March 31, 2017.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.60 to 1 and a fixed charge coverage ratio of 5.06 to 1 as of March 31, 2017. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2017, such credit lines totaled $289.7 million and additional borrowings of $251.6 million could have been made under these lines. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

On May 2, 2017 and May 3, 2016, the Board of Directors declared a semi-annual cash dividend of $0.93 and $0.86 per share, respectively. The 2017 dividends will be payable on June 15, 2017 to shareholders of record on June 1, 2017. The 2016 dividends were paid on June 15, 2016 to shareholders of record on June 1, 2016.

In both July 2016 and October 2015, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2017, we repurchased 0.6 million shares at a cost of $57.0 million under the 2016 authorization. During the first quarter of 2016, we repurchased 1.5 million shares at a cost of $117.7 million under the 2015 authorization. As of March 31, 2017, there were 4.2 million shares remaining authorized for repurchase under the 2016 authorization and no shares remaining under the 2015 authorization.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,760.6 million as of March 31, 2017 compared to $1,741.3 million as of December 31, 2016.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $183.1 million and $177.6 million as of March 31, 2017 and December 31, 2016, respectively, consisting of $136.2 million and $130.7 million for guarantees, respectively, and $46.9 million for stand-by letters of credit as of both March 31, 2017 and December 31, 2016. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, we made payments of $6.6 million out of our restructuring reserve that was created in 2013, 2015 and 2017. We expect a majority of the remaining $21.9 million reserve will be paid by the end of 2017.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2016, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements.  Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2016 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In July 2016 , the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. As of March 31, 2017, there were 4.2 million shares remaining authorized for repurchase under the 2016 authorization. The following table shows the total amount of shares repurchased during the first quarter of 2017.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1 - 31, 2017	—		$—	—	4,750,720
February 1 - 28, 2017	403,421	(1)	$97.26	231,247	4,519,473
March 1 - 31, 2017	344,172	(2)	$100.05	344,652	4,174,821
Total	747,593		$98.93	575,899	4,174,821

(1)	Includes 172,174 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

(2)
Includes an adjustment of 480 shares related to shares of common stock previously withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by an officer in settlement of restricted stock.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2017:

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

Compensatory Arrangements of Certain Officers

On May 2, 2017, ManpowerGroup Inc. (the “Company”) entered into a severance agreement with Jonas Prising. This severance agreement replaces a similar agreement that expired May 1, 2017. The new severance agreement expires on the first to occur of (1) the date two years after the occurrence of a change of control of the Company or (2) May 2, 2020, if no such change of control occurs before May 2, 2020. Aside from the new term, the severance agreement is in substantially the same form as the previous agreement.

The foregoing description is qualified in its entirety by reference to the severance agreement filed herewith as exhibit 10.1, which is incorporated by reference into this report.

Item 6 – Exhibits

10.1	Severance Agreement between Jonas Prising and the Company dated as of May 2, 2017.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising. Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: May 5, 2017

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Severance Agreement between Jonas Prising and the Company dated as of May 2, 2017.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising. Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.