Form 10-Q
period 2017-09-30
ManpowerGroup Inc.
filed 2017-11-03
CIK 871763

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
September 30, 2017
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at November 1, 2017
Common Stock, $.01 par value	66,268,536

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	September 30,	December 31,
	2017	2016
CURRENT ASSETS:
Cash and cash equivalents	$666.9	$598.5
Accounts receivable, less allowance for doubtful accounts of $113.6 and $98.2, respectively	5,181.0	4,413.1
Prepaid expenses and other assets	125.7	121.3
Total current assets	5,973.6	5,132.9

OTHER ASSETS:
Goodwill	1,322.0	1,239.9
Intangible assets, less accumulated amortization of $333.3 and $299.8, respectively	288.1	294.4
Other assets	843.7	759.7
Total other assets	2,453.8	2,294.0

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	623.9	567.0
Less: accumulated depreciation and amortization	469.6	419.7
Net property and equipment	154.3	147.3
Total assets	$8,581.7	$7,574.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2017	2016
CURRENT LIABILITIES:
Accounts payable	$2,233.3	$1,914.4
Employee compensation payable	228.7	208.1
Accrued liabilities	462.9	398.6
Accrued payroll taxes and insurance	707.2	649.2
Value added taxes payable	541.4	448.7
Short-term borrowings and current maturities of long-term debt	452.7	39.8
Total current liabilities	4,626.2	3,658.8

OTHER LIABILITIES:
Long-term debt	470.6	785.6
Other long-term liabilities	762.2	683.4
Total other liabilities	1,232.8	1,469.0

SHAREHOLDERS’ EQUITY:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 116,274,608 and 115,115,748 shares, respectively	1.2	1.2
Capital in excess of par value	3,291.7	3,227.2
Retained earnings	2,558.2	2,291.3
Accumulated other comprehensive loss	(290.6)	(426.1)
Treasury stock at cost, 50,022,411 and 48,146,658 shares, respectively	(2,927.8)	(2,731.7)
Total ManpowerGroup shareholders’ equity	2,632.7	2,361.9
Noncontrolling interests	90.0	84.5
Total shareholders’ equity	2,722.7	2,446.4
Total liabilities and shareholders’ equity	$8,581.7	$7,574.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues from services	$5,464.8	$5,088.2	$15,396.8	$14,698.0
Cost of services	4,564.2	4,229.9	12,846.7	12,205.2
Gross profit	900.6	858.3	2,550.1	2,492.8
Selling and administrative expenses	672.7	647.2	2,000.6	1,954.0
Operating profit	227.9	211.1	549.5	538.8
Interest and other expenses	10.9	11.4	36.2	34.4
Earnings before income taxes	217.0	199.7	513.3	504.4
Provision for income taxes	79.3	70.5	184.2	188.1
Net earnings	$137.7	$129.2	$329.1	$316.3
Net earnings per share – basic	$2.06	$1.89	$4.89	$4.46
Net earnings per share – diluted	$2.04	$1.87	$4.84	$4.42
Weighted average shares – basic	66.8	68.4	67.3	70.9
Weighted average shares – diluted	67.6	69.0	68.1	71.6

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings	$137.7	$129.2	$329.1	$316.3
Other comprehensive income (loss):
Foreign currency translation adjustments	46.0	11.8	180.1	33.7
Translation adjustments on net investment hedge, net of income taxes of $(9.3), $(3.2), $(31.0) and $(8.8), respectively	(16.5)	(5.5)	(55.2)	(15.7)
Translation adjustments of long-term intercompany loans	3.3	(11.2)	5.6	(54.3)
Unrealized gain on investments, net of income taxes of $0.2, $0.2, $0.8 and $0.3, respectively	0.9	0.6	3.9	1.1
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.1, $(1.0), $0.3 and $(1.3), respectively	0.4	(3.1)	1.1	(3.5)
Total other comprehensive income (loss)	34.1	(7.4)	135.5	(38.7)
Comprehensive income	$171.8	$121.8	$464.6	$277.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	9 Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$329.1	$316.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62.3	64.0
Deferred income taxes	40.4	36.4
Provision for doubtful accounts	13.7	14.5
Share-based compensation	21.4	21.0
Excess tax benefit on exercise of share-based awards	—	(0.1)
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(399.5)	(277.3)
Other assets	(7.5)	(54.1)
Other liabilities	227.6	281.8
Cash provided by operating activities	287.5	402.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40.2)	(42.6)
Acquisitions of businesses, net of cash acquired	(27.3)	(56.9)
Proceeds from the sale of investments, property and equipment	11.9	3.5
Cash used in investing activities	(55.6)	(96.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(2.4)	(3.9)
Proceeds from long-term debt	0.1	—
Repayments of long-term debt	(0.3)	(6.3)
Payments of contingent consideration for acquisitions	(12.9)	(2.9)
Proceeds from share-based awards and other equity transactions	40.8	5.5
Other share-based award transactions	(18.2)	(6.6)
Repurchases of common stock	(178.0)	(462.6)
Dividends paid	(62.2)	(60.8)
Cash used in financing activities	(233.1)	(537.6)

Effect of exchange rate changes on cash	69.6	3.7
Change in cash and cash equivalents	68.4	(227.4)
Cash and cash equivalents, beginning of year	598.5	730.5
Cash and cash equivalents, end of period	$666.9	$503.1

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$34.1	$33.6
Income taxes paid, net	$87.6	$106.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2017 and 2016
(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K to Shareholders.

The information furnished reflects all adjustments that, in the opinion of management, were necessary for a fair statement of the Consolidated Financial Statements for the periods presented. Such adjustments were of a normal recurring nature, unless otherwise disclosed.

Goodwill and Intangible Assets

In accordance with the accounting guidance for goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived intangible assets at our unit of account level during the third quarter, or more frequently if events or circumstances were to change and such change would more likely than not reduce the fair value of our reporting units below their carrying value.

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2017 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2017 included: expected future revenue growth rates, operating unit profit ("OUP") margins, working capital levels, discount rates ranging from 10.7% to 13.3%, and a terminal value multiple. The expected future revenue growth rates and OUP margins were determined after taking into consideration our historical revenue growth rates and OUP margins, our assessment of future market potential, and our expectations of future business performance.

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

(2) Recently Issued Accounting Standards

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As amended, the new guidance is effective for us in 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption ("modified retrospective approach"). We are currently working through an adoption plan and completed a preliminary analysis of how we currently recognize revenue compared to the accounting treatment required under the new guidance. We expect to complete our adoption plan by the end of 2017. This plan includes a review of client contracts and revenue transactions to determine the impact of the accounting treatment under the new guidance, evaluation of the adoption method, and completing a rollout plan for the new guidance. Additionally, we are in the process of assessing the impact of the new standard on our disclosures and internal controls. Based on our preliminary analysis, we currently believe the adoption of this guidance will not have a material impact on our Consolidated Financial Statements. We will continue to evaluate the impact of this guidance on our Consolidated Financial Statements, disclosures, and internal controls. Our preliminary assessments are subject to change. We plan to adopt the new guidance beginning January 1, 2018 and presently expect to use the modified retrospective approach.
In January 2016, the FASB issued new accounting guidance on financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This new guidance impacts the accounting for our Swiss franchise's investment portfolio. Upon adoption in January 2018, we will recognize the cumulative unrealized gains or losses in our retained earnings, and subsequently, we will recognize all the fair value adjustments on the investment portfolio in the current period earnings, as opposed to other comprehensive loss. As of September 30, 2017 and December 31, 2016, we had an unrecognized gain on investments, net of income taxes, of $22.5 and $18.6, respectively, recorded in accumulated other comprehensive loss.

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

In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairment. The new guidance removes Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. We adopted this guidance effective April 1, 2017, and applied it to our annual impairment test in the third quarter of 2017. Adoption of this guidance had no impact on our Consolidated Financial Statements.

In March 2017, the FASB issued new guidance on the presentation of net periodic pension and postretirement benefit cost ("net benefit cost"). Under current GAAP, net benefit cost is reported as an employee cost within operating income. The amendment requires bifurcation of net benefit cost. The service cost component will be presented with other employee compensation cost in operating income or capitalized in assets in rare circumstances. The other components will be reported separately outside of operations, and will not be eligible for capitalization. The guidance is effective for us in 2018 and should be applied retrospectively. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements. For the nine months ended September 30, 2017, the service cost component was $7.5 and the net other components was $1.7. For the year ended December 31, 2016, the service cost component was $8.0 and the net other components was a credit of $4.6.

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

In August 2017, the FASB issued new guidance on hedge accounting. The amendments in this guidance include the elimination of the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges, recognition and presentation of changes in the fair value of the hedging instrument, recognition and presentation of components excluded from an entity's hedge effectiveness assessment, addition of the ability to elect to perform subsequent effectiveness assessments qualitatively, and addition of new disclosure requirements. The guidance is effective for us in 2019. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

(3) Share-Based Compensation Plans

During the three months ended September 30, 2017 and 2016, we recognized share-based compensation expense of $6.6 and $6.1, respectively, and $21.4 and $21.0 for the nine months ended September 30, 2017 and 2016, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $42.9 and $7.2 for the nine months ended September 30, 2017 and 2016, respectively.

In January 2017, we adopted the new accounting guidance on share-based payments. This guidance requires all excess tax benefits and tax deficiencies from share-based compensation to be recognized as income tax expense or benefit in the income statement rather than capital in excess of par value on a prospective basis. The guidance also requires the excess tax benefit or deficiency to be classified as an operating activity rather than a financing activity in our Consolidated Statements of Cash Flows. To eliminate diversity in practice, the guidance also requires that cash payments to tax authorities in connection with shares withheld to meet employees' statutory tax withholding requirements are to be included retrospectively, for all periods presented, as financing activities in our Consolidated Statements of Cash Flows, consistent with our methodology. We recorded tax benefits related to share-based compensation of $1.1 and $5.5, or $0.02 and $0.08 per share, for the third quarter and first nine months, respectively, of 2017.

(4) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration for acquisitions, net of cash acquired, was $27.3 and $56.9 for the nine months ended September 30, 2017 and 2016, respectively. In addition, during the nine months ended September 30, 2017, we made payments of $12.9 for contingent consideration related to previous acquisitions, $10.3 of which related to our 2015 acquisition of 7S in Germany. During the nine months ended September 30, 2016, we made payments of $2.9 for contingent consideration related to previous acquisitions.

(5) Restructuring Costs

We recorded net restructuring costs of $34.5 during the nine months ended September 30, 2017 in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the nine months ended September 30, 2017, we made payments of $17.6 out of our restructuring reserve. We expect a majority of the remaining $21.4 reserve will be paid out by the end of 2017.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2017	$0.4	$1.3	$2.6	$0.1	$0.1	$—	$4.5
Severance costs	5.8	—	15.6	0.9	1.4	1.0	24.7
Office closure costs and other	0.5	—	8.2	0.5	0.6	—	9.8
Costs paid or utilized	(3.7)	(0.4)	(11.4)	(1.1)	(0.3)	(0.7)	(17.6)
Balance, September 30, 2017	$3.0	$0.9	$15.0	$0.4	$1.8	$0.3	$21.4

(1) Balances related to the United States were $0.4 and $2.6 as of January 1, 2017 and September 30, 2017, respectively.
(2) Balances related to France were $1.3 and $0.9 as of January 1, 2017 and September 30, 2017, respectively. Italy had no restructuring reserves recorded as of either January 1, 2017 or September 30, 2017.

(6) Income Taxes

We recorded income tax expense at an effective rate of 36.5% for the three months ended September 30, 2017, as compared to an effective rate of 35.3% for the three months ended September 30, 2016. The 2017 rate compared to the 2016 rate was unfavorably impacted by an increase in expected repatriations and a higher French business tax. The 36.5% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, expected repatriations and other permanent items.

We recorded income tax expense at an effective rate of 35.9% for the nine months ended September 30, 2017, as compared to an effective rate of 37.3% for the nine months ended September 30, 2016. The 2017 rate compared to the 2016 rate was favorably impacted by the adoption of the new accounting guidance for share-based payments effective January 1, 2017 (see Note 3 to the Consolidated Financial Statements for further information), the tax benefit related to the favorable settlement of an audit and the net release of valuation allowances. We currently expect a 2017 annual effective tax rate of approximately 36% to 37% as these benefits will partly offset the impact of the French business tax, expected repatriations and other permanent items for the year.

As of September 30, 2017, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $39.5 that would favorably affect the effective tax rate if recognized. As of December 31, 2016, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $44.0. The reduction in this amount is the result of the settlement of the audit noted above that resulted in the recognition of tax benefits claimed in the years subject to examination. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2009 through 2016 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of September 30, 2017, we were subject to tax audits in Austria, Canada, Denmark, France, Germany, Italy, Portugal and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings available to common shareholders	$137.7	$129.2	$329.1	$316.3

Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	66.8	68.4	67.3	70.9
Effect of dilutive securities - stock options	0.2	0.2	0.2	0.2
Effect of other share-based awards	0.6	0.4	0.6	0.5
Weighted-average common shares outstanding - diluted	67.6	69.0	68.1	71.6

Net earnings per share - basic	$2.06	$1.89	$4.89	$4.46
Net earnings per share - diluted	$2.04	$1.87	$4.84	$4.42

There were 0.1 million and 0.7 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended September 30, 2017 and 2016, respectively, and the calculation of net earnings per share – diluted for the nine months ended September 30, 2017 and 2016, respectively, because their impact was anti-dilutive.

(8) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,322.0	$—	$1,322.0	$1,239.9	$—	$1,239.9
Intangible assets:
Finite-lived:
Customer relationships	$451.2	$319.3	$131.9	$426.2	$287.2	$139.0
Other	19.2	14.0	5.2	17.2	12.6	4.6
	470.4	333.3	137.1	443.4	299.8	143.6
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	99.0	—	99.0	98.8	—	98.8
	151.0	—	151.0	150.8	—	150.8
Total intangible assets	$621.4	$333.3	$288.1	$594.2	$299.8	$294.4

(1) Balances were net of accumulated impairment loss of $513.4 as of both September 30, 2017 and December 31, 2016.
(2) Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2017 and December 31, 2016.

Total consolidated amortization expense related to intangible assets for the remainder of 2017 is expected to be $9.0 and in each of the next five years is expected to be as follows: 2018 - $33.0, 2019 - $28.8, 2020 - $24.1, 2021 - $13.0 and 2022 - $9.4.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2017	$516.4	$97.0	$421.9	$77.0	$62.1	$65.5	$1,239.9
Goodwill acquired	—	9.4	0.1	11.2	—	—	20.7
Currency and other impacts	3.1	13.1	41.4	3.8	—	—	61.4
Balance, September 30, 2017	$519.5	$119.5	$463.4	$92.0	$62.1	$65.5	$1,322.0

(1) Balances related to the United States were $476.5 as of both January 1, 2017 and September 30, 2017.
(2) Balances related to France were $66.8 and $75.1 as of January 1, 2017 and September 30, 2017, respectively. Balances related to Italy were $4.4 and $4.9 as of January 1, 2017 and September 30, 2017, respectively.
(3) The majority of the Corporate balance relates to goodwill attributable to our acquisition of Jefferson Wells ($55.5), which is now part of the United States reporting unit. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.

Goodwill balances by reporting unit were as follows:

	September 30,	January 1,
	2017	2017
United States	$532.0	$532.0
Germany	133.4	121.4
Netherlands	124.5	110.9
United Kingdom	88.4	81.4
France	75.1	66.8
Right Management	62.1	62.1
Other reporting units	306.5	265.3
Total goodwill	$1,322.0	$1,239.9

(9) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$2.7	$1.3	$7.5	$4.7
Interest cost	2.9	2.8	8.4	8.8
Expected return on assets	(2.8)	(2.8)	(8.0)	(8.7)
Curtailment and settlement gain	—	(6.8)	—	(6.8)
Other	0.1	0.4	1.4	1.0
Total benefit cost	$2.9	$(5.1)	$9.3	$(1.0)

	Retiree Health Care Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest cost	$0.1	$0.1	$0.4	$0.5
Net loss	0.1	—	0.1	—
Prior service credit	(0.3)	(0.2)	(0.6)	(0.6)
Total benefit cost	$(0.1)	$(0.1)	$(0.1)	$(0.1)

During the three and nine months ended September 30, 2017, contributions made to our pension plans were $2.0 and $7.2, respectively, and contributions made to our retiree health care plan were $0.3 and $0.8, respectively. During 2017, we expect to make total contributions of approximately $9.6 to our pension plans and to fund our retiree health care payments as incurred.

(10) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	December 31,
	2017	2016
Foreign currency translation	$(109.0)	$(289.1)
Translation (loss) gain on net investment hedge, net of income taxes of $(19.8) and $11.2, respectively	(30.4)	24.8
Translation loss on long-term intercompany loans	(128.1)	(133.7)
Unrealized gain on investments, net of income taxes of $5.0 and $4.2, respectively	22.5	18.6
Defined benefit pension plans, net of income taxes of $(27.3) and $(27.8), respectively	(49.0)	(50.4)
Retiree health care plan, net of income taxes of $1.9 and $2.1, respectively	3.4	3.7
Accumulated other comprehensive loss	$(290.6)	$(426.1)

Noncontrolling Interests

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries for which we have a controlling financial interest.
Net earnings attributable to these noncontrolling interests were $1.3 and $2.8 for the three months ended September 30, 2017 and 2016, respectively, and $5.7 and $6.5 for the nine months ended September 30, 2017 and 2016, respectively, which were recorded as expenses in interest and other expenses in our Consolidated Statements of Operations.

Dividends

On May 2, 2017 and May 3, 2016, the Board of Directors declared a semi-annual cash dividend of $0.93 and $0.86 per share, respectively. The 2017 dividends were paid on June 15, 2017 to shareholders of record on June 1, 2017. The 2016 dividends were paid on June 15, 2016 to shareholders of record on June 1, 2016.

On November 1, 2017 and November 2, 2016, the Board of Directors declared a semi-annual cash dividend of $0.93 and $0.86 per share, respectively. The 2017 dividends are payable on December 15, 2017 to shareholders of record on December 1, 2017. The 2016 dividends were paid on December 15, 2016 to shareholders of record on December 1, 2016.

Share Repurchases

In both July 2016 and October 2015, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first nine months of 2017, we repurchased a total of 1.7 million shares at a cost of $178.0 under the 2016 authorization. During the first nine months of 2016, we repurchased a total of 6.4 million shares comprised of 5.3 million shares under the 2015 authorization and 1.1 million shares under the 2016 authorization, at a total cost of $462.6. As of September 30, 2017, there were 3.0 million shares remaining authorized for repurchase under the 2016 authorization and no shares remaining authorized for repurchase under the 2015 authorization.

(11) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest expense	$9.7	$9.2	$28.1	$27.9
Interest income	(1.2)	(1.0)	(3.4)	(2.5)
Foreign exchange losses	0.1	—	0.4	1.6
Miscellaneous expenses, net	2.3	3.2	11.1	7.4
Interest and other expenses	$10.9	$11.4	$36.2	$34.4

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

A portion of the €400.0 ($470.0) notes due September 2022 and the €350.0 ($413.2) notes due June 2018 was designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of September 30, 2017. For this portion of the Euro-denominated notes, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive loss, net of taxes. As of September 30, 2017 and December 31, 2016, we had an unrealized loss of $26.2 and an unrealized gain of $29.0, respectively, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

As our €350.0 ($413.2) notes are due within the next twelve months, these notes are included in short-term borrowings and current maturities of long-term debt as of September 30, 2017, but were included in long-term debt as of December 31, 2016.

On occasion, forward contracts are designated as a hedge of our net investment in our foreign subsidiaries. We had a translation loss of $4.2 as of both September 30, 2017 and December 31, 2016, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. There was no impact and a loss of $0.1 recorded for the three months ended September 30, 2017 and 2016, respectively, and no impact and a loss of $1.4 recorded for the nine months ended September 30, 2017 and 2016, respectively, in interest and other expenses associated with those forward contracts, which offset the loss and gain recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$95.4	$95.4	$—	$—
	$95.4	$95.4	$—	$—

Liabilities
Foreign currency forward contracts	$0.1	$—	$0.1	$—
	$0.1	$—	$0.1	$—

		Fair Value Measurements Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$86.8	$86.8	$—	$—
	$86.8	$86.8	$—	$—

Liabilities
Foreign currency forward contracts	$0.2	$—	$0.2	$—
	$0.2	$—	$0.2	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the value from either directly or indirectly observable inputs from third parties.

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $929.9 and $831.6 as of September 30, 2017 and December 31, 2016, respectively, compared to a carrying value of $883.2 and $785.2, respectively.

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

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues from services:
Americas:
United States (a)	$659.9	$723.7	$1,992.7	$2,152.1
Other Americas	401.6	383.7	1,151.9	1,082.2
	1,061.5	1,107.4	3,144.6	3,234.3
Southern Europe:
France	1,481.7	1,277.8	3,975.5	3,608.8
Italy	386.1	299.0	1,047.0	861.9
Other Southern Europe	450.6	389.5	1,235.5	1,114.7
	2,318.4	1,966.3	6,258.0	5,585.4

Northern Europe	1,367.9	1,300.1	3,888.3	3,836.3
APME	665.4	650.9	1,941.2	1,841.7
Right Management	51.6	63.5	164.7	200.3
Consolidated (b)	$5,464.8	$5,088.2	$15,396.8	$14,698.0

Operating unit profit: (c)
Americas:
United States	$43.6	$41.0	$114.6	$103.8
Other Americas	16.0	14.0	41.4	39.4
	59.6	55.0	156.0	143.2
Southern Europe:
France	77.1	68.9	197.4	183.6
Italy	24.2	18.4	70.0	57.3
Other Southern Europe	16.2	13.7	41.4	34.1
	117.5	101.0	308.8	275.0

Northern Europe	49.4	53.9	93.6	124.2
APME	27.4	25.3	70.8	66.8
Right Management	8.1	8.8	25.4	32.8
	262.0	244.0	654.6	642.0
Corporate expenses	(25.3)	(23.9)	(79.5)	(76.2)
Intangible asset amortization expense	(8.8)	(9.0)	(25.6)	(27.0)
Operating profit	227.9	211.1	549.5	538.8
Interest and other expenses	(10.9)	(11.4)	(36.2)	(34.4)
Earnings before income taxes	$217.0	$199.7	$513.3	$504.4

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.9 and $4.1 for the three months ended September 30, 2017 and 2016, respectively, and $11.0 and $11.1 for the nine months ended September 30, 2017 and 2016, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $164.3 and $179.8 for the three months ended September 30, 2017 and 2016, respectively, and $487.6 and $511.5 for the nine months ended September 30, 2017 and 2016, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $6.4 and $6.3 for the three months ended September 30, 2017 and 2016, respectively, and $17.5 and $17.2 for the nine months ended September 30, 2017 and 2016, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $272.9 and $273.1 for the three months ended September 30, 2017 and 2016, respectively, and $759.3 and $762.1 for the nine months ended September 30, 2017 and 2016, respectively.

(c)
We evaluate segment performance based on OUP, which is equal to segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to acquisitions, interest and other income and expense amounts or income taxes.

(14) Contingencies

On April 26, 2017, the sellers of 7S Group GmbH ("7S"), a company we acquired in 2015, initiated a process under the acquisition agreement to dispute the contingent consideration related to the acquisition and are claiming an additional $24.6 (€20.8), plus interest. We believe no further amounts are due and intend to vigorously dispute their claims through this process. We are not currently able to predict the outcome of this process or the timing of any resolution, and consequently, no amounts have been recorded in the Consolidated Financial Statements.

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

The United States dollar was weaker relative to the currencies in Europe and Other Americas during the third quarter of 2017, having a favorable impact on our third quarter reported results. While our reported revenues from services increased 7.4% over the third quarter of 2016 and our reported operating profit increased 7.9%, these results were impacted by the changes in foreign currency exchange rates and may not reflect the performance of our underlying business. During the third quarter of 2017, the changes in the foreign currency exchange rates had a 3.1% favorable impact on revenues from services, a 3.5% favorable impact on operating profit and an approximately $0.06 per share favorable impact on net earnings per share – diluted. During the first six months of 2017, and on average for the nine months ended September 30, 2017, the United States dollar was stronger relative to the currencies in most of our major markets, specifically in Europe, having an unfavorable impact on our reported results. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In the three months ended September 30, 2017, we experienced constant currency revenue growth in most of our markets. Our consolidated revenues were up 4.3% in constant currency in the quarter, a slight deceleration from the 5.6% constant currency growth in the second quarter of 2017 due primarily to the higher level of growth for the third quarter in the comparable prior year period. After adjusting for billing days, our organic constant currency revenue growth was 5% in the third quarter with moderate seasonal growth coming in the first two months and ending with more accelerated growth of over 6% in September. We experienced improving economic conditions in Europe and most of our major markets. Our staffing/interim business had solid growth in the quarter, along with a 4.9% constant currency increase (7.3% as reported) in our permanent recruitment business and strong growth in our ManpowerGroup Solutions business, mainly driven by our Proservia business. At Right Management, we have experienced decreased demand for our outplacement services, due to the counter-cyclical nature of this business, and our talent management services.

Our gross profit margin in the third quarter of 2017 compared to 2016 decreased primarily due to the decline in our staffing/interim gross profit margin because of changes in business mix and decreased demand for our higher-margin Right Management services. These declines were partially offset by improved margins in our ManpowerGroup Solutions business mainly driven by our Proservia business.

Our profitability improved in the third quarter of 2017 with operating profit up 7.9% (4.4% in constant currency and 4.7% in organic constant currency) and operating profit margin up 10 basis points compared to the third quarter of 2016. We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational and cost structures, while investing appropriately to support the growth in the business and enhance our productivity and technology and digital capabilities. We experienced improved operational leverage in the quarter as we were able to support a higher revenue level without a similar increase in expenses due to strong cost management and continued focus on operational efficiency throughout our businesses.

In September 2017, the French government released its preliminary 2018 budget, which calls for a reduction in the French payroll tax credits rate from the current 7% level to 6% of eligible wages, starting in January 2018. We expect this reduction to have an estimated unfavorable impact of approximately $2.3 million (€2.0 million) on our gross profit for the year ended December 31, 2017, based on the estimated wage payments to be made in January 2018, and an estimated unfavorable impact of approximately $30.6 million (€27.0 million) on our 2018 gross profit. We plan to mitigate this impact to the greatest extent possible with various pricing initiatives and productivity improvements. The French government has also indicated in the preliminary budget that beginning in 2019 the French payroll tax credits will be replaced by a payroll tax subsidy ranging from 6.0% to 9.9% of eligible wages, for which the benefit may be further reduced by both profit sharing and income taxes. The details of the payroll tax subsidy are still being finalized and may change significantly; therefore, we cannot estimate the impact that this change will have on our future financial results subsequent to 2018.

Operating Results - Three Months Ended September 30, 2017 and 2016

The following table presents selected consolidated financial data for the three months ended September 30, 2017 as compared to 2016.

(in millions, except per share data)	2017	2016	Variance	Constant Currency Variance
Revenues from services	$5,464.8	$5,088.2	7.4%	4.3%
Cost of services	4,564.2	4,229.9	7.9	4.7
Gross profit	900.6	858.3	4.9	2.1
Gross profit margin	16.5%	16.9%
Selling and administrative expenses	672.7	647.2	3.9	1.3
Operating profit	227.9	211.1	7.9	4.4
Operating profit margin	4.2%	4.1%
Interest and other expenses	10.9	11.4	(5.0)
Earnings before income taxes	217.0	199.7	8.7	5.3
Provision for income taxes	79.3	70.5	12.4
Effective income tax rate	36.5%	35.3%
Net earnings	$137.7	$129.2	6.6	3.5
Net earnings per share – diluted	$2.04	$1.87	9.1	5.9
Weighted average shares – diluted	67.6	69.0	(2.1)%

The year-over-year increase in revenues from services of 7.4% (4.3% in constant currency and 4.0% in organic constant currency) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 12.0% (17.9% as reported) and 1.5% (5.2% as reported), respectively. This included a constant currency revenue increase in France of 10.2% (16.0% as reported) primarily due to continued solid growth in the staffing market and Proservia business and a 8.1% constant currency increase (13.9% as reported) in the permanent recruitment business. This increase also included a constant currency revenue increase in Italy of 22.7% (29.1% as reported) due to increased demand for our Manpower staffing services and a 19.5% constant currency increase (25.8% as reported) in the permanent recruitment business. We also experienced constant currency revenue growth in Germany, the Nordics, Spain, the Netherlands and Belgium of 8.9%, 7.3%, 11.6%, 0.5% and 1.7%, respectively (14.7%, 12.6%, 17.5%, 5.8% and 7.1%, respectively, as reported; 6.2% and 3.6%, in organic constant currency in the Nordics and Spain, respectively);

•
revenue increase in APME of 3.6% in constant currency (2.2% as reported) primarily due to an increase in our staffing/interim revenues, a 9.2% constant currency increase (10.3% as reported) in our permanent recruitment business, and an increase in our ManpowerGroup Solutions business;

•	a 3.1% increase due to the impact of changes in currency exchange rates; and

•	our acquisitions in Southern Europe, Northern Europe and APME, which added approximately 0.3% revenue growth to our consolidated results on a constant currency basis; partially offset by

•
a revenue decrease in the United States of 8.8% primarily driven by a decline in demand for our Manpower staffing services, a decrease in our Experis interim services, specifically within the IT sector, and a decrease in our ManpowerGroup Solutions business due to roll off of certain project work;

•
decreased demand for services at Right Management, where revenues decreased 19.6% in constant currency (-18.8% as reported), including a 19.0% constant currency decrease (-18.4% as reported) in our outplacement services as well as a 21.3% constant currency decline (-20.0% as reported) in our talent management business; and

•	the unfavorable impact of approximately 1.0% in constant currency due to one fewer billing day in the quarter.

The year-over-year 40 basis point (-0.40%) decrease in gross profit margin was primarily attributed to:

•	a 40 basis point (-0.40%) unfavorable impact from the decline in our Manpower staffing margin, particularly in France, Italy, Germany and the Nordics, due primarily to changes in business mix; and

•	a 10 basis point (-0.10%) unfavorable impact from decreased demand in our outplacement management business at Right Management; partially offset by

•	a 10 basis point (0.10%) favorable impact from improved margins in our ManpowerGroup Solutions business mainly driven by our Proservia business.

The 3.9% increase in selling and administrative expenses in the third quarter of 2017 (1.3% in constant currency; 0.9% in organic constant currency) was primarily attributed to:

•
a 19.0% increase in constant currency (22.3% as reported; 18.5% in organic constant currency) in consulting costs, primarily related to certain technology projects and back-office and delivery-model optimization activities;

•	the pension curtailment and favorable lease termination gains of $8.1 million in Northern Europe in the third quarter of 2016, which did not recur in the third quarter of 2017;

•	a 2.6% increase due to the impact of changes in the currency exchange rates; and

•
the additional recurring selling and administrative costs of $3.1 million incurred as a result of acquisitions in Southern Europe, Northern Europe and APME completed since the third quarter of 2016; partially offset by

•
a 7.2% constant currency decrease (-4.8% as reported) in organic non-personnel related costs, excluding consulting costs and the pension curtailment and favorable lease termination gains in the third quarter of 2016, as a result of our strong focus on productivity and efficiency.

Selling and administrative expenses as a percent of revenues decreased 40 basis points (-0.40%) in the third quarter of 2017 compared to the third quarter of 2016 due to a 60 basis point (-0.60%) favorable impact from better expense leverage as a result of our strong focus on productivity and efficiency and a 10 basis point (-0.10%) decrease due to the impact on business mix of the changes in currency exchange rates. These decreases were partially offset by a 20 basis point (0.20%) unfavorable impact due to the pension curtailment and favorable lease termination gains in the third quarter of 2016, which did not recur in the third quarter of 2017, and a 10 basis point (0.10%) unfavorable impact due to the higher consulting costs incurred in the third quarter of 2017.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $10.9 million in the third quarter of 2017 compared to $11.4 million in the third quarter of 2016. Net interest expense increased $0.3 million in the third quarter of 2017 to $8.5 million from $8.2 million in the third quarter of 2016 due to slightly higher debt levels, partially offset by an increase in interest income due to the higher interest rates on investments. Foreign exchange losses in the third quarter of 2017 were $0.1 million compared to zero in the third quarter of 2016. Miscellaneous expenses decreased to $2.3 million in the third quarter of 2017 from $3.2 million in the third quarter of 2016 due primarily to a decrease in expenses related to net earnings attributable to noncontrolling interests.

We recorded income tax expense at an effective rate of 36.5% for the three months ended September 30, 2017, as compared to an effective rate of 35.3% for the three months ended September 30, 2016. The 2017 rate compared to the 2016 rate was unfavorably impacted by an increase in expected repatriations and a higher French business tax. The 36.5% effective tax rate in the quarter was higher than the United States Federal statutory rate of 35% due primarily to the French business tax, expected repatriations and other permanent items.

Net earnings per share - diluted was $2.04 and $1.87 for the three months ended September 30, 2017 and 2016, respectively. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.06 per share for the three months ended September 30, 2017.

Weighted average shares - diluted decreased 2.1% to 67.6 million for the three months ended September 30, 2017 from 69.0 million for the three months ended September 30, 2016. This decrease is due to the impact of share repurchases completed since the third quarter of 2016, partially offset by shares issued as a result of exercises and vesting of share-based awards since the third quarter of 2016.

Operating Results - Nine Months Ended September 30, 2017 and 2016

The following table presents selected consolidated financial data for the nine months ended September 30, 2017 as compared to 2016.

(in millions, except per share data)	2017	2016	Variance	Constant Currency Variance
Revenues from services	$15,396.8	$14,698.0	4.8%	5.5%
Cost of services	12,846.7	12,205.2	5.3	6.0
Gross profit	2,550.1	2,492.8	2.3	3.0
Gross profit margin	16.6%	17.0%
Selling and administrative expenses	2,000.6	1,954.0	2.4	3.3
Operating profit	549.5	538.8	2.0	2.0
Operating profit margin	3.6%	3.7%
Interest and other expenses	36.2	34.4	5.1
Earnings before income taxes	513.3	504.4	1.8	1.8
Provision for income taxes	184.2	188.1	(2.1)
Effective income tax rate	35.9%	37.3%
Net earnings	$329.1	$316.3	4.1	4.1
Net earnings per share – diluted	$4.84	$4.42	9.5	9.5
Weighted average shares – diluted	68.1	71.6	(5.0)%

The year-over-year increase in revenues from services of 4.8% (5.5% in constant currency and 5.0% in organic constant currency) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 11.9% (12.0% as reported) and 4.1% (1.4% as reported; 3.0% in organic constant currency), respectively. This included a constant currency revenue increase in France of 10.2% (10.2% as reported) primarily due to the strong growth in our large client accounts within the staffing market and growth in our Proservia business and a 4.8% constant currency increase (4.5% as reported) in the permanent recruitment business. This increase also included a constant currency revenue increase in Italy of 21.5% (21.5% as reported) due to increased demand for our Manpower staffing services and a 22.8% constant currency increase (22.1% as reported) in the permanent recruitment business. We also experienced constant currency revenue growth in Germany, the Netherlands, the Nordics, Spain and Belgium of 11.7%, 16.1%, 8.7%, 9.1% and 5.5%, respectively (11.6%, 15.9%, 7.8%, 9.3% and 5.4%, respectively, as reported; 10.2%, 6.7% and 2.8% in organic constant currency in the Netherlands, the Nordics and Spain, respectively);

•
revenue increase in APME of 5.5% in constant currency (5.4% as reported) primarily due to an increase in our staffing/interim revenues, an increase in our ManpowerGroup Solutions business and 8.2% constant currency increase (9.0% as reported) in our permanent recruitment business; and

•	our acquisitions in Southern Europe, Northern Europe and APME, which added approximately 0.5% revenue growth to our consolidated results on a constant currency basis; partially offset by

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

•
decreased demand for services at Right Management, where revenues decreased 16.7% in constant currency (-17.8% as reported), including a 15.5% constant currency decrease (-16.8% as reported) in our outplacement services as well as a 21.0% constant currency decline (-21.4% as reported) in our talent management business;

•	the unfavorable impact of approximately 1.0% in constant currency due to one fewer billing day in the first nine months of 2017; and

•	a 0.7% decrease due to the impact of changes in currency exchange rates.

The year-over-year 40 basis point (0.40%) decrease in gross profit margin was primarily attributed to:

•	a 30 basis point (-0.30%) unfavorable impact from the decline in our Manpower staffing margin, particularly in France, Italy, Germany and the Nordics, due primarily to changes in business mix; and

•	a 10 basis point (-0.10%) unfavorable impact from decreased demand in our outplacement business at Right Management.

The 2.4% increase in selling and administrative expenses for the nine months ended September 30, 2017 (3.3% in constant currency; 2.6% in organic constant currency) was primarily attributed to:

•
restructuring costs of $34.5 million incurred in the first nine months of 2017, comprised of $6.3 million in the Americas, $23.8 million in Northern Europe, $1.4 million in APME, $2.0 million in Right Management and $1.0 million in corporate expenses;

•
a 13.5% increase in constant currency (12.8% as reported; 12.1% in organic constant currency) in consulting costs primarily related to certain technology projects and back-office and delivery-model optimization activities;

•
a 0.5% increase in constant currency (-0.3% as reported) in organic salary-related costs, primarily because of additional headcount to support the increased demand for our services specifically in Southern Europe, Northern Europe and APME;

•
the additional recurring selling and administrative costs of $13.5 million incurred as a result of the acquisitions in Southern Europe, Northern Europe and APME completed since the third quarter of 2016; and

•
the pension curtailment and favorable lease termination gains of $8.1 million in Northern Europe in the nine months ended September 30, 2016, which did not recur in the nine months ended September 30, 2017; partially offset by

•
a 3.0% constant currency decrease (-3.7% as reported) in organic non-personnel related costs, excluding restructuring costs, consulting costs and the pension curtailment and favorable lease termination gains in the first nine months of 2016, as a result of our strong focus on productivity and efficiency; and

•	a 0.9% decrease due to the impact of changes in the currency exchange rates.

Selling and administrative expenses as a percent of revenues decreased 30 basis points (0.30%) in the nine months ended September 30, 2017 compared to 2016 due to a 70 basis point (-0.70%) favorable impact from better expense leverage as a result of our strong focus on productivity and efficiency, partially offset by a 20 basis point (0.20%) unfavorable impact due to the restructuring costs incurred in the first nine months of 2017, a 10 basis point (0.10%) unfavorable impact due to the consulting costs incurred in the first nine months of 2017, and a 10 basis point (0.10%) unfavorable impact due to the pension curtailment and favorable lease termination gains in the first nine months of 2016, which did not recur in the first nine months of 2017.

Interest and other expenses were $36.2 million for the nine months ended September 30, 2017 compared to $34.4 million for the nine months ended September 30, 2016. Net interest expense decreased $0.7 million for the nine months ended September 30, 2017 to $24.7 million from $25.4 million for the nine months ended September 30, 2016 due to an increase in interest income as a result of higher interest rates on investments. Foreign exchange losses in the nine months ended September 30, 2017 were $0.4 million compared to $1.6 million for the nine months ended September 30, 2016. Miscellaneous expenses increased to $11.1 million for the nine months ended September 30, 2017 from $7.4 million for the nine months ended September 30, 2016 due primarily to a loss on an investment in the first quarter of 2017 and a gain on the sale of an investment in the second quarter of 2016.

We recorded income tax expense at an effective rate of 35.9% for the nine months ended September 30, 2017, as compared to an effective rate of 37.3% for the nine months ended September 30, 2016. The 2017 rate compared to the 2016 rate was favorably impacted by the adoption of the new accounting guidance for share-based payments effective January 1, 2017 (see Note 3 to the Consolidated Financial Statements for further information), the tax benefit related to the favorable settlement of an audit and the net release of valuation allowances. We currently expect a 2017 annual effective tax rate of approximately 36% to 37% as these benefits will partly offset the impact of the French business tax, expected repatriations and other permanent items for the year.

Net earnings per share - diluted was $4.84 and $4.42 for the nine months ended September 30, 2017 and 2016, respectively. Restructuring costs recorded in the nine months ended September 30, 2017 negatively impacted net earnings per share - diluted by approximately $0.41 per share, net of tax. The tax benefit related to the favorable settlement of an audit and the adoption of the new accounting guidance for share-based payments (see Note 3 to the Consolidated Financial Statements for further information) positively impacted net earnings per share - diluted by approximately $0.13 and $0.08, respectively, for the nine months ended September 30, 2017. We do not expect the tax benefit related to the adoption of the new accounting guidance to have a material impact on net earnings in the last quarter of 2017.

Weighted average shares - diluted decreased 5.0% to 68.1 million for the nine months ended September 30, 2017 from 71.6 million for the nine months ended September 30, 2016. This decrease is due to the impact of share repurchases completed since the third quarter of 2016, partially offset by shares issued as a result of exercises and vesting of share-based awards since the third quarter of 2016.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 4.1% (-4.5% in constant currency) in the third quarter of 2017 compared to 2016. In the United States, revenues from services decreased 8.8% in the third quarter of 2017 compared to 2016, driven by a decline in demand for our Manpower staffing services, a decrease in our Experis interim services, specifically within the IT sector, a decrease in our ManpowerGroup Solutions business due to the roll off of certain project work, and an unfavorable impact from one fewer billing day. In Other Americas, revenues from services increased 4.7% (3.6% in constant currency) in the third quarter of 2017 compared to 2016. We experienced constant currency revenue growth in Mexico, Argentina, Colombia and Peru of 15.4%, 20.0%, 4.4%, and 4.7%, respectively (21.4%, 3.8%, 3.5% and 7.8%, respectively, as reported). These increases were partially offset by the decrease in Brazil of 47.6% in constant currency (-46.2% as reported) due to the non-recurrence of the business associated with the Rio Olympics in 2016. The increase in Argentina is primarily due to inflation. There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years. As of September 30, 2017, the Argentina economy has not been designated as hyper-inflationary for accounting purposes. We are closely monitoring any developments in Argentina and currently do not expect any material impact on our Consolidated Financial Statements if this economy is deemed hyper-inflationary. During the third quarter of 2017, our operations in Puerto Rico were negatively impacted by the effects of the hurricanes. While this did not have a significant impact on our financial results in the third quarter of 2017, we continue to monitor our operations given the ongoing economic difficulties in that market, including our work for the Puerto Rican government, which recently filed for bankruptcy.

In the Americas, revenues from services decreased 2.8% (-2.4% in constant currency) in the nine months ended September 30, 2017 compared to 2016. In the United States, revenues from services decreased 7.4% in the nine months ended September 30, 2017 compared to 2016, driven by a decline in demand for our Manpower staffing services, mainly due to the prolonged weakness in the manufacturing sector of the economy, a decrease in our Experis interim services, specifically within the IT sector because of decreased demand by several large clients, a decrease in our ManpowerGroup Solutions business due to a specific client loss and roll off of certain project work, and an unfavorable impact from one fewer billing day. In Other Americas, revenues from services increased 6.4% (7.5% in constant currency) in the nine months ended September 30, 2017 compared to 2016. We experienced constant currency revenue growth in Mexico, Canada, Argentina, Colombia and Peru of 12.7%, 5.0%, 19.6%, 4.3% and 7.5%, respectively (9.9%, 6.1%, 7.3%, 8.4% and 10.8%, respectively, as reported). The increase in Argentina is primarily due to inflation. These increases were partially offset by the decrease in Brazil of 25.4% in constant currency (-17.3% as reported) due to the non-recurrence of the business associated with the Rio Olympics in 2016.

Gross profit margin decreased in the third quarter of 2017 compared to 2016 due to the decrease of 6.9% (-7.2% in constant currency) in our permanent recruitment business partially offset by the improved staffing/interim margin in the United States due to lower direct costs primarily related to workers' compensation and health care costs.

Gross profit margin increased in the first nine months of 2017 compared to 2016 as a result of improved staffing/interim margin in the United States due to lower direct costs primarily related to workers' compensation and health care costs, partially offset by the decrease of 3.6% (-3.6% in constant currency) in our permanent recruitment business and decreases in our staffing/interim margins within some of our markets in Other Americas because of business mix changes.

In the third quarter of 2017, selling and administrative expenses decreased 8.9% (-8.9% in constant currency), due primarily to strong cost management and a decline in salary-related expenses as a result of lower headcount, partially offset by an increase in consulting costs primarily related to certain technology projects and back-office and delivery-model optimization activities.

In the first nine months of 2017, selling and administrative expenses decreased 5.2% (-4.9% in constant currency), due primarily to strong cost management and a decline in salary-related expenses as a result of lower headcount. These decreases were partially offset by $6.3 million of restructuring costs incurred in the first nine months of 2017 primarily related to severance costs incurred in connection with United States back-office optimization and an increase in consulting costs primarily related to certain technology projects and back-office and delivery-model optimization activities. Excluding the restructuring costs, selling and administrative expenses decreased 6.5% (-6.2% in constant currency) in the first nine months of 2017.

Operating Unit Profit (“OUP”) margin in the Americas was 5.6% and 5.0% for the third quarter of 2017 and 2016, respectively, due to the expansion of the United States margin. In the United States, OUP margin increased to 6.6% in the third quarter of 2017 from 5.7% in 2016 due to the improvement in the gross profit margin and strong cost management. Other Americas OUP margin increased to 4.0% in the third quarter of 2017 compared to 3.7% in 2016 due to better operational leverage, because we were able to support an increase in revenues without a similar increase in expenses, partially offset by the decline in the gross profit margin.

OUP margin in the Americas was 5.0% and 4.4% for the nine months ended September 30, 2017 and 2016, respectively, due to the expansion of the United States margin. In the United States, OUP margin increased to 5.8% in the nine months ended September 30, 2017 from 4.8% in 2016 due to the improvement in the gross profit margin and strong cost management, partially offset by the restructuring costs incurred in the first nine months of 2017. Other Americas OUP margin was flat at 3.6% for both the nine months ended September 30, 2017 and 2016 as the decline in the gross profit margin and the restructuring costs incurred in the first nine months of 2017 was offset by improved operating leverage on increased revenues.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 17.9% (12.0% in constant currency) in the third quarter of 2017 compared to 2016. In the third quarter of 2017, revenues from services increased 16.0% (10.2% in constant currency) in France (which represents 64% of Southern Europe’s revenues) and increased 29.1% (22.7% in constant currency) in Italy (which represents 17% of Southern Europe’s revenues). The increase in France is primarily due to continued solid growth in the staffing market and Proservia business and a 13.9% increase (8.1% constant currency) in the permanent recruitment business, partially offset by the unfavorable impact of one fewer billing day. The increase in Italy is mostly due to increased demand for our Manpower staffing services and a 25.8% increase (19.5% constant currency) in the permanent recruitment business, partially offset by the unfavorable impact of one fewer billing day. In Other Southern Europe, revenues from services increased 15.7% (9.8% in constant currency, 6.8% in organic constant currency) during the third quarter of 2017 compared to 2016, primarily due to increased demand for our Manpower staffing services, the 17.5% increase (11.6% in constant currency; 3.6% in organic constant currency) in Spain primarily due to the increase in our Experis business, and an increase in our permanent recruitment business of 31.4% (24.8% in constant currency), partially offset by the unfavorable impact of one fewer billing day.

Revenues from services increased 12.0% (11.9% in constant currency) in the nine months ended September 30, 2017 compared to 2016. In the nine months ended September 30, 2017, revenues from services increased 10.2% (10.2% in constant currency) in France and increased 21.5% (21.5% in constant currency) in Italy. The increase in France is primarily due to the strong growth in our large client accounts within the staffing market and growth in our Proservia business, partially offset by the unfavorable impact of one fewer billing day. The increase in Italy is mostly due to increased demand for our Manpower staffing services and a 22.1% increase (22.8% in constant currency) in the permanent recruitment business, partially offset by the unfavorable impact of one fewer billing day. In Other Southern Europe, revenues from services increased 10.8% (9.8% in constant currency, 7.4% in organic constant currency) during the nine months ended September 30, 2017 compared to 2016, primarily due to increased demand for our Manpower staffing services, the 9.3% increase (9.1% in constant currency; 2.8% in organic constant currency) in Spain primarily due to the increase in our Experis business, an increase in our ManpowerGroup Solutions business and an increase in our permanent recruitment business of 21.1% (20.1% in constant currency), partially offset by the unfavorable impact of two fewer billing days.

Gross profit margin decreased in both the third quarter and the nine months of 2017 compared to 2016 primarily due to the decreases in France's Manpower staffing margin, as a result of business mix changes in a competitive pricing environment as we have experienced growth in our lower-margin large client accounts and pricing pressures, partially offset by the increase in the CICE subsidy effective January 1, 2017, decreases in France's ManpowerGroup Solutions' gross profit margin during the first six months of 2017 compared to 2016, and decreases in Italy's Manpower staffing margin primarily due to pricing pressures and business mix changes. These decreases for the third quarter and the nine months of 2017 were partially offset by increases of 22.7% and 14.2%, respectively (16.5% and 14.1%, respectively, in constant currency), in our permanent recruitment business.

Selling and administrative expenses increased 15.3% (9.5% in constant currency; 8.6% in organic constant currency) during the third quarter of 2017 compared to 2016 and 6.2% (6.2% in constant currency and 5.5% in organic constant currency) during the nine months ended September 30, 2017 compared to 2016. The increases are due to the increases in organic salary-related expenses as a result of higher headcount to support the increases in revenues, and the additional recurring selling and administrative costs incurred as a result of the acquisitions in Spain.

OUP margin in Southern Europe was flat at 5.1% for both the third quarter of 2017 and 2016. In France, the OUP margin decreased to 5.2% for the third quarter of 2017 from 5.4% in 2016 due to the decline in the gross profit margin partially offset by improved operating leverage on increased revenues. In Italy, the OUP margin increased to 6.3% for the third quarter of 2017 from 6.2% for 2016 due to improved operating leverage on increased revenues partially offset by a decline in the gross profit margin. Other Southern Europe’s OUP margin increased to 3.6% for the third quarter of 2017 from 3.5% in 2016 due to an increase in the gross profit margin.

OUP margin in Southern Europe was flat at 4.9% for both the nine months ended September 30, 2017 and 2016. In France, the OUP margin decreased to 5.0% for the nine months ended September 30, 2017 from 5.1% for 2016, as the decline in our gross profit margin was partially offset by improved operating leverage on increased revenues. In Italy, the OUP margin was flat at 6.7% for both the nine months ended September 30, 2017 and 2016, as the improved operating leverage was offset by the decrease in our gross profit margin. Other Southern Europe’s OUP margin increased to 3.4% for the nine months ended September 30, 2017 from 3.1% for 2016, due to an increase in the gross profit margin.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (representing 29%, 23%, 20%, 14%, and 8%, respectively, of Northern Europe’s revenues), revenues from services increased 5.2% (1.5% in constant currency; 1.3% in organic constant currency) in the third quarter of 2017 compared to 2016. We experienced revenue growth in Germany, the Nordics, the Netherlands and Belgium of 14.7%, 12.6%, 5.8% and 7.1%, respectively (8.9%, 7.3%, 0.5% and 1.7%, respectively, in constant currency; 6.2% in organic constant currency in the Nordics), and a revenue decline in the United Kingdom of 8.3% (-7.9% in constant currency).

The Northern Europe organic constant currency revenue increase of 1.3% is due to growth in our staffing/interim services outside of the United Kingdom, growth in our ManpowerGroup Solutions business, mostly within our Proservia business, and a 3.3% constant currency increase (6.2% as reported) in our permanent recruitment business. These increases were partially offset by decreased demand within our largest client accounts in the United Kingdom for our staffing/interim services and the unfavorable impact of one fewer billing day.

Revenues from services increased 1.4% (4.1% in constant currency; 3.0% in organic constant currency) in the nine months ended September 30, 2017 compared to 2016. We experienced revenue growth in Germany, the Nordics, the Netherlands and Belgium of 11.6%, 7.8%, 15.9% and 5.4%, respectively (11.7%, 8.7%, 16.1% and 5.5%, respectively, in constant currency; 6.7% and 10.2% in organic constant currency in the Nordics and the Netherlands, respectively), and a revenue decline in the United Kingdom of 15.3% (-7.5% in constant currency).

The Northern Europe organic constant currency revenue increase of 3.0% is due to increased demand for our Manpower staffing services, growth in our ManpowerGroup Solutions business, mostly within our Proservia business, and a 3.6% constant currency increase (-0.6% as reported) in our permanent recruitment business. These increases were partially offset by reduced demand within our largest client accounts in the United Kingdom and the unfavorable impact of one fewer billing day.

Gross profit margin was flat for the third quarter of 2017 compared to 2016 as the increase in our higher-margin ManpowerGroup Solutions business and an increase in our permanent recruitment business was offset by a decline in our staffing/interim margin, primarily as a result of business mix changes.

Gross profit margin increased in the first nine months of 2017 compared to 2016 primarily due to the increase in our higher-margin ManpowerGroup Solutions business and a constant currency increase in our permanent recruitment business, partially offset by the decline in our staffing/interim margin, primarily as a result of business mix changes.

Selling and administrative expenses increased 9.4% (5.2% in constant currency; 4.7% in organic constant currency) in the third quarter of 2017 compared to 2016 primarily due to the pension curtailment and favorable lease termination gains of $8.1 million in the third quarter of 2016, which did not recur in the third quarter of 2017, and the additional recurring selling and administrative costs incurred as a result of the acquisition in the Nordics.

Selling and administrative expenses increased 8.4% (11.1% in constant currency; 9.4% in organic constant currency) in the nine months of 2017 compared to 2016 due primarily to $23.8 million of restructuring costs incurred in the first nine months of 2017 primarily related to severance costs incurred in connection with the further integration of the 7S Group GmbH ("7S") acquisition in Germany, branch and back-office optimization in the United Kingdom and management and back-office optimization along with the integration of an Experis acquisition in the Netherlands. Excluding the restructuring costs, selling and administrative expenses increased 3.8% (6.1% in constant currency; 4.4% in organic constant currency), primarily due to an increase in organic salary-related expenses as result of higher headcount in certain countries to support the increase in revenues, the pension curtailment and favorable lease termination gains in 2016 that did not recur in 2017, and the additional recurring selling and administrative costs incurred as a result of the acquisitions in the Nordics and the Netherlands.

OUP margin for Northern Europe for the third quarter of 2017 decreased to 3.6% compared to 4.1% in 2016 primarily due to the pension curtailment and favorable lease termination gains in the third quarter of 2016 that did not recur in the third quarter of 2017.

OUP margin for the first nine months of 2017 decreased to 2.4% compared to 3.2% in 2016 primarily due to the restructuring costs incurred in the first nine months of 2017 and the pension curtailment and favorable lease termination gains in the first nine months of 2016 that did not recur in 2017, partially offset by the improvement in the gross profit margin.

APME

In APME, revenues from services increased 2.2% (3.6% in constant currency) in the third quarter of 2017 compared to 2016. In Japan (which represents 32% of APME’s revenues), revenues from services increased 3.2% in constant currency (-4.8% as reported) due to the increase in our staffing/interim business and an increase of 23.5% in constant currency (13.9% as reported) in our permanent recruitment business. In Australia (which represents 22% of APME’s revenues), revenues from services decreased 3.7% in constant currency (increase of 0.3% as reported) due to the decrease in demand for our Manpower staffing services as we saw a slowing of new business, partially offset by a 6.2% increase in constant currency (10.6% as reported) in our permanent recruitment business. The revenue increase in the remaining markets in APME is due to increased demand for our Manpower staffing services, mostly in India, Taiwan, Singapore and the Middle East, and growth in our ManpowerGroup Solutions and permanent recruitment businesses.

Revenues from services increased 5.4% (5.5% in constant currency) in the nine months ended September 30, 2017 compared to 2016. In Japan, revenues from services increased 3.6% in constant currency (0.2% as reported) due to the increase in our staffing/interim business and a 13.3% increase in constant currency (9.3% as reported) in our permanent recruitment business. In Australia, revenues from services decreased 1.7% in constant currency (increase of 1.5% as reported) due to the decrease in demand for our Manpower staffing services as we saw a slowing of new business and the unfavorable impact of one fewer billing day, partially offset by the increase in our ManpowerGroup Solutions business and a 6.2% increase in constant currency (9.9% as reported) in our permanent recruitment business. The revenue increase in the remaining markets in APME is due to increased demand for our Manpower staffing services, mostly in India, Taiwan, Singapore and Thailand, and growth in our ManpowerGroup Solutions and permanent recruitment businesses.

Gross profit margin increased in the third quarter of 2017 compared to 2016 primarily due to the increase in our permanent recruitment business of 9.2% in constant currency (10.3% as reported) and growth in our higher-margin ManpowerGroup Solutions business, partially offset by a decrease in our staffing/interim margin as a result of direct cost increases in certain markets and changes in business mix.

Gross profit margin decreased in the first nine months of 2017 compared to 2016 primarily due to a decrease in our staffing/interim margins as a result of direct cost increases in certain markets and changes in business mix, partially offset by an increase in our permanent recruitment business of 8.2% in constant currency (9.0% as reported) and growth in our higher-margin ManpowerGroup Solutions business.

Selling and administrative expenses increased 3.3% (4.6% in constant currency) in the third quarter of 2017 compared to 2016 and 4.9% (5.3% in constant currency) in the nine months ended September 30, 2017 compared to 2016, primarily due to the increases in salary-related costs because of higher headcount to support the increases in revenues. The increase in the nine months ended September 30, 2017 compared to 2016 was also due to $1.4 million of restructuring costs incurred in Australia in the first nine months of 2017 related to branch and back-office optimization.

OUP margin for the third quarter of 2017 for APME increased to 4.1% compared to 3.9% in 2016 due to the improvement in our gross profit margin.

OUP margin was flat at 3.6% for both the nine months ended September 30, 2017 and 2016 as the decrease in our gross profit margin as well as the restructuring costs incurred in the first nine months of 2017 was offset by better operational leverage, because we were able to support an increase in revenues without a similar increase in expenses.

Right Management

Revenues from services decreased 18.8% (-19.6% in constant currency) in the third quarter of 2017 compared to 2016. The decrease is primarily due to the 18.4% decrease (-19.0% in constant currency) in our outplacement services, mostly from the non-recurrence of certain client activity within the United States. Our talent management business decreased 20.0% (-21.3% in constant currency) in the third quarter of 2017 compared to 2016 due mostly to softening demand in our Asian markets.

Revenues from services decreased 17.8% (-16.7% in constant currency) in the nine months ended September 30, 2017 compared to 2016. The decrease is primarily due to the decrease of 16.8% (-15.5% in constant currency) in our outplacement services, mostly from the non-recurrence of certain client activity within the United States. Our talent management business decreased 21.4% (-21.0% in constant currency) in the nine months ended September 30, 2017 compared to 2016 due mostly to softening demand in our Asian markets.

Gross profit margin increased in the third quarter of 2017 compared to 2016 due primarily to the improvement in our outplacement businesses gross profit margins and the change in business mix as the higher-margin outplacement business represented a greater percentage of the revenue mix.

Gross profit margin decreased in the nine months of 2017 compared to 2016 due to decreases in both our outplacement and talent management business gross profit margins.

Selling and administrative expenses decreased 21.0% (-21.9% in constant currency) in the third quarter of 2017 compared to 2016 and decreased 17.5% (-16.5% in constant currency) in the nine months ended September 30, 2017 compared to 2016. The decreases are primarily due to reduced compensation-related expenses such as salaries and variable-incentive costs due to lower headcount and a decrease in office-related costs related to a decrease in the number of offices. The decrease for the first nine months of 2017 was partially offset by $2.0 million of restructuring costs incurred in the the first nine months of 2017 related to delivery model optimization activities.

OUP margin for the third quarter of 2017 for Right Management increased to 15.7% compared to 13.9% in 2016 due to the increase in our gross profit margin and improved operational leverage.

OUP margin decreased to 15.4% in the nine months ended September 30, 2017 compared to 16.4% in 2016 due to the decline in our gross profit margin and the restructuring costs incurred in the first nine months of 2017.

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

A reconciliation of these Non-GAAP percentage variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended September 30, 2017 Compared to 2016
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$659.9	(8.8)%	—%	(8.8)%	—%	(8.8)%
Other Americas	401.6	4.7	1.1	3.6	—	3.6
	1,061.5	(4.1)	0.4	(4.5)	—	(4.5)

Southern Europe:
France	1,481.7	16.0	5.8	10.2	—	10.2
Italy	386.1	29.1	6.4	22.7	—	22.7
Other Southern Europe	450.6	15.7	5.9	9.8	3.0	6.8
	2,318.4	17.9	5.9	12.0	0.6	11.4

Northern Europe	1,367.9	5.2	3.7	1.5	0.2	1.3
APME	665.4	2.2	(1.4)	3.6	0.1	3.5
Right Management	51.6	(18.8)	0.8	(19.6)	—	(19.6)
Consolidated	$5,464.8	7.4	3.1	4.3	0.3	4.0

Gross Profit	$900.6	4.9	2.8	2.1	0.3	1.8
Selling and Administrative Expense	$672.7	3.9	2.6	1.3	0.4	0.9
Operating Profit	$227.9	7.9	3.5	4.4	(0.3)	4.7

(a)	In millions for the three months ended September 30, 2017.

	9 Months Ended September 30, 2017 Compared to 2016
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,992.7	(7.4)%	—%	(7.4)%	—%	(7.4)%
Other Americas	1,151.9	6.4	(1.1)	7.5	—	7.5
	3,144.6	(2.8)	(0.4)	(2.4)	—	(2.4)

Southern Europe:
France	3,975.5	10.2	—	10.2	—	10.2
Italy	1,047.0	21.5	—	21.5	—	21.5
Other Southern Europe	1,235.5	10.8	1.0	9.8	2.4	7.4
	6,258.0	12.0	0.1	11.9	0.5	11.4

Northern Europe	3,888.3	1.4	(2.7)	4.1	1.1	3.0
APME	1,941.2	5.4	(0.1)	5.5	0.1	5.4
Right Management	164.7	(17.8)	(1.1)	(16.7)	—	(16.7)
Consolidated	$15,396.8	4.8	(0.7)	5.5	0.5	5.0

Gross Profit	$2,550.1	2.3	(0.7)	3.0	0.5	2.5
Selling and Administrative Expenses	$2,000.6	2.4	(0.9)	3.3	0.7	2.6
Operating Profit	$549.5	2.0	—	2.0	(0.4)	2.4

(a)  In millions for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and is also provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2017, we had $383.8 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We anticipate cash repatriations to the United States from certain foreign subsidiaries and have provided for deferred taxes related to those foreign earnings not considered to be permanently invested.

Cash provided by operating activities was $287.5 million during the nine months ended September 30, 2017 compared to $402.5 million during the nine months ended September 30, 2016. Changes in operating assets and liabilities utilized $179.4 million of cash during the nine months ended September 30, 2017 compared to $49.6 million during the nine months ended September 30, 2016. These changes are primarily attributable to the recent growth that we are seeing in the business and the related timing of collections and payments, particularly at month end.

In March 2017 and March 2016, we sold a portion of our French payroll tax credits earned in 2016 and 2015, respectively, for net proceeds of $143.5 million (€133.0 million) and $143.1 million (€129.9 million), respectively. In September 2017, the French government released its preliminary 2018 budget, which calls for a reduction in the French payroll tax credits rate from the current 7% level to 6% of eligible wages, starting in January 2018. We expect this reduction to have an estimated unfavorable impact of approximately $2.3 million (€2.0 million) on our gross profit for the year ended December 31, 2017, based on the estimated wage payments to be made in January 2018, and an estimated unfavorable impact of approximately $30.6 million (€27.0 million) on our 2018 gross profit. We plan to mitigate this impact to the greatest extent possible with various pricing initiatives and productivity improvements. The French government has also indicated in the preliminary budget that beginning in 2019 the French payroll tax credits will be replaced by a payroll tax subsidy ranging from 6.0% to 9.9% of eligible wages, for which the benefit may be further reduced by both profit sharing and income taxes. The details of the payroll tax subsidy are still being finalized and may change significantly; therefore, we cannot estimate the impact that this change will have on our future financial results subsequent to 2018.

Net accounts receivable increased to $5,181.0 million as of September 30, 2017 from $4,413.1 million as of December 31, 2016. This increase is mostly due to the increase in revenues and a higher Days Sales Outstanding ("DSO"), which was up approximately 5 days from December 31, 2016 due primarily to the seasonality of the business and the timing of month-end collections. At constant exchange rates, the September 30, 2017 balance would have been approximately $374.6 million lower than reported.

Capital expenditures were $40.2 million for the nine months ended September 30, 2017 compared to $42.6 million for the nine months ended September 30, 2016. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions, net of cash acquired, was $27.3 million and $56.9 million for the nine months ended September 30, 2017 and 2016, respectively. In addition, during the nine months ended September 30, 2017, we made payments of $12.9 million for contingent consideration related to previous acquisitions, $10.3 million of which related to our 2015 acquisition of 7S in Germany. During the nine months ended September 30, 2016, we made payments of $2.9 million for contingent consideration related to previous acquisitions.

Net debt repayments were $2.6 million in the nine months ended September 30, 2017 compared to $10.2 million in the nine months ended September 30, 2016.

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

As of September 30, 2017, we had letters of credit totaling $0.8 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.2 million were available to us under the facility as of September 30, 2017.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.75 to 1 and a fixed charge coverage ratio of 5.13 to 1 as of September 30, 2017. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2017, such credit lines totaled $315.5 million and additional borrowings of $275.4 million could have been made under these lines. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

On May 2, 2017 and May 3, 2016, the Board of Directors declared a semi-annual cash dividend of $0.93 and $0.86 per share, respectively. The 2017 dividends were paid on June 15, 2017 to shareholders of record on June 1, 2017. The 2016 dividends were paid on June 15, 2016 to shareholders of record on June 1, 2016.

On November 1, 2017 and November 2, 2016, the Board of Directors declared a semi-annual cash dividend of $0.93 and $0.86 per share, respectively. The 2017 dividends are payable on December 15, 2017 to shareholders of record on December 1, 2017. The 2016 dividends were paid on December 15, 2016 to shareholders of record on December 1, 2016.

In both July 2016 and October 2015, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first nine months of 2017, we repurchased a total of 1.7 million shares at a cost of $178.0 million under the 2016 authorization. During the first nine months of 2016, we repurchased a total of 6.4 million shares comprised of 5.3 million shares under the 2015 authorization and 1.1 million shares under the 2016 authorization, at a total cost of $462.6 million. As of September 30, 2017, there were 3.0 million shares remaining authorized for repurchase under the 2016 authorization and no shares remaining authorized for repurchase under the 2015 authorization.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $1,843.5 million as of September 30, 2017 compared to $1,741.3 million as of December 31, 2016.We also have entered into guarantee contracts and stand-by letters of credit that total approximately $199.3 million and $177.6 million as of September 30, 2017 and December 31, 2016, respectively, consisting of $146.7 million and $130.7 million for guarantees, respectively, and $52.6 million and $46.9 million for stand-by letters of credit as of September 30, 2017 and December 31, 2016, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.5 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively.

We recorded net restructuring costs of $34.5 million during the nine months ended September 30, 2017 in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the nine months ended September 30, 2017, we made payments of $17.6 million out of our restructuring reserve. We expect a majority of the remaining $21.4 million reserve will be paid by the end of 2017.

Application of Critical Accounting Policies

In accordance with the accounting guidance for goodwill and other intangibles assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived intangible assets at our unit of account level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2017 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2017 included: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates ranging from 10.7% to 13.3%, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

The table below provides a sample of our reporting units' estimated fair values and carrying values, which were determined as part of our annual goodwill impairment test performed in the third quarter ended September 30, 2017. The reporting units included below represent approximately 77% of our consolidated goodwill balance as of September 30, 2017.

(in millions)	France	United States	United Kingdom	Germany	Right Management	Netherlands
Estimated fair values	$2,480.0	$1,113.8	$377.1	$335.8	$293.2	$217.8
Carrying values	966.1	630.7	303.9	258.5	125.1	146.6

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In July 2016, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. As of September 30, 2017, there were 3.0 million shares remaining authorized for repurchase under the 2016 authorization. The following table shows the total amount of shares repurchased during the third quarter of 2017.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 - 31, 2017	60,844	(1)	$107.84	59,648	3,548,722
August 1 - 31, 2017	359,321	(2)	$107.44	342,504	3,206,218
September 1 - 30, 2017	167,598		$113.36	167,598	3,038,620
Total	587,763		$109.22	569,750	3,038,620

(1)	1,196 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by a certain officer in settlement of restricted stock.

(2)	16,817 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by a certain officer in settlement of restricted stock.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: November 3, 2017

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.