Form 10-Q
period 2018-03-31
ManpowerGroup Inc.
filed 2018-05-04
CIK 871763

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
March 31, 2018
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at May 2, 2018
Common Stock, $.01 par value	65,829,371

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	March 31,	December 31,
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$552.2	$689.0
Accounts receivable, less allowance for doubtful accounts of $115.4 and $110.8, respectively	5,408.3	5,370.5
Prepaid expenses and other assets	366.5	111.7
Total current assets	6,327.0	6,171.2

OTHER ASSETS:
Goodwill	1,360.0	1,343.0
Intangible assets, less accumulated amortization of $349.6 and $339.9, respectively	276.3	284.0
Other assets	774.4	927.7
Total other assets	2,410.7	2,554.7

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	653.2	633.4
Less: accumulated depreciation and amortization	494.8	475.7
Net property and equipment	158.4	157.7
Total assets	$8,896.1	$8,883.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2018	2017
CURRENT LIABILITIES:
Accounts payable	$2,311.2	$2,279.4
Employee compensation payable	196.3	230.6
Accrued liabilities	504.5	490.9
Accrued payroll taxes and insurance	722.1	794.7
Value added taxes payable	537.0	545.4
Short-term borrowings and current maturities of long-term debt	478.9	469.4
Total current liabilities	4,750.0	4,810.4

OTHER LIABILITIES:
Long-term debt	491.1	478.1
Other long-term liabilities	716.0	737.5
Total other liabilities	1,207.1	1,215.6

SHAREHOLDERS’ EQUITY:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 116,741,432 and 116,303,729 shares, respectively	1.2	1.2
Capital in excess of par value	3,313.3	3,302.6
Retained earnings	2,825.3	2,713.0
Accumulated other comprehensive loss	(264.1)	(288.2)
Treasury stock at cost, 50,774,703 and 50,226,525 shares, respectively	(3,020.5)	(2,953.7)
Total ManpowerGroup shareholders’ equity	2,855.2	2,774.9
Noncontrolling interests	83.8	82.7
Total shareholders’ equity	2,939.0	2,857.6
Total liabilities and shareholders’ equity	$8,896.1	$8,883.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended
	March 31,
	2018	2017
Revenues from services	$5,522.4	$4,757.2
Cost of services	4,637.0	3,969.4
Gross profit	885.4	787.8
Selling and administrative expenses	731.6	659.9
Operating profit	153.8	127.9
Interest and other expenses	16.1	15.8
Earnings before income taxes	137.7	112.1
Provision for income taxes	40.7	37.7
Net earnings	$97.0	$74.4
Net earnings per share – basic	$1.46	$1.10
Net earnings per share – diluted	$1.45	$1.09
Weighted average shares – basic	66.3	67.7
Weighted average shares – diluted	66.9	68.4

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2018	2017
Net earnings	$97.0	$74.4
Other comprehensive income:
Foreign currency translation adjustments	47.7	40.3
Translation adjustments on net investment hedge, net of income taxes of $(4.8) and $(3.3), respectively	(16.4)	(5.7)
Translation adjustments of long-term intercompany loans	7.6	3.5
Unrealized loss on investments, net of income taxes of $0.5 for 2017	—	2.4
Reclassification of unrealized cumulative gain on investments, net of income taxes of $(3.4), included in retained earnings as of January 1, 2018 upon adoption of new accounting guidance on financial instruments (See Note 11 to the Consolidated Financial Statements)	(15.3)	—
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.2 and $0.0, respectively	0.5	0.2
Total other comprehensive income	24.1	40.7
Comprehensive income	$121.1	$115.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$97.0	$74.4
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	21.7	20.3
Deferred income taxes	(11.9)	13.6
Provision for doubtful accounts	5.1	5.9
Share-based compensation	7.5	7.2
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	66.7	50.3
Other assets	(72.6)	65.1
Other liabilities	(171.9)	(45.8)
Cash (used in) provided by operating activities	(58.4)	191.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12.7)	(10.8)
Acquisitions of businesses, net of cash acquired	(8.2)	(11.7)
Proceeds from the sale of investments, property and equipment	5.9	0.7
Cash used in investing activities	(15.0)	(21.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(4.3)	(3.6)
Repayments of long-term debt	(0.1)	(0.1)
Payments of contingent consideration for acquisitions	(8.7)	(12.9)
Proceeds from share-based awards and other equity transactions	3.6	33.8
Payments to noncontrolling interests	(0.7)	—
Other share-based award transactions, net	(16.8)	(15.8)
Repurchases of common stock	(50.1)	(57.0)
Cash used in financing activities	(77.1)	(55.6)

Effect of exchange rate changes on cash	13.7	12.3
Change in cash and cash equivalents	(136.8)	125.9
Cash and cash equivalents, beginning of year	689.0	598.5
Cash and cash equivalents, end of period	$552.2	$724.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6.4	$2.8
Income taxes paid, net	$16.6	$15.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2018 and 2017
(in millions, except share and per share data)

1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K.

The information furnished reflects all adjustments that, in the opinion of management, were necessary for a fair statement of the Consolidated Financial Statements for the periods presented. Such adjustments were of a normal recurring nature, unless otherwise disclosed.

Payroll Tax Credit

In March 2017, we sold a portion of our French payroll tax credits earned in 2016 for net proceeds of $143.5 (€133.0). We derecognized these receivables upon the sale date as the terms of the agreement are such that the transaction qualifies for sale treatment according to the accounting guidance on the transfer and servicing of assets. The discount on the sale of these receivables was recorded in cost of services as a reduction of the payroll tax credits.

Subsequent Events

On April 4, 2018, we sold substantially all of our French payroll tax credits earned in 2017 for net proceeds of $234.5 (€190.9). We derecognized these receivables upon the sale date as the terms of the agreement are such that the transaction qualifies for sale treatment according to the accounting guidance on the transfer and servicing of assets. The discount on the sale of these receivables was recorded in cost of services as a reduction of the payroll tax credits.

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

In February 2018, the FASB issued new guidance on reporting comprehensive income. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the United States Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The guidance is effective for us in 2019. We are currently assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

(3) Revenue Recognition

Adoption of New Accounting Guidance on Revenue Recognition

As of January 1, 2018, we adopted the new accounting guidance on revenue recognition using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior periods continue to be reported in accordance with previous accounting guidance. We determined that no cumulative effect adjustment to retained earnings was necessary upon adoption as there were no significant revenue recognition differences identified between the new and previous accounting guidances.

Revenue Recognition

We recognize revenue when control of the promised services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services. Our revenues are recorded net of any sales, value added, or other taxes collected from our clients.

A performance obligation is a promise in a contract to transfer a distinct service to the client and is the unit of account in the new accounting guidance for revenue recognition. The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in our contracts and, therefore, not distinct. However, we do have multiple performance obligations within our Recruitment Process Outsourcing (RPO) contracts as discussed below. For performance obligations that we satisfy over time, revenue is recognized by consistently applying a method of measuring progress toward satisfaction of that performance obligation. We generally utilize an input measure of time (e.g., hours, weeks, months) of service provided, which most accurately depicts the progress toward completion of each performance obligation.

We generally determine standalone selling prices based on the prices included in the client contracts, using expected cost plus margin, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including credits, sales allowances, rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using whichever method, either the expected value method or most likely amount method, better predicts the amount of consideration to which we will become entitled based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenue to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Our variable consideration amounts are not material and we do not believe that there will be significant changes to our estimates.

Our client contracts generally include standard payment terms acceptable in each of the countries and territories in which we operate. The payment terms vary by the type and location of our clients and services offered. Client payments are typically due approximately 60 days after invoicing, but may be a shorter or longer term depending on the contract. Our client contracts are generally short-term in nature with a term of one year or less. The timing between satisfaction of the performance obligation, invoicing and payment is not significant. For certain services and client types, we may require payment prior to delivery of services to the client, for which deferred revenue is recorded.

Principal vs. Agent
In certain scenarios where a third-party vendor is involved in our revenue transactions with our clients, we evaluate whether we are the principal or the agent in the transaction. In situations where we act as a principal in the transaction, we control the performance obligation prior to transfer to the client and we report the related amounts as gross revenues and cost of services. When we act as an agent, we do not control the performance obligation prior to transfer to the client and we report the related amounts as revenues on a net basis. A majority of these transactions occur within our TAPFIN - Managed Service Provider (MSP) programs where our performance obligation is to manage our client’s contingent workforce and we earn a commission based on the amount of staffing services that are managed through the program. We are the agent in these transactions as we do not control the third-party providers staffing services provided to the client through our MSP program prior to those services being transferred to the client.

Practical Expedients and Exemptions

For certain client contracts for which we recognize revenue over time, we recognize the amount that we have the right to invoice which corresponds directly to the value to the client of our performance to date.

As allowed under the new guidance, we do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to March 31, 2018 related to remaining performance obligations which are not material.

Disaggregation of Revenues

In the following table, revenue is disaggregated by service types and timing of revenue recognition, and includes a reconciliation of the disaggregated revenues by reportable segment.

	3 Months Ended March 31, 2018
Service Types	Americas	Southern Europe	Northern Europe	APME	Right Management	Total
Staffing and Interim	$931.4	$2,110.3	$1,255.2	$599.2	$—	$4,896.1
Outcome-Based Solutions and Consulting	40.5	148.3	109.8	68.4	11.5	378.5
Permanent Recruitment	27.8	38.6	44.5	49.0	—	159.9
Other	22.9	14.8	8.1	3.6	38.5	87.9
	$1,022.6	$2,312.0	$1,417.6	$720.2	$50.0	$5,522.4

	3 Months Ended March 31, 2018
Timing of Revenue Recognition	Americas	Southern Europe	Northern Europe	APME	Right Management	Total
Services transferred over time	$1,006.4	$2,276.5	$1,379.2	$688.9	$50.0	$5,401.0
Services transferred at a point in time	16.2	35.5	38.4	31.3	—	121.4
	$1,022.6	$2,312.0	$1,417.6	$720.2	$50.0	$5,522.4

Revenue Service Types

The following is a description of our revenue service types, including Staffing and Interim, Outcome-Based Solutions and Consulting, Permanent Recruitment and Other services.

Staffing and Interim

Staffing and Interim services include the augmentation of clients’ workforce with our contingent employees performing services under the client’s supervision, which provides our clients with a source of flexible labor. Staffing and Interim client contracts are generally short-term in nature and we generally enter into contracts that include only a single performance obligation. We recognize revenue over time based on a fixed amount for each hour of Staffing and Interim service provided as our clients benefit from our services as we provide them.

Outcome-Based Solutions and Consulting

Our Outcome-Based Solutions and Consulting services include utilizing consultants and contingent employees who are generally experts in a specific field advising the client to help find strategic solutions to specific matters or achieve a particular outcome. Our services may also include managing certain processes and functions within the client’s organization. We recognize revenue over time based on (i) our clients benefiting from our services as we are providing them, (ii) our clients controlling the asset as it is created or enhanced (e.g., when a printer is fixed at the client site), or (iii) because our performance does not create an asset with an alternative use and we have an enforceable right to payment for the services we have provided to date. We generally utilize an input measure of time of service provided, which most accurately depicts the progress toward completion of these performance obligations. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar client in similar circumstances.

Permanent Recruitment

Permanent Recruitment services include providing qualified candidates to our clients to hire on a permanent basis. We recognize revenues for our Permanent Recruitment services at a point in time when we place the qualified candidate, because we have determined that control has transferred to the client as we have the right to payment for our service and the client has accepted our service of providing a qualified candidate to fill a permanent position. Revenues recognized from our Permanent Recruitment services are based upon either a fixed fee per placement or as a percentage of the candidate’s salary.

Our RPO services are also included in our Permanent Recruitment revenues. RPO services include the various activities of managing a client's permanent workforce, which can include candidate assessments, screening, conducting candidate interviews, providing sourcing technology, and providing our marketing and recruiting expertise. We perform these activities to fulfill the overall promise of permanent workforce management, so they are not individually distinct and therefore we account for them as a single performance obligation. We generally utilize an input measure of time of months, but we do have a few contracts for which we use labor hours of management service provided as this most accurately depicts the progress toward completion of the performance obligation. We recognize revenue over time for each month of management services provided, as each month of services is distinct and the client benefits from each month of service as we provide it.

We consider the RPO management services and placement services to be distinct and, thus, separate performance obligations within our RPO contracts as (i) our clients can benefit from each service on its own and (ii) each service is separately identifiable within the client contract. The prices as specified in our contracts will generally be broken out between management fees and placement fees, for which we consider the standalone selling price of each service as they are the observable inputs which depict the prices as if they were sold to a similar client in similar circumstances. The consideration from our client contracts is allocated to each performance obligation based on the relative standalone selling price.

Other Services

Other services include revenues from outplacement services, MSP services, training services and franchise fees.

•
Outplacement services include assisting our clients in managing their workforce transitions and their employees in managing career changes by developing additional skills and finding new employment. We recognize revenue over time as we transfer control of the performance obligation using the input measure of hours of service to measure progress toward completion of the performance obligation.

•
MSP services include overall program management of our clients’ contingent workforce and generally include various activities such as reporting and tracking, supplier selection and management and order distribution depending on each client contract. We provide these services to fulfill the overall promise of contingent workforce management so the individual activities are not distinct and therefore we account for them as a single performance obligation. We recognize revenue over time for each month of MSP services provided, as each month of services is distinct and the client benefits from each month of services as we provide it.

•
Training services include teaching skills that relate to specific competencies in order for our client’s workforce to acquire knowledge and develop skills proficiencies. We recognize revenue over time for each hour of training service provided as our clients benefit from our services as we provide them.

•
Our franchise fees include the performance obligation of providing the right to use our intellectual property in a specifically defined exclusive territory as defined in a franchise agreement. Our franchise agreements generally state that franchise fees are calculated based on a percentage of revenues earned by the franchise operations and are payable on a monthly basis. As such, we record franchise fee revenues monthly over time calculated based on the specific fee percentage and the monthly revenues of the franchise operations.

Accounts Receivable, Contract Assets and Contract Liabilities

We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations. We record contract liabilities (deferred revenue) when payments are made or due prior to the related performance obligations being satisfied. The current portion of our contract liabilities is included in accrued liabilities in our Consolidated Balance Sheets. We do not have any material contract assets or long-term contract liabilities.

Our deferred revenue was $35.9 at March 31, 2018 and $48.0 at December 31, 2017. The decrease is due to $20.9 of revenues recognized related to amounts that were included in the December 31, 2017 balance, partially offset by payments or amounts due in advance of satisfying our performance obligations in the first quarter of 2018.

(4) Share-Based Compensation Plans

We recognized share-based compensation expense of $7.5 and $7.2 during the first quarter of 2018 and 2017, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $3.6 and $34.4 for the three months ended March 31, 2018 and 2017, respectively.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares underlying grants to employees and members of our Board of Directors, and the weighted-average fair value per share for shares granted during the first quarter of 2018 and 2017 are presented in the table below:

	3 Months Ended March 31,
	2018		2017
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	122	$31.46	145	$25.58
Deferred Stock Units	10	126.11	10	88.87
Restricted Stock Units	137	117.60	149	92.67
Performance Share Units	94	117.19	115	91.41
Total Shares Granted	363	$88.76	419	$68.99

(5) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. For the three months ended March 31, 2018, the total cash consideration for acquisitions, net of cash acquired, was $41.0, the majority of which took place in the Netherlands. This balance includes initial acquisition payments of $8.2 and contingent consideration payments of $32.8 ($8.7 of which was recognized as a liability at the acquisition date). During the three months ended March 31, 2017, the total cash consideration for acquisitions, net of cash acquired, was $24.6, which includes initial acquisition payments of $11.7 and contingent consideration related to previous acquisitions of $12.9, of which $10.3 was related to our 2015 acquisition of 7S Group GmbH ("7S") in Germany.

On April 26, 2017, the sellers of 7S formally disputed the contingent consideration related to the acquisition and are claiming an additional $25.6 (€20.8), plus interest. We believe no further amounts are due and intend to vigorously dispute their claims in arbitration. We are not currently able to predict the outcome of the arbitration or the timing of any resolution, and consequently, no amounts have been recorded in the Consolidated Financial Statements.

As of January 1, 2018, we adopted the new accounting guidance on statement of cash flows. The guidance provides classification requirements for certain cash receipts and cash payments. During the first quarter of 2018, we classified $24.1 of payments which were in excess of the contingent consideration liabilities recognized on the acquisition date as operating cash flows. The excess cash payments for contingent consideration liabilities made during the first quarter of 2017 were not material.

(6) Restructuring Costs

We recorded net restructuring costs of $24.0 during both the three months ended March 31, 2018 and 2017 in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the three months ended March 31, 2018, we made payments of $7.6 out of our restructuring reserve. We expect a majority of the remaining $29.9 reserve will be paid by the end of 2018.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2018	$1.7	$0.9	$9.6	$—	$1.2	$0.1	$13.5
Severance costs	0.3	3.1	18.5	—	0.5	—	22.4
Office closure costs and other	—	—	1.6	—	—	—	1.6
Costs paid or utilized	(1.3)	(0.6)	(5.3)	—	(0.3)	(0.1)	(7.6)
Balance, March 31, 2018	$0.7	$3.4	$24.4	$—	$1.4	$—	$29.9

(1) Balances related to the United States were $1.5 and $0.6 as of January 1, 2018 and March 31, 2018, respectively.
(2) Balances related to France were $0.9 as of both January 1, 2018 and March 31, 2018. Balances related to Italy were $0.0 and $0.8 as of January 1, 2018 and March 31, 2018, respectively.

(7) Income Taxes

We recorded income tax expense at an effective rate of 29.6% for the three months ended March 31, 2018, as compared to an effective rate of 33.6% for the three months ended March 31, 2017. The 2018 rate was favorably impacted by the enactment of the Tax Act in December 2017. The 29.6% effective tax rate in the quarter was higher than the United States Federal statutory rate of 21% primarily due to the French business tax. We currently expect a 2018 annual effective tax rate of approximately 27% to 28%.

The Tax Act made broad changes to the United States tax code including a reduction of the United States federal corporate income tax rate from 35% to 21% effective January 1, 2018 and a transition to a territorial tax regime resulting in a one-time transition tax on the mandatory deemed repatriation of unremitted post-1986 non-United States earnings. The Tax Act also established new provisions related to global intangible low-taxed income ("GILTI"), foreign derived intangible income and a base erosion and anti-abuse tax. The computation of these new provisions is highly complex, and our estimates could significantly change as a result of new rules or guidance from the various standard-setting bodies.

Our accounting for certain elements of the Tax Act was incomplete as of December 31, 2017, and remains incomplete as of March 31, 2018. However, we were able to make reasonable estimates of the impact of the Tax Act as of December 31, 2017 and, therefore, recorded provisional estimates for these items, including the one-time transition tax and the revaluation of our deferred tax assets and liabilities. In accordance with accounting guidance, we are allowed to make an accounting policy choice to either treat taxes due on future inclusions in United States taxable income related to GILTI as a current-period expense when incurred or factor in such amounts into our measurement of deferred taxes. We have not made a policy decision regarding whether to record deferred taxes on GILTI and have included estimates of this provision as period costs for the three months ended March 31, 2018.

During the first three months of 2018, the Internal Revenue Service issued new guidance affecting the computation of our 2017 transition tax liability. As a result of the new guidance and additional analysis of the impacts of the Tax Act, we revised our provisional estimates and recorded a tax benefit of $2.1 related to the Tax Act during the period ended March 31, 2018. The ultimate impact of the Tax Act may differ from our estimates at March 31, 2018, possibly materially, due to changes in interpretations and assumptions we have made, future guidance that may be issued and actions we may take as a result of the Tax Act.

As of March 31, 2018, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $68.0 that would favorably impact the effective tax rate if recognized. As of December 31, 2017, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $66.5. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2010 through 2017 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of March 31, 2018, we are subject to tax audits in Austria, Canada, Denmark, France, Germany and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended
	March 31,
	2018	2017
Net earnings available to common shareholders	$97.0	$74.4

Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	66.3	67.7
Effect of dilutive securities - stock options	0.2	0.2
Effect of other share-based awards	0.4	0.5
Weighted-average common shares outstanding - diluted	66.9	68.4

Net earnings per share - basic	$1.46	$1.10
Net earnings per share - diluted	$1.45	$1.09

There were 0.1 million share-based awards excluded from the calculation of net earnings per share – diluted for both the three months ended March 31, 2018 and 2017 because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	March 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,360.0	$—	$1,360.0	$1,343.0	$—	$1,343.0
Intangible assets:
Finite-lived:
Customer relationships	$455.7	$334.4	$121.3	$453.6	$325.2	$128.4
Other	19.3	15.2	4.1	19.3	14.7	4.6
	475.0	349.6	125.4	472.9	339.9	133.0
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	98.9	—	98.9	99.0	—	99.0
	150.9	—	150.9	151.0	—	151.0
Total intangible assets	$625.9	$349.6	$276.3	$623.9	$339.9	$284.0

(1) Balances were net of accumulated impairment loss of $513.4 as of both March 31, 2018 and December 31, 2017.
(2) Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2018 and December 31, 2017.

Total consolidated amortization expense related to intangible assets for the remainder of 2018 is expected to be $25.7 and in each of the next five years is expected to be as follows: 2019 - $30.0, 2020 - $25.1, 2021 - $14.0, 2022 - $10.3 and 2023 - $8.2.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2018	$519.2	$121.9	$468.1	$106.2	$62.1	$65.5	$1,343.0
Goodwill acquired	5.2	—	—	—	—	—	5.2
Currency and other impacts	(1.0)	(1.3)	13.5	0.6	—	—	11.8
Balance, March 31, 2018	$523.4	$120.6	$481.6	$106.8	$62.1	$65.5	$1,360.0

(1) Balances related to the United States were $476.5 as of both January 1, 2018 and March 31, 2018.
(2) Balances related to France were $76.3 and $74.1 as of January 1, 2018 and March 31, 2018, respectively. Balances related to Italy were $5.0 and $5.1 as of January 1, 2018 and March 31, 2018, respectively.
(3) The majority of the Corporate balance relates to goodwill attributable to our acquisition of Jefferson Wells ($55.5) which is now part of the United States reporting unit. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segment as this is commensurate with how we operate our business. We do, however, include this balance within the appropriate reporting unit for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.

Goodwill balances by reporting unit were as follows:

	March 31,	January 1,
	2018	2018
United States	$532.0	$532.0
Germany	139.1	135.4
Netherlands	129.9	126.5
United Kingdom	92.5	89.2
France	74.1	76.3
Right Management	62.1	62.1
Other reporting units	330.3	321.5
Total goodwill	$1,360.0	$1,343.0

(10) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	3 Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan

	2018	2017	2018	2017
Service cost	$2.8	$2.4	$—	$—
Interest cost	3.0	2.7	0.1	0.1
Expected return on assets	(2.8)	(2.6)	—	—
Other	0.4	0.6	(0.2)	(0.1)
Total benefit cost	$3.4	$3.1	$(0.1)	$—

During the three months ended March 31, 2018, contributions made to our pension plans were $1.9 and contributions made to our retiree health care plan were $0.3. During 2018, we expect to make total contributions of approximately $12.1 to our pension plans and to fund our retiree health care payments as incurred.

As of January 1, 2018, we adopted the new guidance on the presentation of net periodic pension and postretirement benefit cost ("net benefit cost"). The new guidance requires bifurcation of net benefit cost, which used to be reported as an employee cost within operating income under the old guidance. The service cost component is still presented with other employee compensation cost in operating income or capitalized in assets in rare circumstances. The other components are now reported separately outside of operations, and are not eligible for capitalization. We have reclassified the 2017 non-service cost components of net benefit cost to interest and other expenses from selling and administrative expenses to conform to the current period presentation. For the three months ended March 31, 2018 and 2017, the non-service component was a cost of $0.5 and $0.9, respectively. For the year ended December 31, 2017, the non-service component was a cost of $1.0.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31,	December 31,
	2018	2017
Foreign currency translation	$(40.0)	$(87.7)
Translation loss on net investment hedge, net of income taxes of $(27.9) and $(23.1), respectively	(56.3)	(39.9)
Translation loss on long-term intercompany loans	(121.2)	(128.8)
Unrealized gain on investments, net of income taxes of $3.4 for 2017	—	15.3
Defined benefit pension plans, net of income taxes of $(27.6) and $(27.8), respectively	(49.9)	(50.5)
Retiree health care plan, net of income taxes of $2.0 for both 2018 and 2017	3.3	3.4
Accumulated other comprehensive loss	$(264.1)	$(288.2)

As of January 1, 2018, we adopted the new accounting guidance on financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net earnings. Upon adoption, we reclassified $15.3, the cumulative unrealized gain on our Swiss franchise's investment portfolio as of December 31, 2017, from accumulated other comprehensive loss to retained earnings. Going forward, we will recognize all the changes in fair value on the investment portfolio in the current period earnings as opposed to other comprehensive loss.

Noncontrolling Interests

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries for which we have a controlling financial interest.
Net earnings attributable to these noncontrolling interests were $1.2 and $2.2 for the three months ended March 31, 2018 and 2017, respectively, which were presented as expenses in interest and other expenses in our Consolidated Statements of Operations.
Dividends

On May 4, 2018 and May 2, 2017, the Board of Directors declared a semi-annual cash dividend of $1.01 and $0.93 per share, respectively. The 2018 dividends will be payable on June 15, 2018 to shareholders of record on June 1, 2018. The 2017 dividends were paid on June 15, 2017 to shareholders of record on June 1, 2017.

Share Repurchases

In July 2016, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2018, we repurchased 0.4 million shares at a cost of $50.1. During the first quarter of 2017, we repurchased 0.6 million shares at a cost of $57.0. As of March 31, 2018, there were 2.4 million shares remaining authorized for repurchase.

(12) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended
	March 31,
	2018	2017
Interest expense	$13.6	$11.9
Interest income	(1.2)	(1.0)
Foreign exchange (gain) loss	(0.1)	0.1
Miscellaneous expenses, net	3.8	4.8
Interest and other expenses	$16.1	$15.8

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

A portion of the €400.0 ($490.7) notes due September 2022 and the €350.0 ($431.3) notes due June 2018 was designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of March 31, 2018. For this portion of the Euro-denominated notes, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive loss, net of taxes. As of March 31, 2018 and December 31, 2017, we had an unrealized loss of $(52.1) and $(35.7), respectively, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

On occasion, forward contracts are designated as a hedge of our net investment in our foreign subsidiaries. We had a translation loss of $(4.2) as of both March 31, 2018 and December 31, 2017, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. For the three months ended March 31, 2018 and 2017, we recorded no gain and a gain of $0.1, respectively, in interest and other expenses associated with those forward contracts, which offset the loss and gain recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 were as follows:

		Fair Value Measurements Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$100.0	$100.0	$—	$—
	$100.0	$100.0	$—	$—

		Fair Value Measurements Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$99.1	$99.1	$—	$—
	$99.1	$99.1	$—	$—

Liabilities
Foreign currency forward contracts	$0.1	$—	$0.1	$—
	$0.1	$—	$0.1	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the value from either directly or indirectly observable inputs from third parties.

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $958.6 and $939.9 as of March 31, 2018 and December 31, 2017, respectively, compared to a carrying value of $921.9 and $897.8, respectively.

(14) Segment Data

Effective January 1, 2018, we adopted new accounting guidance on the presentation of net benefit cost. Under the new guidance, we are required to present non-service cost components of net benefit cost in interest and other expenses, as opposed to selling and administrative expenses. All previously reported results have been restated to conform to the current year presentation.

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

The Americas, Southern Europe, Northern Europe and APME segments derive a significant majority of their revenues from our staffing and interim services. The remaining revenues within these segments are derived from our outcome-based solutions and consulting services, permanent recruitment services and other services. The Right Management segment revenues are derived from outplacement and talent management services. Segment revenues represent sales to external clients. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole. Due to the nature of our business, we generally do not have export sales.

	3 Months Ended
	March 31,
	2018	2017
Revenues from services:
Americas:
United States (a)	$616.3	$661.5
Other Americas	406.3	364.7
	1,022.6	1,026.2
Southern Europe:
France	1,424.0	1,137.5
Italy	413.6	294.4
Other Southern Europe	474.4	372.0
	2,312.0	1,803.9

Northern Europe	1,417.6	1,238.7
APME	720.2	632.4
Right Management	50.0	56.0
Consolidated (b)	$5,522.4	$4,757.2

Operating unit profit: (c)
Americas:
United States	$26.7	$26.3
Other Americas	16.2	12.4
	42.9	38.7
Southern Europe:
France	57.7	50.6
Italy	25.2	18.2
Other Southern Europe	14.8	12.7
	97.7	81.5

Northern Europe	16.6	11.8
APME	25.9	20.1
Right Management	6.4	8.8
	189.5	160.9
Corporate expenses	(26.8)	(24.6)
Intangible asset amortization expense	(8.9)	(8.4)
Operating profit	153.8	127.9
Interest and other expenses	(16.1)	(15.8)
Earnings before income taxes	$137.7	$112.1

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.2 and $3.5 for the three months ended March 31, 2018 and 2017, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $149.0 and $167.7 for the three months ended March 31, 2018 and 2017, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $5.2 and $5.3 for the three months ended March 31, 2018 and 2017, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $236.8 and $239.1 for the three months ended March 31, 2018 and 2017, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 24 and 25 for further information on the non-GAAP financial measures of constant currency and organic constant currency.

Business Overview

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increased demand, as we saw in the first quarter of 2018, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

During the first quarter of 2018, the United States dollar was weaker relative to the currencies in Europe, having a favorable impact on our reported results.While our reported revenues from services increased 16.1% over the first quarter of 2017 and our reported operating profit increased 20.2%, these results were impacted by the changes in foreign currency exchange rates and generally do not reflect the performance of our underlying business. The changes in the foreign currency exchange rates had a 10.7% favorable impact on revenues from services, a 11.8% favorable impact on operating profit, and an approximately $0.14 per share favorable impact on net earnings per share - diluted. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and, therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In the first quarter of 2018, we experienced constant currency revenue growth in most of our markets. Our consolidated revenues were up 5.4% in constant currency in the quarter, a deceleration from the 7.3% constant currency growth in the fourth quarter of 2017 due primarily to the differences in the number of billing days, higher seasonal growth in December of 2017, and expected reductions in business volumes with certain client accounts in the United States. After adjusting for billing days, our organic constant currency revenue growth was 6% in the first quarter of 2018 compared to 7% in the fourth quarter of 2017. We experienced improving economic conditions in Europe and most of our major markets during the quarter. Our staffing/interim business had solid revenue growth in the quarter, along with a 11.8% constant currency increase (21.2% as reported) in our permanent recruitment business. At Right Management, we experienced a constant currency revenue decline for both our outplacement services, due to the counter-cyclical nature of this business, and our talent management services.

Our gross profit margin in the first quarter of 2018 compared to 2017 decreased primarily due to the decline in our staffing/interim gross profit margin due to the decrease in the CICE (Credit d'Impôt pour la Compétitivité et l'Emploi) payroll tax credit rate in France, business mix changes in various countries, pricing pressures in Italy, and higher sickness rates in Germany, the Netherlands and Belgium. The margin also decreased due to a business mix impact as a result of the changes in currency exchange rates and a decline in demand for our higher-margin Right Management services. These declines were partially offset by the increase in our permanent recruitment business and a favorable impact as a result of our recent acquisitions.

We recorded $24.0 million of restructuring costs in the first quarter of 2018, comprised of $0.3 million in the Americas, $3.1 million in Southern Europe, $20.1 million in Northern Europe and $0.5 million in Right Management, primarily related to delivery model and other front-office centralization and back-office optimization. We expect further restructuring costs of approximately $5.0 million to $10.0 million to be recorded in the second quarter of 2018 related to continued front-office centralization and back-office optimization in certain European countries.

Our profitability improved in the quarter with operating profit increasing 8.4% in constant currency (20.2% as reported; 6.4% in organic constant currency) and operating profit margin up 10 basis points compared to the first quarter of 2017. Excluding the restructuring costs incurred in the first quarter of both 2018 and 2017, our operating profit was up 5.2% in constant currency and operating profit margin was flat compared to the first quarter of 2017. We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational and cost structures, while investing appropriately to support the growth in the business and enhance our productivity and technology and digital capabilities. During the first quarter of 2018, we added recruiters and certain other staff to support the increased demand for our services particularly in Northern Europe, Southern Europe and APME. Even with these investments, we experienced improved operational leverage in the quarter as we were able to support the higher revenue level without a similar increase in expenses.

Operating Results - Three Months Ended March 31, 2018 and 2017

The following table presents selected consolidated financial data for the three months ended March 31, 2018 as compared to 2017.

(in millions, except per share data)	2018	2017	Variance	Constant Currency Variance
Revenues from services	$5,522.4	$4,757.2	16.1%	5.4%
Cost of services	4,637.0	3,969.4	16.8	5.9
Gross profit	885.4	787.8	12.4	2.8
Gross profit margin	16.0%	16.6%
Selling and administrative expenses	731.6	659.9	10.9	1.8
Operating profit	153.8	127.9	20.2	8.4
Operating profit margin	2.8%	2.7%
Interest and other expenses	16.1	15.8	1.5
Earnings before income taxes	137.7	112.1	22.8	10.7
Provision for income taxes	40.7	37.7	8.0
Effective income tax rate	29.6%	33.6%
Net earnings	$97.0	$74.4	30.4	18.2
Net earnings per share – diluted	$1.45	$1.09	33.0	20.2
Weighted average shares – diluted	66.9	68.4	(2.1)%

The year-over-year increase in revenues from services of 16.1% (5.4% in constant currency and 4.9% in organic constant currency) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 11.5% (28.2% as reported) and 1.2% (14.4% as reported), respectively. This included a constant currency revenue increase in France of 8.5% (25.2% as reported) primarily due to strong growth in our large client accounts within the staffing market and a 15.4% constant currency increase (33.2% as reported) in the permanent recruitment business and growth in our Proservia business. This increase also included a constant currency revenue increase in Italy of 21.8% (40.5% as reported) due to increased demand for our Manpower staffing services and a 14.4% constant currency increase (32.0% as reported) in the permanent recruitment business. We also experienced constant currency revenue growth in Germany, the Netherlands, Spain and Belgium of 1.2%, 3.6%, 17.3% and 3.5%, respectively (16.8%, 19.6%, 35.3% and 19.4%, respectively, as reported; 9.1% in organic constant currency in Spain);

•
revenue increase in APME of 8.2% in constant currency (13.9% as reported) primarily due to an increase in our staffing/interim revenues, a 13.9% constant currency increase (19.7% as reported) in our permanent recruitment business and an increase in our solutions business;

•	our acquisitions in the Americas and Southern Europe, which added approximately 0.5% revenue growth to our consolidated results on a constant currency basis; and

•	a 10.7% increase due to the impact of changes in currency exchange rates; partially offset by

•
revenue decrease in the United States of 6.8% primarily driven by a decline in our Experis interim services, specifically within the IT sector because of decreased demand from a few larger clients, a decline in demand for our Manpower staffing services, and a decrease in our solutions business primarily related to non-recurrence of certain low-margin business within our MSP offering;

•
decreased demand for services at Right Management, where revenues decreased 15.1% in constant currency (-10.6% as reported), including a 18.5% constant currency decrease (-14.3% as reported) in our outplacement services as well as a 1.9% constant currency decline (increase of 4.0% as reported) in our talent management business; and

•	the unfavorable impact of approximately 1.2% in constant currency due to one fewer billing day in the quarter.

The year-over-year 60 basis point (-0.60%) decrease in gross profit margin was primarily attributed to:

•
a 50 basis point (-0.50%) unfavorable impact from the decline in our staffing/interim margin in organic constant currency due to the decrease in the CICE payroll tax credit rate from 7.0% to 6.0%, business mix changes in various countries, pricing pressures in Italy, and higher sickness rates in Germany, the Netherlands and Belgium;

•	a 20 basis point (-0.20%) decrease due to the impact on business mix of the changes in currency exchange rates; and

•	a 10 basis point (-0.10%) unfavorable impact from decreased demand in our outplacement business at Right Management; partially offset by

•	a 10 basis point (0.10%) favorable impact from the 11.8% constant currency increase (21.2% as reported) in our permanent recruitment business; and

•	a 10 basis point (0.10%) favorable impact as a result of our acquisitions in the Americas and Southern Europe.

The 10.9% increase in selling and administrative expenses in the first quarter of 2018 (1.8% in constant currency; 1.2% in organic constant currency) was primarily attributed to:

•
a 28.4% increase in constant currency (39.4% as reported; 28.1% in organic constant currency) in consulting costs primarily related to certain technology projects, delivery model and other front-office centralization and back-office optimization;

•	the additional recurring selling and administrative costs of $3.5 million incurred as a result of acquisitions in the Americas and Southern Europe; and

•	a 9.1% increase due to the impact of changes in currency exchange rates; partially offset by

•	a 7.1% constant currency decrease (increase of 1.0% as reported) in organic variable incentive costs due to a decline in profitability in certain markets.

Selling and administrative expenses as a percent of revenues decreased 70 basis points (-0.70%) in the first quarter of 2018 compared to the first quarter of 2017 due to a 60 basis point (-0.60%) favorable impact from better expense leverage as a result of our strong focus on productivity and efficiency, a 20 basis point (-0.20%) favorable impact from business mix changes due to the changes in currency exchange rates, and a 10 basis point (-0.10%) favorable impact due to the decrease in organic variable incentive costs, partially offset by a 20 basis point (0.20%) unfavorable impact due to the consulting costs incurred in the first quarter of 2018.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $16.1 million in the first quarter of 2018 compared to $15.8 million in the first quarter of 2017. Net interest expense increased $1.5 million in the first quarter of 2018 to $12.4 million from $10.9 million in the first quarter of 2017 due to an increase in interest rates. Miscellaneous expenses decreased to $3.8 million in the first quarter of 2018 from $4.8 million in the first quarter of 2017. The first quarter of 2018 included a loss on the change in fair value of the investments held by our minority-owned Swiss Franchise. The first quarter of 2017 included a loss on an investment.

We recorded income tax expense at an effective rate of 29.6% in the first quarter of 2018, as compared to an effective rate of 33.6% in the first quarter of 2017. The 2018 rate was favorably impacted by the enactment of the Tax Act in December 2017. The 29.6% effective tax rate in the quarter was higher than the United States Federal statutory rate of 21% primarily due to the French business tax.

Net earnings per share - diluted was $1.45 and $1.09 in the first quarter of 2018 and 2017, respectively. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.14 per share in the first quarter of 2018. Restructuring costs recorded in the first quarter of 2018 and 2017 negatively impacted net earnings per share - diluted by approximately $0.27 and $0.30 per share, net of tax, in the first quarter of 2018 and 2017, respectively.

Weighted average shares - diluted decreased 2.1% to 66.9 million in the first quarter of 2018 from 68.4 million in the first quarter of 2017. This decrease was due to the impact of share repurchases completed since the first quarter of 2017 and the full weighting of the repurchases completed in the first quarter of 2017, partially offset by shares issued as a result of exercises and vesting of share-based awards since the first quarter of 2017.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 0.3% (-0.6% in constant currency) in the first quarter of 2018 compared to 2017. In the United States, revenues from services decreased 6.8% in the first quarter of 2018 compared to 2017, primarily driven by an expected decline in our Experis interim services, specifically within the IT sector because of decreased volume from a few larger clients, a decline in demand for our Manpower staffing services, and a decrease in our solutions business primarily related to the non-recurrence of certain low-margin business within our MSP offering. In Other Americas, revenues from services increased 11.4% (10.6% in constant currency and 8.1% in organic constant currency) in the first quarter of 2018 compared to 2017. We experienced constant currency revenue growth in Mexico, Argentina, Colombia, Peru and Brazil of 11.1%, 13.8%, 10.5%, 1.4% and 17.5%, respectively (20.2%, -9.4%, 13.0%, 2.9% and 13.7%, respectively, as reported), while Canada experienced a constant currency decrease of 2.3% (increase of 2.2% as reported). The constant currency increase in Argentina was primarily due to inflation. There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years. As of March 31, 2018, the Argentinian economy has not been designated as highly-inflationary for accounting purposes. We are closely monitoring any developments in Argentina and currently do not expect any material impact on our Consolidated Financial Statements if this economy is deemed hyper-inflationary.

Gross profit margin was flat in the first quarter of 2018 compared to 2017 as improved staffing/interim margin in the United States, due to pricing discipline and lower payroll tax and insurance costs, was offset by a decrease in the permanent recruitment business in the United States and by decreases in our staffing/interim margins within some of our markets in Other Americas because of business mix changes.

In the first quarter of 2018, selling and administrative expenses decreased 3.2% (-3.1% in constant currency) due primarily to strong cost management and a decline in salary-related expenses as a result of lower headcount in the United States. These decreases were partially offset by an increase in consulting costs primarily related to certain technology projects and back-office and delivery-model optimization activities, the additional recurring selling and administrative costs incurred as a result of an acquisition in Other Americas, and $0.3 million of restructuring costs incurred in Argentina in the first quarter of 2018 relating to front-office centralization activities.

Operating Unit Profit (“OUP”) margin in the Americas was 4.2% and 3.8% for the first quarter of 2018 and 2017, respectively. In the United States, OUP margin increased to 4.3% in the first quarter of 2018 from 4.0% in 2017 due to the improvement in the gross profit margin and strong cost management. Other Americas OUP margin increased to 4.0% in the first quarter of 2018 from 3.4% in 2017 due to improved operating leverage on increased revenues, partially offset by the restructuring costs incurred in the first quarter of 2018.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 28.2% (11.5% in constant currency) in the first quarter of 2018 compared to 2017. In the quarter, revenues from services increased 25.2% (8.5% in constant currency) in France (which represents 62% of Southern Europe’s revenues) and increased 40.5% (21.8% in constant currency) in Italy (which represents 18% of Southern Europe’s revenues). The increase in France was primarily due to the strong growth in our large client accounts within the staffing market, an increase in our permanent recruitment business of 33.2% (15.4% in constant currency) and growth in our Proservia business. The increase in Italy was mostly due to increased demand for our Manpower staffing services and a 32.0% increase (14.4% in constant currency) in our permanent recruitment business. In Other Southern Europe, revenues from services increased 27.5% (12.3% in constant currency; 9.4% in organic constant currency) during the first quarter of 2018 compared to 2017, primarily due to increased demand for our Manpower staffing services, the 35.3% increase (17.3% in constant currency; 9.1% in organic constant currency) in Spain, the increase in our permanent recruitment business of 52.7% (35.0% in both constant currency and organic constant currency) and the increase in our solutions business, partially offset by the unfavorable impact of one fewer billing day.

Gross profit margin decreased in the first quarter of 2018 compared to 2017 primarily due to a decrease in France's staffing/interim margin as a result of the decrease in the CICE payroll tax credit rate and a decrease in Italy's Manpower staffing margin primarily due to business mix changes and pricing pressures. These decreases were partially offset by an increase of 39.5% (21.9% in constant currency) in our permanent recruitment business.

Selling and administrative expenses increased 25.9% (9.5% in constant currency; 8.9% in organic constant currency) during the first quarter of 2018 compared to 2017 primarily due to an increase in organic salary-related expenses, as a result of higher headcount, and non-personnel related costs to support the increase in revenues, and the additional recurring selling and administrative costs incurred as a result of the acquisitions in Spain.

OUP margin in Southern Europe was 4.2% for the first quarter of 2018 compared to 4.5% for 2017. In France, the OUP margin decreased to 4.1% for the first quarter of 2018 from 4.5% for 2017 primarily due to the decline in the gross profit margin, partially offset by improved operational leverage on increased revenues. In Italy, the OUP margin decreased to 6.1% for the first quarter of 2018 from 6.2% for 2017, primarily due to the decrease in our gross profit margin and the restructuring costs incurred in the first quarter of 2018, partially offset by improved operating leverage on increased revenues. Other Southern Europe’s OUP margin decreased to 3.1% for the first quarter of 2018 from 3.4% for 2017, due to the restructuring costs incurred in the first quarter of 2018, partially offset by an increase in the gross profit margin.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (representing 30%, 21%, 19%, 14% and 8%, respectively, of Northern Europe’s revenues), revenues from services increased 14.4% (1.2% in constant currency) in the first quarter of 2018 compared to 2017. We experienced revenue growth in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 11.2%, 16.8%, 9.3%, 19.6% and 19.4%, respectively (-1.0%, 1.2%, -0.3%, 3.6%, and 3.5%, respectively, in constant currency). The Northern Europe revenue increase is due to growth in our solutions business, increased demand for our Manpower staffing services and a 26.1% (11.8% in constant currency) increase in our permanent recruitment business. These increases were partially offset by decreased demand for our Experis interim services and the unfavorable impact of one fewer billing day.

Gross profit margin decreased in the first quarter of 2018 compared to 2017 due primarily to the decline in our staffing/interim margin, primarily as a result of business mix changes and higher sickness rates in Germany, the Netherlands and Belgium, partially offset by increases in our permanent recruitment business and our higher-margin solutions business.

Selling and administrative expenses decreased 1.2% in constant currency (increase of 12.1% as reported) in the first quarter of 2018 compared to 2017 due primarily to the decrease in restructuring costs to $20.1 million in the first quarter of 2018 from $22.6 million in 2017. The 2018 restructuring costs related to delivery model and other front-office centralization and back-office optimization activities in the United Kingdom, Germany, the Netherlands, Norway and Belgium. Excluding the restructuring costs, selling and administrative expenses increased 1.6% in constant currency (15.2% as reported) primarily due to an increase in consulting costs related to certain technology projects, front-office centralization and back-office optimization.

OUP margin for Northern Europe was 1.2% and 1.0% for the first quarter of 2018 and 2017, respectively. The increase in the OUP margin was primarily due to improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses, and a decrease in restructuring costs, partially offset by the decline in our gross profit margin.

APME

In APME, revenues from services increased 13.9% (8.2% in constant currency) in the first quarter of 2018 compared to 2017. In Japan and Australia (which represent 32% and 21% of APME’s revenues, respectively), revenues from services increased 6.9% and 5.5%, respectively (1.8% and 1.9%, respectively, in constant currency). The increase in Japan was due to the increase in our staffing/interim business, a 26.3% increase (20.2% in constant currency), in our permanent recruitment business, and an increase in our solutions business, partially offset by the unfavorable impact of one fewer billing day in the quarter. The increase in Australia was due to the increased demand for our Manpower staffing services and a 14.4% increase (10.0% in constant currency) in our permanent recruitment business, partially offset by a decrease in our solutions business and the unfavorable impact of one fewer billing day. The revenue increase in the remaining markets in APME is due to increased demand for our Manpower staffing services, mostly in India, Greater China, Singapore and Malaysia, and growth in our solutions business, partially offset by a decrease in our permanent recruitment businesses.

Gross profit margin was flat in the first quarter of 2018 compared to 2017 as an increase of 19.7% in our permanent recruitment business (13.9% constant currency) and margin increase in our solutions business were offset by a decrease in our staffing/interim margin as a result of direct cost increases in certain markets and changes in business mix.

Selling and administrative expenses increased 10.1% (4.8% in constant currency) in the first quarter of 2018 compared to 2017 due to the increase in salary-related costs because of higher headcount to support the increase in revenues.

OUP margin for APME was 3.6% in the first quarter of 2018 compared to 3.2% in 2017. The increase in OUP margin was due to improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses.

Right Management

Revenues from services decreased 10.6% (-15.1% in constant currency) in the first quarter of 2018 compared to 2017. The decrease is primarily due to the constant currency decrease of 18.5% (14.3% as reported) in our outplacement services as we experienced softer demand in most of our markets due to the counter-cyclical nature of this business. Our talent management business decreased 1.9% in constant currency (increase of 4.0% as reported) in the first quarter of 2018 compared to 2017 due mostly to softening demand in our European and Asian markets.

Gross profit margin decreased in the first quarter of 2018 compared to 2017 due to the decrease in both our outplacement and talent management business gross profit margins and the change in business mix as the higher-margin outplacement business represented a lower percentage of the revenue mix.

Selling and administrative expenses decreased 9.3% (-13.8% in constant currency) in the first quarter of 2018 compared to 2017 primarily due to reduced compensation-related expenses, such as salaries and variable-incentive costs due to lower headcount, partially offset by the restructuring costs incurred in the first quarter of 2018.

OUP margin for Right Management was 12.9% in the first quarter of 2018 compared to 15.8% in 2017. The decrease was due to the decline in our gross profit margin, expense deleveraging as we were unable to reduce expenses at the same rate as our revenue decline, and the restructuring costs incurred in the first quarter of 2018.

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

A reconciliation of these Non-GAAP percentage variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended March 31, 2018 Compared to 2017
	Reported Amount(a)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisition (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$616.3	(6.8)%	—%	(6.8)%	—%	(6.8)%
Other Americas	406.3	11.4	0.8	10.6	2.5	8.1
	1,022.6	(0.3)	0.3	(0.6)	0.9	(1.5)

Southern Europe:
France	1,424.0	25.2	16.7	8.5	—	8.5
Italy	413.6	40.5	18.7	21.8	—	21.8
Other Southern Europe	474.4	27.5	15.2	12.3	2.9	9.4
	2,312.0	28.2	16.7	11.5	0.6	10.9

Northern Europe	1,417.6	14.4	13.2	1.2	—	1.2
APME	720.2	13.9	5.7	8.2	0.9	7.3
Right Management	50.0	(10.6)	4.5	(15.1)	—	(15.1)
Consolidated	$5,522.4	16.1	10.7	5.4	0.5	4.9

Gross Profit	$885.4	12.4	9.6	2.8	0.7	2.1
Selling and Administrative Expense	$731.6	10.9	9.1	1.8	0.6	1.2
Operating Profit	$153.8	20.2	11.8	8.4	2.0	6.4

(a)	In millions for the three months ended March 31, 2018.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2018, we had $305.5 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations. With the enactment of the Tax Act in December 2017, we are no longer required to provide United States Federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding taxes on unremitted earnings that are not considered permanently invested.

Cash used in operating activities was $58.4 million during the three months ended March 31, 2018 compared to cash provided in operating activities of $191.0 million during the three months ended March 31, 2017. Changes in operating assets and liabilities utilized $177.8 million of cash during the three months ended March 31, 2018 compared to a cash inflow of $69.6 million during the three months ended March 31, 2017. These changes are primarily attributable to the 2017 sale of $143.5 million (€133.0 million) of our CICE payroll tax credits, the timing of collections and payments, and the contingent consideration of $24.1 million paid during the first quarter of 2018 in excess of the original liability recorded at acquisition date.

Net accounts receivable increased to $5,408.3 million as of March 31, 2018 from $5,370.5 million as of December 31, 2017. This increase is due to changes in currency exchange rates. At constant exchange rates, the March 31, 2018 balance would have been approximately $101.7 million lower than reported. Days Sales Outstanding ("DSO") increased by approximately 2.5 days from December 31, 2017 due to unfavorable mix changes, with higher growth in countries with a higher average DSO, and partly as a result of delayed payments at quarter end due to the month end being on a weekend along with the holiday at quarter end.

Capital expenditures were $12.7 million in the three months ended March 31, 2018 compared to $10.8 million in the three months ended March 31, 2017. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The increase in 2018 compared to 2017 was primarily due to increased technology investments and the timing of capital expenditures in 2018.

From time to time, we acquire and invest in companies throughout the world, including franchises. For the three months ended March 31, 2018, the total cash consideration for acquisitions, net of cash acquired, was $41.0 million, the majority of which took place in the Netherlands. This balance includes initial acquisition payments of $8.2 million and contingent consideration payments of $32.8 million ($8.7 million of which was recognized as a liability at the acquisition date). During the three months ended March 31, 2017, the total cash consideration for acquisitions, net of cash acquired, was $24.6 million, which includes initial acquisition payments of $11.7 million and contingent consideration related to previous acquisitions of $12.9 million, of which $10.3 million was related to our 2015 acquisition of 7S in Germany.

Net debt repayments were $4.4 million in the three months ended March 31, 2018 compared to $3.7 million in the three months ended March 31, 2017.

Our €400.0 million notes and €350.0 million notes are due September 2022 and June 2018, respectively. When these notes mature, we plan to repay the amounts with available cash, borrowings under our $600.0 million revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we decide to replace either the €400.0 million or €350.0 million notes.

As of March 31, 2018, we had letters of credit totaling $0.5 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.5 million were available to us under the facility as of March 31, 2018.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.88 to 1 and a fixed charge coverage ratio of 5.24 to 1 as of March 31, 2018. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2018, such credit lines totaled $336.9 million and additional borrowings of $252.0 million could have been made under these lines. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

On May 4, 2018 and May 2, 2017, the Board of Directors declared a semi-annual cash dividend of $1.01 and $0.93 per share, respectively. The 2018 dividends will be payable on June 15, 2018 to shareholders of record on June 1, 2018. The 2017 dividends were paid on June 15, 2017 to shareholders of record on June 1, 2017.

In July 2016, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2018, we repurchased 0.4 million shares at a cost of $50.1 million. During the first quarter of 2017, we repurchased 0.6 million shares at a cost of $57.0 million. As of March 31, 2018, there were 2.4 million shares remaining authorized for repurchase.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $2,181.9 million as of March 31, 2018 compared to $2,141.0 million as of December 31, 2017.

We also have entered into guarantee contracts and stand-by letters of credit that total approximately $210.1 million and $201.9 million as of March 31, 2018 and December 31, 2017, respectively, consisting of $157.8 million and $149.3 million for guarantees, respectively, and $52.3 million and $52.6 million for stand-by letters of credit as of March 31, 2018 and December 31, 2017. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.5 million for the three months ended March 31, 2018 and 2017.

We recorded net restructuring costs of $24.0 million during the three months ended March 31, 2018 in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the three months ended March 31, 2018, we made payments of $7.6 million out of our restructuring reserve. We expect a majority of the remaining $29.9 million reserve will be paid by the end of 2018.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2017, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements.  Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2017 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In July 2016, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. As of March 31, 2018, there were 2.4 million shares remaining authorized for repurchase. The following table shows the total amount of shares repurchased during the first quarter of 2018.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1 - 31, 2018	—		$—	—	2,833,306
February 1 - 28, 2018	352,052	(1)	$118.96	210,146	2,623,160
March 1 - 31, 2018	211,011	(2)	$119.09	210,750	2,412,410
Total	563,063		$119.03	420,896	2,412,410

(1)	Includes 141,906 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

(2)
Includes an adjustment of 261 shares related to shares of common stock previously withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by an officer in settlement of restricted stock.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2018:

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

Compensatory Arrangements of Certain Officers
In March 2018, each executive officer’s severance agreement was amended to clarify that the restrictions in such agreement did not prohibit the executive from voluntarily reporting any violations of law or regulations to any governmental agency. The foregoing description is qualified in its entirety by reference to the form of severance agreement amendment filed herewith as exhibit 10.1, which is incorporated by reference into this report.

Item 6 – Exhibits

10.1	Form of Amendment to Severance Agreement entered into between the Company and each of Jonas Prising, John T. McGinnis, Darryl Green, Ram Chandrashekar, Mara Swan and Richard Buchband.**

10.2	ManpowerGroup Inc. Annual Incentive Plan, incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2018.**

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising. Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

** Management contract or compensatory plan or arrangenent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: May 4, 2018

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)