Form 10-Q
period 2018-06-30
ManpowerGroup Inc.
filed 2018-08-03
CIK 871763

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
June 30, 2018
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at August 1, 2018
Common Stock, $.01 par value	64,894,602

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	June 30,	December 31,
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$767.5	$689.0
Accounts receivable, less allowance for doubtful accounts of $112.5 and $110.8, respectively	5,363.9	5,370.5
Prepaid expenses and other assets	137.9	111.7
Total current assets	6,269.3	6,171.2

OTHER ASSETS:
Goodwill	1,321.9	1,343.0
Intangible assets, less accumulated amortization of $353.5 and $339.9, respectively	264.6	284.0
Other assets	807.7	927.7
Total other assets	2,394.2	2,554.7

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	624.2	633.4
Less: accumulated depreciation and amortization	474.9	475.7
Net property and equipment	149.3	157.7
Total assets	$8,812.8	$8,883.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2018	2017
CURRENT LIABILITIES:
Accounts payable	$2,303.3	$2,279.4
Employee compensation payable	188.1	230.6
Accrued liabilities	451.2	490.9
Accrued payroll taxes and insurance	726.7	794.7
Value added taxes payable	522.3	545.4
Short-term borrowings and current maturities of long-term debt	43.4	469.4
Total current liabilities	4,235.0	4,810.4

OTHER LIABILITIES:
Long-term debt	1,045.2	478.1
Other long-term liabilities	685.1	737.5
Total other liabilities	1,730.3	1,215.6

SHAREHOLDERS’ EQUITY:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 116,778,224 and 116,303,729 shares, respectively	1.2	1.2
Capital in excess of par value	3,320.1	3,302.6
Retained earnings	2,902.7	2,713.0
Accumulated other comprehensive loss	(375.9)	(288.2)
Treasury stock at cost, 51,433,302 and 50,226,525 shares, respectively	(3,084.1)	(2,953.7)
Total ManpowerGroup shareholders’ equity	2,764.0	2,774.9
Noncontrolling interests	83.5	82.7
Total shareholders’ equity	2,847.5	2,857.6
Total liabilities and shareholders’ equity	$8,812.8	$8,883.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues from services	$5,656.9	$5,174.8	$11,179.3	$9,932.0
Cost of services	4,734.2	4,313.1	9,371.2	8,282.5
Gross profit	922.7	861.7	1,808.1	1,649.5
Selling and administrative expenses	714.4	666.5	1,446.0	1,326.4
Operating profit	208.3	195.2	362.1	323.1
Interest and other expenses	10.5	11.0	26.6	26.8
Earnings before income taxes	197.8	184.2	335.5	296.3
Provision for income taxes	54.4	67.2	95.1	104.9
Net earnings	$143.4	$117.0	$240.4	$191.4
Net earnings per share – basic	$2.18	$1.74	$3.65	$2.83
Net earnings per share – diluted	$2.17	$1.72	$3.62	$2.80
Weighted average shares – basic	65.7	67.4	65.8	67.5
Weighted average shares – diluted	66.1	68.0	66.4	68.3

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings	$143.4	$117.0	$240.4	$191.4
Other comprehensive (loss) income:
Foreign currency translation adjustments	(140.3)	93.8	(92.6)	134.1
Translation adjustments on net investment hedge, net of income taxes of $10.6, $(18.4), $5.8 and $(21.7), respectively	36.5	(33.0)	20.1	(38.7)
Translation adjustments of long-term intercompany loans	(7.7)	(1.2)	(0.1)	2.3
Unrealized gain on investments, net of income taxes of $0.1 and $0.6, respectively, for 2017	—	0.6	—	3.0
Reclassification of unrealized cumulative gain on investments, net of income taxes of $(3.4), included in retained earnings as of January 1, 2018 upon adoption of new accounting guidance on financial instruments (See Note 12 to the Consolidated Financial Statements)	—	—	(15.3)	—
Defined benefit pension plans and retiree health care plan, net of income taxes of $(0.1), $0.2, $0.1 and $0.2, respectively	(0.3)	0.5	0.2	0.7
Total other comprehensive (loss) income	(111.8)	60.7	(87.7)	101.4
Comprehensive income	$31.6	$177.7	$152.7	$292.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	6 Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$240.4	$191.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42.9	40.7
Deferred income taxes	(16.6)	26.1
Provision for doubtful accounts	10.9	10.0
Share-based compensation	12.8	14.8
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(132.0)	(258.8)
Other assets	85.9	36.0
Other liabilities	(68.7)	87.8
Cash provided by operating activities	175.6	148.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26.8)	(25.5)
Acquisitions of businesses, net of cash acquired	(8.2)	(21.2)
Proceeds from the sale of investments, property and equipment	6.7	3.1
Cash used in investing activities	(28.3)	(43.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(4.5)	(4.2)
Proceeds from long-term debt	583.3	—
Repayments of long-term debt	(408.1)	(0.2)
Payments of debt issuance costs	(2.4)	—
Payments of contingent consideration for acquisitions	(15.1)	(12.9)
Proceeds from share-based awards and other equity transactions	4.0	34.1
Payments to noncontrolling interests	(1.9)	—
Other share-based award transactions	(17.3)	(16.3)
Repurchases of common stock	(113.2)	(115.8)
Dividends paid	(66.0)	(62.2)
Cash used in financing activities	(41.2)	(177.5)

Effect of exchange rate changes on cash	(27.6)	47.7
Change in cash and cash equivalents	78.5	(25.4)
Cash and cash equivalents, beginning of year	689.0	598.5
Cash and cash equivalents, end of period	$767.5	$573.1

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$31.1	$22.7
Income taxes paid, net	$106.7	$56.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2018 and 2017
(in millions, except share and per share data)

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

Payroll Tax Credit

In April 2018, we sold substantially all of our French payroll tax credits earned in 2017 for net proceeds of $234.5 (€190.9). In March 2017, we sold a portion of our French payroll tax credits earned in 2016 for net proceeds of $143.5 (€133.0). We derecognized these receivables upon the sale date as the terms of the agreement are such that the transaction qualifies for sale treatment according to the accounting guidance on the transfer and servicing of assets. The discount on the sale of these receivables was recorded in cost of services as a reduction of the payroll tax credits.

Subsequent Events

We have evaluated events and transactions occurring after the balance sheet date through our filing date and have accrued or disclosed, if appropriate.

(2) Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on leases. The new guidance requires that a lessee recognize assets and liabilities on the balance sheet for leases with lease terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows by a lessee will depend on its classification as a finance or operating lease. The guidance also includes new disclosure requirements providing information on the amounts recorded in the financial statements. The guidance can be adopted using the modified retrospective approach applying to the earliest comparative period presented, or by recognizing a cumulative-effect adjustment to retained earnings in the period of adoption without restating prior periods. We have not decided on an adoption approach. The new guidance is effective for us in 2019. Based on a preliminary assessment, we expect the adoption of this guidance to have a material impact on our assets and liabilities due to the recognition of right-of-use assets and lease liabilities on our Consolidated Balance Sheets. However, we do not believe the adoption will have a material impact on our Consolidated Statements of Operations, but we are still assessing the impact. We have completed a preliminary qualitative assessment of our lease portfolio and are in the process of implementing a new lease software system, collecting lease data and designing processes and controls to account for our leases in accordance with the new guidance.

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

In June 2018, the FASB issued new guidance on the accounting for share-based payment awards. The guidance will make the accounting for share-based payment awards issued to nonemployees largely consistent with the accounting for share-based payment awards issued to employees. The guidance is effective for us in 2019. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

(3) Revenue Recognition

Adoption of New Accounting Guidance on Revenue Recognition

As of January 1, 2018, we adopted the new accounting guidance on revenue recognition using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior periods continue to be reported in accordance with previous accounting guidance. We determined that no cumulative effect adjustment to retained earnings was necessary upon adoption as there were no significant revenue recognition differences identified between the new and previous accounting guidance.

Revenue Recognition

We recognize revenues when control of the promised services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services. Our revenues are recorded net of any sales, value added, or other taxes collected from our clients.

A performance obligation is a promise in a contract to transfer a distinct service to the client, and it is the unit of account in the new accounting guidance for revenue recognition. The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in our contracts and, therefore, is not distinct. However, we have multiple performance obligations within our Recruitment Process Outsourcing (RPO) contracts as discussed below. For performance obligations that we satisfy over time, revenues are recognized by consistently applying a method of measuring progress toward satisfaction of that performance obligation. We generally utilize an input measure of time (e.g., hours, weeks, months) of service provided, which most accurately depicts the progress toward completion of each performance obligation.

We generally determine standalone selling prices based on the prices included in the client contracts, using expected costs plus margin, or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including credits, sales allowances, rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using whichever method, either the expected value method or most likely amount method, better predicts the amount of consideration to which we will become entitled based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenues to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Our variable consideration amounts are not material, and we do not believe that there will be significant changes to our estimates.

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

Principal vs. Agent
In certain scenarios where a third-party vendor is involved in our revenue transactions with our clients, we evaluate whether we are the principal or the agent in the transaction. In situations where we act as principal in the transaction, we control the performance obligation prior to transfer to the client, and we report the related amounts as gross revenues and cost of services. When we act as agent in the transaction, we do not control the performance obligation prior to transfer to the client, and we report the related amounts as revenues on a net basis. A majority of these agent transactions occur within our TAPFIN - Managed Service Provider (MSP) programs where our performance obligation is to manage our client’s contingent workforce, and we earn a commission based on the amount of staffing services that are managed through the program. We are the agent in these transactions as we do not control the third-party providers' staffing services provided to the client through our MSP program prior to those services being transferred to the client.
Practical Expedients and Exemptions

For certain client contracts where we recognize revenues over time, we recognize the amount that we have the right to invoice, which corresponds directly to the value provided to the client of our performance to date.

As allowed under the new guidance, we do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to June 30, 2018 related to remaining performance obligations, which are not material.

Revenue Service Types

The following is a description of our revenue service types, including Staffing and Interim, Outcome-Based Solutions and Consulting, Permanent Recruitment and Other services.

Staffing and Interim

Staffing and Interim services include the augmentation of clients’ workforce with our contingent employees performing services under the client’s supervision, which provides our clients with a source of flexible labor. Staffing and Interim client contracts are generally short-term in nature and we generally enter into contracts that include only a single performance obligation. We recognize revenues over time based on a fixed amount for each hour of Staffing and Interim service provided as our clients benefit from our services as we provide them.

Outcome-Based Solutions and Consulting

Our Outcome-Based Solutions and Consulting services include utilizing consultants and contingent employees who are generally experts in a specific field advising the client to help find strategic solutions to specific matters or achieve a particular outcome. Our services may also include managing certain processes and functions within the client’s organization. We recognize revenues over time based on (i) our clients benefiting from our services as we are providing them, (ii) our clients controlling an asset as it is created or enhanced, or (iii) our performance not creating an asset with an alternative use and having an enforceable right to payment for the services we have provided to date. We generally utilize an input measure of time for the service provided, which most accurately depicts the progress toward completion of these performance obligations. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar client in similar circumstances.

Permanent Recruitment

Permanent Recruitment services include providing qualified candidates to our clients to hire on a permanent basis. We recognize revenues for our Permanent Recruitment services at a point in time when we place the qualified candidate, because we have determined that control of the performance obligation has transferred to the client (i.e. - service performed) as we have the right to payment for our service and the client has accepted our service of providing a qualified candidate to fill a permanent position. Revenues recognized from our Permanent Recruitment services are based upon either a fixed fee per placement or as a percentage of the candidate’s salary.

Our RPO services are also included in our Permanent Recruitment revenues. RPO services include the various activities of managing a client's permanent workforce, which can include candidate assessments, screening, conducting candidate interviews, providing sourcing technology, and providing our marketing and recruiting expertise. We perform these activities to fulfill the overall obligation to provide permanent workforce management services, so they are not individually distinct and therefore we account for them as a single performance obligation. We generally utilize an input measure of time in months, but we do have a few contracts for which we use labor hours of management services provided as this more accurately depicts the progress toward completion of the performance obligation. We recognize revenues over time for each month of management services provided, as each month of management services is distinct and the client benefits from each month of management services as we provide them.

We consider the RPO management services and placement services to be distinct and, therefore, separate performance obligations within our RPO contracts as (i) our clients can benefit from each service on its own, and (ii) each service is separately identifiable within the client contract. The prices as specified in our contracts will generally be broken out between management fees and placement fees, which we consider the standalone selling price of each service as they are the observable inputs which depict the prices as if they were sold to a similar client in similar circumstances. The consideration from our client contracts is allocated to each performance obligation based on the relative standalone selling price.

Other Services

Other services include revenues from outplacement services, MSP services, training services and franchise fees.

•
Outplacement services include assisting our clients in managing their workforce transitions and their employees in managing career changes by developing additional skills and finding new employment. We recognize revenues over time as we provide the service (i.e. - transfer control of the performance obligation) using the input measure of hours of service to measure progress toward completion of the performance obligation.

•
MSP services include overall program management of our clients’ contingent workforce and generally include various activities such as reporting and tracking, supplier selection and management and order distribution, depending on each client contract. We provide these services to fulfill the overall obligation of contingent workforce management services so the individual activities are not distinct and therefore we account for them as a single performance obligation. We recognize revenues over time for each month of MSP services provided, as each month of MSP services is distinct and the client benefits from each month of MSP services as we provide it.

•
Training services include teaching skills that relate to specific competencies in order for our client’s workforce to acquire knowledge and develop skills proficiencies. We recognize revenues over time for each hour of training service provided as our clients benefit from our services as we provide them.

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

	3 Months Ended June 30, 2018
Service Types	Americas	Southern Europe	Northern Europe	APME	Right Management	Total
Staffing and Interim	$951.4	$2,234.5	$1,234.0	$599.5	$—	$5,019.4
Outcome-Based Solutions and Consulting	46.9	144.6	106.1	69.0	12.5	379.1
Permanent Recruitment	30.9	38.8	45.0	52.0	—	166.7
Other	23.3	16.1	8.1	4.3	39.9	91.7
	$1,052.5	$2,434.0	$1,393.2	$724.8	$52.4	$5,656.9

	3 Months Ended June 30, 2018
Timing of Revenue Recognition	Americas	Southern Europe	Northern Europe	APME	Right Management	Total
Services transferred over time	$1,034.5	$2,398.6	$1,354.8	$689.5	$52.4	$5,529.8
Services transferred at a point in time	18.0	35.4	38.4	35.3	—	127.1
	$1,052.5	$2,434.0	$1,393.2	$724.8	$52.4	$5,656.9

	6 Months Ended June 30, 2018
Service Types	Americas	Southern Europe	Northern Europe	APME	Right Management	Total
Staffing and Interim	$1,882.8	$4,344.8	$2,489.2	$1,198.7	$—	$9,915.5
Outcome-Based Solutions and Consulting	87.4	292.9	215.9	137.4	24.0	757.6
Permanent Recruitment	58.7	77.4	89.5	101.0	—	326.6
Other	46.2	30.9	16.2	7.9	78.4	179.6
	$2,075.1	$4,746.0	$2,810.8	$1,445.0	$102.4	$11,179.3

	6 Months Ended June 30, 2018
Timing of Revenue Recognition	Americas	Southern Europe	Northern Europe	APME	Right Management	Total
Services transferred over time	$2,040.9	$4,675.1	$2,734.0	$1,378.4	$102.4	$10,930.8
Services transferred at a point in time	34.2	70.9	76.8	66.6	—	248.5
	$2,075.1	$4,746.0	$2,810.8	$1,445.0	$102.4	$11,179.3

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

Our deferred revenue was $35.1 at June 30, 2018 and $48.0 at December 31, 2017. The decrease is due to $32.2 of revenues recognized related to amounts that were included in the December 31, 2017 balance, partially offset by payments or amounts due in advance of satisfying our performance obligations in the first half of 2018.

(4) Share-Based Compensation Plans

During the three months ended June 30, 2018 and 2017, we recognized share-based compensation expense of $5.3 and $7.6, respectively, and $12.8 and $14.8 for the six months ended June 30, 2018 and 2017, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $4.0 and $36.1 for the six months ended June 30, 2018 and 2017, respectively.

(5) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. For the six months ended June 30, 2018, the total cash consideration for acquisitions, net of cash acquired, was $47.4, the majority of which took place in the Netherlands. This balance includes initial acquisition payments of $8.2 and contingent consideration payments of $39.2 ($15.1 of which was recognized as a liability at the acquisition date). During the six months ended June 30, 2017, the total cash consideration for acquisitions, net of cash acquired, was $34.1, which includes initial acquisition payments of $21.2 and contingent consideration related to previous acquisitions of $12.9, of which $10.3 was related to our 2015 acquisition of 7S Group GmbH ("7S") in Germany.

On April 26, 2017, the sellers of 7S formally disputed the contingent consideration related to the acquisition and are claiming an additional $24.3 (€20.8), plus interest. We believe no further amounts are due and intend to vigorously dispute their claims in arbitration. We are not currently able to predict the outcome of the arbitration or the timing of any resolution, and consequently, no amounts have been recorded in the Consolidated Financial Statements.

As of January 1, 2018, we adopted the new accounting guidance on statement of cash flows. The guidance provides classification requirements for certain cash receipts and cash payments. During the first half of 2018, we classified $24.1 of payments which were in excess of the contingent consideration liabilities recognized on the acquisition date as operating cash flows. The excess cash payments for contingent consideration liabilities made during the first half of 2017 were not material.

(6) Restructuring Costs

We recorded net restructuring costs of $39.3 and $34.5 during the six months ended June 30, 2018 and 2017, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the six months ended June 30, 2018, we made payments of $20.3 out of our restructuring reserve. We expect a majority of the remaining $32.5 reserve will be paid by the end of 2018.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2018	$1.7	$0.9	$9.6	$—	$1.2	$0.1	$13.5
Severance costs	0.3	5.4	25.8	—	0.3	—	31.8
Office closure costs and other	—	—	7.5	—	—	—	7.5
Costs paid or utilized	(1.6)	(2.3)	(15.6)	—	(0.7)	(0.1)	(20.3)
Balance, June 30, 2018	$0.4	$4.0	$27.3	$—	$0.8	$—	$32.5

(1) Balances related to the United States were $1.5 and $0.4 as of January 1, 2018 and June 30, 2018, respectively.
(2) Balances related to France were $0.9 as of both January 1, 2018 and June 30, 2018. Italy had no balance as of January 1, 2018 and $1.4 as of June 30, 2018.

(7) Income Taxes

We recorded income tax expense at an effective rate of 27.5% for the three months ended June 30, 2018, as compared to an effective rate of 36.5% for the three months ended June 30, 2017. The 2018 rate was favorably impacted by the enactment of the Tax Act in December 2017. The 27.5% effective tax rate in the quarter was higher than the United States Federal statutory rate of 21% primarily due to the French business tax.

We recorded income tax expense at an effective rate of 28.3% for the six months ended June 30, 2018 as compared to an effective rate of 35.4% for the six months ended June 30, 2017. The 2018 rate was favorably impacted by the enactment of the Tax Act in December 2017. The 28.3% effective tax rate for the six months ended June 30, 2018 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax. We currently expect a 2018 annual effective tax rate of approximately 27% to 28%.

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

Our accounting for certain elements of the Tax Act was incomplete as of December 31, 2017, and remains incomplete as of June 30, 2018. However, we were able to make reasonable estimates of the impact of the Tax Act as of December 31, 2017 and, therefore, recorded provisional estimates for these items, including the one-time transition tax and the revaluation of our deferred tax assets and liabilities. In accordance with accounting guidance, we are allowed to make an accounting policy choice to either treat taxes due on future inclusions in United States taxable income related to GILTI as a current-period expense when incurred or factor such amounts into our measurement of deferred taxes. We have not made a policy decision regarding whether to record deferred taxes on GILTI and have included estimates of this provision as current period expenses for the six months ended June 30, 2018.

During the first half of 2018, the Internal Revenue Service issued new guidance affecting the computation of our 2017 transition tax liability. As a result of the new guidance and additional analysis of the impacts of the Tax Act, we revised our provisional estimates and recorded a tax benefit of $1.8 related to the Tax Act during the first half of 2018. The ultimate impact of the Tax Act may differ from our estimates as of June 30, 2018, possibly materially, due to changes in interpretations and assumptions we have made, future guidance that may be issued and actions we may take as a result of the Tax Act.

As of June 30, 2018, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $72.6 that would favorably impact the effective tax rate if recognized. As of December 31, 2017, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $66.5. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2010 through 2017 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of June 30, 2018, we are subject to tax audits in Austria, Canada, Denmark, France, Germany and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings available to common shareholders	$143.4	$117.0	$240.4	$191.4

Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	65.7	67.4	65.8	67.5
Effect of dilutive securities - stock options	0.1	0.2	0.2	0.2
Effect of other share-based awards	0.3	0.4	0.4	0.6
Weighted-average common shares outstanding - diluted	66.1	68.0	66.4	68.3

Net earnings per share - basic	$2.18	$1.74	$3.65	$2.83
Net earnings per share - diluted	$2.17	$1.72	$3.62	$2.80

There were 0.3 million and 0.1 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended June 30, 2018 and 2017, respectively, and the calculation of net earnings per share – diluted for the six months ended June 30, 2018 and 2017, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,321.9	$—	$1,321.9	$1,343.0	$—	$1,343.0
Intangible assets:
Finite-lived:
Customer relationships	$448.6	$338.0	$110.6	$453.6	$325.2	$128.4
Other	18.7	15.5	3.2	19.3	14.7	4.6
	467.3	353.5	113.8	472.9	339.9	133.0
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	98.8	—	98.8	99.0	—	99.0
	150.8	—	150.8	151.0	—	151.0
Total intangible assets	$618.1	$353.5	$264.6	$623.9	$339.9	$284.0

(1) Balances were net of accumulated impairment loss of $513.4 as of both June 30, 2018 and December 31, 2017.
(2) Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2018 and December 31, 2017.

Total consolidated amortization expense related to intangible assets for the remainder of 2018 is expected to be $16.5 and in each of the next five years is expected to be as follows: 2019 - $29.3, 2020 - $24.7, 2021 - $13.7, 2022 - $10.1 and 2023 - $7.9.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2018	$519.2	$121.9	$468.1	$106.2	$62.1	$65.5	$1,343.0
Goodwill acquired	4.6	—	—	—	—	—	4.6
Currency and other impacts	(2.2)	(7.5)	(12.7)	(3.3)	—	—	(25.7)
Balance, June 30, 2018	$521.6	$114.4	$455.4	$102.9	$62.1	$65.5	$1,321.9

(1) Balances related to the United States were $476.5 as of both January 1, 2018 and June 30, 2018.
(2) Balances related to France were $76.3 and $70.2 as of January 1, 2018 and June 30, 2018, respectively. Balances related to Italy were $5.0 and $4.8 as of January 1, 2018 and June 30, 2018, respectively.
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

Goodwill balances by reporting unit were as follows:

	June 30,	January 1,
	2018	2018
United States	$532.0	$532.0
Germany	131.9	135.4
Netherlands	123.2	126.5
United Kingdom	87.2	89.2
France	70.2	76.3
Right Management	62.1	62.1
Other reporting units	315.3	321.5
Total goodwill	$1,321.9	$1,343.0

(10) Debt

On June 18, 2018, we amended and restated our Five Year Credit Agreement (the “Amended Agreement”) with a syndicate of commercial banks, principally to revise the termination date of the facility from September 16, 2020 to June 18, 2023. The remaining material terms and conditions of the Amended Agreement are substantially similar to the material terms and conditions of our Amended and Restated Five Year Credit Agreement dated September 16, 2015.

On June 22, 2018, we offered and sold €500.0 aggregate principal amount of the Company’s 1.750% notes due June 22, 2026 (the “Notes”). The net proceeds from the Notes of €495.7 were used to repay our €350.0 notes due June 22, 2018, with the remaining balance to be used for general corporate purposes, which may include share repurchases and the acquisition of or investment in complementary businesses or other assets. The Notes were issued at a price of 99.564% to yield an effective interest rate of 1.809%. Interest on the Notes is payable in arrears on June 22 of each year. The Notes are unsecured senior obligations and will rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

(11) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$2.8	$2.4	$5.6	$4.8
Interest cost	2.9	2.8	5.9	5.5
Expected return on assets	(2.7)	(2.6)	(5.5)	(5.2)
Other	0.3	0.7	0.7	1.3
Total benefit cost	$3.3	$3.3	$6.7	$6.4

	Retiree Health Care Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest cost	$0.1	$0.2	$0.2	$0.3
Prior service credit	(0.2)	(0.2)	(0.4)	(0.3)
Total benefit (credit) cost	$(0.1)	$—	$(0.2)	$—

During the three and six months ended June 30, 2018, contributions made to our pension plans were $2.3 and $4.2, respectively, and contributions made to our retiree health care plan were $0.3 and $0.6, respectively. During 2018, we expect to make total contributions of approximately $12.3 to our pension plans and to fund our retiree health care payments as incurred.

As of January 1, 2018, we adopted the new guidance on the presentation of net periodic pension and postretirement benefit cost ("net benefit cost"). The new guidance requires bifurcation of net benefit cost, which used to be reported as an employee cost within operating income under the old guidance. The service cost component is still presented with other employee compensation cost in operating income or capitalized in assets in rare circumstances. The other components are now reported separately outside of operations, and are not eligible for capitalization. We have reclassified the 2017 non-service cost components of net benefit cost to interest and other expenses from selling and administrative expenses to conform to the current period presentation. For the three months ended June 30, 2018 and 2017, the non-service component was a cost of $0.4 and $0.6, respectively. For the six months ended June 30, 2018 and 2017, the non-service component was a cost of $0.9 and $1.5, respectively. For the year ended December 31, 2017, the non-service component was a cost of $1.0.

(12) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	June 30,	December 31,
	2018	2017
Foreign currency translation	$(180.3)	$(87.7)
Translation loss on net investment hedge, net of income taxes of $(17.3) and $(23.1), respectively	(19.8)	(39.9)
Translation loss on long-term intercompany loans	(128.9)	(128.8)
Unrealized gain on investments, net of income taxes of $3.4 for 2017	—	15.3
Defined benefit pension plans, net of income taxes of $(27.6) and $(27.8), respectively	(50.0)	(50.5)
Retiree health care plan, net of income taxes of $1.9 and $2.0, respectively	3.1	3.4
Accumulated other comprehensive loss	$(375.9)	$(288.2)

As of January 1, 2018, we adopted the new accounting guidance on financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net earnings. Upon adoption, we reclassified $15.3, the cumulative unrealized gain on our Swiss franchise's investment portfolio as of December 31, 2017, from accumulated other comprehensive loss to retained earnings. Going forward, we will recognize the changes in fair value on the investment portfolio in the current period earnings as opposed to other comprehensive loss.

Noncontrolling Interests

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries for which we have a controlling financial interest.
Net earnings attributable to these noncontrolling interests were $1.0 and $2.2 for the three months ended June 30, 2018 and 2017, respectively, and $2.2 and $4.4 for the six months ended June 30, 2018 and 2017, respectively, which were recorded as expenses in interest and other expenses in our Consolidated Statements of Operations.
Dividends

On May 4, 2018 and May 2, 2017, the Board of Directors declared a semi-annual cash dividend of $1.01 and $0.93 per share, respectively. The 2018 dividends were paid on June 15, 2018 to shareholders of record on June 1, 2018. The 2017 dividends were paid on June 15, 2017 to shareholders of record on June 1, 2017.

Share Repurchases

In August 2018, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock, with terms consistent with the previous authorization. This authorization is in addition to the July 2016 Board authorization to repurchase 6.0 million shares of our common stock, of which 1.8 million shares remained authorized for repurchase as of June 30, 2018. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first half of 2018, we repurchased a total of 1.0 million shares at a cost of $113.2. During the first half of 2017, we repurchased 1.1 million shares at a cost of $115.8.

(13) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest expense	$13.3	$11.9	$26.9	$23.8
Interest income	(1.4)	(1.2)	(2.6)	(2.2)
Foreign exchange (gain) loss	(0.1)	0.2	(0.2)	0.3
Miscellaneous (income) expense, net	(1.3)	0.1	2.5	4.9
Interest and other expenses	$10.5	$11.0	$26.6	$26.8

(14) Derivative Financial Instruments and Fair Value Measurements

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

A portion of the €400.0 ($465.2) notes due September 2022 and the €500.0 ($579.2) notes due June 2026 was designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of June 30, 2018. For this portion of the Euro-denominated notes, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive loss, net of taxes. As of June 30, 2018 and December 31, 2017, we had an unrealized loss of $15.6 and $35.7, respectively, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

On occasion, forward contracts are designated as a hedge of our net investment in our foreign subsidiaries. We had a translation loss of $4.2 as of both June 30, 2018 and December 31, 2017, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. We recorded a gain of $2.1 and no gain or loss for the three months ended June 30, 2018 and 2017, respectively, and a gain of $2.1 and $0.1 for the six months ended June 30, 2018 and 2017, respectively, in interest and other expenses associated with those forward contracts, which offset the loss and gain recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 were as follows:

		Fair Value Measurements Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$99.3	$99.3	$—	$—
Foreign currency forward contracts	0.2	—	0.2	—
	$99.5	$99.3	$0.2	$—

		Fair Value Measurements Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$99.1	$99.1	$—	$—
	$99.1	$99.1	$—	$—

Liabilities
Foreign currency forward contracts	$0.1	$—	$0.1	$—
	$0.1	$—	$0.1	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the value from either directly or indirectly observable inputs from third parties.

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $1,086.2 and $939.9 as of June 30, 2018 and December 31, 2017, respectively, compared to a carrying value of $1,044.4 and $897.8, respectively.

(15) Segment Data

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

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues from services:
Americas:
United States (a)	$640.5	$671.3	$1,256.8	$1,332.8
Other Americas	412.0	385.6	818.3	750.3
	1,052.5	1,056.9	2,075.1	2,083.1
Southern Europe:
France	1,512.5	1,356.3	2,936.5	2,493.8
Italy	443.0	366.5	856.6	660.9
Other Southern Europe	478.5	412.9	952.9	784.9
	2,434.0	2,135.7	4,746.0	3,939.6

Northern Europe	1,393.2	1,281.7	2,810.8	2,520.4
APME	724.8	643.4	1,445.0	1,275.8
Right Management	52.4	57.1	102.4	113.1
Consolidated (b)	$5,656.9	$5,174.8	$11,179.3	$9,932.0

Operating unit profit: (c)
Americas:
United States	$38.2	$44.5	$64.9	$70.8
Other Americas	18.5	13.0	34.7	25.4
	56.7	57.5	99.6	96.2
Southern Europe:
France	73.0	70.7	130.7	121.3
Italy	31.9	27.6	57.1	45.8
Other Southern Europe	16.8	12.5	31.6	25.2
	121.7	110.8	219.4	192.3

Northern Europe	24.7	33.1	41.3	44.9
APME	29.2	23.3	55.1	43.4
Right Management	10.5	8.5	16.9	17.3
	242.8	233.2	432.3	394.1
Corporate expenses	(25.9)	(29.6)	(52.7)	(54.2)
Intangible asset amortization expense	(8.6)	(8.4)	(17.5)	(16.8)
Operating profit	208.3	195.2	362.1	323.1
Interest and other expenses	(10.5)	(11.0)	(26.6)	(26.8)
Earnings before income taxes	$197.8	$184.2	$335.5	$296.3

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.9 and $3.6 for the three months ended June 30, 2018 and 2017, respectively, and $7.1 for both the six months ended June 30, 2018 and 2017. These fees are primarily based on revenues generated by the franchise offices, which were $166.7 and $155.6 for the three months ended June 30, 2018 and 2017, respectively, and $315.7 and $323.3 for the six months ended June 30, 2018 and 2017, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $6.2 and $5.8 for the three months ended June 30, 2018 and 2017, respectively, and $11.4 and $11.1 for the six months ended June 30, 2018 and 2017, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $273.9 and $247.3 for the three months ended June 30, 2018 and 2017, respectively, and $510.7 and $486.4 for the six months ended June 30, 2018 and 2017, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 28 and 29 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

Business Overview

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increased demand, as we saw in both the second quarter and first half of 2018, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

During the second quarter of 2018, the United States dollar was weaker relative to the currencies in Europe, having a favorable impact on our reported results. While our reported revenues from services increased 9.3% over the second quarter of 2017 and our reported operating profit increased 6.7%, these results were impacted by the relative strength of other currencies against the United States dollar compared to the same period in 2017, and generally may overstate the performance of our underlying business. The changes in the foreign currency exchange rates had a 4.8% favorable impact on revenues from services, a 4.5% favorable impact on operating profit, and an approximately $0.09 per share favorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In the three months ended June 30, 2018, we experienced constant currency revenue growth in most of our markets. Our consolidated revenues were up 4.5% in constant currency in the quarter, a slight deceleration from the 5.4% constant currency growth in the first quarter of 2018. Approximately 68% of our total consolidated revenues comes from Europe, and although economic conditions were favorable in most of the European markets where we operate, our business experienced a slower rate of growth during the quarter than in the prior-year period. In particular, we continued to experience better performance from our Southern Europe segment than from our Northern Europe segment, as discussed below under "Segment Operating Results." After adjusting for billing days, our organic constant currency revenue growth was 3% in the second quarter compared to 6% in the first quarter due primarily to softer demand in our European markets, especially in France, where economic indicators suggested that the national economy saw a slight decline in the rate of expansion during the second quarter compared to the first quarter of 2018. Our staffing/interim business had solid growth in the quarter, along with a 11.3% constant currency increase (15.5% as reported) in our permanent recruitment business and strong growth in our ManpowerGroup Solutions business. At Right Management, we have experienced a constant currency revenue decline for both our outplacement services, due to the counter-cyclical nature of this business, and our talent management services.

Our gross profit margin in the second quarter of 2018 compared to 2017 decreased primarily due to the decline in our staffing/interim gross profit margin due to the decrease in the CICE (Credit d'Impôt pour la Compétitivité et l'Emploi) payroll tax credit rate in France, business mix changes in various countries, and the non-recurrence of certain prior year reductions related to workers compensation and health care costs in the United States. The margin also decreased due to to the unfavorable impact from changes in currency exchange rates and a decline in demand for our higher-margin Right Management services. These declines were partially offset by the increase in our permanent recruitment business.

We recorded $15.3 million of restructuring costs in the second quarter of 2018, in addition to the $24.0 million recorded in the first quarter of 2018, comprised of $2.3 million in Southern Europe, $13.2 million in Northern Europe, and a benefit of $0.2 million in Right Management, primarily related to delivery-model and other front-office centralization and back-office optimization activities.

Our operating profit increased in the second quarter of 2018 by 6.7% (2.2% in constant currency and 1.4% in organic constant currency) while our operating profit margin was down 10 basis points compared to the second quarter of 2017. Excluding the restructuring costs incurred in the second quarter of both 2018 and 2017, our operating profit was up 4.1% in constant currency while operating profit margin was flat compared to the second quarter of 2017. Our Northern Europe segment in particular experienced profitability challenges during the second quarter, as discussed below under "Segment Operating Results," even before the restructuring costs incurred during the quarter. We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational and cost structures, while investing appropriately to support the growth in the business and enhance our productivity and technology and digital capabilities. During the second quarter of 2018, we added recruiters and certain other staff to support the increased demand for our services particularly in Southern Europe and APME. Even with these investments, we experienced improved operational leverage in the quarter as we were able to support the higher revenue level without a similar increase in expenses.

Operating Results - Three Months Ended June 30, 2018 and 2017

The following table presents selected consolidated financial data for the three months ended June 30, 2018 as compared to 2017.

(in millions, except per share data)	2018	2017	Variance	Constant Currency Variance
Revenues from services	$5,656.9	$5,174.8	9.3%	4.5%
Cost of services	4,734.2	4,313.1	9.8	4.8
Gross profit	922.7	861.7	7.1	2.8
Gross profit margin	16.3%	16.7%
Selling and administrative expenses	714.4	666.5	7.2	3.0
Operating profit	208.3	195.2	6.7	2.2
Operating profit margin	3.7%	3.8%
Interest and other expenses	10.5	11.0	(4.4)
Earnings before income taxes	197.8	184.2	7.4	2.5
Provision for income taxes	54.4	67.2	(19.1)
Effective income tax rate	27.5%	36.5%
Net earnings	$143.4	$117.0	22.6	17.4
Net earnings per share – diluted	$2.17	$1.72	26.2	20.9
Weighted average shares – diluted	66.1	68.0	(2.8)%

The year-over-year increase in revenues from services of 9.3% (4.5% in constant currency and 4.2% in organic constant currency) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 5.8% (14.0% as reported) and 2.2% (8.7% as reported), respectively. This included a constant currency revenue increase in France of 3.1% (11.5% as reported) primarily due to growth in client accounts within the staffing market and a 9.0% constant currency increase (17.9% as reported) in the permanent recruitment business. This increase also included a constant currency revenue increase in Italy of 11.8% (20.9% as reported) due to increased demand for our Manpower staffing services and a 9.0% constant currency increase (17.7% as reported) in the permanent recruitment business. We also experienced constant currency revenue growth in the United Kingdom, the Nordics, Spain and Belgium of 3.0%, 2.6%, 9.1% and 3.4%, respectively (9.4%, 6.8%, 18.0% and 11.8%, respectively, as reported; 8.3% in organic constant currency in Spain);

•
revenue increase in APME of 10.4% in constant currency (12.6% as reported) primarily due to an increase in our staffing/interim revenues and a 16.2% constant currency increase (19.1% as reported) in our permanent recruitment business;

•	our acquisitions in the Americas, Southern Europe and APME, which added approximately 0.3% revenue growth to our consolidated results on a constant currency basis;

•	a 4.8% increase due to the impact of changes in currency exchange rates; and

•	the favorable impact of approximately 0.9% constant currency due to one additional billing day in the quarter; partially offset by

•
revenue decrease in the United States of 4.6% primarily driven by a decline in our Experis interim services, specifically within the IT sector, because of decreased demand from a few larger clients, a decline in demand for our Manpower staffing services, and a decrease in our solutions business primarily related to non-recurrence of certain low-margin business within our MSP offering; and

•
decreased demand for services at Right Management, where revenues decreased 10.5% in constant currency (-8.3% as reported), including a 11.2% constant currency decrease (-8.9% as reported) in our outplacement services as well as a 8.3% constant currency decrease (-6.5% as reported) in our talent management business.

The year-over-year 40 basis point (-0.40%) decrease in gross profit margin was primarily attributed to:

•
a 30 basis point (-0.30%) unfavorable impact from the decline in our staffing/interim margin in constant currency due to the decrease in the CICE payroll tax credit rate from 7.0% to 6.0%, business mix changes in various countries, and the non-recurrence of certain prior year reductions related to workers compensation and health care costs in the United States;

•	a 10 basis point (-0.10%) unfavorable impact from decreased demand in our outplacement business at Right Management; and

•	a 10 basis point (-0.10%) decrease due to the unfavorable impact from changes in currency exchange rates; partially offset by

•	a 10 basis point (0.10%) favorable impact from the 11.3% constant currency increase (15.5% as reported) in our permanent recruitment business.

The 7.2% increase in selling and administrative expenses in the second quarter of 2018 (3.0% in constant currency; 2.6% in organic constant currency) was primarily attributed to:

•
a 21.2% increase in constant currency (26.1% as reported; 21.0% in organic constant currency) in consulting costs primarily related to certain technology projects, delivery model and other front-office centralization and back-office optimization;

•	restructuring costs of $15.3 million incurred in the second quarter of 2018 compared to $10.5 million incurred in the second quarter of 2017;

•	a 4.2% increase due to the impact of changes in currency exchange rates; and

•	the additional recurring selling and administrative costs of $2.7 million incurred as a result of acquisitions in the Americas, Southern Europe and APME.

Selling and administrative expenses as a percent of revenues decreased 30 basis points (-0.30%) in the second quarter of 2018 compared to the second quarter of 2017 due to a 40 basis point (-0.40%) favorable impact from better expense leverage as a result of our strong focus on productivity and efficiency and a 10 basis point (-0.10%) favorable impact from changes in currency exchange rates, partially offset by a 10 basis point (0.10%) unfavorable impact due to the increase in restructuring costs and a 10 basis point (0.10%) unfavorable impact due to the consulting costs incurred in the second quarter of 2018.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $10.5 million in the second quarter of 2018 compared to $11.0 million in the second quarter of 2017. Net interest expense increased $1.2 million in the second quarter of 2018 to $11.9 million from $10.7 million in the second quarter of 2017 due to interest rates increasing. Miscellaneous income was $1.3 million in the second quarter of 2018 compared to miscellaneous expense of $0.1 million in the second quarter of 2017. The second quarter of 2018 included a gain on sale of investments partially offset by a loss on the change in fair value of the investments both held by our minority-owned Swiss franchise.

We recorded income tax expense at an effective rate of 27.5% in the second quarter of 2018 as compared to an effective rate of 36.5% in the second quarter of 2017. The 2018 rate was favorably impacted by the enactment of the Tax Act in December 2017. The 27.5% effective tax rate in the quarter was higher than the United States Federal statutory rate of 21%, and we currently expect an annual effective tax rate of approximately 27% to 28% due primarily to the French business tax.

Net earnings per share - diluted was $2.17 and $1.72 in the second quarter of 2018 and 2017, respectively. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.09 per share in the second quarter of 2018. Restructuring costs recorded in the second quarter of 2018 and 2017 negatively impacted net earnings per share - diluted by approximately $0.18 and $0.10 per share, net of tax, in the second quarter of 2018 and 2017, respectively.

Weighted average shares - diluted decreased 2.8% to 66.1 million in the second quarter of 2018 from 68.0 million in the second quarter of 2017. This decrease was due to the impact of share repurchases completed since the second quarter of 2017 and the full weighting of the repurchases completed in the second quarter of 2017, partially offset by shares issued as a result of exercises and vesting of share-based awards since the second quarter of 2017.

Operating Results - Six Months Ended June 30, 2018 and 2017

The following table presents selected consolidated financial data for the six months ended June 30, 2018 as compared to 2017.

(in millions, except per share data)	2018	2017	Variance	Constant Currency Variance
Revenues from services	$11,179.3	$9,932.0	12.6%	4.9%
Cost of services	9,371.2	8,282.5	13.1	5.4
Gross profit	1,808.1	1,649.5	9.6	2.8
Gross profit margin	16.2%	16.6%
Selling and administrative expenses	1,446.0	1,326.4	9.0	2.4
Operating profit	362.1	323.1	12.0	4.6
Operating profit margin	3.2%	3.3%
Interest and other expenses	26.6	26.8	(0.9)
Earnings before income taxes	335.5	296.3	13.2	5.6
Provision for income taxes	95.1	104.9	(9.4)
Effective income tax rate	28.3%	35.4%
Net earnings	$240.4	$191.4	25.6	17.7
Net earnings per share – diluted	$3.62	$2.80	29.3	21.1
Weighted average shares – diluted	66.4	68.3	(2.8)%

The year-over-year increase in revenues from services of 12.6% (4.9% in constant currency and 4.5% in organic constant currency) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where in constant currency revenues increased 8.4% (20.5% as reported) and 1.7% (11.5% as reported), respectively. This included a constant currency revenue increase in France of 5.5% (17.7% as reported) primarily due to the strong growth in our large client accounts within the staffing market and a 12.1% constant currency increase (25.2% as reported) in the permanent recruitment business. This increase also included a constant currency revenue increase in Italy of 16.2% (29.6% as reported) due to increased demand for our Manpower staffing services and a 11.4% constant currency increase (24.1% as reported) in the permanent recruitment business. We also experienced constant currency revenue growth in the United Kingdom, Germany, the Nordics, the Netherlands, Spain and Belgium of 1.0%, 0.6%, 1.2%, 1.4%, 12.8% and 3.4%, respectively (10.3%, 12.4%, 8.0%, 13.4%, 25.9% and 15.5%, respectively, as reported; 8.6% in organic constant currency in Spain);

•
revenue increase in APME of 9.3% in constant currency (13.3% as reported) primarily due to an increase in our staffing/interim revenues, a 15.0% constant currency increase (19.4% as reported) in our permanent recruitment business; and

•	our acquisitions in the Americas, Southern Europe, and APME, which added approximately 0.4% revenue growth to our consolidated results; and

•	a 7.7% increase due to the impact of changes in currency exchange rates; partially offset by

•
revenue decrease in the United States of 5.7% primarily driven by a decline in our Experis interim services, specifically within the IT sector because of decreased demand from a few larger clients, a decline in demand for our Manpower staffing services, and a decrease in our solutions business primarily related to non-recurrence of certain low-margin business within our MSP offering; and

•
decreased demand for services at Right Management, where revenues decreased 12.8% in constant currency (-9.4% as reported), including a 14.9% constant currency decrease (-11.6% as reported) in our outplacement services as well as a 5.4% constant currency decrease (-1.7% as reported) in our talent management business.

The year-over-year 40 basis point (0.40%) decrease in gross profit margin was primarily attributed to:

•
a 40 basis point (-0.40%) unfavorable impact from the decline in our staffing/interim margin in organic constant currency due to the decrease in the CICE payroll tax credit rate and business mix changes in various countries;

•	a 10 basis point (-0.10%) decrease due to the unfavorable impact from changes in currency exchange rates; and

•	a 10 basis point (-0.10%) unfavorable impact from decreased demand in our outplacement business at Right Management; partially offset by

•	a 10 basis point (0.10%) favorable impact from the 11.5% constant currency increase (18.2% as reported) in our permanent recruitment business; and

•	a 10 basis point (0.10%) favorable impact as a result of our acquisitions in the Americas, Southern Europe, and APME.

The 9.0% increase in selling and administrative expenses for the six months ended June 30, 2018 (2.4% in constant currency; 1.9% in organic constant currency) was primarily attributed to:

•
a 24.5% increase in constant currency (32.3% as reported; 24.3% in organic constant currency) in consulting costs primarily related to certain technology projects, delivery model and other front-office centralization and back-office optimization;

•	restructuring costs of $39.3 million incurred in the first half of 2018 compared to $34.5 million incurred in the first half of 2017;

•	a 6.6% increase due to the impact of changes in currency exchange rates; and

•	the additional recurring selling and administrative costs of $6.3 million incurred as a result of acquisitions in the Americas, Southern Europe and APME; partially offset by

•	a 4.6% constant currency decrease (increase of 1.2% as reported) in organic variable incentive costs due to a decline in profitability in certain markets.

Selling and administrative expenses as a percent of revenues decreased 50 basis points (0.50%) in the six months ended June 30, 2018 compared to 2017 due to a 50 basis point (-0.50%) favorable impact from better expense leverage as a result of our strong focus on productivity and efficiency, a 10 basis point (-0.10%) favorable impact from changes in currency exchange rates, and a 10 basis point (-0.10%) favorable impact due to the decrease in organic variable incentive costs, partially offset by a 20 basis point (0.20%) unfavorable impact due to the consulting costs incurred in the first half of 2018.

Interest and other expenses were $26.6 million for the six months ended June 30, 2018 compared to $26.8 million for the six months ended June 30, 2017. Net interest expense increased $2.7 million for the six months ended June 30, 2018 to $24.3 million from $21.6 million for the six months ended June 30, 2017 due to interest rates increasing. Miscellaneous expenses decreased to $2.5 million for the six months ended June 30, 2018 from $4.9 million for the six months ended June 30, 2017. The first half of 2018 included a gain on sale of investments partially offset by a loss on the change in fair value of the investments both held by our minority-owned Swiss franchise. The first half of 2017 included a loss on an investment.

We recorded income tax expense at an effective rate of 28.3% for the six months ended June 30, 2018 as compared to an effective rate of 35.4% for the six months ended June 30, 2017. The 2018 rate was favorably impacted by the enactment of the Tax Act. The 28.3% effective tax rate in the quarter was higher than the United States Federal statutory rate of 21% due primarily to the French business tax.

Net earnings per share - diluted was $3.62 and $2.80 for the six months ended June 30, 2018 and 2017, respectively. Foreign currency exchange rates negatively impacted net earnings per share - diluted by approximately $0.23 per share for the six months ended June 30, 2018. Restructuring costs recorded in the six months ended June 30, 2018 negatively impacted net earnings per share - diluted by approximately $0.45 and $0.41 per share, net of tax, for the six months ended June 30, 2018 and 2017, respectively.

Weighted average shares - diluted decreased 2.8% to 66.4 million for the six months ended June 30, 2018 from 68.3 million for the six months ended June 30, 2017. This decrease was due to the impact of share repurchases completed since the second quarter of 2017 and the full weighting of the repurchases completed in the first half of 2017, partially offset by shares issued as a result of exercises and vesting of share-based awards since the second quarter of 2017.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 0.4% (increase of 1.9% in constant currency and 1.0% in organic constant currency) in the second quarter of 2018 compared to 2017. In the United States, revenues from services decreased 4.6% in the second quarter of 2018 compared to 2017, primarily driven by a decline in our Experis interim services, specifically within the IT sector because of decreased demand from a few larger clients, a decline in demand for our Manpower staffing services, and a decrease in our solutions business primarily related to non-recurrence of certain low-margin business within our MSP offering. In Other Americas, revenues from services increased 6.9% (13.1% in constant currency and 10.8% in organic currency) in the second quarter of 2018 compared to 2017. We experienced constant currency revenue growth in Mexico, Canada, Argentina, Colombia, Peru and Brazil of 8.7%, 6.5%, 19.4%, 16.2%, 4.9% and 17.6%, respectively (4.0%, 10.8%, -19.1%, 19.6%, 5.0% and 4.8%, respectively, as reported). The constant currency increase in Argentina was primarily due to inflation. There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years. As of July 1, 2018, the Argentina economy has been designated as highly-inflationary and will be treated as such for accounting purposes starting in the third quarter of 2018. We do not expect this designation to have a material impact on our Consolidated Financial Statements.

In the Americas, revenues from services decreased 0.4% (increase of 0.6% in constant currency and -0.2% in organic constant currency) in the six months ended June 30, 2018 compared to 2017. In the United States, revenues from services decreased 5.7% in the six months ended June 30, 2018 compared to 2017, primarily driven by a decline in our Experis interim services, specifically within the IT sector because of decreased demand from a few larger clients, a decline in demand for our Manpower staffing services, and a decrease in our solutions business, primarily related to non-recurrence of certain low-margin business within our MSP offering. In Other Americas, revenues from services increased 9.1% (11.9% in constant currency and 9.5% in organic currency) in the six months ended June 30, 2018 compared to 2017. We experienced constant currency revenue growth in Mexico, Canada, Argentina, Colombia and Peru of 9.8%, 2.1%, 16.6%, 13.4% and 3.2%, respectively (11.5%, 6.5%, -14.2%, 16.3% and 4.0%, respectively, as reported). The increase in Argentina is primarily due to inflation.

Gross profit margin decreased in both the second quarter and first half of 2018 compared to 2017 as a result of the decline in the staffing/interim margin in the United States, due to the non-recurrence of certain prior year reductions related to workers compensation and health care costs in the United States, partially offset by an increase of 3.5% and 1.4%, respectively (4.7% and 2.0%, respectively, in constant currency) in the permanent recruitment business.

In the second quarter and first half of 2018, selling and administrative expenses decreased 5.1% and 4.1%, respectively (-3.2% and -3.1%, respectively, in constant currency; -3.8% in organic constant currency for both the second quarter and first half of 2018), due primarily to strong cost management and a decline in salary-related expenses as a result of lower headcount in the United States and a decrease in restructuring costs to zero and $0.3 million in the second quarter and first half of 2018, respectively, from $6.3 million for both the second quarter and first half of 2017. These decreases were partially offset by increased consulting costs related to certain technology projects and back-office and delivery-model optimization activities and the additional recurring selling and administrative costs incurred as a result of an acquisition in Other Americas.

Operating Unit Profit (“OUP”) margin in the Americas was 5.4% for both the second quarter of 2018 and 2017. In the United States, OUP margin decreased to 6.0% in the second quarter of 2018 from 6.6% in 2017 due to the decline in the gross profit margin, partially offset by the decrease in restructuring costs and strong cost management. Other Americas OUP margin increased to 4.5% in the second quarter of 2018 compared to 3.4% in 2017 due to improved operating leverage on increased revenues.

OUP margin in the Americas was 4.8% and 4.6% for the six months ended June 30, 2018 and 2017, respectively, due to the expansion of the United States margin. In the United States, OUP margin decreased to 5.2% in the six months ended June 30, 2018 from 5.3% in 2017 due to the decline in the gross profit margin, partially offset by the decrease in restructuring costs. Other Americas OUP margin increased to 4.2% in the six months ended June 30, 2018 from 3.4% due to improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses, partially offset by the restructuring costs incurred in the first half of 2018.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 14.0% (5.8% in constant currency) in the second quarter of 2018 compared to 2017. In the second quarter of 2018, revenues from services increased 11.5% (3.1% in constant currency) in France (which represents 62% of Southern Europe’s revenues) and increased 20.9% (11.8% in constant currency) in Italy (which represents 18% of Southern Europe’s revenues). The increase in France is primarily due to the growth in client accounts within the staffing market and an increase in our permanent recruitment business of 17.9% (9.0% in constant currency). After adjusting for billing days, our constant currency revenue growth in France was 3% in the second quarter of 2018 compared to 9% in the first quarter of 2018 due to softer demand, as economic indicators suggested that the national economy saw a slight decline in the rate of expansion. The increase in Italy was due to increased demand for our Manpower staffing services and a 17.7% increase (9.0% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 15.9% (9.3% in constant currency, 9.0% in organic constant currency) during the second quarter of 2018 compared to 2017, primarily due to increased demand for our Manpower staffing services, the 18.0% increase (9.1% in constant currency; 8.3% in organic constant currency) in Spain, the increase in our permanent recruitment business of 27.5% (21.2% in constant currency) and an increase in our ManpowerGroup Solutions business.

Revenues from services increased 20.5% (8.4% in constant currency) in the six months ended June 30, 2018 compared to 2017. In the six months ended June 30, 2018, revenues from services increased 17.7% (5.5% in constant currency) in France and increased 29.6% (16.2% in constant currency) in Italy. The increase in France is primarily due to the strong growth in our large client accounts within the staffing market and an increase in our permanent recruitment business of 12.1% (25.2% in constant currency). The increase in Italy is due to increased demand for our Manpower staffing services and a 24.1% increase (11.4% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 21.4% (10.7% in constant currency, 9.2% in organic constant currency) during the six months ended June 30, 2018 compared to 2017, primarily due to increased demand for our Manpower staffing services, the 25.9% increase (12.8% in constant currency; 8.6% in organic constant currency) in Spain, the increase in our permanent recruitment business of 39.2% (27.6% in constant currency) and an increase in our ManpowerGroup Solutions business.

Gross profit margin decreased in both the second quarter and first half of 2018 compared to 2017 primarily due to a decrease in France's staffing/interim margin as a result of the decrease in the CICE payroll tax credit rate and a decrease in Italy's Manpower staffing margin primarily due to business mix changes and pricing pressures. These decreases were partially offset by an increase in the second quarter and first half of 21.1% and 29.7%, respectively (13.2% and 17.2%, respectively, in constant currency), in our permanent recruitment business.

Selling and administrative expenses increased 14.5% (6.3% in constant currency; 6.2% in organic constant currency) during the second quarter of 2018 compared to 2017 and 20.0% (7.8% in constant currency; 7.5% in organic constant currency) during the six months ended June 30, 2018 compared to 2017. The increases are primarily due to an increase in organic salary-related expenses, as a result of higher headcount, restructuring costs of $2.3 million and $5.4 million, respectively, in the second quarter and first half of 2018, non-personnel related costs to support the increase in revenues, and the additional recurring selling and administrative costs incurred as a result of the acquisitions in Spain.

OUP margin in Southern Europe was 5.0% for the second quarter of 2018 compared to 5.2% for 2017. In France, the OUP margin decreased to 4.8% for the second quarter of 2018 from 5.2% in 2017, primarily due to the decline in the gross profit margin and an increase in expenses as we invest to support higher growth. In Italy, the OUP margin decreased to 7.2% for the second quarter of 2018 from 7.5% for 2017, primarily due to the decline in the gross profit margin and the restructuring costs incurred in the second quarter of 2018, partially offset by improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses. Other Southern Europe’s OUP margin increased to 3.5% for the second quarter of 2018 from 3.0% in 2017, due to improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses, an increase in the gross profit margin, partially offset by the restructuring costs incurred in the second quarter of 2018.

OUP margin in Southern Europe was 4.6% for the six months ended June 30, 2018 compared to 4.9% for 2017. In France, the OUP margin decreased to 4.5% for the six months ended June 30, 2018 from 4.9% for 2017, primarily due to the decline in the gross profit margin and an increase in expenses as we invest to support higher growth. In Italy, the OUP margin decreased to 6.7% for the six months ended June 30, 2018 from 6.9% for 2017, due to the decline in the gross profit margin and the restructuring costs incurred in the first half of 2018, partially offset by improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses. Other Southern Europe’s OUP margin increased to 3.3% for the six months ended June 30, 2018 from 3.2% for 2017, due to the increase in the gross profit margin, partially offset by the restructuring costs incurred in the first half of 2018.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (representing 30%, 21%, 20%, 13%, and 8%, respectively, of Northern Europe’s revenues), revenues from services increased 8.7% (2.2% in constant currency) in the second quarter of 2018 compared to 2017. We experienced revenue growth in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 9.4%, 8.2%, 6.8%, 7.5% and 11.8% (3.0%, -0.1%, 2.6%, -0.7% and 3.4%, respectively, in constant currency). The Northern Europe revenue increase is due to increased demand for our staffing/interim services, growth in our solutions business and a 16.8% (10.3% in constant currency) increase in our permanent recruitment business.

Revenues from services increased 11.5% (1.7% in constant currency) in the six months ended June 30, 2018 compared to 2017. We experienced revenue growth in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 10.3%, 12.4%, 8.0%, 13.4% and 15.5% (1.0%, 0.6%, 1.2%, 1.4% and 3.4%, respectively, in constant currency). The Northern Europe revenue increase is due to growth in our solutions business, increased demand for our Manpower staffing services and a 21.2% (11.0% in constant currency) increase in our permanent recruitment business.

Gross profit margin was flat in the second quarter of 2018 compared to 2017 as the decline in our staffing/interim margin, primarily as a result of business mix changes, was offset by an increase in our permanent recruitment business and our higher-margin solutions business.

Gross profit margin decreased in the first half of 2018 compared to 2017 due to the decline in our staffing/interim margin, primarily as a result of business mix changes and higher sickness rates in Germany, the Netherlands and Belgium in the first quarter of 2018, partially offset by increases in our permanent recruitment business and our higher-margin solutions business.

Selling and administrative expenses increased 15.4% (8.3% in constant currency) in the second quarter of 2018 compared to 2017. Selling and administrative expenses increased 13.7% (3.4% in constant currency) in the first half of 2018 compared to 2017. The increases are due primarily to the increases in restructuring costs to $13.2 million and $33.3 million, respectively, in the second quarter and first half of 2018 from $1.2 million and $23.8 million, respectively, in the second quarter and first half of 2017. The 2018 restructuring costs related to delivery model and other front-office centralization activities as well as back-office optimization activities primarily in the United Kingdom, Germany, the Netherlands, Norway and Belgium. Excluding the restructuring costs, selling and administrative expenses increased 8.8% and 11.9%, respectively, in the second quarter and first half of 2018 (1.9% and 1.7%, respectively, in constant currency) due to an increase in consulting costs related to certain technology projects, front-office centralization and back-office optimization activities.

OUP margin for Northern Europe for the second quarter of 2018 decreased to 1.8% compared to 2.6% in 2017. OUP margin for the first half of 2018 decreased to 1.5% compared to 1.8% in 2017. The decreases were due to the increase in restructuring costs.

APME

In APME, revenues from services increased 12.6% (10.4% in constant currency and 9.4% in organic constant currency) in the second quarter of 2018 compared to 2017. In Japan (which represents 31% of APME’s revenues), revenues from services increased 5.1% (3.3% in constant currency) due to the increased demand for our Manpower staffing services and a 29.0% increase (26.7% in constant currency) in our permanent recruitment business, and an increase in our solutions business, partially offset by the unfavorable impact of one fewer billing day in the quarter. In Australia (which represents 20% of APME’s revenues), revenues from services increased 9.8% (9.0% in constant currency) due to the increased demand for our Manpower staffing services and a 10.9% increase (10.3% in constant currency) in our permanent recruitment business. The constant currency revenue increase in the remaining markets in APME is due to increased demand for our Manpower staffing services, mostly in India, Greater China, Thailand, Singapore and Malaysia and an increase in our permanent recruitment businesses.

Revenues from services increased 13.3% (9.3% in constant currency and 8.3% in organic constant currency) in the six months ended June 30, 2018 compared to 2017. In Japan and Australia, revenues from services increased 6.0% and 7.6%, respectively (2.6% and 5.4%, respectively, in constant currency). The increase in Japan is due to the increased demand for our Manpower staffing services and a 27.8% increase (23.8% in constant currency) in our permanent recruitment business. The increase in Australia is due to the increase in our Manpower staffing business and a 12.8% increase (10.1% in constant currency) in our permanent recruitment business. The constant currency revenue increase in the remaining markets in APME is due to increased demand for our Manpower staffing services, mostly in India, Greater China, Thailand, Singapore and Malaysia and an increase in our permanent recruitment businesses.

Gross profit margin increased in both the second quarter and first half of 2018 compared to 2017 due to the increase in our permanent recruitment business of 19.1% and 19.4% (16.2% and 15.0% in constant currency), respectively, and margin increase in our solutions business.

Selling and administrative expenses increased 12.7% (10.2% in constant currency) in the second quarter of 2018 compared to 2017. Selling and administrative expenses increased 11.4% (7.5% in constant currency) in the six months ended June 30, 2018 compared to 2017. The increase is due to the increase in salary-related costs because of higher headcount to support the increase in revenues.

OUP margin for APME was 4.1% in the second quarter of 2018 compared to 3.6% in 2017. OUP margin was 3.8% in the six months ended June 30, 2018 compared to 3.4% in 2017. The increases were due to improved operating leverage on increased revenues.

Right Management

Revenues from services decreased 8.3% (-10.5% in constant currency) in the second quarter of 2018 compared to 2017. The decrease is primarily due to the 8.9% decrease (-11.2% in constant currency) in our outplacement services as we experienced softer demand in our Americas and Asian markets due to the counter-cyclical nature of this business. Our talent management business decreased 6.5% (-8.3% in constant currency) in the second quarter of 2018 compared to 2017 due mostly to softening demand in our Americas and European markets.

Revenues from services decreased 9.4% (-12.8% in constant currency) in the six months ended June 30, 2018 compared to 2017. The decrease is primarily due to the decrease of 11.6% (-14.9% in constant currency) in our outplacement services as we experienced softer demand in most of our markets due to the counter-cyclical nature of this business. Our talent management business decreased 1.7% (-5.4% in constant currency) in the six months ended June 30, 2018 compared to 2017 due mostly to softening demand in our Americas markets.

Gross profit margin increased in the second quarter of 2018 compared to 2017 due to the increase in our outplacement business gross profit margin, partially offset by the change in business mix as the higher-margin outplacement business represented a lower percentage of the revenues mix and the decrease in the talent management business gross profit margin.

Gross profit margin decreased in the first half of 2018 compared to 2017 primarily due to the change in business mix as the higher-margin outplacement business represented a lower percentage of the revenues mix and the decrease in the talent management business gross profit margin.

Selling and administrative expenses decreased 17.1% (-19.0% in constant currency) in the second quarter of 2018 compared to 2017 and decreased 13.3% (-16.4% in constant currency) in the six months ended June 30, 2018 compared to 2017. The decreases are primarily due to reduced compensation-related expenses, such as salaries and variable-incentive costs, due to lower headcount. The decrease for the six months ended June 30, 2018 compared to 2017 was partially offset by the restructuring costs incurred in the first quarter of 2018.

OUP margin for Right Management increased to 19.9% in the second quarter of 2018 from 14.8% in 2017 due to improved operational leverage and the increase in gross profit margin.

OUP margin increased to 16.5% in the six months ended June 30, 2018 from 15.3% in 2017 due to improved operational leverage, partially offset by the decline in the gross profit margin and the restructuring costs incurred in the first quarter of 2018.

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

A reconciliation of these Non-GAAP percentage variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended June 30, 2018 Compared to 2017
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$640.5	(4.6)%	—%	(4.6)%	—%	(4.6)%
Other Americas	412.0	6.9	(6.2)	13.1	2.3	10.8
	1,052.5	(0.4)	(2.3)	1.9	0.9	1.0

Southern Europe:
France	1,512.5	11.5	8.4	3.1	—	3.1
Italy	443.0	20.9	9.1	11.8	—	11.8
Other Southern Europe	478.5	15.9	6.6	9.3	0.3	9.0
	2,434.0	14.0	8.2	5.8	0.1	5.7

Northern Europe	1,393.2	8.7	6.5	2.2	—	2.2
APME	724.8	12.6	2.2	10.4	1.0	9.4
Right Management	52.4	(8.3)	2.2	(10.5)	—	(10.5)
Consolidated	$5,656.9	9.3	4.8	4.5	0.3	4.2

Gross Profit	$922.7	7.1	4.3	2.8	0.5	2.3
Selling and Administrative Expenses	$714.4	7.2	4.2	3.0	0.4	2.6
Operating Profit	$208.3	6.7	4.5	2.2	0.8	1.4

(a)	In millions for the three months ended June 30, 2018.

	6 Months Ended June 30, 2018 Compared to 2017
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,256.8	(5.7)%	—%	(5.7)%	—%	(5.7)%
Other Americas	818.3	9.1	(2.8)	11.9	2.4	9.5
	2,075.1	(0.4)	(1.0)	0.6	0.8	(0.2)

Southern Europe:
France	2,936.5	17.7	12.2	5.5	—	5.5
Italy	856.6	29.6	13.4	16.2	—	16.2
Other Southern Europe	952.9	21.4	10.7	10.7	1.5	9.2
	4,746.0	20.5	12.1	8.4	0.3	8.1

Northern Europe	2,810.8	11.5	9.8	1.7	—	1.7
APME	1,445.0	13.3	4.0	9.3	1.0	8.3
Right Management	102.4	(9.4)	3.4	(12.8)	—	(12.8)
Consolidated	$11,179.3	12.6	7.7	4.9	0.4	4.5

Gross Profit	$1,808.1	9.6	6.8	2.8	0.6	2.2
Selling and Administrative Expenses	$1,446.0	9.0	6.6	2.4	0.5	1.9
Operating Profit	$362.1	12.0	7.4	4.6	1.2	3.4

(a)  In millions for the six months ended June 30, 2018.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and is also provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of June 30, 2018, we had $459.5 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations. With the enactment of the Tax Act in December 2017, we are no longer required to provide United States Federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding taxes on unremitted earnings that are not considered permanently invested.

Cash provided by operating activities was $175.6 million during the six months ended June 30, 2018 compared to $148.0 million during the six months ended June 30, 2017. Changes in operating assets and liabilities utilized $114.8 million of cash during the six months ended June 30, 2018 compared to $135.0 million during the six months ended June 30, 2017. These changes are primarily attributable to an increase in the net proceeds from the sale of our CICE payroll tax credits to $234.5 million (€190.9 million) in April 2018 from $143.5 million (€133.0 million) in March 2017. This increase is partially offset by the contingent consideration of $24.1 million paid during the first half of 2018 in excess of the original liability recorded at acquisition date as well as the timing of collections and payments.

Net accounts receivable decreased to $5,363.9 million as of June 30, 2018 from $5,370.5 million as of December 31, 2017. This decrease is due to changes in currency exchange rates. At constant exchange rates, the June 30, 2018 balance would have been approximately $135.5 million higher than reported. Days Sales Outstanding ("DSO") increased by approximately 3.0 days from December 31, 2017 due to unfavorable mix changes, with higher growth in countries with a higher average DSO, and partly as a result of delayed payments at quarter end due to the month end being on a weekend.

Capital expenditures were $26.8 million for the six months ended June 30, 2018 compared to $25.5 million for the six months ended June 30, 2017. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The increase in 2018 compared to 2017 is primarily due to increased technology investment and the timing of capital expenditures in 2018.

From time to time, we acquire and invest in companies throughout the world, including franchises. For the six months ended June 30, 2018, the total cash consideration for acquisitions, net of cash acquired, was $47.4 million, the majority of which took place in the Netherlands. This balance includes initial acquisition payments of $8.2 million and contingent consideration payments of $39.2 million ($15.1 million of which was recognized as a liability at the acquisition date). During the six months ended June 30, 2017, the total cash consideration for acquisitions, net of cash acquired, was $34.1 million, which includes initial acquisition payments of $21.2 million and contingent consideration related to previous acquisitions of $12.9 million, of which $10.3 million was related to our 2015 acquisition of 7S Group GmbH ("7S") in Germany.

Cash provided by net debt borrowings was $170.7 million in the six months ended June 30, 2018 compared to net debt repayments of $4.4 million in the six months ended June 30, 2017.

On June 22, 2018, we offered and sold €500.0 million aggregate principal amount of the Company’s 1.750% notes due June 22, 2026 (the “€500.0 million notes”). The net proceeds from the €500.0 million notes of €495.7 million were used to repay our €350.0 million notes due June 22, 2018, with the remaining balance to be used for general corporate purposes, which may include share repurchases and the acquisition of or investment in complementary businesses or other assets. The €500.0 million notes were issued at a price of 99.564% to yield an effective interest rate of 1.809%. Interest on the €500.0 million notes is payable in arrears on June 22 of each year. The €500.0 million notes are unsecured senior obligations and will rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

Our €400.0 million notes are due September 2022 (the "€400.0 million notes"). When the notes mature, we plan to repay the amounts with available cash, borrowings under our $600.0 million revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we decide to replace either the €400.0 million notes or the €500.0 million notes.

On June 18, 2018, we amended and restated our Five Year Credit Agreement (the “Amended Agreement”) with a syndicate of commercial banks, principally to revise the termination date of the facility from September 16, 2020 to June 18, 2023. The remaining material terms and conditions of the Amended Agreement are substantially similar to our Amended and Restated Five Year Credit Agreement dated September 16, 2015.

As of June 30, 2018, we had letters of credit totaling $0.5 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.5 million were available to us under the facility as of June 30, 2018.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.77 to 1 and a fixed charge coverage ratio of 5.29 to 1 as of June 30, 2018. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of June 30, 2018, such credit lines totaled $314.0 million and additional borrowings of $255.8 million could have been made under these lines. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

On May 4, 2018 and May 2, 2017, the Board of Directors declared a semi-annual cash dividend of $1.01 and $0.93 per share, respectively. The 2018 dividends were paid on June 15, 2018 to shareholders of record on June 1, 2018. The 2017 dividends were paid on June 15, 2017 to shareholders of record on June 1, 2017.

In August 2018, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock, with terms consistent with the previous authorization. This authorization was in addition to the July 2016 Board authorization to repurchase 6.0 million shares of our common stock, of which 1.8 million shares remained authorized for repurchase as of June 30, 2018. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first half of 2018, we repurchased a total of 1.0 million shares at a cost of $113.2 million. During the first half of 2017, we repurchased 1.1 million shares at a cost of $115.8 million.

We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $2,353.8 million as of June 30, 2018 compared to $2,141.0 million as of December 31, 2017.

We also have entered into guarantee contracts and stand-by letters of credit totaling approximately $195.3 million and $201.9 million as of June 30, 2018 and December 31, 2017, respectively, which consist of $144.0 million and $149.3 million for guarantees, respectively, and $51.3 million and $52.6 million for stand-by letters of credit as of June 30, 2018 and December 31, 2017, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.0 million for both the six months ended June 30, 2018 and 2017.

We recorded net restructuring costs of $39.3 million and $34.5 million during the six months ended June 30, 2018 and 2017, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the six months ended June 30, 2018, we made payments of $20.3 million out of our restructuring reserve. We expect a majority of the remaining $32.5 million reserve will be paid by the end of 2018.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In July 2016, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. As of June 30, 2018, there were 1.8 million shares remaining authorized for repurchase under the 2016 authorization. The following table shows the total number of shares repurchased during the second quarter of 2018.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1 - 30, 2018	216,889		$97.13	216,889	2,195,521
May 1 - 31, 2018	436,349	(1)	$96.25	436,349	1,759,172
June 1 - 30, 2018	—		$—	—	1,759,172
Total	653,238		$96.54	653,238	1,759,172

(1)	5,361 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

In August 2018, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and affiliates, to date in 2018:

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

Compensatory Arrangements of Certain Officers
On August 2, 2018, ManpowerGroup Inc. (the “Company”) entered into a severance agreement with Ram Chandrashekar, Executive Vice President, Global Strategy and Talent. This severance agreement replaces a similar agreement scheduled to expire on October 29, 2018. The new severance agreement expires on the first to occur of (1) the date two years after the occurrence of a change of control of the Company or (2) August 2, 2021, if no such change of control occurs before August 2, 2021. Aside from the new term, the severance agreement is in substantially the same form as the severance agreement it replaces.

Item 6 – Exhibits

4.1
Fiscal and Paying Agency Agreement between the Company and Citibank, N.A., London Branch, as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of June 22, 2018 (including the form of Note attached thereto as Schedule I), incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2018.

10.1	Severance Agreement between Ram Chandrashekar and the Company dated as of August 2, 2018.

10.2
Amended and Restated Five-Year Credit Agreement dated as of June 18, 2018 among the Company, a syndicate of lenders and Citibank, N.A., as Administrative Agent, incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2018.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: August 3, 2018

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer)