Form 10-Q
period 2018-09-30
ManpowerGroup Inc.
filed 2018-11-09
CIK 871763

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
September 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit).
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at November 6, 2018
Common Stock, $.01 par value	61,831,498

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	September 30,	December 31,
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$682.6	$689.0
Accounts receivable, less allowance for doubtful accounts of $114.2 and $110.8, respectively	5,331.3	5,370.5
Prepaid expenses and other assets	150.4	111.7
Total current assets	6,164.3	6,171.2

OTHER ASSETS:
Goodwill	1,315.6	1,343.0
Intangible assets, less accumulated amortization of $360.9 and $339.9, respectively	256.0	284.0
Other assets	839.4	927.7
Total other assets	2,411.0	2,554.7

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	627.5	633.4
Less: accumulated depreciation and amortization	477.5	475.7
Net property and equipment	150.0	157.7
Total assets	$8,725.3	$8,883.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2018	2017
CURRENT LIABILITIES:
Accounts payable	$2,248.7	$2,279.4
Employee compensation payable	212.6	230.6
Accrued liabilities	447.7	490.9
Accrued payroll taxes and insurance	717.0	794.7
Value added taxes payable	525.4	545.4
Short-term borrowings and current maturities of long-term debt	41.2	469.4
Total current liabilities	4,192.6	4,810.4

OTHER LIABILITIES:
Long-term debt	1,037.5	478.1
Other long-term liabilities	685.0	737.5
Total other liabilities	1,722.5	1,215.6

SHAREHOLDERS’ EQUITY:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 116,787,320 and 116,303,729 shares, respectively	1.2	1.2
Capital in excess of par value	3,326.9	3,302.6
Retained earnings	3,060.7	2,713.0
Accumulated other comprehensive loss	(393.2)	(288.2)
Treasury stock at cost, 53,476,900 and 50,226,525 shares, respectively	(3,270.1)	(2,953.7)
Total ManpowerGroup shareholders’ equity	2,725.5	2,774.9
Noncontrolling interests	84.7	82.7
Total shareholders’ equity	2,810.2	2,857.6
Total liabilities and shareholders’ equity	$8,725.3	$8,883.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues from services	$5,418.7	$5,464.8	$16,598.0	$15,396.8
Cost of services	4,528.1	4,564.2	13,899.3	12,846.7
Gross profit	890.6	900.6	2,698.7	2,550.1
Selling and administrative expenses	673.9	671.9	2,119.9	1,998.3
Operating profit	216.7	228.7	578.8	551.8
Interest and other expenses	11.8	11.7	38.4	38.5
Earnings before income taxes	204.9	217.0	540.4	513.3
Provision for income taxes	46.9	79.3	142.0	184.2
Net earnings	$158.0	$137.7	$398.4	$329.1
Net earnings per share – basic	$2.45	$2.06	$6.08	$4.89
Net earnings per share – diluted	$2.43	$2.04	$6.03	$4.84
Weighted average shares – basic	64.5	66.8	65.6	67.3
Weighted average shares – diluted	65.0	67.6	66.1	68.1

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings	$158.0	$137.7	$398.4	$329.1
Other comprehensive (loss) income:
Foreign currency translation adjustments	(19.8)	46.0	(112.4)	180.1
Translation adjustments on net investment hedge, net of income taxes of $1.7, $(9.3), $7.5 and $(31.0), respectively	5.6	(16.5)	25.7	(55.2)
Translation adjustments of long-term intercompany loans	(3.2)	3.3	(3.3)	5.6
Unrealized gain on investments, net of income taxes of $0.2 and $0.8, respectively, for 2017	—	0.9	—	3.9
Reclassification of unrealized cumulative gain on investments, net of income taxes of $(3.4), included in retained earnings as of January 1, 2018 upon adoption of new accounting guidance on financial instruments (See Note 12 to the Consolidated Financial Statements)	—	—	(15.3)	—
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.0, $0.1, $0.1 and $0.3, respectively	0.1	0.4	0.3	1.1
Total other comprehensive (loss) income	(17.3)	34.1	(105.0)	135.5
Comprehensive income	$140.7	$171.8	$293.4	$464.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	9 Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$398.4	$329.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64.8	62.3
Deferred income taxes	(9.5)	40.4
Provision for doubtful accounts	15.5	13.7
Share-based compensation	19.5	21.4
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(140.8)	(399.5)
Other assets	31.8	(7.5)
Other liabilities	(77.7)	227.6
Cash provided by operating activities	302.0	287.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39.8)	(40.2)
Acquisitions of businesses, net of cash acquired	(8.2)	(27.3)
Proceeds from the sale of investments, property and equipment	7.8	11.9
Cash used in investing activities	(40.2)	(55.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(5.0)	(2.4)
Proceeds from long-term debt	583.3	0.1
Repayments of long-term debt	(408.3)	(0.3)
Payments of debt issuance costs	(2.4)	—
Payments of contingent consideration for acquisitions	(18.6)	(12.9)
Proceeds from share-based awards and other equity transactions	4.7	40.8
Payments to noncontrolling interests	(1.9)	—
Other share-based award transactions	(17.3)	(18.2)
Repurchases of common stock	(299.2)	(178.0)
Dividends paid	(66.0)	(62.2)
Cash used in financing activities	(230.7)	(233.1)

Effect of exchange rate changes on cash	(37.5)	69.6
Change in cash and cash equivalents	(6.4)	68.4
Cash and cash equivalents, beginning of year	689.0	598.5
Cash and cash equivalents, end of period	$682.6	$666.9

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$44.9	$34.1
Income taxes paid, net	$164.2	$87.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2018 and 2017
(in millions, except share and per share data)

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2018 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2018 included: expected future revenue growth rates, operating unit profit ("OUP") margins, working capital levels, discount rates ranging from 10.6% to 14.2% and a terminal value multiple. The expected future revenue growth rates and OUP margins were determined after taking into consideration our historical revenue growth rates and OUP margins, our assessment of future market potential, and our expectations of future business performance.

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

(2) Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on leases. The new guidance requires that a lessee recognize assets and liabilities on the balance sheet for leases with lease terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows by a lessee will depend on its classification as a finance or operating lease. The guidance also includes new disclosure requirements providing information on the amounts recorded in the financial statements. The guidance can be adopted using the modified retrospective approach applying to the earliest comparative period presented, or by recognizing a cumulative-effect adjustment to retained earnings in the period of adoption without restating prior periods. We have decided to adopt the guidance recognizing any cumulative-effect adjustment to retained earnings in 2019 without restating prior periods. The new guidance is effective for us in 2019. Based on a preliminary assessment, we expect the adoption of this guidance to have a material impact on our assets and liabilities due to the recognition of right-of-use assets and lease liabilities on our Consolidated Balance Sheets. However, we do not believe the adoption will have a material impact on our Consolidated Statements of Operations, but we are still finalizing our assessment of the impact. We have completed a preliminary qualitative assessment of our lease portfolio and are in the process of implementing a new lease software system, collecting lease data and designing processes and controls to account for our leases in accordance with the new guidance.

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

In August 2018, the FASB issued new guidance on disclosures related to fair value measurements. The guidance is intended to improve the effectiveness of the notes to financial statements by facilitating clearer communication, and it includes multiple new, eliminated and modified disclosure requirements. The guidance is effective for us in 2020. The adoption of this guidance will have no impact on our Consolidated Financial Statements.

In August 2018, the FASB issued new guidance on disclosures related to defined benefit plans. The guidance amends the current disclosure requirements to add, remove and clarify disclosure requirements for defined benefit pension and other postretirement plans. The guidance is effective for us in 2021. The adoption of this guidance will have no impact on our Consolidated Financial Statements.

In August 2018, the FASB issued new guidance on the accounting for internal-use software. The guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for us in 2020. We are assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

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

As allowed under the new guidance, we do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to September 30, 2018 related to remaining performance obligations, which are not material.

Revenue Service Types

The following is a description of our revenue service types, including Staffing and Interim, Outcome-Based Solutions and Consulting, Permanent Recruitment and Other services.

Staffing and Interim

Staffing and Interim services include the augmentation of clients’ workforce with our contingent employees performing services under the client’s supervision, which provides our clients with a source of flexible labor. Staffing and Interim client contracts are generally short-term in nature, and we generally enter into contracts that include only a single performance obligation. We recognize revenues over time based on a fixed amount for each hour of Staffing and Interim service provided as our clients benefit from our services as we provide them.

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

Permanent Recruitment

Permanent Recruitment services include providing qualified candidates to our clients to hire on a permanent basis. We recognize revenues for our Permanent Recruitment services at a point in time when we place the qualified candidate, because we have determined that control of the performance obligation has transferred to the client (i.e., service performed) as we have the right to payment for our service and the client has accepted our service of providing a qualified candidate to fill a permanent position. Revenues recognized from our Permanent Recruitment services are based upon either a fixed fee per placement or as a percentage of the candidate’s salary.

Our RPO services are also included in our Permanent Recruitment revenues. RPO services include the various activities of managing a client's permanent workforce, which can include candidate assessments, screening, conducting candidate interviews, providing sourcing technology, and providing our marketing and recruiting expertise. We perform these activities to fulfill the overall obligation to provide permanent workforce management services, so they are not individually distinct and, therefore, we account for them as a single performance obligation. We generally utilize an input measure of time in months, but we do have a few contracts for which we use labor hours of management services provided as this more accurately depicts the progress toward completion of the performance obligation. We recognize revenues over time for each month of management services provided, as each month of management services is distinct and the client benefits from each month of management services as we provide them.

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

•
Outplacement services include assisting our clients in managing their workforce transitions and their employees in managing career changes by developing additional skills and finding new employment. We recognize revenues over time as we provide the service (i.e., transfer control of the performance obligation) using the input measure of hours of service to measure progress toward completion of the performance obligation.

•
MSP services include overall program management of our clients’ contingent workforce and generally include various activities such as reporting and tracking, supplier selection and management and order distribution, depending on each client contract. We provide these services to fulfill the overall obligation of contingent workforce management services so the individual activities are not distinct and therefore we account for them as a single performance obligation. We recognize revenues over time for each month of MSP services provided, as each month of MSP services is distinct and the client benefits from each month of MSP services as we provide them.

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

	3 Months Ended September 30, 2018
Service Types	Americas	Southern Europe	Northern Europe	APME	Right Management	Total
Staffing and Interim	$944.2	$2,146.7	$1,138.8	$582.4	$—	$4,812.1
Outcome-Based Solutions and Consulting	42.9	137.6	104.3	75.4	12.2	372.4
Permanent Recruitment	29.8	34.2	36.6	51.8	—	152.4
Other	23.1	13.1	7.4	3.4	34.8	81.8
	$1,040.0	$2,331.6	$1,287.1	$713.0	$47.0	$5,418.7

	3 Months Ended September 30, 2018
Timing of Revenue Recognition	Americas	Southern Europe	Northern Europe	APME	Right Management	Total
Services transferred over time	$1,022.6	$2,301.0	$1,255.9	$678.0	$47.0	$5,304.5
Services transferred at a point in time	17.4	30.6	31.2	35.0	—	114.2
	$1,040.0	$2,331.6	$1,287.1	$713.0	$47.0	$5,418.7

	9 Months Ended September 30, 2018
Service Types	Americas	Southern Europe	Northern Europe	APME	Right Management	Total
Staffing and Interim	$2,827.0	$6,491.5	$3,628.0	$1,781.1	$—	$14,727.6
Outcome-Based Solutions and Consulting	130.3	430.5	320.2	212.8	36.2	1,130.0
Permanent Recruitment	88.5	111.6	126.1	152.8	—	479.0
Other	69.3	44.0	23.6	11.3	113.2	261.4
	$3,115.1	$7,077.6	$4,097.9	$2,158.0	$149.4	$16,598.0

	9 Months Ended September 30, 2018
Timing of Revenue Recognition	Americas	Southern Europe	Northern Europe	APME	Right Management	Total
Services transferred over time	$3,063.5	$6,976.1	$3,989.9	$2,056.4	$149.4	$16,235.3
Services transferred at a point in time	51.6	101.5	108.0	101.6	—	362.7
	$3,115.1	$7,077.6	$4,097.9	$2,158.0	$149.4	$16,598.0

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

Our deferred revenue was $31.8 at September 30, 2018 and $48.0 at December 31, 2017. The decrease is due to $47.2 of revenues recognized related to amounts that were included in the December 31, 2017 balance, partially offset by payments or amounts due in advance of satisfying our performance obligations in the first nine months of 2018.

(4) Share-Based Compensation Plans

During the three months ended September 30, 2018 and 2017, we recognized share-based compensation expense of $6.7 and $6.6, respectively, and $19.5 and $21.4 for the nine months ended September 30, 2018 and 2017, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $4.7 and $42.9 for the nine months ended September 30, 2018 and 2017, respectively.

(5) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. For the nine months ended September 30, 2018, the total cash consideration for acquisitions, net of cash acquired, was $50.9, the majority of which took place in the Netherlands. This balance includes initial acquisition payments of $8.2 and contingent consideration payments of $42.7 ($18.6 of which was recognized as a liability at the acquisition date). During the nine months ended September 30, 2017, the total cash consideration for acquisitions, net of cash acquired, was $40.2, which includes initial acquisition payments of $27.3 and contingent consideration related to previous acquisitions of $12.9, of which $10.3 was related to our 2015 acquisition of 7S Group GmbH ("7S") in Germany.

On April 26, 2017, the sellers of 7S formally disputed the contingent consideration related to the acquisition and are claiming an additional $24.1 (€20.8), plus interest. We believe no further amounts are due and intend to vigorously dispute their claims in arbitration. We are not currently able to predict the outcome of the arbitration or the timing of any resolution, and consequently, no amounts have been recorded in the Consolidated Financial Statements.

As of January 1, 2018, we adopted the new accounting guidance on statement of cash flows. The guidance provides classification requirements for certain cash receipts and cash payments. During the first nine months of 2018, we classified $24.1 of payments which were in excess of the contingent consideration liabilities initially recognized on the acquisition date as operating cash flows. The excess cash payments for contingent consideration liabilities made during the first nine months of 2017 were not material.

(6) Restructuring Costs

We recorded net restructuring costs of $39.3 and $34.5 during the nine months ended September 30, 2018 and 2017, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the nine months ended September 30, 2018, we made payments of $29.3 out of our restructuring reserve. We expect a majority of the remaining $23.5 reserve will be paid by the end of 2018.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2018	$1.7	$0.9	$9.6	$—	$1.2	$0.1	$13.5
Severance costs	0.3	5.4	25.8	—	0.3	—	31.8
Office closure costs and other	—	—	7.5	—	—	—	7.5
Costs paid or utilized	(1.7)	(3.7)	(23.1)	—	(0.7)	(0.1)	(29.3)
Balance, September 30, 2018	$0.3	$2.6	$19.8	$—	$0.8	$—	$23.5

(1) Balances related to the United States were $1.5 and $0.3 as of January 1, 2018 and September 30, 2018, respectively.
(2) Balances related to France were $0.9 as of both January 1, 2018 and September 30, 2018. Italy had no balance as of January 1, 2018 and $0.9 as of September 30, 2018.

(7) Income Taxes

We recorded income tax expense at an effective rate of 23.0% for the three months ended September 30, 2018, as compared to an effective rate of 36.5% for the three months ended September 30, 2017. The 2018 rate was favorably impacted by the enactment of the Tax Act in December 2017. The 23.0% effective tax rate in the quarter was higher than the United States Federal statutory rate of 21% due primarily to the French business tax.

We recorded income tax expense at an effective rate of 26.3% for the nine months ended September 30, 2018 as compared to an effective rate of 35.9% for the nine months ended September 30, 2017. The 2018 rate was favorably impacted by the enactment of the Tax Act in December 2017. The 26.3% effective tax rate for the nine months ended September 30, 2018 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax. We currently expect a 2018 annual effective tax rate of approximately 26% to 27%.

In December 2017, the Tax Act made broad changes to the United States tax code, including a reduction of the United States federal corporate income tax rate from 35% to 21% effective January 1, 2018 and a transition to a territorial tax regime resulting in a one-time transition tax on the mandatory deemed repatriation of unremitted post-1986 non-United States earnings. The Tax Act also established new provisions related to global intangible low-taxed income ("GILTI"), foreign derived intangible income and a base erosion and anti-abuse tax. The computation of these new provisions is highly complex, and our estimates could significantly change as a result of new rules or guidance from the various standard-setting bodies.

Our accounting for certain elements of the Tax Act was incomplete as of December 31, 2017 and remains incomplete as of September 30, 2018. However, we were able to make reasonable estimates of the impact of the Tax Act as of December 31, 2017 and, therefore, recorded provisional estimates for these items, including the one-time transition tax and the revaluation of our deferred tax assets and liabilities. In accordance with accounting guidance, we are allowed to make an accounting policy choice to either treat taxes due on future inclusions in United States taxable income related to GILTI as a current-period expense when incurred or factor such amounts into our measurement of deferred taxes. We have made a policy decision to treat taxes related to GILTI as a current-period expense when incurred and have included estimates of this provision as current-period expenses for the nine months ended September 30, 2018.

During the first nine months of 2018, the Internal Revenue Service issued new guidance affecting the computation of our 2017 transition tax liability. As a result of the new guidance and additional analysis of the impacts of the Tax Act, during the first nine months of 2018 we revised our provisional estimates of the impact of enactment of the Tax Act in December 2017 and recorded tax expense of $0.2. The ultimate impact of the Tax Act may differ from our estimates as of September 30, 2018, possibly materially, due to changes in interpretations and assumptions we have made, future guidance that may be issued and actions we may take as a result of the Tax Act.

As of September 30, 2018, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $78.9 that would favorably impact the effective tax rate if recognized. As of December 31, 2017, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $66.5. We believe it is reasonably possible over the next twelve months that our unrecognized tax benefits could decrease by up to $42.4 due to pending resolution of non-United States litigation. All tax contingencies are deemed appropriately reserved.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2010 through 2017 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of September 30, 2018, we are subject to tax audits in Austria, Canada, Denmark, France, Germany and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings available to common shareholders	$158.0	$137.7	$398.4	$329.1

Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	64.5	66.8	65.6	67.3
Effect of dilutive securities - stock options	0.1	0.2	0.1	0.2
Effect of other share-based awards	0.4	0.6	0.4	0.6
Weighted-average common shares outstanding - diluted	65.0	67.6	66.1	68.1

Net earnings per share - basic	$2.45	$2.06	$6.08	$4.89
Net earnings per share - diluted	$2.43	$2.04	$6.03	$4.84

There were 0.3 million and 0.1 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended September 30, 2018 and 2017, respectively, and the calculation of net earnings per share – diluted for the nine months ended September 30, 2018 and 2017, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	September 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,315.6	$—	$1,315.6	$1,343.0	$—	$1,343.0
Intangible assets:
Finite-lived:
Customer relationships	$447.6	$345.2	$102.4	$453.6	$325.2	$128.4
Other	18.4	15.7	2.7	19.3	14.7	4.6
	466.0	360.9	105.1	472.9	339.9	133.0
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	98.9	—	98.9	99.0	—	99.0
	150.9	—	150.9	151.0	—	151.0
Total intangible assets	$616.9	$360.9	$256.0	$623.9	$339.9	$284.0

(1) Balances were net of accumulated impairment loss of $513.4 as of both September 30, 2018 and December 31, 2017.
(2) Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2018 and December 31, 2017.

Total consolidated amortization expense related to intangible assets for the remainder of 2018 is expected to be $8.5 and in each of the next five years is expected to be as follows: 2019 - $29.2, 2020 - $24.4, 2021 - $13.6, 2022 - $10.0 and 2023 - $7.8.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, January 1, 2018	$519.2	$121.9	$468.1	$106.2	$62.1	$65.5	$1,343.0
Goodwill acquired	4.6	—	—	1.5	—	—	6.1
Currency and other impacts	(1.5)	(8.2)	(16.3)	(7.5)	—	—	(33.5)
Balance, September 30, 2018	$522.3	$113.7	$451.8	$100.2	$62.1	$65.5	$1,315.6

(1) Balances related to the United States were $476.5 as of both January 1, 2018 and September 30, 2018.
(2) Balances related to France were $76.3 and $69.7 as of January 1, 2018 and September 30, 2018, respectively. Balances related to Italy were $5.0 and $4.8 as of January 1, 2018 and September 30, 2018, respectively.
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

Goodwill balances by reporting unit were as follows:

	September 30,	January 1,
	2018	2018
United States	$532.0	$532.0
Germany	130.9	135.4
Netherlands	122.3	126.5
United Kingdom	95.7	89.2
France	69.7	76.3
Right Management	62.1	62.1
Other reporting units	302.9	321.5
Total goodwill	$1,315.6	$1,343.0

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

On June 22, 2018, we offered and sold €500.0 aggregate principal amount of the Company’s 1.750% notes due June 22, 2026 (the “Notes”). The net proceeds from the Notes of €495.7 were used to repay our €350.0 notes due June 22, 2018, with the remaining balance used for general corporate purposes, which included share repurchases, and may be used for additional share repurchases and the acquisition of or investment in complementary businesses or other assets. The Notes were issued at a price of 99.564% to yield an effective interest rate of 1.809%. Interest on the Notes is payable in arrears on June 22 of each year. The Notes are unsecured senior obligations and will rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

(11) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	Defined Benefit Pension Plans
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$2.6	$2.7	$8.2	$7.5
Interest cost	2.9	2.9	8.8	8.4
Expected return on assets	(2.6)	(2.8)	(8.1)	(8.0)
Other	0.4	0.1	1.1	1.4
Total benefit cost	$3.3	$2.9	$10.0	$9.3

	Retiree Health Care Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest cost	$0.1	$0.1	$0.3	$0.4
Net Loss	$0.1	$0.1	$0.1	$0.1
Prior service credit	(0.2)	(0.3)	(0.6)	(0.6)
Total benefit credit	$—	$(0.1)	$(0.2)	$(0.1)

During the three and nine months ended September 30, 2018, contributions made to our pension plans were $1.8 and $6.0, respectively, and contributions made to our retiree health care plan were $0.3 and $0.9, respectively. During 2018, we expect to make total contributions of approximately $10.1 to our pension plans and to fund our retiree health care payments as incurred.

As of January 1, 2018, we adopted the new guidance on the presentation of net periodic pension and postretirement benefit cost ("net benefit cost"). The new guidance requires bifurcation of net benefit cost, which used to be reported as an employee cost within operating income under the old guidance. The service cost component is still presented with other employee compensation cost in operating income or capitalized in assets in rare circumstances. The other components are now reported separately outside of operations, and are not eligible for capitalization. We have reclassified the 2017 non-service cost components of net benefit cost to interest and other expenses from selling and administrative expenses to conform to the current period presentation. For the three months ended September 30, 2018 and 2017, the non-service component was a net cost of $0.7 and $0.8, respectively. For the nine months ended September 30, 2018 and 2017, the non-service component was a net cost of $1.6 and $2.3, respectively. For the year ended December 31, 2017, the non-service component was a net cost of $1.0.

(12) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	December 31,
	2018	2017
Foreign currency translation	$(200.1)	$(87.7)
Translation loss on net investment hedge, net of income taxes of $(15.6) and $(23.1), respectively	(14.2)	(39.9)
Translation loss on long-term intercompany loans	(132.1)	(128.8)
Unrealized gain on investments, net of income taxes of $3.4 for 2017	—	15.3
Defined benefit pension plans, net of income taxes of $(27.6) and $(27.8), respectively	(49.8)	(50.5)
Retiree health care plan, net of income taxes of $1.9 and $2.0, respectively	3.0	3.4
Accumulated other comprehensive loss	$(393.2)	$(288.2)

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

Noncontrolling Interests

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to minority interest holders of our majority-owned subsidiaries for which we have a controlling financial interest and consequently consolidate within our financial statements.
Net earnings attributable to these noncontrolling interests were $1.3 for both the three months ended September 30, 2018 and 2017, and $3.5 and $5.7 for the nine months ended September 30, 2018 and 2017, respectively, which were recorded as expenses in interest and other expenses in our Consolidated Statements of Operations.
Dividends

On May 4, 2018 and May 2, 2017, the Board of Directors declared a semi-annual cash dividend of $1.01 and $0.93 per share, respectively. The 2018 dividends were paid on June 15, 2018 to shareholders of record on June 1, 2018. The 2017 dividends were paid on June 15, 2017 to shareholders of record on June 1, 2017.

On November 1, 2017, the Board of Directors declared a semi-annual cash dividend of $0.93 per share that was paid on December 15, 2017 to shareholders of record on December 1, 2017.

Share Repurchases

In August 2018, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock, with terms consistent with the previous authorization. This authorization is in addition to the July 2016 Board authorization to repurchase 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first nine months of 2018, we repurchased a total of 3.1 million shares comprised of 2.8 million shares under the 2016 authorization and 0.3 million shares under the 2018 authorization, at a total cost of $299.2. In the first nine months of 2017, we repurchased 1.7 million shares at a cost of $178.0 under the 2016 authorization. As of September 30, 2018, there were 5.7 million shares remaining authorized for repurchase under the 2018 authorization and no shares remaining authorized for repurchase under the 2016 authorization.

(13) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest expense	$10.2	$12.6	$37.1	$36.4
Interest income	(1.5)	(1.2)	(4.1)	(3.4)
Foreign exchange loss	3.0	0.1	2.8	0.4
Miscellaneous expenses, net	0.1	0.2	2.6	5.1
Interest and other expenses	$11.8	$11.7	$38.4	$38.5

The increase in foreign exchange losses for the three and nine months ended September 30, 2018 compared to 2017 was primarily due to a $3.6 translation loss in Argentina, as a result of changing our Argentina reporting unit's functional currency to the United States dollar as Argentina was designated as a highly-inflationary economy as of July 1, 2018.

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

A portion of the €400.0 ($462.1) notes due September 2022 and the €500.0 ($574.5) notes due June 2026 was designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of September 30, 2018. For this portion of the Euro-denominated notes, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive loss, net of taxes. As of September 30, 2018 and December 31, 2017, we had an unrealized loss of $10.0 and $35.7, respectively, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

On occasion, forward contracts are designated as a hedge of our net investment in our foreign subsidiaries. We had a translation loss of $4.2 as of both September 30, 2018 and December 31, 2017, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. We recorded no gain or loss for both the three months ended September 30, 2018 and 2017, and a gain of $2.0 and no gain or loss for the nine months ended September 30, 2018 and 2017, respectively, in interest and other expenses associated with those forward contracts, which offset the loss and gain recorded for the items noted above.

The fair value measurements of those items recorded in our Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 were as follows:

		Fair Value Measurements Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$101.6	$101.6	$—	$—
Foreign currency forward contracts	0.1	—	0.1	—
	$101.7	$101.6	$0.1	$—

		Fair Value Measurements Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$99.1	$99.1	$—	$—
	$99.1	$99.1	$—	$—

Liabilities
Foreign currency forward contracts	$0.1	$—	$0.1	$—
	$0.1	$—	$0.1	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the value from either directly or indirectly observable inputs from third parties.

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (level 2 inputs), was $1,070.0 and $939.9 as of September 30, 2018 and December 31, 2017, respectively, compared to a carrying value of $1,036.6 and $897.8, respectively.

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

We are organized and managed primarily on a geographic basis, with Right Management currently operating as a separate global business unit. Each country and business unit generally has its own distinct operations and management team, providing services under our global brands, and maintains its own financial reports. We have an executive sponsor for each global brand who is responsible for ensuring the integrity and consistency of delivery locally. Each operation reports directly or indirectly through a regional manager, to a member of executive management. Given this reporting structure, we operate using the following reporting segments: Americas, which includes United States and Other Americas; Southern Europe, which includes France, Italy and Other Southern Europe; Northern Europe; APME; and Right Management.

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

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues from services:
Americas:
United States (a)	$633.2	$659.9	$1,890.0	$1,992.7
Other Americas	406.8	401.6	1,225.1	1,151.9
	1,040.0	1,061.5	3,115.1	3,144.6
Southern Europe:
France	1,460.6	1,481.7	4,397.1	3,975.5
Italy	410.2	386.1	1,266.8	1,047.0
Other Southern Europe	460.8	450.6	1,413.7	1,235.5
	2,331.6	2,318.4	7,077.6	6,258.0

Northern Europe	1,287.1	1,367.9	4,097.9	3,888.3
APME	713.0	665.4	2,158.0	1,941.2
Right Management	47.0	51.6	149.4	164.7
Consolidated (b)	$5,418.7	$5,464.8	$16,598.0	$15,396.8

Operating unit profit: (c)
Americas:
United States	$33.2	$43.5	$98.1	$114.3
Other Americas	18.1	16.0	52.8	41.4
	51.3	59.5	150.9	155.7
Southern Europe:
France	78.8	77.6	209.5	198.9
Italy	25.7	24.2	82.8	70.0
Other Southern Europe	17.1	16.2	48.7	41.4
	121.6	118.0	341.0	310.3

Northern Europe	40.5	49.8	81.8	94.7
APME	32.4	27.4	87.5	70.8
Right Management	6.5	8.1	23.4	25.4
	252.3	262.8	684.6	656.9
Corporate expenses	(26.3)	(25.3)	(79.0)	(79.5)
Intangible asset amortization expense	(9.3)	(8.8)	(26.8)	(25.6)
Operating profit	216.7	228.7	578.8	551.8
Interest and other expenses	(11.8)	(11.7)	(38.4)	(38.5)
Earnings before income taxes	$204.9	$217.0	$540.4	$513.3

(a)
In the United States, where a majority of our franchises operate, revenues from services included fees received from the related franchise offices of $3.7 and $3.9 for the three months ended September 30, 2018 and 2017, respectively, and $10.8 and $11.0 for the nine months ended September 30, 2018 and 2017, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $169.9 and $164.3 for the three months ended September 30, 2018 and 2017, respectively, and $485.6 and $487.6 for the nine months ended September 30, 2018 and 2017, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $6.2 and $6.4 for the three months ended September 30, 2018 and 2017, respectively, and $17.6 and $17.5 for the nine months ended September 30, 2018 and 2017, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $278.7 and $272.9 for the three months ended September 30, 2018 and 2017, respectively, and $789.4 and $759.3 for the nine months ended September 30, 2018 and 2017, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 30 through 32 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

Business Overview

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increasing demand, as we experienced in the first half of 2018, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses. Whereas, during periods of decreased demand, as we experienced in certain large markets and in overall reported revenues in the third quarter of 2018, our operating profit is generally impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not decline at the same pace as revenues.

During the third quarter of 2018, the United States dollar was stronger relative to the currencies in Europe, having an unfavorable impact on our reported results. While our reported revenues from services decreased 0.8% over the third quarter of 2017 and our reported operating profit decreased 5.2%, these results were impacted by the relative weakness of other currencies against the United States dollar compared to the same period in 2017, and generally may understate the performance of our underlying business. The changes in the foreign currency exchange rates had a 2.1% unfavorable impact on revenues from services, a 1.8% unfavorable impact on operating profit, and an approximately $0.04 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In the three months ended September 30, 2018, we experienced uneven results as we saw constant currency revenue declines in the United States, France, Northern Europe, and Right Management, while we saw constant-currency revenue growth in Other Americas, Italy, Other Southern Europe and APME. Our consolidated revenues were up 1.3% in constant currency in the quarter, a deceleration from the 4.5% constant currency growth in the second quarter of 2018, primarily driven by lower growth rates in some of our European entities, most notably France and Germany. Our third quarter results reflect a slower growth environment in certain markets within Southern and Northern Europe, which when combined represented approximately 67% of our total consolidated revenues. These economic conditions were more challenging than anticipated at the beginning of the quarter. The revenue decrease in Northern Europe was primarily due to a decrease in Germany resulting from issues with the implementation of a new front-office system and certain actions taken to optimize our delivery channels that caused some client disruption, as well as softer demand from the manufacturing sector in that market. We experienced better performance from our Southern Europe segment than from our Northern Europe segment, as discussed below under "Segment Operating Results" due to the revenue increases in Italy and certain other markets within Southern Europe, offset by the slight revenue decline in France, where certain economic indicators and business confidence measures reached their lowest point of 2018 at the end of the quarter. After adjusting for billing days, our constant currency revenue growth in France decelerated throughout the third quarter of 2018 from 1% growth in July to a 2% decline in September, and we observed a continuation of challenging economic conditions in the first half of October. Our ManpowerGroup Solutions business had strong growth in the quarter in addition to a 5.1% constant currency increase (2.6% as reported) in our permanent recruitment business, while our staffing/interim business remained flat. At Right Management, we have experienced a constant currency revenue decline for both our outplacement services, due to the counter-cyclical nature of this business, and our talent management services.

Our gross profit margin in the third quarter of 2018 compared to 2017 decreased primarily due to the decline in our staffing/interim gross profit margin due to the decrease in the CICE (Credit d'Impôt pour la Compétitivité et l'Emploi) payroll tax credit rate in France and business mix changes in various countries, partially offset by favorable direct costs adjustments in the third quarter of 2018, primarily in France and Japan. The margin also decreased due to the margin decline in our TAPFIN - Managed Service Provider (MSP) business. These declines were partially offset by the increase in our permanent recruitment business. The CICE payroll tax credit is accounted for as a reduction of our cost of services in the period, and has had a favorable impact on our consolidated gross margin, as well as margins in France and Southern Europe since 2013. The French government has proposed to replace the CICE program with new subsidies starting in 2019, which, if adopted, we believe will have an impact on our gross profit margin. The new subsidies and their anticipated impact is discussed in "Legal Regulations."

Our operating profit decreased in the third quarter of 2018 by 5.2% (-3.4% in constant currency and -4.0% in organic constant currency) and our operating profit margin was down 20 basis points compared to the third quarter of 2017. Our Northern Europe segment in particular experienced profitability challenges during the third quarter, as discussed below under "Segment Operating Results." We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational and cost structures, while investing to enable growth in the business and enhance our productivity and technology and digital capabilities. During the third quarter of 2018, we added recruiters and certain other staff to support the increased demand for our services in Other Americas, Italy and Other Southern Europe, and APME. Even with these investments, we experienced improved operational leverage in the quarter for these markets as we were able to support the higher revenue level without a similar increase in expenses.

We expect our performance in the fourth quarter will be impacted by current trends in key markets, particularly Europe, where economic indicators have been trending unfavorably.
Operating Results - Three Months Ended September 30, 2018 and 2017

The following table presents selected consolidated financial data for the three months ended September 30, 2018 as compared to 2017.

(in millions, except per share data)	2018	2017	Variance	Constant Currency Variance
Revenues from services	$5,418.7	$5,464.8	(0.8)%	1.3%
Cost of services	4,528.1	4,564.2	(0.8)	1.3
Gross profit	890.6	900.6	(1.1)	1.0
Gross profit margin	16.4%	16.5%
Selling and administrative expenses	673.9	671.9	0.3	2.5
Operating profit	216.7	228.7	(5.2)	(3.4)
Operating profit margin	4.0%	4.2%
Interest and other expenses	11.8	11.7	0.4
Earnings before income taxes	204.9	217.0	(5.5)	(4.0)
Provision for income taxes	46.9	79.3	(40.7)
Effective income tax rate	23.0%	36.5%
Net earnings	$158.0	$137.7	14.7	16.6
Net earnings per share – diluted	$2.43	$2.04	19.1	21.1
Weighted average shares – diluted	65.0	67.6	(3.9)%

The year-over-year decrease in revenues from services of 0.8% (increase of 1.3% in constant currency and 1.0% in organic constant currency) was attributed to:

•
revenue decrease in the United States of 4.0% primarily driven by a decline in our Experis interim services, specifically within the IT sector, because of decreased demand from larger clients, and a decline in our Manpower staffing services as we experienced delays in finding individuals with the relevant skills needed to match our clients' requirements, despite good client demand during the quarter;

•	revenue decrease in France of 1.4% (-0.6% in constant currency) primarily driven by a decline in demand for our Manpower staffing services;

•
decreased demand for services in several of our markets within Northern Europe, where revenues decreased 5.9% (-3.9% in constant currency). We experienced revenue declines in the United Kingdom, Germany, the Nordics, and the Netherlands of 0.5%, 14.4%, 8.8% and 5.1%, respectively (-0.1%, -13.7%, -3.1% and -4.2%, respectively, in constant currency). The decrease was primarily due to a decrease in Germany resulting from issues with the implementation of a new front-office system and certain actions taken to optimize our delivery channels that caused some client disruption, as well as softer demand from the manufacturing sector in that market;

•	a 2.1% decrease due to the impact of changes in currency exchange rates; and

•
decreased demand for services at Right Management, where revenues decreased 8.9% (-7.5% in constant currency), including a 10.0% (-8.8% in constant currency) decrease in our outplacement services as well as a 6.0% (-3.9% in constant currency) decrease in our talent management business; partially offset by

•
increased demand for services in Italy and several of our markets within Other Southern Europe where revenues increased 6.3% (7.2% in constant currency) and 2.2% (4.3% in constant currency), respectively. The increases are due to increased demand for our Manpower staffing services, increases of 14.0% and 17.1%, respectively (14.7% and 21.0%, respectively, in constant currency) in the permanent recruitment business and increases in our ManpowerGroup Solutions business;

•
revenue increase in APME of 7.2% (10.3% in constant currency) primarily due to an increase in our staffing/interim revenues, a 3.8% increase (8.2% in constant currency) in our permanent recruitment business, and an increase in our ManpowerGroup Solutions business; and

•	our acquisitions in the Americas and APME, which added approximately 0.3% revenue growth to our consolidated results on a constant currency basis.

The year-over-year 10 basis point (-0.10%) decrease in gross profit margin was primarily attributed to:

•
a 10 basis point (-0.10%) unfavorable impact from the decline in our staffing/interim margin due to the decrease in the CICE payroll tax credit rate from 7.0% to 6.0%, business mix changes in various countries, partially offset by favorable direct costs adjustments in the third quarter of 2018; and

•	a 10 basis point (-0.10%) unfavorable impact from a declining margin in our MSP business; partially offset by

•	a 10 basis point (0.10%) favorable impact from the 2.6% (5.1% in constant currency) increase in our permanent recruitment business.

The 0.3% increase in selling and administrative expenses in the third quarter of 2018 (2.5% in constant currency; 2.1% in organic constant currency) was primarily attributed to:

•
a 16.1% increase (18.0% in constant currency and 17.9% in organic constant currency) in consulting costs primarily related to certain technology projects, delivery model and other front-office centralization and back-office optimization activities;

•	a 2.2% increase due to the impact of changes in currency exchange rates; and

•	the additional recurring selling and administrative costs of $2.3 million incurred as a result of acquisitions in the Americas and APME; partially offset by

•	a 7.1% decrease (-5.6% in constant currency and -5.9% in organic constant currency) in variable incentive costs due to a decline in profitability in certain markets.

Selling and administrative expenses as a percent of revenues increased 10 basis points (0.10%) in the third quarter of 2018 compared to the third quarter of 2017 due to a 10 basis point (0.10%) unfavorable impact resulting from the consulting costs incurred in the third quarter of 2018 and a 10 basis point (0.10%) unfavorable impact from expense deleveraging as we were unable to decrease our expenses at the same rate as the revenue decline, partially offset by a 10 basis point (-0.10%) favorable impact from the decrease in variable incentive costs in the third quarter of 2018.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $11.8 million in the third quarter of 2018 compared to $11.7 million in the third quarter of 2017. Net interest expense decreased $2.7 million in the third quarter of 2018 to $8.7 million from $11.4 million in the third quarter of 2017 due to the lower interest rate on our €500.0 million notes (as defined below) offered and sold in June 2018 compared to the interest rate on the €350.0 million notes due June 22, 2018 that were repaid in June 2018. Foreign exchange losses in the third quarter of 2018 were $3.0 million compared to $0.1 million in the third quarter of 2017. The increase in foreign exchange losses was primarily due to a $3.6 million translation loss in Argentina, as a result of changing our Argentina reporting unit's functional currency to the United States dollar as Argentina was designated as a highly-inflationary economy as of July 1, 2018. Miscellaneous expenses were $0.1 million in the third quarter of 2018 compared to $0.2 million in the third quarter of 2017.

We recorded income tax expense at an effective rate of 23.0% in the third quarter of 2018 compared to an effective rate of 36.5% in the third quarter of 2017. The 2018 rate was favorably impacted by the enactment of the Tax Act in December 2017. The 23.0% effective tax rate in the quarter was higher than the United States Federal statutory rate of 21%, and we currently expect a 2018 annual effective tax rate of approximately 26% to 27% due primarily to the French business tax.

Net earnings per share - diluted was $2.43 and $2.04 in the third quarter of 2018 and 2017, respectively. Foreign currency exchange rates negatively impacted net earnings per share - diluted by approximately $0.04 per share in the third quarter of 2018. The translation loss from the Argentina highly-inflationary designation recorded in the third quarter of 2018 negatively impacted net earnings per share - diluted by approximately $0.04 per share, net of tax, in the third quarter of 2018.

Weighted average shares - diluted decreased 3.9% to 65.0 million in the third quarter of 2018 from 67.6 million in the third quarter of 2017. This decrease was due to the impact of share repurchases completed since the third quarter of 2017 and the full weighting of the repurchases completed in the third quarter of 2017, partially offset by shares issued as a result of exercises and vesting of share-based awards since the third quarter of 2017.

Operating Results - Nine Months Ended September 30, 2018 and 2017

The following table presents selected consolidated financial data for the nine months ended September 30, 2018 as compared to 2017.

(in millions, except per share data)	2018	2017	Variance	Constant Currency Variance
Revenues from services	$16,598.0	$15,396.8	7.8%	3.6%
Cost of services	13,899.3	12,846.7	8.2	3.9
Gross profit	2,698.7	2,550.1	5.8	2.2
Gross profit margin	16.3%	16.6%
Selling and administrative expenses	2,119.9	1,998.3	6.1	2.4
Operating profit	578.8	551.8	4.9	1.3
Operating profit margin	3.5%	3.6%
Interest and other expenses	38.4	38.5	(0.5)
Earnings before income taxes	540.4	513.3	5.3	1.5
Provision for income taxes	142.0	184.2	(22.9)
Effective income tax rate	26.3%	35.9%
Net earnings	$398.4	$329.1	21.0	17.2
Net earnings per share – diluted	$6.03	$4.84	24.6	20.7
Weighted average shares – diluted	66.1	68.1	(2.8)%

The year-over-year increase in revenues from services of 7.8% (3.6% in constant currency and 3.3% in organic constant currency) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where revenues increased 13.1% (5.9% in constant currency) and 5.4% (-0.3% in constant currency), respectively. This included an increase in France of 10.6% (3.3% in constant currency) primarily due to the strong growth in our large client accounts within the staffing market and a 18.9% increase (10.5% in constant currency) in the permanent recruitment business. The Southern Europe increase also includes an increase in Italy of 21.0% (12.9% in constant currency) due to increased demand for our Manpower staffing services and a 20.9% increase (12.4% in constant currency) in the permanent recruitment business. We also experienced revenue growth in the United Kingdom, Spain and Belgium of 6.7%, 14.9% and 9.7%, respectively (0.6%, 7.2% and 2.5%, respectively, in constant currency; 4.6% in organic constant currency in Spain). Lastly, we experienced revenue growth in Germany, the Nordics, and the Netherlands of 2.5%, 2.2% and 6.9%, respectively, while revenues decreased 4.7%, 0.3% and 0.6%, respectively, in constant currency;

•
revenue increase in APME of 11.2% (9.7% in constant currency) primarily due to an increase in our staffing/interim revenues and a 13.7% increase (12.5% in constant currency) in our permanent recruitment business;

•	our acquisitions in the Americas, Southern Europe, and APME, which added approximately 0.3% revenue growth to our consolidated results; and

•	a 4.2% increase due to the impact of changes in currency exchange rates; partially offset by

•
revenue decrease in the United States of 5.2% primarily driven by a decline in our Experis interim services, specifically within the IT sector because of decreased demand from larger clients, a decline in our Manpower staffing services, as we experienced delays in finding individuals with the relevant skills needed to match our clients' requirements, despite good client demand during the quarter, and a decrease in our ManpowerGroup Solutions business primarily related to non-recurrence of certain lower-margin business within our MSP offering; and

•
decreased demand for services at Right Management, where revenues decreased 9.3% (-11.1% in constant currency), including a 11.1% decrease (-13.0% in constant currency) in our outplacement services as well as a 3.2% decrease (-4.9% in constant currency) in our talent management business.

The year-over-year 30 basis point (-0.30%) decrease in gross profit margin was primarily attributed to:

•	a 30 basis point (-0.30%) unfavorable impact from the decline in our staffing/interim margin due to the decrease in the CICE payroll tax credit rate and business mix changes in various countries; and

•	a 10 basis point (-0.10%) unfavorable impact from decreased demand in our outplacement business at Right Management; partially offset by

•	a 10 basis point (0.10%) favorable impact from the 12.8% (9.3% in constant currency) increase in our permanent recruitment business.

The 6.1% increase in selling and administrative expenses for the nine months ended September 30, 2018 (2.4% in constant currency; 2.0% in organic constant currency) was primarily attributed to:

•
a 26.5% increase (22.2% in constant currency and 22.0% in organic constant currency) in consulting costs primarily related to certain technology projects, delivery model and other front-office centralization and back-office optimization activities;

•	restructuring costs of $39.3 million incurred in the first nine months of 2018 compared to $34.5 million incurred in the first nine months of 2017;

•	a 3.7% increase due to the impact of changes in currency exchange rates; and

•	the additional recurring selling and administrative costs of $8.6 million incurred as a result of acquisitions in the Americas, Southern Europe and APME; partially offset by

•	a 1.4% decrease (-4.7% in constant currency and -5.1% in organic constant currency) in variable incentive costs due to a decline in profitability in certain markets.

Selling and administrative expenses as a percent of revenues decreased 20 basis points (-0.20%) in the nine months ended September 30, 2018 compared to 2017 due to a 30 basis point (-0.30%) favorable impact from better expense leverage as a result of our strong focus on productivity and efficiency, and a 10 basis point (-0.10%) favorable impact due to the decrease in variable incentive costs, partially offset by a 20 basis point (0.20%) unfavorable impact due to the consulting costs incurred in the first nine months of 2018.

Interest and other expenses were $38.4 million for the nine months ended September 30, 2018 compared to $38.5 million for the nine months ended September 30, 2017. Net interest expense was flat at $33.0 million for both the nine months ended September 30, 2018 and 2017. Foreign exchange losses in the nine months ended September 30, 2018 were $2.8 million compared to $0.4 million in the nine months ended September 30, 2017. The increase in foreign exchange losses was primarily due to the $3.6 million translation loss in Argentina as a result of the highly-inflationary designation of its economy as of July 1, 2018. Miscellaneous expenses decreased to $2.6 million for the nine months ended September 30, 2018 from $5.1 million for the nine months ended September 30, 2017. The first nine months of 2018 included a gain on sale of investments partially offset by a loss on the change in fair value of the investments both held by our minority-owned Swiss franchise. The first nine months of 2017 included a loss on an investment.

We recorded income tax expense at an effective rate of 26.3% for the nine months ended September 30, 2018 compared to an effective rate of 35.9% for the nine months ended September 30, 2017. The 2018 rate was favorably impacted by the enactment of the Tax Act in December 2017. The 26.3% effective tax rate for the nine months ended September 30, 2018 was higher than the United States Federal statutory rate of 21% due primarily to the French business tax.

Net earnings per share - diluted was $6.03 and $4.84 for the nine months ended September 30, 2018 and 2017, respectively. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.19 per share for the nine months ended September 30, 2018. Restructuring costs recorded in the nine months ended September 30, 2018 and 2017 negatively impacted net earnings per share - diluted by approximately $0.45 and $0.41 per share, net of tax, for the nine months ended September 30, 2018 and 2017, respectively. The translation loss from the Argentina highly-inflationary designation recorded in the third quarter of 2018 negatively impacted net earnings per share - diluted by approximately $0.04 per share, net of tax, for the nine months ended September 30, 2018.

Weighted average shares - diluted decreased 2.8% to 66.1 million for the nine months ended September 30, 2018 from 68.1 million for the nine months ended September 30, 2017. This decrease was due to the impact of share repurchases completed since the third quarter of 2017 and the full weighting of the repurchases completed in the first nine months of 2017, partially offset by shares issued as a result of exercises and vesting of share-based awards since the third quarter of 2017.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 2.0% (increase of 1.9% in constant currency and 1.0% in organic constant currency) in the third quarter of 2018 compared to 2017. In the United States, revenues from services decreased 4.0% in the third quarter of 2018 compared to 2017, primarily driven by a decline in our Experis interim services, specifically within the IT sector because of decreased demand from larger clients, and a decline in our Manpower staffing services, as we experienced challenges in finding individuals with the relevant skills needed to match our clients' requirements, despite good client demand during the quarter. These declines are partially offset by an increase in our ManpowerGroup Solutions business primarily within our MSP offering. In Other Americas, revenues from services increased 1.3% (11.7% in constant currency and 9.3% in organic currency) in the third quarter of 2018 compared to 2017. We experienced constant currency revenue growth in Mexico, Canada, Argentina, Colombia, Peru and Brazil of 5.4%, 16.3%, 13.6%, 14.5%, 3.0% and 15.2%, respectively (-0.9%, 11.6%, -37.1%, 14.9%, 1.5% and -7.7%, respectively, as reported). The constant currency increase in Argentina was primarily due to inflation. There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years. As of July 1, 2018, the Argentina economy was designated as highly-inflationary and was treated as such for accounting purposes starting in the third quarter of 2018.

In the Americas, revenues from services decreased 0.9% (increase of 1.1% in constant currency and 0.2% in organic constant currency) in the nine months ended September 30, 2018 compared to 2017. In the United States, revenues from services decreased 5.2% in the nine months ended September 30, 2018 compared to 2017, primarily driven by a decline in our Experis interim services, specifically within the IT sector because of decreased demand from larger clients, a decline in our Manpower staffing services, as we experienced delays in finding individuals with the relevant skills needed to match our clients' requirements, despite good client demand during the quarter, and a decrease in our ManpowerGroup Solutions business, primarily related to our MSP offering. In Other Americas, revenues from services increased 6.4% (11.8% in constant currency and 9.4% in organic currency) in the nine months ended September 30, 2018 compared to 2017. We experienced constant currency revenue growth in Mexico, Canada, Argentina, Colombia and Peru of 8.2%, 6.9%, 15.7%, 13.8% and 3.1%, respectively (6.9%, 8.2%, -21.2%, 15.8% and 3.1%, respectively, as reported). The constant currency increase in Argentina is primarily due to inflation.

Gross profit margin decreased in the third quarter of 2018 compared to 2017 due to a declining margin in the United States' MSP business and business mix changes within our staffing/interim business, as revenue growth came from our lower-margin entities within Other Americas. These decreases were partially offset by improvement in the United States' staffing/interim gross profit margin due to strong pricing discipline.

Gross profit margin decreased in the first nine months of 2018 compared to 2017 due to business mix changes within our staffing/interim business, as revenue growth came from our lower-margin entities within Other Americas as well as a decline in the United States' staffing/interim margin due to the non-recurrence of certain prior year favorable reductions related to workers compensation and health care costs in the United States.

Selling and administrative expenses increased 1.4% (4.8% in constant currency and 4.1% in organic constant currency) in the third quarter of 2018 compared to 2017. This year over year increase is due primarily to increased costs related to certain technology projects and back-office and delivery-model optimization activities and the additional recurring selling and administrative costs incurred as a result of an acquisition in Other Americas.

Selling and administrative expenses decreased 2.3% (-0.6% in constant currency and -1.2% in organic constant currency) during the nine months ended September 30, 2018 compared to 2017. This year over year decrease is due primarily to strong cost management and a decline in salary-related expenses as a result of lower headcount in the United States and a decrease in restructuring costs to $0.3 million in the first nine months of 2018, respectively, from $6.3 million in the first nine months of 2017. These decreases were partially offset by increased costs related to certain technology projects and back-office and delivery-model optimization activities and the additional recurring selling and administrative costs incurred as a result of an acquisition in Other Americas.

Operating Unit Profit (“OUP”) margin in the Americas was 4.9% and 5.6% for the third quarter of 2018 and 2017, respectively. In the United States, OUP margin decreased to 5.2% in the third quarter of 2018 from 6.6% in 2017 due to the increased costs as a result of investment in certain technology and back-office and delivery model optimization activities. Other Americas OUP margin increased to 4.5% in the third quarter of 2018 compared to 4.0% in 2017 due to improved operating leverage on increased revenues, partially offset by a decrease in the gross profit margin.

OUP margin in the Americas was 4.8% and 5.0% for the nine months ended September 30, 2018 and 2017, respectively. This decrease was primarily due to the decline of the United States margin. In the United States, OUP margin decreased to 5.2% in the nine months ended September 30, 2018 from 5.7% in 2017 due to the increased costs as a result of investment in certain technology and back-office and delivery model optimization activities and the slight decline in the gross profit margin, partially offset by the decrease in restructuring costs. Other Americas OUP margin increased to 4.3% in the nine months ended September 30, 2018 from 3.6% in 2017 due to improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses, partially offset by the restructuring costs incurred in the first nine months of 2018 and a slight decrease in the gross profit margin.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 0.6% (1.7% in constant currency) in the third quarter of 2018 compared to 2017. In the third quarter of 2018, revenues from services decreased 1.4% (-0.6% in constant currency) in France (which represents 63% of Southern Europe’s revenues) and increased 6.3% (7.2% in constant currency) in Italy (which represents 18% of Southern Europe’s revenues). The decrease in France is primarily due to softer demand for our Manpower staffing services, partially offset by an increase in our permanent recruitment business of 6.5% (7.4% in constant currency) and an increase in our Proservia business. After adjusting for billing days, our constant currency revenue growth in France decelerated throughout the third quarter of 2018 from 1% growth in July to a 2% decline in September. The increase in Italy was due to increased demand for our Manpower staffing services and a 14.0% increase (14.7% in constant currency) in the permanent recruitment business. This represents a slowing from the 12% constant-currency growth rate in the second quarter due to stronger prior year third quarter comparable figures in Italy. In Other Southern Europe, revenues from services increased 2.2% (4.3% in constant currency) during the third quarter of 2018 compared to 2017, primarily due to increased demand for our Manpower staffing services, the increase in our permanent recruitment business of 17.1% (21.0% in constant currency) and an increase in our ManpowerGroup Solutions business. This increase was partially offset by the 2.6% decrease (-1.7% in constant currency) in Spain.

Revenues from services increased 13.1% (5.9% in constant currency) in the nine months ended September 30, 2018 compared to 2017. In the nine months ended September 30, 2018, revenues from services increased 10.6% (3.3% in constant currency) in France and increased 21.0% (12.9% in constant currency) in Italy. The increase in France is primarily due to the strong growth in our large client accounts within the staffing market and an increase in our permanent recruitment business of 18.9% (10.5% in constant currency). The increase in Italy is due to increased demand for our Manpower staffing services and a 20.9% increase (12.4% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 14.4% (8.4% in constant currency, 7.4% in organic constant currency) during the nine months ended September 30, 2018 compared to 2017, primarily due to increased demand for our Manpower staffing services, the 14.9% increase (7.2% in constant currency; 4.6% in organic constant currency) in Spain, the increase in our permanent recruitment business of 31.3% (25.3% in constant currency) and an increase in our ManpowerGroup Solutions business.

Gross profit margin increased in the third quarter of 2018 compared to 2017 primarily due to an increase in France's staffing/interim margin as a result of favorable direct costs adjustments in the third quarter of 2018, partially offset by the decrease in the CICE payroll tax credit rate (see "Legal Regulations" for a discussion of the proposed new subsidies that are expected to replace CICE in 2019), and a decrease in Italy's Manpower staffing margin primarily due to business mix changes and pricing pressures. This decrease was partially offset by an increase of 12.2% (14.2% in constant currency), in our permanent recruitment business.

Gross profit margin decreased in the nine months ended September 30, 2018 compared to 2017 primarily due to a decrease in France's staffing/interim margin as a result of the decrease in the CICE payroll tax credit rate, partially offset by favorable direct costs adjustments in the third quarter of 2018, and a decrease in Italy's Manpower staffing margin primarily due to business mix changes and pricing pressures. This decrease was partially offset by an increase of 23.8% (16.2% in constant currency) in our permanent recruitment business.

Selling and administrative expenses increased 0.9% (2.3% in constant currency) during the third quarter of 2018 compared to 2017 primarily due to an increase in organic salary-related expenses, as a result of higher headcount, and non-personnel related costs to support the increase in revenues.

Selling and administrative expenses increased 13.2% (5.8% in constant currency; 5.6% in organic constant currency) during the nine months ended September 30, 2018 compared to 2017. The increases are primarily due to an increase in organic salary-related expenses, as a result of higher headcount, restructuring costs of $5.4 million in first nine months of 2018, non-personnel related costs to support the increase in revenues, and the additional recurring selling and administrative costs incurred as a result of the acquisitions in Spain.

OUP margin in Southern Europe was 5.2% for the third quarter of 2018 compared to 5.1% for 2017. In France, the OUP margin increased to 5.4% for the third quarter of 2018 from 5.2% in 2017, primarily due to the increase of the gross profit margin as a result of the favorable direct costs adjustments in the third quarter of 2018. In Italy, the OUP margin remained flat at 6.3% for both the third quarter of 2018 and 2017, as improved operational leverage was offset by the decline in the gross profit margin. Other Southern Europe’s OUP margin increased to 3.7% for the third quarter of 2018 from 3.6% in 2017, due to improved operational leverage, partially offset by a decrease in the gross profit margin.

OUP margin in Southern Europe was 4.8% for the nine months ended September 30, 2018 compared to 5.0% for 2017. In France, the OUP margin decreased to 4.8% for the nine months ended September 30, 2018 from 5.0% for 2017, primarily due to the decline in the gross profit margin and an increase in expenses as we invest to support higher growth. In Italy, the OUP margin decreased to 6.5% for the nine months ended September 30, 2018 from 6.7% for 2017, due to the decline in the gross profit margin and the restructuring costs incurred in the first nine months of 2018, partially offset by improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses. Other Southern Europe’s OUP margin remained flat at 3.4% for both the nine months ended September 30, 2018 and 2017, as the increase in the gross profit margin was offset by the restructuring costs incurred in the first nine months of 2018.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (representing 31%, 20%, 19%, 14%, and 9%, respectively, of Northern Europe’s revenues), revenues from services decreased 5.9% (-3.9% in constant currency) in the third quarter of 2018 compared to 2017. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 0.5%, 14.4%, 8.8%, 5.1% and 0.2% (-0.1%, -13.7%, -3.1%, -4.2% and increase of 0.8%, respectively, in constant currency). The Northern Europe revenue decrease is due to reduced demand for our Manpower staffing services, primarily because of the decrease in Germany resulting from issues with the implementation of a new front-office system and certain actions taken to optimize our delivery channels that caused some client disruption, as well as softer demand from the manufacturing sector in that market, and a 4.5% (-2.4% in constant currency) decrease in our permanent recruitment business. These decreases were partially offset by the growth in our Proservia business and increased demand for our Experis interim services, primarily within the IT sector in the United Kingdom.

Revenues from services increased 5.4% (-0.3% in constant currency) in the nine months ended September 30, 2018 compared to 2017. We experienced revenue growth in the United Kingdom and Belgium of 6.7% and 9.7% (0.6% and 2.5%, respectively, in constant currency). We also experienced revenue growth in Germany, the Nordics, and the Netherlands of 2.5%, 2.2% and 6.9%, respectively, while revenues decreased 4.7%, 0.3% and 0.6%, respectively, in constant currency. The Northern Europe constant currency revenue decrease is due to decreased demand for our Manpower staffing services, specifically in Germany, partially offset growth in our Proservia business, a 12.4% (6.5% in constant currency) increase in our permanent recruitment business, and increased demand for our Experis interim services, primarily within the IT sector in the United Kingdom.

Gross profit margin decreased in the third quarter of 2018 compared to 2017 primarily due to the decline in our staffing/interim margin, primarily as a result of business mix changes, and a decrease in our permanent recruitment business. This decrease was partially offset by an increase in our higher-margin ManpowerGroup Solutions business.

Gross profit margin decreased in the first nine months of 2018 compared to 2017 due to the decline in our staffing/interim margin, primarily as a result of business mix changes and higher sickness rates in Germany, the Netherlands and Belgium in the first quarter of 2018, partially offset by increases in our permanent recruitment business and our higher-margin ManpowerGroup Solutions business.

Selling and administrative expenses decreased 3.1% (-1.0% in constant currency) in the third quarter of 2018 compared to 2017. The decrease is due primarily to a decrease in salary-related expenses as a result of a reduction of headcount, partially offset by an increase in consulting costs related to certain technology projects, front-office centralization and back-office optimization activities.

Selling and administrative expenses increased 8.2% (1.9% in constant currency) in the first nine months of 2018 compared to 2017. The increase is due primarily to the increase in restructuring costs of $33.3 million in the first nine months of 2018 from $23.8 million in 2017. The 2018 restructuring costs related to delivery model and other front-office centralization activities as well as back-office optimization activities primarily in the United Kingdom, Germany, the Netherlands, Norway and Belgium. Excluding the restructuring costs, selling and administrative expenses increased 6.8% (0.8% in constant currency) in the first nine months of 2018 due to an increase in consulting costs related to certain technology projects, front-office centralization and back-office optimization activities, partially offset by a decrease in salary-related expenses as a result of a reduction of headcount.

OUP margin for Northern Europe for the third quarter of 2018 decreased to 3.1% compared to 3.6% in 2017. OUP margin for the first nine months of 2018 decreased to 2.0% compared to 2.4% in 2017. The decreases in third quarter and first nine months of 2018 are due primarily to the increased costs related to certain technology projects, front-office centralization and back-office optimization activities and decreases in the gross profit margins. The decrease for the first nine months of 2018 is also due to the increase in restructuring costs.

APME

In APME, revenues from services increased 7.2% (10.3% in constant currency and 9.5% in organic constant currency) in the third quarter of 2018 compared to 2017. In Japan (which represents 31% of APME’s revenues), revenues from services increased 2.9% (3.4% in constant currency) due to the increased demand for our Manpower staffing services, a 7.7% increase (8.1% in constant currency) in our permanent recruitment business, and an increase in our ManpowerGroup Solutions business. In Australia (which represents 21% of APME’s revenues), revenues from services increased 0.7% (8.8% in constant currency) due to the increased demand for our Manpower staffing services, partially offset by a 3.9% decrease (increase of 3.6% in constant currency) in our permanent recruitment business. The revenue increase in the remaining markets in APME is due to increased demand for our Manpower staffing services, mostly in India, Greater China, Thailand, and Malaysia and an increase in our permanent recruitment and ManpowerGroup Solutions businesses.

Revenues from services increased 11.2% (9.7% in constant currency and 8.7% in organic constant currency) in the nine months ended September 30, 2018 compared to 2017. In Japan and Australia, revenues from services increased 5.0% and 5.2%, respectively (2.8% and 6.6%, respectively, in constant currency). The increase in Japan is due to the increased demand for our Manpower staffing services and a 20.5% increase (18.2% in constant currency) in our permanent recruitment business. The increase in Australia is due to the increase in our Manpower staffing business and a 6.8% increase (7.8% in constant currency) in our permanent recruitment business. The revenue increase in the remaining markets in APME is due to increased demand for our Manpower staffing services, mostly in India, Greater China, Thailand, Singapore and Malaysia and an increase in our permanent recruitment businesses.

Gross profit margin increased in both the third quarter and first nine months of 2018 compared to 2017 due to the improvements in our staffing/interim margins as a result of favorable direct costs adjustments in the third quarter of 2018 in Japan, and increases in our permanent recruitment business of 3.8% and 13.7% (8.2% and 12.5% in constant currency), respectively. The increase in the first nine months of 2018 is also due to a margin increase in our ManpowerGroup Solutions business.

Selling and administrative expenses increased 4.6% (7.9% in constant currency and 6.5% in organic constant currency) in the third quarter of 2018 compared to 2017. Selling and administrative expenses increased 9.1% (7.6% in constant currency and 6.0% in organic constant currency) in the nine months ended September 30, 2018 compared to 2017. The increases are due to the increases in salary-related costs because of higher headcount to support the increase in revenues and the additional recurring selling and administrative costs incurred as a result of an acquisition.

OUP margin for APME was 4.5% in the third quarter of 2018 compared to 4.1% in 2017. OUP margin was 4.1% in the nine months ended September 30, 2018 compared to 3.6% in 2017. The increases were due to improved operating leverage on increased revenues and the improvement in the gross profit margins.

Right Management

Revenues from services decreased 8.9% (-7.5% in constant currency) in the third quarter of 2018 compared to 2017. The decrease is primarily due to the 10.0% decrease (-8.8% in constant currency) in our outplacement services as we experienced softer demand in our Americas and Asian markets due to the counter-cyclical nature of this business. Our talent management business decreased 6.0% (-3.9% in constant currency) in the third quarter of 2018 compared to 2017 due mostly to softening demand in our Americas and Asian markets.

Revenues from services decreased 9.3% (-11.1% in constant currency) in the nine months ended September 30, 2018 compared to 2017. The decrease is primarily due to the decrease of 11.1% (-13.0% in constant currency) in our outplacement services as we experienced softer demand in most of our markets due to the counter-cyclical nature of this business. Our talent management business decreased 3.2% (-4.9% in constant currency) in the nine months ended September 30, 2018 compared to 2017 due mostly to softening demand in our Americas markets.

Gross profit margin decreased in the third quarter and first nine months of 2018 compared to 2017 due to the decreases in our outplacement business gross profit margin and the change in business mix as the higher-margin outplacement business represented a lower percentage of the revenues mix, partially offset by increases in the talent management business gross profit margins.

Selling and administrative expenses decreased 6.1% (-4.5% in constant currency) in the third quarter of 2018 compared to 2017 and decreased 11.1% (-12.8% in constant currency) in the nine months ended September 30, 2018 compared to 2017. The decreases are primarily due to reduced compensation-related expenses, such as salaries and variable-incentive costs, due to lower headcount. The decrease for the nine months ended September 30, 2018 compared to 2017 was also due to the decrease in restructuring costs incurred in the first nine months of 2018 compared to 2017.

OUP margin for Right Management decreased to 14.0% in the third quarter of 2018 from 15.7% in 2017 due primarily to deleveraging, as we were unable to reduce costs at the same rate as the revenue decline, and the decrease in gross profit margin.

OUP margin increased to 15.7% in the nine months ended September 30, 2018 from 15.4% in 2017 due to improved operational leverage, and the decrease of restructuring costs incurred in the first nine months of 2018 compared to 2017, partially offset by the decline in the gross profit margin.

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

The constant currency and organic constant currency financial measures are used to supplement those measures that are in accordance with GAAP. These Non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies may calculate such financial results differently. These Non-GAAP financial measures are not measurements of financial performance under GAAP, and should not be considered as alternatives to measures presented in accordance with GAAP.

A reconciliation of these Non-GAAP percentage variances to those calculated based on our GAAP financial results is provided below:

	3 Months Ended September 30, 2018 Compared to 2017
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$633.2	(4.0)%	—%	(4.0)%	—%	(4.0)%
Other Americas	406.8	1.3	(10.4)	11.7	2.4	9.3
	1,040.0	(2.0)	(3.9)	1.9	0.9	1.0

Southern Europe:
France	1,460.6	(1.4)	(0.8)	(0.6)	—	(0.6)
Italy	410.2	6.3	(0.9)	7.2	—	7.2
Other Southern Europe	460.8	2.2	(2.1)	4.3	—	4.3
	2,331.6	0.6	(1.1)	1.7	—	1.7

Northern Europe	1,287.1	(5.9)	(2.0)	(3.9)	—	(3.9)
APME	713.0	7.2	(3.1)	10.3	0.8	9.5
Right Management	47.0	(8.9)	(1.4)	(7.5)	—	(7.5)
Consolidated	$5,418.7	(0.8)	(2.1)	1.3	0.3	1.0

Gross Profit	$890.6	(1.1)	(2.1)	1.0	0.4	0.6
Selling and Administrative Expenses	$673.9	0.3	(2.2)	2.5	0.4	2.1
Operating Profit	$216.7	(5.2)	(1.8)	(3.4)	0.6	(4.0)

(a) In millions for the three months ended September 30, 2018.

	9 Months Ended September 30, 2018 Compared to 2017
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,890.0	(5.2)%	—%	(5.2)%	—%	(5.2)%
Other Americas	1,225.1	6.4	(5.4)	11.8	2.4	9.4
	3,115.1	(0.9)	(2.0)	1.1	0.9	0.2

Southern Europe:
France	4,397.1	10.6	7.3	3.3	—	3.3
Italy	1,266.8	21.0	8.1	12.9	—	12.9
Other Southern Europe	1,413.7	14.4	6.0	8.4	1.0	7.4
	7,077.6	13.1	7.2	5.9	0.2	5.7

Northern Europe	4,097.9	5.4	5.7	(0.3)	—	(0.3)
APME	2,158.0	11.2	1.5	9.7	1.0	8.7
Right Management	149.4	(9.3)	1.8	(11.1)	—	(11.1)
Consolidated	$16,598.0	7.8	4.2	3.6	0.3	3.3

Gross Profit	$2,698.7	5.8	3.6	2.2	0.6	1.6
Selling and Administrative Expenses	$2,119.9	6.1	3.7	2.4	0.4	2.0
Operating Profit	$578.8	4.9	3.6	1.3	1.0	0.3

(a)  In millions for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and is also provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2018, we had $223.7 million of cash held by foreign subsidiaries that was not available to fund domestic operations unless repatriated. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations. With the enactment of the Tax Act in December 2017, we are no longer required to provide United States Federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding taxes on unremitted earnings that are not considered permanently invested.

Cash provided by operating activities was $302.0 million during the nine months ended September 30, 2018 compared to $287.5 million during the nine months ended September 30, 2017. Changes in operating assets and liabilities utilized $186.7 million of cash during the nine months ended September 30, 2018 compared to $179.4 million during the nine months ended September 30, 2017. The increase in the operating cash outflow is mainly due to the contingent consideration of $24.1 million paid during the first nine months of 2018 in excess of the contingent consideration liabilities initially recognized on the acquisition date, as well as the timing of collections and payments. The net negative impact of the above items was partially offset by an increase in the net proceeds from the sale of our CICE payroll tax credits to $234.5 million (€190.9 million) in April 2018 from $143.5 million (€133.0 million) in March 2017.

Net accounts receivable decreased to $5,331.3 million as of September 30, 2018 from $5,370.5 million as of December 31, 2017. This decrease is due to changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by approximately 5.0 days from December 31, 2017 due to unfavorable mix changes, with higher growth in countries with a higher average DSO, and partly as a result of delayed payments at quarter end due to the month end being on a weekend.

Capital expenditures were $39.8 million for the nine months ended September 30, 2018 compared to $40.2 million for the nine months ended September 30, 2017. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs.

From time to time, we acquire and invest in companies throughout the world, including franchises. For the nine months ended September 30, 2018, the total cash consideration for acquisitions, net of cash acquired, was $50.9 million, the majority of which took place in the Netherlands. This balance includes initial acquisition payments of $8.2 million and contingent consideration payments of $42.7 million ($18.6 million of which was recognized as a liability at the acquisition date). During the nine months ended September 30, 2017, the total cash consideration for acquisitions, net of cash acquired, was $40.2 million, which includes initial acquisition payments of $27.3 million and contingent consideration related to previous acquisitions of $12.9 million, of which $10.3 million was related to our 2015 acquisition of 7S Group GmbH ("7S") in Germany. During the first nine months of 2018, we classified $24.1 million of payments which were in excess of the contingent consideration liabilities initially recognized on the acquisition date as operating cash flows. The excess cash payments for contingent consideration liabilities made during the first nine months of 2017 were not material.

Cash provided by net debt borrowings was $170.0 million in the nine months ended September 30, 2018 compared to net debt repayments of $2.6 million in the nine months ended September 30, 2017.

On June 22, 2018, we offered and sold €500.0 million aggregate principal amount of the Company’s 1.750% notes due June 22, 2026 (the “€500.0 million notes”). The net proceeds from the €500.0 million notes of €495.7 million were used to repay our €350.0 million notes due June 22, 2018, with the remaining balance used for general corporate purposes, which included share repurchases, and may be used for additional share repurchases and the acquisition of or investment in complementary businesses or other assets. The €500.0 million notes were issued at a price of 99.564% to yield an effective interest rate of 1.809%. Interest on the €500.0 million notes is payable in arrears on June 22 of each year. The €500.0 million notes are unsecured senior obligations and will rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

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

As of September 30, 2018, we had letters of credit totaling $0.5 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.5 million were available to us under the facility as of September 30, 2018.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.86 to 1 and a fixed charge coverage ratio of 5.31 to 1 as of September 30, 2018. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2018, such credit lines totaled $307.5 million and additional borrowings of $265.5 million could have been made under these lines. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

On May 4, 2018 and May 2, 2017, the Board of Directors declared a semi-annual cash dividend of $1.01 and $0.93 per share, respectively. The 2018 dividends were paid on June 15, 2018 to shareholders of record on June 1, 2018. The 2017 dividends were paid on June 15, 2017 to shareholders of record on June 1, 2017.

On November 1, 2017, the Board of Directors declared a semi-annual cash dividend of $0.93 per share that was paid on December 15, 2017 to shareholders of record on December 1, 2017.

In August 2018, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock, with terms consistent with the previous authorization. This authorization is in addition to the July 2016 Board authorization to repurchase 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first nine months of 2018, we repurchased a total of 3.1 million shares comprised of 2.8 million shares under the 2016 authorization and 0.3 million shares under the 2018 authorization, at a total cost of $299.2 million. In the first nine months of 2017, we repurchased 1.7 million shares at a cost of $178.0 million under the 2016 authorization. As of September 30, 2018, there were 5.7 million shares remaining authorized for repurchase under the 2018 authorization and no shares remaining authorized for repurchase under the 2016 authorization.
We had aggregate commitments related to debt repayments, operating leases, severances and office closure costs, and certain other commitments of $2,304.8 million as of September 30, 2018 compared to $2,141.0 million as of December 31, 2017.

We also have entered into guarantee contracts and stand-by letters of credit totaling approximately $192.1 million and $201.9 million as of September 30, 2018 and December 31, 2017, respectively, which consist of $140.8 million and $149.3 million for guarantees, respectively, and $51.3 million and $52.6 million for stand-by letters of credit as of September 30, 2018 and December 31, 2017, respectively. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.4 million and $1.5 million for the nine months ended September 30, 2018 and 2017 respectively.

We recorded net restructuring costs of $39.3 million and $34.5 million during the nine months ended September 30, 2018 and 2017, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the nine months ended September 30, 2018, we made payments of $29.3 million out of our restructuring reserve. We expect a majority of the remaining $23.5 million reserve will be paid by the end of 2018.

Application of Critical Accounting Policies

In accordance with the accounting guidance for goodwill, we perform an annual impairment test of goodwill at our reporting unit level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

We performed our annual impairment test of our goodwill during the third quarter of 2018 and determined that there was no impairment of our goodwill.

Significant assumptions used in our annual goodwill impairment test during the third quarter of 2018 included: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates ranging from 10.6% to 14.2%, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

The table below provides a sample of our reporting units' estimated fair values and carrying values, which were determined as part of our annual goodwill impairment test performed in the third quarter ended September 30, 2018. The reporting units included below represent approximately 77% of our consolidated goodwill balance as of September 30, 2018.

(in millions)	France	United States	United Kingdom	Germany	Right Management	Netherlands
Estimated fair values	$2,513.8	$1,307.2	$446.9	$431.1	$354.7	$227.6
Carrying values	1,186.7	808.1	372.7	363.3	143.5	138.6

Legal Regulations

In September 2018, the French government published their preliminary budget for 2019. The preliminary budget and related materials indicate that the government intends to replace the current CICE program with new subsidies in 2019. Based on the preliminary budget, we estimate that this will result in a reduction of our gross profit margin in France of approximately 50 basis points (-0.50%) in the first three quarters of 2019, and beginning in the fourth quarter after incremental subsidies are scheduled, we estimate the reduction will then represent approximately 15 basis points (-0.15%) going forward. We would seek to offset this net negative impact in 2019 with ongoing initiatives.
Based on our understanding of the anticipated treatment of the transition from the CICE program at the end of 2018 to the new subsidy program in January of 2019, we believe that the CICE benefit for the month of December 2018 will be substantially reduced. As a result, we estimate a negative impact on our gross profit margin for the month of December in France of approximately 120 basis points (-1.20%) for the fourth quarter of 2018 related to the transition. This would represent an estimated 30 basis point (-0.30%) negative impact on our consolidated gross profit margin and operating profit margin.
Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact, including the statements set forth under the heading "Fourth Quarter 2018 Outlook" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2017, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. Other risks and uncertainties include, but are not limited to, the following: changes in tax legislation in places we do business, including the transition from the CICE program to a new subsidy program in France; challenges in growing our business in certain European markets; failure to implement strategic technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In July 2016, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. In August 2018, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. As of September 30, 2018, there were 5.7 million shares remaining authorized for repurchase under the 2018 authorization and no shares remaining authorized for repurchase under the 2016 authorization. The following table shows the total number of shares repurchased during the third quarter of 2018.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 - 31, 2018	382,062	$91.59	382,062	1,377,110
August 1 - 31, 2018	1,464,260	$90.81	1,464,260	5,912,850
September 1 - 30, 2018	197,276	$91.42	197,276	5,715,574
Total	2,043,598	$91.01	2,043,598	5,715,574

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: November 8, 2018

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)