Form 10-K
period 2018-12-31
ManpowerGroup Inc.
filed 2019-02-22
CIK 871763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No    □
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  □    No    ☒
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  □
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No  □
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer □	Non-accelerated filer □
Smaller reporting company □	Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). □
Yes  □    No    ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant was $5,623,583,987 as of June 30, 2018. As of February 20, 2019, there were 60,382,667 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2019.

ManpowerGroup Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2018

PART I

The terms “we,” “our,” “us,” "ManpowerGroup," or “the Company” refer to ManpowerGroup Inc. and its consolidated subsidiaries.

Item 1.       Business

Introduction and History

ManpowerGroup Inc. is a world leader in innovative workforce solutions and services. Through our global network of nearly 2,600 offices in 80 countries and territories, we put millions of people to work each year with our global, multinational and local clients across all major industry segments. Our strong and connected brands provide innovative solutions that drive organizations forward, accelerate individual success and help build more sustainable communities. We power the future of work.

By offering a comprehensive range of workforce solutions and services, we help companies at varying stages in their evolution increase productivity, improve strategy, quality and efficiency, and reduce costs across their workforce to achieve their business goals. ManpowerGroup’s suite of innovative workforce solutions and services includes:

•
Recruitment and Assessment – By leveraging our trusted brands, industry knowledge and expertise, we identify the right talent in the right place to help our clients quickly access the people they need when they need them. Through our industry-leading assessments, we help people and organizations understand their strengths and potential, resulting in better job matches, higher retention and a stronger workforce.

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

•
Experis – We are a global leader in professional resourcing and project-based solutions. With operations in over 50 countries and territories, we delivered 71 million hours of professional talent in 2018 specializing in Information Technology (IT), Engineering, and Finance.

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

Our leadership position enables us to be a pathway to quality employment opportunities for people at all points in their career paths. Whether it is seasoned professionals, skilled laborers, temporary to permanent, parents returning to work, seniors wanting to supplement pensions, previously unemployed or underemployed youth and disabled individuals, ManpowerGroup has been connecting people to meaningful work for 70 years. Similarly, governments in the nations in which we operate look to us to help provide employment opportunities and training to assist the unemployed in gaining the skills they need to enter the workforce. We provide a bridge to experience and employment, and help to build more sustainable communities.

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

Due to our industry’s sensitivity to economic factors, the inherent difficulty in forecasting the direction and strength of the economy and the short-term nature of staffing assignments, it is difficult to forecast future demand for our services with certainty. As a result, we monitor a number of economic indicators, as well as recent business trends, to predict future revenue trends for each of the countries and territories where we operate. Based upon these anticipated trends, we determine what level of personnel and office investments are necessary to take full advantage of growth opportunities.

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

Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative and industrial positions. All of these services are provided under our Manpower and Experis brands. We have provided services under our core Manpower brand for 70 years with a primary focus on the areas of office and industrial services and solutions. We provide services under our Experis brand, particularly in the areas of IT, Engineering, and Finance, that include high-impact solutions, and accelerate organizations’ growth by attracting, assessing and placing specialized expertise to deliver in-demand talent for mission-critical positions. Our experience and expertise allow us to accurately assess candidates’ workplace potential and technical skills to match them to the needs of our clients. We plan to continue to build our brand and attract the talent our clients need as skills shortages arise or continue.

ManpowerGroup Solutions specializes in the delivery of customized workforce strategies and outcome-based solutions. Through our RPO offering, we manage customized, large-scale recruiting and workforce productivity initiatives for clients through exclusive outsourcing contracts. We can manage a single element or all of a client's permanent recruiting and hiring processes, from job profiling to on-boarding, globally or in a single location. MSP services include overall program management, reporting and tracking, supplier selection and management and order distribution. The MSP and RPO offerings both provide specialty expertise in contingent workforce management and broader administrative functions. TBO and Proservia services also include management of financial and administrative processes, including call center and customer service activities.

Our career management services are counter-cyclical to our staffing services, which helps to offset the impact of an economic downturn on our overall financial results.

Americas

We provide services as Manpower, Experis and ManpowerGroup Solutions through both branch and franchise offices. The Americas segment had 573 branch and 182 franchise offices. In the United States, where we realized 61% of the Americas’ revenue, we had 377 branch and 167 franchise offices as of December 31, 2018, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Other Americas, the largest operations of which include Mexico and Argentina, we had 196 branch offices and 15 franchise offices. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise.

Our franchise agreements provide the franchisee with the right to use the Manpower® service mark in a specifically defined exclusive territory. In the United States, franchise fees generally range from 2% to 3% of franchisee sales. Our franchise agreements provide that in the event of a proposed sale of a franchise to a third party, we have the right to acquire the franchise at the same price and on the same terms as proposed by the third party. We have exercised this right in the past and may do so in the future if opportunities arise with appropriate prices and terms.

Our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection, and training. During 2018 in this segment, approximately 38% of temporary and contract recruitment revenues were derived from placing industrial staff, 23% from placing office staff, and 39% from placing professional and technical staff. For our United States operations in 2018, approximately 48% of the temporary and contract recruitment revenues were derived from placing industrial staff, 13% from placing office staff, and 39% from placing professional and technical staff.

Our ManpowerGroup Solutions operations provide a variety of outcome-based solutions including RPO, MSP and TBO. We also conduct business in the Americas under our Right Management brand as discussed below.

Southern Europe

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe. The Southern Europe segment had 1,103 branch offices and 49 franchise offices as of December 31, 2018. Our largest operations in this segment are in France (62% of the segment revenue) and Italy (18% of the segment revenue). The franchise offices are in Switzerland, where we own 49% of the franchise.

During 2018 for our Southern Europe operations, approximately 73% of temporary and contract recruitment revenues were derived from placing industrial staff, 14% from placing office staff, and 13% from placing professional and technical staff.

We conduct our operations in France and the surrounding region as a leading workforce solutions and service provider through 530 branch offices as Manpower, Experis, ManpowerGroup Solutions and Proservia, and 146 branch offices under the name Supplay. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominantly focused on recruitment for industrial positions. In 2018, we derived approximately 83% of our temporary recruitment revenues in France from the supply of industrial and construction workers, 16% from the supply of office staff, and 1% from the supply of professional and technical staff.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2018, ManpowerGroup Italy conducted operations through a network of 229 branch offices. It provides a comprehensive suite of workforce solutions and services offered through Manpower, Experis or ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2018, approximately 69% of our temporary and contract recruitment revenues in Italy were derived from placing industrial staff, 5% from placing office staff, including contact center staff, and 26% from placing professional and technical staff.

We also conduct business in Southern Europe under our Right Management brand as discussed below.

Northern Europe

Our largest operations in Northern Europe are in the United Kingdom, Germany, the Nordics and the Netherlands, providing a comprehensive suite of workforce solutions and services through Manpower, Experis, and ManpowerGroup Solutions. Collectively, we operate through 449 branch offices in this region.

During 2018 for our Northern Europe operations, approximately 41% of temporary and contract recruitment revenues were derived from placing industrial staff, 24% from placing office staff, and 35% from placing professional and technical staff.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2018, we conducted operations in the United Kingdom as Manpower, Experis and ManpowerGroup Solutions through a network of 33 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2018, approximately 23% of our United Kingdom operation’s temporary recruitment revenues were derived from the supply of industrial staff, 25% from the supply of office staff, and 52% from the supply of professional and technical staff. In the United Kingdom, we also conduct operations as Brook Street Bureau PLC, or Brook Street, through a total of 34 branch offices. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

We also conduct business in Northern Europe under our Right Management brand as discussed below.

APME

We operate through 175 branch offices in the Asia Pacific Middle East (APME) region. The largest of these operations are located in Japan, Australia, India, Greater China and Korea, all of which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2018, approximately 12% of our APME temporary and contract recruitment revenues were derived from placing industrial staff, 52% from placing office staff, and 36% from placing professional and technical staff.

We also conduct business in APME under our Right Management brand as discussed below.

Right Management

Right Management is a global expert in talent and career management workforce solutions. We design and deliver solutions to align talent strategy with business strategy. Our expertise spans Talent Assessment, Leader Development, Organizational Effectiveness, Employee Engagement, and Workforce Transition and Outplacement. With 68 offices in 51 countries and territories, we partner with companies of all sizes to help grow and engage their talent, increase productivity and optimize business performance.

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

Our client mix consists of both small- and medium-size businesses, and large national and multinational client relationships, which comprised approximately 58% of our revenues in 2018. Client relationships with small- and medium-size businesses are based on a local or regional relationship, and tend to rely less on longer-term contracts, and the competitors for this business are primarily locally-owned businesses. The large national and multinational clients, on the other hand, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed.

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

In most countries, workforce solutions and services firms are considered the legal employers of temporary and contract workers. Therefore, laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, health and other benefits, anti-discrimination and workers’ compensation, govern the firm.

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

Our outplacement and consulting services generally are not subject to governmental regulation in the markets in which we operate.

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

Our results in France are affected by complementary health insurance costs, the Crédit d’Impôt pour la Compétitivité et l’Emploi ("CICE"), and changes in social charges.

In France, the government passed CICE legislation effective January 1, 2013 to improve the competitiveness and reduce employment costs by offering payroll tax credits to most French and foreign enterprises subject to corporate tax in France. This law provides credits based on a percentage of wages paid to employees receiving less than two-and-a-half times the French minimum wage. The payroll tax credit was equal to 6% in 2018. We have used, and intend to use, the credit to invest in employment opportunities and to improve our competitiveness, as required by the law. The CICE credit is accounted for as a reduction of our cost of services in the period earned, and has had a favorable impact on our consolidated gross profit margin, as well as margins in France and Southern Europe.

In December 2018, the French government published their final budget for 2019, which replaced the CICE program with new subsidies in January 2019. This transition leads to a profit-sharing cost that will reduce the gross profit margin benefit of the subsidies. Based on the final budget, we estimate a reduction of our gross profit margin in France of approximately 50 basis points (-0.50%) in the first three quarters of 2019, and beginning in the fourth quarter after incremental subsidies are scheduled, we estimate the reduction will then represent approximately 15 basis points (-0.15%) going forward. We would seek to offset this net negative impact in 2019 with ongoing initiatives.

In Germany, the Confederation of German Trade Unions (representing eight German trade unions and over six million people) and the Employer’s Association of the Temporary Staffing Industry (representing two major temporary worker employers’ associations) entered into a Collective Labor Agreement (“CLA”), which was implemented in multiple phases between 2014 and 2017. The first phases of the CLA required higher wages to temporary employees and higher cost for vacation, sick pay, and temporary staff time accounts. The following phase went into effect in June 2016 with a 2.3% to 3.6% wage increase. A new CLA in 2017 required three additional wage increases through 2019, with wage increases of 2.5% to 4.8% in 2017, 2018, 2019 and 2020, and that required the wage differences between the East and West be eliminated by 2021.

There is also a mandate that was effective in January 2018 of equal pay for our associates after nine months on assignment. This new regulation generally had an unfavorable impact on our gross profit margin in Germany, as we often cannot pass on the additional costs to the client or, if so, without a mark-up. In October 2018, the 18-month rule took effect, which limited the maximum period of associate assignments to 18 months, after which such associates will be classified as employees for their assignment and allowed clients to in-source our staff. There are initiatives in place to manage any potential impact.

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries and territories. We believe that many of these marks and trade names, including ManpowerGroup®, ManpowerGroup® Solutions, Manpower®, Experis®, Right Management®, Brook Street®, and Proservia® have significant value and are materially important to our business. In addition, we maintain other intangible property rights. The trademarks have been assigned an indefinite life based on our expectation of renewing the trademarks, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future.

Employees

We had approximately 30,000 full-time equivalent employees as of December 31, 2018. In addition, we recruit millions of permanent, temporary and contract workers on a worldwide basis each year on behalf of our clients.

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

•	volatile or uncertain economic conditions;

•	any economic recovery may be short-lived and uneven, and may not result in increased demand for our services;

•	inability to timely respond to the needs of our clients;

•	competition in the worldwide employment services industry limiting our ability to maintain or increase market share or profitability;

•	inability to effectively implement our business strategy or achieve our objectives;

•	cyberattack or improper disclosure or loss of sensitive or confidential company, employee, associate or client data, including personal data;

•	disruption and increased costs from outsourcing various aspects of our business;

•	foreign currency fluctuations;

•	a loss or reduction in revenues from one or more large clients;

•	inability to meet our working capital needs;

•	challenges meeting contractual obligations if we or third parties fail to deliver on performance commitments;

•	failure to keep pace with technological change and marketplace demand in the development and implementation of our services and solutions;

•	failure to implement strategic technology investments;

•	loss of key personnel;

•	competition in labor markets limiting our ability to attract, train and retain the personnel necessary to meet our clients’ staffing needs;

•	political unrest, natural disasters, health crises, infrastructure disruptions, and other risks beyond our control;

•	failure to comply with the legal regulations in places we do business or the regulatory prohibition or restriction of employment services or the imposition of additional licensing or tax requirements;

•	failure to comply with anti-corruption and bribery laws;

•	employment-related legal claims from clients or third parties;

•	liability resulting from competition law;

•	our ability to preserve our reputation in the marketplace;

•	changes in client attitudes toward the use of our services;

•	inability to maintain effective internal controls;

•	costs or disruptions resulting from acquisitions we complete;

•	limited ability to protect our thought leadership and other intellectual property;

•	material adverse effects on our operating flexibility resulting from our debt levels;

•	failure to comply with restrictive covenants under our revolving credit facilities and other debt instruments;

•	inability to obtain credit on terms acceptable to us or at all;

•	the performance of our subsidiaries and their ability to distribute cash to our parent company, ManpowerGroup, may vary;

•	inability to secure guarantees or letters of credit on acceptable terms;

•	changes in tax legislation;

•	fluctuation of our stock price;

•	provisions under Wisconsin law and our articles of incorporation and bylaws could make the takeover of our Company more difficult;

•	the risk factors disclosed below; and

•	other factors that may be disclosed from time to time in our SEC filings or otherwise.

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

Our business is affected by global macroeconomic conditions, which at various times have included considerable uncertainty and volatility. In particular, we have experienced periods during which economic conditions have been unstable and difficult to predict globally, and during which many regions experienced volatile growth patterns or declines. In the latter part of 2018, global economic conditions slowed down, particularly in Europe, and were marked by greater volatility and uncertainty, and in some countries, such as France and Germany, declining business sentiment. This adversely affected client demand for our services and solutions, and resulted in declines or declining growth rates in many of our markets. There is a risk if these trends continue or intensify, this could have a material adverse effect on our business and results of operations.

Our profitability is sensitive to decreases in demand. When demand drops or remains low, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not decline as quickly as revenues. In periods of decline, such as we experienced in some of our markets in the second half of 2018, we may not be able to reduce selling and administrative expenses without negatively impacting the long-term potential of our branch network and brands. Additionally, during periods of decline or uncertainty, companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our clients become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may suffer.

Economic conditions in the countries and territories where we do business may be affected by recent or emerging events, such as the rise of populism, changes in ruling parties or governmental leadership, protectionism or changes in global trade policies, the global refugee crisis, changes in immigration policy, changes in employment policy, rising interest rates, the impact of terrorist activity, or by other political or economic developments. We are particularly susceptible to changes in economic conditions in Europe, which represents two of our operating segments and approximately 67% of our revenue. During 2018, various economies in Europe experienced a slowdown, and there is a risk that some or many of the European economies may be hampered by events which emerged in recent years, including the uncertainty around the terms under which United Kingdom will exit the European Union in March 2019. Any of these events or trends could have a material adverse effect on our business and operating results.

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

There is a risk we may not be able to respond with sufficient speed and agility to the needs of our clients, which may change rapidly as their businesses evolve. The size and breadth of our organization, comprising approximately 30,000 employees based out of nearly 2,600 offices in 80 countries and territories, may make it difficult for us to effectively manage our resources and provide coordinated solutions to our clients who require our services in multiple locations. For example, client demands for uniform service across borders may be difficult to satisfy because of variation in local laws and customs. We see a trend in more multi-country and enterprise-level relationships, and we may have difficulty in profitably managing and delivering projects involving multiple countries. Also, our size and organizational structure may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If we are not effective at meeting the needs of our current and prospective clients, or our competitors are more agile or effective at doing so, our business and financial results could be materially adversely affected.

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

Our success depends on our ability to keep pace with rapid technological changes in the development and implementation of our services and solutions. For example, rapid changes in the use of artificial intelligence and robotics are having a significant impact on some of the industries we serve, and could have significant and unforeseen consequences for the workforce services industry and for our business. There is a risk that these, or other developments, could result in significant disruption to our business model, and that we will be unprepared to compete effectively.

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

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment information, about our employees, clients, associates and candidates, a portion of which is confidential and/or personally identifiable and sensitive. We expect our use of data to increase, including through the use of analytics. In engaging in these data-related activities, we rely on our own technology and systems, and those of third party vendors we use for a variety of processes, including cloud-based technology and systems, mobile technologies and social media. Unauthorized disclosure, modification or loss of confidential, personally identifiable, or sensitive data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees, vendors or third parties, including a cyberattack by hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy social engineering attacks, viruses, ransomware, worms or other malicious software programs, or obtain credentials to our systems through other unrelated cyberattacks.

An incident involving disclosure, system failure, data modification, loss or security breach could harm our reputation and subject us to significant monetary damages or losses, litigation, negative publicity, regulatory enforcement actions, fines, criminal prosecution, as well as liability under our contracts and laws that protect personally identifiable and confidential data, resulting in increased costs or loss of revenues. Cybersecurity threats continue to increase in frequency and sophistication, thereby increasing the difficulty of detecting and defending against them. In the past, we have experienced data security breaches resulting from unauthorized access to our systems and other fraudulent activities, such as social engineering, which to date have not had a material impact on our operations or financial results; however, there is no assurance that such impacts will not be material in the future.

It is possible that our and our third party vendors’ preventative security controls and practices may not thwart unauthorized access to, disclosure of, or loss of personally identifiable and confidential data, or fraudulent activity.

The potential risk of security breaches, fraud and cyberattacks may increase as we continue to introduce services and offerings, whether mobile, cloud, or otherwise. Any additional services and offerings inevitably increase the opportunity for a cyberattack against us. Further, data privacy and security is subject to frequently changing laws and regulations, such as the European Union General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act. These laws and regulations are increasing in number, complexity, burden and potential financial penalties, and are often inconsistent among the various jurisdictions and countries in which we provide services. For example, in 2018, European regulators began conducting audits and investigations and imposing fines on entities subject to the GDPR, which carries a potential maximum fine of up to 4% of a company’s global revenues.

Any failure or perceived failure to successfully manage the collection, use, storage, processing, disclosure, transfer, destruction or security of personally identifiable data or other privacy and security related matters, or any failure to comply with changing regulatory requirements in this area, or any failure to mitigate other cyberattacks or material vulnerabilities, could result in legal liability or impairment to our reputation in the marketplace. The increasing discovery and/or disclosure of material vulnerabilities in various systems and components, along with the uncertainty concerning patches to those material vulnerabilities and the emergence of malware and tools to exploit those material vulnerabilities, may also have a detrimental effect on our cybersecurity posture and the ability to thwart a cyberattack. In addition, our liability insurance might not be sufficient in scope or amount to cover us against claims related to security breaches, social engineering, cyberattacks and other related data disclosure, loss or breach.

We have outsourced aspects of our business, which could result in disruption and increased costs.

We have outsourced important aspects of our business to third party vendors, which exposes us to other risks, including increased costs and potential disruptions to our business operations. For example, we rely on third parties to host, manage and secure certain aspects of our data center information and technology infrastructure, to develop and maintain new technology for attracting, onboarding, managing, and analyzing our workforce, and to provide certain back office support. Accordingly, we are subject to the risk that our vendors will be unable to provide these services consistent with our needs. Additionally, we replace these vendors from time to time, and there is a risk that we might suffer interruptions in service or data loss as we transition from one vendor to another. Our operations depend significantly upon these vendors’ and our ability to protect our data and to ensure the availability of our servers, software applications and websites. Despite our and our third party vendors’ implementation of security measures, our systems remain susceptible to system failures, computer viruses, natural disasters, unauthorized access, cyberattacks and other similar incidents, any of which could result in disruptions to our operations. A successful breach of the security of our technology systems could result in the theft of confidential, personally identifiable, or other sensitive data, including data about our employees and/or associates, or our human resources operations. If the cost of our outsourced services is more than expected, if we are not able to realize the savings associated with outsourcing services or if there is a disruption or security breach of our outsourced services that results in a loss or damage to our data, in a deficiency of our internal operations or controls, or in an inappropriate disclosure of confidential, personally identifiable, or sensitive data, or if our ability to deliver our services is interrupted, then our business and financial results could be materially adversely affected.

Foreign currency fluctuations may have a material adverse effect on our operating results.

Although we report our results of operations in United States dollars, the majority of our revenues and expenses are denominated in currencies other than the United States dollar, and unfavorable fluctuations in foreign currency exchange rates could have a material adverse effect on our reported financial results. Highly inflationary economies of certain foreign countries, such as Argentina in 2018, can result in foreign currency devaluation, which may also negatively impact our reported financial results.

During 2018, approximately 88% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, $1,075.4 million of our outstanding indebtedness as of December 31, 2018 was denominated in foreign currencies, including $1,024.6 million related to our Euro-denominated notes (€900.0 million). Increases or decreases in the value of the United States dollar against other major currencies, or the imposition of limitations on conversion of foreign currencies into United States dollars, could affect our revenues, operating profit and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Euro, could have a material adverse effect on our reported results and shareholders’ equity, however, such fluctuations generally do not affect our cash flow or result in actual economic gains or losses. Furthermore, the volatility of currencies may make year-over-year comparability of our financial results difficult.

We seek to mitigate our exposure to foreign currency fluctuations by utilizing net investment hedges and, from time to time, foreign currency forward exchange contracts. A portion of our Euro-denominated notes has been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2018, to mitigate our Euro currency translation exposure. The effectiveness of this hedge in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain or uneven demand for our services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none at all, of the material adverse financial effects of unfavorable fluctuations in foreign exchange rates over the time the hedge is in place or effective.
A loss or reduction in revenues from large client accounts could have a material adverse effect on our business.
Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our presence in each market, and large national and multinational client relationships. These large national and multinational clients, which comprised approximately 58% of our revenues in 2018, will frequently enter into non-exclusive arrangements with several firms, and the client is generally able to terminate their contract with us on short notice without penalty. The deterioration of the financial condition or business prospects of one or more large national and/or multinational clients, or a change in their strategy around the use of our services, could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from them. A loss or reduction in revenues from our large national and multinational clients could have a material adverse effect on our business.

Uncertain economic conditions may adversely impact our liquidity

Our working capital is primarily in the form of trade receivables which generally increase as sales increase. One of the ways in which we measure our working capital is in terms of working capital as a percent of revenue with a focus on Days Sales Outstanding (“DSO”). During periods of decline or uncertainty, our clients may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. In addition, some clients have begun to impose more challenging billing terms, which increases the length of time before we receive payment for services. If our clients become unable to pay amounts owed to us, or pay us more slowly, then our DSO will increase and our cash flow, liquidity, and profitability may suffer.

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

Our operations are dependent on the continued efforts of our officers and executive management and the performance and productivity of headquarters management and staff, our local managers and field personnel. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. If we were to lose key personnel who have acquired significant experience in managing our business or managing companies on a global basis or in key markets, it could have a significant impact on our operations.

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

In many jurisdictions in which we operate, such as France, Italy and Germany, the employment services industry is heavily regulated. For example, governmental regulations in Germany restrict the length of contracts and the industries in which our associates may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of our associates. Additionally, in some countries, trade unions have used the political process to target our industry in an effort to increase the regulatory burden and expense associated with offering or utilizing contingent workforce solutions. Furthermore, many countries are also expanding enforcement of immigration laws, and there is a risk that we will incur greater expense in connection with immigration law compliance.

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

We are additionally subject to numerous legal and regulatory requirements that prohibit bribery and corrupt acts. These include the Foreign Corrupt Practices Act and the UK Bribery Act 2010, as well as similar legislation in many of the countries and territories in which we operate. Our employees (but not our associates) are required to participate in a global anticorruption compliance training program designed to ensure compliance with these laws and regulations. However, there are no assurances this program will be effective. In many countries where we operate, practices in the local business community may not conform to international business standards and could violate anticorruption law or regulations. Furthermore, we remain subject to the risk that one of our employees (or one of our associates on a temporary or contract-based assignment) could engage in business practices that are prohibited by our policies and these laws and regulations. Any such violations could materially adversely affect our business.

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

We are subject to antitrust and competition law in the United States, the European Union, and many other regions in which we operate. Some of our business models may carry a heightened risk of regulatory inquiry under relevant competition laws. Although we have put in place safeguards designed to maintain compliance with applicable competition laws, there can be no assurance these protections will be adequate, and there is a risk that we will be subject to regulatory investigation by relevant authorities. For example, in 2009, we were fined by the French Competition Council following a 2004 investigation. As previously reported, in 2013, the French Competition Authority commenced another investigation covering ManpowerGroup and a number of our competitors in France. In February 2019, the French Competition Authority announced that they have closed the investigation.

There continues to be a risk, in France and in the other countries where we operate, of inquiries by competition law regulators into how we operate our business. There is no assurance we will successfully defend against such regulatory inquiries, and they may consume substantial amounts of our financial and managerial resources, remain outstanding for a significant duration, and result in adverse publicity, even if successfully resolved. An unfavorable outcome with respect to these matters and any future matters could, individually or in the aggregate, result in substantial liabilities that have a material adverse effect upon our business, financial condition or results of operations.

Our ability to attract and retain business and employees may depend on our reputation in the marketplace.

We believe our reputation, along with our brand equity in the ManpowerGroup name and our various other brands, are important corporate resources that help distinguish our services from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches, internal control deficiencies, delivery failures or compliance violations. Similarly, our reputation could be damaged by actions or statements of current or former clients, employees, competitors, vendors, franchisees and other third-party brand licensees, adversaries in legal proceedings, government regulators, as well as members of the investment community or the media. There is a risk that negative information about ManpowerGroup, even if based on rumor or misunderstanding, could materially adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could materially adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the ManpowerGroup name and our other brand names, and could reduce investor confidence in us, materially adversely affecting our share price.

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

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property including the value of our brands. Existing laws of the various countries in which we provide services or solutions may offer only limited protection. We rely upon a combination of trade secrets, confidentiality, license and other contractual agreements, and patent, copyright, and trademark laws to protect our intellectual property rights. Our intellectual property rights may not prevent competitors from independently developing products, services and solutions similar to ours. Further, the steps we take might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, which could materially adversely affect our business and financial results.

In addition, we cannot be sure that our services and solutions do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future.

Our debt levels could materially adversely affect our operating flexibility and put us at a competitive disadvantage.

As of December 31, 2018, we had $1,075.4 million of total debt. Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

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

In a number of countries and territories in which we conduct business we are obligated to provide guarantees or letters of credit to secure licenses, lease space or for insurance coverage. We typically receive these guarantees and letters of credit from a number of financial institutions around the world. In the event that we are unable to secure these arrangements from a bank, lender or other third party on acceptable terms, our liquidity may be materially adversely affected, there could be a disruption to our business or there could be a substantial increase in cost for our business.

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

The market price for our common stock may be subject to significant volatility. For example, during 2018, the price of our common stock as reported on the New York Stock Exchange ranged from a high of $136.02 to a low of $62.59. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

•	changes in general economic conditions; and

•	actual or anticipated variations in our quarterly operating results;

•	announcement of new services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	changes in financial estimates or other statements by securities analysts; and

•	changes in investor sentiment regarding the company arising from these or other events, or the economy in general.

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

Item 4.               Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF MANPOWERGROUP
(as of February 20, 2019)

Name of Officer	Office

Jonas Prising Age 54
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

John T. McGinnis Age 52
Executive Vice President, Chief Financial Officer of ManpowerGroup since February 2016. Global Controller of Morgan Stanley from January 2014 to February 2016. Chief Financial Officer, HSBC North America from July 2012 to January 2014. Chief Financial Officer, HSBC Bank USA from July 2010 to January 2014. An employee of ManpowerGroup since February 2016.

Mara E. Swan Age 59
Executive Vice President - Global Strategy and Talent since January 2009. Senior Vice President of Global Human Resources from August 2005 to December 2008. An employee of ManpowerGroup since August 2005. A director of GOJO Industries since November 2012.

Sriram “Ram” Chandrashekar Age 52
Executive Vice President, Operational Excellence, Technology and Transformation since December 2018. Executive Vice President, Operational Excellence & IT, and President of Asia Pacific Middle East Region from February 2014 to December 2018. Senior Vice President of Operational Excellence and IT from October 2012 to February 2014. Chief Operating Officer of Asia Pacific Middle East Region from April 2008 to October 2012. An employee of ManpowerGroup since April 2008.

Richard D. Buchband Age 55
Senior Vice President, General Counsel and Secretary of ManpowerGroup since January 2013. Prior to joining ManpowerGroup, a partner and Associate General Counsel for Accenture plc from 2006 to 2011. An employee of ManpowerGroup since January 2013.

 OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and Affiliates, in 2018:

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

Shareholders of Record

As of February 20, 2019, the Company's common stock was held by approximately 2,900 record holders.

Dividend Policy

While we currently expect that future semi-annual dividends will continue to be paid, our dividend policy is subject to review and change at the discretion of our Board of Directors and may depend upon, among other factors, earnings, financial condition, and other requirements.

Issuer Purchases of Equity Securities

In August 2018, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. As of December 31, 2018, there were 3.1 million shares remaining authorized for repurchase under this authorization. The following table shows the total amount of shares repurchased during the fourth quarter of 2018.

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs
October 1 - 31, 2018	946,376		$77.56	946,376	4,769,198
November 1 - 30, 2018	1,621,209	(1)	78.99	1,620,405	3,148,793
December 1 - 31, 2018	—		—	—	3,148,793
Total	2,567,585		$78.47	2,566,781	3,148,793
 (1) Includes 804 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

Performance Graph

Set forth below is a graph for the periods ending December 31, 2013-2018 comparing the cumulative total shareholder return on our common stock with the cumulative total return of companies in the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s Supercomposite Human Resources and Employment Services Index. We are included in the Standard & Poor’s Supercomposite Human Resources and Employment Services Index and we estimate that we constituted approximately 17% of the total market capitalization of the companies included in the index. The graph assumes a $100 investment on December 31, 2013 in our common stock, the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s Supercomposite Human Resources and Employment Services Index and assumes the reinvestment of all dividends.

December 31	2013	2014	2015	2016	2017	2018
ManpowerGroup	$100	$79	$98	$104	$147	$75
S&P 400 Midcap Stock Index	100	108	104	124	142	124
S&P Supercomposite Human Resources and Employment Services Index	100	99	106	115	144	119

Item 6.       Selected Financial Data

The selected five-year financial data presented below should be read in conjunction with the information contained in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the Company’s Consolidated Financial Statements and the Notes thereto contained in Item 8. "Financial Statements and Supplementary Data."

	As of and for the Year Ended December 31
(in millions, except per share data)	2018	2017	2016	2015	2014
Operations Data
Revenues from services	$21,991.2	$21,034.3	$19,654.1	$19,329.9	$20,762.8
Gross profit	3,579.0	3,484.6	3,333.8	3,295.8	3,488.2
Operating profit(1)	796.7	789.2	745.5	693.1	724.3
Net earnings	556.7	545.4	443.7	419.2	427.6
Per Share Data
Net earnings — basic	$8.62	$8.13	$6.33	$5.46	$5.38
Net earnings — diluted	8.56	8.04	6.27	5.40	5.30
Dividends	2.02	1.86	1.72	1.60	0.98
Balance Sheet Data
Total assets	$8,519.8	$8,883.6	$7,574.2	$7,517.5	$7,181.2
Long-term debt	1,075.4	478.1	785.6	810.9	422.6

(1) As of January 1, 2018, we adopted new accounting guidance on presentation of net periodic pension and postretirement benefit cost ("net benefit cost"). Under the new guidance, we are required to present non-service cost components of net benefit cost in interest and other expenses, as opposed to selling and administrative expenses. All previously reported results have been restated to conform to the current year presentation. (See Note 9 to the Consolidated Financial Statements found in Item 8.
"Financial Statements and Supplementary Data" for further information.)

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Measures — Constant Currency And Organic Constant Currency

Changes in our financial results include the impact of changes in foreign currency exchange rates, acquisitions and dispositions. We provide “constant currency” and “organic constant currency” calculations in this report to remove the impact of these items. We express year-over-year variances that are calculated in constant currency and organic constant currency as a percentage.

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

When we use the term “organic constant currency,” it means that we have further removed the impact of acquisitions in the current period and dispositions from the prior period from our constant currency calculation. We believe that this calculation is useful because it allows us to show the actual growth of our ongoing business.

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

Results of Operations - For Years of Operation Ending December 31, 2018 and 2017

During 2018, the United States dollar was weaker, on average, relative to the currencies in Europe, having a favorable impact on our reported results. While our reported revenues from services increased 4.5% from 2017, our reported operating profit increased 0.9%, and our net earnings per share – diluted increased 6.5%, these results were impacted by the relative strength of other currencies against the United States dollar compared to 2017, and generally may overstate the performance of our underlying business. The changes in the foreign currency exchange rates had a 2.0% favorable impact on revenues from services, a 1.3% favorable impact on operating profit, and an approximately $0.08 per share favorable impact on net earnings per share – diluted. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In 2018, we experienced uneven results as we saw constant currency revenue declines in the United States, Northern Europe, and Right Management, while we saw constant-currency revenue growth in Other Americas, France, Italy, Other Southern Europe and APME. Our consolidated revenues were up 2.5% in constant currency in 2018 compared to 2017.

We experienced increasing demand in the first half of the year while demand softened to a nearly flat consolidated growth rate in the second half of the year, primarily driven by lower growth rates or declines in constant currency in most of our European markets, most notably France, Italy and Germany. Our 2018 results reflect a slower growth environment during the second half of the year in certain markets within Southern and Northern Europe, which when combined represented approximately 67% of our total consolidated revenues. We expect the European economic slowdown experienced in the second half of 2018 to continue into at least the first quarter of 2019. Beyond that, we cannot predict if the trend will continue, reverse or intensify. The constant currency revenue decrease in Northern Europe was primarily due to a decrease in Germany resulting from challenges with the implementation of new systems and actions taken to optimize our delivery channels that caused some client disruption, as well as softer demand from the manufacturing sector in that market. We experienced better performance from our Southern Europe segment than from our Northern Europe segment, as discussed below under "Segment Results" due to the revenue increases in Italy, France, and certain other markets within Southern Europe. France experienced uneven but declining economic conditions with certain economic indicators and business confidence measures reaching their lowest point during the second half of 2018.

Our ManpowerGroup Solutions business had strong growth in 2018 in addition to a 6.9% constant currency increase (8.4% as reported) in our permanent recruitment business. At Right Management, we experienced a constant currency revenue decline for both our outplacement services, due to the counter-cyclical nature of this business, and our talent management services.

Our gross profit margin in 2018 decreased compared to 2017 primarily due to the decline in our staffing/interim gross profit margin. The staffing/interim gross profit margin decline is due to the decrease in the CICE payroll tax credit rate in France and the loss of the December 2018 CICE subsidy as a result of the transition from the CICE program to a new subsidy program in January 2019, and business mix changes in various countries. These unfavorable impacts were partially offset by favorable direct costs adjustments in 2018, primarily in France and Japan. The margin also declined due to the decreased demand in our outplacement business at Right Management. These declines were partially offset by the increase in our permanent recruitment business. The CICE payroll tax credit is accounted for as a reduction of our cost of services in the period, and has had a favorable impact on our consolidated gross margin, as well as margins in France and Southern Europe since 2013. The CICE program was replaced with new subsidies starting in January 2019 and we expect this replacement to have a negative impact on our gross profit margin. The new subsidies and their anticipated impact is discussed in the section, "Legal Regulations," found in Item 1. "Business."

Our operating profit decreased in 2018, down 0.4% in constant currency (0.9% increase as reported) with operating profit margin down 20 basis points compared to 2017. Included in 2018 and 2017 were $39.3 million and $34.5 million, respectively, of restructuring costs primarily related to the integration of certain acquisitions and front-office, back-office and delivery-model optimization. Excluding the restructuring costs in both 2018 and 2017, our operating profit was down 0.2% in constant currency with operating profit margin down 10 basis points compared to 2017. We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational and cost structures, while investing appropriately to support the growth in the business and enhance our productivity and technology and digital capabilities.

Consolidated Results - 2018 compared to 2017

The following table presents selected consolidated financial data for 2018 as compared to 2017.

(in millions, except per share data)	2018	2017	Reported Variance	Variance in Constant Currency	Variance in Organic Constant Currency
Revenues from services	$21,991.2	$21,034.3	4.5%	2.5%	2.2%
Cost of services	18,412.2	17,549.7	4.9	2.8
Gross profit	3,579.0	3,484.6	2.7	0.9	0.5
Gross profit margin	16.3%	16.6%
Selling and administrative expenses	2,782.3	2,695.4	3.2	1.3	1.0
Selling and administrative expenses as a % of revenues	12.7%	12.8%
Operating profit	796.7	789.2	0.9	(0.4)	(1.2)
Operating profit margin	3.6%	3.8%
Net interest expense	41.0	44.6
Other expenses	1.0	7.3
Earnings before income taxes	754.7	737.3	2.4	1.1
Provision for income taxes	198.0	191.9	3.2
Effective income tax rate	26.2%	26.0%
Net earnings	$556.7	$545.4	2.1	1.1
Net earnings per share — diluted	$8.56	$8.04	6.5	5.5
Weighted average shares — diluted	65.1	67.9	(4.1)%

The year-over-year increase in revenues from services of 4.5% (2.5% in constant currency and 2.2% in organic constant currency) was attributed to:

•
increased demand for services in several of our markets within Southern Europe and Northern Europe, where revenues increased 8.3% (4.0% in constant currency) and 1.2% (-2.0% in constant currency), respectively. This included a revenue increase in France of 6.4% (1.9% in constant currency), primarily due to strong growth in our large client accounts within the staffing market and a 14.5% increase (9.1% in constant currency) in the permanent recruitment business. The Southern Europe increase also included an increase in Italy of 13.2% (8.3% in constant currency) due to increased demand for our Manpower staffing services and a 15.9% increase (10.6% in constant currency) in the permanent recruitment business. We also experienced revenue growth in the Nordics, Spain and Belgium of 0.3%, 9.0% and 6.5%, respectively (0.1%, 4.4%, and 2.0%, respectively, in constant currency; 2.5%, in organic constant currency in Spain). Lastly, we experienced revenue growth in the United Kingdom and the Netherlands of 3.2% and 0.4%, respectively, while revenues decreased 0.4% and 4.2%, respectively, in constant currency;

•
a revenue increase in APME of 9.6% (9.4% in constant currency and 8.7% in organic constant currency) primarily due to an increase in our staffing/interim revenues and a 9.9% increase (10.2% in constant currency) in our permanent recruitment business;

•	our acquisitions in the Americas, Southern Europe, and APME, which added approximately 0.3% revenue growth to our consolidated results;

•	a 2.0% increase due to the impact of changes in currency exchange rates; and

•	the favorable impact of approximately 0.4% as reported and in constant currency due to one additional billing day in the year; partially offset by

•
a revenue decrease in the United States of 5.1% primarily driven by a decline in our Experis interim services, specifically within the IT sector because of decreased demand from larger clients, a decline in our Manpower staffing services due to reduced demand from certain clients, and a 3.2% decrease in the permanent recruitment business; and

•
decreased demand for services at Right Management, where revenues decreased 8.5% (-9.4% in constant currency), including a 10.3% decrease (-11.3% in constant currency) in our outplacement services as well as a 2.9% decrease (-3.3% in constant currency) in our talent management business.

The year-over-year 30 basis point (-0.30%) decrease in gross profit margin was primarily attributed to:

•
a 30 basis point (-0.30%) unfavorable impact from the decline in our staffing/interim margin due to the decrease in the CICE payroll tax credit rate in France and the loss of the December 2018 CICE subsidy as a result of the transition from the CICE program to a new subsidy program in January 2019 and business mix changes in various countries, partially offset by favorable direct costs adjustments in 2018, primarily in France and Japan.; and

•	a 10 basis point (-0.10%) unfavorable impact from decreased demand in our outplacement business at Right Management; partially offset by

•	a 10 basis point (0.10%) favorable impact from the 8.4% (6.9% in constant currency) increase in our permanent recruitment business.

The 3.2% increase in selling and administrative expenses in 2018 (1.3% in constant currency; 1.0% in organic constant currency) was primarily attributed to:

•
a 15.5% increase (13.3% in constant currency and 13.1% in organic constant currency) in consulting costs primarily related to certain technology projects, delivery model and other front-office centralization and back-office optimization activities;

•
restructuring costs of $39.3 million incurred in 2018, comprised of $0.3 million in the Americas, $5.4 million in Southern Europe, $33.3 million in Northern Europe and $0.3 million in Right Management, compared to $34.5 million incurred in 2017, comprised of $6.3 million the Americas, $23.8 million Northern Europe, $1.4 million in APME, $2.0 million in Right Management and $1.0 million in corporate expenses;

•	a 1.9% increase due to the impact of changes in the currency exchange rates; and

•	the additional recurring selling and administrative costs of $10.0 million incurred as a result of acquisitions in the Americas, Southern Europe and APME; partially offset by

•	an $8.4 million decrease related to a gain from the sale of a non-core language translation business in the Netherlands; and

•	a 3.1% decrease (-4.9% in constant currency and -5.2% in organic constant currency) in variable incentive costs due to a decline in profitability in certain markets.

Selling and administrative expenses as a percent of revenues decreased 10 basis points (-0.10%) in 2018 compared to 2017. The change in selling and administrative expenses as a percent of revenues consisted of:

•	a 10 basis point (-0.10%) favorable impact from better expense leverage as a result of our strong focus on productivity and efficiency; and

•	a 10 basis point (-0.10%) favorable impact due to the decrease in variable incentive costs; partially offset by

•	a 10 basis point (0.10%) unfavorable impact due to the consulting costs incurred in 2018.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $42.0 million in 2018 compared to $51.9 million in 2017. Net interest expense decreased $3.6 million in 2018 to $41.0 million from $44.6 million in 2017 due to the lower interest rate on our €500.0 million notes offered and sold in June 2018 compared to the interest rate on the €350.0 million notes due June 22, 2018 that were repaid in June 2018. Foreign exchange losses in 2018 were $1.4 million compared to $0.8 million in 2017. The increase in foreign exchange losses in 2018 compared to 2017 was primarily due to the $2.5 million translation loss in Argentina as a result of the highly-inflationary designation of its economy as of July 1, 2018, partially offset by favorable foreign currency impacts from translation of amounts denominated in currencies other than functional currencies in a few of our reporting units and translation gains resulting from intercompany transactions between our foreign subsidiaries and the United States in 2018. Miscellaneous income was $0.4 million in 2018 compared to miscellaneous expense of $6.5 million in 2017. The variance is primarily due to a decrease in expenses related to net earnings attributable to noncontrolling interests, partially offset by a decrease in gains on the sale of investments by our minority-owned Swiss Franchise.

We recorded income tax expense at an effective rate of 26.2% in 2018, as compared to an effective rate of 26.0% in 2017. The 26.2% effective tax rate for 2018 was higher than the United States federal statutory rate of 21% due primarily to the French business tax. In 2019, we expect our effective tax rate to increase to approximately 34% due primarily to the transition of the French CICE subsidy, which was non-taxable, to new subsidies in January 2019 that are taxable.

Net earnings per share - diluted was $8.56 in 2018 compared to $8.04 in 2017. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.08 in 2018. Restructuring costs recorded in 2018 and 2017 negatively impacted net earnings per share - diluted by approximately $0.46 and $0.41 per share, net of tax, for 2018 and 2017, respectively. The gain from the sale of the Netherlands' language translation business favorably impacted net earnings per share - diluted by approximately $0.06 per share, net of tax, for 2018. The translation loss from the Argentina highly-inflationary designation recorded in 2018 negatively impacted net earnings per share- diluted by approximately $0.04 per share, net of tax, for 2018. The net tax benefits related to the United States Tax Cuts and Jobs Act of 2017 (the "Tax Act") and the French tax reform positively impacted net earnings per share - diluted by approximately $1.09 per share in 2017.

Weighted average shares - diluted decreased 4.1% to 65.1 million in 2018 from 67.9 million in 2017. This decrease was due to the impact of share repurchases completed in 2018 and the full weighting of the repurchases completed in 2017, partially offset by shares issued as a result of exercises and vesting of share-based awards in 2018.

Consolidated Results - 2017 compared to 2016

The following table presents selected consolidated financial data for 2017 as compared to 2016.

(in millions, except per share data)	2017	2016	Reported Variance	Variance in Constant Currency	Variance in Organic Constant Currency
Revenues from services	$21,034.3	$19,654.1	7.0%	6.0%	5.5%
Cost of services	17,549.7	16,320.3	7.5	6.4
Gross profit	3,484.6	3,333.8	4.5	3.6	3.1
Gross profit margin	16.6%	17.0%
Selling and administrative expenses	2,695.4	2,588.3	4.1	3.5	2.9
Selling and administrative expenses as a % of revenues	12.8%	13.2%
Operating profit	789.2	745.5	5.9	4.0	4.2
Operating profit margin	3.8%	3.8%
Net interest expense	44.6	45.9
Other expense (income)	7.3	(1.7)
Earnings before income taxes	737.3	701.3	5.1	3.5
Provision for income taxes	191.9	257.6	(25.5)
Effective income tax rate	26.0%	36.7%
Net earnings	$545.4	$443.7	22.9	21.3
Net earnings per share — diluted	$8.04	$6.27	28.2	26.6
Weighted average shares — diluted	67.9	70.8	(4.2)%

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

The 4.1% increase in selling and administrative expenses in 2017 (3.5% in constant currency; 2.9% in organic constant currency) was primarily attributed to:

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

•
a 0.8% increase in constant currency (1.5% as reported) in organic salary-related costs, primarily because of additional headcount to support the increased demand for our services specifically in Southern Europe, Northern Europe and APME;

•	the additional recurring selling and administrative costs of $16.6 million incurred as a result of acquisitions in Southern Europe, Northern Europe and APME; and

•	a 0.6% increase due to the impact of changes in the currency exchange rates; partially offset by

•	a 1.1% constant currency decrease (-0.4% as reported) in other organic non-personnel related costs as a result of our strong focus on productivity and efficiency.

Selling and administrative expenses as a percent of revenues decreased 40 basis points (-0.40%) in 2017 compared to 2016. The change in selling and administrative expenses as a percent of revenues consisted of:

•	a 50 basis point (-0.50%) favorable impact from better expense leverage as a result of our strong focus on productivity and efficiency; and

•	a 10 basis point (-0.10%) decrease due to the impact on business mix of changes in currency exchange rates; partially offset by

•	a 20 basis point (0.20%) unfavorable impact due to the restructuring costs noted above.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses. Interest and other expenses were $51.9 million in 2017 compared to $44.2 million in 2016. Net interest expense decreased $1.3 million in 2017 to $44.6 million from $45.9 million in 2016 due to an increase in interest income as a result of higher interest rates on investments. Foreign exchange losses in 2017 were $0.8 million compared to $2.8 million in 2016. The foreign exchange losses in 2017 were primarily due to unfavorable foreign currency impacts from translation of amounts denominated in currencies other than functional currencies in a few of our reporting units, partially offset by translation gains resulting from intercompany transactions between our foreign subsidiaries and the United States. The foreign exchange losses in 2016 were primarily due to unfavorable foreign currency impacts from translation of amounts denominated in currencies other than functional currencies in a few of our reporting units, translation losses resulting from intercompany transactions between our foreign subsidiaries and the United States, and a foreign currency loss as a result of the change in the exchange rate in our Venezuela reporting unit. Miscellaneous expense was $6.5 million in 2017 compared to miscellaneous income of $4.5 million in 2016. The variance between 2017 and 2016 was primarily due to a $6.9 million pension curtailment gain in 2016 and an increase in expenses related to net earnings attributable to noncontrolling interests in 2017 compared to 2016, partially offset by a gain on the sale of investments by our minority-owned Swiss Franchise recorded in 2017.

We recorded income tax expense at an effective rate of 26.0% in 2017, as compared to an effective rate of 36.7% in 2016. This decrease was primarily due to the $73.7 million net discrete tax benefit recorded in 2017 as a result of the tax benefit from the enactment of the Tax Act, offset by the tax expense from French tax reform. These enactments resulted in the net reduction of United States tax liabilities of $247.4 million offset by the United States transition tax expense of $170.2 million and a decrease in the French deferred tax assets of $3.5 million. Excluding the impact of these enactments, our rate would have been 36.0%. This is higher than the United States federal statutory rate of 35%, the rate in effect prior to the Tax Act, due primarily to the French business tax and other permanent items, offset by the favorable impact from the adoption of the new accounting guidance for share-based payments effective January 1, 2017, the favorable settlement of an audit and the net release of valuation allowances.

Net earnings per share - diluted was $8.04 in 2017 compared to $6.27 in 2016. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.10 in 2017. The net tax benefits related to the Tax Act and the French tax reform positively impacted net earnings per share - diluted by approximately $1.09 per share in 2017. Restructuring costs recorded in 2017 negatively impacted net earnings per share - diluted by approximately $0.41 per share, net of tax. The tax benefit related to the favorable settlement of an audit and the adoption of new accounting guidance for share-based payments positively impacted net earnings per share - diluted by approximately $0.13 and $0.09, respectively, in 2017. We adopted the new accounting guidance for share-based payments in January 2017 and it required all excess tax benefits and tax deficiencies from share-based compensation to be recognized as income tax expense or benefit in the income statement rather than capital in excess of par value on a prospective basis.

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

Americas

In the Americas, revenues from services decreased 1.4% (increase of 1.3% in constant currency and 0.4% in organic constant currency) in 2018 compared to 2017. In the United States, revenues from services decreased 5.1% in 2018 compared to 2017, primarily driven by a decline in our Experis interim services, specifically within the IT sector because of decreased demand from larger clients, a decline in our Manpower staffing services due to reduced demand from certain clients, and a 3.2% decrease in the permanent recruitment business. In Other Americas, revenues from services increased 5.1% (12.4% in constant currency; 9.9% in organic constant currency) in 2018 compared to 2017. We experienced constant currency revenue growth in Mexico, Canada, Argentina, Colombia, Peru and Brazil of 8.3%, 9.5%, 15.2%, 14.9%, 4.5%, and 14.0% (6.2%, 9.3%, -27.6%, 14.6%, 3.6%, and -0.1%, respectively, as reported). The constant currency increase in Argentina was primarily due to inflation. There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years. As of July 1, 2018, the Argentina economy was designated as highly-inflationary and was treated as such for accounting purposes starting in the third quarter of 2018.

In 2017, revenues from services decreased 1.9% (-1.7% in constant currency) compared to 2016. In the United States, revenues from services decreased 6.3% in 2017 compared to 2016, primarily driven by a decline in demand for our Manpower staffing services, mainly due to the reduced staffing volumes in the manufacturing sector of the economy, a decrease in our Experis interim services, specifically within the IT sector because of decreased demand by several large clients, a decrease in ManpowerGroup Solutions business due to a specific client loss and roll off of certain project work, and an unfavorable impact from one fewer billing day. In Other

Americas, revenues from services increased 6.6% (7.1% in constant currency) in 2017 compared to 2016. We experienced revenue growth in Mexico, Canada, Argentina, Colombia and Peru of 11.1%, 4.4%, 4.9%, 6.9%, and 10.9%, respectively (12.0%, 2.3%, 17.5%, 3.7%, and 7.1%, respectively, in constant currency). The constant currency increase in Argentina was primarily due to inflation. These increases were partially offset by the decrease in Brazil of 10.4% (-17.0 in constant currency) due to the non-recurrence of the business associated with the Rio Olympics in 2016.

Gross profit margin decreased in 2018 compared to 2017 due to business mix changes within our staffing/interim business, as revenue growth came from our lower-margin entities within Other Americas as well as a decline in the United States' staffing/interim margin due to the non-recurrence of certain prior year favorable reductions related to workers' compensation and health care costs in the United States. In 2017, gross profit margin increased compared to 2016 as a result of improved staffing/interim margin in the United States due to lower direct costs primarily related to workers' compensation and health care costs, partially offset by decreases in our staffing/interim margins within some of our markets in Other Americas because of business mix changes.

In 2018, selling and administrative expenses decreased 2.8% (-0.7% in constant currency; -1.4% in organic constant currency), due primarily to strong cost management and a decline in salary-related expenses as a result of lower headcount in the United States and a decrease in restructuring costs to $0.3 million in 2018 from $6.3 million in 2017. These decreases were partially offset by increased costs related to certain technology projects and back-office and delivery-model optimization activities and the additional recurring selling and administrative costs incurred as a result of an acquisition in Other Americas. In 2017, selling and administrative expenses decreased 4.1% (-3.8% in constant currency), due primarily to strong cost management and a decline in salary-related expenses as a result of lower headcount. These decreases were partially offset by $6.3 million of restructuring costs incurred in 2017 primarily related to severance costs incurred in connection with United States back-office optimization and an increase in consulting costs primarily related to certain technology projects and back-office and delivery-model optimization activities.

OUP margin in the Americas was 4.9%, 5.1% and 4.6% for 2018, 2017 and 2016, respectively. In the United States, OUP margin was 5.2%, 5.7% and 5.0% in 2018, 2017 and 2016, respectively. The margin decrease in 2018 in the United States was primarily due to the increased costs as a result of investment in certain technology and back-office and delivery model optimization activities and the decline in the gross profit margin, partially offset by the decrease in restructuring costs. Other Americas OUP margin was 4.5%, 3.9% and 3.7% in 2018, 2017 and 2016, respectively. The margin increased in Other Americas in 2018 compared to 2017 due to improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses, partially offset by the restructuring costs incurred in 2018 and a decrease in the gross profit margin. The margin increase in the Americas in 2017 was primarily due to the United States as a result of the improvement in the gross profit margin and strong cost management, partially offset by the restructuring costs incurred in 2017.

Southern Europe

In 2018, revenues from services in Southern Europe, which includes operations in France and Italy, increased 8.3% (4.0% in constant currency) compared to 2017. In 2018, revenues from services increased 6.4% (1.9% in constant currency) in France (which represents 62% of Southern Europe’s revenues) and increased 13.2% (8.3% in constant currency) in Italy (which represents 18% of Southern Europe’s revenues). The increase in France is primarily due to the strong growth in our large client accounts within the staffing market in the first half of the year and an increase in our permanent recruitment business of 14.5% (9.1% in constant currency). The increase in Italy is due to increased demand for our Manpower staffing services and a 15.9% increase (10.6% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 9.9% (6.8% in constant currency, 6.1% in organic constant currency) in 2018 compared to 2017, primarily due to increased demand for our Manpower staffing services, the 9.0% increase (4.4% in constant currency; 2.5% in organic constant currency) in Spain, the increase in our permanent recruitment business of 21.9% (19.1% in constant currency) and an increase in our ManpowerGroup Solutions business.

In 2017, revenues from services in Southern Europe increased 15.5% (12.7% in constant currency) compared to 2016. In 2017, revenues from services increased 13.2% (10.6% in constant currency) in France and increased 26.4% (23.3% in constant currency) in Italy. The increase in France was primarily due to the strong growth in our large client accounts within the staffing market, growth in our Proservia business and an increase in our permanent recruitment business of 10.5% (8.3% in constant currency), partially offset by the unfavorable impact of one fewer billing day. The increase in Italy was mostly due to increased demand for our Manpower staffing services and an increase of 26.0% (23.7% in constant currency) in the permanent recruitment business, partially offset by the unfavorable impact of two fewer billing days. In Other Southern Europe, revenues from services increased 14.2% (10.8% in constant currency) in 2017 compared to 2016, primarily due to increased demand for our Manpower staffing services, an increase of 15.1% (12.3% in constant currency; 5.2% in organic constant currency) in Spain primarily due to the increase in our Experis business, an increase in our ManpowerGroup Solutions business and an increase in our permanent recruitment business of 27.5% (23.9% in constant currency), partially offset by the unfavorable impact of two fewer billing days.

Gross profit margin decreased in 2018 compared to 2017 primarily due to a decrease in Italy's Manpower staffing margin as a result of business mix changes and pricing pressures, while France's staffing/interim margin was flat as the decrease in the CICE payroll tax credit rate and the loss of the December 2018 CICE subsidy as a result of the transition from the CICE program to a new subsidy program in January 2019 were offset by various initiatives as well as favorable direct costs adjustments in 2018. This decrease was partially offset by an increase of 17.5% (13.1% in constant currency) in our permanent recruitment business. In 2017, gross profit margin decreased compared to 2016 primarily due to a decrease in France's staffing margin, as a result of business mix changes in a competitive pricing environment as we have experienced growth in our lower-margin large client accounts and pricing pressures, partially offset by the increase in the CICE subsidy effective January 1, 2017, and decreases in Italy's Manpower staffing margin primarily due to pricing pressures and business mix changes. These decreases were partially offset by an increase of 19.9% (17.3% in constant currency) in our permanent recruitment business.

In 2018, selling and administrative expenses increased 9.4% (4.9% in constant currency; 4.8% in organic constant currency) compared to 2017, primarily due to an increase in organic salary-related expenses, as a result of higher headcount, restructuring costs of $5.4 million incurred in 2018, and an increase in non-personnel related costs to support the increase in revenues. In 2017, selling and administrative expenses increased 8.9% (6.4% in constant currency; 5.7% in organic constant currency) compared to 2016, primarily due to an increase in organic salary-related expenses as a result of higher headcount to support the increase in revenues, and the additional recurring selling and administrative costs incurred as a result of the acquisitions in Spain.

OUP margin in Southern Europe was 5.0%, 5.1% and 5.1% in 2018, 2017 and 2016, respectively. France's OUP margin was 5.0%, 5.1% and 5.2% in 2018, 2017 and 2016, respectively. France's margin decrease in 2018 was primarily due an increase in expenses as we invest to support higher growth. Italy’s OUP margin was 6.7%, 7.1% and 6.8% in 2018, 2017 and 2016, respectively. Italy’s margin decrease in 2018 was due to the decline in the gross profit margin and the restructuring costs incurred in 2018, partially offset by improved operational leverage, as we were able to support an increase in revenues without a similar increase in expenses. Other Southern Europe’s OUP margin was 3.5%, 3.5% and 3.2% in 2018, 2017 and 2016, respectively. The margin in Southern Europe in 2017 was flat compared to 2016 as improved operational leverage on increased revenues was offset by the decrease in the gross profit margin.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (comprising 31%, 20%, 20%, 14% and 8%, respectively, of Northern Europe’s revenues), revenues from services increased 1.2% (-2.0% in constant currency) in 2018 as compared to 2017. We experienced revenue growth in the United Kingdom, the Nordics, the Netherlands and Belgium of 3.2%, 0.3%, 0.4% and 6.5%, respectively (-0.4%, 0.1%, -4.2%, and 2.0%, respectively, in constant currency) and a decline in Germany of 3.6% (-8.3% in constant currency). The Northern Europe constant currency revenue decrease is due to reduced demand for our Manpower staffing services, primarily because of the decrease in Germany resulting from challenges with the implementation of new systems and actions taken to optimize our delivery channels that caused some client disruption, as well as softer demand from the manufacturing sector in that market. This decrease was partially offset by growth in our Proservia business, a 6.6% increase (3.3% in constant currency) in our permanent recruitment business, and increased demand for our Experis interim services, primarily within the IT sector in the United Kingdom.

In 2017, revenues from services increased 3.5% (3.4% in constant currency; 2.6% in organic constant currency) as compared to 2016. We experienced revenue growth in Germany, the Nordics, the Netherlands and Belgium of 12.5%, 7.6%, 15.2% and 6.8% , respectively (10.1%, 6.6%, 12.6%, and 4.5%, respectively, in constant currency; 5.1% and 8.4% in organic constant currency in the Nordics and the Netherlands) and a decline in the United Kingdom of 11.1% (-6.5% in constant currency). The Northern Europe revenue increase is due to growth in our ManpowerGroup Solutions business, mostly within our Proservia business, increased demand for our Manpower staffing services and a 4.6% increase (5.7% in constant currency) in our permanent recruitment business. These increases were partially offset by reduced demand within our largest client accounts in the United Kingdom and the unfavorable impact of one fewer billing day.

Gross profit margin decreased in 2018 compared to 2017 due to the decline in our staffing/interim margin, primarily as a result of business mix changes and lower associate utilization in Germany, partially offset by the increase in our higher-margin ManpowerGroup Solutions business and increase in our permanent recruitment business. In 2017, gross profit margin was flat compared to 2016 as the increase in our higher-margin ManpowerGroup Solutions business and increase in our permanent recruitment business was offset by the decline in our staffing/interim margin, primarily as a result of business mix changes.

Selling and administrative expenses increased 2.0% (-1.8% in constant currency) in 2018 compared to 2017 due primarily to the increase in restructuring costs of $33.3 million in 2018 from $23.8 million in 2017. The 2018 restructuring costs related to delivery model and other front-office centralization activities as well as back-office optimization activities primarily in the United Kingdom, Germany, the Netherlands, Norway and Belgium. The 2017 restructuring costs were primarily related to severance costs incurred in connection with the further integration of 7S Group GmbH ("7S") in Germany, branch and back-office optimization in the United Kingdom and management and back-office optimization along with the integration of an Experis acquisition in the Netherlands. Excluding the restructuring costs, selling and administrative expenses decreased 2.7% in constant currency (increase of 0.8% as reported) primarily due to a $8.4 million gain from the sale of a non-core language translation business in the Netherlands and a decrease in salary-related expenses as a result of a reduction of headcount, partially offset by an increase in consulting costs related to certain technology projects, front-office centralization and back-office optimization activities. In 2017, selling and administrative expenses increased 8.4% (8.3% in constant currency; 7.0% in organic constant currency) compared to 2016 due primarily to the restructuring costs incurred in 2017. Excluding the restructuring costs, selling and administrative expenses increased 4.9% (4.5% in constant currency; 3.3% in organic constant currency), primarily due to an increase in organic salary-related expenses as a result of higher headcount in certain countries to support the increase in revenues, the additional recurring selling and administrative costs incurred as a result of the acquisitions in the Nordics and the Netherlands and an increase in consulting costs primarily related to certain technology projects and back-office and delivery-model optimization activities.

OUP margin for Northern Europe was 2.3%, 2.6% and 3.2% in 2018, 2017 and 2016, respectively. The decrease in 2018 was primarily due to a decrease in the gross profit margin, the increased costs related to certain technology projects, front-office centralization and back-office optimization activities, and an increase in restructuring costs in 2018 compared to 2017. The OUP margin decreased in 2017 primarily due to the restructuring costs incurred in 2017 and the increase in consulting costs.

APME

Revenues from services increased 9.6% (9.4% in constant currency; 8.7% in organic constant currency) in 2018 compared to 2017. In Japan (which represents 31% of APME’s revenues), revenues from services increased 4.7% (3.1% in constant currency) due to the increased demand for our Manpower staffing services and a 16.1% increase (14.3% in constant currency) in our permanent recruitment business. In Australia (which represents 20% of APME’s revenues), revenue from services increased 2.4% (5.1% in constant currency) due to the increase in our Manpower staffing business and a 4.6% increase (6.9% in constant currency) in our permanent recruitment business. The revenue increase in the remaining markets in APME is due to increased demand for our Manpower staffing services, mostly in India, Greater China, Thailand, Singapore and Malaysia and an increase in our permanent recruitment businesses.

In 2017, revenues from services for APME increased 6.7% (6.4% in constant currency; 6.1% in organic constant currency) compared to 2016. In Japan, revenues from services increased 1.0% (4.4% in constant currency) due to the increase in our staffing/interim business and a 10.7% increase (14.5% in constant currency) in our permanent recruitment business. In Australia, revenue from services decreased 1.0% in constant currency (increase of 2.1% as reported) due to the decrease in demand for our Manpower staffing services in constant currency as we saw a slowing of new business and the unfavorable impact of one fewer billing day, partially offset by a 7.2% increase in constant currency (10.7% as reported) in our permanent recruitment business. The revenue increase in the remaining markets in APME is due to increased demand for our Manpower staffing services, mostly in Greater China, India, Singapore and Thailand, and growth in our ManpowerGroup Solutions and permanent recruitment businesses.

Gross profit margin increased in 2018 compared to 2017 due to the improvement in our staffing/interim margin as a result of favorable direct costs adjustments in 2018 in Japan, increase in our permanent recruitment business of 9.9% (10.2% in constant currency), and a margin increase in our ManpowerGroup Solutions business. In 2017, gross profit margin increased compared to 2016 due to an increase in our permanent recruitment business of 12.1% (10.8% in constant currency) and growth in our higher-margin ManpowerGroup Solutions business, partially offset by a decrease in our staffing/interim margins as a result of direct cost increases in certain markets and changes in business mix.

Selling and administrative expenses increased 8.4% (8.2% in constant currency; 6.9% in organic constant currency) in 2018 compared to 2017. The increase is due to the increase in salary-related costs because of higher headcount to support the increase in revenues and the additional recurring selling and administrative costs incurred as a result of an acquisition, partially offset by the decrease in restructuring costs to zero in 2018 from $1.4 million incurred in 2017 in Australia related to branch and back-office optimization. In 2017, selling and administrative expenses increased 6.0% (5.9% in constant currency; 5.5% in organic constant currency) compared to 2016. The increase is primarily due to the increase in salary-related costs because of higher headcount to support the increases in revenues and due to the restructuring costs incurred in 2017.

OUP margin for APME was 4.0%, 3.8% and 3.6% in 2018, 2017 and 2016, respectively. The OUP margin increased in 2018 due to improved operating leverage on increased revenues and the improvement in the gross profit margin. The OUP margin increase in 2017 was due to the increase in our gross profit margin and better operational leverage, because we were able to support an increase in revenues without a similar increase in expenses, partially offset by the restructuring costs incurred in 2017.

Right Management

In 2018, revenues from services for Right Management decreased 8.5% (-9.4% in constant currency). The decrease was primarily due to the decrease of 10.3% (-11.3% in constant currency) in our outplacement services as we experienced reduced demand in most of our markets due to the counter-cyclical nature of this business. Our talent management business decreased 2.9% (-3.3% in constant currency) in 2018 compared to 2017 primarily due to a decline in our Americas markets.

In 2017, revenues from services decreased 15.8% (-15.6% in constant currency). The decrease was primarily due to the decrease of 15.3% (-14.9% in constant currency) in our outplacement services as we experienced softer demand in many of our markets due to the counter-cyclical nature of this business and the non-recurrence of certain client activity within the United States. Our talent management business decreased 17.6% (-18.0% in constant currency) in 2017 compared to 2016 mostly due to softening demand in our Asian markets.
Gross profit margin decreased in 2018 compared to 2017 due to the decreases in both our outplacement and talent management business gross profit margins and the change in business mix as the higher-margin outplacement business represented a lower percentage of the revenues mix. In 2017, gross profit margin decreased due to decreases in both our outplacement and talent management business gross profit margins.

In 2018, selling and administrative expenses decreased 9.7% (-10.6% in constant currency) compared to 2017 primarily due to reduced compensation-related expenses, such as salaries and variable-incentive costs, due to lower headcount, and the decrease in restructuring costs incurred in 2018 compared to 2017. In 2017, selling and administrative expenses decreased 15.4% (-15.1% in constant currency) compared to 2016 due to reduced compensation-related expenses such as salaries and variable-incentive costs due to lower headcount and a decrease in office-related costs related to a decrease in the number of offices. These items were partially offset by the restructuring costs incurred in 2017.

OUP margin for Right Management was 16.4%, 16.5% and 17.3% for 2018, 2017 and 2016, respectively. The OUP margin for 2018 decreased due to the decline in our gross profit margin, partially offset by improved operational leverage and the decrease of restructuring costs incurred in 2018 compared to 2017. The OUP margin for 2017 decreased due to the decline in our gross profit margin and the restructuring costs incurred in 2017.

Financial Measures

Constant Currency And Organic Constant Currency Reconciliation

Certain constant currency and organic constant currency percent variances are discussed throughout this report. A reconciliation of these Non-GAAP percent variances to the percent variances calculated based on our annual GAAP financial results is provided below. (See Constant Currency and Organic Constant Currency on pages 26 and 27 for information.)

Amounts represent 2018 Percentages represent 2018 compared to 2017	Reported Amount (in millions)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions and Dispositions (in Constant Currency)	Organic Constant Currency Variance
Revenues from Services
Americas:
United States	$2,522.3	(5.1)%	—%	(5.1)%	—%	(5.1)%
Other Americas	1,637.0	5.1	(7.3)	12.4	2.5	9.9
	4,159.3	(1.4)	(2.7)	1.3	0.9	0.4
Southern Europe:
France	5,827.7	6.4	4.5	1.9	—	1.9
Italy	1,670.6	13.2	4.9	8.3	—	8.3
Other Southern Europe	1,873.3	9.9	3.1	6.8	0.7	6.1
	9,371.6	8.3	4.3	4.0	0.2	3.8
Northern Europe	5,370.5	1.2	3.2	(2.0)	—	(2.0)
APME	2,890.3	9.6	0.2	9.4	0.7	8.7
Right Management	199.5	(8.5)	0.9	(9.4)	—	(9.4)
ManpowerGroup	$21,991.2	4.5%	2.0%	2.5%	0.3%	2.2%
Gross Profit - ManpowerGroup	$3,579.0	2.7%	1.8%	0.9%	0.4%	0.5%
Operating Unit Profit
Americas:
United States	$130.8	(14.0)%	—%	(14.0)%	—%	(14.0)%
Other Americas	73.1	19.6	(8.3)	27.9	3.3	24.6
	203.9	(4.4)	(2.4)	(2.0)	0.9	(2.9)
Southern Europe:
France	290.4	3.7	3.5	0.2	—	0.2
Italy	111.1	6.3	4.4	1.9	—	1.9
Other Southern Europe	66.1	11.1	1.2	9.9	2.1	7.8
	467.6	5.3	3.4	1.9	0.3	1.6
Northern Europe	122.7	(12.4)	0.4	(12.8)	—	(12.8)
APME	114.8	16.0	0.4	15.6	3.3	12.3
Right Management	32.8	(9.1)	0.1	(9.2)	—	(9.2)
Operating Profit — ManpowerGroup	$796.7	0.9%	1.3%	(0.4%)	0.8%	(1.2%)

Amounts represent 2017 Percentages represent 2017 compared to 2016	Reported Amount (in millions)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions and Dispositions (in Constant Currency)	Organic Constant Currency Variance
Revenues from Services
Americas:
United States	$2,659.0	(6.3)%	—%	(6.3)%	—%	(6.3)%
Other Americas	1,557.4	6.6	(0.5)	7.1	—	7.1
	4,216.4	(1.9)	(0.2)	(1.7)	—	(1.7)
Southern Europe:
France	5,477.2	13.2	2.6	10.6	—	10.6
Italy	1,475.9	26.4	3.1	23.3	—	23.3
Other Southern Europe	1,703.9	14.2	3.4	10.8	2.6	8.2
	8,657.0	15.5	2.8	12.7	0.6	12.1
Northern Europe	5,306.4	3.5	0.1	3.4	0.8	2.6
APME	2,636.4	6.7	0.3	6.4	0.3	6.1
Right Management	218.1	(15.8)	(0.2)	(15.6)	—	(15.6)
ManpowerGroup	$21,034.3	7.0%	1.0%	6.0%	0.5%	5.5%
Gross Profit — ManpowerGroup	$3,484.6	4.5%	0.9%	3.6%	0.5%	3.1%
Operating Unit Profit
Americas:
United States	$152.1	6.9%	—%	6.9%	—%	6.9%
Other Americas	61.2	14.1	(0.6)	14.7	—	14.7
	213.3	8.9	(0.1)	9.0	—	9.0
Southern Europe:
France	280.0	10.9	2.9	8.0	—	8.0
Italy	104.5	32.1	3.5	28.6	—	28.6
Other Southern Europe	59.4	26.0	3.1	22.9	5.2	17.7
	443.9	17.2	3.0	14.2	0.7	13.5
Northern Europe	140.1	(15.8)	1.9	(17.7)	(1.9)	(15.8)
APME	98.9	11.8	(0.1)	11.9	1.2	10.7
Right Management	36.0	(19.4)	0.3	(19.7)	—	(19.7)
Operating Profit — ManpowerGroup	$789.2	5.9%	1.9%	4.0%	(0.2)%	4.2%

Cash Sources and Uses

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of December 31, 2018, we had $331.2 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations. With the enactment of the Tax Act in December 2017, we have no longer recorded United States federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding and other taxes on unremitted earnings that are not considered permanently invested. As of December 31, 2018, deferred taxes related to non-United States withholding and other taxes were provided on $1,729.3 million of unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2018 and 2017, we have recorded a deferred tax liability of $15.3 million and $5.5 million, respectively, related to these non-United States earnings that may be remitted. We have an additional $292.5 million of unremitted earnings of non-United States subsidiaries for which we have not currently provided deferred taxes.

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

Cash provided by operating activities was $483.1 , $400.9 and $600.0 for 2018, 2017 and 2016, respectively. Changes in operating assets and liabilities utilized $198.3 million of cash in 2018, as compared to $78.9 million and $49.7 million in 2017 and 2016, respectively. The change in 2018 from 2017 was primarily attributable to the timing of collections and payments and the contingent consideration of $24.1 million paid in 2018 in excess of the contingent consideration liabilities initially recognized on the acquisition date. The change in 2017 from 2016 was primarily attributable to an increase in accounts receivable due to the growth in the business and changes in business mix, partially offset by the timing of collections and payments.

The CICE payroll tax credit is creditable against our current French income tax payable, with any remaining amount being paid after three years. In April 2018, March 2017 and March 2016, we sold substantially all of our CICE earned in 2017, 2016 and 2015, respectively, for net proceeds of $234.5 million (€190.9 million), $143.5 million (€133.0 million) and $143.1 million (€129.9 million), respectively. We derecognized these receivables upon the sale as the terms of the agreement are such that the transaction qualifies for sale treatment according to the accounting guidance on the transfer and servicing of assets. The discount on the sale of these receivables was recorded as a reduction of the payroll tax credits earned in the respective years in cost of services.

Accounts receivable decreased to $5,276.1 million as of December 31, 2018 from $5,370.5 million as of December 31, 2017. This decrease is due to changes in currency exchange rates, partially offset by higher Days Sales Outstanding ("DSO"). DSO increased by approximately two days from December 31, 2017, due primarily to unfavorable mix changes, with higher growth in countries with a higher average DSO.

Capital expenditures were $64.7 million, $54.7 million and $56.9 million during 2018, 2017 and 2016, respectively. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs of $5.6 million in 2018, $1.7 million in 2017 and $0.9 million in 2016.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions, net of cash acquired, for the years ended December 31, 2018, 2017 and 2016 was $51.8 million, $45.7 million and $60.5 million, respectively. The 2018 balance includes initial acquisition payments of $9.1 million and contingent consideration payments of $42.7 million ($18.6 million had been recognized as a liability at the acquisition date). The 2017 balance includes initial acquisition payments of $32.7 million and contingent consideration related to previous acquisitions of $13.0 million, of which $10.3 million was related to our 2015 acquisition of 7S in Germany. The 2016 balance includes initial acquisition payments of $57.6 million and contingent consideration payments of $2.9 million.

Occasionally, we dispose of parts of our operations to optimize our global strategic positioning and synergies. In December 2018, we sold one of our business units in the Netherlands for net cash proceeds of $13.2 million and divested a majority interest in a consolidated entity in China with an immaterial cash impact.

As of December 31, 2018, goodwill and intangible assets resulting from the 2018 acquisitions were $6.1 and $0.7, respectively. As of December 31, 2017, goodwill and intangible assets resulting from the 2017 acquisitions were $35.0 and $13.3, respectively, the majority of which took place in India and Hong Kong.

Cash provided by net debt borrowings was $178.2 million and $5.2 million in 2018 and 2017, respectively, compared to net debt repayments of $6.7 million in 2016. In June 2018, we offered and sold €500.0 million aggregate principal amount of the Company’s 1.750% notes due June 22, 2026, with the net proceeds of €495.7 million predominantly used to repay our €350.0 million notes due June 22, 2018. (See the "Euro Notes" section below for further information.)

The Board of Directors authorized the repurchase of 6.0 million shares of our common stock in each of August 2018, July 2016 and October 2015. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2018, we repurchased a total of 5.7 million shares, comprised of 2.9 million shares under the 2018 authorization and 2.8 million shares under the 2016 authorization, at a total cost of $500.7 million. In 2017, we repurchased a total of 1.9 million shares at a total cost of $203.9 million under the 2016 authorization. In 2016, we repurchased a total of 6.6 million shares, comprised of 1.3 million shares under the 2016 authorization and 5.3 million shares under the 2015 authorization, at a total cost of $482.2 million. As of December 31, 2018, there were 3.1 million shares remaining authorized for repurchase under the 2018 authorization and no shares remaining under the 2016 and 2015 authorizations.

We have aggregate commitments of $2,202.2 million related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments, as follows:

(in millions)	Total	2019	2020–2021	2022–2023	Thereafter
Long-term debt including interest	$1,140.2	$18.8	$37.5	$486.0	$597.9
Short-term borrowings	49.9	49.9	—	—	—
Operating leases	566.8	151.4	200.7	109.1	105.6
Severances and other office closure costs	15.5	13.8	1.2	0.5	—
Transition tax resulting from the Tax Act	128.6	0.3	24.3	34.9	69.1
Other	301.2	112.8	117.2	36.8	34.4
	$2,202.2	$347.0	$380.9	$667.3	$807.0

Our liability for gross unrecognized tax benefits, including related interest and penalties, of $34.2 million is excluded from the commitments above as we cannot determine the years in which these positions might ultimately be settled.

We recorded net restructuring costs of $39.3 million and $34.5 million in 2018 and 2017, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries. During 2018 and 2017, we made payments of $37.3 million and $25.5 million, respectively, out of our restructuring reserve. We expect a majority of the remaining $15.5 million reserve will be paid by the end of 2019.

We have entered into guarantee contracts and stand-by letters of credit that total approximately $190.3 million and $201.9 million as of December 31, 2018 and 2017, respectively ($139.0 million and $149.3 million for guarantees, respectively, and $51.3 million and $52.6 million for stand-by letters of credit, respectively). Guarantees primarily relate to bank accounts, operating leases and indebtedness. The stand-by letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above. The cost of these guarantees and letters of credit was $1.9 million for both 2018 and 2017.

Total capitalization as of December 31, 2018 was $3,773.9 million, comprised of $1,075.4 million in debt and $2,698.5 million in equity. Debt as a percentage of total capitalization was 28% as of December 31, 2018 and 25% as of both December 31, 2017 and 2016.

Euro Notes

On June 22, 2018, we offered and sold €500.0 million aggregate principal amount of the Company’s 1.750% notes due June 22, 2026 (the “€500.0 million notes”). The net proceeds from the €500.0 million notes of €495.7 million were used to repay our €350.0 million notes due June 22, 2018, with the remaining balance used for general corporate purposes, which included share repurchases. The €500.0 million notes were issued at a price of 99.564% to yield an effective interest rate of 1.809%. Interest on the €500.0 million notes is payable in arrears on June 22 of each year. The €500.0 million notes are unsecured senior obligations and will rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

Our €400.0 million aggregate principal amount 1.875% notes (the "€400.0 million notes") are due September 2022. When the notes mature, we plan to repay the amounts with available cash, borrowings under our $600.0 million revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we decide to replace either the €500.0 million notes or the €400.0 million notes.

Both the €500.0 million notes and €400.0 million notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. A portion of these notes has been designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of December 31, 2018. For this portion of the Euro-denominated notes, since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, both net of taxes, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See the Significant Matters Affecting Results of Operations section and Notes 8 and 13 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

Revolving Credit Agreement

On June 18, 2018, we amended and restated our Five Year Credit Agreement with a syndicate of commercial banks, principally to revise the termination date of the facility from September 16, 2020 to June 18, 2023. The remaining material terms and conditions of the Agreement are substantially similar to the previous agreement. The Credit Agreement allows for borrowing of $600.0 million in various currencies, and up to $150.0 million may be used for the issuance of stand-by letters of credit. We had no borrowings under this facility as of both December 31, 2018 and 2017. Outstanding letters of credit issued under the Credit Agreement totaled $0.5 million and $0.8 million as of December 31, 2018 and 2017, respectively. Additional borrowings of $599.5 million and $599.2 million were available to us under the facility as of December 31, 2018 and 2017, respectively.

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

As defined in the Credit Agreement, we had a net Debt-to-EBITDA ratio of 0.97 to 1 (compared to the maximum allowable ratio of 3.5 to 1) and a Fixed Charge Coverage ratio of 5.35 to 1 (compared to the minimum required ratio of 1.5 to 1) as of December 31, 2018.

Other

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2018, such uncommitted credit lines totaled $319.9 million, of which $269.1 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $249.2 million could have been made under these lines as of December 31, 2018.

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

Defined Benefit Pension Plans

We sponsor several qualified and nonqualified pension plans covering permanent employees. The most significant plans are located in the United Kingdom, the Netherlands, Germany and France. Annual expense relating to these plans was $13.9 million, $11.2 million and $3.4 million in 2018, 2017 and 2016, respectively, and is estimated to be approximately $15.1 million in 2019. As of January 1, 2018, we adopted the new guidance on the presentation of net periodic pension and postretirement benefit cost ("net benefit cost"). The new guidance requires bifurcation of net benefit cost, which used to be reported as an employee cost within operating income under the old guidance. The service cost component is still presented with other employee compensation cost in operating income or capitalized in assets in rare circumstances. The other components are now reported separately outside of operations, and are not eligible for capitalization. We have reclassified the prior year non-service cost components of net benefit cost to interest and other expenses from selling and administrative expenses to conform to the current period presentation. The non-service cost components related to our defined benefit pension plans were a net cost of $3.0 million and $1.1 million and a net credit of $5.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. (See Note 9 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

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

In determining the estimated 2019 pension expense for non-United States plans, we used a weighted-average discount rate of 2.4% compared to 2.1% for 2018, reflecting the current interest rate environment. We have selected a weighted-average expected return on plan assets of 2.4% for the non-United States plans in determining the 2019 estimated pension expense compared to 2.7% used for the calculation of the 2018 pension expense. Absent any other changes, a 25 basis point increase and decrease in the weighted-average discount rate would impact our 2019 consolidated pension expense by a decrease of approximately $0.5 million and an increase of approximately $0.3 million, respectively. Absent any other changes, a 25 basis point increase or decrease in the weighted-average expected return on plan assets would correspondingly decrease or increase our 2019 consolidated pension expense by approximately $0.9 million. Changes to these assumptions have historically not been significant in any jurisdiction for any reporting period, and no significant adjustments to the amounts recorded have been required in the past or are expected in the future. (See Note 9 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

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

In December 2017, the Tax Act made broad changes to the United States tax code, including a reduction of the United States federal corporate income tax rate from 35% to 21% effective January 1, 2018 and a transition to a Territorial Tax regime resulting in a one-time transition tax on the mandatory deemed repatriation of unremitted post-1986 non-United States earnings. The Tax Act also established new provisions related to Global Intangible Low-Taxed Income ("GILTI"), Foreign-Derived Intangible Income (“FDII”) and a Base Erosion and Anti-abuse Tax (“BEAT”). The computation of these new provisions is highly complex, and our estimates could significantly change as a result of new rules or guidance from the various standard-setting bodies.

During 2018, the Internal Revenue Service issued new guidance affecting the computation of our 2017 transition tax liability. As a result of the new guidance and additional analysis of the impacts of the Tax Act, we revised our provisional estimates recorded during the year ended December 31, 2017 and as a result, recorded a tax expense of $3.2 million for the year ended December 31, 2018. Our accounting for the effects of the Tax Act was completed in the fourth quarter of 2018.

See Note 6 to our Consolidated Financial Statements for further information on the impacts of the Tax Act. Such note is found in Item 8. “Financial Statements and Supplementary Data.”

Goodwill Impairment

In accordance with the accounting guidance on goodwill, we perform an annual impairment test of goodwill at our reporting unit level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

We performed our annual impairment test of our goodwill during the third quarter of 2018, 2017 and 2016, and there was no impairment of our goodwill as a result of our annual tests.

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

The table below provides our reporting units’ estimated fair values and carrying values, determined as part of our annual goodwill impairment test performed in the third quarter, representing approximately 77% of our consolidated goodwill balance as of September 30, 2018.

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

Approximately 88% of our revenues and profits are generated outside of the United States, with 51% generated from our European operations with a Euro-functional currency. As a result, fluctuations in the value of foreign currencies against the United States dollar, particularly the Euro, may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates each month. Consequently, as the value of the United States dollar changes relative to the currencies of our major markets, our reported results vary.

The United States dollar generally strengthened against many of the currencies of our major markets during 2018, whereas it generally weakened in 2017. Revenues from services in constant currency were 2.0% and 1.0% lower than reported revenues in 2018 and 2017, respectively. A change in the strength of the United States dollar by an additional 10% would have impacted our revenues from services by approximately 8.8% and 8.7% from the amounts reported in 2018 and 2017, respectively.

Fluctuations in currency exchange rates also impact the United States dollar amount of our shareholders’ equity. The assets and liabilities of our non-United States subsidiaries are translated into United States dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. The United States dollar strengthened relative to many foreign currencies as of December 31, 2018 compared to December 31, 2017. Consequently, shareholders’ equity decreased by $108.7 million as a result of the foreign currency translation as of December 31, 2018. If the United States dollar had strengthened an additional 10% as of December 31, 2018, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $198.5 million from the amounts reported.

As of December 31, 2017 the United States dollar weakened relative to many foreign currencies compared to December 31, 2016. Consequently, shareholders’ equity increased by $141.6 million as a result of the foreign currency translation as of December 31, 2017. If the United States dollar had strengthened an additional 10% as of December 31, 2017 resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $136.2 million from the amounts reported.

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

On occasion, forward contracts are designated as an economic hedge of our net investment in our foreign subsidiaries. As of December 31, 2018, we had a translation loss of $4.2 million included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

As of December 31, 2018, there were £3.5 ($4.5) million and €1.6 ($1.8) million and 172.8 ($1.5) million in Japanese Yen (“JPY”) of forward contracts that relate to cash flows owed to our foreign subsidiaries in 2018. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings.

As of December 31, 2018, we had outstanding $1,024.6 million in principal amount of Euro-denominated notes (€900.0 million). A portion of the notes has been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2018. For this portion of the Euro-denominated notes, since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, both net of tax, the related translation gains or losses are included as a component of accumulated other comprehensive loss. Shareholders’ equity increased by $35.2 million, net of tax, due to changes in accumulated other comprehensive loss during 2018, due to the currency impact on these designated borrowings.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. We have historically managed interest rates through the use of a combination of fixed- and variable-rate borrowings. As of December 31, 2018, we had the following fixed- and variable-rate borrowings:

(in millions)	Amount	Weighted- Average Interest Rate(1)
Variable-rate borrowings	$49.9	8.4%
Fixed-rate borrowings	1,025.5	1.8
Total debt	$1,075.4	2.1%
(1) The rates are impacted by currency exchange rate movements.

Sensitivity Analysis

The following tables summarize our debt and derivative instruments that are sensitive to foreign currency exchange rate and interest rate movements. All computations below are based on the United States dollar spot rate as of December 31, 2018 and 2017. The exchange rate computations assume a 10% appreciation or 10% depreciation of the Euro, British pound, and Japanese Yen to the United States dollar.

The hypothetical impact of the stated change in rates on 2018 and 2017 total other comprehensive income (loss) for the Euro Notes and earnings before income taxes for the forward contracts is as follows:

	Movements in Exchange Rates
2018 (in millions) Market Sensitive Instrument	10% Depreciation		10% Appreciation
Euro Notes:
€500.0, 1.81% Notes due June 2026	$57.3	(1)	($57.3)	(1)
€400.0, 1.91% Notes due September 2022	45.9	(1)	(45.9)	(1)
Forward contracts:
£3.5 to $4.5	(0.4)		0.4
€1.6 to $1.8	(0.2)		0.2
¥172.8 to $1.5	(0.2)		0.2

	Movements in Exchange Rates
2017 (in millions) Market Sensitive Instrument	10% Depreciation		10% Appreciation
Euro Notes:
€400.0, 1.91% Notes due September 2022	$48.0	(1)	($48.0)	(1)
€350.0, 4.51% Notes due June 2018	42.0	(1)	(42.0)	(1)
Forward contracts:
£2.9 to $3.9	(0.4)		0.4
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

The hypothetical (increases)/decreases in the fair value of our market sensitive instruments due to changes in our Euro Notes' quoted prices and changes in foreign currency exchange rates for the forward contracts are as follows:

As of December 31, 2018 Market Sensitive Instrument (in millions)	10% Decrease		10% Increase
Euro Notes:
€500.0, 1.81% Notes due June 2026	$57.5	(1)	($57.5)	(1)
€400.0, 1.91% Notes due September 2022	47.8	(1)	(47.8)	(1)
Forward contracts:
£3.5 to $4.5	(0.4)		0.4
€ 1.6 to $1.8	(0.2)		0.2
¥172.8 to $1.5	(0.2)		0.2

As of December 31, 2017 Market Sensitive Instrument (in millions)	10% Decrease		10% Increase
Euro Notes:
€400.0, 1.91% Notes due September 2022	$51.0	(1)	($51.0)	(1)
€350.0, 4.51% Notes due June 2018	43.0	(1)	(43.0)	(1)
Forward contracts:
£2.9 to $3.9	(0.4)		0.4
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

Item 8.               Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of ManpowerGroup Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ManpowerGroup Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of ManpowerGroup Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ManpowerGroup Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 22, 2019

We have served as the Company's auditor since 2005.

CONSOLIDATED STATEMENTS OF OPERATIONS
in millions, except per share data

Year Ended December 31	2018	2017	2016
Revenues from services	$21,991.2	$21,034.3	$19,654.1
Cost of services	18,412.2	17,549.7	16,320.3
Gross profit	3,579.0	3,484.6	3,333.8
Selling and administrative expenses	2,782.3	2,695.4	2,588.3
Operating profit	796.7	789.2	745.5
Interest and other expenses	42.0	51.9	44.2
Earnings before income taxes	754.7	737.3	701.3
Provision for income taxes	198.0	191.9	257.6
Net earnings	$556.7	$545.4	$443.7
Net earnings per share — basic	$8.62	$8.13	$6.33
Net earnings per share — diluted	$8.56	$8.04	$6.27
Weighted average shares — basic	64.6	67.1	70.1
Weighted average shares — diluted	65.1	67.9	70.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
in millions

Year Ended December 31	2018	2017	2016
Net earnings	$556.7	$545.4	$443.7
Other comprehensive (loss) income:
Foreign currency translation	(135.5)	201.4	(79.9)
Translation adjustments on net investment hedge, net of income taxes of $10.2, $(34.3) and $8.4, respectively	35.2	(64.7)	14.8
Translation adjustments on long-term intercompany loans	(8.4)	4.9	(58.2)
Unrealized (loss) gain on investments, net of income taxes of $0.0, $(0.8) and $0.4, respectively	—	(3.3)	1.6
Defined benefit pension plans and retiree health care plan, net of income taxes of $4.6, $(0.1) and $(5.8), respectively	12.4	(0.4)	(18.4)
Total other comprehensive (loss) income	$(96.3)	$137.9	$(140.1)
Comprehensive income	$460.4	$683.3	$303.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
in millions, except share and per share data

December 31	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$591.9	$689.0
Accounts receivable, less allowance for doubtful accounts of $115.7 and $110.8, respectively	5,276.1	5,370.5
Prepaid expenses and other assets	129.1	111.7
Total current assets	5,997.1	6,171.2
Other Assets
Goodwill	1,297.1	1,343.0
Intangible assets, less accumulated amortization of $367.7 and $339.9, respectively	246.3	284.0
Other assets	826.7	927.7
Total other assets	2,370.1	2,554.7
Property and Equipment
Land, buildings, leasehold improvements and equipment	613.6	633.4
Less: accumulated depreciation and amortization	461.0	475.7
Net property and equipment	152.6	157.7
Total assets	$8,519.8	$8,883.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,266.7	$2,279.4
Employee compensation payable	209.7	230.6
Accrued liabilities	411.0	490.9
Accrued payroll taxes and insurance	729.8	794.7
Value added taxes payable	508.6	545.4
Short-term borrowings and current maturities of long-term debt	50.1	469.4
Total current liabilities	4,175.9	4,810.4
Other liabilities
Long-term debt	1,025.3	478.1
Other long-term liabilities	620.1	737.5
Total other liabilities	1,645.4	1,215.6
Shareholders’ Equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 116,795,899 and 116,303,729 shares, respectively	1.2	1.2
Capital in excess of par value	3,337.5	3,302.6
Retained earnings	3,157.7	2,713.0
Accumulated other comprehensive loss	(399.8)	(288.2)
Treasury stock at cost, 56,044,485 and 50,226,525 shares, respectively	(3,471.7)	(2,953.7)
Total ManpowerGroup shareholders' equity	2,624.9	2,774.9
Noncontrolling interests	73.6	82.7
Total shareholders’ equity	2,698.5	2,857.6
Total liabilities and shareholders’ equity	$8,519.8	$8,883.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
in millions

Year Ended December 31	2018	2017	2016
Cash Flows from Operating Activities
Net earnings	$556.7	$545.4	$443.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	85.8	84.4	85.3
Deferred income taxes	(11.9)	(196.8)	74.0
Provision for doubtful accounts	23.0	18.1	20.4
Share-based compensation	27.8	28.7	27.1
Excess tax benefit on exercise of share-based awards	—	—	(0.8)
Change in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(146.4)	(544.9)	(317.2)
Other assets	58.7	(68.6)	(75.3)
Other liabilities	(110.6)	534.6	342.8
Cash provided by operating activities	483.1	400.9	600.0
Cash Flows from Investing Activities
Capital expenditures	(64.7)	(54.7)	(56.9)
Acquisitions of businesses, net of cash acquired	(9.1)	(32.7)	(57.6)
Proceeds from the sale of investments, property and equipment	18.9	12.9	4.1
Cash used in investing activities	(54.9)	(74.5)	(110.4)
Cash Flows from Financing Activities
Net change in short-term borrowings	3.5	5.5	(0.3)
Proceeds from long-term debt	583.3	0.1	—
Repayments of long-term debt	(408.6)	(0.4)	(6.4)
Payments for debt issuance costs	(2.5)	—	—
Payments of contingent consideration for acquisitions	(18.6)	(13.0)	(2.9)
Proceeds from share-based awards and other equity transactions	5.2	44.2	18.0
Payments to noncontrolling interests	(1.9)	(10.0)	—
Other share-based award transactions	(17.3)	(18.1)	(5.4)
Repurchases of common stock	(500.7)	(203.9)	(482.2)
Dividends paid	(127.3)	(123.7)	(118.4)
Cash used in financing activities	(484.9)	(319.3)	(597.6)
Effect of exchange rate changes on cash	(40.4)	83.4	(24.0)
Net (decrease) increase in cash and cash equivalents	(97.1)	90.5	(132.0)
Cash and cash equivalents, beginning of year	689.0	598.5	730.5
Cash and cash equivalents, end of year	$591.9	$689.0	$598.5
Supplemental Cash Flow Information
Interest paid	$49.9	$37.0	$36.6
Income taxes paid, net	$184.6	$127.1	$163.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
in millions, except share and per share data

	ManpowerGroup Shareholders						Non- controlling Interests
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
	Shares Issued	Par Value
Balance, January 1, 2016	114,504,928	$1.2	$3,186.7	$1,966.0	$(286.0)	$(2,243.2)	$67.8	$2,692.5
Net earnings				443.7				443.7
Other comprehensive loss					(140.1)			(140.1)
Issuances under equity plans, including tax benefits	610,820		20.5			(6.3)		14.2
Share-based compensation expense			27.1					27.1
Dividends ($1.72 per share)				(118.4)				(118.4)
Repurchases of common stock						(482.2)		(482.2)
Noncontrolling interest transactions			(7.1)				16.7	9.6
Balance, December 31, 2016	115,115,748	1.2	3,227.2	2,291.3	(426.1)	(2,731.7)	84.5	2,446.4
Net earnings				545.4				545.4
Other comprehensive income					137.9			137.9
Issuances under equity plans	1,187,981		44.2			(18.1)		26.1
Share-based compensation expense			28.7					28.7
Dividends ($1.86 per share)				(123.7)				(123.7)
Repurchases of common stock						(203.9)		(203.9)
Noncontrolling interest transactions			2.5				(1.8)	0.7
Balance, December 31, 2017	116,303,729	1.2	3,302.6	2,713.0	(288.2)	(2,953.7)	82.7	2,857.6
Unrealized gain reclassified due to new accounting guidance on investments (See Note 10)				15.3	(15.3)			—
Net earnings				556.7				556.7
Other comprehensive loss					(96.3)			(96.3)
Issuances under equity plans	492,170		5.2			(17.3)		(12.1)
Share-based compensation expense			27.8					27.8
Dividends ($2.02 per share)				(127.3)				(127.3)
Repurchases of common stock						(500.7)		(500.7)
Noncontrolling interest transactions			1.9				(9.1)	(7.2)
Balance, December 31, 2018	116,795,899	$1.2	$3,337.5	$3,157.7	$(399.8)	$(3,471.7)	$73.6	$2,698.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in millions, except share and per share data

(1) Summary of Significant Accounting Policies

Nature of Operations

ManpowerGroup Inc. is a world leader in the innovative workforce solutions and services industry. Our global network of nearly 2,600 offices in 80 countries and territories allows us to meet the needs of our global, multinational and local clients across all major industry segments. Our largest operations, based on revenues, are located in France, the United States, Italy and the United Kingdom. We specialize in permanent, temporary and contract recruitment and assessment; training and development; outsourcing; career management and workforce consulting services. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole.

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

Basis of Consolidation

The Consolidated Financial Statements include our operating results and the operating results of all of our majority-owned subsidiaries and entities in which we have a controlling financial interest. We have a controlling financial interest if we own a majority of the outstanding voting common stock and the noncontrolling shareholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary. We account for equity investments in companies over which we have the ability to exercise significant influence, but not control, using the equity method of accounting. We recognize our ownership share of earnings of these equity method investments, amortization of basis differences, and related gains or losses in the Consolidated Financial Statements. These investments, as well as certain other relationships, are also evaluated for consolidation under the accounting guidance on consolidation of variable interest entities. These investments were $161.4 and $158.7 as of December 31, 2018 and 2017, respectively, and are included in other assets in the Consolidated Balance Sheets. Included in shareholders’ equity as of December 31, 2018 and 2017 are $105.2 and $103.9, respectively, of unremitted earnings from investments accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Bad debt expense is recorded as selling and administrative expenses in our Consolidated Statements of Operations and was $23.0, $18.1 and $20.4 in 2018, 2017 and 2016, respectively. Factors that would cause this provision to increase primarily relate to increased bankruptcies by our clients and other difficulties collecting amounts billed. On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision. Write-offs were $12.0, $17.6 and $16.9 for 2018, 2017 and 2016, respectively.

Advertising Costs

We expense production costs of advertising as they are incurred. Advertising expenses were $27.9, $26.6 and $24.4 in 2018, 2017 and 2016, respectively.

Restructuring Costs

We recorded net restructuring costs of $39.3 and $34.5 in 2018 and 2017, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During 2018 and 2017, we made payments of $37.3 and $25.5, respectively, out of our restructuring reserve. We expect a majority of the remaining $15.5 reserve will be paid by the end of 2019. Changes in the restructuring liability balances for each reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, January 1, 2017	$0.4	$1.3	$2.6	$0.1	$0.1	$—	$4.5
Severance costs	5.8	—	15.6	0.9	1.4	1.0	24.7
Office closure costs	0.5	—	8.2	0.5	0.6	—	9.8
Costs paid or utilized	(5.0)	(0.4)	(16.8)	(1.5)	(0.9)	(0.9)	(25.5)
Balance, December 31, 2017	1.7	0.9	9.6	—	1.2	0.1	13.5
Severance costs	0.3	5.4	25.8	—	0.3	—	31.8
Office closure costs	—	—	7.5	—	—	—	7.5
Costs paid or utilized	(1.7)	(4.6)	(29.8)	—	(1.1)	(0.1)	(37.3)
Balance, December 31, 2018	$0.3	$1.7	$13.1	$—	$0.4	$—	$15.5
(1) Balance related to United States was $0.4 as of January 1, 2017. In 2017, United States incurred $3.7 for severance costs and $0.5 for office closure costs and paid/utilized $3.1, leaving a $1.5 liability as of December 31, 2017. In 2018, United States paid/utilized $1.2, leaving a $0.3 liability as of December 31, 2018.
(2) Balance related to France was $1.3 as of January 1, 2017. In 2017, France paid/utilized $0.4, leaving a $0.9 liability as of both December 31, 2017 and 2018. Italy had no restructuring reserves recorded as of either January 1, 2017 or December 31, 2017. In 2018, Italy incurred $1.9 for severance costs and paid/utilized $1.4, leaving a $0.5 liability as of December 31, 2018.

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

Fair Value Measurements

The assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using				Fair Value Measurements Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$89.5	$89.5	$—	$—	$99.1	$99.1	$—	$—
Foreign currency forward contracts	0.1	—	0.1	—	—	—	—	—
	$89.6	$89.5	$0.1	$—	$99.1	$99.1	$—	$—
Liabilities
Foreign currency forward contracts	$0.1	$—	$0.1	$—	$0.1	$—	$0.1	$—
	$0.1	$—	$0.1	$—	$0.1	$—	$0.1	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the foreign currency forward contracts is measured at the value from either directly or indirectly observable third parties.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our variable-rate long-term debt approximates fair value. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,052.9 and $939.9 as of December 31, 2018 and 2017, respectively, compared to a carrying value of $1,024.6 and $897.8, respectively.

Goodwill and Other Intangible Assets

We had goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	December 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,297.1	$—	$1,297.1	$1,343.0	$—	$1,343.0
Intangible assets:
Finite-lived:
Customer relationships	$444.8	$351.7	$93.1	$453.6	$325.2	$128.4
Other	18.5	16.0	2.5	19.3	14.7	4.6
	463.3	367.7	95.6	472.9	339.9	133.0
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	98.7	—	98.7	99.0	—	99.0
	150.7	—	150.7	151.0	—	151.0
Total intangible assets	$614.0	$367.7	$246.3	$623.9	$339.9	$284.0
(1) Balances were net of accumulated impairment loss of $513.4 as of both December 31, 2018 and 2017.
(2) Balances were net of accumulated impairment loss of $139.5 as of both December 31, 2018 and 2017.

Amortization expense related to intangibles was $35.1, $34.6 and $36.0 in 2018, 2017 and 2016, respectively. Amortization expense expected in each of the next five years related to acquisitions completed as of December 31, 2018 is as follows: 2019 - $29.0, 2020 - $24.2, 2021 - $13.4, 2022 - $9.9 and 2023 - $7.7. The weighted-average useful lives of the customer relationships and other are approximately 13 and 4 years, respectively. The tradenames have been assigned an indefinite life based on our expectation of renewing the tradenames, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future. The reacquired franchise rights result from our franchise acquisitions in the United States and Canada completed prior to 2009.

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived intangible assets at our unit of account level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value. We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2018, 2017 and 2016, and determined that there was no impairment of our goodwill or indefinite-lived intangible as a result of our annual tests.

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

Significant assumptions used in our goodwill impairment tests during 2018, 2017 and 2016 included: expected revenue growth rates, operating unit profit margins, working capital levels, discount rates ranging from 10.6% to 14.2% for 2018, and a terminal value multiple. The expected future revenue growth rates and the expected operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

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

Marketable Securities

We account for our marketable security investments in accordance with the accounting guidance on investments in debt and equity securities, and have historically determined that all such investments are classified as available-for-sale. As of January 1, 2018, we adopted the new accounting guidance on financial instruments, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net earnings (See Note 10 to the Consolidated Financial Statements for further information).

We hold a 49% interest in our Swiss franchise, accounted for under the equity method of accounting, which maintains an investment portfolio with a market value of $219.9 and $234.8 as of December 31, 2018 and 2017, respectively. The portfolio is comprised of a wide variety of European and United States debt and equity securities and various professionally-managed funds, all of which are classified as available-for-sale, as well as cash and cash equivalents. Since January 1, 2018, upon adoption of the new accounting guidance, we have recognized all the changes in fair value on the investment portfolio in the current period earnings. Prior to January 1, 2018, only our share of net realized gains and losses, and declines in value determined to be other-than-temporary, was included in our Consolidated Statements of Operations. Our share of net unrealized gains and unrealized losses that were determined to be temporary related to these investments was included in accumulated other comprehensive loss, with the offsetting amount increasing or decreasing our investment in the franchise. For the years ended December 31, 2018, 2017 and 2016, realized gains totaled $12.7, $14.7 and $2.9, respectively, and realized losses totaled $2.1, $3.8 and $1.0, respectively. Other-than-temporary impairment amounts were net gains of $0.1, $1.6 and $0.3 for 2018, 2017 and 2016, respectively, as previously impaired investments were sold for a gain.

Capitalized Software for Internal Use

We capitalize purchased software as well as internally developed software. Internal software development costs are capitalized from the time the internal use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation, selection and software maintenance costs are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the software which ranges from 3 to 10 years. The net capitalized software balance of $7.4 and $3.5 as of December 31, 2018 and 2017, respectively, is included in other assets in the Consolidated Balance Sheets. Amortization expense related to the capitalized software costs was $1.5, $1.3 and $1.9 for 2018, 2017 and 2016, respectively.

Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2018	2017
Land	$3.4	$3.4
Buildings	12.0	14.5
Furniture, fixtures, and autos	167.3	172.3
Computer equipment	128.7	137.1
Leasehold improvements	302.2	306.1
Property and equipment	$613.6	$633.4

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

Shareholders’ Equity

The Board of Directors authorized the repurchase of 6.0 million shares of our common stock in each of August 2018, July 2016 and October 2015. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2018, we repurchased a total of 5.7 million shares, comprised of 2.9 million shares under the 2018 authorization and 2.8 million shares under the 2016 authorization, at a total cost of $500.7. In 2017, we repurchased a total of 1.9 million shares at a total cost of $203.9 under the 2016 authorization. In 2016, we repurchased a total of 6.6 million shares, comprised of 1.3 million shares under the 2016 authorization and 5.3 million shares under the 2015 authorization, at a total cost of $482.2. As of December 31, 2018, there were 3.1 million shares remaining authorized for repurchase under the 2018 authorization and no shares remaining under the 2016 and 2015 authorizations.

During 2018, 2017 and 2016, the Board of Directors declared total cash dividends of $2.02, $1.86 and $1.72 per share, respectively, resulting in total dividend payments of $127.3, $123.7 and $118.4, respectively.
Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses in our Consolidated Statements of Operations. We recorded income of $4.9 for 2018 and expenses of $6.5 and $10.1 for 2017 and 2016, respectively. The income recorded in 2018 was due to a revision in one of our joint venture agreements.
Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Payroll Tax Credit

In January 2013, the French government passed legislation, Credit d’Impôt pour la Compétitivité et l’Emploi (“CICE”), that provides payroll tax credits based on a percentage of wages paid to employees receiving less than two-and-a-half times the French minimum wage. The payroll tax credit was equal to 4% of eligible wages in 2013, 6% of eligible wages in 2014 to 2016, 7% of eligible wages in 2017, and 6% of eligible wages in 2018. The CICE payroll tax credit was accounted for as a reduction of our cost of services in the period earned.

The payroll tax credit is creditable against our current French income tax payable, with any remaining amount being paid after three years. Given the amount of our current income taxes payable, we would generally receive the vast majority of these payroll tax credits after the three-year period. In April 2018, March 2017 and March 2016, we entered into an agreement to sell substantially all of the credits earned in 2017, 2016 and 2015, respectively, for net proceeds of $234.5 (€190.9), $143.5 (€133.0) and $143.1 (€129.9), respectively. We derecognized these receivables upon the sale as the terms of the agreement are such that the transaction qualifies for sale treatment according to the accounting guidance on the transfer and servicing of assets. The discount on the sale of these receivables was recorded in cost of services as a reduction of the payroll tax credits earned in the respective year.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on leases. The new guidance requires that a lessee recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for leases with lease terms longer than 12 months. Similar to the current guidance, the recognition, measurement and presentation of lease expenses and cash flows depends on its classification by the lessee as a finance or operating lease. The new guidance also includes new disclosure requirements providing information on the amounts recorded in the financial statements.

We adopted the new lease guidance effective January 1, 2019, and will recognize any cumulative effect adjustment to retained earnings as of the effective date, without restating prior periods. We elected the package of three practical expedients which lessens the transitional burden of implementing the new guidance. Accordingly, we will not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; or 3) initial direct costs for any existing leases. We also elected the land easements practical expedient allowing us to not reassess whether existing or expired land easements not accounted for as leases under previous guidance are or contain a lease under new guidance. We implemented internal controls and key system functionality, including a new global lease software system, to enable the preparation of financial information upon adoption.

The new lease guidance will have a material impact on our Consolidated Balance Sheets, but will not have a significant impact on our Consolidated Statements of Operations. The most significant impact will be the recognition of ROU assets and lease liabilities and related deferred tax balances for operating leases; our accounting for financing leases will remain substantially unchanged. At the transition date, we expect the amounts of the new ROU assets and lease liabilities to be within a range of $450 to $500. The impact on retained earnings is expected to be immaterial. The adoption of the new lease guidance is not expected to significantly impact our Consolidated Statements of Cash Flows.

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

In February 2018, the FASB issued new guidance on reporting comprehensive income. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The guidance was effective for us as of January 1, 2019. We elected not to adopt this optional reclassification.

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

(2) Acquisitions and Disposals

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions, net of cash acquired, for the years ended December 31, 2018, 2017 and 2016 was $51.8, $45.7 and $60.5, respectively. The 2018 balance includes initial acquisition payments of $9.1 and contingent consideration payments of $42.7, of which $18.6 had been recognized as a liability at the acquisition date. The 2017 balance includes initial acquisition payments of $32.7 and contingent consideration related to previous acquisitions of $13.0, of which $10.3 was related to our 2015 acquisition of 7S Group GmbH ("7S") in Germany. The 2016 balance includes initial acquisition payments of $57.6 and contingent consideration payments of $2.9.

As of December 31, 2018, goodwill and intangible assets resulting from the 2018 acquisitions were $6.1 and $0.7, respectively. As of December 31, 2017, goodwill and intangible assets resulting from the 2017 acquisitions were $35.0 and $13.3, respectively, the majority of which took place in India and Hong Kong.

On April 26, 2017, the sellers of 7S formally disputed the contingent consideration related to the acquisition and are claiming an additional $23.9 (€20.8), plus interest. The dispute has been heard by an arbitration tribunal in Germany, which is expected to render its decision during 2019. We have vigorously defended these claims in the arbitration, and we believe no further amounts are due. We are not currently able to predict the outcome of the arbitration, and consequently, no amounts have been recorded in the Consolidated Financial Statements.

As of January 1, 2018, we adopted the new accounting guidance on statement of cash flows. The guidance provides classification requirements for certain cash receipts and cash payments. In 2018, we classified $24.1 of payments which were in excess of the contingent consideration liabilities initially recognized on the acquisition date as operating cash flows. The excess cash payments for contingent consideration liabilities made during in 2017 and 2016 were not material.

Occasionally, we dispose of parts of our operations in order to optimize our global strategic positioning and synergies. In December 2018, we sold one of our business units in the Netherlands for an after tax net gain of $3.8 and divested a majority interest in a fully consolidated entity in China for an immaterial gain.

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

As allowed under the new guidance, we do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to December 31, 2018 related to remaining performance obligations, which are not material.

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

•
Our franchise fees include the performance obligation of providing the right to use our intellectual property in a specifically defined exclusive territory as defined in a franchise agreement. Our franchise agreements generally state that franchise fees are calculated based on a percentage of revenues earned by the franchise operations and are payable on a monthly basis. As such, we record franchise fee revenues monthly over time calculated based on the specific fee percentage and the monthly revenues of the franchise operations. Franchise fees were $24.1, $23.7 and $23.3 for the years ended December 31, 2018, 2017 and 2016, respectively.

Disaggregation of Revenues
In the following table, revenue is disaggregated by service types and timing of revenue recognition, and includes a reconciliation of the disaggregated revenues by reportable segment.

Year Ended December 31, 2018
Service Types	Americas(1)	Southern Europe(1)	Northern Europe	APME	Right Management	Total
Staffing and Interim	$3,769.4	$8,588.5	$4,746.3	$2,394.0	$—	$19,498.2
Outcome-Based Solutions and Consulting	176.9	579.3	426.2	284.9	49.9	1,517.2
Permanent Recruitment	117.6	145.6	164.4	196.3	—	623.9
Other	95.4	58.2	33.6	15.1	149.6	351.9
Total	$4,159.3	$9,371.6	$5,370.5	$2,890.3	$199.5	$21,991.2
(1) Additional breakdown of Service Type revenue for Americas and Southern Europe are as follows:

Year Ended December 31, 2018
Services Types	United States	Other Americas	France	Italy	Other Southern Europe
Staffing and Interim	$2,208.3	$1,561.1	$5,526.5	$1,565.6	$1,496.4
Outcome-Based Solutions and Consulting	129.7	47.2	224.7	48.4	306.2
Permanent Recruitment	92.9	24.7	54.9	35.9	54.8
Other	91.4	4.0	21.6	20.7	15.9
Total	$2,522.3	$1,637.0	$5,827.7	$1,670.6	$1,873.3

Year Ended December 31, 2018
Timing of Revenue Recognition	Americas(1)	Southern Europe(1)	Northern Europe	APME	Right Management	Total
Services transferred over time	$4,090.7	$9,239.9	$5,229.1	$2,758.3	$199.5	$21,517.5
Services transferred at a point in time	68.6	131.7	141.4	132.0	—	473.7
Total	$4,159.3	$9,371.6	$5,370.5	$2,890.3	$199.5	$21,991.2

(1) Additional breakdown of Timing of Revenue Recognition for Americas and Southern Europe are as follows:

Year Ended December 31, 2018
Timing of Revenue Recognition	United States	Other Americas	France	Italy	Other Southern Europe
Services transferred over time	$2,471.0	$1,619.7	$5,775.1	$1,637.1	$1,827.7
Services transferred at a point in time	51.3	17.3	52.6	33.5	45.6
Total	$2,522.3	$1,637.0	$5,827.7	$1,670.6	$1,873.3

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

Our deferred revenue was $42.8 at December 31, 2018 and $48.0 at December 31, 2017. We recognized the entire amount of the deferred revenue balance as of December 31, 2017 as revenue during the year ended December 31, 2018.

(4) Share-Based Compensation Plans

During 2018, 2017 and 2016, we recognized $27.8, $28.7 and $27.1, respectively, in share-based compensation expense related to stock options, deferred stock, restricted stock and performance share units, all of which is recorded in selling and administrative expenses. Consideration received from share-based awards for 2018, 2017 and 2016 was $5.2, $44.2 and $19.7, respectively. The total income tax benefit recognized related to share-based compensation during 2018, 2017 and 2016 was $4.5, $23.7 and $7.4, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

Stock Options

All share-based compensation is granted under the 2011 Equity Incentive Plan of Manpower Inc. (“2011 Plan”). Options and stock appreciation rights are granted at a price not less than 100% of the fair market value of the common stock at the date of grant. Generally, options are granted with a ratable vesting period of up to four years and expire ten years from date of grant. No stock appreciation rights had been granted or were outstanding as of December 31, 2018 or 2017. A summary of stock option activity is as follows:

	Shares (000)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2016	1,272	$64
Granted	166	75
Exercised	(279)	63		$5
Expired or cancelled	(32)	67
Outstanding, December 31, 2016	1,127	$66	4.9	$26
Vested or expected to vest, December 31, 2016	1,122	$66	4.9
Exercisable, December 31, 2016	756	$62	3.3	$20
Outstanding, January 1, 2017	1,127	$66
Granted	145	97
Exercised	(680)	64		$24
Expired or cancelled	(18)	75
Outstanding, December 31, 2017	574	$77	7.1	$28
Vested or expected to vest, December 31, 2017	571	$77	7.1
Exercisable, December 31, 2017	220	$65	5.3	$14
Outstanding, January 1, 2018	574	$77
Granted	122	123
Exercised	(24)	78		$1
Expired or cancelled	—	—
Outstanding, December 31, 2018	672	$85	5.9	$1
Vested or expected to vest, December 31, 2018	670	$85	5.9
Exercisable, December 31, 2018	401	$76	4.5	$1

Options outstanding and exercisable as of December 31, 2018 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares (000)	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares (000)	Weighted-Average Exercise Price
$27-$49	35	1.8	$39	35	$39
$50-$73	67	2.8	55	67	55
$74-$85	309	5.8	77	223	77
$86-$123	261	7.4	109	76	105
	672	5.9	$85	401	$76

We have recognized expense of $4.0, $3.7 and $3.0 related to stock options for the years ended December 31, 2018, 2017 and 2016, respectively. The total fair value of options vested during the same periods was $3.1, $2.3 and $2.5, respectively. As of December 31, 2018, total unrecognized compensation cost was approximately $3.6, net of estimated forfeitures, which we expect to recognize over a weighted-average period of approximately 1.7 years.

We estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Year Ended December 31	2018	2017	2016
Average risk-free interest rate	2.6%	2.0%	1.4%
Expected dividend yield	1.6%	2.0%	2.1%
Expected volatility	27.0%	31.0%	33.0%
Expected term (years)	6.0	6.0	6.0

The average risk-free interest rate is based on United States Treasury security rates corresponding to the expected term in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (weighted 75%) of our stock price over the past five years and implied volatility (weighted 25%) based upon exchange traded options for our common stock. We believe that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than considering purely historical volatility. We determined the expected term of the stock options using historical data. The weighted-average grant-date fair value per option granted during the year was $31.46, $25.58 and $19.68 in 2018, 2017 and 2016, respectively.

Deferred Stock

Our non-employee directors may elect to receive deferred stock in lieu of part or all of their annual cash retainer otherwise payable to them. The number of shares of deferred stock is determined pursuant to a formula set forth in the terms and conditions adopted under the 2011 Plan; the deferred stock is settled in shares of common stock according to these terms and conditions. During December 31, 2018, 2017 and 2016, there were 5,551, 3,647 and 3,714, respectively, shares of deferred stock awarded under this arrangement, all of which are vested.

Non-employee directors also receive an annual grant of deferred stock (or restricted stock, if they so elect) as additional compensation for board service. The award vests in equal quarterly installments over one year and the vested portion of the deferred stock is settled in shares of common stock either upon a director’s termination of service or three years after the date of grant (which may in most cases be extended at the directors’ election) in accordance with the terms and conditions under the 2011 Plan. During 2018, 2017 and 2016, there were 10,152, 9,857 and 8,388, respectively, shares of deferred stock and 6,345, 9,792 and 9,966, respectively, shares of restricted stock granted under this arrangement, all of which are vested except for 1,666 shares of restricted stock granted in 2018 that were cancelled. We recognized expense of $1.9, $1.4 and $1.1 related to deferred stock in 2018, 2017 and 2016, respectively.

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

A summary of restricted stock activity is as follows:

	Shares (000)	Wtd. Avg. Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unvested, January 1, 2016	405	$64	1.3
Granted	232	75
Vested	(172)	62
Forfeited	(14)	76
Unvested, December 31, 2016	451	$70	1.4
Granted	167	$98
Vested	(133)	79
Forfeited	(37)	80
Unvested, December 31, 2017	448	$77	1.2
Granted	145	$119
Vested	(174)	77
Forfeited	(23)	89
Unvested, December 31, 2018	396	$92	1.3	$26

During 2018, 2017 and 2016, we recognized $13.3, $12.3 and $13.8, respectively, of expense related to restricted stock awards. As of December 31, 2018, there was approximately $15.2 of total unrecognized compensation cost related to unvested restricted stock, which we expect to recognize over a weighted-average period of approximately 2.0 years.

Performance Share Units

Our 2011 Plan allows us to grant performance share units. We grant performance share units typically with a performance period of three years. Vesting of units occurs at the end of the performance period or after a subsequent holding period, except in the case of termination of employment where the units are forfeited immediately. Upon retirement, a prorated number of units vest depending on the period worked from the grant date to retirement date or in certain cases all of the units vest. In the case of death or disability, the units immediately vest at the Target Award level if the death or disability date is during the performance period, or at the level determined by the performance criteria met during the performance period if the death or disability occurs during the subsequent holding period. The units are settled in shares of our common stock. A payout multiple is applied to the units awarded based on the performance criteria determined by the Executive Compensation and Human Resources Committee of the Board of Directors at the time of grant.

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

A summary of the performance share units detail by grant year is as follows:

	2015	2016	2017	2018
Grant Date(s)	February 11, 2015	February 16, 2016	February 9, 2017	February 15, 2018
Performance Period (years)	2015-2017	2016-2018	2017-2019	2018-2020
Vesting Date	February 2018	February 2019(a)	February 2020(a)	February 2021(a)
Payout Levels (in units):
Threshold Award	82,298	65,141	57,563	47,003
Target Award	164,595	130,282	115,125	94,005
Outstanding Award	329,190	260,564	230,250	188,010
Shares Issued in 2018	219,519	—	—	—
Payout Achieved Over Performance Period	—	123,767	—	—
(a) 2016, 2017 and 2018 awards are scheduled to vest in February 2019, 2020, and 2021, respectively, when the Executive Compensation and Human Resources Committee of the Board of Directors determines the achievement of the performance criteria.

We recognize and adjust compensation expense based on the likelihood of the performance criteria specified in the award being achieved. The compensation expense is recognized over the performance and holding periods and is recorded in selling and administrative expenses. We have recognized total compensation expense of $8.4, $10.8 and $9.1 in 2018, 2017 and 2016, respectively, related to the performance share units.

Other Stock Plans

Under the 1990 Employee Stock Purchase Plan, designated employees meeting certain service requirements may purchase shares of our common stock through payroll deductions. These shares may be purchased at their fair market value on a monthly basis. The current plan is non-compensatory according to the accounting guidance on share-based payments.

We also maintain the Savings Related Share Option Scheme for United Kingdom employees with at least one year of service. The employees are offered the opportunity to obtain an option for a specified number of shares of common stock at not less than 85% of its market value on the day prior to the offer to participate in the plan. Options vest after either three or five years, but may lapse earlier. Funds used to purchase the shares are accumulated through specified payroll deductions over a 60-month period. We recognized an expense of $0.2, $0.5 and $0.1 for shares purchased under the plan in 2018, 2017 and 2016, respectively.

Adoption of New Accounting Guidance on Share-Based Payment Awards

As of January 1, 2018, we adopted the new accounting guidance on share-based payment awards. The guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the guidance, modification accounting is required only if the fair value, vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. Adoption of this guidance had no impact on our Consolidated Financial Statements.

(5) Net Earnings Per Share

The calculation of net earnings per share - basic and net earnings per share - diluted were as follows:

Year Ended December 31	2018	2017	2016
Net earnings available to common shareholders:	$556.7	$545.4	$443.7
Weighted-average common shares outstanding (in millions):
Weighted-average common shares outstanding - basic	64.6	67.1	70.1
Effect of dilutive securities - stock options	0.1	0.2	0.2
Effect of other share-based awards	0.4	0.6	0.5
Weighted-average common shares outstanding - diluted	65.1	67.9	70.8
Net earnings per share - basic	$8.62	$8.13	$6.33
Net earnings per share - diluted	$8.56	$8.04	$6.27

There were certain share-based awards excluded from the calculation of net earnings per share - diluted for the year ended December 31, 2018 and 2016, because the their impact was anti-dilutive. No share-based awards were excluded from the calculation for the year ended December 31, 2017. The number, exercise prices and weighted-average remaining life of these antidilutive awards were as follows:

	2018	2017	2016
Shares (in thousands)	264	—	20
Exercise price	$109	$—	$93
Weighted-average remaining life	1.2 years	—	0.4 years

(6) Income Taxes

On December 22, 2017, the United States enacted the Tax Act, which made broad changes to the tax code including a reduction of the United States federal corporate income tax rate from 35% to 21% effective January 1, 2018 as well as a transition to a Territorial Tax regime. Due to the timing and complexity of the Tax Act, we recorded provisional amounts based on reasonable estimates for the year ended and as of December 31, 2017. As allowed by the Securities and Exchange Commission, we revised our provisional amounts based on new guidance and additional analysis during a measurement period of one year from the enactment date ("one-year measurement period"). Our accounting for the effects of the Tax Act was completed in the fourth quarter of 2018.

The key provisions of the Tax Act and their related impacts, including the impact during the one-year measurement period, are as follows:

•
As a result of the Tax Act, the deferred tax liability previously recorded for non-United States earnings that were not permanently invested was reduced with a corresponding benefit to tax expense for the year ended December 31, 2017 of $275.8. This was comprised of the deferred tax liability recorded as of December 22, 2017, offset by $5.5 tax expense related to non-United States withholding tax. During the one-year measurement period, we increased the deferred tax liability by $9.2 due to non-United States withholding and other taxes provided on non-United States prior-year earnings that may be remitted.

•
As part of the transition to a Territorial Tax regime, a tax was imposed on our unremitted post-1986 non-United States earnings. In 2017, we estimated and recorded a transition tax expense of $170.2. During the one-year measurement period, the Transition tax recorded was reduced by a net $6.0 during the year ended December 31, 2018.

•
The impact of the Tax Act on our deferred tax assets and liabilities balance, excluding the provision for unremitted earnings, was a tax expense of $1.2. This amount remained unchanged during the year ended December 31, 2018.

•
The Tax Act created a new Global Intangible Low-Taxed Income (“GILTI”) tax regime. Under GILTI, income earned after December 31, 2017 by certain non-United States subsidiaries may be included currently in the gross income of the United States parent company. We made a policy decision to treat GILTI taxes as a current period expense.

The provision for income taxes was as follows:

Year Ended December 31	2018	2017	2016
Current
United States
Federal	$17.2	$211.7	$35.6
State	10.8	8.4	4.0
Non-United States	181.9	168.6	144.0
Total current	209.9	388.7	183.6
Deferred
United States
Federal	(7.5)	(178.2)	69.7
State	1.0	(0.8)	0.5
Non-United States	(5.4)	(17.8)	3.8
Total deferred	(11.9)	(196.8)	74.0
Total provision	$198.0	$191.9	$257.6

A tax reconciliation between taxes computed at the United States federal statutory rate of 21% for 2018 and 35% for 2017 and 2016 and the consolidated effective tax rate is as follows:

Year Ended December 31	2018	2017	2016
Income tax based on statutory rate	$158.5	$258.1	$245.5
Increase (decrease) resulting from:
Non-United States tax rate difference:
French business tax(1)	59.1	46.9	41.0
French CICE(2)	(39.9)	(77.1)	—
Other(1)(2)	20.0	(28.6)	(23.5)
Repatriation of non-United States earnings(2)(3)	2.5	69.7	(10.5)
State income taxes, net of federal benefit	8.2	1.1	2.2
Change in valuation allowance	0.7	(6.9)	(6.0)
Work Opportunity Tax Credit	(8.8)	(10.5)	(11.0)
Foreign-Derived Intangible Income deduction	(12.5)	—	—
United States Tax Act and French tax reform(3)	3.2	(73.7)	—
Other, net	7.0	12.9	19.9
Tax provision	$198.0	$191.9	$257.6
(1) The French business tax is allowed as a deduction for French income tax purposes. The gross amount of the French business tax was $74.8, $72.1 and $63.1 for 2018, 2017 and 2016, respectively. The amounts in the table above of $59.1, $46.9 and $41.0 for 2018, 2017 and 2016, respectively, represent the French business tax expense net of the French tax benefit using the United States federal rate of 21% for 2018 and 35% for 2017 and 2016. Included in Other Non-United States tax rate differences are a benefit of $10.1 for 2018 and an expense of $0.4 for both 2017 and 2016 related to the difference between the United States federal rate and the French tax rate applied to the respective gross amounts of the French business tax.
(2) The French CICE was a payroll tax credit that was tax-free for French tax purposes and increased French earnings. The amounts in the table above of $39.9 and $77.1 for 2018 and 2017, respectively, represent the French tax benefits using the United States federal rate of 21% for 2018 and 35% for 2017. Included in Other Non-United States tax rate differences are a benefit of $25.5 for 2018 and an expense of $1.3 for 2017 related to the difference between the United States federal rate and French tax rate applied to the respective gross French CICE amounts. The French tax benefits related to the CICE were $58.9 for 2016. Prior to the Tax Act, this increase in French earnings resulted in a United States tax expense as these French earnings were deemed to be not permanently invested, which was included in Repatriation of non-United States earnings. Included in Other Non-United States tax rate differences were benefits of $2.4 and $1.8 for 2017 and 2016, respectively, that related to French earnings that were deemed to be permanently invested.
(3) Prior to the enactment of the Tax Act on December 22, 2017, we recorded $83.3 of tax expense in 2017 related to non-United States earnings that were deemed to be not permanently invested. This amount was included in the Repatriation of non-United States earnings consistent with prior years. As a result of the Tax Act, this $83.3 was reversed as we were no longer recording United States federal income tax expense on these earnings, and this tax benefit was included in the United States Tax Act and French tax reform benefit of $73.7.

Deferred income taxes are recorded based on temporary differences at the tax rate expected to be in effect when the temporary differences reverse. The Tax Act significantly impacted our deferred income taxes. Temporary differences, which give rise to the deferred taxes, are as follows:

December 31	2018	2017
Future Income Tax Benefits (Expense)
Accrued payroll taxes and insurance	$13.8	$17.3
Employee compensation payable	17.8	20.2
Pension and postretirement benefits	46.9	49.0
Intangible assets	(102.1)	(103.0)
Repatriation of non-United States earnings	(15.3)	(5.5)
Loans denominated in foreign currencies	(19.6)	(13.5)
Net operating losses	100.5	104.1
Other	97.4	77.6
Valuation allowance	(72.4)	(77.5)
Total future tax benefits	$67.0	$68.7
Deferred tax asset	$99.3	$101.0
Deferred tax liability	(32.3)	(32.3)
Total future tax benefits	$67.0	$68.7

Pre-tax earnings of non-United States operations were $551.0, $514.9 and $482.2 in 2018, 2017 and 2016, respectively. We have not provided deferred taxes on $292.5 of unremitted earnings of non-United States subsidiaries that are considered permanently invested. As of December 31, 2018, deferred taxes for non-United States withholding and other taxes were provided on $1,729.3 of unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2018 and 2017, we have recorded a deferred tax liability of $15.3 and $5.5, respectively, related to these non-United States earnings that may be remitted.

We had United States federal and non-United States net operating loss carryforwards and United States state net operating loss carryforwards totaling $410.1 and $174.6, respectively, as of December 31, 2018. The net operating loss carryforwards expire as follows:

	United States Federal and Non-United States	United States State
2019	$6.1	$3.9
2020	3.1	0.2
2021	5.3	3.7
2022	4.5	4.0
2023	1.9	9.6
Thereafter	22.2	153.2
No expirations	367.0	—
Total net operating loss carryforwards	$410.1	$174.6

We have recorded a deferred tax asset of $100.5 as of December 31, 2018, for the benefit of these net operating losses. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. A related valuation allowance of $66.3 was recorded as of December 31, 2018, as management believed that realization of certain net operating loss carryforwards is unlikely.

As of December 31, 2018, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $34.2 that would favorably affect the effective tax rate if recognized. During 2018, we settled non-United States tax litigation unfavorably, resulting in a reduction to our unrecognized tax benefits of $42.4 with minimal impact to the tax provision. We do not expect our unrecognized tax benefits to change significantly over the next year.

As of December 31, 2017, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $66.5.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. In 2018, we recognized a reduction of interest and penalties due to the aforementioned tax litigation of $18.4. We accrued net interest and penalties of $0.2 and $0.3 in 2017 and in 2016, respectively.

The following table summarizes the activity related to our unrecognized tax benefits during 2018, 2017 and 2016:

	2018	2017	2016
Gross unrecognized tax benefits, beginning of year	$46.1	$23.8	$19.0
Increases in prior year tax positions	11.4	27.1	4.1
Decreases in prior year tax positions	(1.8)	(1.2)	(1.7)
Increases for current year tax positions	5.9	6.6	4.1
Expiration of statute of limitations and audit settlements	(29.4)	(10.2)	(1.7)
Gross unrecognized tax benefits, end of year	$32.2	$46.1	$23.8
Potential interest and penalties	2.0	20.4	20.2
Balance, end of year	$34.2	$66.5	$44.0

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2011 through 2018 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of December 31, 2018, we were subject to tax audits in Austria, Canada, Denmark, France, Germany, and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(7) Goodwill

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total(4)
Balance, January 1, 2017	$516.4	$97.0	$421.9	$77.0	$62.1	$65.5	$1,239.9
Goodwill acquired	—	10.0	0.1	24.9	—	—	35.0
Currency impact and other	2.8	14.9	46.1	4.3	—	—	68.1
Balance, December 31, 2017	519.2	121.9	468.1	106.2	62.1	65.5	1,343.0
Goodwill acquired	4.6	—	—	1.5	—	—	6.1
Goodwill allocated to business units sold	—	—	(8.8)	—	—	—	(8.8)
Currency impact and other	(3.9)	(9.7)	(23.9)	(5.7)	—	—	(43.2)
Balance, December 31, 2018	$519.9	$112.2	$435.4	$102.0	$62.1	$65.5	$1,297.1
(1) Balances related to United States were $476.5 as of January 1, 2017, December 31, 2017 and December 31, 2018.
(2) Balances related to France were $66.8, $76.3 and $68.9 as of January 1, 2017, December 31, 2017 and December 31, 2018, respectively. Balances related to Italy were $4.4, $5.0 and $4.8 as of January 1, 2017, December 31, 2017 and December 31, 2018, respectively.
(3) The majority of the Corporate balance as of December 31, 2018 relates to goodwill attributable to our acquisition of Jefferson Wells ($55.5) which is part of the United States reporting unit. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See the table below for the breakout of goodwill balances by reporting unit.
(4) Balances were net of accumulated impairment loss of $513.4 as of January 1, 2017, December 31, 2017 and December 31, 2018.

Goodwill balances by reporting unit were as follows:

December 31	2018	2017
United States	$532.0	$532.0
Germany	129.2	135.4
Netherlands	112.0	126.5
United Kingdom	93.7	89.2
France	68.9	76.3
Right Management	62.1	62.1
Other reporting units	299.2	321.5
Total goodwill	$1,297.1	$1,343.0

(8) Debt

Information concerning short-term borrowings is as follows:

December 31	2018	2017
Short-term borrowings	$49.9	$49.1
Weighted-average interest rates	8.4%	7.9%

We maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2018, such uncommitted credit lines totaled $319.9, of which $269.1 was unused. Under our revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year.

A summary of long-term debt is as follows:

December 31	2018	2017
Euro-denominated notes:
€500 due June 2026	$567.8	$—
€400 due September 2022	456.8	477.8
€350 due June 2018	—	420.0
Other	0.9	0.6
	1,025.5	898.4
Less - current maturities	0.2	420.3
Long-term debt	$1,025.3	$478.1

Euro Notes

On June 22, 2018, we offered and sold €500.0 aggregate principal amount of the Company’s 1.750% notes due June, 2026
(the “€500.0 notes”). The net proceeds from the €500.0 notes of €495.7 were used to repay our €350.0 notes due June 22, 2018, with the remaining balance used for general corporate purposes, which included share repurchases. The €500.0 notes were issued at a price of 99.564% to yield an effective interest rate of 1.809%. Interest on the €500.0 notes is payable in arrears on June 22 of each year. The €500.0 notes are unsecured senior obligations and will rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

Our €400.0 aggregate principal amount 1.875% notes (the "€400.0 notes") are due September, 2022. When the notes mature, we plan to repay the amounts with available cash, borrowings under our $600.0 revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we decide to replace either the €500.0 notes or the €400.0 notes.

Both the €500.0 notes and €400.0 notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. A portion of these notes has been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2018. For this portion of the Euro-denominated notes, since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See Note 13 to the Consolidated Financial Statements for further information.)

Revolving Credit Agreement

On June 18, 2018, we amended and restated our Five Year Credit Agreement with a syndicate of commercial banks, principally to revise the termination date of the facility from September 16, 2020 to June 18, 2023. The remaining material terms and conditions of the Agreement are substantially similar to the previous agreement. The Credit Agreement allows for borrowing of $600.0 in various currencies, and up to $150.0 may be used for the issuance of stand-by letters of credit. We had no borrowings under this facility as of both December 31, 2018 and 2017. Outstanding letters of credit issued under the Credit Agreement totaled $0.5 and $0.8 as of December 31, 2018 and 2017, respectively. Additional borrowings of $599.5 and $599.2 were available to us under the facility as of both December 31, 2018 and 2017, respectively.

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

Debt Maturities

The maturities of long-term debt payable within each of the four years subsequent to December 31, 2019 are as follows: 2020 — $0.2, 2021 — $0.0, 2022 — $457.3, 2023 — $0.0.

(9) Retirement and Deferred Compensation Plans

For all of our United States defined benefit and retiree health care plans, we adopted the Society of Actuaries’ RP-2006 mortality table with MP-2018 projection scale in determining the plans’ benefit obligations as of December 31, 2018.

As of January 1, 2018, we adopted the new guidance on the presentation of net periodic pension and postretirement benefit cost ("net benefit cost"). The new guidance requires bifurcation of net benefit cost, which used to be reported as an employee cost within operating income under the old guidance. The service cost component is still presented with other employee compensation cost in operating income or capitalized in assets in rare circumstances. The other components are now reported separately outside of operations, and are not eligible for capitalization. We have reclassified the prior year non-service cost components of net benefit cost to interest and other expenses from selling and administrative expenses to conform to the current period presentation. The non-service cost component was a net cost of $2.8 and $1.0 and a net credit of $5.3 for the years ended December 31, 2018, 2017 and 2016, respectively.

Defined Benefit Pension Plans

We sponsor several qualified and nonqualified pension plans covering permanent employees. During 2016, we transitioned an additional German plan associated with the employees who were transferred in as part of a new client contract. The unfunded portion of this plan was $56.4 and $61.8 as of December 31, 2018 and 2017, respectively, which will be partially funded by the client at the end of the contract. We have received a bank guarantee to cover the counterparty risk associated with this unfunded amount.

The reconciliation of the changes in the plans’ benefit obligations and the fair value of plan assets and the funded status of the plans are as follows:

	United States Plans		Non-United States Plans
Year Ended December 31	2018	2017	2018	2017
Change in Benefit Obligation
Benefit obligation, beginning of year	$53.7	$53.1	$489.5	$416.0
Service cost	—	—	10.9	10.1
Interest cost	1.6	1.7	10.0	8.9
Transfers	—	—	1.2	9.3
Actuarial (gain) loss	(2.0)	3.0	(28.0)	1.0
Plan participant contributions	—	—	0.2	0.2
Benefits paid	(4.4)	(4.1)	(10.5)	(9.5)
Currency exchange rate changes	—	—	(23.3)	53.5
Benefit obligation, end of year	$48.9	$53.7	$450.0	$489.5

	United States Plans		Non-United States Plans
Year Ended December 31	2018	2017	2018	2017
Change in Plan Assets
Fair value of plan assets, beginning of year	$38.7	$37.3	$376.7	$324.5
Actual return on plan assets	(0.7)	3.0	(2.4)	13.4
Transfers	—	—	(0.3)	1.8
Plan participant contributions	—	—	0.2	0.2
Company contributions	2.5	2.5	9.2	7.9
Benefits paid	(4.4)	(4.1)	(10.5)	(9.5)
Currency exchange rate changes	—	—	(18.8)	38.4
Fair value of plan assets, end of year	$36.1	$38.7	$354.1	$376.7
Funded Status at End of Year
Funded status, end of year	($12.8)	($15.0)	($95.9)	($112.8)
Amounts Recognized
Noncurrent assets	$15.0	$15.3	$46.9	$36.8
Current liabilities	(2.5)	(2.5)	(0.5)	(0.4)
Noncurrent liabilities	(25.3)	(27.8)	(142.3)	(149.2)
Net amount recognized	($12.8)	($15.0)	($95.9)	($112.8)

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of:

	United States Plans		Non-United States Plans
Year Ended December 31	2018	2017	2018	2017
Net loss	$13.7	$13.9	$16.5	$29.9
Prior service cost	—	—	7.7	6.7
Total	$13.7	$13.9	$24.2	$36.6

The accumulated benefit obligation for our plans that have plan assets was $390.4 and $433.0 as of December 31, 2018 and 2017, respectively. The accumulated benefit obligation for some of our plans exceeded the fair value of plan assets as follows:

December 31	2018	2017
Accumulated benefit obligation	$129.4	$135.9
Plan assets	67.0	65.5

The projected benefit obligation for some of our plans exceeded the fair value of plan assets as follows:

December 31	2018	2017
Projected benefit obligation	$135.8	$143.8
Plan assets	67.0	65.5

By their nature, certain of our plans do not have plan assets. The accumulated benefit obligation for these plans was $86.0 and $86.7 as of December 31, 2018 and 2017, respectively.

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for all plans were as follows:

Year Ended December 31	2018	2017	2016
Net Periodic Benefit Cost
Service cost	$10.9	$10.1	$8.0
Interest cost	11.6	10.6	11.8
Expected return on assets	(10.6)	(10.8)	(10.9)
Curtailment and settlement	—	—	(6.9)
Net loss	1.4	0.9	1.0
Prior service cost	0.6	0.4	0.4
Net periodic benefit cost	13.9	11.2	3.4
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income/Loss
Net (gain) loss	(16.6)	(1.5)	24.7
Prior service cost	1.4	2.9	—
Amortization of net loss	(1.4)	(0.9)	(1.0)
Amortization of prior service cost	(0.6)	(0.4)	(0.4)
Total recognized in other comprehensive income/loss	(17.2)	0.1	23.3
Total recognized in net periodic benefit cost and other comprehensive income/loss	($3.3)	$11.3	$26.7

Effective July 1, 2016, we terminated a defined benefit plan in Northern Europe and transitioned our employees to a defined contribution plan, resulting in a curtailment and settlement gain of 6.9.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2019 are $1.2 and $0.7, respectively.

The weighted-average assumptions used in the measurement of the benefit obligation were as follows:

	United States Plans		Non-United States Plans
Year Ended December 31	2018	2017	2018	2017
Discount rate	4.2%	3.6%	2.4%	2.1%
Rate of compensation increase	3.0%	3.0%	1.8%	1.9%

The weighted-average assumptions used in the measurement of the net periodic benefit cost were as follows:

	United States Plans			Non-United States Plans
Year Ended December 31	2018	2017	2016	2018	2017	2016
Discount rate - service cost	3.6%	4.1%	4.4%	2.1%	2.2%	3.2%
Discount rate - interest cost	3.2%	3.3%	3.4%	2.1%	2.2%	3.2%
Expected long-term return on plan assets	4.5%	4.8%	5.3%	2.7%	2.8%	3.4%
Rate of compensation increase	3.0%	3.0%	3.0%	1.8%	1.7%	2.2%

We determine our assumption for the discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the end of each fiscal year.

Our overall expected long-term rate of return used in the measurement of the 2018 net periodic benefit cost on United States plan assets was 4.5%, while the rates of return on our non-United States plans varied by country and ranged from 1.5% to 3.5%. For a majority of our plans, a building block approach has been employed to establish this return. Historical markets are studied and long-term historical relationships between equity securities and fixed income instruments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over time. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. We also use guaranteed insurance contracts for four of our foreign plans. Peer data and historical returns are reviewed to check for reasonableness and appropriateness of our expected rate of return.

Projected salary levels utilized in the determination of the projected benefit obligation for the pension plans are based upon historical experience and the future expectations for each respective country.

Our plans’ investment policies are to optimize the long-term return on plan assets at an acceptable level of risk and to maintain careful control of the risk level within each asset class. Our long-term objective is to minimize plan expenses and contributions by outperforming plan liabilities. We have historically used a balanced portfolio strategy based primarily on a target allocation of equity securities and fixed-income instruments, which vary by location. These target allocations, which are similar to the 2018 allocations, are determined based on the favorable risk tolerance characteristics of the plan and, at times, may be adjusted within a specified range to advance our overall objective.

The fair values of our pension plan assets are primarily determined by using market quotes and other relevant information that is generated by market transactions involving identical or comparable assets, except for the insurance contracts, which are measured at the present value of expected future benefit payments primarily using the Deutsche National Bank interest curve.

The fair value of our pension plan assets by asset category was as follows:

	United States Plans				Non-United States Plans
	Fair Value Measurements Using				Fair Value Measurements Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents(1)	$5.1	$—	$5.1	$—	$35.5	$35.5	$—	$—
Equity securities:
United States companies	6.3	6.3	—	—	16.6	16.6	—	—
International companies	—	—	—	—	13.9	13.9	—	—
Fixed income securities:
Government bonds(2)	18.4	—	18.4	—	55.5	—	55.5	—
Corporate bonds	6.3	—	6.3	—	43.9	—	43.9	—
Annuity contract	—	—	—	—	46.2	—	—	46.2
Guaranteed insurance contracts	—	—	—	—	17.7	—	17.7	—
Bank loans	—	—	—	—	8.9	—	8.9	—
Other types of investments:
Real estate funds	—	—	—	—	8.2	—	8.2	—
Insurance contracts	—	—	—	—	107.7	—	—	107.7
	$36.1	$6.3	$29.8	$—	$354.1	$66.0	$134.2	$153.9
(1) This category includes a prime obligations money market portfolio.
(2) This category includes United States Treasury/Federal agency securities and foreign government securities.

	United States Plans				Non-United States Plans
	Fair Value Measurements Using				Fair Value Measurements Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents(1)	$0.2	$—	$0.2	$—	$5.1	$5.1	$—	$—
Equity securities:
United States companies	12.3	12.3	—	—	15.2	15.2	—	—
International companies	—	—	—	—	35.7	35.7	—	—
Fixed income securities:
Government bonds(2)	15.2	—	15.2	—	45.2	—	45.2	—
Corporate bonds	11.0	—	11.0	—	59.8	—	59.8	—
Guaranteed insurance contracts	—	—	—	—	17.6	—	17.6	—
Annuity contract	—	—	—	—	55.3	—	55.3	—
Other types of investments:
Unitized funds(3)	—	—	—	—	25.8	25.8	—	—
Real estate funds	—	—	—	—	8.2	—	8.2	—
Insurance contracts	—	—	—	—	108.8	—	—	108.8
	$38.7	$12.3	$26.4	$—	$376.7	$81.8	$186.1	$108.8
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

Year Ended December 31	2018	2017
Balance, beginning of year	$108.8	$126.2
Transfers	46.2	(25.4)
Actual return on plan assets	4.2	(5.3)
Purchases, sales and settlements, net	(0.3)	(0.6)
Currency exchange rate changes	(5.0)	13.9
Balance, end of year	$153.9	$108.8

Retiree Health Care Plan

We provide medical and dental benefits to certain eligible retired employees in the United States. Due to the nature of the plan, there are no plan assets. The reconciliation of the changes in the plan’s benefit obligation and the statement of the funded status of the plan were as follows:

Year Ended December 31	2018	2017
Change in Benefit Obligation
Benefit obligation, beginning of year	$14.9	$15.6
Interest cost	0.5	0.6
Actuarial gain	(0.5)	(0.3)
Benefits paid	(1.2)	(1.0)
Benefit obligation, end of year	$13.7	$14.9
Funded Status at End of Year
Funded status, end of year	($13.7)	($14.9)
Amounts Recognized
Current liabilities	($1.1)	($1.2)
Noncurrent liabilities	(12.6)	(13.7)
Net amount recognized	($13.7)	($14.9)

The amount recognized in accumulated other comprehensive loss, net of tax, consists of a net loss of $0.9 and $1.4 for 2018 and 2017, respectively, and a prior service credit of $4.1 and $4.8 in 2018 and 2017, respectively.

The discount rate used in the measurement of the benefit obligation was 4.2% and 3.5% in 2018 and 2017, respectively. The discount rate used in the measurement of net periodic benefit cost was 3.2%, 4.0% and 4.3% in 2018, 2017, and 2016, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive loss for this plan were as follows:

Year Ended December 31	2018	2017	2016
Net Periodic Benefit Credit
Interest cost	$0.5	$0.6	$0.7
Net loss	0.1	0.1	0.1
Prior service credit	(0.8)	(0.8)	(0.8)
Net periodic benefit credit	($0.2)	($0.1)	$—
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income/Loss
Net (gain) loss	($0.5)	($0.3)	$0.2
Amortization of net loss	(0.1)	(0.1)	(0.1)
Amortization of prior service credit	0.8	0.8	0.8
Total recognized in other comprehensive income/loss	0.2	0.4	0.9
Total recognized in net periodic benefit cost and other comprehensive income/loss	$—	$0.3	$0.9

The estimated prior service credit for the retiree health care plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2019 is $0.8.

The health care cost trend rate is assumed to be 7.3% for 2019, decreasing gradually to an ultimate rate of 4.5% in 2025. Assumed health care cost trend rates could have a significant effect on the amounts reported. A one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$—	$—
Effect on benefit obligation	0.3	(0.3)

Future Contributions and Payments

During 2019, we plan to contribute approximately $7.8 to our pension plans and to fund our retiree health care payments as incurred. Projected benefit payments from the plans as of December 31, 2018 were estimated as follows:

Year	Pension Plans	Retiree Health Care Plan
2019	$12.3	$1.1
2020	13.2	1.1
2021	15.3	1.1
2022	16.0	1.1
2023	17.9	1.1
2024–2028	117.4	4.9
Total projected benefit payments	$192.1	$10.4

Defined Contribution Plans and Deferred Compensation Plans

We have defined contribution plans covering substantially all permanent United States employees and various other employees throughout the world. With our company-sponsored plans, employees may elect to contribute a portion of their salary to the plans and we match a portion of their contributions up to a maximum percentage of the employee’s salary. In addition, profit sharing contributions are made if a targeted earnings level is reached. The total expense for our match and any profit sharing contributions was $17.7, $17.6 and $21.4 for the years ended December 31, 2018, 2017 and 2016, respectively. In certain countries with statutory defined contribution plans, we pay a percentage of the employees' salary in pension premiums. The total expense for the statutory defined contribution plans was $37.4, $35.6 and $24.0 for the years ended December 31, 2018, 2017 and 2016, respectively.

We also have deferred compensation plans in the United States. One of the plans had an asset and liability of $88.5 and $98.0 as of December 31, 2018 and 2017, respectively, with the remaining plans holding immaterial amounts of assets and liabilities.

(10) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

December 31	2018	2017
Foreign currency translation	$(223.2)	$(87.7)
Translation loss on net investment hedge, net of income taxes of $(12.9) and $(23.1), respectively	(4.7)	(39.9)
Translation loss on long-term intercompany loans	(137.2)	(128.8)
Unrealized gain on investments, net of income taxes of $0.0 and $3.4, respectively	—	15.3
Defined benefit pension plans, net of income taxes of $(23.2) and $(27.8), respectively	(37.9)	(50.5)
Retiree health care plan, net of income taxes of $2.0 for both 2018 and 2017	3.2	3.4
Accumulated other comprehensive loss	$(399.8)	$(288.2)

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

(11) Leases

We lease property and equipment primarily under operating leases. Renewal options exist for substantially all leases. Future undiscounted minimum payments, by year and in the aggregate, under noncancelable operating leases with any remaining terms consisted of the following as of December 31, 2018:

Year
2019	$151.4
2020	115.2
2021	85.5
2022	65.0
2023	44.1
Thereafter	105.6
Total minimum lease payments	$566.8

Rental expense for all operating leases was $175.8, $173.1 and $166.5 for the years ended December 31, 2018, 2017 and 2016, respectively.

(12) Interest and Other Expenses

Interest and other expenses consisted of the following:

Year Ended December 31	2018	2017	2016
Interest expense	$47.0	$49.4	$49.5
Interest income	(6.0)	(4.8)	(3.6)
Foreign exchange loss	1.4	0.8	2.8
Miscellaneous (income) expense, net	(0.4)	6.5	(4.5)
Interest and other expenses	$42.0	$51.9	$44.2

As of January 1, 2018, we adopted new accounting guidance on presentation of net periodic pension and postretirement benefit cost ("net benefit cost"). Under the new guidance, we are required to present non-service cost components of net benefit cost in interest and other expenses, as opposed to selling and administrative expenses. All previously reported results have been restated to conform to the current year presentation. (See Note 9 to the Consolidated Financial Statements for further information.)

(13) Derivative Financial Instruments

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

Foreign Currency Exchange Rate Risk Management

A portion of the €400.0 Notes ($456.8) and €500.0 ($567.8) Notes was designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of December 31, 2018. For this portion of the Euro-denominated notes, the gain or loss associated with foreign currency translation is recorded as a component of accumulated other comprehensive loss, net of taxes. As of December 31, 2018 and 2017, we had an unrealized loss of $0.5 and $35.7, respectively, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

On occasion, forward contracts are designated as a hedge of our net investment in our foreign subsidiaries. We had a translation loss of $4.2 as of both December 31, 2018 and 2017, included in accumulated other comprehensive loss, net of taxes, as the net investment hedge was deemed effective.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. We recorded a $2.2 gain, no gain or loss, and a loss of $1.6 for the years ended December 31, 2018, 2017 and 2016, respectively, associated with our forward contracts in interest and other expenses.

The fair value measurements of these items recorded in our Consolidated Balance Sheets as of December 31, 2018 and 2017 are disclosed in Note 1 to the Consolidated Financial Statements.

(14) Contingencies

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

On April 26, 2017, the sellers of 7S, a company we acquired in 2015, formally disputed the contingent consideration related to the acquisition and are claiming an additional $23.9 (€20.8), plus interest. The dispute has been heard by an arbitration tribunal in Germany, which is expected to render its decision during 2019. We have vigorously defended these claims in the arbitration, and we believe no further amounts are due. We are not currently able to predict the outcome of the arbitration, and consequently, no amounts have been recorded in the Consolidated Financial Statements.

Guarantees

We have entered into certain guarantee contracts and stand-by letters of credit that total $190.3 ($139.0 for guarantees and $51.3 for stand-by letters of credit) as of December 31, 2018. The guarantees primarily relate to operating leases and indebtedness. The stand-by letters of credit relate to insurance requirements and debt facilities. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

(15) Segment Data

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

Total assets for the segments are reported after the elimination of investments in subsidiaries and intercompany accounts.

Year Ended December 31	2018	2017	2016
Revenues from Services(a)
Americas:
United States(b)	$2,522.3	$2,659.0	$2,836.8
Other Americas	1,637.0	1,557.4	1,460.4
	4,159.3	4,216.4	4,297.2
Southern Europe:
France	5,827.7	5,477.2	4,837.4
Italy	1,670.6	1,475.9	1,167.7
Other Southern Europe	1,873.3	1,703.9	1,492.5
	9,371.6	8,657.0	7,497.6
Northern Europe	5,370.5	5,306.4	5,129.1
APME	2,890.3	2,636.4	2,471.3
Right Management	199.5	218.1	258.9
	$21,991.2	$21,034.3	$19,654.1
Operating Unit Profit
Americas:
United States	$130.8	$152.1	$142.3
Other Americas	73.1	61.2	53.6
	203.9	213.3	195.9
Southern Europe:
France	290.4	280.0	252.5
Italy	111.1	104.5	79.1
Other Southern Europe	66.1	59.4	47.2
	467.6	443.9	378.8
Northern Europe	122.7	140.1	166.4
APME	114.8	98.9	88.5
Right Management	32.8	36.0	44.7
	941.8	932.2	874.3
Corporate expenses	(110.0)	(108.4)	(92.8)
Intangible asset amortization expense(c)	(35.1)	(34.6)	(36.0)
Interest and other expenses	(42.0)	(51.9)	(44.2)
Earnings before income taxes	$754.7	$737.3	$701.3

(a) Further breakdown of revenues from services by geographical region was as follows:

Revenues from Services	2018	2017	2016
United States	$2,608.9	$2,758.5	$2,950.2
France	5,846.4	5,493.9	4,857.3
Italy	1,673.9	1,479.4	1,170.7
United Kingdom	1,672.1	1,619.2	1,819.7
Total Foreign	19,382.3	18,275.8	16,703.9
(b) The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $15.0, $14.8 and $15.1 for 2018, 2017 and 2016, respectively.
(c) Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Year Ended December 31	2018	2017	2016
Depreciation and Amortization Expense
Americas:
United States	$8.2	$9.3	$9.9
Other Americas	2.2	2.5	2.7
	10.4	11.8	12.6
Southern Europe:
France	14.0	12.3	11.0
Italy	1.9	1.8	1.9
Other Southern Europe	4.8	4.7	3.5
	20.7	18.8	16.4
Northern Europe	11.0	10.6	10.9
APME	5.7	4.7	5.3
Right Management	2.8	3.7	3.9
Corporate expenses	0.1	0.2	0.2
Intangible asset amortization expense(a)	35.1	34.6	36.0
	$85.8	$84.4	$85.3
Earnings from Equity Investments
Americas:
United States	$—	$—	$—
Other Americas	—	—	—
	—	—	—
Southern Europe:
France	—	—	—
Italy	(0.2)	—	—
Other Southern Europe	1.7	15.0	3.6
	1.5	15.0	3.6
Northern Europe	—	—	—
APME	(0.3)	—	—
Right Management	—	—	—
	$1.2	$15.0	$3.6
(a) Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

As of December 31	2018	2017	2016
Total Assets
Americas:
United States	$1,827.4	$1,781.4	$1,718.9
Other Americas	341.5	329.2	314.4
	2,168.9	2,110.6	2,033.3
Southern Europe:
France	2,729.7	2,753.1	2,104.8
Italy	405.0	436.7	294.9
Other Southern Europe	576.7	596.2	490.1
	3,711.4	3,786.0	2,889.8
Northern Europe	1,237.0	1,569.0	1,292.4
APME	754.0	780.7	612.8
Right Management	127.6	138.1	136.6
Corporate(a)	520.9	499.2	609.3
	$8,519.8	$8,883.6	$7,574.2
Equity Investments
Americas:
United States	$—	$—	$—
Other Americas	—	—	—
	—	—	—
Southern Europe:
France	—	—	0.2
Italy	0.3	0.4	0.4
Other Southern Europe	157.8	157.2	139.1
	158.1	157.6	139.7
Northern Europe	—	—	0.1
APME	2.3	0.1	—
Right Management	—	—	—
Corporate	1.0	1.0	6.0
	$161.4	$158.7	$145.8
(a) Corporate assets include assets that were not used in the operations of any segment, the most significant of which were purchased intangibles and cash.

As of and Year Ended December 31	2018	2017	2016
Long-lived Assets(a)
Americas:
United States	$19.6	$20.6	$27.7
Other Americas	6.0	6.1	6.3
	25.6	26.7	34.0
Southern Europe:
France	49.2	47.9	39.7
Italy	5.0	4.9	4.4
Other Southern Europe	23.4	24.3	18.3
	77.6	77.1	62.4
Northern Europe	29.9	28.0	25.4
APME	21.5	21.4	17.9
Right Management	5.3	8.0	10.7
Corporate	0.1	0.1	0.2
	$160.0	$161.3	$150.6
Additions to Long-Lived Assets
Americas:
United States	$7.6	$6.7	$11.9
Other Americas	2.8	2.4	1.9
	10.4	9.1	13.8
Southern Europe:
France	18.1	15.2	13.3
Italy	2.2	1.7	1.7
Other Southern Europe	5.9	8.8	8.9
	26.2	25.7	23.9
Northern Europe	16.6	11.8	8.5
APME	6.8	6.3	3.9
Right Management	0.2	1.0	4.5
Corporate	0.1	—	—
	$60.3	$53.9	$54.6
(a) Further breakdown of long-lived assets by geographical region was as follows:

Long-Lived Assets	2018	2017	2016
United States	$22.4	$24.9	$33.9
France	50.1	49.1	40.9
Italy	5.0	4.9	4.4
United Kingdom	7.0	9.1	9.0
Total Foreign	137.6	136.4	116.7

(16) Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2018
Revenues from services	$5,522.4	$5,656.9	$5,418.7	$5,393.2	$21,991.2
Gross profit	885.4	922.7	890.6	880.3	3,579.0
Operating profit(a)	153.8	208.3	216.7	217.9	796.7
Net earnings	97.0	143.4	158.0	158.3	556.7
Net earnings per share — basic	$1.46	$2.18	$2.45	$2.56	$8.62
Net earnings per share — diluted(b)	1.45	2.17	2.43	2.54	8.56
Dividends per share	—	1.01	—	1.01	2.02

Year Ended December 31, 2017
Revenues from services	$4,757.2	$5,174.8	$5,464.8	$5,637.5	$21,034.3
Gross profit	787.8	861.7	900.6	934.5	3,484.6
Operating profit(c)(f)	127.9	195.2	228.7	237.4	789.2
Net earnings(d)	74.4	117.0	137.7	216.3	545.4
Net earnings per share — basic	$1.10	$1.74	$2.06	$3.26	$8.13
Net earnings per share — diluted(e)	1.09	1.72	2.04	3.22	8.04
Dividends per share	—	0.93	—	0.93	1.86
(a) Included restructuring costs of $24.0 and $15.3 recorded in the first and second quarter, respectively.
(b) Included in the results are restructuring costs per diluted share of $(0.27) and $(0.18) for the first and second quarter, respectively.
(c) Included restructuring costs of $24.0 and $10.5 recorded in the first and second quarter, respectively.
(d) Included net tax benefits related to the Tax Act and French tax reform of $73.7 in the fourth quarter.
(e) Included in the results are restructuring costs per diluted share of $(0.30) and $(0.10) for the first and second quarter, respectively, and net tax benefits per diluted share of $1.10 for the fourth quarter.
(f) As of January 1, 2018, we adopted new accounting guidance on presentation of net periodic pension and postretirement benefit cost ("net benefit cost"). Under the new guidance, we are required to present non-service cost components of net benefit cost in interest and other expenses, as opposed to selling and administrative expenses. All previously reported results have been restated to conform to the current year presentation. (See Note 9 to the Consolidated Financial Statements for further information.)

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

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation we have concluded that our internal control over financial reporting was effective as of December 31, 2018.

Deloitte & Touche LLP, our independent registered public accounting firm, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included herein.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During 2018, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements to facilitate the adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting upon adoption of the new standard. During 2018, we implemented internal controls to ensure we have adequately evaluated our lease portfolio and properly assessed the impact of the new accounting standards related to leases on our financial statements to facilitate the adoption on January 1, 2019. We do not expect significant changes to our internal control over financial reporting due to the adoption of the new standard.

Item 9B.            Other Information

Not applicable.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Executive Officers of ManpowerGroup” in Part I after Item 4.

(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2019 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)
The board of directors has determined that each of Gina R. Boswell, John F. Ferraro, and Paul Read, chair of the audit committee, is an “audit committee financial expert.” Ms. Boswell, Mr. Ferraro, and Mr. Read are all “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2019 under the caption “Election of Directors - Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

(e)
Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2019 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

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

Item 11.             Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2019, under the captions "Compensation Discussion and Analysis," "Compensation Tables" and "CEO Pay Ratio;" under the caption “Executive Compensation and Human Resources Committee Interlocks and Insider Participation;” and under the caption “Report of the Executive Compensation and Human Resources Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2019, under the caption “Security Ownership of Certain Beneficial Owners,” under the caption “Beneficial Ownership of Directors and Executive Officers,” which information is hereby incorporated herein by reference.

The following table sets forth information as of December 31, 2018 about shares of our common stock outstanding and available for issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2018	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2018 ($)	Weighted-average contractual term of outstanding options, warrants and rights as of December 31, 2018 (years)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2018 (excluding securities reflected in the first column)(1)
Equity compensation plans approved by security holders	1,534,928	91.19	3.4	3,378,602
Equity compensation plans not approved by security holders	—	—	—	—
Total	1,534,928	91.19	3.4	3,378,602
(1) Includes the number of shares remaining available for future issuance under the following plans: 1990 Employee Stock Purchase Plan – 103,219 shares; Savings Related Share Option Scheme – 622,266 shares; and 2011 Equity Incentive Plan – 2,653,117 shares.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2019, under the caption “Board Independence and Related Party Transactions” and “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14.             Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2019, under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Approval Procedures” in the Audit Committee Report, which information is hereby incorporated herein by reference.

PART IV

Item 15.             Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedule.
SCHEDULE II—Valuation and Qualifying Accounts
For the years ended December 31, 2018, 2017 and 2016, in millions:
Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2018	$110.8	$23.0	$(12.0)	$(6.3)	$0.2	$115.7
2017	98.2	18.1	(17.6)	12.4	(0.3)	110.8
2016	98.1	20.4	(16.9)	(3.2)	(0.2)	98.2

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

4.1
Fiscal and Paying Agency Agreement between the Company and Citibank, N.A., London Branch as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of June 18, 2018 (including the form of Note attached thereto as Schedule I), incorporated by reference to the Company’s Current Report on Form 8-K dated June 18, 2018.

4.2
Fiscal and Paying Agency Agreement between the Company and Citibank, N.A., as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of September 11, 2015 (including the form of Note attached thereto as Schedule I), incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 2015.

10.1
Amended and Restated Five-Year Credit Agreement dated as of June 18, 2018 among the Company, a syndicate of lenders and Citibank, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K dated June 18, 2018.

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
Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors Under the 2011 Equity Incentive Plan (Amended and Restated January 1, 2018), incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. **

10.6(c)
ManpowerGroup Inc. Compensation for Non-Employee Directors (Amended and Restated Effective January 1, 2018), incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. **

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

10.6(g)
Form of Amendment to Severance Agreement entered into between the Company and Jonas Prising, Darryl Green and Mara Swan, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. **

10.6(h)	Severance Agreement dated November 8, 2018 between the Company and Richard Buchband. **

10.6(i)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 28, 2009), incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 4, 2009. **

10.6(j)	Amendment of Manpower Inc. 2003 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. **

10.6(k)
2011 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 29, 2014), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. **

10.6(l)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.7(a)	Form of Stock Option Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.7(b)	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.7(c)	Form of 2014 Career Share Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.7(d)	Form of 2014 Performance Share Unit Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.7(e)
Form of 2016 Performance Share Unit Agreement under 2011 Equity Incentive Plan of ManpowerGroup Inc., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016. **

10.8(a)	Severance Agreement between Ram Chandrashekar and the Company dated August 2, 2018, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. **

10.8(b)	Letter Agreement between Ram Chandrashekar and the Company dated March 8, 2013, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2014. **

10.9(a)	Severance Agreement between John T. McGinnis and the Company dated December 12, 2018, incorporated by reference to the Company's Current Report on Form 8-K dated December 12, 2018. **

10.9(b)	Letter Agreement between John T. McGinnis and the Company dated as of November 17, 2015, incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 2016. **

10.10	ManpowerGroup Inc. Annual Incentive Plan, incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2018. **

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

 **    Management contract or compensatory plan or arrangement.

Item 16.               Form 10-K summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWERGROUP INC.

By:	/s/ Jonas Prising
Jonas Prising Chairman and Chief Executive Officer

Date:	February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonas Prising Jonas Prising	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)	February 22, 2019

/s/ John T. McGinnis John T. McGinnis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2019

/s/ Donald Mondano Donald Mondano	Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)	February 22, 2019

Directors: Gina R. Boswell, Cari M. Dominguez, William Downe, John F. Ferraro, Patricia A. Hemingway Hall, Julie M. Howard, Ulice Payne, Jr., Paul Read, Elizabeth P. Sartain, Michael J. Van Handel and John R. Walter

By:	/s/ Richard Buchband
Richard Buchband Attorney-In-Fact*

Date:	February 22, 2019

*    Pursuant to authority granted by powers of attorney, copies of which are filed herewith.