Form 10-Q
period 2019-03-31
ManpowerGroup Inc.
filed 2019-05-10
CIK 871763

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
March 31, 2019
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	MAN	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at May 7, 2019
Common Stock, $.01 par value	59,820,998

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions)

ASSETS

	March 31,	December 31,
	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$566.3	$591.9
Accounts receivable, less allowance for doubtful accounts of $114.9 and $115.7, respectively	5,186.3	5,276.1
Prepaid expenses and other assets	282.8	129.1
Total current assets	6,035.4	5,997.1

OTHER ASSETS:
Goodwill	1,293.6	1,297.1
Intangible assets, less accumulated amortization of $373.8 and $367.7, respectively	238.2	246.3
Operating lease right-of-use asset	434.0	—
Other assets	670.8	826.7
Total other assets	2,636.6	2,370.1

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	601.3	613.6
Less: accumulated depreciation and amortization	454.9	461.0
Net property and equipment	146.4	152.6
Total assets	$8,818.4	$8,519.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)
(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2019	2018
CURRENT LIABILITIES:
Accounts payable	$2,300.7	$2,266.7
Employee compensation payable	185.9	209.7
Accrued liabilities	553.5	411.0
Accrued payroll taxes and insurance	633.7	729.8
Value added taxes payable	490.4	508.6
Short-term borrowings and current maturities of long-term debt	52.6	50.1
Total current liabilities	4,216.8	4,175.9

OTHER LIABILITIES:
Long-term debt	1,003.3	1,025.3
Long-term operating lease liability	319.5	—
Other long-term liabilities	628.9	620.1
Total other liabilities	1,951.7	1,645.4

SHAREHOLDERS’ EQUITY:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 117,043,224 and 116,795,899 shares, respectively	1.2	1.2
Capital in excess of par value	3,343.0	3,337.5
Retained earnings	3,211.2	3,157.7
Accumulated other comprehensive loss	(401.8)	(399.8)
Treasury stock at cost, 57,308,380 and 56,044,485 shares, respectively	(3,578.0)	(3,471.7)
Total ManpowerGroup shareholders’ equity	2,575.6	2,624.9
Noncontrolling interests	74.3	73.6
Total shareholders’ equity	2,649.9	2,698.5
Total liabilities and shareholders’ equity	$8,818.4	$8,519.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	3 Months Ended
	March 31,
	2019	2018
Revenues from services	$5,044.9	$5,522.4
Cost of services	4,240.1	4,637.0
Gross profit	804.8	885.4
Selling and administrative expenses	699.3	731.6
Operating profit	105.5	153.8
Interest and other expenses	11.9	16.1
Earnings before income taxes	93.6	137.7
Provision for income taxes	40.1	40.7
Net earnings	$53.5	$97.0
Net earnings per share – basic	$0.88	$1.46
Net earnings per share – diluted	$0.88	$1.45
Weighted average shares – basic	60.6	66.3
Weighted average shares – diluted	61.0	66.9

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2019	2018
Net earnings	$53.5	$97.0
Other comprehensive (loss) income:
Foreign currency translation adjustments	(30.6)	47.7
Translation adjustments on net investment hedge, net of income taxes of $5.1 and $(4.8), respectively	17.4	(16.4)
Translation adjustments of long-term intercompany loans	11.0	7.6
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.1 and $0.2, respectively	0.2	0.5
Total other comprehensive (loss) income	(2.0)	39.4
Comprehensive income	$51.5	$136.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	3 Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$53.5	$97.0
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	19.4	21.7
Non-cash lease expense	30.0	—
Deferred income taxes	2.0	(11.9)
Provision for doubtful accounts	4.3	5.1
Share-based compensation	4.6	7.5
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	29.4	66.7
Other assets	(19.4)	(72.6)
Other liabilities	(21.9)	(171.9)
Cash provided by (used in) operating activities	101.9	(58.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10.0)	(12.7)
Acquisitions of businesses, net of cash acquired	—	(8.2)
Proceeds from the sale of investments, property and equipment	3.5	5.9
Cash used in investing activities	(6.5)	(15.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	2.3	(4.3)
Proceeds from long-term debt	0.4	—
Repayments of long-term debt	(0.1)	(0.1)
Payments of contingent consideration for acquisitions	(0.6)	(8.7)
Proceeds from share-based awards and other equity transactions	0.9	3.6
Payments to noncontrolling interests	—	(0.7)
Other share-based award transactions	(5.4)	(16.8)
Repurchases of common stock	(101.0)	(50.1)
Cash used in financing activities	(103.5)	(77.1)

Effect of exchange rate changes on cash	(17.5)	13.7
Change in cash and cash equivalents	(25.6)	(136.8)
Cash and cash equivalents, beginning of year	591.9	689.0
Cash and cash equivalents, end of period	$566.3	$552.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5.0	$6.4
Income taxes paid, net	$17.3	$16.6
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$14.4	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)
(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interests	Total
Balance, December 31, 2018	116,795,899	$1.2	$3,337.5	$3,157.7	$(399.8)	$(3,471.7)	$73.6	$2,698.5
Net earnings				53.5				53.5
Other comprehensive loss					(2.0)			(2.0)
Issuances under equity plans	247,325		0.4			(5.3)		(4.9)
Share-based compensation expense			4.6					4.6
Repurchases of common stock						(101.0)		(101.0)
Noncontrolling interest transactions			0.5				0.7	1.2
Balance, March 31, 2019	117,043,224	$1.2	$3,343.0	$3,211.2	$(401.8)	$(3,578.0)	$74.3	$2,649.9

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-Controlling Interests	Total
Balance, December 31, 2017	116,303,729	$1.2	$3,302.6	$2,713.0	$(288.2)	$(2,953.7)	$82.7	$2,857.6
Unrealized gain reclassified due to new accounting guidance on investments				15.3	(15.3)			—
Net earnings				97.0				97.0
Other comprehensive income					39.4			39.4
Issuances under equity plans	437,703		2.9			(16.7)		(13.8)
Share-based compensation expense			7.5					7.5
Repurchases of common stock						(50.1)		(50.1)
Noncontrolling interest transactions			0.3				1.1	1.4
Balance, March 31, 2018	116,741,432	$1.2	$3,313.3	$2,825.3	$(264.1)	$(3,020.5)	$83.8	$2,939.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2019 and 2018
(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K.

The information furnished reflects all adjustments that, in the opinion of management, were necessary for a fair statement of the Consolidated Financial Statements for the periods presented. Such adjustments were of a normal recurring nature, unless otherwise disclosed.

Leases

We determine whether a contract is or contains a lease at contract inception. Right-of-use (“ROU”) assets and long-term lease liabilities are presented as separate line items on our Consolidated Balance Sheets. Current operating lease liabilities are included in accrued expenses on our Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. As the rate implicit in the lease is not readily determinable in most of our leases, we use our incremental borrowing rate. We determine our incremental borrowing rate at the commencement date using our unsecured borrowing rate, adjusted for collaterization, lease term, economic environment, currency and other factors. ROU assets are recognized at commencement date at the value of the related lease liabilities, adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Our lease terms include options to renew or not terminate the lease when it is reasonably certain that we will exercise that option.

Lease expenses for operating leases are recognized on a straight-line basis over the lease term and recorded in selling and administrative expenses on the Consolidated Statements of Operations.

Subsequent Events

On April 3, 2019, we acquired the remaining 51% controlling interest in our Swiss franchise (“Manpower Switzerland”) to obtain full ownership of the entity. Additionally, as part of the purchase agreement we acquired the remaining 20% interest in Experis AG. Manpower Switzerland provides contingent staffing services under our Manpower brand in the four main language regions in Switzerland. Both Manpower Switzerland and Experis AG are reported in our Southern Europe segment. The aggregate cash consideration paid was $212.7 and was funded through cash on hand. Of the total consideration paid, $58.3 was for the acquired interests and the remaining $154.4 was for cash and cash equivalents.

Our investment in Manpower Switzerland prior to the acquisition was accounted for under the equity method of accounting and we recorded our share of equity income or loss in interest and other expenses on the Consolidated Statements of Operations.

The acquisition of the remaining controlling interest in Manpower Switzerland will be accounted for as a business combination and the assets and liabilities of Manpower Switzerland will be included in the Consolidated Balance Sheets as of the acquisition date, and its performance will be included in the Consolidated Statements of Operations subsequent to the acquisition date. The major classes of assets and liabilities of Manpower Switzerland are expected to be cash and cash equivalents, accounts receivable, current and long-term liabilities, goodwill and other intangible assets (amortizable and non-amortizable) and the funded status of its defined benefit pension plan.

The acquisition of the remaining interest of Experis AG will be accounted for as the purchase of a noncontrolling interest as we previously consolidated the entity.

On April 11, 2019, we sold a portion of our French payroll tax credits earned in 2018 for net proceeds of $103.5 (€92.0). We derecognized these receivables and the additional interest upon the sale date as the terms of the agreement are such that the transaction qualifies for sale treatment according to the accounting guidance on the transfer and servicing of assets. The discount on the sale of these receivables was recorded in cost of services as a reduction of the payroll tax credits.

We have evaluated all other events and transactions occurring after the balance sheet date through our filing date and have accrued or disclosed, if appropriate.

(2) Recent Accounting Standards

Accounting Standards Effective as of January 1, 2019

In February 2016, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on leases, ASU No. 2016-02, Leases (Topic 842), which we adopted on January 1, 2019. The new guidance requires that a lessee recognize ROU assets and lease liabilities on the balance sheet for leases with lease terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows depend on the classification by the lessee as a finance or operating lease. We determined that no cumulative effect adjustment to retained earnings was necessary upon adoption. As of the transition date, the ROU asset and total lease liability (current and long-term) were $458.1 and $458.7, respectively.

We elected the package of three practical expedients which lessened the transitional burden of implementing the new guidance. Accordingly, we did not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; or 3) the initial direct costs for any existing leases. We have elected the practical expedient to not separate lease and non-lease components.

In August 2017, the FASB issued new guidance on hedge accounting. The amendments in this guidance include the elimination of the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges, recognition and presentation of changes in the fair value of the hedging instrument, recognition and presentation of components excluded from an entity's hedge effectiveness assessment, addition of the ability to elect to perform subsequent effectiveness assessments qualitatively, and addition of new disclosure requirements. We adopted this guidance effective January 1, 2019. There was no impact of this adoption on our Consolidated Financial Statements. See Note 14 for the modified disclosures.

In February 2018, the FASB issued new guidance on reporting comprehensive income. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the United States Tax Cuts and Jobs Act of 2017 ("Tax Act"). The guidance was effective for us as of January 1, 2019. We elected not to adopt this optional reclassification.

In June 2018, the FASB issued new guidance on the accounting for share-based payment awards. The guidance makes the accounting for share-based payment awards issued to nonemployees largely consistent with the accounting for share-based payment awards issued to employees. We adopted this guidance effective January 1, 2019. There was no impact of this adoption on our Consolidated Financial Statements.

Recently Issued Accounting Standards

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

(3) Revenue Recognition

For certain client contracts where we recognize revenues over time, we recognize the amount that we have the right to invoice, which corresponds directly to the value provided to the client of our performance to date.

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to March 31, 2019 related to remaining performance obligations, which are not material.

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

Our deferred revenue was $39.2 at March 31, 2019 and $42.8 at December 31, 2018. The decrease is due to $23.6 of revenues recognized related to amounts that were included in the December 31, 2018 balance, partially offset by payments or amounts due in advance of satisfying our performance obligations in the first three months of 2019.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the consolidated financial statements in our 2018 Annual Report on Form10-K for descriptions of revenue service types:

	3 Months Ended March 31,
	2019					2018
	Staffing and Interim	Outcome-Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome-Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$528.7	$31.0	$22.9	$21.0	$603.6	$543.2	$29.3	$21.8	$22.0	$616.3
Other Americas	385.4	11.7	5.8	0.8	403.7	388.2	11.2	6.0	0.9	406.3
	914.1	42.7	28.7	21.8	1,007.3	931.4	40.5	27.8	22.9	1,022.6
Southern Europe:
France	1,224.5	57.3	14.5	5.1	1,301.4	1,344.6	59.1	14.9	5.4	1,424.0
Italy	330.0	9.5	9.9	6.5	355.9	387.0	11.5	9.2	5.9	413.6
Other Southern Europe	347.0	80.1	14.2	3.6	444.9	378.7	77.7	14.5	3.5	474.4
	1,901.5	146.9	38.6	15.2	2,102.2	2,110.3	148.3	38.6	14.8	2,312.0
Northern Europe	1,053.4	89.7	38.1	8.5	1,189.7	1,255.2	109.8	44.5	8.1	1,417.6
APME	583.4	69.4	43.7	3.4	699.9	599.2	68.4	49.0	3.6	720.2
Right Management	—	10.1	—	35.7	45.8	—	11.5	—	38.5	50.0
Total	$4,452.4	$358.8	$149.1	$84.6	$5,044.9	$4,896.1	$378.5	$159.9	$87.9	$5,522.4

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	3 Months Ended March 31,
	2019			2018
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$590.6	$13.0	$603.6	$604.3	$12.0	$616.3
Other Americas	399.7	4.0	403.7	402.1	4.2	406.3
	990.3	17.0	1,007.3	1,006.4	16.2	1,022.6
Southern Europe:
France	1,287.7	13.7	1,301.4	1,409.6	14.4	1,424.0
Italy	346.6	9.3	355.9	404.8	8.8	413.6
Other Southern Europe	433.1	11.8	444.9	462.1	12.3	474.4
	2,067.4	34.8	2,102.2	2,276.5	35.5	2,312.0
Northern Europe	1,156.6	33.1	1,189.7	1,379.2	38.4	1,417.6
APME	671.4	28.5	699.9	688.9	31.3	720.2
Right Management	45.8	—	45.8	50.0	—	50.0
Consolidated	$4,931.5	$113.4	$5,044.9	$5,401.0	$121.4	$5,522.4

(4) Share-Based Compensation Plans

During the three months ended March 31, 2019 and 2018, we recognized share-based compensation expense of $4.6 and $7.5, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $0.9 and $3.6 for the three months ended March 31, 2019 and 2018, respectively.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares underlying grants to employees and members of our Board of Directors, and the weighted-average fair value per share for shares granted during the first quarter of 2019 and 2018 are presented in the table below:

	3 Months Ended March 31,
	2019		2018
	Shares Granted	Wtd.-Avg. Per Share	Shares Granted	Wtd.-Avg. Per Share
	(thousands)	Fair Value	(thousands)	Fair Value
Stock Options	163	$17.78	122	$31.46
Deferred Stock Units	20	64.80	10	126.11
Restricted Stock Units	203	78.90	137	117.60
Performance Share Units	136	77.70	94	117.19
Total Shares Granted	522	$58.96	363	$88.76

(5) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. For the three months ended March 31, 2019, the total cash consideration paid for acquisitions, net of cash acquired, was $0.6, which represents contingent consideration payments related to previous acquisitions. For the three months ended March 31, 2018, the total cash consideration for acquisitions, net of cash acquired, was $41.0, the majority of which took place in the Netherlands. This balance includes initial acquisition payments of $8.2 and contingent consideration payments of $32.8 ($8.7 of which had been recognized as a liability at the acquisition date).

On April 26, 2017, the sellers of 7S Group GmbH, a company we acquired in 2015, formally disputed the contingent consideration related to the acquisition and are claiming an additional $23.3 (€20.8), plus interest. The dispute has been heard by an arbitration tribunal in Germany, which is expected to render its decision during 2019. We have vigorously defended these claims in the arbitration, and we believe no further amounts are due. We are not currently able to predict the outcome of the arbitration, and consequently, no amounts have been recorded in the Consolidated Financial Statements.

(6) Restructuring Costs

We recorded net restructuring costs of $39.8 and $24.0 during the three months ended March 31, 2019 and 2018, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the three months ended March 31, 2019, we made payments and reclassifications of $22.1 out of our restructuring reserve. We expect a majority of the remaining $33.2 reserve will be paid or utilized by the end of 2019.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, December 31, 2018	$0.3	$1.7	$13.1	$—	$0.4	$—	$15.5
Severance costs	3.8	5.3	16.5	3.5	0.2	1.5	30.8
Office closure costs and other	1.3	0.1	2.2	0.9	4.5	—	9.0
Costs paid, utilized or transferred out(3)	(3.5)	(1.1)	(11.2)	(1.5)	(4.8)	—	(22.1)
Balance, March 31, 2019	$1.9	$6.0	$20.6	$2.9	$0.3	$1.5	$33.2

(1) Balances related to the United States were $0.3 and $1.3 as of December 31, 2018 and March 31, 2019, respectively.
(2) Balances related to France were $0.9 as of both December 31, 2018 and March 31, 2019. Balances related to Italy were $0.5 and $2.3 as of December 31, 2018 and March 31, 2019, respectively.
(3) Restructuring reserve of $7.6 was transferred to current operating lease liabilities during the three months ended March 31, 2019.

(7) Income Taxes

We recorded income tax expense at an effective rate of 42.8% for the three months ended March 31, 2019, as compared to an effective rate of 29.6% for the three months ended March 31, 2018. The 2019 rate was unfavorably impacted by the transition of the French CICE subsidy, which was non-taxable, to new French subsidies in January 2019 that are taxable, and the recognition of valuation allowances against certain tax losses. The 42.8% effective tax rate in the quarter was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, restructuring costs recorded in the quarter, our overall mix of earnings and the recognition of valuation allowances against certain tax losses.

As of March 31, 2019, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $35.0 that would favorably impact the effective tax rate if recognized. As of December 31, 2018, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $34.2. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2012 through 2019 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of March 31, 2019, we are subject to tax audits in Austria, Canada, Denmark, France, Germany and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended
	March 31,
	2019	2018
Net earnings available to common shareholders	$53.5	$97.0

Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	60.6	66.3
Effect of dilutive securities - stock options	—	0.2
Effect of other share-based awards	0.4	0.4
Weighted-average common shares outstanding - diluted	61.0	66.9

Net earnings per share - basic	$0.88	$1.46
Net earnings per share - diluted	$0.88	$1.45

There were 0.6 million and 0.1 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended March 31, 2019 and 2018, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	March 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,293.6	$—	$1,293.6	$1,297.1	$—	$1,297.1
Intangible assets:
Finite-lived:
Customer relationships	$443.1	$357.5	$85.6	$444.8	$351.7	$93.1
Other	18.1	16.3	1.8	18.5	16.0	2.5
	461.2	373.8	87.4	463.3	367.7	95.6
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	98.8	—	98.8	98.7	—	98.7
	150.8	—	150.8	150.7	—	150.7
Total intangible assets	$612.0	$373.8	$238.2	$614.0	$367.7	$246.3

(1) Balances were net of accumulated impairment loss of $513.4 as of both March 31, 2019 and December 31, 2018.
(2) Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2019 and December 31, 2018.

Total consolidated amortization expense related to intangible assets for the remainder of 2019 is expected to be $21.6 and in each of the next five years is expected to be as follows: 2020 - $24.1, 2021 - $13.2, 2022 - $9.7, 2023 - $7.6 and 2024 - $6.3.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, December 31, 2018	$519.9	$112.2	$435.4	$102.0	$62.1	$65.5	$1,297.1
Goodwill acquired	0.4	—	—	—	—	—	0.4
Currency and other impacts	0.8	(1.9)	(2.8)	—	—	—	(3.9)
Balance, March 31, 2019	$521.1	$110.3	$432.6	$102.0	$62.1	$65.5	$1,293.6

(1) Balances related to the United States were $476.5 as of both December 31, 2018 and March 31, 2019.
(2) Balances related to France were $68.9 and $67.4 as of December 31, 2018 and March 31, 2019, respectively. Balances related to Italy were $4.8 and $4.6 as of December 31, 2018 and March 31, 2019, respectively.
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

Goodwill balances by reporting unit were as follows:

	March 31,	December 31,
	2019	2018
United States	$532.0	$532.0
Germany	126.9	129.2
Netherlands	109.6	112.0
United Kingdom	95.7	93.7
France	67.4	68.9
Right Management	62.1	62.1
Other reporting units	299.9	299.2
Total goodwill	$1,293.6	$1,297.1

(10) Retirement Plans

The components of the net periodic benefit cost for our plans were as follows:

	3 Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan
	2019	2018	2019	2018
Service cost	$2.5	$2.8	$—	$—
Interest cost	3.1	3.0	0.1	0.1
Expected return on assets	(2.3)	(2.8)	—	—
Other	0.5	0.4	(0.2)	(0.2)
Total benefit cost (credit)	$3.8	$3.4	$(0.1)	$(0.1)

During the three months ended March 31, 2019, contributions made to our pension plans were $1.5 and contributions made to our retiree health care plan were $0.3. During 2019, we expect to make total contributions of approximately $7.9 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31,	December 31,
	2019	2018
Foreign currency translation	$(253.8)	$(223.2)
Translation gain (loss) on net investment hedge, net of income taxes of $(7.8) and $(12.9), respectively	12.7	(4.7)
Translation loss on long-term intercompany loans	(126.2)	(137.2)
Defined benefit pension plans, net of income taxes of $(23.1) and $(23.2), respectively	(37.6)	(37.9)
Retiree health care plan, net of income taxes of $2.0 for both 2019 and 2018	3.1	3.2
Accumulated other comprehensive loss	$(401.8)	$(399.8)

Noncontrolling Interests

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses in our Consolidated Statements of Operations. We recorded expenses of $1.0 and $1.2 for the three months ended March 31, 2019 and 2018, respectively.

Share Repurchases

In August 2018, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. This authorization is in addition to the July 2016 Board authorization to repurchase 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2019, we repurchased a total of 1.2 million shares at a cost of $101.0 under the 2018 authorization. During the first quarter of 2018, we repurchased 0.4 million shares at a cost of $50.1 under the 2016 authorization. As of March 31, 2019, there were 1.9 million shares remaining authorized for repurchase under the 2018 authorization and no shares remaining authorized for repurchase under the 2016 authorization.
(12) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended
	March 31,
	2019	2018
Interest expense	$10.2	$13.6
Interest income	(1.5)	(1.2)
Foreign exchange loss (gain)	2.9	(0.1)
Miscellaneous expense, net	0.3	3.8
Interest and other expenses	$11.9	$16.1

(13) Derivative Financial Instruments and Fair Value Measurements

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

The €400.0 ($446.9) notes due September 2022 and the €500.0 ($555.5) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of March 31, 2019. The gain or loss associated with foreign currency translation on these notes is recorded as a component of accumulated other comprehensive loss ("AOCI"), net of taxes. On occasion, forward contracts are also designated as a hedge of our net investment in our foreign subsidiaries. The effect of our net investment hedges on AOCI for the three months ended March 31 was as follows:

Instrument	Gain (Loss) Recognized in Other Comprehensive Income
	2019	2018(1)
Euro Notes	$22.4	$(21.2)
(1) The prior period amounts have been revised to conform with the current period presentation.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. For both the three months ended March 31, 2019 and 2018, there was no effect on the Consolidated Statements of Operations from our forward contracts that are not designated as hedging instruments.

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of March 31:

	Assets
	Balance Sheet Location	2019	2018
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts receivable, net	$—	$—
Total instruments		$—	$—

	Liabilities
	Balance Sheet Location	2019	2018
Instruments designated as hedges:
Euro Notes	Long-term debt	1,050.3	819.2
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	—	—
Total instruments		$1,050.3	$819.2

Fair Value Measurements

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,050.3 and $1,052.9 as of March 31, 2019 and December 31, 2018, respectively, compared to a carrying value of $1,002.4 and $1,024.6, respectively.

Our deferred compensation plan assets were $98.2 and $89.5 as of March 31, 2019 and December 31, 2018, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

We have operating leases for real estate, vehicles, and equipment. Our leases have remaining lease terms of 1 month to 12 years. Our lease agreements may include renewal or termination options for varying periods that are generally at our discretion. In our lease term, we only include those periods related to renewal options we are reasonably certain to exercise. However, we generally do not include these renewal options as we are not reasonably certain to renew at the lease commencement date. This determination is based on our consideration of certain economic, strategic and other factors that we evaluate at lease commencement date and reevaluate throughout the lease term. Some leases also include options to terminate the leases and we only include those periods beyond the termination date if we are reasonably certain not to exercise the termination option.

Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. The variable portion of lease payments is not included in our ROU assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses recorded in selling and administrative expenses on the Consolidated Statements of Operations.

We have lease agreements with both lease and non-lease components that are treated as a single lease component for all underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

We have elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases. As of March 31, 2019, we did not have any material additional operating leases that have not yet commenced.

The components of lease expense were as follows:

3 Months Ended
March 31,
2019
Operating lease expense	$34.7
Short-term lease expense	6.1
Other lease expense(1)	$5.1
Total lease expense	$45.9
(1) Other lease expense includes immaterial variable lease expense and sublease income.

Other information related to leases was as follows:

3 Months Ended
March 31,
Supplemental Cash Flows Information	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$30.6
Operating ROU assets obtained in exchange for lease obligations	$14.4

March 31,
Supplemental balance sheet information	2019
Operating Leases
Operating lease ROU assets	$434.0

Operating lease liabilities - current(1)	$117.8
Operating lease liabilities - long-term	$319.5
Total operating lease liabilities	$437.3
(1) Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

Weighted Average Remaining Lease Term
Operating leases	5.7 years
Weighted Average Discount Rate
Operating leases	2.8%

Maturities of operating lease liabilities as of March 31, 2019 were as follows:

(In millions)
Period Ending March 31, 2019	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$94.1
2020	106.6
2021	80.8
2022	60.9
2023	42.0
2024	30.7
Thereafter	71.7
Total future undiscounted lease payments	$486.8
Less imputed interest	$(49.5)
Total operating lease liabilities	$437.3

Maturities of operating leases accounted for under ASC 840 as of December 31, 2018 were as follows:

(In millions)
Period Ending December 31, 2018	Operating Leases
2019	$151.4
2020	115.2
2021	85.5
2022	65.0
2023	44.1
Thereafter	105.6
Total minimum lease payments	$566.8

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

	3 Months Ended
	March 31,
	2019	2018
Revenues from services:
Americas:
United States (a)	$603.6	$616.3
Other Americas	403.7	406.3
	1,007.3	1,022.6
Southern Europe:
France	1,301.4	1,424.0
Italy	355.9	413.6
Other Southern Europe	444.9	474.4
	2,102.2	2,312.0

Northern Europe	1,189.7	1,417.6
APME	699.9	720.2
Right Management	45.8	50.0
Consolidated (b)	$5,044.9	$5,522.4

Operating unit profit: (c)
Americas:
United States	$16.4	$26.7
Other Americas	14.8	16.2
	31.2	42.9
Southern Europe:
France	55.5	57.7
Italy	20.4	25.2
Other Southern Europe	11.0	14.8
	86.9	97.7

Northern Europe	0.6	16.6
APME	20.1	25.9
Right Management	2.1	6.4
	140.9	189.5
Corporate expenses	(27.9)	(26.8)
Intangible asset amortization expense	(7.5)	(8.9)
Operating profit	105.5	153.8
Interest and other expenses	(11.9)	(16.1)
Earnings before income taxes	$93.6	$137.7

(a)
In the United States, revenues from services included fees received from the related franchise offices of $3.6 and $3.2 for the three months ended March 31, 2019 and 2018, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $156.9 and $149.0 for the three months ended March 31, 2019 and 2018, respectively.

(b)
Our consolidated revenues from services include fees received from our franchise offices of $5.6 and $5.2 for the three months ended March 31, 2019 and 2018, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $243.0 and $236.8 for the three months ended March 31, 2019 and 2018, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on page 25 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

Business Overview

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increasing demand, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses. Whereas, during periods of decreased demand, as we experienced in the first quarter of 2019, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses which may not decline at the same pace as revenues.

During the first quarter of 2019, the United States dollar was stronger, on average, relative to the currencies in all of our markets, particularly those markets within Europe, having an unfavorable impact on our reported results. While our reported revenues from services decreased 8.6% in the first quarter of 2019 compared to the first quarter of 2018 and our reported operating profit decreased 31.4%, these results were partly impacted by the relative weakness of other currencies against the United States dollar compared to the same period in 2018, and generally may understate the performance of our underlying business. The changes in the foreign currency exchange rates had a 6.4% unfavorable impact on revenues from services, a 5.4% unfavorable impact on operating profit, and an approximately $0.12 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In the three months ended March 31, 2019, we experienced constant currency revenue declines in most of our markets. Our consolidated revenues were down 2.2% in constant currency in the quarter, a deterioration from the 0.7% constant currency decline in the fourth quarter of 2018 due primarily to the differences in the number of billing days. After adjusting for billing days, our organic constant currency revenue decrease was 1.1% compared to a 2.5% decrease in the fourth quarter of 2018. Our first quarter results reflect a stabilization of the economic slowdown experienced in the second half of 2018 in certain markets within Southern and Northern Europe, which when combined represents approximately 65% of our total consolidated revenues. The revenue decrease in Northern Europe was primarily due to the decrease in Germany resulting from the continued challenges posed by new regulations, the implementation of new systems and actions taken to optimize our delivery channels that caused some client disruption during the third quarter of 2018, as well as softer demand from the manufacturing sector in that market. We experienced a revenue decline in Southern Europe due to the constant currency revenue decline in France, flat after adjusting for billing days, and constant currency revenue growth in certain markets within Other Southern Europe. In the Americas, revenues increased 3.0% in constant currency due to increased demand for our staffing/interim services in certain markets within Other Americas, a 5.3% constant currency increase in our permanent recruitment business, and an increase in our ManpowerGroup Solutions business. These increases were partially offset by 2.1% decrease in the United States primarily driven by a decline in demand for our staffing/interim services and the unfavorable impact of approximately one fewer billing day. In APME, revenues increased 1.9% in constant currency primarily due to an increase in our Manpower staffing revenues.

Our gross profit margin in the first quarter of 2019 was flat compared to 2018 as the increase in our permanent recruitment business contribution was offset by the decline in our staffing/interim gross profit margin due to business mix changes in various countries.

We recorded $39.8 million of restructuring costs in the first quarter of 2019, comprised of $5.1 million in the Americas, $5.4 million in Southern Europe, $18.7 million in Northern Europe, $4.4 million in APME, $4.7 million in Right Management, and $1.5 million in corporate expenses. The restructuring costs were primarily related to our delivery channel and other front-office centralization and back-office optimization activities, as well as adjusting our cost-base for the slower market environment in many of our European operations.

Our operating profit decreased in the first quarter of 2019 by 31.4% (-26.0% in constant currency) while our operating profit margin was down 70 basis points compared to the first quarter of 2018. Excluding the restructuring costs incurred in the first quarter of both 2019 and 2018, our operating profit was down 11.5% in constant currency while operating profit margin was down 30 basis points compared to the first quarter of 2018. We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational and cost structures, while investing appropriately to support the growth in the business and enhance our productivity and technology and digital capabilities.

Operating Results - Three Months Ended March 31, 2019 and 2018

The following table presents selected consolidated financial data for the three months ended March 31, 2019 as compared to 2018.

(in millions, except per share data)	2019	2018	Variance	Constant Currency Variance
Revenues from services	$5,044.9	$5,522.4	-8.6%	-2.2%
Cost of services	4,240.1	4,637.0	-8.6	-2.0
Gross profit	804.8	885.4	-9.1	-3.0
Gross profit margin	16.0%	16.0%
Selling and administrative expenses	699.3	731.6	-4.4	1.9
Operating profit	105.5	153.8	-31.4	-26.0
Operating profit margin	2.1%	2.8%
Interest and other expenses	11.9	16.1	-26.6
Earnings before income taxes	93.6	137.7	-32.0	-26.5
Provision for income taxes	40.1	40.7	-1.4
Effective income tax rate	42.8%	29.6%
Net earnings	$53.5	$97.0	-44.8	-40.4
Net earnings per share – diluted	$0.88	$1.45	-39.3	-34.5
Weighted average shares – diluted	61.0	66.9	-8.9%

The year-over-year decrease in revenues from services of 8.6% (-2.2% in constant currency and -1.5% in organic constant currency) was attributed to:

•
a revenue decrease in Southern Europe of 9.1% (-1.6% in constant currency). This included a revenue decrease in France of 8.6% (-1.1% in constant currency) primarily due to the unfavorable impact of approximately one fewer billing day. The Southern Europe decrease also included a decrease in Italy of 14.0% (-6.9% in constant currency) due to decreased demand for our Manpower staffing services as a result of a challenging economic environment and the unfavorable impact of approximately one fewer billing day, partially offset by a 7.4% increase (16.3% in constant currency) in the permanent recruitment business;

•
decreased demand for services in several of our markets within Northern Europe, where revenues decreased 16.1% (-8.8% in constant currency and -8.2% in organic constant currency), primarily due to reduced demand for our Manpower staffing services. We experienced revenue declines in Germany, the Netherlands, Belgium, the United Kingdom, and the Nordics of 29.1%, 27.6%, 12.1%, 10.7%, and 6.1% (-23.2%, -21.7%, -4.9%, -4.7%, and an increase of 4.0%, respectively, in constant currency; -18.0% in organic constant currency in the Netherlands);

•	a revenue decrease in the United States of 2.1% primarily driven by a decline in demand for our staffing/interim services and the unfavorable impact of approximately one fewer billing day;

•	a revenue decrease in APME of 2.8% (increase of 1.9% in constant currency) due to the impact of changes in currency exchange rates, partially offset by an increase in our Manpower staffing revenues;

•
decreased demand for services at Right Management, where revenues decreased 8.4% (-4.5% in constant currency), including a 7.2% decrease (-3.5% in constant currency) in our outplacement services, as well as a 12.3% decrease (-7.9% in constant currency) in our talent management business;

•	our dispositions in Northern Europe and APME at the end of December 2018, which contributed approximately 0.7% of revenue decline to our consolidated results on a constant currency basis; and

•	a 6.4% decrease due to the impact of changes in currency exchange rates.

The gross profit margin remained flat year-over-year as a 10 basis point favorable impact due to a larger mix of services coming from our permanent recruitment business was offset by a 10 basis point unfavorable impact from the decline in our staffing/interim margin due to business mix changes in various countries as well as lower associate utilization and higher vacation and sickness rates in Germany.

The 4.4% decrease in selling and administrative expenses in the first quarter of 2019 (increase of 1.9% in constant currency and 2.2% in organic constant currency) was primarily attributed to:

•
a 9.8% decrease (-3.8% in constant currency; -3.5% in organic constant currency) in office-related costs primarily due to a decrease in the number of offices as a result of our delivery channel and other front-office centralization and back-office optimization activities, as well as adjusting our cost-base for the slower market environment in many of our European operations;

•	a $2.8 million decrease in the first quarter of 2019 compared to 2018 as a result of dispositions in December 2018 in Northern Europe and APME; and

•	a 6.3% decrease due to the impact of changes in currency exchange rates; partially offset by

•	restructuring costs of $39.8 million incurred in the first quarter of 2019 compared to $24.0 million incurred in the first quarter of 2018.

Selling and administrative expenses as a percent of revenues increased 70 basis points in the first quarter of 2019 compared to the first quarter of 2018 due to a 40 basis point unfavorable impact from the increase in restructuring costs, a 20 basis point unfavorable impact from expense deleveraging as we were unable to decrease expenses at the same rate as our revenue decline, and a 10 basis point unfavorable impact from changes in currency exchange rates.

Interest and other expenses are comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses were $11.9 million in the first quarter of 2019 compared to $16.1 million in the first quarter of 2018. Net interest expense decreased $3.7 million in the first quarter of 2019 to $8.7 million from $12.4 million in the first quarter of 2018 due to the lower interest rate on our €500.0 million notes offered and sold in June 2018 compared to the interest rate on the €350.0 million notes due June 22, 2018 that were repaid in June 2018. Foreign exchange losses in the first quarter of 2019 were $2.9 million compared to income of $0.1 million in the first quarter of 2018. The increase in foreign exchange losses was primarily due to the $2.3 million translation loss in Argentina as a result of the highly-inflationary designation of its economy as of July 1, 2018. Miscellaneous expenses were $0.3 million in the first quarter of 2019 compared to $3.8 million in the first quarter of 2018. The decrease is primarily due to a decrease in expenses related to net earnings attributable to noncontrolling interests.

We recorded income tax expense at an effective rate of 42.8% for the three months ended March 31, 2019, as compared to an effective rate of 29.6% for the three months ended March 31, 2018. The 2019 rate was unfavorably impacted by the transition of the French CICE subsidy, which was non-taxable, to new French subsidies in January 2019 that are taxable, and the recognition of valuation allowances against certain tax losses. The 42.8% effective tax rate in the quarter was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, restructuring costs recorded in the quarter, our overall mix of earnings and the recognition of valuation allowances against certain tax losses.

Net earnings per share - diluted was $0.88 and $1.45 in the first quarter of 2019 and 2018, respectively. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.12 per share in the first quarter of 2019. Restructuring costs recorded in the first quarter of 2019 and 2018 negatively impacted net earnings per share - diluted by approximately $0.51 and $0.27 per share, net of tax, in the first quarter of 2019 and 2018, respectively.

Weighted average shares - diluted decreased 8.9% to 61.0 million in the first quarter of 2019 from 66.9 million in the first quarter of 2018. This decrease was due to the impact of share repurchases completed since the first quarter of 2018, partially offset by shares issued as a result of exercises and vesting of share-based awards since the first quarter of 2018.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 1.5% (increase of 3.0% in constant currency) in the first quarter of 2019 compared to 2018. In the United States, revenues from services decreased 2.1% in the first quarter of 2019 compared to 2018, primarily driven by a decline in demand for our staffing/interim services and the unfavorable impact of approximately one fewer billing day, partially offset by a 4.9% increase in our permanent recruitment business and an increase in our ManpowerGroup Solutions business, primarily within our MSP offering. In Other Americas, revenues from services decreased 0.6% (increase of 10.7% in constant currency) in the first quarter of 2019 compared to 2018. We experienced revenue growth in Mexico, Canada, Colombia, and Peru of 4.4%, 7.7%, 1.6%, and 10.5%, respectively (7.0%, 13.2%, 11.4%, and 13.4%, respectively, in constant currency). These increases were partially offset by decreases in Argentina and Brazil of 41.7% and 1.0%, respectively (increases of 15.5% and 14.8%, respectively, in constant currency). The constant currency increase in Argentina was primarily due to inflation. There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years. As of July 1, 2018, the Argentina economy was designated as highly-inflationary and was treated as such for accounting purposes starting in the third quarter of 2018.

Gross profit margin decreased in the first quarter of 2019 compared to 2018 due to business mix changes within our staffing/interim business, as a larger percentage of our revenues came from our lower-margin entities within Other Americas. This decrease was partially offset by an improved staffing/interim margin in the United States, due to pricing discipline and lower payroll tax and insurance costs, as well as an increase of 3.1% (5.3% in constant currency) in the permanent recruitment business.

In the first quarter of 2019, selling and administrative expenses increased 5.3% (9.6% in constant currency), due primarily to an increase in salary-related expenses, as a result of higher headcount related to growth initiatives, increased costs as a result of investment in certain technology and back-office and delivery channel optimization activities in the United States, and an increase in restructuring costs to $5.1 million in the first quarter of 2019 from $0.3 million in the first quarter of 2018.

Operating Unit Profit (“OUP”) margin in the Americas was 3.1% and 4.2% for the first quarter of 2019 and 2018, respectively. In the United States, OUP margin decreased to 2.7% in the first quarter of 2019 from 4.3% in 2018. The margin decrease in 2019 in the United States was primarily due to the restructuring costs incurred in the first quarter of 2019 and increased costs as a result of headcount increases for growth initiatives, investment in certain technology and back-office and delivery channel optimization activities. Other Americas OUP margin decreased to 3.7% in the first quarter of 2019 compared to 4.0% in 2018 due to the increase in restructuring costs.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services decreased 9.1% (-1.6% in constant currency) in the first quarter of 2019 compared to 2018. In the first quarter of 2019, revenues from services decreased 8.6% (-1.1% in constant currency) in France (which represents 62% of Southern Europe’s revenues) and decreased 14.0% (-6.9% in constant currency) in Italy (which represents 17% of Southern Europe’s revenues). The decrease in France is primarily due to the unfavorable impact of changes in currency exchange rates and the unfavorable impact of approximately one fewer billing day, partially offset by a constant currency increase in our permanent recruitment business of 5.8% (-2.3% as reported). The decrease in Italy was due to decreased demand for our Manpower staffing services as a result of a challenging economic environment, partially offset by a 7.4% increase (16.3% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services decreased 6.2% (increase of 1.5% in constant currency) during the first quarter of 2019 compared to 2018, due to the unfavorable impact of changes in currency exchange rates, partially offset by an increase in our ManpowerGroup Solutions business and the constant currency increase in our permanent recruitment business of 4.8% (-3.7% as reported).

Gross profit margin increased in the first quarter of 2019 compared to 2018 primarily due to the increase in France's staffing/interim margin as a result of favorable pricing actions, favorable direct costs adjustments and various initiatives to offset the unfavorable impact from transition of the CICE program to a new subsidy program. These increases were partially offset by the unfavorable impact of transition of the CICE program to a new subsidy program. The Southern Europe gross profit margin also increased due to growth in our higher-margin ManpowerGroup Solutions business and a 7.9% constant currency increase (-0.5% as reported) in the permanent recruitment business. These increases were partially offset by a decrease in Italy's Manpower staffing margin primarily due to the loss of certain subsidies.

Selling and administrative expenses decreased 5.7% (increase of 2.1% in constant currency) during the first quarter of 2019 compared to 2018 due to the favorable impact of changes in currency exchange rates, partially offset by an increase in salary-related expenses, as a result of higher headcount, and an increase of restructuring costs to $5.4 million in the first quarter of 2019 from $3.1 million in the first quarter of 2018.

OUP margin in Southern Europe was 4.1% for the first quarter of 2019 compared to 4.2% for 2018. In France, the OUP margin increased to 4.3% for the first quarter of 2019 from 4.1% in 2018, primarily due to the improvement in the gross profit margin, partially offset by an increase in salary-related expenses. In Italy, the OUP margin decreased to 5.7% for the first quarter of 2019 from 6.1% for 2018, primarily due to the increase in restructuring costs, partially offset by an increase in the gross profit margin. Other Southern Europe’s OUP margin decreased to 2.5% for the first quarter of 2019 from 3.1% in 2018, due to a decline in the gross profit margin and the increase in restructuring costs.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (comprising 32%, 18%, 21%, 12%, and 8%, respectively, of Northern Europe’s revenues), revenues from services decreased 16.1% (-8.8% in constant currency) in the first quarter of 2019 compared to 2018. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 10.7%, 29.1%, 6.1%, 27.6% and 12.1% (-4.7%, -23.2%, increase of 4.0%, -21.7% and -4.9%, respectively, in constant currency). The Northern Europe revenue decrease is primarily due to reduced demand for our Manpower staffing services, primarily because of the decrease in Germany resulting from lower production activity in the manufacturing sector in that market, decrease in the UK due to reduced production from one of our automotive clients, and reduced demand in the Netherlands. This decrease was also due to a decrease in our ManpowerGroup Solutions business from the disposition of our language translation business in the Netherlands at the end of December 2018 and the 14.5% decrease (-7.0% in constant currency) in the permanent recruitment business. These decreases were partially offset an increased demand for our staffing/interim services in Norway as well as a constant currency increase in our Experis interim business primarily within the IT sector in the United Kingdom.

Gross profit margin decreased in the first quarter of 2019 compared to 2018 due to the decline in our staffing/interim margin, primarily as a result of business mix changes, lower associate utilization and higher vacation and sickness rates in Germany, and the decrease in our permanent recruitment business.

Selling and administrative expenses decreased 14.3% (-6.8% in constant currency; -6.2% in organic constant currency) in the first quarter of 2019 compared to 2018 due primarily to a decrease in organic salary-related expenses as a result of a reduction in headcount, a decrease in office-related expenses driven by a decrease in the number of offices, and a decrease in consulting costs related to certain technology projects, front-office centralization and back-office optimization activities incurred in the first quarter of 2018. The decrease is also due to the decrease of restructuring costs to $18.7 million in the first quarter of 2019 from $20.1 million in the first quarter of 2018. The 2019 restructuring costs related to delivery model and other front-office centralization activities as well as back-office optimization activities primarily in Germany, the Netherlands, Sweden, and Belgium.

OUP margin for Northern Europe for the first quarter of 2019 decreased to 0.1% compared to 1.2% in 2018. The decrease in the OUP margin was primarily due to a decrease in the gross profit margin, as well as deleveraging, as we were unable to reduce costs at the same rate as the revenue decline.

APME

Revenues from services decreased 2.8% (increase of 1.9% in constant currency and 5.9% in organic constant currency) in the first quarter of 2019 compared to 2018. In Japan (which represents 33% of APME’s revenues), revenues from services increased 0.9% (2.8% in constant currency) due to the increased demand for our staffing/interim services and a 11.5% increase (13.7% in constant currency) in our permanent recruitment business, partially offset by the unfavorable impact of one fewer billing day in the quarter. In Australia (which represents 18% of APME’s revenues), revenues from services decreased 13.3% (-4.4% in constant currency) as we chose to exit out of certain low-margin business to improve profitability, and due to the 13.0% decrease (-4.0% in constant currency) in our permanent recruitment business. The slight revenue decrease in the remaining markets in APME is due to the disposition of a low-margin business in Greater China at the end of December 2018, partially offset by increased demand for our Manpower staffing services, mostly in India, Greater China, Thailand, and Singapore.

Gross profit margin remained flat in the first quarter of 2019 compared to 2018 as the increase in our staffing/interim margin due to the Greater China business disposition in 2018 was offset by the decrease in our permanent recruitment business of 9.5% (-2.9% in constant currency).

Selling and administrative expenses increased 2.9% (8.4% in constant currency) in the first quarter of 2019 compared to 2018 due primarily to an increase in restructuring costs to $4.4 million, incurred in Australia and New Zealand, in first quarter of 2019 compared to no restructuring costs incurred in the first quarter of 2018, and the increase in organic salary-related costs due to higher headcount, which supported the constant currency increase in revenues. These increases were offset by a decrease in selling and administrative expenses as a result of the Greater China business disposition in 2018.

OUP margin for APME decreased to 2.9% in the first quarter of 2019 from 3.6% in 2018 due to the restructuring costs incurred in the first quarter of 2019.

Right Management

Revenues from services decreased 8.4% (-4.5% in constant currency) in the first quarter of 2019 compared to 2018. The decrease is primarily due to the 7.2% decrease (-3.5% in constant currency) in our outplacement services as we experienced softer demand in our Americas and European markets. Our talent management business decreased 12.3% (-7.9% in constant currency) in the first quarter of 2019 compared to 2018 due mostly to softening demand across all markets.

Gross profit margin decreased in the first quarter of 2019 compared to 2018 due to the decrease in both our outplacement and talent management businesses gross profit margins, partially offset by the change in business mix as the higher-margin outplacement business represented a higher percentage of the revenues mix.

Selling and administrative expenses increased 6.1% (9.9% in constant currency) in the first quarter of 2019 compared to 2018 primarily due to the increase of restructuring costs to $4.7 million in the first quarter of 2019 compared to $0.5 million in the first quarter of 2018, partially offset by a decrease in salary-related expenses as a result of a reduction in headcount and a decrease in office-related expenses related to a decrease in the number of offices.

OUP margin for Right Management decreased to 4.5% in the first quarter of 2019 from 12.9% in 2018 due to the increase in restructuring costs and the decline in the gross profit margin.

Financial Measures

Constant Currency and Organic Constant Currency Reconciliation

Changes in our financial results include the impact of changes in foreign currency exchange rates, acquisitions, and dispositions. We provide “constant currency” and “organic constant currency” calculations in this report to remove the impact of these items. We express year-over-year variances that are calculated in constant currency and organic constant currency as a percentage.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	3 Months Ended March 31, 2019 Compared to 2018
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$603.6	(2.1)%	—%	(2.1)%	—%	(2.1)%
Other Americas	403.7	(0.6)	(11.3)	10.7	—	10.7
	1,007.3	(1.5)	(4.5)	3.0	—	3.0

Southern Europe:
France	1,301.4	(8.6)	(7.5)	(1.1)	—	(1.1)
Italy	355.9	(14.0)	(7.1)	(6.9)	—	(6.9)
Other Southern Europe	444.9	(6.2)	(7.7)	1.5	—	1.5
	2,102.2	(9.1)	(7.5)	(1.6)	—	(1.6)

Northern Europe	1,189.7	(16.1)	(7.3)	(8.8)	(0.6)	(8.2)
APME	699.9	(2.8)	(4.7)	1.9	(4.0)	5.9
Right Management	45.8	(8.4)	(3.9)	(4.5)	—	(4.5)
Consolidated	$5,044.9	(8.6)	(6.4)	(2.2)	(0.7)	(1.5)

Gross Profit	$804.8	(9.1)	(6.1)	(3.0)	(0.5)	(2.5)
Selling and Administrative Expenses	$699.3	(4.4)	(6.3)	1.9	(0.3)	2.2
Operating Profit	$105.5	(31.4)	(5.4)	(26.0)	(0.6)	(25.4)

(a)	In millions for the three months ended March 31, 2019.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2019, we had $363.5 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations. With the enactment of the United States Tax Cuts and Jobs Act in December 2017, we no longer recorded United States federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding and other taxes on unremitted earnings that are not considered permanently invested.

Cash provided by operating activities was $101.9 million during the three months ended March 31, 2019 compared to cash used in operating activities of $58.4 million during the three months ended March 31, 2018. Changes in operating assets and liabilities utilized $11.9 million of cash during the three months ended March 31, 2019 compared to $177.8 million during the three months ended March 31, 2018. These changes are primarily attributable to the timing of collections and payments and the contingent consideration of $24.1 million paid in 2018 in excess of the contingent consideration liabilities initially recognized on the acquisition date.

Accounts receivable decreased to $5,186.3 million as of March 31, 2019 from $5,276.1 million as of December 31, 2018. This decrease is primarily due to the revenue decline and changes in currency exchange rates, partially offset by higher Days Sales Outstanding ("DSO"). DSO increased by approximately two days from December 31, 2018 due primarily to unfavorable mix changes, as countries with a higher average DSO represented a higher percentage of our consolidated revenues.

Capital expenditures were $10.0 million for the three months ended March 31, 2019 compared to $12.7 million for the three months ended March 31, 2018. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The higher expenditures in 2018 compared to 2019 was primarily due to additional technology investment and the timing of capital expenditures.

From time to time, we acquire and invest in companies throughout the world, including franchises. For the three months ended March 31, 2019, the total cash consideration paid for acquisitions, net of cash acquired, was $0.6 million, which represents contingent consideration payments related to previous acquisitions. For the three months ended March 31, 2018, the total cash consideration for acquisitions, net of cash acquired, was $41.0 million, the majority of which took place in the Netherlands. This balance includes initial acquisition payments of $8.2 million and contingent consideration payments of $32.8 million ($8.7 million of which had been recognized as a liability at the acquisition date).

Cash provided by net debt borrowings was $2.6 million in the three months ended March 31, 2019 compared to net debt repayments of $4.4 million in the three months ended March 31, 2018.

Our €500.0 million notes and €400.0 million notes are due June 2026 and September 2022, respectively. When the notes mature, we plan to repay the amounts with available cash, borrowings under our $600.0 million revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we decide to replace either the €500.0 million notes or the €400.0 million notes.

As of March 31, 2019, we had letters of credit totaling $0.5 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.5 million were available to us under the facility as of March 31, 2019.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 1.03 to 1 and a fixed charge coverage ratio of 5.32 to 1 as of March 31, 2019. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2019, such uncommitted credit lines totaled $318.9 million, of which $265.5 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $246.6 million could have been made under these lines as of March 31, 2019.

In August 2018, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. This authorization is in addition to the July 2016 Board authorization to repurchase 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2019, we repurchased a total of 1.2 million shares at a cost of $101.0 million under the 2018 authorization. During the first quarter of 2018, we repurchased 0.4 million shares at a cost of $50.1 million under the 2016 authorization. As of March 31, 2019, there were 1.9 million shares remaining authorized for repurchase under the 2018 authorization and no shares remaining authorized for repurchase under the 2016 authorization.
We had aggregate commitments of $2,102.8 as of March 31, 2019 related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,236.4 million as of December 31, 2018.

We also have entered into guarantee contracts and stand-by letters of credit totaling approximately $184.2 million and $190.3 million as of March 31, 2019 and December 31, 2018, respectively, which consist of $132.9 million and $139.0 million for guarantees, respectively, and $51.3 million for stand-by letters of credit as of both March 31, 2019 and December 31, 2018. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.4 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

We recorded net restructuring costs of $39.8 million and $24.0 million during the three months ended March 31, 2019 and 2018, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the three months ended March 31, 2019, we made payments, utilized or transferred $22.1 million out of our restructuring reserve ($7.6 million of this amount was transferred to current operating lease liabilities). We expect a majority of the remaining $33.2 million reserve will be paid by the end of 2019.

Subsequent Event (Acquisition of remaining interests in Switzerland)

On April 3, 2019, we acquired the remaining 51% controlling interest in our Swiss franchise (“Manpower Switzerland”) to obtain full ownership of the entity. Additionally, as part of the purchase agreement we acquired the remaining 20% interest in Experis AG. Manpower Switzerland provides contingent staffing services under our Manpower brand in the four main language regions in Switzerland. The aggregate cash consideration paid was $212.7 million and was funded through cash on hand. Of the total consideration paid, $58.3 million was for the acquired interests and the remaining $154.4 million was for cash and cash equivalents.

Our investment in Manpower Switzerland prior to the acquisition was accounted for under the equity method of accounting and we recorded our share of equity income or loss in interest and other expenses on the Consolidated Statements of Operations.

The acquisition of the remaining controlling interest in Manpower Switzerland will be accounted for as a business combination and the assets and liabilities of Manpower Switzerland will be included in the Consolidated Balance Sheets as of the acquisition date, and its performance will be included in the Consolidated Statements of Operations subsequent to the acquisition date. The major classes of assets and liabilities of Manpower Switzerland are expected to be cash and cash equivalents, accounts receivable, current and long-term liabilities, goodwill and other intangible assets (amortizable and non-amortizable) and the funded status of its defined benefit pension plan.

The acquisition of the remaining interest in Experis AG will be accounted for as the purchase of a noncontrolling interest as we previously consolidated the entity.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2018, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. Other risks and uncertainties include, but are not limited to, the following: changes in tax legislation in places we do business; challenges in growing our business in certain European markets; failure to implement strategic technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2018 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2018, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the first quarter of 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1 - 30, 2019	225	(1)	$—	—	3,148,793
February 1 - 28, 2019	912,347	(2)	$83.13	841,797	2,306,996
March 1 - 31, 2019	367,937		$84.23	367,937	1,939,059
Total	1,280,509		$83.47	1,209,734	1,939,059

(1)	225 shares of common stock were withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by an officer in settlement of restricted stock.

(2)	Includes 70,550 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and affiliates, to date in 2019:

(a)
preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value-added tax, consultation regarding appropriate handling of items on the United States and international tax returns;

(b)
advice and assistance with respect to transfer pricing matters, as well as communicating with various taxing authorities regarding the requirements associated with royalties and inter-company pricing, and tax audits; and

(c)	audit services with respect to certain procedures and certifications where required; and

(d)	other services consisting of market research to benchmark certain aspects of our business.

Item 6 – Exhibits

10.1	Form of 2019 Stock Option Agreement under the 2011 Equity Incentive Plan.

10.2	Form of 2019 Performance Share Unit Agreement for Executive Officers under the 2011 Equity Incentive Plan.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity. and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: May 9, 2019

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)