Form 10-Q
period 2019-06-30
ManpowerGroup Inc.
filed 2019-08-02
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

June 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at July 31, 2019
Common Stock, $.01 par value	59,840,094

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	June 30, 2019	December 31, 2018
CURRENT ASSETS:
Cash and cash equivalents	$770.4	$591.9
Accounts receivable, less allowance for doubtful accounts of $121.0 and $115.7, respectively	5,415.6	5,276.1
Prepaid expenses and other assets	190.8	129.1
Total current assets	6,376.8	5,997.1

OTHER ASSETS:
Goodwill	1,262.4	1,297.1
Intangible assets, less accumulated amortization of $382.6 and $367.7, respectively	276.3	246.3
Operating lease right-of-use asset	458.5	—
Other assets	526.6	826.7
Total other assets	2,523.8	2,370.1

PROPERTY AND EQUIPMENT:
Land, buildings, leasehold improvements and equipment	613.4	613.6
Less: accumulated depreciation and amortization	465.7	461.0
Net property and equipment	147.7	152.6
Total assets	$9,048.3	$8,519.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2019	December 31, 2018
CURRENT LIABILITIES:
Accounts payable	$2,413.9	$2,266.7
Employee compensation payable	184.8	209.7
Accrued liabilities	542.5	411.0
Accrued payroll taxes and insurance	659.5	729.8
Value added taxes payable	511.5	508.6
Short-term borrowings and current maturities of long-term debt	47.7	50.1
Total current liabilities	4,359.9	4,175.9

OTHER LIABILITIES:
Long-term debt	1,025.8	1,025.3
Long-term operating lease liability	334.3	—
Other long-term liabilities	633.8	620.1
Total other liabilities	1,993.9	1,645.4

SHAREHOLDERS’ EQUITY:
ManpowerGroup shareholders' equity
Preferred stock, $0.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $0.01 par value, authorized 125,000,000 shares, issued 117,163,468 and 116,795,899 shares, respectively	1.2	1.2
Capital in excess of par value	3,354.4	3,337.5
Retained earnings	3,273.3	3,157.7
Accumulated other comprehensive loss	(416.5)	(399.8)
Treasury stock at cost, 57,330,065 and 56,044,485 shares, respectively	(3,579.9)	(3,471.7)
Total ManpowerGroup shareholders’ equity	2,632.5	2,624.9
Noncontrolling interests	62.0	73.6
Total shareholders’ equity	2,694.5	2,698.5
Total liabilities and shareholders’ equity	$9,048.3	$8,519.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues from services	$5,373.1	$5,656.9	$10,418.0	$11,179.3
Cost of services	4,502.7	4,734.2	8,742.8	9,371.2
Gross profit	870.4	922.7	1,675.2	1,808.1
Selling and administrative expenses, excluding goodwill impairment charge	675.6	714.4	1,374.9	1,446.0
Goodwill impairment charge	64.0	-	64.0	-
Selling and administrative expenses	739.6	714.4	1,438.9	1,446.0
Operating profit	130.8	208.3	236.3	362.1
Interest and other (income) expenses, net	(70.2)	10.5	(58.3)	26.6
Earnings before income taxes	201.0	197.8	294.6	335.5
Provision for income taxes	73.7	54.4	113.8	95.1
Net earnings	$127.3	$143.4	$180.8	$240.4
Net earnings per share – basic	$2.12	$2.18	$3.00	$3.65
Net earnings per share – diluted	$2.11	$2.17	$2.98	$3.62
Weighted average shares – basic	60.0	65.7	60.3	65.8
Weighted average shares – diluted	60.4	66.1	60.7	66.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net earnings	$127.3	$143.4	$180.8	$240.4
Other comprehensive loss:
Foreign currency translation adjustments	(32.1)	(140.3)	(62.7)	(92.6)
Reclassification of currency translation adjustment to income related to disposition of partially held equity interest (see Note 5)	32.5	-	32.5	-
Translation adjustments on derivative instruments, net of income taxes of $(3.1), $10.6, $2.0 and $5.8, respectively	(11.1)	36.5	6.3	20.1
Translation adjustments of long-term intercompany loans	(4.2)	(7.7)	6.8	(0.1)
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.0, $(0.1), $0.1 and $0.1, respectively	0.2	(0.3)	0.4	0.2
Total other comprehensive loss	(14.7)	(111.8)	(16.7)	(72.4)
Comprehensive income	$112.6	$31.6	$164.1	$168.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$180.8	$240.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39.0	42.9
Noncash gain on disposition of previously held equity interest	(80.4)	-
Noncash lease expense	63.6	-
Noncash goodwill impairment charge	64.0	-
Deferred income taxes	13.7	(16.6)
Provision for doubtful accounts	11.5	10.9
Share-based compensation	12.9	12.8
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(120.9)	(132.0)
Other assets	81.3	85.9
Other liabilities	11.6	(68.7)
Cash provided by operating activities	277.1	175.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24.0)	(26.8)
Acquisitions of businesses, net of cash acquired	114.7	(8.2)
Proceeds from the sale of subsidiaries, investments, property and equipment	8.0	6.7
Cash provided by (used in) investing activities	98.7	(28.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(3.0)	(4.5)
Proceeds from long-term debt	7.6	583.3
Repayments of long-term debt	(0.1)	(408.1)
Payments of debt issuance costs	-	(2.4)
Payments of contingent consideration for acquisitions	(22.8)	(15.1)
Proceeds from share-based awards and sale of subsidiaries	5.5	4.0
Payments to noncontrolling interests	(2.1)	(1.9)
Other share-based award transactions	(7.3)	(17.3)
Repurchases of common stock	(101.0)	(113.2)
Dividends paid	(65.2)	(66.0)
Cash used in financing activities	(188.4)	(41.2)

Effect of exchange rate changes on cash	(8.9)	(27.6)
Change in cash and cash equivalents	178.5	78.5
Cash and cash equivalents, beginning of year	591.9	689.0
Cash and cash equivalents, end of period	$770.4	$767.5

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$21.4	$31.1
Income taxes paid, net	$74.8	$106.7
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$69.7	$-

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2018	116,795,899	$1.2	$3,337.5	$3,157.7	$(399.8)	$(3,471.7)	$73.6	$2,698.5
Net earnings				53.5				53.5
Other comprehensive loss					(2.0)			(2.0)
Issuances under equity plans	247,325		0.4			(5.3)		(4.9)
Share-based compensation expense			4.6					4.6
Repurchases of common stock						(101.0)		(101.0)
Noncontrolling interest transactions			0.5				0.7	1.2
Balance, March 31, 2019	117,043,224	1.2	3,343.0	3,211.2	(401.8)	(3,578.0)	74.3	2,649.9
Net earnings				127.3				127.3
Other comprehensive loss					(14.7)			(14.7)
Issuances under equity plans	120,244		3.9			(1.9)		2.0
Share-based compensation expense			8.3					8.3
Dividends				(65.2)				(65.2)
Noncontrolling interest transactions			(0.8)				(12.3)	(13.1)
Balance, June 30, 2019	117,163,468	$1.2	$3,354.4	$3,273.3	$(416.5)	$(3,579.9)	$62.0	$2,694.5

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2017	116,303,729	$1.2	$3,302.6	$2,713.0	$(288.2)	$(2,953.7)	$82.7	$2,857.6
Unrealized gain reclassified due to new accounting guidance on investments				15.3	(15.3)			-
Net earnings				97.0				97.0
Other comprehensive income					39.4			39.4
Issuances under equity plans	437,703		2.9			(16.7)		(13.8)
Share-based compensation expense			7.5					7.5
Repurchases of common stock						(50.1)		(50.1)
Noncontrolling interest transactions			0.3				1.1	1.4
Balance, March 31, 2018	116,741,432	1.2	3,313.3	2,825.3	(264.1)	(3,020.5)	83.8	2,939.0
Net earnings				143.4				143.4
Other comprehensive loss					(111.8)			(111.8)
Issuances under equity plans	36,792		(0.1)			(0.5)		(0.6)
Share-based compensation expense			5.3					5.3
Dividends				(66.0)				(66.0)
Repurchases of common stock						(63.1)		(63.1)
Noncontrolling interest transactions			1.6				(0.3)	1.3
Balance, June 30, 2018	116,778,224	$1.2	$3,320.1	$2,902.7	$(375.9)	$(3,084.1)	$83.5	$2,847.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2019 and 2018

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

Payroll Tax Credit

In April 2019, we sold a portion of our French payroll tax credits earned in 2018 for net proceeds of $103.5 (€92.0). In April 2018, we sold substantially all of our French payroll tax credits earned in 2017 for net proceeds of $234.5 (€190.9). We derecognized these receivables and the additional interest upon the sale date as the terms of the agreement are such that the transaction qualifies for sale treatment in accordance with the accounting guidance on the transfer and servicing of assets. The discount on the sale of these receivables was recorded in cost of services as a reduction of the payroll tax credits.

Goodwill Impairment

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived assets at our unit of account level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting units below their carrying value. The most recent annual impairment test was performed during the third quarter of 2018.

For the second quarter of 2019, in connection with the preparation of our quarterly financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit was below its carrying amount.

We identified several factors related to our Germany reporting unit that led us to conclude that it was more likely than not that the fair value of the reporting unit was below its carrying amount. These factors included a further downward trend in the performance of the business due to current market conditions, a more cautious outlook for the business stemming from the impact of changes to temporary staffing regulations in Germany, and the recording of a valuation allowance against our Germany deferred tax assets during the second quarter.

As we determined that it was more likely than not that the fair value of the Germany reporting unit was below its carrying amount, we performed an interim impairment test on this reporting unit as of June 30, 2019. As a result of our interim test, we recognized a non-cash impairment loss of $60.2. The Germany reporting unit is included in the Northern Europe segment.

In performing our interim impairment test, we determined the fair value of the reporting unit by utilizing an income approach derived from a discounted cash flow methodology. The income approach is developed from management’s forecasted cash flow data. Significant assumptions used in our interim goodwill impairment test included: expected revenue growth rates, operating unit profit margins, working capital levels, discount rate, and a terminal value multiple.

In addition, we recorded a goodwill impairment charge of $3.8 related to our New Zealand operations as a result of not meeting profitability expectations.

Subsequent Events

On July 10, 2019, our joint venture in Greater China, ManpowerGroup Greater China Limited, became listed on the Main Board of the Stock Exchange of Hong Kong Limited through an initial public offering. Prior to the initial public offering, we owned a 51% controlling interest in the joint venture and consolidated the financial position and results of its operations into our Consolidated Financial Statements as part of our APME segment. As a result of the offering, in which ManpowerGroup Greater China Limited issued new shares representing 25% of the equity of the company, our ownership interest was diluted to 38.25%, subject to further dilution to 36.87% if the underwriters exercise their overallotment option in full. As a result, we will deconsolidate the joint venture as of the listing date and account for our remaining interest under the equity method of accounting and record our share of equity income or loss in interest and other (income) expenses, net in the Consolidated Statement of Operations.

We will finalize our accounting for this transaction during the third quarter of 2019. We have evaluated all other events and transactions occurring after the balance sheet date through our filing date and have accrued or disclosed any related accounting impacts, if appropriate.

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

We elected the package of three practical expedients which lessened the transitional burden of implementing the new guidance. Accordingly, we did not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; or 3) the initial direct costs for any existing leases. We have also elected the practical expedient to not separate lease and non-lease components. Lastly, we have elected to apply the short-term lease exception for all underlying asset classes.

In August 2017, the FASB issued new guidance on hedge accounting. The amendments in this guidance include the elimination of the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges, recognition and presentation of changes in the fair value of the hedging instrument, recognition and presentation of components excluded from an entity's hedge effectiveness assessment, addition of the ability to elect to perform subsequent effectiveness assessments qualitatively, and addition of new disclosure requirements. We adopted this guidance effective January 1, 2019. There was no impact of this adoption on our Consolidated Financial Statements. See Note 13 to the Consolidated Financial Statements for the modified disclosures.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued new accounting guidance on financial instruments. The new guidance requires application of an impairment model known as the current expected credit loss (“CECL”) model to certain financial instruments. Using the CECL model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions, and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable loss has been incurred. The new guidance is effective for us in 2020. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to June 30, 2019, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $42.5 at June 30, 2019 and $42.8 at December 31, 2018. The decrease is due to $35.6 of revenues recognized related to amounts that were included in the December 31, 2018 balance, partially offset by payments or amounts due in advance of satisfying our performance obligations in the six months ended June 30, 2019.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2018 Annual Report on Form10-K for descriptions of revenue service types.

	3 Months Ended June 30,
	2019					2018
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$551.3	$33.1	$24.1	$22.4	$630.9	$559.1	$34.6	$24.4	$22.4	$640.5
Other Americas	392.8	12.3	6.2	1.2	412.5	392.3	12.3	6.5	0.9	412.0
	944.1	45.4	30.3	23.6	1,043.4	951.4	46.9	30.9	23.3	1,052.5
Southern Europe:
France	1,345.7	56.7	13.6	4.2	1,420.2	1,436.8	55.2	14.5	6.0	1,512.5
Italy	365.2	11.7	10.7	6.4	394.0	413.9	12.8	10.2	6.1	443.0
Other Southern Europe	471.9	83.2	16.0	1.9	573.0	383.8	76.6	14.1	4.0	478.5
	2,182.8	151.6	40.3	12.5	2,387.2	2,234.5	144.6	38.8	16.1	2,434.0
Northern Europe	1,050.8	86.5	38.2	7.7	1,183.2	1,234.0	106.1	45.0	8.1	1,393.2
APME	582.0	73.5	50.1	3.3	708.9	599.5	69.0	52.0	4.3	724.8
Right Management	—	12.3	—	38.1	50.4	—	12.5	—	39.9	52.4
Total	$4,759.7	$369.3	$158.9	$85.2	$5,373.1	$5,019.4	$379.1	$166.7	$91.7	$5,656.9

	6 Months Ended June 30,
	2019					2018
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$1,080.0	$64.1	$47.0	$43.4	$1,234.5	$1,102.3	$63.9	$46.2	$44.4	$1,256.8
Other Americas	778.2	24.0	12.0	2.0	816.2	780.5	23.5	12.5	1.8	818.3
	1,858.2	88.1	59.0	45.4	2,050.7	1,882.8	87.4	58.7	46.2	2,075.1
Southern Europe:
France	2,570.2	114.0	28.1	9.3	2,721.6	2,781.4	114.3	29.4	11.4	2,936.5
Italy	695.2	21.2	20.6	12.9	749.9	800.9	24.3	19.4	12.0	856.6
Other Southern Europe	818.9	163.3	30.2	5.5	1,017.9	762.5	154.3	28.6	7.5	952.9
	4,084.3	298.5	78.9	27.7	4,489.4	4,344.8	292.9	77.4	30.9	4,746.0
Northern Europe	2,104.2	176.2	76.3	16.2	2,372.9	2,489.2	215.9	89.5	16.2	2,810.8
APME	1,165.4	142.9	93.8	6.7	1,408.8	1,198.7	137.4	101.0	7.9	1,445.0
Right Management	—	22.4	—	73.8	96.2	—	24.0	—	78.4	102.4
Total	$9,212.1	$728.1	$308.0	$169.8	$10,418.0	$9,915.5	$757.6	$326.6	$179.6	$11,179.3

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	3 Months Ended June 30,
	2019			2018
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$617.2	$13.7	$630.9	$626.7	$13.8	$640.5
Other Americas	408.2	4.3	412.5	407.8	4.2	412.0
	1,025.4	18.0	1,043.4	1,034.5	18.0	1,052.5
Southern Europe:
France	1,407.5	12.7	1,420.2	1,498.5	14.0	1,512.5
Italy	384.2	9.8	394.0	433.5	9.5	443.0
Other Southern Europe	559.8	13.2	573.0	466.6	11.9	478.5
	2,351.5	35.7	2,387.2	2,398.6	35.4	2,434.0
Northern Europe	1,149.9	33.3	1,183.2	1,354.8	38.4	1,393.2
APME	675.7	33.2	708.9	689.5	35.3	724.8
Right Management	50.4	-	50.4	52.4	-	52.4
Total	$5,252.9	$120.2	$5,373.1	$5,529.8	$127.1	$5,656.9

	6 Months Ended June 30,
	2019			2018
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$1,207.8	$26.7	$1,234.5	$1,231.1	$25.7	$1,256.8
Other Americas	807.9	8.3	816.2	809.8	8.5	818.3
	2,015.7	35.0	2,050.7	2,040.9	34.2	2,075.1
Southern Europe:
France	2,695.2	26.4	2,721.6	2,908.1	28.4	2,936.5
Italy	730.7	19.2	749.9	838.4	18.2	856.6
Other Southern Europe	992.8	25.1	1,017.9	928.6	24.3	952.9
	4,418.7	70.7	4,489.4	4,675.1	70.9	4,746.0
Northern Europe	2,306.5	66.4	2,372.9	2,734.0	76.8	2,810.8
APME	1,347.1	61.7	1,408.8	1,378.4	66.6	1,445.0
Right Management	96.2	-	96.2	102.4	-	102.4
Total	$10,184.2	$233.8	$10,418.0	$10,930.8	$248.5	$11,179.3

(4) Share-Based Compensation Plans

During the three months ended June 30, 2019 and 2018, we recognized share-based compensation expense of $8.3 and $5.3, respectively, and $12.9 and $12.8 for the six months ended June 30, 2019 and 2018, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $5.3 and $4.0 for the six months ended June 30, 2019 and 2018, respectively.

(5) Acquisitions

On April 3, 2019, we acquired the remaining 51% controlling interest in our Swiss franchise (“Manpower Switzerland”) to obtain full ownership of the entity. Additionally, as part of the purchase agreement we acquired the remaining 20% interest in Experis AG. Manpower Switzerland provides contingent staffing services under our Manpower brand in the four main language regions in Switzerland. Both Manpower Switzerland and Experis AG are reported in our Southern Europe segment. The aggregate cash consideration paid was $212.7 and was funded through cash on hand. Of the total consideration paid, $58.3 was for the acquired interests and the remaining $154.4 was for cash and cash equivalents. The amounts paid are subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the acquisition date compared to target amounts. The acquisition of the remaining interest of Experis AG was accounted for as an equity transaction as we previously consolidated the entity.

Our investment in Manpower Switzerland prior to the acquisition was accounted for under the equity method of accounting and we recorded our share of equity income or loss in interest and other (income) expenses, net on the Consolidated Statements of Operations. The acquisition of the remaining controlling interest in Manpower Switzerland was accounted for as a business combination and the assets and liabilities of Manpower Switzerland were included in the June 30, 2019 Consolidated Balance

Sheets, and the results of its operations have been included in the Consolidated Statements of Operations subsequent to the acquisition date.

The aggregate of the consideration paid and the fair value of previously held equity interest totaled $408.3, or $90.8 net of cash acquired. In connection with the business combination, we recognized a one-time, non-cash gain on the disposition of our previously held equity interest in Manpower Switzerland of $80.4, which is included within interest and other (income) expenses, net on the Consolidated Statements of Operations. Of the $80.4, $32.5 represented the reclassification of foreign currency translation adjustments related to the previously held equity interest, from accumulated other comprehensive income.

The assets and liabilities are included in the Consolidated Balance Sheet as of June 30, 2019 within our Southern Europe segment. The acquired assets and assumed liabilities include the following:

April 3, 2019
Cash and cash equivalents	$317.5
Accounts receivable	60.4
Prepaid expenses and other assets	31.4
Goodwill	31.2
Intangible assets subject to amortization, customer relationship	19.6
Intangible assets not subject to amortization, reacquired franchise rights	25.5
Property and equipment	0.4
Accounts payable	21.6
Employee compensation payable	2.5
Accrued liabilities	13.7
Accrued payroll taxes and insurance	7.5
Value added taxes payable	7.4
Other long-term liabilities	25.0
Total assets acquired and liabilities assumed	$408.3

The amounts in the above table represent the preliminary allocation of purchase price and are subject to revision when valuations are finalized for intangible assets, which are expected in 2019. The customer relationship intangible asset is expected to be amortized over a 15 year useful life. The goodwill from the acquisition is not expected to be deductible for income tax purposes.

Manpower Switzerland contributed net revenues from services of $111.0 since the acquisition. Our consolidated unaudited proforma historical net revenues from services, as if Manpower Switzerland had been acquired at the beginning of 2018, are estimated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues from services	$5,373.1	$5,780.9	$10,516.6	$11,397.7

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding Manpower Switzerland and Experis AG, net of cash acquired, was $17.7 for the six months ended June 30, 2019. This balance represents contingent consideration payments related to previous acquisitions, of which $13.0 had been recognized as a liability at the acquisition date. For the six months ended June 30, 2018, the total cash consideration for acquisitions, net of cash acquired, was $47.4, the majority of which took place in the Netherlands. This balance includes initial acquisition payments of $8.2 and contingent consideration payments of $39.2, of which $15.1 had been recognized as a liability at the acquisition date.

(6) Restructuring Costs

We recorded net restructuring costs of $41.4 and $39.3 during the six months ended June 30, 2019 and June 30, 2018, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the six months ended June 30, 2019, the costs paid, utilized or transferred out of our restructuring reserve was $31.9. We expect a majority of the remaining $25.0 reserve will be paid, utilized or transferred out by the end of 2019.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, December 31, 2018	$0.3	$1.7	$13.1	$—	$0.4	$—	$15.5
Severance costs	3.8	5.3	16.5	3.5	0.2	2.3	31.6
Office closure costs and other	1.3	0.1	2.2	0.9	4.5	0.8	9.8
Costs paid, utilized or transferred out(3)	(4.2)	(3.1)	(16.5)	(2.2)	(5.0)	(0.9)	(31.9)
Balance, June 30, 2019	$1.2	$4.0	$15.3	$2.2	$0.1	$2.2	$25.0

(1)	Balances related to the United States were $0.3 and $0.9 as of December 31, 2018 and June 30, 2019, respectively.
(2)	Balances related to France were $0.9 as of both December 31, 2018 and June 30, 2019. Balances related to Italy were $0.5 and $1.0 as of December 31, 2018 and June 30, 2019, respectively.
(3)	Restructuring reserve of $7.1 was transferred to current operating lease liabilities during the six months ended June 30, 2019.

(7) Income Taxes

We recorded income tax expense at an effective rate of 36.7% for three months ended June 30, 2019, as compared to an effective rate of 27.5% for the three months ended June 30, 2018. The 2019 rate was unfavorably impacted by the transition of the French CICE subsidy, which was non-taxable, to new French subsidies in January 2019 that are taxable, the goodwill impairment related to our investments in Germany and New Zealand, which was nondeductible, and the recognition of a valuation allowance in Germany. These items were partially offset by the favorable impact of the gain from the acquisition of Manpower Switzerland, which was non-taxable. The 36.7% effective tax rate in the quarter was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, restructuring costs recorded in the quarter, our overall mix of earnings, and the recognition of a valuation allowance in Germany. We recorded income tax expense at the effective rate of 38.6% for the six months ended June 30, 2019, as compared to an effective rate of 28.3% for the six months ended June 30, 2018. The 38.6% effective tax rate for the six months ended June 30, 2019 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, our overall mix of earnings, and the recognition of a valuation allowance in Germany.

As of June 30, 2019, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $35.2 that would favorably impact the effective tax rate if recognized. As of December 31, 2018, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties of $34.2. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2012 through 2019 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of June 30, 2019, we are subject to tax audits in Austria, Canada, Denmark, France, Germany and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net earnings available to common shareholders	$127.3	$143.4	$180.8	$240.4
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	60.0	65.7	60.3	65.8
Effect of dilutive securities - stock options	0.1	0.1	0.1	0.2
Effect of other share-based awards	0.3	0.3	0.3	0.4
Weighted-average common shares outstanding - diluted	60.4	66.1	60.7	66.4
Net earnings per share - basic	$2.12	$2.18	$3.00	$3.65
Net earnings per share - diluted	$2.11	$2.17	$2.98	$3.62

There were 0.4 million and 0.3 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended June 30, 2019 and 2018, respectively, and the calculations of earnings per share – diluted for the six months ended June 30, 2019 and June 30, 2018 because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	June 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,262.4	$—	$1,262.4	$1,297.1	$—	$1,297.1
Intangible assets:
Finite-lived:
Customer relationships	$464.2	$365.5	$98.7	$444.8	$351.7	$93.1
Other	18.4	17.1	1.3	18.5	16.0	2.5
	482.6	382.6	100.0	463.3	367.7	95.6
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	124.3	—	124.3	98.7	—	98.7
	176.3	—	176.3	150.7	—	150.7
Total intangible assets	$658.9	$382.6	$276.3	$614.0	$367.7	$246.3

(1)	Balances were net of accumulated impairment loss of $577.4 and $513.4 as of June 30, 2019 and December 31, 2018, respectively.
(2)	Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2019 and December 31, 2018.

Total consolidated amortization expense related to intangible assets for the remainder of 2019 is expected to be $15.1 and in each of the next five years as follows: 2020- $25.4, 2021- $14.7, 2022- $11.1, 2023- $9.0, 2024- $7.7.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe(3)	APME(3)	Right Management	Corporate(4)	Total
Balance, December 31, 2018	$519.9	$112.2	$435.4	$102.0	$62.1	$65.5	$1,297.1
Goodwill acquired	0.4	31.2	-	-	-	-	31.6
Currency and other impacts	1.7	(0.6)	(4.1)	0.7	-	-	(2.3)
Impairment charge	-	-	(60.2)	(3.8)	-	-	(64.0)
Balance, June 30, 2019	$522.0	$142.8	$371.1	$98.9	$62.1	$65.5	$1,262.4

(1)	Balances related to the United States were $476.5 as of both December 31, 2018 and June 30, 2019.
(2)

Balances related to France were $68.9 and $68.3 as of December 31, 2018 and June 30, 2019, respectively. Balances related to Italy were $4.8 and $4.7 as of December 31, 2018 and June 30, 2019, respectively.

(3)    The impairment charges of $60.2 and $3.8 relate to our Germany and New Zealand reporting units, respectively, which were recorded during the second quarter of 2019. See Note 1 to the Consolidated Financial Statements for further information.

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

Goodwill balances by reporting unit were as follows:

	June 30,	December 31,
	2019	2018
United States	$532.0	$532.0
Netherlands	111.1	112.0
United Kingdom	93.2	93.7
France	68.3	68.9
Germany	67.5	129.2
Right Management	62.1	62.1
Other reporting units	328.2	299.2
Total goodwill	$1,262.4	$1,297.1

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	Defined Benefit Pension Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$4.3	$2.8	$6.8	$5.6
Interest cost	3.2	2.9	6.3	5.9
Expected return on assets	(3.6)	(2.7)	(5.9)	(5.5)
Other	0.4	0.3	0.9	0.7
Total benefit cost	$4.3	$3.3	$8.1	$6.7

	Retiree Health Care Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest cost	$0.2	$0.1	$0.3	$0.2
Prior service credit	(0.2)	(0.2)	(0.4)	(0.4)
Total benefit credit	$-	$(0.1)	$(0.1)	$(0.2)

During the three and six months ended June 30, 2019, contributions made to our pension plans were $2.9 and $4.4, respectively, and contributions made to our retiree health care plan were $0.3 and $0.6, respectively. During 2019, we expect to make total contributions of approximately $13.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	June 30,	December 31,
	2019	2018
Foreign currency translation	$(285.9)	$(223.2)
Reclassification of currency translation adjustment to income related to disposition of partially held equity interest (see Note 5)	32.5	-
Translation gain (loss) on derivative instruments, net of income taxes of $(10.9) and $(12.9), respectively	1.6	(4.7)
Translation loss on long-term intercompany loans	(130.4)	(137.2)
Defined benefit pension plans, net of income taxes of $(23.0) and $(23.2), respectively	(37.2)	(37.9)
Retiree health care plan, net of income taxes of $1.9 and $2.0 for 2019 and 2018, respectively	2.9	3.2
Accumulated other comprehensive loss	$(416.5)	$(399.8)

Noncontrolling Interests

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other (income) expenses, net in our Consolidated Statements of Operations. We recorded expenses of $0.1 and $1.0 for the three months ended June 30, 2019 and 2018, respectively, and $1.1 and $2.2 for the six months ended June 30, 2019 and June 30, 2018, respectively. The portion of earnings attributed to the noncontrolling interest for ManpowerGroup Greater China Limited is included in the above amounts. (See Note 1 to the Consolidated Financial Statements for further information on the subsequent deconsolidation of the entity.)

Dividends

On May 10, 2019 and May 4, 2018, the Board of Directors declared a semi-annual cash dividend of $1.09 and $1.01 per share, respectively. The 2019 dividends were paid on June 14, 2019 to shareholders of record on June 3, 2019. The 2018 dividends were paid on June 15, 2018 to shareholders of record on June 1, 2018.

Share Repurchases

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization is in addition to the August 2018 and July 2016 Board authorizations to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first six months of 2019, we repurchased a total of 1.2 million shares at a cost of $101.0 under the 2018 authorization. During the first six months of 2018, we repurchased 1.0 million shares at a cost of $113.2 under the 2016 authorization. As of June 30, 2019, there were 1.9 million shares remaining authorized for repurchase under the 2018 authorization and no shares remaining authorized for repurchase under the 2016 authorization.

(12) Interest and Other (Income) Expenses, Net

Interest and other (income) expenses, net consisted of the following:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest expense	$11.2	$13.3	$21.4	$26.9
Interest income	(1.1)	(1.4)	(2.6)	(2.6)
Foreign exchange (gain) loss	(0.5)	(0.1)	2.4	(0.2)
Miscellaneous (income) expense, net(1)	(79.8)	(1.3)	(79.5)	2.5
Interest and other (income) expenses, net	$(70.2)	$10.5	$(58.3)	$26.6
(1) Includes an $80.4 gain related to our acquisition of the remaining controlling interest in Manpower Switzerland. See Note 5 to the Consolidated Financial Statements for further information.

(13) Derivative Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

We are exposed to various market risks relating to our ongoing business operations. The primary market risks, which are managed using derivative instruments, are foreign currency exchange rate risk and interest rate risk. In certain circumstances, we enter into foreign currency forward exchange contracts (“forward contracts”) and cross-currency swaps to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We have historically managed interest rate risk through the use of a combination of fixed and variable rate borrowings.

The €400.0 ($453.3) notes due September 2022 and the €500.0 ($563.4) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of June 30, 2019. The gain or loss associated with foreign currency translation on these notes is recorded as a component of accumulated other comprehensive loss ("AOCI"), net of taxes. On occasion, forward contracts are also designated as a hedge of our net investment in our foreign subsidiaries.

In April 2019, we entered into a cross-currency swap agreement to convert our intercompany fixed-rate, Swiss franc (“CHF”) denominated note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swap agreement was to eliminate the uncertainty of cash flows in CHF associated with the notes by fixing the principal at €202.3 with a fixed annual interest rate of 1.256%. This hedging arrangement has been designated as a cash flow hedge. The swap matures in April 2022, which matches the term of the intercompany note. Gains and losses from the hedge offsets the changes in the value of principal and interest payments as a result of changes in foreign exchange rates.

We assessed the hedging relationship at the inception of the hedge in order to determine whether the derivatives that are used in the hedging transaction are highly effective in offsetting the cash flows of the hedged item and will continue to assess the relationship on an ongoing basis. We use the hypothetical derivative method in conjunction with regression analysis using a third party valuation to measure effectiveness of our cross-currency swap agreement. The change in the fair value of the swap is deferred in AOCI in the Consolidated Statement of Operations until the hedged item impacts earnings.

The effect of our net investment hedges and cross-currency swaps on AOCI for the three and six months ended June 30, 2019, and 2018 was as follows:

	Gain (Loss) Recognized in		Location of Gain Reclassified	Gain Reclassified
Instrument	Other Comprehensive Income		from AOCI into Income	from AOCI into Income
	3 Months Ended June 30,			3 Months Ended June 30,
	2019	2018(1)		2019	2018(1)
Euro Notes	$(13.9)	$47.1	Interest and other (income) expenses, net	$-	$-
Cross-currency swaps	5.0	-	Interest and other (income) expenses, net	5.4	-

	Gain Recognized in		Location of Gain Reclassified	Gain Reclassified
Instrument	Other Comprehensive Income		from AOCI into Income	from AOCI into Income
	6 Months Ended June 30,			6 Months Ended June 30,
	2019	2018(1)		2019	2018(1)
Euro Notes	$8.5	$25.9	Interest and other (income) expenses, net	$-	$-
Cross-currency swaps	5.0	-	Interest and other (income) expenses, net	5.4	-

(1)	The prior period amounts have been revised to conform with the current period presentation.

We expect the net amount of pre-tax derivative gains and losses included in AOCI at June 30, 2019 to be reclassified into earnings within the next twelve months will not be significant. The actual amount that will be reclassified to earnings over the next twelve months will vary due to future currency exchange rates.

For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in the current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the Consolidated Statements of Operations for the three and six months ended June 30 was as follows:

	Location of Gain	Amount of Gain Recognized in Income
Instrument	Recognized in Income	3 Months Ended June 30,		6 Months Ended June 30,
		2019	2018	2019	2018
Foreign currency forward contracts	Interest and other (income) expenses, net	$9.1	$2.1	$9.2	$2.1

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

	Assets
		June 30,	December 31,
	Balance Sheet Location	2019	2018
Instruments designated as hedges:
Cross-currency swaps	Prepaid expenses and other assets	$5.1	$-
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts receivable, net	9.2	0.1
Total instruments		$14.3	$0.1

	Liabilities
		June 30,	December 31,
	Balance Sheet Location	2019	2018
Instruments designated as hedges:
Euro Notes	Long-term debt	1,083.5	1,032.0
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	—	0.1
Total instruments		$1,083.5	$1,032.1

Fair Value Measurements

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,083.5 and $1,052.9 as of June 30, 2019 and December 31, 2018, respectively, compared to a carrying value of $1,016.7 and $1,024.6, respectively.

Our deferred compensation plan assets were $101.6 and $89.5 as of June 30, 2019 and December 31, 2018 respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

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

We have elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases. As of June 30, 2019, we did not have any material additional operating leases that have not yet commenced.

The components of lease expense were as follows:

	3 Months Ended	6 Months Ended
	June 30,	June 30,
	2019	2019
Operating lease expense	$35.0	$69.7
Short-term lease expense	6.0	12.1
Other lease expense(1)	$4.8	$9.9
Total lease expense	$45.8	$91.7
(1)	Other lease expense includes immaterial variable lease expense and sublease income.

Other information related to leases was as follows:

6 Months Ended
June 30,
Supplemental Cash Flows Information	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$64.8
Operating ROU assets obtained in exchange for lease obligations	$69.7

June 30,
Supplemental balance sheet information	2019
Operating Leases
Operating lease ROU assets	$458.5

Operating lease liabilities - current(1)	$126.6
Operating lease liabilities - long-term	334.3
Total operating lease liabilities	$460.9

(1)	Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

Weighted Average Remaining Lease Term
Operating leases	5.6
Weighted Average Discount Rate
Operating leases	2.8%

Maturities of operating lease liabilities as of June 30, 2019 were as follows:

(In millions)
Period Ending June 30, 2019	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$64.5
2020	120.9
2021	91.8
2022	68.1
2023	46.2
2024	33.7
Thereafter	80.5
Total future undiscounted lease payments	$505.7
Less imputed interest	$(44.8)
Total operating lease liabilities	$460.9

Maturities of operating leases accounted for under ASC 840 as of December 31, 2018 were as follows:

(In millions)
Period Ending December 31, 2018	Operating Leases
2019	$151.4
2020	115.2
2021	85.5
2022	65.0
2023	44.1
Thereafter	105.6
Total minimum lease payments	$566.8

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

	3 Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues from services:
Americas:
United States (a)	$630.9	$640.5	$1,234.5	$1,256.8
Other Americas	412.5	412.0	816.2	818.3
	1,043.4	1,052.5	2,050.7	2,075.1
Southern Europe:
France	1,420.2	1,512.5	2,721.6	2,936.5
Italy	394.0	443.0	749.9	856.6
Other Southern Europe	573.0	478.5	1,017.9	952.9
	2,387.2	2,434.0	4,489.4	4,746.0

Northern Europe	1,183.2	1,393.2	2,372.9	2,810.8
APME	708.9	724.8	1,408.8	1,445.0
Right Management	50.4	52.4	96.2	102.4
Consolidated (b)	$5,373.1	$5,656.9	$10,418.0	$11,179.3
Operating unit profit: (c)
Americas:
United States	$32.2	$38.2	$48.6	$64.9
Other Americas	17.3	18.5	32.1	34.7
	49.5	56.7	80.7	99.6
Southern Europe:
France	75.7	73.0	131.2	130.7
Italy	29.8	31.9	50.2	57.1
Other Southern Europe	18.0	16.8	29.0	31.6
	123.5	121.7	210.4	219.4

Northern Europe	24.3	24.7	24.9	41.3
APME	28.1	29.2	48.2	55.1
Right Management	9.0	10.5	11.1	16.9
	234.4	242.8	375.3	432.3
Corporate expenses	(31.9)	(25.9)	(59.8)	(52.7)
Goodwill impairment charge	(64.0)	-	(64.0)	-
Intangible asset amortization expense	(7.7)	(8.6)	(15.2)	(17.5)
Operating profit	130.8	208.3	236.3	362.1
Interest and other (income) expenses, net	70.2	(10.5)	58.3	(26.6)
Earnings before income taxes	$201.0	$197.8	$294.6	$335.5

(a)

In the United States, revenues from services included fees received from the related franchise offices of $3.7 and $3.9 for the three months ended June 30, 2019 and 2018, and $7.3 and $7.1 for the six months ended June 30, 2019 and June 30, 2018, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $154.3 and $166.7 for the three months ended three months ended June 30, 2019 and 2018, respectively, and $311.2 and $315.7 six months ended June 30, 2019 and June 30, 2018 respectively.

(b)

Our consolidated revenues from services include fees received from our franchise offices of $4.1 and $6.2 for the three months ended three months ended June 30, 2019 and 2018, respectively, and $9.7 and $11.4 for the six months ended June 30, 2019 and June 30, 2018, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $163.2 and $273.9 for the three months ended June 30, 2019 and 2018, respectively, and $406.2 and $510.7 for the six months ended June 30, 2019 and June 30, 2018, respectively.

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

(16) Contingencies

Litigation

On April 26, 2017, the sellers of 7S, a company we acquired in 2015, formally disputed the contingent consideration related to the acquisition, claiming that they were owed an additional $23.7 (€20.8), plus interest. The dispute was submitted to an arbitration tribunal in Germany. On June 28, 2019, the arbitration forum handed down its decision, rejecting the claims brought by the 7S sellers. Finding in favor of ManpowerGroup, the arbitration tribunal confirmed that no further amounts are owed by us, and also awarded us reimbursement of legal fees and other costs.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 33 and 34 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

Business Overview

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increasing demand, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses. By contrast, during periods of decreased demand, as we experienced in both the second quarter of 2019 and first half of 2019, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses which may not decline at the same pace as revenues.  We continued to see significant variation across global labor markets during the second quarter, which is reflected in our results and evidenced by our most recent surveys, which show hiring intentions strengthening in about half of the countries we surveyed, and weakening in about half of the countries, with considerable uncertainty and unpredictability in our European markets being impacted by concerns over trade wars and Brexit.

During the second quarter of 2019, the United States dollar was stronger, on average, relative to the currencies in all of our markets than in the second quarter of 2018, having an unfavorable impact on our reported results. This strengthening was particularly pronounced against the Euro and British Pound. Our reported revenues from services decreased 5.0% in the second quarter of 2019 compared to the second quarter of 2018 and our reported operating profit decreased 37.2%. These results were partly impacted by the relative weakness of other currencies against the United States dollar compared to the same period in 2018, and generally may understate the performance of our underlying business. The changes in the foreign currency exchange rates had a 4.9% unfavorable impact on revenues from services, a 4.0% unfavorable impact on operating profit, and an approximately $0.08 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the three months ended June 30, 2019, our businesses did not experience significant changes in revenue trends from the previous quarter.  The environment continued to be one of revenue declines in most of our markets, with sluggish trends in Europe overshadowing modest constant currency growth elsewhere. Our consolidated revenues were down 0.1% in constant currency in the quarter, an improvement from the 2.2% constant currency decline in the first quarter of 2019 due primarily to the additional revenues from the acquisition in April 2019 of the remaining controlling interest in our Swiss franchise (“Manpower Switzerland”). After adjusting for billing days, our organic constant currency revenue decrease was 0.6% compared to a 1.1% decrease in the first quarter of 2019. During the second quarter of 2019, several key markets within Southern and Northern Europe continued to experience revenue declines, partially offset by continued constant currency revenue increases in certain markets within the Americas and APME. We experienced a revenue decline in organic constant currency in Southern Europe due to the revenue decline in Italy, partially offset by organic constant currency revenue growth in certain markets within Other Southern Europe, while constant currency revenue in France was flat. The revenue decrease in Northern Europe was primarily due to the decrease in Germany resulting from the continued challenges posed by new regulations as well as softer demand from the manufacturing sector in that market. In the Americas, revenues increased 2.5% in constant currency due to increased demand for our staffing/interim services in certain markets within Other Americas and an increase in our ManpowerGroup Solutions business. These increases were partially offset by decrease in the United States primarily driven by a decline in demand for our staffing/interim services and the unfavorable impact of approximately one fewer billing day. In APME, revenues increased 1.3% in constant currency primarily due to an increase in our Manpower staffing revenues. As of the date of this report, we expect that the trend we saw during the first two quarters of the year will continue into the second half of the year, with European labor markets and our European results being sluggish, and improving organic constant currency results in the Americas and APME.

Our gross profit margin in the second quarter of 2019 compared to 2018 decreased due to a declining demand for services within our higher-margin ManpowerGroup Solutions Talent-Based Outsourcing business. Our staffing/interim margin was flat year-over-year as improvement from pricing initiatives in a few of our largest markets and a favorable direct cost adjustment in France was offset by declines in most of our markets within Northern Europe.

We recorded $64.0 million of goodwill impairment charges related to our investments in Germany and New Zealand ($60.2 million and $3.8 million, respectively) and additional charges of $1.6 million related to our New Zealand operations in the second quarter of 2019.

Our operating profit decreased 37.2% in the second quarter of 2019 by (-33.2% in constant currency) while our operating profit margin was down 130 basis points compared to the second quarter of 2018. Excluding the goodwill impairment and related charges incurred in the second quarter of 2019 and $15.3 million of restructuring costs incurred in the second quarter of 2018, our operating profit was down 7.5% in constant currency while operating profit margin was down 30 basis points compared to the second quarter of 2018. We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational and cost structures, while investing appropriately to support the growth in the business and enhance our productivity and technology and digital capabilities.

We have made steps to reposition our portfolio of businesses.  In addition to our Manpower Switzerland acquisition in April 2019 (see further information in Note 5 of our Consolidated Financial Statements), ManpowerGroup Greater China Limited completed its IPO on the Hong Kong Stock Market in July 2019, with finalization of the accounting treatment occurring in the third quarter of 2019 (see further information in Note 1 of our Consolidated Financial Statements).  ManpowerGroup Greater China Limited’s results were included in our consolidated results for all of the second quarter and first half of 2019.

Operating Results - Three Months Ended June 30, 2019 and 2018

The following table presents selected consolidated financial data for the three months ended June 30, 2019 as compared to 2018.

(in millions, except per share data)	2019	2018	Variance	Constant Currency Variance
Revenues from services	$5,373.1	$5,656.9	(5.0)%	(0.1)%
Cost of services	4,502.7	4,734.2	(4.9)%	—
Gross profit	870.4	922.7	(5.7)%	(1.1)%
Gross profit margin	16.2%	16.3%	(0.7)%
Selling and administrative expenses, excluding goodwill impairment charge	675.6	714.4	(5.4)%	(1.0)%
Goodwill impairment charge	64.0	-	—	—
Selling and administrative expenses	739.6	714.4	3.6%	8.3%
Operating profit	130.8	208.3	(37.2)%	(33.2)%
Operating profit margin	2.4%	3.7%
Interest and other (income) expenses, net	(70.2)	10.5
Earnings before income taxes	201.0	197.8	1.6%	5.6%
Provision for income taxes	73.7	54.4	35.6%
Effective income tax rate	36.7%	27.5%
Net earnings	$127.3	$143.4	(11.3)%	(8.0)%
Net earnings per share – diluted	$2.11	$2.16	(2.3)%	0.9%
Weighted average shares – diluted	60.4	66.1	(8.8)%

The year-over-year decrease in revenues from services of 5.0% (-0.1% in constant currency and -1.5% in organic constant currency) was attributed to:

•

decreased demand for services in several of our markets within Northern Europe, where revenues decreased 15.1% (-9.6% in constant currency and -8.9% in organic constant currency), primarily due to reduced demand for our Manpower staffing services. We experienced revenue declines in Germany, the Netherlands, Belgium, the United Kingdom, and the Nordics of 30.0%, 25.8%, 11.0%, 8.1%, and 9.0% (-25.7%, -21.2%, -5.6%, -2.8%, and -1.7%, respectively, in constant currency; -17.4% in organic constant currency in the Netherlands);

•

a revenue decrease in Southern Europe of 1.9% (increase of 3.7% in constant currency; -0.9% in organic constant currency). This included a revenue decrease in France of 6.1% (flat in constant currency) primarily due to the unfavorable impact of changes in currency exchange rates and a decrease in our permanent recruitment business of 5.6% (increase of 0.2% in constant currency), partially offset by an increase in our ManpowerGroup Solutions business. The

Southern Europe decrease also included a decrease in Italy of 11.1% (-5.7% in constant currency) due to decreased demand for our Manpower staffing services as a result of a challenging economic environment, partially offset by a 4.9% increase (11.1% in constant currency) in the permanent recruitment business;

•	a 1.5% revenue decrease in the United States primarily driven by a decline in demand for our staffing/interim services and the unfavorable impact of approximately one fewer billing day;
•

a revenue decrease in APME of 2.2% (increase of 1.3% in constant currency and 5.0% in organic constant currency) due to the impact of changes in currency exchange rates, partially offset by an increase in our Manpower staffing revenues;

•

decreased demand for services at Right Management, where revenues decreased 3.9% (-0.9% in constant currency), including a 4.7% decrease (-1.7% in constant currency) in our outplacement services, as well as a 1.7% decrease (increase of 1.3% in constant currency) in our talent management business; and

•	a 4.9% decrease due to the impact of changes in currency exchange rates; partially offset by
•

our acquisition of Manpower Switzerland in Southern Europe in April 2019 partially offset by our dispositions of smaller businesses in Northern Europe and APME at the end of December 2018, which on a net basis added approximately 1.4% revenue growth to our consolidated results on a constant currency basis.

The year-over-year 10 basis point decrease in gross profit margin was primarily due to a declining demand for services within our higher-margin ManpowerGroup Solutions Talent Based Outsourcing business. Our staffing/interim margin was flat year-over-year as improvement from pricing initiatives in a few of our largest markets and favorable direct cost adjustment in France was offset by declines in most of our markets within Northern Europe.

The increase in selling and administrative expenses in the second quarter of 2019 (8.3% in constant currency and 7.1% in organic constant currency) was primarily attributed to:

•	goodwill impairment and related charges of $65.6 million related to our Germany reporting unit and New Zealand operations incurred in the second quarter of 2019; and
•	the additional recurring selling and administrative costs of $12.1 million incurred as a result of the acquisition of Manpower Switzerland in Southern Europe; partially offset by
•

a 9.9% decrease (-6.3% in constant currency) in consulting costs related to certain technology projects, front-office centralization and back-office optimization activities incurred in the second quarter of 2018;

•	a $3.4 million decrease in the second quarter of 2019 compared to 2018 as a result of dispositions in December 2018 in Northern Europe and APME;
•	a 4.7% decrease due to the impact of changes in currency exchange rates; and
•	a decrease in restructuring costs with zero incurred in the second quarter of 2019 compared to $15.3 million incurred in the second quarter of 2018.

Selling and administrative expenses as a percent of revenues increased 120 basis points in the second quarter of 2019 compared to the second quarter of 2018 due primarily to the 120 basis point unfavorable impact from the goodwill impairment and other related charges, 10 basis point unfavorable impact due to expense deleveraging as we were unable to decrease expenses, excluding the goodwill impairment and other related charges and restructuring costs, at the same rate as our revenue decline on an organic constant currency basis, and the 10 basis point unfavorable impact from changes in currency exchange rates. These items were partially offset by a 20 basis point favorable impact from the decrease in restructuring costs.

Interest and other (income) expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other (income) expenses, net was income of $70.2 million in the second quarter of 2019 compared to expense of $10.5 million in the second quarter of 2018. Net interest expense decreased $1.8 million in the second quarter of 2019 to $10.1 million from $11.9 million in the second quarter of 2018 due to the lower interest rate on our €500.0 million notes offered and sold in June 2018 compared to the interest rate on the €350.0 million notes due June 22, 2018 that were repaid in June 2018. Miscellaneous income was $79.8 million in the second quarter of 2019 compared to $1.3 million in the second quarter of 2018. The increase in miscellaneous income was primarily due to the gain of

$80.4 million from the acquisition of Manpower Switzerland partially offset by the decrease in the income from the equity investment in Switzerland prior to the acquisition.

We recorded income tax expense at an effective rate of 36.7% for three months ended June 30, 2019, as compared to an effective rate of 27.5% for the three months ended June 30, 2018. The 2019 rate was unfavorably impacted by the transition of the French CICE subsidy, which was non-taxable, to new French subsidies in January 2019 that are taxable, the goodwill impairment related to our investments in Germany and New Zealand, which was nondeductible, and the recognition of a valuation allowance in Germany. These items were partially offset by the favorable impact of the gain from the acquisition of Manpower Switzerland, which was non-taxable. The 36.7% effective tax rate in the quarter was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, restructuring costs recorded in the quarter, our overall mix of earnings, and the recognition of a valuation allowance in Germany.

Net earnings per share - diluted was $2.11 and $2.17 in the second quarter of 2019 and 2018, respectively. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.08 per share in the second quarter of 2019. The gain from the acquisition of Manpower Switzerland recorded in the second quarter of 2019 positively impacted net earnings per share – diluted by approximately $1.32 per share. Goodwill impairment and related tax and other charges negatively impacted net earnings per share – diluted by approximately $1.26. Restructuring costs recorded in the second quarter of 2018 negatively impacted net earnings per share - diluted by approximately $0.18 per share, net of tax, in the second quarter of 2018.

Weighted average shares - diluted decreased to 60.4 million in the second quarter of 2019 from 66.1 million in the second quarter of 2018. This decrease was due to the impact of share repurchases completed since the second quarter of 2018, partially offset by shares issued as a result of exercises and vesting of share-based awards since the second quarter of 2018.

Operating Results - Six Months Ended  June 30, 2019 and 2018

The following table presents selected consolidated financial data for the six months ended June 30, 2019 as compared to 2018.

(in millions, except per share data)	2019	2018	Variance	Constant Currency Variance
Revenues from services	$10,418.0	$11,179.3	(6.8)%	(1.1)%
Cost of services	8,742.8	9,371.2	(6.7)%	(1.0)%
Gross profit	1,675.2	1,808.1	(7.3)%	(2.0)%
Gross profit margin	16.1%	16.2%
Selling and administrative expenses, excluding goodwill impairment charge	1,374.9	1,446.0	(4.9)%	0.4%
Goodwill impairment charge	64.0	-	-	-
Selling and administrative expenses	1,438.9	1,446.0	(0.5)%	5.0%
Operating profit	236.3	362.1	(34.8)%	(30.2)%
Operating profit margin	2.3%	3.2%
Interest and other (income) expenses, net	(58.3)	26.6	-
Earnings before income taxes	294.6	335.5	(12.2)%	(7.6)%
Provision for income taxes	113.8	95.1	19.8%
Effective income tax rate	38.6%	28.3%
Net earnings	$180.8	$240.4	(24.8)%	(21.1)%
Net earnings per share – diluted	$2.98	$3.62	(17.7)%	(13.5)%
Weighted average shares – diluted	60.7	66.4	(8.5)%

The year-over-year decrease in revenues from services of 6.8% (-1.1% in constant currency and -1.5% in organic constant currency) was attributed to:

•

decreased demand for services in several of our markets within Northern Europe, where revenues decreased 15.6% (9.2% in constant currency and 8.6% in organic constant currency), primarily due to reduced demand for our Manpower staffing services. We experienced revenue declines in Germany, the Netherlands, Belgium, the United Kingdom, and the Nordics of 29.5%, 26.7%, 11.5%, 9.5%, and 7.6% (-24.5%, -21.4%, -5.2%, -3.7%, and an increase of 1.1%, respectively, in constant currency; -17.7% in organic constant currency in the Netherlands);

•

a revenue decrease in Southern Europe of 5.4% (increase of 1.1% in constant currency; -1.2% in organic constant currency). This included a revenue decrease in France of 7.3% (-0.7% in constant currency) primarily due to the unfavorable impact of approximately one fewer billing day. The Southern Europe decrease also included a decrease in Italy of 12.5% (-6.3% in constant currency) due to decreased demand for our Manpower staffing services as a result of a challenging economic environment, partially offset by a 6.1% increase (13.6% in constant currency) in the permanent recruitment business;

•	a revenue decrease in the United States of 1.8% primarily driven by a decline in demand for our staffing/interim services and the unfavorable impact of approximately one fewer billing day;
•	a revenue decrease in APME of 2.5% (increase of 1.6% in constant currency) due to the impact of changes in currency exchange rates, partially offset by an increase in our Manpower staffing revenues;
•

decreased demand for services at Right Management, where revenues decreased 6.1% (-2.7% in constant currency), including a 6.0% decrease (-2.6% in constant currency) in our outplacement services, as well as a 6.8% decrease (-3.1% in constant currency) in our talent management business; and

•	a 5.7% decrease due to the impact of changes in currency exchange rates; partially offset by
•

our acquisition of Manpower Switzerland in Southern Europe in April 2019 partially offset by our dispositions of smaller businesses in Northern Europe and APME at the end of December 2018, which on a net basis added approximately 0.4% revenue growth to our consolidated results on a constant currency basis.

The year-over-year 10 basis point decrease in gross profit margin was primarily attributed to:

•	a 20 basis point unfavorable impact from declining demand for our higher-margin ManpowerGroup Solutions services, particularly within our Talent Based Outsourcing business; partially offset by
•	a 10 basis point favorable impact from changes in currency exchange rate.

The 0.5% decrease in selling and administrative expenses in the six months ended June 30, 2019 (increase of 5.0% in constant currency and 4.6% in organic constant currency) was primarily attributed to:

•

a 6.8% decrease (-1.6% in constant currency; -1.9% in organic constant currency) in office-related costs primarily due to a decrease in the number of offices as a result of our delivery channel and other front-office centralization and back-office optimization activities, as well as adjusting our cost-base for the slower market environment in many of our European operations;

•	a $6.2 million decrease in the six months ended June 30, 2019 compared to 2018 as a result of dispositions in December 2018 in Northern Europe and APME; and
•	a 4.5% decrease due to the impact of changes in currency exchange rates; partially offset by
•	goodwill impairment and related charges of $65.6 million related to our Germany reporting unit and New Zealand operations in the six months ended June 30, 2019;
•	the additional recurring selling and administrative costs of $12.1 million incurred as a result of the acquisition of Manpower Switzerland in Southern Europe; and
•	restructuring costs of $39.8 million incurred in the six months ended June 30, 2019 compared to $39.3 million incurred in the six months ended June 30, 2018.

Selling and administrative expenses as a percent of revenues increased 90 basis points in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to a 60 basis point unfavorable impact from the goodwill impairment and other related charges, 10 basis point unfavorable impact from the increase in restructuring costs, and a 10 basis point unfavorable impact from changes in currency exchange rates. The remaining 10 basis point unfavorable impact is due to expense deleveraging as we were unable to decrease expenses, excluding the goodwill impairment and other related charges and restructuring costs, at the same rate as our revenue decline on an organic constant currency basis.

Interest and other (income) expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other (income) expenses, net was income of $58.3 million in the six months ended June 30, 2019 compared to expenses of $26.6 million in the six months ended June 30, 2018. Net interest expense decreased $5.5 million in the six months ended June 30, 2019 to $18.8 million from $24.3 million in the second quarter of 2018 due to the lower interest rate on our €500.0 million notes offered and sold in June 2018 compared to the interest rate on the €350.0 million notes due June 22, 2018 that were repaid in June 2018. Miscellaneous income was $79.5 million in the six months ended June 30, 2019 compared to miscellaneous expense of $2.5 million in the six months ended June 30, 2018. The change was primarily due to the gain of $80.4 million from the acquisition of Manpower Switzerland and a decrease in expenses related to net earnings attributable to noncontrolling interests, partially offset by the decrease in the income from the equity investment in Switzerland prior to the acquisition.

We recorded income tax expense at the effective rate of 38.6% for the six months ended June 30, 2019, as compared to an effective rate of  28.3% for the six months ended June 30, 2018. The 38.6% effective tax rate for the six months ended June 30, 2019 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, our overall mix of earnings, and the recognition of a valuation allowance in Germany

Net earnings per share - diluted was $2.98 and $3.62 in the six months ended June 30, 2019 and 2018, respectively. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.15 per share for the six months ended June 30, 2019. Restructuring costs recorded in the six months ended June 30, 2019 and 2018 negatively impacted net earnings per share - diluted by approximately $0.52 and $0.45 per share, net of tax, in the six months ended June 30, 2019 and 2018, respectively.

Weighted average shares - diluted decreased to 60.7 million in the six months ended June 30, 2019 from 66.4 million in the six months ended June 30, 2018. This decrease was due to the impact of share repurchases completed since the six months ended June 30, 2018, partially offset by shares issued as a result of exercises and vesting of share-based awards since the six months ended June 30, 2018.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 0.9% (increase of 2.5% in constant currency) in the second quarter of 2019 compared to 2018. In the United States, revenues from services decreased 1.5% in the second quarter of 2019 compared to 2018, primarily driven by a decline in demand for our staffing/interim services and the unfavorable impact of approximately one fewer billing day, and a 1.3% decrease in our permanent recruitment business, partially offset by an increase in our ManpowerGroup Solutions business, primarily within our MSP offering. In Other Americas, revenues from services increased 0.1% (8.8% in constant currency) in the second quarter of 2019 compared to 2018. We experienced revenue growth in Mexico, Canada, and Peru of 3.1%, 6.0%, and 13.0%, respectively (1.7%, 9.9%, and 15.1%, respectively, in constant currency). These increases were partially offset by decreases in Argentina, Colombia and Brazil of 35.8%, 2.4% and 1.3%, respectively (increases of 21.2%, 11.3% and 7.2%, respectively, in constant currency). The constant currency increase in Argentina was primarily due to inflation. There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years. As of July 1, 2018, the Argentina economy was designated as highly-inflationary and was treated as such for accounting purposes starting in the third quarter of 2018.

In the Americas, revenues from services decreased 1.2% (increase of 2.8% in constant currency) in the six months ended June 30, 2019 compared to 2018. In the United States, revenues from services decreased 1.8% in the six months ended June 30, 2019 compared to 2018, primarily driven by a decline in demand for our staffing/interim services and the unfavorable impact of approximately one fewer billing day, partially offset by a 1.6% increase in our permanent recruitment business and an increase in our ManpowerGroup Solutions business, primarily within our MSP offering. In Other Americas, revenues from services decreased 0.3% (increase of 9.7% in constant currency) in the six months ended June 30, 2019 compared to 2018. We experienced revenue growth in Mexico, Canada, and Peru of 3.8%, 6.8%, and 11.8%, respectively (4.3%, 11.5%, and 14.3%, respectively, in constant currency). These increases were partially offset by decreases in Argentina, Colombia and Brazil of 38.9%, 0.5% and 1.2%, respectively (increases of 18.1%, 11.3% and 11.1%, respectively, in constant currency).

Gross profit margin decreased in both the second quarter and the first half of 2019 compared to 2018 due to business mix changes within our staffing/interim business, as a larger percentage of our revenues came from our lower-margin entities within Other Americas. These decreases were partially offset by an improved staffing/interim margins in the United States, due to pricing discipline and lower payroll tax and insurance costs.  The gross profit margin also decreased for the second quarter of 2019 compared to 2018 due to the decrease of 2.0% (-0.4% in constant currency) in the permanent recruitment business. The gross profit margin decrease in the first half of 2019 compared to 2018 was also partially offset by an increase of 0.4% (2.3% in constant currency) in the permanent recruitment business.

In the second quarter and first half of 2019, selling and administrative expenses increased 1.9% (4.8% in constant currency) and 3.6% (7.2% in constant currency), respectively, due primarily to an increase in salary-related expenses, as a result of higher headcount related to growth initiatives. The increase in the first half of 2019 was also due to the increase in restructuring costs to $5.1 million from $0.3 million in the first half of 2018.

Operating Unit Profit (“OUP”) margin in the Americas was 4.7% and 5.4% for the second quarter of 2019 and 2018, respectively. In the United States, OUP margin decreased to 5.1% in the second quarter of 2019 from 6.0% in 2018. The margin decrease in 2019 in the United States was primarily due to increased costs as a result of headcount increases for growth initiatives incurred in the second quarter of 2019 and increased costs as a result of headcount increases for growth initiatives. Other Americas OUP margin decreased to 4.2% in the second quarter of 2019 compared to 4.5% in 2018 due to increased costs as a result of headcount increases for growth initiatives.

OUP margin in the Americas was 3.9% and 4.8% for the six months ended June 30, 2019 and 2018, respectively. In the United States, OUP margin decreased to 3.9% for the six months ended June 30, 2019 compared to 5.2% in 2018.  The margin decrease in 2019 in the United States was primarily due to increased costs as a result of headcount increases for growth initiatives incurred in the second quarter of 2019 and increased costs as a result of headcount increases for growth initiatives.  Other Americas OUP margin decreased to 3.9% for the six months ended June 30, 2019 compared to 4.2% in 2018 primarily due to an increase in restructuring costs and increased costs as a result of headcount increases for growth initiatives.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services decreased 1.9% (increase of 3.7% in constant currency; -0.9% in organic constant currency) in the second quarter of 2019 compared to 2018. In the second quarter of 2019, revenues from services decreased 6.1% (flat in constant currency) in France (which represents 59% of Southern Europe’s revenues) and decreased 11.1% (-5.7% in constant currency) in Italy (which represents 17% of Southern Europe’s revenues). The decrease in France is primarily due to the unfavorable impact of changes in currency exchange rates and a decrease in our permanent recruitment business of 5.6% (increase of 0.2% in constant currency), partially offset by an increase in our ManpowerGroup Solutions business. The decrease in Italy was due to decreased demand for our Manpower staffing services as a result of a challenging economic environment and the unfavorable impact of changes in currency exchange rates, partially offset by a 4.9% increase (11.1% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 19.7% (25.2% in constant currency and 1.8% in organic constant currency) during the second quarter of 2019 compared to 2018, due to the additional revenue from our acquisition in April 2019 of the remaining interest in Manpower Switzerland, which represents approximately 5% of Southern Europe’s revenues, an increase in our ManpowerGroup Solutions business and an increase in our permanent recruitment business of 13.3% (19.3% in constant currency and 7.7% in organic constant currency), partially offset by the unfavorable impact of changes in currency exchange rates.

Revenues from services decreased 5.4% (increase of 1.1% in constant currency -1.2% in organic constant currency) in the six months ended June 30, 2019 compared to 2018. In the six months ended June 30, 2019, revenues from services decreased 7.3% (-0.7% in constant currency) in France and decreased 12.5% (-6.3% in constant currency) in Italy. The decrease in France is primarily due to the unfavorable impact of changes in currency exchange rates and the unfavorable impact of approximately one fewer billing day, and a decrease in our permanent recruitment business of 3.9% (increase of 3.0% in constant currency), partially offset by an increase in our ManpowerGroup Solutions business. The decrease in Italy was due to decreased demand for our Manpower staffing services as a result of a challenging economic environment and the unfavorable impact of changes in currency exchange rates, partially offset by a 6.1% increase (13.6% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 6.8% (13.4% in constant currency and 1.6% in organic constant currency) during the six months ended June 30, 2019 compared to 2018, due to the additional revenue from our acquisition of the remaining interest in Manpower Switzerland, an increase in our ManpowerGroup Solutions business and the increase in our permanent recruitment business of 1.7% (8.9% in constant currency and 6.2% in organic constant currency), partially offset by the unfavorable impact of changes in currency exchange rates.

Gross profit margin increased in both the second quarter and first half of 2019 compared to 2018 primarily due to the increases in France's staffing/interim margin as a result of favorable pricing actions, favorable direct cost adjustments and various initiatives to offset the unfavorable impact from transition of the CICE program to a new subsidy program. These increases were partially offset by the unfavorable impact of transition of the CICE program to a new subsidy program. The Southern Europe gross profit margins also increased due to growth in our higher-margin ManpowerGroup Solutions business and a 4.0% and 1.7%, respectively (9.9% and 8.9% in constant currency and 5.8% and 6.9% in organic constant currency, respectively) in the permanent recruitment business for the second quarter and first half of 2019 comparted to 2018.

Selling and administrative expenses increased 0.1% (5.8% in constant currency and 0.3% in organic constant currency) during the second quarter of 2019 compared to 2018 due to the additional recurring costs from our acquisition of the remaining interest in Manpower Switzerland. This increase was partially offset by the decrease in restructuring costs to zero in the second quarter of 2019 from $2.3 million in the second quarter of 2018 and the favorable impact of changes in currency exchange rates. Selling and administrative expenses decreased 2.9% (increase of 3.9% in constant currency and 1.2% in organic constant currency) in the six months ended June 30, 2019 compared to 2018, due to the favorable impact of changes in currency exchange rates, partially offset by the additional recurring costs from our acquisition of the remaining interest in Manpower Switzerland and an increase in salary-related expenses, as a result of higher headcount.

OUP margin in Southern Europe was 5.2% for second quarter of 2019 compared to 5.0% for 2018. In France, the OUP margin increased to 5.3% for the second quarter of 2019 from 4.8% in 2018, primarily due to the improvement in the gross profit margin. In Italy, the OUP margin increased to 7.6% for the second quarter of 2019 from 7.2% for 2018, primarily due to improvement in the gross profit margin. Other Southern Europe’s OUP margin decreased to 3.1% for the second quarter of 2019 from 3.5% in 2018, due to a decline in the gross profit margin, partially offset by a decrease in restructuring costs.

OUP margin in Southern Europe was 4.7% in the six months ended June 30, 2019 compared to 4.6% for 2018. In France, the OUP margin increased to 4.8% in the six months ended June 30, 2019 compared to 4.5% in 2018, primarily due to the improvement in the gross profit margin, partially offset by an increase in salary-related expenses. In Italy, the OUP margin was flat at 6.7% in the six months ended June 30, 2019 and 2018, as the improvement in the gross profit margin was offset by an increase in restructuring costs. Other Southern Europe’s OUP margin decreased to 2.8% in the six months ended June 30, 2019 compared to 3.3% in 2018, due to a decline in the gross profit margin, partially offset by a decrease in restructuring costs.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (comprising 33%, 17%, 22%, 12%, and 8%, respectively, of Northern Europe’s revenues), revenues from services decreased 15.1% (-9.6% in constant currency and -8.9% in organic constant currency) in the second quarter of 2019 compared to 2018. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 8.1%, 30.0%, 9.0%, 25.8% and 11.0% (-2.8%, -25.7%, -1.7%, -21.2% and -5.6%, respectively, in constant currency; -17.4% in organic constant currency in the Netherlands). The Northern Europe revenue decrease is primarily due to reduced demand for our Manpower staffing services, primarily because of the decrease in Germany resulting from lower production activity in the manufacturing sector in that market, reduced demand in the Netherlands, and the unfavorable impact of approximately one fewer billing day. This decrease was also due to a decrease in our ManpowerGroup Solutions business from the disposition of our language translation business in the Netherlands at the end of December 2018 and the 14.4% decrease (-8.8% in constant currency) in the permanent recruitment business. These decreases were partially offset an increased demand for our staffing/interim services in Norway.

Revenues from services decreased 15.6% (9.2% in constant currency and 8.6% in organic constant currency) in the six months ended June 30, 2019 compared to 2018. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 9.5%, 29.5%, 7.6%, 26.7% and 11.5% (-3.7%, -24.5%, increase of 1.1%, -21.4% and -5.2%, respectively, in constant currency; -17.7% in organic constant currency in the Netherlands). The Northern Europe revenue decrease is primarily due to reduced demand for our Manpower staffing services, primarily because of the decrease in Germany resulting from lower production activity in the manufacturing sector in that market, decrease in the UK due to reduced production from one of our automotive clients, reduced demand in the Netherlands, and the unfavorable impact of approximately one fewer billing day. This decrease was also due to a decrease in our ManpowerGroup Solutions business from the disposition of our language translation business in the Netherlands at the end of December 2018 and the 14.4% decrease (-7.9% in constant currency) in the permanent recruitment business. These decreases were partially offset an increased demand for our staffing/interim services in Norway as well as a constant currency increase in our Experis interim business primarily within the IT sector in the United Kingdom.

Gross profit margin decreased in both the second quarter and first half of 2019 compared to 2018 due to the decline in our staffing/interim margin, primarily as a result of business mix changes, lower associate utilization and higher vacation and sickness rates in Germany, and the decrease in our permanent recruitment business.

Selling and administrative expenses decreased 21.8% (-16.7% in constant currency and -15.9% in organic constant currency) in the second quarter of 2019 compared to 2018. Selling and administrative expenses decreased 17.9% (-11.6% in constant currency and -10.9% in organic constant currency) in the six months ended June 30, 2019 compared to 2018. The decreases were primarily due to the decreases in salary-related expenses as a result of a reduction in headcount, a decrease in office-related expenses driven by a decrease in the number of offices, and a decrease in consulting costs related to certain technology projects, front-office centralization and back-office optimization activities incurred in the second quarter of 2018. The decreases are also due to the decreases of restructuring costs to zero and $18.7 million, respectively, in the second quarter and first half of 2019 from $13.2 million and $33.3 million, respectively, in the second quarter and first half of 2018. The 2019 restructuring costs related to delivery model and other front-office centralization activities as well as back-office optimization activities primarily in Germany, the Netherlands, Sweden, and Belgium.

OUP margin for Northern Europe for the second quarter of 2019 increased to 2.0% compared to 1.8% in 2018 due to the decrease in restructuring costs, partially offset by a decrease in the gross profit margin. OUP margin decreased to 1.0% in the six months ended June 30, 2019 from 1.5% in 2018 due to the decrease in the gross profit margin, partially offset for the decrease in restructuring costs

APME

Revenues from services decreased 2.2% (increase of 1.3% in constant currency and 5.0% in organic constant currency) in the second quarter of 2019 compared to 2018. In Japan (which represents 33% of APME’s revenues), revenues from services increased 4.2% (4.9% in constant currency) due to the increased demand for our staffing/interim services, increase in our ManpowerGroup Solutions business, and a 0.5% increase (1.5%% in constant currency) in our permanent recruitment business, partially offset by the unfavorable impact of three fewer billing days in the quarter. In Australia (which represents 16% of APME’s revenues), revenues from services decreased 21.9% (-15.6% in constant currency) as we chose to exit certain low-margin business to improve profitability, and due to the 5.5% decrease (increase of 2.1% in constant currency) in our permanent recruitment business. The revenue increase in the remaining markets in APME is due to increased demand for Manpower staffing services, mostly in India, Greater China, Thailand, and Singapore, increase in our ManpowerGroup Solutions business, partially offset by the disposition of a low-margin business in Greater China at the end of December 2018. ManpowerGroup Greater China Limited completed its IPO on the Hong Kong Stock Market in July 2019, with finalization of the accounting treatment occurring in the third quarter of 2019 (see further information in Note 1).  ManpowerGroup Greater China Limited’s results were included in our consolidated results for all of the second quarter and first half of 2019.

Revenues from services decreased 2.5% (increase of 1.6% in constant currency and 5.5% in organic constant currency) in the six months ended June 30, 2019 compared to 2018. In Japan, revenues from services increased 2.5% (3.8% in constant currency) due to the increased demand for our staffing/interim services, increase in our ManpowerGroup Solutions business, and a 5.3% increase (6.8% in constant currency) in our permanent recruitment business, partially offset by the unfavorable impact of four fewer billing days in the first half of 2019 compared to 2018. In Australia, revenues from services decreased 17.6% (-10.0% in constant currency) as we chose to exit certain low-margin business to improve profitability, and due to the 9.6% decrease (-1.2% in constant currency) in our permanent recruitment business. The revenue increase in the remaining markets in APME is due to increased demand for Manpower staffing services, mostly in India, Greater China, Thailand, and Singapore, and an increase in our ManpowerGroup Solutions business, partially offset by the disposition of a low-margin business in Greater China at the end of December 2018.

Gross profit margin increased in both the second quarter and first half of 2019 compared to 2018 as the increases in our staffing/interim margins due to the Greater China business disposition in 2018 was offset by the decreases in our permanent recruitment business of 5.4% and 7.4%, respectively (flat and -1.4% in constant currency, respectively).

Selling and administrative expenses decreased 0.3% (increase of 3.8% in constant currency and 5.6% in organic constant currency) in the second quarter of 2019 compared to 2018 due primarily to the favorable impact of changes in currency exchange rates and the decrease in selling and administrative expenses as a result of the disposition of a business unit in Greater China in December 2018, partially offset by an increase in costs to support an increase in revenues in certain markets.  Selling and administrative expenses increased 1.2% (6.0% in constant currency and 7.9% in organic constant currency) in the first half of 2019 compared to 2018 due to an increase in restructuring costs to $4.4 million, incurred in Australia and New Zealand, in the first half of 2019 compared to no restructuring costs incurred in the first half of 2018, and an increase in costs to support an increase in revenues in certain markets. These increases were partially offset by a decrease in selling and administrative expenses as a result of the business unit disposition in Greater China in 2018 and the favorable impact of changes in currency exchange rates.

OUP margin for APME decreased to 4.0% in the second quarter of 2019 from 4.1% in 2018 due to expense deleveraging, as were unable to reduce costs at the same rate as the revenue decline, partially offset by the improvement in the gross profit margin. OUP margin decreased to 3.4% in the six months ended June 30, 2019 from 3.8% in 2018 due to the increase in restructuring costs, partially offset by the improvement in the gross profit margin.

Right Management

Revenues from services decreased 3.9% (-0.9% in constant currency) in the second quarter of 2019 compared to 2018. The decrease is primarily due to the 4.7% decrease (-1.7% in constant currency) in our outplacement services as we experienced softer demand in our Americas and European markets. Our talent management business decreased 1.7% (increase of 1.3% in constant currency) in the second quarter of 2019 compared to 2018 due primarily to the unfavorable impact of changes in currency exchange rates, partially offset by increased demand in our Americas and European markets.

Revenues from services decreased 6.1% (-2.7% in constant currency) in the six months ended June 30, 2019 compared to 2018. The decrease is primarily due to the 6.0% decrease (-2.6% in constant currency) in our outplacement services as we experienced softer demand in our Americas and European markets. Our talent management business decreased 6.8% (-3.1% in constant currency) in the six months ended June 30, 2019 compared to 2018 due mostly to softening demand in our European and Asia markets and the unfavorable impact of changes in currency exchange rates.

Gross profit margin decreased in both the second quarter and first half of 2019 compared to 2018 due to the decrease in both our outplacement and talent management businesses gross profit margins. The decrease in the second quarter 2019 compared to 2018 is also due to the change in business mix as the higher-margin outplacement business represented a lower percentage of the revenues mix.

Selling and administrative expenses decreased 5.2% (-2.2% in constant currency) in the second quarter of 2019 compared to 2018 primarily due to the decrease in office-related expenses related to a decrease in the number of offices. Selling and administrative expenses increased 0.6% (4.0% in constant currency) in the six months ended June 30, 2019 compared to 2018 due to the increase in restructuring costs to $4.7 million in the second quarter of 2019 from $0.5 million in the six months ended June 30, 2018, partially offset by a decrease in salary-related expenses as a result of a reduction in headcount and a decrease in office-related expenses related to a decrease in the number of offices.

OUP margin for Right Management decreased to 17.9% in the second quarter of 2019 from 19.9% in 2018 due to the decline in the gross profit margin. OUP margin decreased to 11.5% in the first half of 2019 from 16.5% in the first half of 2018 due to the increase in restructuring costs and the decline in the gross profit margin.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	3 Months Ended June 30, 2019 Compared to 2018
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	630.9	(1.5)%	-	(1.5)%	—	(1.5)%
Other Americas	412.5	0.1%	(8.7)%	8.8%	—	8.8%
	1,043.4	(0.9)%	(3.4)%	2.5%	—	2.5%
Southern Europe:
France	1,420.2	(6.1)%	(5.7)%	(0.4)%	—	(0.4)%
Italy	394.0	(11.1)%	(5.4)%	(5.7)%	—	(5.7)%
Other Southern Europe	573.0	19.7%	(5.5)%	25.2%	23.4%	1.8%
	2,387.2	(1.9)%	(5.6)%	3.7%	4.6%	(0.9)%
Northern Europe	1,183.2	(15.1)%	(5.5)%	(9.6)%	(0.7)%	(8.9)%
APME	708.9	(2.2)%	(3.5)%	1.3%	(3.7)%	5.0%
Right Management	50.4	(3.9)%	(3.0)%	(0.9)%	—	(0.9)%
Consolidated	5,373.1	(5.0)%	(4.9)%	(0.1)%	1.4%	(1.5)%
Gross Profit	870.4	(5.7)%	(4.6)%	(1.1)%	1.2%	(2.3)%
Selling and Administrative Expenses	739.6	3.6%	(4.7)%	8.3%	1.2%	7.1%
Operating Profit	130.8	(37.2)%	(4.0)%	(33.2)%	1.6%	(34.8)%

(a)	In millions for the three months ended June 30, 2019.

	6 Months Ended June 30, 2019 Compared to 2018
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,234.5	(1.8)%	-	(1.8)%	—	(1.8)%
Other Americas	816.2	(0.3)%	(10.0)%	9.7%	—	9.7%
	2,050.7	(1.2)%	(4.0)%	2.8%	—	2.8%
Southern Europe:
France	2,721.6	(7.3)%	(6.6)%	(0.7)%	—	(0.7)%
Italy	749.9	(12.5)%	(6.2)%	(6.3)%	—	(6.3)%
Other Southern Europe	1,017.9	6.8%	(6.6)%	13.4%	11.8%	1.6%
	4,489.4	(5.4)%	(6.5)%	1.1%	2.3%	(1.2)%
Northern Europe	2,372.9	(15.6)%	(6.4)%	(9.2)%	(0.6)%	(8.6)%
APME	1,408.8	(2.5)%	(4.1)%	1.6%	(3.9)%	5.5%
Right Management	96.2	(6.1)%	(3.4)%	(2.7)%	—	(2.7)%
Consolidated	$10,418.0	(6.8)%	(5.7)%	(1.1)%	0.4%	(1.5)%
Gross Profit	$1,675.2	(7.3)%	(5.3)%	(2.0)%	0.4%	(2.4)%
Selling and Administrative Expenses	$1,438.9	(0.5)%	(5.5)%	5.0%	0.4%	4.6%
Operating Profit	$236.3	(34.8)%	(4.6)%	(30.2)%	0.6%	(30.8)%

(a)	In millions for the six months ended June 30, 2019.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of June 30, 2019, we had $661.3 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations. With the enactment of the United States Tax Cuts and Jobs Act in December 2017, we no longer recorded United States federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding and other taxes on unremitted earnings that are not considered permanently invested.

Cash provided by operating activities was $277.1 million and $175.6 million during the six months ended June 30, 2019 and 2018, respectively. Changes in operating assets and liabilities utilized $28.0 million of cash during the six months ended June 30, 2019 compared to $114.8 million during the six months ended June 30, 2018. These changes were primarily attributable to the timing of collections and payments and the contingent consideration of $24.1 million paid in 2018 in excess of the original liability recorded at acquisition date. The increase was partially offset by the lower net proceeds from the sale of our CICE payroll tax credits, which were $103.5 million (€92.0 million) in April 2019 compared to $234.5 million (€190.9 million) in April 2018.

Accounts receivable increased to $5,415.6 million as of June 30, 2019 from $5,276.1 million as of December 31, 2018. This increase is primarily due to the timing of collections. Days Sales Outstanding ("DSO") remained unchanged between June 30, 2019 and December 31, 2018.

Capital expenditures were $24.0 million for the six months ended June 30, 2019 compared to $26.8 million for the six months ended June 30, 2018. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The higher expenditures in 2018 compared to 2019 was primarily due to additional technology investment and the timing of capital expenditures.

On April 3, 2019, we acquired the remaining 51% controlling interest in our Swiss franchise (“Manpower Switzerland”) to obtain full ownership of the entity. Additionally, as part of the purchase agreement we acquired the remaining 20% interest in Experis AG. Manpower Switzerland provides contingent staffing services under our Manpower brand in the four main language regions in Switzerland. Both Manpower Switzerland and Experis AG are reported in our Southern Europe segment. The aggregate cash consideration paid was $212.7 million and was funded through cash on hand. Of the total consideration paid, $58.3 million was for the acquired interests and the remaining $154.4 million was for cash and cash equivalents. The amounts paid are subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the acquisition date compared to target amounts. The acquisition of the remaining interest of Experis AG was accounted for as an equity transaction as we previously consolidated the entity.

Our investment in Manpower Switzerland prior to the acquisition was accounted for under the equity method of accounting and we recorded our share of equity income or loss in interest and other (income) expenses, net on the Consolidated Statements of Operations. The acquisition of the remaining controlling interest in Manpower Switzerland was accounted for as a business combination and the assets and liabilities of Manpower Switzerland were included in the June 30, 2019 Consolidated Balance Sheets, and the results of its operations have been included in the Consolidated Statements of Operations subsequent to the acquisition date.

The aggregate of the consideration paid and the fair value of previously held equity interest totaled $408.3 million, or $90.8 million net of cash acquired. In connection with the business combination, we recognized a one-time, non-cash gain on the disposition of our previously held equity interest in Manpower Switzerland of $80.4 million, which is included within interest and other (income) expenses, net on the Consolidated Statements of Operations. Of the $80.4 million, $32.5 million represented the reclassification of foreign currency translation adjustments related to the previously held equity interest, from accumulated other comprehensive income.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding Manpower Switzerland and Experis AG, net of cash acquired, was $17.7 million for the six months ended June 30, 2019. This balance represents contingent consideration payments related to previous acquisitions, of which $13.0 million had been recognized as a liability at the acquisition date. For the six months ended June 30, 2018, the total cash consideration for acquisitions, net of cash acquired, was $47.4 million, the majority of which took place in the Netherlands. This balance includes initial acquisition payments of $8.2 million and contingent consideration payments of $39.2 million, of which $15.1 million had been recognized as a liability at the acquisition date.

Cash provided by net debt borrowings was $4.5 million in the six months ended June 30, 2019 compared to $170.7 million in the six months ended June 30, 2018.

Our €500.0 million notes and €400.0 million notes are due June 2026 and September 2022, respectively. When the notes mature, we plan to repay the amounts with available cash, borrowings under our $600.0 million revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we decide to replace either the €500.0 million or €400.0 million notes.

As of June 30, 2019, we had letters of credit totaling $0.5 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.5 million were available to us under the facility as of June 30, 2019.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other (income) expenses, net, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.83 to 1 and a fixed charge coverage ratio of 5.30 to 1 as of June 30, 2019. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of June 30, 2019, such uncommitted credit lines totaled $329.9 million, of which $273.1 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $243.2 million could have been made under these lines as of June 30, 2019.

On May 10, 2019 and May 4, 2018, the Board of Directors declared a semi-annual cash dividend of $1.09 and $1.01 per share, respectively. The 2019 dividends were paid on June 14, 2019 to shareholders of record on June 3, 2019. The 2018 dividends were paid on June 15, 2018 to shareholders of record on June 1, 2018.

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization is in addition to the August 2018 and July 2016 Board authorizations to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first six months of 2019, we repurchased a total of 1.2 million shares at a cost of $101.0 million under the 2018 authorization. During the first six months of 2018, we repurchased 1.0 million shares at a cost of $113.2 million under the 2016 authorization. As of June 30, 2019, there were 1.9 million shares remaining authorized for repurchase under the 2018 authorization and no shares remaining authorized for repurchase under the 2016 authorization.

We had aggregate commitments of $2,172.4 million as of June 30, 2019 related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,236.4 million as of December 31, 2018.

We also have entered into guarantee contracts and stand-by letters of credit totaling approximately $211.6 million and $190.3 million as of June 30, 2019 and December 31, 2018, respectively, which consist of $160.3 million and $139.0 million for guarantees, respectively, and $51.3 million for stand-by letters of credit as of both June 30, 2019 and December 31, 2018. Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.8 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively.

We recorded net restructuring costs of $41.4 million and $39.3 million during the six months ended June 30, 2019 and 2018, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the six months ended June 30, 2019, the costs paid, utilized or transferred out of our restructuring reserve was $31.9 million ($7.1 million of this amount was transferred to current operating lease liabilities). We expect a majority of the remaining $25.0 million reserve will be paid, utilized or transferred out by the end of 2019.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2018, which information is incorporated herein by reference, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and similar expressions. Some or all of the factors identified in our annual report on Form 10-K may be beyond our control. Other risks and uncertainties include, but are not limited to, the following: changes in tax legislation in places we do business; challenges in operating our business in certain European markets; failure to implement strategic technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2018, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the second quarter of 2019.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1 - 30, 2019	23,282	(1)	$—	—	1,939,059
May 1 - 31, 2019	-		$—	—	1,939,059
June 1 - 30, 2019	199	(2)	$—	—	1,939,059
Total	23,481		$—	1,209,734	1,939,059

(1)

Includes 12,598 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by an officer in settlement of performance share units and 10,684 shares withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement restricted stock.

(2)	199 shares of common stock were withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by an officer in settlement of restricted stock.

In August 2019, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Shareholders' Equity. and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: August 2, 2019

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)