Form 10-Q
period 2019-09-30
ManpowerGroup Inc.
filed 2019-11-01
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

September 30, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at October 30, 2019
Common Stock, $.01 par value	58,961,515

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	September 30, 2019	December 31, 2018
Current Assets:
Cash and cash equivalents	$807.1	$591.9
Accounts receivable, less allowance for doubtful accounts of $115.3 and $115.7 respectively	5,122.1	5,276.1
Prepaid expenses and other assets	145.6	129.1
Total current assets	6,074.8	5,997.1

Other Assets:
Goodwill	1,231.8	1,297.1
Intangible assets, less accumulated amortization of $380.2 and $367.7 respectively	272.9	246.3
Operating lease right-of-use asset	415.6	—
Other assets	618.1	826.7
Total other assets	2,538.4	2,370.1

Property and Equipment:
Land, buildings, leasehold improvements and equipment	596.7	613.6
Less: accumulated depreciation and amortization	456.7	461.0
Net property and equipment	140.0	152.6
Total assets	$8,753.2	$8,519.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2019	December 31, 2018
Current Liabilities:
Accounts payable	$2,322.6	$2,266.7
Employee compensation payable	203.8	209.7
Accrued liabilities	471.0	411.0
Accrued payroll taxes and insurance	571.2	729.8
Value added taxes payable	495.7	508.6
Short-term borrowings and current maturities of long-term debt	47.0	50.1
Total current liabilities	4,111.3	4,175.9

Other Liabilities:
Long-term debt	983.2	1,025.3
Long-term operating lease liability	314.1	—
Other long-term liabilities	628.5	620.1
Total other liabilities	1,925.8	1,645.4

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $0.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $0.01 par value, authorized 125,000,000 shares, issued 117,177,349 and 116,795,899 shares, respectively	1.2	1.2
Capital in excess of par value	3,361.0	3,337.5
Retained earnings	3,419.4	3,157.7
Accumulated other comprehensive loss	(452.5)	(399.8)
Treasury stock at cost, 57,939,712 and 56,044,485 shares, respectively	(3,631.0)	(3,471.7)
Total ManpowerGroup shareholders’ equity	2,698.1	2,624.9
Noncontrolling interests	18.0	73.6
Total shareholders’ equity	2,716.1	2,698.5
Total liabilities and shareholders’ equity	$8,753.2	$8,519.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues from services	$5,248.9	$5,418.7	$15,666.9	$16,598.0
Cost of services	4,408.6	4,528.1	13,151.4	13,899.3
Gross profit	840.3	890.6	2,515.5	2,698.7
Selling and administrative expenses, excluding goodwill impairment charge	623.3	673.9	1,998.2	2,119.9
Goodwill impairment charge	-	-	64.0	-
Selling and administrative expenses	623.3	673.9	2,062.2	2,119.9
Operating profit	217.0	216.7	453.3	578.8
Interest and other expenses (income), net	12.2	11.8	(46.1)	38.4
Earnings before income taxes	204.8	204.9	499.4	540.4
Provision for income taxes	58.7	46.9	172.5	142.0
Net earnings	$146.1	$158.0	$326.9	$398.4
Net earnings per share – basic	$2.44	$2.45	$5.43	$6.08
Net earnings per share – diluted	$2.42	$2.43	$5.40	$6.03
Weighted average shares – basic	59.9	64.5	60.2	65.6
Weighted average shares – diluted	60.3	65.0	60.6	66.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net earnings	$146.1	$158.0	$326.9	$398.4
Other comprehensive loss:
Foreign currency translation adjustments	(76.1)	(19.8)	(73.8)	(112.4)
Translation adjustments on derivative instruments, net of income taxes of $9.6, $1.7, $11.6 and $7.5, respectively	36.9	5.6	43.2	25.7
Reclassification of currency translation adjustment to income related to disposition of Manpower Switzerland partially held equity interest (see Note 5)	-	-	(32.5)	-
Reclassification of currency translation adjustment to income related to disposition of ManpowerGroup Greater China Limited partially held equity interest (see Note 5)	6.2	-	6.2	-
Translation adjustments of long-term intercompany loans	(3.2)	(3.2)	3.6	(3.3)
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.1, $0.0, $0.2 and $0.1, respectively	0.2	0.1	0.6	0.3
Total other comprehensive loss	(36.0)	(17.3)	(52.7)	(89.7)
Comprehensive income	$110.1	$140.7	$274.2	$308.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net earnings	$326.9	$398.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57.1	64.8
Non-cash gain on disposition of previously held equity interest	(80.4)	-
Non-cash gain on disposition of previously held controlling interest	(30.4)	-
Non-cash lease expense	112.0	-
Non-cash goodwill impairment charge	64.0	-
Deferred income taxes	7.8	(9.5)
Provision for doubtful accounts	16.9	15.5
Share-based compensation	18.8	19.5
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(60.9)	(140.8)
Other assets	103.7	31.8
Other liabilities	(40.1)	(77.7)
Cash provided by operating activities	495.4	302.0

Cash Flows from Investing Activities:
Capital expenditures	(36.2)	(39.8)
Acquisitions of businesses, net of cash acquired	86.1	(8.2)
Impact to cash resulting from deconsolidation of subsidiaries	(57.9)	-
Proceeds from the sale of subsidiaries, investments and property and equipment	8.0	7.8
Cash used in investing activities	-	(40.2)

Cash Flows from Financing Activities:
Net change in short-term borrowings	(2.0)	(5.0)
Proceeds from long-term debt	9.0	583.3
Repayments of long-term debt	(0.7)	(408.3)
Payments for debt issuance costs	-	(2.4)
Payments of contingent consideration for acquisitions	(22.8)	(18.6)
Proceeds from share-based awards	6.3	4.7
Payments to noncontrolling interests	(2.1)	(1.9)
Other share-based award transactions	(7.3)	(17.3)
Repurchases of common stock	(152.0)	(299.2)
Dividends paid	(65.2)	(66.0)
Miscellaneous, net	0.2	-
Cash used in financing activities	(236.6)	(230.7)

Effect of exchange rate changes on cash	(43.6)	(37.5)
Change in cash and cash equivalents	215.2	(6.4)
Cash and cash equivalents, beginning of period	591.9	689.0
Cash and cash equivalents, end of period	$807.1	$682.6

Supplemental Cash Flow Information:
Interest paid	$35.5	$44.9
Income taxes paid, net	$103.0	$164.2
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$88.8	$-

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2018	116,795,899	$1.2	$3,337.5	$3,157.7	$(399.8)	$(3,471.7)	$73.6	$2,698.5
Net earnings				53.5				53.5
Other comprehensive loss					(2.0)			(2.0)
Issuances under equity plans	247,325		0.4			(5.3)		(4.9)
Share-based compensation expense			4.6					4.6
Repurchases of common stock						(101.0)		(101.0)
Noncontrolling interest transactions			0.5				0.7	1.2
Balance, March 31, 2019	117,043,224	1.2	3,343.0	3,211.2	(401.8)	(3,578.0)	74.3	2,649.9
Net earnings				127.3				127.3
Other comprehensive loss					(14.7)			(14.7)
Issuances under equity plans	120,244		3.9			(1.9)		2.0
Share-based compensation expense			8.3					8.3
Dividends				(65.2)				(65.2)
Noncontrolling interest transactions			(0.8)				(12.3)	(13.1)
Balance, June 30, 2019	117,163,468	1.2	3,354.4	3,273.3	(416.5)	(3,579.9)	62.0	2,694.5
Net earnings				146.1				146.1
Other comprehensive loss					(36.0)			(36.0)
Issuances under equity plans	13,881		0.7			(0.1)		0.6
Share-based compensation expense			5.9					5.9
Repurchases of common stock						(51.0)		(51.0)
Noncontrolling interest transactions							(44.0)	(44.0)
Balance, September 30, 2019	117,177,349	$1.2	$3,361.0	$3,419.4	$(452.5)	$(3,631.0)	$18.0	$2,716.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2017	116,303,729	$1.2	$3,302.6	$2,713.0	$(288.2)	$(2,953.7)	$82.7	$2,857.6
Unrealized gain reclassified due to new accounting guidance on investments				15.3	(15.3)			-
Net earnings				97.0				97.0
Other comprehensive income					39.4			39.4
Issuances under equity plans	437,703		2.9			(16.7)		(13.8)
Share-based compensation expense			7.5					7.5
Repurchases of common stock						(50.1)		(50.1)
Noncontrolling interest transactions			0.3				1.1	1.4
Balance, March 31, 2018	116,741,432	1.2	3,313.3	2,825.3	(264.1)	(3,020.5)	83.8	2,939.0
Net earnings				143.4				143.4
Other comprehensive loss					(111.8)			(111.8)
Issuances under equity plans	36,792		(0.1)			(0.5)		(0.6)
Share-based compensation expense			5.3					5.3
Dividends				(66.0)				(66.0)
Repurchases of common stock						(63.1)		(63.1)
Noncontrolling interest transactions			1.6				(0.3)	1.3
Balance, June 30, 2018	116,778,224	1.2	3,320.1	2,902.7	(375.9)	(3,084.1)	83.5	2,847.5
Net earnings				158.0				158.0
Other comprehensive loss					(17.3)			(17.3)
Issuances under equity plans	9,096		0.1					0.1
Share-based compensation expense			6.7					6.7
Repurchases of common stock						(186.0)		(186.0)
Noncontrolling interest transactions							1.2	1.2
Balance, September 30, 2018	116,787,320	$1.2	$3,326.9	$3,060.7	$(393.2)	$(3,270.1)	$84.7	$2,810.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

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

Goodwill and Intangible Assets

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2019 and determined that there was no impairment of our goodwill or our indefinite-lived intangible assets.

We determined the fair value of the reporting unit by utilizing an income approach derived from a discounted cash flow methodology. The income approach is developed from management’s forecasted cash flow data. Significant assumptions used in our annual goodwill impairment test included: expected future revenue growth rates, operating unit profit (“OUP”) margins, working capital levels, discount rates ranging from 9.9% to 13.1% and a terminal value multiple. The expected future revenue growth rates and OUP margins were determined after taking into consideration our historical revenue growth rates and OUP margins, our assessment of future market potential, and our expectations of future business performance.

For the second quarter of 2019, in connection with the preparation of our quarterly financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit was below its carrying amount. We identified several factors related to our Germany reporting unit that led us to conclude that it was more likely than not that the fair value of the reporting unit was below its carrying amount. These factors included a further downward trend in the performance of the business due to current market conditions, a more cautious outlook for the business stemming from the impact of changes to temporary staffing regulations in Germany, and the recording of a valuation allowance against our Germany deferred tax assets during the second quarter. As we determined that it was more likely than not that the fair value of the Germany reporting unit was below its carrying amount, we performed an interim impairment test on this reporting unit as of June 30, 2019. As a result of our interim test, we recognized a non-cash impairment loss of $60.2 during the second quarter of 2019. The Germany reporting unit is included in the Northern Europe segment.

In addition, during the second quarter of 2019, we recorded a goodwill impairment charge of $3.8 related to our New Zealand operations as a result of not meeting profitability expectations.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to September 30, 2019, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $36.8 at September 30, 2019 and $42.8 at December 31, 2018. The decrease is due to $41.5 of revenues recognized related to amounts that were included in the December 31, 2018 balance, partially offset by payments or amounts due in advance of satisfying our performance obligations in the nine months ended September 30, 2019.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 3 to the Consolidated Financial Statements in our 2018 Annual Report on Form10-K for descriptions of revenue service types.

	3 Months Ended September 30,
	2019					2018
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$564.5	$33.5	$25.2	$22.5	$645.7	$556.1	$31.5	$23.7	$21.9	$633.2
Other Americas	404.6	12.5	6.7	1.2	425.0	388.1	11.4	6.1	1.2	406.8
	969.1	46.0	31.9	23.7	1,070.7	944.2	42.9	29.8	23.1	1,040.0
Southern Europe:
France	1,309.8	56.6	12.1	3.6	1,382.1	1,390.0	53.3	12.7	4.6	1,460.6
Italy	354.9	10.2	8.1	3.4	376.6	386.5	11.5	8.0	4.2	410.2
Other Southern Europe	494.1	82.0	15.4	1.4	592.9	370.2	72.8	13.5	4.3	460.8
	2,158.8	148.8	35.6	8.4	2,351.6	2,146.7	137.6	34.2	13.1	2,331.6
Northern Europe	1,037.2	78.0	33.6	7.8	1,156.6	1,138.8	104.3	36.6	7.4	1,287.1
APME	505.3	76.6	36.5	3.5	621.9	582.4	75.4	51.8	3.4	713.0
Right Management	—	10.8	—	37.3	48.1	—	12.2	—	34.8	47.0
Total	$4,670.4	$360.2	$137.6	$80.7	$5,248.9	$4,812.1	$372.4	$152.4	$81.8	$5,418.7

	9 Months Ended September 30,
	2019					2018
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$1,644.5	$97.6	$72.2	$65.9	$1,880.2	$1,658.4	$95.4	$69.9	$66.3	$1,890.0
Other Americas	1,182.8	36.5	18.7	3.2	1,241.2	1,168.6	34.9	18.6	3.0	1,225.1
	2,827.3	134.1	90.9	69.1	3,121.4	2,827.0	130.3	88.5	69.3	3,115.1
Southern Europe:
France	3,880.0	170.6	40.2	12.9	4,103.7	4,171.4	167.6	42.1	16.0	4,397.1
Italy	1,050.1	31.4	28.7	16.3	1,126.5	1,187.4	35.8	27.4	16.2	1,266.8
Other Southern Europe	1,313.0	245.3	45.6	6.9	1,610.8	1,132.7	227.1	42.1	11.8	1,413.7
	6,243.1	447.3	114.5	36.1	6,841.0	6,491.5	430.5	111.6	44.0	7,077.6
Northern Europe	3,141.4	254.2	109.9	24.0	3,529.5	3,628.0	320.2	126.1	23.6	4,097.9
APME	1,670.7	219.5	130.3	10.2	2,030.7	1,781.1	212.8	152.8	11.3	2,158.0
Right Management	—	33.2	—	111.1	144.3	—	36.2	—	113.2	149.4
Total	$13,882.5	$1,088.3	$445.6	$250.5	$15,666.9	$14,727.6	$1,130.0	$479.0	$261.4	$16,598.0

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	3 Months Ended September 30,
	2019			2018
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$632.1	$13.6	$645.7	$620.4	$12.8	$633.2
Other Americas	420.4	4.6	425.0	402.2	4.6	406.8
	1,052.5	18.2	1,070.7	1,022.6	17.4	1,040.0
Southern Europe:
France	1,370.8	11.3	1,382.1	1,448.5	12.1	1,460.6
Italy	369.3	7.3	376.6	402.8	7.4	410.2
Other Southern Europe	580.1	12.8	592.9	449.7	11.1	460.8
	2,320.2	31.4	2,351.6	2,301.0	30.6	2,331.6
Northern Europe	1,127.4	29.2	1,156.6	1,255.9	31.2	1,287.1
APME	600.3	21.6	621.9	678.0	35.0	713.0
Right Management	48.1	-	48.1	47.0	-	47.0
Total	$5,148.5	$100.4	$5,248.9	$5,304.5	$114.2	$5,418.7

	9 Months Ended September 30,
	2019			2018
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$1,839.9	$40.3	$1,880.2	$1,851.5	$38.5	$1,890.0
Other Americas	1,228.3	12.9	1,241.2	1,212.0	13.1	1,225.1
	3,068.2	53.2	3,121.4	3,063.5	51.6	3,115.1
Southern Europe:
France	4,066.0	37.7	4,103.7	4,356.6	40.5	4,397.1
Italy	1,100.0	26.5	1,126.5	1,241.2	25.6	1,266.8
Other Southern Europe	1,572.9	37.9	1,610.8	1,378.3	35.4	1,413.7
	6,738.9	102.1	6,841.0	6,976.1	101.5	7,077.6
Northern Europe	3,433.9	95.6	3,529.5	3,989.9	108.0	4,097.9
APME	1,947.4	83.3	2,030.7	2,056.4	101.6	2,158.0
Right Management	144.3	-	144.3	149.4	-	149.4
Total	$15,332.7	$334.2	$15,666.9	$16,235.3	$362.7	$16,598.0

(4) Share-Based Compensation Plans

For the three months ended September 30, 2019 and 2018, we recognized share-based compensation expense of $5.9 and $6.7, respectively, and $18.8 and $19.5 for the nine months ended September 30, 2019 and 2018, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $6.3 and $4.7 for the nine months ended September 30, 2019 and 2018, respectively.

(5) Acquisitions and Dispositions

Switzerland Acquisitions

On April 3, 2019, we acquired the remaining 51% controlling interest in our Swiss franchise (“Manpower Switzerland”) to obtain full ownership of the entity. Additionally, as part of the purchase agreement we acquired the remaining 20% interest in Experis AG. Manpower Switzerland provides contingent staffing services under our Manpower brand in the four main language regions in Switzerland. Both Manpower Switzerland and Experis AG are reported in our Southern Europe segment. The aggregate cash consideration paid was $219.5 and was funded through cash on hand. Of the total consideration paid, $58.3 was for the acquired interests and the remaining $161.2 was for cash and cash equivalents. The aggregate cash consideration paid reflects a post-closing settlement of net debt and net working capital adjustments of $6.8, which we paid out during the third quarter of 2019. The acquisition of the remaining interest of Experis AG was accounted for as an equity transaction as we previously consolidated the entity.

Our investment in Manpower Switzerland prior to the acquisition was accounted for under the equity method of accounting and we recorded our share of equity income or loss in interest and other expenses (income), net on the Consolidated Statements of Operations. The acquisition of the remaining controlling interest in Manpower Switzerland was accounted for as a business combination, and the assets and liabilities of Manpower Switzerland were included in the Consolidated Balance Sheets as of the acquisition date and the results of its operations have been included in the Consolidated Statements of Operations subsequent to the acquisition date.

The aggregate of the consideration paid and the fair value of previously held equity interest totaled $415.1, or $97.6 net of cash acquired. In connection with the business combination, we recognized a one-time, non-cash gain on the disposition of our previously held equity interest in Manpower Switzerland of $80.4, which is included within interest and other expenses (income), net on the Consolidated Statements of Operations. Of the $80.4, $32.5 represented foreign currency translation adjustments related to the previously held equity interest from accumulated other comprehensive income.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date of April 3, 2019:

Cash and cash equivalents	$317.5
Accounts receivable	60.4
Prepaid expenses and other assets	31.4
Goodwill	33.8
Intangible assets subject to amortization, customer relationship	19.6
Intangible assets not subject to amortization, reacquired franchise rights	25.5
Property and equipment	0.4
Accounts payable	(21.6)
Employee compensation payable	(2.5)
Accrued liabilities	(9.9)
Accrued payroll taxes and insurance	(7.5)
Value added taxes payable	(7.4)
Other long-term liabilities	(24.6)
Total assets acquired, and liabilities assumed	$415.1

The amounts in the above table represent the preliminary allocation of purchase price and are subject to revision when valuations are finalized for intangible assets in the fourth quarter of 2019. The customer relationship intangible asset is expected to be amortized over a 15 year useful life. The goodwill from the acquisition is not expected to be deductible for income tax purposes.

Manpower Switzerland contributed net revenues from services of $227.8 since the acquisition. Our consolidated unaudited proforma historical net revenues from services, as if Manpower Switzerland had been acquired at the beginning of 2018, are estimated as follows:

	3 Months Ended September 30,		9 Months Ended September 30,
	2019	2018	2019	2018
Net revenues from services	$5,248.9	$5,552.4	$15,765.5	$16,950.1

Other Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding Manpower Switzerland and Experis AG, net of cash acquired, was $39.5 for the nine months ended September 30, 2019. The balance includes consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $13.0 had been recognized as a liability at the acquisition date. For the nine months ended September 30, 2018, the total cash consideration for acquisitions, net of cash acquired, was $50.9, the majority of which took place in the Netherlands. This balance includes initial acquisition payments of $8.2 and contingent consideration payments of $42.7, of which $18.6 had been recognized as a liability at the acquisition date.

ManpowerGroup Greater China Limited Disposition

On July 10, 2019, our joint venture in Greater China, ManpowerGroup Greater China Limited, became listed on the Main Board of the Stock Exchange of Hong Kong Limited through an initial public offering. Prior to the initial public offering, we owned a 51% controlling interest in the joint venture and consolidated the financial position and results of its operations into our Consolidated Financial Statements as part of our APME segment. As a result of the offering, in which ManpowerGroup Greater China Limited issued new shares representing 25% of the equity of the company, our ownership interest was diluted to 38.25%, and then further diluted to 36.87% as the underwriters exercised their overallotment option in full on August 7, 2019. As a result, we deconsolidated the joint venture as of the listing date and account for our remaining interest under the equity method of accounting and record our share of equity income or loss in interest and other expenses (income), net in the Consolidated Statement of Operations. In connection with the deconsolidation of the joint venture, we recognized a one-time non-cash gain of $30.4, which was included in selling and administrative expenses in the Consolidated Statement of Operations for the three and nine months ended September 30, 2019. Included in the $30.4 was foreign currency translation adjustment losses of $6.2 related to the joint venture from accumulated other comprehensive income.

(6) Restructuring Costs

We recorded net restructuring costs of $42.5 and $39.3 during the nine months ended September 30, 2019 and 2018 respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the nine months ended September 30, 2019, the costs paid, utilized or transferred out of our restructuring reserve was $42.5. We expect a majority of the remaining $15.5 reserve will be paid, utilized or transferred out by the end of 2019.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, December 31, 2018	$0.3	$1.7	$13.1	$—	$0.4	$—	$15.5
Severance costs	3.8	5.3	17.6	3.5	0.2	2.3	32.7
Office closure costs and other	1.3	0.1	2.2	0.9	4.5	0.8	9.8
Costs paid, utilized or transferred out(3)	(4.6)	(4.1)	(23.4)	(3.8)	(5.0)	(1.6)	(42.5)
Balance, September 30, 2019	$0.8	$3.0	$9.5	$0.6	$0.1	$1.5	$15.5

(1)	Balances related to the United States were $0.3 and $0.6 as of December 31, 2018 and September 30, 2019, respectively.
(2)

Balances related to France were $0.9 and $0.8 as of December 31, 2018 and September 30, 2019, respectively. Balances related to Italy were $0.5 and $0.7 as of December 31, 2018 and September 30, 2019, respectively.

(3)	Restructuring reserve of $4.6 was transferred to current operating lease liabilities during the nine months ended September 30, 2019.

(7) Income Taxes

We recorded income tax expense at an effective rate of 28.6% for three months ended September 30, 2019, as compared to an effective rate of 23.0% for the three months ended September 30, 2018. The 2019 rate was unfavorably impacted by the transition of the French CICE subsidy, which was non-taxable, to new French subsidies in January 2019 that are taxable, partially offset by the favorable impact of the gain from the ManpowerGroup Greater China Limited disposition, which was non-taxable. The 2018 rate was favorably impacted by the enactment of the Tax Act of 2017 and certain discrete tax benefits. The 28.6% effective tax rate in the quarter was higher than the United States Federal statutory rate of 21% primarily due to the French business tax and overall mix of earnings.

We recorded income tax expense at the effective rate of 34.5% for the nine months ended September 30, 2019, as compared to an effective rate of 26.3% for the nine months ended September 30, 2018. The 34.5% effective tax rate was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, our overall mix of earnings, and the recognition of valuation allowances in Germany.

As of September 30, 2019, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $31.1 that would favorably impact the effective tax rate if recognized. As of December 31, 2018, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $34.2. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2012 through 2019 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of September 30, 2019, we are subject to tax audits in Austria, Canada, Denmark, Germany and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net earnings available to common shareholders	$146.1	$158.0	$326.9	$398.4
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	59.9	64.5	60.2	65.6
Effect of dilutive securities - stock options	0.1	0.1	0.1	0.1
Effect of other share-based awards	0.3	0.4	0.3	0.4
Weighted-average common shares outstanding - diluted	60.3	65.0	60.6	66.1
Net earnings per share - basic	$2.44	$2.45	$5.43	$6.08
Net earnings per share - diluted	$2.42	$2.43	$5.40	$6.03

There were 0.4 million and 0.3 million share-based awards excluded from the calculation of net earnings per share – diluted for the three months ended September 30, 2019 and 2018, respectively, and for the nine months ended September 30, 2019 and 2018, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	September 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,231.8	$—	$1,231.8	$1,297.1	$—	$1,297.1
Intangible assets:
Finite-lived:
Customer relationships	$458.8	$366.8	$92.0	$444.8	$351.7	$93.1
Other	18.5	13.4	5.1	18.5	16.0	2.5
	477.3	380.2	97.1	463.3	367.7	95.6
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	123.8	—	123.8	98.7	—	98.7
	175.8	—	175.8	150.7	—	150.7
Total intangible assets	$653.1	$380.2	$272.9	$614.0	$367.7	$246.3

(1)	Balances were net of accumulated impairment loss of $577.4 and $513.4 as of September 30, 2019 and December 31, 2018, respectively.
(2)	Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2019 and December 31, 2018.

Total consolidated amortization expense related to intangible assets for the remainder of 2019 is expected to be $7.4 and in each of the next five years as follows: 2020- $24.7, 2021- $14.2, 2022- $11.0, 2023- $9.2, 2024- $8.0.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total
Balance, December 31, 2018	$519.9	$112.2	$435.4	$102.0	$62.1	$65.5	$1,297.1
Goodwill acquired	9.1	33.8	-	-	-	-	42.9
Goodwill allocated to business units sold(4)	-	-	-	(18.5)	-	(1.6)	(20.1)
Impairment charge(5)	-	-	(60.2)	(3.8)	-	-	(64.0)
Currency and other impacts	0.9	(5.1)	(18.9)	(1.0)	-	-	(24.1)
Balance, September 30, 2019	$529.9	$140.9	$356.3	$78.7	$62.1	$63.9	$1,231.8

(1)    Balances related to the United States were $476.5 and $485.2 as of December 31, 2018 and September 30, 2019, respectively.

(2)

Balances related to France were $68.9 and $65.5 as of December 31, 2018 and September 30, 2019, respectively. Balances related to Italy were $4.8 and $4.5 as of December 31, 2018 and September 30, 2019, respectively.

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

(4)    Reductions relate to our China and Hong Kong reporting units, which were deconsolidated as of July 10, 2019. See Note 5 to the Consolidated Financial Statements for further information.

(5)    The impairment charges of $60.2 and $3.8 relate to our Germany and New Zealand reporting units, respectively, which were recorded during the second quarter of 2019. See Note 1 to the Consolidated Financial Statements for further information.

Goodwill balances by reporting unit were as follows:

	September 30,	December 31,
	2019	2018
United States	$540.7	$532.0
Netherlands	106.5	112.0
United Kingdom	90.2	93.7
France	65.5	68.9
Germany	64.8	129.2
Right Management	62.1	62.1
Other reporting units	302.0	299.2
Total goodwill	$1,231.8	$1,297.1

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	Defined Benefit Pension Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$4.1	$2.6	$10.9	$8.2
Interest cost	3.2	2.9	9.5	8.8
Expected return on assets	(3.5)	(2.6)	(9.4)	(8.1)
Other	0.5	0.4	1.4	1.1
Total benefit cost	$4.3	$3.3	$12.4	$10.0

	Retiree Health Care Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest cost	$0.1	$0.1	$0.4	$0.3
Net loss	-	0.1	-	0.1
Prior service credit	(0.2)	(0.2)	(0.6)	(0.6)
Total benefit credit	$(0.1)	$-	$(0.2)	$(0.2)

During the three and nine months ended September 30, 2019, contributions made to our pension plans were $5.2 and $9.6, respectively, and contributions made to our retiree health care plan were $0.3 and $0.9, respectively. During 2019, we expect to make total contributions of approximately $17.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	December 31,
	2019	2018
Foreign currency translation	$(323.3)	$(223.2)
Translation gain (loss) on derivative instruments, net of income taxes of $(1.3) and $(12.9), respectively	38.5	(4.7)
Translation loss on long-term intercompany loans	(133.6)	(137.2)
Defined benefit pension plans, net of income taxes of $(22.9) and $(23.2), respectively	(36.9)	(37.9)
Retiree health care plan, net of income taxes of $1.9 and $2.0, respectively	2.8	3.2
Accumulated other comprehensive loss	$(452.5)	$(399.8)

Noncontrolling Interests

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses (income), net in our Consolidated Statements of Operations. We recorded expenses of $0.2 and $1.3 for the three months ended September 30, 2019 and 2018, respectively, and $1.3 and $3.5 for the nine months ended September 30, 2019 and 2018, respectively. The portion of earnings attributed to the noncontrolling interest for ManpowerGroup Greater China Limited is included in the above amounts through July 10, 2019. (See Note 5 to the Consolidated Financial Statements for further information on the deconsolidation of the entity.)

Dividends

In 2018, the Board of Directors made the following dividend declarations: On May 4, 2018, the Board of Directors declared a semi-annual cash dividend of $1.01 per share which was paid on June 15, 2018 to shareholders of record on June 1, 2018. On November 9, 2018, the Board of Directors declared a semi-annual cash dividend of $1.01 per share which was paid on December 14, 2018 to shareholders of record on December 3, 2018.

To date in 2019, the Board of Directors has made the following dividend declaration: On May 10, 2019, the Board of Directors declared a semi-annual cash dividend of $1.09 per share which was paid on June 14, 2019 to shareholders of record on June 3, 2019.

Share Repurchases

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization is in addition to the August 2018 and July 2016 Board authorizations to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first nine months of 2019, we repurchased a total of 1.8 million shares at a cost of $152.0 under the 2018 authorization. During the first nine months of 2018, we repurchased a total of 3.1 million shares comprised of 2.8 million shares under the 2016 authorization and 0.3 million shares under the 2018 authorization, at a total cost of $299.2. As of September 30, 2019, there were 6.0 million and 1.3 million shares remaining authorized for repurchase under the 2019 authorization and 2018 authorization, respectively, and no shares remaining authorized for repurchase under the 2016 authorization.

(12) Interest and Other Expenses (Income), Net

Interest and other expenses (income), net consisted of the following:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest expense	$11.9	$10.2	$33.3	$37.1
Interest income	(0.6)	(1.5)	(3.2)	(4.1)
Foreign exchange loss	4.1	3.0	6.5	2.8
Miscellaneous (income) expense, net(1)	(3.2)	0.1	(82.7)	2.6
Interest and other expenses (income), net	$12.2	$11.8	$(46.1)	$38.4

(1) Includes an $80.4 gain related to the disposition of our previously held equity interest in Manpower Switzerland. Note 5 to the Consolidated Financial Statements for further information.

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

Net Investment Hedges

We use cross-currency swaps, forward contracts and a portion of our foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in certain of our foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of our net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in foreign currency translation, a component of accumulated other comprehensive income (“AOCI”), to offset the changes in the values of the net investments being hedged. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the change in the carrying value of the designated portion of the non-derivative financial instrument due to changes in foreign currency exchange rates is recorded in foreign currency translation adjustments.

The €400.0 ($434.4) notes due September 2022 and the €500.0 ($539.9) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of September 30, 2019.

In September 2019, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCI for the three and nine months ended September 30, 2019, and 2018 was as follows:

	Gain Recognized in Other Comprehensive Income
	3 Months Ended September 30,		9 Months Ended September 30,
Instrument	2019	2018	2019	2018
Euro Notes	$42.6	$7.2	$51.1	$33.1
Cross-currency swaps	2.8	—	2.8	—

Cash Flow Hedges

We use cross-currency swaps to hedge the changes in cash flows of certain of our foreign currency denominated debt due to changes in foreign currency exchange rates. For our cross-currency swaps, we record the change in carrying value of the foreign currency denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates.

In April 2019, we entered into a cross-currency swap agreement to convert our intercompany fixed-rate, CHF denominated note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swap agreement is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €202.3 with a fixed annual interest rate of 1.256%. This hedging arrangement has been designated as a cash flow hedge. The swap matures in April 2022, which matches the term of the intercompany note. Gains and losses from the hedge offset the changes in the value of principal and interest payments as a result of changes in foreign exchange rates. In September 2019 we entered into to a cross-currency swap agreement to convert an additional intercompany fixed-rate CHF note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swap is identical to the original April 2019 swap, and fixes the principal of €55.4 with a fixed interest rate of 1.143%. The swap matures in September 2022, which matches the term of the intercompany note.

We assessed the hedging relationship at the inception of the hedge in order to determine whether the derivatives that are used in the hedging transaction are highly effective in offsetting the cash flows of the hedged item and will continue to assess the relationship on an ongoing basis. We use the hypothetical derivative method in conjunction with regression analysis using a third-party valuation to measure effectiveness of our cross-currency swap agreement.

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three and nine months ended September 30, 2019, and 2018:

				Gain Reclassified
	Gain Recognized in OCI			from AOCI into Income
	3 Months Ended September 30,		Location of Gain Reclassified	3 Months Ended September 30,
Instrument	2019	2018	from AOCI into Income	2019	2018
Cross-currency swaps	$4.2	$—	Interest and other expenses (income), net	$4.6	$—

				Gain Reclassified
	Gain Recognized in OCI			from AOCI into Income
	9 Months Ended September 30,		Location of Gain Reclassified	9 Months Ended September 30,
Instrument	2019	2018	from AOCI into Income	2019	2018
Cross-currency swaps	$9.2	$—	Interest and other expenses (income), net	$10.0	$—

We expect the net amount of pre-tax derivative gains and losses included in AOCI at September 30, 2019 to be reclassified into earnings within the next twelve months will not be significant. The actual amount that will be reclassified to earnings over the next twelve months will vary due to future currency exchange rates.

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2019 was as follows:

	Location of Gain	Amount of Gain Recognized in Income
Instrument	Recognized in Income	3 Months Ended September 30,		9 Months Ended September 30,
		2019	2018	2019	2018
Foreign currency forward contracts	Interest and other expenses (income), net	$4.6	$—	$13.8	$2.0

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018:

	Assets
		September 30,	December 31,
	Balance Sheet Location	2019	2018
Instruments designated as cash flow hedges:
Cross-currency swaps	Prepaid expenses and other assets	$9.0	$—
Instruments designated as net investment:
Cross-currency swaps	Prepaid expenses and other assets	2.8	—
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts receivable, net	0.1	0.1
Total instruments		$11.9	$0.1

	Liabilities
		September 30,	December 31,
	Balance Sheet Location	2019	2018
Instruments designated as net investment hedges:
Euro Notes	Long-term debt	1,045.7	1,052.9
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	—	0.1
Total instruments		$1,045.7	$1,053.0

Fair Value Measurements

The carrying value of long-term debt approximates fair value, except for the Euro-denominated notes. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,045.7 and $1,052.9 as of September 30, 2019 and December 31, 2018, respectively, compared to a carrying value of $974.3 and $1,024.6, respectively.

Our deferred compensation plan assets were $101.4 and $89.5 as of September 30, 2019 and December 31, 2018 respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

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

We have elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases. As of September 30, 2019, we did not have any material additional operating leases that have not yet commenced.

The components of lease expense were as follows:

	3 Months Ended	9 Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$36.4	$106.1
Short-term lease expense	3.5	15.6
Other lease expense(1)	$2.6	$12.5
Total lease expense	$42.5	$134.2
(1)	Other lease expense includes immaterial variable lease expense and sublease income.

Other information related to leases was as follows:

9 Months Ended
Supplemental Cash Flow Information	September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$109.7
Operating ROU assets obtained in exchange for lease obligations	88.8

September 30,
Supplemental Balance Sheet Information	2019
Operating Leases
Operating lease ROU assets	$415.6

Operating lease liabilities - current(1)	$103.5
Operating lease liabilities - long-term	314.1
Total operating lease liabilities	$417.6
(1)	Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

Weighted Average Remaining Lease Term
Operating leases	5.7 years
Weighted Average Discount Rate
Operating leases	3.2%

Maturities of operating lease liabilities as of September 30, 2019 were as follows:

(In millions)
Period Ending September 30, 2019	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$25.0
2020	116.5
2021	89.5
2022	68.2
2023	46.5
2024	32.9
Thereafter	82.7
Total future undiscounted lease payments	$461.3
Less imputed interest	$(43.7)
Total operating lease liabilities	$417.6

Maturities of operating leases accounted for under ASC 840 as of December 31, 2018 were as follows:

(In millions)
Period Ending December 31, 2018	Operating Leases
2019	$151.4
2020	115.2
2021	85.5
2022	65.0
2023	44.1
Thereafter	105.6
Total minimum lease payments	$566.8

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

	3 Months Ended September 30,		9 Months Ended September 30,
	2019	2018	2019	2018
Revenues from services:
Americas:
United States (a)	$645.7	$633.2	$1,880.2	$1,890.0
Other Americas	425.0	406.8	1,241.2	1,225.1
	1,070.7	1,040.0	3,121.4	3,115.1
Southern Europe:
France	1,382.1	1,460.6	4,103.7	4,397.1
Italy	376.6	410.2	1,126.5	1,266.8
Other Southern Europe	592.9	460.8	1,610.8	1,413.7
	2,351.6	2,331.6	6,841.0	7,077.6

Northern Europe	1,156.6	1,287.1	3,529.5	4,097.9
APME	621.9	713.0	2,030.7	2,158.0
Right Management	48.1	47.0	144.3	149.4
Consolidated (b)	$5,248.9	$5,418.7	$15,666.9	$16,598.0

Operating unit profit: (c)
Americas:
United States	$35.8	$33.2	$84.4	$98.1
Other Americas	18.9	18.1	51.0	52.8
	54.7	51.3	135.4	150.9
Southern Europe:
France	70.4	78.8	201.6	209.5
Italy	23.3	25.7	73.5	82.8
Other Southern Europe	22.8	17.1	51.8	48.7
	116.5	121.6	326.9	341.0

Northern Europe	21.4	40.5	46.3	81.8
APME (d)	53.3	32.4	101.5	87.5
Right Management	7.5	6.5	18.6	23.4
	253.4	252.3	628.7	684.6
Corporate expenses	(29.2)	(26.3)	(89.0)	(79.0)
Goodwill impairment charge	-	-	(64.0)	-
Intangible asset amortization expense	(7.2)	(9.3)	(22.4)	(26.8)
Operating profit	217.0	216.7	453.3	578.8
Interest and other (expenses) income, net (e)	(12.2)	(11.8)	46.1	(38.4)
Earnings before income taxes	$204.8	$204.9	$499.4	$540.4

(a)

In the United States, revenues from services included fees received from the related franchise offices of $3.5 and $3.7 for the three months ended September 30, 2019 and 2018, respectively, and $10.8 for both the nine months ended September 30, 2019 and 2018. These fees are primarily based on revenues generated by the franchise offices, which were $151.6 and $169.9 for the three months ended September 30, 2019 and 2018, respectively, and $462.8 and $485.6 for the nine months ended September 30, 2019 and 2018, respectively.

(b)

Our consolidated revenues from services include fees received from our franchise offices of $4.3 and $6.2 for the three months ended September 30, 2019 and 2018, respectively, and $14.0 and $17.6 for the nine months ended September 30, 2019 and 2018, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $274.0 and $278.7 for the three months ended September 30, 2019 and 2018, respectively, and $680.2 and $789.4 for the nine months ended September 30, 2019 and 2018, respectively.

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

(d)

APME OUP includes a one-time non-cash gain of $30.4 for the three and nine months ended September 30, 2019, related to the deconsolidation of our ManpowerGroup Greater China Limited joint venture. See Note 5 to the Consolidated Financial Statements for further information.

(e)

Interest and other (expenses) income, net includes a one-time non-cash gain of $80.4 for the nine months ended September 30, 2019, related to the disposition of our previously held equity interest in Manpower Switzerland. See Note 5 to the Consolidated Financial Statements for further information.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 37 and 38 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

Business Overview

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increased demand, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses. By contrast, during periods of decreased demand, as we experienced in the third quarter of 2019 and in the first nine months of 2019, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues. We continued to see significant variation across global labor markets during the third quarter, which is reflected in our results and evidenced by discussions with many of our clients, who note that they are impacted by increased volatility and uncertainty with expectations of slowing economic growth driven by trade-related uncertainty and slowing manufacturing activity, particularly in Europe. At the same time, clients in healthy labor markets are struggling to overcome a shortage of talent with the required skills.

During the third quarter of 2019, the United States dollar was stronger, on average, relative to the currencies in all of our markets than in the third quarter of 2018, having an unfavorable impact on our reported results. This strengthening was particularly pronounced against the Euro and British Pound. Our reported revenues from services decreased 3.1% in the third quarter of 2019 compared to the third quarter of 2018 and our reported operating profit increased 0.2%. These results were partly impacted by the relative weakness of other currencies against the United States dollar compared to the same period in 2018, and generally may understate the performance of our underlying business. The changes in the foreign currency exchange rates had a 3.4% unfavorable impact on revenues from services, a 3.1% unfavorable impact on operating profit, and an approximately $0.07 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the three months ended September 30, 2019, our businesses did not experience significant changes in revenue trends from the previous quarter. The environment continued to be one of revenue declines in most of our markets, with slowing economic growth globally and continued tight labor markets in many countries, particularly Europe, that is overshadowing modest constant currency growth elsewhere. Our consolidated revenues were up 0.3% in constant currency in the quarter, an improvement from the 0.1% constant currency decline in the second quarter of 2019 due primarily to incremental growth in the United States and the United Kingdom, and improved trends in Spain and Italy. After adjusting for billing days, our organic constant currency revenue decrease was 0.5% compared to a 0.6% decrease in the second quarter of 2019. During the third quarter of 2019, several key markets within Southern and Northern Europe continued to experience revenue declines, partially offset by continued constant currency revenue increases in certain markets within the Americas and APME. After adjusting for billing days, we experienced a revenue decrease in organic constant currency in Southern Europe due to revenue declines in France and Italy, partially offset by organic constant currency revenue growth in certain markets within Other Southern Europe. The revenue decrease in Northern Europe was primarily due to the decreases in Germany, the Netherlands, and Sweden due mostly to reduced demand from the manufacturing sector in those markets. In the Americas, revenues increased 5.5% in constant currency due to increased demand for our staffing/interim services in certain markets within Other Americas and the increase in the United States driven by our Experis business. In APME, revenues increased 4.6% in organic constant currency primarily due to an increase in our Manpower staffing revenues. As of the date of this report, we expect that the uneven economic environment trend we saw during the third quarter will continue into the fourth quarter, with certain European labor markets and our European results being sluggish, and improving or flat organic constant currency results in markets within the Americas and APME.

Our gross profit margin in the third quarter of 2019 compared to 2018 decreased due to our higher-margin ManpowerGroup Solutions business, specifically our Talent Based Outsourcing business, comprising a lower percentage of our consolidated revenues in the third quarter of 2019 compared to 2018, a decline in our staffing margin due to declines in most of our markets within Northern Europe, and a decrease in our permanent recruitment business.

ManpowerGroup Greater China Limited, which operates in the Greater China region of China, Taiwan, Hong Kong, and Macau, completed its initial public offering (“IPO”) on the Hong Kong Stock Market on July 10, 2019, resulting in deconsolidation of the entity. As a result of this transaction, we recognized a non-cash accounting gain of $30.4 million (see further information in Note 5 of our Consolidated Financial Statements). ManpowerGroup Greater China Limited’s results through July 10, 2019, were included in our consolidated results for the third quarter and first nine months of 2019.

Our operating profit increased 0.2% in the third quarter of 2019 (3.3% in constant currency; 5.6% in organic constant currency) while our operating profit margin increased 10 basis points compared to the third quarter of 2018. Excluding the gain from the deconsolidation of ManpowerGroup Greater China Limited recorded in the third quarter 2019 our operating profit was down 10.7% in constant currency while operating profit margin was down 40 basis points compared to the third quarter of 2018. We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational and cost structures, while investing appropriately to support the growth in the business and enhance our productivity, technology and digital capabilities.

Operating Results - Three Months Ended September 30, 2019 and 2018

The following table presents selected consolidated financial data for the three months ended September 30, 2019 as compared to 2018.

(in millions, except per share data)	2019	2018	Variance	Constant Currency Variance
Revenues from services	$5,248.9	$5,418.7	(3.1)%	0.3%
Cost of services	4,408.6	4,528.1	(2.6)%	0.9%
Gross profit	840.3	890.6	(5.7)%	(2.5)%
Gross profit margin	16.0%	16.4%
Selling and administrative expenses	623.3	673.9	(7.5)%	(4.4)%
Operating profit	217.0	216.7	0.2%	3.3%
Operating profit margin	4.1%	4.0%
Interest and other expenses, net	12.2	11.8	5.2%
Earnings before income taxes	204.8	204.9	(0.1)%	3.0%
Provision for income taxes	58.7	46.9	24.7%
Effective income tax rate	28.6%	23.0%
Net earnings	$146.1	$158.0	(7.5)%	(4.7)%
Net earnings per share – diluted	$2.42	$2.43	(0.4)%	2.5%
Weighted average shares – diluted	60.3	65.0	(7.1)%

The year-over-year decrease in revenues from services of 3.1% (increase of 0.3% in constant currency and 0.6% in organic constant currency) was attributed to:

•

decreased demand for services in several of our markets within Northern Europe, where revenues decreased 10.1% (-5.3% in constant currency and -4.3% in organic constant currency), primarily due to a decrease in our staffing/interim revenues and the disposition of our language translation business in the Netherlands at the end of December 2018. We experienced revenue declines in Germany, the Netherlands, Belgium, the United Kingdom, and the Nordics of 21.1%, 23.7%, 8.4%, 1.5% and 9.5% (-17.5%, -20.2%, -4.2%, increase of 4.2%, and -3.0%, respectively, in constant currency; -16.4% and -0.8% in organic constant currency in the Netherlands and the Nordics, respectively);

•

a revenue decrease in APME of 12.8% (-12.6% in constant currency; increase of 4.6% in organic constant currency) due primarily to the deconsolidation of ManpowerGroup Greater China Limited in July 2019, the disposition of a low-margin business in Greater China at the end of December 2018, and the impact of changes in currency exchange rates, partially offset by an increase in our Manpower staffing revenues; and

•	a 3.4% decrease due to the impact of changes in currency exchange rates; partially offset by

•

a revenue increase in Southern Europe of 0.9% (5.0% in constant currency; 0.1% in organic constant currency). The increase was primarily due to the additional revenues as a result of the acquisition of the remaining controlling interest in Manpower Switzerland in April 2019. This increase was partially offset by a revenue decrease in France of 5.4% (-1.0% in constant currency) primarily due to decreased demand for our Manpower staffing services and the unfavorable impact of changes in currency exchange rates, partially offset by an increase in our ManpowerGroup Solutions business. The increase was also partially offset by a decrease in Italy of 8.2% (-3.9% in constant currency) primarily due to the unfavorable impact of changes in currency exchange rates and a decreased demand for our Manpower staffing services as a result of a challenging economic environment, partially offset by a 0.6% increase (5.5% in constant currency) in the permanent recruitment business;

•

a revenue increase in the United States of 2.0% (1.3% on an organic basis) primarily driven by increased demand for our Experis interim services as we experienced increased activity from our small-to-medium sized clients, an increase in our ManpowerGroup Solutions business, primarily within our MSP and RPO offerings, and additional revenues as a result of the acquisition of three franchises in August 2019. These increases were partially offset by decreased demand for our Manpower services due to reduced activity of our manufacturing clients; and

•

increased demand for services at Right Management, where revenues increased 2.5% (4.7% in constant currency), including a 7.1% increase (9.7% in constant currency) in our outplacement services, partially offset by an 11.2% decrease (-9.8% in constant currency) in our talent management business.

The year-over-year 40 basis point decrease in gross profit margin was primarily attributed to:

•

a 20 basis point unfavorable impact as our higher-margin ManpowerGroup Solutions business, specifically our Talent Based Outsourcing business, comprised a lower percentage of our consolidated revenues in the third quarter of 2019 compared to 2018;

•

a 10 basis point unfavorable impact from a decrease in our staffing/interim margin due to declines in most of our markets within Northern Europe, partially offset by improvement from pricing initiatives in a few of our largest markets and favorable direct cost adjustments in France; and

•	a 10 basis point unfavorable impact due to the decrease in our permanent recruitment business of 8.7% (-5.6% in constant currency; increase of 2.5% in organic constant currency).

The 7.5% decrease in selling and administrative expenses in the third quarter of 2019 (-4.4% in constant currency and -3.2% in organic constant currency) was primarily attributed to:

•	the $30.4 million gain related to the deconsolidation of ManpowerGroup Greater China Limited;
•

an $18.6 million decrease in the third quarter of 2019 compared to 2018 as a result of the ManpowerGroup Greater China Limited deconsolidation in July 2019 and dispositions in December 2018 in Northern Europe and APME;

•

a 2.8% decrease (increase of 0.3% in constant currency and 1.6% in organic constant currency) in personnel costs primarily due to a reduction in headcount as a result of adjusting our cost-base for the slower market environment in many of our European operations, particularly within Northern Europe;

•

an 8.2% decrease (-5.2% in constant currency and -4.5% organic constant currency) in office-related costs primarily due to a decrease in the number of offices as a result of our delivery channel and other front-office centralization and back-office optimization activities, as well as adjusting our cost-base for the slower market environment in many of our European operations; and

•	a 3.1% decrease due to the impact of changes in currency exchange rates; partially offset by
•

the additional recurring selling and administrative costs of $10.9 million incurred as a result of the acquisition of Manpower Switzerland in Southern Europe and acquisition of three franchises in the United States in late August 2019.

Selling and administrative expenses as a percent of revenues decreased 50 basis points in the third quarter of 2019 compared to the third quarter of 2018 due primarily to the 50 basis point favorable impact from the ManpowerGroup Greater China Limited deconsolidation gain.

Interest and other expenses (income), net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses (income), net was expense of $12.2 million in the third quarter of 2019 compared to $11.8 million in the third quarter of 2018. Net interest expense increased $2.6 million in the third quarter of 2019 to $11.3 million from $8.7 million in the third quarter of 2018 primarily due to a decrease in interest rates and increase in debt in certain countries with high interest rates. Miscellaneous income was $3.2 million in the third quarter of 2019 compared to miscellaneous expenses of $0.1 million in the third quarter of 2018. The change was primarily due to a decrease in expenses related to net earnings attributable to noncontrolling interests.

We recorded income tax expense at an effective rate of 28.6% for the three months ended September 30, 2019, as compared to an effective rate of 23.0% for the three months ended September 30, 2018. The 2019 rate was unfavorably impacted by the transition of the French CICE subsidy, which was non-taxable, to new French subsidies in January 2019 that are taxable, partially offset by the favorable impact of the gain from the ManpowerGroup Greater China Limited deconsolidation, which was non-taxable. The 2018 rate was favorably impacted by the enactment of the Tax Act of 2017 and certain discrete tax benefits. The 28.6% effective tax rate in the quarter was higher than the United States Federal statutory rate of 21% primarily due to the French business tax and our overall mix of earnings.

Net earnings per share - diluted was $2.42 and $2.43 in the third quarter of 2019 and 2018, respectively. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.07 per share in the third quarter of 2019. The gain from the ManpowerGroup Greater China Limited IPO recorded in the third quarter of 2019 positively impacted net earnings per share – diluted by approximately $0.50 per share.

Weighted average shares - diluted decreased to 60.3 million in the third quarter of 2019 from 65.0 million in the third quarter of 2018. This decrease was due to the impact of share repurchases completed since the third quarter of 2018, partially offset by shares issued as a result of exercises and vesting of share-based awards since the third quarter of 2018.

Operating Results - Nine Months Ended September 30, 2019 and 2018

The following table presents selected consolidated financial data for the nine months ended September 30, 2019 as compared to 2018.

(in millions, except per share data)	2019	2018	Variance	Constant Currency Variance
Revenues from services	$15,666.9	$16,598.0	(5.6)%	(0.7)%
Cost of services	13,151.4	13,899.3	(5.4)%	(0.4)%
Gross profit	2,515.5	2,698.7	(6.8)%	(2.2)%
Gross profit margin	16.1%	16.3%
Selling and administrative expenses, excluding goodwill impairment charge	1,998.2	2,119.9	(5.7)%	(1.1)%
Goodwill impairment charge	64.0	-
Selling and administrative expenses	2,062.2	2,119.9	(2.7)%	2.0%
Operating profit	453.3	578.8	(21.7)%	(17.7)%
Operating profit margin	2.9%	3.5%
Interest and other (income) expenses, net	(46.1)	38.4
Earnings before income taxes	499.4	540.4	(7.6)%	(3.6)%
Provision for income taxes	172.5	142.0	21.4%
Effective income tax rate	34.5%	26.3%
Net earnings	$326.9	$398.4	(17.9)%	(14.5)%
Net earnings per share – diluted	$5.40	$6.03	(10.4)%	(6.8)%
Weighted average shares – diluted	60.6	66.1	(8.4)%

The year-over-year decrease in revenues from services of 5.6% (-0.7% in constant currency and -0.8% in organic constant currency) was attributed to:

•

decreased demand for services in several of our markets within Northern Europe, where revenues decreased 13.9% (-8.0% in constant currency and -7.2% in organic constant currency), primarily due to reduced demand for our Manpower staffing services and the disposition of our language translation business in the Netherlands at the end of December 2018. We experienced revenue declines in Germany, the Netherlands, Belgium, the United Kingdom, and the Nordics of 27.0%, 25.8%, 10.5%, 6.9%, and 8.2% (-22.3%, -21.0%, -4.9%, -1.2%, and -0.1%, respectively, in constant currency; -17.3% and increase of 0.8% in organic constant currency in the Netherlands and the Nordics, respectively);

•

a revenue decrease in Southern Europe of 3.3% (increase of 2.4% in constant currency; -0.8% in organic constant currency). This included a revenue decrease in France of 6.7% (-0.8% in constant currency) primarily due to the unfavorable impact of changes in currency exchange rates and a slight decrease in our Manpower staffing revenues, partially offset by increased demand in our ManpowerGroup Solutions business and the additional revenues as a result of the acquisition of the remaining controlling interest in Manpower Switzerland in April 2019. The Southern Europe decrease also included a decrease in Italy of 11.1% (-5.5% in constant currency) due to decreased demand for our Manpower staffing services, partially offset by a 4.5% increase (11.2% in constant currency) in the permanent recruitment business;

•

a revenue decrease in the United States of 0.5% primarily driven by a decline in demand for our staffing/interim services, partially offset by additional revenues as a result of the acquisition of three franchises in August 2019;

•

a revenue decrease in APME of 5.9% (-3.1% in constant currency; increase of 5.2% in organic constant currency) due to the deconsolidation of ManpowerGroup Greater China Limited in July 2019, the disposition of a low-margin business in Greater China at the end of December 2018, and the impact of changes in currency exchange rates, partially offset by an increase in our Manpower staffing revenues;

•

decreased demand for services at Right Management, where revenues decreased 3.4% (-0.3% in constant currency), including a 1.9% decrease (increase of 1.2% in constant currency) in our outplacement services, as well as an 8.3% decrease (-5.4% in constant currency) in our talent management business; and

•	a 4.9% decrease due to the impact of changes in currency exchange rates.

The year-over-year 20 basis point decrease in gross profit margin was primarily attributed to:

•	a 20 basis point unfavorable impact from the declining margins in our higher-margin ManpowerGroup Solutions business, particularly within our Talent Based Outsourcing business; and
•

a 10 basis point unfavorable impact from the decrease in our staffing/interim margin due to declines in most of our markets within Northern Europe partially offset by improvement from pricing initiatives in a few of our largest markets and favorable direct cost adjustments in France; partially offset by

•	a 10 basis point favorable impact from changes in currency exchange rates.

The 2.7% decrease in selling and administrative expenses in the nine months ended September 30, 2019 (increase of 2.0% in constant currency and 2.2% in organic constant currency) was primarily attributed to:

•

a 7.3% decrease (-2.7% in both constant currency and organic constant currency) in office-related costs primarily due to the favorable impact of changes in currency exchange rates, a decrease in the number of offices as a result of our delivery channel and other front-office centralization and back-office optimization activities, as well as adjusting our cost-base for the slower market environment in many of our European operations;

•

a 4.1% decrease (increase of 0.5% in both constant currency and organic constant currency) in personnel costs primarily due to the favorable impact of changes in currency exchange rates, partially offset by an increase in headcount to support the increase in revenues in certain markets within the Americas, Southern Europe and APME;

•

a $26.1 million decrease in the nine months ended September 30, 2019 compared to 2018 as a result of the ManpowerGroup Greater China Limited deconsolidation in July 2019 and dispositions in December 2018 in Northern Europe and APME; partially offset by

•	goodwill impairment and related charges of $65.6 million related to our Germany reporting unit and New Zealand operations in the nine months ended September 30, 2019;
•

the additional recurring selling and administrative costs of $23.2 million incurred as a result of the acquisition of Manpower Switzerland in Southern Europe and acquisition of three franchises in the United States in late August 2019; and

•	restructuring costs of $39.8 million incurred in the nine months ended September 30, 2019 compared to $39.3 million incurred in the nine months ended September 30, 2018.

Selling and administrative expenses as a percent of revenues increased 40 basis points in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to a 40 basis point unfavorable impact from the goodwill impairment and other related charges, 10 basis point unfavorable impact from the increase in restructuring costs, and a 10 basis point unfavorable impact from changes in currency exchange rates. These items were partially offset by a 20 basis point favorable impact from the ManpowerGroup Greater China Limited deconsolidation gain.

Interest and other expenses (income), net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses (income), net was income of $46.1 million in the nine months ended September 30, 2019 compared to expenses of $38.4 million in the nine months ended September 30, 2018. Net interest expense decreased $2.9 million in the nine months ended September 30, 2019 to $30.1 million from $33.0 million in the third quarter of 2018 due to the lower interest rate on our €500.0 million notes offered and sold in June 2018 compared to the interest rate on the €350.0 million notes due June 22, 2018 that were repaid in June 2018. Miscellaneous income was $82.7 million in the nine months ended September 30, 2019 compared to miscellaneous expense of $2.6 million in the nine months ended

September 30, 2018. The change was primarily due to the gain of $80.4 million from the acquisition of Manpower Switzerland and a decrease in expenses related to net earnings attributable to noncontrolling interests, partially offset by the decrease in the income from the equity investment in Switzerland prior to the acquisition.

We recorded income tax expense at an effective rate of 34.5% for the nine months ended September 30, 2019, as compared to an effective rate of 26.3% for the nine months ended September 30, 2018. The 34.5% effective tax rate for the nine months ended September 30, 2019 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, our overall mix of earnings, and the recognition of valuation allowances in Germany.

Net earnings per share - diluted was $5.40 and $6.03 in the nine months ended September 30, 2019 and 2018, respectively. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.22 per share for the nine months ended September 30, 2019. The gain from the acquisition of Manpower Switzerland recorded in the nine months ended September 30, 2019 positively impacted net earnings per share – diluted by approximately $1.33 per share. Goodwill impairment and related tax and other charges recorded in the nine months ended September 30, 2019 negatively impacted net earnings per share – diluted by approximately $1.08. The gain from the deconsolidation of ManpowerGroup Greater China Limited recorded in the nine months ended September 30, 2019 positively impacted net earnings per share – diluted by approximately $0.50 per share. In the nine months ended September 30, 2019 and 2018, restructuring costs negatively impacted net earnings per share - diluted by approximately $0.52 and $0.45 per share, net of tax.

Weighted average shares - diluted decreased to 60.6 million in the nine months ended September 30, 2019 from 66.1 million in the nine months ended September 30, 2018. This decrease was due to the impact of share repurchases completed since the nine months ended September 30, 2018, partially offset by shares issued as a result of exercises and vesting of share-based awards since the nine months ended September 30, 2018.

Segment Operating Results

Americas

In the Americas, revenues from services increased 2.9% (5.5% in constant currency and 5.1% in organic constant currency) in the third quarter of 2019 compared to 2018. In the United States, revenues from services increased 2.0% (1.3% on an organic basis) in the third quarter of 2019 compared to 2018, primarily driven by increased demand for our Experis interim services as we experienced increased activity from our small-to-medium sized clients, the favorable impact of approximately one additional billing day, a 6.0% increase in our permanent recruitment business, and an increase in our ManpowerGroup Solutions business, primarily within our MSP and RPO offerings. These increases were partially offset by decreased demand for our Manpower services due to reduced activity of our manufacturing clients. In Other Americas, revenues from services increased 4.5% (11.0% in constant currency) in the third quarter of 2019 compared to 2018. We experienced revenue growth in Canada and Peru of 19.5% and 24.1%, respectively (20.8%, and 26.0%, respectively, in constant currency). These increases were partially offset by decreases in Mexico, Argentina, Colombia and Brazil of 1.7%, 16.4%, 3.6% and 2.3%, respectively (increases of 0.8%, 32.2%, 8.8% and decrease of -1.7%, respectively, in constant currency). The constant currency increase in Argentina was primarily due to inflation. There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years. As of July 1, 2018, the Argentina economy was designated as highly-inflationary and was treated as such for accounting purposes starting in the third quarter of 2018.

In the Americas, revenues from services increased 0.2% (3.7% in constant currency) in the nine months ended September 30, 2019 compared to 2018. In the United States, revenues from services decreased 0.5% in the nine months ended September 30, 2019 compared to 2018, primarily driven by a decline in demand for our staffing/interim services and the unfavorable impact of approximately one fewer billing day, partially offset by a 3.1% increase in our permanent recruitment business and an increase in our ManpowerGroup Solutions business, primarily within our MSP offering. In Other Americas, revenues from services increased 1.3% (10.2% in constant currency) in the nine months ended September 30, 2019 compared to 2018. We experienced revenue growth in Mexico, Canada, and Peru of 1.9%, 11.3%, and 16.0%, respectively (3.1%, 14.7%, and 18.3%, respectively, in constant currency). These increases were partially offset by decreases in Argentina, Colombia and Brazil of 33.5%, 1.6% and 1.5%, respectively (increases of 21.6%, 10.5% and 7.1%, respectively, in constant currency).

Gross profit margin increased in the three months ended September 30, 2019 compared to 2018 and was flat in the nine months ended September 30, 2019 compared to 2018. Gross profit margin increased due to margin improvements in our staffing/interim business, specifically in the United States, due to pricing discipline and lower payroll tax and insurance costs. Gross profit margin also increased due to the increase of 6.9% (8.0% in constant currency) and 2.6% (4.2% in constant currency) in the permanent recruitment business for the three and nine months ended September 30, 2019 and 2018, respectively. The gross profit margin increases in the nine months ended September 30, 2019 compared to 2018 were offset by the decreases in the staffing/interim gross profit margins within certain markets within Other Americas.

In the three and nine months ended September 30, 2019, selling and administrative expenses increased 3.0% (4.9% in constant currency) and 3.4% (6.4% in constant currency), respectively, due primarily to an increase in salary-related expenses, as a result of higher headcount related to growth initiatives. The increase in the nine months ended September 30, 2019 was also due to the increase in restructuring costs to $5.1 million from $0.3 million in the first nine months of 2018.

Operating Unit Profit (“OUP”) margin in the Americas was 5.1% and 4.9% for the third quarter of 2019 and 2018, respectively. In the United States, OUP margin increased to 5.5% in the third quarter of 2019 from 5.2% in 2018. The margin increase in the third quarter of 2019 in the United States was primarily due to the improvement in the gross profit margin, partially offset by increased costs as a result of headcount increases for growth initiatives. Other Americas OUP margin was flat at 4.5% in the third quarter of 2019 and 2018 as we were able to increase revenues without a similar increase in selling and administrative expenses offset by a decline in the gross profit margin.

OUP margin in the Americas was 4.3% and 4.8% for the nine months ended September 30, 2019 and 2018, respectively. In the United States, OUP margin decreased to 4.5% for the nine months ended September 30, 2019 compared to 5.2% in 2018. The margin decrease in 2019 in the United States was primarily due to increased costs as a result of headcount increases for growth initiatives, partially offset by an improvement in the gross profit margin. Other Americas OUP margin decreased to 4.1% for the nine months ended September 30, 2019 compared to 4.3% in 2018 primarily due to an increase in restructuring costs and increased costs as a result of headcount increases for growth initiatives.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 0.9% (5.0% in constant currency; 0.1% in organic constant currency) in the third quarter of 2019 compared to 2018. In the third quarter of 2019, revenues from services decreased 5.4% (-1.0% in constant currency) in France (which represents 59% of Southern Europe’s revenues) and decreased 8.2% (-3.9% in constant currency) in Italy (which represents 16% of Southern Europe’s revenues). The decrease in France is primarily due to the unfavorable impact of changes in currency exchange rates and decreased demand for our Manpower staffing services, partially offset by the favorable impact of approximately one additional billing day and an increase in our ManpowerGroup Solutions business. The decrease in Italy was primarily due to the unfavorable impact of changes in currency exchange rates and decreased demand for our Manpower staffing services as a result of a challenging economic environment, partially offset by the favorable impact of approximately one additional billing day and a 0.6% increase (5.5% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 28.7% (31.9% in constant currency and 6.9% in organic constant currency) during the third quarter of 2019 compared to 2018, due to the additional revenue from our acquisition in April 2019 of the remaining interest in Manpower Switzerland (which represents approximately 5% of Southern Europe’s revenues) increased demand for our Manpower staffing services, the favorable impact of approximately one additional billing day, an increase in our ManpowerGroup Solutions business and an increase in our permanent recruitment business of 15.4% (18.2% in constant currency and 4.9% in organic constant currency), partially offset by the unfavorable impact of changes in currency exchange rates.

Revenues from services decreased 3.3% (increase of 2.4% in constant currency; -0.8% in organic constant currency) in the nine months ended September 30, 2019 compared to 2018. In the nine months ended September 30, 2019, revenues from services decreased 6.7% (-0.8% in constant currency) in France and decreased 11.1% (-5.5% in constant currency) in Italy compared to 2018. The decrease in France is primarily due to the unfavorable impact of changes in currency exchange rates and decreased demand for our Manpower staffing services, partially offset by an increase in our ManpowerGroup Solutions business. The decrease in Italy was due to decreased demand for our Manpower staffing services as a result of a challenging economic environment and the unfavorable impact of changes in currency exchange rates, partially offset by the favorable impact of approximately one additional billing day and a 4.5% increase (11.2% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 13.9% (19.4% in constant currency and 3.5% in organic constant currency) during the nine months ended September 30, 2019 compared to 2018, due to the additional revenue from our acquisition of the remaining interest in Manpower Switzerland, increased demand for our Manpower staffing services, the favorable impact of approximately one additional billing day, an increase in our ManpowerGroup Solutions business and the increase in our permanent recruitment business of 8.1% (13.9% in constant currency and 5.8% in organic constant currency), partially offset by the unfavorable impact of changes in currency exchange rates.

Gross profit margin decreased in the three months ended September 30, 2019 compared to 2018 primarily due to the decrease in France's staffing/interim margin due to the unfavorable impact from transition of the CICE program to a new subsidy program, partially offset by various initiatives undertaken to address the unfavorable impact from this transition and the improvement of the staffing/interim gross profit margin in Italy. Gross profit margin increased in the nine months ended September 30, 2019 compared to 2018, partially due to the favorable direct cost adjustments and various initiatives undertaken to address the unfavorable impact from transition of the CICE program to a new subsidy program and the improvement of the staffing/interim gross profit margin in Italy. The Southern Europe gross profit margins also increased due to growth in our higher-margin ManpowerGroup Solutions business and a 4.8% and 2.7% increase, respectively (8.8% and 8.9% in constant currency and 3.6% and 5.9% in organic constant currency, respectively) in the permanent recruitment business for the third quarter of 2019 and nine months ended September 30, 2019 compared to 2018. These increases were partially offset by the unfavorable impact of the transition of the CICE program to a new subsidy program.

Selling and administrative expenses increased 2.1% (6.2% in constant currency and 1.1% in organic constant currency) during the third quarter of 2019 compared to 2018, due to the additional recurring costs from our acquisition of the remaining interest in Manpower Switzerland and an increase in salary-related expenses as a result of higher headcount, partially offset by the favorable impact of changes in currency exchange rates.

Selling and administrative expenses decreased 1.3% (increase of 4.7% in constant currency and 1.2% in organic constant currency) in the nine months ended September 30, 2019 compared to 2018, due to the favorable impact of changes in currency exchange rates, partially offset by the additional recurring costs from our acquisition of the remaining interest in Manpower Switzerland and an increase in salary-related expenses, as a result of higher headcount.

OUP margin in Southern Europe was 5.0% for the third quarter of 2019 compared to 5.2% for 2018. In France, the OUP margin decreased to 5.1% for the third quarter of 2019 from 5.4% in 2018, primarily due to expense deleveraging, as we were unable to decrease selling and administrative expenses at the same rate as our revenue decline, and the decrease in the gross profit margin. In Italy, the OUP margin decreased to 6.2% for the third quarter of 2019 from 6.3% for 2018, primarily due to expense deleveraging, as we were unable to decrease selling and administrative expenses at the same rate as our revenue decline, partially offset by the improvement in the gross profit margin. Other Southern Europe’s OUP margin increased to 3.8% for the third quarter of 2019 from 3.7% in 2018, as we were able to increase revenues without a similar increase in selling and administrative expenses, partially offset by the decrease in the gross profit margin.

OUP margin in Southern Europe was 4.8% for both the nine months ended September 30, 2019 and 2018. In France, the OUP margin increased to 4.9% in the nine months ended September 30, 2019 compared to 4.8% in 2018, primarily due improvement in the gross profit margin, partially offset by expense deleveraging, as we were unable to decrease selling and administrative expenses at the same rate as our revenue decline. In Italy, the OUP margin was flat at 6.5% for the nine months ended September 30, 2019 and 2018, as the improvement in the gross profit margin was offset by expense deleveraging, as we were unable to decrease selling and administrative expenses at the same rate as our revenue decline. Other Southern Europe’s OUP margin decreased to 3.2% in the nine months ended September 30, 2019 compared to 3.4% in 2018, due to a decline in the gross profit margin, partially offset by a decrease in restructuring costs.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (comprising 33%, 18%, 20%, 12%, and 9%, respectively, of Northern Europe’s revenues), revenues from services decreased 10.1% (-5.3% in constant currency and -4.3% in organic constant currency) in the third quarter of 2019 compared to 2018. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 1.5%, 21.1%, 9.5%, 23.7% and 8.4% (revenue trend of +4.2%, -17.5%, -3.0%, -20.2% and -4.2%, respectively, in constant currency; -0.8% and -16.4% in organic constant currency in the Nordics and the Netherlands, respectively). The Northern Europe revenue decrease is primarily due to reduced demand for our Manpower staffing services, primarily because of the decrease in Germany resulting from lower production activity in the manufacturing sector in that market, decreases in our staffing/interim services in the Netherlands due to a reduction in manufacturing-related demand and the exit from certain client contracts as a result of pricing decisions, and decreased demand in Sweden related to lower activity from our manufacturing clients. This decrease was also due to a decrease in our ManpowerGroup Solutions business from the disposition of our language translation business in the Netherlands at the end of December 2018 and the 6.9% decrease (-1.7% in constant currency) in the permanent recruitment business. These decreases were partially offset by an increased demand for our Manpower staffing services in the United Kingdom despite talent shortage challenges, improving demand for staffing/interim services in Norway and the favorable impact of approximately one additional billing day.

Revenues from services decreased 13.9% (-8.0% in constant currency and -7.2% in organic constant currency) in the nine months ended September 30, 2019 compared to 2018. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 6.9%, 27.0%, 8.2%, 25.8% and 10.5% (-1.2%, -22.3%, -0.1%, -21.0% and -4.9%, respectively, in constant currency; increase of 0.8% and -17.3% in organic constant currency in the Nordics and the Netherlands, respectively). The Northern Europe revenue decrease is primarily due to reduced demand for our Manpower staffing services, primarily because of the decrease in Germany resulting from lower production activity in the manufacturing sector in that market, decreases in our staffing/interim services in the Netherlands due to a reduction in manufacturing-related demand and the exit from certain client contracts as a result of pricing decisions, and decreased demand in Sweden related to lower activity from our manufacturing clients. This decrease was also due to a decrease in our ManpowerGroup Solutions business from the disposition of our language translation business in the Netherlands at the end of December 2018 and the 12.2% decrease (-6.1% in constant currency) in the permanent recruitment business. These decreases were partially offset by an increased demand for our staffing/interim services in Norway.

Gross profit margin decreased in both the three and nine months ended September 30, 2019 compared to 2018 due to the decline in our staffing/interim margin, primarily as a result of business mix changes, lower associate utilization and higher vacation and sickness rates in Germany, and the decrease in our permanent recruitment business.

Selling and administrative expenses decreased 10.5% (-5.7% in constant currency and -4.3% in organic constant currency) in the third quarter of 2019 compared to 2018. Selling and administrative expenses decreased 15.7% (-9.9% in constant currency and -9.0% in organic constant currency) in the nine months ended September 30, 2019 compared to 2018. The decreases were primarily due to the decreases in salary-related expenses as a result of a reduction in headcount and a decrease in office-related expenses driven by a decrease in the number of offices. The decrease for the nine months ended September 30, 2019 compared to 2018 was also due to a decrease in consulting costs related to certain technology projects, front-office centralization and back-office optimization activities incurred in the third quarter of 2018 and a decrease in restructuring costs to $19.8 million in the nine months ended September 30, 2019 from $33.3 million in the nine months ended September 30, 2018. The 2019 restructuring costs related to delivery model and other front-office centralization activities as well as back-office optimization activities primarily in Germany, the Netherlands, Sweden, and Belgium.

OUP margin for Northern Europe for the third quarter of 2019 decreased to 1.8% compared to 3.1% in 2018 due to the decrease in gross profit margin. OUP margin decreased to 1.3% in the nine months ended September 30, 2019 from 2.0% in 2018 due to the decrease in the gross profit margin, partially offset by the decrease in restructuring costs.

APME

Revenues from services decreased 12.8% (-12.6% in constant currency and an increase of 4.6% in organic constant currency) in the third quarter of 2019 compared to 2018. In Japan (which represents 40% of APME’s revenues), revenues from services increased 12.6% (8.4% in constant currency) due to the increased demand for our staffing/interim services, increase in our ManpowerGroup Solutions business, and a 12.1% increase (8.0% in constant currency) in our permanent recruitment business, partially offset by the unfavorable impact of one fewer billing day in the quarter. In Australia (which represents 16% of APME’s revenues), revenues from services decreased 31.1% (-26.5% in constant currency) as we chose to exit certain low-margin business to improve profitability, and due to the 9.9% decrease (-4.0% in constant currency) in our permanent recruitment business. The revenue decrease in the remaining markets in APME is due to the ManpowerGroup Greater China Limited deconsolidation in July 2019 and disposition of a low-margin business in Greater China at the end of December 2018, partially offset by increased demand for Manpower staffing services, mostly in India, Thailand, and Singapore.

Revenues from services decreased 5.9% (-3.1% in constant currency and an increase of 5.2% in organic constant currency) in the nine months ended September 30, 2019 compared to 2018. In Japan, revenues from services increased 5.8% (5.3% in constant currency) due to the increased demand for our staffing/interim services, an increase in our ManpowerGroup Solutions business, and a 7.5% increase (7.2% in constant currency) in our permanent recruitment business, partially offset by the unfavorable impact of five fewer billing days in the first nine months of 2019 compared to 2018. In Australia, revenues from services decreased 22.1% (-15.4% in constant currency) as we chose to exit certain low-margin business to improve profitability, and due to the 9.7% decrease (-2.1% in constant currency) in our permanent recruitment business. The revenue decrease in the remaining markets in APME is due to the ManpowerGroup Greater China Limited deconsolidation in July 2019 and disposition of a low-margin business in Greater China at the end of December 2018, partially offset by increased demand for Manpower staffing services, mostly in India, Thailand, and Singapore.

Gross profit margin decreased in both the three and nine months ended September 30, 2019 compared to 2018 due to the decreases in our permanent recruitment business of 31.8% and 15.6%, respectively (-29.6% and -10.9% in constant currency, respectively), partially offset by the increases in our staffing/interim margins due to the disposition of a low-margin business in Greater China in December 2018.

Selling and administrative expenses decreased 51.7% (-50.8% in constant currency and -37.5% in organic constant currency) in the third quarter of 2019 compared to 2018. Selling and administrative expenses decreased 16.1% (-12.6% in constant currency and -4.9% in organic constant currency) in the nine months ended September 30, 2019 compared to 2018. The decreases were primarily due to the gain from the ManpowerGroup Greater China Limited deconsolidation in July 2019, less expenses as a result of the ManpowerGroup Greater China deconsolidation in July 2019 and disposition of a low-margin business in Greater China in December 2018, and the favorable impact of changes in currency exchange rates. These decreases were partially offset by increases in costs to support the increases in revenues in certain markets.

OUP margin for APME was 8.6% in the third quarter of 2019 and 4.5% in 2018. OUP margin was 5.0% in the nine months ended September 30, 2019 and 4.1% in 2018. The increases were due to the gain from the ManpowerGroup Greater China Limited deconsolidation in July 2019, partially offset by the declines in the gross profit margins.

Right Management

Revenues from services increased 2.5% (4.7% in constant currency) in the third quarter of 2019 compared to 2018. The increase is primarily due to the 7.1% increase (9.7% in constant currency) in our outplacement services as we experienced increased demand in our European and Asian markets, partially offset by softer demand in the Americas market and the unfavorable impact of changes in currency exchange rates. Our talent management business decreased 11.2% (-9.8% in constant currency) in the third quarter of 2019 compared to 2018 due primarily to softer demand in our European and Asian markets.

Revenues from services decreased 3.4% (-0.3% in constant currency) in the nine months ended September 30, 2019 compared to 2018. The decrease is primarily due to the 8.3% decrease (-5.4% in constant currency) in our talent management services due mostly to softening demand in our European and Asian markets and the unfavorable impact of changes in currency exchange rates. Our outplacement business decreased 1.9% (increase of 1.2% in constant currency) in the nine months ended September 30, 2019 compared to 2018 due mostly to the unfavorable impact of changes in currency exchange rates, partially offset by increased demand in our European and Asian markets.

Gross profit margin decreased in both the three and nine months ended September 30, 2019 compared to 2018 due to the decrease in both our outplacement and talent management businesses’ gross profit margins, partially offset by the change in business mix as the higher-margin outplacement business represented a higher percentage of the revenue mix.

Selling and administrative expenses decreased 4.5% (-2.6% in constant currency) in the third quarter of 2019 compared to 2018 primarily due to a decrease in the number of offices. Selling and administrative expenses decreased 1.1% (increase of 1.9% in constant currency) in the nine months ended September 30, 2019 compared to 2018 due to a decrease in the number of offices, partially offset by an increase in restructuring costs to $4.7 million in the nine months ended September 30, 2019 from $0.3 million in the nine months ended September 30, 2018.

OUP margin for Right Management increased to 15.5% in the third quarter of 2019 from 14.0% in 2018 as we were able to increase revenues without a similar increase in selling and administrative expenses. OUP margin decreased to 12.9% in the nine months ended September 30, 2019 from 15.7% in the nine months ended September 30, 2018 due to the increase in restructuring costs and the decline in the gross profit margin.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	3 Months Ended September 30, 2019 Compared to 2018
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	645.7	2.0%	—	2.0%	0.7%	1.3%
Other Americas	425.0	4.5%	(6.5)%	11.0%	—	11.0%
	1,070.7	2.9%	(2.6)%	5.5%	0.4%	5.1%
Southern Europe:
France	1,382.1	(5.4)%	(4.4)%	(1.0)%	—	(1.0)%
Italy	376.6	(8.2)%	(4.3)%	(3.9)%	—	(3.9)%
Other Southern Europe	592.9	28.7%	(3.2)%	31.9%	25.0%	6.9%
	2,351.6	0.9%	(4.1)%	5.0%	4.9%	0.1%
Northern Europe	1,156.6	(10.1)%	(4.8)%	(5.3)%	(1.0)%	(4.3)%
APME	621.9	(12.8)%	(0.2)%	(12.6)%	(17.2)%	4.6%
Right Management	48.1	2.5%	(2.2)%	4.7%	—	4.7%
Consolidated	5,248.9	(3.1)%	(3.4)%	0.3%	(0.3)%	0.6%
Gross Profit	840.3	(5.7)%	(3.2)%	(2.5)%	(1.4)%	(1.1)%
Selling and Administrative Expenses	623.3	(7.5)%	(3.1)%	(4.4)%	(1.2)%	(3.2)%
Operating Profit	217.0	0.2%	(3.1)%	3.3%	(2.3)%	5.6%

(a)	In millions for the three months ended September 30, 2019.

	9 Months Ended September 30, 2019 Compared to 2018
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,880.2	(0.5)%	-	(0.5)%	0.2%	(0.7)%
Other Americas	1,241.2	1.3%	(8.9)%	10.2%	—	10.2%
	3,121.4	0.2%	(3.5)%	3.7%	0.2%	3.5%
Southern Europe:
France	4,103.7	(6.7)%	(5.9)%	(0.8)%	—	(0.8)%
Italy	1,126.5	(11.1)%	(5.6)%	(5.5)%	—	(5.5)%
Other Southern Europe	1,610.8	13.9%	(5.5)%	19.4%	15.9%	3.5%
	6,841.0	(3.3)%	(5.7)%	2.4%	3.2%	(0.8)%
Northern Europe	3,529.5	(13.9)%	(5.9)%	(8.0)%	(0.8)%	(7.2)%
APME	2,030.7	(5.9)%	(2.8)%	(3.1)%	(8.3)%	5.2%
Right Management	144.3	(3.4)%	(3.1)%	(0.3)%	—	(0.3)%
Consolidated	$15,666.9	(5.6)%	(4.9)%	(0.7)%	0.1%	(0.8)%
Gross Profit	$2,515.5	(6.8)%	(4.6)%	(2.2)%	(0.2)%	(2.0)%
Selling and Administrative Expenses	$2,062.2	(2.7)%	(4.7)%	2.0%	(0.2)%	2.2%
Operating Profit	$453.3	(21.7)%	(4.0)%	(17.7)%	(0.3)%	(17.4)%

(a)	In millions for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2019, we had $681.1 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations. With the enactment of the United States Tax Cuts and Jobs Act in December 2017, we no longer recorded United States federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding and other taxes on unremitted earnings that are not considered permanently invested.

Cash provided by operating activities was $495.4 million and $302.0 million during the nine months ended September 30, 2019 and 2018, respectively. Changes in operating assets and liabilities generated $2.7 million of cash during the nine months ended September 30, 2019 compared to $186.7 million utilized during the nine months ended September 30, 2018. These changes were primarily attributable to the timing of collections and payments, and the contingent consideration of $24.1 million paid in 2018 in excess of the original liability recorded at acquisition date for the acquisitions in the Netherlands. The increase was partially offset by the lower net proceeds from the sale of our CICE payroll tax credits, which were $103.5 million (€92.0 million) in April 2019 compared to $234.5 million (€190.9 million) in April 2018.

Accounts receivable decreased to $5,122.1 million as of September 30, 2019 from $5,276.1 million as of December 31, 2018. This decrease is due to changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by approximately 2.0 days from December 31, 2018 due to unfavorable mix changes, with higher growth in countries with a higher average DSO.

Capital expenditures were $36.2 million for the nine months ended September 30, 2019 compared to $39.8 million for the nine months ended September 30, 2018. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The higher expenditures in 2018 compared to 2019 was primarily due to additional technology investment and the timing of capital expenditures.

On April 3, 2019, we acquired the remaining 51% controlling interest in our Swiss franchise (“Manpower Switzerland”) to obtain full ownership of the entity. Additionally, as part of the purchase agreement we acquired the remaining 20% interest in Experis AG. Manpower Switzerland provides contingent staffing services under our Manpower brand in the four main language regions in Switzerland. Both Manpower Switzerland and Experis AG are reported in our Southern Europe segment. The aggregate cash consideration paid was $219.5 million and was funded through cash on hand. Of the total consideration paid, $58.3 million was for the acquired interests and the remaining $161.2 million was for cash and cash equivalents. The aggregate cash consideration paid reflects a post-closing settlement of net debt and net working capital adjustments of $6.8 million, which we paid out during the third quarter of 2019. The acquisition of the remaining interest of Experis AG was accounted for as an equity transaction as we previously consolidated the entity.

Our investment in Manpower Switzerland prior to the acquisition was accounted for under the equity method of accounting and we recorded our share of equity income or loss in interest and other expenses (income), net on the Consolidated Statements of Operations. The acquisition of the remaining controlling interest in Manpower Switzerland was accounted for as a business combination, and the assets and liabilities of Manpower Switzerland were included in the Consolidated Balance Sheets as of the acquisition date and the results of its operations have been included in the Consolidated Statements of Operations subsequent to the acquisition date.

The aggregate of the consideration paid and the fair value of previously held equity interest totaled $415.1 million, or $97.6 million net of cash acquired. In connection with the business combination, we recognized a one-time, non-cash gain on the disposition of our previously held equity interest in Manpower Switzerland of $80.4 million, which is included within interest and other expenses (income), net on the Consolidated Statements of Operations. Of the $80.4 million, $32.5 million represented the reclassification of foreign currency translation adjustments related to the previously held equity interest, from accumulated other comprehensive income.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding Manpower Switzerland and Experis AG, net of cash acquired, was $39.5 million for the nine months ended September 30, 2019. The balance includes consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $13.0 million had been recognized as a liability at the acquisition date. For the nine months ended September 30, 2018, the total cash consideration for acquisitions, net of cash acquired, was $50.9 million, the majority of which took place in the Netherlands. This balance includes initial acquisition payments of $8.2 million and contingent consideration payments of $42.7 million, of which $18.6 million had been recognized as a liability at the acquisition date.

On July 10, 2019, our joint venture in Greater China, ManpowerGroup Greater China Limited, became listed on the Main Board of the Stock Exchange of Hong Kong Limited through an initial public offering. Prior to the initial public offering, we owned a 51% controlling interest in the joint venture and consolidated the financial position and results of its operations into our Consolidated Financial Statements as part of our APME segment. As a result of the offering, in which ManpowerGroup Greater China Limited issued new shares representing 25% of the equity of the company, our ownership interest was diluted to 38.25%, and then further diluted to 36.87% as the underwriters exercised their overallotment option in full on August 7, 2019. As a result, we deconsolidated the joint venture as of the listing date and account for our remaining interest under the equity method of accounting and record our share of equity income or loss in interest and other expenses (income), net in the Consolidated Statement of Operations. In connection with the deconsolidation of the joint venture, we recognized a one-time non-cash gain of $30.4 million, which was included in selling and administrative expenses in the Consolidated Statement of Operations for the three and nine months ended September 30, 2019. Included in the $30.4 million was the reclassification of foreign currency translation adjustment losses of $6.2 million related to the joint venture from accumulated other comprehensive income.

Cash provided by net debt borrowings was $6.3 million in the nine months ended September 30, 2019 compared to $170.0 million in the nine months ended September 30, 2018.

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

As of September 30, 2019, we had letters of credit totaling $0.5 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.5 million were available to us under the facility as of September 30, 2019.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses (income), net, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.76 to 1 and a fixed charge coverage ratio of 5.16 to 1 as of September 30, 2019. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2019, such uncommitted credit lines totaled $313.0 million, of which $257.1 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

In 2018, the Board of Directors made the following dividend declarations: On May 4, 2018, the Board of Directors declared a semi-annual cash dividend of $1.01 per share which was paid on June 15, 2018 to shareholders of record on June 1, 2018. On November 9, 2018, the Board of Directors declared a semi-annual cash dividend of $1.01 per share which was paid on December 14, 2018 to shareholders of record on December 3, 2018.

To date in 2019, the Board of Directors has made the following dividend declaration: On May 10, 2019, the Board of Directors declared a semi-annual cash dividend of $1.09 per share which was paid on June 14, 2019 to shareholders of record on June 3, 2019.

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization is in addition to the August 2018 and July 2016 Board authorizations to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first nine months of 2019, we repurchased a total of 1.8 million shares at a cost of $152.0 million under the 2018 authorization. During the first nine months of 2018, we repurchased a total of 3.1 million shares comprised of 2.8 million shares under the 2016 authorization and 0.3 million shares under the 2018 authorization, at a total cost of $299.2 million. As of September 30, 2019, there were 6.0 million and 1.3 million shares remaining authorized for repurchase under the 2019 authorization and 2018 authorization, respectively, and no shares remaining authorized for repurchase under the 2016 authorization.

We had aggregate commitments of $2,058.6 million as of September 30, 2019 related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,236.4 million as of December 31, 2018.

We also have entered into guarantee contracts and stand-by letters of credit totaling approximately $205.7 million and $190.3 million as of September 30, 2019 and December 31, 2018, respectively ($154.1 million and $139.0 million for guarantees, respectively, and $51.6 million and $51.3 million for stand-by letters of credit, respectively). Guarantees primarily relate to bank accounts, operating leases and indebtedness. The letters of credit relate to workers’ compensation, operating leases and indebtedness. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.3 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively.

We recorded net restructuring costs of $42.5 million and $39.3 million during the nine months ended September 30, 2019 and 2018, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the nine months ended September 30, 2019, the costs paid, utilized or transferred out of our restructuring reserve was $42.5 million ($4.6 million of this amount was transferred to current operating lease liabilities). We expect a majority of the remaining $15.5 million reserve will be paid, utilized or transferred out by the end of 2019.

Application of Critical Accounting Policies

In accordance with the accounting guidance for goodwill, we perform an annual impairment test of goodwill at our reporting unit level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

Estimated cash flows and goodwill are grouped at the reporting unit level, which the company has determined to be the operating segments for which discrete financial information is available and for which segment management regularly reviews the reporting results.

We evaluate the recoverability of goodwill by utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our annual goodwill impairment test during the third quarter of 2019 included: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

We believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and is consistent with our view of how market participants would value the company’s reporting units in an orderly transaction.

In the event the fair value of a reporting unit is less than the carrying value, including goodwill, we would record an impairment charge based on the excess of a reporting units’ carrying amount over its fair value.

We performed our annual impairment test of our goodwill during the third quarter of 2019 and determined that there was no impairment of our goodwill.

The table below provides a sample of our reporting units estimated fair values and carrying values, which were determined as part of our annual goodwill impairment test performed in the third quarter ended September 30, 2019. The reporting units included below represent approximately 80% of our consolidated goodwill balance as of September 30, 2019.

(in millions)	France	United States	United Kingdom	Right Management	Germany	Canada	Netherlands
Estimated fair values	$2,723.2	$1,386.4	$407.6	$308.9	$265.8	$184.2	$158.7
Carrying values	1,302.9	801.5	337.2	126.6	262.8	92.0	129.1

The fair value of each reporting unit was at least 20 percent in excess of the respective reporting unit’s carrying value with the exception of the Germany reporting unit. During the second quarter of 2019, we determined that it was more likely than not that the fair value of the Germany reporting unit was below its carrying amount and performed an interim goodwill impairment test. As a result of the interim test, we wrote the fair value of the Germany reporting unit down to its carrying value and recognized a non-cash impairment charge loss of $60.2 million during the second quarter of 2019. Key assumptions included in the Germany discounted cash flow valuation performed during the third quarter of 2019 included a discount rate of 10.8% and a terminal value revenue growth rate of 2.0%. Should the operations of the business incur significant declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, some or all of the recorded goodwill, which was $64.8 million as of September 30, 2019, could be subject to impairment.

In addition, during the second quarter of 2019, we recorded an impairment charge of $3.8 million related to our New Zealand operations as a result of not meeting profitability expectations.

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

Item 4 – Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management of the company, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding timely disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2018, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. In August 2019, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the third quarter of 2019 under the 2018 authorization. As of September 30, 2019, there were 6.0 million and 1.3 million shares remaining authorized for repurchase under the 2019 authorization and 2018 authorization, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 - 31, 2019	—	$—	—	1,939,059
August 1 - 31, 2019	135,113	$81.41	135,113	7,803,946
September 1 - 30, 2019	474,534	$84.29	474,534	7,329,412
Total	609,647	$83.65	609,647	7,329,412

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

(c)	audit services with respect to certain procedures and certifications where required; and
(d)	other services consisting of market research to benchmark certain aspects of our business.

Item 6 – Exhibits

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: November 1, 2019

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)