Form 10-K
period 2019-12-31
ManpowerGroup Inc.
filed 2020-02-21
CIK 871763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10686

MANPOWERGROUP INC.

(Exact name of registrant as specified in its charter)

wisconsin	39-1672779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 manpower place, milwaukee, wisconsin	53212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 961-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock, $.01 par value	MAN	New York Stock Exchange

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $5,779,906,730 as of June 30, 2019. As of February 19, 2020, there were 58,778,496 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020.

ManpowerGroup Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2019

PART I

The terms “we,” “our,” “us,” "ManpowerGroup," or “the Company” refer to ManpowerGroup Inc. and its consolidated subsidiaries.

Item 1.	Business

Introduction and History

ManpowerGroup Inc. is a world leader in innovative workforce solutions and services. Through our global network of over 2,500 offices in 75 countries and territories, we put millions of people to work each year with our global, multinational and local clients across all major industry segments. Our strong and connected brands provide innovative solutions that drive organizations forward, accelerate individual success and help build more sustainable communities. We power the future of work.

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

•

Experis – We are a global leader in professional resourcing and project-based solutions. With operations in over 50 countries and territories, we delivered 72 million hours of professional talent in 2019 specializing in Information Technology (IT), Engineering, and Finance.

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

Effective January 2020, we launched a new brand within ManpowerGroup, Talent Solutions. Talent Solutions combines three of our current global offerings to leverage our expertise in RPO, TAPFIN - MSP and Right Management. Our goal is to deliver new solutions and create added value that addresses our clients’ complex global workforce needs.

Talent Solutions will leverage our core capabilities to help organizations effectively source, manage and develop talent at scale, designed to address client demand for expert offerings, integrated and data driven workforce solutions as well as seamless delivery across multiple countries. We expect to add new global offerings as part of Talent Solutions over time together with workforce insights and data and technology platforms.

Our leadership position enables us to be a pathway to quality employment opportunities for people at all points in their career paths. Whether it is seasoned professionals, skilled laborers, temporary to permanent, parents returning to work, seniors wanting to supplement pensions, previously unemployed or underemployed youth and disabled individuals, ManpowerGroup has been connecting people to meaningful work for over 70 years. Similarly, governments in the nations in which we operate look to us to help provide employment opportunities and training to assist the unemployed in gaining the skills they need to enter the workforce. We provide a bridge to experience and employment and help to build more sustainable communities.

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

Our Internet address is www.manpowergroup.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our Internet website:

•	our amended and restated articles of incorporation and amended and restated bylaws;
•	our ManpowerGroup code of business conduct and ethics;
•	our corporate governance guidelines;
•	our anti-corruption policy;
•	the charters of the Audit, Executive Compensation and Human Resources and Nominating and Governance Committees of the Board of Directors;
•	our guidelines for selecting board candidates;
•	our categorical standards for relationships deemed not to impair independence of non-employee directors;
•	our independent auditors' services policy;
•	our executive officer stock ownership guidelines;
•	our outside director stock ownership guidelines; and
•	our regular update on corporate social responsibility.

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

The nature of our operations is such that our most significant current asset is accounts receivable, with an average days sales outstanding of between 55 and 60 days based on the markets where we do business. Our most significant current liabilities are payroll related costs, which are generally paid either weekly or monthly. As the demand for our services increases, we generally see an increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows. Conversely, as the demand for our services declines, we generally see a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period.

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

During the last several years, secular trends toward greater workforce flexibility have helped drive demand for our innovative workforce solutions and services around the world. As companies attempt to increase the variability of their cost base, the workforce solutions we provide help them to effectively address the fluctuating demand for their products or services. As the global economy continues to grow and adapt with new technology, we are helping clients manage their workforce transformation and ensure they have the right skills now and in the future. Whether it is through workforce assessments, targeted training or by creating longer-term development paths, we help organizations and candidates adapt their skills to changing workforce needs.

Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative and industrial positions. These services are provided under our Manpower and Experis brands. We have provided services under our core Manpower brand for over 70 years with a primary focus on the areas of office and industrial services and solutions. We provide services under our Experis brand, particularly in the areas of IT, Engineering, and Finance, that include high-impact solutions, and help accelerate organizations’ growth by attracting, assessing and placing specialized expertise to deliver in-demand talent for important positions. Our experience and expertise allow us to accurately assess candidates’ workplace potential and technical skills to match them to the needs of our clients. We plan to continue to build our brand and attract the talent our clients need as skills shortages arise or continue.

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

Our career management services have historically been counter-cyclical to our staffing services, which helps to offset the impact of an economic downturn on our overall financial results.

Americas

We provide services as Manpower, Experis and ManpowerGroup Solutions through both branch and franchise offices. The Americas segment had 562 branch and 172 franchise offices. In the United States, where we realized 60% of the Americas’ revenue, we had 376 branch and 164 franchise offices as of December 31, 2019, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Other Americas, the largest operations of which include Mexico and Argentina, we had 186 branch offices and 8 franchise offices. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise.

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

Our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection, and training. During 2019 in this segment, approximately 37% of temporary and contract recruitment revenues were derived from placing industrial staff, 23% from placing office staff, and 40% from placing professional and technical staff. For our United States operations in 2019, approximately 47% of the temporary and contract recruitment revenues were derived from placing industrial staff, 13% from placing office staff, and 40% from placing professional and technical staff.

Our ManpowerGroup Solutions operations provide a variety of outcome-based solutions including RPO, MSP and TBO. We also conduct business in the Americas under our Right Management brand as discussed below.

Southern Europe

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe. The Southern Europe segment had 1,126 branch offices and 49 franchise offices as of December 31, 2019. Our largest operations in this segment are in France (60% of the segment revenue) and Italy (16% of the segment revenue).

During 2019 for our Southern Europe operations, approximately 73% of temporary and contract recruitment revenues were derived from placing industrial staff, 14% from placing office staff, and 13% from placing professional and technical staff.

We conduct our operations in France as a leading workforce solutions and service provider through 523 branch offices as Manpower, Experis, ManpowerGroup Solutions and Proservia, and 149 branch offices under the name Supplay. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominantly focused on recruitment for industrial positions. In 2019, we derived approximately 83% of our temporary recruitment revenues in France from the supply of industrial and construction workers, 15% from the supply of office staff, and 2% from the supply of professional and technical staff.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2019, ManpowerGroup Italy conducted operations through a network of 229 branch offices. It provides a comprehensive suite of workforce solutions and services offered through Manpower, Experis or ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2019, approximately 67% of our temporary and contract recruitment revenues in Italy were derived from placing industrial staff, 5% from placing office staff, including contact center staff, and 28% from placing professional and technical staff.

We also conduct business in Southern Europe under our Right Management brand as discussed below.

Northern Europe

Our largest operations in Northern Europe are in the United Kingdom, Germany, the Nordics and the Netherlands, providing a comprehensive suite of workforce solutions and services through Manpower, Experis, and ManpowerGroup Solutions. Collectively, we operate through 399 branch offices in this region.

During 2019 for our Northern Europe operations, approximately 39% of temporary and contract recruitment revenues were derived from placing industrial staff, 22% from placing office staff, and 39% from placing professional and technical staff.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2019, we conducted operations in the United Kingdom as Manpower, Experis and ManpowerGroup Solutions through a network of 34 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2019, approximately 23% of our United Kingdom operation’s temporary recruitment revenues were derived from the supply of industrial staff, 18% from the supply of office staff, and 59% from the supply of professional and technical staff. In the United Kingdom, we also conduct operations as Brook Street Bureau PLC, or Brook Street, through a total of 35 branch offices. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

We also conduct business in Northern Europe under our Right Management brand as discussed below.

APME

We operate through 137 branch offices in the Asia Pacific Middle East (APME) region. The largest of these operations are located in Japan, Australia, India and Korea, all of which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and ManpowerGroup Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2019, approximately 10% of our APME temporary and contract recruitment revenues were derived from placing industrial staff, 59% from placing office staff, and 31% from placing professional and technical staff.

On July 10, 2019, our joint venture in Greater China, ManpowerGroup Greater China Limited, became listed on the Main Board of the Stock Exchange of Hong Kong Limited through an initial public offering. As a result, we deconsolidated the joint venture as of the listing date and account for our remaining interest under the equity method of accounting. (See Note 4 to the Consolidated Financial Statements found in Item 8. “Financial Statements and Supplementary Data” for further information.)

We also conduct business in APME under our Right Management brand as discussed below.

Right Management

Right Management is a global expert in talent and career management workforce solutions. We design and deliver solutions to align talent strategy with business strategy. Our expertise spans Talent Assessment, Leader Development, Organizational Effectiveness, Employee Engagement, and Workforce Transition and Outplacement. With 57 offices in 49 countries and territories, we partner with companies of all sizes to help grow and engage their talent, increase productivity and optimize business performance.

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

Our client mix consists of both small- and medium-size businesses, and large national and multinational client relationships, which comprised approximately 60% of our revenues in 2019. Client relationships with small- and medium-size businesses are based on a local or regional relationship, and tend to rely less on longer-term contracts, and the competitors for this business are primarily locally-owned businesses. The large national and multinational clients, on the other hand, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed.

Legal Regulations

The employment services industry is closely regulated in all of the major markets in which we operate, except the United States and Canada. Employment services firms are generally subject to one or more of the following types of government regulation:

•	regulation of the employer/employee relationship between the firm and its temporary and contract employees;
•	registration, licensing, record keeping and reporting requirements;
•	substantive limitations on the operations or the use of temporary and contract employees by clients; and
•	regulation that requires new or additional benefits and pay parity for our associates.

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

In December 2018, the French government published their final budget for 2019, which replaced the CICE program with new subsidies in January 2019. This transition led to a profit-sharing cost that reduced the gross profit margin benefit of the subsidies. These subsidies are subject to income tax. In October 2019, incremental subsidies were implemented as expected. We offset the net negative impact in 2019 with ongoing initiatives.

In Germany, the Confederation of German Trade Unions (representing eight German trade unions and over six million people) and the Employer’s Association of the Temporary Staffing Industry (representing two major temporary worker employers’ associations) entered into a Collective Labor Agreement (“CLA”), which was implemented in multiple phases between 2014 and 2017. The first phases of the CLA required higher wages to temporary employees and higher cost for vacation, sick pay, and temporary staff time accounts. The following phase went into effect in June 2016 with a 2.3% to 3.6% wage increase. A new CLA in 2017 required three additional wage increases through 2019, with wage increases of 2.5% to 4.8% in 2017, 2018, 2019. Proposed wage increases for 2020 range from 1.9% to 2.3% for both the east and west, with a second increase in the east of 2.2%. In 2021, the wage increases are between 3.0% and 7.1%, when the wage differences between the east and west will be eliminated. The proposed wage increase in 2022 is 4.1%.

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

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries and territories. We believe that many of these marks and trade names, including ManpowerGroup ®, ManpowerGroup ® Solutions, Manpower ®, Experis ®, Right Management ®, Brook Street ®, and Proservia ® have significant value and are materially important to our business. In addition, we maintain other intangible property rights. The trademarks have been assigned an indefinite life based on our expectation of renewing the trademarks, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future.

Employees

We had approximately 28,000 full-time equivalent employees as of December 31, 2019. In addition, we recruit millions of permanent, temporary and contract workers on a worldwide basis each year on behalf of our clients.

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

•	Volatile, negative, or uncertain economic conditions;
•	any economic recovery may be short-lived and uneven, and may not result in increased demand for our services;
•	inability to timely respond to the needs of our clients;
•	competition in the worldwide employment services industry limiting our ability to maintain or increase market share or profitability;
•	inability to effectively implement our business strategy or achieve our objectives;
•	cyberattack or improper disclosure or loss of sensitive or confidential company, employee, associate or client data, including personal data;
•	disruption, increased costs, and reputational risk from outsourcing various aspects of our business;
•	foreign currency fluctuations;
•	a loss or reduction in revenues from one or more large clients;
•	inability to meet our working capital needs;
•	challenges meeting contractual obligations if we or third parties fail to deliver on performance commitments;
•	failure to keep pace with technological change and marketplace demand in the development and implementation of our services and solutions;
•	failure to implement strategic technology investments;
•	loss of key personnel;
•	competition in labor markets limiting our ability to attract, train and retain the personnel necessary to meet our clients’ staffing needs;
•	political unrest, natural disasters, health crises, infrastructure disruptions, and other risks beyond our control;
•	failure to comply with the legal regulations in places we do business or the regulatory prohibition or restriction of employment services or the imposition of additional licensing or tax requirements;
•	failure to comply with anti-corruption and bribery laws;
•	legal claims, including employment-related claims, from clients or third parties;
•	liability resulting from competition law;
•	our ability to preserve our reputation in the marketplace;

•	changes in client attitudes toward the use of our services;
•	inability to maintain effective internal controls;
•	costs or disruptions resulting from acquisitions we complete;
•	reduction in our global footprint via sales, franchising, joint ventures or other exit activities
•	limited ability to protect our thought leadership and other intellectual property;
•	material adverse effects on our operating flexibility resulting from our debt levels;
•	failure to comply with restrictive covenants under our revolving credit facilities and other debt instruments;
•	inability to obtain credit on terms acceptable to us or at all;
•	the performance of our subsidiaries and their ability to distribute cash to our parent company, ManpowerGroup, may vary;
•	inability to secure guarantees or letters of credit on acceptable terms;
•	changes in tax legislation;
•	fluctuation of our stock price;
•	provisions under Wisconsin law and our articles of incorporation and bylaws could make the takeover of our Company more difficult;
•	the risk factors disclosed below; and
•	other factors that may be disclosed from time to time in our SEC filings or otherwise.

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

Our results of operations could be materially adversely affected by volatile, negative, or uncertain economic conditions.

Our business is sensitive to changes in global macroeconomic conditions, which at various times have included considerable uncertainty and volatility. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, and we are at continued risk that a downturn or a decline in economic activity globally, or in key markets, could have an adverse impact on our business. In the past, we have experienced periods during which economic conditions have been unstable and difficult to predict globally, and during which many of our operating regions experienced volatile growth patterns or declines. For example, in the latter part of 2019, the economic environment was one of slowing growth globally, including in many of our European countries. Such conditions can adversely affect client demand for our services and solutions and result in declines or declining growth rates in our business. Additionally, because country and regional economies are often interdependent, there is a risk that negative economic conditions in one market could give rise to a more widespread, or global, decline. Economic uncertainty or decline often causes our clients to reduce or defer their spending on new projects that require our solutions, or to decrease their demand for our various staffing services. If any of these trends or situations arises or intensifies, it could have a material adverse effect on our business and results of operations.

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

Economic conditions in the countries and territories where we do business may be affected by recent or emerging events, such as the rise of populism, political volatility and changes in ruling parties or governmental leadership, trade disputes, protectionism or changes in global trade policies, the global refugee crisis, changes in immigration policy, changes in employment policy, rising interest rates, the impact of terrorist activity, or by other political or economic developments. We are particularly susceptible to changes in demand patterns and economic conditions in Europe, which represents two of our operating segments and 66% of our revenue. In 2019, the environment has been one of revenue declines in most of our European markets, with slowing economic growth and continued tight labor markets, and there is a risk that some or many of the European economies may be hampered by events which emerged in recent years, including labor unrest, civil protest, heightened trade tensions, and the uncertainty around the transition and terms under which United Kingdom will exit the European Union. Any of these events or trends could have a material adverse effect on our business and operating results.

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

There is a risk we may not be able to respond with sufficient speed and agility to the needs of our diverse clients, which span all industries and whose needs may change rapidly as their businesses and industries evolve. The size and breadth of our organization, comprising approximately 28,000 employees based out of over 2,500 offices in 75 countries and territories, may make it difficult for us to effectively manage our resources to drive service improvements and to provide coordinated solutions to our clients who require our services in multiple locations. For example, client demands for uniform service across borders may be difficult to satisfy because of variation in local laws and customs. We see a trend in more multi-country and enterprise-level relationships, and we may have difficulty in profitably managing and delivering projects involving multiple countries. Also, our size and organizational structure may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If we are not effective at anticipating or meeting the widely ranging needs of our current and prospective clients, or our competitors are more agile or effective at doing so, our business and financial results could be materially adversely affected.

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

Our business strategy focuses on growing revenues while improving our operating profits. An important element of our strategy is our effort to diversify our revenues beyond our core staffing and employment services. This includes expanding our sales in higher margin professional resourcing, such as our Experis brand in IT recruitment. There is a risk that our growth strategy in Experis may be impeded due to the scarcity of talent in the IT field, which is particularly in demand, and which may restrict our ability to fulfill customer requirements. Similarly, another aspect of our strategy to expand beyond our core staffing and employment services is through the sale of innovative workforce solutions designed to achieve higher operating margins. Our higher-margin Right Management career management services have historically performed well in periods of downturn, and it is part of our business strategy that this counter-cyclical effect would help cushion our results in the event of a future period of decline. However, in the event of a downturn, there can be no assurances that the margin contribution from Right Management would increase, or that it would significantly offset other declines we might experience in the business. Additionally, our workforce solutions are often unique, non-repeatable and tailored to a client’s needs, and present costs, risks and complexity that may be difficult to calculate. These solutions may be unprofitable if we are not able to accurately anticipate these costs and risks in our pricing for these solutions. For example, we may fail to structure and price our solutions in a manner that properly compensates us to create an adequate delivery model, to adequately manage new solutions, or to obtain adequate insurance coverage in amount or scope to cover potential risks arising from such solutions.

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

Our success depends on our ability to keep pace with rapid technological changes in the development and implementation of our services and solutions. For example, rapid changes in the use of artificial intelligence and robotics are having a significant impact on some of the industries we serve and could have significant and unforeseen consequences for the workforce services industry and for our business. There is a risk that these, or other developments, could result in significant rapid disruption to our business model, and that we will be unprepared to compete effectively.

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

We could incur liabilities, or our reputation could be damaged from a cyberattack or improper disclosure or loss of sensitive or confidential company, employee, associate, candidate or client data, including personal data.

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment information, about our employees, clients, associates and candidates, a portion of which is confidential and/or personally identifiable and sensitive. We expect our use of data to increase, including through the use of analytics. In engaging in these data-related activities, we rely on our own technology and systems, and those of third-party vendors we use for a variety of processes, including cloud-based technology and systems, mobile technologies and social media. Unauthorized disclosure, modification or loss of confidential, personally identifiable, or sensitive data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees, vendors or third parties, including a cyberattack by hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy social engineering attacks, viruses, ransomware, worms or other malicious software programs, or obtain credentials to our systems through other unrelated cyberattacks.

An incident involving disclosure, system failure, data modification, loss or security breach could harm our reputation and subject us to significant monetary damages or losses, litigation, negative publicity, regulatory enforcement actions, fines, criminal prosecution, as well as liability under our contracts and laws that protect personally identifiable and confidential data, resulting in increased costs or loss of revenues. Cybersecurity threats continue to increase in frequency and sophistication, thereby increasing the difficulty of detecting and defending against them. In the past, we have experienced data security breaches resulting from unauthorized access to our systems and other fraudulent activities, such as social engineering, which to date have not had a material impact on our operations or financial results. We regularly engage an independent external security firm to assess our defenses to a potential cyberattack, and these assessments may uncover new or additional vulnerabilities and weaknesses that could lead to a compromise of our systems and/or a loss of personally identifiable information. In a recent evaluation, additional vulnerabilities were identified that could contribute to the loss of personally identifiable information. The assessment firm was able to penetrate defensive protections adopted by us, as well as protections that we obtain from third party providers. We are prioritizing the resolution of security gaps that could lead to a loss of personally identifiable information or to other damage. Despite our efforts to identify and address such vulnerabilities, there are no assurances that our efforts will be successful.

There is a risk that our and our third-party vendors’ preventative security controls and practices will be inadequate to prevent unauthorized access to, disclosure of, or loss of personally identifiable and confidential data, or fraudulent activity. Any such unauthorized access or fraudulent activity could have a material adverse effect on our business and financial results.

The potential risk of security breaches, fraud and cyberattacks may increase as we continue to introduce services and offerings, whether mobile, cloud, or otherwise. Any additional services and offerings inevitably increase the opportunity for a cyberattack against us. Further, data privacy and security are subject to frequently changing laws and regulations, which include the European Union General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act (the “CCPA”), as well as additional legislation in place, or expected to become effective, in various US states and other countries. These laws and regulations are increasing in number, complexity, burden and potential financial penalties, and are often inconsistent among the various jurisdictions and countries in which we provide services. For example, the GDPR and CCPA impose significant new compliance obligations that add costs and operational burdens to our business with respect to our collection, use, storage and retention of personal data. Compliance with these obligations could reduce operational efficiency, and failure to satisfy these requirements may lead to significant regulatory enforcement actions and/or large private litigation in the event of a security breach or other violation. Under the GDPR, the maximum fine can be up to 4% of a company’s global revenue, and there is no maximum penalty under the CCPA.

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

We have outsourced aspects of our business, which could result in disruption, increased costs, and reputational risk.

We have increasingly outsourced important processes of our business to third party vendors, which exposes us to other risks, including increased costs, potential disruptions to our business operations, and reputational risk. For example, we rely on third parties to host, manage and secure certain aspects of our data center information and technology infrastructure, to develop and maintain new technology for attracting, onboarding, managing, and analyzing our workforce, and to provide important back office support. We have increasingly centralized our vendor profile so that we are reliant on a small number of vendors for highly critical corporate and technology functions. While we believe these third-party vendors provide greater efficiency and expertise, our dependence on a small number of vendors, increases the risk that our business will be adversely affected if our vendors are unable to provide these services consistent with our needs. Similarly, our business continuity and our margins could be adversely affected if we needed to replace one of our critical vendors for performance or economic reasons.

Our operations also depend significantly upon these vendors’ and our ability to protect our data and to ensure the availability of our servers, software applications and websites. Despite our and our third-party vendors’ implementation of security measures, our systems remain susceptible to system failures, computer viruses, natural disasters, unauthorized access, cyberattacks and other similar incidents, any of which could result in disruptions to our operations. A successful breach of the security of our technology systems could result in the theft of confidential, personally identifiable, or other sensitive data, including data about our employees and/or associates, or our human resources operations, any of which could damage our reputation in the market. If we are not able to realize the savings associated with outsourcing services or if there is a disruption or security breach of our outsourced services that results in a loss or damage to our data, or in an inappropriate disclosure of confidential, personally identifiable, or sensitive data, our business and financial results could be materially adversely affected.

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

During 2019, approximately 88% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, $1,073.4 million of our outstanding indebtedness as of December 31, 2019 was denominated in foreign currencies, including $1,002.9 million related to our Euro-denominated notes (€900.0 million). Increases or decreases in the value of the United States dollar against other major currencies, or the imposition of limitations on conversion of foreign currencies into United States dollars, could affect our revenues, operating profit and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Euro, could have a material adverse effect on our reported results and shareholders’ equity, however, such fluctuations generally do not affect our cash flow or result in actual economic gains or losses unless we repatriate funds. Furthermore, the volatility of currencies may make year-over-year comparability of our financial results difficult.

We seek to mitigate our exposure to foreign currency fluctuations by utilizing net investment hedges and, from time to time, foreign currency forward exchange contracts and cross-currency swaps. A portion of our Euro-denominated notes has been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2019, to mitigate our Euro currency translation exposure. The effectiveness of this hedge in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain or uneven demand for our services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none at all, of the material adverse financial effects of unfavorable fluctuations in foreign exchange rates over the time the hedge is in place or effective.

A loss or reduction in revenues from large client accounts could have a material adverse effect on our business.

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our presence in each market, and large national and multinational client relationships. These large national and multinational clients, which comprised approximately 60% of our revenues in 2019, will frequently enter into non-exclusive arrangements with several firms, and the client is generally able to terminate their contract with us on short notice without penalty. The deterioration of the financial condition or business prospects of one or more large national and/or multinational clients, or a change in their strategy around the use of our services, could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from them. A loss or reduction in revenues from our large national and multinational clients could have a material adverse effect on our business.

Our liquidity could be adversely impacted by economic conditions affecting our clients.

Our working capital is primarily in the form of trade receivables which generally increase as sales increase. One of the ways in which we measure our working capital is in terms of working capital as a percent of revenue with a focus on Days Sales Outstanding (“DSO”). During periods of decline or uncertainty, our clients may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. In addition, some clients have begun to impose more challenging billing terms, which increases the length of time before we receive payment for services. If our clients become unable to pay amounts owed to us, or pay us more slowly, then our DSO will increase, and our cash flow, liquidity, and profitability may suffer.

Our performance on contracts may be materially adversely affected if we or third parties fail to deliver on commitments.

Our contracts are increasingly complex and, in most instances, require that we partner with other parties to provide the workforce solutions required by our clients. Our clients have become more sophisticated in their contractual negotiation process and more detailed in defining their operational requirements. Our ability to deliver these solutions and provide the services required by our clients is dependent on our and our partners’ ability to meet our clients’ delivery requirements and schedules. If we or our partners fail to deliver services on time and in accordance with contractual performance obligations, then our ability to successfully complete our contracts may be affected, which may have a material and adverse impact on our client relations, revenues and profitability. Additionally, we may incur liability for the actions or omissions of our partners or vendors and we may face challenges or be unable to enforce these obligations against those partners.

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

Our business depends on our ability to attract and retain qualified associates who possess the skills and experience necessary to meet the requirements of our clients. In many markets, we have been experiencing an unusually tight labor market, with historically low levels of unemployment, and there is a risk that we may be unable to meet our clients’ requirements in identifying an adequate number of associates. We must continually evaluate and upgrade our base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies. This is especially acute for individuals with IT and other technology skills, as competition for such individuals with proven professional skills is intense, and we expect demand for such individuals to remain very strong for the foreseeable future. Qualified personnel may not be available to us in sufficient numbers and on terms of employment acceptable to us. Additionally, our clients may look to us for assistance in identifying and integrating into their organization’s workers from diverse backgrounds, and who may represent different generations, geographical regions, and skillsets. These needs may change due to business requirements, or in response to geopolitical and societal trends. There is a risk that we may not be able to identify workers with the required attributes, or that our training programs may not succeed in developing effective or adequate skills. If we fail to recruit, train and retain qualified associates who meet the needs of our clients, our reputation, business and financial results could be materially adversely affected.

Our global operations subject us to certain risks beyond our control.

With operations in 75 countries and territories around the world, we are subject to numerous risks outside of our control, including risks arising from political unrest and other political events, regional and international hostilities and international responses to these hostilities, strikes and other worker unrest, natural disasters, acts of war, terrorism, international conflict, severe weather conditions, pandemics and other global health emergencies, disruptions of infrastructure and utilities, cyberattacks, and other events beyond our control. Although it is not possible to predict such events or their consequences, these events could materially adversely affect our reputation, business and financial results.

Government regulations may result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements that may reduce our future earnings.

In many jurisdictions in which we operate, such as France, Italy and Germany, the employment services industry is heavily regulated. For example, governmental regulations in Germany restrict the length of contracts and the industries in which our associates may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of our associates. Additionally, in some countries, trade unions have used the political process to target our industry in an effort to increase the regulatory burden and expense associated with offering or utilizing contingent workforce solutions. Moreover, many countries, including the Netherlands and Japan, have established regulations that require equal-pay for equal-work for temporary workers and fixed term employees. These new regulations could have a significant impact to our revenues, costs, and operating margins as we and customers adjust to these new regulations. Furthermore, many countries are also expanding enforcement of immigration laws, and there is a risk that we will incur greater expense in connection with immigration law compliance.

The countries and territories in which we operate may, among other things:

•	create additional regulations that prohibit or restrict the types of employment services that we currently provide;
•	require new or additional benefits be paid to our associates;
•	require pay parity for our associates;
•	require us to obtain additional licensing to provide employment services; or
•	increase taxes, such as sales or value-added taxes.

Any future regulations may have a material adverse effect on our business and financial results because they may make it more difficult or expensive for us to continue to provide employment services, particularly if we cannot pass along increases in costs to our clients.

Failure to comply with antibribery and corruption laws could materially adversely affect our business.

We are additionally subject to numerous legal and regulatory requirements that prohibit bribery and corrupt acts. These include the Foreign Corrupt Practices Act and the UK Bribery Act 2010, as well as similar legislation in many of the countries and territories in which we operate. Our employees (but not our temporary associates) are required to participate in a global anticorruption compliance training program designed to ensure compliance with these laws and regulations. However, there are no assurances this program will be effective. In many countries where we operate, practices in the local business community may not conform to international business standards and could violate anticorruption law or regulations. Furthermore, we remain subject to the risk that one of our employees (or one of our associates on a temporary or contract-based assignment) could engage in business practices that are prohibited by our policies and these laws and regulations. Any such violations could materially adversely affect our business.

We may be exposed to legal claims, including employment-related claims that could materially adversely affect our business, financial condition and results of operations.

We are subject to a wide variety of potential litigation and other legal claims that arise in the ordinary course of our business. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages, fines, penalties or injunctive relief against us.

For example, through our direct interaction with our clients’ businesses and facilities, including functions and systems that are sensitive or critical to their core businesses, we may be exposed to operational, regulatory, reputational and other risks specific to their business, including data security risks. These risks may be reduced through contractual provisions that limit damages or mitigate our responsibility for losses caused by our assigned workers; but these types of contractual protections are not always possible because we may perceive an important economic opportunity, because of the contracting practices of our industry competitors or because our personnel did not adequately follow our contracting guidelines. In addition, as we expand our services and solutions into new areas, we may be exposed to additional and evolving risks specific to these new areas.

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

We may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team and costly and could have a negative impact on our business regardless of the merits of the claim. For example, in the past, we have devoted considerable time and expense to resolve several California-based “wage and hour” claims that asserted deficiencies in our payroll practices, and we are frequently sued by plaintiffs in various other employment-related matters, including those seeking class action status in the US. It is likely we will continue to experience similar claims in the future.

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

We are subject to antitrust and competition law in the United States, the European Union, and many other regions in which we operate. Some of our business models may carry a heightened risk of regulatory inquiry under relevant competition laws. Although we have put in place safeguards designed to maintain compliance with applicable competition laws, there can be no assurance these protections will be adequate, and there is a risk that we will be subject to regulatory investigation by relevant authorities. For example, in 2009, we were fined by the French Competition Council following a 2004 investigation. As previously reported, in 2013, the French Competition Authority commenced another investigation covering ManpowerGroup and a number of our competitors in France, which was subsequently closed by the French Competition Authority in 2019.

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

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. In addition, future acquisitions could materially adversely affect our business, financial condition, results of operations and liquidity. Possible impairment losses on goodwill and intangible assets with an indefinite life or restructuring charges could also occur.

From time to time, we may reduce our global footprint via sales, franchising, joint ventures or other exit activities, and we may face risks related to such transactions.

From time to time we review the effectiveness of our global operations, including our global geographic footprint, and we may elect to exit certain countries or operations after analyzing their performance or their position in our overall global strategy. We have engaged in such dispositions in the past, and we expect that we will continue to dispose of portions of our business that are not meeting our performance or strategic objectives. Among other alternatives, this could take the form of a closure of a business, the contribution of the business to a joint venture, or an exit by means of a sale to, or a franchise arrangement with, a third party. There are risks and costs associated with any exit activities, which could include difficulties in the separation of operations, services or personnel, the diversion of management attention, and the disruption of our business. Any such transactions may require regulatory or governmental approvals, which could impede the transaction. Divestitures may also involve continued financial involvement in, or liability with respect to, the divested businesses. As a result of divestiture transactions, we could incur severance charges for personnel and payments for lease and other commitments, charges from the impairment or write-off of assets, and other financial loss due to the transaction. Furthermore, there is the risk that we might lose customers, in particular multinational clients with operations in the exited countries or operations. Additionally, if we choose to enter into a franchise arrangement for a third party to operate our business in the exited region using our trademarks and other licensed assets, we face potential counterparty and reputational risks arising from the franchisee’s operation of the business.

For example, in 2019, we sold a portion of our Greater China business, ManpowerGroup Greater China Limited, to public shareholders through an initial public offering (IPO) on the Hong Kong Stock Exchange. We contributed this business to a joint venture entity in 2015, which we continued to control until the IPO transaction. As a result of the IPO, our ownership in the entity was reduced to a minority position, and our effective control over the governance and the operations of the business was eliminated. As a result, we deconsolidated the operations from our financial results. The listed entity continues to operate the Manpower branded business in the Greater China territory pursuant to a license to use our trademark and other intellectual property. There is a risk that any disputes, claims, controversies, regulatory investigations, litigation, or any activities of the joint venture entity could have an adverse reputational impact on us, as the marketplace, including clients, candidates and the media, may ascribe such issues to us, believing that we control the operations of the business within the Greater China region.

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

As of December 31, 2019, we had $1,073.4 million of total debt. Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

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

If our liquidity needs increase, we would expect to use our revolving credit facility, which is provided by a syndicate of banks. Each bank in the syndicate is responsible on a several, but not joint, basis for providing a portion of the loans under the facility. If any of the participants in the syndicate fails to satisfy its obligations to extend credit under the facility, the other participants refuse or are unable to assume its obligations and we are unable to find an alternative source of funding at comparable rates, our liquidity may be materially adversely affected, or our interest expense may increase substantially.

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

In addition, tax accounting involves complex matters and requires our judgment to determine our worldwide provision for income and other taxes and tax assets and liabilities. These complex matters include transfer pricing and reporting related to intercompany transactions. We are routinely subject to tax examinations by the United States Internal Revenue Service and other tax authorities. Tax authorities have disagreed, and may disagree in the future, with our judgments. Many taxing authorities are taking increasingly aggressive positions opposing the judgments we make, including with respect to our intercompany transactions. We regularly assess the likely outcomes of our audits and tax proceedings to determine the appropriateness of our tax liabilities. However, our judgments might not be sustained as a result of these audits and tax proceedings, and the amounts ultimately paid could be materially different from the amounts previously recorded.

In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. The changes recommended by the OECD have been or are being adopted by many of the countries in which we do business. In addition, the European Commission has expanded upon the OECD guidelines with anti-tax avoidance directives to be applied by its member states. Among other things, the directives require companies to provide increased country-by-country disclosure of their financial information to tax authorities, which in turn could lead to disagreements by jurisdictions over the proper allocation of profits between them. These possible change in tax laws, treaties or regulations, or their interpretation or enforcement, could have an adverse impact on our current or future tax positions.

The price of our common stock may fluctuate significantly, which may result in losses for investors.

The market price for our common stock may be subject to significant volatility. For example, during 2019, the price of our common stock as reported on the New York Stock Exchange ranged from a high of $97.36 to a low of $63.72. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

Item 3.	Legal Proceedings

We are involved in litigation of a routine nature and various legal matters, which are being defended and handled in the ordinary course of business.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF MANPOWERGROUP

(as of February 19, 2020)

Name of Officer	Office

Jonas Prising Age 55

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

John T. McGinnis Age 53

Executive Vice President, Chief Financial Officer of ManpowerGroup since February 2016. Global Controller of Morgan Stanley from January 2014 to February 2016. Chief Financial Officer, HSBC North America from July 2012 to January 2014. Chief Financial Officer, HSBC Bank USA from July 2010 to January 2014. An employee of ManpowerGroup since February 2016.

Mara E. Swan Age 60

Executive Vice President - Global Strategy and Talent since January 2009. Senior Vice President of Global Human Resources from August 2005 to December 2008. An employee of ManpowerGroup since August 2005. A director of GOJO Industries since November 2012. A director of Brightview Inc. since April 2019.

Richard D. Buchband Age 56

Senior Vice President, General Counsel and Secretary of ManpowerGroup since January 2013. Prior to joining ManpowerGroup, a partner and Associate General Counsel for Accenture plc from 2006 to 2011. An employee of ManpowerGroup since January 2013.

OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and Affiliates, in 2019:

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

Shareholders of Record

As of February 19, 2020, the Company's common stock was held by approximately 2,800 record holders.

Dividend Policy

While we currently expect that future semi-annual dividends will continue to be paid, our dividend policy is subject to review and change at the discretion of our Board of Directors and may depend upon, among other factors, earnings, financial condition, and other requirements.

Issuer Purchases of Equity Securities

In August 2018, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. In August 2019, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total amount of shares repurchased during the fourth quarter of 2019. As of December 31, 2019, there were 6.0 million and 0.8 million shares remaining authorized for repurchase under the 2019 authorization and 2018 authorization, respectively.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs
October 1 - 31, 2019	299,741	$83.40	299,741	7,029,671
November 1 - 30, 2019	214,723	93.04	214,723	6,814,948
December 1 - 31, 2019	64,452	93.03	64,452	6,750,496
Total	578,916	$88.05	578,916	6,750,496

Performance Graph

Set forth below is a graph for the periods ending December 31, 2014-2019 comparing the cumulative total shareholder return on our common stock with the cumulative total return of companies in the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s Supercomposite Human Resources and Employment Services Index. We are included in the Standard & Poor’s Supercomposite Human Resources and Employment Services Index and we estimate that we constituted approximately 23% of the total market capitalization of the companies included in the index. The graph assumes a $100 investment on December 31, 2014 in our common stock, the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s Supercomposite Human Resources and Employment Services Index and assumes the reinvestment of all dividends.

December 31	2014	2015	2016	2017	2018	2019
ManpowerGroup	$100	$124	$130	$185	$95	$142
S&P 400 Midcap Stock Index	100	96	114	131	114	142
S&P Supercomposite Human Resources and Employment Services Index	100	107	115	145	120	145

Item 6.	Selected Financial Data

The selected five-year financial data presented below should be read in conjunction with the information contained in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the Company’s Consolidated Financial Statements and the Notes thereto contained in Item 8. "Financial Statements and Supplementary Data."

	As of and for the Year Ended December 31
(in millions, except per share data)	2019	2018	2017	2016	2015
Operations Data
Revenues from services	$20,863.5	$21,991.2	$21,034.3	$19,654.1	$19,329.9
Gross profit	3,375.1	3,579.0	3,484.6	3,333.8	3,295.8
Operating profit	644.9	796.7	789.2	745.5	693.1
Net earnings	465.7	556.7	545.4	443.7	419.2
Per Share Data
Net earnings — basic	$7.78	$8.62	$8.13	$6.33	$5.46
Net earnings — diluted	7.72	8.56	8.04	6.27	5.40
Dividends	2.18	2.02	1.86	1.72	1.60
Balance Sheet Data
Total assets	$9,223.8	$8,519.8	$8,883.6	$7,574.2	$7,517.5
Long-term debt	1,012.4	1,025.3	478.1	785.6	810.9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are included on page 37.

Results of Operations - For Years of Operation Ending December 31, 2019 and 2018

The financial discussion that follows focuses on 2019 results compared to 2018. For a discussion of 2018 results compared to 2017, see the company’s Annual Report on Form 10-K for the year ended December 31, 2018.

During 2019, the United States dollar was stronger, on average, relative to the currencies in the majority of our markets than in 2018, and subsequently was having an unfavorable impact on our reported results. This strengthening was particularly pronounced against the Euro and British Pound. Our reported revenues from services decreased 5.1% in 2019 compared to 2018 and our reported operating profit decreased 19.1%. Given the relative weakness of other currencies against the United States dollar in 2019 compared to the 2018, these results generally may understate the performance of our underlying business. The changes in the foreign currency exchange rates had a 4.2% unfavorable impact on revenues from services, a 3.5% unfavorable impact on operating profit, and an approximately $0.28 per share unfavorable impact on net earnings per share - diluted. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

In 2019, the environment has been one of revenue declines in most of our European markets, with slowing economic growth globally and continued tight labor markets in many countries that has overshadowed modest constant currency growth elsewhere. Over the course of the year, we experienced the following changes to our consolidated revenues: first quarter constant currency revenue decrease of 2.2%, 0.1% decrease in constant currency in the second quarter, 0.3% constant currency increase in the third quarter, with a deterioration in the fourth quarter to a 1.8% constant currency decrease. We remain highly focused on our business in Europe, where Southern and Northern Europe segments combined reflect 66% of our total consolidated revenues. In 2019, several key markets within Southern and Northern Europe experienced revenue declines, partially offset by constant currency revenue increases in certain markets within the Americas and APME. We experienced a revenue decline in organic constant currency in Southern Europe due to the revenue declines in France and Italy, partially offset by organic constant currency revenue growth in certain markets within Other Southern Europe. The revenue decrease in Northern Europe was primarily due to the decreases in Germany, the Netherlands, and Sweden due mostly to reduced demand from the manufacturing sector in those markets and uncertainties related to global trade conflicts. In the Americas, revenues increased 3.6% in constant currency due to increased demand for our staffing/interim services in certain markets within Other Americas and an increase in our ManpowerGroup Solutions business. These increases were partially offset by a slight decrease in the United States primarily driven by a decline in demand for our staffing/interim due to the challenging manufacturing environment.

Our gross profit margin in 2019 decreased compared to 2018 primarily due to the decreased margins in our higher-margin ManpowerGroup Solutions business, particularly within our Talent Based Outsourcing business, partially offset by a favorable impact from changes in currency exchange rates.

Our operating profit decreased 19.1% in 2019 (-15.6% in constant currency and -14.4% in organic constant currency) while our operating profit margin decreased 50 basis points compared to 2018. Included in 2019 and 2018 were $39.8 million and $39.3 million, respectively, of restructuring costs. The 2019 restructuring costs were primarily related to our delivery channel and other front-office centralization and back-office optimization activities, as well as adjusting our cost-base for the slower market environment in many of our European operations. The 2018 restructuring costs were primarily related to the integration of certain acquisitions and front-office, back-office and delivery-model optimization. We recorded $64.0 million of goodwill impairment charges related to our investments in Germany and New Zealand ($60.2 million and $3.8 million, respectively) and additional charges of $1.6 million related to our New Zealand operations in 2019. ManpowerGroup Greater China Limited, which operates in the Greater China region of China, Taiwan, Hong Kong, and Macau, completed its initial public offering (“IPO”) on the Hong Kong Stock Market on July 10, 2019, resulting in deconsolidation of the entity. As a result of this transaction, we recognized a non-cash accounting gain of $30.4 million (see further information in Note 4 of our Consolidated Financial Statements). ManpowerGroup Greater China Limited’s results through July 10, 2019, were included in our 2019 consolidated results. Excluding the restructuring costs in both 2019 and 2018, the goodwill impairment and other related charges and the IPO noncash accounting gain, our operating profit was down 8.5% in organic constant currency with operating profit margin down 30 basis points compared to 2018. We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational and cost structures, while investing appropriately to support the growth in the business and enhance our productivity and technology and digital capabilities.

Although 2019 was a challenging year, we have made good progress advancing the key initiatives that we believe will position us well for future revenue growth. We anticipate the overall strength of labor markets will continue, though not evenly distributed across regions and industries, amidst high levels of talent shortage and changing client skill needs due to the increased pace of technological and transformational changes. Despite headwinds from geopolitical forces, including the adverse impact of global trade conflict on growth and employment in the manufacturing sector, we believe we are well-positioned to help our clients address these challenges with our market-leading global footprint and our portfolio of solutions and services. In early 2020, there has been potential progress on trade agreements, but even if trade issues are resolved, we anticipate that instability resulting from trade policies may continue to impact our business for a period of time, particularly within the manufacturing sector. If consumer confidence remains at high levels, supported by low unemployment levels in many of our key countries, we expect our outlook will be stable over the coming several quarters.

Consolidated Results - 2019 compared to 2018

The following table presents selected consolidated financial data for 2019 as compared to 2018.

(in millions, except per share data)	2019	2018	Reported Variance	Variance in Constant Currency	Variance in Organic Constant Currency
Revenues from services	$20,863.5	$21,991.2	(5.1)%	(0.9)%	(1.0)%
Cost of services	17,488.4	18,412.2	(5.0)	(0.8)
Gross profit	3,375.1	3,579.0	(5.7)	(1.8)	(1.3)
Gross profit margin	16.2%	16.3%
Selling and administrative expenses, excluding goodwill impairment charge	2,666.2	2,782.3
Goodwill impairment charge	64.0	—
Selling and administrative expenses	2,730.2	2,782.3	(1.9)	2.2	2.4
Selling and administrative expenses as a % of revenues	13.1%	12.7%
Operating profit	644.9	796.7	(19.1)	(15.6)	(14.4)
Operating profit margin	3.1%	3.6%
Net interest expense	38.4	41.0
Other (income) expenses, net	(79.0)	1.0
Earnings before income taxes	685.5	754.7	(9.2)	(5.7)
Provision for income taxes	219.8	198.0	11.1
Effective income tax rate	32.1%	26.2%
Net earnings	$465.7	$556.7	(16.4)	(13.3)
Net earnings per share - diluted	$7.72	$8.56	(9.8)	(6.5)
Weighted average shares - diluted	60.3	65.1	(7.3)%

The year-over-year decrease in revenues from services of 5.1% (-0.9% in constant currency and -1.0% in organic constant currency) was attributed to:

•

decreased demand for services in several of our markets within Northern Europe, where revenues decreased 12.6% (-7.6% in constant currency and -6.8% in organic constant currency), primarily due to reduced demand for our Manpower staffing services due to low levels of manufacturing activity and uncertainties related to global trade conflicts, and the disposition of our language translation business in the Netherlands at the end of December 2018. We experienced revenue declines in Germany, the Netherlands, Belgium, the United Kingdom, and the Nordics of 25.2%, 24.7%, 10.2%, 4.4%, and 10.1% (-21.1%, -20.5%, -5.3%, -0.1%, and -2.6%, respectively, in constant currency; -16.7% and -1.4% in organic constant currency in the Netherlands and the Nordics, respectively);

•

a revenue decrease in Southern Europe of 2.2% (increase of 2.8% in constant currency; -0.8% in organic constant currency). This included a revenue decrease in France of 6.3% (-1.2% in constant currency) primarily due to the unfavorable impact of changes in currency exchange rates and a slight decrease in our Manpower staffing revenues, partially offset by increased demand in our ManpowerGroup Solutions business and the additional revenues as a result of the acquisition of the remaining controlling interest in Manpower Switzerland in April 2019. The Southern Europe decrease also included a decrease in Italy of 9.8% (-4.9% in constant currency) due to decreased demand for our Manpower staffing services, partially offset by a 4.3% increase (10.2% in constant currency) in the permanent recruitment business;

•

a revenue decrease in the United States of 0.6% primarily driven by a decline in demand for our staffing/interim services, partially offset by additional revenues as a result of franchise acquisitions in August and October 2019;

•

a revenue decrease in APME of 9.1% (-7.2% in constant currency; increase of 3.7% in organic constant currency) due to the deconsolidation of ManpowerGroup Greater China Limited in July 2019 (the “Deconsolidation”), the disposition of a low-margin business in Greater China at the end of December 2018, and the impact of changes in currency exchange rates, partially offset by an increase in our Manpower staffing revenues;

•

decreased demand for services at Right Management, where revenues decreased 1.6% (increase of 0.9% in constant currency), as our outplacement services were flat (increase of 2.6% in constant currency), and we experienced a 7.3% decrease (-5.1% in constant currency) in our talent management business; and

•	a 4.2% decrease due to the impact of changes in currency exchange rates.

The year-over-year 10 basis point decrease in gross profit margin was primarily attributed to:

•	a 20 basis point unfavorable impact from the declining margins in our higher-margin ManpowerGroup Solutions business, particularly within our Talent Based Outsourcing business; partially offset by

•	a 10 basis point favorable impact from changes in currency exchange rates.

The 1.9% decrease in selling and administrative expenses in 2019 (increase of 2.2% in constant currency and 2.4% in organic constant currency) was primarily attributed to:

•	the $30.4 million gain related to the Deconsolidation;

•

a 7.0% decrease (-3.8% constant currency and -4.2% in organic constant currency) in office-related costs primarily due to a decrease in the number of offices as a result of our delivery channel and other front-office centralization and back-office optimization activities, as well as adjusting our cost-base for the slower market environment in many of our European operations, and the favorable impact of changes in currency exchange rates;

•

a 3.6% decrease (increase of 0.3% in constant currency and 0.5% organic constant currency) in personnel costs primarily due to the favorable impact of changes in currency exchange rates, partially offset by an increase in headcount to support the increase in revenues in certain markets within the Americas, Southern Europe, and APME; and

•

the reduction in recurring selling and administrative costs of $44.5 million as a result of the Deconsolidation in July 2019 and dispositions in December 2018 in Northern Europe and APME; partially offset by

•	goodwill impairment and related charges of $65.6 million related to our Germany reporting unit and New Zealand operations in 2019;

•

the additional recurring selling and administrative costs of $39.0 million incurred as a result of the acquisition of Manpower Switzerland in Southern Europe and franchise acquisitions in the United States in August and October 2019; and

•

restructuring costs of $39.8 million incurred in 2019, comprised of $5.1 million in the Americas, $5.4 million in Southern Europe, $18.7 million in Northern Europe, $4.4 million in APME, $4.7 million in Right Management, and $1.5 million in corporate expenses, compared to $39.3 million incurred in 2018, comprised of $0.3 million in the Americas, $5.4 million in Southern Europe, $33.3 million in Northern Europe and $0.3 million in Right Management.

Selling and administrative expenses as a percent of revenues increased 40 basis points in 2019 compared to 2018. The change in selling and administrative expenses as a percent of revenues consisted of:

•	a 30 basis point unfavorable impact from the goodwill impairment and other related charges;
•

a 10 basis point unfavorable impact as expenses increased slightly, excluding the goodwill impairment and other related charges, restructuring costs and the Deconsolidation gain, while our revenues declined on an organic constant currency basis; and

•	a 10 basis point unfavorable impact from changes in currency exchange rates; partially offset by
•	a 10 basis point favorable impact from the Deconsolidation gain.

Interest and other (income) expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other (income) expenses, net was income of $40.6 million in 2019 compared to expenses of $42.0 million in 2018. Net interest expense decreased $2.6 million in 2019 to $38.4 million from $41.0 million in 2018 due to the lower interest rate on our €500.0 million notes offered and sold in June 2018 compared to the interest rate on the €350.0 million notes due June 22, 2018 that were repaid in June 2018. Miscellaneous income increased to $85.7 million in 2019 from $0.4 million in 2018 primarily due to the gain of $80.4 million related to our acquisition of the remaining controlling interest in our Swiss franchise and an increase in income from the equity investment in ManpowerGroup Greater China Limited subsequent to the Deconsolidation, partially offset by the decrease in the income from the equity investment in Switzerland prior to the acquisition.

We recorded income tax expense at an effective rate of 32.1% in 2019, as compared to an effective rate of 26.2% in 2018. The 2019 rate was unfavorably impacted by the transition of the French CICE subsidy, which was non-taxable, to new French subsidies in January 2019 that are taxable, and the recognition of a valuation allowance in Germany. These items were partially offset by a one-time tax benefit related to the refinancing of an intercompany lending arrangement. The 32.1% effective tax rate for 2019 was higher than the United States Federal statutory rate of 21% due primarily to the French business tax, our overall mix of earnings, and the recognition of a valuation allowance in Germany. In 2020, we expect our effective tax rate to increase to approximately 34% due primarily to the exclusion of the one-time tax benefit related to the refinancing of an intercompany lending arrangement.

Net earnings per share - diluted was $7.72 in 2019 compared to $8.56 in 2018. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.28 in 2019. The gain from the acquisition of Manpower Switzerland recorded in 2019 positively impacted net earnings per share - diluted by approximately $1.32 per share. Goodwill impairment and related tax and other charges recorded in 2019 negatively impacted net earnings per share - diluted by approximately $1.26. The gain from the Deconsolidation recorded in 2019 positively impacted net earnings per share - diluted by approximately $0.50 per share. In 2019 and 2018, restructuring costs negatively impacted net earnings per share - diluted by approximately $0.52 and $0.46 per share, net of tax. The gain from the sale of the Netherlands' language translation business favorably impacted net earnings per share - diluted by approximately $0.06 per share, net of tax, for 2018.

Weighted average shares - diluted decreased 7.3% to 60.3 million in 2019 from 65.1 million in 2018. This decrease was due to the impact of share repurchases completed in 2019 and the full weighting of the repurchases completed in 2018, partially offset by shares issued as a result of exercises and vesting of share-based awards in 2019.

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

Effective January 2020, our segment reporting was realigned due to our Right Management business being combined with each of our respective country business units. Accordingly, our former reportable segment, Right Management, is now reported within each of our respective reportable segments. We will report on the new realigned segments beginning in the first quarter of 2020. All previously reported results will be restated to conform to the new presentation.

Americas

In the Americas, revenues from services increased 0.6% (3.6% in constant currency and 3.1% in organic constant currency) in 2019 compared to 2018. In the United States, revenues from services decreased 0.6% (-1.4% on an organic basis) in 2019 compared to 2018, primarily driven by a decline in demand for our staffing/interim services in a challenging manufacturing environment, partially offset by a 5.2% increase in our permanent recruitment business, an increase in our ManpowerGroup Solutions business, primarily within our MSP offering, and the additional revenues as a result of franchise acquisitions in August and October 2019. In Other Americas, revenues from services increased 2.3% (10.0% in constant currency) in 2019 compared to 2018. We experienced revenue growth in Mexico, Canada, and Peru of 2.2%, 13.7%, and 17.3%, respectively (2.4%, 16.3%, and 19.0%, respectively, in constant currency). These increases were partially offset by decreases in Argentina, Colombia and Brazil of 28.8%, 2.3% and 5.6%, respectively (increases of 26.0%, 8.5% and 2.5%, respectively, in constant currency). The constant currency increase in Argentina was primarily due to inflation. There has been a steady devaluation of the Argentine peso relative to the United States dollar in the last few years. As of July 1, 2018, the Argentina economy was designated as highly-inflationary and was treated as such for accounting purposes starting in the third quarter of 2018.

Gross profit margin was flat for 2019 compared to 2018. We experienced an increase in our United States staffing/interim margin due to pricing discipline and lower payroll tax and insurance costs. Gross profit margin also increased due to the increase of 4.8% (6.2% in constant currency and 5.9% in organic constant currency) in the permanent recruitment business in 2019 compared to 2018. The gross profit margin increases in 2019 compared to 2018 were offset by the decreases in the staffing/interim gross profit margins within certain markets within Other Americas.

In 2019, selling and administrative expenses increased 3.8% (6.3% in constant currency; 5.8% in organic constant currency), due primarily to an increase in salary-related expenses, as a result of higher headcount related to growth initiatives, and an increase in restructuring costs to $5.1 million in 2019 from $0.3 million in 2018.

OUP margin in the Americas was 4.5% and 4.9% for 2019 and 2018, respectively. In the United States, OUP margin was 4.5% and 5.2% in 2019 and 2018, respectively. The margin decrease in the United States was primarily due to increased costs as a result of headcount increases for growth initiatives, partially offset by an improvement in the gross profit margin. Other Americas OUP margin decreased to 4.4% in 2019 from 4.5% in 2018 due primarily due to an increase in restructuring costs and increased costs as a result of headcount increases for growth initiatives.

Southern Europe

In 2019, revenues from services in Southern Europe, which includes operations in France and Italy, decreased 2.2% (increase of 2.8% in constant currency; -0.8% in organic constant currency) compared to 2018. In 2019, revenues from services decreased 6.3% (-1.2% in constant currency) in France (which represents 60% of Southern Europe’s revenues) and decreased 9.8% (-4.9% in constant currency) in Italy (which represents 16% of Southern Europe’s revenues). The decrease in France is primarily due to the unfavorable impact of changes in currency exchange rates and decreased demand for our Manpower staffing services, partially offset by an increase in our ManpowerGroup Solutions business. The decrease in Italy was due to decreased demand for our Manpower staffing services as a result of a challenging economic environment and the unfavorable impact of changes in currency exchange rates, partially offset by the favorable impact of approximately one additional billing day and a 4.3% increase (10.2% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services increased 17.5% (21.9% in constant currency and 4.1% in organic constant currency) in 2019 compared to 2018, primarily due to the additional revenue from our acquisition of the remaining interest in Manpower Switzerland, increased demand for our Manpower staffing services, the increase in our ManpowerGroup Solutions business and the increase in our permanent recruitment business of 7.9% (12.6% in constant currency and 4.5% in organic constant currency), partially offset by the unfavorable impact of changes in currency exchange rates.

Gross profit margin increased in 2019 compared to 2018, partially due to the favorable direct cost adjustments and various initiatives undertaken to address the unfavorable impact from transition of the CICE program to a new subsidy program and the improvement of the staffing/interim gross profit margin in Italy. The increase was partially offset by the unfavorable impact of the transition of the CICE program to a new subsidy program. The Southern Europe gross profit margin also increased due to growth in our higher-margin ManpowerGroup Solutions business and a 2.3% increase (7.6% in constant currency and 4.6% in organic constant currency) in the permanent recruitment business in 2019 compared to 2018.

In 2019, selling and administrative expenses increased 0.4% (5.5% in constant currency and 1.4% in organic constant currency) compared to 2018, primarily due to the additional recurring costs from our acquisition of the remaining interest in Manpower Switzerland and an increase in salary-related expenses, as a result of higher headcount, partially offset by the favorable impact of changes in currency exchange rates.

OUP margin in Southern Europe was 5.0% in both 2019 and 2018. In France, the OUP margin increased to 5.2% in 2019 from 5.0% in 2018, primarily due to improvement in the gross profit margin, partially offset by an increase in salary-related expenses. In Italy, the OUP margin increased to 6.8% in 2019 from 6.7% in 2018, primarily due to the improvement in the gross profit margin, partially offset by expense deleveraging, as we were unable to decrease selling and administrative expenses at the same rate as our revenue decline. In Other Southern Europe, OUP margin decreased to 3.1% in 2019 comparted to 3.5% in 2018, due to a decline in the gross profit margin and increase in salary-related expenses, partially offset by a decrease in restructuring costs.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (comprising 33%, 17%, 21%, 12% and 9%, respectively, of Northern Europe’s revenues), revenues from services decreased 12.6% (-7.6% in constant currency and -6.8% in organic constant currency) in 2019 as compared to 2018. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 4.4%, 25.2%, 10.1%, 24.7% and 10.2%, respectively (-0.1%, -21.1%, -2.6%, -20.5% and -5.3%, respectively, in constant currency; -1.4% and -16.7% in organic constant currency in the Nordics and the Netherlands, respectively). The Northern Europe revenue decrease is primarily due to reduced demand for our Manpower staffing services, primarily because of the decrease in Germany resulting from lower production activity in the manufacturing sector in that market, decreases in our staffing/interim services in the Netherlands due to a reduction in manufacturing-related demand and the exit from certain client contracts as a result of pricing decisions, decreased demand in Sweden related to lower activity from our manufacturing clients, and uncertainties related to global trade conflicts. This decrease was also due to a decrease in our ManpowerGroup Solutions business from the disposition of our language translation business in the Netherlands at the end of December 2018 and the 10.8% decrease (-5.6% in constant currency) in the permanent recruitment business. These decreases were partially offset by an increased demand for our staffing/interim services in Norway.

Gross profit margin decreased in 2019 compared to 2018 due to the decline in our staffing/interim margin, primarily as a result of business mix changes, lower associate utilization and higher vacation and sickness rates in Germany, and the decrease in our permanent recruitment business.

Selling and administrative expenses decreased 12.9% (-7.7% in constant currency and -6.6% in organic constant currency) in 2019 compared to 2018, due to the decrease in salary-related expenses as a result of a reduction in headcount and a decrease in office-related expenses driven by a decrease in the number of offices, a decrease in consulting costs related to certain technology projects, front-office centralization and back-office optimization activities incurred in the latter part of 2018 and a decrease in restructuring costs to $19.8 million in 2019 from $33.3 million in 2018. These decreases were partially offset by the $8.4 million gain from the sale of a non-core language translation business in the Netherlands in 2018. The 2019 restructuring costs related to delivery model and other front-office centralization activities as well as back-office optimization activities primarily in Germany, the Netherlands, Sweden, and Belgium. The 2018 restructuring costs related to delivery model and other front-office centralization activities as well as back-office optimization activities primarily in the United Kingdom, Germany, the Netherlands, Norway and Belgium.

OUP margin for Northern Europe decreased to 1.4% in 2019 from 2.3% in 2018 primarily due to the decrease in the gross profit margin and expense deleveraging, as we were unable to decrease expenses at the same rate as our revenue decline, partially offset by the decrease in restructuring costs.

APME

Revenues from services decreased 9.1% (-7.2% in constant currency and an increase of 3.7% in organic constant currency) in 2019 compared to 2018. In Japan (which represents 37% of APME’s revenues), revenues from services increased 6.9% (5.5% in constant currency) due to the increased demand for our staffing/interim services, an increase in our ManpowerGroup Solutions business, and a 9.5% increase (8.3% in constant currency) in our permanent recruitment business, partially offset by the unfavorable impact of five fewer billing days in 2019 compared to 2018. In Australia (which represents 16% of APME’s revenues), revenue from services decreased 25.0% (-19.1% in constant currency) as we chose to exit certain low-margin Manpower business to improve profitability, and due to the 6.8% decrease (increase of 0.3% in constant currency) in our permanent recruitment business. The revenue decrease in the remaining markets in APME is due to the Deconsolidation and disposition of a low-margin business in Greater China at the end of December 2018, partially offset by increased demand for Manpower staffing services, mostly in India, Korea and Thailand.

Gross profit margin decreased in 2019 compared to 2018 due to the decrease in our permanent recruitment business of 18.6% (-14.7% in constant currency; increase of 0.4% in organic constant currency), partially offset by the increase in our staffing/interim margin, due primarily to the improvement in Japan, and the disposition of a low-margin business in Greater China in December 2018.

Selling and administrative expenses decreased 15.3% (-12.7% in constant currency and -2.1% in organic constant currency) in 2019 compared to 2018. The decrease is primarily due to the gain from the Deconsolidation, the reduction of recurring selling and administrative costs as a result of the Deconsolidation and disposition of a low-margin business in Greater China in December 2018, and the favorable impact of changes in currency exchange rates. These decreases were partially offset by an increase in costs to support the increase in revenues in certain markets.

OUP margin for APME increased to 4.7% in 2019 compared to 4.0% in 2018 due to the gain from the Deconsolidation, partially offset by the decline in the gross profit margin and an increase in restructuring costs.

Right Management

In 2019, revenues from services for Right Management decreased 1.6% (increase of 0.9% in constant currency). The decrease is primarily due to the 7.3% decrease (-5.1% in constant currency) in our talent management services due mostly to softening demand in our European and Asian markets and the unfavorable impact of changes in currency exchange rates. Our outplacement business was flat (increase of 2.6% in constant currency) in 2019 compared to 2018 as the unfavorable impact of changes in currency exchange rates was offset by increased demand in our European and Asian markets.

Gross profit margin decreased in 2019 compared to 2018 due to the decrease in both our outplacement business gross profit margin, partially offset by the change in business mix as the higher-margin outplacement business represented a higher percentage of the revenue mix and an increase in our talent management business gross profit margin.

In 2019, selling and administrative expenses decreased 0.9% (increase of 1.5% in constant currency) compared to 2018 primarily due to a decrease in the number of offices, partially offset by an increase in restructuring costs to $4.7 million in 2019 from $0.3 million in 2018.

OUP margin for Right Management decreased to 15.3% in 2019 compared to 16.4% in 2018 due to the decline in the gross profit margin and the increase in restructuring costs.

Financial Measures

Constant Currency And Organic Constant Currency Reconciliation

Certain constant currency and organic constant currency percent variances are discussed throughout this report. A reconciliation of these Non-GAAP percent variances to the percent variances calculated based on our annual GAAP financial results is provided below. (See Constant Currency and Organic Constant Currency on page 29 for information.)

Amounts represent 2019 Percentages represent 2019 compared to 2018	Reported Amount (in millions)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions and Dispositions (in Constant Currency)	Organic Constant Currency Variance
Revenues from Services
Americas:
United States	$2,507.0	(0.6)%	—%	(0.6)%	0.8%	(1.4)%
Other Americas	1,675.3	2.3	(7.7)	10.0	—	10.0
	4,182.3	0.6	(3.0)	3.6	0.5	3.1
Southern Europe:
France	5,459.7	(6.3)	(5.1)	(1.2)	—	(1.2)
Italy	1,506.5	(9.8)	(4.9)	(4.9)	—	(4.9)
Other Southern Europe	2,200.2	17.5	(4.4)	21.9	17.8	4.1
	9,166.4	(2.2)	(5.0)	2.8	3.6	(0.8)
Northern Europe	4,691.3	(12.6)	(5.0)	(7.6)	(0.8)	(6.8)
APME	2,627.2	(9.1)	(1.9)	(7.2)	(10.9)	3.7
Right Management	196.3	(1.6)	(2.5)	0.9	—	0.9
ManpowerGroup	$20,863.5	(5.1)%	(4.2)%	(0.9)%	0.1%	(1.0)%
Gross Profit - ManpowerGroup	$3,375.1	(5.7)%	(3.9)%	(1.8)%	(0.5)%	(1.3)%
Operating Unit Profit
Americas:
United States	$113.2	(13.4)%	—%	(13.4)%	0.4%	(13.8)%
Other Americas	73.1	(0.1)	(5.0)	4.9	—	4.9
	186.3	(8.6)	(1.8)	(6.8)	0.2	(7.0)
Southern Europe:
France	284.3	(2.1)	(5.1)	3.0	—	3.0
Italy	102.6	(7.7)	(5.0)	(2.7)	—	(2.7)
Other Southern Europe	67.7	2.4	(2.9)	5.3	15.3	(10.0)
	454.6	(2.8)	(4.8)	2.0	2.1	(0.1)
Northern Europe	67.1	(45.3)	(2.9)	(42.4)	(3.0)	(39.4)
APME	122.6	6.8	(0.6)	7.4	(18.7)	26.1
Right Management	30.0	(8.6)	(1.7)	(6.9)	—	(6.9)
Operating Profit - ManpowerGroup	$644.9	(19.1)%	(3.5)%	(15.6)%	(1.2)%	(14.4)%

Cash Sources and Uses

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of December 31, 2019, we had $894.1 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund corporate activities. With the enactment of the Tax Act in December 2017, we have no longer recorded United States federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding and other taxes on unremitted earnings that are not considered permanently invested. As of December 31, 2019, deferred taxes related to non-United States withholding and other taxes were provided on $1,867.0 million of unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2019 and 2018, we have recorded a deferred tax liability of $8.8 million and $15.3 million, respectively, related to these non-United States earnings that may be remitted. We have an additional $371.5 million of unremitted earnings of non-United States subsidiaries for which we have not currently provided deferred taxes.

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

Cash provided by operating activities was $814.4 million, $483.1 million and $400.9 million for 2019, 2018 and 2017, respectively. Changes in operating assets and liabilities generated $313.2 million of cash in 2019 compared to $198.3 million and $78.9 million utilized in 2018 and 2017, respectively. The change in 2019 from 2018 is primarily attributable to the timing of collections and payments, a decrease in CICE receivables resulting from the transition from the CICE program to a new subsidy program in January 2019, and the contingent consideration of $24.1 million paid in 2018 in excess of the original liability recorded at acquisition date for the acquisitions in the Netherlands. The increase was partially offset by lower net proceeds from the sale of our CICE payroll tax credits. The change in 2018 from 2017 was primarily attributable to the timing of collections and payments and the contingent consideration of $24.1 million paid in 2018 in excess of the contingent consideration liabilities initially recognized on the acquisition date.

The CICE payroll tax credits are creditable against our current French income tax payable, with any remaining amount being paid after three years. In April 2019, we sold a portion of our CICE earned in 2018 for net proceeds of $103.5 million (€92.0 million) with the remaining amount to be used against future tax payments. In April 2018 and March 2017, we sold substantially all of our CICE earned in 2017 and 2016, respectively, for net proceeds of $234.5 million (€190.9 million) and $143.5 million (€133.0 million), respectively. We derecognized these receivables upon the sale as the terms of the agreement are such that the transaction qualifies for sale treatment according to the accounting guidance on the transfer and servicing of assets. The discount on the sale of these receivables was recorded as a reduction of the payroll tax credits earned in the respective years in cost of services.

Accounts receivable decreased to $5,273.1 million as of December 31, 2019 from $5,276.1 million as of December 31, 2018. This decrease is due to changes in currency exchange rates. Days Sales Outstanding ("DSO") decreased by approximately one day from December 31, 2018.

Capital expenditures were $52.9 million, $64.7 million and $54.7 million during 2019, 2018 and 2017, respectively. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs of $2.0 million in 2019, $5.6 million in 2018 and $1.7 million in 2017. The higher expenditures in 2018 compared to 2019 was primarily due to additional technology investment and the timing of capital expenditures.

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

The aggregate of the consideration paid and the fair value of previously held equity interest totaled $415.1 million, or $97.6 million net of cash acquired. In connection with the business combination, we recognized a one-time, non-cash gain on the disposition of our previously held equity interest in Manpower Switzerland of $80.4 million, which is included within interest and other (income) expenses, net on the Consolidated Statements of Operations. Of the $80.4 million, $32.5 million represented foreign currency translation adjustments related to the previously held equity interest from accumulated other comprehensive income. As of December 31, 2019, the carrying value of intangible assets and goodwill resulting from the Manpower Switzerland acquisition was $44.5 million and $34.2 million, respectively.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding Manpower Switzerland and Experis AG, net of cash acquired, for the years ended December 31, 2019, 2018 and 2017 was $47.7 million, $51.8 million and $45.7 million, respectively. The 2019 balance includes consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $13.0 million had been recognized as a liability at the acquisition date. The 2018 balance includes initial acquisition payments of $9.1 million and contingent consideration payments of $42.7 million, of which $18.6 million had been recognized as a liability at the acquisition date. The 2017 balance includes initial acquisition payments of $32.7 million and contingent consideration related to previous acquisitions of $13.0 million, of which $10.3 million was related to our 2015 acquisition of 7S Group GmbH ("7S") in Germany. As of December 31, 2019, goodwill and intangible assets resulting from the 2019 acquisitions, excluding Manpower Switzerland, were $14.2 million and $9.0 million, respectively. As of December 31, 2018, goodwill and intangible assets resulting from the 2018 acquisitions were $6.1 million and $0.7 million, respectively.

On July 10, 2019, our joint venture in Greater China, ManpowerGroup Greater China Limited, became listed on the Main Board of the Stock Exchange of Hong Kong Limited through an initial public offering. Prior to the initial public offering, we owned a 51% controlling interest in the joint venture and consolidated the financial position and results of its operations into our Consolidated Financial Statements as part of our APME segment. As a result of the offering, in which ManpowerGroup Greater China Limited issued new shares representing 25% of the equity of the company, our ownership interest was diluted to 38.25%, and then further diluted to 36.87% as the underwriters exercised their overallotment option in full on August 7, 2019. As a result, we deconsolidated the joint venture as of the listing date and account for our remaining interest under the equity method of accounting and record our share of equity income or loss in interest and other expenses (income), net in the Consolidated Statement of Operations. In connection with the deconsolidation of the joint venture, we recognized a one-time non-cash gain of $30.4 million, which was included in selling and administrative expenses in the Consolidated Statement of Operations in the year ended December 31, 2019. Included in the $30.4 million was foreign currency translation adjustment losses of $6.2 million related to the joint venture from accumulated other comprehensive income.

Occasionally, we dispose of parts of our operations to optimize our global strategic and geographic footprint and synergies. In December 2018, we sold one of our business units in the Netherlands for net cash proceeds of $13.2 million and divested a majority interest in a consolidated entity in China with an immaterial cash impact.

Cash provided by net debt borrowings was $19.5 million, $178.2 million and $5.2 million in 2019, 2018 and 2017, respectively. In June 2018, we offered and sold €500.0 million aggregate principal amount of the Company’s 1.750% notes due June 22, 2026, with the net proceeds of €495.7 million predominantly used to repay our €350.0 million notes due June 22, 2018. (See the "Euro Notes" section below for further information.)

The Board of Directors authorized the repurchase of 6.0 million shares of our common stock in each of August 2019, August 2018 and July 2016. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2019, we repurchased a total of 2.4 million shares at a total cost of $203.0 million under the 2018 authorization. In 2018, we repurchased a total of 5.7 million shares, comprised of 2.9 million shares under the 2018 authorization and 2.8 million shares under the 2016 authorization, at a total cost of $500.7 million. In 2017, we repurchased a total of 1.9 million shares at a total cost of $203.9 under the 2016 authorization. As of December 31, 2019, there were 6.0 million and 0.8 million shares remaining authorized for repurchase under the 2019 authorization and 2018 authorization, respectively, and no shares remaining authorized under the 2016 authorization.

During 2019, 2018 and 2017, the Board of Directors declared total cash dividends of $2.18, $2.02 and $1.86 per share, respectively, resulting in total dividend payments of $129.3 million, $127.3 million and $123.7 million, respectively.

We have aggregate commitments of $2,152.3 million related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments, as follows:

(in millions)	Total	2020	2021–2022	2023–2024	Thereafter
Long-term debt including interest	$1,106.5	$18.2	$491.1	$21.7	$575.5
Short-term borrowings	61.0	61.0	—	—	—
Operating leases	503.9	133.8	181.4	92.7	96.0
Severances and other office closure costs	7.3	5.9	1.3	0.1	—
Transition tax resulting from the Tax Act	124.9	11.6	23.8	52.2	37.3
Other	348.7	128.0	153.3	30.6	36.8
	$2,152.3	$358.5	$850.9	$197.3	$745.6

Our liability for unrecognized tax benefits, including related interest and penalties, of $50.5 million is excluded from the commitments above as we cannot determine the years in which these positions might ultimately be settled.

We recorded net restructuring costs of $42.0 million and $39.3 million in 2019 and 2018, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. The costs paid, utilized or transferred out of our restructuring reserve was $50.2 million and $37.3 million in 2019 and 2018, respectively. We expect a majority of the remaining $7.3 million reserve will be paid by the end of 2020.

We have entered into guarantee contracts and stand-by letters of credit that total $845.0 million as of December 31, 2019 ($793.4 million for guarantees and $51.6 million for stand-by letters of credit). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above. The cost of these guarantees and letters of credit was $1.7 million for 2019.

Total capitalization as of December 31, 2019 was $3,834.9 million, comprised of $1,073.4 million in debt and $2,761.5 million in equity. Debt as a percentage of total capitalization was 28% as of both December 31, 2019 and 2018 and 25% as of December 31, 2017.

Euro Notes

On June 22, 2018, we offered and sold €500.0 million aggregate principal amount of the Company’s 1.750% notes due June 22, 2026 (the “€500.0 million notes”). The net proceeds from the €500.0 million notes of €495.7 million were used to repay our €350.0 million notes due June 22, 2018, with the remaining balance used for general corporate purposes, which included share repurchases. The €500.0 million notes were issued at a price of 99.564% to yield an effective interest rate of 1.809%. Interest on the €500.0 million notes is payable in arrears on June 22 of each year. The €500.0 million notes are unsecured senior obligations and rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

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

Both the €500.0 million notes and €400.0 million notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. A portion of these notes has been designated as a hedge of our net investment in our foreign subsidiaries with Euro-functional currency as of December 31, 2019. For this portion of the Euro-denominated notes, since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, both net of taxes, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See the Significant Matters Affecting Results of Operations section and Notes 8 and 12 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

Revolving Credit Agreement

On June 18, 2018, we amended and restated our Five-Year Credit Agreement with a syndicate of commercial banks, principally to revise the termination date of the facility from September 16, 2020 to June 18, 2023. The remaining material terms and conditions of the Agreement are substantially similar to the previous agreement. The Credit Agreement allows for borrowing of $600.0 million in various currencies, and up to $150.0 million may be used for the issuance of stand-by letters of credit. We had no borrowings under this facility as of both December 31, 2019 and 2018. Outstanding letters of credit issued under the Credit Agreement totaled $0.5 million as of both December 31, 2019 and 2018. Additional borrowings of $599.5 million were available to us under the facility as of both December 31, 2019 and 2018.

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

As defined in the Credit Agreement, we had a net Debt-to-EBITDA ratio of 0.57 to 1 (compared to the maximum allowable ratio of 3.5 to 1) and a Fixed Charge Coverage ratio of 5.01 to 1 (compared to the minimum required ratio of 1.5 to 1) as of December 31, 2019.

Other

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2019, such uncommitted credit lines totaled $324.1 million, of which $253.6 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $229.5 million could have been made under these lines as of December 31, 2019.

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

Defined Benefit Pension Plans

We sponsor several qualified and nonqualified pension plans covering permanent employees. The most significant plans are located in Switzerland, the United Kingdom, the Netherlands, Germany and France. Annual expense relating to these plans was $17.2 million, $13.9 million and $11.2 million in 2019, 2018 and 2017, respectively, and is estimated to be approximately $33.0 million in 2020. The increase in 2020 estimated pension expense is primarily due to the settlement of a U.S. pension plan in February 2020.

The calculations of annual pension expense and the pension liability required at year-end include various actuarial assumptions such as discount rates, expected rate of return on plan assets, compensation increases and employee turnover rates. We review the actuarial assumptions on an annual basis and make modifications to the assumptions as necessary. We review market data and historical rates, on a country-by-country basis, to check for reasonableness in setting both the discount rate and the expected return on plan assets. We determine the discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the end of each fiscal year. The expected return on plan assets is determined based on the expected returns of the various investment asset classes held in the plans. We estimate compensation increases and employee turnover rates for each plan based on the historical rates and the expected future rates for each respective country. Changes to any of these assumptions will impact annual expense recorded related to the plans.

In determining the estimated 2020 pension expense for non-United States plans, we used a weighted-average discount rate of 1.1% compared to 1.8% for 2019, reflecting the current interest rate environment. We have selected a weighted-average expected return on plan assets of 2.2% for the non-United States plans in determining the 2020 estimated pension expense compared to 2.7% used for the calculation of the 2019 pension expense. Absent any other changes, a 25 basis point increase and decrease in the weighted-average discount rate would impact our 2020 consolidated pension expense by a decrease of $0.2 million and an increase of $0.7 million, respectively. Absent any other changes, a 25 basis point increase or decrease in the weighted-average expected return on plan assets would correspondingly decrease or increase our 2020 consolidated pension expense by $1.4 million. Changes to these assumptions have historically not been significant in any jurisdiction for any reporting period, and no significant adjustments to the amounts recorded have been required in the past or are expected in the future. (See Note 9 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

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

Estimated cash flows and goodwill are grouped at the reporting unit level, which the company has determined to be a component of the operating segments for which discrete financial information is available and for which segment management regularly reviews the reporting results.

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment test during the third quarter of 2019 included: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

We believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based on the reporting units’ projections of future operating results and cash flows and is consistent with our view of how market participants would value the company’s reporting units in an orderly transaction.

In the event the fair value of a reporting unit is less than the carrying value, including goodwill, we would record an impairment charge based on the excess of a reporting units’ carrying amount over its fair value.

During the second quarter of 2019, we determined that it was more likely than not that the fair value of the Germany reporting unit was below its carrying amount and performed an interim goodwill impairment test. As a result of the interim test, we wrote down the carrying value of the Germany reporting unit down to its estimated fair value and recognized a non-cash impairment charge loss of $60.2 million during the second quarter of 2019.

In addition, in the second quarter of 2019, we recorded an impairment charge of $3.8 million related to our New Zealand operations as a result of it not meeting profitability expectations.

We performed our annual impairment test of our goodwill during the third quarter of 2019, 2018 and 2017, and there was no impairment of our goodwill as a result of our annual tests.

The table below provides our reporting units’ estimated fair values and carrying values, determined as part of our annual goodwill impairment test performed in the third quarter, representing approximately 80% of our consolidated goodwill balance as of September 30, 2019.

(in millions)	France	United States	United Kingdom	Right Management	Germany	Canada	Netherlands
Estimated fair values	$2,723.2	$1,386.4	$407.6	308.9	$265.8	$184.2	$158.7
Carrying values	1,302.9	801.5	337.2	126.6	262.8	92.0	129.1

The fair value of each reporting unit was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the Germany reporting unit. Key assumptions included in the Germany discounted cash flow valuation performed during the third quarter of 2019 included a discount rate of 10.8% and a terminal value revenue growth rate of 2%. Should the operations of the business incur significant declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, some or all of the recorded goodwill, which was $64.8 million as of September 30, 2019, could be subject to impairment.

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

Approximately 88% of our revenues and profits are generated outside of the United States, with 48% generated from our European operations with a Euro-functional currency. As a result, fluctuations in the value of foreign currencies against the United States dollar, particularly the Euro, may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates each month. Consequently, as the value of the United States dollar changes relative to the currencies of our major markets, our reported results vary.

The United States dollar generally strengthened against many of the currencies of our major markets in 2019, whereas it generally weakened in 2018. Revenues from services in constant currency were 4.2% higher and 2.0% lower than reported revenues in 2019 and 2018, respectively. A change in the strength of the United States dollar by an additional 10% would have impacted our revenues from services by approximately 8.8% from the amounts reported in both 2019 and 2018.

Fluctuations in currency exchange rates also impact the United States dollar amount of our shareholders’ equity. The assets and liabilities of our non-United States subsidiaries are translated into United States dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. The United States dollar strengthened relative to many foreign currencies as of December 31, 2019 compared to December 31, 2018, while it weakened against certain currencies in which we hold significant balances. Consequently, shareholders’ equity increased by $22.5 million as a result of the foreign currency translation as of December 31, 2019. If the United States dollar had weakened an additional 10% as of December 31, 2019, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $186.2 million from the amounts reported.

As of December 31, 2018, the United States dollar strengthened relative to many foreign currencies compared to December 31, 2017. Consequently, shareholders’ equity decreased by $108.7 million as a result of the foreign currency translation as of December 31, 2018. If the United States dollar had strengthened an additional 10% as of December 31, 2018, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $198.5 million from the amounts reported.

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

As of December 31, 2019, we had outstanding $1,002.9 million in principal amount of Euro-denominated notes (€900.0 million). These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2019. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, the related translation gains or losses are included as a component of accumulated other comprehensive loss. Shareholders’ equity increased by $17.7 million, net of tax, due to changes in accumulated other comprehensive loss during 2019, due to the currency impact on these designated borrowings.

The hypothetical impact of the stated change in rates on 2019 total other comprehensive income (loss) for the Euro Notes is as follows:

2019 (in millions) Market Sensitive Instrument	10% Depreciation in Exchange Rates
Euro Notes:
€500.0, 1.81% Notes due June 2026	$56.1
€400.0, 1.91% Notes due September 2022	44.9

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. We have historically managed interest rates through the use of a combination of fixed- and variable-rate borrowings. As of December 31, 2019, we had the following fixed- and variable-rate borrowings:

(in millions)	Amount	Weighted- Average Interest Rate(1)
Variable-rate borrowings	$61.0	7.7%
Fixed-rate borrowings	1,012.4	1.9
Total debt	$1,073.4	2.2%

(1) The rates are impacted by currency exchange rate movements.

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

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ManpowerGroup Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ManpowerGroup Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 21, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update ASU No. 2016-02, Leases (Topic 842).

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

February 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ManpowerGroup Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ManpowerGroup Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases, effective January 1, 2019, due to the adoption of Accounting Standards Update ASU No. 2016-02, Leases (Topic 842), using the modified retrospective transition approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill - Germany, United Kingdom, United States, and Netherlands Reporting Units – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value.  The annual impairment test of goodwill at a reporting unit level is performed annually during the third quarter, or more frequently if events or circumstances indicate the fair value of a reporting unit may be below its respective carrying value.  The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating unit profit margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

During the second quarter of 2019 the company identified circumstances that caused it to evaluate the goodwill associated with the Germany reporting unit for potential impairment.  The Company updated their cash flow estimates as of June 30, 2019 to reflect current market conditions and as a result of the test recorded a $60.2 million impairment of goodwill based on the excess of the Germany reporting unit’s carrying amount over its estimated fair value.  As of December 31, 2019, the remaining goodwill balance for the Germany reporting unit was $67.2 million.

Subsequent to the impairment charge recorded during the second quarter of 2019, the Company performed its annual impairment test of goodwill during the third quarter.  Because the estimated fair values of each of the Company’s reporting units exceeded their carrying values, no additional impairments were recorded.

Given that forecasted revenues and operating unit profit margins for the Germany, Netherlands, United Kingdom, and United States reporting units are highly sensitive to changes in demand, sales and customer mix, and efficiency of operations, and considering the low excess fair value of these reporting units, auditing these assumptions and the selection of the discount rates involved especially subjective judgment.  As a result, we identified the Company’s evaluations of goodwill impairment for the Germany, Netherlands, United Kingdom, and United States reporting units as a critical audit matter due to the high degree of auditor judgment and the increased extent of effort that was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of revenue and operating unit profit margins, as well as the selection of discount rates, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues and operating unit profit margins (“forecasts”), and the selection of discount rates for the Germany, Netherlands, United Kingdom, and United States reporting units included the following, among others:

•	We tested the effectiveness of controls over goodwill, including controls over the forecasts related to revenue and operating unit profit margin and selection of discount rates.
•	We evaluated management’s ability to accurately forecast revenue and operating unit margins by performing a retrospective review of prior forecasts compared to actual results.
•

We evaluated the reasonableness of management’s current revenue and operating unit margin forecasts by comparing the forecasts to (1) historical results (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of management’s fair value estimate by:
o	Developing an independent range of fair values based on market multiples of similar companies and comparing this to the company’s estimated fair values.
o	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
o	Developing a range of independent estimates of discount rates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 21, 2020

We have served as the Company's auditor since 2005.

CONSOLIDATED STATEMENTS OF OPERATIONS

in millions, except per share data

Year Ended December 31	2019	2018	2017
Revenues from services	$20,863.5	$21,991.2	$21,034.3
Cost of services	17,488.4	18,412.2	17,549.7
Gross profit	3,375.1	3,579.0	3,484.6
Selling and administrative expenses, excluding goodwill impairment charge	2,666.2	2,782.3	2,695.4
Goodwill impairment charge	64.0	—	—
Selling and administrative expenses	2,730.2	2,782.3	2,695.4
Operating profit	644.9	796.7	789.2
Interest and other (income) expenses, net	(40.6)	42.0	51.9
Earnings before income taxes	685.5	754.7	737.3
Provision for income taxes	219.8	198.0	191.9
Net earnings	$465.7	$556.7	$545.4
Net earnings per share - basic	$7.78	$8.62	$8.13
Net earnings per share - diluted	$7.72	$8.56	$8.04
Weighted average shares - basic	59.9	64.6	67.1
Weighted average shares - diluted	60.3	65.1	67.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

in millions

Year Ended December 31	2019	2018	2017
Net earnings	$465.7	$556.7	$545.4
Other comprehensive (loss) income:
Foreign currency translation	(11.0)	(135.5)	201.4
Translation adjustments on derivative instruments, net of income taxes of $3.8, $10.2 and $(34.3), respectively	17.8	35.2	(64.7)
Reclassification of currency translation adjustment to income related to disposition of Manpower Switzerland partially held equity interest (see Note 4)	(32.5)	—	—
Reclassification of currency translation adjustment to income related to disposition of ManpowerGroup Greater China Limited partially held equity interest (see Note 4)	6.2	—	—
Translation adjustments on long-term intercompany loans	15.7	(8.4)	4.9
Unrealized loss on investments, net of income taxes of $(0.8) for 2017	—	—	(3.3)
Defined benefit pension plans and retiree health care plan, net of income taxes of $(8.1), $4.6 and $(0.1), respectively	(37.4)	12.4	(0.4)
Total other comprehensive (loss) income	$(41.2)	$(96.3)	$137.9
Comprehensive income	$424.5	$460.4	$683.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

in millions, except share and per share data

December 31	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$1,025.8	$591.9
Accounts receivable, less allowance for doubtful accounts of $113.5 and $115.7, respectively	5,273.1	5,276.1
Prepaid expenses and other assets	185.6	129.1
Total current assets	6,484.5	5,997.1
Other Assets
Goodwill	1,260.1	1,297.1
Intangible assets, less accumulated amortization of $389.4 and $367.7, respectively	268.6	246.3
Operating lease right-of-use asset	448.5	—
Other assets	618.8	826.7
Total other assets	2,596.0	2,370.1
Property and Equipment
Land, buildings, leasehold improvements and equipment	605.5	613.6
Less: accumulated depreciation and amortization	462.2	461.0
Net property and equipment	143.3	152.6
Total assets	$9,223.8	$8,519.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,474.9	$2,266.7
Employee compensation payable	206.4	209.7
Accrued liabilities	545.4	411.0
Accrued payroll taxes and insurance	649.7	729.8
Value added taxes payable	504.0	508.6
Short-term borrowings and current maturities of long-term debt	61.0	50.1
Total current liabilities	4,441.4	4,175.9
Other liabilities
Long-term debt	1,012.4	1,025.3
Long-term operating lease liability	336.7	—
Other long-term liabilities	671.8	620.1
Total other liabilities	2,020.9	1,645.4
Shareholders’ Equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 117,190,883 and 116,795,899 shares, respectively	1.2	1.2
Capital in excess of par value	3,370.6	3,337.5
Retained earnings	3,494.1	3,157.7
Accumulated other comprehensive loss	(441.0)	(399.8)
Treasury stock at cost, 58,517,128 and 56,044,485 shares, respectively	(3,681.9)	(3,471.7)
Total ManpowerGroup shareholders' equity	2,743.0	2,624.9
Noncontrolling interests	18.5	73.6
Total shareholders’ equity	2,761.5	2,698.5
Total liabilities and shareholders’ equity	$9,223.8	$8,519.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

in millions

Year Ended December 31	2019	2018	2017
Cash Flows from Operating Activities
Net earnings	$465.7	$556.7	$545.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	77.2	85.8	84.4
Non-cash gain on disposition of previously held equity interest	(80.4)	—	—
Non-cash gain on disposition of previously held controlling interest	(30.4)	—	—
Non-cash goodwill impairment charge	64.0	—	—
Deferred income taxes	(43.0)	(11.9)	(196.8)
Provision for doubtful accounts	21.8	23.0	18.1
Share-based compensation	26.3	27.8	28.7
Change in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(80.2)	(146.4)	(544.9)
Other assets	122.3	58.7	(68.6)
Other liabilities	271.1	(110.6)	534.6
Cash provided by operating activities	814.4	483.1	400.9
Cash Flows from Investing Activities
Capital expenditures	(52.9)	(64.7)	(54.7)
Acquisitions of businesses, net of cash acquired	77.8	(9.1)	(32.7)
Impact to cash resulting from deconsolidation of subsidiaries	(57.9)	—	—
Proceeds from the sale of subsidiaries, investments, property and equipment	16.8	18.9	12.9
Cash used in investing activities	(16.2)	(54.9)	(74.5)
Cash Flows from Financing Activities
Net change in short-term borrowings	11.2	3.5	5.5
Proceeds from long-term debt	9.6	583.3	0.1
Repayments of long-term debt	(1.3)	(408.6)	(0.4)
Payments for debt issuance costs	—	(2.5)	—
Payments of contingent consideration for acquisitions	(22.8)	(18.6)	(13.0)
Proceeds from share-based awards	7.0	5.2	44.2
Payments to noncontrolling interests	(2.1)	(1.9)	(10.0)
Other share-based award transactions	(7.2)	(17.3)	(18.1)
Repurchases of common stock	(203.0)	(500.7)	(203.9)
Dividends paid	(129.3)	(127.3)	(123.7)
Miscellaneous, net	0.5	—	—
Cash used in financing activities	(337.4)	(484.9)	(319.3)
Effect of exchange rate changes on cash	(26.9)	(40.4)	83.4
Change in cash and cash equivalents	433.9	(97.1)	90.5
Cash and cash equivalents, beginning of year	591.9	689.0	598.5
Cash and cash equivalents, end of year	$1,025.8	$591.9	$689.0
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$42.4	$49.9	$37.0
Income taxes, net	$179.2	$184.6	$127.1
Operating lease liabilities	$150.1	$—	$—
Non-cash operating activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$129.3	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

in millions, except share and per share data

	ManpowerGroup Shareholders
	Common Stock		Capital in		Accumulated Other		Non-
	Shares Issued	Par Value	Excess of Par Value	Retained Earnings	Comprehensive (Loss) Income	Treasury Stock	controlling Interests	Total
Balance, January 1, 2017	115,115,748	$1.2	$3,227.2	$2,291.3	$(426.1)	$(2,731.7)	$84.5	$2,446.4
Net earnings				545.4				545.4
Other comprehensive income					137.9			137.9
Issuances under equity plans, including tax benefits	1,187,981		44.2			(18.1)		26.1
Share-based compensation expense			28.7					28.7
Dividends ($1.86 per share)				(123.7)				(123.7)
Repurchases of common stock						(203.9)		(203.9)
Noncontrolling interest transactions			2.5				(1.8)	0.7
Balance, December 31, 2017	116,303,729	1.2	3,302.6	2,713.0	(288.2)	(2,953.7)	82.7	2,857.6
Unrealized gain reclassified due to new accounting guidance on investments				15.3	(15.3)			—
Net earnings				556.7				556.7
Other comprehensive loss					(96.3)			(96.3)
Issuances under equity plans	492,170		5.2			(17.3)		(12.1)
Share-based compensation expense			27.8					27.8
Dividends ($2.02 per share)				(127.3)				(127.3)
Repurchases of common stock						(500.7)		(500.7)
Noncontrolling interest transactions			1.9				(9.1)	(7.2)
Balance, December 31, 2018	116,795,899	1.2	3,337.5	3,157.7	(399.8)	(3,471.7)	73.6	2,698.5
Net earnings				465.7				465.7
Other comprehensive loss					(41.2)			(41.2)
Issuances under equity plans	394,984		7.0			(7.2)		(0.2)
Share-based compensation expense			26.3					26.3
Dividends ($2.18 per share)				(129.3)				(129.3)
Repurchases of common stock						(203.0)		(203.0)
Noncontrolling interest transactions			(0.2)				(55.1)	(55.3)
Balance, December 31, 2019	117,190,883	$1.2	$3,370.6	$3,494.1	$(441.0)	$(3,681.9)	$18.5	$2,761.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in millions, except share and per share data

(1) Summary of Significant Accounting Policies

Nature of Operations

ManpowerGroup Inc. is a world leader in the innovative workforce solutions and services industry. Our global network of over 2,500 offices in 75 countries and territories allows us to meet the needs of our global, multinational and local clients across all major industry segments. Our largest operations, based on revenues, are located in France, the United States, the United Kingdom and Italy. We specialize in permanent, temporary and contract recruitment and assessment; training and development; outsourcing; career management and workforce consulting services. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole.

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

Basis of Consolidation

The Consolidated Financial Statements include our operating results and the operating results of all of our majority-owned subsidiaries and entities in which we have a controlling financial interest. We have a controlling financial interest if we own a majority of the outstanding voting common stock and the noncontrolling shareholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary. We account for equity investments in companies over which we have the ability to exercise significant influence, but not control, using the equity method of accounting. We recognize our ownership share of earnings of these equity method investments, amortization of basis differences, and related gains or losses in the Consolidated Financial Statements. These investments, as well as certain other relationships, are also evaluated for consolidation under the accounting guidance on consolidation of variable interest entities. These investments were $97.8 and $161.4 as of December 31, 2019 and 2018, respectively, and are included in other assets in the Consolidated Balance Sheets. Included in shareholders’ equity as of December 31, 2019 and 2018 are $3.4 and $105.2, respectively, of unremitted earnings from investments accounted for using the equity method. The decreases in the amounts above relate to our acquisition of the remaining controlling interest in our Swiss franchise. The remaining amounts as of December 31, 2019 relate to accounting for our remaining interest in ManpowerGroup Greater China under the equity method subsequent to deconsolidation (see Note 4 for further information). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenues

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

Our client contracts generally include standard payment terms acceptable in each of the countries and territories in which we operate. The payment terms vary by the type and location of our clients and services offered. Client payments are typically due approximately 60 days after invoicing but may be a shorter or longer term depending on the contract. Our client contracts are generally short-term in nature with a term of one year or less. The timing between satisfaction of the performance obligation, invoicing and payment is not significant. For certain services and client types, we may require payment prior to delivery of services to the client, for which deferred revenue is recorded.

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

As allowed under the new guidance, we do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to December 31, 2019 related to remaining performance obligations, which are not material.

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

Our deferred revenue was $44.5 at December 31, 2019 and $42.8 at December 31, 2018. We recognized the entire amount of the deferred revenue balance as of December 31, 2018 as revenue during the year ended December 31, 2019.

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

Bad debt expense is recorded as selling and administrative expenses in our Consolidated Statements of Operations and was $21.8, $23.0 and $18.1 in 2019, 2018 and 2017, respectively. Factors that would cause this provision to increase primarily relate to increased bankruptcies by our clients and other difficulties collecting amounts billed. On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision. Write-offs were $19.1, $12.0 and $17.6 for 2019, 2018 and 2017, respectively.

Advertising Costs

We expense production costs of advertising as they are incurred. Advertising expenses were $25.7, $27.9 and $26.6 in 2019, 2018 and 2017, respectively.

Restructuring Costs

We recorded net restructuring costs of $42.0, $39.3 and $34.5 in 2019, 2018 and 2017, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. The costs paid, utilized or transferred out of our restructuring reserve was $50.2 and $37.3 in 2019 and 2018, respectively. We expect a majority of the remaining $7.3 reserve will be paid by the end of 2020. Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate	Total
Balance, December 31, 2017	$1.7	$0.9	$9.6	$—	$1.2	$0.1	$13.5
Severance costs	0.3	5.4	25.8	—	0.3	—	31.8
Office closure costs	—	—	7.5	—	—	—	7.5
Costs paid or utilized	(1.7)	(4.6)	(29.8)	—	(1.1)	(0.1)	(37.3)
Balance, December 31, 2018	$0.3	$1.7	$13.1	$—	$0.4	$—	$15.5
Severance costs	3.6	5.2	17.6	3.5	0.2	2.3	32.4
Office closure costs(3)	1.3	0.1	2.0	0.9	4.5	0.8	9.6
Costs paid, utilized or transferred out(3)	(4.8)	(6.3)	(26.5)	(4.4)	(5.1)	(3.1)	(50.2)
Balance, December 31, 2019	$0.4	$0.7	$6.2	$—	$—	$—	$7.3

(1) Balance related to United States was $1.5 as of December 31, 2017. In 2018, United States paid/utilized $1.2, leaving a $0.3 liability as of December 31, 2018. In 2019, United States incurred $1.1 for severance costs and $1.3 for office closure costs and paid/utilized $2.4, leaving a $0.3 liability as of December 31, 2019.

(2) Balance related to France was $0.9 as of both December 31, 2017 and 2018. In 2019, France paid/utilized $0.9, leaving no liability as of December 31, 2019. Italy had no restructuring reserves recorded as of December 31, 2017. In 2018, Italy incurred $1.9 for severance costs and paid/utilized $1.4, leaving a $0.5 liability as of December 31, 2018. In 2019, Italy incurred $2.3 for severance costs and paid/utilized $2.5, leaving a $0.3 liability as of December 31, 2019.

(3) The office closure costs of $9.6 were recorded as an impairment to the operating lease right-of-use asset and, thus, are not included in the restructuring reserve balance as of December 31, 2019. As of December 31, 2019, the remaining liability of $3.2 related to office closures is recorded in current operating lease liabilities.

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

Fair Value Measurements

The assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using				Fair Value Measurements Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$107.3	$107.3	$—	$—	$89.5	$89.5	$—	$—
Cross-currency swaps	9.7	—	9.7	—	—	—	—	—
Foreign currency forward contracts	—	—	—	—	0.1	—	0.1	—
	$117.0	$107.3	$9.7	$—	$89.6	$89.5	$0.1	$—
Liabilities
Cross-currency swaps	$6.0	$—	$6.0	$—	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	0.1	—	0.1	—
	$6.0	$—	$6.0	$—	$0.1	$—	$0.1	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the cross-currency swaps and foreign currency forward contracts are measured at the value based on either directly or indirectly observable third parties.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our variable-rate long-term debt approximates fair value. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,062.5 and $1,052.9 as of December 31, 2019 and 2018, respectively, compared to a carrying value of $1,002.9 and $1,024.6, respectively.

Goodwill and Other Intangible Assets

We had goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,260.1	$—	$1,260.1	$1,297.1	$—	$1,297.1
Intangible assets:
Finite-lived:
Customer relationships	$460.5	$375.7	$84.8	$444.8	$351.7	$93.1
Other	20.9	13.7	7.2	18.5	16.0	2.5
	481.4	389.4	92.0	463.3	367.7	95.6
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	124.6	—	124.6	98.7	—	98.7
	176.6	—	176.6	150.7	—	150.7
Total intangible assets	$658.0	$389.4	$268.6	$614.0	$367.7	$246.3

(1) Balances were net of accumulated impairment loss of $577.4 and $513.4 as of December 31, 2019 and 2018, respectively.

(2) Balances were net of accumulated impairment loss of $139.5 as of both December 31, 2019 and 2018.

The consolidated amortization expense related to intangibles was $29.8, $35.1 and $34.6 in 2019, 2018 and 2017, respectively. Amortization expense expected in each of the next five years related to acquisitions completed as of December 31, 2019 is as follows: 2020 - $26.6, 2021 - $16.2, 2022 - $12.8, 2023 - $10.0 and 2024 - $7.8. The weighted-average useful lives of the customer relationships and other are approximately 14 and 4 years, respectively. The tradenames have been assigned an indefinite life based on our expectation of renewing the tradenames, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future. Indefinite-lived reacquired franchise rights resulted from our franchise acquisitions in the United States, Switzerland and Canada. These rights entitled the franchisees with unilateral control to operate perpetually in particular territories, and have therefore been assigned an indefinite life. (See Note 4 to the Consolidated Financial Statements for further information on our acquisition of the remaining controlling interest in Manpower Switzerland.)

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived intangible assets at our unit of account level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value. We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2019, 2018 and 2017, and determined that there was no impairment of our goodwill or indefinite-lived intangible as a result of our annual tests.

We determine the fair value of the reporting unit by utilizing an income approach derived from a discounted cash flow methodology. The income approach is developed from management’s forecasted cash flow data. Significant assumptions used in our annual goodwill impairment test during the third quarter of 2019 included: expected future revenue growth rates, operating unit profit (“OUP”) margins, working capital levels, discount rates ranging from 9.9% to 13.1%, and a terminal value multiple. The expected future revenue growth rates and OUP margins were determined after taking into consideration our historical revenue growth rates and OUP margins, our assessment of future market potential, and our expectations of future business performance. We would record a goodwill impairment charge by the amount for which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. We are also required to test our indefinite-lived intangible assets for impairment by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s fair value is less than its carrying value, an impairment loss is recognized for the difference.

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

In addition, during the second quarter of 2019, we recorded a goodwill impairment charge of $3.8 related to our New Zealand operations as a result of it not meeting profitability expectations. The New Zealand reporting unit is included in the APME segment.

Marketable Securities

Prior to April 2019, when we acquired the remaining 51% controlling interest in our Swiss franchise to obtain full ownership of the entity, we accounted for our 49% interest in our Swiss franchise under the equity method of accounting. The Swiss franchise maintained an investment portfolio with a market value of $219.9 as of December 31, 2018. The portfolio was comprised of a wide variety of European and United States debt and equity securities and various professionally-managed funds, all of which were classified as available-for-sale, as well as cash and cash equivalents. Since January 1, 2018, upon adoption of the new accounting guidance on financial instruments, we recognized all the changes in fair value on the investment portfolio in the current period earnings. Prior to January 1, 2018, only our share of net realized gains and losses, and declines in value determined to be other-than-temporary, was included in our Consolidated Statements of Operations. Our share of net unrealized gains and unrealized losses that were determined to be temporary related to these investments was included in accumulated other comprehensive loss, with the offsetting amount increasing or decreasing our investment in the franchise. For the years ended December 31, 2019, 2018 and 2017, realized gains totaled $0.3, $12.7 and $14.7, respectively, and realized losses totaled $0.2, $2.1 and $3.8, respectively. Other-than-temporary impairment amounts were insignificant for 2019, 2018 and 2017.

Capitalized Software for Internal Use

We capitalize purchased software as well as internally developed software. Internal software development costs are capitalized from the time when the internal-use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation, selection and software maintenance costs are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the software which ranges from 3 to 10 years. The net capitalized software balance of $7.5 and $7.4 as of December 31, 2019 and 2018, respectively, is included in other assets in the Consolidated Balance Sheets. Amortization expense related to the capitalized software costs was $2.0, $1.5 and $1.3 for 2019, 2018 and 2017, respectively.

Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2019	2018
Land	$0.5	$3.4
Buildings	10.2	12.0
Furniture, fixtures, and autos	164.8	167.3
Computer equipment	130.3	128.7
Leasehold improvements	299.7	302.2
Property and equipment	$605.5	$613.6

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

Leases

We have operating leases for real estate, vehicles, and equipment. Our leases have remaining lease terms of 1 month to 14 years. Our lease agreements may include renewal or termination options for varying periods that are generally at our discretion. In our lease term, we only include those periods related to renewal options we are reasonably certain to exercise. However, we generally do not include these renewal options as we are not reasonably certain to renew at the lease commencement date. This determination is based on our consideration of certain economic, strategic and other factors that we evaluate at lease commencement date and reevaluate throughout the lease term. Some leases also include options to terminate the leases and we only include those periods beyond the termination date if we are reasonably certain not to exercise the termination option.

Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. The variable portion of lease payments is not included in our right-of-use (“ROU”) assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses recorded in selling and administrative expenses on the Consolidated Statements of Operations.

We have lease agreements with both lease and non-lease components that are treated as a single lease component for all underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

We elected the package of three practical expedients which lessened the transitional burden of implementing the new guidance. Accordingly, we did not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; or 3) the initial direct costs for any existing leases. We have also elected the practical expedient to not separate lease and non-lease components. Lastly, we have elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases. As of December 31, 2019, we did not have any material additional operating leases that have not yet commenced.

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

Shareholders’ Equity

The Board of Directors authorized the repurchase of 6.0 million shares of our common stock in each of August 2019, August 2018 and July 2016. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2019, we repurchased a total of 2.4 million shares at a total cost of $203.0 under the 2018 authorization. In 2018, we repurchased a total of 5.7 million shares, comprised of 2.9 million shares under the 2018 authorization and 2.8 million shares under the 2016 authorization, at a total cost of $500.7. In 2017, we repurchased a total of 1.9 million shares at a total cost of $203.9 under the 2016 authorization. As of December 31, 2019, there were 6.0 million and 0.8 million shares remaining authorized for repurchase under the 2019 authorization and 2018 authorization, respectively, and no shares remaining authorized under the 2016 authorization.

During 2019, 2018 and 2017, the Board of Directors declared total cash dividends of $2.18, $2.02 and $1.86 per share, respectively, resulting in total dividend payments of $129.3, $127.3 and $123.7, respectively.

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses in our Consolidated Statements of Operations. We recorded expenses of $1.8 and $6.5 for 2019 and 2017, respectively, and income of $4.9 for 2018. The income recorded in 2018 was due to a revision in one of our joint venture agreements.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Payroll Tax Credit

In January 2013, the French government passed legislation, Credit d’Impôt pour la Compétitivité et l’Emploi (“CICE”), that provided payroll tax credits based on a percentage of wages paid to employees receiving less than two-and-a-half times the French minimum wage. The payroll tax credit was equal to 4% of eligible wages in 2013, 6% of eligible wages in 2014 to 2016, 7% of eligible wages in 2017, and 6% of eligible wages in 2018. The CICE payroll tax credit was accounted for as a reduction of our cost of services in the period earned. In January 2019, the French government replaced the CICE program with a new subsidy program.

The payroll tax credit was creditable against our current French income tax payable, with any remaining amount being paid after three years. Given the amount of our current income taxes payable, we would generally receive the vast majority of these payroll tax credits after the three-year period. In April 2019, April 2018 and March 2017, we entered into agreements to sell the credits earned in 2018, 2017 and 2016, respectively, for net proceeds of $103.5 (€92.0), $234.5 (€190.9) and $143.5 (€133.0), respectively, which represented approximately half of the credits earned in 2018 and substantially all the credits earned in 2017 and 2016. We derecognized these receivables upon the sale as the terms of the agreement were such that the transaction qualified for sale treatment according to the accounting guidance on the transfer and servicing of assets. The discount on the sale of these receivables was recorded in cost of services as a reduction of the payroll tax credits earned in the respective year.

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

In August 2017, the FASB issued new guidance on hedge accounting. The amendments in this guidance include the elimination of the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges, recognition and presentation of changes in the fair value of the hedging instrument, recognition and presentation of components excluded from an entity's hedge effectiveness assessment, addition of the ability to elect to perform subsequent effectiveness assessments qualitatively, and addition of new disclosure requirements. We adopted this guidance effective January 1, 2019. There was no impact of this adoption on our Consolidated Financial Statements. See Note 12 to the Consolidated Financial Statements for the modified disclosures.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued new accounting guidance on financial instruments. The new guidance requires application of an impairment model known as the current expected credit loss (“CECL”) model to certain financial instruments. Using the CECL model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions, and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable loss has been incurred. The new guidance was effective for us as of January 1, 2020. The adoption of this guidance had no material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued new guidance on disclosures related to fair value measurements. The guidance is intended to improve the effectiveness of the notes to financial statements by facilitating clearer communication, and it includes multiple new, eliminated and modified disclosure requirements. The guidance was effective for us as of January 1, 2020. The adoption of this guidance had no impact on our Consolidated Financial Statements.

In August 2018, the FASB issued new guidance on the accounting for internal-use software. The guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance was effective for us as of January 1, 2020. The adoption of this guidance had no impact on our Consolidated Financial Statements.

In August 2018, the FASB issued new guidance on disclosures related to defined benefit plans. The guidance amends the current disclosure requirements to add, remove and clarify disclosure requirements for defined benefit pension and other postretirement plans. The guidance was effective for us as of January 1, 2020. The adoption of this guidance had no impact on our Consolidated Financial Statements.

In December 2019, the FASB issued new guidance on income taxes. The guidance removes certain exceptions to the general income tax accounting principles, and clarifies and amends existing guidance to facilitate consistent application of the accounting principles. The new guidance is effective for us as of January 1, 2021. We are assessing the impact of the adoption of this guidance on our Consolidated Financial Statements.

Subsequent Events

Effective January 2020, our segment reporting was realigned due to our Right Management business being combined with each of our respective country business units. Accordingly, our former reportable segment, Right Management, is now reported within each of our respective reportable segments. We will report on the new realigned segments beginning in the first quarter of 2020. All previously reported results will be restated to conform to the new presentation.

We purchased annuities of $19.2 and settled lump sum payments of $3.0 from our United States Qualified Retirement Plan in January and February 2020, respectively, as a result of our ongoing settlement. The completion of lump sum payments in February will trigger final settlement of the plan. Upon settlement of the pension liability, we will reclassify the related pension losses currently recorded in accumulated other comprehensive loss to the consolidated statements of comprehensive income. As of December 31, 2019, we had unrecognized losses related to the pension plans of $7.4, net of tax. The amount of the total required payout to plan participants was determined based on employee elections and market conditions at the time of settlement.

We have evaluated all other events and transactions occurring after the balance sheet date through our filing date and noted no other events that are subject to recognition or disclosure.

(2) Revenue Recognition

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

Our RPO services are also included in our Permanent Recruitment revenues. RPO services include the various activities of managing a client's permanent workforce, which can include candidate assessments, screening, conducting candidate interviews, providing sourcing technology, and providing our marketing and recruiting expertise. We perform these activities to fulfill the overall obligation to provide permanent workforce management services, so they are not individually distinct and, therefore, we account for them as a single performance obligation. We generally utilize an input measure of time in months, but we do have a few contracts for which we use labor hours of management services provided as this more accurately depicts the progress toward completion of the performance obligation. We recognize revenues over time for each month of management services provided, as each month of management services is distinct and the client benefits from each month of management services as we provide them. For those contracts for which we use labor hours as the input measure, we recognize revenues over time based on a fixed amount for each labor hour of management services provided as our clients benefit from our services as we provide them.

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

•

Our franchise fees include the performance obligation of providing the right to use our intellectual property in a specifically defined exclusive territory as defined in a franchise agreement. Our franchise agreements generally state that franchise fees are calculated based on a percentage of revenues earned by the franchise operations and are payable on a monthly basis. As such, we record franchise fee revenues monthly over time calculated based on the specific fee percentage and the monthly revenues of the franchise operations. Franchise fees were $18.4, $24.1 and $23.7 for the years ended December 31, 2019, 2018 and 2017, respectively.

Disaggregation of Revenues

In the following table, revenue is disaggregated by service types and timing of revenue recognition and includes a reconciliation of the disaggregated revenues by reportable segment.

	Year Ended December 31,
	2019					2018
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$2,186.8	$130.9	$98.0	$91.3	$2,507.0	$2,208.3	$129.7	$92.9	$91.4	$2,522.3
Other Americas	1,596.6	49.0	25.4	4.3	1,675.3	1,561.1	47.2	24.7	4.0	1,637.0
	3,783.4	179.9	123.4	95.6	4,182.3	3,769.4	176.9	117.6	95.4	4,159.3
Southern Europe:
France	5,159.5	232.4	52.1	15.7	5,459.7	5,526.5	224.7	54.9	21.6	5,827.7
Italy	1,401.9	44.6	37.6	22.4	1,506.5	1,565.6	48.4	35.9	20.7	1,670.6
Other Southern Europe	1,800.7	332.3	58.9	8.3	2,200.2	1,496.4	306.2	54.8	15.9	1,873.3
	8,362.1	609.3	148.6	46.4	9,166.4	8,588.5	579.3	145.6	58.2	9,371.6
Northern Europe	4,180.9	332.3	145.7	32.4	4,691.3	4,746.3	426.2	164.4	33.6	5,370.5
APME	2,159.7	294.7	159.8	13.0	2,627.2	2,394.0	284.9	196.3	15.1	2,890.3
Right Management	—	46.2	—	150.1	196.3	—	49.9	—	149.6	199.5
Total	$18,486.1	$1,462.4	$577.5	$337.5	$20,863.5	$19,498.2	$1,517.2	$623.9	$351.9	$21,991.2

	Year Ended December 31,
	2019			2018
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$2,453.1	$53.9	$2,507.0	$2,471.0	$51.3	$2,522.3
Other Americas	1,657.9	17.4	1,675.3	1,619.7	17.3	1,637.0
	4,111.0	71.3	4,182.3	4,090.7	68.6	4,159.3
Southern Europe:
France	5,410.9	48.8	5,459.7	5,775.1	52.6	5,827.7
Italy	1,471.8	34.7	1,506.5	1,637.1	33.5	1,670.6
Other Southern Europe	2,151.3	48.9	2,200.2	1,827.7	45.6	1,873.3
	9,034.0	132.4	9,166.4	9,239.9	131.7	9,371.6
Northern Europe	4,564.5	126.8	4,691.3	5,229.1	141.4	5,370.5
APME	2,526.3	100.9	2,627.2	2,758.3	132.0	2,890.3
Right Management	196.3	—	196.3	199.5	—	199.5
Total	$20,432.1	$431.4	$20,863.5	$21,517.5	$473.7	$21,991.2

(3) Share-Based Compensation Plans

During 2019, 2018 and 2017, we recognized $26.3, $27.8 and $28.7, respectively, in share-based compensation expense related to stock options, deferred stock, restricted stock and performance share units, all of which is recorded in selling and administrative expenses. Consideration received from share-based awards for 2019, 2018 and 2017 was $7.0, $5.2 and $44.2, respectively. The total income tax benefit recognized related to share-based compensation during 2019, 2018 and 2017 was $1.8, $4.5 and $23.7, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

Stock Options

All share-based compensation is granted under the 2011 Equity Incentive Plan of ManpowerGroup Inc. (“2011 Plan”). Options and stock appreciation rights are granted at a price not less than 100% of the fair market value of the common stock at the date of grant. Generally, options are granted with a ratable vesting period of up to four years and expire ten years from date of grant. No stock appreciation rights had been granted or were outstanding as of December 31, 2019 or 2018. A summary of stock option activity is as follows:

	Shares (000)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2017	1,127	$66
Granted	145	97
Exercised	(680)	64		$24
Expired or cancelled	(18)	75
Outstanding, December 31, 2017	574	$77	7.1	$28
Vested or expected to vest, December 31, 2017	571	$77	7.1
Exercisable, December 31, 2017	220	$65	5.3	$14
Outstanding, January 1, 2018	574	$77
Granted	122	123
Exercised	(24)	78		$1
Expired or cancelled	—	—
Outstanding, December 31, 2018	672	$85	5.9	$1
Vested or expected to vest, December 31, 2018	670	$85	5.9
Exercisable, December 31, 2018	401	$76	4.5	$1
Outstanding, January 1, 2019	672	$85
Granted	174	84
Exercised	(79)	65		$2
Expired or cancelled	(44)	91
Outstanding, December 31, 2019	723	$87	6.1	$10
Vested or expected to vest, December 31, 2019	722	$87	6.1
Exercisable, December 31, 2019	426	$82	4.5	$8

Options outstanding and exercisable as of December 31, 2019 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares (000)	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price
$44-$59	66	2.1	$51	66	$51
$60-$79	225	5.3	76	196	76
$80-$99	319	7.2	89	115	93
$100-$123	113	6.6	123	49	123
	723	6.1	$87	426	$82

We recognized expense of $4.0, $4.0 and $3.7 related to stock options for the years ended December 31, 2019, 2018 and 2017, respectively. The total fair value of options vested during the same periods was $2.3, $3.1 and $2.3, respectively. As of December 31, 2019, total unrecognized compensation cost was approximately $2.0, net of estimated forfeitures, which we expect to recognize over a weighted-average period of approximately 2.0 years.

We estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Year Ended December 31	2019	2018	2017
Average risk-free interest rate	2.5%	2.6%	2.0%
Expected dividend yield	2.9%	1.6%	2.0%
Expected volatility	27.0%	27.0%	31.0%
Expected term (years)	6.0	6.0	6.0

The average risk-free interest rate is based on United States Treasury security rates corresponding to the expected term in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (weighted 75%) of our stock price over the past five years and implied volatility (weighted 25%) based upon exchange traded options for our common stock. We believe that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than considering purely historical volatility. We determined the expected term of the stock options using historical data. The weighted-average grant-date fair value per option granted during the year was $17.78, $31.46 and $25.58 in 2019, 2018 and 2017, respectively.

Deferred Stock

Our non-employee directors may elect to receive deferred stock in lieu of part or all of their annual cash retainer otherwise payable to them. The number of shares of deferred stock is determined pursuant to a formula set forth in the terms and conditions adopted under the 2011 Plan; the deferred stock is settled in shares of common stock according to these terms and conditions. During December 31, 2019, 2018 and 2017, there were 1,275, 5,551 and 3,647, respectively, shares of deferred stock awarded under this arrangement, all of which are vested.

Non-employee directors also receive an annual grant of deferred stock (or restricted stock, if they so elect) as additional compensation for board service. The award vests in equal quarterly installments over one year and the vested portion of the deferred stock is settled in shares of common stock either upon a director’s termination of service or three years after the date of grant (which may in most cases be extended at the directors’ election) in accordance with the terms and conditions under the 2011 Plan. During 2019, 2018 and 2017, there were 18,172, 10,152 and 9,857, respectively, shares of deferred stock and 7,407, 6,345 and 9,792, respectively, shares of restricted stock granted under this arrangement, all of which are vested except for 1,666 shares of restricted stock granted in 2018 that were cancelled. We recognized expense of $1.4, $1.9 and $1.4 related to deferred stock in 2019, 2018 and 2017, respectively.

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

A summary of restricted stock activity is as follows:

	Shares (000)	Wtd. Avg. Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unvested, January 1, 2017	451	$70	1.4
Granted	167	98
Vested	(133)	79
Forfeited	(37)	80
Unvested, December 31, 2017	448	$77	1.2
Granted	145	$119
Vested	(174)	77
Forfeited	(23)	89
Unvested, December 31, 2018	396	$92	1.3
Granted	236	$84
Vested	(150)	76
Forfeited	(36)	93
Unvested, December 31, 2019	446	$97	1.5	$43

During 2019, 2018 and 2017, we recognized $15.5, $13.3 and $12.3, respectively, of expense related to restricted stock awards. As of December 31, 2019, there was approximately $16.0 of total unrecognized compensation cost related to unvested restricted stock, which we expect to recognize over a weighted-average period of approximately 2.0 years.

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

A summary of the performance share units detail by grant year is as follows:

	2016	2017	2018	2019
Grant Date(s)	February 16, 2016	February 9, 2017	February 15, 2018	February 15, 2019
Performance Period (years)	2016-2018	2017-2019	2018-2020	2019-2021
Vesting Date	February 2019	February 2020(a)	February 2021(a)	February 2022(a)
Payout Levels (in units):
Threshold Award	65,141	57,563	47,003	68,132
Target Award	130,282	115,125	94,005	136,264
Outstanding Award	260,564	230,250	188,010	272,528
Shares Issued in 2019	125,070	—	—	—
Payout Achieved Over Performance Period	—	88,377	—	—

(a) 2017, 2018 and 2019 awards are scheduled to vest in February 2020, 2021 and 2022, respectively, when the Executive Compensation and Human Resources Committee of the Board of Directors determines the achievement of the performance criteria.

We recognize and adjust compensation expense based on the likelihood of the performance criteria specified in the award being achieved. The compensation expense is recognized over the performance and holding periods and is recorded in selling and administrative expenses. We have recognized total compensation expense of $5.2, $8.4 and $10.8 in 2019, 2018 and 2017, respectively, related to the performance share units.

(4) Acquisitions and Dispositions

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

The following table summarizes the fair value of the assets and liabilities as of the acquisition date of April 3, 2019:

Cash and cash equivalents	$317.5
Accounts receivable	60.4
Prepaid expenses and other assets	31.4
Goodwill	33.8
Intangible assets subject to amortization, customer relationship	19.6
Intangible assets not subject to amortization, reacquired franchise rights	25.5
Property and equipment	0.4
Accounts payable	(21.6)
Employee compensation payable	(2.5)
Accrued liabilities	(9.9)
Accrued payroll taxes and insurance	(7.5)
Value added taxes payable	(7.4)
Other long-term liabilities	(24.6)
Total assets and liabilities	$415.1

The customer relationship intangible asset will be amortized over a 15 year useful life. The goodwill from the acquisition is not expected to be deductible for income tax purposes. As of December 31, 2019, the carrying value of intangible assets and goodwill was $44.5 and $34.2, respectively.

Manpower Switzerland contributed revenues from services of $337.7 since the acquisition. Our consolidated unaudited proforma historical revenues from services, as if Manpower Switzerland had been acquired at the beginning of 2018, are estimated as follows:

	Year Ended December 31,
	2019	2018
Revenues from services	$20,957.9	$22,452.6

Other Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding Manpower Switzerland and Experis AG, net of cash acquired, for the years ended December 31, 2019, 2018 and 2017 was $47.7, $51.8 and $45.7, respectively. The 2019 balance includes consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $13.0 had been recognized as a liability at the acquisition date. The 2018 balance includes initial acquisition payments of $9.1 and contingent consideration payments of $42.7, of which $18.6 had been recognized as a liability at the acquisition date. The 2017 balance includes initial acquisition payments of $32.7 and contingent consideration related to previous acquisitions of $13.0, of which $10.3 was related to our 2015 acquisition of 7S Group GmbH ("7S") in Germany.

As of December 31, 2019, goodwill and intangible assets resulting from the 2019 acquisitions, excluding Manpower Switzerland, were $14.2 and $9.0, respectively. As of December 31, 2018, goodwill and intangible assets resulting from the 2018 acquisitions were $6.1 and $0.7, respectively.

ManpowerGroup Greater China Limited Disposition

On July 10, 2019, our joint venture in Greater China, ManpowerGroup Greater China Limited, became listed on the Main Board of the Stock Exchange of Hong Kong Limited through an initial public offering. Prior to the initial public offering, we owned a 51% controlling interest in the joint venture and consolidated the financial position and results of its operations into our Consolidated Financial Statements as part of our APME segment. As a result of the offering, in which ManpowerGroup Greater China Limited issued new shares representing 25% of the equity of the company, our ownership interest was diluted to 38.25%, and then further diluted to 36.87% as the underwriters exercised their overallotment option in full on August 7, 2019. As a result, we deconsolidated the joint venture as of the listing date and account for our remaining interest under the equity method of accounting and record our share of equity income or loss in interest and other expenses (income), net in the Consolidated Statement of Operations. In connection with the deconsolidation of the joint venture, we recognized a one-time non-cash gain of $30.4, which was included in selling and administrative expenses in the Consolidated Statement of Operations in the year ended December 31, 2019. Included in the $30.4 was foreign currency translation adjustment losses of $6.2 related to the joint venture from accumulated other comprehensive income.

Other Dispositions

Occasionally, we dispose of parts of our operations in order to optimize our global strategic and geographic footprint and synergies. In December 2018, we sold one of our business units in the Netherlands for an after tax net gain of $3.8 and divested a majority interest in a fully consolidated entity in China for an immaterial gain.

(5) Income Taxes

The provision for income taxes was as follows:

Year Ended December 31	2019	2018	2017
Current
United States
Federal	$16.7	$17.2	$211.7
State	2.5	10.8	8.4
Non-United States	243.6	181.9	168.6
Total current	262.8	209.9	388.7
Deferred
United States
Federal	(22.1)	(7.5)	(178.2)
State	1.1	1.0	(0.8)
Non-United States	(22.0)	(5.4)	(17.8)
Total deferred	(43.0)	(11.9)	(196.8)
Total provision	$219.8	$198.0	$191.9

A tax reconciliation between taxes computed at the United States federal statutory rate of 21% for 2019 and 2018 and 35% for 2017 and the consolidated effective tax rate is as follows:

Year Ended December 31	2019	2018	2017
Income tax based on statutory rate	$143.9	$158.5	$258.1
Increase (decrease) resulting from:
Non-United States tax rate difference:
French business tax(1)	54.9	59.1	46.9
French CICE(2)	—	(39.9)	(77.1)
Other(1)(2)	37.3	20.0	(28.6)
Repatriation of non-United States earnings(2)(3)	(17.8)	2.5	69.7
State income taxes, net of federal benefit	3.1	8.2	1.1
Change in valuation allowance	20.0	0.7	(6.9)
Work Opportunity Tax Credit	(10.4)	(8.8)	(10.5)
Foreign-Derived Intangible Income deduction	(11.9)	(12.5)	—
United States Tax Act and French tax reform(3)	—	3.2	(73.7)
Goodwill impairment(4)	11.9	—	—
Gain related to Manpower Switzerland and Greater China transactions(5)	(22.8)	—	—
Other, net	11.6	7.0	12.9
Tax provision	$219.8	$198.0	$191.9

(1) The French business tax is allowed as a deduction for French income tax purposes. The gross amount of the French business tax was $69.5, $74.8 and $72.1 for 2019, 2018 and 2017, respectively. The amounts in the table above of $54.9, $59.1 and $46.9 for 2019, 2018 and 2017, respectively, represent the French business tax expense net of the French tax benefit using the United States federal rate of 21% for 2019 and 2018 and 35% for 2017. Included in Other Non-United States tax rate differences are a benefit of $9.3 and $10.1 for 2019 and 2018, respectively, and an expense of $0.4 for 2017 related to the difference between the United States federal rate and the French tax rate applied to the respective gross amounts of the French business tax.

(2) The French CICE was a payroll tax credit that was tax-free for French tax purposes and increased French earnings. The amounts in the table above of $39.9 and $77.1 for 2018 and 2017, respectively, represent the French tax benefits using the United States federal rate of 21% for 2018 and 35% for 2017. Included in Other Non-United States tax rate differences are a benefit of $25.5 for 2018 and an expense of $1.3 for 2017 related to the difference between the United States federal rate and French tax rate applied to the respective gross French CICE amounts. In January 2019, the French government replaced the CICE subsidy with new subsidies that are taxable.

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

(4) Non-deductible portion of the goodwill impairment charge recorded in Germany in June 2019.

(5) Non-taxable gains on the disposition of our previously held equity interest in Manpower Switzerland in April 2019 and the deconsolidation of ManpowerGroup Greater China Limited in July 2019.

Deferred income taxes are recorded based on temporary differences at the tax rate expected to be in effect when the temporary differences reverse. The Tax Act significantly impacted our deferred income taxes. Temporary differences, which give rise to the deferred taxes, are as follows:

December 31	2019	2018
Future Income Tax Benefits (Expense)
Accrued payroll taxes and insurance	$12.8	$13.8
Employee compensation payable	27.2	17.8
Pension and postretirement benefits	62.3	46.9
Intangible assets	(108.7)	(102.1)
Repatriation of non-United States earnings	(8.8)	(15.3)
Loans denominated in foreign currencies	(16.4)	(19.6)
Operating lease ROU assets	(115.8)	—
Operating lease liabilities	118.1	—
Net operating losses	89.5	100.5
Other	135.0	97.4
Valuation allowance	(87.8)	(72.4)
Total future tax benefits	$107.4	$67.0
Deferred tax asset	$126.2	$99.3
Deferred tax liability	(18.8)	(32.3)
Total future tax benefits	$107.4	$67.0

Pre-tax earnings of non-United States operations were $416.6, $551.0 and $514.9 in 2019, 2018 and 2017, respectively. We have not provided deferred taxes on $371.5 of unremitted earnings of non-United States subsidiaries that are considered permanently invested. As of December 31, 2019, deferred taxes for non-United States withholding and other taxes were provided on $1,867.0 of unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2019 and 2018, we have recorded a deferred tax liability of $8.8 and $15.3, respectively, related to these non-United States earnings that may be remitted.

We had United States federal and non-United States net operating loss carryforwards and United States state net operating loss carryforwards totaling $399.4 and $169.2, respectively, as of December 31, 2019. The net operating loss carryforwards expire as follows:

	United States Federal and Non-United States	United States State
2020	$2.1	$0.2
2021	5.3	3.0
2022	3.8	11.1
2023	3.9	9.8
2024	5.7	57.3
Thereafter	25.2	87.8
No expirations	353.4	—
Total net operating loss carryforwards	$399.4	$169.2

We have recorded a deferred tax asset of $89.5 as of December 31, 2019, for the benefit of these net operating losses. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. A related valuation allowance of $72.7 was recorded as of December 31, 2019, as management believed that realization of certain net operating loss carryforwards is unlikely.

As of December 31, 2019, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $69.5 that would favorably affect the effective tax rate if recognized. During 2019, we filed our 2018 United States federal tax return with a position related to the transition tax imposed as part of the Tax Act, resulting in an increase to our unrecognized tax benefits of $32.0 with minimal impact to the tax provision. We do not expect our unrecognized tax benefits to change significantly over the next year.

As of December 31, 2018, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $34.2.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. In 2019, we accrued net interest and penalties of $1.6. In 2018, we recognized a reduction of interest and penalties due to the settlement of tax litigation of $18.4. We accrued net interest and penalties of $0.2 in 2017.

The following table summarizes the activity related to our unrecognized tax benefits during 2019, 2018 and 2017:

	2019	2018	2017
Gross unrecognized tax benefits, beginning of year	$32.2	$46.1	$23.8
Increases in prior year tax positions	35.7	11.4	27.1
Decreases in prior year tax positions	(2.6)	(1.8)	(1.2)
Increases for current year tax positions	4.7	5.9	6.6
Expiration of statute of limitations and audit settlements	(4.1)	(29.4)	(10.2)
Gross unrecognized tax benefits, end of year	$65.9	$32.2	$46.1
Potential interest and penalties	3.6	2.0	20.4
Balance, end of year	$69.5	$34.2	$66.5

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2012 through 2019 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of December 31, 2019, we were subject to tax audits in Austria, Canada, Denmark, Germany, Israel, and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(6) Net Earnings Per Share

The calculation of net earnings per share - basic and net earnings per share - diluted were as follows:

Year Ended December 31	2019	2018	2017
Net earnings available to common shareholders:	$465.7	$556.7	$545.4
Weighted-average common shares outstanding (in millions):
Weighted-average common shares outstanding - basic	59.9	64.6	67.1
Effect of dilutive securities - stock options	—	0.1	0.2
Effect of other share-based awards	0.4	0.4	0.6
Weighted-average common shares outstanding - diluted	60.3	65.1	67.9
Net earnings per share - basic	$7.78	$8.62	$8.13
Net earnings per share - diluted	$7.72	$8.56	$8.04

There were certain share-based awards excluded from the calculation of net earnings per share - diluted for the year ended December 31, 2019 and 2018, because their impact was anti-dilutive. No share-based awards were excluded from the calculation for the year ended December 31, 2017. The number, exercise prices and weighted-average remaining life of these antidilutive awards were as follows:

	2019	2018	2017
Shares (in thousands)	401	264	—
Exercise price	$99	$109	$—
Weighted-average remaining life	0.9 years	1.2 years	—

(7) Goodwill

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Right Management	Corporate(3)	Total(4)
Balance, January 1, 2018	$519.2	$121.9	$468.1	$106.2	$62.1	$65.5	$1,343.0
Goodwill acquired	4.6	—	—	1.5	—	—	6.1
Goodwill allocated to business units sold	—	—	(8.8)	—	—	—	(8.8)
Currency impact and other	(3.9)	(9.7)	(23.9)	(5.7)	—	—	(43.2)
Balance, December 31, 2018	519.9	112.2	435.4	102.0	62.1	65.5	1,297.1
Goodwill acquired	14.2	33.8	—	—	—	—	48.0
Goodwill allocated to business units deconsolidated(5)	—	—	—	(18.5)	—	(1.6)	(20.1)
Impairment charge(6)	—	—	(60.2)	(3.8)	—	—	(64.0)
Currency impact and other	1.5	(1.2)	(0.6)	(0.6)	—	—	(0.9)
Balance, December 31, 2019	$535.6	$144.8	$374.6	$79.1	$62.1	$63.9	$1,260.1

(1) Balances related to United States were $476.5 as of January 1, 2018 and December 31, 2018, respectively, and $490.3 as of December 31, 2019.

(2) Balances related to France were $76.3, $68.9 and $67.3 as of January 1, 2018, December 31, 2018 and December 31, 2019, respectively. Balances related to Italy were $5.0, $4.8 and $4.6 as of January 1, 2018, December 31, 2018 and December 31, 2019, respectively.

(3) The majority of the Corporate balance as of December 31, 2019 relates to goodwill attributable to our acquisition of Jefferson Wells ($55.5) which is part of the United States reporting unit. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See the table below for the breakout of goodwill balances by reporting unit.

(4) Balances were net of accumulated impairment loss of $513.4 ($235.2 related to Right Management and $278.2 related to Corporate) as of January 1, 2018 and December 31, 2018, respectively, and $577.4 ($60.2 related to Northern Europe, $3.8 related to APME, $235.2 related to Right Management and $278.2 related to Corporate) as of December 31, 2019.

(5) Reductions relate to our China and Hong Kong reporting units, which were deconsolidated as of July 10, 2019. See Note 4 to the Consolidated Financial Statements for further information.

(6) The impairment charges of $60.2 and $3.8 relate to our Germany and New Zealand reporting units, respectively, which were recorded during the second quarter of 2019. See Note 1 to the Consolidated Financial Statements for further information.

Goodwill balances by reporting unit were as follows:

December 31	2019	2018
United States	$545.8	$532.0
Netherlands	109.5	112.0
United Kingdom	97.3	93.7
France	67.3	68.9
Germany	67.2	129.2
Right Management	62.1	62.1
Other reporting units	310.9	299.2
Total goodwill	$1,260.1	$1,297.1

(8) Debt

Information concerning short-term borrowings is as follows:

December 31	2019	2018
Short-term borrowings	$61.0	$49.9
Weighted-average interest rates	7.7%	8.4%

We maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2019, such uncommitted credit lines totaled $324.1, of which $253.6 was unused. Under our revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Due to these limitations, additional borrowings of $229.5 could have been made under these lines as of December 31, 2019.

A summary of long-term debt is as follows:

December 31	2019	2018
Euro-denominated notes:
€500.0 due June 2026	$555.8	$567.8
€400.0 due September 2022	447.1	456.8
Other	9.5	0.9
	1,012.4	1,025.5
Less current maturities	—	0.2
Long-term debt	$1,012.4	$1,025.3

Euro Notes

On June 22, 2018, we offered and sold €500.0 aggregate principal amount of the Company’s 1.750% notes due June 2026 (the “€500.0 notes”). The net proceeds from the €500.0 notes of €495.7 were used to repay our €350.0 notes due June 22, 2018, with the remaining balance used for general corporate purposes, which included share repurchases. The €500.0 notes were issued at a price of 99.564% to yield an effective interest rate of 1.809%. Interest on the €500.0 notes is payable in arrears on June 22 of each year. The €500.0 notes are unsecured senior obligations and will rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

Our €400.0 aggregate principal amount 1.875% notes (the "€400.0 notes") are due September 2022. When the notes mature, we plan to repay the amounts with available cash, borrowings under our $600.0 revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we decide to replace either the €500.0 notes or the €400.0 notes.

Both the €500.0 notes and €400.0 notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2019. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See Note 12 to the Consolidated Financial Statements for further information.)

Revolving Credit Agreement

We have a Five Year Credit Agreement with a syndicate of commercial banks with a termination date of June 18, 2023. The Credit Agreement allows for borrowing of $600.0 in various currencies, and up to $150.0 may be used for the issuance of stand-by letters of credit. We had no borrowings under this facility as of both December 31, 2019 and 2018. Outstanding letters of credit issued under the Credit Agreement totaled $0.5 as of both December 31, 2019 and 2018. Additional borrowings of $599.5 were available to us under the facility as of both December 31, 2019 and 2018.

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

Debt Maturities

The maturities of long-term debt payable within each of the four years subsequent to December 31, 2020 are as follows: 2021 - $0.1, 2022 - $454.5, 2023 - $2.0, 2024 - $0.0.

(9) Retirement and Deferred Compensation Plans

For all of our United States defined benefit and retiree health care plans, we adopted the Society of Actuaries’ Pri-2012 Mortality Table with MP-2019 Mortality Improvement Scale in determining the plans’ benefit obligations as of December 31, 2019.

Defined Benefit Pension Plans

We sponsor several qualified and nonqualified pension plans covering permanent employees. In 2019, a new pension plan was added as a result of our acquisition of the remaining controlling interest in Manpower Switzerland. (See Note 4 to the Consolidated Financial Statements for further information.)

The reconciliation of the changes in the plans’ benefit obligations and the fair value of plan assets and the funded status of the plans are as follows:

	United States Plans		Non-United States Plans
Year Ended December 31	2019	2018	2019	2018
Change in Benefit Obligation
Benefit obligation, beginning of year	$48.9	$53.7	$450.0	$489.5
Service cost	—	—	15.1	10.9
Interest cost	1.8	1.6	10.9	10.0
Acquisitions	—	—	201.2	—
Settlements	—	—	(40.9)	—
Transfers	—	—	52.7	1.2
Actuarial loss (gain)	6.3	(2.0)	100.1	(28.0)
Plan participant contributions	—	—	9.0	0.2
Benefits paid	(4.2)	(4.4)	(11.3)	(10.5)
Currency exchange rate changes	—	—	8.0	(23.3)
Benefit obligation, end of year	$52.8	$48.9	$794.8	$450.0

	United States Plans		Non-United States Plans
Year Ended December 31	2019	2018	2019	2018
Change in Plan Assets
Fair value of plan assets, beginning of year	$36.1	$38.7	$354.1	$376.7
Actual return on plan assets	4.4	(0.7)	69.5	(2.4)
Acquisitions	—	—	196.8	—
Settlements	—	—	(40.9)	—
Transfers	—	—	51.6	(0.3)
Plan participant contributions	—	—	9.0	0.2
Company contributions	2.5	2.5	15.4	9.2
Benefits paid	(4.2)	(4.4)	(11.3)	(10.5)
Currency exchange rate changes	—	—	11.2	(18.8)
Fair value of plan assets, end of year	$38.8	$36.1	$655.4	$354.1
Funded Status at End of Year
Funded status, end of year	$(14.0)	$(12.8)	$(139.4)	$(95.9)
Amounts Recognized
Noncurrent assets	$15.0	$15.0	$41.4	$46.9
Current liabilities	(2.5)	(2.5)	(0.7)	(0.5)
Noncurrent liabilities	(26.5)	(25.3)	(180.1)	(142.3)
Net amount recognized	$(14.0)	$(12.8)	$(139.4)	$(95.9)

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of:

	United States Plans		Non-United States Plans
Year Ended December 31	2019	2018	2019	2018
Net loss	$15.8	$13.7	$50.5	$16.5
Prior service cost	—	—	7.8	7.7
Total	$15.8	$13.7	$58.3	$24.2

The accumulated benefit obligation for our plans that have plan assets was $717.2 and $390.4 as of December 31, 2019 and 2018, respectively. The accumulated benefit obligation for some of our plans exceeded the fair value of plan assets as follows:

December 31	2019	2018
Accumulated benefit obligation	$163.8	$129.4
Plan assets	80.4	67.0

The projected benefit obligation for some of our plans exceeded the fair value of plan assets as follows:

December 31	2019	2018
Projected benefit obligation	$414.6	$135.8
Plan assets	324.3	67.0

The Swiss plan that we acquired during 2019 was underfunded, resulting in the significant increase in the amounts above.

By their nature, certain of our plans do not have plan assets. The accumulated benefit obligation for these plans was $100.4 and $86.0 as of December 31, 2019 and 2018, respectively.

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for all plans were as follows:

Year Ended December 31	2019	2018	2017
Net Periodic Benefit Cost
Service cost	$15.1	$10.9	$10.1
Interest cost	12.7	11.6	10.6
Expected return on assets	(12.9)	(10.6)	(10.8)
Settlements	0.4	—	—
Net loss	1.2	1.4	0.9
Prior service cost	0.7	0.6	0.4
Net periodic benefit cost	17.2	13.9	11.2
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income/Loss
Net loss (gain)	45.5	(16.6)	(1.5)
Prior service cost	1.0	1.4	2.9
Amortization of net loss	(1.6)	(1.4)	(0.9)
Amortization of prior service cost	(0.7)	(0.6)	(0.4)
Total recognized in other comprehensive income/loss	44.2	(17.2)	0.1
Total recognized in net periodic benefit cost and other comprehensive income/loss	$61.4	$(3.3)	$11.3

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 are $3.1 and $0.7, respectively.

The weighted-average assumptions used in the measurement of the benefit obligation were as follows:

	United States Plans		Non-United States Plans
Year Ended December 31	2019	2018	2019	2018
Discount rate	2.5%	4.2%	1.1%	2.4%
Rate of compensation increase	3.0%	3.0%	1.7%	1.8%

The weighted-average assumptions used in the measurement of the net periodic benefit cost were as follows:

	United States Plans			Non-United States Plans
Year Ended December 31	2019	2018	2017	2019	2018	2017
Discount rate - service cost	4.2%	3.6%	4.1%	1.8%	2.1%	2.2%
Discount rate - interest cost	4.2%	3.2%	3.3%	1.8%	2.1%	2.2%
Expected long-term return on plan assets	4.3%	4.5%	4.8%	2.7%	2.7%	2.8%
Rate of compensation increase	3.0%	3.0%	3.0%	1.7%	1.8%	1.7%

We determine our assumption for the discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the end of each fiscal year.

Our overall expected long-term rate of return used in the measurement of the 2019 net periodic benefit cost on United States plan assets was 4.3%, while the rates of return on our non-United States plans varied by country and ranged from 1.4% to 3.5%. For a majority of our plans, a building block approach has been employed to establish this return. Historical markets are studied and long-term historical relationships between equity securities and fixed income instruments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over time. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. We also use guaranteed insurance contracts for four of our foreign plans. Peer data and historical returns are reviewed to check for reasonableness and appropriateness of our expected rate of return.

Projected salary levels utilized in the determination of the projected benefit obligation for the pension plans are based upon historical experience and the future expectations for each respective country.

Our plans’ investment policies are to optimize the long-term return on plan assets at an acceptable level of risk and to maintain careful control of the risk level within each asset class. Our long-term objective is to minimize plan expenses and contributions by outperforming plan liabilities. We have historically used a balanced portfolio strategy based primarily on a target allocation of equity securities and fixed-income instruments, which vary by location. These target allocations, which are similar to the 2019 allocations, are determined based on the favorable risk tolerance characteristics of the plan and, at times, may be adjusted within a specified range to advance our overall objective.

The fair values of our Level 1 and Leve 2 pension plan assets are primarily determined by using market quotes and other relevant information that is generated by market transactions involving identical or comparable assets. Insurance contracts and annuity contracts are measured at the present value of expected future benefit payments primarily using associated interest curves. Hedge funds consist of a number of diversified funds including those investing in international securities, equity and private partnership interests valued using market available data and various models and assumptions.

The fair value of our pension plan assets by asset category was as follows:

	United States Plans				Non-United States Plans
	Fair Value Measurements Using				Fair Value Measurements Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents(1)	$5.8	$—	$5.8	$—	$5.5	$5.5	$—	$—
Equity securities:
Mutual funds	7.8	7.8	—	—	98.0	98.0	—	—
Common stock	—	—	—	—	22.3	22.3	—	—
Fixed income instruments:
Fixed income funds	25.2	—	25.2	—	160.0	—	160.0	—
Annuity contract	—	—	—	—	52.5	—	—	52.5
Bonds	—	—	—	—	37.0	—	37.0	—
Guaranteed insurance contracts	—	—	—	—	18.5	—	18.5	—
Other types of investments:
Insurance contracts	—	—	—	—	130.6	—	—	130.6
Real estate funds	—	—	—	—	93.3	—	87.3	6.0
Hedge funds	—	—	—	—	29.3	—	9.6	19.7
Other	—	—	—	—	8.4	—	2.4	6.0
	$38.8	$7.8	$31.0	$—	$655.4	$125.8	$314.8	$214.8

(1) This category includes a prime obligations money market portfolio.

	United States Plans				Non-United States Plans
	Fair Value Measurements Using				Fair Value Measurements Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents(1)	$5.1	$—	$5.1	$—	$35.5	$35.5	$—	$—
Equity securities:
Mutual funds	6.3	6.3	—	—	30.5	30.5	—	—
Fixed income instruments:
Fixed income funds	24.7	—	24.7	—	99.4	—	99.4	—
Annuity contract	—	—	—	—	46.2	—	—	46.2
Guaranteed insurance contracts	—	—	—	—	17.7	—	17.7	—
Bank loans	—	—	—	—	8.9	—	8.9	—
Other types of investments:
Insurance contracts	—	—	—	—	107.7	—	—	107.7
Real estate funds	—	—	—	—	8.2	—	8.2	—
	$36.1	$6.3	$29.8	$—	$354.1	$66.0	$134.2	$153.9

(1) This category includes a prime obligations money market portfolio.

Certain asset categories in the prior year have been reclassified in order to consolidate for presentation purposes and to conform to current year presentation.

The following table summarizes the changes in fair value of the pension assets that are measured using Level 3 inputs. We determined that transfers between fair-value-measurement levels occurred on the date of the event that caused the transfer.

Year Ended December 31	2019	2018
Balance, beginning of year	$153.9	$108.8
Actual return on plan assets	30.5	4.2
Acquisitions	27.6	—
Transfers	—	46.2
Purchases, sales and settlements, net	2.5	(0.3)
Currency exchange rate changes	0.3	(5.0)
Balance, end of year	$214.8	$153.9

Retiree Health Care Plan

We provide medical and dental benefits to certain eligible retired employees in the United States. Due to the nature of the plan, there are no plan assets. The reconciliation of the changes in the plan’s benefit obligation and the statement of the funded status of the plan were as follows:

Year Ended December 31	2019	2018
Change in Benefit Obligation
Benefit obligation, beginning of year	$13.7	$14.9
Interest cost	0.5	0.5
Actuarial loss (gain)	0.8	(0.5)
Benefits paid	(0.9)	(1.2)
Benefit obligation, end of year	$14.1	$13.7
Funded Status at End of Year
Funded status, end of year	$(14.1)	$(13.7)
Amounts Recognized
Current liabilities	$(1.1)	$(1.1)
Noncurrent liabilities	(13.0)	(12.6)
Net amount recognized	$(14.1)	$(13.7)

The amount recognized in accumulated other comprehensive loss, net of tax, consists of a net loss of $1.5 and $0.9 as of December 31, 2019 and 2018, respectively, and a prior service credit of $3.5 and $4.1 as of December 31, 2019 and 2018, respectively.

The discount rate used in the measurement of the benefit obligation was 3.0% and 4.2% in 2019 and 2018, respectively. The discount rate used in the measurement of net periodic benefit cost was 4.2%, 3.2% and 4.0% in 2019, 2018, and 2017, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive loss for this plan were as follows:

Year Ended December 31	2019	2018	2017
Net Periodic Benefit Credit
Interest cost	$0.5	$0.5	$0.6
Net loss	—	0.1	0.1
Prior service credit	(0.8)	(0.8)	(0.8)
Net periodic benefit credit	$(0.3)	$(0.2)	$(0.1)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income/Loss
Net loss (gain)	$0.8	$(0.5)	$(0.3)
Amortization of net loss	—	(0.1)	(0.1)
Amortization of prior service credit	0.8	0.8	0.8
Total recognized in other comprehensive income/loss	1.6	0.2	0.4
Total recognized in net periodic benefit cost and other comprehensive income/loss	$1.3	$—	$0.3

The estimated net loss and prior service credit for the retiree health care plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 are $0.1 and $0.8, respectively.

The health care cost trend rate is assumed to be 6.8% for 2020, decreasing gradually to an ultimate rate of 4.5% in 2027. Assumed health care cost trend rates are not expected to have a material effect on the amounts reported.

Future Contributions and Payments

During 2020, we plan to contribute approximately $16.0 to our pension plans and to fund our retiree health care payments as incurred. Projected benefit payments from the plans as of December 31, 2019 were estimated as follows:

Year	Pension Plans	Retiree Health Care Plan
2020	$86.0	$1.1
2021	35.3	1.1
2022	25.6	1.1
2023	23.2	1.1
2024	25.3	1.0
2025–2029	142.0	4.7
Total projected benefit payments	$337.4	$10.1

Defined Contribution Plans and Deferred Compensation Plans

We have defined contribution plans covering substantially all permanent United States employees and various other employees throughout the world. With our company-sponsored plans, employees may elect to contribute a portion of their salary to the plans and we match a portion of their contributions up to a maximum percentage of the employee’s salary. In addition, profit sharing contributions are made if a targeted earnings level is reached at management’s discretion. The total expense for our match and any profit sharing contributions was $16.9, $17.7 and $17.6 for the years ended December 31, 2019, 2018 and 2017, respectively. In certain countries with statutory defined contribution plans, we pay a percentage of the employees' salary in pension premiums. The total expense for the statutory defined contribution plans was $32.1, $37.4 and $35.6 for the years ended December 31, 2019, 2018 and 2017, respectively.

We also have deferred compensation plans in the United States. One of the plans had an asset and liability of $106.2 and $88.5 as of December 31, 2019 and 2018, respectively, with the remaining plans holding immaterial amounts of assets and liabilities.

(10) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

December 31	2019	2018
Foreign currency translation	$(260.5)	$(223.2)
Translation gain (loss) on derivative instruments, net of income taxes of $(9.1) and $(12.9), respectively	13.1	(4.7)
Translation loss on long-term intercompany loans	(121.5)	(137.2)
Defined benefit pension plans, net of income taxes of $(30.9) and $(23.2), respectively	(74.1)	(37.9)
Retiree health care plan, net of income taxes of $1.6 and $2.0, respectively	2.0	3.2
Accumulated other comprehensive loss	$(441.0)	$(399.8)

(11) Interest and Other (Income) Expenses, Net

Interest and other (income) expenses, net consisted of the following:

Year Ended December 31	2019	2018	2017
Interest expense	$44.4	$47.0	$49.4
Interest income	(6.0)	(6.0)	(4.8)
Foreign exchange loss	6.7	1.4	0.8
Miscellaneous (income) expense, net (1)	(85.7)	(0.4)	6.5
Interest and other (income) expenses, net	$(40.6)	$42.0	$51.9

(1) Includes an $80.4 gain related to our acquisition of the remaining controlling interest in Manpower Switzerland. See Note 4 to the Consolidated Financial Statements for further information.

(12) Derivative Financial Instruments

We are exposed to various market risks relating to our ongoing business operations. The primary market risks, which are managed using derivative instruments, are foreign currency exchange rate risk and interest rate risk. In certain circumstances, we enter into cross-currency swaps and foreign currency forward exchange contracts (“forward contracts”) to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We have historically managed interest rate risk through the use of a combination of fixed and variable rate borrowings.

Net Investment Hedges

We use cross-currency swaps, forward contracts and a portion of our foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in certain of our foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of our net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in foreign currency translation adjustments, a component of accumulated other comprehensive income (“AOCI”), to offset the changes in the values of the net investments being hedged. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the change in the carrying value of the designated portion of the non-derivative financial instrument due to changes in foreign currency exchange rates is recorded in foreign currency translation adjustments.

The €400.0 ($447.1) notes due September 2022 and the €500.0 ($555.8) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of December 31, 2019.

In September 2019, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency. The hedging relationship is expected to be perfectly effective, as the critical terms of the swap match the designated hedge. Effectiveness will be assessed prospectively and retrospectively every reporting period by confirming these conditions continue to be met. If they are no longer met at any time during the relationship, the hypothetical derivative method will be used to assess hedge effectiveness.

The effect of our net investment hedges on AOCI for the year ended December 31, 2019, and 2018 was as follows:

				Gain (Loss) Reclassified
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified	from AOCI into Income
	Year Ended December 31,		from AOCI into Income	Year Ended December 31,
Instrument	2019	2018		2019	2018
Euro Notes	$22.9	$45.4	Interest and other (income) expenses, net	$—	$—
Cross-currency swaps	(9.0)	—	Interest and other (income) expenses, net	8.7	—

Cash Flow Hedges

We use cross-currency swaps to hedge the changes in cash flows of certain of our foreign currency denominated debt due to changes in foreign currency exchange rates. For our cross-currency swaps, we record the change in carrying value of the foreign currency denominated debt due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in other comprehensive income (“OCI”) with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates.

In April 2019, we entered into a cross-currency swap agreement to convert our intercompany fixed-rate, CHF denominated note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swap agreement is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €202.3 with a fixed annual interest rate of 1.256%. This hedging arrangement has been designated as a cash flow hedge. The swap matures in April 2022, which matches the term of the intercompany note. Gains and losses from the hedge offset the changes in the value of principal and interest payments as a result of changes in foreign exchange rates. In September 2019, we entered into to a cross-currency swap agreement to convert an additional intercompany fixed-rate CHF note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swap is identical to the original April 2019 swap, and fixes the principal of €55.4 with a fixed interest rate of 1.143%. The swap matures in September 2022, which matches the term of the intercompany note.

We assessed the hedging relationship at the inception of the hedge in order to determine whether the derivatives that are used in the hedging transaction are highly effective in offsetting the cash flows of the hedged item and will continue to assess the relationship on an ongoing basis. We apply the hypothetical derivative method in conjunction with regression analysis using a third-party valuation to measure effectiveness of our cross-currency swap agreement.

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on OCI, AOCI and earnings for the year ended December 31, 2019, and 2018:

				Gain Reclassified
	Gain Recognized in OCI			from AOCI into Income
	Year Ended December 31,		Location of Gain Reclassified	Year Ended December 31,
Instrument	2019	2018	from AOCI into Income	2019	2018
Cross-currency swaps	$7.3	$—	Interest and other (income) expenses, net	$8.3	$—

We expect the net amount of pre-tax derivative gains and losses included in AOCI at December 31, 2019 to be reclassified into earnings to approximate $10.0 over the next twelve months. The actual amount that will be reclassified to earnings will vary due to future currency exchange rates.

Non-Designated Instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the year ended December 31, 2019 was as follows:

	Location of Gain	Amount of Gain Recognized in Income
Instrument	Recognized in Income	Year Ended December 31,
		2019	2018
Foreign currency forward contracts	Interest and other (income) expenses, net	$11.9	$—

Derivative and Non-Derivative Assets and Liabilities

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of December 31, 2019, and 2018:

	Assets
		December 31,
	Balance Sheet Location	2019	2018
Instruments designated as cash flow hedges:
Cross-currency swaps	Prepaid expenses and other assets	$9.7	$—
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts receivable, net	—	0.1
Total instruments		$9.7	$0.1

	Liabilities
		December 31,
	Balance Sheet Location	2019	2018
Instruments designated as net investment hedges:
Euro Notes	Long-term debt	$1,002.9	$1,024.6
Cross-currency swaps	Accrued liabilities	6.0	—
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	—	0.1
Total instruments		$1,008.9	$1,024.7

The fair value measurements of these items recorded in our Consolidated Balance Sheets for the years ended December 31, 2019 and 2018 are disclosed in Note 1 to the Consolidated Financial Statements.

(13) Leases

The components of lease expense were as follows:

Year Ended
December 31, 2019
Operating lease expense	$153.5
Short-term lease expense	17.6
Other lease expense(1)	15.8
Total lease expense	$186.9

(1) Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

Year Ended
Supplemental Cash Flow Information	December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$150.1
Operating ROU assets obtained in exchange for lease obligations	129.3

December 31,
Supplemental Balance Sheet Information	2019
Operating Leases

Operating lease ROU assets	$448.5

Operating lease liabilities - current(1)	$122.1
Operating lease liabilities - long-term	336.7
Total operating lease liabilities	$458.8

(1) Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

Weighted Average Remaining Lease Term
Operating leases	5.6 years
Weighted Average Discount Rate
Operating leases	3.1%

Maturities of operating lease liabilities as of December 31, 2019 were as follows:

(In millions)
Period Ending December 31, 2019	Operating Leases
2020	$133.8
2021	102.7
2022	78.7
2023	54.1
2024	38.6
Thereafter	96.0
Total future undiscounted lease payments	$503.9
Less imputed interest	$(45.1)
Total operating lease liabilities	$458.8

Maturities of operating leases accounted for under ASC 840 as liabilities as of December 31, 2018 were as follows:

(In millions)
Period Ending December 31, 2018	Operating Leases
2019	$151.4
2020	115.2
2021	85.5
2022	65.0
2023	44.1
Thereafter	105.6
Total minimum lease payments	$566.8

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

The Americas, Southern Europe, Northern Europe and APME segments derive a significant majority of their revenues from the placement of contingent workers. The remaining revenues within these segments are derived from other workforce solutions and services, including ManpowerGroup Solutions (RPO, MSP, Proservia and Talent Based Outsourcing (TBO)), recruitment and assessment, and training and development. The Right Management segment revenues are derived from career management and talent management services. Segment revenues represent sales to external clients. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole. Due to the nature of our business, we generally do not have export sales.

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

Total assets for the segments are reported after the elimination of investments in subsidiaries and intercompany accounts.

Year Ended December 31	2019	2018	2017
Revenues from Services(a)
Americas:
United States(b)	$2,507.0	$2,522.3	$2,659.0
Other Americas	1,675.3	1,637.0	1,557.4
	4,182.3	4,159.3	4,216.4
Southern Europe:
France	5,459.7	5,827.7	5,477.2
Italy	1,506.5	1,670.6	1,475.9
Other Southern Europe	2,200.2	1,873.3	1,703.9
	9,166.4	9,371.6	8,657.0
Northern Europe	4,691.3	5,370.5	5,306.4
APME	2,627.2	2,890.3	2,636.4
Right Management	196.3	199.5	218.1
	$20,863.5	$21,991.2	$21,034.3
Operating Unit Profit
Americas:
United States	$113.2	$130.8	$152.1
Other Americas	73.1	73.1	61.2
	186.3	203.9	213.3
Southern Europe:
France	284.3	290.4	280.0
Italy	102.6	111.1	104.5
Other Southern Europe	67.7	66.1	59.4
	454.6	467.6	443.9
Northern Europe	67.1	122.7	140.1
APME	122.6	114.8	98.9
Right Management	30.0	32.8	36.0
	$860.6	$941.8	$932.2
Corporate expenses	(121.9)	(110.0)	(108.4)
Goodwill impairment charge	(64.0)	—	—
Intangible asset amortization expense(c)	(29.8)	(35.1)	(34.6)
Interest and other income (expenses), net	40.6	(42.0)	(51.9)
Earnings before income taxes	$685.5	$754.7	$737.3

(a) Further breakdown of revenues from services by geographical region was as follows:

Revenues from Services	2019	2018	2017
United States	$2,590.6	$2,608.9	$2,758.5
France	5,479.6	5,846.4	5,493.9
Italy	1,508.3	1,673.9	1,479.4
United Kingdom	1,598.6	1,672.1	1,619.2
Total Foreign	18,272.9	19,382.3	18,275.8

(b) The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $14.1, $15.0 and $14.8 for 2019, 2018 and 2017, respectively.

(c) Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Year Ended December 31	2019	2018	2017
Depreciation and Amortization Expense
Americas:
United States	$8.0	$8.2	$9.3
Other Americas	2.3	2.2	2.5
	10.3	10.4	11.8
Southern Europe:
France	13.7	14.0	12.3
Italy	1.8	1.9	1.8
Other Southern Europe	4.9	4.8	4.7
	20.4	20.7	18.8
Northern Europe	9.5	11.0	10.6
APME	5.6	5.7	4.7
Right Management	1.5	2.8	3.7
Corporate expenses	0.1	0.1	0.2
Intangible asset amortization expense(a)	29.8	35.1	34.6
	$77.2	$85.8	$84.4
Earnings from Equity Investments
Americas:
United States	$—	$—	$—
Other Americas	—	—	—
	—	—	—
Southern Europe:
France	—	—	—
Italy	(0.1)	(0.2)	—
Other Southern Europe	47.5	1.7	15.0
	47.4	1.5	15.0
Northern Europe	—	—	—
APME	3.1	(0.3)	—
Right Management	—	—	—
	$50.5	$1.2	$15.0

(a) Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

As of December 31	2019	2018	2017
Total Assets
Americas:
United States	$2,107.8	$1,827.4	$1,781.4
Other Americas	379.2	341.5	329.2
	2,487.0	2,168.9	2,110.6
Southern Europe:
France	2,722.7	2,729.7	2,753.1
Italy	463.4	405.0	436.7
Other Southern Europe	771.0	576.7	596.2
	3,957.1	3,711.4	3,786.0
Northern Europe	1,470.6	1,237.0	1,569.0
APME	707.6	754.0	780.7
Right Management	112.1	127.6	138.1
Corporate(a)	489.4	520.9	499.2
	$9,223.8	$8,519.8	$8,883.6
Equity Investments
Americas:
United States	$—	$—	$—
Other Americas	—	—	—
	—	—	—
Southern Europe:
France	—	—	—
Italy	0.3	0.3	0.4
Other Southern Europe	—	157.8	157.2
	0.3	158.1	157.6
Northern Europe	—	—	—
APME	—	2.3	0.1
Right Management	—	—	—
Corporate	97.5	1.0	1.0
	$97.8	$161.4	$158.7

(a) Corporate assets include assets that were not used in the operations of any segment, the most significant of which were purchased intangibles and cash.

As of and Year Ended December 31	2019	2018	2017
Long-lived Assets(a)
Americas:
United States	$20.0	$19.6	$20.6
Other Americas	8.0	6.0	6.1
	28.0	25.6	26.7
Southern Europe:
France	46.3	49.2	47.9
Italy	5.2	5.0	4.9
Other Southern Europe	23.5	23.4	24.3
	75.0	77.6	77.1
Northern Europe	27.1	29.9	28.0
APME	18.4	21.5	21.4
Right Management	2.2	5.3	8.0
Corporate	0.2	0.1	0.1
	$150.9	$160.0	$161.3
Additions to Long-Lived Assets
Americas:
United States	$8.1	$7.6	$6.7
Other Americas	4.5	2.8	2.4
	12.6	10.4	9.1
Southern Europe:
France	12.8	18.1	15.2
Italy	2.1	2.2	1.7
Other Southern Europe	4.9	5.9	8.8
	19.8	26.2	25.7
Northern Europe	7.6	16.6	11.8
APME	8.0	6.8	6.3
Right Management	0.6	0.2	1.0
Corporate	0.1	0.1	—
	$48.7	$60.3	$53.9

(a) Further breakdown of long-lived assets by geographical region was as follows:

Long-Lived Assets	2019	2018	2017
United States	$20.5	$22.4	$24.9
France	46.9	50.1	49.1
Italy	5.2	5.0	4.9
United Kingdom	5.8	7.0	9.1
Total Foreign	130.4	137.6	136.4

(15) Contingencies

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

On April 26, 2017, the sellers of 7S, a company we acquired in 2015, formally disputed the contingent consideration related to the acquisition, claiming an additional $23.7 (€20.8), plus interest. The dispute was submitted to an arbitration tribunal in Germany. On June 28, 2019, the arbitration forum handed down its decision, rejecting the claims brought by the 7S sellers. Finding in favor of ManpowerGroup, the arbitration tribunal confirmed that no further amounts are owed by us, and also awarded us reimbursement of legal fees and other costs.

Guarantees

We have entered into certain guarantee contracts and stand-by letters of credit that total $845.0 as of December 31, 2019 ($793.4 for guarantees and $51.6 for stand-by letters of credit, respectively). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

(16) Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2019
Revenues from services	$5,044.9	$5,373.1	$5,248.9	$5,196.6	$20,863.5
Gross profit	804.8	870.4	840.3	859.6	3,375.1
Operating profit(a)(b)(d)	105.5	130.8	217.0	191.6	644.9
Net earnings(a)(b)(c)(d)	53.5	127.3	146.1	138.8	465.7
Net earnings per share - basic	$0.88	$2.12	$2.44	$2.35	$7.78
Net earnings per share - diluted(e)	0.88	2.11	2.42	2.33	7.72
Dividends per share	—	1.09	—	1.09	2.18

Year Ended December 31, 2018
Revenues from services	$5,522.4	$5,656.9	$5,418.7	$5,393.2	$21,991.2
Gross profit	885.4	922.7	890.6	880.3	3,579.0
Operating profit(f)	153.8	208.3	216.7	217.9	796.7
Net earnings(f)	97.0	143.4	158.0	158.3	556.7
Net earnings per share - basic	$1.46	$2.18	$2.45	$2.56	$8.62
Net earnings per share - diluted(g)	1.45	2.17	2.43	2.54	8.56
Dividends per share	—	1.01	—	1.01	2.02

(a) Included restructuring costs of $39.8, $31.4 net of tax, recorded in the first quarter.

(b) Included goodwill impairment and related charges of $65.6 recorded in selling and administrative expenses and related tax charges of $10.3 recorded in provision for income taxes in the second quarter.

(c) Included gain of $80.4 from the acquisition of the remaining controlling interest in Manpower Switzerland recorded in interest and other (income) expenses, net in the second quarter.

(d) Included gain of $30.4 from the ManpowerGroup Greater China Limited IPO recorded in the third quarter.

(e) Included in the results are restructuring costs per diluted share of $(0.51) for the first quarter, goodwill and related tax and other charges per diluted share of $(1.26) for the second quarter, Manpower Switzerland acquisition gain per diluted share of $1.32 for the second quarter and ManpowerGroup Greater China Limited IPO gain per diluted share of $0.50 for the third quarter.

(f) Included restructuring costs of $24.0, $18.1 net of tax, and $15.3, $11.8 net of tax, recorded in the first and second quarter, respectively.

(g) Included in the results are restructuring costs per diluted share of $(0.27) and $(0.18) for the first and second quarter, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation we have concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During 2019, we implemented internal controls to ensure we have adequately evaluated our lease portfolio and properly assessed the impact of the new accounting standards related to leases on our financial statements to support the adoption on January 1, 2019. We did not have any significant changes to our internal control over financial reporting due to the adoption of the new standard.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
(a)	Executive Officers. Reference is made to “Executive Officers of ManpowerGroup” in Part I after Item 4.
(b)

Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)

The board of directors has determined that each of Gina R. Boswell, John F. Ferraro, and Paul Read, chair of the audit committee, is an “audit committee financial expert.” Ms. Boswell, Mr. Ferraro, and Mr. Read are all “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

(d)

Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020 under the caption “Election of Directors - Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

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

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020, under the captions "Compensation Discussion and Analysis," "Compensation Tables" and "CEO Pay Ratio;" under the caption “Executive Compensation and Human Resources Committee Interlocks and Insider Participation;” and under the caption “Report of the Executive Compensation and Human Resources Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020, under the caption “Security Ownership of Certain Beneficial Owners,” under the caption “Beneficial Ownership of Directors and Executive Officers,” and under caption “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020, under the caption “Board Independence and Related Party Transactions” and “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020, under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Approval Procedures” in the Audit Committee Report, which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedule.

SCHEDULE II—Valuation and Qualifying Accounts

For the years ended December 31, 2019, 2018 and 2017, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2019	$115.7	$21.8	$(19.1)	$(5.0)	$0.1	$113.5
2018	110.8	23.0	(12.0)	(6.3)	0.2	115.7
2017	98.2	18.1	(17.6)	12.4	(0.3)	110.8

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

4.1

Fiscal and Paying Agency Agreement between the Company and Citibank, N.A., London Branch as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of June 22, 2018 (including the form of Note attached thereto as Schedule I), incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2018.

4.2

Fiscal and Paying Agency Agreement between the Company and Citibank, N.A., as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of September 11, 2015 (including the form of Note attached thereto as Schedule I), incorporated by reference to the Company’s Current Report on Form 8-K dated September 11, 2015.

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1

Amended and Restated Five-Year Credit Agreement dated as of June 18, 2018 among the Company, a syndicate of lenders and Citibank, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2018.

10.2	Manpower Savings Related Share Option Scheme incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. **

10.3

Manpower 1990 Employee Stock Purchase Plan (Amended and Restated effective April 26, 2005), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. **

10.6(a)	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors Under the 2011 Equity Incentive Plan (Amended and Restated January 1, 2020), **

10.6(b)	ManpowerGroup Inc. Compensation for Non-Employee Directors (Amended and Restated Effective January 1, 2020. **

10.6(c)	Severance Agreement between Jonas Prising and the Company dated as of May 2, 2017, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. **

10.6(d)	Severance Agreement between Mara Swan and the Company dated as of December 11, 2017, incorporated by reference to the Company’s Current Report on Form 8-K dated December 12, 2017. **

10.6(e)

Form of Amendment to Severance Agreement entered into between the Company and Jonas Prising and Mara Swan, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. **

10.6(f)	Severance Agreement dated November 8, 2018 between the Company and Richard Buchband. **

10.6(g)	2003 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 28, 2009), incorporated by reference to the Company’s Registration Statement on Form S-8 dated September 4, 2009. **

10.6(h)	Amendment of Manpower Inc. 2003 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. **

10.6(i)

2011 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective April 29, 2014), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. **

10.6(j)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.7(a)	Form of Stock Option Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. **

10.7(b)	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.7(c)	Form of 2014 Career Share Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.7 (d)

Form of 2016 Performance Share Unit Agreement under 2011 Equity Incentive Plan of ManpowerGroup Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016. **

10.7 (e)

Form of 2019 Performance Share Unit Agreement under 2011 Equity Incentive Plan of ManpowerGroup Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2019. **

10.8(a)	Severance Agreement between Ram Chandrashekar and the Company dated August 2, 2018, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. **

10.8(b)	Letter Agreement between Ram Chandrashekar and the Company dated March 8, 2013, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2014. **

10.9(a)	Severance Agreement between John T. McGinnis and the Company dated December 12, 2018, incorporated by reference to the Company's Current Report on Form 8-K dated December 12, 2018. **

10.9(b)	Letter Agreement between John T. McGinnis and the Company dated as of November 17, 2015, incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 2016. **

10.10	ManpowerGroup Inc. Annual Incentive Plan, incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2018. **

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

**    Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWERGROUP INC.

By:	/s/ Jonas Prising
Jonas Prising Chairman and Chief Executive Officer

Date:	February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonas Prising Jonas Prising	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)	February 21, 2020

/s/ John T. McGinnis John T. McGinnis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2020

/s/ Donald Mondano Donald Mondano	Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)	February 21, 2020

Directors: Gina R. Boswell, Cari M. Dominguez, William Downe, John F. Ferraro, Patricia A. Hemingway Hall, Julie M. Howard, Ulice Payne, Jr., Paul Read, Elizabeth P. Sartain, and Michael J. Van Handel

By:	/s/ Richard Buchband
Richard Buchband Attorney-In-Fact*

Date:	February 21, 2020

*    Pursuant to authority granted by powers of attorney, copies of which are filed herewith.