Form 10-Q
period 2020-03-31
ManpowerGroup Inc.
filed 2020-05-08
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

March 31, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at May 6, 2020
Common Stock, $.01 par value	58,050,061

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	March 31, 2020	December 31, 2019

Cash and cash equivalents	$1,099.5	$1,025.8
Accounts receivable, less allowance for doubtful accounts of $114.4 and $113.5, respectively	4,748.5	5,273.1
Prepaid expenses and other assets	211.1	185.6
Total current assets	6,059.1	6,484.5

Other Assets:
Goodwill	1,233.1	1,260.1
Intangible assets, less accumulated amortization of $392.5 and $389.4, respectively	260.2	268.6
Operating lease right-of-use asset	415.7	448.5
Other assets	570.4	618.8
Total other assets	2,479.4	2,596.0

Property and Equipment:
Land, buildings, leasehold improvements and equipment	584.5	605.5
Less: accumulated depreciation and amortization	446.1	462.2
Net property and equipment	138.4	143.3
Total assets	$8,676.9	$9,223.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2020	December 31, 2019
Current Liabilities:
Accounts payable	$2,300.0	$2,474.9
Employee compensation payable	168.2	206.4
Accrued liabilities	531.2	545.4
Accrued payroll taxes and insurance	582.0	649.7
Value added taxes payable	446.3	504.0
Short-term borrowings and current maturities of long-term debt	47.8	61.0
Total current liabilities	4,075.5	4,441.4

Other Liabilities:
Long-term debt	995.6	1,012.4
Long-term operating lease liability	316.7	336.7
Other long-term liabilities	650.1	671.8
Total other liabilities	1,962.4	2,020.9

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 share, issued 117,484,181 and 117,190,883 shares, respectively	1.2	1.2
Capital in excess of par value	3,381.1	3,370.6
Retained earnings	3,495.8	3,494.1
Accumulated other comprehensive loss	(505.8)	(441.0)
Treasury stock at cost, 59,444,304 and 58,517,128 shares, respectively	(3,752.1)	(3,681.9)
Total ManpowerGroup shareholders’ equity	2,620.2	2,743.0
Noncontrolling interests	18.8	18.5
Total shareholders’ equity	2,639.0	2,761.5
Total liabilities and shareholders’ equity	$8,676.9	$9,223.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues from services	$4,619.1	$5,044.9
Cost of services	3,895.1	4,240.1
Gross profit	724.0	804.8
Selling and administrative expenses	686.3	699.3
Operating profit	37.7	105.5
Interest and other expenses	20.5	11.9
Earnings before income taxes	17.2	93.6
Provision for income taxes	15.5	40.1
Net earnings	$1.7	$53.5
Net earnings per share – basic	$0.03	$0.88
Net earnings per share – diluted	$0.03	$0.88
Weighted average shares – basic	58.7	60.6
Weighted average shares – diluted	59.0	61.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2020	2019
Net earnings	$1.7	$53.5
Other comprehensive loss:
Foreign currency translation adjustments	(84.9)	(30.6)
Translation adjustments on derivative instruments, net of income taxes of $5.4 and $5.1, respectively	10.7	17.4
Translation adjustments of long-term intercompany loans	1.5	11.0
Defined benefit pension plans and retiree health care plan, net of income taxes of $7.7 and $0.1, respectively	1.3	0.2
Pension settlement related to a U.S. plan, net of income taxes of $(3.9)	6.6	—
Total other comprehensive loss	(64.8)	(2.0)
Comprehensive (loss) income	$(63.1)	$51.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net earnings	$1.7	$53.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18.6	19.4
Deferred income taxes	(5.0)	2.0
Provision for doubtful accounts	5.2	4.3
Share-based compensation	4.6	4.6
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	378.3	29.4
Other assets	—	(19.4)
Other liabilities	(222.4)	8.1
Cash provided by operating activities	181.0	101.9

Cash Flows from Investing Activities:
Capital expenditures	(9.1)	(10.0)
Proceeds from the sale of subsidiaries, investments, property and equipment	0.8	3.5
Cash used in investing activities	(8.3)	(6.5)

Cash Flows from Financing Activities:
Net change in short-term borrowings	(9.6)	2.3
Proceeds from long-term debt	0.3	0.4
Repayments of long-term debt	(0.1)	(0.1)
Payments of contingent consideration for acquisitions	—	(0.6)
Proceeds from share-based awards	10.0	0.9
Other share-based award transactions	(6.5)	(5.4)
Repurchases of common stock	(63.8)	(101.0)
Cash used in financing activities	(69.7)	(103.5)

Effect of exchange rate changes on cash	(29.3)	(17.5)
Change in cash and cash equivalents	73.7	(25.6)

Cash and cash equivalents, beginning of period	1,025.8	591.9
Cash and cash equivalents, end of period	$1,099.5	$566.3

Supplemental Cash Flow Information:
Interest Paid	$6.0	$5.0
Income taxes paid, net	$19.8	$17.3
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$15.3	$14.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2019	117,190,883	$1.2	$3,370.6	$3,494.1	$(441.0)	$(3,681.9)	$18.5	$2,761.5
Net earnings				1.7				1.7
Other comprehensive loss					(64.8)			(64.8)
Issuances under equity plans	293,298		5.9			(6.4)		(0.5)
Share-based compensation expense			4.6					4.6
Repurchases of common stock						(63.8)		(63.8)
Noncontrolling interest transactions							0.3	0.3
Balance, March 31, 2020	117,484,181	$1.2	$3,381.1	$3,495.8	$(505.8)	$(3,752.1)	$18.8	$2,639.0

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2018	116,795,899	$1.2	$3,337.5	$3,157.7	$(399.8)	$(3,471.7)	$73.6	$2,698.5
Net earnings				53.5				53.5
Other comprehensive loss					(2.0)			(2.0)
Issuances under equity plans	247,325		0.4			(5.3)		(4.9)
Share-based compensation expense			4.6					4.6
Repurchases of common stock						(101.0)		(101.0)
Noncontrolling interest transactions			0.5				0.7	1.2
Balance, March 31, 2019	117,043,224	$1.2	$3,343.0	$3,211.2	$(401.8)	$(3,578.0)	$74.3	$2,649.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2020 and 2019

(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K.

The information furnished reflects all adjustments that, in the opinion of management, were necessary for a fair statement of the Consolidated Financial Statements for the periods presented. Such adjustments were of a normal recurring nature, unless otherwise disclosed.

COVID-19

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and global macroeconomic disruption. Our business, operations and consolidated financial statements for the three months ended March 31, 2020 were significantly negatively impacted by the COVID-19 crisis, especially in the last few weeks of March as market conditions rapidly deteriorated.

By the end of March, significant lockdown measures had been implemented in our main markets in Europe and North America, as well as in certain other countries. There is considerable uncertainty as to when governmental restrictions in different countries may be lifted, and to what degree individuals and businesses will be permitted to resume economic activity, including the re-opening of workplaces that are restricted.  As of the date these unaudited consolidated financial statements are issued, governments in some of our key markets such as France, the United States, Italy, the United Kingdom and Germany still had work-related restrictions in place.

We are continuing to monitor and assess the impacts of the COVID-19 pandemic and we expect that our financial condition, liquidity and future results of operations will continue to be adversely affected. However, we cannot predict with certainty what these impacts will be to the remaining quarters of 2020. For further information on the impacts of COVID-19 on our business, operations and financial results, see Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Allowance for Doubtful Accounts

We have an allowance for doubtful accounts recorded as an estimate of the accounts receivable that may not be collected. This allowance is calculated on an entity-by-entity basis with consideration of historical write-off experience, receivables, market conditions, and a specific review for potential bad debts. Items that affect this balance mainly include bad debt expense and the write-off of accounts receivable balances.

A rollforward of our allowance for doubtful accounts is shown below:

3 Months Ended March 31, 2020
Balance, December 31, 2019	$113.5
Provisions charged to earnings	5.2
Write-offs	(5.5)
Translation adjustments	(2.3)
Reclassifications and other	3.5
Balance, March 31, 2020	$114.4

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

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment tests include; expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates, and a terminal value multiple.

As of the date of our last annual impairment test, performed during the third quarter of 2019, the fair value of each reporting unit was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the Germany reporting unit.  During the second quarter of 2019, we determined that it was more likely than not that the fair value of the Germany reporting unit was below its carrying amount and performed an interim goodwill impairment test. As a result of the interim test, we wrote down the carrying value of the Germany reporting unit to its estimated fair value and recognized a non-cash impairment charge loss of $60.2 million during the second quarter of 2019.

Key assumptions included in the Germany discounted cash flow valuation performed during the third quarter of 2019 included a discount rate of 10.8% and a terminal value revenue growth rate of 2%. Should the operations of the business incur significant declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, including the impact of the COVID-19 pandemic, some or all of the recorded goodwill, which was $65.6 million as of March 31, 2020, could be subject to impairment.

We have experienced declines in the operating results of our reporting units in addition to our Germany reporting unit during the three months ended March 31, 2020 as a result of the impact from the COVID-19 pandemic on the global economy; however, as of the end of the quarter and the date of this filing, we do not believe that it is more likely than not that the fair value of our reporting units are below their carrying value. However, given the uncertainty of the financial impacts from the COVID-19 pandemic, there may be further decreases in the operating results of our reporting units for a sustained period and we may be required to perform an interim goodwill impairment assessment, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

(2) Recent Accounting Standards

Accounting Standards Effective as of January 1, 2020

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

Recently Issued Accounting Standards

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

In January 2020, the FASB issued new guidance on equity method investments. The guidance clarifies the interactions between the existing accounting standards on equity securities, equity method and joint ventures, and derivatives and hedging. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The new guidance is effective for us as of January 1, 2021. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

(3) Revenue Recognition

For certain client contracts where we recognize revenues over time, we recognize the amount that we have the right to invoice, which corresponds directly to the value provided to the client of our performance to date.

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to March 31, 2020, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $38.3 at March 31, 2020 and $44.5 at December 31, 2019.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 3 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for descriptions of revenue service types.

	3 Months Ended March 31,
	2020					2019
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$518.7	$30.1	$25.0	$37.1	$610.9	$528.7	$34.9	$22.9	$36.7	$623.2
Other Americas	379.5	12.4	5.5	2.7	400.1	385.4	12.5	5.8	3.3	407.0
	898.2	42.5	30.5	39.8	1,011.0	914.1	47.4	28.7	40.0	1,030.2
Southern Europe:
France	998.3	78.1	12.5	4.9	1,093.8	1,224.5	58.7	14.5	8.4	1,306.1
Italy	307.1	8.7	8.2	3.7	327.7	330.0	9.8	9.9	6.7	356.4
Other Southern Europe	415.9	90.6	13.9	2.8	523.2	347.0	80.6	14.2	4.5	446.3
	1,721.3	177.4	34.6	11.4	1,944.7	1,901.5	149.1	38.6	19.6	2,108.8
Northern Europe	949.6	70.9	31.3	16.7	1,068.5	1,053.4	91.5	38.1	17.5	1,200.5
APME	466.6	83.2	36.9	8.2	594.9	583.4	70.8	43.7	7.5	705.4
Total	$4,035.7	$374.0	$133.3	$76.1	$4,619.1	$4,452.4	$358.8	$149.1	$84.6	$5,044.9

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	3 Months Ended March 31,
	2020			2019
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$597.8	$13.1	$610.9	$610.2	$13.0	$623.2
Other Americas	396.5	3.6	400.1	403.0	4.0	407.0
	994.3	16.7	1,011.0	1,013.2	17.0	1,030.2
Southern Europe:
France	1,082.1	11.7	1,093.8	1,292.4	13.7	1,306.1
Italy	320.0	7.7	327.7	347.1	9.3	356.4
Other Southern Europe	511.5	11.7	523.2	434.4	11.9	446.3
	1,913.6	31.1	1,944.7	2,073.9	34.9	2,108.8
Northern Europe	1,041.4	27.1	1,068.5	1,167.4	33.1	1,200.5
APME	575.3	19.6	594.9	677.0	28.4	705.4
Total	$4,524.6	$94.5	$4,619.1	$4,931.5	$113.4	$5,044.9

(4) Share-Based Compensation Plans

We recognized share-based compensation expense of $4.6 for both the three months ended March 31, 2020 and 2019. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $10.0 and $0.9 for the three months ended March 31, 2020 and 2019, respectively.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares granted to employees and members of our Board of Directors, and the weighted-average fair value per share for shares granted during the first quarter of 2020 and 2019 are presented in the table below:

	For the Three Months Ended March 31,
	2020		2019
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	156	$18.95	163	$17.78
Deferred Stock Units	11	97.10	20	64.80
Restricted Stock Units	188	86.47	203	78.90
Performance Share Units	119	85.25	136	77.70
Total Shares Granted	474	$64.18	522	$58.96

(5) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. No cash consideration was paid for acquisitions for the three months ended March 31, 2020. For the three months ended March 31, 2019, the total cash consideration paid for acquisitions, net of cash acquired, was $0.6, which represents contingent consideration payments related to previous acquisitions.

(6) Restructuring Costs

We recorded net restructuring costs of $48.2 and $39.8 during the three months ended March 31, 2020 and 2019, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. As a result of the adoption of the new accounting guidance on leases as of January 1, 2019, the office closure costs of $8.2 in the first quarter of 2020 were recorded as an impairment to the operating lease right-of-use asset and, thus, are not included in the restructuring reserve balance as of March 31, 2020. The costs paid, utilized or transferred out of our restructuring reserve were $20.4 during the three months ended March 31, 2020. We expect a majority of the remaining $35.1 reserve will be paid by the end of 2020.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2019	$0.4	$0.7	$6.2	$—	$—	$7.3
Severance costs	4.7	11.8	19.3	1.0	0.2	37.0
Office closure and other costs	8.1	1.3	0.2	1.6	—	11.2
Costs paid, utilized or transferred out	(8.4)	(7.0)	(3.4)	(1.6)	—	(20.4)
Balance, March 31, 2020	$4.8	$6.8	$22.3	$1.0	$0.2	$35.1

(1)	Balances related to the United States were $0.3 and $4.2 as of December 31, 2019 and March 31, 2020, respectively.
(2)	France had no restructuring reserve as of both December 31, 2019 and March 31, 2020. Balances related to Italy were $0.3 and $1.7 as of December 31, 2019 and March 31, 2020, respectively.

(7) Income Taxes

We recorded income tax expense at an effective rate of 90.2% for three months ended March 31, 2020, as compared to an effective rate of 42.8% for the three months ended March 31, 2019. The 2020 rate was unfavorably impacted by low pre-tax earnings due partly to restructuring costs recorded in the first quarter of 2020. In certain countries in which we recorded restructuring costs, we did not recognize a corresponding tax benefit due to the recognition of valuation allowances against anticipated tax losses. In addition, the French business tax had a more significant unfavorable impact in the quarter due to French pre-tax earnings decreasing at a greater rate than revenues, which is the primary basis for the tax calculation. These unfavorable impacts were partially offset by a discrete favorable benefit in the quarter resulting from the successful appeal of a non-United States tax ruling. The 90.2% effective tax rate in the first quarter of 2020 was higher than the United States Federal statutory rate of 21% primarily due to the restructuring costs recorded in the first quarter of 2020, the French business tax and overall mix of earnings.

As of March 31, 2020, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $70.0 that would favorably impact the effective tax rate if recognized. As of December 31, 2019, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $69.5. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2013 through 2020 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of March 31, 2020, we are subject to tax audits in Austria, Belgium, Canada, Denmark, Germany, Israel and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share – basic and net earnings per share – diluted were as follows:

	3 Months Ended
	March 31,
	2020	2019
Net earnings available to common shareholders	$1.7	$53.5
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	58.7	60.6
Effect of dilutive securities - stock options	—	—
Effect of other share-based awards	0.3	0.4
Weighted-average common shares outstanding - diluted	59.0	61.0
Net earnings per share - basic	$0.03	$0.88
Net earnings per share - diluted	$0.03	$0.88

There were 0.6 million share-based awards excluded from the calculation of net earnings per share – diluted for both the three months ended March 31, 2020 and 2019, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	March 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,233.1	$—	$1,233.1	$1,260.1	$—	$1,260.1
Intangible assets:
Finite-lived:
Customer relationships	$455.6	$378.6	$77.0	$460.5	$375.7	$84.8
Other	20.6	13.9	6.7	20.9	13.7	7.2
	476.2	392.5	83.7	481.4	389.4	92.0
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	124.5	—	124.5	124.6	—	124.6
	176.5	—	176.5	176.6	—	176.6
Total intangible assets	$652.7	$392.5	$260.2	$658.0	$389.4	$268.6

(1) Balances were net of accumulated impairment loss of $577.4 as of both March 31, 2020 and December 31, 2019.

(2) Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2020 and December 31, 2019.

Total consolidated amortization expense related to intangible assets for the remainder of 2020 is expected to be $19.4 and in each of the next five years as follows: 2021- $15.7, 2022- $12.5, 2023- $9.8, 2024 - $7.6, 2025- $5.7.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate(3)	Total
Balance, December 31, 2019	$535.6	$144.8	$374.6	$79.1	$126.0	$1,260.1
Currency impact	(3.7)	(1.7)	(17.7)	(3.9)	—	(27.0)
Balance, March 31, 2020	$531.9	$143.1	$356.9	$75.2	$126.0	$1,233.1

(1)    Balances related to the United States were $490.3 and $490.2 as of December 31, 2019 and March 31, 2020, respectively.

(2)	Balances related to France were $67.3 and $66.2 as of December 31, 2019 and March 31, 2020, respectively. Balances related to Italy were $4.6 as of both December 31, 2019 and March 31, 2020.
(3)

The majority of the Corporate balance relates to goodwill attributable to our acquisitions of Right Management ($62.1) and Jefferson Wells ($55.5). Jefferson Wells is now part of the United States reporting unit. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.

Goodwill balances by reporting unit were as follows:

	March 31,	December 31,
	2020	2019
United States	$545.7	$545.8
Netherlands	107.8	109.5
United Kingdom	91.2	97.3
France	66.2	67.3
Germany	65.6	67.2
Right Management	62.1	62.1
Other reporting units	294.5	310.9
Total goodwill	$1,233.1	$1,260.1

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	3 Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan
	2020	2019	2020	2019
Service cost	$5.1	$2.5	$—	$—
Interest cost	2.3	3.1	0.1	0.1
Expected return on assets	(3.4)	(2.3)	—	—
Settlement loss	10.2	—	—	—
Other	0.9	0.5	(0.2)	(0.2)
Total benefit cost (credit)	$15.1	$3.8	$(0.1)	$(0.1)

During the three months ended March 31, 2020, contributions made to our pension plans were $6.0 and contributions made to our retiree health care plan were $0.3. During 2020, we expect to make total contributions of approximately $17.4 to our pension plans and to fund our retiree health care payments as incurred.

Pension Settlement

During the three months ended March 31, 2020, we fully settled our United States Qualified Retirement Plan liability. We purchased annuities of $19.2 and settled lump sum payments of $3.2 from our United States Qualified Retirement Plan in January and February 2020, respectively. The completion of lump sum payments in February and transfer of remaining participants to the Pension Benefit Guarantee Corporation (PBGC) in March triggered final settlement of the plan. Upon settlement of the pension liability, we reclassified the related pension losses of $6.6, net of tax, recorded in accumulated other comprehensive loss to the consolidated statements of comprehensive income. The total amount of the required payout to plan participants was determined based on employee elections and market conditions at the time of settlement. The remaining plan assets of $16.6 which were in excess of the pension liability upon settlement will be utilized to fund future qualified 401(k) plan contributions following the conclusion of the standard PBGC audit.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31,	December 31,
	2020	2019
Foreign currency translation	$(345.4)	$(260.5)
Translation gain on derivative instruments, net of income taxes of $(3.7) and $(9.1), respectively	23.8	13.1
Translation loss on long-term intercompany loans	(120.0)	(121.5)
Defined benefit pension plans, net of income taxes of $(35.4) and $(30.9), respectively	(66.1)	(74.1)
Retiree health care plan, net of income taxes of $2.3 and $1.6, respectively	1.9	2.0
Accumulated other comprehensive loss	$(505.8)	$(441.0)

Noncontrolling Interests

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses in our Consolidated Statements of Operations. We recorded expenses of $0.6 and $1.0 for the three months ended March 31, 2020 and 2019, respectively.

Share Repurchases

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization is in addition to the August 2018 Board authorizations to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2020, we repurchased a total of 0.9 million shares comprised of 0.8 million shares under the 2018 authorization and 0.1 million shares under the 2019 authorization, at a total cost of $63.8. During the first quarter of 2019, we repurchased a total of 1.2 million shares at a cost of $101.0 under the 2018 authorization. As of March 31, 2020, there were 5.9 million shares remaining authorized for repurchase under the 2019 authorization and no shares remaining authorized for repurchase under the 2018 authorization.

(12) Interest and Other Expenses

Interest and other expenses consisted of the following:

	3 Months Ended
	March 31,
	2020	2019
Interest expense	$11.1	$10.2
Interest income	(3.7)	(1.5)
Foreign exchange loss	3.1	2.9
Miscellaneous expense, net(1)	10.0	0.3
Interest and other expenses	$20.5	$11.9

(1)

Miscellaneous expense, net for the three months ended March 31, 2020 includes a $10.2 pension settlement loss related to one of our United States plans. See Note 10 to the Consolidated Financial Statements for further information.

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

The €400.0 ($440.0) notes due September 2022 and the €500.0 ($546.9) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of March 31, 2020.

In September 2019, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCI for the three months ended March 31, 2020 and 2019 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	3 Months Ended March 31,
Instrument	2020	2019
Euro Notes	$16.4	$22.4
Cross-currency swaps	(7.5)	—

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

In April 2019, we entered into a cross-currency swap agreement to convert our intercompany fixed-rate, CHF denominated note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swap agreement is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €202.3 with a fixed annual interest rate of 1.256%. This hedging arrangement has been designated as a cash flow hedge. The swap matures in April 2022, which matches the term of the intercompany note. Gains and losses from the hedge offset the changes in the value of principal and interest payments as a result of changes in foreign exchange rates. In September 2019 we entered into a cross-currency swap agreement to convert an additional intercompany fixed-rate CHF note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swap is identical to the original April 2019 swap, and fixes the principal of €55.4 with a fixed interest rate of 1.143%. The swap matures in September 2022, which matches the term of the intercompany note.

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three months ended March 31, 2020 and 2019:

				(Gain) Reclassified
	Gain Recognized in OCI			from AOCI into Income
	3 Months Ended March 31,		Location of (Gain) Reclassified	3 Months Ended March 31,
Instrument	2020	2019	from AOCI into Income	2020	2019
Cross-currency swaps	$5.7	$—	Interest and other expenses (income), net	$(5.7)	$—

We expect the net amount of pre-tax derivative gains included in AOCI at March 31, 2020 to be reclassified into earnings within the next twelve months will not be significant. The actual amount that will be reclassified to earnings over the next twelve months will vary due to future currency exchange rates.

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2020 was as follows:

	Location of Loss	Amount of Loss Recognized in Income
Instrument	Recognized in Income	3 Months Ended March 31,
		2020	2019
Foreign currency forward contracts	Interest and other expenses (income), net	$0.2	$—

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

	Assets
		March 31,	December 31,
	Balance Sheet Location	2020	2019
Instruments designated as cash flow hedges:
Cross-currency swaps	Prepaid expenses and other assets	$16.6	$9.7
Instruments designated as net investment hedges:
Cross-currency swaps	Prepaid expenses and other assets	1.1	—
Total instruments		$17.7	$9.7

	Liabilities
		March 31,	December 31,
	Balance Sheet Location	2020	2019
Instruments designated as net investment hedges:
Euro Notes	Long-term debt	986.9	1,002.9
Cross-currency swaps	Accrued liabilities	—	6.0
Total instruments		$986.9	$1,008.9

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,015.8 and $1,062.5 as of March 31, 2020 and December 31, 2019, respectively, compared to a carrying value of $986.9 and $1,002.9, respectively.

Our deferred compensation plan assets were $89.9 and $107.3 as of March 31, 2020 and December 31, 2019 respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

The components of lease expense were as follows:

	3 Months Ended March 31,
	2020	2019
Operating lease expense	$36.0	$34.7
Short-term lease expense	3.9	6.1
Other lease expense(1)	$4.3	$5.1
Total lease expense	$44.2	$45.9
(1)	Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	3 Months Ended March 31,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$36.0	$30.6
Operating ROU assets obtained in exchange for lease obligations	15.3	14.4

	March 31,	December 31,
Supplemental Balance Sheet Information	2020	2019
Operating Leases

Operating lease ROU assets	$415.7	$448.5

Operating lease liabilities - current(1)	$113.6	$122.1
Operating lease liabilities - long-term	316.7	336.7
Total operating lease liabilities	$430.3	$458.8
(1)	Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

Weighted Average Remaining Lease Term
Operating leases	5.6 years
Weighted Average Discount Rate
Operating leases	3.0%

Maturities of operating lease liabilities as of March 31, 2020 were as follows:

(In millions)
Period Ending March 31, 2020	Operating Leases
Remainder of 2020	$96.9
2021	103.1
2022	79.5
2023	55.5
2024	39.7
2025	26.5
Thereafter	70.4
Total future undiscounted lease payments	$471.6
Less imputed interest	$(41.3)
Total operating lease liabilities	$430.3

(15) Segment Data

Effective January 1, 2020, our segment reporting was realigned due to our Right Management business being combined with each of our respective country business units. Accordingly, our former reportable segment, Right Management, is now reported within each of our respective reportable segments. All previously reported results have been restated to conform to the current year presentation

We are organized and managed primarily on a geographic basis. Each country and business unit generally has its own distinct operations and management team, providing services under our global brands, and maintains its own financial reports. We have an executive sponsor for each global brand who is responsible for ensuring the integrity and consistency of delivery locally. Each operation reports directly or indirectly through a regional manager, to a member of executive management. Given this reporting structure, we operate using the following reporting segments: Americas, which includes United States and Other Americas; Southern Europe, which includes France, Italy and Other Southern Europe; Northern Europe; and APME.

The Americas, Southern Europe, Northern Europe and APME segments derive a significant majority of their revenues from our staffing and interim services. The remaining revenues within these segments are derived from our outcome-based solutions and consulting services, permanent recruitment services, outplacement services, talent management services, and other services. Segment revenues represent sales to external clients. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole. Due to the nature of our business, we generally do not have export sales.

	3 Months Ended March 31,
	2020	2019
Revenues from services:
Americas:
United States (a)	$610.9	$623.2
Other Americas	400.1	407.0
	1,011.0	1,030.2
Southern Europe:
France	1,093.8	1,306.1
Italy	327.7	356.4
Other Southern Europe	523.2	446.3
	1,944.7	2,108.8

Northern Europe	1,068.5	1,200.5
APME	594.9	705.4
Consolidated (b)	$4,619.1	$5,044.9

Operating unit profit: (c)
Americas:
United States	$2.3	$16.6
Other Americas	14.3	15.2
	16.6	31.8
Southern Europe:
France	38.0	55.3
Italy	14.2	20.3
Other Southern Europe	0.8	11.0
	53.0	86.6

Northern Europe	(14.1)	1.9
APME	16.9	20.6
	72.4	140.9
Corporate expenses	(27.8)	(27.9)
Intangible asset amortization expense	(6.9)	(7.5)
Operating profit	37.7	105.5
Interest and other expenses	(20.5)	(11.9)
Earnings before income taxes	$17.2	$93.6

(a)

In the United States, revenues from services included fees received from the related franchise offices of $3.0 and $3.6 for the three months ended March 31, 2020 and 2019, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $76.5 and $156.9 for the three months ended March 31, 2020 and 2019, respectively.

(b)

Our consolidated revenues from services include fees received from our franchise offices of $3.3 and $5.6 for the three months ended March 31, 2020 and 2019, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $82.3 and $243.0 for the three months ended March 31, 2020 and 2019, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on page 29 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information in Item 1A. - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2019, which information is incorporated herein by reference as well as those discussed in Part II, Item 1A. Risk Factors, in this document, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements.  Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and other similar expressions.  Some or all of the factors identified in our annual report on Form 10-K and in Part II, Item 1A. - Risk Factors, in this document, may be beyond our control. Other risks and uncertainties include, but are not limited to, the following: the financial and operational impacts of the COVID-19 pandemic and the Company’s efforts to respond to such impacts; changes in tax legislation in places we do business; challenges in operating our business in certain European markets; failure to implement strategic technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Business Overview

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increased demand, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses. By contrast, during periods of decreased demand, as we experienced in the first quarter of 2020, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues. Our first quarter results were significantly negatively impacted by the COVID-19 crisis, especially in the last few weeks of March as market conditions rapidly deteriorated. By the end of March, significant lockdown measures had been implemented in our main markets in Europe and North America, as well as in certain other countries. There is considerable uncertainty as to when governmental restrictions in different countries may be lifted, and to what degree individuals and businesses will be permitted to resume economic activity, including the re-opening of workplaces that are restricted.  We expect our short-term results will be heavily impacted by the timing of such activities, which are impossible to predict. As of the date of this filing, governments in some of our key markets such as France, the United States, Italy, the United Kingdom and Germany still had work-related restrictions in place.

During the first quarter of 2020, the United States dollar was stronger, on average, relative to the currencies in all of our markets having an unfavorable impact on our reported results. This strengthening was particularly pronounced against the Euro. Our reported revenues from services decreased 8.4% in the first quarter of 2020 compared to the first quarter of 2019 and our reported operating profit decreased 64.2%. These results were partly impacted by the relative weakness of other currencies against the United States dollar compared to the same period in 2019, and generally may understate the performance of our underlying business. The changes in the foreign currency exchange rates had a 2.5% unfavorable impact on revenues from services, a 1.5% unfavorable impact on operating profit, and an approximately $0.03 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the three months ended March 31, 2020, our businesses experienced significant changes in revenue trends from the previous quarter reflecting the sudden drop of activity during March as our largest markets experienced COVID-19 related work restrictions. Our consolidated revenues were down 5.9% year-over-year in constant currency in the quarter, a decline from the 1.8% year-over-year constant currency decrease in the fourth quarter of 2019. After adjusting for billing days, our organic constant currency revenue year-over-year decrease was 7.1% in the first quarter of 2020 compared to a 1.5% decrease in the fourth quarter of 2019. A majority of the year-over-year revenue decline in the first quarter of 2020 was driven by our European markets during the last two weeks of March as governments issued states of emergency and related lockdown requirements.

We experienced a 13.2% decrease (-10.7% in constant currency and -6.2% in organic constant currency) in our permanent recruitment business in the quarter as a result of the COVID-19 disruption in March. Our Talent Solutions business, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, experienced growth in the quarter, which was driven by MSP and RPO activity in the first two months of the quarter.  We experienced a sharp reduction in RPO activity during March as many client programs initiated hiring freezes due to the COVID 19 crisis. Our Right Management business also experienced a decline in organic constant currency during the quarter.  Although Right Management has historically experienced an increase in outplacement activity during economic downturns, we are not seeing an increase in outplacement activity at this time as we believe clients are uncertain as to the duration of the downturn.

During the first quarter of 2020, several key markets within Southern and Northern Europe continued to experience revenue declines worsened by the COVID-19 crisis in March, partially offset by continued constant currency revenue increases in certain markets within the Americas and APME despite the volatile and uncertain global economic environment. We experienced a revenue decrease in organic constant currency in Southern Europe, mainly due to revenue declines in France and Italy. After adjusting for billing days, we experienced a revenue decrease in Northern Europe due to the declines in all of our key markets as a result of the COVID-19 crisis and reduced demand from the manufacturing sector in Germany, the Netherlands and Sweden. After adjusting for billing days, our organic constant currency decrease in the Americas was 1.8% due to a decrease in the United States related to the COVID-19 crisis in March, partially offset by increased demand for our staffing/interim services in certain markets within Other Americas. After adjusting for billing days, revenues in organic constant currency were flat in APME as the increase in Japan due to an increase in Manpower staffing revenues was offset by the revenue decrease in Australia due to our decision to exit certain businesses with low-margins to improve profitability and the COVID-19 crisis in March.

Our gross profit margin in the first quarter of 2020 compared to 2019 decreased due to the decrease in our permanent recruitment business as a result of the COVID-19 disruption in March and the margin decrease in our Talent Based Outsourcing business. These decreases were partially offset by an improvement in our staffing/interim margin due to increases in a few countries within Southern Europe and APME, which were partially offset by higher sickness and absenteeism in certain countries as well as increased direct costs associated with early termination of client contracts during the COVID-19 crisis in March. We anticipate an ongoing material decline in our higher-margin permanent recruitment business during the duration of government-guided lockdowns in most of our markets as the COVID-19 crisis continues into the second quarter of 2020.

We recorded $48.2 million of restructuring costs in the first quarter of 2020, comprised of $12.8 million in the Americas, $13.1 million in Southern Europe, $19.5 million in Northern Europe, $2.6 million in APME, and $0.2 million in corporate expenses. The restructuring costs were primarily related to our delivery channel and other front-office centralization and back-office optimization activities. We expect to recover the restructuring costs through cost savings over the next 12 months with full run-rate savings beginning in the third quarter of 2020. We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational and cost structures, while investing appropriately to support the ability of the business to grow in the future and enhance our productivity, technology and digital capabilities.

Our operating profit decreased 64.2% in the first quarter of 2020 (62.7% in constant currency; 62.8% in organic constant currency) while our operating profit margin decreased 130 basis points compared to the first quarter of 2019. Excluding the restructuring costs incurred in the first quarter of both 2020 and 2019, our operating profit was down 38.6% in constant currency while operating profit margin was down 100 basis points compared to the first quarter of 2019. The decrease in operating profit margin reflects the significant deleveraging that accompanied the sudden decrease in revenues during March.

We have taken significant actions in late March and early April, which we believe will allow us to reduce selling and administrative expenses to further offset the significant gross profit declines that we anticipate in the second quarter of 2020. This includes leveraging government unemployment related benefits, which allowed us to move unutilized staff and associates quickly onto these programs. This also includes the short-term action of cutting discretionary costs and scaling operations back. In addition to these implemented initiatives, we are prepared to take further cost actions to optimize our business structure through this economic downturn with the intention of simultaneously preserving our ability to rebound when market conditions improve. We are focused on managing costs as efficiently as possible in the short-term while continuing to progress transformational actions aligned with our strategic priorities.

As we manage through this crisis and prepare our business for future opportunities we would also like to emphasize the following points:

•

Many of our leaders have experience managing through economic downturns, and many of our senior operational leaders previously managed parts of our business during the economic downturn in 2008-2009.  We believe this is valuable experience for the current economic environment.  Additionally, we have enhanced our enterprise risk management framework in recent years, and we have business continuity plans which have been executed at a global, regional and country level. We did this while preserving our operating profit margin as much as possible in the first quarter while creating plans for a very challenging second quarter.

•

The technology investments we have been making for the last few years as part of our transformational activities have facilitated a rapid response to the COVID-19 crisis.  In a matter of 10 days in March we were able to shift more than 80% of our people to remote working while mitigating potential productivity losses. We have also extended our cyber and information security capability to accelerate the ability for some of our associates and consultants to work for our clients at home mitigating potential operational or financial losses.

•

Our business is benefitted by our diversification across geographies, industries, and offerings, as some businesses have not been impacted materially by the crisis at this stage. We have a large portion of our business dedicated to professional services and Talent Solutions. We have seen much smaller declines within our Experis business compared to the Manpower business in March. Additionally, portions of our Talent Solutions business are assisting our clients through this downturn with customized solutions. Although we have seen a decline in hiring activity from some of our major RPO clients as expected in the current environment, we are finding select opportunities elsewhere.  Right Management has not yet seen a significant increase in outplacement activity, which we take as an indication that our clients are uncertain as to the duration of this downturn.

Operating Results - Three Months Ended March 31, 2020 and 2019

The following table presents selected consolidated financial data for the three months ended March 31, 2020 as compared to 2019.

(in millions, except per share data)	2020	2019	Variance	Constant Currency Variance
Revenues from services	$4,619.1	$5,044.9	(8.4)%	(5.9)%
Cost of services	3,895.1	4,240.1	(8.1)%	(5.5)%
Gross profit	724.0	804.8	(10.0)%	(7.7)%
Gross profit margin	15.7%	16.0%
Selling and administrative expenses	686.3	699.3	(1.9)%	0.6%
Operating profit	37.7	105.5	(64.2)%	(62.7)%
Operating profit margin	0.8%	2.1%
Interest and other expenses, net	20.5	11.9	73.3%
Earnings before income taxes	17.2	93.6	(81.6)%	(80.1)%
Provision for income taxes	15.5	40.1	(61.2)%
Effective income tax rate	90.2%	42.8%
Net earnings	$1.7	$53.5	(96.8)%	(96.0)%
Net earnings per share – diluted	$0.03	$0.88	(96.6)%	(95.5)%
Weighted average shares – diluted	59.0	61.0	(3.2)%

The year-over-year decrease in revenues from services of 8.4% (-5.9% in constant currency and -6.0% in organic constant currency) was attributed to:

•

a revenue decrease in Southern Europe of 7.8% (-5.5% in constant currency; -9.8% in organic constant currency). This included a revenue decrease in France of 16.2% (-13.7% in constant currency), which was primarily due to a decrease in our Manpower staffing services and a 13.2% decrease (-10.5% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis in March. The decrease also includes a decrease in Italy of 8.0% (-5.3% in constant currency), which was primarily due to the decreased demand for our Manpower staffing services and a 16.9% decrease (-14.2% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis in March. These decreases were partially offset by the additional revenues as a result of the acquisition of the remaining controlling interest in Manpower Switzerland in April 2019;

•

decreased demand for services in most of our markets within Northern Europe, where revenues decreased 11.0% (-7.9% in constant currency and -7.5% in organic constant currency), primarily due to a decrease in our Manpower business and a 16.1% decrease (-13.4% in constant currency) in the permanent recruitment business as a result of the impact of the COVID-19 crisis in March. We experienced revenue declines in the United Kingdom, Germany, the Netherlands, the Nordics, and Belgium of 2.1%, 17.2%, 19.3%, 16.7% and 18.6% (-0.3%, -14.7%, -16.9%, -10.4%, and -16.2%, respectively, in constant currency; -8.6% in organic constant currency in the Nordics);

•

a revenue decrease in the United States of 2.0% (-4.8% on an organic basis) primarily driven by a decline in demand for our Manpower staffing services due mostly do the impact of the COVID-19 crisis, partially offset by an increase in our Talent Solutions business, primarily within our MSP and RPO offerings;

•

a revenue decrease in APME of 15.7% (-14.0% in constant currency; increase of 1.2% in organic constant currency) due to the deconsolidation of ManpowerGroup Greater China Limited in July 2019 (the “Deconsolidation”), partially offset by an increase in demand for our Talent-Based Outsourcing services within the Manpower business; and

•	a 2.5% decrease due to the impact of changes in currency exchange rates; partially offset by
•	the 1.1% favorable impact of approximately one more billing day.

The year-over-year 30 basis point decrease in gross profit margin was primarily attributed to:

•	a 20 basis point unfavorable impact due to the decrease in our permanent recruitment business of 13.2% (-10.7% in constant currency and -6.2% in organic constant currency); and
•	a 20 basis point unfavorable impact due to the margin decrease in our Talent Based Outsourcing business; partially offset by
•

a 10 basis point favorable impact from an improvement in our staffing/interim margin due to increases in a few markets within Southern Europe and APME, partially offset by higher sickness and absenteeism in certain countries as well as increased direct costs associated with early termination of client contracts during the COVID-19 crisis in March.

The 1.9% decrease in selling and administrative expenses in the first quarter of 2020 (increases of 0.6% in constant currency and 1.1% in organic constant currency) was primarily attributed to:

•	a 2.5% decrease due to the impact of changes in currency exchange rates;
•	the reduction in recurring selling and administrative costs of $17.0 million as a result of the Deconsolidation in July 2019;
•	a 9.3% decrease (-7.1% in constant currency and -5.7% in organic constant currency) in variable incentive costs due to a decline in profitability in most markets; partially offset by
•	restructuring costs of $48.2 million incurred in the first quarter of 2020 compared to $39.8 million incurred in the first quarter of 2019;
•

the additional recurring selling and administrative costs of $12.8 million incurred as a result of the acquisition of Manpower Switzerland in Southern Europe and franchise acquisitions in the United States in August and October 2019; and

•	a bad debt expense and a state sales tax related charge of $4 million incurred in the first quarter of 2020 in the United States.

Selling and administrative expenses as a percent of revenues increased 100 basis points in the first quarter of 2020 compared to the first quarter of 2019 due primarily to:

•	a 70 basis point unfavorable impact from expense deleveraging, excluding restructuring costs, as we were unable to decrease selling and administrative expenses at the same rate as our revenue decline;
•	a 30 basis point unfavorable impact from the increase in restructuring costs in the first quarter of 2020 compared to 2019; and
•	a 10 basis point unfavorable impact from changes in currency exchange rates; partially offset by
•	a 10 basis point favorable impact from acquisitions and dispositions.

Interest and other expenses is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses was $20.5 million in the first quarter of 2020 compared to $11.9 million in the first quarter of 2019. Net interest expense decreased $1.3 million in the first quarter of 2020 to $7.4 million from $8.7 million in the first quarter of 2019 primarily due to the net interest income incurred as a result of cross-currency swaps related to investment hedges and intercompany lending activities. Miscellaneous expense increased to $10.0 million in the first quarter of 2020 from $0.3 million in the first quarter of 2019 primarily due to the pension settlement expense of $10.2 million recorded in the first quarter of 2020.

We recorded income tax expense at an effective rate of 90.2% for three months ended March 31, 2020, as compared to an effective rate of 42.8% for the three months ended March 31, 2019. The 2020 rate was unfavorably impacted by low pre-tax earnings due partly to restructuring costs recorded in the first quarter of 2020. In certain countries in which we recorded restructuring costs, we did not recognize a corresponding tax benefit due to the recognition of valuation allowances against anticipated tax losses. In addition, the French business tax had a more significant unfavorable impact in the quarter due to French pre-tax earnings decreasing at a greater rate than revenues, which is the primary basis for the tax calculation. These unfavorable impacts were partially offset by a discrete favorable benefit in the quarter resulting from the successful appeal of a non-United States tax ruling. The 90.2% effective tax rate in the first quarter of 2020 was higher than the United States Federal statutory rate of 21% primarily due to the restructuring costs recorded in the first quarter of 2020, the French business tax and overall mix of earnings. We compute our quarterly effective tax rate in part based upon an estimate of projected annual earnings before income taxes. Given the uncertainty in predicting future earnings before income taxes due to the impact of the COVID-19 crisis, the impact to the first quarter of 2020 along with future quarters quarterly effective tax rates may be material.

Net earnings per share - diluted was $0.03 and $0.88 in the first quarter of 2020 and 2019, respectively. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.03 per share in the first quarter of 2020. Restructuring costs recorded in the first quarter of 2020 and 2019 negatively impacted net earnings per share - diluted by approximately $0.68 and $0.51 per share, net of tax, in the first quarter of 2020 and 2019, respectively.  The pension settlement expense recorded in the first quarter of 2020 negatively impacted net earnings per share – diluted by approximately $0.11, net of tax, in the first quarter of 2020.

Weighted average shares - diluted decreased to 59.0 million in the first quarter of 2020 from 61.0 million in the first quarter of 2019. This decrease was due to the impact of share repurchases completed since the first quarter of 2019 and the full weighting of the repurchases completed in the first quarter of 2019, partially offset by shares issued as a result of exercises and vesting of share-based awards since the first quarter of 2019.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 1.9% (increase of 1.2% in constant currency; -0.5% in organic constant currency) in the first quarter of 2020 compared to 2019. In the United States, revenues from services decreased 2.0% (-4.8% on an organic basis) in the first quarter of 2020 compared to 2019, primarily driven by decreased demand for our Manpower staffing services due to the impacts of the COVID-19 crisis in March, with the impacts becoming more significant as we ended the quarter. This decrease in the United States was partially offset by an increase in our Talent Solutions business, primarily within our RPO and MSP offerings in January and February, increased demand for our Experis interim services, mostly in January and February, and the favorable impact of approximately one additional billing day. Our RPO business in the United States has experienced significant client hiring freezes in late March as a result of the COVID-19 crisis. In Other Americas, revenues from services decreased 1.7% (increase of 6.1% in constant currency) in the first quarter of 2020 compared to 2019. We experienced revenue growth in Canada and Peru of 7.5% and

10.5%, respectively (8.5%, and 13.0%, respectively, in constant currency). These increases were partially offset by decreases in Mexico, Argentina, Colombia and Brazil of 3.4%, 5.2%, 11.7% and 24.0%, respectively (-0.3%, increase of 49.5%, -0.9% and -10.5%, respectively, in constant currency). The constant currency increase in Argentina was primarily due to inflation.

In April 2020, the United States has experienced a year-over-year revenue decline of approximately 20%. It is uncertain when COVID-19 related restrictions will be lifted in different parts of the United States, and how those developments will impact our revenue trends.

Gross profit margin decreased in the first quarter of 2020 compared to 2019. Gross profit margin decreased due to a decline in the staffing/interim gross profit margins within certain markets within Other Americas as a result of business mix changes, with higher growth coming from clients with low margins. This decrease was partially offset by the increases in our higher margin RPO and MSP offerings and slight increase in the staffing/interim margin in the United States.

In the first quarter of 2020, selling and administrative expenses increased 6.0% (8.3% in constant currency and 6.9% in organic constant currency) due primarily to the increase in restructuring costs to $12.8 million from $5.1 million in the first quarter of 2019, the additional recurring selling and administrative costs incurred as a result of the franchise acquisitions in the United States in August and October 2019, the bad debt expense and a state sales tax related charge incurred in the first quarter of 2020, and increase in salary-related expenses, as a result of higher headcount to support increases in revenues in certain markets within Other Americas. The majority of our restructuring costs related to the United States where we consolidated branches and other facilities and optimized front and back office processes, and the remaining amount related to Canada and other countries in Other Americas where we continue to simplify our operations.

Operating Unit Profit (“OUP”) margin in the Americas was 1.6% and 3.1% for the first quarter of 2020 and 2019, respectively. In the United States, OUP margin decreased to 0.4% in the first quarter of 2020 from 2.7% in 2019. The margin decrease in the first quarter of 2020 in the United States was primarily due to the increase in restructuring costs, the bad debt expense and a state sales tax related charge incurred in the first quarter of 2020, and the increase in selling and administrative expenses while our revenues decreased, which reflected the significant expense deleveraging due to the sudden impact of the COVID-19 crisis in March. These decreases were partially offset by the improvement in the gross profit margin. Other Americas OUP margin decreased to 3.6% in the first quarter of 2020 from 3.7% in the first quarter of 2019 due primarily to the decrease in the gross profit margin, partially offset by our ability to decrease selling and administrative expenses more than the revenue decline.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services decreased 7.8% (-5.5% in constant currency and -9.8% in organic constant currency) in the first quarter of 2020 compared to 2019. In the first quarter of 2020, revenues from services decreased 16.2% (-13.7% in constant currency) in France (which represents 56% of Southern Europe’s revenues) and decreased 8.0% (-5.3% in constant currency) in Italy (which represents 17% of Southern Europe’s revenues). The decrease in France is primarily due to decreased demand for our Manpower staffing services and a 13.2% decrease (-10.5% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis in March. These decreases were partially offset by the favorable impact of approximately one additional billing day. The decrease in Italy was primarily due to the decreased demand for our Manpower staffing services and a 16.9% decrease (-14.2% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis in March. In Other Southern Europe, revenues from services increased 17.2% (18.3% in constant currency; decrease of -2.0% in organic constant currency) during the first quarter of 2020 compared to 2019, due to the additional revenue from our acquisition in April 2019 of the remaining interest in Manpower Switzerland (which represents approximately 5% of Southern Europe’s revenues) and the favorable impact of approximately one additional billing day, partially offset by the decreased demand for our Manpower staffing services due to the impact of the COVID-19 crisis in March and a decrease in our permanent recruitment business of 1.0% (increase of 0.2% in constant currency; -11.9% in organic constant currency).

In April 2020, France has experienced a year-over-year revenue decline of approximately 60%. In mid-April, the French government announced that their COVID-19 restrictions are extended through May 11th. We believe that any improvement in the rate of revenue decline would be dependent on the timing and the nature of the government’s actions to ease the lockdown requirements. In April 2020, Italy has experienced a year-over-year revenue decline of approximately 40%. The Italian government imposed additional significant restrictions in late March with broader restrictions that were extended to and ended May 3rd, with a majority of businesses opening on May 4th.

Gross profit margin decreased in the first quarter of 2020 compared to 2019 primarily due to the 9.7% decrease (-7.6% in constant currency and -12.0% in organic constant currency) in the permanent recruitment business and a decrease in the staffing/interim gross profit margin in Italy, partially offset by improvements in staffing/interim margins in France and certain countries within Other Southern Europe.

Selling and administrative expenses increased 2.1% (4.5% in constant currency; decrease of -0.8% in organic constant currency) during the first quarter of 2020 compared to 2019, due to the additional recurring costs from our acquisition of the remaining interest in Manpower Switzerland and an increase in restructuring costs to $13.1 million in the first quarter of 2020 from $5.4 million in the first quarter of 2019, partially offset by the decrease in variable incentive costs due to a decline in profitability in certain markets. The restructuring costs in the first quarter of 2020 related to a reduction of our less profitable call center operations in Portugal, front office centralization and organizational simplification in Spain, front office delivery changes and back office optimization in Italy and Switzerland, and simplification of our Israel and eastern European operations.

We have taken significant actions in France in March and April to reduce our costs during this period of materially reduced revenues. In France, we have transitioned approximately 30% of our full-time equivalents to government temporary unemployment programs and other initiatives and have eliminated a significant amount of discretionary spend. We expect these actions to significantly reduce France’s selling and administrative expenses in April as we manage through the COVID-19 crisis.  In Italy, we have taken significant actions to reduce costs during this crisis, which also involves transitioning full-time employees onto temporary unemployment programs. These actions along with the benefits of the restructuring actions should allow our Italian business to significantly reduce selling and administrative expenses in April.

OUP margin in Southern Europe was 2.7% for the first quarter of 2020 compared to 4.1% for 2019. In France, the OUP margin decreased to 3.5% for the first quarter of 2020 from 4.2% in 2019, primarily due to expense deleveraging, as we were unable to decrease selling and administrative expenses at the same rate as our revenue decline due to the sudden impact of the COVID-19 crisis in March, partially offset by the increase in the gross profit margin. In Italy, the OUP margin decreased to 4.3% for the first quarter of 2020 from 5.7% for 2019, primarily due to the decrease in the gross profit margin and expense deleveraging, as we were unable to decrease selling and administrative expenses, excluding restructuring costs, at the same rate as our revenue decline due to the sudden impact of the COVID-19 crisis in March. Other Southern Europe’s OUP margin decreased to 0.2% for the first quarter of 2020 from 2.5% in 2019, due to the increase in restructuring costs to $11.5 million in the first quarter of 2020 from $3.1 million in the first quarter of 2019 and a decrease in the gross profit margin.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (comprising 36%, 17%, 20%, 11%, and 8%, respectively, of Northern Europe’s revenues), revenues from services decreased 11.0% (-7.9% in constant currency and -7.5% in organic constant currency) in the first quarter of 2020 compared to 2019. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 2.1%, 17.2%, 16.7%, 19.3% and 18.6% (-0.3%, -14.7%, -10.4%, -16.9% and -16.2%, respectively, in constant currency; -8.6% in organic constant currency in the Nordics). The Northern Europe revenue decrease is primarily due to reduced demand for our Manpower staffing services, primarily because of the impact of the COVID-19 crisis in March and reduced demand from the manufacturing sector in Germany, the Netherlands and Sweden.  The decrease was also due to a 16.1% decrease (-13.4% in constant currency) in the permanent recruitment business primarily due to the impact of the COVID-19 crisis in March. These decreases were partially offset by an increased demand for our Experis interim services in the United Kingdom, mostly in January and February.

In April 2020, our United Kingdom business experienced a year-over-year revenue decline of approximately 20% with the United Kingdom government imposing COVID-19 restrictions that are still in place as of the date of this filing, with the government set to make an announcement on the possible easing of the restrictions on May 10th. In Germany, we experienced a year-over-year revenue decline of approximately 35% in April 2020 with the German government gradually lifting certain provisions of their lockdown starting on May 4th.

Gross profit margin decreased in the first quarter 2020 compared to 2019 due to the decline in our staffing/interim margin, primarily as a result of higher sickness and absenteeism as well as increased direct costs associated with early termination of client contracts during the COVID-19 crisis in March in certain countries, and the decrease in our permanent recruitment business.

Selling and administrative expenses decreased 7.6% (-4.3% in constant currency and -3.6% in organic constant currency) in the first quarter of 2020 compared to 2019, primarily due to the decrease in salary-related expenses as a result of a reduction in headcount in certain countries and a decrease in office-related expenses driven by a decrease in the number of offices. These decreases were partially offset by the increase in restructuring costs to $19.5 million in the first quarter of 2020 from $18.7 million in the first quarter of 2019. The restructuring costs in the first quarter of 2020 related to a reduction of finance and shared services back office costs in Germany, and simplifying operations in the Nordics, the Netherlands, and Belgium.

OUP margin for Northern Europe for the first quarter of 2020 decreased to -1.3% compared to 0.2% in 2019 due to the decrease in gross profit margin, the increase in restructuring costs, and expense deleveraging, as we were unable to decrease selling and administrative expenses, excluding restructuring costs, at the same rate as the revenue decline due to the sudden impact of the COVID-19 crisis in March.

As Germany is a bench market, which means our temporary workers are staffed as full-time employees for which we absorb the cost of unutilized time and sickness, our ability to utilize government unemployment benefits for our bench associates and full-time employees is critical to being able to preserve gross margin and minimize operating losses in the current environment.  The German program is subject to certain conditions and is providing between approximately 60% to 70% of lost after tax wages due to the COVID-19 crisis. We anticipate that this program will allow us to avoid absorbing substantial levels of unutilized bench costs to preserve gross margin. Sweden and Norway are also bench markets and there are government programs for unemployment benefits for our bench associates and full-time employees. We expect these programs will allow us to minimize the impact of gross profit margin decline and significantly reduce selling and administrative expenses in Sweden and Norway with the anticipated declines in revenue. Netherlands also has significant bench components and current government programs will also be utilized to compensate for wages pertaining to bench associates as well as our full-time employees running operations.

APME

Revenues from services decreased 15.7% (-14.0% in constant currency and an increase of 1.2% in organic constant currency) in the first quarter of 2020 compared to 2019. In Japan (which represents 43% of APME’s revenues), revenues from services increased 9.7% (8.4% in constant currency) due to the increased demand for our staffing/interim services, a 4.7% increase (3.6% in constant currency) in our permanent recruitment business, and an increase in our Talent Solutions business. In Australia (which represents 16% of APME’s revenues), revenues from services decreased 28.8% (-22.8% in constant currency) due to our decision to exit certain businesses with low-margins to improve profitability, and due to the COVID-19 crisis in March.  The revenue decrease in the remaining markets in APME is due to the Deconsolidation, partially offset by increased demand for staffing and Talent-Based Outsourcing services within our Manpower business.

The government of Japan initiated more restrictive COVID-19 measures in April 2020 in Tokyo and other large districts, which will be in place through May 31. In April 2020, Japan experienced year-over-year revenue growth of approximately 5%, which was negatively impacted as a result of the government restrictions.

Gross profit margin increased in the first quarter 2020 compared to 2019 due to the increase in our staffing/interim margin, mostly in Japan, partially offset by the decrease in our permanent recruitment business of 28.9% (-25.3% in constant currency and -2.5% in organic constant currency).

Selling and administrative expenses decreased 15.0% (-12.8% in constant currency; and increase of 6.0% in organic constant currency) in the first quarter of 2020 compared to 2019. The decrease was primarily due to the reduction of recurring selling and administrative costs as a result of the Deconsolidation and the decrease in restructuring costs to $2.6 million in the first quarter of 2020 from $4.4 in the first quarter of 2019. These decreases were partially offset by increases in costs to support the increases in revenues in certain markets. The restructuring costs in the first quarter of 2020 related to Australia where we continue to simplify the business after exiting certain low-margin clients.

OUP margin for APME was 2.9% in both the first quarter of 2020 and 2019 as the decrease in restructuring costs and gross profit margin improvement was offset by expense deleveraging, as we were unable to decrease selling and administrative expenses, excluding restructuring costs, at the same rate as the revenue decline due to the sudden impact of the COVID-19 crisis in March.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	3 Months Ended March 31, 2020 Compared to 2019
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	610.9	(2.0)%	—	(2.0)%	2.8%	(4.8)%
Other Americas	400.1	(1.7)%	(7.8)%	6.1%	—	6.1%
	1,011.0	(1.9)%	(3.1)%	1.2%	1.7%	(0.5)%
Southern Europe:
France	1,093.8	(16.2)%	(2.5)%	(13.7)%	—	(13.7)%
Italy	327.7	(8.0)%	(2.7)%	(5.3)%	—	(5.3)%
Other Southern Europe	523.2	17.2%	(1.1)%	18.3%	20.3%	(2.0)%
	1,944.7	(7.8)%	(2.3)%	(5.5)%	4.3%	(9.8)%
Northern Europe	1,068.5	(11.0)%	(3.1)%	(7.9)%	(0.4)%	(7.5)%
APME	594.9	(15.7)%	(1.7)%	(14.0)%	(15.2)%	1.2%
Consolidated	4,619.1	(8.4)%	(2.5)%	(5.9)%	0.1%	(6.0)%
Gross Profit	724.0	(10.0)%	(2.3)%	(7.7)%	(0.6)%	(7.1)%
Selling and Administrative Expenses	686.3	(1.9)%	(2.5)%	0.6%	(0.5)%	1.1%
Operating Profit	37.7	(64.2)%	(1.5)%	(62.7)%	0.1%	(62.8)%
(a)	In millions for the three months ended March 31, 2020.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2020, we had $990.9 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations. With the enactment of the United States Tax Cuts and Jobs Act in December 2017, we no longer recorded United States federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding and other taxes on unremitted earnings that are not considered permanently invested.

Cash provided by operating activities was $181.0 million and $101.9 million during the three months ended March 31, 2020 and 2019, respectively. Changes in operating assets and liabilities generated $155.9 million of cash during the three months ended March 31, 2020 compared to $18.1 million of cash generated during the three months ended March 31, 2019. These changes were primarily attributable to the timing of collections and payments.

Accounts receivable decreased to $4,748.5 million as of March 31, 2020 from $5,273.1 million as of December 31, 2019. This decrease is primarily due to the revenue decline and changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by approximately 2.0 days from December 31, 2019 due to unfavorable mix changes, with higher growth in countries with a higher average DSO.

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

Conversely, as the demand for our services declines as we saw in the second half of March 2020 due to the impact of the COVID-19 crisis, we generally see a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. This may result in an increase in our operating cash flows; however, any such increase would not be sustainable in the event that an economic downturn continued for an extended period. We do expect a similar underlying trend of increased operating cash flows through the beginning of the second quarter of 2020, if we experience consistent client payment patterns. In April 2020, we have not experienced a significant decrease in cash collections from clients. We will continue to monitor default risks and we intend to staff our collection teams appropriately to diligently pursue payments as per original payment terms. Many governments in countries and territories in which we do business have announced that certain payroll, income, and other tax payments may be deferred without penalty for a certain period of time. These governments have also provided other cash flow related relief packages. As part of our working capital strategy to improve our cash flow needs in the short-term, especially in the next three to six months, we have been actively monitoring these relief packages to take advantage of them.

Capital expenditures were $9.1 million for the three months ended March 31, 2020 compared to $10.0 million for the three months ended March 31, 2019. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs.

From time to time, we acquire and invest in companies throughout the world, including franchises. No cash consideration was paid for acquisitions for the three months ended March 31, 2020. For the three months ended March 31, 2019, the total cash consideration paid for acquisitions, net of cash acquired, was $0.6 million, which represents contingent consideration payments related to previous acquisitions.

Net debt repayments was $9.4 million in the three months ended March 31, 2020 compared to cash provided by net borrowings of  $2.6 million in the three months ended March 31, 2019.

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

As of March 31, 2020, we had letters of credit totaling $0.5 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.5 million were available to us under the facility as of March 31, 2020.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.48 to 1 and a fixed charge coverage ratio of 4.69 to 1 as of March 31, 2020. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2020, such uncommitted credit lines totaled $326.3 million, of which $269.8 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $243.5 million could have been made under these lines as of March 31, 2020.

We have assessed what impact the COVID-19 crisis has had or may have on our liquidity position as of March 31, 2020 and for the very near future. As of March 31, 2020, our cash and cash equivalents balance was $1,099.5 million. We also have access to the previously mentioned revolving credit facility that could immediately provide us with up to $600 million of additional cash, which remains unused as of March 31, 2020. We also have access to the previously mentioned credit lines of up to $300 million ($600 million in the third quarter) to meet the working capital needs of our subsidiaries, of which $243.5 million was available to use as of March 31, 2020. Our €500.0 million notes and €400.0 million notes that total $986.9 million as of March 31, 2020, mature in 2022 and 2026, thus, there are no payments due in the very near term except for annual interest payments.  Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the very near future should the COVID-19 crisis cause any additional cash flow needs.

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization is in addition to the August 2018 Board authorizations to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2020, we repurchased a total of 0.9 million shares comprised of 0.8 million shares under the 2018 authorization and 0.1 million shares under the 2019 authorization, at a total cost of $63.8 million. During the first quarter of 2019, we repurchased a total of 1.2 million shares at a cost of $101.0 million under the 2018 authorization. As of March 31, 2020, there were 5.9 million shares remaining authorized for repurchase under the 2019 authorization and no shares remaining authorized for repurchase under the 2018 authorization.

We had aggregate commitments of $2,167.1 million as of March 31, 2020 related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,202.8 million as of December 31, 2019.

We also have entered into guarantee contracts and stand-by letters of credit totaling approximately $823.0 million and $845.0 million as of March 31, 2020 and December 31, 2019, respectively ($771.4 million and $793.4 million for guarantees, respectively, and $51.6 million for stand-by letters of credit as of both dates). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

We recorded net restructuring costs of $48.2 million and $39.8 million during the three months ended March 31, 2020 and 2019, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. As a result of the adoption of the new accounting guidance on leases as of January 1, 2019, the office closure costs of $8.2 million in the first quarter of 2020 were recorded as an impairment to the operating lease right-of-use asset and, thus, are not included in the restructuring reserve balance as of March 31, 2020. The costs paid, utilized or transferred out of our restructuring reserve were $20.4 million during the three months ended March 31, 2020. We expect a majority of the remaining $35.1 million reserve will be paid by the end of 2020.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2019 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 1A – Risk Factors

The following information supplements the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business, results of operations and financial condition have been and may continue to be adversely impacted by the  coronavirus pandemic, and future adverse impacts could be material and difficult to predict.

The global spread of the coronavirus (“COVID-19”), which was declared a global pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and global macroeconomic disruption. Our business, operations and financial results have been, and may continue to be, adversely impacted by the COVID-19 pandemic and by related government actions (including declared states of emergency and quarantine, “shelter in place” or similar orders), non-governmental agency recommendations and public perceptions, all of which have led to disruption in global economic and labor market conditions.  These effects have had a significant impact on our business, including reduced demand for our services, early terminations of client contracts and client hiring freezes, and a shift of a majority of our workforce to remote operations, all of which have contributed to a decline in revenues and other adverse impacts on our financial results. Other potential impacts of the spread of COVID-19 include continued or expanded closures of our clients’ facilities, the possibility  our clients will not be able to pay for our services and solutions, or that they will attempt to defer payments owed to us, any of which could impact our liquidity, the possibility that the uncertain nature of the pandemic may not yield the increase in outplacement-related programs that we have historically observed during periods of economic downturn, and the possibility that various government-sponsored programs to provide economic relief will be inadequate.  Further, we may continue to experience adverse financial impacts if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives or otherwise.  As a result of these observed and potential developments, we expect our business, operations and financial results to continue to be negatively affected.  In particular, a number of our most important European markets, including France and Italy, have been especially impacted to date by COVID-19, and there is a risk that continued deterioration, or a slow eventual recovery, in those and other key markets, including the United States, will have an adverse effect on the labor markets of those jurisdictions and the related demand for our services.

We are continuing to monitor and assess the effects of the COVID-19 pandemic but expect that our business, operations and financial results will continue to be adversely affected.  There are numerous uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, the extent and duration of travel restrictions and business closures imposed by the governments of impacted countries, and the effects these and other factors have on underlying economic and labor market conditions. As a result, we cannot accurately predict the ultimate effects, which could be material, of the COVID-19 pandemic on our business, operations and financial results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2018, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. In August 2019, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the first quarter of 2020 under the 2018 and 2019 authorizations. As of March 31, 2020, there were 5.9 million shares remaining authorized for repurchase under the 2019 authorization and no shares remaining authorized to repurchase under the 2018 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1 - 31, 2020	3,605	(1)	$—	—	6,750,496
February 1 - 29, 2020	303,122	(2)	$91.11	229,500	6,520,996
March 1 - 31, 2020	641,109		$66.88	641,109	5,879,887
Total	947,836		$73.27	870,609	5,879,887
(1)	Includes 3,605 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.
(2)

Includes 73,622 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock and performance share units.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and affiliates, to date in 2020:

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

(c)	audit services with respect to certain procedures and certifications where required; and
(d)	other services consisting of market research to benchmark certain aspects of our business.

Item 6 – Exhibits

3.1	Text of Amendments to the ManpowerGroup Inc. Amended and Restated By-Laws, incorporated by reference to the Company’s Current Report on Form 8-K dated April 16, 2020.
3.2	Amended and Restated By-Laws of ManpowerGroup Inc., as amended through April 16, 2020 (complete version).
10.1	Severance agreement between Jonas Prising and the Company dated February 14, 2020, incorporated by reference to the Company’s Current Report on Form 8-K dated February 14, 2020.
31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: May 8, 2020

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)