Form 10-Q
period 2020-06-30
ManpowerGroup Inc.
filed 2020-08-07
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

June 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at August 5, 2020
Common Stock, $.01 par value	58,071,017

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	June 30, 2020	December 31, 2019

Cash and cash equivalents	$1,438.6	$1,025.8
Accounts receivable, less allowance for doubtful accounts of $117.7 and $113.5, respectively	4,224.6	5,273.1
Prepaid expenses and other assets	229.5	185.6
Total current assets	5,892.7	6,484.5

Other Assets:
Goodwill	1,178.2	1,260.1
Intangible assets, less accumulated amortization of $401.6 and $389.4, respectively	255.1	268.6
Operating lease right-of-use asset	409.1	448.5
Other assets	588.1	618.8
Total other assets	2,430.5	2,596.0

Property and Equipment:
Land, buildings, leasehold improvements and equipment	593.9	605.5
Less: accumulated depreciation and amortization	457.5	462.2
Net property and equipment	136.4	143.3
Total assets	$8,459.6	$9,223.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2020	December 31, 2019
Current Liabilities:
Accounts payable	$2,243.5	$2,474.9
Employee compensation payable	161.7	206.4
Accrued liabilities	499.6	545.4
Accrued payroll taxes and insurance	572.8	649.7
Value added taxes payable	419.5	504.0
Short-term borrowings and current maturities of long-term debt	40.5	61.0
Total current liabilities	3,937.6	4,441.4

Other Liabilities:
Long-term debt	1,014.3	1,012.4
Long-term operating lease liability	308.5	336.7
Other long-term liabilities	656.4	671.8
Total other liabilities	1,979.2	2,020.9

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 117,499,079 and 117,190,883 shares, respectively	1.2	1.2
Capital in excess of par value	3,388.0	3,370.6
Retained earnings	3,368.2	3,494.1
Accumulated other comprehensive loss	(479.1)	(441.0)
Treasury stock at cost, 59,446,363 and 58,517,128 shares, respectively	(3,752.3)	(3,681.9)
Total ManpowerGroup shareholders’ equity	2,526.0	2,743.0
Noncontrolling interests	16.8	18.5
Total shareholders’ equity	2,542.8	2,761.5
Total liabilities and shareholders’ equity	$8,459.6	$9,223.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues from services	$3,742.2	$5,373.1	$8,361.3	$10,418.0
Cost of services	3,165.5	4,502.7	7,060.6	8,742.8
Gross profit	576.7	870.4	1,300.7	1,675.2
Selling and administrative expenses, excluding goodwill impairment charges	559.9	675.6	1,246.2	1,374.9
Goodwill impairment charges	66.8	64.0	66.8	64.0
Selling and administrative expenses	626.7	739.6	1,313.0	1,438.9
Operating (loss) profit	(50.0)	130.8	(12.3)	236.3
Interest and other expenses (income), net	5.8	(70.2)	26.3	(58.3)
(Loss) earnings before income taxes	(55.8)	201.0	(38.6)	294.6
Provision for income taxes	8.6	73.7	24.1	113.8
Net (loss) earnings	(64.4)	$127.3	$(62.7)	$180.8
Net (loss) earnings per share – basic	$(1.11)	$2.12	$(1.07)	$3.00
Net (loss) earnings per share – diluted	$(1.11)	$2.11	$(1.07)	$2.98
Weighted average shares – basic	58.2	60.0	58.5	60.3
Weighted average shares – diluted	58.2	60.4	58.5	60.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) earnings	$(64.4)	$127.3	$(62.7)	$180.8
Other comprehensive income (loss):
Foreign currency translation adjustments	37.3	32.9	(47.6)	2.3
Reclassification of currency translation adjustment to income related to disposition of partially held equity interest	—	(32.5)	—	(32.5)
Translation adjustments on derivative instruments, net of income taxes of $(5.3), $(3.1), $0.1 and $2.0, respectively	(9.3)	(11.1)	1.4	6.3
Translation adjustments of long-term intercompany loans	(1.9)	(4.2)	(0.4)	6.8
Defined benefit pension plans and retiree health care plan, net of income taxes of $(0.1), $0.0, $7.6 and $0.1, respectively	0.6	0.2	1.9	0.4
Pension settlement related to a U.S. plan, net of income taxes of $(3.9)	—	—	6.6	—
Total other comprehensive income (loss)	26.7	(14.7)	(38.1)	(16.7)
Comprehensive (loss) income	$(37.7)	$112.6	$(100.8)	$164.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) earnings	$(62.7)	$180.8
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	37.0	39.0
Noncash gain on disposition of previously held equity interest	-	(80.4)
Noncash goodwill and other impairment charges	71.3	64.0
Deferred income taxes	(7.9)	13.7
Provision for doubtful accounts	10.9	11.5
Share-based compensation	11.5	12.9
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	988.3	(120.9)
Other assets	(27.2)	81.3
Other liabilities	(425.1)	75.2
Cash provided by operating activities	596.1	277.1

Cash Flows from Investing Activities:
Capital expenditures	(18.9)	(24.0)
Acquisition of businesses, net of cash acquired	-	114.7
Proceeds from the sale of subsidiaries, investments, property and equipment	0.8	8.0
Cash (used in) provided by investing activities	(18.1)	98.7

Cash Flows from Financing Activities:
Net change in short-term borrowings	(17.8)	(3.0)
Proceeds from long-term debt	1.1	7.6
Repayments of long-term debt	(0.1)	(0.1)
Payments of contingent consideration for acquisitions	(1.7)	(22.8)
Proceeds from share-based awards and sale of subsidiaries	6.8	5.5
Payments to noncontrolling interest	(0.8)	(2.1)
Other share-based award transactions	(6.6)	(7.3)
Repurchases of common stock	(63.8)	(101.0)
Dividends paid	(63.2)	(65.2)
Cash used in financing activities	(146.1)	(188.4)

Effect of exchange rate changes on cash	(19.1)	(8.9)
Change in cash and cash equivalents	412.8	178.5
	-
Cash and cash equivalents, beginning of period	1,025.8	591.9
Cash and cash equivalents, end of period	$1,438.6	$770.4

Supplemental Cash Flow Information:
Interest Paid	$21.2	$21.4
Income taxes paid, net	$59.5	$74.8
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$26.0	$69.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2019	117,190,883	$1.2	$3,370.6	$3,494.1	$(441.0)	$(3,681.9)	$18.5	$2,761.5
Net earnings				1.7				1.7
Other comprehensive loss					(64.8)			(64.8)
Issuances under equity plans	293,298		5.9			(6.4)		(0.5)
Share-based compensation expense			4.6					4.6
Repurchases of common stock						(63.8)		(63.8)
Noncontrolling interest transactions							0.3	0.3
Balance, March 31, 2020	117,484,181	$1.2	$3,381.1	$3,495.8	$(505.8)	$(3,752.1)	$18.8	$2,639.0
Net loss				(64.4)				(64.4)
Other comprehensive income					26.7			26.7
Issuances under equity plans	14,898					(0.2)		(0.2)
Share-based compensation expense			6.9					6.9
Dividends				(63.2)				(63.2)
Noncontrolling interest transactions							(2.0)	(2.0)
Balance, June 30, 2020	117,499,079	$1.2	$3,388.0	$3,368.2	$(479.1)	$(3,752.3)	$16.8	$2,542.8

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2018	116,795,899	$1.2	$3,337.5	$3,157.7	$(399.8)	$(3,471.7)	$73.6	$2,698.5
Net earnings				53.5				53.5
Other comprehensive loss					(2.0)			(2.0)
Issuances under equity plans	247,325		0.4			(5.3)		(4.9)
Share-based compensation expense			4.6					4.6
Repurchases of common stock						(101.0)		(101.0)
Noncontrolling interest transactions			0.5				0.7	1.2
Balance, March 31, 2019	117,043,224	$1.2	$3,343.0	$3,211.2	$(401.8)	$(3,578.0)	$74.3	$2,649.9
Net earnings				127.3				127.3
Other comprehensive loss					(14.7)			(14.7)
Issuances under equity plans	120,244		3.9			(1.9)		2.0
Share-based compensation expense			8.3					8.3
Dividends				(65.2)				(65.2)
Repurchases of common stock								-
Noncontrolling interest transactions			(0.8)				(12.3)	(13.1)
Balance, June 30, 2019	117,163,468	$1.2	$3,354.4	$3,273.3	$(416.5)	$(3,579.9)	$62.0	$2,694.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2020 and 2019

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

COVID-19

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and global macroeconomic disruption. Our business, operations and consolidated financial statements for the three and six months ended June 30, 2020 were significantly negatively impacted by the COVID-19 crisis. By the end of March, significant lockdown measures had been implemented in our main markets in Europe and North America, as well as in certain other countries. As the second quarter of 2020 drew to a close, indications were that the impact of the COVID-19 crisis had been contained in many parts of the world, and economies had begun to slowly reopen.  However, some countries in Latin America and parts of the United States continue to deal with the COVID-19 crisis at elevated levels. Continued uncertainty remains as to the future impact of the pandemic on global and local economies.

We are continuing to monitor and assess the impacts of the COVID-19 pandemic and we expect that our financial condition, liquidity and future results of operations will continue to be adversely affected. However, we cannot predict with certainty what the impact will be on future periods. For further information on the impacts of COVID-19 on our business, operations and financial results, see Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Allowance for Doubtful Accounts

We have an allowance for doubtful accounts recorded as an estimate of the accounts receivable that may not be collected. This allowance is calculated on an entity-by-entity basis with consideration of historical write-off experience, age of receivables, market conditions, and a specific review for potential bad debts. Items that affect this balance mainly include bad debt expense and the write-off of accounts receivable balances.

A rollforward of our allowance for doubtful accounts is shown below:

Six Months Ended June 30, 2020
Balance, December 31, 2019	$113.5
Provisions charged to earnings	10.8
Write-offs	(9.6)
Translation adjustments	(0.8)
Reclassifications and other	3.8
Balance, June 30, 2020	$117.7

Leases

We determine whether a contract is or contains a lease at contract inception. Right-of-use (“ROU”) assets and long-term lease liabilities are presented as separate line items on our Consolidated Balance Sheets. Current operating lease liabilities are included in accrued expenses on our Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. As the rate implicit in the lease is not readily determinable in most of our leases, we use our incremental borrowing rate. We determine our incremental borrowing rate at the commencement date using our unsecured borrowing rate, adjusted for collateralization, lease term, economic environment, currency and other factors. ROU assets are recognized at commencement date at the value of the related lease liabilities, adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Our lease terms include options to renew or not terminate the lease when it is reasonably certain that we will exercise that option.

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

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment tests include: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates, and a terminal value multiple.

During the second quarter of 2019, we determined that it was more likely than not that the fair value of the Germany reporting unit was below its carrying amount and performed an interim goodwill impairment test. As a result of the interim test, we wrote down the carrying value of the Germany reporting unit to its estimated fair value and recognized a non-cash impairment charge loss of $60.2 during the second quarter of 2019. As of the date of our last annual impairment test, performed during the third quarter of 2019, the fair value of each reporting unit was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the Germany reporting unit.

For the second quarter of 2020, in connection with the preparation of our quarterly financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit was below its carrying amount. We identified several factors related to our Germany reporting unit that led us to conclude that it was more likely than not that the fair value of the reporting unit was below its carrying amount. These factors included sustained operating losses resulted from the ongoing decline and increased uncertainty in the outlook of the manufacturing sector, particularly the automotive sector in Germany, coupled with the significant implications of COVID-19. Our German business has not experienced the improvement in the rate of revenue decline as the second quarter progressed that many of our other European markets have experienced, and if we continue to experience sustained revenue declines and operating losses we may have to consider further actions to optimize our business structure.

As we determined that it was more likely than not that the fair value of the Germany reporting unit was below its carrying amount, we performed an interim impairment test on this reporting unit as of June 30, 2020. As a result of our interim test, we recognized a non-cash impairment loss of $66.8. The Germany reporting unit is included in the Northern Europe segment. The goodwill impairment charge resulted from reductions in the estimated fair value for our Germany reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2019 annual goodwill impairment test and our quarterly assessments in the intervening periods due to the factors discussed above.

We determined the fair value of the Germany reporting unit by utilizing an income approach derived from a discounted cash flow methodology. The income approach is developed from management’s forecasted cash flow data. Significant assumptions used in our interim goodwill impairment test included: future expected revenue growth rates, operating unit profit margins, working capital levels, discount rate, and a terminal value multiple.

We have also experienced declines in the operating results of our reporting units apart from our Germany reporting unit during the six months ended June 30, 2020 as a result of the impact from the COVID-19 pandemic on the global economy; however, as of the end of the first half of 2020 and the date of this filing, we do not believe that it is more likely than not that the fair value of our reporting units are below their carrying value. However, given the uncertainty of the financial impacts from the COVID-19 pandemic, there may be further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

(2) Recent Accounting Standards

Accounting Standards Effective as of January 1, 2020

In June 2016, the FASB issued new accounting guidance on financial instruments. The new guidance requires application of an impairment model known as the current expected credit loss (“CECL”) model to certain financial instruments. Using the CECL model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions, and forecasted information rather than the previous methodology of delaying recognition of credit losses until it is probable that loss has been incurred. The new guidance was effective for us as of January 1, 2020. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to June 30, 2020, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $37.3 at June 30, 2020 and $44.5 at December 31, 2019.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 3 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for descriptions of revenue service types.

	3 Months Ended June 30,
	2020					2019
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$429.0	$30.5	$15.8	$40.6	$515.9	$551.3	$38.4	$24.1	$38.9	$652.7
Other Americas	307.2	7.3	3.1	3.1	320.7	392.8	13.3	6.2	3.2	415.5
	736.2	37.8	18.9	43.7	836.6	944.1	51.7	30.3	42.1	1,068.2
Southern Europe:
France	663.4	62.5	7.4	2.7	736.0	1,345.7	58.4	13.6	7.6	1,425.3
Italy	255.0	5.0	4.8	3.7	268.5	365.2	11.9	10.7	6.6	394.4
Other Southern Europe	380.6	75.0	7.5	3.2	466.3	471.9	83.7	16.0	3.0	574.6
	1,299.0	142.5	19.7	9.6	1,470.8	2,182.8	154.0	40.3	17.2	2,394.3
Northern Europe	768.3	64.4	19.6	13.4	865.7	1,050.8	88.3	38.2	16.8	1,194.1
APME	450.6	81.7	28.2	8.6	569.1	582.0	75.3	50.1	9.1	716.5
Total	$3,254.1	$326.4	$86.4	$75.3	$3,742.2	$4,759.7	$369.3	$158.9	$85.2	$5,373.1

	6 Months Ended June 30,
	2020					2019
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$947.7	$60.6	$40.8	$77.7	$1,126.8	$1,080.0	$73.3	$47.0	$75.6	$1,275.9
Other Americas	686.7	19.7	8.6	5.8	720.8	778.2	25.8	12.0	6.5	822.5
	1,634.4	80.3	49.4	83.5	1,847.6	1,858.2	99.1	59.0	82.1	2,098.4
Southern Europe:
France	1,661.7	140.6	19.9	7.6	1,829.8	2,570.2	117.1	28.1	16.0	2,731.4
Italy	562.1	13.7	13.0	7.4	596.2	695.2	21.7	20.6	13.3	750.8
Other Southern Europe	796.5	165.6	21.4	6.0	989.5	818.9	164.3	30.2	7.5	1,020.9
	3,020.3	319.9	54.3	21.0	3,415.5	4,084.3	303.1	78.9	36.8	4,503.1
Northern Europe	1,717.9	135.3	50.9	30.1	1,934.2	2,104.2	179.8	76.3	34.3	2,394.6
APME	917.2	164.9	65.1	16.8	1,164.0	1,165.4	146.1	93.8	16.6	1,421.9
Total	$7,289.8	$700.4	$219.7	$151.4	$8,361.3	$9,212.1	$728.1	$308.0	$169.8	$10,418.0

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	3 Months Ended June 30,
	2020			2019
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$507.6	$8.3	$515.9	$639.0	$13.7	$652.7
Other Americas	318.8	1.9	320.7	411.2	4.3	415.5
	826.4	10.2	836.6	1,050.2	18.0	1,068.2
Southern Europe:
France	729.5	6.5	736.0	1,412.6	12.7	1,425.3
Italy	264.1	4.4	268.5	384.6	9.8	394.4
Other Southern Europe	460.0	6.3	466.3	561.4	13.2	574.6
	1,453.6	17.2	1,470.8	2,358.6	35.7	2,394.3
Northern Europe	848.6	17.1	865.7	1,160.8	33.3	1,194.1
APME	553.5	15.6	569.1	683.3	33.2	716.5
Total	$3,682.1	$60.1	$3,742.2	$5,252.9	$120.2	$5,373.1

	6 Months Ended June 30,
	2020			2019
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$1,105.4	$21.4	$1,126.8	$1,249.2	$26.7	$1,275.9
Other Americas	715.3	5.5	720.8	814.2	8.3	822.5
	1,820.7	26.9	1,847.6	2,063.4	35.0	2,098.4
Southern Europe:
France	1,811.6	18.2	1,829.8	2,705.0	26.4	2,731.4
Italy	584.1	12.1	596.2	731.6	19.2	750.8
Other Southern Europe	971.5	18.0	989.5	995.8	25.1	1,020.9
	3,367.2	48.3	3,415.5	4,432.4	70.7	4,503.1
Northern Europe	1,890.0	44.2	1,934.2	2,328.2	66.4	2,394.6
APME	1,128.8	35.2	1,164.0	1,360.2	61.7	1,421.9
Total	$8,206.7	$154.6	$8,361.3	$10,184.2	$233.8	$10,418.0

(4) Share-Based Compensation Plans

During the three months ended June 30, 2020 and 2019, we recognized share-based compensation expense of $6.9 and $8.3, respectively, and $11.5 and $12.9 for the six months ended June 30, 2020 and 2019, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $6.8 and $5.3 for the six months ended June 30, 2020 and 2019, respectively.

(5) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. For the six months ended June 30, 2020, the total cash consideration paid for acquisitions, net of cash acquired, was $1.7, which represents a deferred consideration payment related to a previous acquisition.

On April 3, 2019, we acquired the remaining 51% controlling interest in our Swiss franchise (“Manpower Switzerland”) to obtain full ownership of the entity. Additionally, as part of the purchase agreement we acquired the remaining 20% interest in Experis AG. Manpower Switzerland provides contingent staffing services under our Manpower brand in the four main language regions in Switzerland. Both Manpower Switzerland and Experis AG are reported in our Southern Europe segment. The aggregate cash consideration paid was $212.7 as of June 30, 2019 and was funded through cash on hand. Of the total consideration paid, $58.3 was for the acquired interests and the remaining $154.4 was for cash and cash equivalents. The total cash impact of the acquisition was an inflow of $104.8, net of cash acquired of $317.5. The acquisition of the remaining interest of Experis AG was accounted for as an equity transaction as we previously consolidated the entity.

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

Excluding Manpower Switzerland and Experis AG, the total cash consideration paid for acquisitions, net of cash acquired, was $17.7 for the six months ended June 30, 2019. This balance represents contingent consideration payments related to previous acquisitions, of which $13.0 had been recognized as a liability at the acquisition date.

(6) Restructuring Costs

We recorded net restructuring costs of $48.2 and $41.4 during the six months ended June 30, 2020 and 2019, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. As a result of the adoption of the new accounting guidance on leases as of January 1, 2019, the office closure costs of $8.2 during the six months ended June 30, 2020 were recorded as an impairment to the operating lease right-of-use asset and, thus, are not included in the restructuring reserve balance as of June 30, 2020. The costs paid, utilized or transferred out of our restructuring reserve were $32.1 during the six months ended June 30, 2020. We expect a majority of the remaining $23.4 reserve will be paid by the end of 2020.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2019	$0.4	$0.7	$6.2	$—	$—	$7.3
Severance costs	4.7	11.8	19.3	1.0	0.2	37.0
Office closure and other costs	8.1	1.3	0.2	1.6	—	11.2
Costs paid, utilized or transferred out	(10.5)	(12.0)	(7.0)	(2.6)	—	(32.1)
Balance, June 30, 2020	$2.7	$1.8	$18.7	$-	$0.2	$23.4

(1)	Balances related to the United States were $0.3 and $2.1 as of December 31, 2019 and June 30, 2020, respectively.
(2)	France had no restructuring reserve as of both December 31, 2019 and June 30, 2020. Balances related to Italy were $0.3 and $0.6 as of December 31, 2019 and June 30, 2020, respectively.

(7) Income Taxes

We recorded income tax expense on a pre-tax loss resulting in a negative effective rate of 15.4% for the three months ended June 30, 2020, as compared to an income tax expense on pre-tax earnings resulting in an effective rate of 36.7% for the three months ended June 30, 2019. The 2020 rate was negative due to a pre-tax loss that primarily resulted from the impact from the goodwill impairment charge, related to our Germany reporting unit, which was non-deductible. The 2020 rate was also unfavorably impacted by the relatively low level and mix of pre-tax (losses) earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the French business tax. The French business tax had a more significant unfavorable impact in the quarter due to French pre-tax earnings decreasing at a greater rate than revenues, which is the primary basis for the tax calculation. The negative effective tax rate of 15.4% for the three months ended June 30, 2020 was significantly different than the United States Federal statutory rate of 21% primarily due to the factors noted above.

We recorded income tax expense on a pre-tax loss resulting in a negative effective rate of 62.4% for the six months ended June 30, 2020, as compared to an income tax expense on pre-tax earnings resulting in an effective rate of 38.6% for the six months ended June 30, 2019. The 2020 rate was negative due to a pre-tax loss that primarily resulted from the impact from the goodwill impairment charge, related to our Germany reporting unit, which was non-deductible. The 2020 rate was also unfavorably impacted by the relatively low level and mix of pre-tax earnings, restructuring costs and tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the French business tax. The negative effective tax rate of 62.4% for the six months ended June 30, 2020 was significantly different than the United States Federal statutory rate of 21% primarily due to the factors noted above, partially offset by a discrete favorable benefit for the successful appeal of a non-United States tax ruling.

As of June 30, 2020, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $70.3 that would favorably impact the effective tax rate if recognized. As of December 31, 2019, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $69.5. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2013 through 2020 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of June 30, 2020, we are subject to tax audits in Austria, Belgium, Canada, Denmark, Germany, Israel and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net (Loss) Earnings Per Share

The calculations of net (loss) earnings per share - basic and net earnings per share - diluted were as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) earnings available to common shareholders	$(64.4)	$127.3	$(62.7)	$180.8
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	58.2	60.0	58.5	60.3
Effect of dilutive securities - stock options	—	0.1	—	0.1
Effect of other share-based awards	—	0.3	—	0.3
Weighted-average common shares outstanding - diluted	58.2	60.4	58.5	60.7
Net (loss) earnings per share - basic	$(1.11)	$2.12	$(1.07)	$3.00
Net (loss) earnings per share - diluted	$(1.11)	$2.11	$(1.07)	$2.98

Due to the net loss for the three months and six months ended June 30, 2020, the assumed exercise of share-based awards had an anti-dilutive effect and therefore was not included in the calculations of net loss per share – diluted for the three months and six months ended June 30, 2020. There were 1.1 million and 0.4 million share-based awards excluded from the calculation of net (loss) earnings per share - diluted for the three months ended June 30, 2020 and 2019, respectively, and 0.9 million and 0.4 million share-based awards excluded from the calculation of net (loss) earnings per share - diluted for the six months ended June 30, 2020 and 2019, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	June 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,178.2	$—	$1,178.2	$1,260.1	$—	$1,260.1
Intangible assets:
Finite-lived:
Customer relationships	$459.0	$386.7	$72.3	$460.5	$375.7	$84.8
Other	20.7	14.9	5.8	20.9	13.7	7.2
	479.7	401.6	78.1	481.4	389.4	92.0
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	125.0	—	125.0	124.6	—	124.6
	177.0	—	177.0	176.6	—	176.6
Total intangible assets	$656.7	$401.6	$255.1	$658.0	$389.4	$268.6

(1) Balances were net of accumulated impairment loss of $644.2 and $577.4 as of June 30, 2020 and December 31, 2019, respectively.

(2) Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2020 and December 31, 2019.

Total consolidated amortization expense related to intangible assets for the remainder of 2020 is expected to be $12.9 and in each of the next five years as follows: 2021- $15.9, 2022- $12.7, 2023- $10.0, 2024 - $7.7, 2025- $5.8.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)(3)	Northern Europe(3)	APME	Corporate(4)	Total
Balance, December 31, 2019	$535.6	$144.8	$374.6	$79.1	$126.0	$1,260.1
Currency impact	(2.2)	—	(11.0)	(1.9)	—	(15.1)
Impairment Charge	—	—	(66.8)	—	—	(66.8)
Balance, June 30, 2020	$533.4	$144.8	$296.8	$77.2	$126.0	$1,178.2

(1) Balances related to the United States were $490.3 and $490.2 as of December 31, 2019 and June 30, 2020, respectively.

(2) Balances related to France were $67.3 and $67.4 as of December 31, 2019 and June 30, 2020, respectively. Balances related to Italy were $4.6 and $3.8 as of December 31, 2019 and June 30, 2020.

(3) The impairment charge of $66.8 relates to our Germany reporting unit, which was recorded during the second quarter of 2020. See Note 1 to the Consolidated Financial Statements for further information.

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

Goodwill balances by reporting unit were as follows:

	June 30,	December 31,
	2020	2019
United States	$545.7	$545.8
Netherlands	109.7	109.5
United Kingdom	90.9	97.3
France	67.4	67.3
Right Management	62.1	62.1
Germany	—	67.2
Other reporting units	302.4	310.9
Total goodwill	$1,178.2	$1,260.1

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	Defined Benefit Pension Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$5.1	$4.3	$10.2	$6.8
Interest cost	2.3	3.2	4.6	6.3
Expected return on assets	(3.2)	(3.6)	(6.6)	(5.9)
Settlement loss	—	—	10.2	—
Other	0.7	0.4	1.6	0.9
Total benefit cost	$4.9	$4.3	$20.0	$8.1

	Retiree Health Care Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest cost	$0.1	$0.2	$0.2	$0.3
Prior service credit	(0.2)	(0.2)	(0.4)	(0.4)
Total benefit credit	$(0.1)	$—	$(0.2)	$(0.1)

During the three and six months ended June 30, 2020, contributions made to our pension plans were $5.0 and $11.0, respectively, and contributions made to our retiree health care plan were $0.3 and $0.6, respectively. During 2020, we expect to make total contributions of approximately $17.0 to our pension plans and to fund our retiree health care payments as incurred.

Pension Settlement

During the six months ended June 30, 2020, we fully settled our United States Qualified Retirement Plan (the “Plan”) liability. We purchased annuities of $19.2 and settled lump sum payments of $3.2 from the Plan in January and February 2020, respectively. The completion of lump sum payments in February and transfer of remaining participants to the Pension Benefit Guarantee Corporation (PBGC) in March triggered final settlement of the plan. Upon settlement of the pension liability, we reclassified the related pension losses of $6.6, net of tax, recorded in accumulated other comprehensive loss to the Consolidated Statements of Comprehensive (Loss) Income. The total amount of the required payout to plan participants was determined based on employee elections and market conditions at the time of settlement. The remaining plan assets of $16.6 which were in excess of the pension liability upon settlement will be utilized to fund future qualified 401(k) plan contributions following the conclusion of the standard PBGC audit.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	June 30,	December 31,
	2020	2019
Foreign currency translation	$(308.1)	$(260.5)
Translation gain on derivative instruments, net of income taxes of $(9.0) and $(9.1), respectively	14.5	13.1
Translation loss on long-term intercompany loans	(121.9)	(121.5)
Defined benefit pension plans, net of income taxes of $(35.2) and $(30.9), respectively	(65.3)	(74.1)
Retiree health care plan, net of income taxes of $2.2 and $1.6, respectively	1.7	2.0
Accumulated other comprehensive loss	$(479.1)	$(441.0)

Noncontrolling Interests

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses in our Consolidated Statements of Operations. We recorded a benefit of $0.4 and an expense of $0.1 for the three months ended June 30, 2020 and 2019, respectively, and a benefit of $1.0 and an expense of $1.1 for the six months ended June 30, 2020 and 2019, respectively.

Dividends

The Board of Directors declared a semi-annual dividend of $1.09 per share on both May 8, 2020 and May 10, 2019. The 2020 dividends were paid on June 15, 2020 to shareholders of record as of June 1, 2020. The 2019 dividends were paid on June 14, 2019 to shareholders of record on June 3, 2019.

Share Repurchases

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization is in addition to the August 2018 Board authorizations to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first six months of 2020, we repurchased a total of 0.9 million shares comprised of 0.8 million shares under the 2018 authorization and 0.1 million shares under the 2019 authorization, at a total cost of $63.8. The repurchases in the first half of 2020 all occurred within the first quarter of 2020. During the first six months of 2019, we repurchased a total of 1.2 million shares at a cost of $101.0 under the 2018 authorization. As of June 30, 2020, there were 5.9 million shares remaining authorized for repurchase under the 2019 authorization and no shares remaining authorized for repurchase under the 2018 authorization.

(12) Interest and Other Expenses (Income), Net

Interest and other expenses (income), net consisted of the following:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest expense	$10.4	$11.2	$21.5	$21.4
Interest income	(3.1)	(1.1)	(6.8)	(2.6)
Foreign exchange loss (gain)	0.5	(0.5)	3.6	2.4
Miscellaneous (income) expense, net(1)	(2.0)	(79.8)	8.0	(79.5)
Interest and other expenses (income), net	$5.8	$(70.2)	$26.3	$(58.3)

(1)

Miscellaneous (income) expense, net for the six months ended June 30, 2020 includes a $10.2 pension settlement loss related to one of our United States plans. See Note 10 to the Consolidated Financial Statements for further information. Miscellaneous (income) expense, net for the three and six months ended June 30, 2019 includes an $80.4 gain related to our acquisition of the remaining controlling interest in Manpower Switzerland. See Note 5 to the Consolidated Financial Statements for further information.

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

The €400.0 ($448.2) notes due September 2022 and the €500.0 ($557.3) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of June 30, 2020.

In September 2019, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCI for the three and six months ended June 30, 2020 and 2019 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	3 Months Ended June 30,		6 Months Ended June 30,
Instrument	2020	2019	2020	2019
Euro Notes	$(18.3)	$(13.9)	$(1.9)	$8.5
Cross-currency swaps	9.9	—	2.4	—

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three and six months ended June 30, 2020 and 2019:

				(Loss) Gain Reclassified
	(Loss) Gain Recognized in OCI			from AOCI into Income
	3 Months Ended June 30,		Location of (Loss) Gain Reclassified	3 Months Ended June 30,
Instrument	2020	2019	from AOCI into Income	2020	2019
Cross-currency swaps	$(0.9)	$5.0	Interest and other expenses (income), net	$(1.0)	$5.4

				(Loss) Gain Reclassified
	(Loss) Gain Recognized in OCI			from AOCI into Income
	6 Months Ended June 30,		Location of (Loss) Gain Reclassified	6 Months Ended June 30,
Instrument	2020	2019	from AOCI into Income	2020	2019
Cross-currency swaps	$4.8	$5.0	Interest and other expenses (income), net	$4.7	$5.4

We expect the net amount of pre-tax derivative gains included in AOCI at June 30, 2020 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2020 was as follows:

	Location of Gain	Amount of Gain Recognized in Income
Instrument	Recognized in Income	3 Months Ended June 30,		6 Months Ended June 30,
		2020	2019	2020	2019
Foreign currency forward contracts	Interest and other expenses (income), net	$0.5	$9.1	$0.3	$9.2

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

	Assets
		June 30,	December 31,
	Balance Sheet Location	2020	2019
Instruments designated as cash flow hedges:
Cross-currency swaps	Prepaid expenses and other assets	$15.7	$9.7
Total instruments		$15.7	$9.7

	Liabilities
		June 30,	December 31,
	Balance Sheet Location	2020	2019
Instruments designated as net investment hedges:
Euro Notes	Long-term debt	$1,005.5	$1,002.9
Cross-currency swaps	Accrued liabilities	4.1	6.0
Total instruments		$1,009.6	$1,008.9

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,033.2 and $1,062.5 as of June 30, 2020 and December 31, 2019, respectively, compared to a carrying value of $1,005.5 and $1,002.9, respectively.

Our deferred compensation plan assets were $103.8 and $107.3 as of June 30, 2020 and December 31, 2019 respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

The components of lease expense were as follows:

	Three Months Ended June 30,		6 Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$35.6	$35.0	$71.6	$69.7
Short-term lease expense	3.3	6.0	7.2	12.1
Other lease expense(1)	$4.2	$4.8	$8.5	$9.9
Total lease expense	$43.1	$45.8	$87.3	$91.7
(1)	Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	6 Months Ended June 30,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$71.6	$64.8
Operating ROU assets obtained in exchange for lease obligations	26.0	69.7

	June 30,	December 31,
Supplemental Balance Sheet Information	2020	2019
Operating Leases

Operating lease ROU assets	$409.1	$448.5

Operating lease liabilities - current(1)	$113.4	$122.1
Operating lease liabilities - long-term	308.5	336.7
Total operating lease liabilities	$421.9	$458.8
(1)	Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

Weighted Average Remaining Lease Term
Operating leases	5.5 years
Weighted Average Discount Rate
Operating leases	3.1%

Maturities of operating lease liabilities as of June 30, 2020 were as follows:

(In millions)
Period Ending June 30, 2020	Operating Leases
Remainder of 2020	$67.0
2021	109.5
2022	84.6
2023	58.5
2024	41.9
2025	28.1
Thereafter	73.2
Total future undiscounted lease payments	$462.8
Less imputed interest	$(40.9)
Total operating lease liabilities	$421.9

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

	3 Months Ended June 30,		6 Months Ended June 30,
	2020	2019	2020	2019
Revenues from services:
Americas:
United States (a)	$515.9	$652.7	$1,126.8	$1,275.9
Other Americas	320.7	415.5	720.8	822.5
	836.6	1,068.2	1,847.6	2,098.4
Southern Europe:
France	736.0	1,425.3	1,829.8	2,731.4
Italy	268.5	394.4	596.2	750.8
Other Southern Europe	466.3	574.6	989.5	1,020.9
	1,470.8	2,394.3	3,415.5	4,503.1

Northern Europe	865.7	1,194.1	1,934.2	2,394.6
APME	569.1	716.5	1,164.0	1,421.9
Consolidated (b)	$3,742.2	$5,373.1	$8,361.3	$10,418.0

Operating unit profit (loss): (c)
Americas:
United States	$9.2	$37.7	$11.5	$54.3
Other Americas	10.5	17.8	24.8	33.0
	19.7	55.5	36.3	87.3
Southern Europe:
France	(2.5)	75.7	35.5	131.0
Italy	11.0	29.8	25.2	50.1
Other Southern Europe	3.6	18.1	4.4	29.1
	12.1	123.6	65.1	210.2

Northern Europe	0.3	25.6	(13.8)	27.5
APME	18.0	29.7	34.9	50.3
	50.1	234.4	122.5	375.3
Corporate expenses	(26.6)	(31.9)	(54.4)	(59.8)
Goodwill impairment charges	(66.8)	(64.0)	(66.8)	(64.0)
Intangible asset amortization expense	(6.7)	(7.7)	(13.6)	(15.2)
Operating (loss) profit	(50.0)	130.8	(12.3)	236.3
Interest and other (expenses) income, net	(5.8)	70.2	(26.3)	58.3
(Loss) earnings before income taxes	$(55.8)	$201.0	$(38.6)	$294.6

(a)

In the United States, revenues from services included fees received from the related franchise offices of $2.4 and $3.7 for the three months ended June 30, 2020 and 2019, respectively, and $5.4 and $7.3 for the six months ended June 30, 2020 and 2019, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $122.3 and $154.3 for the three months ended June 30, 2020 and 2019, respectively, and $198.8 and $311.2 for the six months ended June 30, 2020 and 2019, respectively.

(b)

Our consolidated revenues from services include fees received from our franchise offices of $2.8 and $4.1 for the three months ended June 30, 2020 and 2019, respectively, and $6.1 and $9.7 for the six months ended June 30, 2020 and 2019, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $128.1 and $163.2 for the three months ended June 30, 2020 and 2019, respectively, and $210.4 and $406.2 for the six months ended June 30, 2020 and 2019, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 35-36 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information in Item 1A. - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2019, which information is incorporated herein by reference as well as those discussed in Part II, Item 1A. Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 31, 2020, provides cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements.  Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and other similar expressions.  Some or all of the factors identified in our annual report on Form 10-K and in Part II, Item 1A. - Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 31, 2020, may be beyond our control. Other risks and uncertainties include, but are not limited to, the following: the financial and operational impacts of the COVID-19 pandemic and related economic conditions and the Company’s efforts to respond to such impacts, including the possibility that lockdown restrictions that were eased during the second quarter of 2020 in many countries may be reinstated if the spread of the coronavirus accelerates; changes in tax legislation in places we do business; challenges in operating our business in certain European markets; failure to implement strategic technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increased demand, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses. By contrast, during periods of decreased demand, as we experienced in the second quarter of 2020, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues.

Our second quarter results were significantly negatively impacted by the COVID-19 crisis, which sharply reduced demand for our services across almost all of our operations.  By the end of March, significant lockdown measures had been implemented in our main markets in Europe and North America, as well as in certain other countries with the majority of lockdown measures being eased in May. During the quarter, we experienced turbulent and uncertain market conditions, reflecting the unprecedented speed and magnitude of the shutdowns.  Effects were felt across the world in March and April and quickly impacted the labor markets, resulting in rapidly rising unemployment as well as high levels of government supported furloughs. As the quarter drew to a close, indications are that the impact of the COVID-19 crisis had been contained in many parts of the world, and economies had begun to slowly reopen.  However, some countries in Latin America and parts of the United States continue to deal with the COVID-19 crisis at elevated levels.  Continued uncertainty remains as to the future impact of the pandemic on global and local economies.  This may depend on multiple factors which cannot be predicted, including public health conditions and the willingness of local and national governments to re-open commerce and to continue with fiscal stimulus packages. What started as a sudden and swift slowdown of the global economies and labor markets is expected to take much longer to recover around the world, and consequently we expect any improvement in labor market conditions will be slow and gradual.

During the second quarter of 2020, the United States dollar was stronger, on average, relative to the currencies in all of our markets, which therefore had an unfavorable impact on our reported results. Our reported revenues from services decreased 30.4% in the second quarter of 2020 compared to the second quarter of 2019. As noted above, most of the decline is due to the impact of COVID-19. Additionally, the results were further impacted by the relative weakness of other currencies against the United States dollar compared to the same period in 2019, which generally may understate the performance of our underlying business. The changes in the foreign currency exchange rates had a 2.4% unfavorable impact on revenues from services and an approximately $0.02 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the three months ended June 30, 2020, our businesses experienced significant changes in revenue trends from the previous quarter reflecting the sudden drop of activity that started in March. Our consolidated revenues were down 28.0% year-over-year in constant currency in the quarter, a decline from the 5.9% year-over-year constant currency decrease in the first quarter of 2020. After adjusting for billing days, our organic constant currency revenue year-over-year decrease was 26.6% in the second quarter of 2020 compared to a 7.1% decrease in the first quarter of 2020. While revenue declines persisted throughout the second quarter, the most significant portion of the year-over-year revenue decline occurred in our European markets during April and the first few weeks of May as governments put states of emergency and related lockdown requirements into place. After adjusting for billing days, we experienced a gradual improvement in the rates of decline throughout the second quarter of 2020 with monthly year-over-year revenue declines of 31% in April, 26% in May, and 24% in June. The improvement in the rate of decline during the quarter reflects the reopening of economies largely in May as governments in some of our largest countries lifted lock-down requirements.

We experienced a 45.0% decrease (-43.4% in constant currency and -38.4% in organic constant currency) in our permanent recruitment business in the quarter as a result of the COVID-19 crisis. Our Talent Solutions business, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, experienced a decline in the quarter, which was driven mostly by RPO activity.  We experienced a sharp reduction in RPO activity as many client programs initiated hiring freezes due to the COVID-19 crisis.  Our MSP business has been resilient during the crisis and experienced growth during the quarter. Our Right Management business also experienced a decline during the quarter.  Although Right Management has historically experienced an increase in outplacement activity during economic downturns, we believe client uncertainty as to the duration of the downturn has chilled outplacement spending. As a result, we did not see an increase in outplacement activity during the second quarter, although we experienced gradual improvement in the rate of revenue decline as the quarter progressed.

During the second quarter of 2020, most of our markets experienced revenue declines due to the COVID-19 crisis. We experienced a revenue decrease in Southern Europe, mainly due to revenue declines in France and Italy due to the severe impact from the crisis. We experienced a revenue decrease in Northern Europe due to the declines in all of our key markets as a result of the COVID-19 crisis and reduced demand from very challenging conditions in the manufacturing sector, particularly the automotive sector, in Germany, which has not experienced the improvement in the rate of revenue decline as the second quarter progressed that many of our other European markets have experienced. After adjusting for billing days, our organic constant currency decrease in the Americas was 18.1% due mostly to a decrease in the United States related to the COVID-19 crisis. After adjusting for billing days, revenues in organic constant currency decreased 4.6% in APME due to the COVID-19 crisis, partially offset by an increase in Japan due to an increase in Manpower staffing revenues.

Our gross profit margin in the second quarter of 2020 compared to 2019 decreased due to the decrease in our permanent recruitment business as a result of the COVID-19 crisis and the decrease in our staffing/interim margin in the Americas, Southern Europe and Northern Europe. The decrease in the staffing/interim margin was due to the higher mix of our lower-margin enterprise client business and higher rates of sickness and absenteeism in certain countries at the beginning of the quarter, partially offset by reduced direct costs in certain countries due to government crisis response programs and our execution of various bill/pay yield initiatives due to the COVID-19 crisis.

We recorded $72.8 million of goodwill and other impairment charges related to our investment in Germany and capitalized software in the United States ($66.8 million and $6.0 million, respectively) in the second quarter of 2020.

We experienced an operating loss of $50.0 million in the second quarter of 2020 compared to an operating profit of $130.8 million in the second quarter of 2019, with our operating profit margin decreasing 370 basis points compared to the second quarter of 2019. Excluding the goodwill and other impairment charges of $72.8 million and $65.6 million incurred in the second quarter of both 2020 and 2019, respectively, our operating profit was down 87.5% in constant currency while operating profit margin was down 310 basis points compared to the second quarter of 2019. The decrease in operating profit margin reflects the material deleveraging that accompanied the sudden decrease in revenues during the quarter as government lockdowns and restrictions were in effect.

We took significant actions in late March and early April, which allowed us to reduce selling and administrative expenses to partially offset the revenue and gross profit declines in the second quarter of 2020. This included leveraging government unemployment related benefits, which allowed us to move unutilized staff and associates quickly onto these programs. This also included the short-term action of cutting discretionary costs and scaling operations back. In addition to these implemented initiatives, we are prepared to take further cost actions to optimize our business structure through this economic downturn with the intention of simultaneously preserving our ability to rebound when market conditions improve. We are focused on managing costs as efficiently as possible in the short-term while continuing to progress transformational actions aligned with our strategic priorities.

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

•

The technology investments we have been making for the last few years as part of our transformational activities have facilitated a rapid response to the COVID-19 crisis.  As of June 30, 2020, we had approximately 90% of our full-time equivalent employees working remotely while mitigating potential productivity losses. We have also extended our cyber and information security capability to accelerate the ability for some of our associates and consultants to work for our clients at home mitigating potential operational or financial losses.  Expectations of when our full-time equivalent employees return to the workplace will depend on a number of factors including the impact such a return would have on the safety, health and well-being of our employees as well as the impact from any government mandates or restrictions.

•

Our business has benefitted from our diversification across geographies, industries, and offerings, that we believe position us well to endure the COVID-19 crisis. We believe this diversification may likewise position us to take advantage of market opportunities that present themselves. For example, during the second quarter, we have seen much smaller declines within our Experis business compared to the Manpower business, and we are positioned with a large portion of our business focused on providing professional services and Talent Solutions. We believe our strategy to improve the diversification of our business through the growth of Experis will facilitate growth following the crisis as companies accelerate technology investments. Additionally, portions of our Talent Solutions business are assisting our clients through this downturn with customized solutions.  Right Management has not yet seen an increase in overall outplacement activity during the second quarter, which we believe is due to client uncertainty as to the duration of the downturn, although we did experience gradual improvement in the rate of revenue decline as the quarter progressed.

Operating Results - Three Months Ended June 30, 2020 and 2019

The following table presents selected consolidated financial data for the three months ended June 30, 2020 as compared to 2019.

(in millions, except per share data)	2020	2019	Variance	Constant Currency Variance
Revenues from services	$3,742.2	$5,373.1	(30.4)%	(28.0)%
Cost of services	3,165.5	4,502.7	(29.7)%	(27.3)%
Gross profit	576.7	870.4	(33.8)%	(31.9)%
Gross profit margin	15.4%	16.2%
Selling and administrative expenses, excluding goodwill impairment charges	559.9	675.6	(17.1)%	(14.9)%
Goodwill impairment charges	66.8	64.0	4.2%	4.6%
Selling and administrative expenses	626.7	739.6	(15.3)%	(13.2)%
Operating (loss) profit	(50.0)	130.8	N/A	N/A
Operating (loss) profit margin	-1.3%	2.4%
Interest and other expenses (income), net	5.8	(70.2)	N/A
(Loss) earnings before income taxes	(55.8)	201.0	N/A	N/A
Provision for income taxes	8.6	73.7	(88.4)%
Effective income tax rate	-15.4%	36.7%
Net (loss) earnings	$(64.4)	$127.3	N/A	N/A
Net (loss) earnings per share – diluted	$(1.11)	$2.11	N/A	N/A
Weighted average shares – diluted	58.2	60.4	(3.6)%

The year-over-year decrease in revenues from services of 30.4% (-28.0% in constant currency and -26.7% in organic constant currency) was attributed to:

•

a revenue decrease in Southern Europe of 38.6% (-37.7% in constant currency). This included a revenue decrease in France of 48.4% (-47.5% in constant currency), which was primarily due to a decrease in our Manpower staffing services and a 45.6% decrease (-44.6% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis. The decrease also includes a decrease in Italy of 31.9% (-30.7% in constant currency), which was primarily due to the decreased demand for our Manpower staffing services and a 56.2% decrease (-55.4% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis;

•

decreased demand for services in most of our markets within Northern Europe, where revenues decreased 27.5% (-24.2% in constant currency), primarily due to a decrease in our Manpower business and a 47.2% decrease (-45.0% in constant currency) in the permanent recruitment business as a result of the impact of the COVID-19 crisis. We experienced revenue declines in the United Kingdom, Germany, the Netherlands, the Nordics, and Belgium of 24.2%, 33.5%, 27.9%, 26.8% and 39.2%, respectively (-21.6%, -32.2%, -26.4%, -20.3%, and -38.0%, respectively, in constant currency);

•

a revenue decrease in the United States of 21.0% (-23.0% on an organic basis) primarily driven by a decline in demand for our Manpower staffing services and a 34.6% decrease in the permanent recruitment business, both due to the impact of the COVID-19 crisis, partially offset by an increase in demand for our MSP offering and outplacement services;

•

a revenue decrease in APME of 20.6% (-19.1% in constant currency and -3.4% in organic constant currency) due to the deconsolidation of ManpowerGroup Greater China Limited in July 2019 (the “Deconsolidation”), partially offset by an increase in revenues in Japan and an increase in demand for our Talent-Based Outsourcing services within the Manpower business; and

•	a 2.4% decrease due to the impact of changes in currency exchange rates.

The year-over-year 80 basis point decrease in gross profit margin was primarily attributed to:

•	a 40 basis point unfavorable impact due to the decrease in our permanent recruitment business of 45.0% (-43.4% in constant currency and -38.4% in organic constant currency); and

•

a 40 basis point unfavorable impact from a deterioration in our staffing/interim margin in the Americas, Southern Europe and Northern Europe due to the higher mix of our lower-margin enterprise client business and higher rates of sickness and absenteeism in certain countries at the beginning of the quarter, partially offset by reduced direct costs in certain countries due to government crisis response programs and our execution of various bill/pay yield initiatives due to the COVID-19 crisis.

The 15.3% decrease in selling and administrative expenses in the second quarter of 2020 (-13.2% in constant currency; -11.2% in organic constant currency) was primarily attributed to:

•

a 20.4% decrease (-18.2% in constant currency and -15.9% in organic constant currency) in personnel costs due to a reduction of salary-related costs as a result of lower headcount, a decrease in variable incentive costs due to a decline in profitability in most markets, and the benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs;

•

a 12.5% decrease (-10.3% in constant currency and -8.2% in organic constant currency) in non-personnel related costs, excluding goodwill and other impairment charges, due to cost management actions taken across all segments as a result of revenue declines;

•	the reduction in recurring selling and administrative costs of $19.5 million as a result of the Deconsolidation in July 2019; and
•	a 2.1% decrease due to the impact of changes in currency exchange rates; partially offset by
•	the increase in goodwill and other impairment charges to $72.8 million in the second quarter of 2020 from $65.6 million in the second quarter of 2019; and
•	the additional recurring selling and administrative costs of $1.8 million incurred as a result of the franchise acquisitions in the United States in August and October 2019.

Selling and administrative expenses as a percent of revenues increased 290 basis points in the second quarter of 2020 compared to the second quarter of 2019 due primarily to:

•

a 220 basis point unfavorable impact from expense deleveraging, excluding goodwill and other impairment charges, as we were unable to decrease selling and administrative expenses at the same rate as our revenue decline;

•	a 70 basis point unfavorable impact from the increase in goodwill and other impairment charges; and
•	a 10 basis point unfavorable impact from changes in currency exchange rates; partially offset by
•	a 10 basis point favorable impact from acquisitions and dispositions.

Interest and other expenses (income), net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses (income), net was expense of $5.8 million in the second quarter of 2020 compared to income of $70.2 million in the second quarter of 2019. Net interest expense decreased $2.8 million in the second quarter of 2020 to $7.3 million from $10.1 million in the second quarter of 2019 primarily due to an increase interest income as a result of higher cash balances. Miscellaneous income decreased to $2.0 million in the second quarter of 2020 from $79.8 million in the second quarter of 2019 primarily due to the $80.4 million gain that was recorded in the second quarter of 2019 from the acquisition of Manpower Switzerland and decrease in noncontrolling interest expense as a result of a decrease in earnings in a joint venture in Germany.
We recorded income tax expense on a pre-tax loss resulting in a negative effective rate of 15.4% for the three months ended June 30, 2020, as compared to an income tax expense on pre-tax earnings resulting in an effective rate of 36.7% for the three months ended June 30, 2019. The 2020 rate was negative due to a pre-tax loss that primarily resulted from the impact from the goodwill impairment charge, related to our Germany reporting unit, which was non-deductible. The 2020 rate was also unfavorably impacted by the relatively low level and mix of pre-tax (losses) earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the French business tax. The French business tax had a more significant unfavorable impact in the quarter due to French pre-tax earnings decreasing at a greater rate than revenues, which is the primary basis for the tax calculation. The negative effective tax rate of 15.4% for the three months ended June 30, 2020 was significantly different than the United States Federal statutory rate of 21% primarily due to the factors noted above. We compute our quarterly effective tax rate in part based upon an estimate of projected annual earnings before income taxes. The COVID-19 crisis has created uncertainty in predicting future earnings before income taxes and its impact to the second quarter of 2020 along with future quarters quarterly effective tax rates may be material.

Net (loss) earnings per share - diluted was a loss of $1.11 in the second quarter of 2020 compared to earnings of $2.11 in the second quarter of 2019.  Foreign currency exchange rates unfavorably impacted net (loss) earnings per share - diluted by approximately $0.02 per share in the second quarter of 2020. Goodwill and other impairment charges recorded in the second quarter of 2020 and 2019 negatively impacted net earnings per share - diluted by approximately $1.23 and $1.26 per share in the second quarter of 2020 and 2019, respectively.  The gain from the acquisition of Manpower Switzerland recorded in the second quarter of 2019 positively impacted net earnings per share – diluted by approximately $1.32 per share in the second quarter of 2019.

Weighted average shares - diluted decreased to 58.2 million in the second quarter of 2020 from 60.4 million in the second quarter of 2019. This decrease was due to the impact of share repurchases completed since the second quarter of 2019 and the full weighting of the repurchases completed in the second quarter of 2019, partially offset by shares issued as a result of exercises and vesting of share-based awards since the second quarter of 2019.

Operating Results – Six Months Ended June 30, 2020 and 2019

(in millions, except per share data)	2020	2019	Variance	Constant Currency Variance
Revenues from services	$8,361.3	$10,418.0	(19.7)%	(17.3)%
Cost of services	7,060.6	8,742.8	(19.2)%	(16.8)%
Gross profit	1,300.7	1,675.2	(22.4)%	(20.2)%
Gross profit margin	15.6%	16.1%
Selling and administrative expenses, excluding goodwill impairment charges	1,246.2	1,374.9	(9.4)%	(7.0)%
Goodwill impairment charges	66.8	64.0	4.2%	4.6%
Selling and administrative expenses	1,313.0	1,438.9	(8.8)%	(6.5)%
Operating (loss) profit	(12.3)	236.3	N/A	N/A
Operating (loss) profit margin	-0.1%	2.3%
Interest and other expenses (income), net	26.3	(58.3)	N/A
(Loss) earnings before income taxes	(38.6)	294.6	N/A	N/A
Provision for income taxes	24.1	113.8	(78.8)%
Effective income tax rate	-62.4%	38.6%
Net (loss) earnings	$(62.7)	$180.8	N/A	N/A
Net (loss) earnings per share – diluted	$(1.07)	$2.98	N/A	N/A
Weighted average shares – diluted	58.7	60.7	(3.2)%

The year-over-year decrease in revenues from services of 19.7% (-17.3% in constant currency and -16.6% in organic constant currency) was attributed to:

•

a revenue decrease in Southern Europe of 24.2% (-22.6% in constant currency; -24.6% in organic constant currency). This included a revenue decrease in France of 33.0% (-31.3% in constant currency), which was primarily due to a decrease in our Manpower staffing services and a 28.9% decrease (-27.1% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis. The decrease also includes a decrease in Italy of 20.6% (-18.6% in constant currency), which was primarily due to the decreased demand for our Manpower staffing services and a 37.4% decrease (-35.7% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis;

•

decreased demand for services in most of our markets within Northern Europe, where revenues decreased 19.2% (-16.0% in constant currency; -15.8% in organic constant currency), primarily due to a decrease in our Manpower business and a 31.7% decrease (-29.3% in constant currency) in the permanent recruitment business as a result of the impact of the COVID-19 crisis. We experienced revenue declines in the United Kingdom, Germany, the Netherlands, the Nordics, and Belgium of 13.2%, 25.2%, 23.5%, 21.7% and 28.9%, respectively (-11.0%, -23.3%, -21.5%, -15.4%, and -27.1%, respectively, in constant currency);

•

a revenue decrease in the United States of 11.7% (-14.1% on an organic basis) primarily driven by a decline in demand for our Manpower staffing services and a 13.2% decrease in the permanent recruitment business, both due to the impact of the COVID-19 crisis, partially offset by an increase in our Talent Solutions business, primarily within our MSP offering and outplacement services;

•

a revenue decrease in APME of 18.1% (-16.6% in constant currency; -1.1% in organic constant currency) due to the deconsolidation of ManpowerGroup Greater China Limited in July 2019 (the “Deconsolidation”), partially offset by an increase in revenues in Japan and an increase in demand for our Talent-Based Outsourcing services within the Manpower business; and

•	a 2.4% decrease due to the impact of changes in currency exchange rates.

The year-over-year 50 basis point decrease in gross profit margin was primarily attributed to:

•	a 30 basis point unfavorable impact due to the decrease in our permanent recruitment business of 29.5% (-27.4% in constant currency and -22.5% in organic constant currency);
•

a 10 basis point unfavorable impact from a deterioration in our staffing/interim margin in the Americas, Southern Europe and Northern Europe due to the higher mix of our lower-margin enterprise client business and higher rates of sickness and absenteeism in certain countries and increased direct costs associated with early termination of client contracts during the COVID-19 crisis, partially offset by reduced direct costs in certain countries due to government crisis response programs and our execution of various bill/pay yield initiatives due to the COVID-19 crisis; and

•	a 10 basis point unfavorable impact due to the margin decrease in our Talent Based Outsourcing business primarily related to the lower utilization of consultants in Germany.

The 8.8% decrease in selling and administrative expenses in the first half of 2020 (-6.5% in constant currency; -5.2% in organic constant currency) was primarily attributed to:

•

a 12.8% decrease (-10.5% in constant currency and -9.0% in organic constant currency) in personnel costs due to a reduction of salary-related costs as a result of lower headcount and a decrease in variable incentive costs due to a decline in profitability in most markets, and the benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs;

•

a 6.0% decrease (-3.6% in constant currency and -2.4% in organic constant currency) in non-personnel related costs, excluding goodwill and other impairment charges and restructuring costs, due to cost management actions taken across all segments as a result of revenue declines;

•	restructuring costs of $48.2 million incurred in the first half of 2020 compared to $39.8 million incurred in the first half of 2019;
•	the increase in goodwill and other impairment charges to $72.8 million in the first half of 2020 from $65.6 million in the first half of 2019; and

•	the additional recurring selling and administrative costs of $16.3 million incurred as a result of the franchise acquisitions in the United States in August and October 2019; partially offset by
•	a 2.3% decrease due to the impact of changes in currency exchange rates; and
•	the reduction in recurring selling and administrative costs of $36.5 million as a result of the Deconsolidation in July 2019.

Selling and administrative expenses as a percent of revenues increased 190 basis points in the first half of 2020 compared to the first half of 2019 due primarily to:

•

a 130 basis point unfavorable impact from expense deleveraging, excluding goodwill and other impairment charges, as we were unable to decrease selling and administrative expenses at the same rate as our revenue decline;

•	a 30 basis point unfavorable impact from the increase in goodwill and other impairment charges;
•	a 20 basis point unfavorable impact from the increase in restructuring costs in the first half of 2020 compared to 2019; and
•	a 10 basis point unfavorable impact from changes in currency exchange rates.

Interest and other expenses (income), net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses (income), net was expense of $26.3 million in the first half of 2020 compared to income of $58.3 million in the first half of 2019. Net interest expense decreased $4.1 million in the first half of 2020 to $14.7 million from $18.8 million in the first half of 2019 primarily due to an increase interest income as a result of higher cash balances. Miscellaneous expense was $8 million in the first half of 2020 compared to miscellaneous income of $79.5 million in the first half of 2019. The change is primarily due to the $80.4 million from the acquisition of Manpower Switzerland in the first half of 2019, the pension settlement expense of $10.2 million recorded in the first half of 2020 and the decrease in noncontrolling interest expense as a result of a decrease in earnings in a joint venture in Germany.

We recorded income tax expense on a pre-tax loss resulting in a negative effective rate of 62.4% for the six months ended June 30, 2020, as compared to an income tax expense on pre-tax earnings resulting in an effective rate of 38.6% for the six months ended June 30, 2019. The 2020 rate was negative due to a pre-tax loss that primarily resulted from the impact from the goodwill impairment charge, related to our Germany reporting unit, which was non-deductible. The 2020 rate was also unfavorably impacted by the relatively low level and mix of pre-tax earnings, restructuring costs and tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the French business tax. The negative effective tax rate of 62.4% in the first half of 2020 was significantly different than the United States Federal statutory rate of 21% primarily due to the factors noted above, partially offset by a discrete favorable benefit for the successful appeal of a non-United States tax ruling.

Net (loss) earnings per share - diluted was a loss of $1.07 in the six months ended June 30, 2020 compared to earnings of $2.98 in the six months ended June 30, 2019.  Foreign currency exchange rates unfavorably impacted net (loss) earnings per share - diluted by approximately $0.05 per share in the first half of 2020. Restructuring costs recorded in the six months ended June 30, 2020 and 2019 negatively impacted net (loss) earnings per share – diluted by approximately $0.68 and $0.52 per share, net of tax, in the six months ended June 30, 2020 and 2019, respectively. Goodwill and other impairment charges recorded in the first half of 2020 and 2019 negatively impacted net earnings per share - diluted by approximately $1.22 and $1.26 per share in the first half of 2020 and 2019, respectively.  The pension settlement expense recorded in the six months ended June 30, 2020 negatively impacted net loss per share – diluted by approximately $0.11, net of tax, in the six months ended June 30, 2020. The gain from the acquisition of Manpower Switzerland recorded in the first half of 2019 positively impacted net earnings per share – diluted by approximately $1.32 per share in the first half of 2019.

Weighted average shares - diluted decreased to 58.5 million in the first half of 2020 from 60.7 million in the first half of 2019. This decrease was due to the impact of share repurchases completed since the first half of 2019 and the full weighting of the repurchases completed in the first half of 2019, partially offset by shares issued as a result of exercises and vesting of share-based awards since the first half of 2019.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 21.7% (-16.7% in constant currency; -17.9% in organic constant currency) in the second quarter of 2020 compared to 2019. In the United States, revenues from services decreased 21.0% (-23.0% on an organic basis) in the second quarter of 2020 compared to 2019, primarily driven by decreased demand for our Manpower staffing services and a decrease in our permanent recruitment business of 34.6%, all due to the impacts of the COVID-19 crisis. These decreases in the United States were partially offset by increased demand for our MSP offering and outplacement services. Our RPO business in the United States has experienced significant client hiring freezes in the quarter as a result of the COVID-19 crisis. In Other Americas, revenues from services decreased 22.8% (-10.0% in constant currency) in the second quarter of 2020 compared to 2019. This decline was driven by decreases in Mexico, Canada, Argentina, Peru, Colombia and Brazil of 26.4%, 7.6%, 10.1%, 31.3%, 47.0% and 27.4%, respectively (-10.3%, -4.3%, increase of 38.7%, -29.1%, -37.1% and -0.5%, respectively, in constant currency). The constant currency increase in Argentina was primarily due to inflation.

In the Americas, revenues from services decreased 12.0% (-7.9% in constant currency, -9.4% in organic constant currency) in the six months ended June 30, 2020 compared to 2019. In the United States, revenues from services decreased 11.7% (-14.1% on an organic basis) in the six months ended June 30, 2020 compared to 2019, primarily driven by decreased demand for our Manpower staffing services and a decrease in our permanent recruitment business of 13.2%, both due to the impacts of the COVID-19 crisis. These decreases in the United States were partially offset by increased demand for our MSP offering, mostly in the first quarter of 2020, and outplacement services. In Other Americas, revenues from services decreased 12.4% (-2.0% in constant currency) in the six months ended June 30, 2020 compared to 2019. This decline was driven by decreases in Mexico, Canada, Argentina, Peru, Colombia and Brazil of 14.9%, 0.3%, 7.6%, 11.3%, 29.6% and 25.6%, respectively (-5.3%, increase of 1.9%, increase of 44.2%, -8.9%, -19.2% and -5.6%, respectively, in constant currency). The constant currency increase in Argentina was primarily due to inflation.

After adjusting for billing days, the United States experienced monthly organic year-over-year revenue declines of 24% in April, 22% in May, and 23% in June. In July 2020, the United States experienced an organic year-over-year revenue decline of approximately 14%. It is uncertain if additional COVID-19 related restrictions will be introduced in different parts of the United States, and how those developments will impact our revenue trends.

Gross profit margin increased in the second quarter of 2020 compared to 2019 primarily due to gross profit margin increase in the United States from our higher margin MSP offering and outplacement services. This increase was partially offset by the decrease in our permanent recruitment business of 37.9% (-36.5% in constant currency) and a decline in the staffing/interim margin due to client mix changes, as a higher percentage of revenues came from our lower margin enterprise clients. Gross profit margin was flat for the six months ended June 30, 2020 compared to 2019 as the increases in our higher margin MSP offering and outplacement services were offset by the decrease in our permanent recruitment business of 16.3% (-15.0% in constant currency) and a decline in the staffing/interim margin due to client mix changes, as a higher percentage of our revenues came from our lower margin enterprise clients.

In the second quarter of 2020, selling and administrative expenses decreased 6.2% (-2.9% in constant currency and -4.0% in organic constant currency) primarily due to the decrease in salary-related costs, because of lower headcount, and discretionary expenses. These decreases were partially offset by the impairment charge of $6.0 million recorded in the United States related to capitalized software and the additional recurring selling and administrative costs incurred as a result of the franchise acquisitions in the United States in August and October 2019. Selling and administrative expenses increased 0.1% (2.9% in constant currency and 1.6% in organic constant currency) in the six months ended June 30, 2020 compared to 2019, primarily due to the software impairment charge in the United States, the increase in restructuring costs to $12.8 million in the first half of 2020 compared to $9.8 million in the first half of 2019, a bad debt expense and a state sales tax related charge incurred in the first half of 2020, and the additional recurring selling and administrative costs incurred as a result of the franchise acquisitions in the United States. These increases were partially offset by decreases in salary-related costs, due to lower headcount, and discretionary expenses.

Operating Unit Profit (“OUP”) margin in the Americas was 2.4% and 5.2% for the second quarter of 2020 and 2019, respectively. In the United States, OUP margin decreased to 1.8% in the second quarter of 2020 from 5.8% in 2019. The margin decrease in 2020 in the United States was primarily due to the software impairment charge and expense deleveraging, as we were unable to decrease expenses at the same rate as our revenue decline. These decreases were partially offset by the increase in the gross profit margin. Other

Americas OUP margin decreased to 3.3% in the second quarter of 2020 from 4.3% in the second quarter of 2019 due primarily to the decrease in the gross profit margin and expense deleveraging.

OUP margin in the Americas was 2.0% and 4.2% for the six months ended June 30, 2020 and 2019, respectively. In the United States, OUP margin decreased to 1.0% for the six months ended June 30, 2020 from 4.3% in 2019. The margin decrease in 2020 in the United States was primarily due to the software impairment charge, increase in restructuring costs and expense deleveraging. These decreases were partially offset by the increase in the gross profit margin. Other Americas OUP margin decreased to 3.4% for the six months ended June 30, 2020 from 4.0% in 2019 primarily due to a decline in the gross profit margin.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services decreased 38.6% (-37.7% in constant currency) in the second quarter of 2020 compared to 2019. In the second quarter of 2020, revenues from services decreased 48.4% (-47.5% in constant currency) in France (which represents 50% of Southern Europe’s revenues) and decreased 31.9% (-30.7% in constant currency) in Italy (which represents 18% of Southern Europe’s revenues). The decrease in France is primarily due to decreased demand for our Manpower staffing services and a 45.6% decrease (-44.6% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis. The decrease in Italy was primarily due to the decreased demand for our Manpower staffing services and a 56.2% decrease (-55.4% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis. In Other Southern Europe, revenues from services decreased 18.9% (-18.2% in constant currency) during the second quarter of 2020 compared to 2019, due to decreased demand for our Manpower staffing services and a decrease in our permanent recruitment business of 53.4% (-52.6% in constant currency), both due to the impact of the COVID-19 crisis.

Revenues from services decreased 24.2% (-22.6% in constant currency) in the six months ended June 30, 2020 compared to 2019. In the six months ended June 30, 2020, revenues from services decreased 33.0% (-31.3% in constant currency) in France and decreased 20.6% (-18.6% in constant currency) in Italy. The decrease in France is due to decreased demand for our Manpower staffing services and a 28.9% (-27.1% in constant currency) decrease in our permanent recruitment business, both due to the impact of the COVID-19 crisis. The decrease in Italy was primarily due to decreased demand for our Manpower staffing services and a 37.4% (-35.7% in constant currency) decrease in our permanent recruitment business. In Other Southern Europe, revenues from services decreased 3.1% (-2.3% in constant currency) during the six months ended June 30, 2020 compared to 2019, due to decreased demand for our Manpower staffing services and a decrease in our permanent recruitment business of 28.8% (-27.8% in constant currency), both due to the impact of the COVID-19 crisis.

After adjusting for billing days, France experienced monthly year-over-year revenue declines of 62% in April, 49% in May, and 33% in June. In July 2020, France has experienced a year-over-year revenue decline of approximately 25%. Although improvement in revenue trends throughout the quarter were steady in France, the rate of improvement in the revenue trend slowed somewhat in July. After adjusting for billing days, Italy experienced monthly year-over-year revenue declines of 41% in April, 31% in May, and 20% in June. In July 2020, Italy has experienced a year-over-year revenue decline of approximately 15%.

Gross profit margin decreased in both the second quarter and first half of 2020 compared to 2019 primarily due to the decreases of 51.5% and 31.1%, respectively (-50.6% and -29.6% in constant currency, respectively) in the permanent recruitment business and a decrease in the staffing/interim gross profit margins in France and certain countries within Other Southern Europe.

Selling and administrative expenses decreased 20.9% (-19.6% in constant currency) during the second quarter of 2020 compared to 2019. Selling and administrative expenses decreased 9.6% (-7.7% in constant currency) in the six months ended June 30, 2020 compared to 2019. We took significant actions in France and Italy in March and April to reduce our costs to help offset the materially reduced revenues in the second quarter of 2020. In both France and Italy, we transitioned full-time equivalent employees onto government temporary unemployment programs and other initiatives and eliminated a significant amount of discretionary spend to manage through the COVID-19 crisis. The decrease in selling and administrative expenses in the second quarter and first half of 2020 was primarily due to the decreases in personnel costs, as a result of a reduction in headcount, decrease in variable incentive costs due to a decline in profitability in most markets, and the benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs in certain markets.  The decreases are also due to the reduction of our discretionary expenses. The decreases in the first half of 2020 were offset by the increase in restructuring costs to $13.1 million in the first half of

2020 compared to $5.4 million in the first half of 2019 and the additional recurring selling and administrative costs from our acquisition of the remaining interest in Manpower Switzerland.

OUP margin in Southern Europe was 0.8% for the second quarter of 2020 compared to 5.2% for 2019. France experienced a decrease to an operating unit loss of 0.3% for the second quarter of 2020 from an OUP of 5.3% in 2019. In Italy, the OUP margin decreased to 4.1% for the second quarter of 2020 from 7.5% for 2019.  The decreases in France and Italy were primarily due to the decline in the gross profit margin and expense deleveraging. Other Southern Europe’s OUP margin decreased to 0.7% for the second quarter of 2020 from 3.1% in 2019, due to the decrease in the gross profit margin and expense deleveraging.

OUP margin in Southern Europe was 1.9% for the six months ended June 30, 2020 compared to 4.7% in 2019. In France, the OUP margin decreased to 1.9% in the six months ended June 30, 2020 compared to 4.8% in 2019. In Italy, the OUP margin decreased to 4.2% in the six months ended June 30, 2020 compared to 6.7% in 2019. The decreases in France and Italy were primarily due to the decline in the gross profit margin and expense deleveraging. Other Southern Europe’s OUP margin decreased to 0.4% in the six months ended June 30, 2020 compared to 2.8% in 2019, due to the decrease in the gross profit margin, the increase in restructuring costs to $11.5 million in the first half of 2020 from $3.1 million in the first half of 2019, and expense deleveraging.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (comprising 35%, 16%, 22%, 11%, and 7%, respectively, of Northern Europe’s revenues), revenues from services decreased 27.5% (-24.2% in constant currency) in the second quarter of 2020 compared to 2019. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 24.2%, 33.5%, 26.8%, 27.9% and 39.2% (-21.6%, -32.2%, -20.3%, -26.4% and -38.0%, respectively, in constant currency). The Northern Europe revenue decrease is primarily due to reduced demand for our Manpower staffing services, primarily because of the impact of the COVID-19 crisis and reduced demand from very challenging conditions in the manufacturing sector, particularly the automotive sector, in Germany, which did not experience the improvement in the rate of revenue decline as the second quarter progressed that many of our other European markets have experienced. The decrease was also due to a 47.2% decrease (-45.0% in constant currency) in the permanent recruitment business primarily due to the impact of the COVID-19 crisis.

Revenues from services decreased 19.2% (-16.0% in constant currency) in the six months ended June 30, 2020 compared to 2019. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 13.2%, 25.2%, 21.7%, 23.5% and 28.9% (-11.0%, -23.3%, -15.4%, -21.5% and -27.1%, respectively, in constant currency). The Northern Europe revenue decrease is primarily due to reduced demand for our Manpower staffing services and a 31.7% decrease (-29.3% in constant currency) in the permanent recruitment business, both primarily due to the impact of the COVID-19 crisis.

After adjusting for billing days, the United Kingdom experienced monthly year-over-year revenue declines of 17% in April, 26% in May, and 23% in June. In July 2020, the United Kingdom has experienced a year-over-year revenue decline of approximately 21%. After adjusting for billing days, Germany experienced monthly year-over-year revenue declines of 33% in April, 32% in May, and 32% in June. In July 2020, Germany has experienced a year-over-year revenue decline of approximately 33%.

Gross profit margin decreased in both the second quarter and first half of 2020 compared to 2019 due to the decreases in our permanent recruitment business for the second quarter and six months ended June 30, 2020 compared to 2019, and the declines in the Experis interim margins due to client mix changes, as a higher percentage of revenues consisted of revenues from our lower margin enterprise clients, and the margin decrease in our Talent Based Outsourcing business primarily related to the lower utilization of consultants in Germany.

Selling and administrative expenses decreased 22.8% (-19.6% in constant currency) in the second quarter of 2020 compared to 2019. Selling and administrative expenses decreased 14.7% (-11.4% in constant currency) in the six months ended June 30, 2020 compared to 2019. The decreases were primarily due to the decreases in personnel costs, as a result of reductions in headcount, decreases in variable incentive costs due to declines in profitability in most markets, and the benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs in certain markets.  The decreases are also due to the decline in office-related expenses driven by a decrease in the number of offices, and a reduction of our discretionary expenses. These decreases were partially offset by the increase in the goodwill impairment charge in Germany of $66.8 million in the second quarter and first half of 2020 compared to $60.2 million in the second quarter and first half of 2019. The decrease in the first half of 2020 was also partially offset by the increase of restructuring costs to $19.5 million in the first half of 2020 from $18.7 million in the first half of 2019.

OUP margin for Northern Europe for the second quarter of 2020 decreased to 0.0% compared to 2.1% in 2019. Northern Europe experienced a decrease to an operating unit loss of 0.7% in the six months ended June 30, 2020 from an OUP of 1.1% in the six months ended June 30, 2019.  The decreases were primarily due to the declines in the gross profit margins, increase in the goodwill impairment charge, and expense deleveraging. The decrease in the six months ended June 20, 2020 was also due to the increase in restructuring costs.

APME

Revenues from services decreased 20.6% (-19.1% in constant currency and -3.4% in organic constant currency) in the second quarter of 2020 compared to 2019. In Japan (which represents 47% of APME’s revenues), revenues from services increased 11.3% (8.9% in constant currency) due to the increased demand for our staffing/interim services and an increase in our Talent Solutions business, partially offset by a 6.0% decrease (-8.2% in constant currency) in our permanent recruitment business,. In Australia (which represents 16% of APME’s revenues), revenues from services decreased 24.9% (-20.1% in constant currency) due to the decline in demand for our staffing/interim business and the 14.3% (-9.0% in constant currency) decrease in our permanent recruitment business, both due to the impact of the COVID-19 crisis.  The revenue decrease in the remaining markets in APME is due to the Deconsolidation, and the decline in demand for our staffing and Talent-Based Outsourcing services within our Manpower business due to the COVID-19 crisis.

Revenues from services decreased 18.1% (-16.6% in constant currency and -1.1% in organic constant currency) in the six months ended June 30, 2020 compared to 2019. In Japan, revenues from services increased 10.5% (8.7% in constant currency) due to increased demand for our staffing/interim services, an increase in our Talent Solutions business and the favorable impact of approximately two additional billings days in the first half of 2020 compared to 2019. These increases were partially offset by a 1.0% decrease (-2.7% in constant currency) decrease in our permanent recruitment business. In Australia, revenues from services decreased 27.0% (-21.5% in constant currency) due to the decrease in our staffing/interim revenues, as a result of our decision to exit certain businesses with low-margins to improve profitability and the impact of the COVID-19 crisis, and the 10.4% (-4.0% in constant currency) decline in our permanent recruitment business. The revenue decrease in the remaining markets in APME is due to the Deconsolidation, and the decline in demand for our staffing and Talent-Based Outsourcing services within our Manpower business due to the COVID-19 crisis.

Gross profit margin decreased in both the second quarter and first half of 2020 compared to 2019 due to the decreases in our permanent recruitment business of 41.9% and 35.6%, respectively (-39.8 and -32.8%, respectively, in constant currency; -14.3% and -8.3%, respectively, in organic constant currency), partially offset by the increases in our staffing/interim margins due to the Deconsolidation.

Selling and administrative expenses decreased 18.2% (-16.6% in constant currency; and increase of 6.1% in organic constant currency) in the second quarter of 2020 compared to 2019. Selling and administrative expenses decreased 16.6% (-14.7% in constant currency; and increase of 6.1% in organic constant currency) in the first half of 2020 compared to 2019. These decreases were primarily due to the reduction of recurring selling and administrative costs as a result of the Deconsolidation. The decrease in the first half of 2020 was also due to the decrease of restructuring costs to $2.6 million in the first half of 2020 compared to $4.4 million in the first half of 2019.  These decreases in the second quarter and first half of 2020 were partially offset by increases in costs to support the increases in revenues in certain markets

OUP margin for APME decreased to 3.1% in the second quarter of 2020 from 4.1%. OUP margin decreased to 3.0% in the first half of 2020 from 3.5% in 2019. The decreases were due to the declines in the gross profit margins and expense deleveraging.  In the first half of 2020, these decreases were partially offset by the decrease in restructuring costs.

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

When we use the term “constant currency,” it means that we have translated financial data for a period into United States dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure, indicating the actual growth or decline of our operations. We use constant currency results in our analysis of subsidiary or segment performance. We also use constant currency when analyzing our performance against that of our competitors. Substantially all of our subsidiaries derive revenues and incur expenses within a single country and, consequently, do not generally incur currency risks in connection with the conduct of their normal business operations. Changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated.

When we use the term “organic constant currency,” it means that we have further removed the impact of acquisitions in the current period and dispositions from the prior period from our constant currency calculation. We believe that this calculation is useful because it allows us to show the actual growth or decline of our ongoing business.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	3 Months Ended June 30, 2020 Compared to 2019
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	515.9	(21.0)%	—	(21.0)%	2.0%	(23.0)%
Other Americas	320.7	(22.8)%	(12.8)%	(10.0)%	—	(10.0)%
	836.6	(21.7)%	(5.0)%	(16.7)%	1.2%	(17.9)%
Southern Europe:
France	736.0	(48.4)%	(0.9)%	(47.5)%	—	(47.5)%
Italy	268.5	(31.9)%	(1.2)%	(30.7)%	—	(30.7)%
Other Southern Europe	466.3	(18.9)%	(0.7)%	(18.2)%	—	(18.2)%
	1,470.8	(38.6)%	(0.9)%	(37.7)%	—	(37.7)%
Northern Europe	865.7	(27.5)%	(3.3)%	(24.2)%	(0.2)%	(24.0)%
APME	569.1	(20.6)%	(1.5)%	(19.1)%	(15.7)%	(3.4)%
Consolidated	3,742.2	(30.4)%	(2.4)%	(28.0)%	(1.3)%	(26.7)%
Gross Profit	576.7	(33.8)%	(1.9)%	(31.9)%	(1.9)%	(30.0)%
Selling and Administrative Expenses	626.7	(15.3)%	(2.1)%	(13.2)%	(2.0)%	(11.2)%
Operating Loss	(50.0)	N/A	—	N/A	—	N/A
(a)	In millions for the three months ended June 30, 2020.

	6 Months Ended June 30, 2020 Compared to 2019
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,126.8	(11.7)%	-	(11.7)%	2.4%	(14.1)%
Other Americas	720.8	(12.4)%	(10.4)%	(2.0)%	—	(2.0)%
	1,847.6	(12.0)%	(4.1)%	(7.9)%	1.5%	(9.4)%
Southern Europe:
France	1,829.8	(33.0)%	(1.7)%	(31.3)%	—	(31.3)%
Italy	596.2	(20.6)%	(2.0)%	(18.6)%	—	(18.6)%
Other Southern Europe	989.5	(3.1)%	(0.8)%	(2.3)%	8.8%	(11.1)%
	3,415.5	(24.2)%	(1.6)%	(22.6)%	2.0%	(24.6)%
Northern Europe	1,934.2	(19.2)%	(3.2)%	(16.0)%	(0.2)%	(15.8)%
APME	1,164.0	(18.1)%	(1.5)%	(16.6)%	(15.5)%	(1.1)%
Consolidated	$8,361.3	(19.7)%	(2.4)%	(17.3)%	(0.7)%	(16.6)%
Gross Profit	$1,300.7	(22.4)%	(2.2)%	(20.2)%	(1.2)%	(19.0)%
Selling and Administrative Expenses	$1,313.0	(8.8)%	(2.3)%	(6.5)%	(1.3)%	(5.2)%
Operating Loss	$(12.3)	N/A	—	N/A	—	N/A
(a)	In millions for the six months ended June 30, 2020.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of June 30, 2020, we had $1,295.9 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations. With the enactment of the United States Tax Cuts and Jobs Act in December 2017, we no longer record United States federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding and other taxes on unremitted earnings that are not considered permanently invested.

Cash provided by operating activities was $596.1 million and $277.1 million during the six months ended June 30, 2020 and 2019, respectively. Changes in operating assets and liabilities generated $536.0 million of cash during the six months ended June 30, 2020 compared to $35.6 million of cash generated during the six months ended June 30, 2019. These changes were primarily attributable to a decrease in accounts receivable, due to collections and the receivables not being replaced at the same level as a result of a decrease in demand for our services, and the benefit of certain government payment deferral measures introduced as part of the COVID-19 crisis. These improvements in our cash flows were partially offset by the decrease in our payroll-related liabilities due to lower activity.

Accounts receivable decreased to $4,224.6 million as of June 30, 2020 from $5,273.1 million as of December 31, 2019. This decrease is primarily due to the revenue decline and changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by approximately 1.0 day from December 31, 2019 due to unfavorable mix changes, as a higher percentage of our consolidated revenues consisted of countries with a higher average DSO.

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

Conversely, as the demand for our services declines, as we saw starting in late March and continuing through the second quarter of 2020 due to the impact of the COVID-19 crisis, we generally see a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. This may result in an increase in our operating cash flows; however, any such increase would not be expected to be sustained in the event that an economic downturn continued for an extended period. During the second quarter of 2020, we were highly successful in receivable collections while incurring lower payroll costs on lower activity. Our improved cash flow also benefited from certain government payment deferral measures introduced as part of the COVID-19 crisis. The impact of these benefits is expected to mature in the second half of the year and we expect lower levels of operating cash flow during the third and fourth quarters of 2020.

Capital expenditures were $18.9 million for the six months ended June 30, 2020 compared to $24.0 million for the six months ended June 30, 2019. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The lower expenditures in 2020 compared to 2019 is primarily due to overall scale-back of activities in 2020 due to the COVID-19 crisis and the completion of a software development project in 2019, as well as the timing of capital expenditures.

From time to time, we acquire and invest in companies throughout the world, including franchises. For the six months ended June 30, 2020, the total cash consideration paid for acquisitions, net of cash acquired, was $1.7 million, which represents a deferred consideration payment related to a previous acquisition.

On April 3, 2019, we acquired the remaining 51% controlling interest in our Swiss franchise (“Manpower Switzerland”) to obtain full ownership of the entity. Additionally, as part of the purchase agreement, we acquired the remaining 20% interest in Experis AG. Manpower Switzerland provides contingent staffing services under our Manpower brand in the four main language regions in Switzerland. Both Manpower Switzerland and Experis AG are reported in our Southern Europe segment. The aggregate cash consideration paid was $212.7 million as of June 30, 2019 and was funded through cash on hand. Of the total consideration paid, $58.3 million was for the acquired interests and the remaining $154.4 million was for cash and cash equivalents. The total cash impact of the acquisition was an inflow of $104.8 million, net of cash acquired of $317.5 million. The acquisition of the remaining interest of Experis AG was accounted for as an equity transaction as we previously consolidated the entity.

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

Excluding Manpower Switzerland and Experis AG, the total cash consideration paid for acquisitions, net of cash acquired, was $17.7 million for the six months ended June 30, 2019. This balance represents contingent consideration payments related to previous acquisitions, of which $12.9 million had been recognized as a liability at the acquisition date.

Net debt repayments was $16.8 million in the six months ended June 30, 2020 compared to cash provided by net borrowings of $4.5 million in the six months ended June 30, 2019.

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

As of June 30, 2020, we had letters of credit totaling $0.5 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.5 million were available to us under the facility as of June 30, 2020.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.03 to 1 and a fixed charge coverage ratio of 3.88 to 1 as of June 30, 2020. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

We have assessed what impact the COVID-19 crisis has had or may have on our liquidity position as of June 30, 2020 and for the near future. As of June 30, 2020, our cash and cash equivalents balance was $1,438.6 million. We also have access to the previously mentioned revolving credit facility that could immediately provide us with up to $600 million of additional cash, which remains unused as of June 30, 2020, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $200 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines of up to $300 million ($600 million in the third quarter) to meet the working capital needs of our subsidiaries, of which $250.7 million was available to use as of June 30, 2020. Our €500.0 million notes and €400.0 million notes that total $1,005.5 million as of June 30, 2020 mature in 2022 and 2026, thus, there are no payments due in the very near term except for annual interest payments. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future should the COVID-19 crisis cause any additional cash flow needs.

The Board of Directors declared a semi-annual dividend of $1.09 per share on both May 8, 2020 and May 10, 2019. The 2020 dividends were paid on June 15, 2020 to shareholders of record as of June 1, 2020. The 2019 dividends were paid on June 14, 2019 to shareholders of record on June 3, 2019.

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization is in addition to the August 2018 Board authorizations to purchase 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first six months of 2020, we repurchased a total of 0.9 million shares comprised of 0.8 million shares under the 2018 authorization and 0.1 million shares under the 2019 authorization, at a total cost of $63.8 million. The repurchases in the first half of 2020 all occurred within the first quarter of 2020. During the first six months of 2019, we repurchased a total of 1.2 million shares at a cost of $101.0 million under the 2018 authorization. As of June 30, 2020, there were 5.9 million shares remaining authorized for repurchase under the 2019 authorization and no shares remaining authorized for repurchase under the 2018 authorization.

We had aggregate commitments of $2,148.5 million as of June 30, 2020 related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,202.8 million as of December 31, 2019.

We also have entered into guarantee contracts and stand-by letters of credit totaling approximately $902.6 million and $845.0 million as of June 30, 2020 and December 31, 2019, respectively ($851.0 million and $793.4 million for guarantees, respectively, and $51.6 million for stand-by letters of credit as of both dates). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.9 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

We recorded net restructuring costs of $48.2 million and $41.4 million during the six months ended June 30, 2020 and 2019, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. As a result of the adoption of the new accounting guidance on leases as of January 1, 2019, the office closure costs of $8.2 million during the six months ended June 30, 2020 were recorded as an impairment to the operating lease right-of-use asset and, thus, are not included in the restructuring reserve balance as of June 30, 2020. The costs paid, utilized or transferred out of our restructuring reserve were $32.1 million during the six months ended June 30, 2020. We expect a majority of the remaining $23.4 million reserve will be paid by the end of 2020.

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

PART II - OTHER INFORMATION

Item 1A – Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in the 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the second quarter of 2020. As of June 30, 2020, there were 5.9 million shares remaining authorized for repurchase under the 2019 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1 - 30, 2020	1,109	(1)	$—	—	5,879,887
May 1 - 31, 2020	—		$—	—	5,879,887
June 1 - 30, 2020	950	(1)	$—	—	5,879,887
Total	2,059		$—	—	5,879,887
(1)	Represents common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

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

(c)	audit services with respect to certain procedures and certifications where required.

Item 6 – Exhibits

10.1	2011 Equity Incentive Plan of ManpowerGroup Inc. (Amended and Restated Effective May 8, 2020), incorporated by reference to the Company’s Registration Statement on Form S-8 dated May 29, 2020.
31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: August 7, 2020

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)