Form 10-Q
period 2020-09-30
ManpowerGroup Inc.
filed 2020-11-06
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

September 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at November 4, 2020
Common Stock, $.01 par value	57,533,218

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	September 30, 2020	December 31, 2019

Cash and cash equivalents	$1,587.7	$1,025.8
Accounts receivable, less allowance for doubtful accounts of $125.3 and $113.5, respectively	4,535.7	5,273.1
Prepaid expenses and other assets	224.7	185.6
Total current assets	6,348.1	6,484.5

Other Assets:
Goodwill	1,198.6	1,260.1
Intangible assets, less accumulated amortization of $412.8 and $389.4, respectively	251.5	268.6
Operating lease right-of-use assets	407.9	448.5
Other assets	610.7	618.8
Total other assets	2,468.7	2,596.0

Property and Equipment:
Land, buildings, leasehold improvements and equipment	599.6	605.5
Less: accumulated depreciation and amortization	467.1	462.2
Net property and equipment	132.5	143.3
Total assets	$8,949.3	$9,223.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2020	December 31, 2019
Current Liabilities:
Accounts payable	$2,359.9	$2,474.9
Employee compensation payable	213.0	206.4
Accrued liabilities	555.6	545.4
Accrued payroll taxes and insurance	622.3	649.7
Value added taxes payable	495.5	504.0
Short-term borrowings and current maturities of long-term debt	29.2	61.0
Total current liabilities	4,275.5	4,441.4

Other Liabilities:
Long-term debt	1,058.5	1,012.4
Long-term operating lease liability	318.8	336.7
Other long-term liabilities	691.1	671.8
Total other liabilities	2,068.4	2,020.9

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 117,543,804 and 117,190,883 shares, respectively	1.2	1.2
Capital in excess of par value	3,395.1	3,370.6
Retained earnings	3,378.5	3,494.1
Accumulated other comprehensive loss	(432.8)	(441.0)
Treasury stock at cost, 59,460,085 and 58,517,128 shares, respectively	(3,753.3)	(3,681.9)
Total ManpowerGroup shareholders’ equity	2,588.7	2,743.0
Noncontrolling interests	16.7	18.5
Total shareholders’ equity	2,605.4	2,761.5
Total liabilities and shareholders’ equity	$8,949.3	$9,223.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues from services	$4,584.8	$5,248.9	$12,946.1	$15,666.9
Cost of services	3,859.7	4,408.6	10,920.3	13,151.4
Gross profit	725.1	840.3	2,025.8	2,515.5
Selling and administrative expenses, excluding goodwill impairment charges	663.5	623.3	1,909.7	1,998.2
Goodwill impairment charges	-	-	66.8	64.0
Selling and administrative expenses	663.5	623.3	1,976.5	2,062.2
Operating profit	61.6	217.0	49.3	453.3
Interest and other expenses (income), net	6.0	12.2	32.3	(46.1)
Earnings before income taxes	55.6	204.8	17.0	499.4
Provision for income taxes	45.3	58.7	69.4	172.5
Net earnings (loss)	10.3	$146.1	$(52.4)	$326.9
Net earnings (loss) per share – basic	$0.18	$2.44	$(0.90)	$5.43
Net earnings (loss) per share – diluted	$0.18	$2.42	$(0.90)	$5.40
Weighted average shares – basic	58.2	59.9	58.4	60.2
Weighted average shares – diluted	58.5	60.3	58.4	60.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net earnings (loss)	$10.3	$146.1	$(52.4)	$326.9
Other comprehensive income (loss):
Foreign currency translation adjustments	76.7	(76.1)	29.1	(73.8)
Reclassification of currency translation adjustment to income related to disposition of partially held equity interest	—	6.2	—	(26.3)
Translation adjustments on derivative instruments, net of income (benefit) taxes of $(12.6), $9.6, $(12.5) and $11.6, respectively	(25.2)	36.9	(23.8)	43.2
Translation adjustments of long-term intercompany loans	(5.8)	(3.2)	(6.2)	3.6
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.3, $0.1, $7.9 and $0.2, respectively	0.6	0.2	2.5	0.6
Pension settlement related to a U.S. plan, net of income taxes of $(3.9)	—	—	6.6	—
Total other comprehensive income (loss)	46.3	(36.0)	8.2	(52.7)
Comprehensive (loss) income	$56.6	$110.1	$(44.2)	$274.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) earnings	$(52.4)	$326.9
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	55.4	57.1
Non-cash gain on disposition of previously held equity interest	—	(80.4)
Non-cash gain on disposition of previously held controlling interest	—	(30.4)
Non-cash goodwill and other impairment charges	71.3	64.0
Non-cash operating lease right-of-use assets impairment	22.6	5.7
Deferred income taxes	5.5	7.8
Provision for doubtful accounts	17.8	16.9
Share-based compensation	18.4	18.8
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	785.8	(60.9)
Other assets	(15.1)	103.7
Other liabilities	(193.6)	66.2
Cash provided by operating activities	715.7	495.4

Cash Flows from Investing Activities:
Capital expenditures	(30.5)	(36.2)
Acquisition of businesses, net of cash acquired	—	86.1
Impact to cash resulting from deconsolidation of subsidiaries	—	(57.9)
Proceeds from the sale of subsidiaries, investments, property and equipment	8.0	8.0
Cash used in investing activities	(22.5)	—

Cash Flows from Financing Activities:
Net change in short-term borrowings	(30.6)	(2.0)
Proceeds from long-term debt	2.0	9.0
Repayments of long-term debt	(0.1)	(0.7)
Payments of contingent consideration for acquisitions	(1.7)	(22.8)
Proceeds from share-based awards and sale of subsidiaries	7.4	6.5
Payments to noncontrolling interest	(0.8)	(2.1)
Other share-based award transactions	(7.6)	(7.3)
Repurchases of common stock	(63.8)	(152.0)
Dividends paid	(63.2)	(65.2)
Cash used in financing activities	(158.4)	(236.6)

Effect of exchange rate changes on cash	27.1	(43.6)
Change in cash and cash equivalents	561.9	215.2

Cash and cash equivalents, beginning of period	1,025.8	591.9
Cash and cash equivalents, end of period	$1,587.7	$807.1

Supplemental Cash Flow Information:
Interest Paid	$35.5	$35.5
Income taxes paid, net	$118.9	$103.0
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$56.1	$88.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2019	117,190,883	$1.2	$3,370.6	$3,494.1	$(441.0)	$(3,681.9)	$18.5	$2,761.5
Net earnings				1.7				1.7
Other comprehensive loss					(64.8)			(64.8)
Issuances under equity plans	293,298		5.9			(6.4)		(0.5)
Share-based compensation expense			4.6					4.6
Repurchases of common stock						(63.8)		(63.8)
Noncontrolling interest transactions							0.3	0.3
Balance, March 31, 2020	117,484,181	$1.2	$3,381.1	$3,495.8	$(505.8)	$(3,752.1)	$18.8	$2,639.0
Net loss				(64.4)				(64.4)
Other comprehensive income					26.7			26.7
Issuances under equity plans	14,898					(0.2)		(0.2)
Share-based compensation expense			6.9					6.9
Dividends				(63.2)				(63.2)
Noncontrolling interest transactions							(2.0)	(2.0)
Balance, June 30, 2020	117,499,079	$1.2	$3,388.0	$3,368.2	$(479.1)	$(3,752.3)	$16.8	$2,542.8
Net earnings				10.3				10.3
Other comprehensive income					46.3			46.3
Issuances under equity plans	44,725		0.2			(1.0)		(0.8)
Share-based compensation expense			6.9					6.9
Noncontrolling interest transactions							(0.1)	(0.1)
Balance, September 30, 2020	117,543,804	$1.2	$3,395.1	$3,378.5	$(432.8)	$(3,753.3)	$16.7	$2,605.4

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2018	116,795,899	$1.2	$3,337.5	$3,157.7	$(399.8)	$(3,471.7)	$73.6	$2,698.5
Net earnings				53.5				53.5
Other comprehensive loss					(2.0)			(2.0)
Issuances under equity plans	247,325		0.4			(5.3)		(4.9)
Share-based compensation expense			4.6					4.6
Repurchases of common stock						(101.0)		(101.0)
Noncontrolling interest transactions			0.5				0.7	1.2
Balance, March 31, 2019	117,043,224	$1.2	$3,343.0	$3,211.2	$(401.8)	$(3,578.0)	$74.3	$2,649.9
Net earnings				127.3				127.3
Other comprehensive loss					(14.7)			(14.7)
Issuances under equity plans	120,244		3.9			(1.9)		2.0
Share-based compensation expense			8.3					8.3
Dividends				(65.2)				(65.2)
Noncontrolling interest transactions			(0.8)				(12.3)	(13.1)
Balance, June 30, 2019	117,163,468	$1.2	$3,354.4	$3,273.3	$(416.5)	$(3,579.9)	$62.0	$2,694.5
Net earnings				146.1				146.1
Other comprehensive loss					(36.0)			(36.0)
Issuances under equity plans	13,881		0.7			(0.1)		0.6
Share-based compensation expense			5.9					5.9
Repurchases of common stock						(51.0)		(51.0)
Noncontrolling interest transactions							(44.0)	(44.0)
Balance, September 30, 2019	117,177,349	$1.2	$3,361.0	$3,419.4	$(452.5)	$(3,631.0)	$18.0	$2,716.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

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

COVID-19

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and global macroeconomic disruption. Our business, operations and consolidated financial statements for the three and nine months ended September 30, 2020 were significantly negatively impacted by the COVID-19 crisis. By the end of March, significant lockdown measures had been implemented in our main markets in Europe and North America, as well as in certain other countries. At the beginning of the third quarter, it appeared the impact of the COVID-19 crisis was stabilizing in many parts of the world, and economies slowly reopened.  However, as the third quarter came to a close, a number of countries started to see increased cases of COVID-19 that are leading to the implementation of new restrictions in an effort to mitigate the spread. Unlike the lockdowns and restrictions experienced earlier in the year, we do not anticipate the same country-wide lockdowns, but more targeted and localized restrictions. Continued uncertainty remains as to the future impact of the pandemic on global and local economies.

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

A rollforward of our allowance for doubtful accounts is shown below:

Nine Months Ended September 30, 2020
Balance, December 31, 2019	$113.5
Provisions charged to earnings	17.8
Write-offs	(12.7)
Translation adjustments	3.5
Reclassifications and other	3.2
Balance, September 30, 2020	$125.3

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

As we determined that it was more likely than not that the fair value of the Germany reporting unit was below its carrying amount, we performed an interim impairment test on this reporting unit as of June 30, 2020. As a result of our interim test, we recognized a non-cash impairment loss of $66.8, which resulted in full impairment of the remaining goodwill in the Germany reporting unit. The Germany reporting unit is included in the Northern Europe segment. The goodwill impairment charge resulted from reductions in the estimated fair value for our Germany reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2019 annual goodwill impairment test and our quarterly assessments in the intervening periods due to the factors discussed above.

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2020 and determined that there was no impairment of our goodwill or indefinite-lived intangible assets.

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

The table below provides our reporting units’ estimated fair values and carrying values, determined as part of our annual goodwill impairment test performed in the third quarter, representing approximately 80% of our consolidated goodwill balance as of September 30, 2020.

(in millions)	France	United States	Right Management	United Kingdom	Canada	Netherlands
Estimated fair values	$2,367.8	$1,194.0	$383.3	$360.9	$153.2	$84.5
Carrying values	1,320.7	758.2	117.9	321.5	84.9	81.8

The fair value of each reporting unit was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the United Kingdom and Netherlands reporting units. The United Kingdom reporting unit had a fair value exceeding carrying value of approximately 12%. Key assumptions included in the United Kingdom (Northern Europe Segment) discounted cash flow valuation performed during the third quarter of 2020 were a discount rate of 11.5%, a terminal value revenue growth rate of 1.0%, and a terminal value OUP margin of 3.1%. The Netherlands reporting unit fair value exceeded its carrying value by less than 10%, approximating 3.3%. The Netherlands is part of the Northern Europe Segment. Key assumptions included in the Netherlands discounted cash flow valuation performed during the third quarter of 2020 included a discount rate of 10.9%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.5%. Should the operations of the business incur significant declines in profitability and cash flow due to significant and long-term deterioration in macroeconomic, industry and market conditions, some or all of the recorded goodwill for the Netherlands reporting unit, which was $114.5 million as of September 30, 2020, could be subject to impairment.

While our other reporting units fair values exceeded 10% or more of their respective carrying values, given the uncertainty of the financial impacts from the COVID-19 pandemic, there may be further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to September 30, 2020, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $34.2 at September 30, 2020 and $44.5 at December 31, 2019.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 3 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K for descriptions of revenue service types.

	3 Months Ended September 30,
	2020					2019
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$478.2	$33.0	$21.3	$46.3	$578.8	$564.5	$38.5	$25.2	$38.2	$666.4
Other Americas	332.0	10.9	4.0	3.4	350.3	404.6	13.6	6.7	3.2	428.1
	810.2	43.9	25.3	49.7	929.1	969.1	52.1	31.9	41.4	1,094.5
Southern Europe:
France	1,119.8	72.4	9.8	3.3	1,205.3	1,309.8	57.4	12.1	7.1	1,386.4
Italy	335.1	7.0	6.0	3.1	351.2	354.9	10.4	8.1	3.5	376.9
Other Southern Europe	456.8	87.0	8.7	3.4	555.9	494.1	82.2	15.4	2.8	594.5
	1,911.7	166.4	24.5	9.8	2,112.4	2,158.8	150.0	35.6	13.4	2,357.8
Northern Europe	845.7	63.2	22.2	16.6	947.7	1,037.2	79.6	33.5	16.5	1,166.8
APME	469.3	86.0	30.0	10.3	595.6	505.3	78.5	36.6	9.4	629.8
Total	$4,036.9	$359.5	$102.0	$86.4	$4,584.8	$4,670.4	$360.2	$137.6	$80.7	$5,248.9

	9 Months Ended September 30,
	2020					2019
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$1,425.9	$93.6	$62.1	$124.0	$1,705.6	$1,644.5	$111.8	$72.2	$113.8	$1,942.3
Other Americas	1,018.7	30.6	12.6	9.2	1,071.1	1,182.8	39.4	18.7	9.7	1,250.6
	2,444.6	124.2	74.7	133.2	2,776.7	2,827.3	151.2	90.9	123.5	3,192.9
Southern Europe:
France	2,781.5	213.0	29.7	10.9	3,035.1	3,880.0	174.5	40.2	23.1	4,117.8
Italy	897.2	20.7	19.0	10.5	947.4	1,050.1	32.1	28.7	16.8	1,127.7
Other Southern Europe	1,253.3	252.6	30.1	9.4	1,545.4	1,313.0	246.5	45.6	10.3	1,615.4
	4,932.0	486.3	78.8	30.8	5,527.9	6,243.1	453.1	114.5	50.2	6,860.9
Northern Europe	2,563.6	198.5	73.1	46.7	2,881.9	3,141.4	259.4	109.8	50.8	3,561.4
APME	1,386.5	250.9	95.1	27.1	1,759.6	1,670.7	224.6	130.4	26.0	2,051.7
Total	$11,326.7	$1,059.9	$321.7	$237.8	$12,946.1	$13,882.5	$1,088.3	$445.6	$250.5	$15,666.9

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	3 Months Ended September 30,
	2020			2019
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$567.6	$11.2	$578.8	$652.8	$13.6	$666.4
Other Americas	347.6	2.7	350.3	423.5	4.6	428.1
	915.2	13.9	929.1	1,076.3	18.2	1,094.5
Southern Europe:
France	1,196.4	8.9	1,205.3	1,375.1	11.3	1,386.4
Italy	345.6	5.6	351.2	369.6	7.3	376.9
Other Southern Europe	548.6	7.3	555.9	581.7	12.8	594.5
	2,090.6	21.8	2,112.4	2,326.4	31.4	2,357.8
Northern Europe	928.3	19.4	947.7	1,137.6	29.2	1,166.8
APME	579.1	16.5	595.6	608.2	21.6	629.8
Total	$4,513.2	$71.6	$4,584.8	$5,148.5	$100.4	$5,248.9

	9 Months Ended September 30,
	2020			2019
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$1,673.0	$32.6	$1,705.6	$1,902.0	$40.3	$1,942.3
Other Americas	1,062.9	8.2	1,071.1	1,237.7	12.9	1,250.6
	2,735.9	40.8	2,776.7	3,139.7	53.2	3,192.9
Southern Europe:
France	3,008.0	27.1	3,035.1	4,080.1	37.7	4,117.8
Italy	929.7	17.7	947.4	1,101.2	26.5	1,127.7
Other Southern Europe	1,520.1	25.3	1,545.4	1,577.5	37.9	1,615.4
	5,457.8	70.1	5,527.9	6,758.8	102.1	6,860.9
Northern Europe	2,818.3	63.6	2,881.9	3,465.8	95.6	3,561.4
APME	1,707.9	51.7	1,759.6	1,968.4	83.3	2,051.7
Total	$12,719.9	$226.2	$12,946.1	$15,332.7	$334.2	$15,666.9

(4) Share-Based Compensation Plans

During the three months ended September 30, 2020 and 2019, we recognized share-based compensation expense of $6.9 and $5.9, respectively, and $18.4 and $18.8 for the nine months ended September 30, 2020 and 2019, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $7.4 and $6.3 for the nine months ended September 30, 2020 and 2019, respectively.

(5) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. For the nine months ended September 30, 2020, the total cash consideration paid for acquisitions, net of cash acquired, was $1.7, which represents a deferred consideration payment related to a previous acquisition.

On September 30, 2020 we disposed of four businesses (Serbia, Croatia, Slovenia, Bulgaria) in our Southern Europe segment for net proceeds of $5.8, subject to normal post close working capital adjustments and simultaneously entered into franchise agreements with the new ownership of these businesses. In connection with the disposition we recognized a one-time loss on disposition of $5.8, which was included in the selling and administrative expenses in the Consolidated Statement of Operations for the three and nine months ended September 30, 2020.

Switzerland Acquisitions

On April 3, 2019, we acquired the remaining 51% controlling interest in our Swiss franchise (“Manpower Switzerland”) to obtain full ownership of the entity. Additionally, as part of the purchase agreement we acquired the remaining 20% interest in Experis AG. Manpower Switzerland provides contingent staffing services under our Manpower brand in the four main language regions in Switzerland. Both Manpower Switzerland and Experis AG are reported in our Southern Europe segment. The aggregate cash consideration paid was $219.5 as of September 30, 2019 and was funded through cash on hand. Of the total consideration paid, $58.3 was for the acquired interests and the remaining $161.2 was for cash and cash equivalents. The aggregate cash consideration paid reflects a post-closing settlement of net debt and net working capital adjustments of $6.8, which we paid out during the third quarter of 2019. The total cash impact of the acquisition was an inflow of $98.0, net of cash acquired of $317.5. The acquisition of the remaining interest of Experis AG was accounted for as an equity transaction as we previously consolidated the entity.

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

Excluding Manpower Switzerland and Experis AG, the total cash consideration paid for acquisitions, net of cash acquired, was $39.5 for the nine months ended September 30, 2019. This balance represents contingent consideration payments related to previous acquisitions, of which $13.0 had been recognized as a liability at the acquisition date.

ManpowerGroup Greater China Limited Disposition

On July 10, 2019, our joint venture in Greater China, ManpowerGroup Greater China Limited, became listed on the Main Board of the Stock Exchange of Hong Kong Limited through an initial public offering. Prior to the initial public offering, we owned a 51% controlling interest in the joint venture and consolidated the financial position and results of its operations into our Consolidated Financial Statements as part of our APME segment. As a result of the offering, in which ManpowerGroup Greater China Limited issued new shares representing 25% of the equity of the company, our ownership interest was diluted to 38.25%, and then further diluted to 36.87% as the underwriters exercised their overallotment option in full on August 7, 2019. As a result, we deconsolidated the joint venture as of the listing date and account for the remaining interest under the equity method of accounting and record our share of equity income or loss in interest and other expenses (income), net in the Consolidated Statement of Operations. In connection with the deconsolidation of the joint venture, we recognized a one-time cash gain of $30.4, which was included in selling and administrative expenses in the Consolidated Statement of Operations in the quarter ended September 30, 2019. Included in the $30.4 was foreign currency translation adjustment losses of $6.2 related to the joint venture from accumulated other comprehensive income.

(6) Restructuring Costs

We recorded net restructuring costs of $98.1 and $42.5 during the nine months ended September 30, 2020 and 2019, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. As a result of the adoption of the new accounting guidance on leases as of January 1, 2019, the office closure costs of $22.6 during the nine months ended September 30, 2020 were recorded as an impairment to the operating lease right-of-use asset and, thus, are not included in the restructuring reserve balance as of September 30, 2020. The costs paid, utilized or transferred out of our restructuring reserve were $55.5 during the nine months ended September 30, 2020. We expect a majority of the remaining $49.9 reserve will be paid by the end of 2020.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2019	$0.4	$0.7	$6.2	$—	$—	$7.3
Severance costs	5.5	16.2	43.4	2.5	0.2	67.8
Office closure costs	19.6	2.3	0.2	0.5	—	22.6
Other costs	4.4	2.2	—	1.1	—	7.7
Costs paid, utilized or transferred out	(25.1)	(15.6)	(11.1)	(3.5)	(0.2)	(55.5)
Balance, September 30, 2020	$4.8	$5.8	$38.7	$0.6	$-	$49.9

(1)	Balances related to the United States were $0.3 and $4.3 as of December 31, 2019 and September 30, 2020, respectively.
(2)	France had no restructuring reserve as of both December 31, 2019 and September 30, 2020. Balances related to Italy were $0.3 and $1.8 as of December 31, 2019 and September 30, 2020, respectively.

(7) Income Taxes

We recorded income tax expense at an effective rate of 81.5% for the three months ended September 30, 2020, as compared to an effective rate of 28.6% for the three months ended September 30, 2019. The 2020 rate was unfavorably impacted by the relatively low level and mix of pre-tax earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, including the recognition of a discrete valuation allowance in Germany, and the French business tax. The French business tax had a more significant unfavorable impact in the quarter due to French pre-tax earnings decreasing at a greater rate than revenues, which is the primary basis for the tax calculation. The effective tax rate of 81.5% for the three months ended September 30, 2020 was significantly higher than the United States Federal statutory rate of 21% primarily due to the factors noted above.

We recorded income tax expense at an effective rate of 407.4% for the nine months ended September 30, 2020, as compared to an effective rate of 34.5% for the nine months ended September 30, 2019. The 2020 rate was unfavorably impacted by the relatively low level and mix of pre-tax earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, including the recognition of a discrete valuation allowance in Germany, the non-deductible goodwill impairment charge in Germany, and the French business tax. The effective tax rate of 407.4% for the nine months ended September 30, 2020 was significantly higher than the United States Federal statutory rate of 21% primarily due to the factors noted above.

As of September 30, 2020, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $68.2 that would favorably impact the effective tax rate if recognized. As of December 31, 2019, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $69.5. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2013 through 2020 for our major operations in France, Germany, Japan, the United Kingdom and the United States. As of September 30, 2020, we are subject to tax audits in Austria, Belgium, Canada, Denmark, France, Germany, Israel and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings (Loss) Per Share

The calculations of net earnings (loss) per share - basic and net earnings per share - diluted were as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net earnings (loss) available to common shareholders	$10.3	$146.1	$(52.4)	$326.9
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	58.2	59.9	58.4	60.2
Effect of dilutive securities - stock options	—	0.1	—	0.1
Effect of other share-based awards	0.3	0.3	—	0.3
Weighted-average common shares outstanding - diluted	58.5	60.3	58.4	60.6
Net earnings (loss) per share - basic	$0.18	$2.44	$(0.90)	$5.43
Net earnings (loss) per share - diluted	$0.18	$2.42	$(0.90)	$5.40

Due to the net loss for the nine months ended September 30, 2020, the assumed exercise of share-based awards had an anti-dilutive effect and therefore was not included in the calculations of net loss per share – diluted for the nine months ended September 30, 2020. There were 0.7 million and 0.4 million share-based awards excluded from the calculation of net earnings per share - diluted for the three months ended September 30, 2020 and 2019, respectively, and 1.5 million and 0.4 million share-based awards excluded from the calculation of net earnings (loss) per share - diluted for the nine months ended September 30, 2020 and 2019, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	September 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,198.6	$—	$1,198.6	$1,260.1	$—	$1,260.1
Intangible assets:
Finite-lived:
Customer relationships	$465.5	$397.1	$68.4	$460.5	$375.7	$84.8
Other	21.0	15.7	5.3	20.9	13.7	7.2
	486.5	412.8	73.7	481.4	389.4	92.0
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	125.8	—	125.8	124.6	—	124.6
	177.8	—	177.8	176.6	—	176.6
Total intangible assets	$664.3	$412.8	$251.5	$658.0	$389.4	$268.6

(1) Balances were net of accumulated impairment loss of $644.2 and $577.4 as of September 30, 2020 and December 31, 2019 respectively.

(2) Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2020 and December 31, 2019.

Total consolidated amortization expense related to intangible assets for the remainder of 2020 is expected to be $6.8 and in each of the next five years as follows: 2021- $16.3, 2022- $13.0, 2023- $10.4, 2024 - $8.0, 2025- $6.0.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)(3)	Northern Europe(3)	APME	Corporate(4)	Total
Balance, December 31, 2019	$535.6	$144.8	$374.6	$79.1	$126.0	$1,260.1
Currency & other impacts	(1.3)	5.1	1.3	0.2	—	5.3
Impairment Charge	—	—	(66.8)	—	—	(66.8)
Balance, September 30, 2020	$534.3	$149.9	$309.1	$79.3	$126.0	$1,198.6

(1) Balances related to the United States were $490.3 and $490.2 as of December 31, 2019 and September 30, 2020, respectively.

(2) Balances related to France were $67.3 and $70.3 as of December 31, 2019 and September 30, 2020, respectively. Balances related to Italy were $4.6 and $4.0 as of December 31, 2019 and September 30, 2020.

(3) The impairment charge of $66.8 relates to our Germany reporting unit, which was recorded during the second quarter of 2020. See Note 1 to the Consolidated Financial Statements for further information.

(4) The majority of the Corporate balance relates to goodwill attributable to our acquisitions of Right Management ($62.1) and Jefferson Wells ($55.5). Jefferson Wells is part of the United States reporting unit. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.

Goodwill balances by reporting unit were as follows:

	September 30,	December 31,
	2020	2019
United States	$545.7	$545.8
Netherlands	114.5	109.5
United Kingdom	94.7	97.3
France	70.3	67.3
Right Management	62.1	62.1
Germany	—	67.2
Other reporting units	311.3	310.9
Total goodwill	$1,198.6	$1,260.1

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:
	Defined Benefit Pension Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$5.3	$4.1	$15.5	$10.9
Interest cost	2.4	3.2	7.0	9.5
Expected return on assets	(3.4)	(3.5)	(10.0)	(9.4)
Settlement loss	—	—	10.2	—
Other	0.9	0.5	2.5	1.4
Total benefit cost	$5.2	$4.3	$25.2	$12.4

	Retiree Health Care Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest cost	$0.1	$0.1	$0.3	$0.4
Prior service credit	(0.1)	(0.2)	(0.5)	(0.6)
Total benefit credit	$—	$(0.1)	$(0.2)	$(0.2)

During the three and nine months ended September 30, 2020, contributions made to our pension plans were $5.3 and $16.3, respectively, and contributions made to our retiree health care plan were $0.3 and $0.9, respectively. During 2020, we expect to make total contributions of approximately $17.6 to our pension plans and to fund our retiree health care payments as incurred.

Pension Settlement

During the nine months ended September 30, 2020, we fully settled our United States Qualified Retirement Plan (the “Plan”) liability. We purchased annuities of $19.2 and settled lump sum payments of $3.2 from the Plan in January and February 2020, respectively. The completion of lump sum payments in February and transfer of remaining participants to the Pension Benefit Guarantee Corporation (PBGC) in March triggered final settlement of the plan. Upon settlement of the pension liability, we reclassified the related pension losses of $6.6, net of tax, recorded in accumulated other comprehensive loss to the Consolidated Statements of Comprehensive (Loss) Income. The total amount of the required payout to plan participants was determined based on employee elections and market conditions at the time of settlement. The remaining plan assets of $16.6 which were in excess of the pension liability upon settlement will be utilized to fund future qualified 401(k) plan contributions following the conclusion of the standard PBGC audit.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	December 31,
	2020	2019
Foreign currency translation	$(231.4)	$(260.5)
Translation (loss) gain on derivative instruments, net of income taxes of $(21.6) and $(9.1), respectively	(10.7)	13.1
Translation loss on long-term intercompany loans	(127.7)	(121.5)
Defined benefit pension plans, net of income taxes of $(35.2) and $(30.9), respectively	(64.6)	(74.1)
Retiree health care plan, net of income taxes of $2.2 and $1.6, respectively	1.6	2.0
Accumulated other comprehensive loss	$(432.8)	$(441.0)

Noncontrolling Interests

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses in our Consolidated Statements of Operations. We recorded expenses of $0.1 and $0.2, respectively, for the three months ended September 30, 2020 and 2019, respectively, and income of $0.9 and an expense of $1.3 for the nine months ended September 30, 2020 and 2019, respectively.

Dividends

The Board of Directors declared a semi-annual dividend of $1.09 per share on both May 8, 2020 and May 10, 2019. The 2020 dividends were paid on June 15, 2020 to shareholders of record as of June 1, 2020. The 2019 dividends were paid on June 14, 2019 to shareholders of record on June 3, 2019.

Share Repurchases

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization is in addition to the August 2018 Board authorizations to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first nine months of 2020, we repurchased a total of 0.9 million shares comprised of 0.8 million shares under the 2018 authorization and 0.1 million shares under the 2019 authorization, at a total cost of $63.8. The repurchases in the first nine months of 2020 all occurred within the first quarter of 2020. During the first nine months of 2019, we repurchased a total of 1.8 million shares at a cost of $152.0 under the 2018 authorization. As of September 30, 2020, there were 5.9 million shares remaining authorized for repurchase under the 2019 authorization and no shares remaining authorized for repurchase under the 2018 authorization.

(12) Interest and Other Expenses (Income), Net

Interest and other expenses (income), net consisted of the following:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest expense	$10.8	$11.9	$32.3	$33.3
Interest income	(3.1)	(0.6)	(9.9)	(3.2)
Foreign exchange loss	0.6	4.1	4.2	6.5
Miscellaneous (income) expense, net(1)	(2.3)	(3.2)	5.7	(82.7)
Interest and other expenses (income), net	$6.0	$12.2	$32.3	$(46.1)

(1)

Miscellaneous (income) expense, net for the nine months ended September 30, 2020 includes a $10.2 pension settlement loss related to one of our United States plans. See Note 10 to the Consolidated Financial Statements for further information. Miscellaneous (income) expense, net for the nine months ended September 30, 2019 includes an $80.4 gain related to our acquisition of the remaining controlling interest in Manpower Switzerland. See Note 5 to the Consolidated Financial Statements for further information.

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

The €400.0 ($467.8) notes due September 2022 and the €500.0 ($581.8) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of September 30, 2020.

In September 2019, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCI for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	3 Months Ended September 30,		9 Months Ended September 30,
Instrument	2020	2019	2020	2019
Euro Notes	$(43.8)	$42.6	$(45.7)	$51.1
Cross-currency swaps	(11.3)	2.8	(8.9)	2.8

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three and nine months ended September 30, 2020 and 2019:

				(Loss) Gain Reclassified
	(Loss) Gain Recognized in OCI			from AOCI into Income
	3 Months Ended September 30,		Location of (Loss) Gain Reclassified	3 Months Ended September 30,
Instrument	2020	2019	from AOCI into Income	2020	2019
Cross-currency swaps	$(3.2)	$4.2	Interest and other expenses (income), net	$(3.3)	$4.6

				(Loss) Gain Reclassified
	(Loss) Gain Recognized in OCI			from AOCI into Income
	9 Months Ended September 30,		Location of (Loss) Gain Reclassified	9 Months Ended September 30,
Instrument	2020	2019	from AOCI into Income	2020	2019
Cross-currency swaps	$1.6	$9.2	Interest and other expenses (income), net	$1.4	$10.0

We expect the net amount of pre-tax derivative gains included in AOCI at September 30, 2020 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2020 was as follows:

	Location of Gain	Amount of Gain Recognized in Income
Instrument	Recognized in Income	3 Months Ended September 30,		9 Months Ended September 30,
		2020	2019	2020	2019
Foreign currency forward contracts	Interest and other expenses (income), net	$—	$4.6	$0.3	$13.8

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

	Assets
		September 30,	December 31,
	Balance Sheet Location	2020	2019
Instruments designated as cash flow hedges:
Cross-currency swaps	Prepaid expenses and other assets	$12.0	$9.7
Total instruments		$12.0	$9.7

	Liabilities
		September 30,	December 31,
	Balance Sheet Location	2020	2019
Instruments designated as net investment hedges:
Euro Notes	Long-term debt	$1,049.6	$1,002.9
Cross-currency swaps	Accrued liabilities	16.1	6.0
Total instruments		$1,065.7	$1,008.9

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,092.8 and $1,062.5 as of September 30, 2020 and December 31, 2019, respectively, compared to a carrying value of $1,049.6 and $1,002.9, respectively.

Our deferred compensation plan assets were $109.7 and $107.3 as of September 30, 2020 and December 31, 2019 respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

The components of lease expense were as follows:

	Three Months Ended September 30,		9 Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$37.4	$36.4	$109.0	$106.1
Short-term lease expense	1.8	3.5	9.0	15.6
Other lease expense(1)	$3.9	$2.6	$12.4	$12.5
Total lease expense	$43.1	$42.5	$130.4	$134.2
(1)	Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	9 Months Ended September 30,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$107.9	$109.7
Operating ROU assets obtained in exchange for lease obligations	56.1	88.8

	September 30,	December 31,
Supplemental Balance Sheet Information	2020	2019
Operating Leases

Operating lease ROU assets	$407.9	$448.5

Operating lease liabilities - current(1)	$115.2	$122.1
Operating lease liabilities - long-term	318.8	336.7
Total operating lease liabilities	$434.0	$458.8
(1)	Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

Weighted Average Remaining Lease Term
Operating leases	5.4 years
Weighted Average Discount Rate
Operating leases	2.9%

Maturities of operating lease liabilities as of September 30, 2020 were as follows:

(In millions)
Period Ending September 30, 2020	Operating Leases
Remainder of 2020	$35.0
2021	118.0
2022	91.8
2023	68.8
2024	49.3
2025	31.8
Thereafter	77.9
Total future undiscounted lease payments	$472.6
Less imputed interest	$(38.6)
Total operating lease liabilities	$434.0

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

The segments derive a significant majority of their revenues from our staffing and interim services. The remaining revenues within these segments are derived from our outcome-based solutions and consulting services, permanent recruitment services, outplacement services, talent management services, and other services. Segment revenues represent sales to external clients. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole. Due to the nature of our business, we generally do not have export sales.

	3 Months Ended September 30,		9 Months Ended September 30,
	2020	2019	2020	2019
Revenues from services:
Americas:
United States (a)	$578.8	$666.4	$1,705.6	$1,942.3
Other Americas	350.3	428.1	1,071.1	1,250.6
	929.1	1,094.5	2,776.7	3,192.9
Southern Europe:
France	1,205.3	1,386.4	3,035.1	4,117.8
Italy	351.2	376.9	947.4	1,127.7
Other Southern Europe	555.9	594.5	1,545.4	1,615.4
	2,112.4	2,357.8	5,527.9	6,860.9

Northern Europe	947.7	1,166.8	2,881.9	3,561.4
APME	595.6	629.8	1,759.6	2,051.7
Consolidated (b)	$4,584.8	$5,248.9	$12,946.1	$15,666.9

Operating unit profit (loss): (c)
Americas:
United States	$19.3	$39.8	$30.8	94.1
Other Americas	12.2	19.5	37.0	52.5
	31.5	59.3	67.8	146.6
Southern Europe:
France	51.5	70.3	87.0	201.3
Italy	15.4	23.3	40.6	73.4
Other Southern Europe	4.7	22.8	9.1	51.9
	71.6	116.4	136.7	326.6

Northern Europe	(22.5)	22.8	(36.3)	50.3
APME	16.7	54.9	51.6	105.2
	97.3	253.4	219.8	628.7
Corporate expenses	(29.1)	(29.2)	(83.5)	(89.0)
Goodwill impairment charges	-	-	(66.8)	(64.0)
Intangible asset amortization expense	(6.6)	(7.2)	(20.2)	(22.4)
Operating profit	61.6	217.0	49.3	453.3
Interest and other (expenses) income, net	(6.0)	(12.2)	(32.3)	46.1
Earnings before income taxes	$55.6	$204.8	$17.0	$499.4

(a)

In the United States, revenues from services included fees received from the related franchise offices of $3.4 and $3.5 for the three months ended September 30, 2020 and 2019, respectively, and $8.8 and $10.8 for the nine months ended September 30, 2020 and 2019, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $116.9 and $151.6 for the three months ended September 30, 2020 and 2019, respectively, and $315.7 and $462.8 for the nine months ended September 30, 2020 and 2019, respectively.

(b)

Our consolidated revenues from services include fees received from our franchise offices of $3.8 and $4.3 for the three months ended September 30, 2020 and 2019, respectively, and $9.9 and $14.0 for the nine months ended September 30, 2020 and 2019, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $236.9 and $274.0 for the three months ended September 30, 2020 and 2019, respectively, and $447.3 and $680.2 for the nine months ended September 30, 2020 and 2019, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 37-38 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

Forward-Looking Statements

Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. The information in Item 1A. - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A. Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 31, 2020, which information is incorporated herein by reference, provide cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause our actual results to differ materially from those contained in the forward-looking statements.  Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and other similar expressions.  Some or all of the factors identified in our annual report on Form 10-K and in Part II, Item 1A. - Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 31, 2020, may be beyond our control. Other risks and uncertainties include, but are not limited to, the following: the financial and operational impacts of the COVID-19 pandemic and related economic conditions and the Company’s efforts to respond to such impacts, including the possibility that lockdown restrictions that were eased during the second quarter of 2020 in many countries may be reinstated if the spread of the coronavirus accelerates; changes in tax legislation in places we do business; challenges in operating our business in certain European markets; failure to implement strategic technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increased demand, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses. By contrast, during periods of decreased demand, as we experienced in the third quarter of 2020 when compared to the prior year, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues.

Our third quarter results were negatively impacted by the COVID-19 crisis, with revenues declining 12.7% during the quarter. The pandemic reduced demand for our services across almost all of our operations. We believe we have seen some signs of a global recovery as the third quarter progressed with our results reflecting a stronger market environment.  At the beginning of the quarter, it appeared the impact of the COVID-19 crisis was stabilizing in many parts of the world, and economies slowly reopened.  However, as the quarter came to a close a number of countries started to see increased cases of COVID-19 that are leading to the implementation of new restrictions in an effort to mitigate the spread. Unlike the lockdowns and restrictions experienced earlier in the year, we do not anticipate the same country-wide lockdowns, but more targeted and localized restrictions. Continued uncertainty remains as to the future impact of the pandemic on global and local economies. The ultimate impact may depend on multiple factors which cannot be predicted, including public health conditions and the possibility of local and national governments enforcing new restrictions on commerce, which could have an adverse impact on our business, or, conversely the prospect of additional fiscal stimulus packages, which could be beneficial. What started as a sudden and swift slowdown of the global economies and labor markets is expected to take longer to recover around the world than we had initially contemplated. We currently anticipate a two-tiered recovery with certain industries recovering quicker in the near term and other industries continuing to be impacted in the medium- to long-term.

In addition to the impact from COVID-19 discussed above, results for the quarter were impacted by currency. During the third quarter of 2020, the United States dollar was weaker, on average, relative to the currencies in all of our markets, except in Other Americas, which therefore had a favorable impact on our reported results and generally may overstate the performance of our underlying business. The changes in the foreign currency exchange rates had a 1.8% favorable impact on revenues from services and no impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the three months ended September 30, 2020, our businesses experienced improvement in year-over-year revenue trends from the second quarter reflecting a stronger market environment and early signs of a global recovery. Our consolidated revenues were down 14.5% year-over-year in constant currency in the quarter, an improvement from the 28.0% year-over-year constant currency decrease in the second quarter of 2020. After adjusting for billing days, our organic constant currency revenue year-over-year decrease was 14.9% in the third quarter of 2020 compared to a 26.6% decrease in the second quarter of 2020. Although the most dramatic revenue declines occurred in the second quarter, as European governments imposed states of emergency and related lockdowns, we continued to experience revenue declines during the third quarter on a year-over-year basis as regional economies remained at reduced activity levels as a result of COVID-19. We experienced a gradual improvement in the rates of decline throughout the third quarter of 2020 with monthly year-over-year revenue declines of 18% in July, 16% in August, and 9% in September. The progressive improvement in the rate of year-over-year revenue decline during the quarter reflects the continued increase in activity levels since the reopening of economies largely in May as governments in some of our largest countries lifted lock-down requirements.

We experienced a 25.1% decrease (-26.9% in constant currency and -27.0% in organic constant currency) in our permanent recruitment business in the third quarter of 2020 compared to 2019 as a result of the COVID-19 crisis. On an overall basis, our Talent Solutions business, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, experienced a decline in the quarter, which was driven by RPO activity.  We experienced a sharp reduction in RPO activity as many client programs continued their hiring freezes initiated in the second quarter due to the COVID-19 crisis, although we did see improvement in the rate of year-over-year revenue decline from the second quarter.  Our MSP business has been resilient during the crisis and experienced growth during the quarter as we assisted more clients to develop customized workforce solutions during the economic downturn. Our Right Management business experienced growth during the quarter driven by the increase demand for our career transition services.

During the third quarter of 2020 compared to 2019, most of our markets experienced revenue declines due to the COVID-19 crisis. We experienced a revenue decrease in Southern Europe, mainly driven by revenue declines in France and Italy due to the continued impact from the crisis. We experienced a revenue decrease in Northern Europe due to the declines in all of our key markets as a result of the COVID-19 crisis. After adjusting for billing days, our organic constant currency decrease in the Americas was 13.0% driven by a decrease in the United States related to the COVID-19 crisis. After adjusting for billing days, revenues in constant currency decreased 5.4% in APME due to the COVID-19 crisis, partially offset by an increase in Japan due to an increase in demand for our staffing/interim revenues.

Our gross profit margin in the third quarter of 2020 compared to 2019 decreased due to the decrease in our permanent recruitment business as a result of the COVID-19 crisis and the margin decrease in our Proservia managed services business. The decrease was also due the decline in our staffing/interim margins in the Americas and Northern Europe due to the higher mix of our lower-margin enterprise client business. The overall gross margin decrease was partially offset by the growth in our higher-margin career transition services within our Right Management business and increases in staffing/interim margins in Southern Europe due to the favorable impact of a direct cost accrual adjustment in France related to a payroll tax audit recorded in the third quarter of 2020 and in APME primarily due to the improvement in Japan.

We recorded $49.9 million of restructuring costs in the third quarter of 2020, comprised of $16.7 million in the Americas, $7.6 million in Southern Europe, $24.1 million in Northern Europe, and $1.5 million in APME. The restructuring costs were primarily related to real estate optimization and streamlining our operations. We expect to recover the restructuring costs through cost savings over the next 12 months with full run-rate savings beginning in the first quarter of 2021. We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational and cost structures, while investing appropriately to support the ability of the business to grow in the future and enhance our productivity, technology and digital capabilities.

Our operating profit decreased 71.6% in the third quarter of 2020 (-71.6% in constant currency; -71.9% in organic constant currency) while our operating profit margin decreased 280 basis points compared to the third quarter of 2019. Excluding the restructuring costs, the loss of $5.8 million from the disposition of our Serbia, Slovenia, Bulgaria, and Croatia businesses incurred in the third quarter of 2020 and the $30.4 million gain related to the deconsolidation of ManpowerGroup Greater China Limited (“Deconsolidation”) in the third quarter of 2019, our operating profit was down 38.4% in constant currency while operating profit margin was down 100 basis points compared to the third quarter of 2019. The decrease in operating profit margin reflects the material deleveraging that accompanied the decrease in revenues from the sustained impact of the COVID-19 crisis.

We took significant actions in late March and early April, which allowed us to reduce selling and administrative expenses in our business. These reductions remained in place during the third quarter of 2020, which partially offset the revenue and gross profit declines during the third quarter. This included leveraging government unemployment related benefits, which allowed us to move unutilized staff and associates quickly onto these programs, with most of the benefits from these actions occurring in the second quarter. There were a few programs still in place, mostly in Germany and the Netherlands, in the third quarter from which we were still benefitting. This also included the short-term action of cutting discretionary costs and scaling operations back. In addition to these implemented initiatives, we are prepared to take further cost actions to optimize our business structure through this economic downturn with the intention of simultaneously preserving our ability to rebound when market conditions improve. We are focused on managing costs as efficiently as possible in the short-term while continuing to progress transformational actions aligned with our strategic priorities.

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

•

The technology investments we have been making for the last few years as part of our transformational activities have facilitated a rapid response to the COVID-19 crisis.  As of September 30, 2020, we had approximately [90%] of our full-time equivalent employees working remotely while mitigating potential productivity losses. We have also extended our cyber and information security capability to accelerate the ability for some of our associates and consultants to work for our clients at home mitigating potential operational or financial losses.  Expectations of when our full-time equivalent employees return to the workplace will depend on a number of factors including the impact such a return would have on the safety, health and well-being of our employees as well as the impact from any government mandates or restrictions.

•

Our business has benefitted from our diversification across geographies, industries, and offerings, that we believe position us well to endure the COVID-19 crisis. We believe this diversification may likewise position us to take advantage of market opportunities that present themselves. For example, during both the third quarter and first nine months of 2020 compared to 2019, we have seen smaller declines within our Experis business compared to the Manpower business, and we are positioned with a large portion of our business focused on providing professional services and Talent Solutions. We believe our strategy to improve the diversification of our business through the growth of Experis will facilitate growth following the crisis as companies accelerate technology investments. Additionally, portions of our Talent Solutions business are assisting our clients through this downturn with customized solutions.  Right Management has experienced increased demand for career transition services and has historically been a counter-cyclical business that helps offset the impact of an economic downturn.

Operating Results - Three Months Ended September 30, 2020 and 2019

The following table presents selected consolidated financial data for the three months ended September 30, 2020 as compared to 2019.

(in millions, except per share data)	2020	2019	Variance	Constant Currency Variance
Revenues from services	$4,584.8	$5,248.9	(12.7)%	(14.5)%
Cost of services	3,859.7	4,408.6	(12.5)%	(14.3)%
Gross profit	725.1	840.3	(13.7)%	(15.4)%
Gross profit margin	15.8%	16.0%
Selling and administrative expenses	663.5	623.3	6.5%	4.1%
Operating profit	61.6	217.0	(71.6)%	(71.6)%
Operating profit margin	1.3%	4.1%
Interest and other expenses, net	6.0	12.2	(51.4)%
Earnings before income taxes	55.6	204.8	(72.8)%	(72.7)%
Provision for income taxes	45.3	58.7	(22.8)%
Effective income tax rate	81.5%	28.6%
Net earnings	$10.3	$146.1	(93.0)%	(92.9)%
Net earnings per share – diluted	$0.18	$2.42	(92.6)%	(92.6)%
Weighted average shares – diluted	58.5	60.3	(3.0)%

The year-over-year decrease in revenues from services of 12.7% (-14.5% in constant currency and -14.7% in organic constant currency) was attributed to:

•

a revenue decrease in Southern Europe of 10.4% (-14.7% in constant currency). This included a revenue decrease in France of 13.1% (-17.3% in constant currency), which was primarily due to a decrease in demand for our Manpower staffing services and a 17.5% decrease (-21.6% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis. The decrease also includes a decrease in Italy of 6.8% (-11.3% in constant currency), which was primarily due to the decreased demand for our Manpower staffing services and a 26.1% decrease (-29.7% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis, partially offset by the favorable impact of approximately one more billing day;

•

decreased demand for services in most of our markets within Northern Europe, where revenues decreased 18.8% (-21.6% in constant currency), primarily due to reduced demand for our Manpower staffing services and a 32.9% decrease (-35.9% in constant currency) in the permanent recruitment business, both primarily due to the impact of the COVID-19 crisis. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 18.3%, 28.0%, 13.2%, 18.6% and 25.3%, respectively (-22.0%, -31.5%, -15.1%, -22.6%, and -29.1%, respectively, in constant currency);

•

a revenue decrease in the United States of 13.1% (-15.2% on an organic basis) primarily driven by decreased demand for our staffing/interim services and a decrease in our permanent recruitment business of 14.8% (-15.2% on an organic basis), both due to the impacts of the COVID-19 crisis, partially offset by increased demand for our MSP offering and career transition services; and

•

a revenue decrease in APME of 5.4% (-6.0% in constant currency) due to the decline in demand for our staffing/interim services and a decrease in our permanent recruitment business of 15.8% (-18.2% in constant currency), partially offset by an increase in revenues in Japan and an increase in demand for our Talent-Based Outsourcing services within the Manpower business; partially offset by

•	a 1.8% increase due to the impact of changes in currency exchange rates.

The year-over-year 20 basis point decrease in gross profit margin was primarily attributed to:

•	a 30 basis point unfavorable impact due to the decrease in our permanent recruitment business of 25.1% (-26.9% in constant currency and -27.0% in organic constant currency);

•	a 20 basis point unfavorable impact from declines in the staffing/interim margins in the Americas and Northern Europe due to the higher mix of our lower-margin enterprise client business; and
•	a 10 basis point unfavorable impact from the decrease in margin in our Proservia business primarily related to the lower utilization of consultants in Germany; partially offset by
•	a 20 basis point favorable impact from the growth in our higher-margin career transition services within our Right Management business; and
•

a 20 basis point favorable impact from staffing/interim margin increases in the Southern Europe due to the favorable impact of a direct cost accrual adjustment in France related to a payroll tax audit recorded in the third quarter of 2020 and APME primarily due to the improvement in Japan.

The 6.5% increase in selling and administrative expenses in the third quarter of 2020 (4.1% in constant currency; 3.9% in organic constant currency) was primarily attributed to:

•	restructuring costs of $49.9 million incurred in the third quarter of 2020;
•	the $30.4 million gain related to the Deconsolidation in the third quarter of 2019;
•	the $5.8 million loss on the disposition of subsidiaries in the third quarter of 2020;
•	the additional recurring selling and administrative costs of $1.5 million incurred as a result of the franchise acquisitions in the United States in August and October 2019; and
•	a 2.4% increase due to the impact of changes in currency exchange rates; partially offset by
•

a 6.4% decrease (-8.3% in constant currency and -8.6% in organic constant currency) in personnel costs due to a reduction of salary-related costs as a result of lower headcount and a decrease in variable incentive costs due to a decline in profitability in most markets; and

•

an 8.2% decrease (-10.2% in constant currency and -10.3% in organic constant currency) in non-personnel related costs, excluding restructuring costs, loss from the disposition of subsidiaries and gain related to the Deconsolidation, due to cost management actions taken across all segments as a result of revenue declines.

Selling and administrative expenses as a percent of revenues increased 260 basis points in the third quarter of 2020 compared to the third quarter of 2019 due primarily to:

•	a 110 basis point unfavorable impact from restructuring costs in the third quarter of 2020;
•

a 70 basis point unfavorable impact from expense deleveraging, excluding restructuring costs, the loss on the disposition of subsidiaries and the gain related to the Deconsolidation, as we were unable to decrease selling and administrative expenses at the same rate as our revenue decline;

•	a 60 basis point unfavorable impact from the gain related to the Deconsolidation in the third quarter of 2019;
•	a 10 basis point unfavorable impact from the loss on disposition of subsidiaries in the third quarter of 2020; and
•	a 10 basis point unfavorable impact from changes in currency exchange rates.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses, net was $6.0 million in the third quarter of 2020 compared to $12.2 million in the third quarter of 2019. Net interest expense decreased $3.6 million in the third quarter of 2020 to $7.7 million from $11.3 million in the third quarter of 2019 primarily due to an increase interest income as a result of higher cash balances. Miscellaneous income was $2.3 million in the third quarter of 2020 compared to $3.2 million in the third quarter of 2019.

We recorded income tax expense at an effective rate of 81.5% for the three months ended September 30, 2020, as compared to an effective rate of 28.6% for the three months ended September 30, 2019. The 2020 rate was unfavorably impacted by the relatively low level and mix of pre-tax earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, including the recognition of a discrete valuation allowance in Germany, and the French business tax. The French business tax had a more significant unfavorable impact in the quarter due to French pre-tax earnings decreasing at a greater rate than revenues, which is the primary basis for the tax calculation. The effective tax rate of 81.5% for the three months ended September 30, 2020 was significantly higher than the United States Federal statutory rate of 21% primarily due to the factors noted above.  The COVID-19 crisis has created uncertainty in predicting future earnings before income taxes and its impact to the third quarter of 2020 along with quarterly effective tax rates for future quarters may be material.

Net earnings per share - diluted was $0.18 in the third quarter of 2020 compared to $2.42 in the third quarter of 2019.  Restructuring costs recorded in the third quarter of 2020 negatively impacted net earnings per share - diluted by approximately $0.72 in the third quarter of 2020.  The loss from the disposition of subsidiaries in the third quarter of 2020 negatively impacted net earnings per share – diluted by approximately $0.09 in the third quarter of 2020. The gain from the ManpowerGroup Greater China Limited IPO recorded in the third quarter of 2019 positively impacted net earnings per share – diluted by approximately $0.50 per share in the third quarter of 2019.

Weighted average shares - diluted decreased to 58.5 million in the third quarter of 2020 from 60.3 million in the third quarter of 2019. This decrease was due to the impact of share repurchases completed since the third quarter of 2019 and the full weighting of the repurchases completed in the third quarter of 2019, partially offset by shares issued as a result of exercises and vesting of share-based awards since the third quarter of 2019.

Operating Results – Nine months ended September 30, 2020 and 2019

(in millions, except per share data)	2020	2019	Variance	Constant Currency Variance
Revenues from services	$12,946.1	$15,666.9	(17.4)%	(16.4)%
Cost of services	10,920.3	13,151.4	(17.0)%	(15.9)%
Gross profit	2,025.8	2,515.5	(19.5)%	(18.6)%
Gross profit margin	15.6%	16.1%
Selling and administrative expenses, excluding goodwill impairment charges	1,909.7	1,998.2	(4.4)%	(3.6)%
Goodwill impairment charges	66.8	64.0	4.2%	4.6%
Selling and administrative expenses	1,976.5	2,062.2	(4.2)%	(3.3)%
Operating profit	49.3	453.3	(89.1)%	(88.4)%
Operating profit margin	0.4%	2.9%
Interest and other expenses (income), net	32.3	(46.1)	N/A
Earnings before income taxes	17.0	499.4	(96.6)%	(96.0)%
Provision for income taxes	69.4	172.5	(59.8)%
Effective income tax rate	407.4%	34.5%
Net (loss) earnings	$(52.4)	$326.9	N/A	N/A
Net (loss) earnings per share – diluted	$(0.90)	$5.40	N/A	N/A
Weighted average shares – diluted	58.4	60.6	(3.6)%

The year-over-year decrease in revenues from services of 17.4% (-16.4% in constant currency and -16.0% in organic constant currency) was attributed to:

•

a revenue decrease in Southern Europe of 19.4% (-19.9% in constant currency; -21.2% in organic constant currency). This included a revenue decrease in France of 26.3% (-26.6% in constant currency), which was primarily due to a decrease in our Manpower staffing services and a 25.5% decrease (-25.4% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis. The decrease also includes a decrease in Italy of 16.0% (-16.2% in constant currency), which was primarily due to the decreased demand for our Manpower staffing services and a 34.2% decrease (-34.0% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis;

•

decreased demand for services in most of our markets within Northern Europe, where revenues decreased 19.1% (-17.9% in constant currency; -17.7% in organic constant currency), primarily due to reduced demand for our Manpower staffing services and a 32.1% decrease (-31.3% in constant currency) in the permanent recruitment business as a result of the impact of the COVID-19 crisis. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 14.9%, 26.1%, 19.1%, 21.9% and 27.7%, respectively (-14.7%, -26.0%, -15.3%, -21.9%, and -27.8%, respectively, in constant currency);

•

a revenue decrease in the United States of 12.2% (-14.5% on an organic basis) primarily driven by a decline in demand for our Manpower staffing services and a 13.8% (-14.3% on an organic basis) decrease in the permanent recruitment business, both due to the impact of the COVID-19 crisis, partially offset by an increase in our Talent Solutions business, primarily within our MSP offering and career transition services;

•

a revenue decrease in APME of 14.2% (-13.3% in constant currency; -2.8% in organic constant currency) due to the Deconsolidation, partially offset by an increase in revenues in Japan and an increase in demand for our Talent-Based Outsourcing services within the Manpower business; and

•	a 1.0% decrease due to the impact of changes in currency exchange rates.

The year-over-year 50 basis point decrease in gross profit margin was primarily attributed to:

•	a 30 basis point unfavorable impact due to the decrease in our permanent recruitment business of 28.1% (-27.2% in constant currency and -23.9% in organic constant currency);
•	a 20 basis point unfavorable impact due to the margin decrease in our Proservia business primarily related to the lower utilization of consultants in Germany; and
•

a 10 basis point unfavorable impact from a deterioration in our staffing/interim margin in the Americas, Southern Europe, and Northern Europe due to the higher mix of our lower-margin enterprise client business and higher rates of sickness and absenteeism in certain countries and increased direct costs associated with early termination of client contracts during the COVID-19 crisis. These unfavorable impacts were partially offset by reduced direct costs in certain countries due to government crisis response programs, a direct cost accrual adjustment in France related to a payroll tax audit recorded in the first nine months of 2020, our execution of various bill/pay yield initiatives due to the COVID-19 crisis; partially offset by

•	a 10 basis point favorable impact by growth in our higher-margin MSP offering and career transition services.

The 4.2% decrease in selling and administrative expenses in the nine months ended September 30, 2020 (-3.3% in constant currency; -2.4% in organic constant currency) was primarily attributed to:

•

a 10.7% decrease (-9.8% in constant currency and -8.8% in organic constant currency) in personnel costs due to a reduction of salary-related costs as a result of lower headcount and a decrease in variable incentive costs due to a decline in profitability in most markets, and the benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs that mostly occurred in the second quarter of 2020;

•

a 6.7% decrease (-5.8% in constant currency and -5.0% in organic constant currency) in non-personnel related costs, excluding goodwill and other impairment charges, restructuring costs, loss on disposition of subsidiaries, and gain related to Deconsolidation, due to cost management actions taken across all segments as a result of revenue declines;

•	the reduction in recurring selling and administrative costs of $36.5 million as a result of the Deconsolidation in July 2019; and
•	a 0.9% decrease due to the impact of changes in currency exchange rates; partially offset by
•	an increase in restructuring costs to $98.1 million incurred in the nine months ended September 30, 2020 from $39.8 million incurred in the nine months ended September 30, 2019;
•	the $30.4 million gain related to the Deconsolidation in the nine months ended September 30, 2019;

•

the additional recurring selling and administrative costs of $17.9 million incurred as a result of the acquisition of Manpower Switzerland in Southern Europe and franchise acquisitions in the United States in August and October 2019;

•	the increase in goodwill and other impairment charges to $72.8 million in the nine months ended September 30, 2020 from $65.6 million in the nine months ended September 30, 2019; and
•	the $5.8 million loss on the disposition of subsidiaries in the nine months ended September 30, 2020.

Selling and administrative expenses as a percent of revenues increased 210 basis points in the nine months ended September 30, 2020 compared to the first nine months of 2019 due primarily to:

•

a 120 basis point unfavorable impact from expense deleveraging, excluding goodwill and other impairment charges, restructuring costs, loss on disposition of subsidiaries, and gain related to Deconsolidation, as we were unable to decrease selling and administrative expenses at the same rate as our revenue decline;

•	a 50 basis point unfavorable impact from the increase in restructuring costs in the nine months ended September 30, 2020 compared to 2019;
•	a 20 basis point unfavorable impact from the gain related to the Deconsolidation in the nine months ended September 30, 2019;
•	a 10 basis point unfavorable impact from the increase in goodwill and other impairment charges; and
•	a 10 basis point unfavorable impact from changes in currency exchange rates.

Interest and other expenses (income), net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses (income), net was expense of $32.3 million in the nine months ended September 30, 2020 compared to income of $46.1 million in the nine months ended September 30, 2019. Net interest expense decreased $7.7 million in the nine months ended September 30, 2020 to $22.4 million from $30.1 million in the nine months ended September 30, 2019 primarily due to an increase in interest income as a result of higher cash balances. Miscellaneous expense (income), net was an expense $5.7 million in the nine months ended September 30, 2020 compared to income of $82.7 million in the nine months ended September 30, 2019. The change is primarily due to the $80.4 million from the acquisition of Manpower Switzerland in the nine months ended September 30, 2019, the pension settlement expense of $10.2 million recorded in the nine months ended September 30, 2020 and the decrease in noncontrolling interest expense as a result of a decrease in earnings in a joint venture in Germany.

We recorded income tax expense at an effective rate of 407.4% for the nine months ended September 30, 2020, as compared to an effective rate of 34.5% for the nine months ended September 30, 2019. The 2020 rate was unfavorably impacted by the relatively low level and mix of pre-tax earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, including the recognition of a discrete valuation allowance in Germany, the non-deductible goodwill impairment charge in Germany, and the French business tax. The effective tax rate of 407.4% for the nine months ended September 30, 2020 was significantly higher than the United States Federal statutory rate of 21% primarily due to the factors noted above.

Net (loss) earnings per share - diluted was a loss of $0.90 in the nine months ended September 30, 2020 compared to earnings of $5.40 in the nine months ended September 30, 2019.  Foreign currency exchange rates unfavorably impacted net (loss) earnings per share - diluted by approximately $0.01 per share in the nine months ended September 30, 2020. Restructuring costs recorded in the nine months ended September 30, 2020 and 2019 negatively impacted net (loss) earnings per share – diluted by approximately $1.40 and $0.52 per share, net of tax, in the nine months ended September 30, 2020 and 2019, respectively. Goodwill and other impairment charges recorded in the nine months ended September 30, 2020 and 2019 negatively impacted net earnings per share - diluted by approximately $1.14 and $1.08 per share in the nine months ended September 30, 2020 and 2019, respectively.  The pension settlement expense recorded in the nine months ended September 30, 2020 negatively impacted net loss per share – diluted by approximately $0.11, net of tax, in the nine months ended September 30, 2020. The loss from the disposition of subsidiaries in the nine months ended September 30, 2020 negatively impacted net earnings per share – diluted by approximately $0.09, net of tax, in the nine months ended September 30, 2020. The gain from the acquisition of Manpower Switzerland recorded in the nine months ended September 30, 2019 positively impacted net earnings per share – diluted by approximately $1.33 per share in the nine months ended

September 30, 2019. The gain from the Deconsolidation recorded in the nine months ended September 30, 2019 positively impacted net earnings per share – diluted by approximately $0.50 per share in the nine months ended September 30, 2019.

Weighted average shares - diluted decreased to 58.4 million in the nine months ended September 30, 2020 from 60.6 million in the nine months ended September 30, 2019. This decrease was due to the impact of share repurchases completed since September 30, 2019 and the full weighting of the repurchases completed in the nine months ended September 30, 2019, partially offset by shares issued as a result of exercises and vesting of share-based awards since September 30, 2019.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 15.1% (-11.2% in constant currency; -12.5% in organic constant currency) in the third quarter of 2020 compared to 2019. In the United States, revenues from services decreased 13.1% (-15.2% on an organic basis) in the third quarter of 2020 compared to 2019, primarily driven by decreased demand for our staffing/interim services and a decrease in our permanent recruitment business of 14.8% (-15.2% on an organic basis), both due to the impacts of the COVID-19 crisis. These decreases in the United States were partially offset by increased demand for our MSP offering as well as increased demand for career transition services, within our Right Management business. In Other Americas, revenues from services decreased 18.2% (-8.2% in constant currency) in the third quarter of 2020 compared to 2019 primarily due to the impacts of the COVID-19 crisis. This decline was driven by decreases in Mexico, Canada, Peru, Colombia and Brazil of 20.0%, 11.2%, 25.1%, 42.8%, and 12.2%, respectively (-9.1%, -10.4%, -20.6%, -36.1% and increase of 18.9%, respectively, in constant currency). These decreases were offset by an increase in Argentina of 7.9% (58.1% in constant currency) primarily due to inflation.

In the Americas, revenues from services decreased 13.0% (-9.0% in constant currency, -10.4% in organic constant currency) in the nine months ended September 30, 2020 compared to 2019. In the United States, revenues from services decreased 12.2% (-14.5% on an organic basis) in the nine months ended September 30, 2020 compared to 2019, primarily driven by decreased demand for our Manpower staffing services and a decrease in our permanent recruitment business of 13.8% (-14.3% on an organic basis), both due to the impacts of the COVID-19 crisis. These decreases in the United States were partially offset by increased demand for our MSP offering and career transition services. In Other Americas, revenues from services decreased 14.4% (-4.2% in constant currency) in the nine months ended September 30, 2020 compared to 2019 primarily due to the impacts of the COVID-19 crisis. This decline was driven by decreases in Mexico, Canada, Argentina, Peru, Colombia and Brazil of 16.6%, 4.4%, 2.9%, 16.3%, 34.0% and 21.5%, respectively (-6.6%, -2.7%, increase of 48.5%, -13.2%, -24.9% and increase of 1.9%, respectively, in constant currency). The constant currency increase in Argentina was primarily due to inflation.

Gross profit margin increased in both the third quarter and the nine months ended September 30, 2020 compared to 2019 primarily due to gross profit margin increases in the United States from the increase in revenues from our higher-margin career transition services and MSP offering. This increase was partially offset by the decreases in our permanent recruitment business of 20.0% and 17.6%, respectively (-18.6% and -16.2%, respectively, in constant currency) and declines in the staffing/interim margin due to client mix changes, as a higher percentage of revenues came from our lower margin enterprise clients.

In the third quarter of 2020, selling and administrative expenses increased 0.8% (3.4% in constant currency and 2.5% in organic constant currency), primarily due to the increase in restructuring costs to $16.7 million in the third quarter of 2020 compared to zero in the third quarter of 2019 and the additional recurring selling and administrative costs incurred as a result of the franchise acquisitions in the United States in August and October 2019. These increases were partially offset by the decrease in salary-related costs, because of lower headcount, and discretionary expenses. Selling and administrative expenses increased 0.3% (3.0% in constant currency and 1.9% in organic constant currency) in the nine months ended September 30, 2020 compared to 2019, primarily due to the increase in restructuring costs to $29.5 million in the first nine months of 2020 compared to $9.8 million in the first nine months of 2019, the impairment charge of $6.0 million recorded in the United States related to capitalized software in the first nine months of 2020, a bad debt expense and a state sales tax related charge incurred in the first nine months of 2020, and the additional recurring selling and administrative costs incurred as a result of the franchise acquisitions in the United States. These increases were partially offset by decreases in salary-related costs, due to lower headcount, and discretionary expenses.

Operating Unit Profit (“OUP”) margin in the Americas was 3.4% and 5.4% for the third quarter of 2020 and 2019, respectively. In the United States, OUP margin decreased to 3.3% in the third quarter of 2020 from 6.0% in 2019 primarily due to the increase in restructuring costs and expense deleveraging, as we were unable to decrease expenses at the same rate as the accelerated revenue decline due to the COVID-19 crisis, partially offset by the increase in the gross profit margin. Other Americas OUP margin decreased to 3.5% in the third quarter of 2020 from 4.6% in the third quarter of 2019 due primarily to the decrease in the gross profit margin, increase in restructuring costs and expense deleveraging.

OUP margin in the Americas was 2.4% and 4.6% for the nine months ended September 30, 2020 and 2019, respectively. In the United States, OUP margin decreased to 1.8% for the nine months ended September 30, 2020 from 4.8% in 2019 primarily due to the increase in restructuring costs, the software impairment charge and expense deleveraging. These decreases were partially offset by the increase in the gross profit margin. Other Americas OUP margin decreased to 3.5% for the nine months ended September 30, 2020 from 4.2% in 2019 primarily due to a decline in the gross profit margin and expense deleveraging.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services decreased 10.4% (-14.7% in constant currency) in the third quarter of 2020 compared to 2019. In the third quarter of 2020, revenues from services decreased 13.1% (-17.3% in constant currency) in France (which represents 57% of Southern Europe’s revenues) and decreased 6.8% (-11.3% in constant currency) in Italy (which represents 17% of Southern Europe’s revenues), with both experiencing improvement in the rate of revenue decline as the third quarter progressed. The decrease in France is primarily due to decreased demand for our Manpower staffing services and a 17.5% decrease (-21.6% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis. The decrease in Italy was primarily due to the decreased demand for our Manpower staffing services and a 26.1% decrease (-29.7% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis, partially offset by the favorable impact of approximately one more billing day. In Other Southern Europe, revenues from services decreased 6.5% (-10.7% in constant currency) during the third quarter of 2020 compared to 2019, due to decreased demand for our Manpower staffing services and a decrease in our permanent recruitment business of 43.2% (-45.0% in constant currency), both due to the impact of the COVID-19 crisis.

Revenues from services decreased 19.4% (-19.9% in constant currency) in the nine months ended September 30, 2020 compared to 2019. In the nine months ended September 30, 2020, revenues from services decreased 26.3% (-26.6% in constant currency) in France and decreased 16.0% (-16.2% in constant currency) in Italy. The decrease in France is due to decreased demand for our Manpower staffing services and a 25.5% (-25.4% in constant currency) decrease in our permanent recruitment business, both due to the impact of the COVID-19 crisis. The decrease in Italy was primarily due to decreased demand for our Manpower staffing services and a 34.2% (-34.0% in constant currency) decrease in our permanent recruitment business, both due to the impact of the COVID-19 crisis. In Other Southern Europe, revenues from services decreased 4.3% (-5.3% in constant currency) during the nine months ended September 30, 2020 compared to 2019, due to decreased demand for our Manpower staffing services and a decrease in our permanent recruitment business of 33.7% (-33.7% in constant currency), both due to the impact of the COVID-19 crisis.

Gross profit margin decreased in both the third quarter and the first nine months of 2020 compared to 2019 primarily due to the decrease of 30.5% (-33.4% in constant currency) in the permanent recruitment business, partially offset by the increase in the staffing/interim gross profit margin due to a direct cost accrual adjustment in France related to a payroll tax audit recorded in the third quarter of 2020. Gross profit margin decreased in the first nine months of 2020 compared to 2019 primarily due to the decrease of 30.9% (-30.8% in constant currency) in the permanent recruitment business and a decrease in the staffing/interim gross profit margin in France, Italy and certain countries within Other Southern Europe, partially offset by a direct cost accrual adjustment in France recorded in the first nine months of 2020.

Selling and administrative expenses increased 2.0% (decrease -2.9% in constant currency) during the third quarter of 2020 compared to 2019 primarily due to an increase in restructuring costs to $7.6 million in the third quarter of 2020 compared to zero in the third quarter of 2019, the loss of $5.8 million from the disposition of our Serbia, Slovenia, Bulgaria, and Croatia businesses, and the unfavorable impact of changes in currency exchange rates. These increases were partially offset by the reduction of our discretionary expenses, a decrease in personnel costs, as a result of a reduction in headcount, and a decrease in variable incentive costs due to a decline in profitability in most markets.

Selling and administrative expenses decreased 5.7% (-6.2% in constant currency) in the nine months ended September 30, 2020 compared to 2019. We took significant actions in France and Italy in March and April to reduce our costs to help offset the materially reduced revenues in the first nine months of 2020. In both France and Italy, we transitioned full-time equivalent employees onto government temporary unemployment programs and other initiatives and eliminated a significant amount of discretionary spend to manage through the COVID-19 crisis. The decrease in selling and administrative expenses in the first nine months of 2020 was primarily due to the decreases in personnel costs, as a result of a reduction in headcount, a decrease in variable incentive costs due to a decline in profitability in most markets, and the benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs in certain markets that mostly occurred in the second quarter of 2020.  The decreases are also due to the reduction of our discretionary expenses. These decreases were offset by the increase in restructuring costs to $20.7 million in the first nine months of 2020 compared to $5.4 million in the first nine months of 2019, the loss on the disposition of subsidiaries and the additional recurring selling and administrative costs from our acquisition of the remaining interest in Manpower Switzerland.

OUP margin in Southern Europe was 3.4% for the third quarter of 2020 compared to 4.9% for 2019. In France, the OUP margin decreased to 4.3% for the third quarter of 2020 from 5.1% in 2019 primarily due to expense deleveraging partially offset by the increase in the gross profit margin. In Italy, the OUP margin decreased to 4.4% for the third quarter of 2020 from 6.2% for 2019 primarily due to the decline in the gross profit margin, the increase in restructuring costs to $1.8 million in the third quarter of 2020 compared to zero in the third quarter of 2019 and expense deleveraging. Other Southern Europe’s OUP margin decreased to 0.9% for the third quarter of 2020 from 3.9% in 2019, due to the increase in restructuring costs to $5.8 million in the third quarter of 2020 compared to zero in the third quarter of 2019, the loss from the disposition of subsidiaries in the third quarter of 2020, decrease in the gross profit margin and expense deleveraging.

OUP margin in Southern Europe was 2.5% for the nine months ended September 30, 2020 compared to 4.8% in 2019. In France, the OUP margin decreased to 2.9% in the nine months ended September 30, 2020 compared to 4.9% in 2019. In Italy, the OUP margin decreased to 4.3% in the nine months ended September 30, 2020 compared to 6.5% in 2019. The decreases in France and Italy were primarily due to the decline in the gross profit margin and expense deleveraging. Other Southern Europe’s OUP margin decreased to 0.6% in the nine months ended September 30, 2020 compared to 3.2% in 2019, due to the decrease in the gross profit margin, the increase in restructuring costs to $17.3 million in the first nine months of 2020 from $3.1 million in the first nine months of 2019, the loss from the disposition of subsidiaries in the first nine months of 2020 and expense deleveraging.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (comprising 34%, 16%, 21%, 12%, and 8%, respectively, of Northern Europe’s revenues), revenues from services decreased 18.8% (-21.6% in constant currency) in the third quarter of 2020 compared to 2019. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 18.3%, 28.0%, 13.2%, 18.6% and 25.3% (-22.0%, -31.5%, -15.1%, -22.6% and -29.1%, respectively, in constant currency). The Northern Europe revenue decrease is primarily due to reduced demand for our Manpower staffing services and a 32.9% decrease (-35.9% in constant currency) in the permanent recruitment business, both primarily due to the impact of the COVID-19 crisis.

Revenues from services decreased 19.1% (-17.9% in constant currency) in the nine months ended September 30, 2020 compared to 2019. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 14.9%, 26.1%, 19.1%, 21.9% and 27.7% (-14.7%, -26.0%, -15.3%, -21.9% and -27.8%, respectively, in constant currency). The Northern Europe revenue decrease is primarily due to reduced demand for our Manpower staffing services and a 32.1% decrease (-31.3% in constant currency) in the permanent recruitment business, both primarily due to the impact of the COVID-19 crisis.

Gross profit margin decreased in both the third quarter and first nine months of 2020 compared to 2019 due to the decreases in our permanent recruitment business for the third quarter and nine months ended September 30, 2020 compared to 2019, and the declines in the Experis interim margins due to client mix changes, as a higher percentage of revenues consisted of revenues from our lower-margin enterprise clients, and the margin decrease in our Proservia business primarily related to the lower utilization of consultants in Germany.

Selling and administrative expenses increased 1.2% (decrease of -3.2% in constant currency) in the third quarter of 2020 compared to 2019 primarily due to the increase in restructuring costs to $24.1 million in the third quarter of 2020 from zero in the third quarter of 2019 and the unfavorable impact of changes in currency exchange rates. These increases were partially offset by the decrease in discretionary expenses and personnel costs, as a result of a reduction in headcount, a decrease in variable incentive costs due to declines in profitability in most markets, and the continued benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs in Germany and the Netherlands.

Selling and administrative expenses decreased 9.7% (-8.9% in constant currency) in the nine months ended September 30, 2020 compared to 2019 primarily due to the decrease in personnel costs, as a result of a reduction in headcount, a decrease in variable incentive costs due to declines in profitability in most markets, and the benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs in certain markets, mostly in the second quarter of 2020.  The decrease is also due to the decline in office-related expenses driven by a decrease in the number of offices, and a reduction of our discretionary expenses. These decreases were partially offset by increase of restructuring costs to $43.5 million in the first nine months of 2020 from $18.7 million in the first nine months of 2019 and the increase in the goodwill impairment charge in Germany of $66.8 million in the first nine months of 2020 compared to $60.2 million in the first nine months of 2019.

Northern Europe experienced a decrease to an operating unit loss of 2.4% in the third quarter of 2020 from an OUP margin of 2.0% in the third quarter of 2019 and a decrease to an operating unit loss of 1.3% in the nine months ended September 30, 2020 from an OUP margin of 1.4% in the nine months ended September 30, 2019.  The decreases were primarily due to the declines in the gross profit margins, the increase in restructuring costs, and expense deleveraging. The decrease in the nine months ended September 30, 2020 was also due increase in the goodwill impairment charge in Germany.

APME

Revenues from services decreased 5.4% (-6.0% in constant currency) in the third quarter of 2020 compared to 2019. In Japan (which represents 45% of APME’s revenues), revenues from services increased 5.7% (4.5% in constant currency) due to the increased demand for our staffing/interim services, partially offset by a 13.0% decrease (-14.0% in constant currency) in our permanent recruitment business and the unfavorable impact of approximately one fewer billing day. In Australia (which represents 17% of APME’s revenues), revenues from services decreased 4.5% (-8.4% in constant currency) due to the decline in demand for our staffing/interim services and the 5.0% (-8.8% in constant currency) decrease in our permanent recruitment business, both due to the impact of the COVID-19 crisis, as well as the unfavorable impact of approximately one fewer billing day.  The revenue decrease in the remaining markets in APME is due to the decline in demand for our staffing/interim services and the decrease in our permanent recruitment business, both due to the COVID-19 crisis, partially offset by the increase in demand for our Talent-Based Outsourcing services within our Manpower business.

Revenues from services decreased 14.2% (-13.3% in constant currency and -2.8% in organic constant currency) in the nine months ended September 30, 2020 compared to 2019. In Japan, revenues from services increased 8.8% (7.2% in constant currency) due to increased demand for our staffing/interim services, an increase in our Talent Solutions business and the favorable impact of approximately one additional billing days in the first nine months of 2020 compared to 2019. These increases were partially offset by a 5.1% decrease (-6.5% in constant currency) in our permanent recruitment business. In Australia, revenues from services decreased 20.3% (-17.6% in constant currency) due to the decrease in our staffing/interim revenues, as a result of our decision to exit certain businesses with low-margins to improve profitability and the impact of the COVID-19 crisis, the 8.7% (-5.6% in constant currency) decline in our permanent recruitment business and the unfavorable impact of approximately one fewer billing day. The revenue decrease in the remaining markets in APME is due to the Deconsolidation, and the decline in demand for our staffing/interim services and the decrease in our permanent recruitment business, both due to the COVID-19 crisis, partially offset by the increase in demand for our Talent-Based Outsourcing services within our Manpower business.

Gross profit margin increased in the third quarter of 2020 compared to 2019 due to the increase in our staffing/interim margin, mostly in Japan, partially offset by the decrease in our permanent recruitment business of 15.8% (-18.2% in constant currency). Gross profit margin decreased in the first nine months of 2020 compared to 2019 due to the decrease in our permanent recruitment business of 30.3% (-28.8% in constant currency and -11.6% in organic constant currency), partially offset by the increase in our staffing/interim margin, mostly in Japan.

Selling and administrative expenses increased 82.3% (79.4% in constant currency) in the third quarter of 2020 compared to 2019 primarily due to the gain of $30.4 million from the Deconsolidation in the third quarter of 2019, an increase in costs to support the increase in revenues in certain markets, and the increase of restructuring costs to $1.5 in the third quarter of 2020 from zero in the third quarter of 2019.

Selling and administrative expenses increased 2.5% (3.5% in constant currency and 22.9% in organic constant currency) in the first nine months of 2020 compared to 2019 primarily due to the gain from the Deconsolidation in the first nine months of 2019 and an increase in costs to support the increase in revenues in certain markets. These increases were partially offset by the reduction of recurring selling and administrative costs as a result of the Deconsolidation and the decrease of restructuring costs to $4.1 million in the first nine months of 2020 compared to $4.4 million in the first nine months of 2019.

OUP margin for APME decreased to 2.8% in the third quarter of 2020 from 8.7% in the third quarter of 2019 due to the gain from the Deconsolidation in the third quarter of 2019, an increase in restructuring costs and expense deleveraging, partially offset by an increase in the gross profit margin. OUP margin decreased to 2.9% in the first nine months of 2020 from 5.1% in the first nine months of 2019 due to the gain from the Deconsolidation in the third quarter of 2019, a decline in the gross profit margin and expense deleveraging.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	3 Months Ended September 30, 2020 Compared to 2019
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	578.8	(13.1)%	—	(13.1)%	2.1%	(15.2)%
Other Americas	350.3	(18.2)%	(10.0)%	(8.2)%	—	(8.2)%
	929.1	(15.1)%	(3.9)%	(11.2)%	1.3%	(12.5)%
Southern Europe:
France	1,205.3	(13.1)%	4.2%	(17.3)%	—	(17.3)%
Italy	351.2	(6.8)%	4.5%	(11.3)%	—	(11.3)%
Other Southern Europe	555.9	(6.5)%	4.2%	(10.7)%	—	(10.7)%
	2,112.4	(10.4)%	4.3%	(14.7)%	—	(14.7)%
Northern Europe	947.7	(18.8)%	2.8%	(21.6)%	—	(21.6)%
APME	595.6	(5.4)%	0.6%	(6.0)%	—	(6.0)%
Consolidated	4,584.8	(12.7)%	1.8%	(14.5)%	0.2%	(14.7)%
Gross Profit	725.1	(13.7)%	1.7%	(15.4)%	0.3%	(15.7)%
Selling and Administrative Expenses	663.5	6.5%	2.4%	4.1%	0.2%	3.9%
Operating Profit	61.6	(71.6)%	—	(71.6)%	0.3%	(71.9)%
(a)	In millions for the three months ended September 30, 2020.
	9 Months Ended September 30, 2020 Compared to 2019
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,705.6	(12.2)%	—	(12.2)%	2.3%	(14.5)%
Other Americas	1,071.1	(14.4)%	(10.2)%	(4.2)%	—	(4.2)%
	2,776.7	(13.0)%	(4.0)%	(9.0)%	1.4%	(10.4)%
Southern Europe:
France	3,035.1	(26.3)%	0.3%	(26.6)%	—	(26.6)%
Italy	947.4	(16.0)%	0.2%	(16.2)%	—	(16.2)%
Other Southern Europe	1,545.4	(4.3)%	1.0%	(5.3)%	5.7%	(11.0)%
	5,527.9	(19.4)%	0.5%	(19.9)%	1.3%	(21.2)%
Northern Europe	2,881.9	(19.1)%	(1.2)%	(17.9)%	(0.2)%	(17.7)%
APME	1,759.6	(14.2)%	(0.9)%	(13.3)%	(10.5)%	(2.8)%
Consolidated	$12,946.1	(17.4)%	(1.0)%	(16.4)%	(0.4)%	(16.0)%
Gross Profit	$2,025.8	(19.5)%	(0.9)%	(18.6)%	(0.7)%	(17.9)%
Selling and Administrative Expenses	$1,976.5	(4.2)%	(0.9)%	(3.3)%	(0.9)%	(2.4)%
Operating Profit	$49.3	(89.1)%	(0.7)%	(88.4)%	0.4%	(88.8)%
(a)	In millions for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2020, we had $1,300 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations. With the enactment of the United States Tax Cuts and Jobs Act in

December 2017, we no longer record United States federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding and other taxes on unremitted earnings that are not considered permanently invested.

Cash provided by operating activities was $715.7 million and $495.4 million during the nine months ended September 30, 2020 and 2019, respectively. Changes in operating assets and liabilities generated $599.7 million of cash during the nine months ended September 30, 2020 compared to $114.7 million of cash generated during the nine months ended September 30, 2019. These changes were primarily attributable to a decrease in accounts receivable, due to collections and the receivables not being replaced at the same level as a result of a decrease in demand for our services, and the benefit of certain government payment deferral measures introduced as part of the COVID-19 crisis. These improvements in our cash flows were partially offset by the decrease in our payroll-related liabilities due to lower activity.

Accounts receivable decreased to $4,535.7 million as of September 30, 2020 from $5,273.1 million as of December 31, 2019. This decrease is primarily due to successful collection efforts and the revenue decline, partially offset by the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") decreased by approximately 1.0 day from December 31, 2019 due to successful collection efforts and favorable mix changes, as a higher percentage of our consolidated revenues were generated in countries with a lower average DSO.

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

Conversely, as the demand for our services declines, as we saw starting in late March and continuing through the third quarter of 2020 due to the impact of the COVID-19 crisis, we generally see a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. This may result in an increase in our operating cash flows; however, any such increase would not be expected to be sustained in the event that an economic downturn continued for an extended period. During the third quarter of 2020, we were highly successful in receivable collections while incurring lower payroll costs on lower activity. Our improved cash flow also benefited from certain government payment deferral measures introduced as part of the COVID-19 crisis, with some of the benefits maturing in the third quarter. The impact of the remaining benefits is expected to mature in the last quarter of the 2020 and first quarter of 2021 and we expect lower levels of operating cash flow during the fourth quarter of 2020 and first quarter of 2021.

Capital expenditures were $30.5 million for the nine months ended September 30, 2020 compared to $36.2 million for the nine months ended September 30, 2019. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The lower expenditures in 2020 compared to 2019 are primarily due to overall scale-back of activities in 2020 due to the COVID-19 crisis and the completion of a software development project in 2019, as well as the timing of capital expenditures.

From time to time, we acquire and invest in companies throughout the world, including franchises. For the nine months ended September 30, 2020, the total cash consideration paid for acquisitions, net of cash acquired, was $1.7 million, which represents a deferred consideration payment related to a previous acquisition.

On September 30, 2020 we disposed of four businesses (Serbia, Croatia, Slovenia, Bulgaria) in our Southern Europe segment for $5.8 million, subject to normal post close working capital adjustments, and simultaneously entered into franchise agreements with the new ownership of these businesses. In connection with the disposition, we recognized a one-time loss on disposition of $5.8 million, which was included in the selling and administrative expenses in the Consolidated Statement of Operations for the three and nine months ended September 30, 2020.

On April 3, 2019, we acquired the remaining 51% controlling interest in our Swiss franchise (“Manpower Switzerland”) to obtain full ownership of the entity. Additionally, as part of the purchase agreement, we acquired the remaining 20% interest in Experis AG. Manpower Switzerland provides contingent staffing services under our Manpower brand in the four main language regions in

Switzerland. Both Manpower Switzerland and Experis AG are reported in our Southern Europe segment. The aggregate cash consideration paid was $212.7 million as of September 30, 2019 and was funded through cash on hand. Of the total consideration paid, $58.3 million was for the acquired interests and the remaining $154.4 million was for cash and cash equivalents. The total cash impact of the acquisition was an inflow of $104.8 million, net of cash acquired of $317.5 million. The acquisition of the remaining interest of Experis AG was accounted for as an equity transaction as we previously consolidated the entity.

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

Excluding Manpower Switzerland and Experis AG, the total cash consideration paid for acquisitions, net of cash acquired, was $17.7 million for the nine months ended September 30, 2019. This balance represents contingent consideration payments related to previous acquisitions, of which $12.9 million had been recognized as a liability at the acquisition date.

On July 10, 2019, our joint venture in Greater China, ManpowerGroup Greater China Limited, became listed on the Main Board of the Stock Exchange of Hong Kong Limited through an initial public offering. Prior to the initial public offering, we owned a 51% controlling interest in the joint venture and consolidated the financial position and results of its operations into our Consolidated Financial Statements as part of our APME segment. As a result of the offering, in which ManpowerGroup Greater China Limited issued new shares representing 25% of the equity of the company, our ownership interest was diluted to 38.25%, and then further diluted to 36.87% as the underwriters exercised their overallotment option in full on August 7, 2019. As a result, we deconsolidated the joint venture as of the listing date and account for the remaining interest under the equity method of accounting and record our share of equity income or loss in interest and other expenses (income), net in the Consolidated Statement of Operations. In connection with the deconsolidation of the joint venture, we recognized a one-time cash gain of $30.4, which was included in the selling and administrative expenses in the Consolidated Statement of Operations in the quarter ended September 30, 2019. Included in the $30.4 was foreign currency translation adjustment losses of $6.2 related to the joint venture from accumulated other comprehensive income.

Net debt repayments were $28.7 million in the nine months ended September 30, 2020 compared to cash provided by net borrowings of $6.3 million in the nine months ended September 30, 2019.

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

As of September 30, 2020, we had letters of credit totaling $0.5 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.5 million were available to us under the facility as of September 30, 2020.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of (0.24) to 1 and a fixed charge coverage ratio of 3.33 to 1 as of September 30, 2020. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

We have assessed what impact the COVID-19 crisis has had or may have on our liquidity position as of September 30, 2020 and for the near future. As of September 30, 2020, our cash and cash equivalents balance was $1,587.7 million. We also have access to the previously mentioned revolving credit facility that could immediately provide us with up to $600 million of additional cash, which remains unused as of September 30, 2020, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $200 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines of up to $300 million ($600 million in the third quarter) to meet the working capital needs of our subsidiaries, of which $262.0 million was available to use as of September 30, 2020. Our €500.0 million notes and €400.0 million notes that total $1,049.6 million as of September 30, 2020 mature in 2022 and 2026, thus, there are no payments due in the very near term except for annual interest payments. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future should the COVID-19 crisis cause any additional cash flow needs.

The Board of Directors declared a semi-annual dividend of $1.09 per share on both May 8, 2020 and May 10, 2019. The 2020 dividends were paid on June 15, 2020 to shareholders of record as of June 1, 2020. The 2019 dividends were paid on June 14, 2019 to shareholders of record on June 3, 2019.

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization is in addition to the August 2018 Board authorizations to purchase 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first nine months of 2020, we repurchased a total of 0.9 million shares comprised of 0.8 million shares under the 2018 authorization and 0.1 million shares under the 2019 authorization, at a total cost of $63.8 million. The repurchases in the first nine months of 2020 all occurred within the first quarter of 2020. During the first nine months of 2019, we repurchased a total of 1.8 million shares at a cost of $152.0 million under the 2018 authorization. As of September 30, 2020, there were 5.9 million shares remaining authorized for repurchase under the 2019 authorization and no shares remaining authorized for repurchase under the 2018 authorization.

We had aggregate commitments of $2,139.3 million as of September 30, 2020 related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,202.8 million as of December 31, 2019.

We also have entered into guarantee contracts and stand-by letters of credit totaling approximately $941.7 million and $845.0 million as of September 30, 2020 and December 31, 2019, respectively ($890.1 million and $793.4 million for guarantees, respectively, and $51.6 million for stand-by letters of credit as of both dates). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.4 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.

We recorded net restructuring costs of $98.1 million and $42.5 million during the nine months ended September 30, 2020 and 2019, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. As a result of the adoption of the new accounting guidance on leases as of January 1, 2019, the office closure costs of $22.4 million during the nine months ended September 30, 2020 were recorded as an impairment to the operating lease right-of-use asset and, thus, are not included in the restructuring reserve balance as of September 30, 2020. The costs paid, utilized or transferred out of our restructuring reserve were $55.5 million during the nine months ended September 30, 2020. We expect a majority of the remaining $49.9 million reserve will be paid by the end of 2020.

Application of Critical Accounting Policies

In accordance with the accounting guidance for goodwill, we perform an annual impairment test of goodwill at our reporting unit level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below carrying value.

Estimated cash flows and goodwill are grouped at the reporting unit level, which the company has determined to be a component of the operating segments for which discrete financial information is available and for which segment management regularly reviews the reporting results.

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment test during the third quarter of 2020 included: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

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

As we determined that it was more likely than not that the fair value of the Germany reporting unit was below its carrying amount, we performed an interim impairment test on this reporting unit as of June 30, 2020. As a result of our interim test, we recognized a non-cash impairment loss of $66.8, which resulted in full impairment of the remaining goodwill in the Germany reporting unit. The Germany reporting unit is included in the Northern Europe segment. The goodwill impairment charge resulted from reductions in the estimated fair value for our Germany reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2019 annual goodwill impairment test and our quarterly assessments in the intervening periods due to the factors discussed above.

We performed our annual impairment test of our goodwill during the third quarter of 2020 and there was no impairment of our goodwill as a result of our annual tests. Refer to Note 1 for results of our annual goodwill impairment testing.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the third quarter of 2020. As of September 30, 2020, there were 5.9 million shares remaining authorized for repurchase under the 2019 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 - 31, 2020	4,164	(1)	$—	—	5,879,887
August 1 - 31, 2020	1,003	(1)	$—	—	5,879,887
September 1 - 30, 2020	8,555	(1)	$—	—	5,879,887
Total	13,722		$—	—	5,879,887
(1)	Represents common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

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

(c)	audit services with respect to certain procedures and certifications where required.

Item 6 – Exhibits

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: November 6, 2020

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)