Form 10-K
period 2020-12-31
ManpowerGroup Inc.
filed 2021-02-19
CIK 871763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐    No    ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,991,124,225 as of June 30, 2020. As of February 17, 2021, there were 54,994,858 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021.

ManpowerGroup Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2020

PART I

The terms “we,” “our,” “us,” "ManpowerGroup," or “the Company” refer to ManpowerGroup Inc. and its consolidated subsidiaries.

Item 1.	Business

Introduction and History

ManpowerGroup Inc. is a world leader in innovative workforce solutions and services. Through our global network of over 2,200 offices in 75 countries and territories, we put millions of people to work each year with our global, multinational and local clients across all major industry segments. Our strong and connected brands provide innovative solutions that drive organizations forward, accelerate individual success and help build more sustainable communities. We power the future of work.

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

•

Experis – We are a global leader in professional resourcing and project-based solutions. With operations in over 50 countries and territories, we delivered 66 million hours of professional talent in 2020 specializing in Information Technology (IT), Engineering, and Finance. Our Proservia brand is a recognized leader within the Digital Services market and IT Infrastructure sector throughout Europe.

•

Talent Solutions – We are a global leader in outsourcing services for large-scale recruiting. We are the world’s largest Recruitment Process Outsourcing (RPO) firm and our TAPFIN - Managed Service Provider (MSP) business is continually ranked as a top global MSP. Through our Right Management offering, global career experts help organizations and individuals become more agile and market-ready. By leveraging our expertise in assessment, development and coaching, we provide tailored solutions that deliver organizational efficiency, individual development, and career mobility, to increase productivity and optimize business performance. Our Talent Solutions brand leverages our core capabilities to help organizations effectively source, manage and develop talent at scale. Talent Solutions is designed to address client demand for expert offerings, integrated and data driven workforce solutions as well as seamless delivery across multiple countries.

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

The nature of our operations is such that our most significant current asset is accounts receivable, with a days sales outstanding of approximately 54 days as December 31, 2020. Our most significant current liabilities are payroll related costs, which are generally paid either weekly or monthly. As the demand for our services increases, we generally see an increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows.

Conversely, as the demand for our services declines, as we saw starting in late March 2020 and continuing throughout 2020 due to the impact of the COVID-19 crisis, we generally see a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. This may result in an increase in our operating cash flows; however, any such increase would not be expected to be sustained in the event that an economic downturn continued for an extended period. During 2020, we were highly successful in receivable collections while incurring lower payroll costs on lower activity. Our improved cash flow also benefited from certain government payment deferral measures introduced as part of the COVID-19 crisis, largely in the United States, France, and Italy, with some of the benefits maturing in the second half of 2020. The impact of the remaining benefits is expected to mature in 2021, and we expect lower levels of operating cash flow during 2021.

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

Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative and industrial positions. These services are provided under our Manpower and Experis brands. We have provided services under our core Manpower brand for over 70 years with a primary focus on the areas of office and industrial services and solutions. Our Talent Based Outsourcing offering within our Manpower brand includes outcome-based solutions such as management of financial and administrative processes, including call center and customer service activities.

We provide services under our Experis brand, particularly in the areas of IT, Engineering, and Finance, that include high-impact solutions, and help accelerate organizations’ growth by attracting, assessing and placing candidates with specialized expertise to deliver in-demand skills for important positions. Our experience and expertise allow us to accurately assess candidates’ workplace potential and technical skills to match them to the needs of our clients. We plan to continue to build our Experis brand and attract the talent our clients need as skills shortages arise or continue. Our Proservia offering within the Experis brand includes outcome-based solutions specializing in infrastructure management and end-user support.

Our Talent Solutions brand specializes in the delivery of customized workforce strategies and new solutions and creating added value that addresses our clients’ complex global workforce needs. Through our RPO offering, we manage customized, large-scale recruiting and workforce productivity initiatives for clients through exclusive outsourcing contracts. We can manage a single element or all of a client's permanent recruiting and hiring processes, from job profiling to on-boarding, globally or in a single location. MSP services include overall program management, reporting and tracking, supplier selection and management and order distribution. The MSP and RPO offerings both provide specialty expertise in contingent workforce management and broader administrative functions. Our Right Management offering includes our career management services that have historically been counter-cyclical to our staffing services, which helps to offset the impact of an economic downturn on our overall financial results.

Americas

We provide services as Manpower, Experis and Talent Solutions through both branch and franchise offices. The Americas segment had 490 branch and 182 franchise offices as of December 31, 2020. In the United States, where we realized 61% of the Americas’ revenue, we had 318 branch and 175 franchise offices as of December 31, 2020, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Other Americas, the largest operations of which include Mexico, Canada and Argentina, we had 172 branch offices and 7 franchise offices as of December 31, 2020. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise.

Our franchise agreements provide the franchisee with the right to use the Manpower® service mark in a specifically defined exclusive territory. In the United States, franchise fees generally range from 2% to 3% of franchisee sales. Our franchise agreements provide that in the event of a proposed sale of a franchise to a third party, we have the right to acquire the franchise at the same price and on the same terms as proposed by the third party. We have exercised this right in the past and may do so in the future if opportunities arise.

Our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection, and training. During 2020 in this segment, approximately 35% of temporary and contract recruitment revenues were derived from placing industrial staff, 25% from placing office staff, and 40% from placing professional and technical staff. For our United States operations in 2020, approximately 46% of the temporary and contract recruitment revenues were derived from placing industrial staff, 12% from placing office staff, and 42% from placing professional and technical staff.

Our Talent Solutions operations provide a variety of workforce solutions offerings including RPO, MSP and Right Management.

Southern Europe

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe. The Southern Europe segment had 1,061 branch offices as of December 31, 2020. Our largest operations in this segment are in France (55% of the segment revenue) and Italy (17% of the segment revenue).

During 2020 for our Southern Europe operations, approximately 73% of temporary and contract recruitment revenues were derived from placing industrial staff, 14% from placing office staff, and 13% from placing professional and technical staff.

We conduct our operations in France as a leading workforce solutions and service provider through 525 branch offices as Manpower, Experis, including our Proservia brand, and Talent Solutions, and 149 branch offices under the name Supplay as of December 31, 2020. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominantly focused on recruitment for industrial positions. In 2020, we derived approximately 84% of our temporary recruitment revenues in France from the supply of industrial and construction workers, 15% from the supply of office staff, and 1% from the supply of professional and technical staff.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2020, ManpowerGroup Italy conducted operations through a network of 211 branch offices. It provides a comprehensive suite of workforce solutions and services offered through Manpower, Experis or Talent Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2020, approximately 66% of our temporary and contract recruitment revenues in Italy were derived from placing industrial staff, 6% from placing office staff, including contact center staff, and 28% from placing professional and technical staff.

Northern Europe

Our largest operations in Northern Europe are in the United Kingdom, Germany, the Nordics and the Netherlands, providing a comprehensive suite of workforce solutions and services through Manpower, Experis, and Talent Solutions. Collectively, we operate through 379 branch offices in this region.

During 2020 for our Northern Europe operations, approximately 38% of temporary and contract recruitment revenues were derived from placing industrial staff, 22% from placing office staff, and 40% from placing professional and technical staff.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2020, we conducted operations in the United Kingdom as Manpower, Experis and Talent Solutions through a network of 61 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2020, approximately 26% of our United Kingdom operation’s temporary recruitment revenues were derived from the supply of industrial staff, 16% from the supply of office staff, and 58% from the supply of professional and technical staff. In the United Kingdom, we also conduct operations as Brook Street Bureau PLC, or Brook Street. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

APME

We operate through 136 branch offices in the Asia Pacific Middle East (APME) region. The largest of these operations are located in Japan, Australia, India and Korea, all of which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and Talent Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2020, approximately 8% of our APME temporary and contract recruitment revenues were derived from placing industrial staff, 61% from placing office staff, and 31% from placing professional and technical staff.

On July 10, 2019, our joint venture in Greater China, ManpowerGroup Greater China Limited, became listed on the Main Board of the Stock Exchange of Hong Kong Limited through an initial public offering. As a result, we deconsolidated the joint venture as of the listing date and account for our remaining 36.87% interest under the equity method of accounting. (See Note 4 to the Consolidated Financial Statements found in Item 8. “Financial Statements and Supplementary Data” for further information.)

Competition

We compete in the employment services industry by offering a broad range of services, including permanent, temporary and contract recruitment, project-based workforce solutions, assessment and selection, training, career and talent management, managed service solutions, outsourcing, consulting and professional services.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of United States dollars in annual revenues. In most areas, no single company has a dominant share of the employment services market. In addition to us, the largest publicly owned companies specializing in recruitment services are The Adecco Group and Randstad. We also compete against a variety of regional or specialized companies such as Recruit Holdings, Kelly Services, Robert Half, Kforce, PageGroup, Korn/Ferry International and Alexander Mann. It is a highly competitive industry, reflecting several trends in the global marketplace such as the increasing demand for skilled people, employers’ desire for more flexible working models and consolidation among clients and in the employment services industry itself. We manage these trends by leveraging established strengths, including several of the employment services industry’s most recognized and respected brands; geographic diversification; size and service scope; an innovative product mix; recruiting and assessment expertise; and a strong client base. While staffing is an important aspect of our business, our strategy is focused on providing both the skilled employees our clients need and high-value workforce management, outsourcing and consulting solutions.

Our client mix consists of both small- and medium-size businesses, and large national and multinational client relationships, which comprised approximately 60% of our revenues in 2020. Client relationships with small- and medium-size businesses are based on a local or regional relationship, and tend to rely less on longer-term contracts, and the competitors for this business are primarily locally-owned businesses. The large national and multinational clients, on the other hand, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed.

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

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries and territories. We believe that many of these marks and trade names, including ManpowerGroup®, Manpower®, Experis®, Right Management®, Brook Street®, Proservia®, and MyPath® have significant value and are materially important to our business. In addition, we maintain other intangible property rights. The trademarks have been assigned an indefinite life based on our expectation of renewing the trademarks, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future.

Employees

We had approximately 25,000 full-time equivalent employees as of December 31, 2020. In addition, we recruit millions of permanent, temporary and contract workers on a worldwide basis each year on behalf of our clients.

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

Human Capital

We are a workforce solutions and human capital company. Our purpose is to provide meaningful and sustainable jobs and is rooted in our values: People, Knowledge and Innovation. Our employees, spanning 75 countries and territories, help improve the lives of nearly 600,000 workers on a daily basis by providing access to employment and opportunities to reskill or upskill. These efforts support local economies and create economic opportunity for our associates.

We Are Focused on Reskilling and Upskilling of Workers and Future Workers.

Through our partnerships with clients and NGOs (e.g. World Economic Forum, World Employment Confederation and Junior Achievement) and our own research and solutions, we are advancing the global discussion around the skills preparedness of today’s workers and the definition of required skills for the future. Since 2016, through our Skills Revolution series, we have highlighted how technology and digitization could shift in-demand skills, exacerbate existing talent shortages and require investments to reskill and upskill workers. In response to emerging trends, we launched our MyPath program, with the intent of connecting our associates to opportunities that can advance their skills and meet employers’ needs. Through this program, ManpowerGroup provides personalized guidance, career development, training, and access to jobs. Primarily focused in growth sectors including information technology, sales and finance, MyPath helped approximately 60,000 associates per month as of the end of 2020, representing our Manpower and Experis brands in 12 countries. We also provide free access to online learning to all associates on assignment. In 2020, we expanded our online learning platform, including partnering with University of Phoenix, resulting in an increase in associate usage by 15%.

We Are Focused on Our Diversity, Our People and Our Culture.

Even though we have a global footprint, our teams are managed locally, with 29% of our people in the Americas, 33% in Southern Europe, 23% in Northern Europe and 16% in Asia Pacific/Middle East. Collectively, we are focused on advancing diversity, developing our people and assessing our culture to enhance our competitiveness in the marketplace and the workplace.

•

Advancing Diversity: Our focus on diversity encompasses three parts: (1) globally, support gender diversity at leadership levels; (2) locally, address a second dimension of diversity based on gaps or opportunities within a country; and (3) culturally, foster an inclusive environment that promotes well-being and personal achievement. We believe that diversity starts at the top, hence our focus on leadership levels. Our Board of Directors is 38% women and 23% people of color. Our Executive Leadership Team, which reports directly to the CEO, is 27% women and 36% of people of color. Our global leadership team, the top ninety-four leaders of the company, is 31% women. In North America, our second diversity dimension is race. In 2020, as the United States faced racial unrest, our North American team launched our Courageous Conversations series; established a Diversity, Equity and Inclusion Council led by the Regional President; leveraged internal business resource groups as advisors, and with their input developed new training for our employees and our clients; and partnered with local business leaders to facilitate community discussions and develop plans of action.

•

Developing our People: We have increased our focus on learning through internal campaigns, curated self-directed learning and through our Sales Academies and our Talent Agent program, which provides skills enhancement to recruiters to foster career advancement. To date, we have trained 2,700 recruiters and 1,345 salespeople. We have also launched a new mobile learning platform that makes on-the-go micro-courses accessible to our employees. Our employees completed nearly 65,000 of these courses in 2020. We believe that our success is contingent upon the development of our next generation of leaders. In 2019, we launched the third cohort for our Emerging Leadership Experience Program. This program identifies emerging leaders who have worked for the company for five or more years and have potential to assume greater responsibility. The two-year program provides development through our three Es approach: Education, Exposure and Experience, which includes Harvard Business School Online coursework as well as mentoring from our most senior leaders.

•

Assessing our Culture: Through our listening strategy, we are committed to hearing the voice of our people more than ever. For 15 years, we have tracked engagement and leadership effectiveness through our ManpowerGroup Annual People Survey (MAPS). We have improved engagement over the last three years with a 63% overall favorable rating and 78% response rate in 2020. In 2019 and in 2020, particularly in the context of COVID-19, we initiated pulse surveys to garner more in-depth feedback with greater frequency. We use insights from these surveys to assess our culture, evaluate our leaders, adjust our plans and when needed, evolve our culture.

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements:

Risks Related to COVID-19 Pandemic

•	impact of the coronavirus pandemic on our business and financial results may be difficult to predict.

Company and Operational Risks

•	volatile, negative, or uncertain economic conditions;
•	any economic recovery may be short-lived and uneven, and may not result in increased demand for our services;
•	inability to timely respond to the needs of our clients;
•	competition in the worldwide employment services industry limiting our ability to maintain or increase market share or profitability;
•	cyberattack or improper disclosure or loss of sensitive or confidential company, employee, associate or client data, including personal data;
•	disruption, increased costs, and reputational risk from outsourcing various aspects of our business;
•	a loss or reduction in revenues from one or more large clients;
•	loss of key personnel;
•	competition in labor markets limiting our ability to attract, train and retain the personnel necessary to meet our clients’ staffing needs;
•	political unrest, natural disasters, health crises, infrastructure disruptions, and other risks beyond our control;
•	our ability to preserve our reputation in the marketplace;
•	changes in client attitudes toward the use of our services; and
•	limited ability to protect our thought leadership and other intellectual property.

Strategic Risks

•	inability to effectively implement our business strategy or achieve our objectives;
•	failure to keep pace with technological change and marketplace demand in the development and implementation of our services and solutions;
•	failure to implement strategic technology investments;
•	costs or disruptions resulting from acquisitions we complete; and
•	risks related to dispositions we may undertake via sales, franchises, joint ventures or other exit activities.

Financial and Market Risks

•	foreign currency fluctuations;
•	inability to meet our working capital needs;
•	inability to maintain effective internal controls;
•	material adverse effects on our operating flexibility resulting from our debt levels;
•	failure to comply with restrictive covenants under our revolving credit facilities and other debt instruments;
•	inability to obtain credit on terms acceptable to us or at all;
•	the performance of our subsidiaries and their ability to distribute cash to our parent company, ManpowerGroup, may vary;
•	inability to secure guarantees or letters of credit on acceptable terms;
•	changes in tax legislation; and
•	fluctuation of our stock price.

Regulatory and Legal Risks

•	challenges meeting contractual obligations if we or third parties fail to deliver on performance commitments;
•	failure to comply with the legal regulations in places we do business or the regulatory prohibition or restriction of employment services or the imposition of additional licensing or tax requirements;
•	failure to comply with anti-corruption and bribery laws;
•	legal claims, including employment-related claims, from clients or third parties;
•	liability resulting from competition law;
•	provisions under Wisconsin law and our articles of incorporation and bylaws could make the takeover of our Company more difficult;
•	the risk factors disclosed below; and
•	other factors that may be disclosed from time to time in our SEC filings or otherwise.

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

Risks Related to COVID-19 Pandemic

Our business, results of operations and financial condition have been and may continue to be adversely impacted by the coronavirus pandemic, and future adverse impacts could be material and difficult to predict.

The global spread of the coronavirus (“COVID-19”), which was declared a global pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and global macroeconomic disruption. The pandemic and related government actions (including declared states of emergency and quarantine, “shelter in place” or similar lockdown orders), non-governmental agency recommendations, and actions of businesses and individuals, as well as perceptions surrounding public health and safety, have resulted and are expected to continue to result in weakened economic conditions and significant economic uncertainty and volatility. These have significantly adversely affected our business, operations and financial results and we expect this will continue.

We are continuing to monitor and assess the effects of the COVID-19 pandemic. We cannot predict the extent to which it will continue to impact our business, operations and financial results, which may depend on numerous factors. These include the occurrence of new outbreaks; the rate of vaccination administration; how quickly normal economic activity will resume; the effect on our clients and client demand for our services, including closure of client facilities and clients’ ability to pay for our services and solutions; increases or decreases to government restrictions and the pace at which they occur; the economic impact and adequacy of government-sponsored relief programs; and the increased risk of more infections as social interaction increases. As a result, we cannot accurately predict the ultimate effects, which could be material, of the COVID-19 pandemic on our business, operations and financial results.

Any of the effects resulting from COVID-19 could also cause, contribute to or magnify the other risks and uncertainties described below.

Company and Operational Risks

Our results of operations have been and may in the future be materially adversely affected by volatile, negative, or uncertain economic conditions.

Our business is sensitive to changes in global macroeconomic conditions. Even before the onset of the pandemic, we have at times experienced uncertainty and volatility in global economic conditions, including in rates of growth or decline in the markets we serve.  Most of our operating countries and regions, which are increasingly interdependent, have experienced volatile growth patterns or declines, and we expect that global conditions will continue to be characterized by instability and unpredictability.  Such conditions may cause our clients to reduce or to continue to defer their spending on new projects that require our solutions which could decrease demand for our various staffing services. Even if there is a recovery from COVID-related economic declines, there can be no assurances when or how rapidly this would occur and in what regions, and whether growth rates would return to pre-pandemic levels.  If growth remains slow, as a result of the pandemic or otherwise, or if it continues to contract for an extended period of time, this could have a material adverse effect on our business and results of operations.

Our profitability is sensitive to decreases in demand. In 2020, we experienced a decrease in demand and our operating profit was impacted unfavorably as we experienced a deleveraging of our selling and administrative expense base as expenses did not decline as quickly as revenues. In periods of decline, we may not be able to reduce selling and administrative expenses without negatively impacting the long-term potential of our branch network and brands. Additionally, some clients have slowed the rate at which they pay us, or have become unable to pay their obligations and there is risk that this could continue, and our cash flow and profitability may suffer.

Economic conditions in the countries and territories where we do business may be affected by recent or emerging events, such as the rise of populism, political volatility, civil violence and unrest, election results or other changes in ruling parties or governmental leadership, trade disputes, protectionism or changes in global trade policies, the global refugee crisis, social justice movements, global health crises, changes in immigration policy, changes in employment policy, rising interest rates, the impact of terrorist activity, or by other political or economic developments. We are particularly susceptible to changes in demand patterns and economic conditions in Europe, which represents two of our operating segments and 66% of our revenue.

There is a risk that economic conditions in European markets may continue to be negatively impacted by events in recent years which, in addition to COVID-19, have included labor unrest, civil protest, heightened trade tensions, and uncertainty around the impacts of the exit of the United Kingdom from the European Union. Any of these events or trends could have a material adverse effect on our business and operating results.

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

There is a risk we may not be able to respond with sufficient speed and agility to the needs of our diverse clients, which span all industries and whose needs may change rapidly as their businesses and industries evolve. The size and breadth of our organization, comprising approximately 25,000 employees based out of over 2,200 offices in 75 countries and territories, may make it difficult for us to effectively manage our resources to drive service improvements and to provide coordinated solutions to our clients who require our services in multiple locations. For example, client demands for uniform service across borders may be difficult to satisfy because of variation in local laws and customs. We see a trend in more multi-country and enterprise-level relationships, and we may have difficulty in profitably managing and delivering projects involving multiple countries. Also, our size and organizational structure may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If we are not effective at anticipating or meeting the widely ranging needs of our current and prospective clients, or our competitors are more agile or effective at doing so, our business and financial results could be materially adversely affected.

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

We could incur liabilities or suffer reputational damage from a cyberattack or improper disclosure or loss of personal or confidential data, and our use of data is subject to complex and ever-changing privacy and cybersecurity legal requirements that could negatively impact our business or subject us to claims and/or fines for non-compliance.

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment data, about our employees, clients, associates and candidates, a portion of which is personal data and/or confidential data. We expect our use of data to increase, including through the use of analytics, artificial intelligence (AI) and machine learning (ML). In engaging in these data-related activities, we rely on our own technology and systems, and those of third-party vendors we use for a variety of processes, including cloud-based technology and systems, mobile technologies and social media. Unauthorized access to, disclosure, modification, use or loss of personal data and/or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence or malfeasance, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees, vendors or third parties, including a cyberattack by hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy social engineering attacks, viruses, ransomware, worms or other malicious software programs, or obtain credentials to our systems through other unrelated cyberattacks.

An incident involving disclosure, system failure, data modification, loss or security breach could harm our reputation and subject us to significant monetary damages or losses, litigation, negative publicity, regulatory enforcement actions, fines, criminal prosecution, as well as liability under our contracts and laws that protect personal and/or confidential data, resulting in increased costs or loss of revenues. Cybersecurity threats continue to increase in frequency and sophistication, thereby increasing the difficulty of detecting and defending against them. In the past, we have experienced data security breaches resulting from unauthorized access to our systems and other fraudulent activities, such as social engineering, which to date have not had a material impact on our operations or financial results. We regularly engage an independent external security firm to assess our defenses to a potential cyberattack, and these assessments may uncover new or additional vulnerabilities and weaknesses that could lead to a compromise of our systems and/or a loss of personal data. In a recent evaluation, vulnerabilities were identified that could facilitate or contribute to a security incident involving personal data. The assessment firm was able to penetrate defensive protections adopted by us, as well as protections that we obtain from third party providers. We are prioritizing the resolution of security gaps that could lead to a loss of personal data or to other damage. Despite our efforts to identify and address vulnerabilities in our systems, vulnerabilities in software products used by us are disclosed by our software providers on a daily basis, and attackers grow continuously more sophisticated in their attack methods, making it impossible to give assurance that our cybersecurity efforts will be successful.

There is a risk that our and our third-party vendors’ preventative security controls and practices will be inadequate to prevent unauthorized access to, disclosure of, or loss of personal and/or confidential data, or fraudulent activity, especially given that third party attacks have become more common. Any such unauthorized access or fraudulent activity could have a material adverse effect on our business and financial results.

As a result of the COVID-19 pandemic, more of our employees are working from their homes or other remote locations than at any other time in our history. This transition, which occurred quickly beginning in March 2020, makes it more difficult for us to monitor their activities, the security of their work locations, insider threats, and data exfiltration.  This has increased the risk of security incidents, which could include unauthorized access to, disclosure of, or loss of personal and/or confidential data, as well as other types of fraudulent activity. Any such unauthorized access or fraudulent activity could have a material adverse effect on our business and financial results.

The potential risk of security breaches, fraud and cyberattacks may increase as we continue to introduce services and offerings, whether mobile, cloud, or otherwise. Any additional services and offerings inevitably increase the potential for a cyberattack against us. Further, data privacy and cybersecurity are subject to frequently changing laws and regulations, including the European Union’s General Data Protection Regulation (the “GDPR”), the EU Court of Justice’s opinion in the “Schrems II” decision (which invalidated the EU-US Privacy Shield) and the California Privacy Rights Act (the “CPRA”), as well as additional legislation in place, or expected to become effective, in various U.S. states and other countries. These laws and regulations are increasing in number, complexity, burden and potential financial penalties, and are often inconsistent among the various jurisdictions and countries in which we provide services. For example, the GDPR and the CPRA impose significant new compliance obligations that add costs and operational burdens to our business with respect to our collection, use, storage and retention of personal data. Compliance with these obligations could reduce operational efficiency and increase our regulatory compliance costs, and failure to satisfy these requirements may lead to significant regulatory enforcement actions and/or large private litigation in the event of a security breach or other violation. Under the GDPR, the maximum fine can be up to 4% of a company’s global revenue, and there is no maximum penalty under the CPRA. In addition, our liability insurance might not be sufficient in scope or amount to cover us against claims and losses related to violations of data privacy and cybersecurity laws or security breaches, social engineering, cyberattacks and other related data disclosure, loss or breach.

We have outsourced aspects of our business, which could result in disruption, increased costs, and reputational risk.

We have increasingly outsourced important processes of our business to third party vendors, which exposes us to other risks, including increased costs, potential disruptions to our business operations, and reputational risk. For example, we rely on third parties to host, manage and secure certain aspects of our data center information and technology infrastructure, to develop and maintain new technology for attracting, onboarding, managing, and analyzing our workforce, and to provide important back office support. We have increasingly centralized our vendor profile so that we are reliant on a small number of vendors for highly critical corporate and technology functions. While we believe these third-party vendors provide greater efficiency and expertise, our dependence on a small number of vendors increases the risk that our business will be adversely affected if our vendors are unable to provide these services consistent with our needs. Similarly, our business continuity and our margins could be adversely affected if we needed to replace one of our critical vendors for performance or economic reasons.

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

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our presence in each market, and large national and multinational client relationships. These large national and multinational clients, which comprised approximately 60% of our revenues in 2020, will frequently enter into non-exclusive arrangements with several firms, and the client is generally able to terminate their contract with us on short notice without penalty. The deterioration of the financial condition or business prospects of one or more large national and/or multinational clients, or a change in their strategy around the use of our services, could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from them. A loss or reduction in revenues from our large national and multinational clients could have a material adverse effect on our business.

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

With operations in 75 countries and territories around the world, we are subject to numerous risks outside of our control, including risks arising from political unrest and other political events, regional and international hostilities and international responses to these hostilities, strikes and other worker unrest, natural disasters, acts of war, terrorism, international conflict, severe weather conditions, pandemics, including COVID-19, and other global health emergencies, disruptions of infrastructure and utilities, cyberattacks, and other events beyond our control.

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

Strategic Risks

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

From time to time, there may be dispositions we undertake via sales, franchises, joint ventures or other exit activities, and we may face risks related to such transactions.

From time to time we review the effectiveness of our global operations, including our global geographic footprint, and we may elect to exit certain countries or operations after analyzing their performance or their position in our overall global strategy. We have engaged in such dispositions in the past, and we expect that we will continue to dispose of portions of our business that are not meeting our performance or strategic objectives. Among other alternatives, this could take the form of a closure of a business, the contribution of the business to a joint venture, or an exit by means of a sale to, or a franchise arrangement with, a third party. There are risks and costs associated with any exit activities, which could include difficulties in the separation of operations, services or personnel, the diversion of management attention, and the disruption of our business. Any such transactions may require regulatory or governmental approvals, which could impede the transaction. Divestitures may also involve continued financial involvement in, or liability with respect to, the divested businesses. As a result of divestiture transactions, we could incur severance charges for personnel and payments for lease and other commitments, charges from the impairment or write-off of assets, and other financial loss due to the transaction. Furthermore, there is the risk that we might lose customers, in particular multinational clients with operations in the exited countries or operations. Additionally, if we choose to enter into a franchise arrangement for a third party to operate our business in the exited region using our trademarks and other licensed assets, we face potential counterparty and reputational risks arising from the franchisee’s operation of the business. The reputational risks include the risk that marketplace participants, including clients, candidates and the media, may believe that we continue to control the operations of a divested or franchised business that operates utilizing our name or other trademarks.

Financial and Market Risks

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

During 2020, approximately 87% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, $1,123.9 million of our outstanding indebtedness as of December 31, 2020, was denominated in foreign currencies, including $1,094.5 million related to our Euro-denominated notes (€900.0 million). Increases or decreases in the value of the United States dollar against other major currencies, or the imposition of limitations on conversion of foreign currencies into United States dollars, could affect our revenues, operating profit and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Euro, could have a material adverse effect on our reported results and shareholders’ equity, however, such fluctuations generally do not affect our cash flow or result in actual economic gains or losses unless we repatriate funds. Furthermore, the volatility of currencies may make year-over-year comparability of our financial results difficult.

We seek to mitigate our exposure to foreign currency fluctuations by utilizing net investment hedges and, from time to time, foreign currency forward exchange contracts and cross-currency swaps. A portion of our Euro-denominated notes has been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2020, to mitigate our Euro currency translation exposure. The effectiveness of this hedge in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain or uneven demand for our services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none at all, of the material adverse financial effects of unfavorable fluctuations in foreign exchange rates over the time the hedge is in place or effective.

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

As of December 31, 2020, we had $1,123.9 million of total debt. Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

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

In addition, in 2020, during the pandemic, we participated in subsidy programs of various governments.  If we continue to participate in these programs, there is a risk that these programs could impose restrictions on our subsidiaries’ ability to declare dividends or repatriate cash outside of the sponsor country, which could significantly impact liquidity at the parent level if we are not able to comply with the specific country requirements.

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

In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. The changes recommended by the OECD have been or are being adopted by many of the countries in which we do business. In addition, the European Commission has expanded upon the OECD guidelines with anti-tax avoidance directives to be applied by its member states. Among other things, the directives require companies to provide increased country-by-country disclosure of their financial information to tax authorities, which in turn could lead to disagreements by jurisdictions over the proper allocation of profits between them. These possible changes in tax laws, treaties or regulations, or their interpretation or enforcement, could have an adverse impact on our current or future tax positions.

The price of our common stock may fluctuate significantly, which may result in losses for investors.

The market price for our common stock may be subject to significant volatility. For example, during 2020, the price of our common stock as reported on the New York Stock Exchange ranged from a high of $100.99 to a low of $49.57. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

Regulatory and Legal Risks

Our performance on contracts may be materially adversely affected if we or third parties fail to deliver on commitments.

Our contracts are increasingly complex and, in most instances, require that we partner with other parties to provide the workforce solutions required by our clients. Our clients have become more sophisticated in their contractual negotiation process and more detailed in defining their operational requirements. Our ability to deliver these solutions and provide the services required by our clients is dependent on our and our partners’ ability to meet our clients’ delivery requirements and schedules. If we or our partners fail to deliver services on time and in accordance with contractual performance obligations, including as a result of delivery challenges arising from the COVID-19 pandemic, then our ability to successfully complete our contracts may be affected, which may have a material and adverse impact on our client relations, revenues and profitability. Additionally, we may incur liability for the actions or omissions of our partners or vendors and we may face challenges or be unable to enforce these obligations against those partners.

Government regulations may result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements that may reduce our future earnings.

In many jurisdictions in which we operate, such as France, Italy and Germany, the employment services industry is heavily regulated. For example, governmental regulations in Germany restrict the length of contracts and the industries in which our associates may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of our associates. Additionally, in some countries, trade unions have used the political process to target our industry in an effort to increase the regulatory burden and expense associated with offering or utilizing contingent workforce solutions. Moreover, many countries, including the Netherlands and Japan, have established regulations that require equal-pay for equal-work for temporary workers and fixed term employees. These continuously-evolving regulations could have a significant impact to our revenues, costs, and operating margins as we and customers adjust to these new regulations. Furthermore, many countries are also expanding enforcement of immigration laws, and there is a risk that we will incur greater expense in connection with immigration law compliance.

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

For example, in November 2020, new legislation was proposed in Mexico that could ban many types of temporary placements under the country’s labor laws. The proposal could broadly prohibit the provision of our traditional temporary staffing services, only allowing outsourced worker assignments for special, deliverables-based projects outside of the client’s core business activity. If this proposal were enacted into law, it could have a material adverse impact on our business in Mexico.

Other types of future regulation may have a material adverse effect on our business and financial results by making it more difficult or expensive for us to continue to provide employment services, particularly if we cannot pass along increases in costs to our clients.

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

We may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team and costly and could have a negative impact on our business regardless of the merits of the claim. For example, in the past, we have devoted considerable time and expense to resolve several California-based “wage and hour” claims that asserted deficiencies in our payroll practices, and we are frequently sued by plaintiffs in various other employment-related matters, including those seeking class action status in the US. It is likely we will continue to experience similar claims in the future, which may increase in number as a result of remote working assignments during the COVID-19 pandemic.

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

We are subject to antitrust and competition law in the United States, the European Union, and many other regions in which we operate. Some of our business models may carry a heightened risk of regulatory inquiry under relevant competition laws. Although we have put in place safeguards designed to maintain compliance with applicable competition laws, there can be no assurance these protections will be adequate. Competition law authorities have investigated our business practices in the past in France and in other countries, and there continues to be a risk of such inquiries in the future. There is no assurance we would successfully defend against any such regulatory inquiries, and they could consume substantial amounts of our financial and managerial resources, remain outstanding for a significant duration, and result in adverse publicity, even if successfully resolved. An unfavorable outcome could result in liabilities that have a material adverse effect upon our business, financial condition or results of operations.

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

Item 3.	Legal Proceedings

We are involved in litigation of a routine nature and various legal matters, which are being defended and handled in the ordinary course of business.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF MANPOWERGROUP

(as of February 17, 2021)

Name of Officer	Office

Jonas Prising Age 56

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

John T. McGinnis Age 54

Executive Vice President, Chief Financial Officer of ManpowerGroup since February 2016. Global Controller of Morgan Stanley from January 2014 to February 2016. Chief Financial Officer, HSBC North America from July 2012 to January 2014. Chief Financial Officer, HSBC Bank USA from July 2010 to January 2014. An employee of ManpowerGroup since February 2016.

Michelle S. Nettles Age 49

Chief People and Culture Officer since July 2019. Chief People and Diversity Officer of Molson Coors Brewing Company from October 2016 to July 2019. Chief Human Resources Officer of MillerCoors from October 2014 to October 2016. Prior thereto, Ms. Nettles held other positions at MillerCoors since 2009.   An employee of ManpowerGroup since July 2019.

Richard D. Buchband Age 57

Senior Vice President, General Counsel and Secretary of ManpowerGroup since January 2013. Prior to joining ManpowerGroup, a partner and Associate General Counsel for Accenture plc from 2006 to 2011. An employee of ManpowerGroup since January 2013.

OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and Affiliates, in 2020:

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

Shareholders of Record

As of February 17, 2021, the Company's common stock was held by approximately 2,800 record holders.

Dividend Policy

While we currently expect that future semi-annual dividends will continue to be paid, our dividend policy is subject to review and change at the discretion of our Board of Directors and may depend upon, among other factors, earnings, financial condition, and other requirements.

Issuer Purchases of Equity Securities

In August 2019, the Board of Directors authorized the repurchase of an additional 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total amount of shares repurchased during the fourth quarter of 2020. As of December 31, 2020, there were 3.4 million shares remaining authorized for repurchase under the 2019 authorization.

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs
October 1 - 31, 2020	562,273	(1)	$71.32	560,705	5,319,184
November 1 - 30, 2020	1,255,162		77.18	1,255,162	4,064,022
December 1 - 31, 2020	712,500		89.77	712,500	3,351,522
Total	2,529,935		$79.43	2,528,367	3,351,522
(1)	Includes 1,568 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

Performance Graph

Set forth below is a graph for the periods ending December 31, 2015-2020 comparing the cumulative total shareholder return on our common stock with the cumulative total return of companies in the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s Supercomposite Human Resources and Employment Services Index. We are included in the Standard & Poor’s Supercomposite Human Resources and Employment Services Index and we estimate that we constituted approximately 23% of the total market capitalization of the companies included in the index. The graph assumes a $100 investment on December 31, 2015 in our common stock, the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s Supercomposite Human Resources and Employment Services Index and assumes the reinvestment of all dividends.

December 31	2015	2016	2017	2018	2019	2020
ManpowerGroup	$100	$105	$150	$77	$115	$107
S&P 400 Midcap Stock Index	100	119	136	119	148	165
S&P Supercomposite Human Resources and Employment Services Index	100	108	136	112	136	134

Item 6.	Selected Financial Data

The selected five-year financial data presented below should be read in conjunction with the information contained in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the Company’s Consolidated Financial Statements and the Notes thereto contained in Item 8. "Financial Statements and Supplementary Data."

	As of and for the Year Ended December 31
(in millions, except per share data)	2020	2019	2018	2017	2016
Operations Data
Revenues from services	$18,001.0	$20,863.5	$21,991.2	$21,034.3	$19,654.1
Gross profit	2,824.7	3,375.1	3,579.0	3,484.6	3,333.8
Operating profit	187.6	644.9	796.7	789.2	745.5
Net earnings	23.8	465.7	556.7	545.4	443.7
Per Share Data
Net earnings — basic	$0.41	$7.78	$8.62	$8.13	$6.33
Net earnings — diluted	0.41	7.72	8.56	8.04	6.27
Dividends	2.26	2.18	2.02	1.86	1.72
Balance Sheet Data
Total assets	$9,328.2	$9,223.8	$8,519.8	$8,883.6	$7,574.2
Long-term debt	1,103.5	1,012.4	1,025.3	478.1	785.6

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are included on page 39.

Results of Operations - For Years of Operation Ending December 31, 2020 and 2019

The financial discussion that follows focuses on 2020 results compared to 2019. For a discussion of 2019 results compared to 2018, see the company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Our 2020 results were negatively impacted by the COVID-19 crisis, with revenues declining 13.7% compared to 2019. Our businesses experienced significant changes in revenue trends from 2019 reflecting the sudden drop of activity that started in March of 2020. Although the pandemic reduced demand for our services across almost all of our operations, the most significant portion of the year-over-year revenue decline occurred in our European markets during April and the first few weeks of May as governments put states of emergency and related lockdown requirements into place. The impact of the COVID-19 crisis stabilized in many parts of the world and economies slowly reopened as governments in some of our largest countries lifted lock-down requirements starting at the end of the second quarter. We saw some signs of a global recovery starting at the end of the third quarter that continued as a slow and steady recovery through the end of 2020, with our fourth quarter results reflecting a stronger market environment. However, a number of countries started to see increased cases of COVID-19 in the fourth quarter that led to the implementation of new restrictions in an effort to mitigate the spread. Unlike the country-wide lockdowns and restrictions experienced earlier in the year, the restrictions were more targeted and localized. Despite these restrictions, we experienced revenue growth and new opportunities in select markets as the year ended.

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

Compared to the impact from the COVID-19 crisis discussed above, the impact of currency on 2020 results was minimal. During 2020, the United States dollar was slightly weaker, on average, relative to the currencies in all of our markets, except in Other Americas, which therefore had a favorable impact on our reported results and generally may overstate the performance of our underlying business. The changes in the foreign currency exchange rates had a 0.2% favorable impact on revenues from services, a 0.3% favorable impact on operating profit, and an approximately one cent favorable impact on net earnings per share – diluted. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During 2020, we experienced the following quarterly changes to our consolidated revenues compared to 2019: first quarter revenue decrease of 8.4% reflecting the sudden drop of activity during March as our largest markets experienced COVID-19 related work restrictions, 30.4% revenue decrease in the second quarter due to the significant impact from COVID-19 especially in April and May, improvement in the rate of decline to 12.7% in the third quarter reflecting an increase in activity levels since the lifting of lock-down requirements and restrictions, and steady improvement in the fourth quarter with a decrease of 2.7% indicating continued signs of a global recovery. Although the most dramatic revenue declines occurred in the second quarter, as European governments imposed states of emergency and related lockdowns, we continued to experience revenue declines during the third quarter on a year-over-year basis as regional economies remained at reduced activity levels as a result of the COVID-19 crisis. We experienced a gradual improvement in the rates of decline throughout the third quarter of 2020 with monthly year-over-year revenue declines of 18% in July, 14% in August, and 5% in September. There was a slight increase in the rate of revenue decline in October at 9%, with gradual improvement in the remainder of the fourth quarter with a revenue decline of 3% in November and revenue growth of 5% in December.

We experienced a 25.2% decrease in our permanent recruitment business in 2020 compared to 2019 as a result of the COVID-19 crisis. On an overall basis, our Talent Solutions business, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, experienced a decline in 2020 compared to 2019, which was driven by RPO activity. We experienced a sharp reduction in RPO activity as many client programs initiated hiring freezes starting in the second quarter of 2020 due to the COVID-19 crisis, although we did see improvement in the rate of year-over-year revenue decline in the second half of the year. Our MSP business has been resilient during the crisis and experienced growth in 2020 as we assisted more clients to develop customized workforce solutions during the economic downturn. Our counter-cyclical career transition services within our Right Management business experienced an increase in demand in 2020.

In 2020, most of our markets experienced revenue declines due to the COVID-19 crisis. We experienced a revenue decrease in Southern Europe, mainly driven by revenue declines in France and Italy due to the impact from the crisis. We experienced a revenue decrease in Northern Europe due to the declines in all of our key markets as a result of the COVID-19 crisis. Revenues decreased 11.4% in the Americas driven by a decrease in the United States related to the COVID-19 crisis. We experienced a 10.5% revenue decline in APME due to the deconsolidation of ManpowerGroup Greater China Limited (“Deconsolidation”) in 2019 and the COVID-19 crisis, partially offset by an increase in Japan due to an increase in demand for our staffing/interim services.

Our gross profit margin in 2020 compared to 2019 decreased due to the decline in our permanent recruitment business as a result of the COVID-19 crisis and the margin decrease in our Proservia managed services business. The decrease was also due the decline in our staffing/interim margins in the Americas and Southern Europe due primarily to the higher mix of our lower-margin enterprise client business. The overall gross margin decrease was partially offset by the growth in our higher-margin MSP offering and career transition services and increase in the staffing/interim margin in APME primarily due to the improvement in Japan.

We recorded $110.7 million of restructuring costs in 2020, comprised of $29.5 million in the Americas, $24.5 million in Southern Europe, $52.4 million in Northern Europe, $4.1 million in APME, and $0.2 million in corporate expenses, compared to $39.8 million incurred in 2019, comprised of $9.8 million in the Americas, $5.4 million in Southern Europe, $18.7 million in Northern Europe, $4.4 million in APME, and $1.5 million in corporate expenses. Both the 2020 and 2019 restructuring costs were primarily related to our delivery channel and other front-office centralization and back-office optimization activities. The 2019 restructuring costs were also related to adjusting our cost-base for the slower market environment in many of our European operations in 2019. We recorded $72.8 million and $65.6 million in 2020 and 2019, respectively, of goodwill and other impairment charges primarily related to our investment in Germany. In 2020, we also recorded a loss of $5.8 million from the disposition of our Serbia, Slovenia, Bulgaria, and Croatia businesses.

Our operating profit decreased 70.9% in 2020 while our operating profit margin decreased 210 basis points compared to 2019. Excluding the restructuring costs, goodwill impairment and other charges, disposition loss and the $30.4 million gain related to the Deconsolidation in 2019, our operating profit was down 48.7% in organic constant currency with operating profit down 130 basis points compared to 2019. The decrease in operating profit margin reflects the material deleveraging that accompanied the decrease in revenues from the sustained impact of the COVID-19 crisis. We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational and cost structures, while investing appropriately to support the ability of the business to grow in the future and enhance our productivity, technology and digital capabilities.

We took significant actions in late March and early April, which allowed us to reduce selling and administrative expenses in our business. These reductions remained in place during the remainder of 2020, which partially offset the revenue and gross profit declines in 2020. This included leveraging government unemployment related benefits, which allowed us to move unutilized staff and associates quickly onto these programs, with most of the benefits from these actions occurring in the second quarter. There were a few programs still in place, mostly in Germany and the Netherlands, in the second half of 2020 from which we benefitted. This also included the short-term action of cutting discretionary costs and scaling operations back. In addition to these implemented initiatives, we are prepared to take further cost actions to optimize our business structure through this economic downturn with the intention of simultaneously preserving our ability to rebound when market conditions improve. We are focused on managing costs as efficiently as possible in the short-term while continuing to progress transformational actions aligned with our strategic priorities.

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

•

The technology investments we have been making for the last few years as part of our transformational activities have facilitated a rapid response to the COVID-19 crisis. As of December 31, 2020, the majority of our full-time equivalent employees were working remotely while mitigating potential productivity losses. We have also extended our cyber and information security capability to accelerate the ability for some of our associates and consultants to work for our clients at home mitigating potential operational or financial losses. Expectations of when our full-time equivalent employees return to the workplace will depend on a number of factors including the impact such a return would have on the safety, health and well-being of our employees as well as the impact from any government mandates or restrictions.

•

Our business has benefitted from our diversification across geographies, industries, and offerings, that we believe position us well to endure the COVID-19 crisis. We believe this diversification may likewise position us to take advantage of market opportunities that present themselves. For example, during 2020 compared to 2019, we have seen smaller declines within our Experis business compared to the Manpower business, and we are positioned with a large portion of our business focused on providing professional services and Talent Solutions. Additionally, portions of our Talent Solutions business are assisting our clients through this downturn with customized solutions.  Right Management has experienced increased demand for career transition services and has historically been a counter-cyclical business that helps offset the impact of an economic downturn.

Consolidated Results - 2020 compared to 2019

The following table presents selected consolidated financial data for 2020 as compared to 2019.

(in millions, except per share data)	2020	2019	Reported Variance	Variance in Constant Currency	Variance in Organic Constant Currency
Revenues from services	$18,001.0	$20,863.5	(13.7)%	(13.9)%	(13.5)%
Cost of services	15,176.3	17,488.4	(13.2)	(13.4)
Gross profit	2,824.7	3,375.1	(16.3)	(16.5)	(15.9)
Gross profit margin	15.7%	16.2%
Selling and administrative expenses, excluding goodwill impairment charges	2,570.3	2,666.2	(3.6)	(3.8)
Goodwill impairment charges	66.8	64.0	4.2	4.6
Selling and administrative expenses	2,637.1	2,730.2	(3.4)	(3.6)	(2.9)
Selling and administrative expenses as a % of revenues	14.6%	13.1%
Operating profit	187.6	644.9	(70.9)	(71.2)	(71.2)
Operating profit margin	1.0%	3.1%
Net interest expense	30.2	38.4
Other expenses (income), net	9.7	(79.0)
Earnings before income taxes	147.7	685.5	(78.5)	(78.7)
Provision for income taxes	123.9	219.8	(43.7)
Effective income tax rate	83.9%	32.1%
Net earnings	$23.8	$465.7	(94.9)	(94.9)
Net earnings per share - diluted	$0.41	$7.72	(94.7)	(94.8)
Weighted average shares - diluted	58.3	60.3	(3.4)%

The year-over-year decrease in revenues from services of 13.7% (-13.9% in constant currency and -13.5% in organic constant currency) was attributed to:

•

a revenue decrease in Southern Europe of 14.6% (-16.7% in constant currency; -17.5% in organic constant currency). This included a revenue decrease in France of 20.8% (-22.8% in constant currency), which was primarily due to a decrease in our Manpower staffing services and a 23.4% decrease (-24.6% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis. The decrease also includes a decrease in Italy of 9.1% (-11.3% in constant currency), which was primarily due to the decreased demand for our Manpower staffing services and a 28.4% decrease (-29.8% in constant currency) in the permanent recruitment business, both due to the impact of the COVID-19 crisis;

•

decreased demand for services in most of our markets within Northern Europe, where revenues decreased 16.0% (-16.1% in constant currency; -15.9% in organic constant currency), primarily due to reduced demand for our Manpower staffing services and a 30.0% decrease (-30.2% in constant currency) in the permanent recruitment business as a result of the impact of the COVID-19 crisis. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 12.2%, 25.4%, 14.3%, 17.5% and 25.5%, respectively (-12.7%, -26.6%, -12.7%, -19.1%, and -27.0%, respectively, in constant currency);

•

a revenue decrease in the United States of 10.2% (-12.0% on an organic basis) primarily driven by a decline in demand for our Manpower staffing services and a 9.6% (-10.0% on an organic basis) decrease in the permanent recruitment business, both due to the impact of the COVID-19 crisis, partially offset by an increase in our Talent Solutions business, primarily within our MSP offering and career transition services; and

•

a revenue decrease in APME of 10.5% (-10.5% in constant currency; -2.3% in organic constant currency) due to the Deconsolidation and a 27.4% decrease (-27.0% in constant currency; -13.5% in organic constant currency) in the permanent recruitment business as a result of the impact of the COVID-19 crisis, partially offset by an increase in revenues in Japan and an increase in demand for our Talent-Based Outsourcing services within the Manpower business; partially offset by

•	a 0.2% increase due to the impact of changes in currency exchange rates.

The year-over-year 50 basis point decrease in gross profit margin was primarily attributed to:

•	a 30 basis point unfavorable impact due to the decrease in our permanent recruitment business of 25.2% (-25.1% in constant currency and -22.4% in organic constant currency);

•	a 20 basis point unfavorable impact due to the margin decrease in our Proservia business primarily related to the lower utilization of consultants in Germany; and

•

a 20 basis point unfavorable impact from a deterioration in our staffing/interim margin in the Americas and Southern Europe due to the higher mix of our lower-margin enterprise client business and higher rates of sickness and absenteeism in certain countries and increased direct costs associated with early termination of client contracts during the COVID-19 crisis. These unfavorable impacts were partially offset by reduced direct costs in certain countries due to government crisis response programs, a direct cost accrual adjustment in France related to a payroll tax audit recorded in 2020, and our execution of various bill/pay yield initiatives due to the COVID-19 crisis; partially offset by

•	a 20 basis point favorable impact by growth in our higher-margin MSP offering and career transition services.

The 3.4% decrease in selling and administrative expenses in 2020 (-3.6% in constant currency and -2.9% in organic constant currency) was primarily attributed to:

•

a 8.3% decrease (-8.5% in constant currency and -7.7% in organic constant currency) in personnel costs due to a reduction of salary-related costs as a result of lower headcount and a decrease in variable incentive costs due to a decline in profitability in most markets, and the benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs in 2020;

•

a 6.7% decrease (-6.9% in constant currency and -5.6% in organic constant currency) in non-personnel related costs, excluding goodwill and other impairment charges, restructuring costs, loss on disposition of subsidiaries, and gain related to Deconsolidation, due to cost management actions taken across all segments as a result of revenue declines;

•	the reduction in recurring selling and administrative costs of $38.9 million as a result of the Deconsolidation in 2019 and other dispositions of subsidiaries in 2019 and 2020; and

•	a 0.2% increase due to the impact of changes in currency exchange rates; partially offset by

•	restructuring costs of $110.7 million incurred in 2020 compared to $39.8 million incurred in 2019;

•	the $30.4 million gain related to the Deconsolidation in 2019;

•

the additional recurring selling and administrative costs of $18.2 million incurred as a result of the acquisition of Manpower Switzerland in Southern Europe and franchise acquisitions in the United States in August and October 2019;

•	the increase in goodwill and other impairment charges to $72.8 million in 2020 from $65.6 million in 2019; and

•	the $5.8 million loss on the disposition of subsidiaries in 2020.

Selling and administrative expenses as a percent of revenues increased 150 basis points in 2020 compared to 2019. The change in selling and administrative expenses as a percent of revenues consisted of:

•

80 basis point unfavorable impact from expense deleveraging, excluding goodwill and other impairment charges, restructuring costs, and gain related to Deconsolidation, as we were unable to decrease selling and administrative expenses at the same rate as our revenue decline;

•	a 40 basis point unfavorable impact from the increase in restructuring costs in 2020 compared to 2019;

•	a 20 basis point unfavorable impact from the gain related to the Deconsolidation in 2019; and
•	a 10 basis point unfavorable impact from the increase in goodwill and other impairment charges.

Interest and other expenses (income), net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses (income), net was expenses of $39.9 million in 2020 compared to income of $40.6 million in 2019. Net interest expense decreased $8.2 million in 2020 to $30.2 million from $38.4 million in 2019 primarily due to an increase in interest income as a result of higher cash balances. Miscellaneous expense (income), net was an expense $4.8 million in 2020 compared to income of $85.7 million in 2019. The change is primarily due to the $80.4 million gain from the acquisition of Manpower Switzerland in 2019, the pension settlement expenses of $10.2 million recorded in 2020 related to one of our United States plans and the decrease in noncontrolling interest expense as a result of a decrease in earnings in a joint venture in Germany.

We recorded income tax expense at an effective rate of 83.9% in 2020, as compared to an effective rate of 32.1% in 2019. The 2020 rate was unfavorably impacted by the relatively low level and mix of pre-tax earnings, the recognition of discrete valuation allowances in Germany and the Netherlands, the non-deductible goodwill impairment charge in Germany, and the French business tax. The French business tax had a more significant unfavorable impact in 2020 due to French pre-tax earnings decreasing at a greater rate than revenues, which is the primary basis for the tax calculation. The effective tax rate of 83.9% for 2020 was significantly higher than the United States Federal statutory rate of 21% primarily due to the factors noted above. In 2021, we expect our effective tax rate to be approximately 35%. The 2021 rate considers the previously scheduled reduction in the French corporate tax rate to 27.5%, the recently enacted 50% reduction in the French business tax rate, and the extension of the Work Opportunity Tax Credit.

Net earnings per share - diluted was $0.41 in 2020 compared to $7.72 in 2019. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.01 in 2020. Restructuring costs recorded in 2020 and 2019 negatively impacted net earnings per share – diluted by approximately $1.56 and $0.52 per share, net of tax, in 2020 and 2019, respectively. Goodwill and other impairment charges recorded in 2020 and 2019 negatively impacted net earnings per share - diluted by approximately $1.14 and $1.08 per share in 2020 and 2019, respectively. The pension settlement expense recorded in 2020 related to one of our United States plans negatively impacted net earnings per share – diluted by approximately $0.11, net of tax, in 2020. The loss from the disposition of subsidiaries in 2020 negatively impacted net earnings per share – diluted by approximately $0.09, net of tax, in 2020. The gain from the acquisition of Manpower Switzerland recorded in 2019 positively impacted net earnings per share – diluted by approximately $1.32 per share in 2019. The gain from the Deconsolidation recorded in 2019 positively impacted net earnings per share – diluted by $0.50 per share in 2019.

Weighted average shares - diluted decreased 3.4% to 58.3 million in 2020 from 60.3 million in 2019. This decrease was due to the impact of share repurchases completed in 2020 and the full weighting of the repurchases completed in 2019, partially offset by shares issued as a result of exercises and vesting of share-based awards in 2020.

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

Effective January 2020, our segment reporting was realigned due to our Right Management business being combined with each of our respective country business units. Accordingly, our former reportable segment, Right Management, is now reported within each of our respective reportable segments. We began reporting on the new realigned segments in the first quarter of 2020. All previously reported results have been restated to conform to the new presentation.

Americas

In the Americas, revenues from services decreased 11.4% (-7.6% in constant currency, -8.8% in organic constant currency) in 2020 compared to 2019. In the United States, revenues from services decreased 10.2% (-12.0% on an organic basis) in 2020 compared to 2019, primarily driven by decreased demand for our Manpower staffing services and a decrease in our permanent recruitment business of 9.6% (-10.0% on an organic basis), both due to the impacts of the COVID-19 crisis. These decreases in the United States were partially offset by increased demand for our MSP offering and career transition services. In Other Americas, revenues from services decreased 13.2% (-3.7% in constant currency) in 2020 compared to 2019 primarily due to the impacts of the COVID-19 crisis. This decline was driven by decreases in Mexico, Canada, Peru, Colombia and Brazil of 15.3%, 5.6%,16.7%, 32.8% and 17.2%, respectively (-6.3%, -4.7%, -12.8%, -24.7% and increase of 7.8%, respectively, in constant currency). These decreases were partially offset by the increase in Argentina of 5.7% (55.9% in constant currency) primarily due to inflation.

Gross profit margin increased in 2020 compared to 2019 primarily due to gross profit margin increase in the United States from the increase in revenues from our higher-margin career transition services and MSP offering. This increase was partially offset by the decrease in our permanent recruitment business of 13.6% (-12.3% in constant currency) and a decline in the staffing/interim margin due to client mix changes, as a higher percentage of revenues came from our lower margin enterprise clients.

In 2020, selling and administrative expenses increased 0.4% (2.9% in constant currency and 1.9% in organic constant currency), primarily due to the increase in restructuring costs to $29.5 million in 2020 compared to $9.8 million in 2019, the impairment charge of $6.0 million recorded in the United States related to capitalized software in 2020, a bad debt expense and a state sales tax related charge incurred 2020, and the additional recurring selling and administrative costs incurred as a result of the franchise acquisitions in the United States. These increases were partially offset by decreases in salary-related costs, due to lower headcount, and discretionary expenses.

OUP margin in the Americas was 3.1% and 4.8% for 2020 and 2019, respectively. In the United States, OUP margin decreased to 2.6% for 2020 from 4.9% in 2019 primarily due to the increase in restructuring costs, the software impairment charge and expense deleveraging. These decreases were partially offset by the increase in the gross profit margin. Other Americas OUP margin decreased to 3.8% in 2020 from 4.5% in 2019 primarily due to a decline in the gross profit margin and expense deleveraging.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services decreased 14.6% (-16.7% in constant currency) in 2020 compared to 2019. In 2020, revenues from services decreased 20.8% (-22.8% in constant currency) in France and decreased 9.1% (-11.3% in constant currency) in Italy. The decrease in France is due to decreased demand for our Manpower staffing services and a 23.4% (-24.6% in constant currency) decrease in our permanent recruitment business, both due to the impact of the COVID-19 crisis. The decrease in Italy was primarily due to decreased demand for our Manpower staffing services and a 28.4% (-29.8% in constant currency) decrease in our permanent recruitment business, both due to the impact of the COVID-19 crisis. In Other Southern Europe, revenues from services decreased 2.7% (-5.2% in constant currency) during 2020 compared to 2019, due to decreased demand for our Manpower staffing services and a decrease in our permanent recruitment business of 32.5% (-33.1% in constant currency), both due to the impact of the COVID-19 crisis.

Gross profit margin decreased in 2020 compared to 2019 primarily due to the decline of 28.2% (-29.3% in constant currency) in the permanent recruitment business and a decrease in the staffing/interim gross profit margin in France, Italy and certain countries within Other Southern Europe primarily due to the higher mix of our lower-margin enterprise client business, partially offset by a direct cost accrual adjustment in France recorded in 2020.

Selling and administrative expenses decreased 4.4% (-6.4% in constant currency) in 2020 compared to 2019. In 2020, we took significant actions in France and Italy in March and April to reduce our costs to help offset the materially reduced revenues. In both France and Italy, we transitioned full-time equivalent employees onto government temporary unemployment programs and other initiatives and eliminated a significant amount of discretionary spend to manage through the COVID-19 crisis. The decrease in selling and administrative expenses in 2020 was primarily due to the decrease in personnel costs, as a result of a reduction in headcount, a decrease in variable incentive costs due to a decline in profitability in most markets, and the benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs in certain markets that mostly occurred in the second quarter of 2020. The decrease is also due to the reduction of our discretionary expenses. These decreases were offset by the increase in restructuring costs to $24.5 million in 2020 compared to $5.4 million in 2019, the loss on the disposition of subsidiaries and the additional recurring selling and administrative costs from our acquisition of the remaining interest in Manpower Switzerland.

OUP margin in Southern Europe was 3.0% for 2020 compared to 5.0% in 2019. In France, the OUP margin decreased to 3.4% in 2020 compared to 5.2% in 2019. In Italy, the OUP margin decreased to 4.7% in 2020 compared to 6.8% in 2019. The decreases in France and Italy were primarily due to the decline in the gross profit margin and expense deleveraging. Other Southern Europe’s OUP margin decreased to 1.1% in 2020 compared to 3.1% in 2019, due to the decrease in the gross profit margin, the increase in restructuring costs to $24.5 million in 2020 from $3.1 million in 2019, the loss from the disposition of subsidiaries in 2020 and expense deleveraging.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium (comprising 35%, 15%, 21%, 11%, and 8%, respectively, of Northern Europe’s revenues), revenues from services decreased 16.0% (-16.1% in constant currency) in 2020 compared to 2019. We experienced revenue declines in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 12.2%, 25.4%, 14.3%, 17.5% and 25.5% (-12.7%, -26.6%, -12.7%, -19.1% and -27.0%, respectively, in constant currency). The Northern Europe revenue decrease is primarily due to reduced demand for our Manpower staffing services and a 30.0% decrease (-30.2% in constant currency) in the permanent recruitment business, both primarily due to the impact of the COVID-19 crisis.

Gross profit margin decreased in 2020 compared to 2019 due to the decrease in our permanent recruitment business in 2020 compared to 2019, and the decline in the Experis interim margins due to client mix changes, as a higher percentage of revenues consisted of revenues from our lower-margin enterprise clients, and the margin decrease in our Proservia business primarily related to the lower utilization of consultants in Germany.

Selling and administrative expenses decreased 8.2% (-8.8% in constant currency) in 2020 compared to 2019 primarily due to the decrease in personnel costs, as a result of a reduction in headcount, a decrease in variable incentive costs due to decline in profitability in most markets, and the benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs in certain markets, mostly in the second quarter of 2020. The decrease is also due to the decline in office-related expenses driven by a decrease in the number of offices, and a reduction of our discretionary expenses. These decreases were partially offset by increase of restructuring costs to $52.4 million in 2020 from $18.7 million in 2019.

Northern Europe experienced a decrease to an operating unit loss margin of (0.7%) in 2020 from an OUP margin of 1.6% in 2019.  The decrease was primarily due to the decline in the gross profit margins, the increase in restructuring costs, and expense deleveraging.

APME

Revenues from services decreased 10.5% (-10.5% in constant currency and -2.3% in organic constant currency) in 2020 compared to 2019. In Japan (which represents 45% of APME’s revenues), revenues from services increased 8.8% (6.5% in constant currency) due to increased demand for our staffing/interim services, an increase in our Talent Solutions business and the favorable impact of approximately one additional billing day in 2020 compared to 2019. These increases were partially offset by a 5.7% decrease (-7.7% in constant currency) in our permanent recruitment business. In Australia (which represents 16% of APME’s revenues), revenues from services decreased 14.6% (-13.9% in constant currency) due to the decrease in our staffing/interim revenues, as a result of our decision to exit certain low margin businesses to improve profitability and the impact of the COVID-19 crisis, and the 9.4% (-8.2% in constant currency) decline in our permanent recruitment business due to the COVID-19 crisis. These decreases were partially offset by the favorable impact of approximately one additional billing day. The revenue decrease in the remaining markets in APME is due to the Deconsolidation, and the decline in demand for our staffing/interim services and the decrease in our permanent recruitment business, both due to the COVID-19 crisis, partially offset by the increase in demand for our Talent-Based Outsourcing services within our Manpower business.

Gross profit margin decreased in 2020 compared to 2019 due to the decrease in our permanent recruitment business of 27.4% (-27.0% in constant currency and -13.5% in organic constant currency), partially offset by the increase in our staffing/interim margin, mostly in Japan.

Selling and administrative expenses increased 2.2% (1.9% in constant currency and 15.5% in organic constant currency) in 2020 compared to 2019 primarily due to the gain from the Deconsolidation in 2019 and an increase in costs to support the increase in revenues in certain markets. These increases were partially offset by the reduction of recurring selling and administrative costs as a result of the Deconsolidation and the decrease of restructuring costs to $4.1 million in 2020 compared to $4.4 million in 2019.

OUP margin decreased to 2.9% in 2020 from 4.8% in 2019 due to the gain from the Deconsolidation in the third quarter of 2019, a decline in the gross profit margin and expense deleveraging.

Financial Measures

Constant Currency And Organic Constant Currency Reconciliation

Certain constant currency and organic constant currency percent variances are discussed throughout this report. A reconciliation of these Non-GAAP percent variances to the percent variances calculated based on our annual GAAP financial results is provided below. (See Constant Currency and Organic Constant Currency on page 31 for information.)

Amounts represent 2020 Percentages represent 2020 compared to 2019	Reported Amount (in millions)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions and Dispositions (in Constant Currency)	Organic Constant Currency Variance
Revenues from Services
Americas:
United States	$2,327.2	(10.2)%	—%	(10.2)%	1.8%	(12.0)%
Other Americas	1,465.2	(13.2)	(9.5)	(3.7)	—	(3.7)
	3,792.4	(11.4)	(3.8)	(7.6)	1.2	(8.8)
Southern Europe:
France	4,338.1	(20.8)	2.0	(22.8)	—	(22.8)
Italy	1,370.7	(9.1)	2.2	(11.3)	—	(11.3)
Other Southern Europe	2,146.4	(2.7)	2.5	(5.2)	3.4	(8.6)
	7,855.2	(14.6)	2.1	(16.7)	0.8	(17.5)
Northern Europe	3,976.7	(16.0)	0.1	(16.1)	(0.2)	(15.9)
APME	2,376.7	(10.5)	0.0	(10.5)	(8.2)	(2.3)
ManpowerGroup	$18,001.0	(13.7)%	0.2%	(13.9)%	(0.4)%	(13.5)%
Gross Profit - ManpowerGroup	$2,824.7	(16.3)%	0.2%	(16.5)%	(0.6)%	(15.9)%
Operating Unit Profit (Loss)
Americas:
United States	$60.9	(52.4)%	—%	(52.4)%	1.0%	(53.4)%
Other Americas	55.1	(26.9)	(6.9)	(20.0)	—	(20.0)
	116.0	(43.0)	(2.6)	(40.4)	0.5	(40.9)
Southern Europe:
France	149.0	(47.7)	2.1	(49.8)	—	(49.8)
Italy	64.2	(37.4)	1.7	(39.1)	—	(39.1)
Other Southern Europe	23.8	(65.0)	1.8	(66.8)	0.5	(69.3)
	237.0	(48.0)	2.0	(50.0)	0.3	(50.3)
Northern Europe	(27.6)	N/A		N/A		N/A
APME	70.1	(45.0)	0.4	(45.4)	(5.0)	(40.4)
Operating Profit - ManpowerGroup	$395.5	(70.9)%	0.3%	(71.2)%	—%	(71.2)%

Cash Sources and Uses

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of December 31, 2020, we had $1,425.1 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund corporate activities. With the enactment of the Tax Act in December 2017, we have no longer recorded United States federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding and other taxes on unremitted earnings that are not considered permanently invested. As of December 31, 2020, deferred taxes related to non-United States withholding and other taxes were provided on $2,077.6 million of unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2020 and 2019, we have recorded a deferred tax liability of $10.0 million and $8.8 million, respectively, related to these non-United States earnings that may be remitted. We have an additional $439.0 million of unremitted earnings of non-United States subsidiaries for which we have not currently provided deferred taxes as amounts are deemed indefinitely reinvested. We have not estimated the deferred tax liability on these earnings as such estimation is not practicable to determine.

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

Cash provided by operating activities was $936.4 million, $814.4 million and $483.1 million for 2020, 2019 and 2018, respectively. Changes in operating assets and liabilities generated $703.6 million and $313.2 million of cash in 2020 and 2019, respectively, compared to $198.3 million utilized in 2018. The change in 2020 from 2019 was primarily attributable to a decrease in accounts receivable, due to collections and the receivables not being replaced at the same level as a result of a decrease in demand for our services, and the benefit of certain government payment deferral measures introduced as part of the COVID-19 crisis. These improvements in our cash flows were partially offset by the decrease in our payroll-related liabilities due to lower activity. The change in 2019 from 2018 was primarily attributable to the timing of collections and payments, a decrease in CICE receivables resulting from the transition from the CICE program to a new subsidy program in January 2019, and the contingent consideration of $24.1 million paid in 2018 in excess of the original liability recorded at acquisition date for the acquisitions in the Netherlands. The increase was partially offset by lower net proceeds from the sale of our CICE payroll tax credits.

The CICE payroll tax credits are creditable against our current French income tax payable, with any remaining amount being paid after three years. In April 2019, we sold a portion of our CICE earned in 2018 for net proceeds of $103.5 million (€92.0 million) with the remaining amount to be used against future tax payments. In April 2018, we sold substantially all of our CICE earned in 2017 for net proceeds of $234.5 million (€190.9 million). We derecognized these receivables upon the sale as the terms of the agreement are such that the transaction qualifies for sale treatment according to the accounting guidance on the transfer and servicing of assets. The discount on the sale of these receivables was recorded as a reduction of the payroll tax credits earned in the respective years in cost of services.

Accounts receivable decreased to $4,901.7 million as of December 31, 2020 from $5,273.1 million as of December 31, 2019. This decrease is primarily due to successful collection efforts and the revenue decline, partially offset by the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") decreased by approximately three days from December 31, 2019 to approximately 54 days as of December 31, 2020 due to successful collection efforts and favorable mix changes, as a higher percentage of our consolidated revenues were generated in countries with a lower average DSO.

Capital expenditures were $50.7 million, $52.9 million and $64.7 million during 2020, 2019 and 2018, respectively. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs of $14.0 million in 2020, $2.0 million in 2019 and $5.6 million in 2018. The lower expenditures in 2020 compared to 2019 are primarily due to overall scale-back of activities in 2020 due to the COVID-19 crisis, completion of a software development project in 2019, and the timing of capital expenditures, partially offset by additional technology investments. The higher expenditures in 2018 compared to 2019 was primarily due to additional technology investment and the timing of capital expenditures.

On September 30, 2020 we disposed of four businesses (Serbia, Croatia, Slovenia, Bulgaria) in our Southern Europe segment for $5.8 million, subject to normal post close working capital adjustments, and simultaneously entered into franchise agreements with the new ownership of these businesses. In connection with the disposition, we recognized a one-time loss on disposition of $5.8 million, which was included in the selling and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2020. Occasionally, we dispose of parts of our operations to optimize our global strategic and geographic footprint and synergies.

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

The aggregate of the consideration paid and the fair value of previously held equity interest totaled $415.1 million, or $97.6 million net of cash acquired. In connection with the business combination, we recognized a one-time, non-cash gain on the disposition of our previously held equity interest in Manpower Switzerland of $80.4 million, which is included within interest and other expenses (income), net on the Consolidated Statements of Operations. Of the $80.4 million, $32.5 million represented the reclassification of foreign currency translation adjustments related to the previously held equity interest, from accumulated other comprehensive loss. As of December 31, 2019, the carrying value of intangible assets and goodwill resulting from the Manpower Switzerland acquisition was $44.5 million and $34.2 million, respectively.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding Manpower Switzerland and Experis AG, net of cash acquired, for the years ended December 31, 2020, 2019 and 2018 was $2.6 million, $47.7 million and $51.8 million, respectively. The 2020 balance includes consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $1.9 million had been recognized as a liability at the acquisition date. The 2020 and 2019 balances include consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $1.9 million and $13.0 million, respectively, had been recognized as a liability at the acquisition date. The 2018 balance includes initial acquisition payments of $9.1 million and contingent consideration payments of $42.7 million, of which $18.6 million had been recognized as a liability at the acquisition date. As of December 31, 2020, no goodwill and intangible assets were recognized from the 2020 acquisitions. As of December 31, 2019, goodwill and intangible assets resulting from the 2019 acquisitions, excluding Manpower Switzerland, were $14.2 million and $9.0 million, respectively.

On July 10, 2019, our joint venture in Greater China, ManpowerGroup Greater China Limited, became listed on the Main Board of the Stock Exchange of Hong Kong Limited through an initial public offering. Prior to the initial public offering, we owned a 51% controlling interest in the joint venture and consolidated the financial position and results of its operations into our Consolidated Financial Statements as part of our APME segment. As a result of the offering, in which ManpowerGroup Greater China Limited issued new shares representing 25% of the equity of the company, our ownership interest was diluted to 38.25%, and then further diluted to 36.87% as the underwriters exercised their overallotment option in full on August 7, 2019. As a result, we deconsolidated the joint venture as of the listing date and account for our remaining interest under the equity method of accounting and record our share of equity income or loss in interest and other expenses (income), net in the Consolidated Statement of Operations. In connection with the deconsolidation of the joint venture, we recognized a one-time non-cash gain of $30.4 million, which was included in selling and administrative expenses in the Consolidated Statement of Operations in the year ended December 31, 2019. Included in the $30.4 million was foreign currency translation adjustment losses of $6.2 million related to the joint venture from accumulated other comprehensive loss.

Net debt payments were $38.5 million in 2020 compared to cash provided by net debt borrowings of $19.5 million and $178.2 million in 2019 and 2018, respectively. In June 2018, we offered and sold €500.0 million aggregate principal amount of the Company’s 1.750% notes due June 22, 2026, with the net proceeds of €495.7 million predominantly used to repay our €350.0 million notes due June 22, 2018. (See the "Euro Notes" section below for further information.)

The Board of Directors authorized the repurchase of 6.0 million shares of our common stock in August 2019, August 2018 and July 2016. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During 2020, we repurchased a total of 3.4 million shares comprised of 0.8 million shares under the 2018 authorization and 2.6 million shares under the 2019 authorization, at a total cost of $264.7 million. The repurchases in 2020 occurred within the first quarter and fourth quarter of 2020. In 2019, we repurchased a total of 2.4 million shares at a total cost of $203.0 million under the 2018 authorization. In 2018, we repurchased a total of 5.7 million shares, comprised of 2.9 million shares under the 2018 authorization and 2.8 million shares under the 2016 authorization, at a total cost of $500.7 million. As of December 31, 2020, there were 3.4 million shares remaining authorized for repurchase under the 2019 authorization and no shares remaining authorized for repurchase under either the 2018 or 2016 authorizations.

During 2020, 2019 and 2018, the Board of Directors declared total cash dividends of $2.26, $2.18 and $2.02 per share, respectively, resulting in total dividend payments of $129.1 million, $129.3 million and $127.3 million, respectively.

We have aggregate commitments of $2,140.8 million related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments, as follows:

(in millions)	Total	2021	2022–2023	2024–2025	Thereafter
Long-term debt including interest	$1,132.4	$19.9	$524.6	$21.4	$566.5
Short-term borrowings	20.4	20.4	—	—	—
Operating leases	461.3	129.6	169.8	84.6	77.3
Severance and other costs	43.8	39.8	3.6	0.4	—
Transition tax resulting from the Tax Act	113.4	11.9	34.3	67.2	—
Other	369.5	151.0	148.6	28.4	41.5
	$2,140.8	$372.6	$880.9	$202.0	$685.3

Our liability for unrecognized tax benefits, including related interest and penalties, of $56.8 million is excluded from the commitments above as we cannot determine the years in which these positions might ultimately be settled.

We recorded net restructuring costs of $110.7 million and $42.0 million during 2020 and 2019, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. As a result of the adoption of the new accounting guidance on leases as of

January 1, 2019, the office closure costs of $27.3 million during 2020 were recorded as an impairment to the operating lease right-of-use asset and, thus, are not included in the restructuring reserve balance as of December 31, 2020. The costs paid, utilized or transferred out of our restructuring reserve were $71.9 million during 2020.

We have entered into guarantee contracts and stand-by letters of credit that total $890.0 million as of December 31, 2020 ($838.4 million for guarantees and $51.6 million for stand-by letters of credit). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above. The cost of these guarantees and letters of credit was $1.9 million for 2020.

Total capitalization as of December 31, 2020 was $3,577.4 million, comprised of $1,123.9 million in debt and $2,453.5 million in equity. Debt as a percentage of total capitalization was 31% as of December 31, 2020 and 28% as of both December 31, 2019 and 2018.

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

Both the €500.0 million notes and €400.0 million notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. A portion of these notes has been designated as a hedge of our net investment in our foreign subsidiaries with Euro-functional currency as of December 31, 2020. For this portion of the Euro-denominated notes, since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, both net of taxes, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See the Significant Matters Affecting Results of Operations section and Notes 8 and 12 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

Revolving Credit Agreement

On June 18, 2018, we amended and restated our Five-Year Credit Agreement with a syndicate of commercial banks, principally to revise the termination date of the facility from September 16, 2020 to June 18, 2023. The remaining material terms and conditions of the Agreement are substantially similar to the previous agreement. The Credit Agreement allows for borrowing of $600.0 million in various currencies, and up to $150.0 million may be used for the issuance of stand-by letters of credit, with an option to request an increase to the total availability by an additional $200 million and each lender may participate in the requested increase at their discretion. We had no borrowings under this facility as of both December 31, 2020 and 2019. Outstanding letters of credit issued under the Credit Agreement totaled $0.5 million as of both December 31, 2020 and 2019. Additional borrowings of $599.5 million were available to us under the facility as of both December 31, 2020 and 2019.

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

The Credit Agreement contains customary restrictive covenants pertaining to our management and operations, including limitations on the amount of subsidiary debt that we may incur and limitations on our ability to pledge assets, as well as financial covenants requiring, among other things, that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. In the Credit Agreement, Net Debt is defined as total debt less cash in excess of $400 million. The Credit Agreement also contains customary events of default, including, among others, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy or involuntary proceedings, certain monetary and non-monetary judgments, change of control and customary ERISA defaults.

As defined in the Credit Agreement, we had a net Debt-to-EBITDA ratio of (0.12) to 1 (compared to the maximum allowable ratio of 3.5 to 1) and a Fixed Charge Coverage ratio of 3.04 to 1 (compared to the minimum required ratio of 1.5 to 1) as of December 31, 2020.

Other

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2020, such uncommitted credit lines totaled $340.3 million, of which $310.9 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $270.6 million could have been made under these lines as of December 31, 2020.

Our long-term debt has a rating of Baa1 from Moody's Investor Services and BBB from Standard and Poor's, both with a stable outlook. Both of the credit ratings are investment grade. Rating agencies use proprietary methodology in determining their ratings and outlook which includes, among other things, financial ratios based upon debt levels and earnings performance.

COVID-19

We have assessed what impact the COVID-19 crisis has had or may have on our liquidity position as of December 31, 2020 and for the near future. As of December 31, 2020, our cash and cash equivalents balance was $1,567.1 million. We also have access to the previously mentioned revolving credit facility that could immediately provide us with up to $600 million of additional cash, which remains unused as of December 31, 2020, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $200 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines of up to $300 million ($600 million in the third quarter) to meet the working capital needs of our subsidiaries, of which $270.6 million was available to use as of December 31, 2020. Our €500.0 million notes and €400.0 million notes that total $1,094.5 million as of December 31, 2020 mature in 2022 and 2026, thus, there are no payments due in the very near term except for annual interest payments. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future should the COVID-19 crisis cause any additional cash flow needs.

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

Defined Benefit Pension Plans

We sponsor several qualified and nonqualified pension plans covering permanent employees. The most significant plans are located in Switzerland, the United Kingdom, the Netherlands, Germany and France. Annual expense relating to these plans was $34.1 million, $17.2 million and $13.9 million in 2020, 2019 and 2018, respectively, and is estimated to be approximately $22.0 million in 2021. The increase in 2020 pension expense is primarily due to the settlement of a U.S. pension plan in the first quarter of 2020.

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

In determining the estimated 2021 pension expense for non-United States plans, we used a weighted-average discount rate of 0.6% compared to 1.1% for 2020, reflecting the current interest rate environment. We have selected a weighted-average expected return on plan assets of 1.5% for the non-United States plans in determining the 2021 estimated pension expense compared to 2.2% used for the calculation of the 2020 pension expense. Absent any other changes, a 25 basis point increase and decrease in the weighted-average discount rate would impact our 2021 consolidated pension expense by a decrease of $0.9 million and an increase of $3.3 million, respectively. Absent any other changes, a 25 basis point increase or decrease in the weighted-average expected return on plan assets would correspondingly decrease or increase our 2021 consolidated pension expense by $1.7 million. Changes to these assumptions have historically not been significant in any jurisdiction for any reporting period, and no significant adjustments to the amounts recorded have been required in the past or are expected in the future. (See Note 9 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

Income Taxes

We account for income taxes in accordance with the accounting guidance on income taxes. The accounting guidance related to uncertain tax positions requires an evaluation process for all tax positions taken that involves a review of probability for sustaining a tax position. If the probability for sustaining a tax position is more likely than not, which is a 50% threshold, then the tax position is warranted and the largest amount, based on cumulative probability, that is greater than 50% likely of being realized upon settlement is recognized. An uncertain tax position, one which does not exceed the 50% threshold, will not be recognized in the financial statements.

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

For the second quarter of 2020, in connection with the preparation of our quarterly financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit was below its carrying amount. We identified several factors related to our Germany reporting unit that led us to conclude that it was more likely than not that the fair value of the reporting unit was below its carrying amount. These factors included sustained operating losses resulting from the ongoing decline and increased uncertainty in the outlook of the manufacturing sector, particularly the automotive sector in Germany, coupled with the significant implications of the COVID-19 crisis.

As we determined that it was more likely than not that the fair value of the Germany reporting unit was below its carrying amount, we performed an interim impairment test on this reporting unit as of June 30, 2020. As a result of our interim test, we recognized a non-cash impairment loss of $66.8 million, which resulted in full impairment of the remaining goodwill in the Germany reporting unit. The Germany reporting unit is included in the Northern Europe segment. The goodwill impairment charge resulted from reductions in the estimated fair value for our Germany reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to the expectations of the 2019 annual goodwill impairment test and our quarterly assessments in the intervening periods due to the factors discussed above.

We performed our annual impairment test of our goodwill during the third quarter of 2020 and determined that there was no impairment.

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

The fair value of each reporting unit was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the United Kingdom and Netherlands reporting units. The United Kingdom reporting unit had a fair value exceeding carrying value of approximately 12%. Key assumptions included in the United Kingdom (Northern Europe Segment) discounted cash flow valuation performed during the third quarter of 2020 were a discount rate of 11.5%, a terminal value revenue growth rate of 1.0%, and a terminal value OUP margin of 3.1%. The Netherlands reporting unit fair value exceeded its carrying value by less than 10%, approximating 3.3%. The Netherlands is part of the Northern Europe Segment. Key assumptions included in the Netherlands discounted cash flow valuation performed during the third quarter of 2020 included a discount rate of 10.9%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.5%. Should the operations of the United Kingdom and Netherlands businesses incur further decreases in the operating results, including declines in profitability and cash flow due to continued deterioration in macroeconomic, industry and market conditions, including uncertainty of the financial impacts from COVID-19, some or all of the recorded goodwill for the Netherlands or United Kingdom reporting units, which were $119.3 million and $100.2 million, respectively, as of December 31, 2020 could be subject to impairment.

While our other reporting units fair values exceeded 20% or more of their respective carrying values, given the uncertainty of the financial impacts from the COVID-19 pandemic, there could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

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

Approximately 87% of our revenues and profits are generated outside of the United States, with 46% generated from our European operations with a Euro-functional currency. As a result, fluctuations in the value of foreign currencies against the United States dollar, particularly the Euro, may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates each month. Consequently, as the value of the United States dollar changes relative to the currencies of our major markets, our reported results vary.

The United States dollar strengthened in the first half of 2020 and weakened in the second half of 2020 against many of the currencies of our major markets during 2020, whereas it generally strengthened in 2019. Revenues from services in constant currency were 0.2% lower and 4.2% higher than reported revenues in 2020 and 2019, respectively. A change in the strength of the United States dollar by an additional 10% would have impacted our revenues from services by approximately 8.7% from the amounts reported in both 2020 and 2019.

Fluctuations in currency exchange rates also impact the United States dollar amount of our shareholders’ equity. The assets and liabilities of our non-United States subsidiaries are translated into United States dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. The United States dollar weakened relative to many foreign currencies as of December 31, 2020 compared to December 31, 2019, particularly in Euro- and GBP-functional currencies. Consequently, shareholders’ equity increased by $82.3 million as a result of the foreign currency translation as of December 31, 2020. If the United States dollar had weakened an additional 10% as of December 31, 2020, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $124.0 million from the amounts reported.

As of December 31, 2019, the United States dollar strengthened relative to many foreign currencies compared to December 31, 2018. Consequently, shareholders’ equity decreased by $22.5 million as a result of the foreign currency translation as of December 31, 2019. If the United States dollar had strengthened an additional 10% as of December 31, 2019, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $186.2 million from the amounts reported.

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

As of December 31, 2020, we had outstanding $1,094.5 million in principal amount of Euro-denominated notes (€900.0 million). These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2020. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, both net of tax, the related translation gains or losses are included as a component of accumulated other comprehensive loss. Shareholders’ equity decreased by $69.9 million, net of tax, due to changes in accumulated other comprehensive loss during 2020, due to the currency impact on these designated borrowings.

The hypothetical impact of the stated change in rates on 2020 total other comprehensive income (loss) for the Euro Notes is as follows:

2020 (in millions) Market Sensitive Instrument	10% Depreciation in Exchange Rates	10% Appreciation in Exchange Rates
Euro Notes:
€500.0, 1.81% Notes due June 2026	$61.1	$(61.1)
€400.0, 1.91% Notes due September 2022	48.9	(48.9)
Forward contracts:
£0.6 to $0.8	$(0.1)	$0.1
€(130.3) to $(159.0)	16.0	(16.0)
¥182.4 to $1.8	(0.2)	0.2

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. We have historically managed interest rates through the use of a combination of fixed- and variable-rate borrowings. As of December 31, 2020, we had the following fixed- and variable-rate borrowings:

(in millions)	Amount	Weighted- Average Interest Rate(1)
Variable-rate borrowings	$20.4	7.9%
Fixed-rate borrowings	1,103.5	1.9%
Total debt	$1,123.9

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

To the shareholders and the Board of Directors of ManpowerGroup Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ManpowerGroup Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ManpowerGroup Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ManpowerGroup Inc. and subsidiaries (the "Company") as of December 31, 2020 and December 31, 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill - United Kingdom, United States, and Netherlands Reporting Units – Refer to Notes 1 and 7 to the financial statements

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

Given that forecasted revenues and operating unit profit margins for the Netherlands, United Kingdom, and United States reporting units are highly sensitive to changes in demand and efficiency of operations, and considering the low excess fair value of these reporting units, auditing these estimates and assumptions including the selected discount rates involved especially subjective judgment. As a result, we identified the Company’s evaluation of goodwill impairment for the Netherlands, United Kingdom, and United States reporting units as a critical audit matter due to the high degree of auditor judgment and the increased extent of effort that was required when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues and operating unit profit margins, and the selection of discount rates for the Netherlands, United Kingdom, and United States reporting units included the following, among others:

•	We tested the effectiveness of controls over goodwill, including controls over the forecasts related to revenue and operating unit profit margin and selection of discount rates.
•	We evaluated management’s ability to accurately forecast revenue and operating unit margins by performing a retrospective comparison of prior forecasts to actual results.
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

February 19, 2021

We have served as the Company's auditor since 2005.

CONSOLIDATED STATEMENTS OF OPERATIONS

in millions, except per share data

Year Ended December 31	2020	2019	2018
Revenues from services	$18,001.0	$20,863.5	$21,991.2
Cost of services	15,176.3	17,488.4	18,412.2
Gross profit	2,824.7	3,375.1	3,579.0
Selling and administrative expenses, excluding goodwill impairment charges	2,570.3	2,666.2	2,782.3
Goodwill impairment charges	66.8	64.0	—
Selling and administrative expenses	2,637.1	2,730.2	2,782.3
Operating profit	187.6	644.9	796.7
Interest and other expenses (income), net	39.9	(40.6)	42.0
Earnings before income taxes	147.7	685.5	754.7
Provision for income taxes	123.9	219.8	198.0
Net earnings	$23.8	$465.7	$556.7
Net earnings per share - basic	$0.41	$7.78	$8.62
Net earnings per share - diluted	$0.41	$7.72	$8.56
Weighted average shares - basic	58.0	59.9	64.6
Weighted average shares - diluted	58.3	60.3	65.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

in millions

Year Ended December 31	2020	2019	2018
Net earnings	$23.8	$465.7	$556.7
Other comprehensive income (loss):
Foreign currency translation	188.4	(11.0)	(135.5)
Translation adjustments on derivative instruments, net of income taxes of $(25.8), $3.8 and $10.2, respectively	(94.3)	17.8	35.2
Reclassification of currency translation adjustment to income related to disposition of Manpower Switzerland partially held equity interest (see Note 4)	—	(32.5)	—
Reclassification of currency translation adjustment to income related to disposition of ManpowerGroup Greater China Limited partially held equity interest (see Note 4)	—	6.2	—
Translation adjustments on long-term intercompany loans	(11.8)	15.7	(8.4)
Defined benefit pension plans and retiree health care plan, net of income taxes of $(11.6), $(8.1) and $4.6, respectively	(47.9)	(37.4)	12.4
Pension settlements, net of taxes of $4.5	9.3	—	—
Total other comprehensive income (loss)	$43.7	$(41.2)	$(96.3)
Comprehensive income	$67.5	$424.5	$460.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

in millions, except share and per share data

December 31	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$1,567.1	$1,025.8
Accounts receivable, less allowance for doubtful accounts of $128.1 and $113.5, respectively	4,912.4	5,273.1
Prepaid expenses and other assets	186.9	185.6
Total current assets	6,666.4	6,484.5
Other Assets
Goodwill	1,225.8	1,260.1
Intangible assets, less accumulated amortization of $425.4 and $389.4, respectively	248.6	268.6
Operating lease right-of-use asset	400.7	448.5
Other assets	651.6	618.8
Total other assets	2,526.7	2,596.0
Property and Equipment
Land, buildings, leasehold improvements and equipment	614.7	605.5
Less: accumulated depreciation and amortization	479.6	462.2
Net property and equipment	135.1	143.3
Total assets	$9,328.2	$9,223.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,527.4	$2,474.9
Employee compensation payable	231.8	206.4
Accrued liabilities	602.1	545.4
Accrued payroll taxes and insurance	752.0	649.7
Value added taxes payable	551.1	504.0
Short-term borrowings and current maturities of long-term debt	20.4	61.0
Total current liabilities	4,684.8	4,441.4
Other liabilities
Long-term debt	1,103.5	1,012.4
Long-term operating lease liability	305.1	336.7
Other long-term liabilities	781.2	671.8
Total other liabilities	2,189.8	2,020.9
Shareholders’ Equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 117,555,991 and 117,190,883 shares, respectively	1.2	1.2
Capital in excess of par value	3,402.5	3,370.6
Retained earnings	3,388.8	3,494.1
Accumulated other comprehensive loss	(397.3)	(441.0)
Treasury stock at cost, 61,990,021 and 58,517,128 shares, respectively	(3,954.2)	(3,681.9)
Total ManpowerGroup shareholders' equity	2,441.0	2,743.0
Noncontrolling interests	12.6	18.5
Total shareholders’ equity	2,453.6	2,761.5
Total liabilities and shareholders’ equity	$9,328.2	$9,223.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

in millions

Year Ended December 31	2020	2019	2018
Cash Flows from Operating Activities
Net earnings	$23.8	$465.7	$556.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	76.3	77.2	85.8
Non-cash gain on disposition of previously held equity interest	—	(80.4)	—
Non-cash gain on disposition of previously held controlling interest	—	(30.4)	—
Non-cash goodwill and other impairment charges	71.3	64.0	—
Non-cash operating lease right-of-use assets impairment	27.3	—	—
Deferred income taxes	(10.4)	(43.0)	(11.9)
Provision for doubtful accounts	20.3	21.8	23.0
Share-based compensation	24.2	26.3	27.8
Change in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	586.9	(80.2)	(146.4)
Other assets	29.9	122.3	58.7
Other liabilities	86.8	271.1	(110.6)
Cash provided by operating activities	936.4	814.4	483.1
Cash Flows from Investing Activities
Capital expenditures	(50.7)	(52.9)	(64.7)
Acquisitions of businesses, net of cash acquired	(0.7)	77.8	(9.1)
Impact to cash resulting from deconsolidation of subsidiaries	—	(57.9)	—
Proceeds from the sale of subsidiaries, investments, property and equipment	9.0	16.8	18.9
Cash used in investing activities	(42.4)	(16.2)	(54.9)
Cash Flows from Financing Activities
Net change in short-term borrowings	(40.8)	11.2	3.5
Proceeds from long-term debt	2.7	9.6	583.3
Repayments of long-term debt	(0.4)	(1.3)	(408.6)
Payments for debt issuance costs	—	—	(2.5)
Payments of contingent consideration for acquisitions	(1.9)	(22.8)	(18.6)
Proceeds from share-based awards and sale of subsidiaries	7.4	7.5	5.2
Payments to noncontrolling interests	(0.8)	(2.1)	(1.9)
Other share-based award transactions	(7.6)	(7.2)	(17.3)
Repurchases of common stock	(264.7)	(203.0)	(500.7)
Dividends paid	(129.1)	(129.3)	(127.3)
Cash used in financing activities	(435.2)	(337.4)	(484.9)
Effect of exchange rate changes on cash	82.5	(26.9)	(40.4)
Change in cash and cash equivalents	541.3	433.9	(97.1)
Cash and cash equivalents, beginning of year	1,025.8	591.9	689.0
Cash and cash equivalents, end of year	$1,567.1	$1,025.8	$591.9
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$40.8	$42.4	$49.9
Income taxes, net	$149.8	$179.2	$184.6
Operating lease liabilities	$142.0	$150.1	$—
Non-cash operating activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$63.6	$129.3	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

in millions, except share and per share data

	ManpowerGroup Shareholders
	Common Stock		Capital in		Accumulated Other		Non-
	Shares Issued	Par Value	Excess of Par Value	Retained Earnings	Comprehensive (Loss) Income	Treasury Stock	controlling Interests	Total
Balance, January 1, 2018	116,303,729	$1.2	$3,302.6	$2,713.0	$(288.2)	$(2,953.7)	$82.7	$2,857.6
Unrealized gain reclassified due to new accounting guidance on investments				$15.3	$(15.3)			$—
Net earnings				556.7				556.7
Other comprehensive income					(96.3)			(96.3)
Issuances under equity plans	492,170		5.2			(17.3)		(12.1)
Share-based compensation expense			27.8					27.8
Dividends ($2.02 per share)				(127.3)				(127.3)
Repurchases of common stock						(500.7)		(500.7)
Noncontrolling interest transactions			1.9				(9.1)	(7.2)
Balance, December 31, 2018	116,795,899	1.2	3,337.5	3,157.7	(399.8)	(3,471.7)	73.6	2,698.5
Net earnings				465.7				465.7
Other comprehensive loss					(41.2)			(41.2)
Issuances under equity plans	394,984		7.0			(7.2)		(0.2)
Share-based compensation expense			26.3					26.3
Dividends ($2.18 per share)				(129.3)				(129.3)
Repurchases of common stock						(203.0)		(203.0)
Noncontrolling interest transactions			(0.2)				(55.1)	(55.3)
Balance, December 31, 2019	117,190,883	1.2	3,370.6	3,494.1	(441.0)	(3,681.9)	18.5	2,761.5
Net earnings				23.8				23.8
Other comprehensive gain					43.7			43.7
Issuances under equity plans	365,108		7.7			(7.6)		0.1
Share-based compensation expense			24.2					24.2
Dividends ($2.26 per share)				(129.1)				(129.1)
Repurchases of common stock						(264.7)		(264.7)
Noncontrolling interest transactions							(5.9)	(5.9)
Balance, December 31, 2020	117,555,991	$1.2	$3,402.5	$3,388.8	$(397.3)	$(3,954.2)	$12.6	$2,453.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in millions, except share and per share data

(1) Summary of Significant Accounting Policies

Nature of Operations

ManpowerGroup Inc. is a world leader in the innovative workforce solutions and services industry. Our global network of over 2,200 offices in 75 countries and territories allows us to meet the needs of our global, multinational and local clients across all major industry segments. Our largest operations, based on revenues, are located in France, the United States, the United Kingdom and Italy. We specialize in permanent, temporary and contract recruitment and assessment; training and development; outsourcing; career management and workforce consulting services. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole.

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

COVID-19

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and global macroeconomic disruption. Our business, operations and consolidated financial statements for 2020 were significantly negatively impacted by the COVID-19 crisis. By the end of March, significant lockdown measures had been implemented in our main markets in Europe and North America, as well as in certain other countries. At the beginning of the third quarter, the impact of the COVID-19 crisis stabilized in many parts of the world, and economies slowly reopened. However, in late 2020, a number of countries started to see increased cases of COVID-19 that led to the implementation of new restrictions in an effort to mitigate the spread. Unlike the lockdowns and restrictions experienced earlier in the year, the same country-wide lockdowns did not occur, but more targeted and localized restrictions. Continued uncertainty remains as to the future impact of the pandemic on global and local economies.

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

Basis of Consolidation

The Consolidated Financial Statements include our operating results and the operating results of all of our majority-owned subsidiaries and entities in which we have a controlling financial interest. We have a controlling financial interest if we own a majority of the outstanding voting common stock and the noncontrolling shareholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary. We account for equity investments in companies over which we have the ability to exercise significant influence, but not control, using the equity method of accounting. We recognize our ownership share of earnings of these equity method investments, amortization of basis differences, and related gains or losses in the Consolidated Financial Statements. These investments, as well as certain other relationships, are also evaluated for consolidation under the accounting guidance on consolidation of variable interest entities. These investments were $106.6 and $97.8 as of December 31, 2020 and 2019, respectively, and are included in other assets in the Consolidated Balance Sheets. Included in shareholders’ equity as of December 31, 2020 and 2019 are $8.0 and $3.4, respectively, of unremitted earnings from investments accounted for using the equity method. The remaining amounts as of December 31, 2020 relate to accounting for our remaining interest in ManpowerGroup Greater China under the equity method subsequent to deconsolidation (see Note 4 for further information). All significant intercompany accounts and transactions have been eliminated in consolidation.

As described further in Note 14, effective in the first quarter of 2020 our segment reporting was realigned due to our Right Management business being combined with each of our respective country business units. Accordingly, our former reportable segment, Right Management, is now reported within each of our respective reportable segments. All previously reported results have been restated to conform to the current year presentation.

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

As allowed under the new guidance, we do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to December 31, 2020 related to remaining performance obligations, which are not material.

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

Our deferred revenue was $34.9 at December 31, 2020 and $44.5 at December 31, 2019. We recognized the entire amount of the deferred revenue balance as of December 31, 2019 as revenue during the year ended December 31, 2020. We expect to recognize the entire amount of deferred revenue balance as of December 31, 2020 as revenue during the year ended December 31, 2021.

Allowance for Doubtful Accounts

We have an allowance for doubtful accounts recorded as an estimate of the accounts receivable balance that may not be collected. This allowance is calculated on an entity-by-entity basis with consideration for historical write-off experience, the current aging of receivables, market conditions and a specific review for potential bad debts. Items that affect this balance mainly include bad debt expense and the write-off of accounts receivable balances.

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2020	$113.5	$20.3	$(17.8)	$8.1	$4.0	$128.1
2019	115.7	21.8	(19.1)	(5.0)	0.1	113.5
2018	110.8	23.0	(12.0)	(6.3)	0.2	115.7

Bad debt expense is recorded as selling and administrative expenses in our Consolidated Statements of Operations and was $20.3, $21.8 and $23.0 in 2020, 2019 and, 2018 respectively. Factors that would cause this provision to increase primarily relate to increased bankruptcies by our clients and other difficulties collecting amounts billed. On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision. Write-offs were $17.8, $19.1 and $12.0 for 2020, 2019 and 2018, respectively.

Advertising Costs

We expense production costs of advertising as they are incurred. Advertising expenses were $22.2, $25.7 and $27.9 in 2020, 2019 and 2018, respectively.

Restructuring Costs

We recorded net restructuring costs of $110.7, $42.0 and $39.3 in 2020, 2019 and 2018, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. As a result of the adoption of the new accounting guidance on leases as of

January 1, 2019, the office closure costs of $27.3 during 2020 were recorded as an impairment to the operating lease right-of-use asset and, thus, are not included in the restructuring reserve balance as of December 31, 2020. The costs paid, utilized or transferred out of our restructuring reserve were $71.9 and $50.2 in 2020 and 2019, respectively. We expect a majority of the remaining $46.1 reserve will be paid by the end of 2021.

As described further in Note 14, effective in the first quarter of 2020 our segment reporting was realigned due to our Right Management business being combined with each of our respective country business units. Accordingly, our former reportable segment, Right Management, is now reported within each of our respective reportable segments. All previously reported results have been restated to conform to the current year presentation.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2018	$0.5	$1.9	$13.1	$—	$—	$15.5
Severance costs	3.8	5.2	17.6	3.5	2.3	32.4
Office closure costs	5.8	0.1	2.0	0.9	0.8	9.6
Costs paid or utilized	(9.7)	(6.5)	(26.5)	(4.4)	(3.1)	(50.2)
Balance, December 31, 2019	$0.4	$0.7	$6.2	$—	$—	$7.3
Severance costs	5.5	16.2	49.8	2.5	0.2	74.2
Office closure costs	19.6	5.1	2.1	0.5	—	27.3
Other costs	4.4	3.2	0.5	1.1	—	9.2
Costs paid, utilized or transferred out	(28.0)	(21.7)	(17.9)	(4.1)	(0.2)	(71.9)
Balance, December 31, 2020	$1.9	$3.5	$40.7	$—	$—	$46.1

(1) Balance related to United States was $0.3 as of December 31, 2018. In 2019, United States incurred $1.3 for severance costs and $5.4 for office closure costs and paid/utilized $6.7, leaving a $0.3 liability as of December 31, 2019. In 2020, United States incurred $3.8 for severance costs, $17.8 for office closure costs and $4.2 for other costs and paid/utilized $24.7, leaving a $1.4 liability as of December 31, 2020.

(2) Balance related to France was $1.1 as of December 31, 2018. In 2019, France paid/utilized $1.1, leaving no liability as of December 31, 2019. In 2020, France incurred $2.6 for office closure costs and $1.2 for other costs and paid/utilized $3.2, leaving a $0.6 liability as of December 31, 2020. Balance related to Italy was $0.5 as of December 31, 2018. In 2019, Italy incurred $2.3 for severance costs and paid/utilized $2.5, leaving a $0.3 liability as of December 31, 2019. In 2020, Italy incurred $1.9 for severance costs, $0.5 for office closure costs and $1.0 for other costs and paid/utilized $2.3, leaving a $1.4 liability as of December 31, 2020.

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

Fair Value Measurements

The assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using				Fair Value Measurements Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$119.4	$119.4	$—	$—	$107.3	$107.3	$—	$—
Cross-currency swaps	12.1	—	12.1	—	9.7	—	9.7	—
Foreign currency forward contracts	1.0	—	1.0	—	—	—	—	—
	$132.5	$119.4	$13.1	$—	$117.0	$107.3	$9.7	$—
Liabilities
Cross-currency swaps	$30.5	$—	$30.5	$—	$6.0	$—	$6.0	$—
	$30.5	$—	$30.5	$—	$6.0	$—	$6.0	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the cross-currency swaps and foreign currency forward contracts are measured at the value based on a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as current and forward interest rates and current and forward foreign exchange rates

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our variable-rate long-term debt approximates fair value. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,094.5 and $1,062.5 as of December 31, 2020 and 2019, respectively, compared to a carrying value of $1,159.1 and $1,002.9, respectively.

Goodwill and Other Intangible Assets

We had goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	December 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,225.8	$—	$1,225.8	$1,260.1	$—	$1,260.1
Intangible assets:
Finite-lived:
Customer relationships	$473.0	$403.8	$69.2	$460.5	$375.7	$84.8
Other	21.9	21.6	0.3	20.9	13.7	7.2
	494.9	425.4	69.5	481.4	389.4	92.0
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	127.1	—	127.1	124.6	—	124.6
	179.1	—	179.1	176.6	—	176.6
Total intangible assets	$674.0	$425.4	$248.6	$658.0	$389.4	$268.6

(1) Balances were net of accumulated impairment loss of $644.2 and $577.4 as of December 31, 2020 and 2019, respectively.

(2) Balances were net of accumulated impairment loss of $139.5 as of both December 31, 2020 and 2019.

The consolidated amortization expense related to intangibles was $27.2, $29.8 and $35.1 in 2020, 2019 and 2018, respectively. Amortization expense expected in each of the next five years related to acquisitions completed as of December 31, 2020 is as follows: 2021 - $16.8, 2022 - $13.4, 2023 - $10.7, 2024 - $8.4 and 2025 - $6.3. The weighted-average useful lives of the customer relationships and other are approximately 12 and 3 years, respectively. The tradenames have been assigned an indefinite life based on our expectation of renewing the tradenames, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future. Indefinite-lived reacquired franchise rights resulted from our franchise acquisitions in the United States, Switzerland and Canada. These rights entitled the franchisees with unilateral control to operate perpetually in particular territories, and have therefore been assigned an indefinite life. (See Note 4 to the Consolidated Financial Statements for further information on our acquisition of the remaining controlling interest in Manpower Switzerland.)

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived intangible assets at our unit of account level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value. We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2020, 2019 and 2018, and determined that there was no impairment of our goodwill or indefinite-lived intangible as a result of our annual tests.

The fair value of each reporting unit was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the United Kingdom and Netherlands reporting units. The United Kingdom reporting unit had a fair value exceeding carrying value of approximately 12%. Key assumptions included in the United Kingdom (Northern Europe Segment) discounted cash flow valuation performed during the third quarter of 2020 were a discount rate of 11.5%, a terminal value revenue growth rate of 1.0%, and a terminal value OUP margin of 3.1%. The Netherlands reporting unit fair value exceeded its carrying value by less than 10%, approximating 3.3%. The Netherlands is part of the Northern Europe Segment. Key assumptions included in the Netherlands discounted cash flow valuation performed during the third quarter of 2020 included a discount rate of 10.9%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.5%. Should the operations of the United Kingdom and Netherlands businesses incur further decreases in the operating results, including declines in profitability and cash flow due to continued deterioration in macroeconomic, industry and market conditions, including uncertainty of the financial impacts from COVID-19, some or all of the recorded goodwill for the Netherlands or United Kingdom reporting units, which were $119.3 and $100.2, respectively, as of December 31, 2020 could be subject to impairment.

We determine the fair value of the reporting unit by utilizing an income approach derived from a discounted cash flow methodology. The income approach is developed from management’s forecasted cash flow data. Significant assumptions used in our annual goodwill impairment test during the third quarter of 2020 included: expected future revenue growth rates, operating unit profit (“OUP”) margins, working capital levels, discount rates ranging from 9.1% to 13.5%, and a terminal value multiple. The expected future revenue growth rates and OUP margins were determined after taking into consideration our historical revenue growth rates and OUP margins, our assessment of future market potential, and our expectations of future business performance. We would record a goodwill impairment charge by the amount for which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. We are also required to test our indefinite-lived intangible assets for impairment by comparing the fair value of the intangible asset with its carrying value. If the intangible asset’s fair value is less than its carrying value, an impairment loss is recognized for the difference.

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

Marketable Securities

Prior to April 2019, when we acquired the remaining 51% controlling interest in our Swiss franchise to obtain full ownership of the entity, we accounted for our 49% interest in our Swiss franchise under the equity method of accounting. The Swiss franchise maintained an investment portfolio with a market value of $219.9 as of December 31, 2018. The portfolio was comprised of a wide variety of European and United States debt and equity securities and various professionally-managed funds, all of which were classified as available-for-sale, as well as cash and cash equivalents. Since January 1, 2018, upon adoption of the new accounting guidance on financial instruments, we recognized all the changes in fair value on the investment portfolio in the current period earnings. Our share of net unrealized gains and unrealized losses that were determined to be temporary related to these investments was included in accumulated other comprehensive loss, with the offsetting amount increasing or decreasing our investment in the franchise. For the years ended December 31, 2020, 2019 and 2018, realized gains totaled $0.0, $0.3 and $12.7, respectively, and realized losses totaled $0.0, $0.2 and $2.1, respectively. Other-than-temporary impairment amounts were insignificant for 2020, 2019 and 2018.

Capitalized Software for Internal Use

We capitalize purchased software as well as internally developed software. Internal software development costs are capitalized from the time when the internal-use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation, selection and software maintenance costs are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the software which ranges from 3 to 10 years. The net capitalized software balance of $19.2 and $7.5 as of December 31, 2020 and 2019, respectively, is included in other assets in the Consolidated Balance Sheets. Amortization expense related to the capitalized software costs was $1.8, $2.0 and $1.5 for 2020, 2019 and 2018, respectively.

Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2020	2019
Land	$0.5	$0.5
Buildings	7.1	10.2
Furniture, fixtures, and autos	167.1	164.8
Computer equipment	133.8	130.3
Leasehold improvements	306.2	299.7
Property and equipment	$614.7	$605.5

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

Leases

As of January 1, 2019, we adopted the new accounting guidance on leases, which requires a lessee to recognize right-of-use (“ROU”) assets and lease liabilities of the balance sheet for leases with lease terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows depend on the classification by the lessee as a finance or operating lease. Results for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior periods continue to be reported in accordance with previous accounting guidance. We determined that no cumulative effect adjustment to retained earnings was necessary upon adoption.

We have operating leases for real estate, vehicles, and equipment. Our leases have remaining lease terms of 1 month to 11 years. Our lease agreements may include renewal or termination options for varying periods that are generally at our discretion. In our lease term, we only include those periods related to renewal options we are reasonably certain to exercise. However, we generally do not include these renewal options as we are not reasonably certain to renew at the lease commencement date. This determination is based on our consideration of certain economic, strategic and other factors that we evaluate at lease commencement date and reevaluate throughout the lease term. Some leases also include options to terminate the leases and we only include those periods beyond the termination date if we are reasonably certain not to exercise the termination option.

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

We elected the package of three practical expedients which lessened the transitional burden of implementing the new guidance. Accordingly, we did not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; or 3) the initial direct costs for any existing leases. We have also elected the practical expedient to not separate lease and non-lease components. Lastly, we have elected to apply the short-term lease exception for all underlying asset classes. That is, leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases. As of December 31, 2020, we did not have any material additional operating leases that have not yet commenced.

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

Shareholders’ Equity

The Board of Directors authorized the repurchase of 6.0 million shares of our common stock in each of August 2019, August 2018 and July 2016. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During 2020, we repurchased a total of 3.4 million shares comprised of 0.8 million shares under the 2018 authorization and 2.6 million shares under the 2019 authorization, at a total cost of $264.7. The repurchases in 2020 occurred within the first quarter and fourth quarter of 2020. In 2019, we repurchased a total of 2.4 million shares at a total cost of $203.0 under the 2018 authorization. In 2018, we repurchased a total of 5.7 million shares, comprised of 2.9 million shares under the 2018 authorization and 2.8 million shares under the 2016 authorization, at a total cost of $500.7. As of December 31, 2020, there were 3.4 million shares remaining authorized for repurchase under the 2019 authorization and no shares remaining authorized for repurchase under either the 2018 or 2016 authorization.

During 2020, 2019 and 2018, the Board of Directors declared total cash dividends of $2.26, $2.18 and $2.02 per share, respectively, resulting in total dividend payments of $129.1, $129.3 and $127.3, respectively.

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses in our Consolidated Statements of Operations. We recorded income of $4.7 and $4.9 for 2020 and 2018, respectively, and expense of $1.8 for 2019. The income recorded in 2020 was due to losses in a joint venture in Germany. The income recorded in 2018 was due to a revision in one of our joint venture agreements.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, term deposits with banks and short-term highly-liquid financial investments that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value; and have a maturity of three months or less from the date of acquisition.

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

The payroll tax credit was creditable against our current French income tax payable, with any remaining amount being paid after three years. Given the amount of our current income taxes payable, we would generally receive the vast majority of these payroll tax credits after the three-year period. In April 2019 and April 2018, we entered into agreements to sell the credits earned in 2018 and 2017, respectively, for net proceeds of $103.5 (€92.0) and $234.5 (€190.9),respectively, which represented approximately half of the credits earned in 2018 and substantially all the credits earned in 2017. We derecognized these receivables upon the sale as the terms of the agreement were such that the transaction qualified for sale treatment according to the accounting guidance on the transfer and servicing of assets. The discount on the sale of these receivables was recorded in cost of services as a reduction of the payroll tax credits earned in the respective year.

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

In March 2020, the FASB issued new guidance on accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offerings related to alternative reference interest rates. The guidance is effective upon issuance and can be applied to applicable contract modifications through December 31, 2022. We are currently assessing the impact of the transition from LIBOR to alternative reference interest rates. We do not expect a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Standards

In December 2019, the FASB issued new guidance on income taxes. The guidance removes certain exceptions to the general income tax accounting principles and clarifies and amends existing guidance to facilitate consistent application of the accounting principles. The new guidance is effective for us as of January 1, 2021. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

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

•

Our franchise fees include the performance obligation of providing the right to use our intellectual property in a specifically defined exclusive territory as defined in a franchise agreement. Our franchise agreements generally state that franchise fees are calculated based on a percentage of revenues earned by the franchise operations and are payable on a monthly basis. As such, we record franchise fee revenues monthly over time calculated based on the specific fee percentage and the monthly revenues of the franchise operations. Franchise fees were $14.1, $18.4 and $24.1 for the years ended December 31, 2020, 2019 and 2018, respectively.

Disaggregation of Revenues

In the following table, revenue is disaggregated by service types and timing of revenue recognition and includes a reconciliation of the disaggregated revenues by reportable segment.

As described further in Note 14, effective in the first quarter of 2020 our segment reporting was realigned due to our Right Management business being combined with each of our respective country business units. Accordingly, our former reportable segment, Right Management, is now reported within each of our respective reportable segments. All previously reported results have been restated to conform to the current year presentation.

	Year Ended December 31,
	2020					2019
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$1,942.9	$125.3	$88.4	$170.6	$2,327.2	$2,186.8	$150.7	$98.0	$155.1	$2,590.6
Other Americas	1,393.0	41.8	17.8	12.6	1,465.2	1,596.6	53.0	25.4	13.0	1,688.0
	3,335.9	167.1	106.2	183.2	3,792.4	3,783.4	203.7	123.4	168.1	4,278.6
Southern Europe:
France	3,985.6	295.7	39.7	17.1	4,338.1	5,159.5	237.8	52.1	30.2	5,479.6
Italy	1,296.7	30.1	27.0	16.9	1,370.7	1,401.9	45.5	37.6	23.3	1,508.3
Other Southern Europe	1,752.0	341.5	39.9	13.0	2,146.4	1,800.7	333.8	58.9	13.1	2,206.5
	7,034.3	667.3	106.6	47.0	7,855.2	8,362.1	617.1	148.6	66.6	9,194.4
Northern Europe	3,545.7	264.9	100.3	65.8	3,976.7	4,180.9	339.9	145.6	69.1	4,735.5
APME	1,876.3	340.7	121.6	38.1	2,376.7	2,159.7	301.7	159.9	33.7	2,655.0
Total	$15,792.2	$1,440.0	$434.7	$334.1	$18,001.0	$18,486.1	$1,462.4	$577.5	$337.5	$20,863.5

	Year Ended December 31,
	2020			2019
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$2,281.7	$45.5	$2,327.2	$2,536.7	$53.9	$2,590.6
Other Americas	1,453.6	11.6	1,465.2	1,670.6	17.4	1,688.0
	3,735.3	57.1	3,792.4	4,207.3	71.3	4,278.6
Southern Europe:
France	4,301.8	36.3	4,338.1	5,430.7	48.9	5,479.6
Italy	1,345.4	25.3	1,370.7	1,473.6	34.7	1,508.3
Other Southern Europe	2,113.0	33.4	2,146.4	2,157.7	48.8	2,206.5
	7,760.2	95.0	7,855.2	9,062.0	132.4	9,194.4
Northern Europe	3,889.2	87.5	3,976.7	4,608.7	126.8	4,735.5
APME	2,310.0	66.7	2,376.7	2,554.1	100.9	2,655.0
Total	$17,694.7	$306.3	$18,001.0	$20,432.1	$431.4	$20,863.5

(3) Share-Based Compensation Plans

During 2020, 2019 and 2018, we recognized $24.2, $26.3 and $27.8, respectively, in share-based compensation expense related to stock options, deferred stock, restricted stock and performance share units, all of which is recorded in selling and administrative expenses. Consideration received from share-based awards for 2020, 2019 and 2018 was $7.4, $7.0 and $5.2, respectively. The total income tax benefit recognized related to share-based compensation during 2020, 2019 and 2018 was $1.7, $1.8 and $4.5, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

Stock Options

All share-based compensation is granted under the 2011 Equity Incentive Plan of ManpowerGroup Inc. (“2011 Plan”). Options and stock appreciation rights are granted at a price not less than 100% of the fair market value of the common stock at the date of grant. Generally, options are granted with a ratable vesting period of up to four years and expire ten years from date of grant. No stock appreciation rights had been granted or were outstanding as of December 31, 2020 or 2019. A summary of stock option activity is as follows:

	Shares (000)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2018	574	$77
Granted	122	123
Exercised	(24)	78		$1
Expired or cancelled	—	—
Outstanding, December 31, 2018	672	$85	5.9	$1
Exercisable, December 31, 2018	401	$76	4.5	$1
Outstanding, January 1, 2019	672	$85
Granted	174	84
Exercised	(79)	65		$2
Expired or cancelled	(44)	91
Outstanding, December 31, 2019	723	$87	6.1	$10
Exercisable, December 31, 2019	426	$82	4.5	$8
Outstanding, January 1, 2020	723	$87
Granted	156	93
Exercised	(90)	59		$3
Expired or cancelled	(1)	54
Outstanding, December 31, 2020	788	$91	6.2	$4
Exercisable, December 31, 2020	455	$90	4.5	$3

Options outstanding and exercisable as of December 31, 2020 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares (000)	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price
$75-$79	208	4.3	$76	208	$76
$80-$89	180	7.5	84	65	84
$90-$99	287	7.1	95	108	97
$100-$123	113	5.2	123	74	123
	788	6.2	$91	455	$90

We recognized expense of $3.3, $4.0 and $4.0 related to stock options for the years ended December 31, 2020, 2019 and 2018, respectively. The total fair value of options vested during the same periods was $2.3, $2.3 and $3.1, respectively. As of December 31, 2020, total unrecognized compensation cost was approximately $2.0, net of estimated forfeitures, which we expect to recognize over a weighted-average period of approximately 1 year.

We estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Year Ended December 31	2020	2019	2018
Average risk-free interest rate	1.5%	2.5%	2.6%
Expected dividend yield	2.5%	2.9%	1.6%
Expected volatility	27.0%	27.0%	27.0%
Expected term (years)	6.0	6.0	6.0

The average risk-free interest rate is based on United States Treasury security rates corresponding to the expected term in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (weighted 75%) of our stock price over the past five years and implied volatility (weighted 25%) based upon exchange traded options for our common stock. We believe that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than considering purely historical volatility. We determined the expected term of the stock options using historical data. The weighted-average grant-date fair value per option granted during the year was $18.95, $17.78 and $31.46 in 2020, 2019 and 2018, respectively.

Deferred Stock

Our non-employee directors may elect to receive deferred stock in lieu of part or all of their annual cash retainer otherwise payable to them. The number of shares of deferred stock is determined pursuant to a formula set forth in the terms and conditions adopted under the 2011 Plan; the deferred stock is settled in shares of common stock according to these terms and conditions. During December 31, 2020, 2019 and 2018, there were 1,432, 1,275 and 5,551, respectively, shares of deferred stock awarded under this arrangement, all of which are vested.

Non-employee directors also receive an annual grant of deferred stock (or restricted stock, if they so elect) as additional compensation for board service. The award vests in equal quarterly installments over one year and the vested portion of the deferred stock is settled in shares of common stock either upon a director’s termination of service or three years after the date of grant (which may in most cases be extended at the directors’ election) in accordance with the terms and conditions under the 2011 Plan. During 2020, 2019 and 2018, there were 11,004, 18,172 and 10,152, respectively, shares of deferred stock and 7,208, 7,407 and 6,345, respectively, shares of restricted stock granted under this arrangement, all of which are vested except for 1,666 shares of restricted stock granted in 2018 that were cancelled. We recognized expense of $1.3, $1.4 and $1.9 related to deferred stock in 2020, 2019 and 2018, respectively.

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

A summary of restricted stock activity is as follows:

	Shares (000)	Wtd. Avg. Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unvested, January 1, 2018	448	$77	1.2
Granted	145	119
Vested	(174)	77
Forfeited	(23)	89
Unvested, December 31, 2018	396	$92	1.3
Granted	236	$84
Vested	(150)	76
Forfeited	(36)	93
Unvested, December 31, 2019	446	$97	1.5
Granted	200	$92
Vested	(145)	95
Forfeited	(17)	93
Unvested, December 31, 2020	484	$94	1.4	$44

During 2020, 2019 and 2018, we recognized $15.7, $15.5 and $13.3, respectively, of expense related to restricted stock awards. As of December 31, 2020, there was approximately $17.2 of total unrecognized compensation cost related to unvested restricted stock, which we expect to recognize over a weighted-average period of approximately 2.0 years.

Performance Share Units

Our 2011 Plan allows us to grant performance share units. Historically, our performance shares have been granted with a typical performance period of three years. Vesting of units occurs at the end of the performance period or after a subsequent holding period, except in the case of termination of employment where the units are forfeited immediately. Upon retirement, a prorated number of units vest depending on the period worked from the grant date to retirement date or in certain cases all of the units vest. In the case of death or disability, the units immediately vest at the Target Award level if the death or disability date is during the performance period, or at the level determined by the performance criteria met during the performance period if the death or disability occurs during the subsequent holding period. The units are settled in shares of our common stock. A payout multiple is applied to the units awarded based on the performance criteria determined by the Executive Compensation and Human Resources Committee of the Board of Directors at the time of grant.

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

A summary of the performance share units detail by grant year is as follows:

	2017	2018	2019	2020
Grant Date(s)	February 9, 2017	February 15, 2018	February 15, 2019	February 14, 2020
Performance Period (years)	2017-2019	2018-2020	2019-2021	2020-2022
Vesting Date	February 2020(a)	February 2021(a)	February 2022(a)	February 2023(a)
Payout Levels (in units):
Threshold Award	57,563	42,361	61,381	59,698
Target Award	115,125	84,726	122,761	119,395
Outstanding Award	230,250	169,452	245,522	238,790
Shares Issued in 2020	88,807	—	—	—
Payout Achieved Over Performance Period	—	42,361	—	—

(a) 2018, 2019 and 2020 awards are scheduled to vest in February 2021, 2022 and 2023, respectively, when the Executive Compensation and Human Resources Committee of the Board of Directors determines the achievement of the performance criteria.

We recognize and adjust compensation expense based on the likelihood of the performance criteria specified in the award being achieved. The compensation expense is recognized over the performance and holding periods and is recorded in selling and administrative expenses. We have recognized total compensation expense of $3.7, $5.2 and $8.4 in 2020, 2019 and 2018, respectively, related to the performance share units.

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

The total cash impact of the acquisition was an inflow of $98.0, net of cash acquired of $317.5 In connection with the business combination, we recognized a one-time, non-cash gain on the disposition of our previously held equity interest in Manpower Switzerland of $80.4, which is included within interest and other expenses (income), net on the Consolidated Statements of Operations. Of the $80.4, $32.5 represented foreign currency translation adjustments related to the previously held equity interest from accumulated other comprehensive loss.

The following table summarizes the fair value of the assets and liabilities as of the acquisition date of April 3, 2019:

Cash and cash equivalents	$317.5
Accounts receivable	60.4
Prepaid expenses and other assets	31.4
Goodwill	33.8
Intangible assets subject to amortization, customer relationship	19.6
Intangible assets not subject to amortization, reacquired franchise rights	25.5
Property and equipment	0.4
Accounts payable	(21.6)
Employee compensation payable	(2.5)
Accrued liabilities	(9.9)
Accrued payroll taxes and insurance	(7.5)
Value added taxes payable	(7.4)
Other long-term liabilities	(24.6)
Total assets acquired and liabilities assumed	$415.1

Other Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding Manpower Switzerland and Experis AG, net of cash acquired, for the years ended December 31, 2020, 2019 and 2018 was $2.6, $47.7 and $51.8, respectively. The 2020 and 2019 balances include consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $1.9 and $13.0, respectively, had been recognized as a liability at the acquisition date. The 2018 balance includes initial acquisition payments of $9.1 and contingent consideration payments of $42.7, of which $18.6 had been recognized as a liability at the acquisition date.

No goodwill and intangible assets resulted from acquisitions in 2020. As of December 31, 2019, goodwill and intangible assets resulting from the 2019 acquisitions, excluding Manpower Switzerland, were $14.2 and $9.0, respectively. As of December 31, 2018, goodwill and intangible assets resulting from the 2018 acquisitions were $6.1 and $0.7, respectively.

ManpowerGroup Greater China Limited Disposition

On July 10, 2019, our joint venture in Greater China, ManpowerGroup Greater China Limited, became listed on the Main Board of the Stock Exchange of Hong Kong Limited through an initial public offering. Prior to the initial public offering, we owned a 51% controlling interest in the joint venture and consolidated the financial position and results of its operations into our Consolidated Financial Statements as part of our APME segment. As a result of the offering, in which ManpowerGroup Greater China Limited issued new shares representing 25% of the equity of the company, our ownership interest was diluted to 38.25%, and then further diluted to 36.87% as the underwriters exercised their overallotment option in full on August 7, 2019. As a result, we deconsolidated the joint venture as of the listing date and account for our remaining interest under the equity method of accounting and record our share of equity income or loss in interest and other expenses (income), net in the Consolidated Statement of Operations. In connection with the deconsolidation of the joint venture, we recognized a one-time non-cash gain of $30.4, which was included in selling and administrative expenses in the Consolidated Statement of Operations in the year ended December 31, 2019. Included in the $30.4 was foreign currency translation adjustment losses of $6.2 related to the joint venture from accumulated other comprehensive loss.

Other Dispositions

Occasionally, we dispose of parts of our operations in order to optimize our global strategic and geographic footprint and synergies.

On September 30, 2020 we disposed of four businesses (Serbia, Croatia, Slovenia, Bulgaria) in our Southern Europe segment for $5.8 subject to normal post close working capital adjustments, and simultaneously entered into franchise agreements with the new ownership of these businesses. In connection with the disposition, we recognized a one-time loss on disposition of $5.8, which was included in the selling and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2020.

In December 2018, we sold one of our business units in the Netherlands for an after tax net gain of $3.8 and divested a majority interest in a fully consolidated entity in China for an immaterial gain.

(5) Income Taxes

The provision for income taxes was as follows:

Year Ended December 31	2020	2019	2018
Current
United States
Federal	$5.2	$16.7	$17.2
State	4.5	2.5	10.8
Non-United States	124.6	243.6	181.9
Total current	134.3	262.8	209.9
Deferred
United States
Federal	(11.0)	(22.1)	(7.5)
State	(4.9)	1.1	1.0
Non-United States	5.5	(22.0)	(5.4)
Total deferred	(10.4)	(43.0)	(11.9)
Total provision	$123.9	$219.8	$198.0

A tax reconciliation between taxes computed at the United States federal statutory rate of 21% and the consolidated effective tax rate is as follows:

Year Ended December 31	2020	2019	2018
Income tax based on statutory rate	$31.0	$143.9	$158.5
Increase (decrease) resulting from:
Non-United States tax rate difference:
French business tax(1)	43.7	54.9	59.1
French CICE(2)	—	—	(39.9)
Other(1)(2)	9.7	37.3	20.0
Repatriation of non-United States earnings	(2.0)	(17.8)	2.5
State income taxes, net of federal benefit	(1.3)	3.1	8.2
Change in valuation allowance(3)	48.5	20.0	0.7
Work Opportunity Tax Credit(4)	(4.9)	(10.4)	(8.8)
Foreign-Derived Intangible Income deduction	(8.8)	(11.9)	(12.5)
United States Tax Act and French tax reform	—	—	3.2
Goodwill impairment(5)	13.4	11.9	—
Gain related to Manpower Switzerland and Greater China transactions(6)	—	(22.8)	—
Other, net	(5.4)	11.6	7.0
Tax provision	$123.9	$219.8	$198.0

(1) The French business tax is allowed as a deduction for French income tax purposes. The gross amount of the French business tax was $55.3, $69.5 and $74.8 for 2020, 2019 and 2018, respectively. The amounts in the table above of $43.7, $54.9 and $59.1 for 2020, 2019 and 2018, respectively, represent the French business tax expense net of the French tax benefit using the United States federal rate of 21%. Included in Other Non-United States tax rate differences are benefits of $6.1, $9.3 and $10.1 for 2020, 2019 and 2018, respectively, related to the difference between the United States federal rate and the French tax rate applied to the respective gross amounts of the French business tax. In December 2020, the French Parliament approved the Finance Bill for 2021 which lowered the business tax rate from 1.5% to 0.75%. The benefit of this tax rate reduction will be reflected in our 2021 Consolidated Financial Statements.

(2) The French CICE was a payroll tax credit that was tax-free for French tax purposes and increased French earnings. The amount in the table above of $39.9 for 2018 represents the French tax benefit using the United States federal rate of 21%. Included in Other Non-United States tax rate differences is a benefit of $25.5 for 2018 related to the difference between the United States federal rate and French tax rate applied to the respective gross French CICE amount. In January 2019, the French government replaced the CICE subsidy with new subsidies that are taxable.

(3) In 2020, we determined that it was more likely than not that certain deferred tax assets in Germany and the Netherlands would not be realized and recorded income tax expense of $36.9 and $8.1, respectively, to establish valuation allowances.

(4) In December 2020, the Consolidation Appropriations Act, 2021 was signed into law, which includes a five-year extension of the Work Opportunity Tax Credit through December 31, 2025.

(5) Non-deductible portion of the goodwill impairment charges recorded in Germany in June 2020 and 2019.

(6) Non-taxable gains on the disposition of our previously held equity interest in Manpower Switzerland in April 2019 and the deconsolidation of ManpowerGroup Greater China Limited in July 2019.

Deferred income taxes are recorded based on temporary differences at the tax rate expected to be in effect when the temporary differences reverse. Temporary differences, which give rise to the deferred taxes, are as follows:

December 31	2020	2019
Future Income Tax Benefits (Expense)
Accrued payroll taxes and insurance	$32.2	$12.8
Employee compensation payable	26.2	27.2
Pension and postretirement benefits	79.1	62.3
Intangible assets	(113.6)	(108.7)
Repatriation of non-United States earnings	(10.0)	(8.8)
Loans denominated in foreign currencies	13.5	(16.4)
Operating lease ROU assets	(106.2)	(115.8)
Operating lease liabilities	112.0	118.1
Net operating losses	136.2	89.5
Other	127.9	135.0
Valuation allowance	(149.4)	(87.8)
Total future tax benefits	$147.9	$107.4
Deferred tax asset	$165.7	$126.2
Deferred tax liability	(17.8)	(18.8)
Total future tax benefits	$147.9	$107.4

Pre-tax earnings of non-United States operations were $86.3, $416.6 and $551.0 in 2020, 2019 and 2018, respectively. We have not provided deferred taxes on $439.0 of unremitted earnings of non-United States subsidiaries that are considered permanently invested. We have not estimated the deferred tax liability on these earnings as such estimation is not practicable to determine. As of December 31, 2020, deferred taxes for non-United States withholding and other taxes were provided on $2,077.6 of unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2020 and 2019, we have recorded a deferred tax liability of $10.0 and $8.8, respectively, related to these non-United States earnings that may be remitted.

We had United States federal and non-United States net operating loss carryforwards and United States state net operating loss carryforwards totaling $658.6 and $167.2, respectively, as of December 31, 2020. The net operating loss carryforwards expire as follows:

	United States Federal and Non-United States	United States State
2021	$5.2	$4.6
2022	6.7	5.0
2023	3.9	9.8
2024	7.2	55.9
2025	20.7	5.6
Thereafter	49.6	85.5
No expirations	565.3	0.8
Total net operating loss carryforwards	$658.6	$167.2

We have recorded a deferred tax asset of $136.2 as of December 31, 2020, for the benefit of these net operating losses. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. A related valuation allowance of $115.2 was recorded as of December 31, 2020, as management believes that realization of certain net operating loss carryforwards is unlikely.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $64.5, $69.5 and $34.2 in 2020, 2019 and 2018, respectively, that would favorably affect the effective tax rate if recognized. We do not expect our unrecognized tax benefits to change significantly over the next year.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. We accrued net interest and penalties of $0.0 and $1.6 in 2020 and 2019, respectively. In 2018, we recognized a reduction of interest and penalties of $18.4 due to the settlement of tax litigation.

The following table summarizes the activity related to our unrecognized tax benefits during 2020, 2019 and 2018:

	2020	2019	2018
Gross unrecognized tax benefits, beginning of year	$65.9	$32.2	$46.1
Increases in prior year tax positions	1.4	35.7	11.4
Decreases in prior year tax positions	(4.1)	(2.6)	(1.8)
Increases for current year tax positions	3.2	4.7	5.9
Expiration of statute of limitations and audit settlements	(5.5)	(4.1)	(29.4)
Gross unrecognized tax benefits, end of year	$60.9	$65.9	$32.2
Potential interest and penalties	3.6	3.6	2.0
Balance, end of year	$64.5	$69.5	$34.2

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2013 through 2020 for our major operations in France, Italy, the United Kingdom and the United States. As of December 31, 2020, we were subject to tax audits in Austria, Denmark, France, Germany and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(6) Net Earnings Per Share

The calculation of net earnings per share - basic and net earnings per share - diluted were as follows:

Year Ended December 31	2020	2019	2018
Net earnings available to common shareholders:	$23.8	$465.7	$556.7
Weighted-average common shares outstanding (in millions):
Weighted-average common shares outstanding - basic	58.0	59.9	64.6
Effect of dilutive securities - stock options	—	—	0.1
Effect of other share-based awards	0.3	0.4	0.4
Weighted-average common shares outstanding - diluted	58.3	60.3	65.1
Net earnings per share - basic	$0.41	$7.78	$8.62
Net earnings per share - diluted	$0.41	$7.72	$8.56

There were 0.6 million, 0.4 million, and 0.3 million share-based awards excluded from the calculation of net earnings per share - diluted for the year ended December 31, 2020, 2019 and 2018, respectively, because their impact was anti-dilutive.

(7) Goodwill

As described further in Note 14, effective in the first quarter of 2020 our segment reporting was realigned due to our Right Management business being combined with each of our respective country business units. Accordingly, our former reportable segment, Right Management, is now reported within each of our respective reportable segments. All previously reported results have been restated to conform to the current year presentation.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate(3)	Total(4)
Balance, January 1, 2019	$519.9	$112.2	$435.4	$102.0	$127.6	$1,297.1
Goodwill acquired	14.2	33.8	—	—	—	48.0
Goodwill allocated to business units deconsolidated(5)	—	—	—	(18.5)	(1.6)	(20.1)
Impairment charge(6)	—	—	(60.2)	(3.8)	—	(64.0)
Currency impact and other	1.5	(1.2)	(0.6)	(0.6)	—	(0.9)
Balance, December 31, 2019	535.6	144.8	374.6	79.1	126.0	1,260.1
Impairment charge(7)	—	—	(66.8)	—	—	(66.8)
Currency impact and other	1.0	10.1	18.8	2.6	—	32.5
Balance, December 31, 2020	$536.6	$154.9	$326.6	$81.7	$126.0	$1,225.8

(1) Balances related to United States were $490.3 as of January 1, 2019 and December 31, 2019 and $490.2 as of December 31, 2020.

(2) Balances related to France were $68.9, $67.3 and $73.3 as of January 1, 2019, December 31, 2019 and December 31, 2020, respectively. Balances related to Italy were $4.8, $4.6 and $4.2 as of January 1, 2019, December 31, 2019 and December 31, 2020, respectively.

(3) The majority of the Corporate balance as of December 31, 2019 and 2020 relates to goodwill attributable to our acquisitions of Right Management ($62.1) and Jefferson Wells ($55.5). Jefferson Wells is part of the United States reporting unit. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.

(4) Balances were net of accumulated impairment loss of $513.4 ($235.2 related to Right Management and $278.2 related to Corporate) as of January 1, 2019, $577.4 ($60.2 related to Northern Europe, $3.8 related to APME, $235.2 related to Right Management and $278.2 related to Corporate) as of December 31, 2019, and $644.2 ($127.0 related to Northern Europe, $3.8 related to APME, $235.2 related to Right Management and $278.2 related to Corporate) as of December 31, 2020.

(5) Reductions relate to our China and Hong Kong reporting units, which were deconsolidated as of July 10, 2019. See Note 4 to the Consolidated Financial Statements for further information.

(6) The 2019 impairment charges of $60.2 and $3.8 relate to our Germany and New Zealand reporting units, respectively, which were recorded during the second quarter of 2019. See Note 1 to the Consolidated Financial Statements for further information.

(7) The 2020 impairment charge of $66.8 relates to our Germany reporting unit, which was recorded during the second quarter of 2020. See Note 1 to the Consolidated Financial Statements for further information.

Goodwill balances by reporting unit were as follows:

December 31	2020	2019
United States	$545.7	$545.8
Netherlands	119.3	109.5
United Kingdom	100.2	97.3
France	73.3	67.3
Germany	—	67.2
Other reporting units	387.3	373.0
Total goodwill	$1,225.8	$1,260.1

(8) Debt

Information concerning short-term borrowings is as follows:

December 31	2020	2019
Short-term borrowings	$20.4	$61.0
Weighted-average interest rates	7.9%	7.7%

We maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2020, such uncommitted credit lines totaled $340.3, of which $310.9 was unused. Under our revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Due to these limitations, additional borrowings of $270.6 could have been made under these lines as of December 31, 2020.

A summary of long-term debt is as follows:

December 31	2020	2019
Euro-denominated notes:
€500.0 due June 2026	$606.7	$555.8
€400.0 due September 2022	487.8	447.1
Other	9.0	9.5
	1,103.5	1,012.4
Less current maturities	—	—
Long-term debt	$1,103.5	$1,012.4

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

Both the €500.0 notes and €400.0 notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2020. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See Note 12 to the Consolidated Financial Statements for further information.)

Revolving Credit Agreement

We have a Five Year Credit Agreement with a syndicate of commercial banks with a termination date of June 18, 2023. The Credit Agreement allows for borrowing of $600.0 in various currencies, and up to $150.0 may be used for the issuance of stand-by letters of credit. We had no borrowings under this facility as of both December 31, 2020 and 2019. Outstanding letters of credit issued under the Credit Agreement totaled $0.5 as of both

December 31, 2020 and 2019. Additional borrowings of $599.5 were available to us under the facility as of both December 31, 2020 and 2019.

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

Debt Maturities

The maturities of long-term debt payable within each of the four years subsequent to December 31, 2021 are as follows: 2022 - $494.0, 2023 - $0.0, 2024 - $0.0, 2025 - $0.0.

(9) Retirement and Deferred Compensation Plans

For all of our United States defined benefit and retiree health care plans, we adopted the Society of Actuaries’ Pri-2012 Mortality Table with MP-2020 Mortality Improvement Scale in determining the plans’ benefit obligations as of December 31, 2020.

Defined Benefit Pension Plans

We sponsor several qualified and nonqualified pension plans covering permanent employees.

In 2020, we fully settled our United States Qualified Retirement Plan (the “Plan”) liability. We purchased annuities of $19.2 and settled lump sum payments of $3.2 from the Plan in January and February 2020, respectively. The completion of lump sum payments in February and transfer of remaining participants to the Pension Benefit Guarantee Corporation (“PBGC”) in March triggered final settlement of the plan. Upon settlement of the pension liability, we reclassified the related pension losses of $6.6, net of tax, recorded in accumulated other comprehensive loss to the Consolidated Statements of Comprehensive Income (Loss). The total amount of the required payout to plan participants was determined based on employee elections and market conditions at the time of settlement. The remaining plan assets of $16.6, which were in excess of the pension liability upon settlement, will be utilized to fund future qualified 401(k) plan contributions following the conclusion of the standard PBGC audit.

In 2020 we recognized a partial settlement in our Switzerland pension plan as a result of local regulations and turnover common to our industry. As a result of the partial settlement we reclassified pension losses of $2.7, net of tax, recorded in accumulated other comprehensive loss to the Consolidated Statements of Comprehensive Income (Loss).

In 2019, a new pension plan was added as a result of our acquisition of the remaining controlling interest in Manpower Switzerland. (See Note 4 to the Consolidated Financial Statements for further information.)

The reconciliation of the changes in the plans’ benefit obligations and the fair value of plan assets and the funded status of the plans are as follows. The actuarial (gain) loss related to the Non-United States plans benefit obligation as of December 31, 2020 was primarily related to changes in discount rates.

	United States Plans		Non-United States Plans
Year Ended December 31	2020	2019	2020	2019
Change in Benefit Obligation
Benefit obligation, beginning of year	$52.8	$48.9	$794.8	$450.0
Service cost	—	—	21.0	15.1
Interest cost	0.8	1.8	8.6	10.9
Acquisitions	—	—	—	201.2
Settlements	(22.3)	—	(42.2)	(40.9)
Transfers	—	—	27.0	52.7
Actuarial (gain) loss	(0.4)	6.3	90.9	100.1
Plan participant contributions	—	—	11.6	9.0
Benefits paid	(2.4)	(4.2)	(13.2)	(11.3)
Currency exchange rate changes	—	—	67.1	8.0
Benefit obligation, end of year	$28.5	$52.8	$965.6	$794.8

	United States Plans		Non-United States Plans
Year Ended December 31	2020	2019	2020	2019
Change in Plan Assets
Fair value of plan assets, beginning of year	$38.8	$36.1	$655.4	$354.1
Actual return on plan assets	0.1	4.4	49.7	69.5
Acquisitions	—	—	—	196.8
Settlements	(22.3)	—	(42.2)	(40.9)
Transfers	—	—	26.2	51.6
Plan participant contributions	—	—	11.6	9.0
Company contributions	(14.2)	2.5	16.1	15.4
Benefits paid	(2.4)	(4.2)	(13.2)	(11.3)
Currency exchange rate changes	—	—	50.0	11.2
Fair value of plan assets, end of year	$—	$38.8	$753.6	$655.4
Funded Status at End of Year
Funded status, end of year	$(28.5)	$(14.0)	$(211.9)	$(139.4)
Amounts Recognized
Noncurrent assets	$—	$15.0	$32.1	$41.4
Current liabilities	(2.4)	(2.5)	(1.2)	(0.7)
Noncurrent liabilities	(26.1)	(26.5)	(242.8)	(180.1)
Net amount recognized	$(28.5)	$(14.0)	$(211.9)	$(139.4)

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of:

	United States Plans		Non-United States Plans
Year Ended December 31	2020	2019	2020	2019
Net loss	$8.6	$15.8	$95.2	$50.5
Prior service cost	—	—	7.6	7.8
Total	$8.6	$15.8	$102.8	$58.3

The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $957.0 and $817.6 as of December 31, 2020 and 2019, respectively. The ABO for plans that have plan assets was $841.6 and $717.2 as of December 31, 2020 and 2019, respectively. The accumulated benefit obligation for some of our plans exceeded the fair value of plan assets as follows:

December 31	2020	2019
Accumulated benefit obligation	$491.5	$163.8
Plan assets	368.8	80.4

In 2020, one of our larger plans became further underfunded and its accumulated benefit obligation exceeded its plan assets as of December 31, 2020. As a result, this plan was included in the amounts disclosed above for 2020 but not for 2019.

The projected benefit obligation (PBO) for all qualified defined benefit pension plans was $994.1 and $847.6 as of December 31, 2020 and 2019. The PBO for some of our plans exceeded the fair value of plan assets as follows:

December 31	2020	2019
Projected benefit obligation	$503.2	$414.6
Plan assets	368.8	324.3

By their nature, certain of our plans do not have plan assets. The accumulated benefit obligation for these plans was $115.4 and $100.4 as of December 31, 2020 and 2019, respectively.

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for all plans were as follows:

Year Ended December 31	2020	2019	2018
Net Periodic Benefit Cost
Service cost	$21.0	$15.1	$10.9
Interest cost	9.4	12.7	11.6
Expected return on assets	(13.5)	(12.9)	(10.6)
Settlements	13.8	0.4	—
Net loss	2.7	1.2	1.4
Prior service cost	0.7	0.7	0.6
Net periodic benefit cost	34.1	17.2	13.9
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income/Loss
Net loss (gain)	44.1	45.5	(16.6)
Prior service cost	0.4	1.0	1.4
Amortization of net loss	(6.3)	(1.6)	(1.4)
Amortization of prior service cost	(0.7)	(0.7)	(0.6)
Total recognized in other comprehensive income/loss	37.5	44.2	(17.2)
Total recognized in net periodic benefit cost and other comprehensive income/loss	$71.6	$61.4	$(3.3)

The weighted-average assumptions used in the measurement of the benefit obligation were as follows:

	United States Plans		Non-United States Plans
Year Ended December 31	2020	2019	2020	2019
Discount rate	2.1%	2.5%	0.6%	1.1%
Rate of compensation increase	—	3.0%	1.7%	1.7%

The weighted-average assumptions used in the measurement of the net periodic benefit cost were as follows:

	United States Plans			Non-United States Plans
Year Ended December 31	2020	2019	2018	2020	2019	2018
Discount rate - service cost	2.5%	4.2%	3.6%	1.1%	1.8%	2.1%
Discount rate - interest cost	2.5%	4.2%	3.2%	1.1%	1.8%	2.1%
Expected long-term return on plan assets	—	4.3%	4.5%	2.2%	2.7%	2.7%
Rate of compensation increase	—	3.0%	3.0%	1.7%	1.7%	1.8%
Interest crediting rates for cash balance plans	—	—	—	2.0%	2.0%	—

We determine our assumption for the discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the end of each fiscal year.

Our overall expected long-term rate of return used in the measurement of the 2020 net periodic benefit cost on non-United States plans varied by country and ranged from 0.6% to 3.0%. None of our United States plans had plan assets as of December 31, 2020 due to the settlement of the Qualified Retirement Plan liability during the first quarter of 2020. For a majority of our plans, a building block approach has been employed to establish this return. Historical markets are studied and long-term historical relationships between equity securities and fixed income instruments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over time. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. We also use guaranteed insurance contracts for four of our foreign plans. Peer data and historical returns are reviewed to check for reasonableness and appropriateness of our expected rate of return.

Projected salary levels utilized in the determination of the projected benefit obligation for the pension plans are based upon historical experience and the future expectations for each respective country.

Our plans’ investment policies are to optimize the long-term return on plan assets at an acceptable level of risk and to maintain careful control of the risk level within each asset class. Our long-term objective is to minimize plan expenses and contributions by outperforming plan liabilities. We have historically used a balanced portfolio strategy based primarily on a target allocation of equity securities and fixed-income instruments, which vary by location. These target allocations, which are similar to the 2020 allocations, are determined based on the favorable risk tolerance characteristics of the plan and, at times, may be adjusted within a specified range to advance our overall objective.

The fair values of our Level 1 and Level 2 pension plan assets are primarily determined by using market quotes and other relevant information that is generated by market transactions involving identical or comparable assets. Insurance contracts and annuity contracts are measured at the present value of expected future benefit payments primarily using associated interest curves. Hedge funds consist of a number of diversified funds including those investing in international securities, equity and private partnership interests valued using market available data and various models and assumptions.

The fair value of our pension plan assets by asset category was as follows. As of December 31, 2020, all of our plan assets were associated with non-United States plans.

	Fair Value Measurements Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$16.1	$16.1	$—	$—
Equity securities:
Mutual funds	116.1	116.1	—	—
Common stock	25.4	25.4	—	—
Fixed income instruments:
Fixed income funds	185.6	—	185.6	—
Annuity contract	56.2	—	—	56.2
Bonds	41.4	—	41.4	—
Guaranteed insurance contracts	21.0	—	21.0	—
Other types of investments:
Insurance contracts	157.8	—	—	157.8
Real estate funds	92.1	—	90.8	1.3
Hedge funds	32.0	—	11.4	20.6
Other	9.9	—	3.2	6.7
	$753.6	$157.6	$353.4	$242.6

	United States Plans				Non-United States Plans
	Fair Value Measurements Using				Fair Value Measurements Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents (1)	$5.8	$—	$5.8	$—	$5.5	$5.5	$—	$—
Equity securities:
Mutual funds	7.8	7.8	—	—	98.0	98.0	—	—
Common stock	—	—	—	—	22.3	22.3	—	—
Fixed income instruments:
Fixed income funds	25.2	—	25.2	—	160.0	—	160.0	—
Annuity contract	—	—	—	—	52.5	—	—	52.5
Bonds	—	—	—	—	37.0	—	37.0	—
Guaranteed insurance contracts	—	—	—	—	18.5	—	18.5	—
Other types of investments:
Insurance contracts	—	—	—	—	130.6	—	—	130.6
Real estate funds	—	—	—	—	93.3	—	87.3	6.0
Hedge funds	—	—	—	—	29.3	—	9.6	19.7
Other	—	—	—	—	8.4	—	2.4	6
	$38.8	$7.8	$31.0	$—	$655.4	$125.8	$314.8	$214.8

(1) This category includes a prime obligations money market portfolio.

The following table summarizes the changes in fair value of the pension assets that are measured using Level 3 inputs. We determined that transfers between fair-value-measurement levels occurred on the date of the event that caused the transfer.

Year Ended December 31	2020	2019
Balance, beginning of year	$214.8	$153.9
Actual return on plan assets	16.4	30.5
Acquisitions	—	27.6
Purchases, sales and settlements, net	(6.3)	2.5
Currency exchange rate changes	17.7	0.3
Balance, end of year	$242.6	$214.8

Retiree Health Care Plan

We provide medical and dental benefits to certain eligible retired employees in the United States. Due to the nature of the plan, there are no plan assets. The reconciliation of the changes in the plan’s benefit obligation and the statement of the funded status of the plan were as follows:

Year Ended December 31	2020	2019
Change in Benefit Obligation
Benefit obligation, beginning of year	$14.1	$13.7
Interest cost	0.4	0.5
Actuarial loss	1.0	0.8
Benefits paid	(0.9)	(0.9)
Benefit obligation, end of year	$14.6	$14.1
Funded Status at End of Year
Funded status, end of year	$(14.6)	$(14.1)
Amounts Recognized
Current liabilities	$(1.1)	$(1.1)
Noncurrent liabilities	(13.5)	(13.0)
Net amount recognized	$(14.6)	$(14.1)

The amount recognized in accumulated other comprehensive loss, net of tax, consists of a net loss of $2.3 and $1.5 as of December 31, 2020 and 2019, respectively, and a prior service credit of $2.9 and $3.5 as of December 31, 2020 and 2019, respectively.

The discount rate used in the measurement of the benefit obligation was 2.2% and 3.0% in 2020 and 2019, respectively. The discount rate used in the measurement of net periodic benefit cost was 3.0%, 4.2% and 3.2% in 2020, 2019, and 2018, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive loss for this plan were as follows:

Year Ended December 31	2020	2019	2018
Net Periodic Benefit Credit
Interest cost	$0.4	$0.5	$0.5
Net loss	0.1	—	0.1
Prior service credit	(0.8)	(0.8)	(0.8)
Net periodic benefit credit	$(0.3)	$(0.3)	$(0.2)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income/Loss
Net loss (gain)	$1.1	$0.8	$(0.5)
Amortization of net loss	(0.1)	—	(0.1)
Amortization of prior service credit	0.8	0.8	0.8
Total recognized in other comprehensive income/loss	1.8	1.6	0.2
Total recognized in net periodic benefit cost and other comprehensive income/loss	$1.5	$1.3	$—

The health care cost trend rate is assumed to be 6.5% for 2021, decreasing gradually to an ultimate rate of 4.5% in 2027. Assumed health care cost trend rates are not expected to have a material effect on the amounts reported.

Future Contributions and Payments

During 2021, we plan to contribute approximately $16.0 to our pension plans and to fund our retiree health care payments as incurred. Projected benefit payments from the plans as of December 31, 2020 were estimated as follows:

Year	Pension Plans	Retiree Health Care Plan
2021	$65.8	$1.1
2022	35.6	1.1
2023	27.1	1.1
2024	25.7	1.0
2025	25.0	1.0
2026–2029	150.0	4.6
Total projected benefit payments	$329.2	$9.9

Defined Contribution Plans and Deferred Compensation Plans

We have defined contribution plans covering substantially all permanent United States employees and various other employees throughout the world. With our company-sponsored plans, employees may elect to contribute a portion of their salary to the plans and we match a portion of their contributions up to a maximum percentage of the employee’s salary. In addition, profit sharing contributions are made if a targeted earnings level is reached at management’s discretion. The total expense for our match and any profit sharing contributions was $16.6, $16.9 and $17.7 for the years ended December 31, 2020, 2019 and 2018, respectively. In certain countries with statutory defined contribution plans, we pay a percentage of the employees' salary in pension premiums. The total expense for the statutory defined contribution plans was $27.5, $32.1 and $37.4 for the years ended December 31, 2020, 2019 and 2018, respectively.

We also have deferred compensation plans in the United States. One of the plans had an asset and liability of $118.4 and $106.2 as of December 31, 2020 and 2019, respectively, with the remaining plans holding immaterial amounts of assets and liabilities.

(10) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

December 31	2020	2019
Foreign currency translation	$(72.1)	$(260.5)
Translation (loss) gain on derivative instruments, net of income taxes of $(34.9) and $(9.1), respectively	(81.2)	13.1
Translation loss on long-term intercompany loans	(133.3)	(121.5)
Defined benefit pension plans, net of income taxes of $(38.2) and $(30.9), respectively	(111.4)	(74.1)
Retiree health care plan, net of income taxes of $1.8 and $1.6, respectively	0.7	2.0
Accumulated other comprehensive loss	$(397.3)	$(441.0)

(11) Interest and Other Expenses (Income), Net

Interest and other expenses (income), net consisted of the following:

Year Ended December 31	2020	2019	2018
Interest expense	$43.3	$44.4	$47.0
Interest income	(13.1)	(6.0)	(6.0)
Foreign exchange loss	4.9	6.7	1.4
Miscellaneous expenses (income), net (1)	4.8	(85.7)	(0.4)
Interest and other expenses (income), net	$39.9	$(40.6)	$42.0

(1) Included in 2019 is an $80.4 gain related to our acquisition of the remaining controlling interest in Manpower Switzerland. See Note 4 to the Consolidated Financial Statements for further information.

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

Net Investment Hedges

We use cross-currency swaps, forward contracts and a portion of our foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in certain of our foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of our net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in foreign currency translation adjustments, a component of accumulated other comprehensive loss (“AOCL”), to offset the changes in the values of the net investments being hedged. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the change in the carrying value of the designated portion of the non-derivative financial instrument due to changes in foreign currency exchange rates is recorded in foreign currency translation adjustments.

The €400.0 ($487.8) notes due September 2022 and the €500.0 ($606.7) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of December 31, 2020.

In September 2019, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on OCI for the year ended December 31, 2020, and 2019 was as follows:

	(Loss) Gain Recognized in Other Comprehensive Income
	Year Ended December 31,
Instrument	2020	2019
Euro Notes	$(90.3)	$22.9
Cross-currency swaps	(23.0)	(9.0)

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on OCI, AOCL and earnings for the year ended December 31, 2020, and 2019:

				Gain Reclassified
	Gain Recognized in OCI			from AOCL into Income
	Year Ended December 31,		Location of Gain Reclassified	Year Ended December 31,
Instrument	2020	2019	from AOCL into Income	2020	2019
Cross-currency swaps	$1.4	$7.3	Interest and other expenses (income), net	$1.1	$8.3

We expect the net amount of pre-tax derivative gains and losses included in AOCL at December 31, 2020 to be reclassified into earnings to approximate $1.0 over the next twelve months. The actual amount that will be reclassified to earnings will vary due to future currency exchange rates.

Non-Designated Instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the year ended December 31, 2020 was as follows:

	Location of Gain	Amount of Gain Recognized in Income
Instrument	Recognized in Income	Year Ended December 31,
		2020	2019
Foreign currency forward contracts	Interest and other expenses (income), net	$1.1	$11.9

Derivative and Non-Derivative Assets and Liabilities

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of December 31, 2020, and 2019:

	Assets
		December 31,
	Balance Sheet Location	2020	2019
Instruments designated as cash flow hedges:
Cross-currency swaps	Prepaid expenses and other assets	$12.1	$9.7
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts receivable, net	1.0	—
Total instruments		$13.1	$9.7

	Liabilities
		December 31,
	Balance Sheet Location	2020	2019
Instruments designated as net investment hedges:
Euro Notes	Long-term debt	$1,094.5	$1,002.9
Cross-currency swaps	Accrued liabilities	30.5	6.0
Total instruments		$1,125.0	$1,008.9

The fair value measurements of these items recorded in our Consolidated Balance Sheets for the years ended December 31, 2020 and 2019 are disclosed in Note 1 to the Consolidated Financial Statements.

(13) Leases

The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
Operating lease expense	$143.1	$153.5
Short-term lease expense	11.3	17.6
Other lease expense(1)	16.7	15.8
Total lease expense	$171.1	$186.9

(1) Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Year Ended December 31,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$142.0	$150.1
Operating ROU assets obtained in exchange for lease obligations	63.6	129.3

	December 31,
Supplemental Balance Sheet Information	2020	2019
Operating Leases

Operating lease ROU assets	$400.7	$448.5

Operating lease liabilities - current(1)	$119.3	$122.1
Operating lease liabilities - long-term	305.1	336.7
Total operating lease liabilities	$424.4	$458.8

(1) Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

	December 31,
	2020	2019
Weighted Average Remaining Lease Term
Operating leases	5.2 years	5.6 years
Weighted Average Discount Rate
Operating leases	2.9%	3.1%

Maturities of operating lease liabilities as of December 31, 2020 were as follows:

Period Ending December 31, 2020	Operating Leases
2021	$129.6
2022	99.9
2023	69.9
2024	50.6
2025	34.0
Thereafter	77.3
Total future undiscounted lease payments	$461.3
Less imputed interest	$(36.9)
Total operating lease liabilities	$424.4

(14) Segment Data

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

Total assets for the segments are reported after the elimination of investments in subsidiaries and intercompany accounts.

Year Ended December 31	2020	2019	2018
Revenues from Services(a)
Americas:
United States(b)	$2,327.2	$2,590.6	$2,608.9
Other Americas	1,465.2	1,688.0	1,650.0
	3,792.4	4,278.6	4,258.9
Southern Europe:
France	4,338.1	5,479.6	5,846.4
Italy	1,370.7	1,508.3	1,673.9
Other Southern Europe	2,146.4	2,206.5	1,879.6
	7,855.2	9,194.4	9,399.9
Northern Europe	3,976.7	4,735.5	5,417.5
APME	2,376.7	2,655.0	2,914.9
	18,001.0	20,863.5	21,991.2
Operating Unit Profit (Loss)
Americas:
United States	$60.9	$128.0	$149.9
Other Americas	55.1	75.4	75.0
	116.0	203.4	224.9
Southern Europe:
France	149.0	284.9	290.9
Italy	64.2	102.5	111.3
Other Southern Europe	23.8	67.9	66.5
	237.0	455.3	468.7
Northern Europe	(27.6)	74.4	129.9
APME	70.1	127.5	118.3
	$395.5	$860.6	$941.8
Corporate expenses	(113.9)	(121.9)	(110.0)
Goodwill impairment charges	(66.8)	(64.0)	—
Intangible asset amortization expense(c)	(27.2)	(29.8)	(35.1)
Interest and other (expenses) income, net	(39.9)	40.6	(42.0)
Earnings before income taxes	$147.7	$685.5	$754.7

(a) Further breakdown of revenues from services by geographical region was as follows:

Revenues from Services	2020	2019	2018
United States	$2,327.2	$2,590.6	$2,608.9
France	4,338.1	5,479.6	5,846.4
Italy	1,370.7	1,508.3	1,673.9
United Kingdom	1,402.9	1,598.6	1,672.1
Total Foreign	15,673.8	18,272.9	19,382.3

(b) The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $12.6, $15.6 and $16.1 for 2020, 2019 and 2018, respectively.

(c) Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Year Ended December 31	2020	2019	2018
Depreciation and Amortization Expense
Americas:
United States	$7.8	$8.6	$9.8
Other Americas	2.3	2.4	2.5
	10.1	11.0	12.3
Southern Europe:
France	14.4	13.9	14.2
Italy	2.1	1.8	1.9
Other Southern Europe	5.3	4.9	5.0
	21.8	20.6	21.1
Northern Europe	8.9	9.8	11.4
APME	8.2	5.9	5.8
Corporate expenses	0.1	0.1	0.1
Intangible asset amortization expense(a)	27.2	29.8	35.1
	$76.3	$77.2	$85.8

Earnings from Equity Investments
Americas:
United States	$—	$—	$—
Other Americas	—	—	—
	—	—	—
Southern Europe:
France	—	—	—
Italy	(0.1)	(0.1)	(0.2)
Other Southern Europe	—	47.5	1.7
	(0.1)	47.4	1.5
Northern Europe	—	—	—
APME	—	—	—
Corporate	4.7	3.1	(0.3)
	$4.6	$50.5	$1.2

(a) Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

As of December 31	2020	2019	2018
Total Assets
Americas:
United States	$2,103.8	$2,153.8	$1,888.1
Other Americas	381.3	382.4	344.0
	2,485.1	2,536.2	2,232.1
Southern Europe:
France	2,778.3	2,732.6	2,740.9
Italy	540.4	464.2	406.5
Other Southern Europe	848.5	778.7	583.5
	4,167.2	3,975.5	3,730.9
Northern Europe	1,366.7	1,478.5	1,240.9
APME	806.0	744.2	795.0
Corporate(a)	503.2	489.4	520.9
	$9,328.2	$9,223.8	$8,519.8
Equity Investments
Americas:
United States	$—	$—	$—
Other Americas	—	—	—
	—	—	—
Southern Europe:
France	—	—	—
Italy	0.1	0.3	0.3
Other Southern Europe	—	—	157.8
	0.1	0.3	158.1
Northern Europe	—	—	—
APME	—	—	2.3
Corporate	106.5	97.5	1.0
	$106.6	$97.8	$161.4

(a) Corporate assets include assets that were not used in the operations of any segment, the most significant of which were purchased intangibles and cash.

As of and Year Ended December 31	2020	2019	2018
Long-lived Assets(a)
Americas:
United States	$16.5	$20.5	$22.4
Other Americas	7.5	8.2	6.3
	24.0	28.7	28.7
Southern Europe:
France	44.8	46.9	50.1
Italy	6.0	5.2	5.0
Other Southern Europe	21.0	23.5	23.4
	71.8	75.6	78.5
Northern Europe	26.5	27.5	30.6
APME	25.5	18.9	22.1
Corporate	6.5	0.2	0.1
	$154.3	$150.9	$160.0
Additions to Long-Lived Assets
Americas:
United States	$7.0	$8.3	$7.7
Other Americas	2.5	4.4	2.9
	9.5	12.7	10.6
Southern Europe:
France	9.3	12.9	18.1
Italy	2.6	2.1	2.2
Other Southern Europe	4.4	5.0	5.9
	16.3	20.0	26.2
Northern Europe	7.3	7.7	16.6
APME	14.1	8.2	6.8
Corporate	—	0.1	0.1
	$47.2	$48.7	$60.3

(a) Further breakdown of long-lived assets by geographical region was as follows:

Long-Lived Assets	2020	2019	2018
United States	$16.5	$20.5	$22.4
France	44.8	46.9	50.1
Italy	6.0	5.2	5.0
United Kingdom	5.0	5.8	7.0
Total Foreign	137.8	130.4	137.6

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

Guarantees

We have entered into certain guarantee contracts and stand-by letters of credit that total $890.0 as of December 31, 2020 ($838.4 for guarantees and $51.6 for stand-by letters of credit, respectively). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

(16) Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2020
Revenues from services	$4,619.1	$3,742.2	$4,584.8	$5,054.9	$18,001.0
Gross profit	724.0	576.7	725.1	798.9	2,824.7
Operating profit (loss) (a)(c)(d)(e)	37.7	(50.0)	61.6	138.3	187.6
Net earnings (loss) (a)(b)(c)(d)(e)(f)	1.7	(64.4)	10.3	76.2	23.8
Net earnings (loss) per share - basic	$0.03	$(1.11)	$0.18	$1.34	$0.41
Net earnings (loss) per share - diluted(g)	0.03	(1.11)	0.18	1.33	0.41
Dividends per share	—	1.09	—	1.17	2.26

Year Ended December 31, 2019
Revenues from services	$5,044.9	$5,373.1	$5,248.9	$5,196.6	$20,863.5
Gross profit	804.8	870.4	840.3	859.6	3,375.1
Operating profit(h)(i)(k)	105.5	130.8	217.0	191.6	644.9
Net earnings(h)(i)(j)(k)	53.5	127.3	146.1	138.8	465.7
Net earnings per share - basic	$0.88	$2.12	$2.44	$2.35	$7.78
Net earnings per share - diluted(l)	0.88	2.11	2.42	2.33	7.72
Dividends per share	—	1.09	—	1.09	2.18

(a) Included restructuring costs of $48.2, $40.2 net of tax, $49.9, $42.1 net of tax, and $12.6, $8.7 net of tax, recorded in the first, third and fourth quarter, respectively.

(b) Included pension settlement expenses related to one of our United States plans of $10.2, $6.3 net of tax, recorded in the first quarter.

(c) Included goodwill impairment charge of $66.8 recorded in selling and administrative expenses and related tax charges of $3.7 recorded in provision for income taxes in the second quarter.

(d) Included software impairment charge of $6.0, $4.5 net of tax, recorded in the second quarter.

(e) Included loss on the disposition of subsidiaries of $5.8, $5.2 net of tax, recorded in the third quarter.

(f) Included discrete valuation allowance in Germany of $12.4 recorded in the third quarter.

(g) Included in the results are restructuring costs per diluted share of $(0.69), $(0.72), and $(0.15) for the first, third, and fourth quarter, respectively, pension settlement expenses per diluted share of $(0.11) for the first quarter, goodwill and related tax charges per diluted share of $(1.21) for the second quarter, software impairment charge of $(0.08) for the second quarter, loss on the disposition of subsidiaries of $(0.09) for the third quarter, and discrete valuation allowance in Germany of $(0.21) for the third quarter.

(h) Included restructuring costs of $39.8, $31.4 net of tax, recorded in the first quarter.

(i) Included goodwill impairment and related charges of $65.6 recorded in selling and administrative expenses and related tax charges of $10.3 recorded in provision for income taxes in the second quarter.

(j) Included gain of $80.4 from the acquisition of the remaining controlling interest in Manpower Switzerland recorded in interest and other expenses (income), net in the second quarter.

(k) Included gain of $30.4 from the ManpowerGroup Greater China Limited IPO recorded in the third quarter.

(l) Included in the results are restructuring costs per diluted share of $(0.51) for the first quarter, goodwill and related tax and other charges per diluted share of $(1.26) for the second quarter, Manpower Switzerland acquisition gain per diluted share of $1.32 for the second quarter and ManpowerGroup Greater China Limited IPO gain per diluted share of $0.50 for the third quarter.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation we have concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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
(b)

Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.

(c)

The board of directors has determined that each of Gina R. Boswell, John F. Ferraro, and Paul Read, chair of the audit committee, is an “audit committee financial expert.” Ms. Boswell, Mr. Ferraro, and Mr. Read are all “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

(d)

Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021 under the caption “Election of Directors - Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

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

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021, under the captions "Compensation Discussion and Analysis," "Compensation Tables" and "CEO Pay Ratio;" under the caption “Executive Compensation and Human Resources Committee Interlocks and Insider Participation;” and under the caption “Report of the Executive Compensation and Human Resources Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021, under the caption “Security Ownership of Certain Beneficial Owners,” and under the caption “Beneficial Ownership of Directors and Executive Officers,” which information is hereby incorporated herein by reference.

The following table sets forth information as of December 31, 2020 about our shares of common stock outstanding and available for issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2020	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2020 ($)	Weighted-average contractual term of outstanding options, warrants and rights as of December 31, 2020 (years)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2020 (excluding securities reflected in the first column) (1)
Equity compensation plans approved by security holders	1,660,725	91.14	3.8	4,956,446
Equity compensation plans not approved by security holders	—	—	—	—
Total	1,660,725	91.14	3.8	4,956,446

(1) Includes the number of shares remaining available for future issuance under the following plans: 1990 Employee Stock Purchase Plan – 51,352 shares; Savings Related Share Option Scheme – 591,055 shares; and 2011 Equity Incentive Plan – 4,314,039 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021, under the caption “Board Independence and Related Party Transactions” and “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021, under the captions “Fees Billed by Deloitte & Touche” and “Independent Auditor Services Policy” in the Audit Committee Report, which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedule.

SCHEDULE II—Valuation and Qualifying Accounts

For the years ended December 31, 2020, 2019 and 2018, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2020	$113.5	$20.3	$(17.8)	$8.1	$4.0	$128.1
2019	115.7	21.8	(19.1)	(5.0)	0.1	113.5
2018	110.8	23.0	(12.0)	(6.3)	0.2	115.7

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

(c) Exhibits.

3.1	Amended and Restated Articles of Incorporation of ManpowerGroup Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

3.2	Text of Amendments to the ManpowerGroup Inc. Amended and Restated By-laws, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

3.3

Amended and Restated By-laws of ManpowerGroup Inc., as amended through April 16, 2020 (complete version), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors Under the 2011 Equity Incentive Plan (Amended and Restated January 1, 2020), incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 **

10.6(b)

ManpowerGroup Inc. Compensation for Non-Employee Directors (Amended and Restated Effective January 1, 2020. incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2019**

10.6(c)

Severance Agreement between Jonas Prising and the Company dated as of February 14, 2020, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. **

10.6(d)	Severance Agreement between Mara Swan and the Company dated as of December 11, 2017, incorporated by reference to the Company’s Current Report on Form 8-K dated December 12, 2017. **

10.6(e)

Form of Amendment to Severance Agreement entered into between the Company and Mara Swan, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. **

10.6(f)

Severance Agreement dated November 8, 2018 between the Company and Richard Buchband, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  **

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

10.7(f)	2019 Restricted Stock Unit Agreement, under the 2011 Equity Incentive Plan of ManpowerGroup Inc., dated as of August 14, 2019 between Michelle S. Nettles and the Company. **

10.8(a)	Severance Agreement between Michelle S. Nettles and the Company dated as of August 14, 2019. **

10.8(b)	Severance Agreement between John T. McGinnis and the Company dated December 12, 2018, incorporated by reference to the Company's Current Report on Form 8-K dated December 12, 2018. **

10.8(c)	Letter Agreement between John T. McGinnis and the Company dated as of November 17, 2015, incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 2016. **

10.9	ManpowerGroup Inc. Annual Incentive Plan, incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2018. **

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

**    Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWERGROUP INC.

By:	/s/ Jonas Prising
Jonas Prising Chairman and Chief Executive Officer

Date:	February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonas Prising Jonas Prising	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)	February 19, 2021

/s/ John T. McGinnis John T. McGinnis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2021

/s/ Donald Mondano Donald Mondano	Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)	February 19, 2021

Directors: Gina R. Boswell, Jean-Philippe Courtois, Cari M. Dominguez, William Downe, John F. Ferraro, William P. Gipson, Patricia A. Hemingway Hall, Julie M. Howard, Ulice Payne, Jr., Paul Read, Elizabeth P. Sartain, and Michael J. Van Handel

By:	/s/ Richard Buchband
Richard Buchband Attorney-In-Fact*

Date:	February 19, 2021

*    Pursuant to authority granted by powers of attorney, copies of which are filed herewith.