Form 10-Q
period 2021-03-31
ManpowerGroup Inc.
filed 2021-05-07
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at May 5, 2021
Common Stock, $.01 par value	54,525,722

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	March 31, 2021	December 31, 2020

Cash and cash equivalents	$1,522.7	$1,567.1
Accounts receivable, less allowance for doubtful accounts of $124.1 and $128.1, respectively	4,892.7	4,912.4
Prepaid expenses and other assets	208.9	186.9
Total current assets	6,624.3	6,666.4

Other Assets:
Goodwill	1,215.0	1,225.8
Intangible assets, less accumulated amortization of $427.0 and $425.4, respectively	240.4	248.6
Operating lease right-of-use assets	378.2	400.7
Other assets	660.0	651.6
Total other assets	2,493.6	2,526.7

Property and Equipment:
Land, buildings, leasehold improvements and equipment	599.0	614.7
Less: accumulated depreciation and amortization	472.4	479.6
Net property and equipment	126.6	135.1
Total assets	$9,244.5	$9,328.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2021	December 31, 2020
Current Liabilities:
Accounts payable	$2,723.5	$2,527.4
Employee compensation payable	205.7	231.8
Accrued liabilities	590.4	602.1
Accrued payroll taxes and insurance	692.1	752.0
Value added taxes payable	513.6	551.1
Short-term borrowings and current maturities of long-term debt	25.1	20.4
Total current liabilities	4,750.4	4,684.8

Other Liabilities:
Long-term debt	1,057.5	1,103.5
Long-term operating lease liability	285.3	305.1
Other long-term liabilities	773.9	781.2
Total other liabilities	2,116.7	2,189.8

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 117,725,183 and 117,555,991 shares, respectively	1.2	1.2
Capital in excess of par value	3,411.0	3,402.5
Retained earnings	3,450.8	3,388.8
Accumulated other comprehensive loss	(437.8)	(397.3)
Treasury stock at cost, 63,086,793 and 61,990,021 shares, respectively	(4,058.9)	(3,954.2)
Total ManpowerGroup shareholders’ equity	2,366.3	2,441.0
Noncontrolling interests	11.1	12.6
Total shareholders’ equity	2,377.4	2,453.6
Total liabilities and shareholders’ equity	$9,244.5	$9,328.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues from services	$4,924.4	$4,619.1
Cost of services	4,156.3	3,895.1
Gross profit	768.1	724.0
Selling and administrative expenses	669.7	686.3
Operating profit	98.4	37.7
Interest and other expenses, net	5.4	20.5
Earnings before income taxes	93.0	17.2
Provision for income taxes	31.0	15.5
Net earnings	62.0	$1.7
Net earnings per share – basic	$1.12	$0.03
Net earnings per share – diluted	$1.11	$0.03
Weighted average shares – basic	55.1	58.7
Weighted average shares – diluted	55.7	59.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2021	2020
Net earnings	$62.0	$1.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(96.5)	(84.9)
Translation adjustments on derivative instruments, net of income taxes of $14.4 and $5.4, respectively	49.6	10.7
Translation adjustments of long-term intercompany loans	5.6	1.5
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.3 and $7.7, respectively	0.8	1.3
Pension settlement related to a U.S. plan, net of income taxes of $(3.9) for 2020	—	6.6
Total other comprehensive loss	(40.5)	(64.8)
Comprehensive income (loss)	$21.5	$(63.1)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net earnings	$62.0	$1.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17.9	18.6
Non-cash operating lease right-of-use assets impairment	-	8.2
Deferred income taxes	(10.6)	(5.0)
Provision for doubtful accounts	5.2	5.2
Share-based compensation	7.5	4.6
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(94.5)	378.3
Other assets	(39.5)	-
Other liabilities	192.9	(230.6)
Cash provided by operating activities	140.9	181.0

Cash Flows from Investing Activities:
Capital expenditures	(12.7)	(9.1)
Acquisition of businesses, net of cash acquired	(7.1)	-
Proceeds from the sale of investments, property and equipment	0.7	0.8
Cash used in investing activities	(19.1)	(8.3)

Cash Flows from Financing Activities:
Net change in short-term borrowings	4.9	(9.6)
Proceeds from long-term debt	0.1	0.3
Repayments of long-term debt	(2.2)	(0.1)
Payments of contingent consideration for acquisitions	(5.8)	-
Proceeds from share-based awards	1.7	10.0
Other share-based award transactions	(4.6)	(6.5)
Repurchases of common stock	(100.1)	(63.8)
Cash used in financing activities	(106.0)	(69.7)

Effect of exchange rate changes on cash	(60.2)	(29.3)
Change in cash and cash equivalents	(44.4)	73.7

Cash and cash equivalents, beginning of period	1,567.1	1,025.8
Cash and cash equivalents, end of period	$1,522.7	$1,099.5

Supplemental Cash Flow Information:
Interest Paid	$4.8	$6.0
Income taxes paid, net	$19.8	$19.8
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$11.0	$15.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2020	117,555,991	$1.2	$3,402.5	$3,388.8	$(397.3)	$(3,954.2)	$12.6	$2,453.6
Net earnings				62.0				62.0
Other comprehensive loss					(40.5)			(40.5)
Issuances under equity plans	169,192		1.0			(4.6)		(3.6)
Share-based compensation expense			7.5					7.5
Repurchases of common stock						(100.1)		(100.1)
Noncontrolling interest transactions							(1.5)	(1.5)
Balance, March 31, 2021	117,725,183	$1.2	$3,411.0	$3,450.8	$(437.8)	$(4,058.9)	$11.1	$2,377.4

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2019	117,190,883	$1.2	$3,370.6	$3,494.1	$(441.0)	$(3,681.9)	$18.5	$2,761.5
Net earnings				1.7				1.7
Other comprehensive loss					(64.8)			(64.8)
Issuances under equity plans	293,298		5.9			(6.4)		(0.5)
Share-based compensation expense			4.6					4.6
Repurchases of common stock						(63.8)		(63.8)
Noncontrolling interest transactions							0.3	0.3
Balance, March 31, 2020	117,484,181	$1.2	$3,381.1	$3,495.8	$(505.8)	$(3,752.1)	$18.8	$2,639.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2021 and 2020

(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K.

The information furnished reflects all adjustments that, in the opinion of management, were necessary for a fair statement of the Consolidated Financial Statements for the periods presented. Such adjustments were of a normal recurring nature, unless otherwise disclosed.

COVID-19

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and global macroeconomic disruption. The COVID-19 crisis began to negatively impact our business, operations and consolidated financial statements during the last two weeks of March 2020, with significant lockdown measures implemented by the end of March 2020 in our main markets in Europe and North America, as well as in certain other countries. We continued to experience the negative impacts of the COVID-19 crisis in the first quarter of 2021, particularly in Europe, which caused governments to impose more targeted and localized restrictions unlike the country-wide lockdowns and restrictions experienced in March 2020 and the second quarter of 2020. Although many markets strengthened throughout the first quarter of 2021, these restrictions had an adverse effect of curtailing economic activity in certain markets, affecting demand for our services. Continued uncertainty remains as to the future impact of the pandemic on global and local economies.

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

A rollforward of our allowance for doubtful accounts is shown below:

Three Months Ended March 31, 2021
Balance, December 31, 2020	$128.1
Provisions charged to earnings	5.2
Write-offs	(4.9)
Translation adjustments	(4.5)
Reclassifications and other	0.2
Balance, March 31, 2021	$124.1

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

The fair value of each reporting unit was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the United Kingdom and Netherlands reporting units, both of which are part of the Northern Europe segment. The United Kingdom reporting unit had a fair value exceeding carrying value of approximately 12%. Key assumptions included in the United Kingdom discounted cash flow valuation performed during the third quarter of 2020 were a discount rate of 11.5%, a terminal value revenue growth rate of 1.0%, and a terminal value OUP margin of 3.1%. The Netherlands reporting unit had a fair value that exceeded its carrying value by approximately 3.3%. Key assumptions included in the Netherlands discounted cash flow valuation performed during the third quarter of 2020 included a discount rate of 10.9%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.5%. Should the operations of the United Kingdom and Netherlands reporting units incur further decreases in the operating results, including declines in profitability and cash flow due to continued deterioration in macroeconomic, industry and market conditions, including uncertainty of the financial impacts from COVID-19, some or all of the recorded goodwill for the Netherlands or United Kingdom reporting units, which were $114.6 and $101.0, respectively, as of March 31, 2021 could be subject to impairment.

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

(2) Recent Accounting Standards

Accounting Standards Effective as of January 1, 2021

In December 2019, the FASB issued new guidance on income taxes. The guidance removes certain exceptions to the general income tax accounting principles, and clarifies and amends existing guidance to facilitate consistent application of the accounting principles. The new guidance was effective for us as of January 1, 2021. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In January 2020, the FASB issued new guidance on equity method investments. The guidance clarifies the interactions between the existing accounting standards on equity securities, equity method and joint ventures, and derivatives and hedging. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The new guidance was effective for us as of January 1, 2021. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Standards

In March 2020, the FASB issued new guidance on accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offerings related to alternative reference interest rates. The guidance is effective upon issuance and can be applied to applicable contract modifications through December 31, 2022. We are currently assessing the impact of the transition from LIBOR to alternative reference interest rates. This adoption has not had a material impact on our Consolidated Financial Statements.

(3) Revenue Recognition

For certain client contracts where we recognize revenues over time, we recognize the amount that we have the right to invoice, which corresponds directly to the value provided to the client of our performance to date.

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to March 31, 2021, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $35.1 at March 31, 2021 and $34.9 at December 31, 2020.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for descriptions of revenue service types.

	3 Months Ended March 31,
	2021					2020
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$510.1	$28.8	$28.5	$41.4	$608.8	$518.7	$30.1	$25.0	$37.1	$610.9
Other Americas	374.9	9.9	6.1	3.2	394.1	379.5	12.4	5.5	2.7	400.1
	885.0	38.7	34.6	44.6	1,002.9	898.2	42.5	30.5	39.8	1,011.0
Southern Europe:
France	1,084.0	86.5	12.8	5.6	1,188.9	998.3	78.1	12.5	4.9	1,093.8
Italy	381.5	7.7	9.7	3.9	402.8	307.1	8.7	8.2	3.7	327.7
Other Southern Europe	460.8	92.6	11.7	3.5	568.6	415.9	90.6	13.9	2.8	523.2
	1,926.3	186.8	34.2	13.0	2,160.3	1,721.3	177.4	34.6	11.4	1,944.7
Northern Europe	1,018.8	64.8	29.5	20.7	1,133.8	949.6	70.9	31.3	16.7	1,068.5
APME	480.8	98.4	37.4	10.8	627.4	466.6	83.2	36.9	8.2	594.9
Total	$4,310.9	$388.7	$135.7	$89.1	$4,924.4	$4,035.7	$374.0	$133.3	$76.1	$4,619.1

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	3 Months Ended March 31,
	2021			2020
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$594.7	$14.1	$608.8	$597.8	$13.1	$610.9
Other Americas	390.2	3.9	394.1	396.5	3.6	400.1
	984.9	18.0	1,002.9	994.3	16.7	1,011.0
Southern Europe:
France	1,176.9	12.0	1,188.9	1,082.1	11.7	1,093.8
Italy	393.5	9.3	402.8	320.0	7.7	327.7
Other Southern Europe	558.9	9.7	568.6	511.5	11.7	523.2
	2,129.3	31.0	2,160.3	1,913.6	31.1	1,944.7
Northern Europe	1,107.8	26.0	1,133.8	1,041.4	27.1	1,068.5
APME	607.9	19.5	627.4	575.3	19.6	594.9
Total	$4,829.9	$94.5	$4,924.4	$4,524.6	$94.5	$4,619.1

(4) Share-Based Compensation Plans

During the three months ended March 31, 2021 and 2020, we recognized share-based compensation expense of $7.5 and $4.6, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $1.7 and $10.0 for the three months ended March 31, 2021 and 2020, respectively.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares granted to employees and members of our Board of Directors, and the weighted-average fair value per share for shares granted during the first quarter of 2021 and 2020 are presented in the table below:

	For the Three Months Ended March 31,
	2021		2020
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	130	$22.83	156	$18.95
Deferred Stock Units	12	90.18	11	97.10
Restricted Stock Units	197	85.66	188	86.47
Performance Share Units	203	84.34	119	85.25
Total Shares Granted	542	$70.19	474	$64.18

(5) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. For the three months ended March 31, 2021, the total cash consideration paid for acquisitions, net of cash acquired, was $12.9, which includes consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions. No cash consideration was paid for acquisitions for the three months ended March 31, 2020.

(6) Restructuring Costs

We did not record any net restructuring costs during the three months ended March 31, 2021. We recorded net restructuring costs of $48.2 during the three months ended March 31, 2020, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the three months ended March 31, 2021, we made payments of $13.8 out of our restructuring reserve that was created in 2020 and 2019. We expect a majority of the remaining $32.3 reserve will be paid by the end of 2021.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate	Total
Balance, January 1, 2021	$1.9	$3.5	$40.7	$—	$—	$46.1
Costs paid or utilized	(0.5)	(1.1)	(12.2)	—	—	(13.8)
Balance, March 31, 2021	$1.4	$2.4	$28.5	$—	$—	$32.3
(1)	Balances related to the United States were $1.4 and $0.9 as of December 31, 2020 and March 31, 2021, respectively.
(2)	Balances related to France were $0.6 and $0.5 as of December 31, 2020 and March 31, 2021. Balances related to Italy were $1.4 and $1.1 as of December 31, 2020 and March 31, 2021, respectively.

(7) Income Taxes

We recorded income tax expense at an effective rate of 33.3% for the three months ended March 31, 2021, as compared to an effective rate of 90.2% for the three months ended March 31, 2020. The 2021 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 27.5%, the enacted 50% reduction in the French business tax rate, and a higher level of pre-tax earnings. The 33.3% effective tax rate in the first quarter of 2021 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

As of March 31, 2021, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $65.2 that would favorably impact the effective tax rate if recognized. As of December 31, 2020, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $64.5. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2014 through 2021 for our major operations in France, Italy, the United Kingdom, and the United States. As of March 31, 2021, we are subject to tax audits in Austria, Denmark, France, Germany, Netherlands, Portugal, and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	3 Months Ended
	March 31,
	2021	2020
Net earnings available to common shareholders	$62.0	$1.7
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	55.1	58.7
Effect of dilutive securities - stock options	0.1	-
Effect of other share-based awards	0.5	0.3
Weighted-average common shares outstanding - diluted	55.7	59.0
Net earnings per share - basic	$1.12	$0.03
Net earnings per share - diluted	$1.11	$0.03

There were no shares and 0.6 million share-based awards excluded from the calculation of net earnings per share - diluted for the three months ended March 31, 2021 and 2020, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	March 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,215.0	$—	$1,215.0	$1,225.8	$—	$1,225.8
Intangible assets:
Finite-lived:
Customer relationships	$467.4	$408.9	$58.5	$473.0	$403.8	$69.2
Other	22.6	18.1	4.5	21.9	21.6	0.3
	490.0	427.0	63.0	494.9	425.4	69.5
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	125.4	—	125.4	127.1	—	127.1
	177.4	—	177.4	179.1	—	179.1
Total intangible assets	$667.4	$427.0	$240.4	$674.0	$425.4	$248.6

(1) Balances were net of accumulated impairment loss of $644.2 as of both March 31, 2021 and December 31, 2020.

(2) Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2021 and December 31, 2020.

Total consolidated amortization expense related to intangible assets for the remainder of 2021 is expected to be $11.8 and in each of the next five years as follows: 2022- $13.1, 2023- $10.6, 2024- $8.3, 2025 - $6.1, 2026- $2.2.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate(3)	Total
Balance, December 31, 2020	$536.6	$154.9	$326.6	$81.7	$126.0	$1,225.8
Acquisitions	2.9	—	—	—	—	2.9
Currency impact	0.5	(7.0)	(4.9)	(2.3)	—	(13.7)
Balance, March 31, 2021	$540.0	$147.9	$321.7	$79.4	$126.0	$1,215.0

(1) Balances related to the United States were $490.2 and $493.1 as of December 31, 2020 and March 31, 2021, respectively.

(2) Balances related to France were $73.3 and $70.4 as of December 31, 2020 and March 31, 2021, respectively. Balances related to Italy were $4.2 and $4.0 as of December 31, 2020 and March 31, 2021.

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

Goodwill balances by reporting unit were as follows:

	March 31,	December 31,
	2021	2020
United States	$548.6	$545.7
Netherlands	114.6	119.3
United Kingdom	101.0	100.2
France	70.4	73.3
Other reporting units	380.4	387.3
Total goodwill	$1,215.0	$1,225.8

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	3 Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan
	2021	2020	2021	2020
Service cost	$5.6	$5.1	$—	$—
Interest cost	1.5	2.3	0.1	0.1
Expected return on assets	(3.1)	(3.4)	—	—
Settlement loss	-	10.2	—	—
Other	1.4	0.9	(0.2)	(0.2)
Total benefit cost (credit)	$5.4	$15.1	$(0.1)	$(0.1)

During the three months ended March 31, 2021, contributions made to our pension plans were $4.4 and contributions made to our retiree health care plan were $0.3. During 2021, we expect to make total contributions of approximately $16.0 to our pension plans and to fund our retiree health care payments as incurred.

Pension Settlement

During the three months ended March 31, 2020, we fully settled our United States Qualified Retirement Plan (the “Plan”) liability. We purchased annuities of $19.2 and settled lump sum payments of $3.2 from the Plan in January and February 2020, respectively. The completion of lump sum payments in February and transfer of remaining participants to the Pension Benefit Guarantee Corporation (PBGC) in March triggered final settlement of the plan. Upon settlement of the pension liability, we reclassified the related pension losses of $6.6, net of tax, recorded in accumulated other comprehensive loss to the Consolidated Statements of Comprehensive (Loss) Income. The total amount of the required payout to plan participants was determined based on employee elections and market conditions at the time of settlement. The standard PBGC audit was completed in March 2021, and the remaining plan assets of $16.6 which were in excess of the pension liability upon settlement will be utilized to fund future qualified 401(k) plan contributions.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31,	December 31,
	2021	2020
Foreign currency translation	$(168.6)	$(72.1)
Translation loss on derivative instruments, net of income tax benefit of $(20.5) and $(34.9), respectively	(31.6)	(81.2)
Translation loss on long-term intercompany loans	(127.7)	(133.3)
Defined benefit pension plans, net of income tax benefit of $(37.9) and $(38.2), respectively	(110.4)	(111.4)
Retiree health care plan, net of income taxes of $1.8 for both 2021 and 2020	0.5	0.7
Accumulated other comprehensive loss	$(437.8)	$(397.3)

Noncontrolling Interests

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. We recorded income of $0.9 and expenses of $0.6 for the three months ended March 31, 2021 and 2020, respectively.

Share Repurchases

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization is in addition to the August 2018 Board authorization to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2021, we repurchased a total of 1.1 million shares under the 2019 authorization at a cost of $100.1. During the first quarter of 2020, we repurchased a total of 0.9 million shares comprised of 0.8 million shares under the 2018 authorization and 0.1 million shares under the 2019 authorization, at a total cost of $63.8. As of March 31, 2021, there were 2.3 million shares remaining authorized for repurchase under the 2019 authorization and no shares remaining authorized for repurchase under the 2018 authorization.

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	3 Months Ended
	March 31,
	2021	2020
Interest expense	$10.2	$11.1
Interest income	(3.1)	(3.7)
Foreign exchange loss	2.5	3.1
Miscellaneous (income) expense, net(1)	(4.2)	10.0
Interest and other expenses, net	$5.4	$20.5

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

The €400.0 ($468.5) notes due September 2022 and the €500.0 ($582.6) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of March 31, 2021.

In September 2019, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCI for the three months ended March 31, 2021 and 2020 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	3 Months Ended March 31,
Instrument	2021	2020
Euro Notes	$43.7	$16.4
Cross-currency swaps	20.5	(7.5)

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

In April 2019, we entered into a cross-currency swap agreement to convert our intercompany fixed-rate, CHF denominated note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swap agreement is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €202.3 with a fixed annual interest rate of 1.256%. This hedging arrangement has been designated as a cash flow hedge. The swap matures in April 2022, which matches the term of the intercompany note. Gains and losses from the hedge offset the changes in the value of principal and interest payments as a result of changes in foreign exchange rates. In September 2019, we entered into a cross-currency swap agreement to convert an additional intercompany fixed-rate CHF note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swap is identical to the original April 2019 swap, and fixes the principal of €55.4 with a fixed interest rate of 1.143%. The swap matures in September 2022, which matches the term of the intercompany note.

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three months ended March 31, 2021 and 2020:

				Gain (Loss) Reclassified
	Gain (Loss) Recognized in OCI			from AOCI into Income
	3 Months Ended March 31,		Location of Gain (Loss) Reclassified	3 Months Ended March 31,
Instrument	2021	2020	from AOCI into Income	2021	2020
Cross-currency swaps	$(5.3)	$5.7	Interest and other expenses, net	$5.2	$5.7

We expect the net amount of pre-tax derivative gains included in AOCI at March 31, 2021 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2021 was as follows:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
Instrument	Recognized in Income	3 Months Ended March 31,
		2021	2020
Foreign currency forward contracts	Interest and other expenses, net	$(6.9)	$(0.2)

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

	Assets
		March 31,	December 31,
	Balance Sheet Location	2021	2020
Instruments designated as cash flow hedges:
Cross-currency swaps	Prepaid expenses and other assets	$4.2	$12.1
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts receivable, net	—	1.0
Total instruments		$4.2	$13.1

	Liabilities
		March 31,	December 31,
	Balance Sheet Location	2021	2020
Instruments designated as net investment hedges:
Euro Notes	Long-term debt	$1,051.1	$1,094.5
Cross-currency swaps	Accrued liabilities	10.1	30.5
Instruments not designated as hedges
Foreign currency forward contracts	Accrued liabilities	5.9	—
Total instruments		$1,067.1	$1,125.0

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,112.2 and $1,159.1 as of March 31, 2021 and December 31, 2020, respectively, compared to a carrying value of $1,051.1 and $1,094.5, respectively.

Our deferred compensation plan assets were $128.6 and $119.4 as of March 31, 2021 and December 31, 2020, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

The components of lease expense were as follows:

	3 Months Ended March 31,
	2021	2020
Operating lease expense	$35.5	$36.0
Short-term lease expense	1.5	3.9
Other lease expense(1)	$4.9	$4.3
Total lease expense	$41.9	$44.2
(1)	Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	3 Months Ended March 31,
Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$34.7	$36.0
Operating ROU assets obtained in exchange for lease obligations	11.0	15.3

	March 31,	December 31,
Supplemental Balance Sheet Information	2021	2020
Operating Leases

Operating lease ROU assets	$378.2	$400.7

Operating lease liabilities - current(1)	$113.5	$119.3
Operating lease liabilities - long-term	285.3	305.1
Total operating lease liabilities	$398.8	$424.4
(1)	Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

	March 31,
	2021	2020
Weighted Average Remaining Lease Term
Operating leases	5.1 years	5.6 years
Weighted Average Discount Rate
Operating leases	2.9%	3.0%

Maturities of operating lease liabilities as of March 31, 2021 were as follows:

(In millions)
Period Ending March 31, 2021	Operating Leases
Remainder of 2021	$95.6
2022	101.8
2023	75.0
2024	50.6
2025	34.2
2026	26.2
Thereafter	52.3
Total future undiscounted lease payments	$435.7
Less imputed interest	$(36.9)
Total operating lease liabilities	$398.8

(15) Segment Data

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

The segments derive a significant majority of their revenues from our staffing and interim services. The remaining revenues within these segments are derived from our outcome-based solutions and consulting services, permanent recruitment services, and other services. Segment revenues represent sales to external clients. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole. Due to the nature of our business, we generally do not have export sales.

	3 Months Ended March 31,
	2021	2020
Revenues from services:
Americas:
United States (a)	$608.8	$610.9
Other Americas	394.1	400.1
	1,002.9	1,011.0
Southern Europe:
France	1,188.9	1,093.8
Italy	402.8	327.7
Other Southern Europe	568.6	523.2
	2,160.3	1,944.7

Northern Europe	1,133.8	1,068.5
APME	627.4	594.9
Consolidated (b)	$4,924.4	$4,619.1

Operating unit profit (loss): (c)
Americas:
United States	$29.2	$2.3
Other Americas	14.9	14.3
	44.1	16.6
Southern Europe:
France	42.6	38.0
Italy	19.4	14.2
Other Southern Europe	11.4	0.8
	73.4	53.0

Northern Europe	4.8	(14.1)
APME	18.8	16.9
	141.1	72.4
Corporate expenses	(37.2)	(27.8)
Intangible asset amortization expense	(5.5)	(6.9)
Operating profit	98.4	37.7
Interest and other expenses, net	(5.4)	(20.5)
Earnings before income taxes	$93.0	$17.2

(a)

In the United States, revenues from services included fees received from the related franchise offices of $3.1 and $3.0 for the three months ended March 30, 2021 and 2020, respectively.   These fees are primarily based on revenues generated by the franchise offices, which were $117.5 and $76.5 for the three months ended March 31, 2021 and 2020, respectively.

(b)

Our consolidated revenues from services include fees received from our franchise offices of $3.6 and $3.3 for the three months ended March 31, 2021 and 2020, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $249.1 and $82.3 for the three months ended March 31, 2021 and 2020, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 27-28 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. Forward-looking statements are based on management’s current assumptions and expectations and are subject to risks and uncertainties that are beyond our control and may cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and other similar expressions. Important factors that could cause our actual results to differ materially from those contained in the forward-looking statements include, among others, the risk factors discussed in Item 1A – Risk Factors in our annual report on Form 10-K for the year-ended December 31, 2020, which information is incorporated herein by reference. Other risks and uncertainties include, but are not limited to, the impacts of the COVID-19 pandemic and related economic conditions and the Company’s efforts to respond to such impacts, including the possibility of additional lockdown restrictions; changes in labor and tax legislation in places we do business; failure to implement strategic technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increased demand, as we experienced in the first quarter of 2021, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses. By contrast, during periods of decreased demand, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues.

During the first quarter of 2021, we continued to see some recovery in the majority of our markets as we began to anniversary the significant COVID-19 related declines in our results that occurred during the last two weeks of the first quarter of 2020. Revenues increased 6.6% during the first quarter of 2021 compared to the year-earlier period. Our first quarter results reflect a stronger market environment and increased demand for our services in many of our key markets. Overall, we saw an increasing monthly rate of recovery as the quarter progressed, although the pandemic continued to limit the demand for our services across almost all of our operations. Furthermore, the recovery we experienced was not uniform, with some markets, particularly in Europe, continuing to experience COVID-19 related challenges. These challenges included the imposition of additional or extended lockdowns or other restrictions, which have impaired the rate of recovery. These restrictions have continued into the second quarter of 2021 and we expect to encounter targeted and localized lockdowns into the future. Although continued uncertainty remains as to the future impact of the pandemic on global and local economies, we have experienced strengthening demand across geographies and industries during the quarter and we expect the recovery will continue to move in a positive direction.

In addition to the impact from COVID-19 discussed above, results for the quarter were impacted by currency. During the first quarter of 2021, the United States dollar was weaker, on average, relative to the currencies in all of our markets, except in Other Americas, which therefore had a favorable impact on our reported results and generally may overstate the performance of our underlying business. The changes in the foreign currency exchange rates had a 6.0% favorable impact on revenues from services and an approximately $0.06 per share favorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the three months ended March 31, 2021, our businesses experienced improvement in year-over-year revenue trends from the fourth quarter reflecting a stronger market environment and continued signs of a global recovery. Our consolidated revenues increased 6.6% year-over-year in the quarter, an improvement from the 2.7% year-over-year decrease in the fourth quarter of 2020. As we began to anniversary the dramatic revenue declines as a result of the COVID-19 crisis and related lockdowns imposed by the European governments in the prior year period, specifically during the last two weeks of March 2020, we experienced a crossover from revenue declines to revenue growth throughout the first quarter of 2021. Following a monthly year-over-year revenue decline in January of 4.6% as some seasonal logistics work ended, we saw revenue growth of 3.4% in February and exited the quarter with growth of 22.5% in March. The progressive improvement from year-over-year revenue declines to revenue growth during the quarter reflects the continued increase in activity levels as the recovery continued to take hold across our key markets during the quarter, including strengthening demand for talent within the manufacturing sectors.

On an overall basis, our Talent Solutions business, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, experienced an increase in the quarter, which was driven mostly by increased demand for our MSP and RPO services. Our MSP business has remained resilient during the crisis and we experienced growth during the quarter as we assisted more clients to develop customized workforce solutions during the economic downturn. As workplaces reopen across our geographies and workers return in phased approaches, we are seeing increased demand for our HR skills within our RPO business as our clients put a greater emphasis on hiring.

During the first quarter of 2021 compared to 2020, most of our markets experienced revenue increases as the recovery continued to progress and as we anniversaried the sharp revenue declines in the last two weeks of March 2020 due to the COVID-19 crisis. We experienced a revenue increase in Southern Europe, mainly driven by the favorable impact of changes in currency exchange rates and increased demand in Italy. We experienced a revenue increase in Northern Europe mostly due to the favorable impact of changes in currency exchange rates and the increased demand in the United Kingdom. Revenues decreased 0.8% in the Americas driven by the decrease in the United States primarily due to the unfavorable impact of one fewer billing day and the unfavorable impact of changes in currency exchange rates in the markets within Other Americas. We experienced a 5.5% revenue increase in APME mostly from the increase in Japan, which was mainly due to an increase in demand for our staffing/interim revenues.

Our gross profit margin declined in the first quarter of 2021 compared to 2020 primarily due to an unfavorable change in business mix as the higher-margin permanent recruitment business represented a lower percentage of the revenues mix as a result of the COVID-19 crisis. The decrease was also due to the decline in our staffing/interim margins in the Americas, Southern Europe and Northern Europe as a result of the higher mix of our lower-margin enterprise client business. These decreases were partially offset by a higher mix of MSP gross profit due to strong growth during the quarter and the increase in staffing/interim margins in APME primarily due to the improvement in Japan.

Our operating profit increased 160.9% in the first quarter of 2021 while our operating profit margin increased 120 basis points compared to the first quarter of 2020. Excluding the restructuring costs in the prior year, our operating profit was up 14.4% while operating profit margin was up 10 basis points compared to the first quarter of 2020. The operating profit margin increased as we were able to increase our revenues while experiencing a decrease in our selling and administrative expenses due to the strategic initiatives and strong cost actions put in place in late March and early April of 2020.

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

Operating Results - Three Months Ended March 31, 2021 and 2020

The following table presents selected consolidated financial data for the three months ended March 31, 2021 as compared to 2020.

(in millions, except per share data)	2021	2020	Variance	Constant Currency Variance
Revenues from services	$4,924.4	$4,619.1	6.6%	0.6%
Cost of services	4,156.3	3,895.1	6.7%	0.6%
Gross profit	768.1	724.0	6.1%	0.5%
Gross profit margin	15.6%	15.7%
Selling and administrative expenses	669.7	686.3	(2.4)%	(7.5)%
Operating profit	98.4	37.7	160.9%	145.7%
Operating profit margin	2.0%	0.8%
Interest and other expenses, net	5.4	20.5	(73.6)%
Earnings before income taxes	93.0	17.2	439.2%	409.7%
Provision for income taxes	31.0	15.5	99.3%
Effective income tax rate	33.3%	90.2%
Net earnings	$62.0	$1.7	3562.0%	3361.0%
Net earnings per share – diluted	$1.11	$0.03	3600.0%	3400.0%
Weighted average shares – diluted	55.7	59.0	(5.7)%

The year-over-year increase in revenues from services of 6.6% (0.6% in constant currency and 0.9% in organic constant currency) was attributed to:

•

a revenue increase in Southern Europe of 11.1% (2.0% in constant currency). This included a revenue increase in France of 8.7% (-0.5% in constant currency), which was primarily due to the favorable impact of changes in currency exchange rates, partially offset by the unfavorable impact of approximately one fewer billing day. The increase also includes an increase in Italy of 22.9% (12.5% in constant currency), which was primarily due to the increased demand for our Manpower staffing services, an 18.1% increase (8.1% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates, partially offset by the unfavorable impact of approximately one fewer billing day;

•

a revenue increase in Northern Europe of 6.1% (-2.3 % in constant currency), primarily due to the favorable impact of changes in currency exchange rates, partially offset by the 5.4% decrease (-13.1% in constant currency) in the permanent recruitment business, primarily due to the impact of the COVID-19 crisis. We experienced revenue increases in the United Kingdom, the Nordics and the Netherlands of 12.4%, 8.4% and 3.7%, respectively (4.0%, -3.9% and -5.1%, respectively, in constant currency). These increases were partially offset by revenue declines in Germany and Belgium of 9.8% and 6.9%, respectively (-17.4% and -14.8%, respectively, in constant currency);

•

a revenue increase in APME of 5.5% (0.3% in constant currency) primarily due to the favorable impact of changes in currency exchange rates and the increase in demand for our staffing/interim services in Japan, partially offset by the unfavorable impact of approximately one fewer billing day in the quarter; partially offset by

•

a revenue decrease in the United States of 0.3% (-0.7% on an organic basis) primarily driven by decreased demand for our staffing/interim service due to the impacts of the COVID-19 crisis and the unfavorable impact of one fewer billing day. These decreases were partially offset by an increase in our permanent recruitment business of 14.5% (14.3% on an organic basis) and increased demand for our RPO and MSP offerings; and

•	a 6.0% increase due to the impact of changes in currency exchange rates.

The year-over-year 10 basis point decrease in gross profit margin was primarily attributed to:

•	a 10 basis point unfavorable change in business mix as the higher-margin permanent recruitment business represented a lower percentage of the revenues mix; and

•

a 10 basis point unfavorable impact from declines in the staffing/interim margins in the Americas, Southern Europe and Northern Europe due to the higher mix of our lower-margin enterprise client business; partially offset by

•	a 10 basis point favorable impact from the growth in our higher-margin MSP services within our Talent Solutions business.

The 2.4 % decrease in selling and administrative expenses in the first quarter of 2021 (-7.5% in constant currency; -7.2% in organic constant currency) was primarily attributed to:

•	restructuring costs of $48.2 million incurred in the first quarter of 2020; and
•

a 0.4% decrease (-5.7% in constant currency and -5.5% in organic constant currency) in non-personnel related costs, excluding restructuring costs, primarily driven by a reduction in discretionary expenses and a decline in office-related expenses due to a decrease in the number of offices; partially offset by

•	a 5.1% increase due to the impact of changes in currency exchange rates; and
•

a 7.7% increase (2.1% in constant currency and 2.3% in organic constant currency) in personnel costs due to the increase in variable incentive costs as a result of an increase in profitability in most markets.

Selling and administrative expenses as a percent of revenues decreased 130 basis points in the first quarter of 2021 compared to the first quarter of 2020 due primarily to:

•	a 100 basis point favorable impact as a result of the decrease in restructuring costs from $48.2 million in the first quarter of 2020 to zero in the first quarter of 2021;
•	a 30 basis point favorable impact due to the decrease in non-personnel related costs, excluding restructuring costs; and
•	a 10 basis point favorable impact from changes in currency exchange rates; partially offset by
•	a 10 basis point unfavorable impact from the increase in variable incentive costs.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses, net was $5.4 million in the first quarter of 2021 compared to $20.5 million in the first quarter of 2020. Net interest expense decreased $0.3 million in the first quarter of 2021 to $7.1 million from $7.4 million in the first quarter of 2021. Miscellaneous income was $4.2 million in the first quarter of 2021 compared to miscellaneous expense of $10.0 million in the first quarter of 2020. The change is primarily due to the pension settlement expenses of $10.2 million recorded in the first quarter of 2020 related to one of our United States plans, the increase in income from our equity investment in ManpowerGroup Greater China Limited, and the increase in the returns on pension plan assets.

We recorded income tax expense at an effective rate of 33.3% for three months ended March 31, 2021, as compared to an effective rate of 90.2% for the three months ended March 31, 2020. The 2021 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 27.5%, the enacted 50% reduction in the French business tax rate, and a higher level of pre-tax earnings. The 33.3% effective tax rate in the first quarter of 2021 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings. The COVID-19 crisis is creating uncertainty around predicting future earnings, and that uncertainty could make it more difficult for us to accurately estimate tax rates into the future.

Net earnings per share - diluted was $1.11 in the first quarter of 2021 compared to $0.03 in the first quarter of 2020. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.06 per share in the first quarter of 2021. Restructuring costs recorded in the first quarter of 2020 negatively impacted net earnings per share – diluted by approximately $0.68 per share, net of tax, in the first quarter of 2020. The pension settlement expense recorded in the first quarter of 2020 negatively impacted net earnings per share – diluted by approximately $0.11, net of tax, in the first quarter of 2020.

Weighted average shares - diluted decreased to 55.7 million in the first quarter of 2021 from 59.0 million in the first quarter of 2020. This decrease was due to the impact of share repurchases completed since the first quarter of 2020 and the full weighting of the repurchases completed in the first quarter of 2021.

Segment Operating Results

Americas

In the Americas, revenues from services decreased 0.8% (increase of 1.1% in constant currency and 0.8% in organic constant currency) in the first quarter of 2021 compared to the first quarter of 2020. In the United States, revenues from services decreased 0.3% (-0.7% on an organic basis) in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by decreased demand for our staffing/interim services due to the impacts of the COVID-19 crisis and the unfavorable impact of one fewer billing day during the quarter. The decreased demand for staffing/interim services in the United States was partially offset by increased demand for our MSP and RPO offerings along with a 14.5% increase (14.3% in organic constant currency) in our permanent recruitment business. In Other Americas, revenues from services decreased 1.5% (increase of 3.3% in constant currency) in the first quarter of 2021 compared to the first quarter of 2020 primarily due to the unfavorable impact of changes in currency exchange rates. This decline was driven by decreases in Mexico, Colombia and Peru of 5.8%, 19.0% and 14.8%, respectively (-3.6%, -18.4% and -8.3%, respectively, in constant currency). These decreases were partially offset by increases in Argentina, Canada and Brazil of 25.2%, 8.1% and 15.7%, respectively (80.3%, 1.7% and 42.3%, respectively, in constant currency). The increase in Argentina was primarily due to inflation.

Gross profit margin increased in the first quarter of 2021 compared to the first quarter of 2020 primarily due to gross profit margin increases in the United States from the increase in revenues from our higher-margin MSP and RPO offerings as well as the increase in our permanent recruitment business of 14.3% (15.4% in constant currency; 15.3% in organic constant currency). This increase was partially offset by the declines in the staffing/interim margin due to client mix changes, particularly in the United States, as a higher percentage of revenues came from our lower margin enterprise clients.

In the first quarter of 2021, selling and administrative expenses decreased 11.5% (-10.3% in constant currency and -10.5% in organic constant currency), primarily due to the decrease in restructuring costs to zero in the first quarter of 2021 compared to $12.8 million in the first quarter of 2020, the decrease in discretionary expenses and a decline in office-related expenses driven by a decrease in the number of offices. The decreases were partially offset by the increase in salary-related costs due to higher headcount in the quarter and an increase in variable incentive costs as a result of an increase in profitability in certain markets.

Operating Unit Profit (“OUP”) margin in the Americas was 4.4% and 1.6% for the first quarter of 2021 and 2020, respectively. In the United States, OUP margin increased to 4.8% in the first quarter of 2021 from 0.4% in the first quarter of 2020 primarily due to the decrease in restructuring costs and an increase in the gross profit margin. Other Americas OUP margin increased to 3.8% in the first quarter of 2021 from 3.6% in the first quarter of 2020 primarily due to the decrease in restructuring costs, partially offset by the decrease in the gross profit margin.

On April 23, 2021, new legislation was enacted in Mexico that will prohibit the provision of traditional temporary staffing services, only allowing outsourced worker assignments for specialized services outside of the client’s core business activity. The effective date for the new law is July 23, 2021. We are currently assessing the magnitude of the impact that this new legislation will have on our Mexico business pending the issuance of the final implementation and transition rules. We expect that the new legislation will reduce revenues and operating unit profit within our Mexico operations. Our Mexico operations approximated 2.8% of our consolidated revenues for the year ended December 31, 2020.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 11.1% (2.0% in constant currency) in the first quarter of 2021 compared to the first quarter of 2020. In the first quarter of 2021, revenues from services increased 8.7% (decrease of -0.5% in constant currency) in France (which represents 55% of Southern Europe’s revenues) and increased 22.9% (12.5% in constant currency) in Italy (which represents 19% of Southern Europe’s revenues). The increase in France is primarily due to the favorable impact of changes in currency exchange rates, partially offset by the unfavorable impact of one fewer billing day. The increase in Italy was primarily due to the increased demand for our Manpower staffing services and an 18.1% increase (8.1% in constant currency) in the permanent recruitment business, partially offset by the unfavorable impact of approximately one fewer billing day. In Other Southern Europe, revenues from services increased 8.7% (0.8% in constant currency) during the first quarter of 2021 compared to the first quarter of 2020, due to increased demand for our Manpower staffing services, partially offset by the decrease in our permanent recruitment business of 17.4% (-22.5% in constant currency) due to the continued impact of the COVID-19 crisis and the disposition of subsidiaries in Other Southern Europe in the third quarter of 2020.

Gross profit margin decreased in the first quarter of 2021 compared to the first quarter of 2020 primarily due to the decrease of 1.9% (-9.5% in constant currency) in the permanent recruitment business and the decrease in the staffing/interim gross profit margin as lower margin enterprise clients represented a larger percentage of revenues during the first quarter of 2021.

Selling and administrative expenses increased 2.3% (decrease of -6.0% in constant currency) during the first quarter of 2021 compared to the first quarter of 2020 primarily due to the unfavorable impact of changes in currency exchange rates and an increase in variable incentive costs due to an increase in profitability in certain markets. These increases were partially offset by the decrease in restructuring costs to zero in the first quarter of 2021 from $13.1 million in the first quarter of 2020 and the reduction in discretionary expenses.

OUP margin in Southern Europe was 3.4% for the first quarter of 2021 compared to 2.7% for the first quarter of 2020. In France, the OUP margin increased to 3.6% for the first quarter of 2021 from 3.5% in the first quarter of 2020 primarily due to our ability to increase revenues without a similar increase in expenses, partially offset by the decrease in the overall gross profit margin. In Italy, the OUP margin increased to 4.8% for the first quarter of 2021 from 4.3% for the first quarter of 2020 primarily due to the decrease in restructuring costs to zero in the first quarter of 2021 from $1.6 million in the first quarter of 2020. Other Southern Europe’s OUP margin increased to 2.0% in the first quarter of 2021 from 0.2% in the first quarter of 2020, primarily due to the decrease in restructuring costs to zero in the first quarter of 2021 from $11.5 million in the first quarter of 2020, partially offset by the decrease in the gross profit margin.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 38%, 20%, 14%, 11%, and 7%, respectively, of Northern Europe’s revenues), revenues from services increased 6.1% (decrease of -2.3% in constant currency) in the first quarter of 2021 compared to the first quarter of 2020. We experienced revenue increases in the United Kingdom, the Nordics and the Netherlands of 12.4%, 8.4% and 3.7%, respectively (increase of 4.0%, decrease of -3.9% and decrease of -5.1%, respectively, in constant currency) and revenue decreases in Germany and Belgium of 9.8% and 6.9%, respectively (-17.4% and -14.8%, respectively, in constant currency). The revenue increase in Northern Europe was due to the favorable impact of changes in currency exchange rates and the increase in demand for our Manpower staffing services, primarily in the United Kingdom, partially offset by a decrease in demand for our Experis interim services and a 5.4% decrease (-13.1% in constant currency) in the permanent recruitment business and the unfavorable impact of approximately one fewer billing day.

Gross profit margin decreased in the first quarter of 2021 compared to the first quarter of 2020 due to the decrease in our permanent recruitment business in the first quarter of 2021 compared to the first quarter of 2020, and the decline in the Manpower staffing margin due to client mix changes, as a higher percentage of revenues consisted of revenues from our lower-margin enterprise clients.

Selling and administrative expenses decreased 7.8% (-15.6% in constant currency) in the first quarter of 2021 compared to the first quarter of 2020 primarily due to the decrease in restructuring costs to zero in the first quarter of 2021 from $19.5 million in the first quarter of 2020, the unfavorable impact of changes in currency exchange rates and the decrease in non-personnel and discretionary costs. These decreases were partially offset by the increase in variable incentive costs due to an increase in profitability in certain markets.

OUP margin for Northern Europe increased to 0.4% in the first quarter of 2021 from an operating unit loss of 1.3% in the first quarter of 2020. The increase was primarily due to the decrease in restructuring costs, partially offset by the decrease in the gross profit margin.

APME

Revenues from services increased 5.5% (0.3% in constant currency) in the first quarter of 2021 compared to the first quarter of 2020. In Japan (which represents 45% of APME’s revenues), revenues from services increased 11.8% (8.9 % in constant currency) due to the increased demand for our staffing/interim services and the favorable impact of approximately one additional billing day, partially offset by a 3.5% decrease (-5.9% in constant currency) in our permanent recruitment business. In Australia (which represents 17% of

APME’s revenues), revenues from services increased 12.3% (decrease of -4.8% in constant currency) due to the favorable impact of changes in currency exchange rates, partially offset by the unfavorable impact of approximately three fewer billing days. The revenue decrease in the remaining markets in APME is due to the decline in demand for our staffing/interim services due to the COVID-19 crisis, partially offset by the increase in demand for our Talent-Based Outsourcing services within our Manpower business and the favorable impact of changes in currency exchange rates.

Gross profit margin increased in the first quarter of 2021 compared to the first quarter of 2020 primarily due to the increase in our staffing/interim margin, mostly in Japan.

Selling and administrative expenses increased 7.9% (0.9% in constant currency) in the first quarter of 2021 compared to the first quarter of 2020 primarily due to the unfavorable impact of changes in currency exchange rates and the increase in variable incentive costs due to an increase in profitability in certain markets. These were partially offset by the decrease of restructuring costs to zero in the first quarter of 2021 from $2.6 million in the first quarter of 2020.

OUP margin for APME increased to 3.0% in the first quarter of 2021 from 2.9% in the first quarter of 2020 due to the increase in the gross profit margin and the decrease in restructuring costs, partially offset by the increase in variable incentive costs.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	3 Months Ended March 31, 2021 Compared to 2020
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	608.8	(0.3)%	—	(0.3)%	0.4%	(0.7)%
Other Americas	394.1	(1.5)%	(4.8)%	3.3%	—	3.3%
	1,002.9	(0.8)%	(1.9)%	1.1%	0.3%	0.8%
Southern Europe:
France	1,188.9	8.7%	9.2%	(0.5)%	—	(0.5)%
Italy	402.8	22.9%	10.4%	12.5%	—	12.5%
Other Southern Europe	568.6	8.7%	7.9%	0.8%	(3.0)%	3.8%
	2,160.3	11.1%	9.1%	2.0%	(0.8)%	2.8%
Northern Europe	1,133.8	6.1%	8.4%	(2.3)%	—	(2.3)%
APME	627.4	5.5%	5.2%	0.3%	—	0.3%
Consolidated	4,924.4	6.6%	6.0%	0.6%	(0.3)%	0.9%
Gross Profit	768.1	6.1%	5.6%	0.5%	(0.1)%	0.6%
Selling and Administrative Expenses	669.7	(2.4)%	5.1%	(7.5)%	(0.3)%	(7.2)%
Operating Profit	98.4	160.9%	15.2%	145.7%	6.6%	139.1%
(a)	In millions for the three months ended March 31, 2021.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2021, we had $1,365.6 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations. With the enactment of the United States Tax Cuts and Jobs Act in December 2017, we no longer record United States federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding and other taxes on unremitted earnings that are not considered permanently invested.

Cash provided by operating activities was $140.9 million and $181.0 million during the three months ended March 31, 2021 and 2020, respectively. Changes in operating assets and liabilities generated $58.9 million of cash during the three months ended March 31, 2021 compared to $147.7 million of cash generated during the three months ended March 31, 2020. These changes were primarily attributable to an increase in accounts receivable due to the stronger market environment as the impact of the COVID-19 crisis has stabilized in many parts of the world.

Accounts receivable decreased to $4,892.1 million as of March 31, 2021 from $4,912.4 million as of December 31, 2020. This decrease is due to the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") increased to approximately 56 as of March 31, 2021 from approximately 54 as of December 31, 2020 due to unfavorable mix changes, with higher growth in countries with a higher average DSO.

The nature of our operations is such that our most significant current asset is accounts receivable and our most significant current liabilities are payroll related costs, which are generally paid either weekly or monthly. As the demand for our services increases, as we saw during the first quarter of 2021, we generally see an increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows.

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

Capital expenditures were $12.7 million for the three months ended March 31, 2021 compared to $9.1 million for the three months ended March 31, 2020. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The higher expenditures in 2021 compared to 2020 are primarily due to additional technology investments and the timing of capital expenditures.

From time to time, we acquire and invest in companies throughout the world, including franchises. For the three months ended March 31, 2021, the total cash consideration paid for acquisitions, net of cash acquired, was $12.9 million, which includes consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions.

Net debt borrowings were $2.8 million in the three months ended March 31, 2021 compared to net debt payments of $9.4 million in the three months ended March 31, 2020.

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

As of March 31, 2021, we had letters of credit totaling $0.5 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.5 million were available to us under the facility as of March 31, 2021.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of -0.09 to 1 and a fixed charge coverage ratio of 3.39 to 1 as of March 31, 2021. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

We have assessed what impact the COVID-19 crisis has had or may have on our liquidity position as of March 31, 2021 and for the near future. As of March 31, 2021, our cash and cash equivalents balance was $1,522.7 million. We also have access to the previously mentioned revolving credit facility that could immediately provide us with up to $600 million of additional cash, which remains unused as of March 31, 2021, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $200 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines of up to $300 million ($600 million in the third quarter) to meet the working capital needs of our subsidiaries, of which $268.5 million was available to use as of March 31, 2021. Our €500.0 million notes and €400.0 million notes that total $1,051.1 million as of March 31, 2021 mature in 2026 and 2022, thus, there are no payments due in the very near term except for annual interest payments. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future should the COVID-19 crisis cause any additional cash flow needs.

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization is in addition to the August 2018 Board authorization to purchase 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2021, we repurchased a total of 1.1 million shares under the 2019 authorization at a total cost of $100.1 million. During the first quarter of 2020, we repurchased a total of 0.9 million shares comprised of 0.8 million shares under the 2018 authorization and 0.1 million shares under the 2019 authorization, at a cost of $63.8 million. As of March 31, 2021, there were 2.3 million shares remaining authorized for repurchase under the 2019 authorization and no shares remaining authorized for repurchase under the 2018 authorization.

We had aggregate commitments of $2,169.9 million as of March 31, 2021 related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,197.6 million as of December 31, 2020.

We also have entered into guarantee contracts and stand-by letters of credit totaling $897.0 million and $890.0 million as of March 31, 2021 and December 31, 2020, respectively ($845.4 million and $838.4 million for guarantees, respectively, and $51.6 million for stand-by letters of credit as of both dates). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.5 million for both the three months ended March 31, 2021 and 2020.

We did not record any net restructuring costs during the three months ended March 31, 2021. We recorded net restructuring costs of $48.2 million during the three months ended March 31, 2020 in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. The costs paid or utilized out of our restructuring reserve were $13.8 million during the first quarter of 2021. We expect a majority of the remaining $32.3 million reserve will be paid by the end of 2021.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2020 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 1A – Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in the 2020 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the first quarter of 2021. As of March 31, 2021, there were 2.3 million shares remaining authorized for repurchase under the 2019 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1 - 31, 2021	481,482		$93.40	481,482	2,870,040
February 1 - 28, 2021	310,383	(1)	$93.63	256,299	2,613,741
March 1 - 31, 2021	316,042		$98.40	316,042	2,297,699
Total	1,107,907		$94.96	1,053,823	2,297,699
(1)	Includes 54,084 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and affiliates, to date in 2021:

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

(c)	audit services with respect to certain procedures and certifications where required.

Item 6 – Exhibits

10.1	Form of 2021 Performance Share Unit Agreement under the 2011 Equity Incentive Plan of ManpowerGroup Inc.

10.2	Form of 2021 Special Performance Share Unit Agreement under the 2011 Equity Incentive Plan of ManpowerGroup Inc.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: May 7, 2021

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)