Form 10-Q
period 2021-06-30
ManpowerGroup Inc.
filed 2021-08-06
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

June 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at August 4, 2021
Common Stock, $.01 par value	54,232,871

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$1,461.4	$1,567.1
Accounts receivable, less allowance for doubtful accounts of $125.4 and $128.1, respectively	5,203.3	4,912.4
Prepaid expenses and other assets	165.0	186.9
Total current assets	6,829.7	6,666.4

Other Assets:
Goodwill	1,219.1	1,225.8
Intangible assets, less accumulated amortization of $432.3 and $425.4, respectively	237.4	248.6
Operating lease right-of-use assets	367.2	400.7
Other assets	686.0	651.6
Total other assets	2,509.7	2,526.7

Property and Equipment:
Land, buildings, leasehold improvements and equipment	606.4	614.7
Less: accumulated depreciation and amortization	483.4	479.6
Net property and equipment	123.0	135.1
Total assets	$9,462.4	$9,328.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2021	December 31, 2020
Current Liabilities:
Accounts payable	$2,849.3	$2,527.4
Employee compensation payable	229.8	231.8
Accrued liabilities	577.6	602.1
Accrued payroll taxes and insurance	744.1	752.0
Value added taxes payable	526.3	551.1
Short-term borrowings and current maturities of long-term debt	23.1	20.4
Total current liabilities	4,950.2	4,684.8

Other Liabilities:
Long-term debt	1,070.2	1,103.5
Long-term operating lease liability	272.6	305.1
Other long-term liabilities	772.7	781.2
Total other liabilities	2,115.5	2,189.8

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 117,750,836 and 117,555,991 shares, respectively	1.2	1.2
Capital in excess of par value	3,423.1	3,402.5
Retained earnings	3,494.1	3,388.8
Accumulated other comprehensive loss	(422.3)	(397.3)
Treasury stock at cost, 63,518,754 and 61,990,021 shares, respectively	(4,109.0)	(3,954.2)
Total ManpowerGroup shareholders’ equity	2,387.1	2,441.0
Noncontrolling interests	9.6	12.6
Total shareholders’ equity	2,396.7	2,453.6
Total liabilities and shareholders’ equity	$9,462.4	$9,328.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues from services	$5,277.1	$3,742.2	$10,201.5	$8,361.3
Cost of services	4,417.0	3,165.5	8,573.3	7,060.6
Gross profit	860.1	576.7	1,628.2	1,300.7
Selling and administrative expenses, excluding goodwill impairment charge	690.2	559.9	1,359.9	1,246.2
Goodwill impairment charge	-	66.8	-	66.8
Selling and administrative expenses	690.2	626.7	1,359.9	1,313.0
Operating profit (loss)	169.9	(50.0)	268.3	(12.3)
Interest and other expenses, net	2.8	5.8	8.2	26.3
Earnings (loss) before income taxes	167.1	(55.8)	260.1	(38.6)
Provision for income taxes	55.5	8.6	86.5	24.1
Net earnings (loss)	111.6	$(64.4)	$173.6	$(62.7)
Net earnings (loss) per share – basic	$2.05	$(1.11)	$3.17	$(1.07)
Net earnings (loss) per share – diluted	$2.02	$(1.11)	$3.13	$(1.07)
Weighted average shares – basic	54.5	58.2	54.8	58.5
Weighted average shares – diluted	55.4	58.2	55.5	58.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net earnings (loss)	$111.6	$(64.4)	$173.6	$(62.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	28.3	37.3	(68.2)	(47.6)
Translation adjustments on derivative instruments, net of income taxes of $(4.2), $(5.3), $10.2 and $0.1, respectively	(14.2)	(9.3)	35.4	1.4
Translation adjustments of long-term intercompany loans	0.6	(1.9)	6.2	(0.4)
Defined benefit pension plans and retiree health care plan, net of income taxes of $2.3, $(0.1), $2.6 and $7.6, respectively	0.8	0.6	1.6	1.9
Pension settlement related to a U.S. plan, net of income taxes of $3.9 for 2020	—	—	—	6.6
Total other comprehensive income (loss)	15.5	26.7	(25.0)	(38.1)
Comprehensive income (loss)	$127.1	$(37.7)	$148.6	$(100.8)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net earnings (loss)	$173.6	$(62.7)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	34.4	37.0
Non-cash goodwill and other impairment charges	—	71.3
Non-cash operating lease right-of-use assets impairment	—	8.2
Deferred income taxes	(13.3)	(7.9)
Provision for doubtful accounts	9.2	10.9
Share-based compensation	16.9	11.5
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(381.7)	988.3
Other assets	(6.3)	(27.2)
Other liabilities	362.6	(433.3)
Cash provided by operating activities	195.4	596.1

Cash Flows from Investing Activities:
Capital expenditures	(24.6)	(18.9)
Acquisition of businesses, net of cash acquired	(7.1)	—
Proceeds from the sale of property and equipment	0.9	0.8
Cash used in investing activities	(30.8)	(18.1)

Cash Flows from Financing Activities:
Net change in short-term borrowings	3.1	(17.8)
Proceeds from long-term debt	0.3	1.1
Repayments of long-term debt	(2.2)	(0.1)
Payments of contingent consideration for acquisitions	(6.2)	(1.7)
Proceeds from share-based awards	4.2	6.8
Payments to noncontrolling interest	—	(0.8)
Other share-based award transactions	(4.6)	(6.6)
Repurchases of common stock	(150.1)	(63.8)
Dividends paid	(68.3)	(63.2)
Cash used in financing activities	(223.8)	(146.1)

Effect of exchange rate changes on cash	(46.5)	(19.1)
Change in cash and cash equivalents	(105.7)	412.8

Cash and cash equivalents, beginning of period	1,567.1	1,025.8
Cash and cash equivalents, end of period	$1,461.4	$1,438.6

Supplemental Cash Flow Information:
Interest Paid	$20.4	$21.2
Income taxes paid, net	$82.7	$59.5
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$15.2	$26.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2020	117,555,991	$1.2	$3,402.5	$3,388.8	$(397.3)	$(3,954.2)	$12.6	$2,453.6
Net earnings				62.0				62.0
Other comprehensive loss					(40.5)			(40.5)
Issuances under equity plans	169,192		1.0			(4.6)		(3.6)
Share-based compensation expense			7.5					7.5
Repurchases of common stock						(100.1)		(100.1)
Noncontrolling interest transactions							(1.5)	(1.5)
Balance, March 31, 2021	117,725,183	$1.2	$3,411.0	$3,450.8	$(437.8)	$(4,058.9)	$11.1	$2,377.4
Net earnings				111.6				111.6
Other comprehensive income					15.5			15.5
Issuances under equity plans	25,653		2.7			(0.1)		2.6
Share-based compensation expense			9.4					9.4
Dividends				(68.3)				(68.3)
Repurchases of common stock						(50.0)		(50.0)
Noncontrolling interest transactions							(1.5)	(1.5)
Balance, June 30, 2021	117,750,836	$1.2	$3,423.1	$3,494.1	$(422.3)	$(4,109.0)	$9.6	$2,396.7

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2019	117,190,883	$1.2	$3,370.6	$3,494.1	$(441.0)	$(3,681.9)	$18.5	$2,761.5
Net earnings				1.7				1.7
Other comprehensive loss					(64.8)			(64.8)
Issuances under equity plans	293,298		5.9			(6.4)		(0.5)
Share-based compensation expense			4.6					4.6
Repurchases of common stock						(63.8)		(63.8)
Noncontrolling interest transactions							0.3	0.3
Balance, March 31, 2020	117,484,181	$1.2	$3,381.1	$3,495.8	$(505.8)	$(3,752.1)	$18.8	$2,639.0
Net loss				(64.4)				(64.4)
Other comprehensive income					26.7			26.7
Issuances under equity plans	14,898					(0.2)		(0.2)
Share-based compensation expense			6.9					6.9
Dividends				(63.2)				(63.2)
Noncontrolling interest transactions							(2.0)	(2.0)
Balance, June 30, 2020	117,499,079	$1.2	$3,388.0	$3,368.2	$(479.1)	$(3,752.3)	$16.8	$2,542.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2021 and 2020

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

COVID-19

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and global macroeconomic disruption. The COVID-19 crisis began to negatively impact our business, operations and consolidated financial statements during the last two weeks of March 2020, with significant lockdown measures implemented by the end of March 2020 in our main markets in Europe and North America, as well as in certain other countries. We continued to experience the negative impacts of the COVID-19 crisis in the second quarter of 2021, particularly in Europe, which caused governments to impose more targeted and localized restrictions unlike the country-wide lockdowns and restrictions experienced in March 2020 and the second quarter of 2020. Although many markets strengthened throughout the first half of 2021, these restrictions had an adverse effect of curtailing economic activity in certain markets, affecting demand for our services. Continued uncertainty remains as to the future impact of the pandemic on global and local economies.

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

A rollforward of our allowance for doubtful accounts is shown below:

Six Months Ended June 30, 2021
Balance, December 31, 2020	$128.1
Provisions charged to earnings	9.2
Write-offs	(8.5)
Translation adjustments	(3.3)
Reclassifications and other	(0.1)
Balance, June 30, 2021	$125.4

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

The fair value of each reporting unit was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the United Kingdom and Netherlands reporting units, both of which are part of the Northern Europe segment. The United Kingdom reporting unit had a fair value exceeding carrying value of approximately 12%. Key assumptions included in the United Kingdom discounted cash flow valuation performed during the third quarter of 2020 were a discount rate of 11.5%, a terminal value revenue growth rate of 1.0%, and a terminal value OUP margin of 3.1%. The Netherlands reporting unit had a fair value that exceeded its carrying value by approximately 3.3%. Key assumptions included in the Netherlands discounted cash flow valuation performed during the third quarter of 2020 included a discount rate of 10.9%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.5%. Should the operations of the United Kingdom and Netherlands reporting units incur further decreases in the operating results, including declines in profitability and cash flow due to continued deterioration in macroeconomic, industry and market conditions, including uncertainty of the financial impacts from COVID-19, some or all of the recorded goodwill for the Netherlands or United Kingdom reporting units, which was $115.8 and $101.3, respectively, as of June 30, 2021, could be subject to impairment.

While our other reporting units' fair values exceeded 20% or more of their respective carrying values, given the uncertainty of the financial impacts from the COVID-19 pandemic, there could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued new guidance on accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offerings related to alternative reference interest rates. The guidance is effective upon issuance and can be applied to applicable contract modifications through December 31, 2022. The adoption of this guidance has not had a material impact on our Consolidated Financial Statements, and we do not expect it to have a material impact going forward.

(3) Revenue Recognition

For certain client contracts where we recognize revenues over time, we recognize the amount that we have the right to invoice, which corresponds directly to the value provided to the client of our performance to date.

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to June 30, 2021, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $29.8 as of June 30, 2021 and $34.9 as of December 31, 2020.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended June 30,
	2021					2020
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$527.0	$33.5	$31.9	$36.4	$628.8	$429.0	$30.5	$15.8	$40.6	$515.9
Other Americas	393.8	11.0	7.9	2.8	415.5	307.2	7.3	3.1	3.1	320.7
	920.8	44.5	39.8	39.2	1,044.3	736.2	37.8	18.9	43.7	836.6
Southern Europe:
France	1,241.1	83.6	15.0	7.1	1,346.8	663.4	62.5	7.4	2.7	736.0
Italy	443.4	8.2	11.8	5.7	469.1	255.0	5.0	4.8	3.7	268.5
Other Southern Europe	495.6	94.3	13.2	3.4	606.5	380.6	75.0	7.5	3.2	466.3
	2,180.1	186.1	40.0	16.2	2,422.4	1,299.0	142.5	19.7	9.6	1,470.8
Northern Europe	1,067.6	66.6	36.1	20.2	1,190.5	768.3	64.4	19.6	13.4	865.7
APME	465.5	102.1	39.8	12.5	619.9	450.6	81.7	28.2	8.6	569.1
Total	$4,634.0	$399.3	$155.7	$88.1	$5,277.1	$3,254.1	$326.4	$86.4	$75.3	$3,742.2

	Six Months Ended June 30,
	2021					2020
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$1,037.1	$62.3	$60.4	$77.8	$1,237.6	$947.7	$60.6	$40.8	$77.7	$1,126.8
Other Americas	768.7	20.9	14.0	6.0	809.6	686.7	19.7	8.6	5.8	720.8
	1,805.8	83.2	74.4	83.8	2,047.2	1,634.4	80.3	49.4	83.5	1,847.6
Southern Europe:
France	2,325.1	170.1	27.8	12.7	2,535.7	1,661.7	140.6	19.9	7.6	1,829.8
Italy	824.9	15.9	21.5	9.6	871.9	562.1	13.7	13.0	7.4	596.2
Other Southern Europe	956.4	186.9	24.9	6.9	1,175.1	796.5	165.6	21.4	6.0	989.5
	4,106.4	372.9	74.2	29.2	4,582.7	3,020.3	319.9	54.3	21.0	3,415.5
Northern Europe	2,086.4	131.4	65.6	40.9	2,324.3	1,717.9	135.3	50.9	30.1	1,934.2
APME	946.3	200.5	77.2	23.3	1,247.3	917.2	164.9	65.1	16.8	1,164.0
Total	$8,944.9	$788.0	$291.4	$177.2	$10,201.5	$7,289.8	$700.4	$219.7	$151.4	$8,361.3

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended June 30,
	2021			2020
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$611.7	$17.1	$628.8	$507.6	$8.3	$515.9
Other Americas	410.4	5.1	415.5	318.8	1.9	320.7
	1,022.1	22.2	1,044.3	826.4	10.2	836.6
Southern Europe:
France	1,333.1	13.7	1,346.8	729.5	6.5	736.0
Italy	458.1	11.0	469.1	264.1	4.4	268.5
Other Southern Europe	595.6	10.9	606.5	460.0	6.3	466.3
	2,386.8	35.6	2,422.4	1,453.6	17.2	1,470.8
Northern Europe	1,159.1	31.4	1,190.5	848.6	17.1	865.7
APME	598.3	21.6	619.9	553.5	15.6	569.1
Total	$5,166.3	$110.8	$5,277.1	$3,682.1	$60.1	$3,742.2

	Six Months Ended June 30,
	2021			2020
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$1,206.4	$31.2	$1,237.6	$1,105.4	$21.4	$1,126.8
Other Americas	800.6	9.0	809.6	715.3	5.5	720.8
	2,007.0	40.2	2,047.2	1,820.7	26.9	1,847.6
Southern Europe:
France	2,510.0	25.7	2,535.7	1,811.6	18.2	1,829.8
Italy	851.6	20.3	871.9	584.1	12.1	596.2
Other Southern Europe	1,154.5	20.6	1,175.1	971.5	18.0	989.5
	4,516.1	66.6	4,582.7	3,367.2	48.3	3,415.5
Northern Europe	2,266.9	57.4	2,324.3	1,890.0	44.2	1,934.2
APME	1,206.2	41.1	1,247.3	1,128.8	35.2	1,164.0
Total	$9,996.2	$205.3	$10,201.5	$8,206.7	$154.6	$8,361.3

(4) Share-Based Compensation Plans

During the three months ended June 30, 2021 and 2020, we recognized share-based compensation expense of $9.4 and $6.9, respectively, and $16.9 and $11.5 for the six months ended June 30, 2021, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $4.2 and $6.8 for the six months ended June 30, 2021 and 2020, respectively.

(5) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. For the six months ended June 30, 2021 and 2020, the total cash consideration paid for acquisitions, net of cash acquired, was $13.3 and $1.7, respectively. The 2021 payments mainly related to franchise acquisitions in the United States and a contingent consideration payment associated with a previous acquisition. The 2020 payment represents a deferred consideration payment related to a previous acquisition.

(6) Restructuring Costs

We did not record any net restructuring costs during the six months ended June 30, 2021. We recorded net restructuring costs of $48.2 during the six months ended June 30, 2020 in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the six months ended June 30, 2021, we made payments of $22.4 out of our restructuring reserve that was created in 2020 and 2019. We expect a majority of the remaining $23.7 reserve will be paid by the end of 2021.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate	Total
Balance, January 1, 2021	$1.9	$3.5	$40.7	$—	$—	$46.1
Costs paid or utilized	(0.7)	(1.9)	(19.8)	—	—	(22.4)
Balance, June 30, 2021	$1.2	$1.6	$20.9	$—	$—	$23.7

(1) Balances related to the United States were $1.4 and $0.6 as of December 31, 2020 and June 30, 2021, respectively.

(2) Balances related to France were $0.6 as of both December 31, 2020 and June 30, 2021. Balances related to Italy were $1.4 and $0.6 as of December 31, 2020 and June 30, 2021, respectively.

(7) Income Taxes

We recorded income tax expense at an effective rate of 33.2% for the three months ended June 30, 2021, as compared to a negative effective rate of 15.4% for the three months ended June 30, 2020. The 2020 rate was negative due to a pre-tax loss that primarily resulted from the impact from the goodwill impairment charge, related to our Germany reporting unit, which was non-deductible. The 2021 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 27.5%, the enacted 50% reduction in the French business tax rate, and a higher level of pre-tax earnings. The 33.2% effective tax rate for the three months ended June 30, 2021 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

We recorded income tax expense at an effective rate of 33.3% for the six months ended June 30, 2021, as compared to a negative effective rate of 62.4% for the six months ended June 30, 2020. The 2020 rate was negative due to the noted pre-tax loss that primarily resulted from the German goodwill impairment charge. The 2021 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 27.5%, the enacted 50% reduction in the French business tax rate, and a higher level of pre-tax earnings. The 33.3% effective tax rate for the six months ended June 30, 2021 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

As of June 30, 2021, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $66.0 that would favorably impact the effective tax rate if recognized. As of December 31, 2020, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $64.5. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2014 through 2021 for our major operations in France, Italy, the United Kingdom, and the United States. As of June 30, 2021, we were subject to tax audits in Austria, Denmark, France, Germany, Netherlands, and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings (Loss) Per Share

The calculations of net earnings (loss) per share - basic and net earnings (loss) per share - diluted were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net earnings (loss) available to common shareholders	$111.6	$(64.4)	$173.6	$(62.7)
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	54.5	58.2	54.8	58.5
Effect of dilutive securities - stock options	0.2	—	0.1	—
Effect of other share-based awards	0.7	—	0.6	—
Weighted-average common shares outstanding - diluted	55.4	58.2	55.5	58.5
Net earnings (loss) per share - basic	$2.05	$(1.11)	$3.17	$(1.07)
Net earnings (loss) per share - diluted	$2.02	$(1.11)	$3.13	$(1.07)

There were 0.1 million and 1.1 million share-based awards excluded from the calculation of net earnings (loss) per share - diluted for the three months ended June 30, 2021 and 2020, respectively, because their impact was anti-dilutive. There were 0.2 million and 0.9 million share-based awards excluded from the calculation of net earnings (loss) per share - diluted for the six months ended June 30, 2021 and 2020, respectively, because their impact was anti-dilutive. Due to the net loss for the three months and six months ended June 30, 2020, the assumed exercise of share-based awards had an anti-dilutive effect and therefore were not included in the calculations of net loss per share - diluted for the three months and six months ended June 30, 2020.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	June 30, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,219.1	$—	$1,219.1	$1,225.8	$—	$1,225.8
Intangible assets:
Finite-lived:
Customer relationships	$468.8	$413.5	$55.3	$473.0	$403.8	$69.2
Other	22.9	18.8	4.1	21.9	21.6	0.3
	491.7	432.3	59.4	494.9	425.4	69.5
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	126.0	—	126.0	127.1	—	127.1
	178.0	—	178.0	179.1	—	179.1
Total intangible assets	$669.7	$432.3	$237.4	$674.0	$425.4	$248.6

(1) Balances were net of accumulated impairment loss of $644.2 as of both June 30, 2021 and December 31, 2020.

(2) Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2021 and December 31, 2020.

Total consolidated amortization expense related to intangible assets for the remainder of 2021 is expected to be $7.8 and in each of the next five years as follows: 2022 - $13.0, 2023 - $10.6, 2024 - $8.4, 2025 - $6.1 and 2026 - $2.2.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate(3)	Total
Balance, December 31, 2020	$536.6	$154.9	$326.6	$81.7	$126.0	$1,225.8
Acquisitions	3.1	—	—	—	—	3.1
Currency impact	1.0	(5.0)	(2.7)	(3.1)	—	(9.8)
Balance, June 30, 2021	$540.7	$149.9	$323.9	$78.6	$126.0	$1,219.1

(1) Balances related to the United States were $490.2 and $493.3 as of December 31, 2020 and June 30, 2021, respectively.

(2) Balances related to France were $73.3 and $71.1 as of December 31, 2020 and June 30, 2021, respectively. Balances related to Italy were $4.2 and $4.1 as of December 31, 2020 and June 30, 2021, respectively.

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

Goodwill balances by reporting unit were as follows:

	June 30,	December 31,
	2021	2020
United States	$548.8	$545.7
Netherlands	115.8	119.3
United Kingdom	101.3	100.2
France	71.1	73.3
Other reporting units	382.1	387.3
Total goodwill	$1,219.1	$1,225.8

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	Defined Benefit Pension Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$5.5	$5.1	$11.1	$10.2
Interest cost	1.6	2.3	3.1	4.6
Expected return on assets	(3.0)	(3.2)	(6.1)	(6.6)
Settlement loss	—	—	—	10.2
Other	1.3	0.7	2.7	1.6
Total benefit cost	$5.4	$4.9	$10.8	$20.0

	Retiree Health Care Plan
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest cost	$—	$0.1	$0.1	$0.2
Prior service credit	(0.2)	(0.2)	(0.4)	(0.4)
Other	0.1	—	0.1	—
Total benefit credit	$(0.1)	$(0.1)	$(0.2)	$(0.2)

During the three and six months ended June 30, 2021, contributions made to our pension plans were $5.0 and $9.4, respectively, and contributions made to our retiree health care plan were $0.3 and $0.6, respectively. During 2021, we expect to make total contributions of approximately $17.0 to our pension plans and to fund our retiree health care payments as incurred.

Pension Settlement

During the six months ended June 30, 2020, we fully settled our United States Qualified Retirement Plan (the “Plan”) liability. We purchased annuities of $19.2 and settled lump sum payments of $3.2 from the Plan in January and February 2020, respectively. The completion of lump sum payments in February and transfer of remaining participants to the Pension Benefit Guarantee Corporation (PBGC) in March triggered final settlement of the plan. Upon settlement of the pension liability, we reclassified the related pension losses of $6.6, net of tax, recorded in accumulated other comprehensive loss to the Consolidated Statements of Comprehensive (Loss) Income. The total amount of the required payout to plan participants was determined based on employee elections and market conditions at the time of settlement. The standard PBGC audit was completed in March 2021, and the remaining plan assets of $16.6 which were in excess of the pension liability upon settlement are being utilized to fund qualified 401(k) plan contributions in current and future years.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	June 30,	December 31,
	2021	2020
Foreign currency translation	$(140.3)	$(72.1)
Translation loss on derivative instruments, net of income tax benefit of $(24.7) and $(34.9), respectively	(45.8)	(81.2)
Translation loss on long-term intercompany loans	(127.1)	(133.3)
Defined benefit pension plans, net of income tax benefit of $(35.5) and $(38.2), respectively	(109.5)	(111.4)
Retiree health care plan, net of income taxes of $1.7 and $1.8, respectively	0.4	0.7
Accumulated other comprehensive loss	$(422.3)	$(397.3)

Noncontrolling Interests

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. We recorded a benefit of $0.2 and $0.4 for the three months ended June 30, 2021 and 2020, respectively, and $1.1 and $1.0 for the six months ended June 30, 2021 and 2020, respectively.

Dividends

The Board of Directors declared a semi-annual dividend of $1.26 and $1.09 per share, respectively, on May 7, 2021 and May 8, 2020. The 2021 dividends were paid on June 15, 2021 to shareholders of record as of June 1, 2021. The 2020 dividends were paid on June 15, 2020 to shareholders of record as of June 1, 2020.

Share Repurchases

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization was in addition to the August 2019 and 2018 Board authorizations to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first six months of 2021, we repurchased a total of 1.5 million shares under the 2019 authorization at a cost of $150.1. During the first six months of 2020, we repurchased a total of 0.9 million shares comprised of 0.8 million shares under the 2018 authorization and 0.1 million shares under the 2019 authorization, at a total cost of $63.8. The repurchases in the first half of 2020 all occurred within the first quarter of 2020. As of June 30, 2021, there were 1.9 million shares remaining authorized for repurchase under the 2019 authorization and no shares remaining authorized for repurchase under the 2018 authorization.

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest expense	$9.7	$10.4	$19.9	$21.5
Interest income	(3.1)	(3.1)	(6.2)	(6.8)
Foreign exchange loss	0.6	0.5	3.1	3.6
Miscellaneous (income) expense, net(1)	(4.4)	(2.0)	(8.6)	8.0
Interest and other expenses, net	$2.8	$5.8	$8.2	$26.3

(1)
Miscellaneous expense, net for the six months ended June 30, 2020 includes a $10.2 pension settlement loss related to one of our United States plans. See Note 10 to the Consolidated Financial Statements for further information.

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

The €400.0 ($473.7) notes due September 2022 and the €500.0 ($589.1) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of June 30, 2021.

In September 2019, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCI for the three and six months ended June 30, 2021 and 2020 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	2021	2020	2021	2020
Euro Notes	$(11.3)	$(18.3)	$32.4	$(1.9)
Cross-currency swaps	(7.2)	9.9	13.3	2.4

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three and six months ended June 30, 2021 and 2020:

				(Loss) Gain Reclassified
	Gain (Loss) Recognized in OCI			from AOCI into Income
	Three Months Ended June 30,		Location of (Loss) Gain Reclassified	Three Months Ended June 30,
Instrument	2021	2020	from AOCI into Income	2021	2020
Cross-currency swaps	$2.2	$(0.9)	Interest and other expenses, net	$(2.0)	$(1.0)

				Gain (Loss) Reclassified
	(Loss) Gain Recognized in OCI			from AOCI into Income
	Six Months Ended June 30,		Location of Gain (Loss) Reclassified	Six Months Ended June 30,
Instrument	2021	2020	from AOCI into Income	2021	2020
Cross-currency swaps	$(3.1)	$4.8	Interest and other expenses, net	$3.2	$4.7

We expect the net amount of pre-tax derivative gains included in AOCI at June 30, 2021 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2021 was as follows:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
Instrument	Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Foreign currency forward contracts	Interest and other expenses, net	$1.4	$0.5	$(5.5)	$0.3

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

	Assets
		June 30,	December 31,
	Balance Sheet Location	2021	2020
Instruments designated as cash flow hedges:
Cross-currency swaps	Prepaid expenses and other assets	$7.3	$12.1
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts receivable, net	—	1.0
Total instruments		$7.3	$13.1

	Liabilities
		June 30,	December 31,
	Balance Sheet Location	2021	2020
Instruments designated as net investment hedges:
Euro Notes	Long-term debt	$1,062.8	$1,094.5
Cross-currency swaps	Accrued liabilities	17.3	30.5
Instruments not designated as hedges
Foreign currency forward contracts	Accrued liabilities	0.9	—
Total instruments		$1,081.0	$1,125.0

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,119.9 and $1,159.1 as of June 30, 2021 and December 31, 2020, respectively, compared to a carrying value of $1,062.8 and $1,094.5, respectively.

Our deferred compensation plan assets were $135.0 and $119.4 as of June 30, 2021 and December 31, 2020, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$34.9	$35.6	$70.4	$71.6
Short-term lease expense	1.6	3.3	3.1	7.2
Other lease expense(1)	$4.1	$4.2	$9.0	$8.5
Total lease expense	$40.6	$43.1	$82.5	$87.3

(1)
Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Six Months Ended June 30,
Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$69.6	$71.6
Operating ROU assets obtained in exchange for lease obligations	15.2	26.0

	June 30,	December 31,
Supplemental Balance Sheet Information	2021	2020
Operating Leases

Operating lease ROU assets	$367.2	$400.7

Operating lease liabilities - current(1)	$110.3	$119.3
Operating lease liabilities - long-term	272.6	305.1
Total operating lease liabilities	$382.9	$424.4

(1) Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

	June 30,
	2021	2020
Weighted Average Remaining Lease Term
Operating leases	5.0 years	5.5 years
Weighted Average Discount Rate
Operating leases	2.9%	3.1%

Maturities of operating lease liabilities as of June 30, 2021 were as follows:

(In millions)
Period Ending June 30, 2021	Operating Leases
Remainder of 2021	$64.7
2022	104.8
2023	80.9
2024	54.9
2025	34.9
2026	26.1
Thereafter	51.1
Total future undiscounted lease payments	$417.4
Less imputed interest	$(34.5)
Total operating lease liabilities	$382.9

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from services:
Americas:
United States (a)	$628.8	$515.9	$1,237.6	$1,126.8
Other Americas	415.5	320.7	809.6	720.8
	1,044.3	836.6	2,047.2	1,847.6
Southern Europe:
France	1,346.8	736.0	2,535.7	1,829.8
Italy	469.1	268.5	871.9	596.2
Other Southern Europe	606.5	466.3	1,175.1	989.5
	2,422.4	1,470.8	4,582.7	3,415.5

Northern Europe	1,190.5	865.7	2,324.3	1,934.2
APME	619.9	569.1	1,247.3	1,164.0
Consolidated (b)	$5,277.1	$3,742.2	$10,201.5	$8,361.3

Operating unit profit (loss): (c)
Americas:
United States	$38.0	$9.2	$67.2	11.5
Other Americas	18.0	10.5	32.9	24.8
	56.0	19.7	100.1	36.3
Southern Europe:
France	65.7	(2.5)	108.3	35.5
Italy	31.7	11.0	51.1	25.2
Other Southern Europe	17.9	3.6	29.3	4.4
	115.3	12.1	188.7	65.1

Northern Europe	17.9	0.3	22.7	(13.8)
APME	22.3	18.0	41.1	34.9
	211.5	50.1	352.6	122.5
Corporate expenses	(37.3)	(26.6)	(74.5)	(54.4)
Goodwill impairment charges	—	(66.8)	—	(66.8)
Intangible asset amortization expense	(4.3)	(6.7)	(9.8)	(13.6)
Operating profit (loss)	169.9	(50.0)	268.3	(12.3)
Interest and other expenses, net	(2.8)	(5.8)	(8.2)	(26.3)
Earnings (loss) before income taxes	$167.1	$(55.8)	$260.1	$(38.6)

(a) In the United States, revenues from services included fees received from the related franchise offices of $3.0 and $2.4 for the three months ended June 30, 2021 and 2020, respectively, and $6.1 and $5.4 for the six months ended June 30, 2021 and 2020, respectively.

These fees are primarily based on revenues generated by the franchise offices, which were $114.6 and $122.3 for the three months ended June 30, 2021 and 2020, respectively, and $232.1 and $198.8 for the six months ended June 30, 2021 and 2020, respectively.

(b) Our consolidated revenues from services include fees received from our franchise offices of $3.5 and $2.8 for the three months ended June 30, 2021 and 2020, respectively, and $7.1 and $6.1 for the six months ended June 30, 2021 and 2020, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $253.5 and $128.1 for the three months ended June 30, 2021 and 2020, respectively, and $502.6 and $210.4 for the six months ended June 30, 2021 and 2020, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 35-37 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. Forward-looking statements are based on management’s current assumptions and expectations and are subject to risks and uncertainties that are beyond our control and may cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and other similar expressions. Important factors that could cause our actual results to differ materially from those contained in the forward-looking statements include, among others, the risk factors discussed in Item 1A – Risk Factors in our annual report on Form 10-K for the year-ended December 31, 2020, which information is incorporated herein by reference. Such risks and uncertainties include, but are not limited to, the impacts of the COVID-19 pandemic and related economic conditions and the Company’s efforts to respond to such impacts, including the possibility of additional lockdown restrictions; changes in labor and tax legislation in places we do business; failure to implement strategic technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increased demand, as we experienced in the second quarter of 2021, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses. By contrast, during periods of decreased demand, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues.

During the second quarter of 2021, we continued to see recovery in the majority of our markets as we began to anniversary the significant COVID-19 related declines in our results that occurred during the second quarter of 2020. Revenues increased 41.0% during the second quarter of 2021 compared to the year-earlier period. Our second quarter results reflect a stronger market environment and increased demand for our services in most of our key markets indicating a strengthening rate of recovery. However, the recovery we experienced was not uniform, with some markets, particularly in Europe, continuing to experience COVID-19 related challenges. These challenges included the imposition of additional or extended lockdowns or other restrictions, which have impaired the rate of recovery. Many restrictions in place during the first quarter of 2021 continued into the second quarter and we expect to encounter targeted and localized lockdowns into the future. Although, we experienced strengthening demand across geographies and industries during the quarter, uncertainty remains as to the future impact of the pandemic on global and local economies.

In addition to the impact from COVID-19 discussed above, results for the quarter were impacted by currency. During the second quarter of 2021, the United States dollar was weaker, on average, relative to the currencies in all of our other markets, which therefore had a favorable impact on our reported results and generally may overstate the performance of our underlying business. The changes in the foreign currency exchange rates had a 9.7% favorable impact on revenues from services and an approximately $0.13 per share favorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the second quarter of 2021, our businesses experienced improvement in year-over-year revenue trends from the first quarter reflecting a stronger market environment and continued signs of a global recovery. Our consolidated revenues increased 41.0% year-over-year in the quarter, an improvement from the 6.6% year-over-year increase in the first quarter of 2021 as COVID-19 had a significant impact on the entire second quarter of 2020, especially in April and May, compared to the impact from COVID-19 only impacting the last two weeks of the first quarter of 2020. As we began to anniversary the dramatic revenue declines as a result of the COVID-19 crisis and related lockdowns imposed across many of our markets in the prior year period, we experienced significant revenue growth throughout the second quarter of 2021. Following a monthly year-over-year revenue increase in April of 50.3%, we saw revenue growth of 46.1% in May and exited the quarter with lower growth of 29.3% in June as the impact from the COVID-19 crisis was not as significant on our business in June of 2020 as it was in April and May of 2020. The significant revenue growth throughout the quarter reflects the strength of the global recovery occurring across our key markets during the quarter.

During the second quarter of 2021 compared to 2020, most of our markets experienced revenue increases as the recovery continued to progress and as we anniversaried the sharp revenue declines due to the COVID-19 crisis. We experienced a 64.7% revenue increase in Southern Europe, mainly driven by the increased demand in France and Italy. We experienced a 37.5% revenue increase in Northern Europe mostly due to the increased demand for our Manpower staffing services. Revenues increased 24.8% in the Americas driven primarily by the increase in demand for our Manpower staffing services and increased demand for our RPO and MSP offerings in the United States. We experienced a 8.9% revenue increase in APME primarily due to the increase in our Experis business.

From a brand perspective, we experienced revenue increases in all of our brands during the quarter. The revenue increase in our Manpower brand was primarily due to improved demand for our staffing services and an increase in our permanent recruitment business. In our Experis brand, the revenue increase was primarily due to the improved demand for our interim services, an increase in our permanent recruitment business and increased demand for our managed services, primarily in Europe. On an overall basis, the revenue increase in our Talent Solutions brand, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, was driven mostly by increased demand for our MSP and RPO services. Our MSP business has remained resilient during the crisis and we experienced growth during the quarter as we assisted more clients to develop customized workforce solutions. As workplaces reopen across our geographies and workers return in phased approaches, we are seeing increased demand for our HR skills within our RPO business as our clients put a greater emphasis on hiring in a challenging labor market.

Our gross profit margin improved in the second quarter of 2021 compared to 2020 primarily due to a favorable change in business mix as our higher-margin permanent recruitment business, which experienced a 79.1% increase (67.2% in constant currency and 68.0% in organic constant currency) during the quarter as a result of stronger hiring activity, represented a higher percentage of the revenues mix in our largest markets during the second quarter of 2021 compared to the second quarter of 2020. The increase was also due to the improvement in our staffing/interim margins in the Americas, Southern Europe and APME and margin improvement in our Experis managed services business in Europe. These increases were partially offset by changes in business mix, specifically the lower mix of revenues from our higher-margin Right Management career transition business.

We generated an operating profit of $169.9 million in the second quarter of 2021 compared to an operating loss of $50.0 million in the second quarter of 2020, with our operating profit margin increasing 450 basis points to 3.2% compared to the second quarter of 2020. Excluding the goodwill and other impairment charges of $72.8 million incurred in the second quarter of 2020, our operating profit was up 645.5% while operating profit margin was up 260 basis points compared to the second quarter of 2020. The operating profit margin increased as we were able to support an increase in revenues without a similar increase in our selling and administrative expenses and due to the improvement in our gross profit margin.

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

Operating Results - Three Months Ended June 30, 2021 and 2020

The following table presents selected consolidated financial data for the three months ended June 30, 2021 as compared to 2020.

(in millions, except per share data)	2021	2020	Variance	Constant Currency Variance
Revenues from services	$5,277.1	$3,742.2	41.0%	31.3%
Cost of services	4,417.0	3,165.5	39.5%	29.8%
Gross profit	860.1	576.7	49.1%	39.8%
Gross profit margin	16.3%	15.4%
Selling and administrative expenses, excluding goodwill impairment charge	690.2	559.9	23.2%	15.8%
Goodwill impairment charge	-	66.8	N/A	N/A
Selling and administrative expenses	690.2	626.7	10.1%	3.4%
Operating profit (loss)	169.9	(50.0)	N/A	N/A
Operating profit (loss) margin	3.2%	-1.3%
Interest and other expenses, net	2.8	5.8	(50.9)%
Earnings (loss) before income taxes	167.1	(55.8)	N/A	N/A
Provision for income taxes	55.5	8.6	549.2%
Effective income tax rate	33.2%	-15.4%
Net earnings (loss)	$111.6	$(64.4)	N/A	N/A
Net earnings (loss) per share – diluted	$2.02	$(1.11)	N/A	N/A
Weighted average shares – diluted	55.4	58.2	(4.9)%

The year-over-year increase in revenues from services of 41.0% (31.3% in constant currency and 31.7% in organic constant currency) was attributed to:

•
a revenue increase in Southern Europe of 64.7% (51.0% in constant currency). This included a revenue increase in France of 83.0% (67.3% in constant currency), which was primarily due to the increased demand for our Manpower staffing services, a 102.7% increase (85.4% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. The increase also includes an increase in Italy of 74.7% (59.6% in constant currency), which was primarily due to the increased demand for our Manpower staffing services, a 151.0% increase (129.4% in constant currency) in the permanent recruitment business, the favorable impact of approximately one additional billing day and the favorable impact of changes in currency exchange rates;
•
a revenue increase in Northern Europe of 37.5% (23.1% in constant currency), primarily due to the increased demand for our Manpower staffing services, an 81.2% increase (62.2% in constant currency) in the permanent recruitment business, the favorable impact of approximately one additional billing day and the favorable impact of changes in currency exchange rates. We experienced revenue increases in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium of 46.6%, 39.2%, 20.1%, 21.2% and 36.9%, respectively (30.0%, 19.8%, 9.8%, 10.8% and 25.2%, respectively, in constant currency);
•
a revenue increase in the United States of 21.9% (21.0% on an organic basis) primarily driven by increased demand for our staffing/interim services, an increase in our permanent recruitment business of 103.7% (103.5% on an organic basis), including our RPO offering, and increased demand for our MSP offering;
•
a revenue increase in APME of 8.9% (5.5% in constant currency) primarily due to the increase in our Experis business, the 27.6% increase (16.1% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates; and
•
a 9.7% increase due to the impact of changes in currency exchange rates.

The year-over-year 90 basis point increase in gross profit margin was primarily attributed to:

•
a 60 basis point favorable impact from the improvement in the staffing/interim margins in the Americas, Southern Europe and APME;
•
a 50 basis point favorable change in business mix as the higher-margin permanent recruitment business represented a higher percentage of the revenues mix; and
•
a 10 basis point favorable impact from the margin improvement in our Experis managed services business in Europe; partially offset by
•
a 20 basis point unfavorable change in business mix as the higher-margin Right Management career transition business represented a lower percentage of the revenues mix; and
•
a 10 basis point decrease due to the unfavorable impact from changes in currency exchange rates.

The 10.1% increase in selling and administrative expenses in the second quarter of 2021 (3.4% in constant currency; 3.5% in organic constant currency) was primarily attributed to:

•
a 31.5% increase (23.7% in constant currency and 23.8% in organic constant currency) in personnel costs due to the increase in salary costs related to additional headcount and the increase in variable incentive costs as a result of an increased profitability in most markets, and the decrease in benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs that occurred in the second quarter of 2020;
•
a 11.3% increase (4.2% in constant currency and 4.8% in organic constant currency) in non-personnel related costs, excluding the goodwill and other impairment charges, to support the increase in revenues; and
•
a 6.7% increase due to the impact of changes in currency exchange rates; partially offset by
•
a decrease in goodwill and other impairment charges from $72.8 million incurred in the second quarter of 2020 to zero in the second quarter of 2021.

Selling and administrative expenses as a percent of revenues decreased 360 basis points in the second quarter of 2021 compared to the second quarter of 2020 due primarily to:

•
a 200 basis point favorable impact as a result of the decrease in the goodwill and other impairment charges;
•
a 100 basis point favorable impact as we were able to support an increase in revenues without a similar increase in non-personnel related costs, excluding goodwill and other impairment charges;
•
a 50 basis point favorable impact as we were able to support an increase in revenues without a similar increase in personnel costs; and
•
a 10 basis point favorable impact from changes in currency exchange rates.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses, net was $2.8 million in the second quarter of 2021 compared to $5.8 million in the second quarter of 2020. Miscellaneous income increased to $4.4 million in the second quarter of 2021 from $2.0 million in the second quarter of 2020 primarily due to the increase in income from our equity investment in ManpowerGroup Greater China Limited.

We recorded income tax expense at an effective rate of 33.2% for the second quarter of 2021, as compared to a negative effective rate of 15.4% for the second quarter of 2020. The 2020 rate was negative due to a pre-tax loss that primarily resulted from the impact from the goodwill impairment charge related to our Germany reporting unit, which was non-deductible. The 2021 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 27.5%, the enacted 50% reduction in the French business tax rate, and a higher level of pre-tax earnings. The 33.2% effective tax rate for the second quarter of 2021 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings. The COVID-19 crisis is creating uncertainty around predicting future earnings, and that uncertainty could make it more difficult for us to accurately estimate tax rates into the future.

Net earnings (loss) per share - diluted was earnings of $2.02 in the second quarter of 2021 compared to a loss of $1.11 in the second quarter of 2020. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.13 per share in the second quarter of 2021. Goodwill and other impairment charges recorded in the second quarter of 2020 negatively impacted net earnings per share – diluted by approximately $1.23 per share, net of tax, in the second quarter of 2020.

Weighted average shares - diluted decreased to 55.4 million in the second quarter of 2021 from 58.2 million in the second quarter of 2020. This decrease was due to the impact of share repurchases completed since the second quarter of 2020, partially offset by shares issued as a result of exercises and vesting of share-based awards since the second quarter of 2020.

Operating Results - Six Months Ended June 30, 2021 and 2020

The following table presents selected consolidated financial data for the six months ended June 30, 2021 to 2020.

(in millions, except per share data)	2021	2020	Variance	Constant Currency Variance
Revenues from services	$10,201.5	$8,361.3	22.0%	14.4%
Cost of services	8,573.3	7,060.6	21.4%	13.7%
Gross profit	1,628.2	1,300.7	25.2%	17.9%
Gross profit margin	16.0%	15.6%
Selling and administrative expenses, excluding goodwill impairment charge	1,359.9	1,246.2	9.1%	3.0%
Goodwill impairment charge	-	66.8	N/A	N/A
Selling and administrative expenses	1,359.9	1,313.0	3.6%	(2.3)%
Operating profit (loss)	268.3	(12.3)	N/A	N/A
Operating profit (loss) margin	2.6%	-0.1%
Interest and other expenses, net	8.2	26.3	(68.6)%
Earnings (loss) before income taxes	260.1	(38.6)	N/A	N/A
Provision for income taxes	86.5	24.1	258.9%
Effective income tax rate	33.3%	-62.4%
Net earnings (loss)	$173.6	$(62.7)	N/A	N/A
Net earnings (loss) per share – diluted	$3.13	$(1.07)	N/A	N/A
Weighted average shares – diluted	55.5	58.5	(5.1)%

The year-over-year increase in revenues from services of 22.0% (14.4% in constant currency and 14.7% in organic constant currency) was attributed to:

•
a revenue increase in Southern Europe of 34.2% (23.1% in constant currency). This included a revenue increase in France of 38.6% (26.8% in constant currency), which was primarily due to the increased demand for our Manpower staffing services, a 39.3% increase (27.4% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. The increase also includes an increase in Italy of 46.2% (33.7% in constant currency), which was primarily due to the increased demand for our Manpower staffing services, a 66.4% increase (52.2% in constant currency) in the permanent recruitment business, the favorable impact of approximately one additional billing day and the favorable impact of changes in currency exchange rates;
•
a revenue increase in Northern Europe of 20.2% (9.1% in constant currency), primarily due to the increased demand for our Manpower staffing services, the 28.2% increase (16.1% in constant currency) in the permanent recruitment business and the

•
favorable impact of changes in currency exchange rates. We experienced revenue increases in the United Kingdom, Germany, the Nordics, the Netherlands and Belgium of 27.4%, 3.2%, 22.9%, 11.7% and 11.8%, respectively (15.4%, decrease of -5.5%, 7.2%, 2.2% and 2.3%, respectively, in constant currency);
•
a revenue increase in the United States of 9.8% (9.2% on an organic basis) primarily driven by increased demand for our staffing/interim services, an increase in our permanent recruitment business of 49.0% (48.8% on an organic basis), including our RPO offering, and increased demand for our MSP offering;
•
a revenue increase in APME of 7.2% (2.9% in constant currency) primarily due to the increase in our Experis business, the 14.0% increase (2.9% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates; and
•
a 7.6% increase due to the impact of changes in currency exchange rates.

The year-over-year 40 basis point increase in gross profit margin was primarily attributed to:

•
a 20 basis point favorable impact from the improvement in the staffing/interim margins in the Americas, Southern Europe and APME;
•
a 20 basis point favorable change in business mix as the higher-margin permanent recruitment business represented a higher percentage of the revenues mix; and
•
a 10 basis point favorable impact from the margin improvement in our Experis managed services business in Europe; partially offset by
•
a 10 basis point unfavorable change in business mix as the higher-margin Right Management career transition business represented a lower percentage of the revenue mix.

The 3.6% increase in selling and administrative expenses in the first half of 2021 (-2.3% in constant currency; -2.1% in organic constant currency) was primarily attributed to:

•
an 18.7% increase (12.1% in constant currency and 12.2% in organic constant currency) in personnel costs due to the increase in salary costs related to additional headcount and the increase in variable incentive costs as a result of an increased profitability in most markets, , and the decrease in benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs that occurred in the first half of 2020;
•
a 5.1% increase (-1.0% in constant currency and 0.7% in organic constant currency) in non-personnel related costs, excluding goodwill and other impairment charges and restructuring costs, primarily driven by the negative impact of changes in currency exchange rates, partially offset by a reduction in discretionary expenses and a decline in office-related expenses due to a decrease in the number of offices; and
•
a 5.9% increase due to the impact of changes in currency exchange rates; partially offset by
•
a decrease in goodwill and other impairment charges from $72.8 million incurred in the first half of 2020 to zero in the first half of 2021; and
•
a decrease in restructuring costs from $48.2 million incurred in the first half of 2020 to zero in the first half of 2021.

Selling and administrative expenses as a percent of revenues decreased 240 basis points in the first half of 2021 compared to the first half of 2020 due primarily to:

•
a 90 basis point favorable impact as a result of the decrease in goodwill and other impairment charges;

•
a 60 basis point favorable impact as a result of the decrease in restructuring costs in the first half of 2020 compared to the first half of 2021;
•
a 60 basis point favorable impact as we were able to support an increase in revenues without a similar increase in non-personnel related costs, excluding goodwill and other impairment charges and restructuring costs;
•
a 20 basis point favorable impact as we were able to support an increase in revenues without a similar increase in personnel related expenses; and
•
a 10 basis point favorable impact from changes in currency exchange rates.

Interest and other expenses, net was $8.2 million in the first half of 2021 compared to $26.3 million in the first half of 2020. Miscellaneous income was $8.6 million in the first half of 2021 compared to miscellaneous expense of $8.0 million in the first half of 2020. The change is primarily due to the pension settlement expenses of $10.2 million recorded in the first half of 2020 related to the settlement of our United States qualified retirement plan liability, the increase in income from our equity investment in ManpowerGroup Greater China Limited, and the increase in the returns on pension plan assets.

We recorded income tax expense at an effective rate of 33.3% for the first half of 2021, as compared to a negative effective rate of 62.4% for the first half of 2020. The 2020 rate was negative due to the noted pre-tax loss that primarily resulted from the German goodwill impairment charge. The 2021 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 27.5%, the enacted 50% reduction in the French business tax rate, and a higher level of pre-tax earnings. The 33.3% effective tax rate for the first half of 2021 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

Net earnings (loss) per share - diluted was earnings of $3.13 in the first half of 2021 compared to a loss of $1.07 in the first half of 2020. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.20 per share in the first half of 2021. Goodwill and other impairment charges recorded in the first half of 2020 negatively impacted net loss per share - diluted by approximately $1.22 in the first half of 2020. Restructuring costs recorded in the first half of 2020 negatively impacted net loss per share – diluted by approximately $0.68 per share, net of tax, in the first half of 2020.

Weighted average shares - diluted decreased to 55.5 million in the first half of 2021 from 58.5 million in the first half of 2020. This decrease was due to the impact of share repurchases completed since the first half of 2020 and the full weighting of the repurchases completed in the first half of 2020, partially offset by shares issued as a result of exercises and vesting of share-based awards since the first half of 2020.

Segment Operating Results

Americas

In the Americas, revenues from services increased 24.8% (22.8% in constant currency and 22.3% in organic constant currency) in the second quarter of 2021 compared to the second quarter of 2020. In the United States, revenues from services increased 21.9% (21.0% on an organic basis) in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by increased demand for our staffing/interim services, an increase in our permanent recruitment business of 103.7% (103.5% on an organic basis), including our RPO offering, and increased demand for our MSP offering. In Other Americas, revenues from services increased 29.6% (24.3% in constant currency) in the second quarter of 2021 compared to the second quarter of 2020 primarily due to increased demand for our staffing/interim services and an increase in our permanent recruitment business of 163.0% (162.3% in constant currency). This improvement was driven by increases in Mexico, Canada, Argentina, Colombia, Brazil and Peru of 23.4%, 37.2%, 50.3%, 41.4%, 17.8% and 32.1%, respectively (6.0%, 21.7%, 109.0%, 36.3%, 16.2% and 46.1%, respectively, in constant currency). The increase in Argentina was primarily due to inflation.

In the Americas, revenues from services increased 10.8% (10.9% in constant currency and 10.5% in organic constant currency) in the first half of 2021 compared to the first half of 2020. In the United States, revenues from services increased 9.8% (9.2% on an organic basis) in the first half of 2021 compared to the first half of 2020, primarily driven by increased demand for our staffing/interim services, an increase in our permanent recruitment business of 49.0% (48.8% on an organic basis), including our RPO offering, and increased demand for our MSP offering, partially offset by the unfavorable impact of one fewer billing day. In Other Americas, revenues from services increased 12.3% (12.6% in constant currency) in the first half of 2021 compared to the first half of 2020 primarily due to increased demand for our staffing/interim services, an increase in our permanent recruitment business of 66.8% (70.7% in constant currency) partially offset by the unfavorable impact of one fewer billing day. This improvement was driven by increases in Mexico, Canada, Argentina, Colombia, Brazil and Peru of 6.8%, 21.9%, 37.2%, 4.0%, 16.7% and 4.2%, respectively (0.6%, 11.2%, 94.0%, 2.4%, 29.9% and 13.6%, respectively, in constant currency). The increase in Argentina was primarily due to inflation.

Gross profit margin increased in both the second quarter and first half of 2021 compared to the second quarter and first half of 2020 primarily due to the improvements in the staffing/interim margins in the United States, the increases in our permanent recruitment business, and increases in revenues from our higher-margin MSP and RPO offerings in the United States. These increases were partially offset by the unfavorable changes in business mix as the higher-margin Right Management career transition business represented a lower percentage of the revenue mix.

In the second quarter of 2021, selling and administrative expenses increased 10.7% (9.8% in constant currency and 9.5% in organic constant currency), primarily due to the increase in salary-related costs as a result of a higher headcount to support an increase in revenues in the quarter and an increase in variable incentive costs as a result of an increase in profitability in certain markets. The increases were partially offset by the decrease in software impairment charges to zero in the second quarter of 2021 compared to $6.0 million in the second quarter of 2020, the decrease in discretionary expenses and a decline in office-related expenses driven by a decrease in the number of offices. In the first half of 2021, selling and administrative expenses decreased 1.4% (-1.1% in constant currency and -1.4% in organic constant currency), primarily due to the decrease in restructuring costs to zero in the first half of 2021 compared to $12.8 million in the first half of 2020, the decrease in software impairment charges, the decrease in discretionary expenses and a decline in office-related expenses driven by a decrease in the number of offices. The decreases were partially offset by the increase in salary-related costs due to higher headcount to support an increase in revenues in the quarter and an increase in variable incentive costs as a result of an increase in profitability in certain markets.

Operating Unit Profit (“OUP”) margin in the Americas was 5.4% and 2.4% for the second quarter of 2021 and 2020, respectively. In the United States, OUP margin increased to 6.0% in the second quarter of 2021 from 1.8% in the second quarter of 2020 primarily due to our ability to increase revenues without a similar increase in expenses, an increase in the gross profit margin and the software impairment charge recorded in the first half of 2020. Other Americas OUP margin increased to 4.3% in the second quarter of 2021 from 3.3% in the second quarter of 2020 primarily due to the gross profit margin improvement and our ability to increase revenues without a similar increase in expenses.

Operating Unit Profit (“OUP”) margin in the Americas was 4.9% and 2.0% for the first half of 2021 and 2020, respectively. In the United States, OUP margin increased to 5.4% in the first half of 2021 from 1.0% in the first half of 2020 primarily due to decrease in restructuring costs, the decrease in software impairment charges, our ability to increase revenues without a similar increase in expenses, excluding restructuring costs and software impairment charges, and an increase in the gross profit margin. Other Americas OUP margin increased to 4.1% in the first half of 2021 from 3.4% in the first half of 2020 primarily due to the gross profit margin improvement, decrease in restructuring costs and our ability to increase revenues without a similar increase in expenses.

On July 23, 2021, new legislation took effect in Mexico that prohibits the provision of traditional temporary staffing services, only allowing outsourced worker assignments for specialized services outside of the client’s core business activity. After evaluating client activity after the implementation date of July 23, 2021, we currently estimate that this will reduce the revenues within our Mexico business between 45% to 50% in the second half of 2021. Our Mexico operations approximated 2.8% of our consolidated revenues for the year ended December 31, 2020.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 64.7% (51.0% in constant currency) in the second quarter of 2021 compared to the second quarter of 2020. In the second quarter of 2021, revenues from services increased 83.0% (67.3% in constant currency) in France (which represents 56% of Southern Europe’s revenues) and increased 74.7% (59.6% in constant currency) in Italy (which represents 19% of Southern Europe’s revenues). The increase in France is primarily due to the increased demand for our Manpower staffing services, a 102.7% increase (85.4% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. The increase in Italy was primarily due to the increased demand for our Manpower staffing services, a 151.0% increase (129.4% in constant currency) in the permanent recruitment business, the favorable impact of approximately one additional billing day and the favorable impact of changes in currency exchange rates. In Other Southern Europe, revenues from services increased 30.1% (20.4% in constant currency and 24.0% in organic constant currency) during the second quarter of 2021 compared to the second quarter of 2020, due to increased demand for our staffing/interim services and an increase in our permanent recruitment business of 81.1% (67.9% in constant currency and 78.4% in organic constant currency), partially offset by the disposition of subsidiaries in Other Southern Europe in the third quarter of 2020.

Revenues from services increased 34.2% (23.1% in constant currency) in the first half of 2021 compared to the first half of 2020. In the first half of 2021, revenues from services increased 38.6% (26.8% in constant currency) in France and increased 46.2% (33.7% in constant currency) in Italy. The increase in France is primarily due to the increased demand for our Manpower staffing services, a 39.3% increase (27.4% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. The increase in Italy was primarily due to the increased demand for our Manpower staffing services, a 66.4% increase (52.2% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rate. In Other Southern Europe, revenues from services increased 18.8% (10.0% in constant currency and 13.3% in organic constant currency) during the first half of 2021 compared to the first half of 2020, due to increased demand for our staffing/interim services and an increase in our permanent recruitment business of 16.8% (8.9% in constant currency and 14.7% in organic constant currency), partially offset by the disposition of subsidiaries in Other Southern Europe in the third quarter of 2020.

Gross profit margin increased in the second quarter and first half of 2021 compared to the second quarter and first half of 2020. The increases were primarily due to the improvements in the Manpower staffing margins in France mostly as a result of a direct cost accrual adjustment related to a payroll tax audit recorded in the second quarter and first half of 2021, and the increases of 106.3% and 37.0%, respectively, (89.5% and 26.2%, respectively, in constant currency) in the permanent recruitment business. The increase in the second quarter of 2021 compared to 2020 was partially offset by the decrease in the Manpower staffing margin in Italy as lower margin enterprise clients represented a larger percentage of revenues during the second quarter and first half of 2021.

Selling and administrative expenses increased 31.6% (20.7% in constant currency) during the second quarter of 2021 compared to the second quarter of 2020 primarily due to the increase in salary-related costs due to higher headcount to support an increase in revenues in the quarter, an increase in variable incentive costs as a result of increased profitability in certain markets, and the decrease in benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs that occurred in the second quarter of 2020. The increase is also due to higher non-personnel related costs to support the growth in revenues and the unfavorable impact of changes in currency exchange rates. Selling and administrative expenses increased 15.3% (5.8% in constant currency) during the first half of 2021 compared to the first half of 2020 primarily due to the increase in salary-related costs due to higher headcount to support an increase in revenues in the quarter, an increase in variable incentive costs as a result of increased profitability in certain markets, and the decrease in benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs that occurred in the first half of 2020. The increase was also due to the unfavorable impact of changes in currency exchange rates. These increases were partially offset by the decrease in restructuring costs to zero in the first half of 2021 from $13.1 million in the first half of 2020.

OUP margin in Southern Europe was 4.8% for the second quarter of 2021 compared to 0.8% for the second quarter of 2020. In France, the OUP margin was 4.9% for the second quarter of 2021 compared to an operating unit loss margin of 0.3% for the second quarter of 2020. The increase in France was primarily due to our ability to increase revenues without a similar increase in expenses and the increase in the gross profit margin. In Italy, the OUP margin increased to 6.8% for the second quarter of 2021 from 4.1% for the second quarter of 2020 primarily due to our ability to increase revenues without a similar increase in expenses and the increase in the gross profit margin. Other Southern Europe’s OUP margin increased to 3.0% in the second quarter of 2021 from 0.7% in the second quarter of 2020, primarily due to the increase in the gross profit margin and our ability to increase revenues without a similar increase in expenses.

OUP margin in Southern Europe was 4.1% for the first half of 2021 compared to 1.9% for the first half of 2020. In France, the OUP margin increased to 4.3% for the first half of 2021 from 1.9% in the first half of 2020 primarily due to our ability to increase revenues without a similar increase in expenses and the increase in the gross profit margin. In Italy, the OUP margin increased to 5.9% for the first half of 2021 from 4.2% for the first half of 2020 primarily due to the decrease in restructuring costs to zero in the first half of 2021 from $1.6 million in the first half of 2020, our ability to increase revenues without a similar increase in expenses and the increase in the gross profit margin. Other Southern Europe’s OUP margin increased to 2.5% in the first half of 2021 from 0.4% in the first half of 2020, primarily due to the decrease in restructuring costs to zero in the first half of 2021 from $11.5 million in the first half of 2020, our ability to increase revenues without a similar increase in expenses and the increase in the gross profit margin.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 37%, 22%, 14%, 10%, and 7%, respectively, of Northern Europe’s revenues), revenues from services increased 37.5% (23.1% in constant currency) in the second quarter of 2021 compared to the second quarter of 2020. We experienced revenue increases in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium of 46.6%, 39.2%, 20.1%, 21.2% and 36.9%, respectively (30.0%, 19.8%, 9.8%, 10.8% and 25.2%, respectively, in constant currency). The revenue increase in Northern Europe was primarily due to the increased demand for our Manpower staffing services, the 81.2% increase (62.2% in constant currency) in the permanent recruitment business, the favorable impact of approximately one additional billing day and the favorable impact of changes in currency exchange rates.

In Northern Europe, revenues from services increased 20.2% (9.1% in constant currency) in the first half of 2021 compared to the first half of 2020. We experienced revenue increases in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium of 27.4%, 22.9%, 3.2%, 11.7% and 11.8%, respectively (15.4%, 7.2%, decrease of -5.5%, 2.2% and 2.3%, respectively, in constant currency). The revenue increase in Northern Europe was primarily due to the increased demand for our Manpower staffing services, the 28.2% increase (16.1% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates, partially offset by the unfavorable impact of approximately one fewer billing day.

Gross profit margin increased in the second quarter and first half of 2021 compared to the second quarter first half of 2020 due to the increases in our permanent recruitment business in the second quarter and first half of 2021 compared to the second quarter and first half of 2020, partially offset by the declines in the Manpower staffing margin due to client mix changes, as a higher percentage of revenues consisted of revenues from our lower-margin enterprise clients.

Selling and administrative expenses increased 30.2% (16.7% in constant currency) in the second quarter of 2021 compared to the second quarter of 2020. Selling and administrative expenses increased 8.2% (decrease of -1.9% in constant currency) in the first half of 2021 compared to the first half of 2020. The increases are primarily due to the additional variable incentive costs as a result of increased profitability in most markets, the increases in non-personnel related costs to support the increases in revenues and the unfavorable impact of changes in currency exchange rates. The increase in the second quarter of 2021 compared to the second quarter of 2020 was also due to the decrease in benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs that occurred in the second quarter of 2020. The increase in the first half of 2021 compared to the first half of 2020 was partially offset by the decrease in restructuring costs to zero in the first half of 2021 from $19.5 million in the first half of 2020.

OUP margin for Northern Europe increased to 1.5% in the second quarter of 2021 from 0.0% in the second quarter of 2020. OUP margin for Northern Europe was 1.0% in the first half of 2021 compared to an operating unit loss margin of 0.7% in the first half of 2020.The increases were was primarily due to our ability to increase revenues without a similar increase in expenses and increases in the gross profit margin. The increase in the first half of 2021 compared to the first half of 2020 was also due to the decrease in restructuring costs.

APME

Revenues from services increased 8.9% (5.5% in constant currency) in the second quarter of 2021 compared to the second quarter of 2020. In Japan (which represents 46% of APME’s revenues), revenues from services increased 7.8% (9.7% in constant currency) due to the increase in our Experis business, increased demand for our Manpower staffing services and the 17.6% increase (19.6% in constant currency) in our permanent recruitment business. In Australia (which represents 14% of APME’s revenues), revenues from services decreased 0.3% (-15.0% in constant currency) due to the decreased demand for our Manpower staffing services and the unfavorable impact of approximately three fewer billing days, partially offset by the 22.7% increase (5.0% in constant currency) in our permanent recruitment business and the favorable impact of changes in currency exchange rates. The revenue increase in the remaining markets in APME is due to the increase in demand for our Talent-Based Outsourcing services within our Manpower business, the 78.8% increase (71.7% in constant currency) in our permanent recruitment business and the favorable impact of changes in currency exchange rates.

Revenues from services increased 7.2% (2.9% in constant currency) in the first half of 2021 compared to the first half of 2020. In Japan, revenues from services increased 9.7% (9.3% in constant currency) due to the increase in our Experis business, increased demand for our Manpower staffing services, the 7.3% increase (7.1% in constant currency) in our permanent recruitment business and the favorable impact of approximately two additional billing days. In Australia, revenues from services increased 6.1% (decrease of -9.8% in constant currency) due to the favorable impact of changes in currency exchange rates, partially offset by the decreased demand for our Manpower staffing services and the unfavorable impact of approximately six fewer billing days. The revenue increase in the remaining markets in APME is due to the increase in demand for our Talent-Based Outsourcing services within our Manpower business the 36.1% increase (31.1% in constant currency) in our permanent recruitment business and the favorable impact of changes in currency exchange rates.

Gross profit margin increased in the second quarter and first half of 2021 compared to the second quarter and first half of 2020 primarily due to the increases in our staffing/interim margins and the increases of 27.6% and 14.0%, respectively, (16.1% and 2.9% in constant currency, respectively) in our permanent recruitment business.

Selling and administrative expenses increased 16.6% (11.1% in constant currency) in the second quarter of 2021 compared to the second quarter of 2020. Selling and administrative expenses increased 12.1% (5.9% in constant currency) in the first half of 2021 compared to the first half of 2020. The increases are primarily due to the additional variable incentive costs as a result of an increases in profitability in most markets, the increases in non-personnel related costs to support the increases in revenues and the unfavorable impact of changes in currency exchange rates. The increase in the first half of 2021 compared to the first half of 2020 was partially offset by the decrease in restructuring costs to zero in the first half of 2021 from $2.6 million in the first half of 2020.

OUP margin for APME increased to 3.6% in the second quarter of 2021 from 3.1% in the second quarter of 2020. OUP margin for APME increased to 3.3% in the first half of 2021 from 3.0% in the first half of 2020. The increases are due to the improvements in the gross profit margins, partially offset by the increases in variable incentive costs. The increase in the first half of 2021 compared to the first half of 2020 was also due to the decrease in restructuring costs.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended June 30, 2021 Compared to 2020
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	628.8	21.9%	—	21.9%	0.9%	21.0%
Other Americas	415.5	29.6%	5.3%	24.3%	—	24.3%
	1,044.3	24.8%	2.0%	22.8%	0.5%	22.3%
Southern Europe:
France	1,346.8	83.0%	15.7%	67.3%	—	67.3%
Italy	469.1	74.7%	15.1%	59.6%	—	59.6%
Other Southern Europe	606.5	30.1%	9.7%	20.4%	(3.6)%	24.0%
	2,422.4	64.7%	13.7%	51.0%	(1.4)%	52.4%
Northern Europe	1,190.5	37.5%	14.4%	23.1%	—	23.1%
APME	619.9	8.9%	3.4%	5.5%	—	5.5%
Consolidated	5,277.1	41.0%	9.7%	31.3%	(0.4)%	31.7%
Gross Profit	860.1	49.1%	9.3%	39.8%	(0.3)%	40.1%
Selling and Administrative Expenses	690.2	10.1%	6.7%	3.4%	(0.1)%	3.5%
Operating Profit	169.9	N/A	—	N/A	—	N/A

(a)
In millions for the three months ended June 30, 2021.

	Six Months Ended June 30, 2021 Compared to 2020
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,237.6	9.8%	—	9.8%	0.6%	9.2%
Other Americas	809.6	12.3%	(0.3)%	12.6%	—	12.6%
	2,047.2	10.8%	(0.1)%	10.9%	0.4%	10.5%
Southern Europe:
France	2,535.7	38.6%	11.8%	26.8%	—	26.8%
Italy	871.9	46.2%	12.5%	33.7%	—	33.7%
Other Southern Europe	1,175.1	18.8%	8.8%	10.0%	(3.3)%	13.3%
	4,582.7	34.2%	11.1%	23.1%	(1.1)%	24.2%
Northern Europe	2,324.3	20.2%	11.1%	9.1%	—	9.1%
APME	1,247.3	7.2%	4.3%	2.9%	—	2.9%
Consolidated	$10,201.5	22.0%	7.6%	14.4%	(0.3)%	14.7%
Gross Profit	$1,628.2	25.2%	7.3%	17.9%	(0.2)%	18.1%
Selling and Administrative Expenses	$1,359.9	3.6%	5.9%	(2.3)%	(0.2)%	(2.1)%
Operating Profit	$268.3	N/A	—	N/A	—	N/A

(a) In millions for the six months ended June 30, 2021.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of June 30, 2021, we had $1,348.9 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations. With the enactment of the United States Tax Cuts and Jobs Act in December 2017, we no longer record United States federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding and other taxes on unremitted earnings that are not considered permanently invested.

Cash provided by operating activities was $195.4 million and $596.1 million during the six months ended June 30, 2021 and 2020, respectively. Changes in operating assets and liabilities utilized $25.4 million of cash during the six months ended June 30, 2021 compared to $527.8 million of cash generated during the six months ended June 30, 2020. These changes were primarily attributable to an increase in accounts receivable due to the stronger market environment as the impact of the COVID-19 crisis has stabilized in many parts of the world. Accounts receivable increased to $5,203.3 million as of June 30, 2021 from $4,912.4 million as of December 31, 2020. This increase was partially offset by the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") increased to approximately 56 as of June 30, 2021 from approximately 54 as of December 31, 2020 due to unfavorable mix changes, with higher growth in countries with a higher average DSO.

The nature of our operations is such that our most significant current asset is accounts receivable and our most significant current liabilities are payroll related costs, which are generally paid either weekly or monthly. As the demand for our services increases, as we saw during the first half of 2021, we generally see an increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows.

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

Capital expenditures were $24.6 million for the six months ended June 30, 2021 compared to $18.9 million for the six months ended June 30, 2020. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The higher expenditures in 2021 compared to 2020 are primarily due to additional technology investments and the timing of capital expenditures.

From time to time, we acquire and invest in companies throughout the world, including franchises. For the six months ended June 30, 2021, the total cash consideration paid for acquisitions, net of cash acquired, was $13.3 million, which mainly related to franchise acquisitions in the United States and a contingent consideration payment associated with a previous acquisition.

Net debt borrowings were $1.2 million in the six months ended June 30, 2021 compared to net debt payments of $16.8 million in the six months ended June 30, 2020.

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

As of June 30, 2021, we had letters of credit totaling $0.5 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.5 million were available to us under the facility as of June 30, 2021.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.1 to 1 and a fixed charge coverage ratio of 4.2 to 1 as of June 30, 2021. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

We have assessed what impact the COVID-19 crisis has had or may have on our liquidity position as of June 30, 2021 and for the near future. As of June 30, 2021, our cash and cash equivalents balance was $1,461.4 million. We also have access to the previously mentioned revolving credit facility that could immediately provide us with up to $600.0 million of additional cash, which remains unused as of June 30, 2021, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $200.0 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines of up to $300.0 million ($600.0 million in the third quarter) to meet the working capital needs of our subsidiaries, of which $269.5 million was available to use as of June 30, 2021. Our €500.0 million notes and €400.0 million notes that total $1,062.8 million as of June 30, 2021 mature in 2026 and 2022, thus, there are no payments due in the very near term except for annual interest payments. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future should the COVID-19 crisis cause any additional cash flow needs.

The Board of Directors declared a semi-annual dividend of $1.26 and $1.09 per share, respectively, on May 7, 2021 and May 8, 2020. The 2021 dividends were paid on June 15, 2021 to shareholders of record as of June 1, 2021. The 2020 dividends were paid on June 15, 2020 to shareholders of record as of June 1, 2020.

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization was in addition to the August 2019 and 2018 Board authorizations to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first six months of 2021, we repurchased a total of 1.5 million shares under the 2019 authorization at a cost of $150.1 million. During the first six months of 2020, we repurchased a total of 0.9 million shares comprised of 0.8 million shares under the 2018 authorization and 0.1 million shares under the 2019 authorization, at a total cost of $63.8 million. The repurchases in the first half of 2020 all occurred within the first quarter of 2020. As of June 30, 2021, there were 1.9 million shares remaining authorized for repurchase under the 2019 authorization and no shares remaining authorized for repurchase under the 2018 authorization.

We had aggregate commitments of $2,126.1 million as of June 30, 2021 related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,197.6 million as of December 31, 2020.

We also have entered into guarantee contracts and stand-by letters of credit totaling $958.3 million and $890.0 million as of June 30, 2021 and December 31, 2020, respectively ($906.7 million and $838.4 million for guarantees, respectively, and $51.6 million for stand-by letters of credit as of both dates). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.9 million for both the six months ended June 30, 2021 and 2020.

We did not record any net restructuring costs during the six months ended June 30, 2021. We recorded net restructuring costs of $48.2 million during the six months ended June 30, 2020 in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. The costs paid or utilized out of our restructuring reserve were $22.4 million during the first half of 2021. We expect a majority of the remaining $23.7 million reserve will be paid by the end of 2021.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock. In August 2019, the Board of Directors authorized the repurchase of 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the second quarter of 2021. As of June 30, 2021, there were 1.9 million shares remaining authorized for repurchase under the 2019 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1 - 30, 2021	138,962	$103.89	138,962	2,158,737
May 1 - 31, 2021	288,136	$121.47	288,136	1,870,601
June 1 - 30, 2021	4,863	$123.37	4,863	1,865,738
Total	431,961	$115.83	431,961	1,865,738

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and affiliates, to date in 2021:

(a) preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value added tax, consultation regarding appropriate handling of items on the United States and international tax returns;

(b) advice and assistance with respect to transfer pricing matters, as well as communicating with various taxing authorities regarding the requirements associated with royalties and inter-company pricing, and tax audits; and

(c) audit services with respect to certain procedures and certifications where required.

Item 6 – Exhibits

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: August 6, 2021

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)