Form 10-Q
period 2021-09-30
ManpowerGroup Inc.
filed 2021-11-08
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

September 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at November 5, 2021
Common Stock, $.01 par value	54,239,893

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,612.6	$1,567.1
Accounts receivable, less allowance for doubtful accounts of $124.0 and $128.1, respectively	5,091.4	4,912.4
Prepaid expenses and other assets	154.7	186.9
Total current assets	6,858.7	6,666.4

Other Assets:
Goodwill	1,206.6	1,225.8
Intangible assets, less accumulated amortization of $433.3 and $425.4, respectively	232.2	248.6
Operating lease right-of-use assets	360.4	400.7
Other assets	675.6	651.6
Total other assets	2,474.8	2,526.7

Property and Equipment:
Land, buildings, leasehold improvements and equipment	598.3	614.7
Less: accumulated depreciation and amortization	479.5	479.6
Net property and equipment	118.8	135.1
Total assets	$9,452.3	$9,328.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2021	December 31, 2020
Current Liabilities:
Accounts payable	$2,829.5	$2,527.4
Employee compensation payable	260.0	231.8
Accrued liabilities	553.0	602.1
Accrued payroll taxes and insurance	718.0	752.0
Value added taxes payable	506.0	551.1
Short-term borrowings and current maturities of long-term debt	482.9	20.4
Total current liabilities	5,349.4	4,684.8

Other Liabilities:
Long-term debt	582.6	1,103.5
Long-term operating lease liability	268.5	305.1
Other long-term liabilities	768.6	781.2
Total other liabilities	1,619.7	2,189.8

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 117,758,023 and 117,555,991 shares, respectively	1.2	1.2
Capital in excess of par value	3,434.0	3,402.5
Retained earnings	3,591.8	3,388.8
Accumulated other comprehensive loss	(444.6)	(397.3)
Treasury stock at cost, 63,520,656 and 61,990,021 shares, respectively	(4,109.0)	(3,954.2)
Total ManpowerGroup shareholders’ equity	2,473.4	2,441.0
Noncontrolling interests	9.8	12.6
Total shareholders’ equity	2,483.2	2,453.6
Total liabilities and shareholders’ equity	$9,452.3	$9,328.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues from services	$5,140.6	$4,584.8	$15,342.1	$12,946.1
Cost of services	4,287.6	3,859.7	12,860.9	10,920.3
Gross profit	853.0	725.1	2,481.2	2,025.8
Selling and administrative expenses, excluding goodwill impairment charge	702.5	663.5	2,062.4	1,909.7
Goodwill impairment charge	—	—	—	66.8
Selling and administrative expenses	702.5	663.5	2,062.4	1,976.5
Operating profit	150.5	61.6	418.8	49.3
Interest and other expenses, net	4.9	6.0	13.1	32.3
Earnings before income taxes	145.6	55.6	405.7	17.0
Provision for income taxes	47.9	45.3	134.4	69.4
Net earnings (loss)	97.7	$10.3	$271.3	$(52.4)
Net earnings (loss) per share – basic	$1.80	$0.18	$4.96	$(0.90)
Net earnings (loss) per share – diluted	$1.77	$0.18	$4.90	$(0.90)
Weighted average shares – basic	54.3	58.2	54.7	58.4
Weighted average shares – diluted	55.2	58.5	55.4	58.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net earnings (loss)	$97.7	$10.3	$271.3	$(52.4)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(31.7)	76.7	(99.9)	29.1
Translation adjustments on derivative instruments, net of income taxes of $5.9, $(12.6), $16.1 and $(12.5), respectively	8.7	(25.2)	44.1	(23.8)
Translation adjustments of long-term intercompany loans	(0.5)	(5.8)	5.7	(6.2)
Defined benefit pension plans and retiree health care plan, net of income taxes of $1.5, $0.3, $4.1 and $7.9, respectively	1.2	0.6	2.8	2.5
Pension settlement related to a U.S. plan, net of income taxes of $3.9 for 2020	—	—	—	6.6
Total other comprehensive (loss) income	(22.3)	46.3	(47.3)	8.2
Comprehensive income (loss)	$75.4	$56.6	$224.0	$(44.2)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net earnings (loss)	$271.3	$(52.4)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	50.9	55.4
Non-cash goodwill and other impairment charges	—	71.3
Non-cash operating lease right-of-use assets impairment	—	22.6
Deferred income taxes	(20.5)	5.5
Provision for doubtful accounts	13.7	17.8
Share-based compensation	26.7	18.4
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(354.0)	785.8
Other assets	9.7	(15.1)
Other liabilities	385.1	(193.6)
Cash provided by operating activities	382.9	715.7

Cash Flows from Investing Activities:
Capital expenditures	(39.7)	(30.5)
Acquisition of businesses, net of cash acquired	(7.1)	—
Proceeds from the sale of subsidiaries and property and equipment	2.2	8.0
Cash used in investing activities	(44.6)	(22.5)

Cash Flows from Financing Activities:
Net change in short-term borrowings	0.1	(30.6)
Proceeds from long-term debt	0.4	2.0
Repayments of long-term debt	(2.2)	(0.1)
Payments of contingent consideration for acquisitions	(6.2)	(1.7)
Proceeds from share-based awards	5.3	7.4
Payments to noncontrolling interest	(1.2)	(0.8)
Other share-based award transactions	(4.6)	(7.6)
Repurchases of common stock	(150.1)	(63.8)
Dividends paid	(68.3)	(63.2)
Cash used in financing activities	(226.8)	(158.4)

Effect of exchange rate changes on cash	(66.0)	27.1
Change in cash and cash equivalents	45.5	561.9

Cash and cash equivalents, beginning of period	1,567.1	1,025.8
Cash and cash equivalents, end of period	$1,612.6	$1,587.7

Supplemental Cash Flow Information:
Interest Paid	$33.4	$35.5
Income taxes paid, net	$114.3	$118.9
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$35.9	$56.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2020	117,555,991	$1.2	$3,402.5	$3,388.8	$(397.3)	$(3,954.2)	$12.6	$2,453.6
Net earnings				62.0				62.0
Other comprehensive loss					(40.5)			(40.5)
Issuances under equity plans	169,192		1.0			(4.6)		(3.6)
Share-based compensation expense			7.5					7.5
Repurchases of common stock						(100.1)		(100.1)
Noncontrolling interest transactions							(1.5)	(1.5)
Balance, March 31, 2021	117,725,183	$1.2	$3,411.0	$3,450.8	$(437.8)	$(4,058.9)	$11.1	$2,377.4
Net earnings				111.6				111.6
Other comprehensive income					15.5			15.5
Issuances under equity plans	25,653		2.7			(0.1)		2.6
Share-based compensation expense			9.4					9.4
Dividends				(68.3)				(68.3)
Repurchases of common stock						(50.0)		(50.0)
Noncontrolling interest transactions							(1.5)	(1.5)
Balance, June 30, 2021	117,750,836	$1.2	$3,423.1	$3,494.1	$(422.3)	$(4,109.0)	$9.6	$2,396.7
Net earnings				97.7				97.7
Other comprehensive loss					(22.3)			(22.3)
Issuances under equity plans	7,187		1.1					1.1
Share-based compensation expense			9.8					9.8
Noncontrolling interest transactions							0.2	0.2
Balance, September 30, 2021	117,758,023	$1.2	$3,434.0	$3,591.8	$(444.6)	$(4,109.0)	$9.8	$2,483.2

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2019	117,190,883	$1.2	$3,370.6	$3,494.1	$(441.0)	$(3,681.9)	$18.5	$2,761.5
Net earnings				1.7				1.7
Other comprehensive loss					(64.8)			(64.8)
Issuances under equity plans	293,298		5.9			(6.4)		(0.5)
Share-based compensation expense			4.6					4.6
Repurchases of common stock						(63.8)		(63.8)
Noncontrolling interest transactions							0.3	0.3
Balance, March 31, 2020	117,484,181	$1.2	$3,381.1	$3,495.8	$(505.8)	$(3,752.1)	$18.8	$2,639.0

Net loss				(64.4)				(64.4)
Other comprehensive income					26.7			26.7
Issuances under equity plans	14,898					(0.2)		(0.2)
Share-based compensation expense			6.9					6.9
Dividends				(63.2)				(63.2)
Noncontrolling interest transactions							(2.0)	(2.0)
Balance, June 30, 2020	117,499,079	$1.2	$3,388.0	$3,368.2	$(479.1)	$(3,752.3)	$16.8	$2,542.8
Net earnings				10.3				10.3
Other comprehensive income					46.3			46.3
Issuances under equity plans	44,725		0.2			(1.0)		(0.8)
Share-based compensation expense			6.9					6.9
Noncontrolling interest transactions							(0.1)	(0.1)
Balance, September 30, 2020	117,543,804	$1.2	$3,395.1	$3,378.5	$(432.8)	$(3,753.3)	$16.7	$2,605.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

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

COVID-19

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and global macroeconomic disruption. The COVID-19 crisis began to negatively impact our business, operations and consolidated financial statements during the last two weeks of March 2020, with significant lockdown measures implemented by the end of March 2020 in our main markets in Europe and North America, as well as in certain other countries. We continued to experience the negative impacts of the COVID-19 crisis in the third quarter of 2021, particularly related to the impact on supply chains and labor shortages as we believe certain parts of the workforce did not return to the labor market in many industries and markets over concerns about the COVID-19 Delta variant. Although many markets strengthened throughout the first nine months of 2021, the COVID-19 crisis had an adverse effect of curtailing economic activity in certain markets, affecting demand for our services. Continued uncertainty remains as to the future impact of the pandemic on global and local economies.

We continue to monitor and assess the impacts that the COVID-19 pandemic may have on our financial condition, liquidity and future results of operations. However, we cannot predict with certainty what the impact will be on future periods. For further information on the impacts of COVID-19 on our business, operations and financial results, see Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A rollforward of our allowance for doubtful accounts is shown below:

Nine Months Ended September 30, 2021
Balance, December 31, 2020	$128.1
Provisions charged to earnings	13.7
Write-offs	(11.7)
Translation adjustments	(6.3)
Reclassifications and other	0.2
Balance, September 30, 2021	$124.0

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2021 and determined that there was no impairment of our goodwill or indefinite-lived intangible assets.

The table below provides our reporting units’ estimated fair values and carrying values, determined as part of our annual goodwill impairment test performed in the third quarter, representing approximately 80% of our consolidated goodwill balance as of September 30, 2021.

(in millions)	France	United States	United Kingdom	Canada	Sweden	Netherlands
Estimated fair values	$3,130.8	$1,480.2	$412.0	$203.5	$150.1	$130.5
Carrying values	1,358.2	912.4	335.4	103.9	85.4	123.7

The fair value of each reporting unit was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the Netherlands reporting unit, which is part of the Northern Europe segment. The Netherlands reporting unit had a fair value that exceeded its carrying value by approximately 5.5%. Key assumptions included in the Netherlands discounted cash flow valuation performed during the third quarter of 2021 included a discount rate of 10.4%, revenue growth for the next three years ranging from 3.0% - 5.0%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.5%. If the Netherlands reporting cannot meet its operating targets and/or recover from the deteriorated macroeconomic, industry, and market conditions, it may not achieve the growth and margin assumptions noted above and some or all of the recorded goodwill for the Netherlands reporting unit, which was $114.2 as of September 30, 2021, could be subject to impairment.

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

Subsequent Events

On October 1, 2021, we acquired ettain group, one of the largest privately held IT resourcing and services providers in North America. Effective that date, ettain group became part of our Experis business in the Americas segment. The aggregate cash consideration paid was $930.9. Of the total consideration paid, $925.0 was for the acquired interests and the remaining $5.9 was for the excess working capital and cash. The transaction was funded with cash on hand and a $150.0 draw on our revolving credit facility on October 1, 2021. We expect to finalize the net working capital adjustments in the fourth quarter of 2021.

The acquisition of ettain group will be accounted for as a business combination and the assets and liabilities of ettain group will be included in the Consolidated Balance Sheets as of the acquisition date, and its performance will be included in the Consolidated Statements of Operations subsequent to the acquisition date. The major classes of assets and liabilities of ettain group are expected to be cash and cash equivalents, accounts receivable, current and long-term liabilities, deferred taxes, and goodwill and other amortizable intangible assets.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to September 30, 2021, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $30.5 as of September 30, 2021 and $34.9 as of December 31, 2020.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended September 30,
	2021					2020
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$525.0	$46.1	$40.4	$33.4	$644.9	$478.2	$33.0	$21.3	$46.3	$578.8
Other Americas	328.8	12.6	9.7	1.6	352.7	332.0	10.9	4.0	3.4	350.3
	853.8	58.7	50.1	35.0	997.6	810.2	43.9	25.3	49.7	929.1
Southern Europe:
France	1,220.0	79.6	12.7	4.7	1,317.0	1,119.8	72.4	9.8	3.3	1,205.3
Italy	432.4	8.7	11.0	4.3	456.4	335.1	7.0	6.0	3.1	351.2
Other Southern Europe	501.8	90.6	14.0	2.8	609.2	456.8	87.0	8.7	3.4	555.9
	2,154.2	178.9	37.7	11.8	2,382.6	1,911.7	166.4	24.5	9.8	2,112.4
Northern Europe	1,049.3	62.4	37.0	17.9	1,166.6	845.7	63.2	22.2	16.6	947.7
APME	461.2	103.7	36.0	10.3	611.2	469.3	86.0	30.0	10.3	595.6
	4,518.5	403.7	160.8	75.0	5,158.0	4,036.9	359.5	102.0	86.4	4,584.8
Intercompany Eliminations					(17.4)					—
Total					$5,140.6					$4,584.8

	Nine Months Ended September 30,
	2021					2020
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$1,562.1	$108.4	$100.8	$111.2	$1,882.5	$1,425.9	$93.6	$62.1	$124.0	$1,705.6
Other Americas	1,097.5	33.5	23.7	7.6	1,162.3	1,018.7	30.6	12.6	9.2	1,071.1
	2,659.6	141.9	124.5	118.8	3,044.8	2,444.6	124.2	74.7	133.2	2,776.7
Southern Europe:
France	3,545.1	249.7	40.5	17.4	3,852.7	2,781.5	213.0	29.7	10.9	3,035.1
Italy	1,257.3	24.6	32.5	13.9	1,328.3	897.2	20.7	19.0	10.5	947.4
Other Southern Europe	1,458.2	277.5	38.9	9.7	1,784.3	1,253.3	252.6	30.1	9.4	1,545.4
	6,260.6	551.8	111.9	41.0	6,965.3	4,932.0	486.3	78.8	30.8	5,527.9
Northern Europe	3,135.7	193.8	102.6	58.8	3,490.9	2,563.6	198.5	73.1	46.7	2,881.9
APME	1,407.5	304.2	113.2	33.6	1,858.5	1,386.5	250.9	95.1	27.1	1,759.6
	13,463.4	1,191.7	452.2	252.2	15,359.5	11,326.7	1,059.9	321.7	237.8	12,946.1
Intercompany Eliminations					(17.4)					—
Total					$15,342.1					$12,946.1

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended September 30,
	2021			2020
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$623.2	$21.7	$644.9	$567.6	$11.2	$578.8
Other Americas	346.6	6.1	352.7	347.6	2.7	350.3
	969.8	27.8	997.6	915.2	13.9	929.1
Southern Europe:
France	1,305.5	11.5	1,317.0	1,196.4	8.9	1,205.3
Italy	446.3	10.1	456.4	345.6	5.6	351.2
Other Southern Europe	598.0	11.2	609.2	548.6	7.3	555.9
	2,349.8	32.8	2,382.6	2,090.6	21.8	2,112.4
Northern Europe	1,135.1	31.5	1,166.6	928.3	19.4	947.7
APME	590.5	20.7	611.2	579.1	16.5	595.6
	5,045.2	112.8	5,158.0	4,513.2	71.6	4,584.8
Intercompany Eliminations			(17.4)			—
Total			$5,140.6			$4,584.8

	Nine Months Ended September 30,
	2021			2020
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$1,829.6	$52.9	$1,882.5	$1,673.0	$32.6	$1,705.6
Other Americas	1,147.2	15.1	1,162.3	1,062.9	8.2	1,071.1
	2,976.8	68.0	3,044.8	2,735.9	40.8	2,776.7
Southern Europe:
France	3,815.5	37.2	3,852.7	3,008.0	27.1	3,035.1
Italy	1,297.9	30.4	1,328.3	929.7	17.7	947.4
Other Southern Europe	1,752.5	31.8	1,784.3	1,520.1	25.3	1,545.4
	6,865.9	99.4	6,965.3	5,457.8	70.1	5,527.9
Northern Europe	3,402.0	88.9	3,490.9	2,818.3	63.6	2,881.9
APME	1,796.7	61.8	1,858.5	1,707.9	51.7	1,759.6
	15,041.4	318.1	15,359.5	12,719.9	226.2	12,946.1
Intercompany Eliminations			(17.4)			—
Total			$15,342.1			$12,946.1

(4) Share-Based Compensation Plans

During the three months ended September 30, 2021 and 2020, we recognized share-based compensation expense of $9.8 and $6.9, respectively, and $26.7 and $18.4 for the nine months ended September 30, 2021 and 2020, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $5.3 and $7.4 for the nine months ended September 30, 2021 and 2020, respectively.

(5) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. For the nine months ended September 30, 2021 and 2020, the total cash consideration paid for acquisitions, net of cash acquired, was $13.3 and $1.7, respectively. The 2021 payments mainly related to franchise acquisitions in the United States and a contingent consideration payment associated with a previous acquisition. The 2020 payment represents a deferred consideration payment related to a previous acquisition.

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

(6) Restructuring Costs

We recorded net restructuring costs of $5.3 and $98.1 during the nine months ended September 30, 2021 and 2020, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. During the nine months ended September 30, 2021, we made payments of $32.5 out of our restructuring reserve. We expect a majority of the remaining $18.9 reserve will be paid by the end of 2021.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate	Total
Balance, January 1, 2021	$1.9	$3.5	$40.7	$—	$—	$46.1
Severance costs	5.3	—	—	—	—	5.3
Costs paid or utilized	(4.2)	(2.3)	(26.0)	—	—	(32.5)
Balance, September 30, 2021	$3.0	$1.2	$14.7	$—	$—	$18.9

(1) Balances related to the United States were $1.4 and $0.4 as of December 31, 2020 and September 30, 2021, respectively.

(2) Balances related to France were $0.6 as of both December 31, 2020 and September 30, 2021. Balances related to Italy were $1.4 and $0.5 as of December 31, 2020 and September 30, 2021, respectively.

(7) Income Taxes

We recorded income tax expense at an effective rate of 32.9% for the three months ended September 30, 2021, as compared to an effective rate of 81.5% for the three months ended September 30, 2020. The 2020 rate was unfavorably impacted by the relatively low level and mix of pre-tax earnings and a discrete valuation allowance in Germany. The 2021 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 27.5%, the enacted 50% reduction in the French business tax rate, and a higher level of pre-tax earnings. The 32.9% effective tax rate for the three months ended September 30, 2021 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

We recorded income tax expense at an effective rate of 33.1% for the nine months ended September 30, 2021, as compared to an effective rate of 407.4% for the nine months ended September 30, 2020. The 2020 rate was unfavorably impacted by the relatively low level and mix of pre-tax earnings, the non-deductible goodwill impairment charge in Germany, and a discrete valuation allowance in Germany. The 2021 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 27.5%, the enacted 50% reduction in the French business tax rate, and a higher level of pre-tax earnings. The 33.1% effective tax rate for the nine months ended September 30, 2021 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

As of September 30, 2021, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $68.0 that would favorably impact the effective tax rate if recognized. As of December 31, 2020, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $64.5. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2014 through 2021 for our major operations in France, Italy, the United Kingdom, and the United States. As of September 30, 2021, we were subject to tax audits in Austria, Denmark, France, Germany, Netherlands, and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings (Loss) Per Share

The calculations of net earnings (loss) per share - basic and net earnings (loss) per share - diluted were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net earnings (loss) available to common shareholders	$97.7	$10.3	$271.3	$(52.4)
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	54.3	58.2	54.7	58.4
Effect of dilutive securities - stock options	0.2	—	0.1	—
Effect of other share-based awards	0.7	0.3	0.6	—
Weighted-average common shares outstanding - diluted	55.2	58.5	55.4	58.4
Net earnings (loss) per share - basic	$1.80	$0.18	$4.96	$(0.90)
Net earnings (loss) per share - diluted	$1.77	$0.18	$4.90	$(0.90)

There were 0.1 million and 0.7 million share-based awards excluded from the calculation of net earnings (loss) per share - diluted for the three months ended September 30, 2021 and 2020, respectively, because their impact was anti-dilutive. There were 0.2 million and 1.5 million share-based awards excluded from the calculation of net earnings (loss) per share - diluted for the nine months ended September 30, 2021 and 2020, respectively, because their impact was anti-dilutive. Due to the net loss for the nine months ended September 30, 2020, the assumed exercise of share-based awards had an anti-dilutive effect and therefore were not included in the calculations of net loss per share - diluted for the nine months ended September 30, 2020.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	September 30, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,206.6	$—	$1,206.6	$1,225.8	$—	$1,225.8
Intangible assets:
Finite-lived:
Customer relationships	465.1	$415.5	$49.6	$473.0	$403.8	$69.2
Other	22.7	17.8	4.9	21.9	21.6	0.3
	487.8	433.3	54.5	494.9	425.4	69.5
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	125.7	—	125.7	127.1	—	127.1
	177.7	—	177.7	179.1	—	179.1
Total intangible assets	$665.5	$433.3	$232.2	$674.0	$425.4	$248.6

(1) Balances were net of accumulated impairment loss of $644.2 as of both September 30, 2021 and December 31, 2020.

(2) Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2021 and December 31, 2020.

Total consolidated amortization expense related to intangible assets for the remainder of 2021 is expected to be $3.4 and in each of the next five years as follows: 2022 - $13.1, 2023 - $10.5, 2024 - $8.1, 2025 - $6.0 and 2026 - $2.2.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate(3)	Total
Balance, December 31, 2020	$536.6	$154.9	$326.6	$81.7	$126.0	$1,225.8
Acquisitions	3.1	—	—	—	—	3.1
Currency impact	(0.4)	(7.5)	(10.5)	(3.9)	—	(22.3)
Balance, September 30, 2021	$539.3	$147.4	$316.1	$77.8	$126.0	$1,206.6

(1) Balances related to the United States were $490.2 and $493.3 as of December 31, 2020 and September 30, 2021, respectively.

(2) Balances related to France were $73.3 and $69.5 as of December 31, 2020 and September 30, 2021, respectively. Balances related to Italy were $4.2 and $4.0 as of December 31, 2020 and September 30, 2021, respectively.

(3) The majority of the Corporate balance relates to goodwill attributable to our acquisitions of Right Management ($62.1) and Jefferson Wells ($55.5). Jefferson Wells is part of the United States reporting unit. Right Management is allocated to the reporting units of the countries in which Right Management operates. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balances to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.

Goodwill balances by reporting unit were as follows:

	September 30,	December 31,
	2021	2020
United States	$572.1	$545.7
Netherlands	114.2	119.3
United Kingdom	110.3	100.2
France	75.6	73.3
Sweden	42.1	43.6
Other reporting units (1)	292.3	343.7
Total goodwill	$1,206.6	$1,225.8

(1) As of July 1, 2021, balances pertaining to Right Management entities were allocated to corresponding reporting units.

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	Defined Benefit Pension Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$5.5	$5.3	$16.6	$15.5
Interest cost	1.5	2.4	4.6	7.0
Expected return on assets	(3.1)	(3.4)	(9.2)	(10.0)
Settlement loss	—	—	—	10.2
Other	1.4	0.9	4.1	2.5
Total benefit cost	$5.3	$5.2	$16.1	$25.2

	Retiree Health Care Plan
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest cost	$0.1	$0.1	$0.2	$0.3
Prior service credit	(0.2)	(0.1)	(0.6)	(0.5)
Other	—	—	0.1	—
Total benefit credit	$(0.1)	$—	$(0.3)	$(0.2)

During the three and nine months ended September 30, 2021, contributions made to our pension plans were $5.1 and $14.5, respectively, and contributions made to our retiree health care plan were $0.2 and $0.8, respectively. During 2021, we expect to make total contributions of approximately $16.0 to our pension plans and to fund our retiree health care payments as incurred.

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

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	December 31,
	2021	2020
Foreign currency translation	$(172.0)	$(72.1)
Translation loss on derivative instruments, net of income tax benefit of $(18.8) and $(34.9), respectively	(37.1)	(81.2)
Translation loss on long-term intercompany loans	(127.6)	(133.3)
Defined benefit pension plans, net of income tax benefit of $(34.0) and $(38.2), respectively	(108.2)	(111.4)
Retiree health care plan, net of income taxes of $1.7 and $1.8, respectively	0.3	0.7
Accumulated other comprehensive loss	$(444.6)	$(397.3)

Noncontrolling Interests

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. We recorded an expense of $0.1 in both the three months ended September 30, 2021 and 2020, and income of $1.0 and $0.9 in the nine months ended September 30, 2021 and 2020, respectively.

Dividends

The Board of Directors declared a semi-annual dividend of $1.26 and $1.09 per share, respectively, on May 7, 2021 and May 8, 2020. The 2021 dividends were paid on June 15, 2021 to shareholders of record as of June 1, 2021. The 2020 dividends were paid on June 15, 2020 to shareholders of record as of June 1, 2020.

Share Repurchases

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization was in addition to the August 2019 and 2018 Board authorizations to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the nine months ended September 30, 2021, we repurchased a total of 1.5 million shares under the 2019 authorization at a cost of $150.1. During the nine months ended September 30, 2020, we repurchased a total of 0.9 million shares comprised of 0.8 million shares under the 2018 authorization and 0.1 million shares under the 2019 authorization, at a total cost of $63.8. The 2021 repurchases all occurred within the first half of 2021, and the 2020 repurchases all occurred within the first quarter of 2020. As of September 30, 2021, there were 4.0 million and 1.9 million shares remaining authorized for repurchase under the 2021 authorization and 2019 authorization, respectively, and no shares remaining authorized for repurchase under the 2018 authorization.

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest expense	$9.6	$10.8	$29.5	$32.3
Interest income	(2.9)	(3.1)	(9.1)	(9.9)
Foreign exchange loss	1.4	0.6	4.5	4.2
Miscellaneous (income) expense, net(1)	(3.2)	(2.3)	(11.8)	5.7
Interest and other expenses, net	$4.9	$6.0	$13.1	$32.3

(1)
Miscellaneous expense, net for the nine months ended September 30, 2020 includes a $10.2 pension settlement loss related to one of our United States plans. See Note 10 to the Consolidated Financial Statements for further information.

(13) Derivative Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

We are exposed to various market risks relating to our ongoing business operations. The primary market risks, which are managed using derivative instruments, are foreign currency exchange rate risk and interest rate risk. In certain circumstances, we enter into foreign currency forward exchange contracts and cross-currency swaps to reduce the effects of fluctuating foreign currency exchange rates on our cash flows denominated in foreign currencies. Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We have historically managed interest rate risk through the use of a combination of fixed and variable rate borrowings.

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

The €400.0 ($462.8) notes due September 2022 and the €500.0 ($575.6) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of September 30, 2021.

In September 2019, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCI for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	2021	2020	2021	2020
Euro Notes	$24.6	$(43.8)	$57.0	$(45.7)
Cross-currency swaps	1.6	(11.3)	14.9	(8.9)

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

We use forward currency exchange contracts to hedge the changes in cash flows of certain operational expenses denominated in foreign currency due to changes in foreign currency exchange rates. The changes in fair value of the forward currency exchange contracts derivatives are recorded in AOCI and reclassified into earnings when the underlying operating expense is recognized in earnings.

In September 2021, we entered into a series of forward currency exchange contracts denominated in GBP. The economic effect of the forward is to eliminate the uncertainty in cash flows in GBP associated with a portion of our forecasted IT contract spend in 2022 by fixing the amount at £6.0. Gains and losses from the hedge offset the foreign currency exchange impact of the contracts.

We assessed the hedging relationship at the inception of the hedges in order to determine whether the derivatives that are used in the hedging transaction are highly effective in offsetting the cash flows of the hedged item and will continue to assess the relationship on an ongoing basis. We use the hypothetical derivative method in conjunction with regression analysis using a third-party valuation to measure effectiveness of our cross-currency swap agreements and our forward currency exchange contracts.

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three and nine months ended September 30, 2021 and 2020:

				(Loss) Gain Reclassified
	Gain (Loss) Recognized in OCI			from AOCI into Income
	Three Months Ended September 30,		Location of (Loss) Gain Reclassified	Three Months Ended September 30,
Instrument	2021	2020	from AOCI into Income	2021	2020
Cross-currency swaps	$4.0	$(3.2)	Interest and other expenses, net	$(3.9)	$(3.3)
Foreign currency forward contracts	(0.2)	—	Selling and administrative expenses	—	—

				(Loss) Gain Reclassified
	Gain (Loss) Recognized in OCI			from AOCI into Income
	Nine Months Ended September 30,		Location of (Loss) Gain Reclassified	Nine Months Ended September 30,
Instrument	2021	2020	from AOCI into Income	2021	2020
Cross-currency swaps	$0.9	$1.6	Interest and other expenses, net	$(0.7)	$1.4
Foreign currency forward contracts	(0.2)	—	Selling and administrative expenses	—	—

We expect the net amount of pre-tax derivative gains included in AOCI at September 30, 2021 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2021 was as follows:

	Location of (Loss) Gain	Amount of (Loss) Gain Recognized in Income
Instrument	Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Foreign currency forward contracts	Interest and other expenses, net	$(3.0)	$—	$(8.5)	$0.3

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

	Assets
		September 30,	December 31,
	Balance Sheet Location	2021	2020
Instruments designated as cash flow hedges:
Cross-currency swaps	Prepaid expenses and other assets	$12.5	$12.1
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts receivable, net	0.1	1.0
Total instruments		$12.6	$13.1

	Liabilities
		September 30,	December 31,
	Balance Sheet Location	2021	2020
Instruments designated as net investment hedges:
Euro Notes	Long-term debt	$1,038.4	$1,094.5
Cross-currency swaps	Accrued liabilities	15.9	30.5
Instruments designated as cash flow hedges:
Foreign currency forward contracts	Accrued liabilities	0.2	—
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	2.1	—
Total instruments		$1,056.6	$1,125.0

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,090.0 and $1,159.1 as of September 30, 2021 and December 31, 2020, respectively, compared to a carrying value of $1,038.4 and $1,094.5, respectively.

Our deferred compensation plan assets were $130.9 and $119.4 as of September 30, 2021 and December 31, 2020, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$35.1	$37.4	$105.5	$109.0
Short-term lease expense	1.4	1.8	4.5	9.0
Other lease expense(1)	$4.6	$3.9	$13.6	$12.4
Total lease expense	$41.1	$43.1	$123.6	$130.4

(1)
Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$104.7	$107.9
Operating ROU assets obtained in exchange for lease obligations	35.9	56.1

	September 30,	December 31,
Supplemental Balance Sheet Information	2021	2020
Operating Leases

Operating lease ROU assets	$360.4	$400.7

Operating lease liabilities - current(1)	$108.0	$119.3
Operating lease liabilities - long-term	268.5	305.1
Total operating lease liabilities	$376.5	$424.4

(1) Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

	September 30,
	2021	2020
Weighted Average Remaining Lease Term
Operating leases	5.0 years	5.4 years
Weighted Average Discount Rate
Operating leases	2.8%	2.9%

Maturities of operating lease liabilities as of September 30, 2021 were as follows:

(In millions)
Period Ending September 30, 2021	Operating Leases
Remainder of 2021	$32.5
2022	109.2
2023	84.6
2024	58.7
2025	37.8
2026	28.6
Thereafter	56.5
Total future undiscounted lease payments	$407.9
Less imputed interest	$(31.4)
Total operating lease liabilities	$376.5

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from services:
Americas:
United States (a)	$644.9	$578.8	$1,882.5	$1,705.6
Other Americas	352.7	350.3	1,162.3	1,071.1
	997.6	929.1	3,044.8	2,776.7
Southern Europe:
France	1,317.0	1,205.3	3,852.7	3,035.1
Italy	456.4	351.2	1,328.3	947.4
Other Southern Europe	609.2	555.9	1,784.3	1,545.4
	2,382.6	2,112.4	6,965.3	5,527.9

Northern Europe	1,166.6	947.7	3,490.9	2,881.9
APME	611.2	595.6	1,858.5	1,759.6
	5,158.0	4,584.8	15,359.5	12,946.1
Intercompany Eliminations	(17.4)	—	(17.4)	—
Consolidated (b)	$5,140.6	$4,584.8	$15,342.1	$12,946.1

Operating unit profit (loss): (c)
Americas:
United States	$28.2	$19.3	$95.4	$30.8
Other Americas	12.6	12.2	45.5	37.0
	40.8	31.5	140.9	67.8
Southern Europe:
France	61.6	51.5	169.9	87.0
Italy	30.8	15.4	81.9	40.6
Other Southern Europe	18.3	4.7	47.6	9.1
	110.7	71.6	299.4	136.7

Northern Europe	16.5	(22.5)	39.2	(36.3)
APME	22.6	16.7	63.7	51.6
	190.6	97.3	543.2	219.8
Corporate expenses	(36.0)	(29.1)	(110.5)	(83.5)
Goodwill impairment charge	—	—	—	(66.8)
Intangible asset amortization expense	(4.1)	(6.6)	(13.9)	(20.2)
Operating profit	150.5	61.6	418.8	49.3
Interest and other expenses, net	(4.9)	(6.0)	(13.1)	(32.3)
Earnings before income taxes	$145.6	$55.6	$405.7	$17.0

(a) In the United States, revenues from services included fees received from the related franchise offices of $3.3 and $3.4 for the three months ended September 30, 2021 and 2020, respectively, and $9.4 and $8.8 for the nine months ended September 30, 2021 and 2020, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $121.3 and $116.9 for the three months ended September 30, 2021 and 2020, respectively, and $353.4 and $315.7 for the nine months ended September 30, 2021 and 2020, respectively.

(b) Our consolidated revenues from services include fees received from our franchise offices of $3.9 and $3.8 for the three months ended September 30, 2021 and 2020, respectively, and $11.0 and $9.9 for the nine months ended September 30, 2021 and 2020, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $253.3 and $236.9 for the three months ended September 30, 2021 and 2020, respectively, and $755.9 and $447.3 for the nine months ended September 30, 2021 and 2020, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on pages 41-42 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

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
Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increased demand, as we experienced in the third quarter of 2021, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses. By contrast, during periods of decreased demand, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues.

During the third quarter of 2021, we continued to see recovery in the majority of our markets as we began to anniversary the COVID-19 related declines in our results that occurred during the third quarter of 2020. Revenues increased 12.1% during the third quarter of 2021 compared to the year-earlier period. Our third quarter results reflect the continuing of the global economic recovery with strong hiring demand from our clients due to vaccine rollouts in many countries and the easing of pandemic-related restrictions in many countries resulting in increased demand for our services in most of our key markets. However, we have experienced some slowing in the rate of recovery, with some markets, particularly in Europe, continuing to experience labor shortage and COVID-19 related challenges. These challenges impacted client demand for our services and included supply chain issues and labor shortages as we believe certain parts of the workforce did not return to the labor market in many industries and markets over concerns about the COVID-19 Delta variant. Although, we experienced strengthening demand across most geographies and industries during the quarter compared to the prior year, uncertainty remains as to the future impact of the pandemic on global and local economies.

In addition to the impact from COVID-19 discussed above, results for the quarter were impacted by currency. During the third quarter of 2021, the United States dollar was weaker, on average, relative to the currencies in our European markets, which therefore had a favorable impact on our reported results and generally may overstate the performance of our underlying business. The changes in the foreign currency exchange rates had a 1.1% favorable impact on revenues from services and an approximately $0.01 per share favorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the third quarter of 2021, our businesses experienced declines in year-over-year revenue trends from the second quarter reflecting a slowing in the rate of recovery in a number of key markets. Our consolidated revenues increased 12.1% year-over-year in the quarter, a decline from the 41.0% year-over-year increase in the second quarter of 2021.

During the third quarter of 2021 compared to 2020, most of our markets experienced revenue increases as the global recovery continued and as we anniversaried the revenue declines due to the COVID-19 crisis. We experienced a 12.8% revenue increase in Southern Europe, mainly driven by the increased demand in France and Italy. We experienced a 23.1% revenue increase in Northern Europe primarily due to the increased demand for our staffing/interim services, mostly in the United Kingdom and the Nordics. Revenues increased 7.4% in the Americas driven primarily by the increase in demand for our staffing/interim services and increased demand for our RPO and MSP offerings in the United States. We experienced a 2.6% revenue increase in APME primarily due to the increase in our Experis business.

From a brand perspective, we experienced revenue increases in all of our brands during the third quarter of 2021 compared to 2020. The revenue increase in our Manpower brand was primarily due to improved demand for our staffing services and an increase in our permanent recruitment business. In our Experis brand, the revenue increase was primarily due to the improved demand for our interim services, an increase in our permanent recruitment business and increased demand for our managed services, primarily in Southern Europe. On an overall basis, the revenue increase in our Talent Solutions brand, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, was driven mostly by increased demand for our RPO and MSP services. As workplaces reopened across our geographies and workers returned in phased approaches, we saw increased client demand for our HR skills within our RPO business due to significant hiring activity. Our MSP business has remained resilient during the pandemic and we experienced growth during the quarter as we assisted more clients to develop customized workforce solutions.

Our gross profit margin improved in the third quarter of 2021 compared to 2020 primarily due to a favorable change in business mix as our higher-margin permanent recruitment business, which experienced a 60.4% increase (58.9% in constant currency and 61.4% in organic constant currency) during the quarter as a result of stronger hiring activity, represented a higher percentage of the revenues mix in our largest markets during the third quarter of 2021 compared to the third quarter of 2020. The increase was also due to the improvement in our Manpower staffing margins in the Americas and APME, margin improvement in our Experis managed services business in Europe, and a higher percentage of revenue mix coming from our higher-margin consulting and MSP services. These increases were partially offset a lower mix of revenues coming from our higher-margin Right Management career transition business, and lower favorable direct cost adjustments.

We recorded transaction costs of $6.2 million in the third quarter of 2021 relating to our acquisition of ettain group, which closed in the fourth quarter of 2021. We also recorded restructuring costs of $5.3 million in the third quarter of 2021 in the Americas related to our Mexico operations as we experienced a significant revenue decline in that market driven by new labor legislation.

Our operating profit margin increased 144.4% in the third quarter of 2021 while our operating profit margin increased 160 basis points compared to the third quarter of 2020. Excluding acquisition transaction costs incurred in the third quarter of 2021, restructuring costs incurred in the third quarter of 2021 and 2020, and a loss of $5.8 million from the disposition of subsidiaries incurred in the third quarter of 2020, our operating profit was up 38.1% while operating profit margin was up 60 basis points compared to the third quarter of 2020. The operating profit margin increased due to the improvement in our gross profit margin.

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

Operating Results - Three Months Ended September 30, 2021 and 2020

The following table presents selected consolidated financial data for the three months ended September 30, 2021 as compared to 2020.

(in millions, except per share data)	2021	2020	Variance	Constant Currency Variance
Revenues from services	$5,140.6	$4,584.8	12.1%	11.0%
Cost of services	4,287.6	3,859.7	11.1%	10.0%
Gross profit	853.0	725.1	17.6%	16.8%
Gross profit margin	16.6%	15.8%
Selling and administrative expenses	702.5	663.5	5.9%	5.0%
Operating profit (loss)	150.5	61.6	144.4%	143.7%
Operating profit (loss) margin	2.9%	1.3%
Interest and other expenses, net	4.9	6.0	(17.9)%
Earnings (loss) before income taxes	145.6	55.6	161.8%	160.8%
Provision for income taxes	47.9	45.3	5.6%
Effective income tax rate	32.9%	81.5%
Net earnings (loss)	$97.7	$10.3	848.9%	845.3%
Net earnings (loss) per share – diluted	$1.77	$0.18	883.3%	877.8%
Weighted average shares – diluted	55.2	58.5	(5.6)%

The year-over-year increase in revenues from services of 12.1% (11.0% in constant currency and 11.3% in organic constant currency) was attributed to:

•
a revenue increase in Southern Europe of 12.8% (11.7% in constant currency). France, the largest market in Southern Europe, experienced a revenue increase of 9.3% (8.3% in constant currency), which was primarily due to the increased demand for our Manpower staffing services, a 27.1% increase (25.9% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. Italy, also part of Southern Europe, experienced a revenue increase of 30.0% (28.8% in constant currency), which was primarily due to the increased demand for our Manpower staffing services, an 83.8% increase (81.8% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates;
•
a revenue increase in Northern Europe of 23.1% (19.2% in constant currency), primarily due to the increased demand for our staffing/interim services, a 67.6% increase (62.4% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. We experienced revenue increases in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium of 34.5%, 22.6%, 12.6%, 5.6% and 11.9%, respectively (26.1%, 18.9%, 11.7%, 4.7% and 11.1%, respectively, in constant currency);
•
a revenue increase in the United States of 11.4% (10.6% on an organic basis) primarily driven by increased demand for our staffing/interim services, an increase in our permanent recruitment business of 89.4% (89.1% on an organic basis), including our RPO offering, and increased demand for our MSP offering;
•
a revenue increase in APME of 2.6% (4.0% in constant currency) primarily due to the increase in our Experis business, the 24.5% increase (23.6% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates; and
•
a 1.1% increase due to the impact of changes in currency exchange rates in our European markets.

The year-over-year 80 basis point increase in gross profit margin was primarily attributed to:

•
a 80 basis point favorable change in business mix as the higher-margin permanent recruitment business represented a higher percentage of the revenue mix;
•
a 20 basis point favorable impact from the improvement in the Manpower staffing margins in the Americas and APME;
•
a 10 basis point favorable impact from the margin improvement in our Experis managed services business in Europe; and
•
a 10 basis point favorable change in business mix as our higher-margin consulting and MSP services represented a higher percentage of the revenue mix; partially offset by
•
a 30 basis point unfavorable change in business mix as the higher-margin Right Management career transition business represented a lower percentage of the revenue mix; and
•
a 10 basis point unfavorable impact from the decrease in favorable direct cost accrual adjustments as the favorable direct cost adjustments in Other Americas in the third quarter of 2021 were less than the favorable adjustments in France in the third quarter of 2020.

The 5.9% increase in selling and administrative expenses in the third quarter of 2021 (5.0% in constant currency; 6.0% in organic constant currency) was primarily attributed to:

•
a 16.8% increase (15.9% in constant currency and 16.0% in organic constant currency) in personnel costs due to the increase in salary costs related to additional headcount as we invested in incremental recruiters and sales talent based on increased market activity. The increase in salary costs was also due to an increase in variable incentive costs as a result of increased profitability in most markets and the decrease in benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs that occurred in the third quarter of 2020;
•
a 7.1% increase (6.2% in constant currency and 6.6% in organic constant currency) in non-personnel related costs, excluding acquisition transaction costs incurred in the third quarter of 2021, restructuring costs incurred in both the third quarter of 2021 and 2020 and the loss on disposition of subsidiaries incurred in the third quarter of 2020, to support the increase in revenues;
•
a decrease in restructuring costs to $5.3 million incurred in the third quarter of 2021 from $49.9 million in the third quarter of 2020;
•
a loss on disposition of subsidiaries of $5.8 million incurred in the third quarter of 2020; and
•
a 0.9% increase due to the impact of changes in currency exchange rates in our European markets; partially offset by
•
the $6.2 million of acquisition transaction costs incurred in the third quarter of 2021.

Selling and administrative expenses as a percent of revenues decreased 80 basis points in the third quarter of 2021 compared to the third quarter of 2020 due primarily to:

•
a 100 basis point favorable impact as a result of the decrease in restructuring costs;
•
a 20 basis point favorable impact as we were able to support an increase in revenues without a similar increase in non-personnel related costs, excluding acquisition transaction costs, restructuring costs and loss on disposition of subsidiaries; and
•
a 10 basis point favorable impact from the loss on disposition of subsidiaries incurred in the third quarter of 2020; partially offset by
•
a 40 basis point unfavorable impact as salary costs increased, due to the investment in incremental recruiters and sales talent based on increased market activity, without a similar increase in revenues; and

•
a 10 basis point unfavorable impact from the acquisition transaction costs incurred in the third quarter of 2021.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses, net was $4.9 million in the third quarter of 2021 compared to $6.0 million in the third quarter of 2020. Miscellaneous income increased to $3.2 million in the third quarter of 2021 from $2.3 million in the third quarter of 2020 primarily due to the increase in income from our equity investment in ManpowerGroup Greater China Limited.

We recorded income tax expense at an effective rate of 32.9% for the third quarter of 2021, as compared to an effective rate of 81.5% for the third quarter of 2020. The 2020 rate was unfavorably impacted by the relatively low level and mix of pre-tax earnings and a discrete valuation allowance in Germany. The 2021 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 27.5%, the enacted 50% reduction in the French business tax rate, and a higher level of pre-tax earnings. The 32.9% effective tax rate for the three months ended September 30, 2021 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings. The COVID-19 crisis is creating uncertainty around predicting future earnings, and that uncertainty could make it more difficult for us to accurately estimate tax rates into the future.

Net earnings per share - diluted was $1.77 in the third quarter of 2021 compared to $0.18 in the third quarter of 2020. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.01 per share in the third quarter of 2021. Restructuring costs recorded in the third quarter of 2021 and 2020 negatively impacted net earnings per share - diluted by approximately $0.07 and $0.72, net of tax, in the third quarter of 2021 and 2020, respectively. The acquisition transaction costs in the third quarter of 2021 negatively impacted net earnings per share - diluted by approximately $0.09, net of tax, in the third quarter of 2021. The loss from the disposition of subsidiaries in the third quarter of 2020 negatively impacted net earnings per share – diluted by approximately $0.09, net of tax, in the third quarter of 2020.

Weighted average shares - diluted decreased to 55.2 million in the third quarter of 2021 from 58.5 million in the third quarter of 2020. This decrease was due to the impact of share repurchases completed since the third quarter of 2020, partially offset by shares issued as a result of exercises and vesting of share-based awards since the third quarter of 2020.

Operating Results - Nine Months Ended September 30, 2021 and 2020

The following table presents selected consolidated financial data for the nine months ended September 30, 2021 to 2020.

(in millions, except per share data)	2021	2020	Variance	Constant Currency Variance
Revenues from services	$15,342.1	$12,946.1	18.5%	13.2%
Cost of services	12,860.9	10,920.3	17.8%	12.4%
Gross profit	2,481.2	2,025.8	22.5%	17.5%
Gross profit margin	16.2%	15.6%
Selling and administrative expenses, excluding goodwill impairment charge	2,062.4	1,909.7	8.0%	3.7%
Goodwill impairment charge	-	66.8	N/A	N/A
Selling and administrative expenses	2,062.4	1,976.5	4.3%	0.2%
Operating profit (loss)	418.8	49.3	749.8%	712.9%
Operating profit (loss) margin	2.7%	0.4%
Interest and other expenses, net	13.1	32.3	(59.2)%
Earnings (loss) before income taxes	405.7	17.0	2281.0%	2182.2%
Provision for income taxes	134.4	69.4	93.5%
Effective income tax rate	33.1%	407.4%
Net earnings (loss)	$271.3	$(52.4)	N/A	N/A
Net earnings (loss) per share – diluted	$4.90	$(0.90)	N/A	N/A
Weighted average shares – diluted	55.4	58.4	(5.1)%

The year-over-year increase in revenues from services of 18.5% (13.2% in constant currency and 13.5% in organic constant currency) was attributed to:

•
a revenue increase in Southern Europe of 26.0% (18.8% in constant currency). France, the largest market in Southern Europe, experienced a revenue increase of 26.9% (19.4% in constant currency), which was primarily due to the increased demand for our Manpower staffing services, a 35.2% increase (26.9% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. Italy, also part of Southern Europe, experienced a revenue increase of 40.2% (31.9% in constant currency), which was primarily due to the increased demand for our Manpower staffing services, a 71.9% increase (61.5% in constant currency) in the permanent recruitment business, the favorable impact of approximately one additional billing day and the favorable impact of changes in currency exchange rates;
•
a revenue increase in Northern Europe of 21.1% (12.4% in constant currency), primarily due to the increased demand for our Manpower staffing services, the 40.2% increase (30.2% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates, partially offset by the unfavorable impact of approximately one fewer billing day. We experienced revenue increases in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium of 29.7%, 22.8%, 6.3%, 9.7% and 11.9%, respectively (18.9%, 11.1%, flat, 3.1% and 5.4%, respectively, in constant currency);
•
a revenue increase in the United States of 10.4% (9.7% on an organic basis) primarily driven by increased demand for our Manpower staffing services, an increase in our permanent recruitment business of 62.9% (62.7% on an organic basis), including our RPO offering, and increased demand for our MSP offering;
•
a revenue increase in APME of 5.6% (3.3% in constant currency) primarily due to the increase in our Experis business, the 17.5% increase (9.7% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates; and
•
a 5.3% increase due to the impact of changes in currency exchange rates in markets within Europe and APME.

The year-over-year 60 basis point increase in gross profit margin was primarily attributed to:

•
a 20 basis point favorable impact from the improvement in the staffing/interim margins in the Americas, Southern Europe and APME;
•
a 40 basis point favorable change in business mix as the higher-margin permanent recruitment business represented a higher percentage of the revenue mix;
•
a 10 basis point favorable impact from the margin improvement in our Experis managed services business in Europe; and
•
a 10 basis point favorable change in business mix as our higher-margin consulting and MSP services represented a higher percentage of the revenue mix; partially offset by
•
a 20 basis point unfavorable change in business mix as the higher-margin Right Management career transition business represented a lower percentage of the revenue mix.

The 4.3% increase in selling and administrative expenses in the nine months ended September 30, 2021 (0.2% in constant currency; 0.6% in organic constant currency) was primarily attributed to:

•
an 18.0% increase (13.4% in constant currency and 13.5% in organic constant currency) in personnel costs due to the increase in salary costs related to additional headcount as we invested in incremental recruiters and sales talent based on increased market activity. The increase in salary costs was also due to an increase in variable incentive costs as a result of increased profitability in most markets and the decrease in benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs that occurred in the nine months ended September 30, 2020;
•
a 5.8% increase (1.3% in constant currency and 1.7% in organic constant currency) in non-personnel related costs, excluding acquisition transaction costs, restructuring costs, goodwill and other impairment charges and loss on disposition of subsidiaries, primarily driven by the negative impact of changes in currency exchange rates and to support the increase in revenues;
•
the $6.2 million of acquisition transaction costs incurred in the nine months ended September 30, 2021; and
•
a 4.1% increase due to the impact of changes in currency exchange rates in markets within Europe and APME; partially offset by
•
a decrease in restructuring costs to $5.3 million incurred in the nine months ended September 30, 2021 from $98.1 million in the nine months ended September 30, 2020;
•
the goodwill and other impairment charges of $72.8 million incurred in the nine months ended September 30, 2020; and
•
the $5.8 million loss on the disposition of subsidiaries incurred in the nine months ended September 30, 2020.

Selling and administrative expenses as a percent of revenues decreased 190 basis points in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due primarily to:

•
a 60 basis point favorable impact as a result of the decrease in goodwill and other impairment charges;
•
a 70 basis point favorable impact as a result of the decrease in restructuring costs in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021;
•
a 50 basis point favorable impact as we were able to support an increase in revenues without a similar increase in non-personnel related costs, excluding acquisition transaction costs, restructuring costs, goodwill and other impairment charges and loss on disposition of subsidiaries; and
•
a 10 basis point favorable impact from changes in currency exchange rates.

Interest and other expenses, net was $13.1 million in the nine months ended September 30, 2021 compared to $32.3 million in the nine months ended September 30, 2020. Miscellaneous income was $11.8 million in the nine months ended September 30, 2021 compared to miscellaneous expense of $5.7 million in the nine months ended September 30, 2020. The change is primarily due to the pension settlement expenses of $10.2 million recorded in the nine months ended September 30, 2020 related to the settlement of our United States qualified retirement plan liability and the increase in income from our equity investment in ManpowerGroup Greater China Limited.

We recorded income tax expense at an effective rate of 33.1% for the nine months ended September 30, 2021, as compared to an effective rate of 407.4% for the nine months ended September 30, 2020. The 2020 rate was unfavorably impacted by the relatively low level and mix of pre-tax earnings, the non-deductible goodwill impairment charge in Germany, and a discrete valuation allowance in Germany. The 2021 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 27.5%, the enacted 50% reduction in the French business tax rate, and a higher level of pre-tax earnings. The 33.1% effective tax rate for the nine months ended September 30, 2021 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

Net earnings (loss) per share - diluted was earnings of $4.90 in the nine months ended September 30, 2021 compared to a loss of $0.90 in the nine months ended September 30, 2020. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.21 per share in the nine months ended September 30, 2021. Restructuring costs recorded in the nine months ended September 30, 2021 and 2020 negatively impacted net earnings (loss) per share – diluted by approximately $0.07 and $1.40 per share, net of tax, in the nine months ended September 30, 2021and 2020, respectively. The acquisition transaction costs in the nine months ended September 30, 2021 negatively impacted net earnings per share - diluted by approximately $0.09, net of tax, in the nine months ended September 30, 2021. Goodwill and other impairment charges recorded in the nine months ended September 30, 2020 negatively impacted net loss per share - diluted by approximately $1.14 in the nine months ended September 30, 2020. The pension settlement expense recorded in the nine months ended September 30, 2020 negatively impacted net loss per share – diluted by approximately $0.11, net of tax, in the nine months ended September 30, 2020. The loss from the disposition of subsidiaries in the nine months ended September 30, 2020 negatively impacted net loss per share – diluted by approximately $0.09, net of tax, in the nine months ended September 30, 2020.

Weighted average shares - diluted decreased to 55.4 million in the nine months ended September 30, 2021 from 58.4 million in the nine months ended September 30, 2020. This decrease was due to the impact of share repurchases completed since the nine months ended September 30, 2020 and the full weighting of the repurchases completed in the nine months ended September 30, 2020, partially offset by shares issued as a result of exercises and vesting of share-based awards since the nine months ended September 30, 2020.

Segment Operating Results

Americas

In the Americas, revenues from services increased 7.4% (7.7% in constant currency and 7.2% in organic constant currency) in the third quarter of 2021 compared to the third quarter of 2020. In the United States, revenues from services increased 11.4% (10.6% on an organic basis) in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by increased demand for our staffing/interim services, an increase in our permanent recruitment business of 89.4% (89.1% on an organic basis), including our RPO offering, and increased demand for our MSP offering. In Other Americas, revenues from services increased 0.7% (1.7% in constant currency) in the third quarter of 2021 compared to the third quarter of 2020 primarily due to increased demand for our Experis interim services, an increase in our permanent recruitment business of 141.6% (149.6% in constant currency), partially offset by the decreased demand for our Manpower staffing services and the unfavorable impact of one fewer billing day. This improvement was driven by increases in Canada, Argentina, Colombia, Peru and Brazil of 21.3%, 27.3%, 40.5%, 13.6% and 1.5%, respectively (14.8%, 69.0%, 44.7%, 29.7% and a decrease of 1.3%, respectively, in constant currency), with the increase in Argentina being primarily due to inflation. The increases were partially offset by a decrease in Mexico of 40.6% (-46.3% in constant currency) primarily due to the new labor legislation, implemented during the third quarter, that prohibits the provision of traditional temporary staffing services, only allowing outsourced worker assignments for specialized services outside of the client’s core business activity. Although we believe the new labor legislation will result in significant revenue reductions in Mexico over the next few quarters, we believe the mix shift towards more specialized staffing will improve the margins of our Mexico business over time. Our Mexico operations generated approximately 2.8% of our consolidated global revenues for the year ended December 31, 2020.

In the Americas, revenues from services increased 9.7% (9.9% in constant currency and 9.4% in organic constant currency) in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. In the United States, revenues from services increased 10.4% (9.7% on an organic basis) in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by increased demand for our Manpower staffing services, an increase in our permanent recruitment business of 62.9% (62.7% on an organic basis), including our RPO offering, and increased demand for our MSP offering, partially offset by the unfavorable impact of one fewer billing day. In Other Americas, revenues from services increased 8.5% (9.0% in constant currency) in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increased demand for our staffing/interim services, an increase in our permanent recruitment business of 90.9% (96.2% in constant currency), partially offset by the unfavorable impact of two fewer billing days. This improvement was driven by increases in Canada, Argentina, Colombia, Peru and Brazil of 21.7%, 33.8%, 14.6%, 7.2% and 11.4%, respectively (12.4%, 85.5%, 14.7%, 18.9% and 19.1%, respectively, in constant currency), with the increase in Argentina being primarily due to inflation. The increases were partially offset by a decrease in Mexico of 8.3% (-14.4% in constant currency) primarily due to the new labor legislation.

Gross profit margin increased in both the third quarter and the nine months ended September 30, 2021 compared to the third quarter and the nine months ended September 30, 2020 primarily due to the improvements in the staffing/interim margins, partly due to favorable direct cost adjustments incurred in the third quarter of 2021 and nine months ended September 30, 2021 in a market within Other Americas. The increases were also due to the increases in our permanent recruitment business, and increases in revenues from our higher-margin MSP and RPO offerings in the United States. These increases were partially offset by the unfavorable changes in business mix as the higher-margin Right Management career transition business represented a lower percentage of the revenue mix.

In the third quarter of 2021, selling and administrative expenses increased 12.3% (12.1% in constant currency and 11.8% in organic constant currency), primarily due to the increase in salary-related costs as a result of a higher headcount as we invested in incremental recruiters and sales talent based on increased market activity. The increase in salary-related costs was also due to an increase in variable incentive costs as a result of increased profitability in certain markets . The increase was also due to acquisition transaction costs of $6.2 million incurred in the third quarter of 2021 and an increase in consulting costs related to certain technology initiatives. The increases were partially offset by the decrease in restructuring costs to $5.3 million in the third quarter of 2021 compared to $16.7 million in the third quarter of 2020. In the nine months ended September 30, 2021, selling and administrative expenses increased 3.2% (3.3% in constant currency and 3.0% in organic constant currency), primarily due to the increase in salary-related costs due to higher headcount to support an increase in revenues in the quarter and an increase in variable incentive costs as a result of an increase in profitability in certain markets. The increase was also due to acquisition transaction costs of $6.2 million incurred in the nine months ended September 30, 2021 and an increase in consulting costs related to certain technology initiatives. The increases were partially offset by the decrease in restructuring costs to $5.3 million in the nine months ended September 30, 2021 compared to $29.5 million in the nine months ended September 30, 2020, the decrease in software impairment charges and a decline in office-related expenses driven by a decrease in the number of offices.

Operating Unit Profit (“OUP”) margin in the Americas was 4.1% and 3.4% for the third quarter of 2021 and 2020, respectively. In the United States, OUP margin increased to 4.4% in the third quarter of 2021 from 3.3% in the third quarter of 2020 primarily due to our ability to increase revenues without a similar increase in expenses, an increase in the gross profit margin and the decrease in restructuring costs, partially offset by the acquisition transaction costs incurred in the third quarter of 2021. Other Americas OUP margin increased to 3.6% in the third quarter of 2021 from 3.5% in the third quarter of 2020 primarily due to the gross profit margin improvement, partially offset by an increase in restructuring costs.

Operating Unit Profit (“OUP”) margin in the Americas was 4.6% and 2.4% for the nine months ended September 30, 2021 and 2020, respectively. In the United States, OUP margin increased to 5.1% in the nine months ended September 30, 2021 from 1.8% in the nine months ended September 30, 2020 primarily due to decrease in restructuring costs, the decrease in software impairment charges, our ability to increase revenues without a similar increase in expenses, and an increase in the gross profit margin. The increase was partially offset by the acquisition transaction costs incurred in the nine months ended September 30, 2021. Other Americas OUP margin increased to 3.9% in the nine months ended September 30, 2021 from 3.5% in the nine months ended September 30, 2020 primarily due to the gross profit margin improvement, partially offset by an increase in restructuring costs.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 12.8% (11.7% in constant currency) in the third quarter of 2021 compared to the third quarter of 2020. In the third quarter of 2021, revenues from services increased 9.3% (8.3% in constant currency) in France (which represents 55% of Southern Europe’s revenues) and increased 30.0% (28.8% in constant currency) in Italy (which represents 19% of Southern Europe’s revenues). The increase in France is primarily due to the increased demand for our Manpower staffing services, although supply chain constraints impacted the demand for our services from our automotive clients and the COVID-19 Delta variant slowed the rate of recovery, a 27.1% increase (25.9% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. The increase in Italy was primarily due to the increased demand for our Manpower staffing services, an 83.8% increase (81.8% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. In Other Southern Europe, revenues from services increased 9.6% (8.1% in constant currency and 10.8% in organic constant currency) during the third quarter of 2021 compared to the third quarter of 2020, due to increased demand for our Manpower staffing services and an increase in our permanent recruitment business of 58.8% (56.2% in constant currency and 67.6% in organic constant currency), partially offset by the disposition of subsidiaries in Other Southern Europe in the third quarter of 2020.

Revenues from services increased 26.0% (18.8% in constant currency) in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. In the nine months ended September 30, 2021, revenues from services increased 26.9% (19.4% in constant currency) in France and increased 40.2% (31.9% in constant currency) in Italy. The increase in France is primarily due to the increased demand for our Manpower staffing services, a 35.2% increase (26.9% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. The increase in Italy was primarily due to the increased demand for our Manpower staffing services, a 71.9% increase (61.5% in constant currency) in the permanent recruitment business, the favorable impact of approximately one additional billing day and the favorable impact of changes in currency exchange rates. In Other Southern Europe, revenues from services increased 15.5% (9.3% in constant currency and 12.4% in organic constant currency) during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to increased demand for our Manpower staffing services and an increase in our permanent recruitment business of 29.0% (22.7% in constant currency and 29.9% in organic constant currency), partially offset by the disposition of subsidiaries in Other Southern Europe in the nine months ended September 30, 2020.

Gross profit margin increased in the third quarter and the nine months ended September 30, 2021 compared to the third quarter and the nine months ended September 30, 2020. The increases were primarily due to the increases of 51.9% and 41.7%, respectively, (50.1% and 33.6%, respectively, in constant currency) in the permanent recruitment business. The increase in the third quarter of 2021 compared to 2020 was partially offset by the decrease in the Manpower staffing margin as lower margin enterprise clients represented a larger percentage of revenues during the third quarter of 2021 compared to 2020.

Selling and administrative expenses increased 2.4% (1.4% in constant currency) during the third quarter of 2021 compared to the third quarter of 2020 primarily due to the increase in salary-related costs due to higher headcount to support an increase in revenues in the quarter, an increase in variable incentive costs as a result of increased profitability in certain markets, and the decrease in benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs that occurred in the third quarter of 2020. The increase is also due to the higher non-personnel related costs to support the growth in revenues and the unfavorable impact of changes in currency exchange rates. The increases were partially offset by the decrease in restructuring costs to zero in the third quarter of 2021 from $7.6 million in the third quarter of 2020 and the loss on disposition of subsidiaries of $5.8 million incurred in the third quarter of 2020. Selling and administrative expenses increased 10.7% (4.3% in constant currency) during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the increase in salary-related costs due to higher headcount to support an increase in revenues in the quarter, an increase in variable incentive costs as a result of increased profitability in certain markets, and the decrease in benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs that occurred in the nine months ended September 30, 2020. The increase was also due to the unfavorable impact of changes in currency exchange rates. These increases were partially offset by the decrease in restructuring costs to zero in the nine months ended September 30, 2021 from $20.7 million in the nine months ended September 30, 2020.

OUP margin in Southern Europe was 4.6% for the third quarter of 2021 compared to 3.4% for the third quarter of 2020. In France, the OUP margin was 4.7% for the third quarter of 2021 compared to 4.3% for the third quarter of 2020. The increase in France was primarily due to our ability to increase revenues without a similar increase in expenses and the increase in the gross profit margin. In Italy, the OUP margin increased to 6.7% for the third quarter of 2021 from 4.4% for the third quarter of 2020 primarily due to our ability to increase revenues without a similar increase in expenses, the increase in the gross profit margin and the decrease of restructuring costs to zero in the third quarter of 2021 compared to $1.8 million in the third quarter of 2020. Other Southern Europe’s OUP margin increased to 3.0% in the third quarter of 2021 from 0.9% in the third quarter of 2020, primarily due to the increase in the gross profit margin and the decrease of restructuring costs to zero in the third quarter of 2021 compared to $5.8 million in the third quarter of 2020.

OUP margin in Southern Europe was 4.3% for the nine months ended September 30, 2021 compared to 2.5% for the nine months ended September 30, 2020. In France, the OUP margin increased to 4.4% for the nine months ended September 30, 2021 from 2.9% in the nine months ended September 30, 2020 primarily due to our ability to increase revenues without a similar increase in expenses and the increase in the gross profit margin. In Italy, the OUP margin increased to 6.2% for the nine months ended September 30, 2021 from 4.3% for the nine months ended September 30, 2020 primarily due to the decrease in restructuring costs to zero in the nine months ended September 30, 2021 from $1.8 million in the nine months ended September 30, 2020, our ability to increase revenues without a similar increase in expenses and the increase in the gross profit margin. Other Southern Europe’s OUP margin increased to 2.7% in the nine months ended September 30, 2021 from 0.6% in the nine months ended September 30, 2020, primarily due to the decrease in restructuring costs to zero in the nine months ended September 30, 2021 from $17.3 million in the nine months ended September 30, 2020, our ability to increase revenues without a similar increase in expenses, the increase in the gross profit margin and the loss on disposition of subsidiaries incurred in the nine months ended September 30, 2020.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 37%, 21%, 14%, 10%, and 7%, respectively, of Northern Europe’s revenues), revenues from services increased 23.1% (19.2% in constant currency) in the third quarter of 2021 compared to the third quarter of 2020. We experienced revenue increases in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium of 34.5%, 22.6%, 12.6%, 5.6% and 11.9%, respectively (26.1%, 18.9%, 11.7%, 4.7% and 11.1%, respectively, in constant currency). The revenue increase in Northern Europe was primarily due to the increased demand for our staffing/interim services, the 67.6% increase (62.4% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates.

In Northern Europe, revenues from services increased 21.1% (12.4% in constant currency) in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. We experienced revenue increases in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium of 29.7%, 22.8%, 6.3%, 9.7% and 11.9%, respectively (18.9%, 11.1%, flat, 3.1% and 5.4%, respectively, in constant currency). The revenue increase in Northern Europe was primarily due to the increased demand for our Manpower staffing services, the 40.2% increase (30.2% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates, partially offset by the unfavorable impact of approximately one fewer billing day.

Gross profit margin increased in the third quarter and the nine months ended September 30, 2021 compared to the third quarter and the nine months ended September 30, 2020 due to the increases in our permanent recruitment business, partially offset by the declines in the Manpower staffing margin due to client mix changes, as a higher percentage of revenues consisted of revenues from our lower-margin enterprise clients.

Selling and administrative expenses increased 1.2% (decrease of -1.4% in constant currency) in the third quarter of 2021 compared to the third quarter of 2020. Selling and administrative expenses increased 5.8% (decrease of -1.7% in constant currency) in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increases are primarily due to the increases in salary-related costs due to higher headcount to support increases in revenues and increases in variable incentive costs as a result of increases in profitability in certain markets. The increases were also due to the increases in non-personnel related costs to support the increases in revenues, and the decrease in benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs that occurred in 2020. The increases were partially offset by the decreases in restructuring costs to zero in both the third quarter of 2021 and nine months ended September 30, 2021 from $24.1 million and $43.5 million in the third quarter of 2020 and nine months ended September 30, 2020, respectively.

OUP margin for Northern Europe increased to 1.4% in the third quarter of 2021 from an operating unit loss of 2.4% in the third quarter of 2020. OUP margin for Northern Europe was 1.1% in the nine months ended September 30, 2021 compared to an operating unit loss margin of 1.3% in the nine months ended September 30, 2020.The increases were primarily due to our ability to increase revenues without a similar increase in expenses, increases in the gross profit margin and the decreases in restructuring costs.

APME

Revenues from services increased 2.6% (4.0% in constant currency) in the third quarter of 2021 compared to the third quarter of 2020. In Japan (which represents 48% of APME’s revenues), revenues from services increased 9.1% (13.2% in constant currency) due to the increase in our Experis business, increased demand for our Manpower staffing services and the 38.8% increase (44.0% in constant currency) in our permanent recruitment business. In Australia (which represents 12% of APME’s revenues), revenues from services decreased 27.4% (29.3% in constant currency) due to the decreased demand for our Manpower staffing services, partially offset by the 11.9% increase (8.9% in constant currency) in our permanent recruitment business. The revenue increase in the remaining markets in APME is due to the increase in demand for our Talent-Based Outsourcing services within our Manpower business, the 65.9% increase (66.1% in constant currency) in our permanent recruitment business, partially offset by the unfavorable impact of approximately one fewer billing day.

Revenues from services increased 5.6% (3.3% in constant currency) in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. In Japan, revenues from services increased 9.5% (10.6% in constant currency) due to the increase in our Experis business, increased demand for our Manpower staffing services, the 17.0% increase (18.5% in constant currency) in our permanent recruitment business and the favorable impact of approximately two additional billing days. In Australia, revenues from services decreased 5.7% (-16.7% in constant currency) due to the decreased demand for our Manpower staffing services and the unfavorable impact of approximately six fewer billing days, partially offset by the 12.1% increase (0.3% in constant currency) in our permanent recruitment business and the favorable impact of changes in currency exchange rates. The revenue increase in the remaining markets in APME is due to the increase in demand for our Talent-Based Outsourcing services within our Manpower business, the 46.1% increase (42.9% in constant currency) in our permanent recruitment business and the favorable impact of changes in currency exchange rates, partially offset by the unfavorable impact of approximately one fewer billing day.

Gross profit margin increased in the third quarter and nine months ended September 30, 2021 compared to the third quarter and the nine months ended September 30, 2020 primarily due to the increases in our staffing/interim margins and the increases of 24.5% and 17.5%, respectively, (23.6% and 9.7% in constant currency, respectively) in our permanent recruitment business.

Selling and administrative expenses increased 8.8% (9.6% in constant currency) in the third quarter of 2021 compared to the third quarter of 2020. Selling and administrative expenses increased 11.0% (7.2% in constant currency) in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increases are primarily due to the increases in salary-related costs due to higher headcount to support an increase in revenues and increases in variable incentive costs as a result of increases in profitability in certain markets, and the increases in non-personnel related costs to support the increases in revenues. The increase for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was also due to the unfavorable impact of changes in currency exchange rates. The increases were partially offset by the decreases in restructuring costs to zero in both the third quarter of 2021 and nine months ended September 30, 2021 from $1.5 million and $4.1 million in the third quarter of 2020 and nine months ended September 30, 2020, respectively.

OUP margin for APME increased to 3.7% in the third quarter of 2021 from 2.8% in the third quarter of 2020. OUP margin for APME increased to 3.4% in the nine months ended September 30, 2021 from 2.9% in the nine months ended September 30, 2020. The increases are due to the improvements in the gross profit margins, partially offset by the decreases in restructuring costs.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended September 30, 2021 Compared to 2020
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	644.9	11.4%	—	11.4%	0.8%	10.6%
Other Americas	352.7	0.7%	(1.0)%	1.7%	—	1.7%
	997.6	7.4%	(0.3)%	7.7%	0.5%	7.2%
Southern Europe:
France	1,317.0	9.3%	1.0%	8.3%	—	8.3%
Italy	456.4	30.0%	1.2%	28.8%	—	28.8%
Other Southern Europe	609.2	9.6%	1.5%	8.1%	(2.7)%	10.8%
	2,382.6	12.8%	1.1%	11.7%	(0.7)%	12.4%
Northern Europe	1,166.6	23.1%	3.9%	19.2%	—	19.2%
APME	611.2	2.6%	(1.4)%	4.0%	—	4.0%
	5,158.0
Intercompany Eliminations	(17.4)
Consolidated	5,140.6	12.1%	1.1%	11.0%	(0.3)%	11.3%
Gross Profit	853.0	17.6%	0.8%	16.8%	(0.1)%	16.9%
Selling and Administrative Expenses	702.5	5.9%	0.9%	5.0%	(1.0)%	6.0%
Operating Profit	150.5	144.4%	0.7%	143.7%	18.8%	124.9%

(a)
In millions for the three months ended September 30, 2021.

	Nine Months Ended September 30, 2021 Compared to 2020
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,882.5	10.4%	—	10.4%	0.7%	9.7%
Other Americas	1,162.3	8.5%	(0.5)%	9.0%	—	9.0%
	3,044.8	9.7%	(0.2)%	9.9%	0.5%	9.4%
Southern Europe:
France	3,852.7	26.9%	7.5%	19.4%	—	19.4%
Italy	1,328.3	40.2%	8.3%	31.9%	—	31.9%
Other Southern Europe	1,784.3	15.5%	6.2%	9.3%	(3.1)%	12.4%
	6,965.3	26.0%	7.2%	18.8%	(0.9)%	19.7%
Northern Europe	3,490.9	21.1%	8.7%	12.4%	—	12.4%
APME	1,858.5	5.6%	2.3%	3.3%	—	3.3%
	15,359.5
Intercompany Eliminations	(17.4)
Consolidated	$15,342.1	18.5%	5.3%	13.2%	(0.3)%	13.5%
Gross Profit	$2,481.2	22.5%	5.0%	17.5%	(0.2)%	17.7%
Selling and Administrative Expenses	$2,062.4	4.3%	4.1%	0.2%	(0.4)%	0.6%
Operating Profit	$418.8	749.8%	36.9%	712.9%	77.9%	635.0%

(a) In millions for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2021, we had $722.7 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations. With the enactment of the United States Tax Cuts and Jobs Act in December 2017, we no longer record United States federal income taxes on unremitted earnings of non-United States subsidiaries. However, we do record deferred tax liabilities related to non-United States withholding and other taxes on unremitted earnings that are not considered permanently invested.

Cash provided by operating activities was $382.9 million and $715.7 million during the nine months ended September 30, 2021 and 2020, respectively. Changes in operating assets and liabilities generated $40.8 million of cash during the nine months ended September 30, 2021 compared to $577.1 million during the nine months ended September 30, 2020. These changes were primarily attributable to an increase in accounts receivable due to the stronger market environment as the impact of the COVID-19 crisis has stabilized in many parts of the world, and an increase in accounts payable due to timing. Accounts receivable increased to $5,091.4 million as of September 30, 2021 from $4,912.4 million as of December 31, 2020. This increase was partially offset by the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") increased to approximately 58 as of September 30, 2021 from approximately 54 as of December 31, 2020 due to unfavorable mix changes, with higher growth in countries with a higher average DSO.

The nature of our operations is such that our most significant current asset is accounts receivable and our most significant current liabilities are payroll related costs, which are generally paid either weekly or monthly. As the demand for our services increases, as we saw during the nine months ended September 30, 2021, we generally see an increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows.

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

Capital expenditures were $39.7 million for the nine months ended September 30, 2021 compared to $30.5 million for the nine months ended September 30, 2020. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The higher expenditures in 2021 compared to 2020 are primarily due to additional technology investments and the timing of capital expenditures.

From time to time, we acquire and invest in companies throughout the world, including franchises. For the nine months ended September 30, 2021, the total cash consideration paid for acquisitions, net of cash acquired, was $13.3 million, which mainly related to franchise acquisitions in the United States and a contingent consideration payment associated with a previous acquisition.

On October 1, 2021, we acquired ettain group, one of the largest privately held IT resourcing and services providers in North America. Effective that date, ettain group became part of our Experis business in the Americas segment. The aggregate cash consideration paid was $930.9 million. Of the total consideration paid, $925.0 million was for the acquired interests and the remaining $5.9 million was for excess working capital and cash. The transaction was funded through cash on hand and a $150.0 million draw on our revolving credit facility on October 1, 2021. We expect to finalize the net working capital adjustments in the fourth quarter of 2021.

The acquisition of ettain group will be accounted for as a business combination and the assets and liabilities of ettain group will be included in the Consolidated Balance Sheets as of the acquisition date, and its performance will be included in the Consolidated Statements of Operations subsequent to the acquisition date. The major classes of assets and liabilities of ettain group are expected to be cash and cash equivalents, accounts receivable, current and long-term liabilities, deferred taxes, and goodwill and other amortizable intangible assets.

Net debt repayments were $1.7 million and $28.7 million in the nine months ended September 30, 2021 and 2020, respectively.

Our €500.0 million notes and €400.0 million notes are due June 2026 and September 2022, respectively. We reclassified the €400.0 million notes to current during the third quarter of 2021 as they are due within the next 12 months. When the notes mature, we plan to repay the amounts with available cash, borrowings under our $600.0 million revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets should we decide to replace either the €500.0 million or €400.0 million notes.

As of September 30, 2021, we had letters of credit totaling $0.5 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.5 million were available to us under the facility as of September 30, 2021. Although our revolving credit facility for $600.0 million remained unused as of September 30, 2021, we drew $150.0 million as of October 1, 2021 in conjunction with the funding of the ettain group acquisition. We intend to repay this balance over the next 12 months.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of -0.2 to 1 and a fixed charge coverage ratio of 4.8 to 1 as of September 30, 2021. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2021, such uncommitted credit lines totaled $344.2 million, of which $317.2 was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

We have assessed what impact the COVID-19 crisis has had or may have on our liquidity position as of September 30, 2021 and for the near future. As of September 30, 2021, our cash and cash equivalents balance was $1,612.6 million. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 million of additional cash as of September 30, 2021, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $200.0 million and each lender may participate in the requested increase at their discretion. In addition, we have access to uncommitted credit lines of up to $344.2 million to meet the working capital needs of our subsidiaries, of which $317.2 million was available to use as of September 30, 2021. In the third quarter, we can borrow up to $600 million under these credit lines but we are limited to $300 million in other quarters. Our €500.0 million notes and €400.0 million notes that total $1,038.4 million as of September 30, 2021 mature in 2026 and 2022, thus, there are no payments due in the very near term except for annual interest payments. Based on the above, notwithstanding the cash used to fund the ettain group acquisition on October 1, 2021, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future should the COVID-19 crisis cause any additional cash flow needs.

The Board of Directors declared a semi-annual dividend of $1.26 and $1.09 per share, respectively, on May 7, 2021 and May 8, 2020. The 2021 dividends were paid on June 15, 2021 to shareholders of record as of June 1, 2021. The 2020 dividends were paid on June 15, 2020 to shareholders of record as of June 1, 2020.

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization was in addition to the August 2019 and 2018 Board authorizations to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the nine months ended September 30, 2021, we repurchased a total of 1.5 million shares under the 2019 authorization at a cost of $150.1 million. During the nine months ended September 30, 2020, we repurchased a total of 0.9 million shares comprised of 0.8 million shares under the 2018 authorization and 0.1 million shares under the 2019 authorization, at a total cost of $63.8 million. The 2021 repurchases all occurred within the first half of 2021, and the 2020 repurchases all occurred within the first quarter of 2020. As of September 30, 2021, there were 4.0 million and 1.9 million shares remaining authorized for repurchase under the 2021 authorization and 2019 authorization, respectively, and no shares remaining authorized for repurchase under the 2018 authorization.

We had aggregate commitments of $2,081.4 million as of September 30, 2021 related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,197.6 million as of December 31, 2020.

We also have entered into guarantee contracts and stand-by letters of credit totaling $845.9 million and $890.0 million as of September 30, 2021 and December 31, 2020, respectively ($794.3 million and $838.4 million for guarantees, respectively, and $51.6 million for stand-by letters of credit as of both dates). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.4 million for both the nine months ended September 30, 2021 and 2020.

We recorded net restructuring costs of $5.3 and $98.1 during the nine months ended September 30, 2021 and 2020, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. The costs paid or utilized out of our restructuring reserve were $32.5 million during the nine months ended September 30, 2021. We expect a majority of the remaining $18.9 million reserve will be paid by the end of 2021.

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

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment test during the third quarter of 2021 included: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

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

We performed our annual impairment test of our goodwill during the third quarter of 2021 and there was no impairment of our goodwill as a result of our annual tests. Refer to Note 1 for results of our annual goodwill impairment testing.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock. This authorization is in addition to the August 2019 Board authorizations to repurchase 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the third quarter of 2021. As of September 30, 2021, there were 4.0 million and 1.9 million shares remaining authorized for repurchase under the 2021 authorization and 2019 authorization, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 - 31, 2021	—		$—	—	1,865,738
August 1 - 31, 2021	—		$—	—	5,865,738
September 1 - 30, 2021	1,903	(1)	$—	—	5,865,738
Total	1,903		$—	—	5,865,738

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

Item 6 – Exhibits

2.1

Equity Purchase and Merger Agreement, dated as of August 23,2021, by and among AMCP Staffing Holdings, LP, AMCP II Staffing Corp Holdings Holdco, LLC, solely in its capacity as the representative of the seller entities, AMCP Staffing Holdings GP, LLC, ManpowerGroup Global Inc., Longhorn 2021 LP and solely for the purposes of section 10.20 thereof, ManpowerGroup Inc., incorporated by reference to the Company’s Current Report on Form 8-K dated August 24, 2021.

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

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: November 8, 2021

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)