Form 10-K
period 2021-12-31
ManpowerGroup Inc.
filed 2022-02-18
CIK 871763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $6,448,736,871 as of June 30, 2021. As of February 16, 2022, there were 53,646,406 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Milwaukee, WI

ManpowerGroup Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

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
•
Career Management – We help individuals manage their career journey through outplacement services and targeted skills development. By helping individuals and organizations manage workforce transitions and career changes, we unleash human potential.
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

Our family of brands and offerings includes:

•
Manpower – We are a global leader in contingent staffing and permanent recruitment. We provide businesses with rapid access to a highly qualified and productive pool of candidates to give them the flexibility and agility they need to respond to changing business needs. We also offer talent based outsourcing under the Manpower brand.
•
Experis – We are a global leader in professional resourcing and project-based solutions. With operations in 50 countries and territories, we delivered 69 million hours of professional talent in 2021 specializing in Information Technology (IT), Engineering and Finance. Our Proservia brand is a recognized leader within the Digital Services market and IT Infrastructure sector throughout Europe.

•
Talent Solutions – We are a global leader in Workforce Solutions, ensuring organizations have the talent they need to deliver their business strategies. We are a leading Recruitment Process Outsourcing (RPO) firm and our TAPFIN - Managed Service Provider (MSP) business is continually ranked as a top global MSP. Through our Right Management offering, our global career experts provide workforce career management solutions to help organizations and individuals become more agile and market-ready. By leveraging our expertise in assessment, development and coaching, we provide tailored solutions that deliver organizational efficiency, individual development, and career mobility, to increase productivity and optimize business performance. Our Talent Solutions brand leverages our core capabilities to help organizations effectively source, manage and develop talent at scale. Talent Solutions is designed to address client demand for expert offerings, integrated and data driven workforce solutions as well as seamless delivery across multiple countries.

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
•
our corporate governance guidelines;
•
our anti-corruption policy;
•
the charters of the Audit, People, Culture and Compensation and Nominating and Sustainability Committees of the Board of Directors;
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

The nature of our operations is such that our most significant current asset is accounts receivable, with a days sales outstanding of 55 days as December 31, 2021. Our most significant current liabilities are payroll related costs, which are generally paid either weekly or monthly. As the demand for our services increases, we generally see an increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows.

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

Americas

We provide services as Manpower, Experis and Talent Solutions through both branch and franchise offices. The Americas segment had 481 branch and 182 franchise offices as of December 31, 2021. In the United States, where we realized 62% of the Americas’ revenue, we had 314 branch and 175 franchise offices as of December 31, 2021, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. This includes business and personnel we added in connection with the ettain group acquisition in the fourth quarter of 2021. In Other Americas, the largest operations of which include Mexico, Canada and Argentina, we had 172 branch offices and 7 franchise offices as of December 31, 2021. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise.

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

Our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection, and training. During 2021 in this segment, approximately 35% of temporary and contract recruitment revenues were derived from placing industrial staff, 21% from placing office staff, and 44% from placing professional and technical staff. For our United States operations in 2021, approximately 41% of the temporary and contract recruitment revenues were derived from placing industrial staff, 13% from placing office staff, and 46% from placing professional and technical staff.

Our Talent Solutions operations provide a variety of workforce solutions offerings including RPO, MSP and Right Management.

Southern Europe

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe. The Southern Europe segment had 1,061 branch offices as of December 31, 2021. Our largest operations in this segment are in France (56% of the segment revenue) and Italy (20% of the segment revenue).

During 2021 for our Southern Europe operations, approximately 74% of temporary and contract recruitment revenues were derived from placing industrial staff, 14% from placing office staff, and 12% from placing professional and technical staff.

We conduct our operations in France as a leading workforce solutions and service provider through 523 branch offices as Manpower, Experis, including our Proservia brand, and Talent Solutions, and 154 branch offices under the name Supplay as of December 31, 2021. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominantly focused on recruitment for industrial positions. In 2021, we derived approximately 85% of our temporary recruitment revenues in France from the supply of industrial and construction workers, 14% from the supply of office staff, and 1% from the supply of professional and technical staff.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2021, ManpowerGroup Italy conducted operations through a network of 206 branch offices. It provides a comprehensive suite of workforce solutions and services offered through Manpower, Experis or Talent Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2021, approximately 67% of our temporary and contract recruitment revenues in Italy were derived from placing industrial staff, 6% from placing office staff, including contact center staff, and 27% from placing professional and technical staff.

Northern Europe

Our largest operations in Northern Europe are in the United Kingdom, Germany, the Nordics and the Netherlands, providing a comprehensive suite of workforce solutions and services through Manpower, Experis, and Talent Solutions. Collectively, we operate through 350 branch offices in this region.

During 2021 for our Northern Europe operations, approximately 37% of temporary and contract recruitment revenues were derived from placing industrial staff, 24% from placing office staff, and 39% from placing professional and technical staff.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2021, we conducted operations in the United Kingdom as Manpower, Experis and Talent Solutions through a network of 58 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2021, approximately 27% of our United Kingdom operation’s temporary recruitment revenues were derived from the supply of industrial staff, 19% from the supply of office staff, and 54% from the supply of professional and technical staff. In the United Kingdom, we also conduct operations as Brook Street Bureau PLC, or Brook Street. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

APME

We operate through 132 branch offices in the Asia Pacific Middle East (APME) region. The largest of these operations are located in Japan, Australia, India and Korea, all of which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and Talent Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2021, approximately 9% of our APME temporary and contract recruitment revenues were derived from placing industrial staff, 61% from placing office staff, and 30% from placing professional and technical staff.

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

Our client mix consists of both small- and medium-size businesses, and large national and multinational client relationships. Client relationships with small- and medium-size businesses are based on a local or regional relationship, and tend to rely less on longer-term contracts, and the competitors for this business are primarily locally-owned businesses. The large national and multinational clients, on the other hand, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to local managers.

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

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries and territories. We believe that many of these marks and trade names, including ManpowerGroup®, Manpower®, Experis®, Right Management®, Brook Street®, Proservia®, Jefferson Wells®, Supplay® and MyPath® have significant value and are materially important to our business. In addition, we maintain other intangible property rights. The trademarks have been assigned an indefinite life based on our expectation of renewing the trademarks, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future.

Employees

We had approximately 30,000 full-time equivalent employees as of December 31, 2021. In addition, we recruit millions of permanent, temporary and contract workers on a worldwide basis each year on behalf of our clients.

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

Human Capital

We Are a Workforce Solutions and Human Capital Company.

Our purpose is to provide meaningful and sustainable jobs and is rooted in our values: People, Knowledge and Innovation. Our almost 30,000 employees, spanning 75 countries and territories, help improve the lives of nearly 600,000 workers daily by providing access to employment and opportunities to reskill or upskill. These efforts support local economies and create economic opportunity for our associates.

We Are Focused on Reskilling and Upskilling Workers and Future Workers.

Through our partnerships with clients and nongovernmental organizations (e.g. World Economic Forum, World Employment Confederation and Junior Achievement) and our own research and solutions, we are advancing the global discussion around the skills preparedness of today’s workers and the definition of required skills for the future. Since 2016, through our Skills Revolution series, we have highlighted how technology and digitization would shift in-demand skills, exacerbate existing talent shortages, and require investments to reskill and upskill workers.

In response to these accelerating trends, we launched MyPath, our global associate upskilling program for our Manpower brand, with the intent of connecting our associates to opportunities that can advance their skills and meet employers’ needs. Through this program, ManpowerGroup provides personalized guidance, career development, training and access to jobs especially in growth sectors including advanced manufacturing, information technology, supply chain and customer service. MyPath has impacted 154,000 lives by the end of 2021, and MyPath associates now represent 25% of our associate talent pool in certified markets, across 11,000 clients and 12 countries.

As part of our plans to become creators of talent at scale, we are also innovating around skills development in Experis, through our investment in Experis Academy and tools such as Career Accelerator for our professional consultants. Our goal is for more companies to turn to us for our expertise in finding, retaining and reskilling diverse talent to enable them to accelerate their digital transformation and execute their business strategies.

We Are Focused on Our Diversity, Our People and Our Culture.

We have a global footprint, though our teams are managed locally: 32% of our people are in the Americas, 30% in Southern Europe, 22% in Northern Europe and 15% in Asia Pacific/Middle East. Collectively, we are focused on advancing diversity, developing our people and assessing our culture to enhance our competitiveness in the marketplace and the workplace.

Advancing Diversity

Our focus on diversity encompasses four goals: (1) globally, support gender diversity at leadership levels; (2) locally, address a second dimension of diversity based on gaps or opportunities within a country; (3) culturally, foster an inclusive environment that supports our diverse workforce; and (4) societally, advance employment security for workers while promoting upskilling, well-being, flexibility and income opportunity.

We believe that diversity starts at the top. We are proud that our Board of Directors has exceeded 30% gender diversity for nearly 10 years, is 17% racially diverse and 33% non-US born. Our Executive Leadership Team, which reports directly to the CEO, is 27% women, 36% racially diverse and 72% non US-born. Our Global Leadership Team, the top 98 leaders in the company, is 33% women.

For several of our large markets, including the United States, the second diversity dimension is race and ethnicity. Building upon our Courageous Conversations progress in 2020, more than 200 leaders in our North America team completed our INCLUDE training which was developed by our Business Resource Groups with the support and expertise of our Right Management team during 2021. INCLUDE helps leaders to remove barriers to inclusion in the workplace by helping them to (1) value the unique identity of others, (2) create psychological safety and (3) enable belonging. Additionally, our North American team achieved our current leadership goal of 40% gender diversity ahead of goal by more than one year. This inspired us to expand our goal to 50% gender diversity at the global level by 2025.

Developing our People

We believe that our future success is contingent upon the development of our next generation of leaders. We are investing in our people to support both our strategic ambitions and their personal goals. In 2021, we continued the expansion and revamping of our leadership development programs, even while the challenges of the pandemic continued. These advancements and investments are intended to develop the capabilities of our leaders at a time when leadership is increasingly complex. Our learning and development programming now includes segments extending to Accelerated Leadership, Strategic Leadership and our Future Leaders high-potential program as well as continued development of our current leaders. On completion of our leadership programs, the majority of participants make positive career moves – 60% after one year and 68% within two years.

In 2021, we also increased our focus on learning through investment in the development of our Sales Academies and our Talent Agent program, training more than 3,700 recruiters and over 2,000 salespeople, while curating new online micro-courses for all employees.

Evolving our Culture

Through our listening strategy, we are committed to hearing the voice of our people more than ever. We continue to track engagement and leadership effectiveness through our ManpowerGroup Annual People Survey (MAPS) and have seen year over year improvements in both response and overall favorability ratings.

In 2021, we launched our Culture Matters initiative. In this initiative, we are focused on corporate culture as an enabler of our strategy. We believe that further enhancing our employees’ engagement will enhance our business performance, will enable us to achieve strategic growth, and will benefit the communities in which we operate. As part of this initiative, we have reaffirmed our core values of People, Knowledge and Innovation, which we believe are important to our workforce. We continue to commit to our PeopleFirst approach, which we believe has been a distinguishing feature of our company since its founding.

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

Risks Related to COVID-19 Pandemic

Our business, results of operations and financial condition have been adversely impacted by the coronavirus pandemic. The extent to which we will continue to be adversely impacted could be material and difficult to predict.

The coronavirus pandemic (“COVID-19”) and the actions taken by businesses, including our clients, as well as by governments and individuals in response to COVID-19 have adversely impacted our business, operations and financials result.

We expect that our business, operations and financial results will continue to be adversely impacted by COVID-19. We cannot predict the extent or nature of these effects, which are dependent on numerous factors that are continuing to evolve. These include: the emergence of the highly-transmissible Omicron variant; the potential that Omicron or new variants will result in additional outbreaks that could be severe; the availability and effectiveness of vaccines and booster shot protocols and the willingness of individuals to become and remain fully vaccinated; the development and effectiveness of treatments for COVID-19; the actions or inactions of governments in response to COVID-19 and the effectiveness of the policies they adopt, which may continue to include declared states of emergency and quarantine, and “shelter in place” or similar lockdown orders; the effect COVID-19 will have on our clients and their demand for our services, including full or partial closure of client facilities; and a decline in our productivity and our ability to provide our services to our clients if COVID-19 outbreaks continue to result in some workers being unable or unwilling to perform their jobs because of illness, positive test results, fear of infection, family responsibilities or for other reasons. In addition, COVID-19, and the related transition to remote work for many of our employees at the onset of the pandemic, has resulted in a significant change in their work and social environment. There is a risk that this, as well as other sources of disruption or stress, including those related to individual financial and family situations, may adversely affect our employees’ productivity, engagement, retention and personal well-being.

We cannot accurately predict the ultimate effects of COVID-19 on our business, operations and financial results, which may be material.

Any of the effects resulting from COVID-19 could also cause, contribute to or magnify the other risks and uncertainties described below.

Company and Operational Risks

Our results of operations have been and may in the future be materially adversely affected by volatile, negative, or uncertain economic conditions.

Our business is sensitive to changes in global macroeconomic conditions. We have at times experienced uncertainty and volatility in global economic conditions, including in rates of growth or decline in the markets we serve. Our operating countries and regions, which are increasingly interdependent, have experienced periods of volatile growth patterns or declines, and we expect that global conditions will continue to be characterized by instability and unpredictability. Such conditions have and may continue to cause our clients to reduce or defer their spending on new projects that require our solutions which could decrease demand for our various staffing services. While we experienced some recovery from COVID-19 related economic declines in many of our markets in 2021, the economic impact of COVID-19 continues to be uncertain and unpredictable, and there can be no assurances when and whether growth rates would return to pre-pandemic levels. If growth is slow, as a result of the pandemic or otherwise, or if it contracts for an extended period of time, this could have a material adverse effect on our business and results of operations.

Our profitability is sensitive to decreases in demand. When demand drops or remains low, our operating profit is impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses do not decline as quickly as revenues. In periods of decline, we may not be able to reduce selling and administrative expenses without negatively impacting the long-term potential of our branch network and brands. Additionally, some clients may slow the rate at which they pay us, or become unable to pay their obligations and our cash flow and profitability may suffer.

Economic conditions in the countries and territories where we do business may be affected by recent or emerging events, such as the rise of populism, political volatility, civil violence and unrest, election results or other changes in ruling parties or governmental leadership, trade disputes, protectionism or changes in global trade policies, the global refugee crisis, social justice movements, COVID-19 and other global health crises, changes in immigration policy, the impact of supply chain challenges on our clients, changes in employment policy, rising interest rates, inflation, the impact of terrorist activity, or by other political or economic developments. In addition, there is a risk the current inflationary environment could have an impact on the countries and territories where we do business. We are particularly susceptible to changes in demand patterns and economic conditions in Europe, which represents two of our operating segments and 68% of our revenue.

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

There is a risk we may not be able to respond with sufficient speed and agility to the needs of our diverse clients, which span all industries and whose needs may change rapidly as their businesses and industries evolve. The size and breadth of our organization, comprising approximately 30,000 employees based out of over 2,200 offices in 75 countries and territories, may make it difficult for us to effectively manage our resources, to maintain our corporate culture throughout the organization, to drive service improvements and to provide coordinated solutions to our clients who require our services in multiple locations. For example, client demands for uniform service across borders may be difficult to satisfy because of variation in local laws and customs. We see a trend in more multi-country and enterprise-level relationships, and we may have difficulty in profitably managing and delivering projects involving multiple countries. Also, our size and organizational structure may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If we are not effective at anticipating or meeting the widely ranging needs of our current and prospective clients, or our competitors are more agile or effective at doing so, our business and financial results could be materially adversely affected.

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

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment data, about our employees, clients, associates and candidates, a portion of which is personal data and/or confidential data. We expect our use of data to increase, including through the use of analytics, artificial intelligence (AI) and machine learning (ML). In engaging in these data-related activities, we rely on our own technology systems and software, and those of third-party vendors we use for a variety of processes, including, but not limited to cloud-based technology and systems, mobile technologies and social media. Unauthorized access to, disclosure, modification, use or loss of personal data and/or confidential data may occur through a variety of methods. These include, but are not limited to, ransomware, systems failure, employee negligence or malfeasance, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees, vendors or third parties, including a cyberattack by hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy supply chain interruptions, social engineering attacks, viruses, worms or other malicious software programs, or obtain credentials to our systems through other unrelated cyberattacks.

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

There is a risk that our and our third-party vendors’ preventative security controls and practices will be inadequate to prevent unauthorized access to, disclosure of, or loss of personal and/or confidential data, or fraudulent activity, especially given that third party attacks have become more common. In the past, our data has been exposed due to data security breaches at our third party vendors, but to date none of these incidents have had a material impact on our operations or financial results. Any such future events, such as unauthorized access or fraudulent activity with our third parties could have a material adverse effect on our business and financial results.

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

The potential risk of security breaches, fraud and cyberattacks may increase as we continue to introduce services and offerings, whether mobile, cloud, or otherwise. Any additional services and offerings inevitably increase the potential for a cyberattack against us. Further, data privacy and cybersecurity are subject to frequently changing laws and regulations, including the European Union’s General Data Protection Regulation (the “GDPR”), the EU Court of Justice’s opinion in the “Schrems II” decision (which invalidated the EU-US Privacy Shield) and the California Privacy Rights Act (the “CPRA”), as well as additional legislation in place, or expected to become effective, in various U.S. states and other countries. These laws and regulations are increasing in number, complexity, burden and potential financial penalties, and are often inconsistent among the various jurisdictions and countries in which we provide services. For example, the GDPR and the CPRA impose significant compliance obligations that add costs and operational burdens to our business with respect to our collection, use, storage and retention of personal data. Compliance with these obligations could reduce operational efficiency and increase our regulatory compliance costs, and failure to satisfy these requirements may lead to significant regulatory enforcement actions and/or large private litigation in the event of a security breach or other violation. Under the GDPR, the maximum fine can be up to 4% of a company’s global revenue, and there is no maximum penalty under the CPRA. In addition, our liability insurance might not be sufficient in scope or amount to cover us against claims and losses related to violations of data privacy and cybersecurity laws or security breaches, social engineering, cyberattacks and other related data disclosure, loss or breach.

We have outsourced aspects of our business, which could result in disruption, increased costs, and reputational risk.

We have increasingly outsourced important processes of our business to third party vendors, which exposes us to other risks, including increased costs, supply chain interruptions, potential disruptions to our business operations, and reputational risk. For example, we rely on third parties to host, manage and secure certain aspects of our data center information and technology infrastructure, to develop and maintain new technology for attracting, onboarding, managing, and analyzing our workforce, and to provide important back-office support. We have increasingly centralized our vendor profile so that we are reliant on a small number of vendors for highly critical corporate and technology functions. While we believe these third-party vendors provide greater efficiency and expertise, our dependence on a small number of vendors increases the risk that our business will be adversely affected if our vendors are unable to provide these services consistent with our needs. Similarly, our business continuity and our margins could be adversely affected if we needed to replace one of our critical vendors for performance or economic reasons.

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

Our business depends on our ability to attract and retain qualified associates who possess the skills and experience necessary to meet the requirements of our clients. In many markets, we have been experiencing an unusually tight labor market, with historically low levels of unemployment, and there is a risk that we may be unable to meet our clients’ requirements in identifying an adequate number of associates. These labor shortages have been exacerbated by the COVID-19 pandemic, which has led to large numbers of employees and potential employees leaving the labor market due to burn-out, resignation, early retirement, immigration challenges, workplace safety concerns, vaccine mandates, and childcare responsibilities. Workers have also impacted the labor market through increasing demands for change in employment conditions, such as demands for higher wages, remote work, and additional flexibility in work schedule. We must continually evaluate and upgrade our base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies. This is especially acute for individuals with IT and other technology skills, as competition for such individuals with proven professional skills is intense, and we expect demand for such individuals to remain very strong for the foreseeable future. Qualified personnel may not be available to us in sufficient numbers and on terms of employment acceptable to us. Additionally, our clients may look to us for assistance in identifying and integrating into their organizations workers from diverse backgrounds, and who may represent different generations, geographical regions, and skillsets. These needs may change due to business requirements, or in response to geopolitical and societal trends. There is a risk that we may not be able to identify workers with the required attributes, or that our training programs may not succeed in developing effective or adequate skills. If we fail to recruit, train and retain qualified associates who meet the needs of our clients, our reputation, business and financial results could be materially adversely affected.

Our global operations subject us to certain risks beyond our control.

With operations in 75 countries and territories around the world, we are subject to numerous risks outside of our control, including risks arising from political unrest and other political events, regional and international hostilities and international responses to these hostilities, strikes and other worker unrest, natural disasters, the impact of global climate change, acts of war, terrorism, international conflict, severe weather conditions, pandemics, including COVID-19, and other global health emergencies, disruptions of infrastructure and utilities, cyberattacks, and other events beyond our control.

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

For example, our brand and reputation could be associated with our position (either public commitment or silence) regarding various corporate environmental, social and governance (ESG) initiatives, including our goals for sustainability, diversity, equity, and inclusion. Our positions and disclosures on these matters, or failure to achieve our commitments, could harm our reputation and adversely affect our relationship with certain groups of current or potential clients and employees. Reputation concerns could cause us to examine our relationships with certain clients and vendors, and choose not to conduct business with certain partners, which could negatively affect our performance or operational efficiency.

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

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property including the value of our brands. Existing laws of the various countries in which we provide services or solutions may offer only limited protection. We rely upon a combination of trade secrets, confidentiality, license and other contractual agreements, and patent, copyright, and trademark laws to protect our intellectual property rights. We cannot be certain that the legal steps we are taking around the world are sufficient to protect our intellectual property rights and may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties. In addition, our intellectual property rights may not prevent competitors from independently developing products, services and solutions similar to ours. Failure to adequately protect our intellectual property rights, or changes in law that diminish or remove our current legal protections could have a material adverse impact on our business and financial results.

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

Our acquisition strategy may be unsuccessful and may introduce unexpected costs.

From time to time, we make acquisitions of other companies or operating assets, including, in 2021, a significant acquisition of ettain group. These activities involve significant strategic and operational risks, including:

•
they may fail to achieve our strategic objectives or fail to meet our performance expectations, including as a result of challenges integrating the acquired company and assimilating their corporate culture;
•
over-valuation by us of any companies or assets that we acquire;
•
we may have difficulties integrating the operations, leadership, personnel, financial reporting, services or other functions of acquired companies;
•
we may experience disputes that arise with the sellers;
•
we may fail to effectively monitor compliance with corporate policies as well as regulatory requirements;
•
we may face unanticipated risks and liabilities in connection with the acquired company's operations;
•
we may obtain insufficient indemnification from the selling parties for liabilities incurred by the acquired companies prior to the acquisitions; and
•
acquisition transactions, and the integration of acquired entities, may result in a diversion of our management’s attention from other business concerns.

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. The integration of prior acquisitions, including ettain group, as well as entry into future acquisition transactions, could materially adversely affect our business, financial condition, results of operations and liquidity. We could also incur impairment losses on goodwill and intangible assets with an indefinite life or restructuring charges as a result of acquisitions we make.

From time to time, we undertake dispositions via sales, franchises, joint ventures or other exit activities, and we may face risks related to such transactions.

Occasionally, we dispose of parts of our operations in order to optimize our global strategic and geographic footprint and synergies. We have engaged in such dispositions in the past, including our recent disposition of Russia in 2022, and we expect that we will continue to dispose of portions of our business that are not meeting our performance or strategic objectives. Among other alternatives, this could take the form of a closure of a business, the contribution of the business to a joint venture, or an exit by means of a sale to, or a franchise arrangement with, a third party. There are risks and costs associated with any exit activities, which could include difficulties in the separation of operations, services or personnel, the diversion of management attention, and the disruption of our business. Any such transactions may require regulatory or governmental approvals, which could impede the transaction. Divestitures may also involve continued financial involvement in, or liability with respect to, the divested businesses. As a result of divestiture transactions, we could incur severance charges for personnel and payments for lease and other commitments, charges from the impairment or write-off of assets, and other financial loss due to the transaction. Furthermore, there is the risk that we might lose customers, in particular multinational clients with operations in the exited countries or operations. Additionally, if we choose to enter into a franchise arrangement for a third party to operate our business in the exited region using our trademarks and other licensed assets, we face potential counterparty and reputational risks arising from the franchisee’s operation of the business. The reputational risks include the risk that marketplace participants, including clients, candidates and the media, may believe that we continue to control the operations of a divested or franchised business that operates utilizing our name or other trademarks.

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

During 2021, approximately 87% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, $1,043.3 million of our outstanding indebtedness as of December 31, 2021, was denominated in foreign currencies, including $1,019.6 million related to our Euro-denominated notes (€900.0 million). Increases or decreases in the value of the United States dollar against other major currencies, or the imposition of limitations on conversion of foreign currencies into United States dollars, could affect our revenues, operating profit and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Euro, could have a material adverse effect on our reported results and shareholders’ equity, however, such fluctuations generally do not affect our cash flow or result in actual economic gains or losses unless we repatriate funds. Furthermore, the volatility of currencies may make year-over-year comparability of our financial results difficult.

We seek to mitigate our exposure to foreign currency fluctuations by utilizing net investment hedges and, from time to time, foreign currency forward exchange contracts and cross-currency swaps. A portion of our Euro-denominated notes has been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2021, to mitigate our Euro currency translation exposure. The effectiveness of this hedge in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain or uneven demand for our services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none at all, of the material adverse financial effects of unfavorable fluctuations in foreign exchange rates over the time the hedge is in place or effective.

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

As of December 31, 2021, we had $1,118.3 million of total debt. Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

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

Furthermore, a number of our subsidiaries maintain uncommitted lines of credit with various banks. Under the terms of these lines of credit, the bank is not obligated to make loans to the subsidiary or to make loans to the subsidiary at a particular interest rate. If any of these banks cancel these lines of credit or otherwise refuse to extend credit on acceptable terms, we may need to extend credit to those subsidiaries, or the liquidity of our subsidiaries may be materially adversely affected.

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

In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, recently released the so-called Pillar One and Pillar Two proposals which includes a global minimum tax mechanism. It is not yet known when or how these proposals may be implemented. The United States was also considering significant corporate tax changes in the proposed Build Back Better legislation, and it is unclear whether these tax law changes will be adopted in future legislation. These possible changes in tax laws, treaties or regulations, or their interpretation or enforcement, could have an adverse impact on our current or future tax positions.

The price of our common stock may fluctuate significantly, which may result in losses for investors.

The market price for our common stock may be subject to significant volatility. For example, during 2021, the price of our common stock as reported on the New York Stock Exchange ranged from a high of $125.07 to a low of $85.97. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

Our contracts are increasingly complex and, in most instances, require that we partner with other parties or subcontractors to provide the workforce solutions required by our clients. Our clients have become more sophisticated in their contractual negotiation process and more detailed in defining their operational requirements, including requirements to use the client's form of agreement. Our ability to deliver these solutions and provide the services required by our clients is dependent on our and our partners’ ability to meet our clients’ delivery requirements and schedules. If we or our partners fail to deliver services on time and in accordance with contractual performance obligations, including as a result of delivery challenges arising from the COVID-19 pandemic, then our ability to successfully complete our contracts may be affected, which may have a material and adverse impact on our client relations, revenues and profitability. Additionally, we may incur liability for the actions or omissions of our partners, subcontractors or vendors and we may face challenges or be unable to enforce these obligations against those partners.

Government regulations may result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements that may reduce our future earnings.

In many jurisdictions in which we operate, such as France, Italy, Germany, Japan and Mexico the employment services industry is heavily regulated and scrutinized. For example, in April 2021, new legislation was adopted in Mexico that affects many types of temporary placements under the country’s labor laws. The new law broadly prohibits the provision of our traditional temporary staffing services, only allowing outsourced worker assignments for special, deliverables-based projects outside of the client’s core business activity. This has had a material adverse impact on our business in Mexico. In Europe, governmental regulations in Germany restrict the length of contracts and the industries in which our associates may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of our associates. Additionally, in some countries, trade unions have used the political process to target our industry in an effort to increase the regulatory burden and expense associated with offering or utilizing contingent workforce solutions. Moreover, many countries, including the Netherlands and Japan, have established regulations that require equal-pay for equal-work for temporary workers and fixed term employees. Furthermore, some countries are adopting more restrictive immigration regulations, which may lead to greater expense or inability to fulfill client demand, particularly in our cross-border talent solutions business. All of these continuously-evolving regulations could have a significant impact to our revenues, costs, and operating margins as we and customers adjust to these new regulations.

The countries and territories in which we operate may, among other things:

•
create additional regulations that prohibit or restrict the types of employment services or categories of job roles that we may provide;
•
require new or additional benefits be paid to our associates;
•
require pay parity for our associates or impose mandatory thresholds for employee diversity;
•
regulate the period of time for which we may or may not employ our workers, including maximum term limits or minimum time requirements for associates on assignment at our clients;
•
adopt COVID-19 regulations that impact our business;
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

We are subject to a wide variety of potential litigation and other legal claims that arise in the ordinary course of our business. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some, or all of these legal disputes may result in materially adverse monetary damages, fines, penalties or injunctive relief against us.

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

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities could include possible claims of or relating to:

•
discrimination or harassment;
•
employee pay, including wage and hour requirements;
•
wrongful termination or retaliation;
•
actions or inactions of our workers, including matters for which we may have to indemnify a client;
•
laws governing employment screening and privacy;
•
classification of workers as employees or independent contractors;
•
employment of undocumented or illegal workers;
•
issues relating to health and safety, including workers’ compensation;
•
employee benefits, including leave and healthcare coverage;
•
errors and omissions relating to the performance of professional roles such as IT professionals, accountants, engineers and the like; and
•
our workers’ misuse of proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

We may incur fines and other losses or negative publicity with respect to the above risks. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team and costly and could have a negative impact on our business regardless of the merits of the claim. For example, in the past, we have devoted considerable time and expense to resolve several California-based “wage and hour” claims that asserted deficiencies in our payroll practices, and we are often sued by plaintiffs in various other employment-related matters, including those seeking class action status in the US. It is likely we will continue to experience similar claims in the future, which may increase in number as a result of remote working assignments during the COVID-19 pandemic as well as increasing employment regulation at the state and local level.

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

Item 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF MANPOWERGROUP

(as of February 16, 2022)

Name of Officer	Office

Jonas Prising Age 57

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

John T. McGinnis Age 55

Executive Vice President, Chief Financial Officer of ManpowerGroup since February 2016. Global Controller of Morgan Stanley from January 2014 to February 2016. Chief Financial Officer, HSBC North America from July 2012 to January 2014. Chief Financial Officer, HSBC Bank USA from July 2010 to January 2014. An employee of ManpowerGroup since February 2016.

Michelle S. Nettles Age 50

Chief People and Culture Officer since July 2019. Chief People and Diversity Officer of Molson Coors Brewing Company from October 2016 to July 2019. Chief Human Resources Officer of MillerCoors from October 2014 to October 2016. Prior thereto, held other positions at MillerCoors since 2009. An employee of ManpowerGroup since July 2019.

Richard D. Buchband Age 58

Senior Vice President, General Counsel and Secretary of ManpowerGroup since January 2013. Partner and Associate General Counsel for Accenture plc from 2006 to 2011. An employee of ManpowerGroup since January 2013.

OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and Affiliates, in 2021:

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

Shareholders of Record

As of February 16, 2022, the Company's common stock was held by approximately 2,700 record holders.

Dividend Policy

While we currently expect that future semi-annual dividends will continue to be paid, our dividend policy is subject to review and change at the discretion of our Board of Directors and may depend upon, among other factors, earnings, financial condition, and other requirements.

Issuer Purchases of Equity Securities

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock. This authorization is in addition to the August 2019 Board authorizations to repurchase 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the fourth quarter of 2021. As of December 31, 2021, there were 4.0 million and 1.9 million shares remaining authorized for repurchase under the 2021 authorization and 2019 authorization, respectively.

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs
October 1 - 31, 2021	1,385	(1)	$—	—	5,865,738
November 1 - 30, 2021	—		—	—	5,865,738
December 1 - 31, 2021	643,098		93.29	643,098	5,222,640
Total	644,483		$93.29	643,098	5,222,640

(1) Represents shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

Performance Graph

Set forth below is a graph for the periods ending December 31, 2016-2021 comparing the cumulative total shareholder return on our common stock with the cumulative total return of companies in the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s Supercomposite Human Resources and Employment Services Index. We are included in the Standard & Poor’s Supercomposite Human Resources and Employment Services Index and we estimate that we constituted approximately 15% of the total market capitalization of the companies included in the index. The graph assumes a $100 investment on December 31, 2016 in our common stock, the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s Supercomposite Human Resources and Employment Services Index and assumes the reinvestment of all dividends.

December 31	2016	2017	2018	2019	2020	2021
ManpowerGroup	$100	$142	$73	$109	$101	$110
S&P 400 Midcap Stock Index	100	114	100	124	139	171
S&P Supercomposite Human Resources and Employment Services Index	100	126	104	126	125	186

Item 6. [Reserved]

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, see the Financial Measures section found in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Results of Operations - For Years of Operation Ending December 31, 2021 and 2020

The financial discussion that follows focuses on 2021 results compared to 2020. For a discussion of 2020 results compared to 2019, see the company’s Annual Report on Form 10-K for the year ended December 31, 2020.

During 2021, we experienced recovery in the majority of our markets as we anniversaried the COVID-19 related declines in our results that occurred in 2020. Revenues increased 15.1% in 2021 compared to 2020. Our 2021 results reflected the global economic recovery with strong hiring demand from our clients due to vaccine rollouts throughout the year and the easing of pandemic-related restrictions in many countries resulting in increased demand for our services in most of our key markets. However, this recovery we experienced was not uniform, with some markets, particularly in Europe, continuing to experience COVID-19 related challenges. These challenges included the imposition of additional or extended lockdowns or other restrictions, mostly occurring during the first and second quarters, which impaired the rate of recovery. During the second half of 2021, we experienced a slowing rate of recovery, particularly in Europe, that was not only impacted by COVID-19 related challenges but also included additional challenges that impacted client demand for our services. These additional challenges included supply chain issues as well as labor shortages. We believe certain parts of the workforce did not return to the labor market in many industries and markets over concerns about the COVID-19 Delta and Omicron variants. Although we experienced strengthening demand across most geographies and industries during 2021 compared to 2020, uncertainty remains as to the future impact of the pandemic on global and local economies. See Part 1, Item 1A, of this Annual Report on Form 10-K for an additional discussion of risks related to COVID-19.

In addition to the impact from COVID-19 discussed above, results for the year were impacted by currency. During 2021, the United States dollar was weaker, on average, relative to the currencies in our European markets, which therefore had a favorable impact on our reported results. The changes in the foreign currency exchange rates had a 3.0% favorable impact on revenues from services and an approximately $0.17 per share favorable impact on net earnings per share – diluted in 2021. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During 2021, we experienced the following quarterly changes to our consolidated revenues compared to 2020: first quarter revenue increase of 6.6% reflecting recovery in the majority of our markets as we began to anniversary the significant COVID-19 related declines in our results that occurred during the last two weeks of the first quarter of 2020; a significant revenue increase of 41.0% in the second quarter as COVID-19 had a significant impact on the entire second quarter of 2020, especially in April and May; 12.1% increase in revenues in the third quarter reflecting a slowing in the rate of recovery in a number of key markets compared to the second quarter; and ending the year with a 6.5% revenue increase in the fourth quarter of 2021 reflecting the further slowing of our recovery rate primarily due to the anniversary of significant revenue recovery in the prior year quarter and ongoing COVID-19 uncertainty.

During 2021 compared to 2020, most of our markets experienced revenue increases as the global recovery continued and as we anniversaried the revenue declines due to the COVID-19 crisis. We experienced a 19.0% revenue increase in Southern Europe, mainly driven by the increased demand in France and Italy. We experienced a 17.4% revenue increase in Northern Europe primarily due to the increased demand for our staffing/interim services, mostly in the United Kingdom and the Nordics. Revenues increased 12.4% in the Americas driven primarily by the increase in demand for our staffing/interim services, increased demand for our RPO and MSP offerings in the United States and the additional revenues as result of the acquisition of ettain group in October 2021. We experienced a 4.4% revenue increase in APME primarily due to the increase in our Experis business.

From a brand perspective, we experienced revenue increases in all of our brands during 2021 compared to 2020. The revenue increase in our Manpower brand was primarily due to improved demand for our staffing services and an increase in our permanent recruitment business. In our Experis brand, the revenue increase was primarily due to the improved demand for our interim services, an increase in our permanent recruitment business and increased demand for our managed services, primarily in Southern Europe, and the additional revenues as a result of the acquisition of ettain group. On an overall basis, the revenue increase in our Talent Solutions brand, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, was driven mostly by increased demand for our RPO and MSP services, partially offset by the decline in our Right Management career transition business. As workplaces reopened across our geographies and workers returned in phased approaches, we saw increased client demand for our HR skills within our RPO business due to significant hiring activity. Our MSP business has remained resilient during the pandemic and we experienced growth during 2021 as we assisted more clients to develop customized workforce solutions.

Our gross profit margin improved in 2021 compared to 2020 primarily due to a favorable change in business mix as our higher-margin permanent recruitment business, which experienced a 45.5% increase (41.7% in constant currency and 41.4% in organic constant currency) during 2021 as a result of stronger hiring activity, represented a higher percentage of the revenue mix in our largest markets during 2021 compared to 2020. The increase was also due to the improvement in our staffing/interim margins in the Americas, Southern Europe and APME, margin improvement in our Experis managed services business in Europe, and a higher percentage of revenue mix coming from our higher-margin consulting and MSP services. These increases were partially offset a lower mix of revenues coming from our higher-margin Right Management career transition business.

We recorded transaction and integration costs of $18.8 million in 2021 relating to our acquisition of ettain group in the fourth quarter of 2021. We recorded restructuring costs of $15.2 million in 2021 related to the Americas and Northern Europe. We also recognized a one-time gain of $10.0 million related to a long-term obligation in Northern Europe.

Our operating profit margin increased 212.0% in 2021 while our operating profit margin increased 180 basis points compared to 2020. Excluding acquisition transaction and integration costs incurred in 2021, the one-time gain related to a Northern Europe long-term obligation, restructuring costs incurred in 2021 of $15.2 million and $110.7 million in 2020, $72.8 million of goodwill and other impairment charges incurred in 2020, and a loss of $5.8 million from the disposition of subsidiaries incurred in 2020, our operating profit was up 61.7% while operating profit margin was up 80 basis points compared to 2020. The operating profit margin increased mostly due to the improvement in our gross profit margin and our ability to support an increase in revenues without a similar increase in selling and administrative expenses.

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

Consolidated Results - 2021 compared to 2020

The following table presents selected consolidated financial data for 2021 as compared to 2020.

(in millions, except per share data)	2021	2020	Reported Variance	Variance in Constant Currency	Variance in Organic Constant Currency
Revenues from services	$20,724.4	$18,001.0	15.1%	12.1%	11.3%
Cost of services	17,316.9	15,176.3	14.1	11.1
Gross profit	3,407.5	2,824.7	20.6	17.9	16.5
Gross profit margin	16.4%	15.7%
Selling and administrative expenses, excluding goodwill impairment charges	2,822.1	2,570.3	9.8	7.2
Goodwill impairment charges	—	66.8
Selling and administrative expenses	2,822.1	2,637.1	7.0	4.5	3.7
Selling and administrative expenses as a % of revenues	13.6%	14.6%
Operating profit	585.4	187.6	212.0	205.5	190.4
Operating profit margin	2.8%	1.0%
Net interest expense	26.8	30.2
Other expenses (income), net	(9.5)	9.7
Earnings before income taxes	568.1	147.7	284.6	275.2
Provision for income taxes	185.7	123.9	49.9
Effective income tax rate	32.7%	83.9%
Net earnings	$382.4	$23.8	1,504.6	1,465.2
Net earnings per share - diluted	$6.91	$0.41	1,585.4	1,543.9
Weighted average shares - diluted	55.4	58.3	(5.0)%

The year-over-year increase in revenues from services of 15.1% (12.1% in constant currency and 11.3% in organic constant currency) was attributed to:

•
a revenue increase in Southern Europe of 19.0% (15.0% in constant currency). France, the largest market in Southern Europe, experienced a revenue increase of 19.2% (15.3% in constant currency), which was primarily due to the increased demand for our Manpower staffing services, a 34.2% increase (29.2% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. Italy, also part of Southern Europe, experienced a revenue increase of 31.0% (26.7% in constant currency), which was primarily due to the increased demand for our Manpower staffing services, a 69.2% increase (63.9% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates;
•
a revenue increase in Northern Europe of 17.4% (11.4% in constant currency), primarily due to the increased demand for our Manpower staffing services, the 45.5% increase (38.7% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. We experienced revenue increases in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium of 23.5%, 20.9%, 6.1%, 4.5% and 9.6%, respectively (15.2%, 12.4%, 2.4%, 0.9% and 6.2%, respectively, in constant currency);
•
a revenue increase in the United States of 17.9% (9.3% on an organic basis) primarily driven by increased demand for our Manpower staffing services, an increase in our permanent recruitment business of 67.6% (63.5% on an organic basis), including our RPO offering, increased demand for our MSP offering and the ettain group acquisition;
•
a revenue increase in APME of 4.4% (4.2% in constant currency) primarily due to the increase in our Experis business, the 19.3% increase (14.1% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates; and
•
a 3.0% increase due to the impact of changes in currency exchange rates in markets within Europe and APME.

The year-over-year 70 basis point increase in gross profit margin was primarily attributed to:

•
a 50 basis point favorable change in business mix as the higher-margin permanent recruitment business represented a higher percentage of the revenue mix;
•
a 30 basis point favorable impact from the improvement in the staffing/interim margins in the Americas, Southern Europe and APME;
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

The 7.0% increase in selling and administrative expenses in the year ended December 31, 2021 (4.5% in constant currency; 3.7% in organic constant currency) was primarily attributed to:

•
a 17.7% increase (15.0% in constant currency and 13.9% in organic constant currency) in personnel costs due to the increase in salary costs related to additional headcount as we invested in incremental recruiters and sales talent based on increased market activity. The increase in salary costs was also due to an increase in variable incentive costs as a result of increased profitability in most markets and the decrease in benefits related to the transition of employees onto government temporary unemployment programs that occurred in the year ended December 31, 2020;
•
a 3.9% increase (6.2% in constant currency and 6.0% in organic constant currency) in non-personnel related costs, excluding acquisition transaction and integration costs, restructuring costs, goodwill and other impairment charges, loss on disposition of subsidiaries and gain related to a long-term obligation in Northern Europe, primarily to support the increase in revenues;
•
the $18.8 million of acquisition transaction and integration costs incurred in the year ended December 31, 2021; and
•
a 2.5% increase due to the impact of changes in currency exchange rates in markets within Europe and APME; partially offset by
•
a decrease in restructuring costs to $15.2 million incurred in the year ended December 31, 2021 from $110.7 million in the year ended December 31, 2020;
•
the goodwill and other impairment charges of $72.8 million incurred in the year ended December 31, 2020;
•
the gain of $10.0 million related to a long-term obligation in Northern Europe; and
•
the $5.8 million loss on the disposition of subsidiaries incurred in the year ended December 31, 2020.

Selling and administrative expenses as a percent of revenues decreased 100 basis points in the year ended December 31, 2021 compared to the year ended December 31, 2020 due primarily to:

•
a 40 basis point favorable impact as a result of the decrease in goodwill and other impairment charges;
•
a 60 basis point favorable impact as a result of the decrease in restructuring costs in the year ended December 31, 2021 compared to the year ended December 31, 2020; and
•
a 20 basis point favorable impact as we were able to support an increase in revenues without a similar increase in non-personnel related costs, excluding acquisition transaction and integration costs, restructuring costs and goodwill and other impairment charges; partially offset by
•
a 10 basis point unfavorable impact from the acquisition transaction and integration costs incurred in the year ended December 31, 2021; and
•
a 10 basis point unfavorable impact from changes in currency exchange rates.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses, net was $17.3 million in 2021 compared to $39.9 million in 2020. Miscellaneous income was $14.7 million in 2021 compared to miscellaneous expense of $4.8 million in 2020. The change is primarily due to the pension settlement expenses of $10.2 million recorded in 2020 related to the settlement of our United States qualified retirement plan liability and the increase in income from our equity investment in ManpowerGroup Greater China Limited.

We recorded income tax expense at an effective rate of 32.7% for 2021, as compared to an effective rate of 83.9% for 2020. The 2021 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 27.5%, the enacted 50% reduction in the French business tax rate, and a higher level of pre-tax earnings. The 32.7% effective tax rate for 2021 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings. The 2020 rate was unfavorably impacted by the relatively low level and mix of pre-tax earnings, the recognition of discrete valuation allowances in Germany and the Netherlands, the non-deductible goodwill impairment charge in Germany and the French business tax. The French business tax had a more significant unfavorable impact in 2020 due to French pre-tax earnings decreasing at a greater rate than revenues, which is the primary basis for the tax calculation.

Net earnings per share - diluted was earnings of $6.91 in 2021 compared to $0.41 in 2020. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.17 per share in 2021. Restructuring costs recorded in 2021 and 2020 negatively impacted net earnings per share - diluted by approximately $0.07 and $1.56 per share, net of tax, in 2021 and 2020, respectively. The acquisition transaction and integration costs in 2021 negatively impacted net earnings per share - diluted by approximately $0.27, net of tax, in 2021. Goodwill and other impairment charges recorded in 2020 negatively impacted net loss per share - diluted by approximately $1.14 in 2020. The pension settlement expense recorded in 2020 negatively impacted net loss per share - diluted by approximately $0.11, net of tax, in 2020. The loss from the disposition of subsidiaries in 2020 negatively impacted net loss per share - diluted by approximately $0.09, net of tax, in 2020.

Weighted average shares - diluted decreased to 55.4 million in 2021 from 58.3 million in 2020. This decrease was due to the impact of share repurchases completed since 2020 and the full weighting of the repurchases completed in 2020, partially offset by shares issued as a result of exercises and vesting of share-based awards since 2020.

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

Americas

In the Americas, revenues from services increased 12.4% (13.0% in constant currency and 7.8% in organic constant currency) in 2021 compared to 2020. In the United States, revenues from services increased 17.9% (9.3% on an organic basis) in 2021 compared to 2020, primarily driven by increased demand for our Manpower staffing services, an increase in our permanent recruitment business of 67.6% (63.5% on an organic basis), including our RPO offering, and increased demand for our MSP offering, partially offset by the unfavorable impact of one fewer billing day. In Other Americas, revenues from services increased 3.8% (5.3% in constant currency) in 2021 compared to 2020 primarily due to increased demand for our staffing/interim services, an increase in our permanent recruitment business of 95.9% (103.2% in constant currency), partially offset by the unfavorable impact of four fewer billing days. This improvement was driven by increases in Canada, Argentina, Colombia, Peru and Brazil of 22.0%, 31.1%, 16.9%, 6.6% and 6.6%, respectively (14.1%, 76.7%, 19.0%, 18.4% and 13.1%, respectively, in constant currency), with the increase in Argentina being primarily due to inflation. The increases were partially offset by a decrease in Mexico of 22.2% (26.5% in constant currency) primarily due to the new labor legislation, implemented in July 2021, that prohibits the provision of traditional temporary staffing services, only allowing outsourced worker assignments for specialized services outside of the client’s core business activity. Although we believe the new labor legislation will result in significant revenue reductions in Mexico over the next few quarters, we believe the mix shift towards more specialized staffing will improve the margins of our Mexico business over time. Our Mexico operations generated approximately 1.9% and 2.8% of our consolidated global revenues for the years ended December 31, 2021 and 2020, respectively.

Gross profit margin increased in 2021 compared to 2020 primarily due to the improvements in the staffing/interim margins, which were partly due to favorable direct cost adjustments incurred in 2021 in a market within Other Americas. The improvements were also due to the increases in our permanent recruitment business, and increases in revenues from our higher-margin MSP and RPO offerings in the United States. These improvements were partially offset by the unfavorable changes in business mix as the higher-margin Right Management career transition business represented a lower percentage of the revenue mix.

In 2021, selling and administrative expenses increased 11.3% (11.7% in constant currency and 7.9% in organic constant currency), primarily due to the increase in salary-related costs due to higher headcount to support an increase in revenues in 2021 and an increase in variable incentive costs as a result of an increase in profitability in certain markets. The increase was also due to acquisition transaction and integration costs of $18.8 million incurred in 2021 and an increase in consulting costs related to certain technology initiatives. The increases were partially offset by the decrease in restructuring costs to $5.2 million in 2021 compared to $29.5 million in 2020, the decrease in software impairment charges and a decline in office-related expenses driven by a decrease in the number of offices.

Operating Unit Profit (“OUP”) margin in the Americas was 4.6% and 3.1% for 2021 and 2020, respectively. In the United States, OUP margin increased to 5.0% in 2021 from 2.6% in 2020 primarily due to decrease in restructuring costs, the decrease in software impairment charges, our ability to increase revenues without a similar increase in expenses, and an increase in the gross profit margin. The increase was partially offset by the acquisition transaction and integration costs incurred in 2021. Other Americas OUP margin increased to 3.9% in 2021 from 3.8% in 2020 primarily due to the gross profit margin improvement, partially offset by an increase in restructuring costs.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services increased 19.0% (15.0% in constant currency and 15.6% in organic constant currency) in 2021 compared to 2020. In 2021, revenues from services increased 19.2% (15.3% in constant currency) in France and increased 31.0% (26.7% in constant currency) in Italy. The increase in France is primarily due to the increased demand for our Manpower staffing services, a 34.2% increase (29.2% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. The increase in Italy was primarily due to the increased demand for our Manpower staffing services, a 69.2% increase (63.9% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates. In Other Southern Europe, revenues from services increased 10.9% (7.1% in constant currency and 9.2% in organic constant currency) during 2021 compared to 2020, due to increased demand for our Manpower staffing services and an increase in our permanent recruitment business of 33.0% (28.7% in constant currency and 34.4% in organic constant currency), partially offset by the disposition of subsidiaries in Other Southern Europe in 2020.

Gross profit margin increased in 2021 compared to 2020. The increases were primarily due to the increases of 42.7% (37.8% in constant currency) in the permanent recruitment business. The increase in 2021 compared to 2020 was partially offset by the decrease in the Manpower staffing margin as lower margin enterprise clients represented a larger percentage of revenues during 2021 compared to 2020.

Selling and administrative expenses increased 8.4% (4.6% in constant currency) during 2021 compared to 2020 primarily due to the increase in salary-related costs due to higher headcount to support an increase in revenues in the quarter, an increase in variable incentive costs as a result of increased profitability in certain markets, and the decrease in benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs that occurred in 2020. The increase was also due to the unfavorable impact of changes in currency exchange rates. These increases were partially offset by the decrease in restructuring costs to zero in 2021 from $24.5 million in 2020.

OUP margin in Southern Europe was 4.5% for 2021 compared to 3.0% for 2020. In France, the OUP margin increased to 4.5% for 2021 from 3.4% in 2020 primarily due to our ability to increase revenues without a similar increase in expenses and the increase in the gross profit margin. In Italy, the OUP margin increased to 6.4% for 2021 from 4.7% for 2020 primarily due to the decrease in restructuring costs to zero in 2021 from $3.4 million in 2020, our ability to increase revenues without a similar increase in expenses and the increase in the gross profit margin. Other Southern Europe’s OUP margin increased to 2.8% in 2021 from 1.1% in 2020, primarily due to the decrease in restructuring costs to zero in 2021 from $17.3 million in 2020, our ability to increase revenues without a similar increase in expenses, the increase in the gross profit margin and the loss on disposition of subsidiaries incurred in 2020.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 37%, 22%, 14%, 10%, and 7%, respectively, of Northern Europe’s revenues), revenues from services increased 17.4% (11.4% in constant currency) in 2021 compared to 2020. We experienced revenue increases in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium of 23.5%, 20.9%, 6.1%, 4.5% and 9.6%, respectively (15.2%, 12.4%, 2.4%, 0.9% and 6.2%, respectively, in constant currency). The revenue increase in Northern Europe was primarily due to the increased demand for our Manpower staffing services, the 45.5% increase (38.7% in constant currency) in the permanent recruitment business and the favorable impact of changes in currency exchange rates, partially offset by the unfavorable impact of approximately one fewer billing day.

Gross profit margin increased in 2021 compared to 2020 due to the increases in our permanent recruitment business, partially offset by the declines in the Manpower staffing margin due to client mix changes, as a higher percentage of revenues consisted of revenues from our lower-margin enterprise clients.

Selling and administrative expenses increased 5.6% (0.5% in constant currency) in 2021 compared to 2020. The increases are primarily due to the increases in salary-related costs due to higher headcount to support increases in revenues and increases in variable incentive costs as a result of increases in profitability in certain markets. The increases were also due to the increases in non-personnel related costs to support the increases in revenues, and the decrease in benefits related to the transition of full-time equivalent employees onto government temporary unemployment programs that occurred in 2020. The increases were partially offset by the decrease in restructuring costs to $10.0 million in 2021 from $52.4 million in 2020 and a one-time gain of $10.0 million incurred in 2021 related to a long-term obligation.

OUP margin for Northern Europe was 1.5% in 2021 compared to an operating unit loss margin of (0.7%) in 2020. The increases were primarily due to our ability to increase revenues without a similar increase in expenses, increases in the gross profit margin and the decreases in restructuring costs.

APME

Revenues from services increased 4.4% (4.2% in constant currency) in 2021 compared to 2020. In Japan (which represents 47% of APME's revenues), revenues from services increased 8.7% (12.0% in constant currency) due to the increase in our Experis business, increased demand for our Manpower staffing services, the 19.3% increase (14.1% in constant currency) in our permanent recruitment business and the favorable impact of approximately one additional billing day. In Australia (which represents 14% of APME's revenues), revenues from services decreased 11.4% (19.6% in constant currency) due to the decreased demand for our Manpower staffing services and the unfavorable impact of approximately seven fewer billing days, partially offset by the 13.2% increase (3.9% in constant currency) in our permanent recruitment business and the favorable impact of changes in currency exchange rates. The revenue increase in the remaining markets in APME is due to the increase in demand for our Talent-Based Outsourcing services within our Manpower business, the 51.9% increase (50.5% in constant currency) in our permanent recruitment business and the favorable impact of changes in currency exchange rates, partially offset by the unfavorable impact of one fewer billing day.

Gross profit margin increased in 2021 compared to 2020 primarily due to the increases in our staffing/interim margins and the increases of 8.4% and 19.3%, respectively, (9.6% and 14.1% in constant currency, respectively) in our permanent recruitment business.

Selling and administrative expenses increased 11.2% (9.7% in constant currency) in 2021 compared to 2020. The increases are primarily due to the increases in salary-related costs due to higher headcount to support an increase in revenues and increases in variable incentive costs as a result of increases in profitability in certain markets, and the increases in non-personnel related costs to support the increases in revenues. The increase for 2021 compared to 2020 was also due to the unfavorable impact of changes in currency exchange rates. The increases were partially offset by the decreases in restructuring costs to zero in 2021 from $4.1 million in 2020.

OUP margin increased to 3.4% in 2021 from 2.9% in 2020 due to the improvements in the gross profit margins and decreases in restructuring costs.

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

Amounts represent 2021 Percentages represent 2021 compared to 2020	Reported Amount (in millions)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions and Dispositions (in Constant Currency)	Organic Constant Currency Variance
Revenues from Services
Americas:
United States	$2,743.3	17.9%	—%	17.9%	8.6%	9.3%
Other Americas	1,520.4	3.8	(1.5)	5.3	—	5.3
	4,263.7	12.4	(0.6)	13.0	5.2	7.8
Southern Europe:
France	5,171.3	19.2	3.9	15.3	—	15.3
Italy	1,795.4	31.0	4.3	26.7	—	26.7
Other Southern Europe	2,380.1	10.9	3.8	7.1	(2.1)	9.2
	9,346.8	19.0	4.0	15.0	(0.6)	15.6
Northern Europe	4,670.5	17.4	6.0	11.4	—	11.4
APME	2,481.1	4.4	0.2	4.2	—	4.2
	20,762.1
Intercompany Eliminations	(37.7)
ManpowerGroup	$20,724.4	15.1%	3.0%	12.1%	0.8%	11.3%
Gross Profit - ManpowerGroup	$3,407.5	20.6%	2.7%	17.9%	1.4%	16.5%
Operating Unit Profit (Loss)
Americas:
United States	$136.0	123.3%	—%	123.3%	32.2%	91.1%
Other Americas	59.2	7.5	(4.0)	11.5	—	11.5
	195.2	68.2	(2.0)	70.2	16.8	53.4
Southern Europe:
France	233.5	56.7	4.7	52.0	—	52.0
Italy	115.3	79.7	5.0	74.7	—	74.7
Other Southern Europe	67.5	183.5	7.9	175.6	43.4	132.2
	416.3	75.7	5.1	70.6	3.2	67.4
Northern Europe	67.8	N/A	N/A	N/A	N/A	N/A
APME	84.6	20.9	(1.9)	22.8	—	22.8
Operating Profit - ManpowerGroup	$763.9	212.0%	6.5%	205.5%	15.1%	190.4%

Cash Sources and Uses

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of December 31, 2021, we had $769.4 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund corporate activities. As of December 31, 2021, deferred taxes related to non-United States withholding and other taxes were provided on $1,473.3 million of unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2021 and 2020, we have recorded a deferred tax liability of $16.1 million and $10.0 million, respectively, related to these non-United States earnings that may be remitted. As of December 31, 2021, we had an additional $343.8 million of unremitted earnings of non-United States subsidiaries for which we have not currently provided deferred taxes as amounts are deemed indefinitely reinvested. We have not estimated the deferred tax liability on these earnings as such estimation is not practicable to determine or immaterial to the financial statements.

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

Cash provided by operating activities was $644.8 million, $936.4 million and $814.4 million for 2021, 2020 and 2019, respectively. Changes in operating assets and liabilities generated $135.6 million, $703.6 million and $313.2 million of cash in 2021, 2020 and 2019, respectively. The change in 2021 from 2020 was primarily attributable to an increase in accounts receivable due to the stronger market environment as the impact of the COVID-19 crisis has stabilized in many parts of the world, offset by an increase in accounts payable due to timing. The change in 2020 from 2019 was primarily attributable to a decrease in accounts receivable, due to collections and the receivables not being replaced at the same level as a result of a decrease in demand for our services, and the benefit of certain government payment deferral measures introduced as part of the COVID-19 crisis. These improvements in our cash flows were partially offset by the decrease in our payroll-related liabilities due to lower activity.

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

Accounts receivable increased to $5,448.2 million as of December 31, 2021 from $4,912.4 million as of December 31, 2020. This increase was partially offset by the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by one day from December 31, 2020 to 55 days as of December 31, 2021 due to unfavorable mix changes, with higher growth in countries with a higher average DSO.

Capital expenditures were $64.2 million, $50.7 million and $52.9 million during 2021, 2020 and 2019, respectively. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs of $26.9 million in 2021, $14.0 million in 2020 and $2.0 million in 2019. The higher expenditures in 2021 compared to 2020 was primarily due to additional technology investment and the timing of capital expenditures. The lower expenditures in 2020 compared to 2019 are primarily due to overall scale-back of activities in 2020 due to the COVID-19 crisis, completion of a software development project in 2019, and the timing of capital expenditures, partially offset by additional technology investments.

Net debt borrowings were $70.3 million in 2021 as compared to net debt payments of $38.5 million in 2020 and net debt borrowings of $19.5 million in 2019. We drew $150.0 million as of October 1, 2021 in conjunction with the funding of the ettain group acquisition and $75.0 million remains outstanding as of December 31, 2021. We intend to repay the outstanding balance during 2022.

The Board of Directors authorized the repurchase of 4.0 million, 6.0 million and 6.0 million shares of our common stock in August 2021, August 2019 and August 2018. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2021, we repurchased a total of 2.1 million shares under the 2019 authorization at a total cost of $210.0 million. In 2020, we repurchased a total of 3.4 million shares comprised of 0.8 million shares under the 2018 authorization and 2.6 million shares under the 2019 authorization, at a total cost of $264.7 million. In 2019, we repurchased a total of 2.4 million shares at a total cost of $203.0 million under the 2018 authorization. As of December 31, 2021, there were 4.0 million and 1.2 million shares remaining authorized for repurchase under the 2021 authorization and 2019 authorization, respectively, and no shares remaining authorized for repurchase under the 2018 authorization.

During 2021, 2020 and 2019, the Board of Directors declared total cash dividends of $2.52, $2.26 and $2.18 per share, respectively, resulting in total dividend payments of $136.6 million, $129.1 million and $129.3 million, respectively.

We have aggregate commitments of $2,100.0 million related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments, as follows:

(in millions)	Total	2022	2023–2024	2025–2026	Thereafter
Long-term debt including interest	$1,077.7	$472.9	$19.8	$585.0	$—
Short-term borrowings	98.2	98.2	—	—	—
Operating leases	416.7	119.0	156.6	73.4	67.7
Severance and other costs	23.3	19.9	3.3	0.1	—
Transition tax resulting from the Tax Act	101.2	11.9	52.1	37.2	—
Other	383.0	190.7	135.6	13.3	43.4
	$2,100.1	$912.6	$367.4	$709.0	$111.1

Our liability for unrecognized tax benefits, including related interest and penalties, of $56.6 million is excluded from the commitments above as we cannot determine the years in which these positions might ultimately be settled.

We recorded net restructuring costs of $15.2 million, $110.7 million and $42.0 million during 2021, 2020 and 2019, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. As a result of the adoption of the new accounting guidance on leases as of January 1, 2019, the office closure costs of $27.3 million during 2020 were recorded as an impairment to the operating lease right-of-use asset and, thus, are not included in the restructuring reserve balance as of December 31, 2020. The costs paid or utilized out of our restructuring reserve were $38.0 million during 2021.

We have entered into guarantee contracts and stand-by letters of credit that total $769.3 million as of December 31, 2021 ($717.7 million for guarantees and $51.6 million for stand-by letters of credit). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above. The cost of these guarantees and letters of credit was $1.8 million for 2021.

Total capitalization as of December 31, 2021 was $3,650.0 million, comprised of $1,118.3 million in debt and $2,531.7 million in equity. Debt as a percentage of total capitalization was 31%, 31% and 28% as of December 31, 2021, 2020 and 2019, respectively.

Acquisitions

On October 1, 2021, we acquired ettain group, one of the largest privately held IT resourcing and services providers in North America. Effective that date, ettain group became part of our Experis business in the Americas segment. The acquisition is intended to accelerate our strategy of diversifying our business mix into higher growth and higher value services. The aggregate cash consideration paid was $930.9 million. Of the total consideration paid, $925.0 million was for the acquired interests and the remaining $5.9 million was for excess working capital and cash. The transaction was funded through cash on hand and a $150.0 million draw on our revolving debt facility on October 1, 2021. We expect to finalize the net working capital adjustments in 2022.

The acquisition of ettain group was accounted for as a business combination, and the assets and liabilities of ettain group were included in the Consolidated Balance Sheets as of the acquisition date and the results of its operations have been included in the Consolidated Statements of Operations subsequent to the acquisition date. The customer relationship intangible asset will be amortized over a 15 year useful life. The customer relationship intangible asset and goodwill from the acquisition are partially deductible for income tax purposes. As of December 31, 2021, the carrying value of intangible assets and goodwill was $354.0 million and $519.6 million, respectively.

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

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding ettain group, Manpower Switzerland and Experis AG, net of cash acquired, for the years ended December 31, 2021, 2020 and 2019 was $8.1 million, $2.6 million and $47.7 million, respectively. The 2021, 2020 and 2019 balances include consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $6.3 million, $1.9 million and $13.0 million, respectively, had been recognized as a liability at the acquisition date.

As of December 31, 2021, goodwill and intangible assets resulting from the 2021 acquisitions, excluding ettain group, were $3.1 million and $0.6 million, respectively. No goodwill and intangible assets resulted from acquisitions in 2020. As of December 31, 2019, goodwill and intangible assets resulting from the 2019 acquisitions, excluding Manpower Switzerland, were $14.2 million and $9.0 million, respectively.

Dispositions

Occasionally, we dispose of parts of our operations to optimize our global strategic and geographic footprint and synergies. On January 17, 2022, we disposed of our Russia business in our Northern Europe segment for $4.0 million, consisting of upfront cash proceeds received of $3.2 million and $0.8 million of deferred consideration. We simultaneously entered into a franchise agreement with the new ownership of the Russia business. In connection with the disposition, we anticipate recognizing a one-time loss on disposition of approximately $8.0 million during the first quarter of 2022. We will finalize our accounting for the disposition during the first quarter of 2022.

In November 2021, we disposed of our Tunisia business in our Southern Europe segment and recognized a one-time loss on disposition of $1.2 million, which was included in selling and administrative expenses in the Consolidated Statements of Operations in the year ended December 31, 2021.

On September 30, 2020, we disposed of four businesses (Serbia, Croatia, Slovenia, Bulgaria) in our Southern Europe segment for $5.8 million, subject to normal post close working capital adjustments, and simultaneously entered into franchise agreements with the new ownership of these businesses. In connection with the disposition, we recognized a one-time loss on disposition of $5.8 million, which was included in the selling and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2020.

On July 10, 2019, our joint venture in Greater China, ManpowerGroup Greater China Limited, became listed on the Main Board of the Stock Exchange of Hong Kong Limited through an initial public offering. Prior to the initial public offering, we owned a 51% controlling interest in the joint venture and consolidated the financial position and results of its operations into our Consolidated Financial Statements as part of our APME segment. As a result of the offering, in which ManpowerGroup Greater China Limited issued new shares representing 25% of the equity of the company, our ownership interest was diluted to 38.25%, and then further diluted to 36.87% as the underwriters exercised their overallotment option in full on August 7, 2019. As a result, we deconsolidated the joint venture as of the listing date and account for our remaining interest under the equity method of accounting and record our share of equity income or loss in interest and other expenses (income), net in the Consolidated Statements of Operations. In connection with the deconsolidation of the joint venture, we recognized a one-time non-cash gain of $30.4 million, which was included in selling and administrative expenses in the Consolidated Statements of Operations in the year ended December 31, 2019. Included in the $30.4 million was foreign currency translation adjustment losses of $6.2 million related to the joint venture from accumulated other comprehensive loss.

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

Our €400.0 million aggregate principal amount 1.875% notes (the "€400.0 million notes") are due September 2022. When the notes mature, we plan to repay the amounts with available cash, borrowings under our $600.0 million revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets upon replacement of either the €500.0 million notes or the €400.0 million notes.

Both the €500.0 million notes and €400.0 million notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. A portion of these notes has been designated as a hedge of our net investment in our foreign subsidiaries with Euro-functional currency as of December 31, 2021. For this portion of the Euro-denominated notes, since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, both net of taxes, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See the Significant Matters Affecting Results of Operations section and Notes 8 and 12 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

Revolving Credit Agreement

We have a Five-Year Credit Agreement with a syndicate of commercial banks through June 18, 2023. The Credit Agreement allows for borrowing of $600.0 million in various currencies, and up to $150.0 million may be used for the issuance of stand-by letters of credit, with an option to request an increase to the total availability by an additional $200.0 million and each lender may participate in the requested increase at their discretion. We had $75.0 million borrowed under this facility as of December 31, 2021, and no borrowings as of December 31, 2020. Outstanding letters of credit issued under the Credit Agreement totaled $0.5 million as of both December 31, 2021 and 2020. Additional borrowings of $524.5 million and $599.5 million were available to us under the facility as of December 31, 2021 and 2020, respectively.

Under the Credit Agreement, a credit ratings-based pricing grid determines the facility fee and the credit spread that we add to the applicable interbank borrowing rate on all borrowings. At our current credit rating, the annual facility fee is 12.5 basis points paid on the entire facility and the credit spread is 100.0 basis points on any borrowings. A downgrade from both credit agencies would unfavorably impact our interest and facility fees and result in additional costs ranging from approximately $0.3 million to $1.2 million annually.

The Credit Agreement contains customary restrictive covenants pertaining to our management and operations, including limitations on the amount of subsidiary debt that we may incur and limitations on our ability to pledge assets, as well as financial covenants requiring, among other things, that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. In the Credit Agreement, Net Debt is defined as total debt less cash in excess of $400.0 million. The Credit Agreement also contains customary events of default, including, among others, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy or involuntary proceedings, certain monetary and non-monetary judgments, change of control and customary ERISA defaults.

As defined in the Credit Agreement, we had a net Debt-to-EBITDA ratio of 0.97 to 1 (compared to the maximum allowable ratio of 3.5 to 1) and a Fixed Charge Coverage ratio of 5.12 to 1 (compared to the minimum required ratio of 1.5 to 1) as of December 31, 2021.

Other

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2021, such uncommitted credit lines totaled $338.6 million, of which $314.9 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $276.3 million could have been made under these lines as of December 31, 2021.

Our long-term debt has a rating of Baa1 from Moody's Investor Services and BBB from Standard and Poor's, both with a stable outlook. Both of the credit ratings are investment grade. Rating agencies use proprietary methodology in determining their ratings and outlook which includes, among other things, financial ratios based upon debt levels and earnings performance.

COVID-19

We have assessed what impact the COVID-19 crisis has had or may have on our liquidity position as of December 31, 2021 and for the near future. As of December 31, 2021, our cash and cash equivalents balance was $847.8 million. We also have access to the previously mentioned revolving credit facility that could immediately provide us with up to $600.0 million of additional cash, of which just $75.0 million was used as of December 31, 2021, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $200.0 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines of up to $300.0 million ($600.0 million in the third quarter) to meet the working capital needs of our subsidiaries, of which $276.3 million was available to use as of December 31, 2021. Our €500.0 million notes and €400.0 million notes that total $1,019.6 million as of December 31, 2021 mature in June 2026 and September 2022, and we plan to refinance the €400.0 million note in 2022; thus, there will be no payments due in the very near term except for annual interest payments. Based on the above, notwithstanding the cash used to fund the ettain group acquisition on October 1, 2021, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future should the COVID-19 crisis cause any additional cash flow needs.

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

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. On October 1, 2021, we acquired ettain group (see Note 4 to the Consolidated Financial Statements for further information). As part of the accounting for the acquisition, we identified and recorded a customer relationship intangible asset of $360.0 million which will be amortized over a 15 year useful life. We utilized the discounted cash flow method to estimate the fair value of the customer relationship asset, which required management to make significant assumptions in the model, but was calculated based on the historical customer sales of the acquired company. A change in the customer attrition rate of 250 basis points would result in a decrease of $66.0 million or an increase of $87.0 million in intangible assets, respectively, but would not result in a material change to future amortization expense

Defined Benefit Pension Plans

We sponsor several qualified and nonqualified pension plans covering permanent employees. The most significant plans are located in Switzerland, the United Kingdom, the Netherlands, Germany and France. Annual expense relating to these plans was $22.2 million, $34.1 million and $17.2 million in 2021, 2020 and 2019, respectively. The decrease in 2021 pension expense is primarily due to the settlement of a U.S. pension plan in the first quarter of 2020. Pension expense is estimated to be approximately $17.0 million in 2022.

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

In determining the estimated 2022 pension expense for non-United States plans, we used a weighted-average discount rate of 1.0% compared to 0.6% for 2021, reflecting the current interest rate environment. We have selected a weighted-average expected return on plan assets of 1.7% for the non-United States plans in determining the 2022 estimated pension expense compared to 1.5% used for the calculation of the 2021 pension expense. Absent any other changes, a 25 basis point increase and decrease in the weighted-average discount rate would decrease or increase our 2022 consolidated pension expense by $0.6 million. Absent any other changes, a 25 basis point increase or decrease in the weighted-average expected return on plan assets would decrease or increase our 2022 consolidated pension expense by $1.8 million. Changes to these assumptions have historically not been significant in any jurisdiction for any reporting period, and no significant adjustments to the amounts recorded have been required in the past or are expected in the future. (See Note 9 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

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

We performed our annual impairment test of our goodwill during the third quarter of 2021 and determined that there was no impairment.

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

As of July 1, 2021, the fair value of each reporting unit was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the Netherlands reporting unit, which is part of the Northern Europe segment. The Netherlands reporting unit had a fair value that exceeded its carrying value by approximately 5.5%. Key assumptions included in the Netherlands discounted cash flow valuation performed during the third quarter of 2021 were a discount rate of 10.4%, revenue growth for the next three years ranging from 3.0%-5.0%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.5%. If the Netherlands reporting cannot meet its operating targets and/or recover from the deteriorated macroeconomic, industry, and market conditions, it may not achieve the growth and margin assumptions noted above and some or all of the recorded goodwill for the Netherlands reporting unit, which was $112.2 million as of December 31, 2021, could be subject to impairment.

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

Approximately 87% of our revenues and profits are generated outside of the United States, with 47% generated from our European operations with a Euro-functional currency. As a result, fluctuations in the value of foreign currencies against the United States dollar, particularly the Euro, may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates each month. Consequently, as the value of the United States dollar changes relative to the currencies of our major markets, our reported results vary.

The United States dollar weakened in 2021 on average, whereas it strengthened in the first half of 2020 and weakened in the second half of 2020 against many of the currencies of our major markets. Revenues from services in constant currency were 3.0% and 0.2% lower than reported revenues in 2021 and 2020, respectively. A change in the strength of the United States dollar by an additional 10% would have impacted our revenues from services by approximately 8.7% from the amounts reported in both 2021 and 2020.

Fluctuations in currency exchange rates also impact the United States dollar amount of our shareholders’ equity. The assets and liabilities of our non-United States subsidiaries are translated into United States dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. The United States dollar strengthened relative to many foreign currencies as of December 31, 2021 compared to December 31, 2020, particularly in Euro- and GBP-functional currencies. Consequently, shareholders’ equity decreased by $46.9 million as a result of the foreign currency translation as of December 31, 2021. If the United States dollar had strengthened an additional 10% as of December 31, 2021, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $80.0 million from the amounts reported.

As of December 31, 2020, the United States dollar weakened relative to many foreign currencies compared to December 31, 2019, particularly in Euro- and GBP-functional currencies. Consequently, shareholders’ equity increased by $82.3 million as a result of the foreign currency translation as of December 31, 2020. If the United States dollar had weakened an additional 10% as of December 31, 2020, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $124.0 million from the amounts reported.

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

As of December 31, 2021, we had outstanding $1,019.6 million in principal amount of Euro-denominated notes (€900.0 million). These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2021. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, both net of tax, the related translation gains or losses are included as a component of accumulated other comprehensive loss. Shareholders’ equity increased by $59.0 million, net of tax, due to changes in accumulated other comprehensive loss during 2021, due to the currency impact on these designated borrowings.

The hypothetical impact of the stated change in rates on 2021 total other comprehensive income (loss) for the Euro Notes and forward contracts is as follows:

2021 (in millions) Market Sensitive Instrument	10% Depreciation in Exchange Rates	10% Appreciation in Exchange Rates
Euro Notes:
€500.0, 1.81% Notes due June 2026	$56.8	$(56.8)
€400.0, 1.91% Notes due September 2022	45.5	(45.5)
Forward contracts:
£(5.7) to $(7.8)	$0.8	$(0.8)
€(147.3) to $(174.2)	16.9	(16.9)
¥228.0 to $2.0	(0.2)	0.2

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. We have historically managed interest rates through the use of a combination of fixed- and variable-rate borrowings. As of December 31, 2021, we had the following fixed- and variable-rate borrowings:

(in millions)	Amount	Weighted- Average Interest Rate(1)
Variable-rate borrowings	$16.8	7.6%
Fixed-rate borrowings	1,101.5	1.8%
Total debt	$1,118.3

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ManpowerGroup Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ettain group, which was acquired on October 1, 2021, and whose financial statements constitute 10% of total assets and 1% of revenues of the financial statements amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at ettain group.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 18, 2022, expressed an unqualified opinion on those financial statements.

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

February 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ManpowerGroup Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ManpowerGroup Inc. and subsidiaries (the "Company") as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill - United Kingdom and Netherlands Reporting Units – Refer to Notes 1 and 7 to the financial statements

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

Given that forecasted revenues and operating unit profit margins for the Netherlands and United Kingdom reporting units are highly sensitive to changes in demand and efficiency of operations, and considering the low excess fair value of these reporting units, auditing these estimates and assumptions including the selected discount rates involved especially subjective judgment. As a result, we identified the Company’s evaluation of goodwill impairment for the Netherlands and United Kingdom reporting units as a critical audit matter due to the high degree of auditor judgment and the increased extent of effort that was required when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues and operating unit profit margins, and the selection of discount rates for the Netherlands and United Kingdom reporting units included the following, among others:

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

Acquisitions - ettain group (Valuation of Customer Relationship Intangible Asset) – Refer to Note 4 to the financial statements

Critical Audit Matter Description

In October 2021, the Company completed the acquisition of ettain group. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $360 million, all of which related to a customer relationship asset. The Company used the discounted cash flow method to estimate the fair value of the customer relationship asset, which required management to make significant estimates and assumptions in developing forecasted cash flows attributable to the existing customers, the customer attrition rate, and discount rate.

We identified the fair value of the customer relationship intangible asset on the acquisition date as a critical audit matter due to the high degree of auditor judgment required to evaluate the significant estimates made in determining fair value, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's key assumptions and estimates related to the customer attrition rate and discount rate.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the fair value of the customer relationship intangible asset for ettain group included the following, among others:

•
We tested the effectiveness of controls over the valuation of the customer relationship intangible asset, including management's controls over the key judgements in developing forecasts of future cash flows attributable to existing customers, the customer attrition rate, and discount rate.
•
We assessed the reasonableness of management's forecasts of future cash flows attributable to existing customers by comparing the projections to (1) historical results, (2) industry data, and (3) certain peer companies.
•
With the assistance of our fair value specialists, we:
o
Evaluated the reasonableness of the selected valuation methodology for the customer relationship.
o
Evaluated the reasonableness of the customer attrition rate by testing the mathematical accuracy of the calculation of the rate used, as well as the mathematical accuracy of its application in the valuation of the customer relationship intangible; and testing the completeness and accuracy of the underlying data supporting the attrition rate assumption.
o
Evaluated the reasonableness of the discount rate, which included testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 18, 2022

We have served as the Company's auditor since 2005.

CONSOLIDATED STATEMENTS OF OPERATIONS

in millions, except per share data

Year Ended December 31	2021	2020	2019
Revenues from services	$20,724.4	$18,001.0	$20,863.5
Cost of services	17,316.9	15,176.3	17,488.4
Gross profit	3,407.5	2,824.7	3,375.1
Selling and administrative expenses, excluding goodwill impairment charges	2,822.1	2,570.3	2,666.2
Goodwill impairment charges	—	66.8	64.0
Selling and administrative expenses	2,822.1	2,637.1	2,730.2
Operating profit	585.4	187.6	644.9
Interest and other expenses (income), net	17.3	39.9	(40.6)
Earnings before income taxes	568.1	147.7	685.5
Provision for income taxes	185.7	123.9	219.8
Net earnings	$382.4	$23.8	$465.7
Net earnings per share - basic	$7.01	$0.41	$7.78
Net earnings per share - diluted	$6.91	$0.41	$7.72
Weighted average shares - basic	54.5	58.0	59.9
Weighted average shares - diluted	55.4	58.3	60.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

in millions

Year Ended December 31	2021	2020	2019
Net earnings	$382.4	$23.8	$465.7
Other comprehensive income (loss):
Foreign currency translation	(108.7)	188.4	(11.0)
Translation adjustments on derivative instruments, net of income taxes of $18.5, $(25.8) and $3.8, respectively	62.8	(94.3)	17.8
Reclassification of currency translation adjustment to income related to disposition of Manpower Switzerland partially held equity interest (see Note 4)	—	—	(32.5)
Reclassification of currency translation adjustment to income related to disposition of ManpowerGroup Greater China Limited partially held equity interest (see Note 4)	—	—	6.2
Translation adjustments on long-term intercompany loans	(0.3)	(11.8)	15.7
Defined benefit pension plans and retiree health care plan, net of income taxes of $15.2, $(11.6) and $(8.1), respectively	53.1	(47.9)	(37.4)
Pension settlements, net of taxes of $4.5 in 2020	1.0	9.3	—
Total other comprehensive income (loss)	$7.9	$43.7	$(41.2)
Comprehensive income	$390.3	$67.5	$424.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

in millions, except share and per share data

December 31	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$847.8	$1,567.1
Accounts receivable, less allowance for doubtful accounts of $121.6 and $128.1, respectively	5,448.2	4,912.4
Prepaid expenses and other assets	126.7	186.9
Total current assets	6,422.7	6,666.4
Other Assets
Goodwill	1,722.2	1,225.8
Intangible assets, less accumulated amortization of $441.3 and $425.4, respectively	583.6	248.6
Operating lease right-of-use asset	373.4	400.7
Other assets	610.2	651.6
Total other assets	3,289.4	2,526.7
Property and Equipment
Land, buildings, leasehold improvements and equipment	594.9	614.7
Less: accumulated depreciation and amortization	478.1	479.6
Net property and equipment	116.8	135.1
Total assets	$9,828.9	$9,328.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,039.2	$2,527.4
Employee compensation payable	299.4	231.8
Accrued liabilities	584.7	602.1
Accrued payroll taxes and insurance	789.1	752.0
Value added taxes payable	515.5	551.1
Short-term borrowings and current maturities of long-term debt	552.6	20.4
Total current liabilities	5,780.5	4,684.8
Other liabilities
Long-term debt	565.7	1,103.5
Long-term operating lease liability	275.8	305.1
Other long-term liabilities	675.2	781.2
Total other liabilities	1,516.7	2,189.8
Shareholders’ Equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 117,762,065 and 117,555,991 shares, respectively	1.2	1.2
Capital in excess of par value	3,444.7	3,402.5
Retained earnings	3,634.6	3,388.8
Accumulated other comprehensive loss	(389.4)	(397.3)
Treasury stock at cost, 64,165,136 and 61,990,021 shares, respectively	(4,169.4)	(3,954.2)
Total ManpowerGroup shareholders' equity	2,521.7	2,441.0
Noncontrolling interests	10.0	12.6
Total shareholders’ equity	2,531.7	2,453.6
Total liabilities and shareholders’ equity	$9,828.9	$9,328.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

in millions

Year Ended December 31	2021	2020	2019
Cash Flows from Operating Activities
Net earnings	$382.4	$23.8	$465.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	73.4	76.3	77.2
Non-cash gain on disposition of previously held equity interest	—	—	(80.4)
Non-cash gain on disposition of previously held controlling interest	—	—	(30.4)
Non-cash goodwill and other impairment charges	—	71.3	64.0
Non-cash operating lease right-of-use assets impairment	—	27.3	—
Deferred income taxes	(1.3)	(10.4)	(43.0)
Provision for doubtful accounts	17.9	20.3	21.8
Share-based compensation	36.8	24.2	26.3
Change in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(640.9)	586.9	(80.2)
Other assets	79.0	29.9	122.3
Other liabilities	697.5	86.8	271.1
Cash provided by operating activities	644.8	936.4	814.4
Cash Flows from Investing Activities
Capital expenditures	(64.2)	(50.7)	(52.9)
Acquisitions of businesses, net of cash acquired	(924.4)	(0.7)	77.8
Impact to cash resulting from deconsolidation of subsidiaries	—	—	(57.9)
Proceeds from the sale of subsidiaries, investments, property and equipment	1.6	9.0	16.8
Cash used in investing activities	(987.0)	(42.4)	(16.2)
Cash Flows from Financing Activities
Net change in short-term borrowings	(3.0)	(40.8)	11.2
Net proceeds of revolving debt facility	75.0	—	—
Proceeds from long-term debt	0.5	2.7	9.6
Repayments of long-term debt	(2.2)	(0.4)	(1.3)
Payments of contingent consideration for acquisitions	(6.3)	(1.9)	(22.8)
Proceeds from share-based awards and sale of subsidiaries	5.1	7.4	7.5
Payments to noncontrolling interests	(1.2)	(0.8)	(2.1)
Other share-based award transactions	(5.0)	(7.6)	(7.2)
Repurchases of common stock	(210.0)	(264.7)	(203.0)
Dividends paid	(136.6)	(129.1)	(129.3)
Cash used in financing activities	(283.7)	(435.2)	(337.4)
Effect of exchange rate changes on cash	(93.4)	82.5	(26.9)
Change in cash and cash equivalents	(719.3)	541.3	433.9
Cash and cash equivalents, beginning of year	1,567.1	1,025.8	591.9
Cash and cash equivalents, end of year	$847.8	$1,567.1	$1,025.8
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$37.0	$40.8	$42.4
Income taxes, net	$139.7	$149.8	$179.2
Operating lease liabilities	$139.6	$142.0	$150.1
Non-cash operating activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$70.2	$63.6	$129.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

in millions, except share and per share data

	ManpowerGroup Shareholders
	Common Stock		Capital in		Accumulated Other		Non-
	Shares Issued	Par Value	Excess of Par Value	Retained Earnings	Comprehensive (Loss) Income	Treasury Stock	controlling Interests	Total
Balance, January 1, 2019	116,795,899	$1.2	$3,337.5	$3,157.7	$(399.8)	$(3,471.7)	$73.6	$2,698.5
Net earnings				465.7				465.7
Other comprehensive loss					(41.2)			(41.2)
Issuances under equity plans	394,984		7.0			(7.2)		(0.2)
Share-based compensation expense			26.3					26.3
Dividends ($2.18 per share)				(129.3)				(129.3)
Repurchases of common stock						(203.0)		(203.0)
Noncontrolling interest transactions			(0.2)				(55.1)	(55.3)
Balance, December 31, 2019	117,190,883	1.2	3,370.6	3,494.1	(441.0)	(3,681.9)	18.5	2,761.5
Net earnings				23.8				23.8
Other comprehensive gain					43.7			43.7
Issuances under equity plans	365,108		7.7			(7.6)		0.1
Share-based compensation expense			24.2					24.2
Dividends ($2.26 per share)				(129.1)				(129.1)
Repurchases of common stock						(264.7)		(264.7)
Noncontrolling interest transactions							(5.9)	(5.9)
Balance, December 31, 2020	117,555,991	1.2	3,402.5	3,388.8	(397.3)	(3,954.2)	12.6	2,453.6
Net earnings				382.4				382.4
Other comprehensive gain					7.9			7.9
Issuances under equity plans	206,074		5.4			(5.2)		0.2
Share-based compensation expense			36.8					36.8
Dividends ($2.52 per share)				(136.6)				(136.6)
Repurchases of common stock						(210.0)		(210.0)
Noncontrolling interest transactions							(2.6)	(2.6)
Balance, December 31, 2021	117,762,065	$1.2	$3,444.7	$3,634.6	$(389.4)	$(4,169.4)	$10.0	$2,531.7

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

COVID-19

The global spread of COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and global macroeconomic disruption. The COVID-19 crisis began to negatively impact our business, operations and consolidated financial statements during the last two weeks of March 2020, with significant lockdown measures implemented by the end of March 2020 in our main markets in Europe and North America, as well as in certain other countries. We continued to experience the negative impacts of the COVID-19 crisis in 2021, particularly related to the impact on supply chains and labor shortages as we believe certain parts of the workforce did not return to the labor market in many industries and markets over concerns about the COVID-19 Delta and Omicron variants. Although many markets strengthened throughout 2021, the COVID-19 crisis had an adverse effect of curtailing economic activity in certain markets, affecting demand for our services. Continued uncertainty remains as to the future impact of the pandemic on global and local economies.

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

Basis of Consolidation

The Consolidated Financial Statements include our operating results and the operating results of all of our majority-owned subsidiaries and entities in which we have a controlling financial interest. We have a controlling financial interest if we own a majority of the outstanding voting common stock and the noncontrolling shareholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary. We account for equity investments in companies over which we have the ability to exercise significant influence, but not control, using the equity method of accounting. We recognize our ownership share of earnings of these equity method investments, amortization of basis differences, and related gains or losses in the Consolidated Financial Statements. These investments, as well as certain other relationships, are also evaluated for consolidation under the accounting guidance on consolidation of variable interest entities. These investments were $114.2 and $106.6 as of December 31, 2021 and 2020, respectively, and are included in other assets in the Consolidated Balance Sheets. Included in shareholders’ equity as of December 31, 2021 and 2020 are $11.8 and $8.0, respectively, of unremitted earnings from investments accounted for using the equity method. The amounts relate to accounting for our remaining interest in ManpowerGroup Greater China under the equity method subsequent to deconsolidation (see Note 4 for further information). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenues

We recognize revenues when control of the promised services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services. Our revenues are recorded net of any sales, value added, or other taxes collected from our clients.

A performance obligation is a promise in a contract to transfer a distinct service to the client, and it is the unit of account in the accounting guidance for revenue recognition. The majority of our contracts have a single performance obligation as the promise to transfer the individual services is not separately identifiable from other promises in our contracts and, therefore, is not distinct. However, we have multiple performance obligations within our Recruitment Process Outsourcing (RPO) contracts as discussed below. For performance obligations that we satisfy over time, revenues are recognized by consistently applying a method of measuring progress toward satisfaction of that performance obligation. We generally utilize an input measure of time (e.g., hours, weeks, months) of service provided, which most accurately depicts the progress toward completion of each performance obligation.

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

As allowed under the guidance, we do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to December 31, 2021 related to remaining performance obligations, which are not material.

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

Our deferred revenue was $34.8 and $34.9 as of December 31, 2021 and 2020, respectively. We recognized the entire amount of the deferred revenue balance as of December 31, 2020 as revenue during the year ended December 31, 2021. We expect to recognize the entire amount of deferred revenue balance as of December 31, 2021 as revenue in 2022.

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

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2021	$128.1	$17.9	$(17.7)	$(6.5)	$(0.2)	$121.6
2020	113.5	20.3	(17.8)	8.1	4.0	128.1
2019	115.7	21.8	(19.1)	(5.0)	0.1	113.5

Bad debt expense is recorded as selling and administrative expenses in our Consolidated Statements of Operations. Factors that would cause this provision to increase primarily relate to increased bankruptcies by our clients and other difficulties collecting amounts billed. On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision.

Advertising Costs

We expense production costs of advertising as they are incurred. Advertising expenses were $28.1, $22.2, and $25.7 in 2021, 2020 and 2019, respectively.

Restructuring Costs

We recorded net restructuring costs of $15.2, $110.7 and $42.0 in 2021, 2020 and 2019, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. As a result of the adoption of the new accounting guidance on leases as of January 1, 2019, the office closure costs of $27.3 during 2020 were recorded as an impairment to the operating lease right-of-use asset and, thus, are not included in the restructuring reserve balance as of December 31, 2020. The costs paid, utilized or transferred out of our restructuring reserve were $38.0 and $71.9 in 2021 and 2020, respectively. We expect a majority of the remaining $23.3 reserve will be paid by the end of 2022.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2019	$0.4	$0.7	$6.2	$—	$—	$7.3
Severance costs	5.5	16.2	49.8	2.5	0.2	74.2
Office closure costs	19.6	5.1	2.1	0.5	—	27.3
Other costs	4.4	3.2	0.5	1.1	—	9.2
Costs paid, utilized or transferred out	(28.0)	(21.7)	(17.9)	(4.1)	(0.2)	(71.9)
Balance, December 31, 2020	$1.9	$3.5	$40.7	$—	$—	$46.1
Severance costs	5.2	—	10.0	—	—	15.2
Costs paid or utilized	(6.1)	(2.7)	(29.2)	—	—	(38.0)
Balance, December 31, 2021	$1.0	$0.8	$21.5	$—	$—	$23.3

(1)
Balance related to United States was $0.3 as of December 31, 2019. In 2020, United States incurred $3.8 for severance costs, $17.8 for office closure costs and $4.2 for other costs, and paid/utilized $24.7, leaving a $1.4 liability as of December 31, 2020. In 2021, United States paid/utilized $1.2, leaving a $0.2 liability as of December 31, 2021.
(2)
France had no liability as of December 31, 2019. In 2020, France incurred $2.6 for office closure costs and $1.2 for other costs, and paid/utilized $3.2, leaving a $0.6 liability as of December 31, 2020 and 2021. Balance related to Italy was $0.3 as of December 31, 2019. In 2020, Italy incurred $1.9 for severance costs and $0.5 for office closure costs, and paid/utilized $2.3, leaving a $1.4 liability as of December 31, 2020. In 2021, Italy paid/utilized $1.1, leaving a $0.3 liability as of December 31, 2021.

Income Taxes

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

Fair Value Measurements

The assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using				Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$138.0	$138.0	$—	$—	$119.4	$119.4	$—	$—
Cross-currency swaps	24.7	—	24.7	—	12.1	—	12.1	—
Foreign currency forward contracts	—	—	—	—	1.0	—	1.0	—
	$162.7	$138.0	$24.7	$—	$132.5	$119.4	$13.1	$—
Liabilities
Cross-currency swaps	$24.2	$—	$24.2	$—	$30.5	$—	$30.5	$—
Foreign currency forward contracts	5.5	—	5.5	—	—	—	—	—
	$29.7	$—	$29.7	$—	$30.5	$—	$30.5	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the cross-currency swaps and foreign currency forward contracts are measured at the value based on a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as current and forward interest rates and current and forward foreign exchange rates

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our variable-rate long-term debt and revolving debt facility approximates fair value. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,064.0 and $1,159.1 as of December 31, 2021 and 2020, respectively, compared to a carrying value of $1,019.6 and $1,094.5, respectively.

Goodwill and Other Intangible Assets

We had goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	December 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,722.2	$—	$1,722.2	$1,225.8	$—	$1,225.8
Intangible assets:
Finite-lived:
Customer relationships	$823.4	$421.6	$401.8	$473.0	$403.8	$69.2
Other	23.2	19.7	3.5	21.9	21.6	0.3
	846.6	441.3	405.3	494.9	425.4	69.5
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	126.3	—	126.3	127.1	—	127.1
	178.3	—	178.3	179.1	—	179.1
Total intangible assets	$1,024.9	$441.3	$583.6	$674.0	$425.4	$248.6

(1) Balances were net of accumulated impairment loss of $644.2 as of both December 31, 2021 and 2020.

(2) Balances were net of accumulated impairment loss of $139.5 as of both December 31, 2021 and 2020.

The consolidated amortization expense related to intangibles was $24.2, $27.2 and $29.8 in 2021, 2020 and 2019, respectively. Amortization expense expected in each of the next five years related to acquisitions completed as of December 31, 2021 is as follows: 2022 - $37.6, 2023 - $34.2, 2024 - $32.0, 2025 - $30.0 and 2026 - $26.2. The weighted-average useful lives of the customer relationships and other are approximately 14 and 3 years, respectively. The tradenames have been assigned an indefinite life based on our expectation of renewing the tradenames, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future. Indefinite-lived reacquired franchise rights resulted from our franchise acquisitions in the United States, Switzerland and Canada. These rights entitled the franchisees with unilateral control to operate perpetually in particular territories, and have therefore been assigned an indefinite life. (See Note 4 to the Consolidated Financial Statements for further information on our acquisition of the remaining controlling interest in Manpower Switzerland.)

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived intangible assets at our unit of account level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value. We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2021, 2020 and 2019, and determined that there was no impairment of our goodwill or indefinite-lived intangible as a result of our annual tests.

The fair value of each reporting unit was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the Netherlands reporting unit, which is part of the Northern Europe segment. The Netherlands reporting unit had a fair value that exceeded its carrying value by approximately 5.5%. Key assumptions included in the Netherlands discounted cash flow valuation performed during the third quarter of 2021 were a discount rate of 10.4%, revenue growth for the next three years ranging from 3.0%-5.0%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.5%. If the Netherlands reporting cannot meet its operating targets and/or recover from the deteriorated macroeconomic, industry, and market conditions, it may not achieve the growth and margin assumptions noted above and some or all of the recorded goodwill for the Netherlands reporting unit, which was $112.2 as of December 31, 2021, could be subject to impairment.

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

Marketable Securities

Until April 2019, when we acquired the remaining 51% controlling interest in our Swiss franchise to obtain full ownership of the entity, we accounted for our 49% interest in our Swiss franchise under the equity method of accounting. The Swiss franchise maintained an investment portfolio with a market value of $219.9 as of December 31, 2018. The portfolio was comprised of a wide variety of European and United States debt and equity securities and various professionally-managed funds, all of which were classified as available-for-sale, as well as cash and cash equivalents. We recognized all the changes in fair value on the investment portfolio in the current period earnings. Our share of net unrealized gains and unrealized losses that were determined to be temporary related to these investments was included in accumulated other comprehensive loss, with the offsetting amount increasing or decreasing our investment in the franchise. Realized gains and losses were immaterial for all periods presented. Other-than-temporary impairment amounts were insignificant.

Capitalized Software for Internal Use

We capitalize purchased software as well as internally developed software. Internal software development costs are capitalized from the time when the internal-use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation, selection and software maintenance costs are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the software which ranges from 3 to 10 years. The net capitalized software balance of $38.2 and $19.2 as of December 31, 2021 and 2020, respectively, is included in other assets in the Consolidated Balance Sheets. The higher balance as of December 31, 2021 is primarily due to additional technology investments. Amortization expense related to the capitalized software costs was $5.5, $1.8 and $2.0 for 2021, 2020 and 2019, respectively.

Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2021	2020
Land	$0.5	$0.5
Buildings	6.7	7.1
Furniture, fixtures, and autos	166.5	167.1
Computer equipment	132.7	133.8
Leasehold improvements	288.5	306.2
Property and equipment	$594.9	$614.7

Property and equipment are stated at cost and are depreciated using primarily the straight-line method over the following estimated useful lives: buildings - up to 40 years; furniture, fixtures, autos and computer equipment - 2 to 16 years; leasehold improvements - lesser of life of asset or expected lease term. Expenditures for renewals and betterments are capitalized whereas expenditures for repairs and maintenance are charged to income as incurred. Upon sale or disposition of property and equipment, the difference between the unamortized cost and the proceeds is recorded as either a gain or a loss and is included in our Consolidated Statements of Operations. Long-lived assets are evaluated for impairment in accordance with the provisions of the accounting guidance on the impairment or disposal of long-lived assets.

Leases

As of January 1, 2019, we adopted the accounting guidance on leases, which requires a lessee to recognize right-of-use (“ROU”) assets and lease liabilities of the balance sheet for leases with lease terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows depend on the classification by the lessee as a finance or operating lease.

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

Leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases. As of December 31, 2021, we did not have any material additional operating leases that have not yet commenced.

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

As of July 1, 2018, the Argentina economy was designated as highly-inflationary and was treated as such for accounting purposes.

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

Shareholders’ Equity

The Board of Directors authorized the repurchase of 4.0 million, 6.0 million and 6.0 million shares of our common stock in August 2021, August 2019 and August 2018. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2021, we repurchased a total of 2.1 million shares under the 2019 authorization at a total cost of $210.0. In 2020, we repurchased a total of 3.4 million shares comprised of 0.8 million shares under the 2018 authorization and 2.6 million shares under the 2019 authorization, at a total cost of $264.7. In 2019, we repurchased a total of 2.4 million shares at a total cost of $203.0 under the 2018 authorization. As of December 31, 2021, there were 4.0 million and 1.2 million shares remaining authorized for repurchase under the 2021 authorization and 2019 authorization, respectively, and no shares remaining authorized for repurchase under the 2018 authorization.

During 2021, 2020 and 2019, the Board of Directors declared total cash dividends of $2.52, $2.26 and $2.18 per share, respectively, resulting in total dividend payments of $136.6, $129.1 and $129.3, respectively.

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses in our Consolidated Statements of Operations. We recorded income of $0.7 and $4.7 for 2021 and 2020, respectively, and expense of $1.8 for 2019.

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

The payroll tax credit was creditable against our current French income tax payable, with any remaining amount being paid after three years. Given the amount of our current income taxes payable, we would generally receive the vast majority of these payroll tax credits after the three-year period. In April 2019 and April 2018, we entered into agreements to sell the credits earned in 2018 and 2017, respectively, for net proceeds of $103.5 (€92.0) and $234.5 (€190.9), respectively, which represented approximately half of the credits earned in 2018 and substantially all the credits earned in 2017. We derecognized these receivables upon the sale as the terms of the agreement were such that the transaction qualified for sale treatment according to the accounting guidance on the transfer and servicing of assets. The discount on the sale of these receivables was recorded in cost of services as a reduction of the payroll tax credits earned in the respective year.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued new guidance on accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offerings related to alternative reference interest rates. The guidance is effective upon issuance and can be applied to applicable contract modifications through December 31, 2022. The adoption of this guidance has not had any impact on our Consolidated Financial Statements, and we do not expect it to have a material impact going forward.

In November 2021, the FASB issued new guidance on disclosures by business entities about government assistance. The guidance requires business entities to disclose, in notes to their financial statements, information about certain types of government assistance they receive. The new guidance is effective for us as of January 1, 2022. We do not expect the adoption of this guidance to have an impact on our Consolidated Financial Statements.

In November 2021, the FASB issued new guidance on business combinations. The guidance added the contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the revenue recognition standard. The new guidance is effective for us as of January 1, 2023. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

Subsequent Events

On January 17, 2022, we disposed of our Russia business in our Northern Europe segment for $4.0, consisting of upfront cash proceeds received of $3.2 and $0.8 of deferred consideration. We simultaneously entered into a franchise agreement with the new ownership of the Russia business. In connection with the disposition, we anticipate recognizing a one-time loss on disposition of approximately $8.0 during the first quarter of 2022. We will finalize our accounting for the disposition during the first quarter of 2022.

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
•
Our franchise fees include the performance obligation of providing the right to use our intellectual property in a specifically defined exclusive territory as defined in a franchise agreement. Our franchise agreements generally state that franchise fees are calculated based on a percentage of revenues earned by the franchise operations and are payable on a monthly basis. As such, we record franchise fee revenues monthly over time calculated based on the specific fee percentage and the monthly revenues of the franchise operations. Franchise fees were $15.3, $14.1 and $18.4 for the years ended December 31, 2021, 2020 and 2019, respectively.

Disaggregation of Revenues

In the following table, revenue is disaggregated by service types and timing of revenue recognition and includes a reconciliation of the disaggregated revenues by reportable segment.

	Year Ended December 31,
	2021					2020
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$2,292.1	$154.9	$147.8	$148.5	$2,743.3	$1,942.9	$125.3	$88.4	$170.6	$2,327.2
Other Americas	1,430.3	45.9	34.5	9.7	1,520.4	1,393.0	41.8	17.8	12.6	1,465.2
	3,722.4	200.8	182.3	158.2	4,263.7	3,335.9	167.1	106.2	183.2	3,792.4
Southern Europe:
France	4,765.1	329.8	53.5	22.9	5,171.3	3,985.6	295.7	39.7	17.1	4,338.1
Italy	1,695.6	33.9	45.6	20.3	1,795.4	1,296.7	30.1	27.0	16.9	1,370.7
Other Southern Europe	1,945.0	369.4	52.6	13.1	2,380.1	1,752.0	341.5	39.9	13.0	2,146.4
	8,405.7	733.1	151.7	56.3	9,346.8	7,034.3	667.3	106.6	47.0	7,855.2
Northern Europe	4,191.4	255.5	145.9	77.7	4,670.5	3,545.7	264.9	100.3	65.8	3,976.7
APME	1,886.6	408.1	143.2	43.2	2,481.1	1,876.3	340.7	121.6	38.1	2,376.7
	18,206.1	1,597.5	623.1	335.4	20,762.1	15,792.2	1,440.0	434.7	334.1	18,001.0
Intercompany Eliminations					(37.7)					—
Total					$20,724.4					$18,001.0

	Year Ended December 31,
	2021			2020
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$2,663.9	$79.4	$2,743.3	$2,281.7	$45.5	$2,327.2
Other Americas	1,498.6	21.8	1,520.4	1,453.6	11.6	1,465.2
	4,162.5	101.2	4,263.7	3,735.3	57.1	3,792.4
Southern Europe:
France	5,122.4	48.9	5,171.3	4,301.8	36.3	4,338.1
Italy	1,752.8	42.6	1,795.4	1,345.4	25.3	1,370.7
Other Southern Europe	2,337.1	43.0	2,380.1	2,113.0	33.4	2,146.4
	9,212.3	134.5	9,346.8	7,760.2	95.0	7,855.2
Northern Europe	4,545.0	125.5	4,670.5	3,889.2	87.5	3,976.7
APME	2,401.1	80.0	2,481.1	2,310.0	66.7	2,376.7
	20,320.9	441.2	20,762.1	17,694.7	306.3	18,001.0
Intercompany Eliminations			(37.7)			—
Total			$20,724.4			$18,001.0

(3) Share-Based Compensation Plans

During 2021, 2020 and 2019, we recognized $36.8, $24.2 and $26.3, respectively, in share-based compensation expense related to stock options, deferred stock, restricted stock and performance share units, all of which is recorded in selling and administrative expenses. Consideration received from share-based awards for 2021, 2020 and 2019 was $5.1, $7.4 and $7.0, respectively. The income tax benefit recognized during 2021, 2020 and 2019 was $1.6, $1.7 and $1.8, respectively, for the United States share-based compensation and $1.6, $1.3 and $1.3, respectively, for non-United States share-based compensation. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

Stock Options

All share-based compensation is granted under the 2011 Equity Incentive Plan of ManpowerGroup Inc. (“2011 Plan”). Options and stock appreciation rights are granted at a price not less than 100% of the fair market value of the common stock at the date of grant. Generally, options are granted with a ratable vesting period of up to four years and expire ten years from date of grant. No stock appreciation rights had been granted or were outstanding as of December 31, 2021 or 2020. A summary of stock option activity is as follows:

	Shares (000)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2019	672	$85
Granted	174	84
Exercised	(79)	65		$2
Expired or cancelled	(44)	91
Outstanding, December 31, 2019	723	$87	6.1	$10
Exercisable, December 31, 2019	426	$82	4.5	$8
Outstanding, January 1, 2020	723	$87
Granted	156	93
Exercised	(90)	59		$3
Expired or cancelled	(1)	54
Outstanding, December 31, 2020	788	$91	6.2	$4
Exercisable, December 31, 2020	455	$90	4.5	$3
Outstanding, January 1, 2021	788	$91
Granted	130	92
Exercised	(38)	93		$—
Expired or cancelled	(28)	123
Outstanding, December 31, 2021	852	$90	6.1	$8
Exercisable, December 31, 2021	510	$89	4.8	$6

Options outstanding and exercisable as of December 31, 2021 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares (000)	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price
$75-$80	200	3.3	$76	200	$76
$81-$89	179	6.4	84	103	84
$90-$95	286	8.6	93	39	93
$96-$123	187	5.1	109	168	107
	852	6.1	$90	510	$89

We recognized expense of $2.9, $3.3 and $4.0 related to stock options for the years ended December 31, 2021, 2020 and 2019, respectively. The total fair value of options vested during the same periods was $2.6, $2.3 and $2.3, respectively. As of December 31, 2021, total unrecognized compensation cost was $1.5, net of estimated forfeitures, which we expect to recognize over a weighted-average period of approximately 2.0 years.

We estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Year Ended December 31	2021	2020	2019
Average risk-free interest rate	0.7%	1.5%	2.5%
Expected dividend yield	2.7%	2.5%	2.9%
Expected volatility	35.0%	27.0%	27.0%
Expected term (years)	6.0	6.0	6.0

The average risk-free interest rate is based on United States Treasury security rates corresponding to the expected term in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (weighted 75%) of our stock price over the past five years and implied volatility (weighted 25%) based upon exchange traded options for our common stock. We believe that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than considering purely historical volatility. We determined the expected term of the stock options using historical data. The weighted-average grant-date fair value per option granted during the year was $22.83, $18.95 and $17.78 in 2021, 2020 and 2019, respectively.

Deferred Stock

Our non-employee directors may elect to receive deferred stock in lieu of part or all of their annual cash retainer otherwise payable to them. The number of shares of deferred stock is determined pursuant to a formula set forth in the terms and conditions adopted under the 2011 Plan; the deferred stock is settled in shares of common stock according to these terms and conditions. During December 31, 2021, 2020 and 2019, there were 1,086, 1,432 and 1,275, respectively, shares of deferred stock awarded under this arrangement, all of which are vested.

Non-employee directors also receive an annual grant of deferred stock (or restricted stock, if they so elect) as additional compensation for board service. The award vests in equal quarterly installments over one year and the vested portion of the deferred stock is settled in shares of common stock either upon a director’s termination of service or three years after the date of grant (which may in most cases be extended at the directors’ election) in accordance with the terms and conditions under the 2011 Plan. During 2021, 2020 and 2019, there were 15,528, 11,004 and 18,172, respectively, shares of deferred stock awarded under this arrangement, all of which are vested. We recognized expense of $1.7, $1.3 and $1.4 related to deferred stock in 2021, 2020 and 2019, respectively.

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

A summary of restricted stock activity is as follows:

	Shares (000)	Wtd. Avg. Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unvested, January 1, 2019	396	$92	1.3
Granted	236	84
Vested	(150)	76
Forfeited	(36)	93
Unvested, December 31, 2019	446	$97	1.5
Granted	200	$92
Vested	(145)	95
Forfeited	(17)	93
Unvested, December 31, 2020	484	$94	1.4
Granted	208	$87
Vested	(124)	106
Forfeited	(23)	84
Unvested, December 31, 2021	545	$85	1.3	$53

During 2021, 2020 and 2019, there were 7,764, 7,208 and 7,407, respectively, shares of restricted stock granted to our non-employee directors, all of which are vested except for 1,258 shares granted in 2021 that were cancelled. During 2021, 2020 and 2019, we recognized $15.6, $15.7 and $15.5, respectively, of expense related to restricted stock awards. As of December 31, 2021, there was $13.1 of total unrecognized compensation cost related to unvested restricted stock, which we expect to recognize over a weighted-average period of approximately 2.0 years.

Performance Share Units

Our 2011 Plan allows us to grant performance share units. We grant performance share units with a performance period ranging from one to three years. Vesting of units occurs at the end of the performance period or after a subsequent holding period, except in the case of termination of employment where the units are forfeited immediately. Upon retirement, a prorated number of units vest depending on the period worked from the grant date to retirement date or in certain cases all of the units vest. In the case of death or disability, the units immediately vest at the Target Award level if the death or disability date is during the performance period, or at the level determined by the performance criteria met during the performance period if the death or disability occurs during the subsequent holding period. The units are settled in shares of our common stock. A payout multiple may be applied to the units awarded based on the performance criteria determined by the People, Culture and Compensation Committee (formerly the Executive Compensation and Human Resources Committee) of the Board of Directors at the time of grant.

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

A summary of the performance share units detail by grant year is as follows:

	2018	2019	2020	2021	2021
Grant Date(s)	February 15, 2018	February 15, 2019	February 14, 2020	February 12, 2021	February 12, 2021
Performance Period (years)	2018-2020	2019-2021	2020-2022	2021-2022	2021
Vesting Date(1)	February 2021	February 2022	February 2023	February 2023	February 2024
Payout Levels (in units):
Threshold Award	42,361	61,381	59,698	39,882	61,076
Target Award	84,726	122,761	119,395	79,763	122,152
Outstanding Award	169,452	245,522	238,790	159,526	244,304
Shares Issued in 2021	42,365	—	—	—	—
Payout Achieved Over Performance Period	—	81,700	—	—	—

(1) Awards are scheduled to vest after the People, Culture and Compensation Committee of the Board of Directors determines the achievement of the performance criteria.

We recognize and adjust compensation expense based on the likelihood of the performance criteria specified in the award being achieved. The compensation expense is recognized over the performance and holding periods and is recorded in selling and administrative expenses. We have recognized total compensation expense of $16.3, $3.7 and $5.2 in 2021, 2020 and 2019, respectively, related to the performance share units. The higher expense in 2021 resulted from a combination of higher estimated payout levels and an additional special grant issued in 2021.

(4) Acquisitions and Dispositions

ettain group Acquisition

On October 1, 2021, we acquired ettain group, one of the largest privately held IT resourcing and services providers in North America. Effective that date, ettain group became part of our Experis business in the Americas segment. The acquisition is intended to accelerate our strategy of diversifying our business mix into higher growth and higher value services. The aggregate cash consideration paid was $930.9. Of the total consideration paid, $925.0 was for the acquired interests and the remaining $5.9 was for excess working capital and cash. The transaction was funded through cash on hand and a $150.0 draw on our revolving credit facility on October 1, 2021. We expect to finalize the net working capital adjustments in 2022.

The acquisition of ettain group was accounted for as a business combination, and the assets and liabilities of ettain group were included in the Consolidated Balance Sheets as of the acquisition date and the results of its operations have been included in the Consolidated Statements of Operations subsequent to the acquisition date.

The following table summarizes the preliminary fair value of the assets and liabilities as of the acquisition date of October 1, 2021:

Cash and cash equivalents	$14.6
Accounts receivable	132.2
Prepaid expenses and other assets	6.3
Operating lease right-of-use asset	8.7
Goodwill	519.6
Intangible assets subject to amortization, customer relationship	360.0
Accounts payable	(40.5)
Employee compensation payable	(15.0)
Accrued liabilities	(7.9)
Accrued payroll taxes and insurance	(11.2)
Value added taxes payable	(12.2)
Long-term operating lease liability	(5.9)
Other long-term liabilities	(17.8)
Total assets and liabilities	$930.9

The customer relationship intangible asset will be amortized over a 15 year useful life. The customer relationship intangible asset and goodwill from the acquisition are partially deductible for income tax purposes. As of December 31, 2021, the carrying value of intangible assets and goodwill was $354.0 and $519.6, respectively. The goodwill is included within the United States reporting unit and is attributable to the workforce of the acquired business and expected synergies to occur post-acquisition as a result of diversifying the business into higher growth and higher value services.

ettain group contributed revenues from services of $182.7 since the acquisition. Our consolidated unaudited proforma historical revenues from services and net earnings, as if ettain group had been acquired at the beginning of 2020, are estimated as follows:

	Year Ended December 31,
	2021	2020
Revenues from services	$21,269.1	$18,731.0
Net earnings	425.4	40.1

The proforma amounts have been calculated after applying our accounting policies and adjusting the results of ettain group to reflect the additional amortization that would have been charged assuming fair value adjustment to intangible assets had been applied from January 1, 2020, with the consequential tax effects.

In 2021, we incurred $18.8 of acquisition and integration costs. These expenses are included in selling and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2021 and are reflected in proforma earnings for the year ended December 31, 2020 in the table above.

We expect to finalize our accounting for the ettain group acquisition during the first half of 2022, upon finalization of the accounting for income tax related items and working capital adjustments.

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

Other Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding ettain group, Manpower Switzerland and Experis AG, net of cash acquired, for the years ended December 31, 2021, 2020 and 2019 was $8.1, $2.6 and $47.7, respectively. The 2021, 2020 and 2019 balances include consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $6.3, $1.9 and $13.0, respectively, had been recognized as a liability at the acquisition date.

As of December 31, 2021, goodwill and intangible assets resulting from the 2021 acquisitions, excluding ettain group, were $3.1 and $0.6. No goodwill and intangible assets resulted from acquisitions in 2020. As of December 31, 2019, goodwill and intangible assets resulting from the 2019 acquisitions, excluding Manpower Switzerland, were $14.2 and $9.0, respectively.

ManpowerGroup Greater China Limited Disposition

On July 10, 2019, our joint venture in Greater China, ManpowerGroup Greater China Limited, became listed on the Main Board of the Stock Exchange of Hong Kong Limited through an initial public offering. Prior to the initial public offering, we owned a 51% controlling interest in the joint venture and consolidated the financial position and results of its operations into our Consolidated Financial Statements as part of our APME segment. As a result of the offering, in which ManpowerGroup Greater China Limited issued new shares representing 25% of the equity of the company, our ownership interest was diluted to 38.25%, and then further diluted to 36.87% as the underwriters exercised their overallotment option in full on August 7, 2019. As a result, we deconsolidated the joint venture as of the listing date and account for our remaining interest under the equity method of accounting and record our share of equity income or loss in interest and other expenses (income), net in the Consolidated Statements of Operations. In connection with the deconsolidation of the joint venture, we recognized a one-time non-cash gain of $30.4, which was included in selling and administrative expenses in the Consolidated Statements of Operations in the year ended December 31, 2019. Included in the $30.4 was foreign currency translation adjustment losses of $6.2 related to the joint venture from accumulated other comprehensive loss.

Other Dispositions

Occasionally, we dispose of parts of our operations in order to optimize our global strategic and geographic footprint and synergies.

In November 2021, we disposed of our Tunisia business in our Southern Europe segment and recognized a one-time loss on disposition of $1.2, which was included in selling and administrative expenses in the Consolidated Statements of Operations in the year ended December 31, 2021.

On September 30, 2020, we disposed of four businesses (Serbia, Croatia, Slovenia, Bulgaria) in our Southern Europe segment for $5.8 subject to normal post close working capital adjustments, and simultaneously entered into franchise agreements with the new ownership of these businesses. In connection with the disposition, we recognized a one-time loss on disposition of $5.8, which was included in selling and administrative expenses in the Consolidated Statements of Operations in the year ended December 31, 2020.

(5) Income Taxes

The provision for income taxes was as follows:

Year Ended December 31	2021	2020	2019
Current
United States
Federal	$20.2	$5.2	$16.7
State	3.3	4.5	2.5
Non-United States	163.5	124.6	243.6
Total current	187.0	134.3	262.8
Deferred
United States
Federal	5.8	(11.0)	(22.1)
State	2.4	(4.9)	1.1
Non-United States	(9.5)	5.5	(22.0)
Total deferred	(1.3)	(10.4)	(43.0)
Total provision	$185.7	$123.9	$219.8

A tax reconciliation between taxes computed at the United States federal statutory rate of 21% and the consolidated effective tax rate is as follows:

Year Ended December 31	2021	2020	2019
Income tax based on statutory rate	$119.3	$31.0	$143.9
Increase (decrease) resulting from:
Non-United States tax rate difference:
French business tax(1)	26.7	43.7	54.9
Other(2)	22.2	9.7	37.3
Repatriation of non-United States earnings	5.7	(2.0)	(17.8)
State income taxes, net of federal benefit	5.0	(1.3)	3.1
Change in valuation allowance(3)	22.0	48.5	20.0
Work Opportunity Tax Credit(4)	(10.9)	(4.9)	(10.4)
Foreign-Derived Intangible Income deduction	(10.7)	(8.8)	(11.9)
Goodwill impairment(5)	—	13.4	11.9
Gain related to Manpower Switzerland and Greater China transactions(6)	—	—	(22.8)
Other, net	6.4	(5.4)	11.6
Tax provision	$185.7	$123.9	$219.8

(1)
The French business tax is allowed as a deduction for French income tax purposes. The gross amount of the French business tax was $33.7, $55.3 and $69.5 for 2021, 2020 and 2019, respectively. The amounts in the table above of $26.7, $43.7 and $54.9 for 2021, 2020 and 2019, respectively, represent the French business tax expense net of the French tax benefit using the United States federal rate of 21%. In December 2020, the French Parliament approved the Finance Bill for 2021 which lowered the business tax rate from 1.5% to 0.75%. The benefit of this tax rate reduction is reflected in our 2021 Consolidated Financial Statements.
(2)
Included in Other Non-United States tax rate differences is the impact of all Non-United States pre-tax earnings and permanent tax differences at the local statutory tax rate versus the United States federal rate of 21%. This includes benefits of $2.5, $6.1 and $9.3 for 2021, 2020 and 2019, respectively, related to the difference between the United States federal rate and the French tax rate applied to the respective gross amounts of the French business tax deduction previously mentioned.
(3)
In 2020, we determined that it was more likely than not that certain deferred tax assets in Germany and the Netherlands would not be realized and recorded income tax expense of $36.9 and $8.1, respectively, to establish valuation allowances. Additional losses incurred in 2021 in Germany resulted in an increase in valuation allowance of $20.1.
(4)
The Work Opportunity Tax Credit is currently authorized until December 31, 2025.
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

Deferred income taxes are recorded based on temporary differences at the tax rate expected to be in effect when the temporary differences reverse. Temporary differences, which give rise to the deferred taxes, are as follows:

December 31	2021	2020
Future Income Tax Benefits (Expense)
Accrued payroll taxes and insurance	$22.5	$32.2
Employee compensation payable	38.9	26.2
Pension and postretirement benefits	77.9	79.1
Intangible assets	(135.7)	(113.6)
Repatriation of non-United States earnings	(16.1)	(10.0)
Loans denominated in foreign currencies	—	13.5
Operating lease ROU assets	(96.3)	(106.2)
Operating lease liabilities	99.5	112.0
Net operating losses	129.4	136.2
Other	163.9	127.9
Valuation allowance	(167.1)	(149.4)
Total future tax benefits	$116.9	$147.9
Deferred tax asset	$135.0	$165.7
Deferred tax liability	(18.1)	(17.8)
Total future tax benefits	$116.9	$147.9

Pre-tax earnings of non-United States operations were $433.6, $86.3 and $416.6 in 2021, 2020 and 2019, respectively. We have not provided deferred taxes on $343.8 of unremitted earnings of non-United States subsidiaries that are considered permanently invested. We have not estimated the deferred tax liability on these earnings as such estimation is not practicable to determine or immaterial to the financial statements. As of December 31, 2021, deferred taxes for non-United States withholding and other taxes were provided on $1,473.3 of unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2021 and 2020, we have recorded a deferred tax liability of $16.1 and $10.0, respectively, related to these non-United States earnings that may be remitted.

We had United States federal and non-United States net operating loss carryforwards and United States state net operating loss carryforwards totaling $644.7 and $161.9, respectively, as of December 31, 2021. The net operating loss carryforwards expire as follows:

	United States Federal and Non-United States	United States State
2022	$2.7	$5.4
2023	2.7	8.5
2024	5.3	38.6
2025	5.5	5.3
2026	1.0	9.9
Thereafter	7.5	70.6
No expirations	620.0	23.6
Total net operating loss carryforwards	$644.7	$161.9

We have recorded a deferred tax asset of $129.4 as of December 31, 2021, for the benefit of these net operating losses. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. A related valuation allowance of $115.1 was recorded as of December 31, 2021, as management believes that realization of certain net operating loss carryforwards is unlikely.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $71.8, $64.5 and $69.5 in 2021, 2020 and 2019, respectively. If recognized, the entire amount would favorably affect the effective tax rate except for $6.0. We do not expect our unrecognized tax benefits to change significantly over the next year.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. We accrued net interest and penalties of $0.9, $0.0 and $1.6 in 2021, 2020 and 2019, respectively.

The following table summarizes the activity related to our unrecognized tax benefits during 2021, 2020 and 2019:

	2021	2020	2019
Gross unrecognized tax benefits, beginning of year	$60.9	$65.9	$32.2
Increases in prior year tax positions	4.6	1.4	35.7
Decreases in prior year tax positions	(0.4)	(4.1)	(2.6)
Increases for current year tax positions	9.0	3.2	4.7
Expiration of statute of limitations and audit settlements	(6.8)	(5.5)	(4.1)
Gross unrecognized tax benefits, end of year	$67.3	$60.9	$65.9
Potential interest and penalties	4.5	3.6	3.6
Balance, end of year	$71.8	$64.5	$69.5

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2014 through 2021 for our major operations in France, Italy, the United Kingdom and the United States. As of December 31, 2021, we were subject to tax audits in Austria, France, Germany, Israel, Japan, Portugal, Spain and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(6) Net Earnings Per Share

The calculation of net earnings per share - basic and net earnings per share - diluted were as follows:

Year Ended December 31	2021	2020	2019
Net earnings available to common shareholders:	$382.4	$23.8	$465.7
Weighted-average common shares outstanding (in millions):
Weighted-average common shares outstanding - basic	54.5	58.0	59.9
Effect of dilutive securities - stock options	0.2	—	—
Effect of other share-based awards	0.7	0.3	0.4
Weighted-average common shares outstanding - diluted	55.4	58.3	60.3
Net earnings per share - basic	$7.01	$0.41	$7.78
Net earnings per share - diluted	$6.91	$0.41	$7.72

There were 0.1 million, 0.6 million and 0.4 million share-based awards excluded from the calculation of net earnings per share - diluted for the years ended December 31, 2021, 2020 and 2019, respectively, because their impact was anti-dilutive.

(7) Goodwill

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate(3)	Total(4)
Balance, January 1, 2020	$535.6	$144.8	$374.6	$79.1	$126.0	$1,260.1
Impairment charge(5)	—	—	(66.8)	—	—	(66.8)
Currency impact and other	1.0	10.1	18.8	2.6	—	32.5
Balance, December 31, 2020	536.6	154.9	326.6	81.7	126.0	1,225.8
Acquisitions	522.7	—	—	—	—	522.7
Currency impact and other	(0.4)	(8.2)	(12.9)	(4.8)	—	(26.3)
Balance, December 31, 2021	$1,058.9	$146.7	$313.7	$76.9	$126.0	$1,722.2

(1)
Balances related to United States were $490.3, $490.2 and $1,013.0 as of January 1, 2020, December 31, 2020 and December 31, 2021, respectively. The increase in 2021 is related to the ettain acquisition.
(2)
Balances related to France were $67.3, $73.3 and $68.2 as of January 1, 2020, December 31, 2020 and December 31, 2021, respectively. Balances related to Italy were $4.6, $4.2 and $3.9 as of January 1, 2020, December 31, 2020 and December 31, 2021, respectively.
(3)
The majority of the Corporate balance as of December 31, 2020 and 2021 relates to goodwill attributable to our acquisitions of Right Management ($62.1) and Jefferson Wells ($55.5). Jefferson Wells is part of the United States reporting unit. Right Management is allocated to the reporting units of the countries in which Right Management operates. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.
(4)
Balances were net of accumulated impairment loss of $577.4 ($60.2 related to Northern Europe, $3.8 related to APME, $235.2 related to Right Management and $278.2 related to Corporate) as of January 1, 2020, $644.2 ($127.0 related to Northern Europe, $3.8 related to APME, $235.2 related to Right Management and $278.2 related to Corporate) as of both December 31, 2020 and December 31, 2021.
(5)
The 2020 impairment charge of $66.8 relates to our Germany reporting unit, which was recorded during the second quarter of 2020. See Note 1 to the Consolidated Financial Statements for further information.

Goodwill balances by reporting unit were as follows:

December 31	2021	2020
United States	$1,091.7	$545.7
Netherlands	112.2	119.3
United Kingdom	110.7	100.2
France	74.3	73.3
Sweden	41.4	43.6
Other reporting units(1)	291.9	343.7
Total goodwill	$1,722.2	$1,225.8

(1) As of July 1, 2021, balances pertaining to Right Management were allocated to corresponding reporting units.

(8) Debt

Information concerning short-term borrowings is as follows:

December 31	2021	2020
Short-term borrowings	$16.8	$20.4
Weighted-average interest rates	7.6%	7.9%

We maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2021, such uncommitted credit lines totaled $338.6, of which $314.9 was unused. Under our revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Due to these limitations, additional borrowings of $276.3 could have been made under these lines as of December 31, 2021.

A summary of long-term debt is as follows:

December 31	2021	2020
Euro-denominated notes:
€500.0 due June 2026	$565.2	$606.7
€400.0 due September 2022	454.4	487.8
Revolving Credit Agreement	75.0	—
Other	6.9	9.0
	1,101.5	1,103.5
Less current maturities	535.8	—
Long-term debt	$565.7	$1,103.5

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

Our €400.0 aggregate principal amount 1.875% notes (the "€400.0 notes") are due September 2022. When the notes mature, we plan to repay the amounts with available cash, borrowings under our $600.0 revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets upon replacement of either the €500.0 notes or the €400.0 notes.

Both the €500.0 notes and €400.0 notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2021. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See Note 12 to the Consolidated Financial Statements for further information.)

Revolving Credit Agreement

We have a Five Year Credit Agreement with a syndicate of commercial banks with a termination date of June 18, 2023. The Credit Agreement allows for borrowing of $600.0 in various currencies, and up to $150.0 may be used for the issuance of stand-by letters of credit. We had $75.0 in borrowings under this facility as of December 31, 2021 and no borrowings as of December 31, 2020. Outstanding letters of credit issued under the Credit Agreement totaled $0.5 as of both December 31, 2021 and 2020. Additional borrowings of $524.5 and $599.5 were available to us under the facility as of December 31, 2021 and 2020, respectively.

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

Debt Maturities

The maturities of long-term debt payable within each of the four years subsequent to December 31, 2022 are as follows: 2023 - $0.0, 2024 - $0.0, 2025 - $0.0, 2026 - $565.2.

(9) Retirement and Deferred Compensation Plans

For all of our United States defined benefit and retiree health care plans, we adopted the Society of Actuaries’ Pri-2012 Mortality Table with MP-2021 Mortality Improvement Scale in determining the plans’ benefit obligations as of December 31, 2021.

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

In our Switzerland pension plan, we recognized a partial settlement as a result of local regulations and turnover common to our industry and reclassified pension losses of $1.0 and $2.7 in 2021 and 2020, respectively, net of tax, recorded in accumulated other comprehensive loss to the Consolidated Statements of Comprehensive Income (Loss).

The reconciliation of the changes in the plans’ benefit obligations, the fair value of plan assets and the funded status of the plans are as follows. The actuarial (gain) loss related to the non-United States plans' benefit obligation as of December 31, 2021, was primarily related to changes in discount rates. The settlements and transfers of the non-United States plans in 2021 represent transfers in and out of temporary associates within our Switzerland plan.

	United States Plans		Non-United States Plans
Year Ended December 31	2021	2020	2021	2020
Change in Benefit Obligation
Benefit obligation, beginning of year	$28.5	$52.8	$965.6	$794.8
Service cost	—	—	22.0	21.0
Interest cost	0.4	0.8	5.7	8.6
Settlements	—	(22.3)	(61.7)	(42.2)
Transfers	—	—	52.8	27.0
Actuarial (gain) loss	(0.6)	(0.4)	(47.3)	90.9
Plan participant contributions	—	—	14.1	11.6
Benefits paid	(2.3)	(2.4)	(12.8)	(13.2)
Currency exchange rate changes	—	—	(40.5)	67.1
Benefit obligation, end of year	$26.0	$28.5	$897.9	$965.6

	United States Plans		Non-United States Plans
Year Ended December 31	2021	2020	2021	2020
Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$38.8	$753.6	$655.4
Actual return on plan assets	—	0.1	24.3	49.7
Settlements	—	(22.3)	(61.7)	(42.2)
Transfers	—	—	52.8	26.2
Plan participant contributions	—	—	14.1	11.6
Company contributions	2.3	(14.2)	18.7	16.1
Benefits paid	(2.3)	(2.4)	(12.8)	(13.2)
Currency exchange rate changes	—	—	(26.5)	50.0
Fair value of plan assets, end of year	$—	$—	$762.5	$753.6
Funded Status at End of Year
Funded status, end of year	$(26.0)	$(28.5)	$(135.4)	$(211.9)
Amounts Recognized
Noncurrent assets	$—	$—	$51.2	$32.1
Current liabilities	(2.3)	(2.4)	(0.8)	(1.2)
Noncurrent liabilities	(23.7)	(26.1)	(185.8)	(242.8)
Net amount recognized	$(26.0)	$(28.5)	$(135.4)	$(211.9)

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of:

	United States Plans		Non-United States Plans
Year Ended December 31	2021	2020	2021	2020
Net loss	$7.8	$8.6	$41.8	$95.2
Prior service cost	—	—	7.1	7.6
Total	$7.8	$8.6	$48.9	$102.8

The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $891.7 and $957.0 as of December 31, 2021 and 2020, respectively. The ABO for plans that have plan assets was $787.5 and $841.6 as of December 31, 2021 and 2020, respectively. The accumulated benefit obligation for some of our plans exceeded the fair value of plan assets as follows:

December 31	2021	2020
Accumulated benefit obligation	$181.8	$491.5
Plan assets	99.4	368.8

In 2021, one of our larger plans became additionally funded and its plan assets exceeded its accumulated benefit obligation as of December 31, 2021. As a result, this plan was included in the amounts disclosed above for 2020 but not for 2021.

The projected benefit obligation (PBO) for all qualified defined benefit pension plans was $923.9 and $994.1 as of December 31, 2021 and 2020, respectively. The PBO for some of our plans exceeded the fair value of plan assets as follows:

December 31	2021	2020
Projected benefit obligation	$188.3	$503.2
Plan assets	99.4	368.8

By their nature, certain of our plans do not have plan assets. The accumulated benefit obligation for these plans was $104.2 and $115.4 as of December 31, 2021 and 2020, respectively.

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for all plans were as follows:

Year Ended December 31	2021	2020	2019
Net Periodic Benefit Cost
Service cost	$22.0	$21.0	$15.1
Interest cost	6.1	9.4	12.7
Expected return on assets	(12.2)	(13.5)	(12.9)
Settlements	1.0	13.8	0.4
Net loss	4.6	2.7	1.2
Prior service cost	0.7	0.7	0.7
Net periodic benefit cost	22.2	34.1	17.2
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income/Loss
Net (gain) loss	(60.0)	44.1	45.5
Prior service cost	—	0.4	1.0
Amortization of net loss	(5.6)	(6.3)	(1.6)
Amortization of prior service cost	(0.7)	(0.7)	(0.7)
Total recognized in other comprehensive income/loss	(66.3)	37.5	44.2
Total recognized in net periodic benefit cost and other comprehensive income/loss	$(44.1)	$71.6	$61.4

The weighted-average assumptions used in the measurement of the benefit obligation were as follows:

	United States Plans		Non-United States Plans
Year Ended December 31	2021	2020	2021	2020
Discount rate	2.6%	2.1%	1.0%	0.6%
Rate of compensation increase	1.3%	—%	1.7%	1.7%

The weighted-average assumptions used in the measurement of the net periodic benefit cost were as follows:

	United States Plans			Non-United States Plans
Year Ended December 31	2021	2020	2019	2021	2020	2019
Discount rate	2.1%	2.5%	4.2%	0.6%	1.1%	1.8%
Expected long-term return on plan assets	N/A	N/A	4.3%	1.8%	2.2%	2.7%
Rate of compensation increase	—%	—%	3.0%	1.7%	1.7%	1.7%
Interest crediting rates for cash balance plans	N/A	N/A	N/A	1.9%	2.0%	2.0%

We determine our assumption for the discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the end of each fiscal year.

Our overall expected long-term rate of return used in the measurement of the 2021 net periodic benefit cost on non-United States plans varied by country and ranged from (0.1)% to 3.0%. For a majority of our plans, a building block approach has been employed to establish this return. Historical markets are studied and long-term historical relationships between equity securities and fixed income instruments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over time. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. We also use guaranteed insurance contracts for four of our foreign plans. Peer data and historical returns are reviewed to check for reasonableness and appropriateness of our expected rate of return. None of our United States plans had plan assets as of December 31, 2020 and 2021 due to the settlement of the Qualified Retirement Plan liability during the first quarter of 2020.

Projected salary levels utilized in the determination of the projected benefit obligation for the pension plans are based upon historical experience and the future expectations for each respective country.

Our plans’ investment policies are to optimize the long-term return on plan assets at an acceptable level of risk and to maintain careful control of the risk level within each asset class. Our long-term objective is to minimize plan expenses and contributions by outperforming plan liabilities. We have historically used a balanced portfolio strategy based primarily on a target allocation of equity securities and fixed-income instruments, which vary by location. These target allocations, which are similar to the 2021 allocations, are determined based on the favorable risk tolerance characteristics of the plan and, at times, may be adjusted within a specified range to advance our overall objective.

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

The fair value of our pension plan assets by asset category was as follows:

	Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$18.8	$18.8	$—	$—
Equity securities:
Mutual funds	141.5	141.5	—	—
Common stock	37.7	37.7	—	—
Fixed income instruments:
Fixed income funds	175.0	—	175.0	—
Annuity contract	51.7	—	—	51.7
Bonds	44.9	—	44.9	—
Guaranteed insurance contracts	21.3	—	21.3	—
Other types of investments:
Insurance contracts	129.6	—	—	129.6
Real estate funds	102.1	—	100.8	1.3
Hedge funds	29.2	—	12.6	16.6
Other	10.7	—	3.4	7.3
	$762.5	$198.0	$358.0	$206.5

	Fair Value Measurements Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$16.1	$16.1	$—	$—
Equity securities:
Mutual funds	116.1	116.1	—	—
Common stock	25.4	25.4	—	—
Fixed income instruments:
Fixed income funds	185.6	—	185.6	—
Annuity contract	56.2	—	—	56.2
Bonds	41.4	—	41.4	—
Guaranteed insurance contracts	21.0	—	21.0	—
Other types of investments:
Insurance contracts	157.8	—	—	157.8
Real estate funds	92.1	—	90.8	1.3
Hedge funds	32.0	—	11.4	20.6
Other	9.9	—	3.2	6.7
	$753.6	$157.6	$353.4	$242.6

The following table summarizes the changes in fair value of the pension assets that are measured using Level 3 inputs. We determined that transfers between fair-value-measurement levels occurred on the date of the event that caused the transfer.

Year Ended December 31	2021	2020
Balance, beginning of year	$242.6	$214.8
Actual return on plan assets	(21.6)	16.4
Purchases, sales and settlements, net	(3.1)	(6.3)
Currency exchange rate changes	(11.4)	17.7
Balance, end of year	$206.5	$242.6

Retiree Health Care Plan

We provide medical and dental benefits to certain eligible retired employees in the United States. Due to the nature of the plan, there are no plan assets. The reconciliation of the changes in the plan’s benefit obligation and the statement of the funded status of the plan were as follows:

Year Ended December 31	2021	2020
Change in Benefit Obligation
Benefit obligation, beginning of year	$14.6	$14.1
Interest cost	0.2	0.4
Actuarial loss	0.1	1.0
Benefits paid	(0.8)	(0.9)
Benefit obligation, end of year	$14.1	$14.6
Funded Status at End of Year
Funded status, end of year	$(14.1)	$(14.6)
Amounts Recognized
Current liabilities	$(1.2)	$(1.1)
Noncurrent liabilities	(12.9)	(13.5)
Net amount recognized	$(14.1)	$(14.6)

The amount recognized in accumulated other comprehensive loss, net of tax, consists of a net loss of $2.2 and $2.3 as of December 31, 2021 and 2020, respectively, and a prior service credit of $2.3 and $2.9 as of December 31, 2021 and 2020, respectively.

The discount rate used in the measurement of the benefit obligation was 2.6% and 2.2% in 2021 and 2020, respectively. The discount rate used in the measurement of net periodic benefit cost was 2.2%, 3.0% and 4.2% in 2021, 2020, and 2019, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive loss for this plan were as follows:

Year Ended December 31	2021	2020	2019
Net Periodic Benefit Credit
Interest cost	$0.2	$0.4	$0.5
Net loss	0.2	0.1	—
Prior service credit	(0.8)	(0.8)	(0.8)
Net periodic benefit credit	$(0.4)	$(0.3)	$(0.3)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income/Loss
Net loss	$0.2	$1.1	$0.8
Amortization of net loss	(0.2)	(0.1)	—
Amortization of prior service credit	0.8	0.8	0.8
Total recognized in other comprehensive income/loss	0.8	1.8	1.6
Total recognized in net periodic benefit cost and other comprehensive income/loss	$0.4	$1.5	$1.3

The estimated net loss and prior service credit for the retiree health care plan that will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during 2022 are $0.2 and $0.8, respectively.

The health care cost trend rate is assumed to be 6.4% for 2022, decreasing gradually to an ultimate rate of 4.5% in 2030. Assumed health care cost trend rates are not expected to have a material effect on the amounts reported.

Future Contributions and Payments

During 2022, we plan to contribute approximately $15.0 to our pension plans and to fund our retiree health care payments as incurred. Projected benefit payments from the plans as of December 31, 2021 were estimated as follows:

Year	Pension Plans	Retiree Health Care Plan
2022	$71.8	$1.1
2023	45.0	1.1
2024	34.2	1.1
2025	29.1	1.0
2026	29.5	1.1
2027–2030	158.1	4.7
Total projected benefit payments	$367.7	$10.1

Defined Contribution Plans and Deferred Compensation Plans

We have defined contribution plans covering substantially all permanent United States employees and various other employees throughout the world. With our company-sponsored plans, employees may elect to contribute a portion of their salary to the plans and we match a portion of their contributions up to a maximum percentage of the employee’s salary. In addition, profit sharing contributions are made if a targeted earnings level is reached at management’s discretion. The total expense for our match and any profit sharing contributions was $17.3, $16.6 and $16.9 for the years ended December 31, 2021, 2020 and 2019, respectively. In certain countries with statutory defined contribution plans, we pay a percentage of the employees' salary in pension premiums. The total expense for the statutory defined contribution plans was $32.2, $27.5 and $32.1 for the years ended December 31, 2021, 2020 and 2019, respectively.

We also have deferred compensation plans in the United States. One of the plans had an asset and liability of $136.9 and $118.4 as of December 31, 2021 and 2020, respectively, with the remaining plans holding immaterial amounts of assets and liabilities.

(10) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

December 31	2021	2020
Foreign currency translation	$(180.8)	$(72.1)
Translation loss on derivative instruments, net of income tax benefit of $(16.4) and $(34.9), respectively	(18.4)	(81.2)
Translation loss on long-term intercompany loans	(133.6)	(133.3)
Defined benefit pension plans, net of income benefit of $(22.8) and $(38.2), respectively	(56.7)	(111.4)
Retiree health care plan, net of income taxes of $1.6 and $1.8, respectively	0.1	0.7
Accumulated other comprehensive loss	$(389.4)	$(397.3)

(11) Interest and Other Expenses (Income), Net

Interest and other expenses (income), net consisted of the following:

Year Ended December 31	2021	2020	2019
Interest expense	$38.8	$43.3	$44.4
Interest income	(12.0)	(13.1)	(6.0)
Foreign exchange loss	5.2	4.9	6.7
Miscellaneous (income) expenses, net (1)	(14.7)	4.8	(85.7)
Interest and other expenses (income), net	$17.3	$39.9	$(40.6)

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

The €400.0 ($454.4) notes due September 2022 and the €500.0 ($565.2) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of December 31, 2021.

In September 2019, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on OCI for the year ended December 31, 2021, and 2020 was as follows:

	(Loss) Gain Recognized in Other Comprehensive Income
	Year Ended December 31,
Instrument	2021	2020
Euro Notes	$76.1	$(90.3)
Cross-currency swaps	6.7	(23.0)

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on OCI, AOCL and earnings for the year ended December 31, 2021, and 2020:

				(Loss) Gain Reclassified
	Gain Recognized in OCI			from AOCL into Income
	Year Ended December 31,		Location of Gain Reclassified	Year Ended December 31,
Instrument	2021	2020	from AOCL into Income	2021	2020
Cross-currency swaps	$11.8	$1.4	Interest and other expenses (income), net	$(13.7)	$1.1

We expect the net amount of pre-tax derivative gains and losses included in AOCL at December 31, 2021 to be reclassified into earnings to approximate $10.0 over the next 12 months. The actual amount that will be reclassified to earnings will vary due to future currency exchange rates.

Non-Designated Instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the year ended December 31, 2021 was as follows:

	Location of Gain	Amount of Gain Recognized in Income
Instrument	Recognized in Income	Year Ended December 31,
		2021	2020
Foreign currency forward contracts	Interest and other expenses (income), net	$(11.6)	$1.1

Derivative and Non-Derivative Assets and Liabilities

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of December 31, 2021, and 2020:

	Assets
		December 31,
	Balance Sheet Location	2021	2020
Instruments designated as cash flow hedges:
Cross-currency swaps	Prepaid expenses and other assets	$24.7	$12.1
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts receivable, net	—	1.0
Total instruments		$24.7	$13.1

	Liabilities
		December 31,
	Balance Sheet Location	2021	2020
Instruments designated as net investment hedges:
Euro Notes due in 2022	Short-term borrowings and current maturities of long-term debt	$454.4	$1,094.5
Euro Notes due in 2026	Long-term debt	$565.2
Cross-currency swaps	Accrued liabilities	24.2	30.5
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	5.5	—
Total instruments		$1,049.3	$1,125.0

The fair value measurements of these items recorded in our Consolidated Balance Sheets for the years ended December 31, 2021 and 2020 are disclosed in Note 1 to the Consolidated Financial Statements.

(13) Leases

The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease expense	$140.8	$143.1	$153.5
Short-term lease expense	6.0	11.3	17.6
Other lease expense(1)	20.4	16.7	15.8
Total lease expense	$167.2	$171.1	$186.9

(1) Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Year Ended December 31,
Supplemental Cash Flow Information	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$139.6	$142.0	$150.1
Operating ROU assets obtained in exchange for lease obligations	70.2	63.6	129.3

	December 31,
Supplemental Balance Sheet Information	2021	2020
Operating Leases

Operating lease ROU assets	$373.4	$400.7

Operating lease liabilities - current(1)	$110.0	$119.3
Operating lease liabilities - long-term	275.8	305.1
Total operating lease liabilities	$385.8	$424.4

(1) Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

	December 31,
	2021	2020	2019
Weighted Average Remaining Lease Term
Operating leases	5.1 years	5.2 years	5.6 years
Weighted Average Discount Rate
Operating leases	2.6%	2.9%	3.1%

Maturities of operating lease liabilities as of December 31, 2021 were as follows:

Period Ending December 31, 2021	Operating Leases
2022	$119.0
2023	91.7
2024	64.9
2025	41.9
2026	31.5
Thereafter	67.7
Total future undiscounted lease payments	$416.7
Less imputed interest	$(30.9)
Total operating lease liabilities	$385.8

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

Total assets for the segments are reported after the elimination of investments in subsidiaries and intercompany accounts.

Year Ended December 31	2021	2020	2019
Revenues from Services(a)
Americas:
United States(b)	$2,743.3	$2,327.2	$2,590.6
Other Americas	1,520.4	1,465.2	1,688.0
	4,263.7	3,792.4	4,278.6
Southern Europe:
France	5,171.3	4,338.1	5,479.6
Italy	1,795.4	1,370.7	1,508.3
Other Southern Europe	2,380.1	2,146.4	2,206.5
	9,346.8	7,855.2	9,194.4
Northern Europe	4,670.5	3,976.7	4,735.5
APME	2,481.1	2,376.7	2,655.0
	20,762.1	18,001.0	20,863.5
Intercompany Eliminations	(37.7)	—	—
Consolidated(b)	20,724.4	18,001.0	20,863.5

Operating Unit Profit (Loss)
Americas:
United States	$136.0	$60.9	$128.0
Other Americas	59.2	55.1	75.4
	195.2	116.0	203.4
Southern Europe:
France	233.5	149.0	284.9
Italy	115.3	64.2	102.5
Other Southern Europe	67.5	23.8	67.9
	416.3	237.0	455.3
Northern Europe	67.8	(27.6)	74.4
APME	84.6	70.1	127.5
	763.9	395.5	860.6
Corporate expenses	(154.3)	(113.9)	(121.9)
Goodwill impairment charges	—	(66.8)	(64.0)
Intangible asset amortization expense(c)	(24.2)	(27.2)	(29.8)
Operating profit	585.4	187.6	644.9
Interest and other (expenses) income, net	(17.3)	(39.9)	40.6
Earnings before income taxes	568.1	147.7	685.5

(a) Further breakdown of revenues from services by geographical region was as follows:

Revenues from Services	2021	2020	2019
United States	$2,743.3	$2,327.2	$2,590.6
France	5,171.3	4,338.1	5,479.6
Italy	1,795.4	1,370.7	1,508.3
United Kingdom	1,733.0	1,402.9	1,598.6
Total Foreign	17,981.1	15,673.8	18,272.9

(b) The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $12.8, $12.6 and $15.6 for 2021, 2020 and 2019, respectively.

(c) Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Year Ended December 31	2021	2020	2019
Depreciation and Amortization Expense
Americas:
United States	$6.9	$7.8	$8.6
Other Americas	2.4	2.3	2.4
	9.3	10.1	11.0
Southern Europe:
France	12.5	14.4	13.9
Italy	2.5	2.1	1.8
Other Southern Europe	5.0	5.3	4.9
	20.0	21.8	20.6
Northern Europe	10.9	8.9	9.8
APME	8.3	8.2	5.9
Corporate expenses	0.7	0.1	0.1
Intangible asset amortization expense(a)	24.2	27.2	29.8
	$73.4	$76.3	$77.2

Earnings from Equity Investments
Americas:
United States	$—	$—	$—
Other Americas	—	—	—
	—	—	—
Southern Europe:
France	—	—	—
Italy	—	(0.1)	(0.1)
Other Southern Europe	—	—	47.5
	—	(0.1)	47.4
Northern Europe	—	—	—
APME	—	—	—
Corporate	11.8	4.7	3.1
	$11.8	$4.6	$50.5

(a) Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

As of December 31	2021	2020	2019
Total Assets
Americas:
United States	$3,434.6	$2,103.8	$2,153.8
Other Americas	397.0	381.3	382.4
	3,831.6	2,485.1	2,536.2
Southern Europe:
France	2,353.3	2,778.3	2,732.6
Italy	509.7	540.4	464.2
Other Southern Europe	828.2	848.5	778.7
	3,691.2	4,167.2	3,975.5
Northern Europe	1,095.7	1,366.7	1,478.5
APME	813.8	806.0	744.2
Corporate(a)	396.6	503.2	489.4
	$9,828.9	$9,328.2	$9,223.8
Equity Investments
Americas:
United States	$—	$—	$—
Other Americas	—	—	—
	—	—	—
Southern Europe:
France	—	—	—
Italy	0.1	0.1	0.3
Other Southern Europe	—	—	—
	0.1	0.1	0.3
Northern Europe	—	—	—
APME	0.1	—	—
Corporate	114.0	106.5	97.5
	$114.2	$106.6	$97.8

(a) Corporate assets include assets that were not used in the operations of any segment, the most significant of which were purchased intangibles and cash.

As of and Year Ended December 31	2021	2020	2019
Long-lived Assets(a)(b)
Americas:
United States	$76.9	$73.9	$100.8
Other Americas	16.3	19.6	20.5
	93.2	93.5	121.3
Southern Europe:
France	135.0	147.8	157.4
Italy	33.6	36.0	35.1
Other Southern Europe	68.7	68.0	81.3
	237.3	251.8	273.8
Northern Europe	106.6	127.1	141.7
APME	77.3	76.1	62.4
Corporate	14.0	6.5	0.2
	$528.4	$555.0	$599.4

(a) Prior years have been recast to include lease right-of-use assets.

(b) Further breakdown of long-lived assets by geographical region was as follows:

Long-Lived Assets	2021	2020	2019
United States	$76.9	$73.9	$100.8
France	135.0	147.8	157.4
Italy	33.6	36.0	35.1
United Kingdom	25.2	25.8	30.6
Total Foreign	451.5	481.1	498.6

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

Guarantees

We have entered into certain guarantee contracts and stand-by letters of credit that total $769.3 as of December 31, 2021 ($717.7 for guarantees and $51.6 for stand-by letters of credit). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

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

The internal control over financial reporting for the ettain group business was excluded from the evaluation the effectiveness of our disclosure controls and procedures as of December 31, 2021 because it was acquired in a purchase business combination on October 1, 2021. The total assets and total revenues acquired in the acquisition of ettain group represent approximately 10% and 1%, respectively, of the related consolidated financial amounts as of and for the fiscal year ended December 31, 2021.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation we have concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2021 did not include an evaluation of the internal control over financial reporting of the ettain business. We excluded ettain from our assessment of internal control over financial reporting as of December 31, 2021 because it was acquired in a purchase business combination on October 1, 2021. The total assets and total revenues acquired in the acquisition of ettain represent approximately 10% and 1%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Executive Officers. Reference is made to “Executive Officers of ManpowerGroup” in Part I after Item 4.
(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.
(c)
The board of directors has determined that each of Gina R. Boswell, John F. Ferraro, and Paul Read, chair of the audit committee, is an “audit committee financial expert.” Ms. Boswell, Mr. Ferraro, and Mr. Read are all “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022 under the caption “Election of Directors - Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.
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

Item 11. Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022, under the captions "Compensation Discussion and Analysis," "Compensation Tables" and "CEO Pay Ratio;" under the caption “Compensation Committee Interlocks and Insider Participation;” and under the caption “Report of the People, Culture and Compensation Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022, under the caption “Security Ownership of Certain Beneficial Owners,” and under the caption “Beneficial Ownership of Directors and Executive Officers,” which information is hereby incorporated herein by reference.

The following table sets forth information as of December 31, 2021 about our shares of common stock outstanding and available for issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2021	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2021 ($)	Weighted-average contractual term of outstanding options, warrants and rights as of December 31, 2021 (years)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2021 (excluding securities reflected in the first column)(1)
Equity compensation plans approved by security holders	2,010,698	92.32	3.4	4,632,297
Equity compensation plans not approved by security holders	—	—	—	—
Total	2,010,698	92.32	3.4	4,632,297

(1) Includes the number of shares remaining available for future issuance under the following plans: 1990 Employee Stock Purchase Plan – 45,635 shares; Savings Related Share Option Scheme – 586,941 shares; and 2011 Equity Incentive Plan – 3,999,721 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022, under the caption “Board Independence and Related Party Transactions” and “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022, under the captions “Fees Billed by Deloitte & Touche” and “Independent Auditor Services Policy” in the Audit Committee Report, which information is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedule.

SCHEDULE II—Valuation and Qualifying Accounts

For the years ended December 31, 2021, 2020 and 2019, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2021	$128.1	$17.9	$(17.7)	$(6.5)	$(0.2)	$121.6
2020	113.5	20.3	(17.8)	8.1	4.0	128.1
2019	115.7	21.8	(19.1)	(5.0)	0.1	113.5

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

3.1	Amended and Restated Articles of Incorporation of ManpowerGroup Inc., incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

3.2	Text of Amendments to the ManpowerGroup Inc. Amended and Restated By-laws, incorporated by reference to the Company’s Current Report on Form 8-K dated November 12, 2021.

3.3	Amended and Restated By-laws of ManpowerGroup Inc., as amended through November 12, 2021 (complete version).

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

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.1

Amended and Restated Five-Year Credit Agreement dated as of June 18, 2018 among the Company, a syndicate of lenders and Citibank, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2018.

10.2	Manpower Savings Related Share Option Scheme incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. **

10.3	Manpower 1990 Employee Stock Purchase Plan (Amended and Restated effective April 26, 2005), incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.**

10.6(a)

Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors Under the 2011 Equity Incentive Plan (Amended and Restated January 1, 2020), incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 **

10.6(b)	ManpowerGroup Inc. Compensation for Non-Employee Directors (Amended and Restated Effective January 1, 2022.

10.6(c)

Severance Agreement between Jonas Prising and the Company dated as of February 14, 2020, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. **

10.6(d)	Severance Agreement dated November 12, 2021 between the Company and Richard Buchband, incorporated by reference to the Company's Current Report on Form 8-K for the quarter ended November 12, 2021.**

10.6(e)	2011 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective May 8, 2020), incorporated by reference to the Company’s Registration Statement on Form S-8 dated May 29, 2020. **

10.6(f)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.7(a)	Form of Stock Option Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. **

10.7(b)	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.7(c)	Form of 2014 Career Share Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.7 (d)

Form of 2019 Performance Share Unit Agreement under 2011 Equity Incentive Plan of ManpowerGroup Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2019. **

10.7(e)

2019 Restricted Stock Unit Agreement, under the 2011 Equity Incentive Plan of ManpowerGroup Inc., dated as of August 14, 2019 between Michelle S. Nettles and the Company and incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. **

10.7(f)

Form of 2021 Performance Share Unit Agreement Under the 2011 Equity Incentive Plan of ManpowerGroup Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021.

10.7(g)

Form of 2021 Special Performance Share Unit Agreement Under the 2011 Equity Incentive Plan of ManpowerGroup Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021.

10.8(a)

Severance Agreement between Michelle S. Nettles and the Company dated as of August 14, 2019, incorporated by reference to the Company's Current Report on Form 10-K for the year ended December 31, 2020.**

10.8(b)	Severance Agreement between John T. McGinnis and the Company dated November 12, 2021, incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 2021. **

10.8(c)	Letter Agreement between John T. McGinnis and the Company dated as of November 17, 2015, incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 2016. **

10.9	ManpowerGroup Inc. Annual Incentive Plan, incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2018. **

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

** Management contract or compensatory plan or arrangement.

Item 16. Form 10-K summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWERGROUP INC.

By:	/s/ Jonas Prising
Jonas Prising Chairman and Chief Executive Officer

Date:	February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonas Prising Jonas Prising	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)	February 18, 2022

/s/ John T. McGinnis John T. McGinnis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2022

/s/ Donald Mondano Donald Mondano	Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)	February 18, 2022

Directors: Gina R. Boswell, Jean-Philippe Courtois, William Downe, John F. Ferraro, William P. Gipson, Patricia A. Hemingway Hall, Julie M. Howard, Ulice Payne, Jr., Paul Read, Elizabeth P. Sartain, and Michael J. Van Handel

By:	/s/ Richard Buchband
Richard Buchband Attorney-In-Fact*

Date:	February 18, 2022

* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.