Form 10-Q
period 2022-03-31
ManpowerGroup Inc.
filed 2022-05-06
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

March 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at May 4, 2022
Common Stock, $.01 par value	52,740,143

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$777.3	$847.8
Accounts receivable, less allowance for doubtful accounts of $120.8 and $121.6, respectively	5,440.0	5,448.2
Prepaid expenses and other assets	152.2	126.7
Total current assets	6,369.5	6,422.7

Other Assets:
Goodwill	1,710.0	1,722.2
Intangible assets, less accumulated amortization of $448.0 and $441.3, respectively	573.0	583.6
Operating lease right-of-use assets	351.5	373.4
Other assets	603.7	610.2
Total other assets	3,238.2	3,289.4

Property and Equipment:
Land, buildings, leasehold improvements and equipment	591.1	594.9
Less: accumulated depreciation and amortization	477.7	478.1
Net property and equipment	113.4	116.8
Total assets	$9,721.1	$9,828.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2022	December 31, 2021
Current Liabilities:
Accounts payable	$3,153.2	$3,039.2
Employee compensation payable	228.9	299.4
Accrued liabilities	589.6	584.7
Accrued payroll taxes and insurance	733.2	789.1
Value added taxes payable	479.7	515.5
Short-term borrowings and current maturities of long-term debt	512.6	552.6
Total current liabilities	5,697.2	5,780.5

Other Liabilities:
Long-term debt	551.3	565.7
Long-term operating lease liability	256.3	275.8
Other long-term liabilities	660.2	675.2
Total other liabilities	1,467.8	1,516.7

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 118,008,869 and 117,762,065 shares, respectively	1.2	1.2
Capital in excess of par value	3,455.2	3,444.7
Retained earnings	3,726.2	3,634.6
Accumulated other comprehensive loss	(399.6)	(389.4)
Treasury stock at cost, 64,804,085 and 64,165,136 shares, respectively	(4,237.5)	(4,169.4)
Total ManpowerGroup shareholders’ equity	2,545.5	2,521.7
Noncontrolling interests	10.6	10.0
Total shareholders’ equity	2,556.1	2,531.7
Total liabilities and shareholders’ equity	$9,721.1	$9,828.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues from services	$5,143.3	$4,924.4
Cost of services	4,246.2	4,156.3
Gross profit	897.1	768.1
Selling and administrative expenses	758.4	669.7
Operating profit	138.7	98.4
Interest and other expenses, net	2.7	5.4
Earnings before income taxes	136.0	93.0
Provision for income taxes	44.4	31.0
Net earnings	91.6	$62.0
Net earnings per share – basic	$1.71	$1.12
Net earnings per share – diluted	$1.68	$1.11
Weighted average shares – basic	53.6	55.1
Weighted average shares – diluted	54.4	55.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2022	2021
Net earnings	$91.6	$62.0
Other comprehensive loss:
Foreign currency translation adjustments	(35.9)	(96.5)
Translation adjustments on derivative instruments, net of income taxes of $6.6 and $14.4, respectively	22.9	49.6
Translation adjustments of long-term intercompany loans	2.5	5.6
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.1 and $0.3, respectively	0.3	0.8
Total other comprehensive loss	(10.2)	(40.5)
Comprehensive income	$81.4	$21.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net earnings	$91.6	$62.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21.3	17.9
Loss on sale of a subsidiary	8.0	—
Deferred income taxes	2.4	(10.6)
Provision for doubtful accounts	2.8	5.2
Share-based compensation	10.6	7.5
Changes in operating assets and liabilities, excluding the impact of dispositions:
Accounts receivable	(96.9)	(94.5)
Other assets	(17.1)	(39.5)
Other liabilities	47.9	192.9
Cash provided by operating activities	70.6	140.9

Cash Flows from Investing Activities:
Capital expenditures	(19.4)	(12.7)
Acquisition of businesses, net of cash acquired	—	(7.1)
Proceeds from the sale of subsidiaries and property and equipment	0.8	0.7
Cash used in investing activities	(18.6)	(19.1)

Cash Flows from Financing Activities:
Net change in short-term borrowings	(3.7)	4.9
Repayments of revolving debt facility	(25.0)	—
Proceeds from long-term debt	0.7	0.1
Repayments of long-term debt	—	(2.2)
Payments of contingent consideration for acquisitions	—	(5.8)
Proceeds from share-based awards	0.3	1.7
Other share-based award transactions	(8.2)	(4.6)
Repurchases of common stock	(59.9)	(100.1)
Cash used in financing activities	(95.8)	(106.0)

Effect of exchange rate changes on cash	(26.7)	(60.2)
Change in cash and cash equivalents	(70.5)	(44.4)

Cash and cash equivalents, beginning of period	847.8	1,567.1
Cash and cash equivalents, end of period	$777.3	$1,522.7

Supplemental Cash Flow Information:
Interest Paid	$5.9	$4.8
Income taxes paid, net	$14.0	$19.8
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$9.5	$11.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2021	117,762,065	$1.2	$3,444.7	$3,634.6	$(389.4)	$(4,169.4)	$10.0	$2,531.7
Net earnings				91.6				91.6
Other comprehensive loss					(10.2)			(10.2)
Issuances under equity plans	246,804		(0.1)			(8.2)		(8.3)
Share-based compensation expense			10.6					10.6
Repurchases of common stock						(59.9)		(59.9)
Noncontrolling interest transactions							0.6	0.6
Balance, March 31, 2022	118,008,869	$1.2	$3,455.2	$3,726.2	$(399.6)	$(4,237.5)	$10.6	$2,556.1

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2020	117,555,991	$1.2	$3,402.5	$3,388.8	$(397.3)	$(3,954.2)	$12.6	$2,453.6
Net earnings				62.0				62.0
Other comprehensive loss					(40.5)			(40.5)
Issuances under equity plans	169,192		1.0			(4.6)		(3.6)
Share-based compensation expense			7.5					7.5
Repurchases of common stock						(100.1)		(100.1)
Noncontrolling interest transactions							(1.5)	(1.5)
Balance, March 31, 2021	117,725,183	$1.2	$3,411.0	$3,450.8	$(437.8)	$(4,058.9)	$11.1	$2,377.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2022 and 2021

(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K.

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

A rollforward of our allowance for doubtful accounts is shown below:

Three Months Ended March 31, 2022
Balance, December 31, 2021	$121.6
Provisions charged to earnings	2.8
Write-offs	(1.4)
Translation adjustments	(2.2)
Balance, March 31, 2022	$120.8

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

The fair value of each reporting unit was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the Netherlands reporting unit, which is part of the Northern Europe segment. The Netherlands reporting unit had a fair value that exceeded its carrying value by approximately 5.5%. Key assumptions included in the Netherlands discounted cash flow valuation performed during the third quarter of 2021 included a discount rate of 10.4%, revenue growth for the next three years ranging from 3.0% - 5.0%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.5%. If the Netherlands reporting unit cannot improve from its current operating levels and meet its operating targets to achieve the growth and margin assumptions noted above, some or all of the recorded goodwill for the Netherlands reporting unit, which was $109.2 as of March 31, 2022, could be subject to impairment.

While our other reporting units' fair values exceeded 20% or more of their respective carrying values, there could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

(2) Recent Accounting Standards

Accounting Standards Effective as of January 1, 2022

In November 2021, the FASB issued new guidance on disclosures by business entities about government assistance. The guidance requires business entities to disclose, in notes to their financial statements, information about certain types of government assistance they receive. The new guidance was effective for us as of January 1, 2022. The adoption of this guidance had no impact on our Consolidated Financial Statements.

In March 2020, the FASB issued new guidance on accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offerings related to alternative reference interest rates. The guidance was effective upon issuance and can be applied to applicable contract modifications through December 31, 2022. The adoption of this guidance has not had any impact on our Consolidated Financial Statements, and we do not expect it to have a material impact going forward.

Recently Issued Accounting Standards

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to March 31, 2022, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $33.5 as of March 31, 2022 and $34.8 as of December 31, 2021.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended March 31,
	2022					2021
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$739.9	$57.1	$54.2	$38.2	$889.4	$510.1	$28.8	$28.5	$41.4	$608.8
Other Americas	336.9	12.0	11.2	1.7	361.8	374.9	9.9	6.1	3.2	394.1
	1,076.8	69.1	65.4	39.9	1,251.2	885.0	38.7	34.6	44.6	1,002.9
Southern Europe:
France	1,101.5	70.3	16.5	4.1	1,192.4	1,084.0	86.5	12.8	5.6	1,188.9
Italy	417.8	8.1	13.7	5.4	445.0	381.5	7.7	9.7	3.9	402.8
Other Southern Europe	443.5	94.1	15.8	3.1	556.5	460.8	92.6	11.7	3.5	568.6
	1,962.8	172.5	46.0	12.6	2,193.9	1,926.3	186.8	34.2	13.0	2,160.3
Northern Europe	977.1	55.0	45.3	17.1	1,094.5	1,018.8	64.8	29.5	20.7	1,133.8
APME	463.1	109.3	37.2	8.6	618.2	480.8	98.4	37.4	10.8	627.4
	4,479.8	405.9	193.9	78.2	5,157.8	4,310.9	388.7	135.7	89.1	4,924.4
Intercompany Eliminations					(14.5)					—
Total					$5,143.3					$4,924.4

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended March 31,
	2022			2021
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$858.8	$30.6	$889.4	$594.7	$14.1	$608.8
Other Americas	355.0	6.8	361.8	390.2	3.9	394.1
	1,213.8	37.4	1,251.2	984.9	18.0	1,002.9
Southern Europe:
France	1,177.0	15.4	1,192.4	1,176.9	12.0	1,188.9
Italy	432.4	12.6	445.0	393.5	9.3	402.8
Other Southern Europe	543.3	13.2	556.5	558.9	9.7	568.6
	2,152.7	41.2	2,193.9	2,129.3	31.0	2,160.3
Northern Europe	1,057.2	37.3	1,094.5	1,107.8	26.0	1,133.8
APME	597.1	21.1	618.2	607.9	19.5	627.4
	5,020.8	137.0	5,157.8	4,829.9	94.5	4,924.4
Intercompany Eliminations			(14.5)			—
Total			$5,143.3			$4,924.4

(4) Share-Based Compensation Plans

During the three months ended March 31, 2022 and 2021, we recognized share-based compensation expense of $10.6 and $7.5, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $0.3 and $1.7 for the three months ended March 31, 2022 and 2021, respectively.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares granted to employees and members of our Board of Directors, and the weighted-average fair value per share for shares granted during the first quarter of 2022 and 2021 are presented in the table below:

	For the Three Months Ended March 31,
	2022		2021
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Stock Options	—	N/A	130	$22.83
Deferred Stock Units	13	97.33	12	90.18
Restricted Stock Units	245	104.50	197	85.66
Performance Share Units	134	106.40	203	84.34
Total Shares Granted	392	$104.91	542	$70.19

(5) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. No cash consideration was paid during the three months ended March 31, 2022. For the three months ended March 31, 2021, the total cash consideration paid for acquisitions, net of cash acquired, was $12.9, which represents consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. On January 17, 2022, we disposed of our Russia business in our Northern Europe segment for cash proceeds of $3.2 and simultaneously entered into a franchise agreement with the new owner of the Russia business. In connection with the disposition, we recognized a one-time net loss on disposition of $8.0.

On October 1, 2021, we acquired ettain group, one of the largest privately held IT resourcing and services providers in North America. Effective that date, ettain group became part of our Experis business in the Americas segment. The acquisition is intended to accelerate our strategy of diversifying our business mix into higher growth and higher value services. The aggregate cash consideration paid was $930.9. Of the total consideration paid, $925.0 was for the acquired interests and the remaining $5.9 was for excess working capital and cash. The transaction was funded through cash on hand and a $150.0 draw on our revolving credit facility on October 1, 2021. We expect to finalize the net working capital adjustments in the second half of 2022.

The acquisition was accounted for as a business combination, and the assets and liabilities were included in the Consolidated Balance Sheets as of the acquisition date and the results of its operations have been included in the Consolidated Statements of Operations subsequent to the acquisition date.

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

The customer relationship intangible asset will be amortized over a 15 year useful life. The customer relationship intangible asset and goodwill from the acquisition are partially deductible for income tax purposes. As of December 31, 2021 and March 31, 2022 the carrying value of intangible assets were $354.0 and $348.0, respectively, and the carrying value of goodwill was $519.6. The goodwill is included within the United States reporting unit and is attributable to the workforce of the acquired business and expected synergies to occur post-acquisition as a result of diversifying the business into higher growth and higher value services.

We expect to finalize our accounting for the acquisition in the second half of 2022, upon finalization of the accounting for income tax related items and working capital adjustments.

(6) Restructuring Costs

We did not record any restructuring costs during the three months ended March 31, 2022 or 2021. During the three months ended March 31, 2022, we made payments of $3.2 out of our restructuring reserve, which is used for severance and office closures and consolidations in multiple countries and territories. We expect a majority of the remaining $20.1 reserve will be paid by the end of 2022.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2021	$1.0	$0.8	$21.5	$—	$—	$23.3
Costs paid or utilized	(0.3)	(0.4)	(2.5)	—	—	(3.2)
Balance, March 31, 2022	$0.7	$0.4	$19.0	$—	$—	$20.1

(1) Balances related to the United States were $0.2 and zero as of December 31, 2021 and March 31, 2022, respectively.

(2) Balances related to France were $0.6 and $0.2 as of December 31, 2021 and March 31, 2022. Balances related to Italy were $0.3 and $0.2 as of December 31, 2021 and March 31, 2022, respectively.

(7) Income Taxes

We recorded income tax expense at an effective rate of 32.6% for the three months ended March 31, 2022, as compared to an effective rate of 33.3% for the three months ended March 31, 2021. The 2022 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 25% and a higher level of pre-tax earnings with a more beneficial mix diluting the impact of the French business tax. The 32.6% effective tax rate in the first quarter of 2022 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

As of March 31, 2022, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $73.4. If recognized, the entire amount would favorably affect the effective tax rate except for $6.0. As of December 31, 2021, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $71.8. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2015 through 2022 for our major operations in France, Italy, the United Kingdom and the United States. As of March 31, 2022, we were subject to tax audits in Austria, France, Germany, Israel, Japan, Portugal, Spain and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended
	March 31,
	2022	2021
Net earnings available to common shareholders	$91.6	$62.0
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	53.6	55.1
Effect of dilutive securities - stock options	0.1	0.1
Effect of other share-based awards	0.7	0.5
Weighted-average common shares outstanding - diluted	54.4	55.7
Net earnings per share - basic	$1.71	$1.12
Net earnings per share - diluted	$1.68	$1.11

There were 0.2 million and no share-based awards excluded from the calculation of net earnings per share - diluted for the three months ended March 31, 2022 and 2021, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	March 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,710.0	$—	$1,710.0	$1,722.2	$—	$1,722.2
Intangible assets:
Finite-lived:
Customer relationships	$820.0	$427.8	$392.2	$823.4	$421.6	$401.8
Other	23.0	20.2	2.8	23.2	19.7	3.5
	843.0	448.0	395.0	846.6	441.3	405.3
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	126.0	—	126.0	126.3	—	126.3
	178.0	—	178.0	178.3	—	178.3
Total intangible assets	$1,021.0	$448.0	$573.0	$1,024.9	$441.3	$583.6

(1) Balances were net of accumulated impairment loss of $644.2 as of both March 31, 2022 and December 31, 2021.

(2) Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2022 and December 31, 2021.

Total consolidated amortization expense related to intangible assets for the remainder of 2022 is expected to be $27.9 and in each of the next five years as follows: 2023 - $33.9, 2024 - $31.9, 2025 - $29.9, 2026 - $26.2 and 2027 - $25.5.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate(3)	Total
Balance, December 31, 2021	$1,058.9	$146.7	$313.7	$76.9	$126.0	$1,722.2
Currency impact	0.8	(3.3)	(8.3)	(1.4)	—	(12.2)
Balance, March 31, 2022	$1,059.7	$143.4	$305.4	$75.5	$126.0	$1,710.0

(1) Balances related to the United States were $1,013.0 as of both December 31, 2021 and March 31, 2022, respectively.

(2) Balances related to France were $68.2 and $66.4 as of December 31, 2021 and March 31, 2022, respectively. Balances related to Italy were $3.9 and $3.8 as of December 31, 2021 and March 31, 2022, respectively.

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

Goodwill balances by reporting unit were as follows:

	March 31,	December 31,
	2022	2021
United States	$1,091.7	$1,091.7
Netherlands	109.2	112.2
United Kingdom	107.8	110.7
France	72.5	74.3
Sweden	40.0	41.4
Other reporting units	288.8	291.9
Total goodwill	$1,710.0	$1,722.2

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	Three Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan
	2022	2021	2022	2021
Service cost	$5.1	$5.6	$—	$—
Interest cost	2.3	1.5	0.1	0.1
Expected return on assets	(3.9)	(3.1)	—	—
Net loss	0.5	1.2	—	—
Prior service cost (credit)	0.2	0.2	(0.2)	(0.2)
Total benefit cost (credit)	$4.2	$5.4	$(0.1)	$(0.1)

During the three months ended March 31, 2022, contributions made to our pension plans and retiree health care plan were $2.1 and $0.3, respectively. During 2022, we expect to make total contributions of approximately $15.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31,	December 31,
	2022	2021
Foreign currency translation	$(216.7)	$(180.8)
Translation loss on derivative instruments, net of income tax benefit of $(9.8) and $(16.4), respectively	4.5	(18.4)
Translation loss on long-term intercompany loans	(131.1)	(133.6)
Defined benefit pension plans, net of income tax benefit of $(22.7) and $(22.8), respectively	(56.2)	(56.7)
Retiree health care plan, net of income taxes of $1.6 on both dates	(0.1)	0.1
Accumulated other comprehensive loss	$(399.6)	$(389.4)

Noncontrolling Interests

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. We recorded expenses of $0.5 and income of $0.9 in the three months ended March 31, 2022 and 2021, respectively.

Dividends

The Board of Directors declared a semi-annual dividend of $1.36 and $1.26 per share on May 6, 2022 and May 7, 2021, respectively. The 2022 dividends are payable on June 15, 2022 to shareholders of record as of June 1, 2022. The 2021 dividends were paid on June 15, 2021 to shareholders of record as of June 1, 2021.

Share Repurchases

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization was in addition to the August 2019 Board authorizations to purchase 6.0 million shares of our common stock each. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2022, we repurchased 0.6 million shares under the 2019 authorization at a cost of $59.9. During the first quarter of 2021, we repurchased 1.1 million shares under the 2019 authorization at a cost of $100.1. As of March 31, 2022, there were 4.0 million and 0.6 million shares remaining authorized for repurchase under the 2021 authorization and 2019 authorization, respectively.

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
Interest expense	$10.4	$10.2
Interest income	(2.8)	(3.1)
Foreign exchange loss	1.8	2.5
Miscellaneous income, net	(6.7)	(4.2)
Interest and other expenses, net	$2.7	$5.4

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

The €400.0 ($442.5) notes due September 2022 and the €500.0 ($550.2) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of March 31, 2022.

In September 2019, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCI for the three months ended March 31, 2022 and 2021 was as follows:

	Gain Recognized in Other Comprehensive Income
	Three Months Ended March 31,
Instrument	2022	2021
Euro Notes	$27.3	$43.7
Cross-currency swaps	2.9	20.5

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

In April 2019, we entered into a cross-currency swap agreement to convert our intercompany fixed-rate, CHF denominated note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swap agreement is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €202.3 with a fixed annual interest rate of 1.256%. This hedging arrangement has been designated as a cash flow hedge. The swap had an original maturity of April 2022, which aligned to the term of the intercompany note. On March 17, 2022, we settled the swap ahead of its maturity date, resulting in a net cash inflow of $19.2. We simultaneously entered into new cross currency swaps, which we account for as fair value hedges, with maturity dates of April 2024. Refer to the "Fair Value Hedge" section below for additional detail. In September 2019, we entered into a cross-currency swap agreement to convert an additional intercompany fixed-rate CHF note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swap is identical to the original April 2019 swap, and fixes the principal of €55.4 with a fixed interest rate of 1.143%. The swap matures in September 2022, which aligns to term of the intercompany note.

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three months ended March 31, 2022 and 2021:

	Loss Recognized in OCI			Gain Reclassified from AOCI into Income

	Three Months Ended March 31,		Location of Gain Reclassified	Three Months Ended March 31,
Instrument	2022	2021	from AOCI into Income	2022	2021
Cross-currency swaps	$(1.0)	$(5.3)	Interest and other expenses, net	$0.9	$5.2

We expect the net amount of pre-tax derivative gains included in AOCI at March 31, 2022 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

Fair Value Hedges

We account for derivatives as fair value hedges when the hedged item is a recognized asset, liability, or firm commitment. We use fair value hedges to hedge the changes in cash flows of certain of our foreign currency intercompany denominated notes due to changes in foreign currency exchange rates. We record the change in carrying value of the foreign currency denominated notes due to changes in exchange rates into earnings each period. Gains and losses on the fair value hedges are recorded in earnings, offsetting gains and losses on the hedged item.

In March 2022, we entered into a cross-currency swap agreement to hedge our intercompany fixed-rate, CHF denominated note. The economic effect of the swap agreement is to eliminate the uncertainty of cash flows in CHF associated with the note due to changes in foreign currency exchange rates against our Euro functional subsidiary entity. The cross-currency swap matures in April 2024, which aligns the term of the intercompany note and has a fixed interest rate of 1.05973%. The cross-currency swaps are accounted for as fair value hedges. Gains and losses from the hedge offset the changes in the value of principal on the note because of changes in foreign exchange rates.

The following tables present the impact that the fair value hedges had on our Consolidated Statement of Income for the three months ended March 31, 2022 and 2021:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
Instrument	Recognized in Income	Three Months Ended March 31,
		2022	2021
Intercompany CHF note	Interest and other expenses, net	$(2.6)	$—
Cross-currency swaps	Interest and other expenses, net	2.6	—

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2022 was as follows:

	Location of Loss	Amount of Loss Recognized in Income
Instrument	Recognized in Income	Three Months Ended March 31,
		2022	2021
Foreign currency forward contracts	Interest and other expenses, net	$(4.8)	$(6.9)

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

	Assets
		March 31,	December 31,
	Balance Sheet Location	2022	2021
Instruments designated as cash flow hedges:
Cross-currency swaps	Prepaid expenses and other assets	$3.7	$24.7
Instruments designated as fair value hedges:
Cross-currency swaps	Prepaid expenses and other assets	2.5	—
Total instruments		$6.2	$24.7

	Liabilities
		March 31,	December 31,
	Balance Sheet Location	2022	2021
Instruments designated as net investment hedges:
Euro Notes due in 2022	Short-term borrowings and current maturities of long-term debt	$442.5	$454.4
Euro Notes due in 2026	Long-term debt	550.2	565.2
Cross-currency swaps	Accrued liabilities	22.6	24.2
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	10.2	5.5
Total instruments		$1,025.5	$1,049.3

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,009.4 and $1,064.0 as of March 31, 2022 and December 31, 2021, respectively, compared to a carrying value of $992.7 and $1,019.6, respectively.

Our deferred compensation plan assets were $132.2 and $138.0 as of March 31, 2022 and December 31, 2021, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$32.9	$35.5
Short-term lease expense	1.2	1.5
Other lease expense(1)	$4.7	$4.9
Total lease expense	$38.8	$41.9
(1)
Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Three Months Ended March 31,
Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$33.3	$34.7
Operating ROU assets obtained in exchange for lease obligations	9.5	11.0

	March 31,	December 31,
Supplemental Balance Sheet Information	2022	2021
Operating Leases
Operating lease ROU assets	$351.5	$373.4

Operating lease liabilities - current(1)	$106.0	$110.0
Operating lease liabilities - long-term	256.3	275.8
Total operating lease liabilities	$362.3	$385.8

(1) Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

	March 31,
	2022	2021
Weighted Average Remaining Lease Term
Operating leases	5.1 years	5.1 years
Weighted Average Discount Rate
Operating leases	2.4%	2.9%

Maturities of operating lease liabilities as of March 31, 2022 were as follows:

(In millions)
Period Ending March 31, 2022	Operating Leases
Remainder of 2022	$88.4
2023	94.3
2024	66.9
2025	42.3
2026	31.7
2027	24.1
Thereafter	44.2
Total future undiscounted lease payments	391.9
Less imputed interest	(29.6)
Total operating lease liabilities	$362.3

(15) Segment Data

We are organized and managed primarily on a geographic basis. Each country and business unit generally has its own distinct operations and management team, providing services under our global brands, and maintains its own financial reports. We have an executive sponsor for each global brand who is responsible for ensuring the integrity and consistency of delivery across the company. Each operation reports directly or indirectly through a regional manager, to a member of executive management. Given this reporting structure, we operate using the following reporting segments: Americas, which includes United States and Other Americas; Southern Europe, which includes France, Italy and Other Southern Europe; Northern Europe; and APME.

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

	Three Months Ended March 31,
	2022	2021
Revenues from services:
Americas:
United States (a)	$889.4	$608.8
Other Americas	361.8	394.1
	1,251.2	1,002.9
Southern Europe:
France	1,192.4	1,188.9
Italy	445.0	402.8
Other Southern Europe	556.5	568.6
	2,193.9	2,160.3

Northern Europe	1,094.5	1,133.8
APME	618.2	627.4
	5,157.8	4,924.4
Intercompany Eliminations	(14.5)	—
Consolidated (b)	$5,143.3	$4,924.4

Operating unit profit: (c)
Americas:
United States	$58.3	$29.2
Other Americas	14.5	14.9
	72.8	44.1
Southern Europe:
France	49.6	42.6
Italy	29.0	19.4
Other Southern Europe	16.6	11.4
	95.2	73.4

Northern Europe	3.3	4.8
APME	19.0	18.8
	190.3	141.1
Corporate expenses	(42.0)	(37.2)
Intangible asset amortization expense	(9.6)	(5.5)
Operating profit	138.7	98.4
Interest and other expenses, net	(2.7)	(5.4)
Earnings before income taxes	$136.0	$93.0

(a) In the United States, revenues from services included fees received from the related franchise offices of $2.9 and $3.1 for the three months ended March 31, 2022 and 2021. These fees are primarily based on revenues generated by the franchise offices, which were $110.8 and $117.5 for the three months ended March 31, 2022 and 2021, respectively.

(b) Our consolidated revenues from services include fees received from our franchise offices of $3.6 for both the three months ended March 31, 2022 and 2021, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $265.2 and $249.1 for the three months ended March 31, 2022 and 2021, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on page 31 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. Forward-looking statements are based on management’s current assumptions and expectations and are subject to risks and uncertainties that are beyond our control and may cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and other similar expressions. Important factors that could cause our actual results to differ materially from those contained in the forward-looking statements include, among others, the risk factors discussed in Item 1A – Risk Factors in our annual report on Form 10-K for the year-ended December 31, 2021, which information is incorporated herein by reference. Such risks and uncertainties include, but are not limited to, the impacts of the COVID-19 pandemic and related economic conditions and the Company’s efforts to respond to such impacts; volatile, negative or uncertain economic conditions, including as a result of the Russia-Ukraine War, any sanction, supply chain disruptions or increased economic uncertainty related to the ongoing conflict; changes in labor and tax legislation in places we do business; failure to implement strategic technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increased demand, as we experienced in the first quarter of 2022, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses. By contrast, during periods of decreased demand, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues.

During the first quarter of 2022, changes in the foreign currency exchange rates had a 5.4% unfavorable impact on revenues from services and an approximately $0.10 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the first quarter of 2022, we experienced a 24.8% revenue increase in the Americas, primarily driven by our acquisition of the ettain group in the United States in the fourth quarter of 2021, which now operates as part of our Experis brand, and increased demand for our staffing/interim services. We refer to the ettain group acquisition as the "Experis acquisition." During the first quarter of 2022 compared to the first quarter of 2021, revenues increased 1.6% in Southern Europe due to increased demand in Italy, Switzerland and Israel. In the first quarter of 2022 compared to the first quarter of 2021, we experienced a 3.5% revenue decrease in Northern Europe, primarily due to unfavorable exchange rates. We experienced a 1.5% revenue decrease in APME in the first quarter of 2022 primarily due to the unfavorable currency exchange rate impact, partially offset by the increase in our Manpower staffing/interim and Experis business.

From a brand perspective, we experienced revenue decreases in Manpower, and revenue increases in Experis and Talent Solutions during the three months ended March 31, 2022 compared to 2021. The revenue decrease in our Manpower brand was due to unfavorable currency exchange rates. On a constant currency basis, Manpower brand experienced improved demand for staffing services and an increase in our permanent recruitment business. In our Experis brand, the revenue increase was primarily due to the Experis acquisition in the United States, improved demand for our interim services and an increase in our permanent recruitment business. On an overall basis, the revenue increase in our Talent Solutions brand, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, was driven mostly by increased demand for our RPO and MSP services.

Our gross profit margin improved in the first quarter of 2022 compared to the first quarter of 2021 primarily due to a favorable change in business mix and growth in higher margin offerings. This is primarily driven by an increase in our permanent recruitment business of 48.3% (54.8% in constant currency and 51.8% in organic constant currency) during the quarter as a result of stronger hiring activity during the first quarter of 2022 compared to the first quarter of 2021.The increase in gross profit margin was also due to the improvement in our Manpower staffing margins and a higher percentage of revenue mix coming from our higher-margin consulting and MSP services. These increases were partially offset by a lower mix of revenues coming from our higher-margin Right Management career transition business.

We recorded a net loss on the sale of our Russia business of $8.0 million, which was comprised of a $9.7 million loss in selling and administrative expenses, offset by a $1.7 million gain in interest and other expenses. We also incurred acquisition integration costs of $3.7 million in the first quarter of 2022 relating to our Experis acquisition, which closed in the fourth quarter of 2021.

Our operating profit increased 40.9% in the first quarter of 2022 while our operating profit margin increased 70 basis points compared to the first quarter of 2021. Excluding the loss of $9.7 million in selling and administrative expenses from the disposition of our Russia business and acquisition integration costs of $3.7 incurred in the first quarter of 2022, our operating profit was up 54.6% while operating profit margin was up 100 basis points compared to the first quarter of 2021. The operating profit margin increased due to the improvement in our gross profit margin.

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

Operating Results - Three Months Ended March 31, 2022 and 2021

The following table presents selected consolidated financial data for the three months ended March 31, 2022 as compared to 2021.

(in millions, except per share data)	2022	2021	Variance	Constant Currency Variance
Revenues from services	$5,143.3	$4,924.4	4.4%	9.8%
Cost of services	4,246.2	4,156.3	2.2%	7.6%
Gross profit	897.1	768.1	16.8%	22.2%
Gross profit margin	17.4%	15.6%
Selling and administrative expenses	758.4	669.7	13.2%	18.2%
Operating profit	138.7	98.4	40.9%	49.3%
Operating profit margin	2.7%	2.0%
Interest and other expenses, net	2.7	5.4	(50.8)%
Earnings before income taxes	136.0	93.0	46.3%	54.7%
Provision for income taxes	44.4	31.0	43.2%
Effective income tax rate	32.6%	33.3%
Net earnings	$91.6	$62.0	47.8%	56.3%
Net earnings per share – diluted	$1.68	$1.11	51.4%	60.4%
Weighted average shares – diluted	54.4	55.7	(2.3)%

The year-over-year increase in revenues from services of 4.4% (9.8% in constant currency and 6.5% in organic constant currency) was attributed to:

•
a revenue increase in the United States of 46.1% (15.2% on an organic basis) primarily driven by our Experis acquisition in the fourth quarter of 2021, increased demand for our staffing/interim services, an increase in our permanent recruitment business of 89.4% (78.0% on an organic basis), including our RPO offering, and increased demand for our MSP offering; and
•
a revenue increase in Southern Europe of 1.6% (8.4% in constant currency). France, the largest market in Southern Europe, experienced a revenue increase of 0.3% (7.7% in constant currency), which was primarily due to the increased demand for our Manpower staffing services and a 29.7% increase (39.3% in constant currency) in the permanent recruitment business. Italy, also part of Southern Europe, experienced a revenue increase of 10.5% (18.6% in constant currency), which was primarily due to the increased demand for our Manpower staffing services and Experis interim services and a 38.7% increase (49.0% in constant currency) in the permanent recruitment business; partially offset by
•
a revenue decrease in Northern Europe of 3.5% (increase of 2.0% in constant currency), primarily due to the unfavorable impact of foreign currency exchange rates and the disposition of our Russia business, partially offset by the 50.9% increase (59.8% in constant currency) in the permanent recruitment business. We experienced revenue decreases in the United Kingdom, Germany and the Netherlands of 3.1%, 10.1% and 9.1%, respectively (-0.3%, -3.5% and -2.4%, respectively, in constant currency). The decreases were partially offset by revenue increases in the Nordics and Belgium of 8.0% and 0.1%, respectively (15.9% and 7.5%, respectively, in constant currency);
•
a revenue decrease in APME of 1.5% (increase of 6.0% in constant currency) primarily due to the increased demand for our staffing/interim services and a 10.2% increase (17.9% in constant currency) in our permanent recruitment business, partially offset by the unfavorable impact of change in currency exchange rates and the unfavorable impact of approximately one fewer billing day; and
•
a 5.4% decrease due to the impact of changes in currency exchange rates.

The year-over-year 180 basis point increase in gross profit margin was primarily attributed to:

•
a 90 basis point favorable change in business mix as the higher-margin permanent recruitment business represented a higher percentage of the revenue mix;
•
a 40 basis point favorable impact from the improvement in the staffing/interim margins;
•
a 30 basis point favorable impact from the Experis acquisition in the United States;
•
a 20 basis point favorable impact from the margin improvement in the non-staffing portion of our Experis business; and
•
a 10 basis point favorable impact from direct cost adjustments in Northern Europe; partially offset by
•
a 20 basis point unfavorable change in business mix as the higher-margin Right Management career transition business represented a lower percentage of the revenue mix.

The 13.2% increase in selling and administrative expenses in the first quarter of 2022 (18.2% in constant currency; 13.6% in organic constant currency) was primarily attributed to:

•
a 13.6% increase (18.5% in constant currency and 14.3% in organic constant currency) in personnel costs due to the increase in salary costs related to additional headcount as we invested in incremental recruiters and sales talent to support revenue growth. The increase in salary costs was also due to an increase in variable incentive costs as a result of increased profitability in most markets;
•
a 5.3% increase (10.3% in constant currency and 7.8% in organic constant currency) in non-personnel related costs, excluding acquisition integration costs and loss on the sale of our Russia business incurred in the first quarter of 2022, to support the increase in revenues;
•
a loss on disposition of our Russia business of $9.7 million incurred in the first quarter of 2022;
•
the $3.7 million of acquisition integration costs incurred in the first quarter of 2022; and
•
a 5.0% increase due to the impact of changes in currency exchange rates.

Selling and administrative expenses as a percent of revenues increased 110 basis points in the first quarter of 2022 compared to the first quarter of 2021 due primarily to:

•
a 70 basis point unfavorable impact as personnel costs increased, due to the investment in incremental recruiters and sales talent based on increased market activity, without a similar rate of increase in revenues;
•
a 20 basis point unfavorable impact from the loss on disposition of our Russia business incurred in the first quarter of 2022; and
•
a 10 basis point unfavorable impact from the Experis acquisition integration costs incurred in the first quarter of 2022.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses, net was $2.7 million in the first quarter of 2022 compared to $5.4 million in the first quarter of 2021. Miscellaneous income increased to $6.7 million in the first quarter of 2022 from $4.2 million in the first quarter of 2021 primarily due to a translation gain from the sale of a subsidiary and increase in the returns on pension plan assets.

We recorded income tax expense at an effective rate of 32.6% for the three months ended March 31, 2022, as compared to an effective rate of 33.3% for the three months ended March 31, 2021. The 2022 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 25% and a higher level of pre-tax earnings with a more beneficial mix diluting the impact of the French business tax. The 32.6% effective tax rate in the first quarter of 2022 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

Net earnings per share - diluted was $1.68 in the first quarter of 2022 compared to $1.11 in the first quarter of 2021. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.10 per share in the first quarter of 2022. The net loss from the disposition of our Russia business in the first quarter of 2022 negatively impacted net earnings per share – diluted by approximately $0.15 in the first quarter of 2022. The acquisition integration costs in the first quarter of 2022 negatively impacted net earnings per share - diluted by approximately $0.05, net of tax.

Weighted average shares - diluted decreased to 54.4 million in the first quarter of 2022 from 55.7 million in the first quarter of 2021. This decrease was due to the impact of share repurchases completed since the first quarter of 2021, partially offset by shares issued as a result of exercises and vesting of share-based awards.

Segment Operating Results

Americas

In the Americas, revenues from services increased 24.8% (25.7% in constant currency and 6.9% in organic constant currency) in the first quarter of 2022 compared to the first quarter of 2021. In the United States (which represents 71% of the America's revenues), revenues from services increased 46.1% (15.2% on an organic basis) in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by the Experis acquisition in the United States in the fourth quarter of 2021, increased demand for our staffing/interim services, an increase in our permanent recruitment business of 89.4% (78.0% on an organic basis), including our RPO offering, and increased demand for our MSP offering. In Other Americas, revenues from services decreased 8.2% (-5.9% in constant currency) in the first quarter of 2022 compared to the first quarter of 2021 primarily due to decreased demand for our Manpower staffing services and the unfavorable impact of currency exchange rates, partially offset by the increase in our permanent recruitment business of 83.6% (89.5% in constant currency). This decline was driven by a decrease in Mexico of 61.6% (61.3% in constant currency) due to labor legislation implemented in the third quarter of 2021 that prohibits the provision of traditional temporary staffing services, only allowing outsourced worker assignments for specialized services outside of the client's core business. Although we believe the new labor legislation will continue to result in significant comparative revenue reductions in Mexico over the next two quarters, we believe the shift will improve the margins of our Mexico business over time. Our Mexico operations generated approximately 1.9% of our consolidated global revenues for the year ended December 31, 2021. The decline was partially offset by increases in Canada, Colombia, Argentina, Peru and Chile of 23.4%, 20.4%, 14.2%, 11.1% and 42.6%, respectively (23.5%, 32.3%, 18.0%, 15.5% and 59.2%, respectively, in constant currency).

Gross profit margin increased in the first quarter 2022 compared to the first quarter 2021 primarily due to the Experis acquisition, improvements in the staffing/interim margins, increases in our permanent recruitment business and increases in revenues from our higher-margin MSP and RPO offerings in the United States. These increases were partially offset by the unfavorable changes in business mix as the higher-margin Right Management career transition business represented a lower percentage of the revenue mix.

In the first quarter of 2022, selling and administrative expenses increased 35.6% (36.2% in constant currency and 20.3% in organic constant currency), primarily due to the Experis acquisition, an increase in salary-related costs as a result of a higher headcount as we invested in incremental recruiters and sales talent based on increased market activity. The increase in salary-related costs was also due to an increase in variable incentive costs as a result of increased profitability in certain markets. The increase was also due to acquisition integration costs of $3.7 million incurred in the first quarter of 2022 and an increase in consulting costs related to certain technology initiatives.

Operating Unit Profit (“OUP”) margin in the Americas was 5.8% and 4.4% for the first quarter of 2022 and 2021, respectively. In the United States, OUP margin increased to 6.6% in the first quarter of 2022 from 4.8% in the first quarter of 2021 primarily due to the Experis acquisition, increased operating leverage, an increase in the gross profit margin and an increase in salary-related costs due to higher headcount, partially offset by the acquisition integration costs incurred in the first quarter of 2022. Other Americas OUP margin increased to 4.0% in the first quarter of 2022 from 3.8% in the first quarter of 2021 primarily due to the gross profit margin improvement.

Southern Europe

In Southern Europe, revenues from services increased 1.6% (8.4% in constant currency) in the first quarter of 2022 compared to the first quarter of 2021. In the first quarter of 2022, revenues from services increased 0.3% (7.7% in constant currency) in France (which represents 54% of Southern Europe’s revenues) and increased 10.5% (18.6% in constant currency) in Italy (which represents 20% of Southern Europe’s revenues). The increase in France is primarily due to the increased demand for our Manpower staffing services, although supply chain constraints impacted the demand for our services from our automotive clients, a 29.7% increase (39.3% in constant currency) in the permanent recruitment business, partially offset by the unfavorable impact of changes in currency exchange rates. The increase in Italy was primarily due to the increased demand for our Manpower staffing services and Experis interim services and a 38.7% increase (49.0% in constant currency) in the permanent recruitment business, partially offset by the unfavorable impact of changes in currency exchange rates. In Other Southern Europe, revenues from services decreased 2.1% (2.7% increase in constant currency) during the first quarter of 2022 compared to the first quarter of 2021, due to the unfavorable impact of changes in currency exchange rates, partially offset by increased demand for our Manpower staffing services and an increase in our permanent recruitment business of 37.2% (45.3% in constant currency).

Gross profit margin increased in the first quarter of 2022 compared to the first quarter of 2021. The increase was primarily due to the increase in our staffing/interim margins in several markets and the increase of 34.8% (44.1% in constant currency) in the permanent recruitment business.

Selling and administrative expenses increased 1.0% (7.8% in constant currency) during the first quarter of 2022 compared to the first quarter of 2021 primarily due to the increase in salary-related costs due to higher headcount to support an increase in revenues in the quarter, and an increase in variable incentive costs as a result of increased profitability in certain markets. The increase is also due to the higher non-personnel related costs to support the growth in revenues and the unfavorable impact of changes in currency exchange rates.

OUP margin in Southern Europe was 4.3% for the first quarter of 2022 compared to 3.4% for the first quarter of 2021. In France, the OUP margin was 4.2% for the first quarter of 2022 compared to 3.6% for the first quarter of 2021. The increase in France was primarily due to our ability to increase revenues without a similar increase in expenses and the increase in the gross profit margin. In Italy, the OUP margin increased to 6.5% for the first quarter of 2022 from 4.8% for the first quarter of 2021 primarily due to our ability to increase revenues without a similar increase in expenses and the increase in the gross profit margin. Other Southern Europe’s OUP margin increased to 3.0% in the first quarter of 2022 from 2.0% in the first quarter of 2021, primarily due to the increase in the gross profit margin.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 38%, 23%, 13%, 10%, and 7%, respectively, of Northern Europe’s revenues), revenues from services decreased 3.5% (2.0% increase in constant currency and 3.8% in organic constant currency) in the first quarter of 2022 compared to the first quarter of 2021. We experienced revenue decreases in the United Kingdom, Germany and the Netherlands of 3.1%, 10.1% and 9.1%, respectively (-0.3%, -3.5% and -2.4%, respectively, in constant currency). The decreases were partially offset by revenue increases in the Nordics and Belgium of 8.0% and 0.1%, respectively (15.9% and 7.5%, respectively, in constant currency). The revenue decrease in Northern Europe was primarily due to the unfavorable impact of changes in currency exchange rates and the sale of our Russia business, partially offset by increased demand for our Experis staffing services and the 50.9% increase (59.8% in constant currency) in the permanent recruitment business.

Gross profit margin increased in the first quarter of 2022 compared to the first quarter of 2021 primarily due to increases in our staffing/interim margins, a direct cost adjustment and the increases in our permanent recruitment business.

Selling and administrative expenses increased 10.0% (16.8% in constant currency) in the first quarter of 2022 compared to the first quarter of 2021. The increase is primarily due to the increase in salary-related costs due to higher headcount, the loss on the sale of our Russia business, and the increases in non-personnel related costs to support the increase in revenues.

OUP margin for Northern Europe decreased to 0.3% in the first quarter of 2022 from 0.4% in the first quarter of 2021.The decrease was primarily due to the loss on the sale of our Russia business, partially offset by the increase in gross profit margin.

APME

Revenues from services decreased 1.5% (6.0% increase in constant currency) in the first quarter of 2022 compared to the first quarter of 2021. In Japan (which represents 47% of APME’s revenues), revenues from services increased 2.5% (12.5% in constant currency) due to the increase in our Experis business, increased demand for our Manpower staffing services and a 26.0% increase (38.1% in constant currency) in our permanent recruitment business, partially offset by the unfavorable impact of currency exchange rates. In Australia (which represents 12% of APME’s revenues), revenues from services decreased 31.7% (27.1% in constant currency) due to the exit of a low margin client arrangement in the second quarter of 2021. The revenue increase in the remaining markets in APME is primarily due the increased demand for our staffing/interim services and a 10.2% increase (17.9% in constant currency) in our permanent recruitment business, partially offset by the unfavorable impact of change in currency exchange rates and the unfavorable impact of approximately one fewer billing day.

Gross profit margin increased in the first quarter 2022 compared to the first quarter 2021 primarily due to the increase in our staffing/interim margins and the increase of 10.2% (17.9% in constant currency, respectively) in our permanent recruitment business.

Selling and administrative expenses increased 3.6% (11.3% in constant currency) in the first quarter of 2022 compared to the first quarter of 2021. The increase is primarily due to the increase in salary-related costs due to higher headcount to support an increase in revenues and increase in variable incentive costs as a result of increase in profitability in certain markets, and the increases in non-personnel related costs to support the increases in revenues.

OUP margin for APME increased to 3.1% in the first quarter of 2022 from 3.0% in the first quarter of 2021 due to the increase in the gross profit margin.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended March 31, 2022 Compared to 2021
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	889.4	46.1%	—	46.1%	30.9%	15.2%
Other Americas	361.8	(8.2)%	(2.3)%	(5.9)%	—	(5.9)%
	1,251.2	24.8%	(0.9)%	25.7%	18.8%	6.9%
Southern Europe:
France	1,192.4	0.3%	(7.4)%	7.7%	—	7.7%
Italy	445.0	10.5%	(8.1)%	18.6%	—	18.6%
Other Southern Europe	556.5	(2.1)%	(4.8)%	2.7%	—	2.7%
	2,193.9	1.6%	(6.8)%	8.4%	—	8.4%
Northern Europe	1,094.5	(3.5)%	(5.5)%	2.0%	(1.8)%	3.8%
APME	618.2	(1.5)%	(7.5)%	6.0%	—	6.0%
	5,157.8
Intercompany Eliminations	(14.5)
Consolidated	5,143.3	4.4%	(5.4)%	9.8%	3.3%	6.5%
Gross Profit	897.1	16.8%	(5.4)%	22.2%	5.6%	16.6%
Selling and Administrative Expenses	758.4	13.2%	(5.0)%	18.2%	4.6%	13.6%
Operating Profit	138.7	40.9%	(8.4)%	49.3%	12.9%	36.4%
(a)
In millions for the three months ended March 31, 2022.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2022, we had $703.0 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

Cash provided by operating activities was $70.6 million and $140.9 million during the three months ended March 31, 2022 and 2021, respectively. Changes in operating assets and liabilities utilized $66.1 million of cash during the three months ended March 31, 2022 compared to $58.9 million generated during the three months ended March 31, 2021. These changes were primarily attributable to the decrease in accounts payable due to timing. Accounts receivable decreased to $5,440.0 million as of March 31, 2022 from $5,448.2 million as of December 31, 2021 due to the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by two days to 57 days as of March 31, 2022 from December 31, 2021 due to higher activity levels and to unfavorable mix changes, with higher growth in countries with a higher average DSO.

The nature of our operations is such that our most significant current asset is accounts receivable and our most significant current liabilities are payroll related costs, which are generally paid either weekly or monthly. As the demand for our services increases, as we experienced during the three months ended March 31, 2022, we generally experience an increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows.

Conversely, as the demand for our services declines, we generally experience a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. This may result in an increase in our operating cash flows; however, any such increase would not be expected to be sustained in the event that an economic downturn continued for an extended period.

Capital expenditures were $19.4 million for the three months ended March 31, 2022 compared to $12.7 million for the three months ended March 31, 2021. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The higher expenditures in 2022 compared to 2021 are primarily due to additional technology investments and the timing of capital expenditures.

From time to time, we acquire and invest in companies throughout the world, including franchises. No cash consideration was paid during the three months ended March 31, 2022. For the three months ended March 31, 2021, the total cash consideration paid for acquisitions, net of cash acquired, was $12.9 million, which represents consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. On January 17, 2022, we disposed of our Russia business in our Northern Europe segment for cash proceeds of $3.2 million and simultaneously entered into a franchise agreement with the new owner of the Russia business. In connection with the disposition, we recognized a one-time net loss on disposition of $8.0 million.

Net debt payments were $28.0 million in the three months ended March 31, 2022, as compared to net debt borrowings of $2.8 million in the three months ended March 31, 2021. The 2022 payments include a $25.0 million repayment into our revolving debt facility, against which we had outstanding borrowings of $75.0 million as of December 31, 2021 related to the Experis acquisition. We intend to repay the remaining $50.0 million over the next six months.

Our €500.0 million notes and €400.0 million notes are due June 2026 and September 2022, respectively. We plan to refinance the €400.0 million notes. When the €500.0 million notes mature, we plan to either repay the amounts with available cash or borrowings under our $600.0 million revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets upon replacement of either the €500.0 million or €400.0 million notes.

As of March 31, 2022, we had $50.0 million borrowings and letters of credit of $0.4 million issued under our $600.0 million revolving credit facility. Additional borrowings of $549.6 million were available to us under the facility as of March 31, 2022.

The $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.92 to 1 and a fixed charge coverage ratio of 5.56 to 1 as of March 31, 2022. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2022, such uncommitted credit lines totaled $340.9 million, of which $319.7 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $278.8 million could have been made under these lines as of March 31, 2022.

We have assessed our liquidity position as of March 31, 2022 and for the near future. As of March 31, 2022, our cash and cash equivalents balance was $777.3 million. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 million of additional cash, of which just $50.0 million was used as of March 31, 2022, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $200.0 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines of up to $300.0 million ($600.0 million in the third quarter) to meet the working capital needs of our subsidiaries, of which $278.8 million was available to use as of March 31, 2022. Our €500.0 million notes and €400.0 million notes that total $992.7 million as of March 31, 2022 mature in June 2026 and September 2022, and we plan to refinance the €400.0 million note in 2022. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

The Board of Directors declared a semi-annual dividend of $1.36 and $1.26 per share, respectively, on May 6, 2022 and May 7, 2021, respectively. The 2022 dividends are payable on June 15, 2022 to shareholders of record as of June 1, 2022. The 2021 dividends were paid on June 15, 2021 to shareholders of record as of June 1, 2021.

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization was in addition to the August 2019 Board authorization to purchase 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first quarter of 2022, we repurchased a total of 0.6 million shares under the 2019 authorization at a cost of $59.9 million. During the first quarter of 2021, we repurchased a total of 1.1 million shares under the 2019 authorization at a cost of $100.1 million. As of March 31, 2022, there were 4.0 million and 0.6 million shares remaining authorized for repurchase under the 2021 authorization and 2019 authorization, respectively.

We had aggregate commitments of $2,061.7 million as of March 31, 2022 related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,156.7 million as of December 31, 2021.

We also have entered into guarantee contracts and stand-by letters of credit totaling $766.4 million and $769.3 million as of March 31, 2022 and December 31, 2021, respectively ($718.8 million and $717.7 million for guarantees, respectively, and $47.6 million and $51.6 million for stand-by letters of credit as of March 31, 2022 and December 31, 2021, respectively). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.4 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

We did not record any restructuring costs during the three months ended March 31, 2022 or 2021. During the three months ended March 31, 2022, we made payments of $3.2 million out of our restructuring reserve, which is used for severances and office closures and consolidations in multiple countries and territories. We expect a majority of the remaining $20.1 million reserve will be paid by the end of 2022.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2021 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 1A – Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in the 2021 Annual Report on Form 10-K.

The following information updates the fourth paragraph under the heading “Risk Factors— Our results of operations have been and may in the future be materially adversely affected by volatile, negative, or uncertain economic conditions” in our Annual Report on Form 10-K for the year ended December 31, 2021.

There is a risk that economic conditions in European markets may continue to be negatively impacted by events in recent years which, in addition to COVID-19, have included labor unrest, civil protest, heightened trade tensions, and uncertainty around the impacts of the exit of the United Kingdom from the European Union. These events have most recently included the Russia-Ukraine war. There is substantial uncertainty about the future impact of this war on the European economy and the global economy generally. Numerous countries have instituted sanctions and other penalties against Russia. The measures that have been taken, and could be taken in the future, by the U.S., European Union, and others could result in retaliatory action by the Russian government, leading to an escalation and/or expansion in the scope of this conflict. The consequences of this are difficult to predict but may result in further sanctions, regional instability and geopolitical shifts, heightened cybersecurity threats, further disruptions in the global supply chain, volatility in foreign exchange rates and inflationary pressures. Any of these events or trends could have a material adverse effect on our business and operating results, particularly our European operations.

In addition, the continuation or extent to which the Russia-Ukraine war may intensify or expand could exacerbate or heighten many of the other risk factors described in Part I, Item 1A. “Risk Factors” of the 2021 Form 10-K and may have a material adverse effect on our business and operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock. This authorization was in addition to the August 2019 Board authorization to purchase 6.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the first quarter of 2022. As of March 31, 2022, there were 4.0 million and 0.6 million shares remaining authorized for repurchase under the 2021 authorization and 2019 authorization, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1 - 31, 2022	—		$—	—	5,222,640
February 1 - 28, 2022	378,073	(1)	$110.47	297,717	4,924,923
March 1 - 31, 2022	279,986	(2)	$96.83	279,903	4,645,020
Total	658,059		$103.86	577,620	4,645,020

(1) Includes 80,356 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock and performance share units.

(2) Includes 83 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and affiliates, to date in 2022:

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

(c) audit services with respect to certain procedures and certifications where required.

Item 6 – Exhibits

10.1	Form of 2022 Performance Share Unit Agreement under the 2011 Equity Incentive Plan of ManpowerGroup Inc.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: May 6, 2022

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)