Form 10-Q
period 2022-09-30
ManpowerGroup Inc.
filed 2022-11-07
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

September 30, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at November 3, 2022
Common Stock, $.01 par value	50,557,133

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$527.5	$847.8
Accounts receivable, less allowance for doubtful accounts of $107.7 and $121.6, respectively	4,720.3	5,448.2
Prepaid expenses and other assets	174.0	126.7
Total current assets	5,421.8	6,422.7

Other Assets:
Goodwill	1,640.4	1,722.2
Intangible assets, less accumulated amortization of $449.3 and $441.3, respectively	553.9	583.6
Operating lease right-of-use assets	306.7	373.4
Other assets	529.7	610.2
Total other assets	3,030.7	3,289.4

Property and Equipment:
Land, buildings, leasehold improvements and equipment	537.3	594.9
Less: accumulated depreciation and amortization	432.9	478.1
Net property and equipment	104.4	116.8
Total assets	$8,556.9	$9,828.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2022	December 31, 2021
Current Liabilities:
Accounts payable	$2,584.4	$3,039.2
Employee compensation payable	236.7	299.4
Accrued liabilities	536.2	584.7
Accrued payroll taxes and insurance	663.2	789.1
Value added taxes payable	416.3	515.5
Short-term borrowings and current maturities of long-term debt	13.2	552.6
Total current liabilities	4,450.0	5,780.5

Other Liabilities:
Long-term debt	883.0	565.7
Long-term operating lease liability	216.9	275.8
Other long-term liabilities	590.4	675.2
Total other liabilities	1,690.3	1,516.7

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 118,024,212 and 117,762,065 shares, respectively	1.2	1.2
Capital in excess of par value	3,472.3	3,444.7
Retained earnings	3,888.5	3,634.6
Accumulated other comprehensive loss	(533.2)	(389.4)
Treasury stock at cost, 67,091,012 and 64,165,136 shares, respectively	(4,422.7)	(4,169.4)
Total ManpowerGroup shareholders’ equity	2,406.1	2,521.7
Noncontrolling interests	10.5	10.0
Total shareholders’ equity	2,416.6	2,531.7
Total liabilities and shareholders’ equity	$8,556.9	$9,828.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues from services	$4,800.9	$5,140.6	$15,018.3	$15,342.1
Cost of services	3,922.4	4,287.6	12,321.5	12,860.9
Gross profit	878.5	853.0	2,696.8	2,481.2
Selling and administrative expenses	717.0	702.5	2,215.9	2,062.4
Operating profit	161.5	150.5	480.9	418.8
Interest and other expenses, net	4.7	4.9	14.1	13.1
Earnings before income taxes	156.8	145.6	466.8	405.7
Provision for income taxes	45.5	47.9	141.7	134.4
Net earnings	$111.3	$97.7	$325.1	$271.3
Net earnings per share – basic	$2.15	$1.80	$6.18	$4.96
Net earnings per share – diluted	$2.13	$1.77	$6.10	$4.90
Weighted average shares – basic	51.7	54.3	52.6	54.7
Weighted average shares – diluted	52.3	55.2	53.3	55.4

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net earnings	$111.3	$97.7	$325.1	$271.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(147.9)	(31.7)	(305.9)	(99.9)
Translation adjustments on derivative instruments, net of income taxes of $15.5, $5.9, $36.2 and $16.1, respectively	86.4	8.7	158.0	44.1
Translation adjustments of long-term intercompany loans	(0.4)	(0.5)	1.1	5.7
Unrealized adjustments on interest rate swap	(0.1)	—	1.9	—
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.2, $1.5, $0.5 and $4.1, respectively	0.3	1.2	1.1	2.8
Total other comprehensive loss	(61.7)	(22.3)	(143.8)	(47.3)
Comprehensive income	$49.6	$75.4	$181.3	$224.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net earnings	$325.1	$271.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63.9	50.9
Loss on sales of subsidiaries, net	3.9	—
Deferred income taxes	1.5	(20.5)
Provision for doubtful accounts	7.2	13.7
Share-based compensation	29.2	26.7
Changes in operating assets and liabilities:
Accounts receivable	195.9	(354.0)
Other assets	5.3	9.7
Other liabilities	(342.8)	385.1
Cash provided by operating activities	289.2	382.9

Cash Flows from Investing Activities:
Capital expenditures	(55.9)	(39.7)
Acquisition of businesses, net of cash acquired	(16.4)	(7.1)
Proceeds from the sales of subsidiaries and property and equipment	7.0	2.2
Cash used in investing activities	(65.3)	(44.6)

Cash Flows from Financing Activities:
Net change in short-term borrowings	(1.5)	0.1
Repayments of revolving debt facility	(75.0)	—
Proceeds from long-term debt	421.1	0.4
Repayments of long-term debt	(412.1)	(2.2)
Payments for debt issuance costs	(2.4)	—
Proceeds from derivative settlement	2.0	—
Payments of contingent consideration for acquisitions	(1.7)	(6.2)
Proceeds from share-based awards	0.4	5.3
Payments to noncontrolling interests	(1.0)	(1.2)
Other share-based award transactions	(8.4)	(4.6)
Repurchases of common stock	(245.0)	(150.1)
Dividends paid	(71.2)	(68.3)
Cash used in financing activities	(394.8)	(226.8)

Effect of exchange rate changes on cash	(149.4)	(66.0)
Change in cash and cash equivalents	(320.3)	45.5

Cash and cash equivalents, beginning of period	847.8	1,567.1
Cash and cash equivalents, end of period	$527.5	$1,612.6

Supplemental Cash Flow Information:
Interest Paid	$30.9	$33.4
Income taxes paid, net	$150.9	$114.3
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$37.5	$35.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2021	117,762,065	$1.2	$3,444.7	$3,634.6	$(389.4)	$(4,169.4)	$10.0	$2,531.7
Net earnings				91.6				91.6
Other comprehensive loss					(10.2)			(10.2)
Issuances under equity plans	246,804		(0.1)			(8.2)		(8.3)
Share-based compensation expense			10.6					10.6
Repurchases of common stock						(59.9)		(59.9)
Noncontrolling interest transactions							0.6	0.6
Balance, March 31, 2022	118,008,869	$1.2	$3,455.2	$3,726.2	$(399.6)	$(4,237.5)	$10.6	$2,556.1
Net earnings				122.2				122.2
Other comprehensive loss					(71.9)			(71.9)
Issuances under equity plans	1,062		(0.4)			0.1		(0.3)
Share-based compensation expense			11.0					11.0
Dividends				(71.2)				(71.2)
Repurchases of common stock						(100.1)		(100.1)
Noncontrolling interest transactions							(1.0)	(1.0)
Balance, June 30, 2022	118,009,931	$1.2	$3,465.8	$3,777.2	$(471.5)	$(4,337.5)	$9.6	$2,444.8
Net earnings				111.3				111.3
Other comprehensive loss					(61.7)			(61.7)
Issuances under equity plans	14,281		(0.2)			(0.2)		(0.4)
Share-based compensation expense			7.6					7.6
Repurchases of common stock						(85.0)		(85.0)
Noncontrolling interest transactions			(0.9)				0.9	-
Balance, September 30, 2022	118,024,212	$1.2	$3,472.3	$3,888.5	$(533.2)	$(4,422.7)	$10.5	$2,416.6

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2020	117,555,991	$1.2	$3,402.5	$3,388.8	$(397.3)	$(3,954.2)	$12.6	$2,453.6
Net earnings				62.0				62.0
Other comprehensive loss					(40.5)			(40.5)
Issuances under equity plans	169,192		1.0			(4.6)		(3.6)
Share-based compensation expense			7.5					7.5
Repurchases of common stock						(100.1)		(100.1)
Noncontrolling interest transactions							(1.5)	(1.5)
Balance, March 31, 2021	117,725,183	$1.2	$3,411.0	$3,450.8	$(437.8)	$(4,058.9)	$11.1	$2,377.4
Net earnings				111.6				111.6
Other comprehensive income					15.5			15.5
Issuances under equity plans	25,653		2.7			(0.1)		2.6
Share-based compensation expense			9.4					9.4
Dividends				(68.3)				(68.3)
Repurchases of common stock						(50.0)		(50.0)
Noncontrolling interest transactions							(1.5)	(1.5)
Balance, June 30, 2021	117,750,836	$1.2	$3,423.1	$3,494.1	$(422.3)	$(4,109.0)	$9.6	$2,396.7
Net earnings				97.7				97.7
Other comprehensive loss					(22.3)			(22.3)
Issuances under equity plans	7,187		1.1					1.1
Share-based compensation expense			9.8					9.8
Noncontrolling interest transactions							0.2	0.2
Balance, September 30, 2021	117,758,023	$1.2	$3,434.0	$3,591.8	$(444.6)	$(4,109.0)	$9.8	$2,483.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

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

A rollforward of our allowance for doubtful accounts is shown below:

Nine Months Ended September 30, 2022
Balance, December 31, 2021	$121.6
Provisions charged to earnings	7.2
Write-offs	(7.2)
Translation adjustments	(13.9)
Balance, September 30, 2022	$107.7

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2022 and determined that there was no impairment of our goodwill or indefinite-lived intangible assets.

The table below provides our reporting units' estimated fair values and carrying values, determined as part of our annual goodwill impairment test performed in the third quarter, representing approximately 85% of our consolidated goodwill balance as of September 30, 2022.

(in millions)	United States	France	United Kingdom	Canada	Netherlands
Estimated fair values	$2,650.4	$2,372.2	$359.0	$240.7	$115.1
Carrying values	1,758.5	841.4	249.9	127.1	115.0

The fair value of each reporting unit at the time of our annual impairment test was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the Netherlands reporting unit, which is part of the Northern Europe segment. The Netherlands reporting unit had a fair value that approximated its carrying value. Key assumptions included in the Netherlands discounted cash flow valuation performed during the third quarter of 2022 included a discount rate of 12.5%, revenue growth for the next 10 years ranging from 3.0% to 8.4%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 4.0%. Management continues to closely monitor the results of the reporting unit and comparisons to the key assumptions used in our fair value estimate, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting unit. The performance of the Netherlands reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for impairment in the Netherlands reporting unit. If the Netherlands reporting unit cannot improve from its current operating levels and meet its operating targets to achieve the growth and margin assumptions noted above, or if there is deterioration in the market due to macroeconomic conditions, some or all of the recorded goodwill for the Netherlands reporting unit, which was $96.8 as of September 30, 2022, could be subject to impairment.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to September 30, 2022, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $27.4 as of September 30, 2022 and $34.8 as of December 31, 2021.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended September 30,
	2022					2021
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$730.2	$64.6	$54.4	$37.4	$886.6	$525.0	$46.1	$40.4	$33.4	$644.9
Other Americas	325.5	13.0	13.0	1.7	353.2	328.8	12.6	9.7	1.6	352.7
	1,055.7	77.6	67.4	39.1	1,239.8	853.8	58.7	50.1	35.0	997.6
Southern Europe:
France	1,071.8	61.9	12.9	12.9	1,159.5	1,220.0	79.6	12.7	4.7	1,317.0
Italy	372.8	6.7	11.1	4.5	395.1	432.4	8.7	11.0	4.3	456.4
Other Southern Europe	390.8	77.0	15.3	2.1	485.2	501.8	90.6	14.0	2.8	609.2
	1,835.4	145.6	39.3	19.5	2,039.8	2,154.2	178.9	37.7	11.8	2,382.6
Northern Europe	840.1	51.3	42.9	19.8	954.1	1,049.3	62.4	37.0	17.9	1,166.6
APME	447.8	91.8	38.0	9.3	586.9	461.2	103.7	36.0	10.3	611.2
	4,179.0	366.3	187.6	87.7	4,820.6	4,518.5	403.7	160.8	75.0	5,158.0
Intercompany Eliminations					(19.7)					(17.4)
Total					$4,800.9					$5,140.6

	Nine Months Ended September 30,
	2022					2021
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$2,212.8	$187.6	$166.6	$112.9	$2,679.9	$1,562.1	$108.4	$100.8	$111.2	$1,882.5
Other Americas	994.3	37.5	37.1	4.9	1,073.8	1,097.5	33.5	23.7	7.6	1,162.3
	3,207.1	225.1	203.7	117.8	3,753.7	2,659.6	141.9	124.5	118.8	3,044.8
Southern Europe:
France	3,323.2	200.5	45.8	20.6	3,590.1	3,545.1	249.7	40.5	17.4	3,852.7
Italy	1,214.5	24.0	39.3	16.6	1,294.4	1,257.3	24.6	32.5	13.9	1,328.3
Other Southern Europe	1,237.3	258.3	47.0	8.0	1,550.6	1,458.2	277.5	38.9	9.7	1,784.3
	5,775.0	482.8	132.1	45.2	6,435.1	6,260.6	551.8	111.9	41.0	6,965.3
Northern Europe	2,717.4	159.0	135.2	64.1	3,075.7	3,135.7	193.8	102.6	58.8	3,490.9
APME	1,366.5	299.9	115.7	26.7	1,808.8	1,407.5	304.2	113.2	33.6	1,858.5
	13,066.0	1,166.8	586.7	253.8	15,073.3	13,463.4	1,191.7	452.2	252.2	15,359.5
Intercompany Eliminations					(55.0)					(17.4)
Total					$15,018.3					$15,342.1

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended September 30,
	2022			2021
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$855.7	$30.9	$886.6	$623.2	$21.7	$644.9
Other Americas	345.1	8.1	353.2	346.6	6.1	352.7
	1,200.8	39.0	1,239.8	969.8	27.8	997.6
Southern Europe:
France	1,147.8	11.7	1,159.5	1,305.5	11.5	1,317.0
Italy	385.0	10.1	395.1	446.3	10.1	456.4
Other Southern Europe	472.9	12.3	485.2	598.0	11.2	609.2
	2,005.7	34.1	2,039.8	2,349.8	32.8	2,382.6
Northern Europe	919.4	34.7	954.1	1,135.1	31.5	1,166.6
APME	565.3	21.6	586.9	590.5	20.7	611.2
	4,691.2	129.4	4,820.6	5,045.2	112.8	5,158.0
Intercompany Eliminations			(19.7)			(17.4)
Total			$4,800.9			$5,140.6

	Nine Months Ended September 30,
	2022			2021
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$2,585.5	$94.4	$2,679.9	$1,829.6	$52.9	$1,882.5
Other Americas	1,050.8	23.0	1,073.8	1,147.2	15.1	1,162.3
	3,636.3	117.4	3,753.7	2,976.8	68.0	3,044.8
Southern Europe:
France	3,548.2	41.9	3,590.1	3,815.5	37.2	3,852.7
Italy	1,258.3	36.1	1,294.4	1,297.9	30.4	1,328.3
Other Southern Europe	1,512.1	38.5	1,550.6	1,752.5	31.8	1,784.3
	6,318.6	116.5	6,435.1	6,865.9	99.4	6,965.3
Northern Europe	2,965.3	110.4	3,075.7	3,402.0	88.9	3,490.9
APME	1,742.9	65.9	1,808.8	1,796.7	61.8	1,858.5
	14,663.1	410.2	15,073.3	15,041.4	318.1	15,359.5
Intercompany Eliminations			(55.0)			(17.4)
Total			$15,018.3			$15,342.1

(4) Share-Based Compensation Plans

During the three months ended September 30, 2022 and 2021, we recognized share-based compensation expense of $7.6 and $9.8, respectively, and $29.2 and $26.7 for the nine months ended September 30, 2022 and 2021, respectively. The expense relates to stock options, deferred stock, restricted stock and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $0.4 and $5.3 for the nine months ended September 30, 2022 and 2021, respectively.

(5) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. For the nine months ended September 30, 2022 and 2021, the total cash consideration paid for acquisitions, net of cash acquired, was $18.1 and $13.3, respectively. The 2022 payments primarily represent a consideration payment for the acquisition of Tingari, a talent solutions company in France, and contingent consideration payments associated with previous acquisitions. The 2021 payments mainly relate to franchise acquisitions in the United States and a contingent consideration payment associated with a previous acquisition.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. On January 17, 2022, we disposed of our Russia business in our Northern Europe segment for cash proceeds of $3.2 and simultaneously entered into a franchise agreement with the new owner of the Russia business. In connection with the disposition, we recognized a one-time net loss on disposition of $8.0. On September 30, 2022, our Belgium business disposed of its Service Voucher Division and recognized a one-time gain of $4.1.

On October 1, 2021, we acquired ettain group, one of the largest privately held IT resourcing and services providers in North America. Effective that date, ettain group became part of our Experis business in the Americas segment. The acquisition is intended to accelerate our strategy of diversifying our business mix into higher growth and higher value services. The aggregate cash consideration paid was $930.9. Of the total consideration paid, $925.0 was for the acquired interests and the remaining $5.9 was for excess working capital and cash. The transaction was funded through cash on hand and a $150.0 draw on our revolving credit facility, which was fully repaid as of September 30, 2022. We finalized the purchase accounting as of September 30, 2022 and recognized post-closing working capital adjustments of $3.4 and income tax adjustments of $3.1 with a corresponding offset to goodwill for the nine months ended September 30, 2022.

The acquisition was accounted for as a business combination, and the assets and liabilities were included in the Consolidated Balance Sheets as of the acquisition date and the results of its operations have been included in the Consolidated Statements of Operations subsequent to the acquisition date.

The following table summarizes the final fair value of the assets and liabilities as of the acquisition date of October 1, 2021.

Cash and cash equivalents	$14.6
Accounts receivable	132.6
Prepaid expenses and other assets	2.6
Operating lease right-of-use asset	8.7
Goodwill	513.1
Intangible assets subject to amortization, customer relationship	360.0
Accounts payable	(21.6)
Employee compensation payable	(14.8)
Accrued liabilities	(28.7)
Accrued payroll taxes and insurance	(6.9)
Value added taxes payable	(3.0)
Long-term operating lease liability	(5.3)
Other long-term liabilities	(20.4)
Total assets and liabilities	$930.9

The customer relationship intangible asset will be amortized over a 15 year useful life. The customer relationship intangible asset and goodwill from the acquisition are partially deductible for income tax purposes. As of December 31, 2021 and September 30, 2022, the carrying value of intangible assets were $354.0 and $336.0, respectively, and the carrying value of goodwill was $519.6 and $513.1, respectively. The goodwill is included within the United States reporting unit and is attributable to the workforce of the acquired business and expected synergies to occur post-acquisition as a result of diversifying the business into higher growth and higher value services.

(6) Restructuring Costs

We did not record any net restructuring costs during the nine months ended September 30, 2022.We recorded restructuring costs of $5.3 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we made payments of $10.9 out of our restructuring reserve, which is used for severance and office closures and consolidations in multiple countries and territories. We expect a majority of the remaining $12.4 reserve will be paid by the end of 2023.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2021	$1.0	$0.8	$21.5	$—	$—	$23.3
Costs paid	(0.7)	(0.5)	(9.7)	—	—	(10.9)
Balance, September 30, 2022	$0.3	$0.3	$11.8	$—	$—	$12.4

(1) Balances related to the United States were $0.2 and $0.1 as of December 31, 2021 and September 30, 2022, respectively.

(2) Balances related to France were $0.6 and $0.2 as of December 31, 2021 and September 30, 2022, respectively. Balances related to Italy were $0.3 and $0.1 as of December 31, 2021 and September 30, 2022, respectively.

(7) Income Taxes

We recorded income tax expense at an effective rate of 29.0% for the three months ended September 30, 2022, as compared to an effective rate of 32.9% for the three months ended September 30, 2021. The 2022 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 25% and a higher level of pre-tax earnings with a more beneficial mix diluting the impact of the French business tax. The 29.0% effective tax rate for the three months ended September 30, 2022 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

We recorded income tax expense at an effective rate of 30.3% for the nine months ended September 30, 2022, as compared to an effective rate of 33.1% for the nine months ended September 30, 2021. The 2022 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 25% and a higher level of pre-tax earnings with a more beneficial mix diluting the impact of the French business tax. The 30.3% effective tax rate for the nine months ended September 30, 2022 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

As of September 30, 2022, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $77.2. If recognized, the entire amount would favorably affect the effective tax rate except for $6.0. As of December 31, 2021, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $71.8. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2015 through 2022 for our major operations in France, Italy, the United Kingdom and the United States. As of September 30, 2022, we were subject to tax audits in Austria, Germany, Israel, Japan, Portugal, Spain and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net earnings available to common shareholders	$111.3	$97.7	$325.1	$271.3
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	51.7	54.3	52.6	54.7
Effect of dilutive securities - stock options	—	0.2	0.1	0.1
Effect of other share-based awards	0.6	0.7	0.6	0.6
Weighted-average common shares outstanding - diluted	52.3	55.2	53.3	55.4
Net earnings per share - basic	$2.15	$1.80	$6.18	$4.96
Net earnings per share - diluted	$2.13	$1.77	$6.10	$4.90

There were 0.7 million and 0.1 million share-based awards excluded from the calculation of net earnings per share - diluted for the three months ended September 30, 2022 and 2021, respectively, because their impact was anti-dilutive. There were 0.5 million and 0.2 million share-based awards excluded from the calculation of net earnings per share - diluted for the nine months ended September 30, 2022 and 2021, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	September 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,640.4	$—	$1,640.4	$1,722.2	$—	$1,722.2
Intangible assets:
Finite-lived:
Customer relationships	$806.6	$430.2	$376.4	$823.4	$421.6	$401.8
Other	20.8	19.1	1.7	23.2	19.7	3.5
	827.4	449.3	378.1	846.6	441.3	405.3
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	123.8	—	123.8	126.3	—	126.3
	175.8	—	175.8	178.3	—	178.3
Total intangible assets	$1,003.2	$449.3	$553.9	$1,024.9	$441.3	$583.6

(1) Balances were net of accumulated impairment loss of $644.2 as of both September 30, 2022 and December 31, 2021.

(2) Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2022 and December 31, 2021.

Total consolidated amortization expense related to intangible assets for the remainder of 2022 is expected to be $9.3 and in each of the next five years as follows: 2023 - $33.5, 2024 - $31.7, 2025 - $29.8, 2026 - $26.5 and 2027 - $25.9.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate(3)	Total
Balance, December 31, 2021	$1,058.9	$146.7	$313.7	$76.9	$126.0	$1,722.2
Acquisitions	(6.5)	8.6	—	—	—	2.1
Currency impact	(4.0)	(18.2)	(51.3)	(10.4)	—	(83.9)
Balance, September 30, 2022	$1,048.4	$137.1	$262.4	$66.5	$126.0	$1,640.4

(1) Balances related to the United States were $1,013.0 and $1,006.5 as of December 31, 2021 and September 30, 2022, respectively. Reduction for acquisitions represents post-closing opening balance adjustments related to the United States Experis acquisition. See Note 5 to the Consolidated Financial Statements for further information.

(2) Balances related to France were $68.2 and $67.1 as of December 31, 2021 and September 30, 2022, respectively. Balances related to Italy were $3.9 and $3.4 as of December 31, 2021 and September 30, 2022, respectively.

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

Goodwill balances by reporting unit were as follows:

	September 30,	December 31,
	2022	2021
United States	$1,085.3	$1,091.7
Netherlands	96.8	112.2
United Kingdom	93.4	110.7
France	73.2	74.3
Canada	40.8	44.5
Other reporting units	250.9	288.8
Total goodwill	$1,640.4	$1,722.2

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

(11) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	Defined Benefit Pension Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$4.7	$5.5	$14.7	$16.6
Interest cost	2.1	1.5	6.6	4.6
Expected return on assets	(3.6)	(3.1)	(11.1)	(9.2)
Net loss	0.5	—	1.4	—
Prior service cost	0.2	1.4	0.5	4.1
Total benefit cost	$3.9	$5.3	$12.1	$16.1

	Retiree Health Care Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest cost	0.1	$0.1	$0.2	$0.2
Prior service credit	(0.2)	(0.2)	(0.6)	(0.6)
Net loss	—	—	0.1	0.1
Total benefit credit	$(0.1)	$(0.1)	$(0.3)	$(0.3)

During the three and nine months ended September 30, 2022, contributions made to our pension plans were $1.3 and $5.8, respectively, and contributions made to our retiree health care plan were $0.3 and $0.9, respectively. During 2022, we expect to make total contributions of approximately $16.0 to our pension plans and to fund our retiree health care payments as incurred.

(12) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	December 31,
	2022	2021
Foreign currency translation	$(486.7)	$(180.8)
Translation gain (loss) on derivative instruments, net of income taxes (benefit) of $19.8 and $(16.4), respectively	139.6	(18.4)
Translation loss on long-term intercompany loans	(132.5)	(133.6)
Gain on interest rate swap	1.9	—
Defined benefit pension plans, net of income tax benefit of $(22.2) and $(22.8), respectively	(55.2)	(56.7)
Retiree health care plan, net of income taxes of $1.5 and $1.6, respectively	(0.3)	0.1
Accumulated other comprehensive loss	$(533.2)	$(389.4)

Noncontrolling Interests

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. We recorded a benefit of $0.1 and an expense of $0.1 for the three months ended September 30, 2022 and 2021, respectively, and an expense of $0.6 and a benefit of $1.0 for the nine months ended September 30, 2022 and 2021, respectively.

Dividends

The Board of Directors declared a semi-annual dividend of $1.36 and $1.26 per share on May 6, 2022 and May 7, 2021, respectively. The 2022 dividends were paid on June 15, 2022 to shareholders of record as of June 1, 2022. The 2021 dividends were paid on June 15, 2021 to shareholders of record as of June 1, 2021.

Share Repurchases

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization was in addition to the August 2019 Board authorization to purchase 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the nine months ended September 30, 2022, we repurchased a total of 2.8 million shares comprised of 1.2 million shares under the 2019 authorization and 1.6 million shares under the 2021 authorization, at a total cost of $245.0. During the nine months ended September 30, 2021, we repurchased 1.5 million shares under the 2019 authorization at a cost of $150.1. As of September 30, 2022, there were 2.4 million shares remaining authorized for repurchase under the 2021 authorization and no shares remaining authorized for repurchase under the 2019 authorization.

(13) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense	$10.7	$9.6	$31.7	$29.5
Interest income	(4.4)	(2.9)	(10.0)	(9.1)
Foreign exchange loss	3.8	1.4	8.9	4.5
Miscellaneous income, net	(5.4)	(3.2)	(16.5)	(11.8)
Interest and other expenses, net	$4.7	$4.9	$14.1	$13.1

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

The €400.0 ($387.8) notes due June 2027 and the €500.0 ($487.2) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of September 30, 2022.

In September 2019, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments which matured in September 2022. In September 2022, we entered into a new cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCI for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	2022	2021	2022	2021
Euro Notes	$61.4	$24.6	$141.2	$57.0
Cross-currency swaps	12.2	1.6	23.4	14.9

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

In April 2019, we entered into a cross-currency swap agreement to convert our intercompany fixed-rate, CHF denominated note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swap agreement is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €202.3 with a fixed annual interest rate of 1.256%. This hedging arrangement has been designated as a cash flow hedge. The swap had an original maturity of April 2022, which aligned to the term of the intercompany note. On March 17, 2022, we settled the swap ahead of its maturity date, resulting in a net cash inflow of $19.2. We simultaneously entered into new cross-currency swaps, which we account for as fair value hedges, with maturity dates of April 2024. In September 2019, we entered into a cross-currency swap agreement to convert an additional intercompany fixed-rate CHF note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swap is identical to the original April 2019 swap, and fixes the principal of €55.4 with a fixed interest rate of 1.143%. The swap matured in September 2022 and we simultaneously entered into new cross-currency swaps, which we account for as fair value hedges, with maturity dates of September 2024. Refer to the "Fair Value Hedge" section below for additional detail.

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

On June 9, 2022, we entered into a forward starting interest rate swap agreement with a notional amount of €300.0 and a fixed rate of 1.936%, which was accounted for as a cash flow hedge, to hedge the interest rate exposure related to our anticipated issuance of €400.0 notes to repay our existing €400.0 notes maturing in September 2022. Upon the issuance of the notes on June 30, 2022, we settled this forward starting interest rate swap, resulting in a gain of $2.0, which was recorded in accumulated other comprehensive income and will be amortized over the term of the notes as an offset to interest expense.

We assessed the hedging relationship at the inception of the hedges in order to determine whether the derivatives that are used in the transaction are highly effective in offsetting the cash flows of the hedged item and will continue to assess the relationship on an ongoing basis. We use the hypothetical derivative method in conjunction with regression analysis using a third-party valuation to measure effectiveness of our cross-currency swap agreements and our forward currency exchange contracts.

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three and nine months ended September 30, 2022 and 2021:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30,		Location of Gain (Loss) Reclassified	Three Months Ended September 30,
Instrument	2022	2021	from AOCI into Income	2022	2021
Cross-currency swaps	$2.2	$4.0	Interest and other expenses, net	$2.1	$3.9
Foreign currency forward contracts	0.1	(0.2)	Selling and administrative expenses	(0.3)	—
Forward starting interest swap	—	—	Interest and other expenses, net	0.1	—

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,		Location of Gain (Loss) Reclassified	Nine Months Ended September 30,
Instrument	2022	2021	from AOCI into Income	2022	2021
Cross-currency swaps	$4.5	$0.9	Interest and other expenses, net	$4.2	$0.7
Foreign currency forward contracts	(0.2)	(0.2)	Selling and administrative expenses	(0.6)	—
Forward starting interest swap	2.0	—	Interest and other expenses, net	0.1	—

We expect the net amount of pre-tax derivative gains included in AOCI at September 30, 2022 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

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

In September 2022, we entered into a cross-currency swap agreement to hedge our intercompany fixed-rate, CHF denominated note. The economic effect of the swap agreement is to eliminate the uncertainty of cash flows in CHF associated with the note due to changes in foreign currency exchange rates against our Euro functional subsidiary entity. The cross-currency swap matures in September 2024, which aligns the term of the intercompany note and has a fixed interest rate of 1.7975%.

The cross-currency swaps are accounted for as fair value hedges. Gains and losses from the hedge offset the changes in the value of principal on the note due to changes in foreign exchange rates.

The following tables present the impact that the fair value hedges had on our Consolidated Statement of Income for the three and nine months ended September 30, 2022 and 2021:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Recognized in Income	2022	2021	2022	2021
Intercompany CHF note	Interest and other expenses, net	$(8.4)	$—	$(16.1)	$—
Cross-currency swaps	Interest and other expenses, net	8.8	—	16.1	—

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2022 was as follows:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Recognized in Income	2022	2021	2022	2021
Foreign currency forward contracts	Interest and other expenses, net	$(14.7)	$(3.0)	$(27.9)	$(8.5)

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

	Assets
		September 30,	December 31,
	Balance Sheet Location	2022	2021
Instruments designated as net investment hedges:
Cross-currency swaps	Accounts Receivable, net	$1.8	$—
Instruments designated as cash flow hedges:
Cross-currency swaps	Accounts Receivable, net	—	24.7
Instruments designated as fair value hedges:
Cross-currency swaps	Accounts Receivable, net	17.4	—
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts Receivable, net	1.4	—
Total instruments		$20.6	$24.7

	Liabilities
		September 30,	December 31,
	Balance Sheet Location	2022	2021
Instruments designated as net investment hedges:
Euro Notes due in 2022	Short-term borrowings and current maturities of long-term debt	$—	$454.4
Euro Notes due in 2026	Long-term debt	487.2	565.2
Euro Notes due in 2027	Long-term debt	387.8	—
Cross-currency swaps	Accrued liabilities	—	24.2
Instruments designated as cash flow hedges:
Foreign currency forward contracts	Accrued liabilities	0.4	0.2
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	—	5.5
Total instruments		$875.4	$1,049.5

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $826.8 and $1,064.0 as of September 30, 2022 and December 31, 2021, respectively, compared to a carrying value of $875.0 and $1,019.6, respectively.

Our deferred compensation plan assets were $109.2 and $138.0 as of September 30, 2022 and December 31, 2021, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(15) Leases

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$32.1	$35.1	$96.1	$105.5
Short-term lease expense	1.7	1.4	4.3	4.5
Other lease expense(1)	1.3	4.6	10.3	13.6
Total lease expense	$35.1	$41.1	$110.7	$123.6
(1)
Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$93.4	$104.7
Operating ROU assets obtained in exchange for lease obligations	37.5	35.9

	September 30,	December 31,
Supplemental Balance Sheet Information	2022	2021
Operating Leases
Operating lease ROU assets	$306.7	$373.4

Operating lease liabilities - current(1)	$96.4	$110.0
Operating lease liabilities - long-term	216.9	275.8
Total operating lease liabilities	$313.3	$385.8

(1) Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

	September 30,
	2022	2021
Weighted Average Remaining Lease Term
Operating leases	5.0 years	5.0 years
Weighted Average Discount Rate
Operating leases	2.4%	2.8%

Maturities of operating lease liabilities as of September 30, 2022 were as follows:

Period Ending September 30, 2022	Operating Leases
Remainder of 2022	$29.5
2023	94.1
2024	65.8
2025	44.1
2026	32.2
2027	23.6
Thereafter	44.9
Total future undiscounted lease payments	334.2
Less imputed interest	(20.9)
Total operating lease liabilities	$313.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from services:
Americas:
United States (a)	$886.6	$644.9	$2,679.9	$1,882.5
Other Americas	353.2	352.7	1,073.8	1,162.3
	1,239.8	997.6	3,753.7	3,044.8
Southern Europe:
France	1,159.5	1,317.0	3,590.1	3,852.7
Italy	395.1	456.4	1,294.4	1,328.3
Other Southern Europe	485.2	609.2	1,550.6	1,784.3
	2,039.8	2,382.6	6,435.1	6,965.3

Northern Europe	954.1	1,166.6	3,075.7	3,490.9
APME	586.9	611.2	1,808.8	1,858.5
	4,820.6	5,158.0	15,073.3	15,359.5
Intercompany Eliminations	(19.7)	(17.4)	(55.0)	(17.4)
Consolidated (b)	$4,800.9	$5,140.6	$15,018.3	$15,342.1

Operating unit profit: (c)
Americas:
United States	$54.7	$28.2	$177.7	$95.4
Other Americas	16.4	12.6	47.1	45.5
	71.1	40.8	224.8	140.9
Southern Europe:
France	56.6	61.6	168.5	169.9
Italy	29.0	30.8	93.5	81.9
Other Southern Europe	14.7	18.3	45.2	47.6
	100.3	110.7	307.2	299.4

Northern Europe	12.8	16.5	26.9	39.2
APME	23.4	22.6	64.9	63.7
	207.6	190.6	623.8	543.2
Corporate expenses	(37.0)	(36.0)	(114.8)	(110.5)
Intangible asset amortization expense	(9.1)	(4.1)	(28.1)	(13.9)
Operating profit	161.5	150.5	480.9	418.8
Interest and other expenses, net	(4.7)	(4.9)	(14.1)	(13.1)
Earnings before income taxes	$156.8	$145.6	$466.8	$405.7

(a) In the United States, revenues from services included fees received from the related franchise offices of $3.7 and $3.3 for the three months ended September 30, 2022 and 2021, respectively, and $9.7 and $9.4 for the nine months ended September 30, 2022 and 2021, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $121.9 and $121.3 for the three months ended September 30, 2022 and 2021, respectively, and $360.8 and $353.4 for the nine months ended September 30, 2022 and 2021, respectively.

(b) Our consolidated revenues from services include fees received from our franchise offices of $4.4 and $3.9 for the three months ended September 30, 2022 and 2021, respectively, and $11.9 and $11.0 for the nine months ended September 30, 2022 and 2021, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $264.0 and $253.3 for the three months ended September 30, 2022 and 2021, respectively, and $804.8 and $755.9 for the nine months ended September 30, 2022 and 2021, respectively.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on page 37 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

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

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of increased demand, as we experienced in the third quarter of 2022, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses. By contrast, during periods of decreased demand, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues.

As we concluded the third quarter of 2022, we observed strong labor markets and continued solid demand. However, we also believe that downside risks to the global economic outlook have increased significantly. This economic risk is particularly high in Europe, driven by elevated inflation, rising energy prices, the Russia-Ukraine war and higher interest rates. Within Europe, Germany's industrial economy is especially sensitive to increases in energy costs, which could impact other countries given the importance of the German economy. As Europe represents a significant portion of our operations, we continue to monitor economic conditions in our Southern Europe and Northern Europe regions.

During the third quarter of 2022, the significant strengthening of the dollar, particularly against the Euro, had a 12.0% unfavorable impact on revenues from services and an approximately $0.32 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact the translation of reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the third quarter of 2022, we experienced a 24.3% revenue increase in the Americas, primarily driven by our acquisition of the ettain group in the United States in the fourth quarter of 2021, which now operates as part of our Experis brand, and increased demand for our staffing/interim services. We refer to the ettain group acquisition as the "Experis acquisition." During the third quarter of 2022 compared to the third quarter of 2021, revenues decreased -14.4% and -18.2% in Southern Europe and Northern Europe, respectively, primarily due to unfavorable exchange rates and a decrease in our Manpower staffing/interim business. We experienced a -4.0% revenue decrease in APME in the third quarter of 2022 compared to the third quarter of 2021 primarily due to the unfavorable currency exchange rate impact, partially offset by an increase in our Manpower staffing/interim and Experis business.

From a brand perspective, we experienced a revenue decrease in Manpower, and revenue increases in Experis and Talent Solutions during the third quarter of 2022 compared to the third quarter of 2021. The revenue decrease in our Manpower brand was due to the unfavorable currency exchange rate impact, partially offset by solid demand for staffing services and an increase in our permanent recruitment business. In our Experis brand, the revenue increase was primarily due to the Experis acquisition in the United States, improved demand for our interim services and an increase in our permanent recruitment business. On an overall basis, the revenue increase in our Talent Solutions brand, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, was driven mostly by increased demand for our RPO services as the permanent recruitment environment was strong during the quarter.

Our gross profit margin improved in the third quarter of 2022 compared to the third quarter of 2021 primarily due to a favorable change in business mix, particularly in our staffing/interim businesses, and growth in higher margin offerings including our permanent recruitment business which grew 16.1% (27.9% in constant currency and 26.7% in organic constant currency). The increase in gross profit margin was also due a higher percentage of revenue mix coming from our higher-margin professional staffing and Talent Solutions offerings, including from the Experis acquisition.

We recorded integration costs of $5.6 million in the third quarter of 2022 relating to our Experis acquisition, which closed in the fourth quarter of 2021.

Our operating profit increased 7.4% in the third quarter of 2022 while our operating profit margin increased 50 basis points compared to the third quarter of 2021. Excluding Experis acquisition integration costs of $5.6 incurred in the third quarter of 2022 and restructuring costs and Experis acquisition transaction costs incurred in the third quarter of 2021, our operating profit increased 3.2% while operating profit margin increased 30 basis points compared to the third quarter of 2021. The operating profit margin increased primarily due to the improvement in our gross profit margin as a result of an improved business mix.

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

Operating Results - Three Months Ended September 30, 2022 and 2021

The following table presents selected consolidated financial data for the three months ended September 30, 2022 as compared to 2021.

(in millions, except per share data)	2022	2021	Variance	Constant Currency Variance
Revenues from services	$4,800.9	$5,140.6	(6.6)%	5.4%
Cost of services	3,922.4	4,287.6	(8.5)%	3.6%
Gross profit	878.5	853.0	3.0%	14.6%
Gross profit margin	18.3%	16.6%
Selling and administrative expenses	717.0	702.5	2.0%	12.7%
Operating profit	161.5	150.5	7.4%	23.7%
Operating profit margin	3.4%	2.9%
Interest and other expenses, net	4.7	4.9	(2.3)%
Earnings before income taxes	156.8	145.6	7.7%	24.1%
Provision for income taxes	45.5	47.9	(4.9)%
Effective income tax rate	29.0%	32.9%
Net earnings	$111.3	$97.7	13.9%	31.2%
Net earnings per share – diluted	$2.13	$1.77	20.3%	38.6%
Weighted average shares – diluted	52.3	55.2	(5.3)%

The year-over-year decrease in revenues from services of -6.6% (increase of 5.4% in constant currency and 2.1% in organic constant currency) was attributed to:

•
a revenue decrease in Southern Europe of -14.4% (-0.7% in constant currency and -1.1% in organic constant currency). France, the largest market in Southern Europe, experienced a revenue decrease of -12.0% (increase of 3.1% in constant currency and 2.3% in organic constant currency), which was primarily due to the unfavorable impact of change in currency exchange rates, partially offset by increased demand for our Manpower staffing services, although supply chain constraints have negatively impacted the demand for our services in certain sectors, primarily automotive and construction, and to a lesser degree, logistics. Italy, our second-largest market in Southern Europe, experienced a revenue decrease of -13.4% (increase of 1.4% in constant currency), which was primarily due to the unfavorable impact of foreign currency exchange rates and the anniversary impact of significant revenue growth in the prior year period, partially offset by increased demand for our Manpower staffing services;
•
a revenue decrease in Northern Europe of -18.2% (-3.9% in constant currency and -1.2% in organic constant currency), primarily due to the unfavorable impact of foreign currency exchange rates, the disposition of our Russia business and lower demand for our Manpower staffing services, partially offset by the 15.5% increase (36.4% in constant currency and 39.7% in organic constant currency) in the permanent recruitment business. We experienced revenue decreases in the United Kingdom, Nordics, Germany, the Netherlands and Belgium of -18.3%, -10.0%, -25.4%, -19.9% and -11.8%, respectively (-4.2%, +5.9%, -12.6%, -6.3%, and +3.2%, respectively, in constant currency); and
•
a revenue decrease in APME of -4.0% (increase of 12.0% in constant currency) primarily due to the unfavorable impact of change in currency exchange rates, partially offset by increased demand for our Manpower Staffing services and Experis interim services and an increase in demand for our permanent recruitment business; partially offset by
•
a revenue increase in the Americas of 24.3% (27.1% in constant currency and 7.8% in organic constant currency) primarily due to the Experis acquisition, partially offset by the unfavorable impact of change in currency exchange rates. The United States, our largest market in the Americas, experienced revenue growth of 37.5% (7.6% on an organic basis) primarily driven by increased demand for our Experis staffing/interim services including the significant contribution to revenues from our Experis acquisition and an increase in our permanent recruitment business of 34.7% (27.4% on an organic basis).

The year-over-year 170 basis point increase in gross profit margin was primarily attributed to:

•
a 60 basis point favorable impact from the improvement in the staffing/interim margins;
•
a 50 basis point favorable change in business mix as the higher-margin permanent recruitment business represented a higher percentage of the revenue mix;
•
a 30 basis point favorable impact from the Experis acquisition;
•
a 20 basis point favorable impact from the changes in currency exchange rates; and
•
a 10 basis point favorable impact from the margin improvement in the Talent Solutions portion of our business.

The 2.0% increase in selling and administrative expenses in the third quarter of 2022 (12.7% in constant currency; 7.9% in organic constant currency) was primarily attributed to:

•
a 4.3% increase (15.1% in constant currency and 10.6% in organic constant currency) in personnel costs due to the increase in salary costs related to additional headcount as we invested in incremental recruiters and sales talent to support revenue growth in certain markets. The increase in salary costs was also due to an increase in variable incentive costs as a result of improved profitability in most markets; partially offset by
•
the $5.6 million of Experis acquisition integration costs incurred in the third quarter of 2022 compared to the $6.2 million Experis acquisition transaction costs incurred in the third quarter of 2021;
•
the restructuring costs of $5.3 million incurred in the third quarter of 2021;
•
a -1.2% decrease (increase of 9.6% in constant currency and 6.9% in organic constant currency) in non-personnel costs, excluding Experis acquisition integration costs incurred in the third quarter of 2022, due to decreases in costs related to office leases, consulting services and bad debt; and
•
a -10.6% decrease due to the impact of changes in currency exchange rates.

Selling and administrative expenses as a percent of revenues increased 120 basis points in the third quarter of 2022 compared to the third quarter of 2021 due primarily to:

•
a 90 basis point unfavorable impact as personnel costs increased, due to the investment in incremental recruiters and sales talent in certain markets where we see opportunities, without a similar rate of increase in revenues;
•
a 30 basis point unfavorable impact from changes in currency exchange rates; and
•
a 10 basis point unfavorable impact due to an increase in non-personnel costs, excluding Experis acquisition costs, to support the increase in revenues; partially offset by
•
a 10 basis point favorable impact as a result of the restructuring costs incurred in the third quarter of 2021.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses, net was $4.7 million in the third quarter of 2022 compared to $4.9 million in the third quarter of 2021 primarily due to an increase in pension returns and a favorable true-up of the estimate on a non-controlling interest buy-out, partially offset by increased foreign exchange loss.

We recorded income tax expense at an effective rate of 29.0% in the third quarter of 2022, as compared to an effective rate of 32.9% for the third quarter of 2021. The 2022 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 25% and a higher level of pre-tax earnings with a more beneficial mix diluting the impact of the French business tax. The 29.0% effective tax rate in the third quarter of 2022 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.
Net earnings per share - diluted was $2.13 in the third quarter of 2022 compared to $1.77 in the third quarter of 2021. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.32 per share in the third quarter of 2022. The Experis acquisition integration costs in the third quarter of 2022 negatively impacted net earnings per share - diluted by approximately $0.08, net of tax. Restructuring costs recorded in the third quarter of 2021 negatively impacted net earnings per share – diluted by approximately $0.07, net of tax, in the third quarter of 2021. The Experis acquisition transaction costs in the third quarter of 2021 negatively impacted net earnings per share - diluted by approximately $0.09, net of tax, in the third quarter of 2021.

Weighted average shares - diluted decreased to 52.3 million in the third quarter of 2022 from 55.2 million in the third quarter of 2021. This decrease was due to the impact of share repurchases completed since the third quarter of 2021, partially offset by shares issued as a result of vesting of share-based awards.

Operating Results - Nine Months Ended September 30, 2022 and 2021

The following table presents selected consolidated financial data for the nine months ended September 30, 2022 as compared to 2021.

(in millions, except per share data)	2022	2021	Variance	Constant Currency Variance
Revenues from services	$15,018.3	$15,342.1	(2.1)%	6.9%
Cost of services	12,321.5	12,860.9	(4.2)%	4.9%
Gross profit	2,696.8	2,481.2	8.7%	17.6%
Gross profit margin	18.0%	16.2%
Selling and administrative expenses	2,215.9	2,062.4	7.4%	15.6%
Operating profit	480.9	418.8	14.8%	27.5%
Operating profit margin	3.2%	2.7%
Interest and other expenses, net	14.1	13.1	7.7%
Earnings before income taxes	466.8	405.7	15.1%	27.6%
Provision for income taxes	141.7	134.4	5.4%
Effective income tax rate	30.3%	33.1%
Net earnings	$325.1	$271.3	19.8%	32.9%
Net earnings per share – diluted	$6.10	$4.90	24.6%	38.1%
Weighted average shares – diluted	53.3	55.4	(3.8)%

The year-over-year decrease in revenues from services of -2.1% (increase of 6.9% in constant currency and 3.6% in organic constant currency) was attributed to:

•
a revenue decrease in Southern Europe of -7.6% (increase of 3.2% in constant currency and 3.0% in organic constant currency). France, the largest market in Southern Europe, experienced a revenue decrease of -6.8% (increase of 4.9% in constant currency and 4.6% in organic constant currency), which was primarily due to the unfavorable impact of changes in currency exchange rates and decreased demand for our Manpower staffing services as supply chain constraints have negatively impacted the demand for our services in certain sectors, primarily automotive and construction, and to a lesser degree, logistics, and a 13.1% increase (27.0% in constant currency) in the permanent recruitment business. Italy, the second-largest market in Southern Europe, experienced a revenue decrease of -2.6% (increase of 9.5% in constant currency) primarily due to the unfavorable impact of changes in currency exchange rates, partially offset by the increased demand for our Manpower staffing services and Experis interim services and a 19.8% increase (34.6% in constant currency) in the permanent recruitment business;

•
a revenue decrease in Northern Europe of -11.9% (-1.5% in constant currency and an increase of 0.9% in organic constant currency), primarily due to the unfavorable impact of changes in currency exchange rates and the sale of our Russia business, partially offset by increased demand for our Experis staffing services and the 30.5% increase (46.6% in constant currency and 49.5% in organic constant currency) in the permanent recruitment business. We experienced revenue decreases in the United Kingdom, Nordics, Germany, Netherlands and Belgium of -12.3%, -2.2%, -18.3%, -15.0% and -7.4%, respectively (-3.5%, +10.5%, -8.2%, -4.6% and +4.3%, respectively, in constant currency); and
•
a revenue decrease in APME of -2.7% (increase of 9.2% in constant currency) primarily due to the unfavorable impact of currency exchange rates, partially offset by increased demand for our staffing/interim services and the 5.0% increase (15.0% in constant currency) in the permanent recruitment business; partially offset by
•
a revenue increase in the Americas of 23.3% (25.1% in constant currency and 6.1% in organic constant currency) primarily due to the Experis acquisition, partially offset by the unfavorable impact of change in currency exchange rates. The United States, our largest market in the Americas, experienced revenue growth of 42.4% (11.6% on an organic basis) primarily driven by increased demand for our Experis staffing/interim services including the significant contribution to revenues from our Experis acquisition and an increase in our permanent recruitment business of 65.4% (54.7% on an organic basis), and increased demand for our MSP offering.

The year-over-year 180 basis point increase in gross profit margin was primarily attributed to:

•
a 70 basis point favorable change in business mix as the higher-margin permanent recruitment business represented a higher percentage of the revenue mix;
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

The 7.4% increase in selling and administrative expenses in the nine months ended September 30, 2022 (15.6% in constant currency; 11.1% in organic constant currency) was primarily attributed to:

•
an 8.6% increase (16.8% in constant currency and 12.6% in organic constant currency) in personnel costs due to the increase in salary costs related to additional headcount as we invested in incremental recruiters and sales talent to support revenue growth. The increase in salary costs was also due to an increase in variable incentive costs as a result of increased profitability in most markets;
•
a 2.1% increase (10.3% in constant currency and 8.0% in organic constant currency) in non-personnel related costs, excluding Experis acquisition integration costs and loss on the sale of our Russia business incurred in the nine months ended September 30, 2022, to support the increase in revenues;
•
the $12.0 million of Experis acquisition integration costs incurred in the nine months ended September 30, 2022 compared to the $6.2 million of acquisition transaction costs incurred in the nine months ended September 30, 2021;
•
a loss on disposition of our Russia business of $9.7 million incurred in the nine months ended September 30, 2022; partially offset by
•
restructuring costs of $5.3 million incurred in the nine months ended September 30, 2021; and

•
a -8.1% decrease due to the impact of changes in currency exchange rates.

Selling and administrative expenses as a percent of revenues increased 140 basis points in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due primarily to:

•
a 90 basis point unfavorable impact as personnel costs increased, due to the investment in incremental recruiters and sales talent based on increased market activity, without a similar rate of increase in revenues. The increase in salary costs was also due to an increase in variable incentive costs as a result of increased profitability in most markets;
•
a 30 basis point unfavorable impact from changes in currency exchange rates;
•
a 10 basis point unfavorable impact due to an increase in non-personnel costs to support the increase in revenues, excluding Experis acquisition related costs and loss on the sale of our Russia business; and
•
a 10 basis point unfavorable impact from the increase in Experis acquisition related costs and the loss on disposition of our Russia business incurred in the nine months ended September 30, 2022.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses, net was $14.1 million in the nine months ended September 30, 2022 compared to $13.1 million in the nine months ended September 30, 2021 primarily due to the increase in the returns on pension plan assets, a translation gain from the sale of a subsidiary and a favorable true-up of estimate on a non-controlling interest buy-out, partially offset by increased foreign exchange loss.

We recorded income tax expense at an effective rate of 30.3% for the nine months ended September 30, 2022 as compared to an effective rate of 33.1% for the nine months ended September 30, 2021. The 2022 rate was favorably impacted by the scheduled reduction in the French corporate tax rate to 25% and a higher level of pre-tax earnings with a more beneficial mix diluting the impact of the French business tax. The 30.3% effective tax rate for the nine months ended September 30, 2022 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

Net earnings per share - diluted was $6.10 in the nine months ended September 30, 2022 compared to $4.90 in the nine months ended September 30, 2021. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.67 per share in the nine months ended September 30, 2022. The net loss from the disposition of our Russia business in the first half of 2022 negatively impacted net earnings per share – diluted by approximately $0.15 in the nine months ended September 30, 2022. The Experis acquisition integration costs in the nine months ended September 30, 2022 negatively impacted net earnings per share - diluted by approximately $0.18, net of tax. Restructuring costs recorded in the nine months ended September 30, 2021 negatively impacted net earnings (loss) per share – diluted by approximately $0.07, net of tax, in the nine months ended September 30, 2021. The acquisition transaction costs in the nine months ended September 30, 2021 negatively impacted net earnings per share - diluted by approximately $0.09, net of tax, in the nine months ended September 30, 2021.

Weighted average shares - diluted decreased to 53.3 million in the nine months ended September 30, 2022 from 55.4 million in the nine months ended September 30, 2021. This decrease was due to the impact of share repurchases completed in the nine months ended September 30, 2022, partially offset by shares issued as a result of vesting of share-based awards.

Segment Operating Results

Americas

In the Americas, revenues from services increased 24.3% (27.1% in constant currency and 7.8% in organic constant currency) in the third quarter of 2022 compared to the third quarter of 2021. In the United States (which represents 72% of the America's revenues), revenues from services increased 37.5% (7.6% on an organic basis) in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by increased demand for our Experis staffing/interim services including the significant contribution to revenues from our Experis acquisition and an increase in our permanent recruitment business of 34.7% (27.4% on an organic basis). In Other Americas, revenues from services increased 0.1% (8.1% in constant currency) in the third quarter of 2022 compared to the third quarter of 2021 primarily due to increased demand for our staffing/interim services and an increase in our permanent recruitment business of 34.7% (35.9% in constant currency), partially offset by the unfavorable impact of currency exchange rates. We experienced revenue increases in Canada, Argentina, Peru and Chile of 1.6%, 30.4%, 1.5%, and 5.4%, respectively (5.3%, 82.0%, -2.4% and 26.3%, respectively, in constant currency), partially offset by revenue decreases in Mexico and Colombia of -26.4% and -2.7%, respectively (-25.6% and 11.0%, respectively, in constant currency).

In the Americas, revenues from services increased 23.3% (25.1% in constant currency and 6.1% in organic constant currency) in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In the United States, revenues from services increased 42.4% (11.6% on an organic basis) in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by increased demand for our Experis staffing/interim services including the significant contribution to revenues from our Experis acquisition and an increase in our permanent recruitment business of 65.4% (54.7% on an organic basis). In Other Americas, revenues from services decreased -7.6% (-2.8% in constant currency) in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to decreased demand for our staffing/interim services and the unfavorable impact of currency exchange rates, partially offset by the increase in our permanent recruitment business of 57.5% (63.1% in constant currency). This decline was driven by a decrease in Mexico of -54.0% (-53.7% in constant currency), primarily due to labor legislation implemented in the third quarter of 2021. The decline was partially offset by increases in Canada, Argentina, Colombia, Peru and Chile of 7.8%, 21.4%, 10.0%, 5.9% and 19.9%, respectively (10.5%, 50.1%, 20.9%, 5.6% and 39.2%, respectively, in constant currency).

Gross profit margin increased in both the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily due to increases in our permanent recruitment business, improvements in the staffing/interim margins, the Experis acquisition and increases in revenues from our higher-margin professional staffing and Talent Solutions offerings in the United States. These increases were partially offset by a lower percentage of the revenue mix coming from the higher-margin Right Management career transition business.

Selling and administrative expenses increased 22.4% (23.8% in constant currency and 11.1% in organic constant currency) in the third quarter 2022 compared to the third quarter of 2021, primarily due to the Experis acquisition and an increase in salary-related costs as a result of a higher headcount as we invested in incremental recruiters and sales talent based on increased market activity. The increase in salary-related costs was also due to an increase in variable incentive costs as a result of increased profitability in certain markets. The increases were partially offset by Experis acquisition integration costs of $5.6 million in the third quarter of 2022 compared to Experis acquisition transaction costs of $6.2 million in the third quarter of 2021 and restructuring costs of $5.3 million in the third quarter of 2021.

Selling and administrative expenses increased 30.8% (31.8% in constant currency and 17.5% in organic constant currency) during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the Experis acquisition, an increase in salary-related costs as a result of a higher headcount as we invested in incremental recruiters and sales talent based on increased market activity and an increase in consulting costs related to certain technology initiatives. The increase in salary-related costs was also due to an increase in variable incentive costs as a result of increased profitability in certain markets. The increases were also due to Experis acquisition integration costs of $12.0 million incurred in the nine months ended September 30, 2022 compared to Experis acquisition transaction costs of $6.2 million in the nine months ended September 30, 2021, partially offset by restructuring costs of $5.3 million incurred in the nine months ended September 30, 2021.

Operating Unit Profit (“OUP”) margin in the Americas was 5.7% and 4.1% for the third quarter of 2022 and 2021, respectively. In the United States, OUP margin increased to 6.2% in the third quarter of 2022 from 4.4% in the third quarter of 2021 primarily due to increases in our permanent recruitment business, the Experis acquisition, increased operating leverage and an increase in the gross profit margin due to a favorable business mix, partially offset by an increase in salary-related costs due to higher headcount. Other Americas OUP margin increased to 4.7% in the third quarter of 2022 from 3.6% in the third quarter of 2021 primarily due to the gross profit margin improvement.

Operating Unit Profit (“OUP”) margin in the Americas was 6.0% and 4.6% for the nine months ended September 30, 2022 and 2021, respectively. In the United States, OUP margin increased to 6.6% in the nine months ended September 30, 2022 from 5.1% in the nine months ended September 30, 2021 primarily due to increases in our permanent recruitment business, the Experis acquisition, increased operating leverage and an increase in the gross profit margin due to a favorable business mix, partially offset by an increase in salary-related costs due to higher headcount and Experis acquisition integration costs incurred in the nine months ended September 30, 2022. Other Americas OUP margin increased to 4.4% in the nine months ended September 30, 2022 from 3.9% in the nine months ended September 30, 2021 primarily due to the gross profit margin improvement.

Southern Europe

In Southern Europe, revenues from services decreased -14.4% ( -0.7% in constant currency and -1.1% in organic constant currency) in the third quarter of 2022 compared to the third quarter of 2021. In the third quarter of 2022, revenues from services decreased -12.0% (increases of 3.1% in constant currency and 2.3% in organic constant currency) in France (which represents 57% of Southern Europe’s revenues) and decreased -13.4% (increase of 1.4% in constant currency) in Italy (which represents 19% of Southern Europe’s revenues). The decrease in France is primarily due the unfavorable impact of change in currency exchange rates, partially offset by increased demand for our Manpower staffing services, although supply chain constraints have negatively impacted the demand for our services in certain sectors, primarily automotive and construction, and to a lesser degree, logistics. The decrease in Italy was primarily due to the unfavorable impact of foreign currency exchange rates and the anniversary impact of significant revenue growth in the prior year period, partially offset by increased demand for our Manpower staffing services. In Other Southern Europe, revenues from services decreased -20.3% (-10.3% in constant currency) during the third quarter of 2022 compared to the third quarter of 2021, primarily due to the unfavorable impact of changes in currency exchange rates and decreased demand for our Manpower staffing services, partially offset by increased demand for our Experis business services and an increase in our permanent recruitment business of 11.6% (29.6% in constant currency).

In Southern Europe, revenues from services decreased -7.6% (increases of 3.2% in constant currency and 3.0% in organic constant currency) in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In the nine months ended September 30, 2022, revenues from services decreased -6.8% (increases of 4.9% in constant currency and 4.6% in organic constant currency) in France and decreased -2.6% (increase of 9.5% in constant currency) in Italy. The decrease in France is primarily due to the unfavorable impact of changes in currency exchange rates, partially offset by the increased demand for our Manpower staffing services, although supply chain constraints have negatively impacted the demand for our services in certain sectors, primarily automotive and construction, and to a lesser degree, logistics, and a 13.1% increase (27.0% in constant currency) in the permanent recruitment business. The decrease in Italy was primarily due to the unfavorable impact of changes in currency exchange rates, partially offset by the increased demand for our Manpower staffing services and Experis interim services and a 19.8% increase (34.6% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services decreased -13.1% (-5.3% in constant currency) during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the unfavorable impact of changes in currency exchange rates and decreased demand for our Manpower staffing services, partially offset by increased demand for our Experis business services and an increase in our permanent recruitment business of 22.4% (36.1% in constant currency).

Gross profit margin increased in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The increase was primarily due the increases in our permanent recruitment business and increases in our staffing/interim margins across our key markets.

Selling and administrative expenses decreased -7.6% (increase of 7.2% in constant currency and 4.9% in organic constant currency) during the third quarter of 2022 compared to the third quarter of 2021 primarily due to the favorable impact of changes in currency exchange rates, partially offset by the increase in salary-related costs due to higher headcount to support continued investments in markets where we see opportunities and an increase in higher non-personnel related costs to support the growth in revenues.

Selling and administrative expenses decreased -4.0% (increase of 7.1% in constant currency and 6.3% in organic constant currency) during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the favorable impact of changes in currency exchange rates, partially offset by an increase in salary-related costs due to higher headcount to support an increase in revenues in the period, and an increase in variable incentive costs as a result of increased profitability in certain markets.

OUP margin in Southern Europe was 4.9% for the third quarter of 2022 compared to 4.6% for the third quarter of 2021. In France, the OUP margin was 4.9% for the third quarter of 2022 compared to 4.7% for the third quarter of 2021. The increase in France was primarily due to the increase in the gross profit margin. In Italy, the OUP margin increased to 7.3% for the third quarter of 2022 from 6.7% for the third quarter of 2021 primarily due to the increase in the gross profit margin and our ability to increase revenues without a similar increase in expenses. Other Southern Europe’s OUP margin was 3.0% in the third quarter of 2022 and the third quarter of 2021.

OUP margin in Southern Europe was 4.8% for the nine months ended September 30, 2022 compared to 4.3% for the nine months ended September 30, 2021. In France, the OUP margin was 4.7% for the nine months ended September 30, 2022 compared to 4.4% for the nine months ended September 30, 2021. The increase in France was primarily due to the increase in the gross profit margin. In Italy, the OUP margin increased to 7.2% for the nine months ended September 30, 2022 from 6.2% for the nine months ended September 30, 2021 primarily due to our ability to increase revenues without a similar increase in expenses and the increase in the gross profit margin. Other Southern Europe’s OUP margin increased to 2.9% in the nine months ended September 30, 2022 from 2.7% in the nine months ended September 30, 2021, primarily due to the increase in the gross profit margin.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 37%, 23%, 13%, 10%, and 8%, respectively, of Northern Europe’s revenues). In the region, revenues from services decreased -18.2% (-3.9% in constant currency and -1.2% in organic constant currency) in the third quarter of 2022 compared to the third quarter of 2021. We experienced revenue decreases in the United Kingdom, Nordics, Germany, Netherlands and Belgium of -18.3%, -10.0%, -25.4%, -19.9% and -11.8%, respectively (-4.2%, +5.9%, -12.6%, -6.3%, and +3.2%, respectively, in constant currency). The revenue decrease in Northern Europe was primarily due to the unfavorable impact of foreign currency exchange rates, the disposition of our Russia business and decreased demand for our Manpower staffing services, partially offset by the 15.5% increase (36.4% in constant currency and 39.7% in organic constant currency) in the permanent recruitment business.

In Northern Europe, revenues from services decreased -11.9% (-1.5% in constant currency and increased 0.9% in organic constant currency) in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. We experienced revenue decreases in the United Kingdom, Nordics, Germany, Netherlands and Belgium of -12.3%, -2.2%, -18.3%, -15.0% and -7.4% respectively (-3.5%, +10.5, -8.2%, -4.6% and +4.3%, respectively, in constant currency). The revenue decrease in Northern Europe was primarily due to the unfavorable impact of changes in currency exchange rates and the sale of our Russia business, and decreased demand for our Manpower staffing services, partially offset by increased demand for our Experis staffing services and the 30.5% increase (46.6% in constant currency and 49.5% in organic constant currency) in the permanent recruitment business.

Gross profit margin increased in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily due to increases in our staffing/interim margins and the increases in our permanent recruitment business.

Selling and administrative expenses decreased -7.9% (increase of 8.2% in constant currency and 9.6% in organic constant currency) in the third quarter of 2022 compared to the third quarter of 2021. The decrease is primarily due the favorable impact of changes in currency exchange rates, partially offset by an increase in salary-related costs due to higher headcount.

Selling and administrative expenses increased 0.2% (12.3% in constant currency and 13.5% in organic constant currency) in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is primarily due to the increase in salary-related costs due to higher headcount, the loss on the sale of our Russia business, and the increases in non-personnel related costs to support the increase in revenues, partially offset by the favorable impact of change in currency exchange rates.

OUP margin for Northern Europe decreased to 1.3% in the third quarter of 2022 from 1.4% in the third quarter of 2021. OUP margin for Northern Europe decreased to 0.9% in the nine months ended September 30, 2022 from 1.1% in the nine months ended September 30, 2021. The decreases were primarily due to the loss on the sale of our Russia business, partially offset by the increase in gross profit margin.

APME

Revenues from services decreased -4.0% (increase of 12.0% in constant currency) in the third quarter of 2022 compared to the third quarter of 2021. In Japan (which represents 44% of APME’s revenues), revenues from services decreased -10.7% (increase of 12.2% in constant currency) due to the unfavorable impact of the change in currency exchange rates, partially offset by increased demand in our staffing/interim services. In Australia (which represents 13% of APME’s revenues), revenues from services increased 3.3% (11.1% in constant currency), primarily due to increased demand for our Manpower staffing services, partially offset by the unfavorable impact of currency exchange rates. The revenue increase in the remaining markets in APME is primarily due the increased demand for our staffing/interim services and our Experis business, partially offset by the unfavorable impact of change in currency exchange rates.

Revenues from services decreased -2.7% (increase of 9.2% in constant currency) in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In Japan, revenues from services decreased -4.5% (increase of 12.4% in constant currency) primarily due to the unfavorable impact of the change in currency exchange rates, partially offset by an increase in our Experis business, and an increased demand for our Manpower staffing services. In Australia, revenues from services decreased -16.6% (-10.5% in constant currency) due to the exit of a low margin client arrangement in the nine months ended September 30, 2021. The revenue increase in the remaining markets in APME is primarily due to the increased demand for our staffing/interim services and our Experis business, partially offset by the unfavorable impact of change in currency exchange rates.

Gross profit margin increased in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily due to the increase in our staffing/interim margins and the increases in our permanent recruitment business.

Selling and administrative expenses decreased -5.5% (increase of 9.1% in constant currency) in the third quarter of 2022 compared to the third quarter of 2021. The decreases are primarily due to the favorable impact of the change in currency exchange rates, partially offset by increases in salary-related costs due to higher headcount to support increases in revenues, increases in variable incentive costs as a result of increases in profitability in certain markets, and increases in non-personnel related costs to support the increases in revenues. Selling and administrative expenses decreased -0.9% (increase of 10.6% in constant currency) in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decreases are primarily due to the favorable impact of the change in currency exchange rates, partially offset by higher salary-related costs due to higher headcount to support increases in revenues, increases in variable incentive costs as a result of increases in profitability in certain markets, and the increases in non-personnel related costs to support the increases in revenues.

OUP margin for APME increased to 4.0% in the third quarter of 2022 from 3.7% in the third quarter of 2021 due to the increase in the gross profit margin. OUP margin for APME increased to 3.6% in the nine months ended September 30, 2022 from 3.4% in the nine months ended September 30, 2021 due to the increase in the gross profit margin.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended September 30, 2022 Compared to 2021
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$886.6	37.5%	—	37.5%	29.9%	7.6%
Other Americas	353.2	0.1%	(8.0)%	8.1%	—	8.1%
	1,239.8	24.3%	(2.8)%	27.1%	19.3%	7.8%
Southern Europe:
France	1,159.5	(12.0)%	(15.1)%	3.1%	0.8%	2.3%
Italy	395.1	(13.4)%	(14.8)%	1.4%	—	1.4%
Other Southern Europe	485.2	(20.3)%	(10.0)%	(10.3)%	—	(10.3)%
	2,039.8	(14.4)%	(13.7)%	(0.7)%	0.4%	(1.1)%
Northern Europe	954.1	(18.2)%	(14.3)%	(3.9)%	(2.7)%	(1.2)%
APME	586.9	(4.0)%	(16.0)%	12.0%	—	12.0%
	4,820.6
Intercompany Eliminations	(19.7)
Consolidated	$4,800.9	(6.6)%	(12.0)%	5.4%	3.3%	2.1%
Gross Profit	$878.5	3.0%	(11.6)%	14.6%	5.6%	9.0%
Selling and Administrative Expenses	$717.0	2.0%	(10.7)%	12.7%	4.8%	7.9%
Operating Profit	$161.5	7.4%	(16.3)%	23.7%	9.5%	14.2%
(a)
In millions for the three months ended September 30, 2022.

	Nine Months Ended September 30, 2022 Compared to 2021
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$2,679.9	42.4%	—	42.4%	30.8%	11.6%
Other Americas	1,073.8	(7.6)%	(4.8)%	(2.8)%	—	(2.8)%
	3,753.7	23.3%	(1.8)%	25.1%	19.0%	6.1%
Southern Europe:
France	3,590.1	(6.8)%	(11.7)%	4.9%	0.3%	4.6%
Italy	1,294.4	(2.6)%	(12.1)%	9.5%	—	9.5%
Other Southern Europe	1,550.6	(13.1)%	(7.8)%	(5.3)%	—	(5.3)%
	6,435.1	(7.6)%	(10.8)%	3.2%	0.2%	3.0%
Northern Europe	3,075.7	(11.9)%	(10.4)%	(1.5)%	(2.4)%	0.9%
APME	1,808.8	(2.7)%	(11.9)%	9.2%	—	9.2%
	15,073.3
Intercompany Eliminations	(55.0)
Consolidated	$15,018.3	(2.1)%	(9.0)%	6.9%	3.3%	3.6%
Gross Profit	$2,696.8	8.7%	(8.9)%	17.6%	5.4%	12.2%
Selling and Administrative Expenses	$2,215.9	7.4%	(8.2)%	15.6%	4.5%	11.1%
Operating Profit	$480.9	14.8%	(12.7)%	27.5%	9.9%	17.6%
(a)
In millions for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2022, we had $455.6 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

Cash provided by operating activities was $289.2 million and $382.9 million during the nine months ended September 30, 2022 and 2021, respectively. Changes in operating assets and liabilities utilized $141.6 million of cash during the nine months ended September 30, 2022 compared to $40.8 million generated during the nine months ended September 30, 2021. These changes were primarily attributable to the revenue growth and decrease in accounts payable due to timing. Accounts receivable decreased to $4,720.3 million as of September 30, 2022 from $5,448.2 million as of December 31, 2021 primarily due to the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by four days to 59 days as of September 30, 2022 from December 31, 2021 due to higher activity levels and to longer payment term mix impacts, with higher growth in countries with a higher average DSO.

The nature of our operations is such that our most significant current asset is accounts receivable and our most significant current liabilities are payroll related costs, which are generally paid either weekly or monthly. As the demand for our services increases, as we experienced during the nine months ended September 30, 2022, we generally experience an increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows.

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

Capital expenditures were $55.9 million for the nine months ended September 30, 2022 compared to $39.7 million for the nine months ended September 30, 2021. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The higher expenditures in 2022 compared to 2021 are primarily due to additional technology investments and the timing of capital expenditures.

From time to time, we acquire and invest in companies throughout the world, including franchises. For the nine months ended September 30, 2022 and 2021, the total cash consideration paid for acquisitions, net of cash acquired, was $18.1 million and $13.3 million, respectively. The 2022 payments primarily represent a consideration payment for the acquisition of Tingari, a talent solutions company in France, and contingent consideration payments associated with previous acquisitions. The 2021 payments mainly relate to franchise acquisitions in the United States and a contingent consideration payment associated with a previous acquisition.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall capital efficiency. On January 17, 2022, we disposed of our Russia business in our Northern Europe segment for cash proceeds of $3.2 million. In connection with the disposition, we recognized a one-time net loss on disposition of $8.0 million. On September 30, 2022, our Belgium business disposed of its Service Voucher Division and recognized a one-time gain of $4.1 million.

Net debt repayments were $67.5 million in the nine months ended September 30, 2022, as compared to $1.7 million in the nine months ended September 30, 2021. The increase in 2022 is due to the $75.0 million repayment we made into our revolving credit facility to clear the outstanding borrowings as of December 31, 2021 related to the Experis acquisition. The acquisition was funded through cash on hand and a $150.0 million draw on our revolving credit facility on October 1, 2021.

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

Our €500.0 million notes are due June 2026. When the €500.0 million notes mature, we plan to either repay the amounts with available cash or borrowings under our $600.0 million revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets for replacement of the €500.0 million notes.

On May 27, 2022, we entered into a new Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks with a termination date of May 27, 2027 to replace our previous $600.0 million revolving credit facility. The Credit Agreement provides for a $600.0 million five-year revolving credit facility and includes terms generally consistent with our previous credit facility, except the Credit Agreement uses Secured Overnight Financing Rate (SOFR) as the base rate index instead of London Interbank Offered Rate (LIBOR). Under the Credit Agreement, a credit ratings-based pricing grid determines the facility fee and the credit spread that we add to the applicable interbank borrowing rate on all borrowings. At our current credit rating, the annual facility fee is 10 basis points paid on the entire facility and the credit spread is 102.5 basis points on any borrowings. The Credit Agreement contains customary restrictive covenants pertaining to our management and operations, including limitations on the amount of subsidiary debt that we may incur and limitations on our ability to pledge assets, as well as financial covenants requiring, among other things, that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. The Credit Agreement also contains customary events of default, including, among others, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy or involuntary proceedings, certain monetary and non-monetary judgements, change of control and customary ERISA defaults. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.99 to 1 and a fixed charge coverage ratio of 5.91 to 1 as of September 30, 2022. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

As of September 30, 2022, we had letters of credit of $0.4 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.6 million were available to us under the facility as of September 30, 2022.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of September 30, 2022, such uncommitted credit lines totaled $304.1 million, of which $283.0 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

We have assessed our liquidity position as of September 30, 2022 and for the near future. As of September 30, 2022, our cash and cash equivalents balance was $527.5 million. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 million of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines of up to $300.0 million ($600.0 million in the third quarter) to meet the working capital needs of our subsidiaries, of which $283.0 million was available to use as of September 30, 2022. Our €500.0 ($487.3) million notes mature in June 2026, and our €400.0 ($387.8) million notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

The Board of Directors declared a semi-annual dividend of $1.36 and $1.26 per share, respectively, on May 6, 2022 and May 7, 2021, respectively. The 2022 dividends were paid on June 15, 2022 to shareholders of record as of June 1, 2022. The 2021 dividends were paid on June 15, 2021 to shareholders of record as of June 1, 2021.

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization was in addition to the August 2019 Board authorization to purchase 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the nine months ended September 30, 2022, we repurchased a total of 2.8 million shares comprised of 1.2 million shares under the 2019 authorization and 1.6 million shares under the 2021 authorization, at a total cost of $245.0 million. During the nine months ended September 30, 2021, we repurchased 1.5 million shares under the 2019 authorization at a cost of $150.1 million. As of September 30, 2022, there were 2.4 million shares remaining authorized for repurchase under the 2021 authorization and no shares remaining authorized for repurchase under the 2019 authorization.

We had aggregate commitments of $1,864.1 million as of September 30, 2022 related to debt, operating leases, severances and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,156.7 million as of December 31, 2021.

We also have entered into guarantee contracts and stand-by letters of credit totaling $789.3 million and $769.3 million as of September 30, 2022 and December 31, 2021, respectively ($741.7 million and $717.7 million for guarantees, respectively, and $47.6 million and $51.6 million for stand-by letters of credit as of September 30, 2022 and December 31, 2021, respectively). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.3 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.

We did not record any net restructuring costs during the nine months ended September 30, 2022.We recorded restructuring costs of $5.3 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we made payments of $10.9 million out of our restructuring reserve, which is used for severance and office closures and consolidations in multiple countries and territories. We expect a majority of the remaining $12.4 million reserve will be paid by the end of 2023.

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

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment test during the third quarter of 2022 included: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

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

We performed our annual impairment test of our goodwill during the third quarter of 2022 and there was no impairment of our goodwill as a result of our annual tests. Refer to Note 1 for results of our annual goodwill impairment testing.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the third quarter of 2022. As of September 30, 2022, there were 2.4 million shares remaining authorized for repurchase under the 2021 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 - 31, 2022	326,001		$76.69	326,001	3,177,589
August 1 - 31, 2022	266,608	(1)	$76.13	262,711	2,914,878
September 1 - 30, 2022	554,493		$72.14	554,493	2,360,385
Total	1,147,102		$74.35	1,143,205	2,360,385

(1) Includes 3,897 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

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

(c) audit services with respect to certain procedures and certifications where required.

Item 6 – Exhibits

3.1	Amended and Restated By-Laws of ManpowerGroup Inc, incorporated by reference to the Company’s Current Report on Form 8-K dated August 5, 2022.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: November 7, 2022

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)