Form 10-K
period 2022-12-31
ManpowerGroup Inc.
filed 2023-02-17
CIK 871763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,978,364,665 as of June 30, 2022. As of February 15, 2023, there were 50,620,662 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Milwaukee, WI

ManpowerGroup Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2022

PART I

The terms “we,” “our,” “us,” "ManpowerGroup," or “the Company” refer to ManpowerGroup Inc. and its consolidated subsidiaries.

Item 1. Business

Introduction and History

ManpowerGroup Inc. is a global leader in innovative workforce solutions. Through our network of over 2,200 offices in approximately 75 countries and territories, we put millions of people to work each year with our global, multinational and local clients across all major industry segments. Our strong and connected brands provide solutions that drive organizations forward, accelerate individual success and help build more sustainable communities. We power the future of work.

By offering a comprehensive range of workforce solutions and services, we help companies improve strategy, quality, and efficiency, increase productivity and reduce costs across their workforce to achieve their business goals. ManpowerGroup’s offerings of innovative workforce solutions and services includes:

•
Recruitment and Assessment – By leveraging our trusted brands, industry knowledge and expertise, we identify the right talent in the right place to help our clients quickly access the people and skills they need when they need them. Through our industry-leading and AI-enabled assessments, we help people and organizations understand their strengths and potential, resulting in better job matches, higher retention and a stronger workforce.
•
Upskilling, Reskilling, Training and Development – Our global insights around evolving employer needs and our expertise in training and development help us prepare candidates and associates to succeed in today’s competitive marketplace. We offer an extensive portfolio of training courses and leadership development solutions that help clients maximize talent and optimize performance.
•
Career Management – We help individuals find meaningful work and manage their career journey through outplacement services and targeted skills development. By helping individuals and organizations manage workforce transitions and career changes, we unleash human potential.
•
Outsourcing – We provide clients with outsourcing services related to human resources functions primarily in the areas of large-scale recruiting and workforce-intensive initiatives that are outcome-based, thereby sharing in the risk and reward with our clients.
•
Workforce Consulting – We help clients create and transform their workforce strategy to achieve their business strategy, increase business agility and flexibility, and accelerate individuals' and business success.

Our expert family of global brands - Manpower, Experis and Talent Solutions - provide innovative workforce solutions across approximately 75 countries and territories for hundreds of thousands of organizations every year.

Manpower is a global leader in contingent staffing and permanent recruitment, providing strategic and operational flexibility to organizations and connecting people to meaningful work while helping them develop skills to stay employable. With our data driven insight into people’s motivation, skills adjacencies, and performance potential, we provide learning programs, on the job training and market based certifications for rapid reskilling and upskilling at scale.

Experis is a global leader in information technology (IT) professional resourcing and project services specializing in Enterprise Applications, Business Transformation, Cloud and Infrastructure, Digital Workspace and Cyber Security. As digital transformation and skills shortages continue in the technology field, Experis provides talent with the combination of in-demand technical skills together with the soft skills that are critical for business success.

Talent Solutions combines leading global offerings Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and Right Management to provide data-driven capabilities that help organizations with their workforce transformation. Talent Solutions helps organizations more effectively source, manage and develop talent at scale. From talent attraction and acquisition to upskilling, development and retention, we leverage our integrated HR tech stack PowerSuite™ to deliver workforce solutions across multiple countries at scale.

Our leadership position enables us to be a pathway to quality employment opportunities for people at all points in their career journey and we have connected people to meaningful work for more than 70 years. Governments and policy makers in the markets where we operate look to us to provide employment advice, opportunities and training to assist the unemployed in gaining the skills they need to enter the workforce, providing a bridge to employment and helping build more sustainable communities.

We, and our predecessors, have been in business since 1948 when we were incorporated as a Wisconsin corporation, and have had our shares listed on the New York Stock Exchange since 1967.

Our website address is www.manpowergroup.com. The Investor Relations section (investor.manpowergroup.com) provides our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our website:

•
our amended and restated articles of incorporation and amended and restated bylaws;
•
our ManpowerGroup code of business conduct and ethics;
•
our corporate governance guidelines;
•
our anti-corruption policy;
•
the charters of the Audit, People, Culture & Compensation and Governance & Sustainability Committees of the Board of Directors;
•
our guidelines for selecting board candidates;
•
our categorical standards for relationships deemed not to impair independence of non-employee directors;
•
our independent auditors' services policy;
•
our executive officer stock ownership guidelines;
•
our outside director stock ownership guidelines; and
•
our regular updates on ESG (environmental, social, governance).

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

Our Operations

Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our workforce solutions and staffing services while demand for our outplacement services typically declines. During periods of increasing demand, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

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

The nature of our operations is such that our most significant current asset is accounts receivable, with a days sales outstanding of 56 days as December 31, 2022. Our most significant current liabilities are payroll related costs, which are generally paid either weekly or monthly. As the demand for our services increases, we generally see an increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows.

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

During the last several years, secular trends toward greater workforce flexibility have helped create demand for our innovative workforce solutions and services around the world. As companies attempt to increase the variability of their cost base, the workforce solutions we provide help them to effectively address the fluctuating demand for their products or services. As the global economy continues to grow and adapt with new technology, we are helping clients manage their workforce transformation and ensure they have the right skills now and in the future. Whether it is through workforce assessments, targeted training or by creating longer-term development paths, we help organizations and candidates adapt their skills to changing workforce needs.

Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative, industrial and IT professional positions. These services are provided under our Manpower and Experis brands. We have provided services under our core Manpower brand for more than 70 years with a primary focus on the areas of office and industrial services and solutions. Our Talent Based Outsourcing offering within our Manpower brand includes outcome-based solutions such as management of financial and administrative processes, including call center and customer service activities.

We provide IT resourcing and services under our Experis brand. Our experience and expertise allow us to accurately assess candidates’ workplace potential and technical skills to match them to the needs of our clients. We plan to continue to build our Experis brand and attract the talent our clients need as skills shortages arise or continue.

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

Americas

We provide services as Manpower, Experis and Talent Solutions through both branch and franchise offices. The Americas segment had 445 branch and 138 franchise offices as of December 31, 2022. In the United States, where we realized 71% of the Americas’ revenue, we had 302 branch and 131 franchise offices as of December 31, 2022, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Other Americas, the largest operations of which include Mexico, Canada and Argentina, we had 143 branch offices and 7 franchise offices as of December 31, 2022. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise.

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

Our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection, and training. During 2022 in this segment, approximately 29% of permanent, temporary and contract recruitment revenues were derived from placing industrial staff, 17% from placing office staff, and 54% from placing professional and technical staff. For our United States operations in 2022, approximately 31% of the permanent, temporary and contract recruitment revenues were derived from placing industrial staff, 11% from placing office staff, and 58% from placing professional and technical staff.

Our Talent Solutions operations provide a variety of workforce solutions offerings including RPO, MSP and Right Management.

Southern Europe

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe. The Southern Europe segment had 1,148 branch offices as of December 31, 2022. Our largest operations in this segment are in France (56% of the segment revenue) and Italy (20% of the segment revenue).

During 2022 for our Southern Europe operations, approximately 72% of permanent, temporary and contract recruitment revenues were derived from placing industrial staff, 14% from placing office staff, and 14% from placing professional and technical staff.

We conduct our operations in France as a leading workforce solutions and service provider through 606 branch offices as Manpower, Experis, including our Proservia brand, and Talent Solutions, and 166 branch offices under the name Supplay as of December 31, 2022. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominantly focused on recruitment for industrial positions. In 2022, we derived approximately 84% of our permanent, temporary and contract recruitment revenues in France from placing industrial and construction workers, 15% from the placing of office staff, and 1% from the placing of professional and technical staff.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2022, ManpowerGroup Italy conducted operations through a network of 207 branch offices. It provides a comprehensive suite of workforce solutions and services offered through Manpower, Experis or Talent Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. In 2022, approximately 66% of our permanent, temporary and contract recruitment revenues in Italy were derived from placing industrial staff, 5% from placing office staff, including contact center staff, and 29% from placing professional and technical staff.

Northern Europe

Our largest operations in Northern Europe are in the United Kingdom, Germany, the Nordics and the Netherlands, providing a comprehensive suite of workforce solutions and services through Manpower, Experis, and Talent Solutions. Collectively, we operate through 332 branch offices in this region.

During 2022 for our Northern Europe operations, approximately 38% of permanent, temporary and contract recruitment revenues were derived from placing industrial staff, 22% from placing office staff, and 40% from placing professional and technical staff.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2022, we conducted operations in the United Kingdom as Manpower, Experis and Talent Solutions through a network of 59 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. During 2022 for our United Kingdom operations, approximately 22% of permanent, temporary, and contract recruitment revenues were derived from placing industrial staff, 38% from the placing of office staff, and 40% from the placing of professional and technical staff. In the United Kingdom, we also conduct operations as Brook Street Bureau PLC, or Brook Street. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

APME

We operate through 137 branch offices in the Asia Pacific Middle East (APME) region. The largest of these operations are located in Japan, Australia, India and Korea, all of which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and Talent Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2022, approximately 8% of our APME permanent, temporary and contract recruitment revenues were derived from placing industrial staff, 56% from placing office staff, and 36% from placing professional and technical staff.

Competition

We compete in the employment services industry by offering a broad range of services, including permanent, temporary and contract recruitment, project-based workforce solutions, assessment and selection, training, career and talent management, managed service solutions, outsourcing, consulting and professional services.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of United States dollars in annual revenues. In most areas, no single company has a dominant share of the employment services market. In addition to us, the largest publicly owned companies specializing in recruitment services are The Adecco Group and Randstad. We also compete against a variety of regional or specialized companies such as Recruit Holdings, Allegis Group, Kelly Services, Robert Half, Kforce, PageGroup, Korn/Ferry International and Alexander Mann. It is a highly competitive industry, reflecting several trends in the global marketplace such as the increasing demand for skilled people, employers’ desire for more flexible working models and consolidation among clients and in the employment services industry itself. We manage these trends by leveraging established strengths, including several of the employment services industry’s most recognized and respected brands; geographic diversification; size and service scope; an innovative product mix; recruiting and assessment expertise; and a strong client base. While staffing is an important aspect of our business, our strategy is focused on providing both the skilled employees our clients need and higher-value workforce management, outsourcing and consulting solutions.

Our client mix consists of both small- and medium-size businesses, and large national and multinational client relationships, which comprised approximately 60% of our revenues in 2022. Client relationships with small- and medium-size businesses are based on a local or regional relationship, and tend to rely less on longer-term contracts, and the competitors for this business are primarily locally-owned businesses. The large national and multinational clients, on the other hand, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to local managers.

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

In many countries, particularly in continental Europe and Asia, entry into the employment services market is restricted by the requirement to register with, or obtain licenses from, a government agency. In addition, a wide variety of ministerial requirements may be imposed, such as record keeping, written contracts and reporting. The United States, United Kingdom and Canada do not presently have any form of national registration or licensing requirement.

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

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries and territories. We believe that many of these marks and trade names, including ManpowerGroup®, Manpower®, Experis®, Right Management®, Brook Street®, Jefferson Wells®, Supplay® and MyPath® have significant value and are materially important to our business. In addition, we maintain other intangible property rights. The trademarks have been assigned an indefinite life based on our expectation of renewing the trademarks, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future.

Employees

We had approximately 30,900 full-time equivalent employees as of December 31, 2022. In addition, we recruit millions of permanent, temporary and contract workers on a worldwide basis each year on behalf of our clients.

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

Human Capital

We Are a Workforce Solutions and Human Capital Company.

Human capital management is at the core of our business. Our purpose is to provide meaningful and sustainable employment and is rooted in our values: People, Knowledge and Innovation. Our 30,900 employees, spanning approximately 75 countries, help improve the lives of more than 500,000 workers daily by providing guidance, advice, assessments, coaching, upskilling, reskilling and pathways to long-term sustainable employment. These efforts support local economies by increasing employability and opportunity for the millions of lives that we reach each year. Through our ESG Plan, Working to Change the World, we work to address these challenges under our People & Prosperity pillar, with a focus on how we can become Creators of Talent at Scale and continue delivering on our purpose.

For more than 70 years, we have developed global insights on the issues and trends impacting organizations and individuals in today’s fast changing world of work. Our own research and solutions, coupled with partnerships with clients and Non-Governmental Organizations (e.g. World Economic Forum, World Employment Confederation, Junior Achievement, World Business Council on Sustainable Development), are helping us advance the global discussion around current topics. These include the impact of digitization, shifting in-demand skills, exacerbating talent shortages, and the increased need for reskilling and upskilling. Our most recent annual Talent Shortage Survey reported that 75% of companies cannot find the skilled workers they need – the highest number in 16 years.

We Seek to Create Talent at Scale

Our Manpower MyPath program is designed to deliver targeted upskilling at speed and scale to our Manpower associates in order to accelerate their employability at higher wage levels, while also growing the pool of in-demand talent for our clients. Through this program, Manpower recruiters provide personalized and data-driven guidance, development, training, and access to jobs especially in growth sectors including advanced manufacturing, information technology, supply chain and customer service. MyPath has impacted over 200,000 lives through 2022, and MyPath associates now represent 38% of our associate talent pool, across nearly 13,000 clients and 15 markets.

We are also targeting the creation of IT talent through our Experis Academy. This accelerated development program features custom-designed curricula to upskill people into specialized roles that can meet the demand for cloud, infrastructure, business transformation and digital workforces skills. Paired with coaching and soft skills training, upon completion most Academy graduates receive a permanent job offer from our clients. Through the end of 2022, we have graduated more than 1,700 developers while also bridging the skills gaps for more than 160 tech companies across 14 countries.

We Are Focused on Championing DEIB (Diversity, Equity, Inclusion, Belonging), Strengthening Our Culture and Developing Our People

Our Global Footprint

We have a global footprint, though our teams are managed locally: 30% of our people are in the Americas, 31% in Southern Europe, 22% in Northern Europe and 17% in Asia Pacific/Middle East.

Championing DEIB

We believe that all people deserve to feel safe, respected and able to thrive in the workplace. Our focus on DEIB encompasses four goals: (1) globally, support gender diversity at leadership levels; (2) locally, address a second dimension of diversity based on gaps or opportunities within a country; (3) culturally, foster an inclusive environment that supports our diverse workforce; and (4) societally, advance employment security for workers while promoting upskilling, well-being, flexibility and income opportunity.

We believe that diversity starts at the top. Our Board of Directors has exceeded 30% gender diversity for more than 10 years, is 17% racially diverse and 42% non-US born. Our Executive Leadership Team, which reports directly to the CEO, is 27% women, 36% racially diverse and 72% non-US born. Our Global Leadership Team, the top 95 leaders in the company, is 33% women.

Our gender parity goal is 50% at the global leadership level by 2025.

Gender diversity is our primary DEIB goal across all markets; in addition, our 17 largest markets have also established secondary diversity targets. These have been developed to reflect socio-economic challenges, cultural references and data privacy requirements specific to each of these countries. Examples include: First Nations representation in Australia, people with disabilities in Japan, young people in Mexico, LGBTQ+ in the Netherlands, age diversity in Spain, and racial and ethnic diversity in the US.

Championing DEIB in our workplaces also means that we prioritize people’s health and wellbeing and have committed to flexible work models across the globe to attract, engage and retain our people. In a number of markets, we have launched initiatives and trained our managers to promote greater awareness of mental wellbeing.

Developing our People

We believe our success in creating value for individuals and organizations around the world will depend on our ability to leverage the potential of our own people. We are investing in our people to support both our strategic ambitions and their personal goals.

In 2022, we continued to broaden and deepen our investment through our Leadership Development Programs, incorporating the 3 E’s of our development philosophy: Education, Exposure and Experience.

•
The Future Leader Program (FLP) supports people in transition from individual contributor roles to first-time managers.

•
The Accelerated Leadership Program (XLP) advances leaders into more senior roles.

•
The Strategic Leadership Program (SLP) supports leaders who have the potential to attain the most senior roles.

Upon completion of these programs, the majority of our people have made positive leadership career moves.

In 2022, we also increased our focus on learning through investment in the development of our Sales Academy, our Talent Agent program and our internal Experis Talent Academy while curating new online micro-courses for all employees.

Strengthening our Culture

Listening to our people is key to supporting an inclusive and resilient culture. Through annual and regular pulse surveys we can understand employee sentiment around various items from the effectiveness of our people and culture strategy, to leadership, ethics and values and development opportunities. After launching our Culture Matters initiative in 2021, we continued our commitment to strengthening our employee engagement during 2022. Over the last two years, thousands of employees across 30 countries have completed more than 28,000 “sprints” and “drills”, experimenting with new cultural behaviors to begin building them into daily routines.

We believe these efforts have enhanced employee engagement, as reflected in our ManpowerGroup Annual People Survey (MAPS) results. This survey, which had an 81% response rate in 2022, gives voice to our employees worldwide to share opinions, feedback, and opportunities for improvement. We have analyzed the results to identify actions we can take to strengthen our culture at the global and local levels.

Item 1A. Risk Factors

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). Statements made in this report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. Forward-looking statements are based on management’s current assumptions and expectations and are subject to risks and uncertainties that are beyond our control. This section provides you with cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could materially adversely affect our business, operational and financial results and cash flows. In addition, these factors could cause our actual results to differ materially from those contained in forward-looking statements made in this report or otherwise made by us or on our behalf. You can identify these forward-looking statements by forward-looking words such as “expect”, “anticipate”, “intend”, “plan”, “may”, “will”, “believe”, “seek”, “estimate”, and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

The following are some of the factors that could materially adversely affect our business, operational and financial results and cash flows or cause actual results to differ materially from estimates contained in our forward-looking statements. Risks in this section are grouped in the following categories: (1) Company and Operational Risks; (2) Strategic Risks; (3) Financial and Market Risks; and (4) Regulatory and Legal Risks. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

Company and Operational Risks

•
Volatile, negative or uncertain economic conditions;
•
Inability to timely operate our business or respond to the needs of our clients;
•
Competition in the worldwide employment services industry limiting our ability to maintain or increase market share or profitability;
•
Cyberattack or improper disclosure or loss of sensitive or confidential company, employee, associate or client data, including personal data;
•
Disruption, increased costs and reputational risk from outsourcing various aspects of our business;
•
A loss or reduction in revenues from one or more large clients;
•
Loss of key personnel;
•
Competition in labor markets limiting our ability to attract, train and retain the personnel necessary to meet our clients’ staffing needs;
•
Political unrest, natural disasters, health crises, infrastructure disruptions and other risks beyond our control;
•
Our ability to preserve our reputation in the marketplace;
•
Changes in client attitudes toward the use of our services or our industry; and
•
Limited ability to protect our thought leadership and other intellectual property.

Strategic Risks

•
Inability to effectively implement our business strategy or achieve our objectives;
•
Failure to keep pace with technological change and marketplace demand in the development and implementation of our services and solutions;

•
Our ESG strategy exposes us to business risks;
•
Costs or disruptions resulting from acquisitions we complete; and
•
Risks related to dispositions we may undertake via sales, franchises, joint ventures or other exit activities.

Financial and Market Risks

•
Foreign currency fluctuations;
•
Inability to meet our liquidity or working capital needs;
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
•
Provisions under Wisconsin law and our articles of incorporation and bylaws could make the takeover of our Company more difficult; and
•
Other factors that may be disclosed below or from time to time in our SEC filings or otherwise.

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

Company and Operational Risks

Our results of operations have been and may in the future be materially adversely affected by volatile, negative, or uncertain economic conditions, including the risk of recession.

Our business is sensitive to changes in global macroeconomic conditions. We have at times experienced uncertainty and volatility in global economic conditions, including in rates of growth or decline in the markets we serve. Our operating countries and regions, which are increasingly interdependent, have experienced periods of volatile growth patterns or declines, and we expect that global conditions will continue to be characterized by instability and unpredictability. Such conditions have and may continue to cause our clients to reduce or defer their spending on new projects that require our solutions which could decrease demand for our various staffing services. For example, the future economic impact of COVID-19 continues to be uncertain and unpredictable and global economic conditions, as well as our business, could be affected by the emergence of new variants, the effectiveness of vaccines and treatments, and governmental or individual actions in response to new COVID-19 developments. If our business growth is slow, or if it contracts for an extended period of time, this could have a material adverse effect on our business and results of operations.

Our profitability is sensitive to decreases in demand. Based on current macroeconomic conditions, there is a significant risk that our most important markets will experience a recession, which would likely be accompanied by a decline in demand for our services. When demand drops or remains low, our operating profit is impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses do not decline as quickly as revenues. In periods of decline, we may not be able to reduce selling and administrative expenses without negatively impacting the long-term potential of our branch network and brands. Additionally, some clients may slow the rate at which they pay us, or become unable to pay their obligations and our cash flow and profitability may suffer.

Economic conditions in the countries and territories where we do business may be affected by recent or emerging events, such as the rise of populism, political volatility, civil violence and unrest, election results or other changes in ruling parties or governmental leadership, trade disputes, protectionism or changes in global trade policies, the global refugee crisis, social justice movements, energy shortages or instability in the global energy market, COVID-19 and other global health crises, changes in immigration policy, the impact of supply chain challenges on our clients, changes in employment policy, rising interest rates, inflation, the impact of terrorist activity, or by other political or economic developments. In addition, there is a risk the current inflationary environment could have an impact on the countries and territories where we do business. We are particularly susceptible to changes in demand patterns and economic conditions in Europe, which represents two of our operating segments and 64% of our revenue.

There is a risk that economic conditions in European markets may continue to be negatively impacted by geopolitical events which, in recent years, have included labor unrest, civil protest, heightened trade tensions, refugee crises and, since early 2022, the Russia-Ukraine war. Numerous countries have instituted sanctions and other penalties against Russia. The measures that have been taken, and could be taken in the future, by the U.S., European Union, and others could result in retaliatory action by the Russian government, leading to an escalation and/or expansion in the scope of this conflict. The consequences of this are difficult to predict but may result in further sanctions, regional or global instability, and geopolitical shifts, heightened cybersecurity threats, further disruptions in the global supply chain, volatility in foreign exchange rates, and inflationary pressures. In addition, the conflict may cause energy shortages, price increases, or other instability in the global energy market, particularly in Europe where our business may be especially vulnerable to these conditions. For example, during 2022 our operations in France had an outsized exposure to the Russia-Ukraine war due to the impact of supply chain constraints on demand for our services in certain sectors, primarily automotive and construction, and to a lesser degree, logistics. Any of these events or trends could have a material adverse effect on our business and operating results, particularly our European operations.

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

We may lack the speed, agility, and resiliency to effectively operate our business and respond to the needs of our clients.

There is a risk we may not be able to respond with sufficient speed and agility to the needs of our diverse clients, which span all industries and whose needs may change rapidly as their businesses and industries evolve. The size and breadth of our organization, comprising approximately 30,900 employees based out of over 2,200 offices in approximately 75 countries and territories, may make it difficult for us to effectively manage our resources, to maintain our corporate culture throughout the organization, to drive service improvements and to provide coordinated solutions to our clients who require our services in multiple locations. For example, client demands for uniform service across borders may be difficult to satisfy because of variation in local laws and customs. We see a trend in more multi-country and enterprise-level relationships, and we may have difficulty in profitably managing and delivering projects involving multiple countries. Also, our size and organizational structure may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If we are not effective at anticipating or meeting the widely ranging needs of our current and prospective clients, or our competitors are more agile or effective at doing so, our business and financial results could be materially adversely affected.

Our ability to perform at speed, and to meet client expectations, may also be adversely affected by limitations in our own information systems and those of our third-party vendors. We are increasingly dependent on these systems, which are subject to damage or interruption from multiple causes, including power outages, facility damage, computer and telecommunications failures, vandalism, malware, hacking and other malicious acts, catastrophic events and human error. If our information systems are damaged, fail to work properly, or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience reputational damage, loss of critical information, customer disruption, and interruptions or delays in our ability to perform essential functions and implement new and innovative services.

The worldwide employment services industry is highly competitive with limited barriers to entry in many markets, which could limit our ability to maintain or increase our market share or profitability.

The worldwide employment services industry is highly competitive with limited barriers to entry in many markets, and in recent years has undergone significant consolidation. We compete in markets throughout the world with full-service and specialized employment services agencies. Several of our global competitors, including The Adecco Group and Randstad, have very substantial marketing and financial resources, and may be better positioned in certain markets. Portions of our industry may become increasingly commoditized, with the result that competition in key areas could become more focused on pricing. We expect that we will continue to experience pressure on price from competitors and clients. There is a risk that we will not compete effectively, including on price, which could limit our ability to maintain or increase our market share and could materially adversely affect our financial results. This may worsen as clients increasingly take advantage of low-cost alternatives including using their own in-house resources rather than engaging a third party.

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

Since the beginning of the pandemic, more of our employees are working from their homes or other remote locations which makes it more difficult for us to monitor their activities, the security of their work locations, insider threats, and data exfiltration. This has increased the risk of security incidents, which could include unauthorized access to, disclosure of, or loss of personal and/or confidential data, as well as other types of fraudulent activity. Any such unauthorized access or fraudulent activity could have a material adverse effect on our business and financial results.

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

We have increasingly outsourced, and may further outsource, important processes of our business to third party vendors, which exposes us to other risks, including increased costs, supply chain interruptions, potential disruptions to our business operations, and reputational risk. For example, we rely on third parties to host, manage and secure certain aspects of our data center information and technology infrastructure, to develop and maintain new technology for attracting, onboarding, managing, and analyzing our workforce, and to provide important back-office support. We have increasingly centralized our vendor profile so that we are reliant on a small number of vendors for highly critical corporate and technology functions. While we believe these third-party vendors provide greater efficiency and expertise, our dependence on a small number of vendors increases the risk that our business will be adversely affected if our vendors are unable to provide these services consistent with our needs. Similarly, our business continuity and our margins could be adversely affected if we needed to replace one of our critical vendors for performance or economic reasons.

Our operations also depend significantly upon these vendors’ and our ability to protect our data and to ensure the availability of our servers, software applications and websites. Despite our and our third-party vendors’ implementation of security measures, our systems remain susceptible to system failures, computer viruses, natural disasters, unauthorized access, cyberattacks and other similar incidents, any of which could result in disruptions to our operations. Our vendors have experienced data losses in the past, and we can expect such data incidents will occur in the future. A successful breach of the security of our technology systems, or those of our vendors, could result in the theft of confidential, personally identifiable, or other sensitive data, including data about our employees and/or associates, or our human resources operations, any of which could damage our reputation in the market. If we are not able to realize the savings associated with outsourcing services or if there is a disruption or security breach of our outsourced services that results in a loss or damage to our data, or in an inappropriate disclosure of confidential, personally identifiable, or sensitive data, our business and financial results could be materially adversely affected.

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

Our business depends on our ability to attract and retain qualified associates who meet the requirements of our clients and possess skill sets and experience that match client needs. In many markets, we have recently experienced an unusually tight labor market, with historically low levels of unemployment, and there is a risk that we may be unable to meet our clients’ requirements in identifying an adequate number of associates. These labor shortages have been exacerbated by employees and potential employees leaving the labor market due to burn-out, resignation, early retirement, immigration challenges, workplace safety concerns, vaccine mandates, and childcare responsibilities. Workers have also impacted the labor market through increasing demands for change in employment conditions, such as demands for higher wages, remote work, and additional flexibility in work schedule. We must continually evaluate and upgrade our base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies. This is especially acute for individuals with critical IT capabilities and other technology skills that are in high demand by many companies, as competition for such individuals with proven professional skills is intense, and we expect demand for such individuals to remain very strong for the foreseeable future. Qualified personnel with relevant skills may not be available to us in sufficient numbers and on terms of employment acceptable to us. Additionally, our clients may look to us for assistance in identifying and integrating into their organizations’ workers from diverse backgrounds, and who may represent different generations, geographical regions, and skillsets. These needs may change due to business requirements, or in response to geopolitical and societal trends. There is a risk that we may not be able to identify workers with skills that match client demand, or that our training programs may not succeed in developing effective or adequate skills. If we fail to recruit, train and retain qualified associates who meet the needs of our clients, our reputation, business and financial results could be materially adversely affected.

Our global operations subject us to certain risks beyond our control.

With operations in approximately 75 countries and territories around the world, we are subject to numerous risks outside of our control, including risks arising from political unrest and other political events, regional and international hostilities and international responses to these hostilities, strikes and other worker unrest, natural disasters, the impact of global climate change, acts of war, terrorism, international conflict, severe weather conditions, pandemics, including COVID-19, and other global health emergencies, disruptions of infrastructure and utilities including energy, cyberattacks, and other events beyond our control.

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

Our success depends on our ability to keep pace with rapid technological changes in the development and implementation of our services and solutions. For example, rapid changes and regulatory restrictions on the use of artificial intelligence, machine learning and robotics are having a significant impact on some of the industries we serve and could have significant and unforeseen consequences for the workforce services industry and for our business. There is a risk that these, or other developments, could result in significant rapid disruption to our business model, and that we will be unprepared to compete effectively.

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

Our environmental, social, and governance (ESG) commitments and disclosures may expose us to risks and legal liability.

Our business could be impacted in several ways by our corporate environmental, social and governance (ESG) initiatives, including our goals for sustainability, diversity, equity, and inclusion.

•
Our positions and disclosures on these matters, or failure to achieve our commitments, could harm our reputation or brand image. For example, we have made various commitments regarding the future reduction of our greenhouse gas emissions, and there is a risk we will be unsuccessful in making progress toward our goals or ultimately meeting them, which could have adverse reputational impacts. Reputational concerns could also cause us to examine our relationships with certain clients and vendors, and choose not to conduct business with certain partners, which could negatively affect our performance or operational efficiency.
•
Positions we take, or do not take, on politically sensitive social issues or other ESG matters may be unpopular with certain existing or potential clients and employees, which may impact our ability to attract and retain those clients and employees.
•
We may experience increased compliance burdens and costs in order to implement our initiatives, including those costs associated with any new legal or regulatory requirements, or voluntary standards and commitments, designed to mitigate climate change or address human capital management concerns.
•
Our ability to achieve our ESG commitments may be subject to numerous external factors outside of our control, including: (1) the availability and cost of low-carbon energy sources; (2) evolving regulatory requirements affecting ESG standards or disclosures; (3) the availability of vendors and other business partners that can meet our sustainability, diversity, and other standards; and (4) our ability to recruit, develop, and retain diverse talent.
•
Standard methodologies and frameworks, as well as our processes and controls, for measuring and reporting ESG matters across our operations are continuously evolving, including ESG-related disclosures that may be required by the SEC, European and other regulators; and such changing standards could result in significant revisions to our current goals, reported progress in achieving such goals, or our ability to achieve such goals in the future.

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

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. The integration of prior acquisitions, as well as entry into future acquisition transactions, could materially adversely affect our business, financial condition, results of operations and liquidity. We could also incur impairment losses on goodwill and intangible assets with an indefinite life or restructuring charges as a result of acquisitions we make.

From time to time, we undertake dispositions via sales, franchises, joint ventures or other exit activities, and we may face risks related to such transactions.

Occasionally, we dispose of parts of our operations in order to optimize our global strategic and geographic footprint and synergies. We have engaged in such dispositions in the past, including our dispositions of our businesses in Russia in January 2022, and in Hungary in December 2022, and we expect that we will continue to dispose of portions of our business that are not meeting our performance or strategic objectives. Among other alternatives, this could take the form of a closure of a business, the contribution of the business to a joint venture, or an exit by means of a sale to, or a franchise arrangement with, a third party. There are risks and costs associated with any exit activities, which could include difficulties in the separation of operations, services or personnel, the diversion of management attention, and the disruption of our business. Any such transactions may require regulatory or governmental approvals, which could impede the transaction. Divestitures may also involve continued financial involvement in, or liability with respect to, the divested businesses. As a result of divestiture transactions, we could incur severance charges for personnel and payments for lease and other commitments, charges from the impairment or write-off of assets, and other financial loss due to the transaction. Furthermore, there is the risk that we might lose customers, in particular multinational clients with operations in the exited countries or operations. Additionally, if we choose to enter into a franchise arrangement for a third party to operate our business in the exited region using our trademarks and other licensed assets, we face potential counterparty and reputational risks arising from the franchisee’s operation of the business. The reputational risks include the risk that marketplace participants, including clients, candidates and the media, may believe that we continue to control the operations of a divested or franchised business that operates utilizing our name or other trademarks.

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

During 2022, approximately 82% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, $986.5 million of our outstanding indebtedness as of December 31, 2022, was denominated in foreign currencies, including $956.6 million related to our Euro-denominated notes (€900.0 million). Increases or decreases in the value of the United States dollar against other major currencies, or the imposition of limitations on conversion of foreign currencies into United States dollars, could affect our revenues, operating profit and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Euro, could have a material adverse effect on our reported results and shareholders’ equity, however, such fluctuations generally do not affect our cash flow or result in actual economic gains or losses unless we repatriate funds. Furthermore, the volatility of currencies may make year-over-year comparability of our financial results difficult.

We seek to mitigate our exposure to foreign currency fluctuations by utilizing net investment hedges and, from time to time, foreign currency forward exchange contracts and cross-currency swaps. Our Euro-denominated notes are designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2022, to mitigate our Euro currency translation exposure. The effectiveness of this hedge in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain or uneven demand for our services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none at all, of the material adverse financial effects of unfavorable fluctuations in foreign exchange rates over the time the hedge is in place or effective.

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

As of December 31, 2022, we had $986.5 million of total debt. Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

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

In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, recently agreed to enact Pillar Two, which introduces a global minimum effective tax rate whereby certain multinational groups are subject to a 15% minimum tax on income derived in low-tax jurisdictions. These rules are to become effective beginning in 2024. In the United States, various proposals to raise corporate income taxes are periodically considered including the recently enacted Inflation Reduction Act, which introduced a 15% Corporate Alternative Minimum Tax beginning in 2023. These proposed and enacted changes in tax laws, treaties or regulations, or their interpretation or enforcement, could have a material adverse impact on our current or future tax positions.

The price of our common stock may fluctuate significantly, which may result in losses for investors.

The market price for our common stock may be subject to significant volatility. For example, during 2022, the price of our common stock as reported on the New York Stock Exchange ranged from a high of $115.54 to a low of $64.00. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

In many jurisdictions in which we operate, such as France, Italy, Germany, Japan and Mexico, the employment services industry is heavily regulated and scrutinized. For example, in April 2021, new legislation was adopted in Mexico that affects many types of temporary placements under the country’s labor laws. The new law broadly prohibits the provision of our traditional temporary staffing services, only allowing outsourced worker assignments for special, deliverables-based projects outside of the client’s core business activity. This has had a material adverse impact on our business in Mexico. In Europe, governmental regulations in Germany restrict the length of contracts and the industries in which our associates may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of our associates. Additionally, in some countries, trade unions have used the political process to target our industry in an effort to increase the regulatory burden and expense associated with offering or utilizing contingent workforce solutions. Moreover, many countries, including the Netherlands and Japan, have established regulations that require equal-pay for equal-work for temporary workers and fixed term employees. Furthermore, some countries are adopting more restrictive immigration regulations, which may lead to greater expense or inability to fulfill client demand, particularly in our cross-border talent solutions business. All of these continuously-evolving regulations could have a significant impact to our revenues, costs, and operating margins as we and customers adjust to these new regulations.

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
•
adopt new COVID-19 regulations that impact our business;
•
require us to obtain additional licensing to provide employment services; or
•
increase taxes, such as sales or value-added taxes.

Other types of future regulation may have a material adverse effect on our business and financial results by making it more difficult or expensive for us to continue to cost-effectively provide employment services, particularly if we cannot pass along increases in costs to our clients.

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

We may incur fines and other losses or negative publicity with respect to the above risks. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team and costly and could have a negative impact on our business regardless of the merits of the claim. For example, in the past, we have devoted considerable time and expense to resolve several California-based “wage and hour” claims that asserted deficiencies in our payroll practices, and we are often sued by plaintiffs in various other employment-related matters, including those seeking class action status in the US. It is likely we will continue to experience similar claims in the future, which may increase in number as a result of remote working assignments as well as increasing employment regulation at the state and local level.

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

Item 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF MANPOWERGROUP

(as of February 17, 2023)

Name of Officer	Office

Jonas Prising Age 58

Chairman of ManpowerGroup since December 2015. Chief Executive Officer of ManpowerGroup since May 2014. ManpowerGroup President from November 2012 to May 2014. Executive Vice President, President of ManpowerGroup - the Americas from January 2009 to October 2012. Executive Vice President, President – United States and Canadian Operations from January 2006 to December 2008. A director of ManpowerGroup since May 2014. An employee of ManpowerGroup since May 1999. A director of Kohl's Corporation since August 2015.

John T. McGinnis Age 56

Executive Vice President, Chief Financial Officer of ManpowerGroup since February 2016. Global Controller of Morgan Stanley from January 2014 to February 2016. Chief Financial Officer, HSBC North America from July 2012 to January 2014. Chief Financial Officer, HSBC Bank USA from July 2010 to January 2014. An employee of ManpowerGroup since February 2016.

Michelle S. Nettles Age 51

Chief People and Culture Officer since July 2019. Chief People and Diversity Officer of Molson Coors Brewing Company from October 2016 to July 2019. Chief Human Resources Officer of MillerCoors from October 2014 to October 2016. Prior thereto, held other positions at MillerCoors since 2009. An employee of ManpowerGroup since July 2019. A director of RXO, Inc. since November 2022.

Richard D. Buchband Age 59

Senior Vice President, General Counsel and Secretary of ManpowerGroup since January 2013. Partner and Associate General Counsel for Accenture plc from 2006 to 2011. An employee of ManpowerGroup since January 2013.

OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and Affiliates, in 2022:

(a)
preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value added tax and consultation regarding appropriate handling of items on the United States and international tax returns;
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

Shareholders of Record

As of February 15, 2023, the Company's common stock was held by approximately 2,600 record holders.

Dividend Policy

While we currently expect that future semi-annual dividends will continue to be paid, our dividend policy is subject to review and change at the discretion of our Board of Directors and may depend upon, among other factors, earnings, financial condition, and other requirements.

Issuer Purchases of Equity Securities

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the fourth quarter of 2022. As of December 31, 2022, there were 2.0 million shares remaining authorized for repurchase under the 2021 authorization.

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs
October 1 - 31, 2022	376,067		$66.48	376,067	1,984,318
November 1 - 30, 2022	479	(1)	—	—	1,984,318
December 1 - 31, 2022	875	(1)	—	—	1,984,318
Total	377,421		$66.48	376,067	1,984,318

(1) Represents shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

Performance Graph

Set forth below is a graph for the periods ending December 31, 2017-2022 comparing the cumulative total shareholder return on our common stock with the cumulative total return of companies in the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s 1500 Human Resources and Employment Services Sub-Industry Index. We are included in the Standard & Poor’s 1500 Human Resources and Employment Services Sub-Industry Index and we estimate that we constituted approximately 13% of the total market capitalization of the companies included in the index. The graph assumes a $100 investment on December 31, 2017 in our common stock, the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s 1500 Human Resources and Employment Services Sub-Industry Index and assumes the reinvestment of all dividends.

December 31	2017	2018	2019	2020	2021	2022
ManpowerGroup	$100	$51	$77	$72	$77	$66
S&P 400 Midcap Stock Index	100	88	109	121	150	128
S&P 1500 Human Resources and Employment Services Sub-Industry Index	100	83	100	99	148	109

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are included in the Financial Measures section found in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Results of Operations - For Years of Operation Ending December 31, 2022 and 2021

The financial discussion that follows focuses on 2022 results compared to 2021. For a discussion of 2021 results compared to 2020, see the company’s Annual Report on Form 10-K for the year ended December 31, 2021.

During 2022, revenues decreased -4.3% in 2022 compared to 2021. Our 2022 results reflected the negative impact of foreign currency translation, partially offset by increased demand for our services in most of our key markets. However, we also believe that downside risks to the global economic outlook have increased significantly in Europe and North America. This economic risk is particularly high in Europe, driven by elevated inflation, rising energy prices, the Russia-Ukraine war and higher interest rates. Within Europe, Germany's industrial economy is especially sensitive to increases in energy costs, which could impact other countries given the importance of the German economy. Our France operation has an outsized exposure to the Russia-Ukraine war due to the impact of supply chain constraints on demand for our services in certain sectors, primarily automotive and construction, and to a lesser degree, logistics. As Europe represents a significant portion of our operations, we continue to monitor economic conditions in our Southern Europe and Northern Europe regions.

During 2022, the United States dollar was stronger, on average, relative to the currencies in our European markets, which therefore had an unfavorable impact on our reported results. The changes in the foreign currency exchange rates had a -9.2% unfavorable impact on revenues from services and an approximately $0.88 per share unfavorable impact on net earnings per share – diluted in 2022. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same local currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During 2022, we experienced the following quarterly changes to our consolidated revenues compared to 2021: a 4.4% increase in revenue in the first quarter due to the impact of acquisitions and increased demand, partially offset by the unfavorable impact of currency exchange rates; a revenue decrease of -3.8% in the second quarter due to the significant strengthening of the dollar causing an unfavorable impact of currency exchange rates, partially offset by the impact of acquisitions and slightly more billing days; -6.6% decrease in revenues in the third quarter due to the continued unfavorable impact of currency exchange rates, partially offset by increased demand for our staffing/interim services in key markets and the impact of acquisitions; and ending the year with a -10.6% revenue decrease in the fourth quarter of 2022 reflecting a deteriorating economic environment during the quarter, particularly across Europe and North America, and the unfavorable impact of currency exchange rates.

During 2022 compared to 2021, most of our markets experienced revenue decreases due to the strengthening of the dollar, partially offset by strong labor markets and continued solid demand. We experienced a -8.7% revenue decrease in Southern Europe, mainly driven by the unfavorable impact of currency exchange rates, offset by increased demand in France and Italy. We experienced a -13.3% revenue decrease in Northern Europe primarily due to the unfavorable impact of currency exchange rates, partially offset by increased demand in our permanent recruitment business. Revenues increased 15.8% in the Americas primarily driven by our acquisition of the ettain group in the United States in the fourth quarter of 2021, which now operates as part of our Experis brand, increased demand for our staffing/interim services and increased demand for our permanent recruitment business. We refer to the ettain group acquisition as the "Experis acquisition". We experienced a -3.8% revenue decrease in APME primarily due to the unfavorable impact of changes in currency exchange rates.

From a brand perspective, we experienced a revenue decrease in Manpower, and revenue increases in Experis and Talent Solutions during 2022 compared to 2021. The revenue decrease in our Manpower brand was due to the unfavorable currency exchange rate impact, partially offset by increased demand for staffing services and solid demand in our permanent recruitment business. In our Experis brand, the revenue increase was primarily due to the Experis acquisition in the United States, improved demand for our interim services and increased demand in our permanent recruitment business, partially offset by unfavorable exchange rates. On an overall basis, the revenue increase in our Talent Solutions brand, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, was driven mostly by increased demand for our RPO services as the permanent recruitment environment was strong during the year.

Our gross profit margin improved in 2022 compared to 2021 primarily due to a favorable change in business mix as our higher-margin permanent recruitment business, which experienced a 22.5% increase (32.3% in constant currency and 31.0% in organic constant currency) during 2022 as a result of stronger hiring activity, represented a higher percentage of the revenue mix in our largest markets. The increase was also due to the improvement in our staffing/interim margin in all of our major markets, margin improvement in our Experis managed services business in Europe, and a higher percentage of revenue mix coming from our higher-margin consulting and MSP services. These increases were partially offset by a lower mix of revenues coming from our higher-margin Right Management career transition business.

We recorded a $50.0 million goodwill impairment charge related to our Netherlands reporting unit in the fourth quarter of 2022. We recorded restructuring costs of $3.6 million in 2022, compared to $15.2 million in 2021. We recorded integration costs of $14.7 million in 2022 relating to our Experis acquisition in the fourth quarter of 2021, compared to Experis acquisition and integration costs of $18.8 million in 2021. We recorded a net loss on the sale of our Russia business of $8.0 million, which was comprised of a $9.7 million loss in selling and administrative expenses, offset by a $1.7 million gain in interest and other expenses representing a cumulative translation adjustment. We recorded a net loss on the sale of our Hungary business of $2.0 million, which was comprised of a $0.8 million loss in selling and administrative expenses and a $1.2 million loss in interest and other expenses representing cumulative translation adjustments. We also recognized a one-time gain of $10.0 million related to a long-term obligation in Northern Europe in 2021.

Our operating profit decreased -0.6% in 2022 while our operating profit margin increased 10 basis points compared to 2021. Excluding the effects of currency exchange rates, a goodwill impairment charge incurred in 2022 related to our Netherlands reporting unit, a loss from the disposition of subsidiaries incurred in 2022, the one-time gain related to a Northern Europe long-term obligation in 2021, restructuring costs incurred in 2022 and 2021, and acquisition integration costs incurred in 2022 and 2021, our operating profit was up 20.8%. Excluding the impact of the items previously listed, our operating profit margin increased 50 basis points compared to 2021. The operating profit margin increased mostly due to the improvement in our gross profit margin and our ability to support an increase in revenues without a similar increase in selling and administrative expenses.

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

Consolidated Results - 2022 compared to 2021

The following table presents selected consolidated financial data for 2022 as compared to 2021.

(in millions, except per share data)	2022	2021	Reported Variance	Variance in Constant Currency	Variance in Organic Constant Currency
Revenues from services	$19,827.5	$20,724.4	(4.3)%	4.9%	2.6%
Cost of services	16,255.1	17,316.9	(6.1)	3.1
Gross profit	3,572.4	3,407.5	4.8	13.8	9.8
Gross profit margin	18.0%	16.4%
Selling and administrative expenses, excluding goodwill impairment charges	2,940.7	2,822.1	4.2	12.4
Goodwill impairment charges	50.0	—
Selling and administrative expenses	2,990.7	2,822.1	6.0	14.3	10.9
Selling and administrative expenses as a % of revenues	15.1%	13.6%
Operating profit	581.7	585.4	(0.6)	11.7	4.6
Operating profit margin	2.9%	2.8%
Net interest expense	29.0	26.8
Other expenses (income), net	(4.4)	(9.5)
Earnings before income taxes	557.1	568.1	(1.9)	10.2
Provision for income taxes	183.3	185.7	(1.3)
Effective income tax rate	32.9%	32.7%
Net earnings	$373.8	$382.4	(2.2)	9.9
Net earnings per share - diluted	$7.08	$6.91	2.6	15.3
Weighted average shares - diluted	52.8	55.4	(4.7)%

The year-over-year decrease in revenues from services of -4.3% (increase of 4.9% in constant currency and 2.6% in organic constant currency) was attributed to:

•
a revenue decrease in Southern Europe of -8.7% (increase of 2.0% in constant currency and 1.7% in organic constant currency). France, the largest market in Southern Europe, experienced a revenue decrease of -7.5% (increase of 4.0% in constant currency and 3.6% in organic constant currency), which was primarily due to the unfavorable impact of currency exchange rates, partially offset by increased demand for our Manpower staffing services and a 8.2% increase (21.7% in constant currency) in the permanent recruitment business. Italy, also part of Southern Europe, experienced a revenue decrease of -4.9% (increase of 6.8% in constant currency), which was primarily due to the unfavorable impact of changes in currency exchange rates, partially offset by increased demand for our Manpower staffing services and Experis interim services and a 12.4% increase (26.4% in constant currency) in the permanent recruitment business;
•
a revenue decrease in Northern Europe of -13.3% (-2.5% in constant currency and 0.0% in organic constant currency) primarily due to the unfavorable impact of changes in currency exchange rates and the decreased demand for our staffing/interim services, partially offset by the 22.0% increase (37.9% in constant currency) in the permanent recruitment business. We experienced revenue decreases in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium of -13.9%, -5.1%, -18.0%, -15.7% and -8.8%, respectively (-4.3%, +8.6%, -8.0%, -5.5% and +2.6%, respectively, in constant currency);
•
a revenue decrease in APME of -3.8% (increase of 9.0% in constant currency) primarily due to the decrease in our Experis business, and the unfavorable impact of changes in currency exchange rates; partially offset by the 4.7% increase (15.7% in constant currency) in the permanent recruitment business; and
•
a revenue increase in the United States of 27.6% (6.5% on an organic basis) primarily driven by increased demand for our Experis staffing/interim services including the significant contribution to revenues from our Experis acquisition and increased demand in our permanent recruitment business of 41.6% (34.3% on an organic basis).

The year-over-year 160 basis point increase in gross profit margin was primarily attributed to:

•
a 60 basis point favorable change in business mix as the higher-margin permanent recruitment and Talent Solutions businesses saw increased hiring activity contribute to an increase in gross profit;
•
a 40 basis point favorable impact from the improvement in the staffing/interim margins driven by our Manpower businesses;
•
a 40 basis point favorable impact from the Experis acquisition and the margin improvement and other solutions related services within Experis managed services; and
•
a 20 basis point favorable impact from changes in currency exchange rates.

The 6.0% increase in selling and administrative expenses in the year ended December 31, 2022 (14.3% in constant currency; 10.9% in organic constant currency) was primarily attributed to:

•
a goodwill impairment charge of $50.0 million incurred in the year ended December 31, 2022 which was related to our Netherlands reporting unit;
•
a 5.9% increase (14.2% in constant currency and 11.1% in organic constant currency) in personnel costs due to the increase in salary costs related to additional headcount as we invested in incremental recruiters and sales talent to support revenue. The increase in salary costs was also due to an increase in variable incentive costs as a result of increased profitability in most markets;
•
the $10.5 million loss on the disposition of subsidiaries in the year ended December 31, 2022;
•
the anniversary of a gain of $10.0 million related to a long-term obligation in Northern Europe in 2021; partially offset by
•
the $14.7 million of acquisition transaction and integration costs incurred in the year ended December 31, 2022 compared to $18.8 million in the year ended December 31, 2021;

•
a -1.0% decrease (increase of 7.0% in constant currency and 5.0% in organic constant currency) in non-personnel related costs, excluding acquisition transaction and integration costs, restructuring costs, goodwill and other impairment charges, loss on disposition of subsidiaries and gain related to a long-term obligation in Northern Europe, primarily to support the increase in revenues;
•
a decrease in restructuring costs to $3.6 million incurred in the year ended December 31, 2022 from $15.2 million in the year ended December 31, 2021; and
•
a -8.3% decrease due to the impact of changes in currency exchange rates in markets.

Selling and administrative expenses as a percent of revenues increased 150 basis points in the year ended December 31, 2022 compared to the year ended December 31, 2021 due primarily to:

•
a 100 basis point unfavorable impact as personnel costs increased, due to the investment in incremental recruiters and sales talent based on increased market activity, without a similar rate of increase in revenues. The increase in salary costs was also due to an increase in variable incentive costs as a result of increased profitability in most markets;
•
a 30 basis point unfavorable impact as a result of the increase in goodwill;
•
a 30 basis point unfavorable impact from changes in currency exchange rates; partially offset by
•
a 10 basis point favorable impact as a result of the decrease in restructuring costs in the year ended December 31, 2022 compared to the year ended December 31, 2021.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses, net was $24.6 million in 2022 compared to $17.3 million in 2021. Net interest expense increased $8.1 million in 2022 to $46.9 million from $38.8 million in 2021 primarily due to the higher interest rate on our €400.0 million notes offered and sold in June 2022 compared to the interest rate on the €400.0 million notes due September 2022 that were repaid in July 2022. Miscellaneous income was $16.3 million in 2022 compared to miscellaneous expense of $14.7 million in 2021.

We recorded income tax expense at an effective rate of 32.9% for 2022, as compared to an effective rate of 32.7% for 2021. The 2022 rate was higher than the 2021 rate due to the non-deductible goodwill impairment charge in the Netherlands. This was partially offset by the scheduled reduction in the French corporate tax rate to 25%. The 32.9% effective tax rate for 2022 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the Netherlands non-deductible goodwill impairment charge and the overall mix of earnings.

Net earnings per share - diluted was $7.08 in 2022 compared to $6.91 in 2021. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.88 per share in 2022. Goodwill and other impairment charges recorded in 2022 negatively impacted net loss per share - diluted by approximately $0.93. The acquisition transaction and integration costs recorded in 2022 and 2021 negatively impacted net earnings per share - diluted by approximately $0.22 and $0.27, net of tax, in 2022 and 2021, respectively. The loss from the disposition of subsidiaries recorded in 2022 negatively impacted net earnings per share - diluted by approximately $0.19 per share, net of tax, in 2022 . Restructuring costs recorded in 2022 and 2021 negatively impacted net earnings per share - diluted by approximately $0.05 and $0.07 per share, net of tax, in 2022 and 2021, respectively. The pension settlement expense recorded in 2022 negatively impacted net loss per share - diluted by approximately $0.05, net of tax, in 2022.

Weighted average shares - diluted decreased to 52.8 million in 2022 from 55.4 million in 2021. This decrease was due to the impact of share repurchases completed in 2021 and 2022 and the full year weighting of the repurchases completed in 2021, partially offset by shares issued as a result of exercises and vesting of share-based awards since 2021.

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

Americas

In the Americas, revenues from services increased 15.8% (18.1% in constant currency and 4.5% in organic constant currency) in 2022 compared to 2021. In the United States, revenues from services increased 27.6% (6.5% on an organic basis) in 2022 compared to 2021, primarily driven by increased demand for our Experis staffing/interim services including the significant contribution to revenues from our Experis acquisition and increased demand in our permanent recruitment business of 41.6% (34.3% on an organic basis). In Other Americas, revenues from services decreased -5.5% (increase of 0.9% in constant currency) in 2022 compared to 2021 primarily due to decreased demand for our staffing/interim services and the unfavorable impact of currency exchange rates, partially offset by increased demand in our permanent recruitment business of 41.5% (47.3% in constant currency). This decline was driven by a decrease in Mexico of -46.9% (-47.4% in constant currency) primarily due to labor legislation implemented in the third quarter of 2021.The decline was partially offset by increases in Canada, Argentina, Colombia, Peru and Brazil of 3.4%, 21.9%, 3.9%, 5.2% and 8.1%, respectively (7.2%, 64.5%, 17.5%, 4.0% and 3.3%, respectively, in constant currency), with the increase in Argentina being primarily due to inflation.

Gross profit margin increased in 2022 compared to 2021 primarily due to the increased demand in our permanent recruitment business, improvement in the staffing/interim margin, the Experis acquisition and increases in revenues from our higher-margin professional staffing and Talent Solutions offerings in the United States.

In 2022, selling and administrative expenses increased 20.3% (21.4% in constant currency and 11.5% in organic constant currency) primarily due to the Experis acquisition and an increase in salary-related costs due to higher headcount as we invested in incremental recruiters and sales talent based on increased market activity. The increases were partially offset by the decrease in restructuring costs to $1.0 million in 2022 compared to $5.2 million in 2021, and a decrease in Experis acquisition and integration costs of $14.7 million in 2022 compared to Experis acquisition and integration costs of $18.8 million in 2021.

Operating Unit Profit (“OUP”) margin in the Americas was 5.7% and 4.6% for 2022 and 2021, respectively. In the United States, OUP margin increased to 6.3% in 2022 from 5.0% in 2021 primarily due to increased demand in our permanent recruitment business, the Experis acquisition, increased operating leverage, an increase in the gross profit margin due to a favorable business mix and a decrease in Experis acquisition and integration costs incurred in 2022 compared to 2021, partially offset by an increase in salary-related costs due to higher headcount. Other Americas OUP margin increased to 4.4% in 2022 from 3.9% in 2021 primarily due to the gross profit margin improvement and a decrease in restructuring costs.

Southern Europe

In Southern Europe, which includes operations in France and Italy, revenues from services decreased -8.7% (increase of 2.0% in constant currency and 1.7% in organic constant currency) in 2022 compared to 2021. In 2022, revenues from services decreased -7.5% (increase of 4.0% in constant currency and 3.6% in organic constant currency) in France and decreased -4.9% (increase of 6.8% in constant currency) in Italy. The decrease in France is primarily due to the unfavorable impact of changes in currency exchange rates, partially offset by the increased demand for our Manpower staffing services, although supply chain constraints have negatively impacted the demand for our services in certain sectors, primarily automotive and construction, and to a lesser degree, logistics. The decrease was also offset by an 8.2% increase (21.7% in constant currency) in the permanent recruitment business. The decrease in Italy was primarily due to the unfavorable impact of changes in currency exchange rates, partially offset by the increased demand for our Manpower staffing services and Experis interim services and a 12.4% increase (26.4% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services decreased -14.1% (-6.2% in constant currency and -6.2% in organic constant currency) during 2022 compared to 2021, due to the unfavorable impact of changes in currency exchange rates and decreased demand for our Manpower staffing services, partially offset by increased demand for our Experis business services and increased demand in our permanent recruitment business of 19.4% (33.4% in constant currency and 33.4% in organic constant currency).

Gross profit margin increased in 2022 compared to 2021. The increases were primarily due to the increased demand in our permanent recruitment business and increases in our staffing/interim margin across our key markets.

Selling and administrative expenses decreased -4.0% (increase of 7.1% in constant currency) during 2022 compared to 2021 primarily due to the favorable impact of changes in currency exchange rates, partially offset by an increase in salary-related costs due to higher headcount to support an increase in revenues in the period and an increase in variable incentive costs as a result of increased profitability in certain markets. The decreases were also partially offset by the increase in restructuring costs to $0.9 million in 2022 from zero in 2021.

OUP margin in Southern Europe was 4.8% for 2022 compared to 4.5% for 2021. In France, the OUP margin increased to 4.7% for 2022 from 4.5% in 2021 primarily due to the increase in the gross profit margin. In Italy, the OUP margin increased to 7.2% for 2022 from 6.4% for 2021 primarily due to the increase in the gross profit margin. Other Southern Europe’s OUP margin increased to 3.1% in 2022 from 2.8% in 2021 primarily due to an increase in the gross profit margin.

Northern Europe

In Northern Europe, which includes operations in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 37%, 24%, 13%, 10%, and 7%, respectively, of Northern Europe’s revenues), revenues from services decreased -13.3% (-2.5% in constant currency and 0.0% in organic constant currency) in 2022 compared to 2021. We experienced revenue decreases in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium of -13.9%, -5.1%, -18.0%, -15.7% and -8.8%, respectively (-4.3%, +8.6%, -8.0%, -5.5% and +2.6%, respectively, in constant currency). The revenue decreases in Northern Europe were primarily due to the unfavorable impact of changes in currency exchange rates and the decreased demand for our staffing/interim services, partially offset by the 22.0% increase (37.9% in constant currency) in the permanent recruitment business.

Gross profit margin increased in 2022 compared to 2021 due to the increases in staffing/interim margin, the increased demand in our permanent recruitment business and the underlying business mix.

Selling and administrative expenses decreased -1.1% (increase of 11.3% in constant currency) in 2022 compared to 2021. The decreases are primarily due to the favorable impact of changes in currency exchange rates, partially offset by an increase in salary-related costs due to higher headcount.

OUP margin for Northern Europe decreased to 1.0% in 2022 from 1.5% in 2021. The decrease was primarily due to the loss on the sale of our Russia business, partially offset by the increase in gross profit margin.

APME

Revenues from services decreased -3.8% (increase 9.0% in constant currency) in 2022 compared to 2021. In Japan (which represents 46% of APME's revenues), revenues from services decreased -6.1% (increase of 12.0% in constant currency) primarily due to the unfavorable impact of the change in currency exchange rates, partially offset by an increase in our Experis business and an increased demand for our Manpower staffing services. In Australia (which represents 12% of APME's revenues), revenues from services decreased -13.7% (-6.7% in constant currency) primarily due to the exit of a low margin client arrangement in 2021 and the unfavorable impact of the change in currency exchange rates, partially offset by increased demand for our staffing/interim business. The revenue increase in the remaining markets in APME is due to the increase in demand for our staffing/interim business and our Experis business, partially offset by the unfavorable impact of changes in currency exchange rates.

Gross profit margin increased in 2022 compared to 2021 due to the increases in our staffing/interim margin and the increased demand in our permanent recruitment business.

Selling and administrative expenses decreased -2.7% (increase of 9.6% in constant currency) in 2022 compared to 2021. The decreases are primarily due to the favorable impact of the change in currency exchange rates, partially offset by higher salary-related costs due to higher headcount to support increases in revenues, increases in variable incentive costs as a result of increases in profitability in certain markets, and the increases in non-personnel related costs to support the increases in revenues.

OUP margin increased to 3.7% in 2022 from 3.4% in 2021 primarily due to the improvements in the gross profit margin.

Financial Measures

Constant Currency And Organic Constant Currency Reconciliation

Certain constant currency and organic constant currency percent variances are discussed throughout this report. A reconciliation of these Non-GAAP percent variances to the percent variances calculated based on our annual GAAP financial results is provided below. (See Constant Currency and Organic Constant Currency on page 30 for information.)

Amounts represent 2022 Percentages represent 2022 compared to 2021	Reported Amount (in millions)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions and Dispositions (in Constant Currency)	Organic Constant Currency Variance
Revenues from Services
Americas:
United States	$3,499.3	27.6%	—	27.6%	21.1%	6.5%
Other Americas	1,436.4	(5.5)	(6.4)	0.9	—	0.9
	4,935.7	15.8	(2.3)	18.1	13.6	4.5
Southern Europe:
France	4,785.0	(7.5)	(11.5)	4.0	0.4	3.6
Italy	1,706.9	(4.9)	(11.7)	6.8	—	6.8
Other Southern Europe	2,044.4	(14.1)	(7.9)	(6.2)	—	(6.2)
	8,536.3	(8.7)	(10.6)	2.0	0.3	1.7
Northern Europe	4,048.3	(13.3)	(10.9)	(2.5)	(2.5)	0.0
APME	2,387.3	(3.8)	(12.8)	9.0	—	9.0
	19,907.6
Intercompany Eliminations	(80.1)
ManpowerGroup	$19,827.5	(4.3)%	(9.2)%	4.9%	2.3%	2.6%
Gross Profit - ManpowerGroup	$3,572.4	4.8%	(9.0)%	13.8%	4.0%	9.8%
Operating Unit Profit
Americas:
United States	$219.2	61.2%	—	61.2%	45.2%	16.0%
Other Americas	63.4	7.0	(9.5)	16.5	—	16.5
	282.6	44.8	(2.9)	47.7	31.5	16.2
Southern Europe:
France	226.7	(2.9)	(12.4)	9.4	0.6	8.8
Italy	122.9	6.6	(13.4)	20.0	—	20.0
Other Southern Europe	63.4	(6.1)	(7.6)	1.6	—	1.6
	413.0	(0.8)	(11.9)	11.1	0.4	10.7
Northern Europe	42.4	(37.4)	(11.1)	(26.2)	(3.9)	(22.3)
APME	87.8	3.6	(16.2)	19.8	—	19.8
Operating Unit Profit - ManpowerGroup	$581.7	(0.6)%	(12.3)%	11.7%	7.1%	4.6%

Cash Sources and Uses

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of December 31, 2022, we had $554.3 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund corporate activities. As of December 31, 2022, deferred taxes related to non-United States withholding and other taxes were provided on $1,277.8 million of accumulated unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2022 and 2021, we have recorded a deferred tax liability of $18.4 million and $16.1 million, respectively, related to these non-United States earnings that may be remitted. As of December 31, 2022, we had an additional $339.9 million of accumulated unremitted earnings of non-United States subsidiaries for which we have not currently provided deferred taxes as amounts are deemed indefinitely reinvested. We have not estimated the deferred tax liability on these earnings as such estimation is not practicable to determine or immaterial to the financial statements.

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

Cash provided by operating activities was $423.3 million, $644.8 million and $936.4 million for 2022, 2021 and 2020, respectively. Changes in operating assets and liabilities utilized $139.7 million, compared to $135.6 million and $703.6 million of cash generated in 2022, 2021 and 2020, respectively. The change in 2022 from 2021 was primarily attributable to a decrease in accounts payable due to timing. The change in 2021 from 2020 was primarily attributable to an increase in accounts receivable due to the stronger market environment as the impact of the COVID-19 crisis had stabilized in many parts of the world by 2021, offset by an increase in accounts payable due to timing. In 2021, these improvements in our cash flows were partially offset by the decrease in our payroll-related liabilities due to lower activity.

Accounts receivable decreased to $5,137.4 million as of December 31, 2022 from $5,448.2 million as of December 31, 2021. This decrease was primarily due to the impact of changes in currency exchange rates. DSO increased by one day from December 31, 2021 to 56 days as of December 31, 2022 due to unfavorable mix changes, with higher growth in countries with a higher average DSO.

Capital expenditures were $75.6 million, $64.2 million and $50.7 million during 2022, 2021 and 2020, respectively. These expenditures were comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs of $34.2 million, $26.9 million and $14.0 million in 2022, 2021 and 2020, respectively. The year-over-year increases in expenditures were primarily due to additional technology investments and the timing of capital expenditures.

Net debt repayments were $58.7 million in 2022 as compared to net borrowings of $70.3 million in 2021 and net debt payments of $38.5 million in 2020. The change in 2022 from 2021 is mainly due to the $75.0 million repayment we made into our revolving credit facility during 2022 to clear the outstanding borrowings as of December 31, 2021 related to the Experis acquisition. The acquisition was funded through cash on hand and a $150.0 million draw on our revolving credit facility on October 1, 2021.

The Board of Directors authorized the repurchase of 4.0 million, 6.0 million and 6.0 million shares of our common stock in August 2021, August 2019 and August 2018. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2022, we repurchased a total of 3.2 million shares comprised of 1.2 million shares under the 2019 authorization and 2.0 million shares under the 2021 authorization, at a total cost of $270.0 million. In 2021, we repurchased 2.1 million shares under the 2019 authorization at a total cost of $210.0 million. In 2020, we repurchased a total of 3.4 million shares comprised of 0.8 million shares under the 2018 authorization and 2.6 million shares under the 2019 authorization, at a total cost of $264.7 million. As of December 31, 2022, there were 2.0 million shares remaining authorized for repurchase under the 2021 authorization and no shares remaining authorized for repurchase under the 2019 or 2018 authorization.

During 2022, 2021 and 2020, the Board of Directors declared total cash dividends of $2.72, $2.52 and $2.26 per share, respectively, resulting in total dividend payments of $139.9 million, $136.6 million and $129.1 million, respectively.

We have aggregate commitments of $1,961.2 million related to debt, operating leases, restructuring costs, transition tax resulting from the Tax Act and certain other commitments, as follows:

(in millions)	Total	2023	2024-2025	2026-2027	Thereafter
Long-term debt including interest	$1,081.7	$9.4	$48.7	$1,008.6	$15.0
Short-term borrowings	26.6	26.6	—	—	—
Operating leases	383.4	113.9	136.8	69.1	63.6
Restructuring costs	13.2	8.8	3.1	1.3	—
Transition tax resulting from the Tax Act	89.3	22.3	67.0	—	—
Other	367.0	183.4	107.5	31.2	44.9
	$1,961.2	$364.4	$363.1	$1,110.2	$123.5

Our liability for unrecognized tax benefits, including related interest and penalties, of $59.1 million is excluded from the commitments above as we cannot determine the years in which these positions might ultimately be settled.

We recorded net restructuring costs of $3.6 million, $15.2 million and $110.7 million during 2022, 2021 and 2020, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. The costs paid out of our restructuring reserve were $13.7 million during 2022.

We have entered into guarantee contracts and stand-by letters of credit that total $840.2 million as of December 31, 2022 ($793.0 million for guarantees and $47.2 million for stand-by letters of credit). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above. The cost of these guarantees and letters of credit was $1.7 million for 2022.

Total capitalization as of December 31, 2022 was $3,444.6 million, comprised of $986.5 million in debt and $2,458.1 million in equity. Debt as a percentage of total capitalization was 29%, 31% and 31% as of December 31, 2022, 2021 and 2020, respectively.

Acquisitions

On October 1, 2021, we acquired ettain group, one of the largest privately held IT resourcing and services providers in North America. Effective that date, ettain group became part of our Experis business in the Americas segment. The acquisition is intended to accelerate our strategy of diversifying our business mix into higher growth and higher value services. The aggregate cash consideration paid was $930.9 million. Of the total consideration paid, $925.0 million was for the acquired interests and the remaining $5.9 million was for excess working capital and cash. The transaction was funded through cash on hand and a $150.0 million draw on our revolving debt facility on October 1, 2021. We finalized the purchase accounting during the third quarter of 2022 and recognized post-closing working capital adjustments of $3.4 million and income tax adjustments of $3.1 million with a corresponding offset to goodwill.

The acquisition of ettain group was accounted for as a business combination, and the assets and liabilities of ettain group were included in the Consolidated Balance Sheets as of the acquisition date and the results of its operations have been included in the Consolidated Statements of Operations subsequent to the acquisition date. The customer relationship intangible asset is amortized over a 15-year useful life. The customer relationship intangible asset and goodwill from the acquisition are partially deductible for income tax purposes. As of December 31, 2022, the carrying value of intangible assets and goodwill was $330.0 million and $513.1 million, respectively. As of December 31, 2021, the carrying value of intangible assets and goodwill was $354.0 million and $519.6 million, respectively. The $6.5 million decrease in goodwill during 2022 resulted from the post-closing working capital adjustments discussed above. The goodwill is included within the United States reporting unit and is attributable to the workforce of the acquired business and expected synergies to occur post-acquisition as a result of diversifying the business into higher growth and higher value services.

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding ettain group, net of cash acquired, for the years ended December 31, 2022, 2021 and 2020 was $20.2 million, $8.1 million and $2.6 million, respectively. The 2022 payments primarily represent a consideration payment for the acquisition of Tingari, a talent solutions company in France. The 2022, 2021 and 2020 balances include consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $3.8 million, $6.3 million and $1.9 million, respectively, had been recognized as a liability at the acquisition date.

As of December 31, 2022, goodwill and intangible assets resulting from the 2022 acquisitions were $8.8 million and $5.3 million, respectively. As of December 31, 2021, goodwill and intangible assets resulting from the 2021 acquisitions, excluding ettain group, were $3.1 million and $0.6 million, respectively. No goodwill and intangible assets resulted from acquisitions in 2020.

Dispositions

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. On January 17, 2022, we disposed of our Russia business in our Northern Europe segment for cash proceeds of $3.2 million. In connection with the disposition, we recognized a one-time net loss on disposition of $8.0 million, of which $9.7 million was included in selling and administrative expenses and a gain of $1.7 million was included in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2022. On September 30, 2022, our Belgium business disposed of its Service Voucher Division and recognized a one-time gain of $4.1 million, which was included in selling and administrative expenses in the Consolidated Statements of Operations in the year ended December 31, 2022. On December 15, 2022, we disposed of our Hungary business in our Southern Europe segment and recognized a one-time loss of $2.1 million, of which $0.9 million was included in selling and administrative expenses and $1.2 million was included in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2022.

In November 2021, we disposed of our Tunisia business in our Southern Europe segment and recognized a one-time loss of $1.2 million, which was included in selling and administrative expenses in the Consolidated Statements of Operations in the year ended December 31, 2021.

On September 30, 2020, we disposed of four businesses (Serbia, Croatia, Slovenia, Bulgaria) in our Southern Europe segment for cash proceeds of $5.8 million, subject to normal post close working capital adjustments, and simultaneously entered into franchise agreements with the new ownership of these businesses. In connection with the disposition, we recognized a one-time loss on disposition of $5.8 million, which was included in selling and administrative expenses in the Consolidated Statements of Operations in the year ended December 31, 2020.

Euro Notes

On June 30, 2022, we offered and sold €400.0 million aggregate principal amount of the Company’s 3.50% notes due June 30, 2027 (the “€400.0 million notes”). The proceeds from the €400.0 million notes were used in July 2022 to repay our €400.0 million 1.875% notes due September 11, 2022. The €400.0 million notes were issued at a price of 99.465% to yield an effective interest rate of 3.514%, net of a favorable impact of a forward starting interest rate swap. Interest on the €400.0 million notes is payable in arrears on June 30 of each year. The Notes are unsecured senior obligations and rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

On June 22, 2018, we offered and sold €500.0 million aggregate principal amount of the Company’s 1.750% notes due June 2026 (the “€500.0 million notes”). The net proceeds from the €500.0 million notes of €495.7 million were used to repay our €350.0 million notes due June 22, 2018, with the remaining balance used for general corporate purposes, which included share repurchases. The €500.0 million notes were issued at a price of 99.564% to yield an effective interest rate of 1.809%. Interest on the €500.0 million notes is payable in arrears on June 22 of each year. The €500.0 million notes are unsecured senior obligations and rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

Both the €500.0 million notes and €400.0 million notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2022. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See the Significant Matters Affecting Results of Operations section and Notes 8 and 12 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

Revolving Credit Agreement

On May 27, 2022, we entered into a new Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks with a termination date of May 27, 2027 to replace our previous $600.0 million revolving credit facility. The Credit Agreement includes terms generally consistent with our previous 5-year credit facility, except the Credit Agreement uses Secured Overnight Financing Rate (SOFR) as the base rate index instead of London Interbank Offered Rate (LIBOR). The Credit Agreement allows for borrowing of $600.0 million in various currencies, and up to $150.0 million may be used for the issuance of stand-by letters of credit. We had no borrowings under this facility as of December 31, 2022 and $75.0 million as of December 31, 2021 under the previous facility. Outstanding letters of credit issued totaled $0.4 million and $0.5 million as of December 31, 2022 and 2021, respectively. Additional borrowings of $599.6 million and $524.5 million were available to us under the facility as of December 31, 2022 and 2021, respectively.

Under the Credit Agreement, a credit ratings-based pricing grid determines the facility fee and the credit spread that we add to the applicable interbank borrowing rate on all borrowings. At our current credit rating, the annual facility fee is 10 basis points paid on the entire facility and the credit spread is 102.5 basis points on any borrowings. A downgrade from both credit agencies would unfavorably impact our interest and facility fees and result in additional costs ranging from approximately $0.2 million to $0.5 million annually.

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

As defined in the Credit Agreement, we had a net Debt-to-EBITDA ratio of 1.01 to 1 (compared to the maximum allowable ratio of 3.5 to 1) and a Fixed Charge Coverage ratio of 5.66 to 1 (compared to the minimum required ratio of 1.5 to 1) as of December 31, 2022.

Other

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2022, such uncommitted credit lines totaled $318.4 million, of which $288.5 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $270.1 million could have been made under these lines as of December 31, 2021.

Our long-term debt has a rating of Baa1 from Moody's Investor Services and BBB from Standard and Poor's, both with a stable outlook. Both of the credit ratings are investment grade. Rating agencies use proprietary methodology in determining their ratings and outlook which includes, among other things, financial ratios based upon debt levels and earnings performance.

Assessment of the Liquidity Position

We have assessed our liquidity position as of December 31, 2022 and for the near future. As of December 31, 2022, our cash and cash equivalents balance was $639.0 million. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 million of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines of up to $300.0 million ($600.0 million in the third quarter) to meet the working capital needs of our subsidiaries, of which $270.1 million was available to use as of December 31, 2022. Our €500.0 ($532.7) million notes mature in June 2026, and our €400.0 ($423.9) million notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

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

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. On October 1, 2021, we acquired ettain group (see Note 4 to the Consolidated Financial Statements for further information). As part of the accounting for the acquisition, we identified and recorded a customer relationship intangible asset of $360.0 million which is amortized over a 15 year useful life. We utilized the discounted cash flow method to estimate the fair value of the customer relationship asset, which required management to make significant assumptions in the model, but was calculated based on the historical customer sales of the acquired company. A change in the customer attrition rate of 250 basis points would result in a decrease of $66.0 million or an increase of $87.0 million in intangible assets, respectively, but would not result in a material change to future amortization expense.

Defined Benefit Pension Plans

We sponsor several qualified and nonqualified pension plans covering permanent employees. The most significant plans are located in Switzerland, the United Kingdom, the Netherlands, Germany and France. Annual expense relating to these plans was $18.6, $22.2 million and $34.1 million in 2022, 2021 and 2020, respectively. The decrease in 2021 pension expense from 2020 was primarily due to the settlement of a U.S. pension plan in the first quarter of 2020. Pension expense is estimated to be approximately $15.0 million in 2023.

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

In determining the estimated 2023 pension expense for non-United States plans, we used a weighted-average discount rate of 3.2% compared to 1.0% for 2022, reflecting the current interest rate environment. We have selected a weighted-average expected return on plan assets of 3.5% for the non-United States plans in determining the 2023 estimated pension expense compared to 2.2% used for the calculation of the 2022 pension expense. Absent any other changes, a 25 basis point increase and decrease in the weighted-average discount rate would decrease or increase our 2023 consolidated pension expense by $0.6 million. Absent any other changes, a 25 basis point increase or decrease in the weighted-average expected return on plan assets would decrease or increase our 2023 consolidated pension expense by $1.3 million. Changes to these assumptions have historically not been significant in any jurisdiction for any reporting period, and no significant adjustments to the amounts recorded have been required in the past or are expected in the future. (See Note 9 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

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

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment tests include: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates, and a terminal value multiple.

We performed our annual impairment test of our goodwill during the third quarter of 2022 and determined that there was no impairment.

The table below provides estimated fair values and carrying values for our reporting units with the largest goodwill balances, determined as part of our annual goodwill impairment test performed in the third quarter, representing approximately 85% of our consolidated goodwill balance as of September 30, 2022 (measurement date of July 1, 2022).

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

During the fourth quarter of 2022, in connection with the preparation of our annual financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit was below its carrying amount.

Since the assessment conducted in the third quarter of 2022, we identified several factors related to our Netherlands reporting unit that led us to conclude that it was more likely than not that the fair value of the reporting unit was below its carrying amount which triggered us to perform an interim impairment assessment. These factors included further deterioration of the macroeconomic conditions, including downward revisions to projected Netherlands economic expansion in 2023, an increasing interest rate environment and financial performance that came in below management's planned revenue and OUP expectations for the fourth quarter of 2022.

During the fourth quarter of 2022, we wrote the carrying value of the Netherlands reporting unit down to its estimated fair value and recognized a non-cash impairment charge loss of $50.0 million.

Key assumptions included in the Netherlands discounted cash flow valuation performed during the fourth quarter of 2022 included a discount rate of 13.5%, revenue growth for the next 10 years ranging from 0.0% to 3.0%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 4.0%.

Management continues to closely monitor the results of the reporting unit and comparisons to the key assumptions used in our fair value estimate, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting unit. The performance of the Netherlands reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for additional impairment in the Netherlands reporting unit. If the Netherlands reporting unit cannot improve from its current operating levels and meet its operating targets to achieve the growth and margin assumptions noted above, or if there is continued deterioration in the market due to macroeconomic conditions, some or all of the recorded goodwill for the Netherlands reporting unit, which was $55.1 million as of December 31, 2022, could be subject to further impairment.

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

Approximately 82% of our revenues and profits are generated outside of the United States, with 44% generated from our European operations with a Euro-functional currency. As a result, fluctuations in the value of foreign currencies against the United States dollar, particularly the Euro, may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates each month. Consequently, as the value of the United States dollar changes relative to the currencies of our major markets, our reported results vary.

The United States dollar generally strengthened against the currencies of our major markets during 2022, whereas it weakened in 2021 on average. Revenues from services in constant currency were 9.2% higher than reported revenues in 2022 and 3.0% lower than reported revenues in 2021. A change in the strength of the United States dollar by an additional 10% would have impacted our revenues from services by approximately 8.2% and 8.7% from the amounts reported in 2022 and 2021, respectively.

Fluctuations in currency exchange rates also impact the United States dollar amount of our shareholders’ equity. The assets and liabilities of our non-United States subsidiaries are translated into United States dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. The United States dollar strengthened relative to many foreign currencies as of December 31, 2022 compared to December 31, 2021. Consequently, shareholders’ equity decreased by $116.3 million as a result of the foreign currency translation as of December 31, 2022. If the United States dollar had strengthened an additional 10% as of December 31, 2022, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $170.0 million from the amounts reported.

As of December 31, 2021, the United States dollar strengthened relative to many foreign currencies compared to December 31, 2020, particularly in Euro- and GBP-functional currencies. Consequently, shareholders’ equity decreased by $46.9 million as a result of the foreign currency translation as of December 31, 2021. If the United States dollar had strengthened an additional 10% as of December 31, 2021, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $80.0 million from the amounts reported.

Although currency fluctuations impact our reported results and shareholders’ equity, such fluctuations generally do not affect our cash flow or result in actual economic gains or losses. Substantially all of our subsidiaries derive revenues and incur expenses within a single country and, consequently, do not generally incur currency risks in connection with the conduct of their normal business operations. We generally have few cross-border transfers of funds, except for transfers to the United States for payment of intercompany franchise fees and interest expense on intercompany loans, working capital loans made between the United States and our foreign subsidiaries, dividends from our foreign subsidiaries, and payments between certain countries and territories for services provided. To reduce the currency risk related to these transactions, we may borrow funds in the relevant foreign currency under our revolving credit agreement or we may enter into a forward contract to hedge the transfer.

As of December 31, 2022, we had outstanding $956.6 million in principal amount of Euro-denominated notes (€900.0 million). These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2022. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, both net of tax, the related translation gains or losses are included as a component of accumulated other comprehensive loss. Shareholders’ equity increased by $46.6 million, net of tax, due to changes in accumulated other comprehensive loss during 2022, due to the currency impact on these designated borrowings.

The hypothetical impact of the stated change in rates on 2022 total other comprehensive income (loss) for the Euro Notes and forward contracts is as follows:

2022 (in millions) Market Sensitive Instrument	10% Depreciation in Exchange Rates	10% Appreciation in Exchange Rates
Euro Notes:
€500.0, 1.81% Notes due June 2026	$53.5	$(53.5)
€400.0, 3.50% Notes due June 2027	42.8	(42.8)
Forward contracts:
€(73.0) to $(78.1)	7.8	(7.8)
¥271.0 to $2.1	(0.2)	0.2

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our variable rate long-term debt obligations. We have historically managed interest rates through the use of a combination of fixed- and variable-rate borrowings. As of December 31, 2022, we had the following fixed- and variable-rate borrowings:

(in millions)	Amount	Weighted- Average Interest Rate(1)
Variable-rate borrowings	$21.5	6.1%
Fixed-rate borrowings	965.0	2.6%
Total debt	$986.5

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ManpowerGroup Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 17, 2023, expressed an unqualified opinion on those financial statements.

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

February 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ManpowerGroup Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ManpowerGroup Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill - Netherlands Reporting Unit – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The annual impairment test of goodwill at a reporting unit level is performed annually as of July 1, or more frequently if events or circumstances indicate the fair value of a reporting unit may be below its respective carrying value. The Company used the discounted cash flow method to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating unit profit margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Following the July 1 annual impairment test of goodwill, the Netherlands reporting unit’s fair value approximated it’s carrying value. Given the fair value approximated the carrying value of this reporting unit, the performance of the Netherlands reporting unit and the potential for future developments in the economic environment introduced a heightened risk for impairment following the July 1 assessment.

During the fourth quarter of 2022 the company identified factors that caused it to evaluate the goodwill associated with the Netherlands reporting unit for potential impairment. These factors included operating results that were below management targets and deterioration of the macroeconomic and local market conditions since the time of management’s annual assessment. The Company updated its fair value estimate as of December 31, 2022 to reflect current market conditions and as a result of the test recorded a $50.0 million impairment of goodwill based on the excess of the Netherlands reporting unit’s carrying amount over its estimated fair value. As of December 31, 2022, the remaining goodwill balance for the Netherlands reporting unit was $55.1 million.

Given that forecasted revenues and operating unit profit margins for the Netherlands reporting unit are highly sensitive to changes in demand and efficiency of operations, and considering the breakeven excess of fair value over carrying value of this reporting unit, auditing these estimates and assumptions including the selected discount rates and long-term growth rates, and auditing the appropriateness of the impairment charge, involved especially subjective judgment. As a result, we identified the Company’s evaluation of goodwill impairment for the Netherlands reporting unit as a critical audit matter due to the high degree of auditor judgment and the increased extent of effort that was required when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues and operating unit profit margins, and the selection of discount rates and long-term revenue growth rates for the Netherlands reporting unit included the following, among others:

•
We tested the effectiveness of controls over goodwill, including controls over the review of forecasts related to revenue and operating unit profit margin and selection of discount rates and long-term growth rates.
•
We evaluated management’s ability to accurately forecast revenue and operating unit profit margins by performing a retrospective comparison of prior forecasts to actual results.
•
We evaluated the reasonableness of management’s current revenue and operating unit profit margin forecasts by comparing the forecasts to (1) historical results (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.
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
o
Developing a range of independent estimates of long-term revenue growth rates using reporting-unit specific macroeconomic indicators and industry projections, and comparing those to the long-term growth rates selected by management.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 17, 2023

We have served as the Company's auditor since 2005.

CONSOLIDATED STATEMENTS OF OPERATIONS

in millions, except per share data

Year Ended December 31	2022	2021	2020
Revenues from services	$19,827.5	$20,724.4	$18,001.0
Cost of services	16,255.1	17,316.9	15,176.3
Gross profit	3,572.4	3,407.5	2,824.7
Selling and administrative expenses, excluding goodwill impairment charges	2,940.7	2,822.1	2,570.3
Goodwill impairment charges	50.0	—	66.8
Selling and administrative expenses	2,990.7	2,822.1	2,637.1
Operating profit	581.7	585.4	187.6
Interest and other expenses, net	24.6	17.3	39.9
Earnings before income taxes	557.1	568.1	147.7
Provision for income taxes	183.3	185.7	123.9
Net earnings	$373.8	$382.4	$23.8
Net earnings per share - basic	$7.17	$7.01	$0.41
Net earnings per share - diluted	$7.08	$6.91	$0.41
Weighted average shares - basic	52.2	54.5	58.0
Weighted average shares - diluted	52.8	55.4	58.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

in millions

Year Ended December 31	2022	2021	2020
Net earnings	$373.8	$382.4	$23.8
Other comprehensive (loss) income:
Foreign currency translation	(188.9)	(108.7)	188.4
Translation adjustments on long-term intercompany loans, net of income taxes of $(0.8), $0.3 and ($3.9), respectively	0.8	(0.3)	(11.8)
Adjustments on derivative instruments, net of income taxes of $11.1, $18.5 and $(25.8), respectively	71.8	62.8	(94.3)
Unrealized adjustments on interest rate swap, net of income taxes of $0.4 for 2022	1.4	—	—
Defined benefit pension plans and retiree health care plan, net of income taxes of $2.2, $15.2 and $(11.6), respectively	42.9	53.1	(47.9)
Pension settlements, net of income taxes of $0.5, $0.0 and $4.5, respectively	2.7	1.0	9.3
Total other comprehensive (loss) income	$(69.3)	$7.9	$43.7
Comprehensive income	$304.5	$390.3	$67.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

in millions, except share and per share data

December 31	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$639.0	$847.8
Accounts receivable, less allowance for doubtful accounts of $109.3 and $121.6, respectively	5,137.4	5,448.2
Prepaid expenses and other assets	158.0	126.7
Total current assets	5,934.4	6,422.7
Other Assets
Goodwill	1,628.1	1,722.2
Intangible assets, less accumulated amortization of $468.3 and $441.3, respectively	549.5	583.6
Operating lease right-of-use asset	365.7	373.4
Other assets	540.5	610.2
Total other assets	3,083.8	3,289.4
Property and Equipment
Land, buildings, leasehold improvements and equipment	584.9	594.9
Less: accumulated depreciation and amortization	472.7	478.1
Net property and equipment	112.2	116.8
Total assets	$9,130.4	$9,828.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,831.4	$3,039.2
Employee compensation payable	271.7	299.4
Accrued liabilities	572.6	584.7
Accrued payroll taxes and insurance	746.7	789.1
Value added taxes payable	462.7	515.5
Short-term borrowings and current maturities of long-term debt	26.6	552.6
Total current liabilities	4,911.7	5,780.5
Other liabilities
Long-term debt	959.9	565.7
Long-term operating lease liability	266.6	275.8
Other long-term liabilities	534.1	675.2
Total other liabilities	1,760.6	1,516.7
Commitments and contingencies (Note 15)
Shareholders’ Equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 118,028,009 and 117,762,065 shares, respectively	1.2	1.2
Capital in excess of par value	3,484.2	3,444.7
Retained earnings	3,868.5	3,634.6
Accumulated other comprehensive loss	(458.7)	(389.4)
Treasury stock at cost, 67,468,433 and 64,165,136 shares, respectively	(4,447.9)	(4,169.4)
Total ManpowerGroup shareholders' equity	2,447.3	2,521.7
Noncontrolling interests	10.8	10.0
Total shareholders’ equity	2,458.1	2,531.7
Total liabilities and shareholders’ equity	$9,130.4	$9,828.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

in millions

Year Ended December 31	2022	2021	2020
Cash Flows from Operating Activities
Net earnings	$373.8	$382.4	$23.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	84.6	73.4	76.3
Loss on sales of subsidiaries, net	6.0	—	—
Non-cash goodwill and other impairment charges	50.0	—	71.3
Non-cash operating lease right-of-use assets impairment	—	—	27.3
Deferred income taxes	4.8	(1.3)	(10.4)
Provision for doubtful accounts	6.2	17.9	20.3
Share-based compensation	37.6	36.8	24.2
Change in operating assets and liabilities:
Accounts receivable	28.8	(640.9)	586.9
Other assets	47.5	79.0	29.9
Other liabilities	(216.0)	697.5	86.8
Cash provided by operating activities	423.3	644.8	936.4
Cash Flows from Investing Activities
Capital expenditures	(75.6)	(64.2)	(50.7)
Acquisitions of businesses, net of cash acquired	(16.4)	(924.4)	(0.7)
Proceeds from the sale of subsidiaries and property and equipment	6.7	1.6	9.0
Cash used in investing activities	(85.3)	(987.0)	(42.4)
Cash Flows from Financing Activities
Net change in short-term borrowings	7.2	(3.0)	(40.8)
Net (repayments) proceeds of revolving debt facility	(75.0)	75.0	—
Proceeds from long-term debt	421.3	0.5	2.7
Repayments of long-term debt	(412.2)	(2.2)	(0.4)
Payments for debt issuance costs	(2.4)	—	—
Proceeds from derivative settlement	2.0	—	—
Payments of contingent consideration for acquisitions	(3.8)	(6.3)	(1.9)
Proceeds from share-based awards	0.3	5.1	7.4
Payments to noncontrolling interests	(1.1)	(1.2)	(0.8)
Other share-based award transactions	(8.5)	(5.0)	(7.6)
Repurchases of common stock	(270.0)	(210.0)	(264.7)
Dividends paid	(139.9)	(136.6)	(129.1)
Cash used in financing activities	(482.1)	(283.7)	(435.2)
Effect of exchange rate changes on cash	(64.7)	(93.4)	82.5
Change in cash and cash equivalents	(208.8)	(719.3)	541.3
Cash and cash equivalents, beginning of year	847.8	1,567.1	1,025.8
Cash and cash equivalents, end of year	$639.0	$847.8	$1,567.1
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$38.2	$37.0	$40.8
Income taxes, net	$201.6	$139.7	$149.8
Operating lease liabilities	$127.7	$139.6	$142.0
Non-cash operating activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$92.5	$70.2	$63.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

in millions, except share and per share data

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance, December 31, 2019	117,190,883	1.2	3,370.6	3,494.1	(441.0)	(3,681.9)	18.5	2,761.5
Net earnings				23.8				23.8
Other comprehensive gain					43.7			43.7
Issuances under equity plans	365,108		7.7			(7.6)		0.1
Share-based compensation expense			24.2					24.2
Dividends ($2.26 per share)				(129.1)				(129.1)
Repurchases of common stock						(264.7)		(264.7)
Noncontrolling interest transactions							(5.9)	(5.9)
Balance, December 31, 2020	117,555,991	1.2	3,402.5	3,388.8	(397.3)	(3,954.2)	12.6	2,453.6
Net earnings				382.4				382.4
Other comprehensive gain					7.9			7.9
Issuances under equity plans	206,074		5.4			(5.2)		0.2
Share-based compensation expense			36.8					36.8
Dividends ($2.52 per share)				(136.6)				(136.6)
Repurchases of common stock						(210.0)		(210.0)
Noncontrolling interest transactions							(2.6)	(2.6)
Balance, December 31, 2021	117,762,065	$1.2	$3,444.7	$3,634.6	$(389.4)	$(4,169.4)	$10.0	$2,531.7
Net earnings				373.8				373.8
Other comprehensive loss					(69.3)			(69.3)
Issuances under equity plans	265,944		0.3			(8.5)		(8.2)
Share-based compensation expense			37.6					37.6
Dividends ($2.72 per share)				(139.9)				(139.9)
Repurchases of common stock						(270.0)		(270.0)
Noncontrolling interest transactions			1.6				0.8	2.4
Balance, December 31, 2022	118,028,009	$1.2	$3,484.2	$3,868.5	$(458.7)	$(4,447.9)	$10.8	$2,458.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in millions, except share and per share data

(1)
Summary of Significant Accounting Policies

Nature of Operations

ManpowerGroup Inc. is a world leader in the innovative workforce solutions and services industry. Our global network of over 2,200 offices in approximately 75 countries and territories allows us to meet the needs of our global, multinational and local clients across all major industry segments. Our largest operations, based on revenues, are located in France, the United States, the United Kingdom and Italy. We specialize in permanent, temporary and contract recruitment and assessment; training and development; outsourcing; career management and workforce consulting services. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole.

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

Basis of Consolidation

The Consolidated Financial Statements include our operating results and the operating results of all of our majority-owned subsidiaries and entities in which we have a controlling financial interest. We have a controlling financial interest if we own a majority of the outstanding voting common stock and the noncontrolling shareholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary. We account for equity investments in companies over which we have the ability to exercise significant influence, but not control, using the equity method of accounting. We recognize our ownership share of earnings of these equity method investments, amortization of basis differences, and related gains or losses in the Consolidated Financial Statements. These investments, as well as certain other relationships, are also evaluated for consolidation under the accounting guidance on consolidation of variable interest entities. These investments were $95.8 and $114.2 as of December 31, 2022 and 2021, respectively, and are included in other assets in the Consolidated Balance Sheets. Included in shareholders’ equity as of December 31, 2022 and 2021 are $4.3 and $11.8, respectively, of accumulated unremitted earnings from investments accounted for using the equity method. The amounts relate to accounting for our remaining interest in ManpowerGroup Greater China under the equity method subsequent to deconsolidation in 2019.

Revenues

We recognize revenues when control of the promised services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services. Our revenues are recorded net of any sales, value added or other taxes collected from our clients.

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

We generally determine standalone selling prices based on the prices included in the client contracts, using expected costs plus margin or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including credits, sales allowances, rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using whichever method, either the expected value method or most likely amount method, better predicts the amount of consideration to which we will become entitled based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenues to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Our variable consideration amounts are not material, and we do not believe that there will be significant changes to our estimates.

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

As allowed under the guidance, we do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to December 31, 2022 related to remaining performance obligations, which are not material.

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

Our deferred revenue was $35.6 and $34.8 as of December 31, 2022 and 2021, respectively. We recognized the entire amount of the deferred revenue balance as of December 31, 2021 as revenue during the year ended December 31, 2022. We expect to recognize the entire amount of deferred revenue balance as of December 31, 2022 as revenue in 2023.

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

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2022	$121.6	$6.2	$(12.4)	$(5.8)	$(0.3)	$109.3
2021	128.1	17.9	(17.7)	(6.5)	(0.2)	121.6
2020	113.5	20.3	(17.8)	8.1	4.0	128.1

Bad debt expense is recorded as selling and administrative expenses in our Consolidated Statements of Operations. Factors that would cause this provision to increase primarily relate to increased bankruptcies by our clients and other difficulties collecting amounts billed. On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision.

Advertising Costs

We expense production costs of advertising as they are incurred. Advertising expenses were $29.6, $28.1 and $22.2 in 2022, 2021 and 2020, respectively.

Restructuring Costs

We recorded net restructuring costs of $3.6, $15.2 and $110.7 in 2022, 2021 and 2020, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. The costs paid out of our restructuring reserve were $13.7 and $38.0 in 2022 and 2021, respectively. We expect a majority of the remaining $13.2 reserve will be paid by the end of 2023.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2020	$1.9	$3.5	$40.7	$—	$—	46.1
Severance costs	5.2	—	10.0	—	—	15.2
Costs paid	(6.1)	(2.7)	(29.2)	—	—	(38.0)
Balance, December 31, 2021	$1.0	$0.8	$21.5	$—	$—	$23.3
Severance costs	1.7	—	0.8	0.1	—	2.6
Other costs	—	0.9	—	0.1		1.0
Costs paid	(1.7)	(0.7)	(11.3)	—	—	(13.7)
Balance, December 31, 2022	$1.0	$1.0	$11.0	$0.2	$—	$13.2
(1)
Balance related to United States was $1.4 as of December 31, 2020. In 2021, United States paid $1.2, leaving a $0.2 liability as of December 31, 2021. In 2022, United States incurred $0.8 for severance costs and paid $0.4, leaving a $0.6 liability as of December 31, 2022.
(2)
France had a $0.6 liability as of December 31, 2020 and 2021. In 2022, France incurred $0.9 for other costs and paid $0.6, leaving a $0.9 liability as of December 31, 2022. Balance related to Italy was $1.4 as of December 31, 2020. In 2021, Italy paid $1.1, leaving a $0.3 liability as of December 31, 2021. In 2022, Italy paid $0.3, leaving no liability as of December 31, 2022.

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

Fair Value Measurements

The assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using				Fair Value Measurements Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$115.3	$115.3	$—	$—	$138.0	$138.0	$—	$—
Cross-currency swaps	13.8	—	13.8	—	24.7	—	24.7	—
Foreign currency forward contracts	0.2	—	0.2	—	—	—	—	—
	$129.3	$115.3	$14.0	$—	$162.7	$138.0	$24.7	$—
Liabilities
Cross-currency swaps	$25.8	$—	$25.8	$—	$24.2	$—	$24.2	$—
Foreign currency forward contracts	—	—	—	—	5.5	—	5.5	—
	$25.8	$—	$25.8	$—	$29.7	$—	$29.7	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the cross-currency swaps and foreign currency forward contracts are measured at the value based on a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as current and forward interest rates and current and forward foreign exchange rates

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our variable-rate long-term debt and revolving debt facility approximates fair value. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $921.7 and $1,064.0 as of December 31, 2022 and 2021, respectively, compared to a carrying value of $956.6 and $1019.6, respectively.

Goodwill and Other Intangible Assets

We had goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	December 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,628.1	$—	$1,628.1	$1,722.2	$—	$1,722.2
Intangible assets:
Finite-lived:
Customer relationships	$818.9	$448.1	$370.8	$823.4	$421.6	$401.8
Other	21.3	20.2	1.1	23.2	19.7	$3.5
	840.2	468.3	371.9	846.6	441.3	405.3
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	125.6	—	125.6	126.3	—	126.3
	177.6	—	177.6	178.3	—	178.3
Total intangible assets	$1,017.8	$468.3	$549.5	$1,024.9	$441.3	$583.6

(1) Balances were net of accumulated impairment loss of $694.2 and $644.2 as of December 31, 2022 and 2021, respectively.

(2) Balances were net of accumulated impairment loss of $139.5 as of both December 31, 2022 and 2021.

The consolidated amortization expense related to intangibles was $37.1, $24.2 and $27.2 in 2022, 2021 and 2020, respectively. Amortization expense expected in each of the next five years related to acquisitions completed as of December 31, 2022 is as follows: 2023 - $34.6, 2024 - $32.2, 2025 - $30.2, 2026 - $26.7 and 2027 - $26.1. The weighted-average useful lives of the customer relationships and other are approximately 14 and 4 years, respectively. The tradenames have been assigned an indefinite life based on our expectation of renewing the tradenames, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future. Indefinite-lived reacquired franchise rights resulted from our franchise acquisitions in the United States, Switzerland and Canada. These rights entitled the franchisees with unilateral control to operate perpetually in particular territories and have therefore been assigned an indefinite life.

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived intangible assets at our unit of account level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value. In the event the fair value of a reporting unit is less than the carrying value, including goodwill, we would record an impairment charge based on the excess of a reporting units’ carrying amount over its fair value. We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2022, 2021 and 2020, and determined that there was no impairment of our goodwill or indefinite-lived intangible assets as a result of our annual tests.

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

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment tests include: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins are determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential and our expectations of future business performance.

We believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based on the reporting units’ projections of future operating results and cash flows and is consistent with our view of how market participants would value the company’s reporting units in an orderly transaction.

During the fourth quarter of 2022, in connection with the preparation of our annual financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit was below its carrying amount.

Since the assessment conducted in the third quarter of 2022, we identified several factors related to our Netherlands reporting unit that led us to conclude that it was more likely than not that the fair value of the reporting unit was below its carrying amount which triggered us to perform an interim impairment assessment. These factors included further deterioration of the macroeconomic conditions, including downward revisions to projected Netherlands economic expansion in 2023, an increasing interest rate environment and financial performance that came in below management's planned revenue and OUP expectations for the fourth quarter of 2022.

During the fourth quarter of 2022, we wrote the carrying value of the Netherlands reporting unit down to its estimated fair value and recognized a non-cash impairment charge loss of $50.0.

Key assumptions included in the Netherlands discounted cash flow valuation performed during the fourth quarter of 2022 included a discount rate of 13.5%, revenue growth for the next 10 years ranging from 0.0% to 3.0%, a terminal value revenue growth rate of 2.0% and a terminal value OUP margin of 4.0%.

Management continues to closely monitor the results of the reporting unit and comparisons to the key assumptions used in our fair value estimate, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting unit. The performance of the Netherlands reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for additional impairment in the Netherlands reporting unit. If the Netherlands reporting unit cannot improve from its current operating levels and meet its operating targets to achieve the growth and margin assumptions noted above, or if there is continued deterioration in the market due to macroeconomic conditions, some or all of the remaining recorded goodwill for the Netherlands reporting unit, which was $55.1 as of December 31, 2022, could be subject to further impairment.

While our other reporting units' fair values exceeded 20% or more of their respective carrying values, there could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

Capitalized Software for Internal Use

We capitalize purchased software as well as internally developed software. Internal software development costs are capitalized from the time when the internal-use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation, selection and software maintenance costs are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the software which ranges from 3 to 10 years. The net capitalized software balance of $47.7 and $38.2 as of December 31, 2022 and 2021, respectively, is included in other assets in the Consolidated Balance Sheets. The higher balance as of December 31, 2022 is primarily due to additional technology investments. Amortization expense related to the capitalized software costs was $9.8, $5.5 and $1.8 for 2022, 2021 and 2020, respectively.

Cloud Computing Arrangements

We utilize cloud computing arrangements such as hosting arrangements that are service contracts, whereby we gain remote access to use software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Subscription fees are usually prepaid and recorded in selling and administrative expenses over the related subscription period. Certain implementation costs for cloud computing arrangements are capitalized in prepaid expenses or other noncurrent assets if they consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. Amortization of capitalized implementation costs is recorded in selling and administrative expenses on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of agreement, together with periods covered by renewal options that we are reasonably certain to exercise. The unamortized implementation costs related to our cloud computing arrangements were $19.9 and none as of December 31, 2022 and 2021, respectively.

Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2022	2021
Land	$0.4	$0.5
Buildings	6.3	6.7
Furniture, fixtures, and autos	166.4	166.5
Computer equipment	130.1	132.7
Leasehold improvements	281.7	288.5
Property and equipment	$584.9	$594.9

Property and equipment are stated at cost and are depreciated using primarily the straight-line method over the following estimated useful lives: buildings - up to 40 years; furniture, fixtures, autos and computer equipment - 3 to 16 years; leasehold improvements - lesser of life of asset or expected lease term. Expenditures for renewals and betterments are capitalized whereas expenditures for repairs and maintenance are charged to income as incurred. Upon sale or disposition of property and equipment, the difference between the unamortized cost and the proceeds is recorded as either a gain or a loss and is included in our Consolidated Statements of Operations. Long-lived assets are evaluated for impairment in accordance with the provisions of the accounting guidance on the impairment or disposal of long-lived assets.

Leases

We recognize right-of-use assets (“ROU”) and lease liabilities on the balance sheet for leases with lease terms longer than 12 months and we classify the lease as a finance or operating lease which affects the recognition, measurement, and presentation of lease expenses and cash flows.

We have operating leases for real estate, vehicles, and equipment. Our leases have remaining lease terms of 1 month to 11 years. Our lease agreements may include renewal or termination options for varying periods that are generally at our discretion. In our lease term, we only include those periods related to renewal options we are reasonably certain to exercise. However, we generally do not include these renewal options as we are not reasonably certain to renew at the lease commencement date. This determination is based on our consideration of certain economic, strategic and other factors that we evaluate at lease commencement date and reevaluate throughout the lease term. Some leases also include options to terminate the leases, and we only include those periods beyond the termination date if we are reasonably certain not to exercise the termination option.

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

Leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases. As of December 31, 2022, we did not have any material additional operating leases that have not yet commenced.

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

Shareholders’ Equity

The Board of Directors authorized the repurchase of 4.0 million, 6.0 million and 6.0 million shares of our common stock in August 2021, August 2019 and August 2018. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2022, we repurchased a total of 3.2 million shares comprised of 1.2 million shares under the 2019 authorization and 2.0 million shares under the 2021 authorization, at a total cost of $270.0. In 2021, we repurchased 2.1 million shares under the 2019 authorization at a cost of $210.0. In 2020, we repurchased a total of 3.4 million shares comprised of 0.8 million shares under the 2018 authorization and 2.6 million shares under the 2019 authorization, at a total cost of $264.7. As of December 31, 2022, there were 2.0 million shares remaining authorized for repurchase under the 2021 authorization and no shares remaining authorized for repurchase under the 2019 or 2018 authorization.

During 2022, 2021 and 2020, the Board of Directors declared total cash dividends of $2.72, $2.52 and $2.26 per share, respectively, resulting in total dividend payments of $139.9, $136.6 and $129.1, respectively.

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses in our Consolidated Statements of Operations. We recorded income of $0.8, $0.7 and $4.7 for 2022. 2021, and 2020, respectively,

Cash and Cash Equivalents

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

In March 2020, the FASB issued new guidance on accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offerings related to alternative reference interest rates. The guidance was effective upon issuance and could be applied to applicable contract modifications through December 31, 2024. The adoption of this guidance has not had any impact on our Consolidated Financial Statements, and we do not expect it to have a material impact going forward.

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

Our RPO services are also included in our Permanent Recruitment revenues. RPO services include the various activities of managing a client's permanent workforce, which can include candidate assessments, screening, conducting candidate interviews, providing sourcing technology, and providing our marketing and recruiting expertise. We perform these activities to fulfill the overall obligation to provide permanent workforce management services, so they are not individually distinct, and therefore, we account for them as a single performance obligation. We generally utilize an input measure of time in months, but we do have a few contracts for which we use labor hours of management services provided as this more accurately depicts the progress toward completion of the performance obligation. We recognize revenues over time for each month of management services provided, as each month of management services is distinct, and the client benefits from each month of management services as we provide them. For those contracts for which we use labor hours as the input measure, we recognize revenues over time based on a fixed amount for each labor hour of management services provided as our clients benefit from our services as we provide them.

We consider the RPO management services and placement services to be distinct, and therefore separate performance obligations within our RPO contracts as (i) our clients can benefit from each service on its own, and (ii) each service is separately identifiable within the client contract. The prices as specified in our contracts will generally be broken out between management fees and placement fees, which we consider the standalone selling price of each service as they are the observable inputs which depict the prices as if they were sold to a similar client in similar circumstances. The consideration from our client contracts is allocated to each performance obligation based on the relative standalone selling price.

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
•
MSP services include overall program management of our clients’ contingent workforce and generally include various activities such as reporting and tracking, supplier selection and management and order distribution, depending on each client contract. We provide these services to fulfill the overall obligation of contingent workforce management services so the individual activities are not distinct and therefore we account for them as a single performance obligation. We recognize revenues over time for each month of MSP services provided as each month of MSP services is distinct, and the client benefits from each month of MSP services as we provide them.
•
Training services include teaching skills that relate to specific competencies in order for our client’s workforce to acquire knowledge and develop skills proficiencies. We recognize revenues over time for each hour of training service provided as our clients benefit from our services as we provide them.
•
Our franchise fees include the performance obligation of providing the right to use our intellectual property in a specifically defined exclusive territory as defined in a franchise agreement. Our franchise agreements generally state that franchise fees are calculated based on a percentage of revenues earned by the franchise operations and are payable on a monthly basis. As such, we record franchise fee revenues monthly over time calculated based on the specific fee percentage and the monthly revenues of the franchise operations. Franchise fees were $15.7, $15.3 and $14.1 for the years ended December 31, 2022, 2021 and 2020, respectively.

Disaggregation of Revenues

In the following table, revenue is disaggregated by service types and timing of revenue recognition and includes a reconciliation of the disaggregated revenues by reportable segment.

	Year Ended December 31,
	2022					2021
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$2,862.5	$274.3	$209.0	$153.5	$3,499.3	$2,292.1	$154.9	$147.8	$148.5	$2,743.3
Other Americas	1,329.3	51.9	48.6	6.6	1,436.4	1,430.3	45.9	34.5	9.7	1,520.4
	4,191.8	326.2	257.6	160.1	4,935.7	3,722.4	200.8	182.3	158.2	4,263.7
Southern Europe:
France	4,421.8	268.0	57.9	37.3	4,785.0	4,765.1	329.8	53.5	22.9	5,171.3
Italy	1,600.7	31.9	51.7	22.6	1,706.9	1,695.6	33.9	45.6	20.3	1,795.4
Other Southern Europe	1,635.0	336.7	62.0	10.7	2,044.4	1,945.0	369.4	52.6	13.1	2,380.1
	7,657.5	636.6	171.6	70.6	8,536.3	8,405.7	733.1	151.7	56.3	9,346.8
Northern Europe	3,567.4	215.0	179.3	86.6	4,048.3	4,191.4	255.5	145.9	77.7	4,670.5
APME	1,809.6	392.0	149.1	36.6	2,387.3	1,886.6	408.1	143.2	43.2	2,481.1
	17,226.3	1,569.8	757.6	353.9	19,907.6	18,206.1	1,597.5	623.1	335.4	20,762.1
Intercompany Eliminations					(80.1)					(37.7)
Total					$19,827.5					$20,724.4

	Year Ended December 31,
	2022			2021
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$3,380.9	$118.4	$3,499.3	$2,663.9	$79.4	$2,743.3
Other Americas	1,406.3	30.1	1,436.4	1,498.6	21.8	1,520.4
	4,787.2	148.5	4,935.7	4,162.5	101.2	4,263.7
Southern Europe:
France	4,732.3	52.7	4,785.0	5,122.4	48.9	5,171.3
Italy	1,659.4	47.5	1,706.9	1,752.8	42.6	1,795.4
Other Southern Europe	1,993.8	50.6	2,044.4	2,337.1	43.0	2,380.1
	8,385.5	150.8	8,536.3	9,212.3	134.5	9,346.8
Northern Europe	3,902.9	145.4	4,048.3	4,545.0	125.5	4,670.5
APME	2,302.4	84.9	2,387.3	2,401.1	80.0	2,481.1
	19,378.0	529.6	19,907.6	20,320.9	441.2	20,762.1
Intercompany Eliminations			(80.1)			(37.7)
Total			$19,827.5			$20,724.4

(3) Share-Based Compensation Plans

During 2022, 2021 and 2020, we recognized $37.6, $36.8 and $24.2, respectively, in share-based compensation expense related to stock options, deferred stock, restricted stock and performance share units, all of which is recorded in selling and administrative expenses. Consideration received from share-based awards for 2022, 2021 and 2020 was $0.3, $5.1 and $7.4, respectively. The income tax benefit recognized during 2022, 2021 and 2020 was $2.6, $1.6 and $1.7, respectively, for the United States share-based compensation and $1.3, $1.6 and $1.3, respectively, for non-United States share-based compensation. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

Stock Options

All share-based compensation is granted under the 2011 Equity Incentive Plan of ManpowerGroup Inc. (“2011 Plan”). Options and stock appreciation rights are granted at a price not less than 100% of the fair market value of the common stock at the date of grant. Generally, options are granted with a ratable vesting period of up to four years and expire ten years from date of grant. No stock options were granted in 2022. No stock appreciation rights had been granted or outstanding as of December 31, 2022 or 2021. A summary of stock option activity is as follows:

	Shares (000)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2020	723	$87
Granted	156	93
Exercised	(90)	59		$3
Expired or cancelled	(1)	54
Outstanding, December 31, 2020	788	$91	6.2	$4
Exercisable, December 31, 2020	455	$90	4.5	$3
Outstanding, January 1, 2021	788	$91
Granted	130	92
Exercised	(38)	93		$—
Expired or cancelled	(28)	123
Outstanding, December 31, 2021	852	$90	6.1	$8
Exercisable, December 31, 2021	510	$89	4.8	$6
Outstanding, January 1, 2022	852	90
Granted	—	N/A
Exercised	—	N/A
Expired or cancelled	—	N/A
Outstanding, December 31, 2022	852	$90	5.1	$2
Exercisable, December 31, 2022	639	$90	4.4	$2

Options outstanding and exercisable as of December 31, 2022 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares (000)	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price
$75-$80	200	2.3	76	200	76
$81-$89	179	5.5	84	141	84
$90-$95	286	7.6	93	111	93
$96-$123	187	4.1	109	187	109
	852	5.1	$90	639	$90

We recognized expense of $0.8, $2.9 and $3.3 related to stock options for the years ended December 31, 2022, 2021 and 2020, respectively. The total fair value of options vested during the same periods was $2.8, $2.6 and $2.3, respectively. As of December 31, 2022, total unrecognized compensation cost was $0.7, net of estimated forfeitures, which we expect to recognize over a weighted-average period of approximately 2.0 years.

We estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Year Ended December 31	2021	2020
Average risk-free interest rate	0.7%	1.5%
Expected dividend yield	2.7%	2.5%
Expected volatility	35.0%	27.0%
Expected term (years)	6.0	6.0

The average risk-free interest rate is based on United States Treasury security rates corresponding to the expected term in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (weighted 75%) of our stock price over the past five years and implied volatility (weighted 25%) based upon exchange traded options for our common stock. We believe that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than considering purely historical volatility. We determined the expected term of the stock options using historical data. The weighted-average grant-date fair value per option granted during the year was $22.83 and $18.95 in 2021 and 2020, respectively.

Deferred Stock

Our non-employee directors may elect to receive deferred stock in lieu of part or all of their annual cash retainer otherwise payable to them. The number of shares of deferred stock is determined pursuant to a formula set forth in the terms and conditions adopted under the 2011 Plan; the deferred stock is settled in shares of common stock according to these terms and conditions. During December 31, 2022, 2021 and 2020, there were 4,775, 1,086 and 1,432, respectively, shares of deferred stock awarded under this arrangement, all of which are vested.

Non-employee directors also receive an annual grant of deferred stock (or restricted stock, if they so elect) as additional compensation for board service. The award vests in equal quarterly installments over one year and the vested portion of the deferred stock is settled in shares of common stock either three years after the date of grant (which may in most cases be extended at the directors’ election) or upon a director’s termination of service in accordance with the terms and conditions under the 2011 Plan. During 2022, 2021 and 2020, there were 12,698, 15,528 and 11,004, respectively, shares of deferred stock awarded under this arrangement, all of which are vested. We recognized expense of $1.8, $1.7 and $1.3 related to deferred stock in 2022, 2021 and 2020, respectively.

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

A summary of restricted stock activity is as follows:

	Shares (000)	Wtd. Avg. Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unvested, January 1, 2020	446	$97	1.5
Granted	200	$92
Vested	(145)	95
Forfeited	(17)	93
Unvested, December 31, 2020	484	$94	1.4
Granted	208	$87
Vested	(124)	106
Forfeited	(23)	84
Unvested, December 31, 2021	545	$85	1.3
Granted	245	104
Vested	(177)	80
Forfeited	(25)	88
Unvested, December 31, 2022	588	$94	1.4	$49

During 2022, 2021 and 2020, there were 7,192, 7,764 and 7,208, respectively, shares of restricted stock granted to our non-employee directors, all of which are vested except for 1,258 shares granted in 2021 that were cancelled. During 2022, 2021 and 2020, we recognized $19.1, $15.6 and $15.7, respectively, of expense related to restricted stock awards. As of December 31, 2022, there was $16.8 of total unrecognized compensation cost related to unvested restricted stock, which we expect to recognize over a weighted-average period of approximately 2.0 years.

Performance Share Units

Our 2011 Plan allows us to grant performance share units. We grant performance share units with a performance period ranging from one to three years. Vesting of units occurs at the end of the performance period or after a subsequent holding period, except in the case of termination of employment where the units are forfeited immediately. Upon retirement, a prorated number of units vest depending on the period worked from the grant date to retirement date or in certain cases all of the units vest. In the case of death or disability, the units immediately vest at the Target Award level if the death or disability date is during the performance period, or at the level determined by the performance criteria met during the performance period if the death or disability occurs during the subsequent holding period. The units are settled in shares of our common stock. A payout multiple may be applied to the units awarded based on the performance criteria determined by the People, Culture and Compensation Committee of the Board of Directors at the time of grant. Final determination of the payout is at the discretion of the People, Culture and Compensation Committee ("the Committee").

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

A summary of the performance share units detail by grant year is as follows:

	2019	2020		2021 (Regular)	2021 (Additional)	2022 (Regular)	2022 (Experis)
Grant Date(s)	February 15, 2019	February 14, 2020		February 12, 2021	February 12, 2021	February 11, 2022	February 11, 2022
Performance Period (years)	2019-2021	2020-2022		2021	2021-2022	2022-2024	2022-2024
Vesting Date(1)	February 2022	February 2023		February 2024	February 2023	February 2025	February 2025
Payout Levels (in units):
Threshold Award	61,381	59,698		61,076	39,882	—	—
Target Award	122,761	119,395		122,152	79,763	106,116	28,275
Outstanding Award	245,522	238,790		244,304	159,526	212,232	84,826
Shares Issued in 2022	81,700	N/A		N/A	N/A	N/A	N/A
Payout Achieved Over Performance Period	81,700	—	(2)	244,304	159,526	N/A	N/A

(1) Awards are scheduled to vest after the Committee determines the achievement of the performance criteria.

(2) In the fourth quarter of 2022, the Committee exercised its discretion in respect of the payout of the 2020 grant. On the basis that an additional special one-time grant had been awarded in 2021 to supplement the 2020 grant, the Committee determined that the 2020 grant would have a zero payout.

We recognize and adjust compensation expense based on the likelihood of the performance criteria specified in the award being achieved. The compensation expense is recognized over the performance and holding periods and is recorded in selling and administrative expenses. We recognized total compensation expense of $15.6, $16.3 and $3.7 in 2022, 2021 and 2020, respectively, related to the performance share units. For 2022, additional expense from the Experis award at the outstanding payout level was offset by the reversal of cumulative expense related to the 2020 grant upon the Board of Directors' exercise of its discretion to reduce the payout to zero. The higher expense in 2021 compared to 2020 resulted from a combination of higher estimated payout levels and the additional special one-time grant awarded in 2021.

(4) Acquisitions and Dispositions

ettain group Acquisition

On October 1, 2021, we acquired ettain group, one of the largest privately held IT resourcing and services providers in North America. Effective that date, ettain group became part of our Experis business in the Americas segment. The acquisition is intended to accelerate our strategy of diversifying our business mix into higher growth and higher value services. The aggregate cash consideration paid was $930.9. Of the total consideration paid, $925.0 was for the acquired interests and the remaining $5.9 was for excess working capital and cash. The transaction was funded through cash on hand and a $150.0 draw on our revolving credit facility on October 1, 2021. We finalized the purchase accounting during the third quarter of 2022 and recognized post-closing working capital adjustments of $3.4 and income tax adjustments of $3.1 with a corresponding offset to goodwill.

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

The customer relationship intangible asset is amortized over a 15-year useful life. The customer relationship intangible asset and goodwill from the acquisition are partially deductible for income tax purposes. As of December 31, 2022, the carrying value of intangible assets and goodwill was $330.0 and $513.1, respectively. As of December 31, 2021, the carrying value of intangible assets and goodwill was $354.0 and $519.6, respectively. The goodwill is included within the United States reporting unit and is attributable to the workforce of the acquired business and expected synergies to occur post-acquisition as a result of diversifying the business into higher growth and higher value services.

As of December 31, 2021, ettain group contributed revenues from services of $182.7 since the acquisition. Our consolidated unaudited proforma historical revenues from services and net earnings, as if ettain group had been acquired at the beginning of 2020, are estimated as follows:

	Year Ended December 31,
	2021	2020
Revenues from services	$21,269.1	$18,731.0
Net earnings	425.4	40.1

The proforma amounts are calculated after applying our accounting policies and adjusting the results of ettain group to reflect the additional amortization that would have been charged assuming a fair value adjustment to intangible assets had been applied from January 1, 2020, with the consequential tax effects.

In 2021, we incurred $18.8 of acquisition and integration costs. These expenses are included in selling and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2021 and are reflected in proforma earnings for the year ended December 31, 2020 in the table above.

Other Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding ettain group, net of cash acquired, for the years ended December 31, 2022, 2021 and 2020 was $20.2, $8.1 and $2.6, respectively. The 2022 payments primarily represent a consideration payment for the acquisition of Tingari, a talent solutions company in France. The 2022, 2021 and 2020 balances include consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $3.8, $6.3 and $1.9, respectively, had been recognized as a liability at the acquisition date.

As of December 31, 2022, goodwill and intangible assets resulting from the 2022 acquisitions were $8.8 and $5.3, respectively. As of December 31, 2021, goodwill and intangible assets resulting from the 2021 acquisitions, excluding ettain group, were $3.1 and $0.6, respectively. No goodwill and intangible assets resulted from acquisitions in 2020.

Dispositions

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. On January 17, 2022, we disposed of our Russia business in our Northern Europe segment for cash proceeds of $3.2. In connection with the disposition, we recognized a one-time net loss on disposition of $8.0, of which $9.7 was included in selling and administrative expenses and a gain of $1.7 was included in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2022. On September 30, 2022, our Belgium business disposed of its Service Voucher Division and recognized a one-time gain of $4.1, which was included in selling and administrative expenses in the Consolidated Statements of Operations in the year ended December 31, 2022. On December 15, 2022, we disposed of our Hungary business in our Southern Europe segment and recognized a one-time loss of $2.1, of which $0.9 was included in selling and administrative expenses and $1.2 was included in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2022.

In November 2021, we disposed of our Tunisia business in our Southern Europe segment and recognized a one-time loss of $1.2, which was included in selling and administrative expenses in the Consolidated Statements of Operations in the year ended December 31, 2021.

On September 30, 2020, we disposed of four businesses (Serbia, Croatia, Slovenia, Bulgaria) in our Southern Europe segment for cash proceeds of $5.8 subject to normal post close working capital adjustments, and simultaneously entered into franchise agreements with the new ownership of these businesses. In connection with the disposition, we recognized a one-time loss on disposition of $5.8, which was included in selling and administrative expenses in the Consolidated Statements of Operations in the year ended December 31, 2020.

(5) Income Taxes

The provision for income taxes was as follows:

Year Ended December 31	2022	2021	2020
Current
United States
Federal	$17.6	$20.2	$5.2
State	6.8	3.3	4.5
Non-United States	154.1	163.5	124.6
Total current	178.5	187.0	134.3
Deferred
United States
Federal	11.2	5.8	(11.0)
State	0.9	2.4	(4.9)
Non-United States	(7.3)	(9.5)	5.5
Total deferred	4.8	(1.3)	(10.4)
Total provision	$183.3	$185.7	$123.9

A tax reconciliation between taxes computed at the United States federal statutory rate of 21% and the consolidated effective tax rate is as follows:

Year Ended December 31	2022	2021	2020
Income tax based on statutory rate	$117.0	$119.3	$31.0
Increase (decrease) resulting from:
Non-United States tax rate difference:
French business tax(1)	24.6	26.7	43.7
Other(2)	15.2	22.2	9.7
Repatriation of non-United States earnings	10.7	5.7	(2.0)
State income taxes, net of federal benefit	5.5	5.0	(1.3)
Change in valuation allowance(3)	13.7	22.0	48.5
Work Opportunity Tax Credit(4)	(12.4)	(10.9)	(4.9)
Foreign-Derived Intangible Income deduction	(9.6)	(10.7)	(8.8)
Goodwill impairment(5)	8.9	—	13.4
Other, net	9.7	6.4	(5.4)
Tax provision	$183.3	$185.7	$123.9

(1)
The French business tax is allowed as a deduction for French income tax purposes. The gross amount of the French business tax was $31.2, $33.7 and $55.3 for 2022, 2021 and 2020, respectively. The amounts in the table above of $24.6, $26.7 and $43.7 for 2022, 2021 and 2020, respectively, represent the French business tax expense net of the French tax benefit using the United States federal rate of 21%. In December 2020, the French Parliament approved the Finance Bill for 2021 which lowered the business tax rate from 1.5% to 0.75%. The benefit of this tax rate reduction is reflected in our 2022 and 2021 Consolidated Financial Statements. In December 2022, the French Parliament approved the Finance Bill for 2023 which repeals the business tax over two years beginning in 2023. The business tax rate will be halved in 2023 and eliminated in 2024. The benefit of this tax rate reduction and repeal will be reflected in our 2023 and 2024 Consolidated Financial Statements.
(2)
Included in Other Non-United States tax rate differences is the impact of all Non-United States pre-tax earnings and permanent tax differences at the local statutory tax rate versus the United States federal rate of 21%. This includes benefits of $1.5, $2.5 and $6.1 for 2022, 2021 and 2020, respectively, related to the difference between the United States federal rate and the French tax rate applied to the respective gross amounts of the French business tax deduction previously mentioned.
(3)
In 2020, we determined that it was more likely than not that certain deferred tax assets in Germany and the Netherlands would not be realized and recorded income tax expense of $36.9 and $8.1, respectively, to establish valuation allowances. Additional losses incurred in 2022 and 2021 in Germany resulted in an increase in valuation allowance of $13.5 and $20.1, respectively.
(4)
The Work Opportunity Tax Credit is currently authorized until December 31, 2025.
(5)
Non-deductible portion of the goodwill impairment charges recorded in the Netherlands in 2022 and Germany in 2020.

Deferred income taxes are recorded based on temporary differences at the tax rate expected to be in effect when the temporary differences reverse. Temporary differences, which give rise to the deferred taxes, are as follows:

December 31	2022	2021
Future Income Tax Benefits (Expense)
Accrued payroll taxes and insurance	$8.8	$22.5
Employee compensation payable	37.7	38.9
Pension and postretirement benefits	65.0	77.9
Intangible assets	(140.4)	(135.7)
Repatriation of non-United States earnings	(18.4)	(16.1)
Loans denominated in foreign currencies	(0.7)	—
Operating lease ROU assets	(92.9)	(96.3)
Operating lease liabilities	94.6	99.5
Net operating losses	128.9	129.4
Other	179.7	163.9
Valuation allowance	(161.1)	(167.1)
Total future tax benefits	$101.2	$116.9
Deferred tax asset	$126.7	$135.0
Deferred tax liability	(25.5)	(18.1)
Total future tax benefits	$101.2	$116.9

Pre-tax earnings of non-United States operations were $380.9, $433.6 and $86.3 in 2022, 2021 and 2020, respectively. We have not provided deferred taxes on $339.9 of accumulated unremitted earnings of non-United States subsidiaries that are considered indefinitely reinvested. We have not estimated the deferred tax liability on these earnings as such estimation is not practicable to determine or immaterial to the financial statements. As of December 31, 2022, deferred taxes for non-United States withholding and other taxes were provided on $1,227.8 of accumulated unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2022 and 2021, we have recorded a deferred tax liability of $18.4 and $16.1, respectively, related to these non-United States earnings that may be remitted.

We had United States federal and non-United States net operating loss carryforwards and United States state net operating loss carryforwards totaling $651.4 and $141.3, respectively, as of December 31, 2022. The net operating loss carryforwards expire as follows:

	United States Federal and Non-United States	United States State
2023	0.1	8.2
2024	5.0	52.2
2025	2.7	5.3
2026	1.2	9.2
2027	3.4	5.7
Thereafter	8.0	52.6
No expirations	631.0	8.1
Total net operating loss carryforwards	$651.4	$141.3

We have recorded a deferred tax asset of $128.9 as of December 31, 2022, for the benefit of these net operating losses. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. A related valuation allowance of $111.8 was recorded as of December 31, 2022, as management believes that realization of certain net operating loss carryforwards is unlikely.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $81.6, $71.8 and $64.5 in 2022, 2021 and 2020, respectively. If recognized, the entire amount would favorably affect the effective tax rate except for $6.0. We believe that it is reasonably possible that the amount of gross unrecognized tax benefits could decrease between $16.1 and $19.4 in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. We accrued net interest and penalties of $0.8, $0.9 and $0.0 in 2022, 2021 and 2020, respectively.

The following table summarizes the activity related to our unrecognized tax benefits during 2022, 2021 and 2020:

	2022	2021	2020
Gross unrecognized tax benefits, beginning of year	$67.3	$60.9	$65.9
Increases in prior year tax positions	10.5	4.6	1.4
Decreases in prior year tax positions	(1.2)	(0.4)	(4.1)
Increases for current year tax positions	2.3	9.0	3.2
Expiration of statute of limitations and audit settlements	(2.6)	(6.8)	(5.5)
Gross unrecognized tax benefits, end of year	$76.3	$67.3	$60.9
Potential interest and penalties	5.3	4.5	3.6
Balance, end of year	$81.6	$71.8	$64.5

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2015 through 2022 for our major operations in France, Italy, the United Kingdom and the United States. As of December 31, 2022, we were subject to tax audits in Austria, Germany, India, Israel, Portugal, Spain and the United States. We believe that the resolution of these audits will not have a material adverse impact on earnings.
(6) Net Earnings Per Share

The calculation of net earnings per share - basic and net earnings per share - diluted were as follows:

Year Ended December 31	2022	2021	2020
Net earnings available to common shareholders:	$373.8	$382.4	$23.8
Weighted-average common shares outstanding (in millions):
Weighted-average common shares outstanding - basic	52.2	54.5	58.0
Effect of dilutive securities - stock options	—	0.2	—
Effect of other share-based awards	0.6	0.7	0.3
Weighted-average common shares outstanding - diluted	52.8	55.4	58.3
Net earnings per share - basic	$7.17	$7.01	$0.41
Net earnings per share - diluted	$7.08	$6.91	$0.41

There were 0.5 million, 0.1 million and 0.6 million share-based awards excluded from the calculation of net earnings per share - diluted for the years ended December 31, 2022, 2021 and 2020, respectively, because their impact was anti-dilutive.

(7) Goodwill

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate(3)	Total(4)
Balance, January 1, 2021	$536.6	$154.9	$326.6	$81.7	$126.0	$1,225.8
Acquisitions	522.7	—	—	—	—	522.7
Currency impact and other	(0.4)	(8.2)	(12.9)	(4.8)	—	(26.3)
Balance, December 31, 2021	1,058.9	146.7	313.7	76.9	126.0	1,722.2
Acquisitions	(6.5)	8.8	—	—	—	2.3
Impairment Charge(5)	—	—	(50.0)	—	—	(50.0)
Currency impact and other	(2.8)	(7.3)	(28.9)	(7.4)	—	(46.4)
Balance, December 31, 2022	$1,049.6	$148.2	$234.8	$69.5	$126.0	$1,628.1

(1)
Balances related to United States were $490.2, $1,013.0 and $1,006.5 as of January 1, 2021, December 31, 2021 and December 31, 2022, respectively. The increase in 2021 is related to the Experis acquisition. The 2022 reduction for acquisitions represents post-closing opening balance adjustments related to the Experis acquisition.
(2)
Balances related to France were $73.3, $68.2 and $73.3 as of January 1, 2021, December 31, 2021 and December 31, 2022, respectively. Balances related to Italy were $4.2, $3.9 and $3.7 as of January 1, 2021, December 31, 2021 and December 31, 2022, respectively.
(3)
The majority of the Corporate balance as of December 31, 2021 and 2022 relates to goodwill attributable to our acquisitions of Right Management ($62.1) and Jefferson Wells ($55.5). Jefferson Wells is part of the United States reporting unit. Right Management is allocated to the reporting units of the countries in which Right Management operates. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.
(4)
Balances were net of accumulated impairment loss of $644.2 ($127.0 related to Northern Europe, $3.8 related to APME, $235.2 related to Right Management and $278.2 related to corporate) as of both January 1, 2021 and December 31, 2021; and $694.2 ($177.0 related to Northern Europe, $3.8 related to APME, $235.2 related to Right Management and $278.2 related to Corporate) as of December 31, 2022.
(5)
The 2022 impairment charge of $50.0 relates to our Netherlands reporting unit, which was recorded during the fourth quarter of 2022. See Note 1 to the Consolidated Financial Statements for further information.

Goodwill balances by reporting unit were as follows:

December 31	2022	2021
United States	$1,085.3	$1,091.7
United Kingdom	100.2	112.2
France	79.5	110.7
Netherlands	55.1	74.3
Canada	41.6	44.5
Other reporting units	266.4	288.8
Total goodwill	$1,628.1	$1,722.2

(8) Debt

Information concerning short-term borrowings is as follows:

December 31	2022	2021
Short-term borrowings	$21.5	$16.8
Weighted-average interest rates	6.1%	7.6%

We maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2022, such uncommitted credit lines totaled $318.4, of which $288.5 was unused. Under our revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Due to these limitations, additional borrowings of $270.1 could have been made under these lines as of December 31, 2022.

A summary of long-term debt is as follows:

December 31	2022	2021
Euro-denominated notes:
€500.0 due June 2026	$532.7	$565.2
€400.0 due June 2027	423.9	454.4
Revolving Credit Agreement	—	75.0
Other	8.4	6.9
	965.0	1,101.5
Less current maturities	5.1	535.8
Long-term debt	$959.9	$565.7

Euro Notes

On June 30, 2022, we offered and sold €400.0 million aggregate principal amount of the Company’s 3.50% notes due June 30, 2027 (the “€400.0 notes”). The proceeds from the €400.0 notes were used in July 2022 to repay our €400.0 1.875% notes due September 11, 2022. The €400.0 notes were issued at a price of 99.465% to yield an effective interest rate of 3.514%, net of a favorable impact of a forward starting interest rate swap. Interest on the Notes is payable in arrears on June 30 of each year. The Notes are unsecured senior obligations and rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

On June 22, 2018, we offered and sold €500.0 aggregate principal amount of the Company’s 1.750% notes due June 2026 (the “€500.0 notes”). The net proceeds from the €500.0 notes of €495.7 were used to repay our €350.0 notes due June 22, 2018, with the remaining balance used for general corporate purposes, which included share repurchases. The €500.0 notes were issued at a price of 99.564% to yield an effective interest rate of 1.809%. Interest on the €500.0 notes is payable in arrears on June 22 of each year. The €500.0 notes are unsecured senior obligations and rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

Both the €500.0 notes and €400.0 notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2022. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See Note 12 to the Consolidated Financial Statements for further information.)

Revolving Credit Agreement

On May 27, 2022, we entered into a new Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks with a termination date of May 27, 2027 to replace our previous $600.0 revolving credit facility. The Credit Agreement includes terms generally consistent with our previous 5-year credit facility, except the Credit Agreement uses Secured Overnight Financing Rate (SOFR) as the base rate index instead of London Interbank Offered Rate (LIBOR). The Credit Agreement allows for borrowing of $600.0 in various currencies, and up to $150.0 may be used for the issuance of stand-by letters of credit. We had no borrowings under this facility as of December 31, 2022 and $75.0 as of December 31, 2021 under the previous facility. Outstanding letters of credit issued totaled $0.4 and $0.5 as of December 31, 2022 and 2021, respectively. Additional borrowings of $599.6 and $524.5 were available to us under the facility as of December 31, 2022 and 2021, respectively.

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

Debt Maturities

The maturities of long-term debt payable within each of the four years subsequent to December 31, 2023 are as follows: 2024 - $0.0, 2025 - $0.0, 2026 - $535.8, 2027 - $424.1.

(9) Retirement and Deferred Compensation Plans

For all of our United States defined benefit and retiree health care plans, we adopted the Society of Actuaries’ Pri-2012 Mortality Table with MP-2021 Mortality Improvement Scale in determining the plans’ benefit obligations as of December 31, 2022.

Defined Benefit Pension Plans

We sponsor several qualified and nonqualified pension plans covering permanent employees.

In 2020, we fully settled our United States Qualified Retirement Plan (the “Plan”) liability. We purchased annuities of $19.2 and settled lump sum payments of $3.2 from the Plan in January and February 2020, respectively. The completion of lump sum payments in February 2020 and transfer of remaining participants to the Pension Benefit Guarantee Corporation (“PBGC”) in March 2020 triggered final settlement of the plan. Upon settlement of the pension liability, we reclassified the related pension losses of $6.6, net of tax, recorded in accumulated other comprehensive loss to the Consolidated Statements of Comprehensive Income. The total amount of the required payout to plan participants was determined based on employee elections and market conditions at the time of settlement. The standard PBGC audit was completed in March 2021, and the remaining plan assets of $16.6 which were in excess of the pension liability upon settlement are being utilized to fund qualified 401(k) plan contributions in current and future years.

In our Switzerland pension plan, we recognized a partial settlement as a result of local regulations and turnover common to our industry and reclassified pension losses of $2.7 and $1.0 in 2022 and 2021, respectively, net of tax, recorded in accumulated other comprehensive loss to the Consolidated Statements of Comprehensive Income.

The reconciliation of the changes in the plans’ benefit obligations, the fair value of plan assets and the funded status of the plans are as follows:

	United States Plans		Non-United States Plans
Year Ended December 31	2022	2021	2022	2021
Change in Benefit Obligation
Benefit obligation, beginning of year	$26.0	$28.5	$897.9	$965.6
Service cost	—	—	19.4	22.0
Interest cost	0.5	0.4	8.2	5.7
Settlements	—	—	(57.4)	(61.7)
Transfers	—	—	31.1	52.8
Actuarial gain	(3.7)	(0.6)	(218.7)	(47.3)
Plan participant contributions	—	—	13.0	14.1
Benefits paid	(2.3)	(2.3)	(11.4)	(12.8)
Currency exchange rate changes	—	—	(49.8)	(40.5)
Benefit obligation, end of year	$20.5	$26.0	$632.3	$897.9

	United States Plans		Non-United States Plans
Year Ended December 31	2022	2021	2022	2021
Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—	$762.5	$753.6
Actual return on plan assets	—	—	(166.7)	24.3
Settlements	—	—	(57.4)	(61.7)
Transfers	—	—	31.8	52.8
Plan participant contributions	—	—	13.0	14.1
Company contributions	2.3	2.3	17.1	18.7
Benefits paid	(2.3)	(2.3)	(11.4)	(12.8)
Currency exchange rate changes	—	—	(41.1)	(26.5)
Fair value of plan assets, end of year	$—	$—	$547.8	$762.5
Funded Status at End of Year
Funded status, end of year	$(20.5)	$(26.0)	$(84.5)	$(135.4)
Amounts Recognized
Noncurrent assets	$—	$—	$26.6	$51.2
Current liabilities	(2.4)	(2.3)	(1.2)	(0.8)
Noncurrent liabilities	(18.1)	(23.7)	(109.9)	(185.8)
Net amount recognized	$(20.5)	$(26.0)	$(84.5)	$(135.4)

For both 2022 and 2021, the actuarial gain related to the non-United States plans' benefit obligation was primarily related to changes in discount rates. The settlements and transfers of the non-United States plans represent transfers in and out of temporary associates within our Switzerland plan.

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of:

	United States Plans		Non-United States Plans
Year Ended December 31	2022	2021	2022	2021
Net loss	$4.5	$7.8	$4.6	$41.8
Prior service cost	—	—	3.1	7.1
Total	$4.5	$7.8	$7.7	$48.9

The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $629.0 and $891.7 as of December 31, 2022 and 2021, respectively. The ABO for plans that have plan assets was $554.1 and $787.5 as of December 31, 2022 and 2021, respectively. The decrease in the balances in 2022 resulted from higher discount rates applied to all our significant plans. The accumulated benefit obligation for some of our plans exceeded the fair value of plan assets as follows:

December 31	2022	2021
Accumulated benefit obligation	$113.4	$181.8
Plan assets	76.8	99.4

The projected benefit obligation (PBO) for all qualified defined benefit pension plans was $652.8 and $923.9 as of December 31, 2022 and 2021, respectively. The PBO for some of our plans exceeded the fair value of plan assets as follows:

December 31	2022	2021
Projected benefit obligation	$117.4	$188.3
Plan assets	76.8	99.4

By their nature, certain of our plans do not have plan assets. The accumulated benefit obligation for these plans was $74.9 and $104.2 as of December 31, 2022 and 2021, respectively.

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for all plans were as follows:

Year Ended December 31	2022	2021	2020
Net Periodic Benefit Cost
Service cost	$19.4	$22.0	$21.0
Interest cost	8.7	6.1	9.4
Expected return on assets	(14.7)	(12.2)	(13.5)
Settlements	2.7	1.0	13.8
Net loss	1.8	4.6	2.7
Prior service cost	0.7	0.7	0.7
Net periodic benefit cost	18.6	22.2	34.1
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income/Loss
Net (gain) loss	(40.9)	(60.0)	44.1
Prior service (credit) cost	(0.2)	—	0.4
Amortization of net loss	(5.0)	(5.6)	(6.3)
Amortization of prior service cost	(0.7)	(0.7)	(0.7)
Total recognized in other comprehensive income/loss	(46.8)	(66.3)	37.5
Total recognized in net periodic benefit cost and other comprehensive income/loss	$(28.2)	$(44.1)	$71.6

The estimated net gain and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during 2023 are $(3.3) and $0.7, respectively.

The weighted-average assumptions used in the measurement of the benefit obligation were as follows:

	United States Plans		Non-United States Plans
Year Ended December 31	2022	2021	2022	2021
Discount rate	5.4%	2.6%	3.2%	1.0%
Rate of compensation increase	1.3%	1.3%	1.9%	1.7%

The weighted-average assumptions used in the measurement of the net periodic benefit cost were as follows:

	United States Plans			Non-United States Plans
Year Ended December 31	2022	2021	2020	2022	2021	2020
Discount rate	2.6%	2.1%	2.5%	1.0%	0.6%	1.1%
Expected long-term return on plan assets	N/A	N/A	N/A	2.2%	1.8%	2.2%
Rate of compensation increase	1.3%	—%	—%	1.7%	1.7%	1.7%
Interest crediting rates for cash balance plans	N/A	N/A	N/A	0.5%	1.9%	2.0%

We determine our assumption for the discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the end of each fiscal year.

Our overall expected long-term rate of return used in the measurement of the 2022 net periodic benefit cost on non-United States plans varied by country and ranged from 0.5% to 3.0%. For a majority of our plans, a building block approach has been employed to establish this return. Historical markets are studied and long-term historical relationships between equity securities and fixed income instruments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over time. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. We also use guaranteed insurance contracts for four of our foreign plans. Peer data and historical returns are reviewed to check for reasonableness and appropriateness of our expected rate of return. None of our United States plans has plan assets due to the settlement of the Qualified Retirement Plan liability during the first quarter of 2020.

Projected salary levels utilized in the determination of the projected benefit obligation for the pension plans are based upon historical experience and the future expectations for each respective country.

Our plans’ investment policies are to optimize the long-term return on plan assets at an acceptable level of risk and to maintain careful control of the risk level within each asset class. Our long-term objective is to minimize plan expenses and contributions by outperforming plan liabilities. We have historically used a balanced portfolio strategy based primarily on a target allocation of equity securities and fixed-income instruments, which vary by location. These target allocations, which are similar to the 2022 allocations, are determined based on the favorable risk tolerance characteristics of the plan and, at times, may be adjusted within a specified range to advance our overall objective.

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

The fair value of our pension plan assets by asset category was as follows:

	Fair Value Measurements Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$18.3	$18.3	$—	$—
Equity securities:
Mutual funds	114.5	114.5	—	—
Common stock	29.0	29.0	—	—
Fixed income instruments:
Fixed income funds	73.7	—	73.7	—
Bonds	38.0	—	38.0	—
Annuity contract	33.5	—	—	33.5
Guaranteed insurance contracts	21.3	—	21.3	—
Other types of investments:
Real estate funds	95.3	—	94.0	1.3
Insurance contracts	76.7	—	—	76.7
Hedge funds	28.7	—	13.5	15.2
Other	18.8	—	3.3	15.5
	$547.8	$161.8	$243.8	$142.2

	Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$18.8	$18.8	$—	$—
Equity securities:
Mutual funds	141.5	141.5	—	—
Common stock	37.7	37.7	—	—
Fixed income instruments:
Fixed income funds	175.0	—	175.0	—
Annuity contract	51.7	—	—	51.7
Bonds	44.9	—	44.9	—
Guaranteed insurance contracts	21.3	—	21.3	—
Other types of investments:
Insurance contracts	129.6	—	—	129.6
Real estate funds	102.1	—	100.8	1.3
Hedge funds	29.2	—	12.6	16.6
Other	10.7	—	3.4	7.3
	$762.5	$198.0	$358.0	$206.5

The following table summarizes the changes in fair value of the pension assets that are measured using Level 3 inputs. We determined that transfers between fair-value-measurement levels occurred on the date of the event that caused the transfer.

Year Ended December 31	2022	2021
Balance, beginning of year	$206.5	$242.6
Actual return on plan assets	(61.2)	(21.6)
Purchases, sales and settlements, net	7.4	(3.1)
Currency exchange rate changes	(10.5)	(11.4)
Balance, end of year	$142.2	$206.5

Retiree Health Care Plan

We provide medical and dental benefits to certain eligible retired employees in the United States. Due to the nature of the plan, there are no plan assets. The reconciliation of the changes in the plan’s benefit obligation and the statement of the funded status of the plan were as follows:

Year Ended December 31	2022	2021
Change in Benefit Obligation
Benefit obligation, beginning of year	$14.1	$14.6
Interest cost	0.3	0.2
Actuarial (gain) loss	(2.1)	0.1
Benefits paid	(0.8)	(0.8)
Benefit obligation, end of year	$11.5	$14.1
Funded Status at End of Year
Funded status, end of year	$(11.5)	$(14.1)
Amounts Recognized
Current liabilities	$(1.2)	$(1.2)
Noncurrent liabilities	(10.3)	(12.9)
Net amount recognized	$(11.5)	$(14.1)

The amount recognized in accumulated other comprehensive loss, net of tax, consists of a net loss of $0.5 and $2.2 as of December 31, 2022 and 2021, respectively, and a prior service credit of $1.7 and $2.3 as of December 31, 2022 and 2021, respectively.

The discount rate used in the measurement of the benefit obligation was 5.1% and 2.6% in 2022 and 2021, respectively. The discount rate used in the measurement of net periodic benefit cost was 2.6%, 2.2% and 3.0% in 2022, 2021, and 2020, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive loss for this plan were as follows:

Year Ended December 31	2022	2021	2020
Net Periodic Benefit Credit
Interest cost	$0.3	$0.2	$0.4
Net loss	0.2	0.2	0.1
Prior service credit	(0.8)	(0.8)	(0.8)
Net periodic benefit credit	$(0.3)	$(0.4)	$(0.3)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income/Loss
Net (gain) loss	$(2.0)	$0.2	$1.1
Amortization of net loss	(0.2)	(0.2)	(0.1)
Amortization of prior service credit	0.8	0.8	0.8
Total recognized in other comprehensive income/loss	(1.4)	0.8	1.8
Total recognized in net periodic benefit cost and other comprehensive income/loss	$(1.7)	$0.4	$1.5

The estimated prior service credit for the retiree health care plan that will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during 2023 is $0.8. No net gain/loss is estimated to be amortized in 2023.

The health care cost trend rate is assumed to be 6.7% for 2023, decreasing gradually to an ultimate rate of 4.5% in 2031. Assumed health care cost trend rates are not expected to have a material effect on the amounts reported.

Future Contributions and Payments

During 2023, we plan to contribute approximately $16.0 to our pension plans and to fund our retiree health care payments as incurred. Projected benefit payments from the plans as of December 31, 2022 were estimated as follows:

Year	Pension Plans	Retiree Health Care Plan
2023	$67.8	$1.2
2024	42.4	1.2
2025	32.9	1.1
2026	29.9	1.1
2027	27.3	1.0
2028–2032	158.3	4.6
Total projected benefit payments	$358.6	$10.2

Defined Contribution Plans and Deferred Compensation Plans

We have defined contribution plans covering substantially all permanent United States employees and various other employees throughout the world. With our company-sponsored plans, employees may elect to contribute a portion of their salary to the plans and we match a portion of their contributions up to a maximum percentage of the employee’s salary. In addition, profit sharing contributions are made if a targeted earnings level is reached at management’s discretion. The total expense for our match and any profit sharing contributions was $18.4, $17.3 and $16.6 for the years ended December 31, 2022, 2021 and 2020, respectively. In certain countries with statutory defined contribution plans, we pay a percentage of the employees' salary in pension premiums. The total expense for the statutory defined contribution plans was $31.4, $32.2 and $27.5 for the years ended December 31, 2022, 2021 and 2020, respectively.

We also have deferred compensation plans in the United States. One of the plans had an asset and liability of $114.4 and $136.9 as of December 31, 2022 and 2021, respectively, with the remaining plans holding immaterial amounts of assets and liabilities.
(10) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

December 31	2022	2021
Foreign currency translation	$(369.7)	$(180.8)
Translation loss on long-term intercompany loans, net of income taxes of $19.1 and $19.9, respectively	(132.8)	(133.6)
Gain (loss) on derivative instruments, net of income tax benefit of $(5.3) and $(16.4), respectively	53.4	(18.4)
Gain on interest rate swap, net of income taxes of $0.4 for 2022	1.4	—
Defined benefit pension plans, net of income tax benefit of $(20.4) and $(22.8), respectively	(12.2)	(56.7)
Retiree health care plan, net of income taxes of $1.9 and $1.6, respectively	1.2	0.1
Accumulated other comprehensive loss	$(458.7)	$(389.4)

(11) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

Year Ended December 31	2022	2021	2020
Interest expense	$46.9	$38.8	$43.3
Interest income	(17.9)	(12.0)	(13.1)
Foreign exchange loss	11.9	5.2	4.9
Miscellaneous (income) expenses, net	(16.3)	(14.7)	4.8
Interest and other expenses, net	$24.6	$17.3	$39.9

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

The €400.0 ($423.9) notes due June 2027 and the €500.0 ($532.7) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of December 31, 2022.

In September 2019, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments which matured in September 2022. In September 2022, we entered into a new cross-currency swap agreement that converts fixed-rate Swiss franc ("CHF") payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiaries with CHF functional currency.

The effect of our net investment hedges on AOCI for the year ended December 31, 2022, and 2021 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Year Ended December 31,
Instrument	2022	2021
Euro Notes	$60.0	$76.1
Cross-currency swaps	(4.7)	6.7

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

On June 9, 2022, we entered into a forward starting interest rate swap agreement with a notional amount of €300.0 and a fixed rate of 1.936%, which was accounted for as a cash flow hedge, to hedge the interest rate exposure related to our anticipated issuance of €400.0 notes to repay our existing €400.0 notes maturing in September 2022. Upon the issuance of the notes on June 30, 2022, we settled this forward starting interest rate swap, resulting in a gain of $2.0, which was recorded in accumulated other comprehensive income and is amortized over the term of the notes as an offset to interest expense.

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on OCI, AOCL and earnings for the year ended December 31, 2022, and 2021:

				Gain (Loss) Reclassified
	Gain Recognized in OCI			from AOCL into Income
	Year Ended December 31,		Location of Gain Reclassified	Year Ended December 31,
Instrument	2022	2021	from AOCL into Income	2022	2021
Cross-currency swaps	$3.7	$11.8	Interest and other expenses, net	$2.8	$13.7
Foreign currency forward contracts	0.2	—	Selling and administrative expenses	(0.8)	—
Forward starting interest swap	2.0	—	Interest and other expenses, net	0.2	—

We expect the net amount of pre-tax derivative gains and losses included in AOCL on December 31, 2022 to be reclassified into earnings over the next 12 months will not be significant. The actual amount that will be reclassified to earnings will vary due to future currency exchange rates.

Fair Value Hedges

We account for derivatives as fair value hedges when the hedged item is a recognized asset, liability or firm commitment. We use fair value hedges to hedge the changes in cash flows of certain of our foreign currency intercompany denominated notes due to changes in foreign currency exchange rates. We record the change in carrying value of the foreign currency denominated notes due to changes in exchange rates into earnings each period. Gains and losses on the fair value hedges are recorded in earnings, offsetting gains and losses on the hedged item.

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

The following tables present the impact that the fair value hedges had on our Consolidated Statement of Income for the year ended December 31, 2022 and 2021:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain	Year Ended December 31,
Instrument	Recognized in Income	2022	2021
Intercompany CHF note	Interest and other expenses, net	$(9.4)	$—
Cross-currency swaps	Interest and other expenses, net	9.4	—

Non-Designated Instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the year ended December 31, 2022 was as follows:

	Location of Gain	Amount of Gain (Loss) Recognized in Income
Instrument	Recognized in Income	Year Ended December 31,
		2022	2021
Foreign currency forward contracts	Interest and other expenses (income), net	$(29.3)	$(11.6)

Derivative and Non-Derivative Assets and Liabilities

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of December 31, 2022, and 2021:

	Assets
		December 31,	December 31,
	Balance Sheet Location	2022	2021
Instruments designated as cash flow hedges:
Cross-currency swaps	Accounts Receivable, net	—	24.7
Instruments designated as fair value hedges:
Cross-currency swaps	Accounts Receivable, net	13.8	—
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts Receivable, net	0.2	—
Total instruments		$14.0	$24.7

	Liabilities
		December 31,	December 31,
	Balance Sheet Location	2022	2021
Instruments designated as net investment hedges:
Euro Notes due in 2022	Short-term borrowings and current maturities of long-term debt	$—	$454.4
Euro Notes due in 2026	Long-term debt	532.7	565.2
Euro Notes due in 2027	Long-term debt	423.9	—
Cross-currency swaps	Accrued liabilities	25.8	24.2
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	—	5.5
Total instruments		$982.4	$1,049.3

The fair value measurements of these items recorded in our Consolidated Balance Sheets for the years ended December 31, 2022 and 2021 are disclosed in Note 1 to the Consolidated Financial Statements.

(13) Leases

The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease expense	$132.4	$140.8	$143.1
Short-term lease expense	5.2	6.0	11.3
Other lease expense(1)	11.8	20.4	16.7
Total lease expense	$149.4	$167.2	$171.1

(1) Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Year Ended December 31,
Supplemental Cash Flow Information	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$127.7	$139.6	$142.0
Operating ROU assets obtained in exchange for lease obligations	92.5	70.2	63.6

	December 31,	December 31,
Supplemental Balance Sheet Information	2022	2021
Operating Leases
Operating lease ROU assets	$365.7	$373.4

Operating lease liabilities - current(1)	$105.5	$110.0
Operating lease liabilities - long-term	266.6	275.8
Total operating lease liabilities	$372.1	$385.8

(1) Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

	December 31,
	2022	2021	2020
Weighted Average Remaining Lease Term
Operating leases	5.3 years	5.1 years	5.2 years
Weighted Average Discount Rate
Operating leases	2.9%	2.6%	2.9%

Maturities of operating lease liabilities as of December 31, 2022 were as follows:

Period Ending December 31, 2022	Operating Leases
2023	113.5
2024	81.1
2025	55.9
2026	41.8
2027	35.8
Thereafter	94.9
Total future undiscounted lease payments	423.0
Less imputed interest	(50.9)
Total operating lease liabilities	$372.1

(14) Segment Data

We are organized and managed primarily on a geographic basis. Each country and business unit generally has its own distinct operations and management team, providing services under our global brands and maintains its own financial reports. We have an executive sponsor for each global brand who is responsible for ensuring the integrity and consistency of delivery locally. Each operation reports directly or indirectly through a regional manager to a member of executive management. Given this reporting structure, we operate using the following reporting segments: Americas, which includes United States and Other Americas; Southern Europe, which includes France, Italy and Other Southern Europe; Northern Europe; and APME.

The segments derive a significant majority of their revenues from our staffing and interim services. The remaining revenues within these segments are derived from our outcome-based solutions and consulting services, permanent recruitment services, outplacement services, talent management services and other services. Segment revenues represent sales to external clients. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole. Due to the nature of our business, we generally do not have export sales.

Total assets for the segments are reported after the elimination of investments in subsidiaries and intercompany accounts.

Year Ended December 31	2022	2021	2020
Revenues from Services
Americas:
United States(a)	$3,499.3	$2,743.3	$2,327.2
Other Americas	1,436.4	1,520.4	1,465.2
	4,935.7	4,263.7	3,792.4
Southern Europe:
France	4,785.0	5,171.3	4,338.1
Italy	1,706.9	1,795.4	1,370.7
Other Southern Europe	2,044.4	2,380.1	2,146.4
	8,536.3	9,346.8	7,855.2
Northern Europe	4,048.3	4,670.5	3,976.7
APME	2,387.3	2,481.1	2,376.7
	19,907.6	20,762.1	18,001.0
Intercompany Eliminations	(80.1)	(37.7)	—
Consolidated(a)	$19,827.5	$20,724.4	$18,001.0

Operating Unit Profit (Loss)
Americas:
United States	$219.2	$136.0	$60.9
Other Americas	63.4	59.2	55.1
	282.6	195.2	116.0
Southern Europe:
France	226.7	233.5	149.0
Italy	122.9	115.3	64.2
Other Southern Europe	63.4	67.5	23.8
	413.0	416.3	237.0
Northern Europe	42.4	67.8	(27.6)
APME	87.8	84.6	70.1
	825.8	763.9	395.5
Corporate expenses	(157.0)	(154.3)	(113.9)
Goodwill impairment charges	(50.0)	—	(66.8)
Intangible asset amortization expense(b)	(37.1)	(24.2)	(27.2)
Operating profit	581.7	585.4	187.6
Interest and other expenses, net	(24.6)	(17.3)	(39.9)
Earnings before income taxes	$557.1	$568.1	$147.7

(a) The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $12.8, $12.8 and $12.6 for 2022, 2021 and 2020, respectively.

(b) Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Year Ended December 31	2022	2021	2020
Depreciation and Amortization Expense
Americas:
United States	$7.8	$6.9	$7.8
Other Americas	2.2	2.4	2.3
	10.0	9.3	10.1
Southern Europe:
France	10.5	12.5	14.4
Italy	2.4	2.5	2.1
Other Southern Europe	4.8	5.0	5.3
	17.7	20.0	21.8
Northern Europe	10.7	10.9	8.9
APME	7.5	8.3	8.2
Corporate expenses	1.6	0.7	0.1
Intangible asset amortization expense(a)	37.1	24.2	27.2
	$84.6	$73.4	$76.3

(a) Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

As of December 31	2022	2021	2020
Total Assets
Americas:
United States	$3,243.2	$3,434.6	$2,103.8
Other Americas	397.4	397.0	381.3
	3,640.6	3,831.6	2,485.1
Southern Europe:
France	2,281.9	2,353.3	2,778.3
Italy	455.3	509.7	540.4
Other Southern Europe	821.2	828.2	848.5
	3,558.4	3,691.2	4,167.2
Northern Europe	742.9	1,095.7	1,366.7
APME	744.4	813.8	806.0
Corporate(a)	444.1	396.6	503.2
	$9,130.4	$9,828.9	$9,328.2

(a) Corporate assets include assets that were not used in the operations of any segment, the most significant of which were purchased intangibles and cash.

As of and Year Ended December 31	2022	2021	2020
Long-lived Assets
Americas:
United States	$79.2	$76.9	$73.9
Other Americas	14.6	16.3	19.6
	93.8	93.2	93.5
Southern Europe:
France	160.7	135.0	147.8
Italy	32.7	33.6	36.0
Other Southern Europe	60.1	68.7	68.0
	253.5	237.3	251.8
Northern Europe	116.5	106.6	127.1
APME	52.8	77.3	76.1
Corporate	9.0	14.0	6.5
	$525.6	$528.4	$555.0

(15) Commitments and Contingencies

Guarantees

We have entered into certain guarantee contracts and stand-by letters of credit that total $840.2 as of December 31, 2022 ($793.0 for guarantees and $47.2 for stand-by letters of credit). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 17, 2023, ManpowerGroup Inc. (the “Company”) entered into a letter agreement with each of Jonas Prising, John (“Jack”) McGinnis, Michelle S. Nettles and Richard Buchband that provides for severance and other post-employment benefits and contains certain post-employment restrictive covenants. The letter agreements replace similar severance agreements previously entered into by each of Messrs. Prising, McGinnis and Buchband and Ms. Nettles. The new letter agreements expire on the first to occur of (1) the date two years after the occurrence of a change of control of the Company or (2) February 28, 2026, if no such change of control occurs before February 28, 2026. Aside from the new term, the letter agreements are in substantially the same form as the severance agreements they replace.

The foregoing description of the letter agreements is qualified in its entirety by reference to the compensation agreements and severance agreements and compensation agreements filed herewith as exhibits 10.6 (a), 10.8 (b), 10.8 (a) and 10.6(d), which are incorporated by reference to this report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Executive Officers. Reference is made to “Executive Officers of ManpowerGroup” in Part I after Item 4.
(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.
(c)
The board of directors has determined that each of John F. Ferraro and Paul Read, chair of the audit committee, is an “audit committee financial expert.” Mr. Ferraro and Mr. Read are both “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023 under the caption “Election of Directors - Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.
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

Item 11. Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023, under the captions "Compensation Discussion and Analysis," "Compensation Tables," "CEO Pay Ratio;" and "Pay vs. Performance" under the caption “Compensation Committee Interlocks and Insider Participation;” and under the caption “Report of the People, Culture and Compensation Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023, under the caption “Security Ownership of Certain Beneficial Owners,” and under the caption “Beneficial Ownership of Directors and Executive Officers,” which information is hereby incorporated herein by reference.

The following table sets forth information as of December 31, 2022 about our shares of common stock outstanding and available for issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2022	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2022 ($)	Weighted-average contractual term of outstanding options, warrants and rights as of December 31, 2022 (years)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2022 (excluding securities reflected in the first column)(1)
Equity compensation plans approved by security holders	2,034,090	89.04	3.1	3,896,515
Equity compensation plans not approved by security holders	—	—	—	—
Total	2,034,090	89.04	3.1	3,896,515

(1) Includes the number of shares remaining available for future issuance under the following plans: 2011 Equity Incentive Plan - 3,326,258 shares; and Savings Related Share Option Scheme – 570,257 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023, under the caption “Board Independence and Related Party Transactions” and “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2023, under the captions “Fees Billed by Deloitte & Touche” and “Independent Auditor Services Policy” in the Audit Committee Report, which information is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedule.

SCHEDULE II—Valuation and Qualifying Accounts

For the years ended December 31, 2022, 2021 and 2020, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2022	$121.6	$6.2	$(12.4)	$(5.8)	$(0.3)	$109.3
2021	128.1	17.9	(17.7)	(6.5)	(0.2)	121.6
2020	113.5	20.3	(17.8)	8.1	4.0	128.1

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

3.1	Amended and Restated Articles of Incorporation of ManpowerGroup Inc., incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

3.2	Amended and Restated By-laws of ManpowerGroup Inc., incorporated by reference to the Company's Current Report on Form 8-K dated August 5, 2022.

4.1

Fiscal and Paying Agency Agreement between the Company and Citibank, N.A., London Branch as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of June 22, 2018 (including the form of Note attached thereto as Schedule I), incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2018.

4.2

Fiscal and Paying Agency Agreement between the Company and Citibank, N.A., as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of June 30, 2022 (including the form of Note attached thereto as Schedule I), incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2022.

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.1

Credit Agreement dated as of May 27, 2022 among the Company, a syndicate of lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K dated May 27, 2022.

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

ManpowerGroup Inc. Compensation for Non-Employee Directors (Amended and Restated Effective January 1, 2022. incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2021. **

10.6(c)	Letter Agreement between Jonas Prising and the Company dated as of February 17, 2023 **

10.6(d)	Letter Agreement between Richard Buchband and the Company as of February 17, 2023. **

10.6(e)	2011 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective May 8, 2020), incorporated by reference to the Company’s Registration Statement on Form S-8 dated May 29, 2020. **

10.6(f)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.7(a)	Form of Stock Option Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. **

10.7(b)	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.7(c)	Form of 2014 Career Share Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

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

10.7(h)

Form of 2022 Performance Share Unit Agreement Under the 2011 Equity Inventive Plan of ManpowerGroup Inc., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022.

10.8(a)	Letter Agreement between Michelle S. Nettles and the Company dated as of February 17, 2023. **

10.8(b)	Letter Agreement between John T. McGinnis and the Company dated February 17, 2023. **

10.8(c)	Employee Agreement between John T. McGinnis and the Company dated as of November 17, 2015, incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 2016. **

10.9	ManpowerGroup Inc. Annual Incentive Plan, incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2018. **

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

** Management contract or compensatory plan or arrangement.

Item 16. Form 10-K summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWERGROUP INC.

By:	/s/ Jonas Prising
Jonas Prising Chairman and Chief Executive Officer

Date:	February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonas Prising Jonas Prising	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)	February 17, 2023

/s/ John T. McGinnis John T. McGinnis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2023

/s/ Donald Mondano Donald Mondano	Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)	February 17, 2023

Directors: Jean-Philippe Courtois, William Downe, John F. Ferraro, William P. Gipson, Patricia A. Hemingway Hall, Julie M. Howard, Muriel Pénicaud, Ulice Payne, Jr., Paul Read, Elizabeth P. Sartain, and Michael J. Van Handel

By:	/s/ Richard Buchband
Richard Buchband Attorney-In-Fact*

Date:	February 17, 2023

* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.