Form 10-Q
period 2023-03-31
ManpowerGroup Inc.
filed 2023-05-05
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

March 31, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at May 3, 2023
Common Stock, $.01 par value	50,426,091

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$706.7	$639.0
Accounts receivable, less allowance for doubtful accounts of $108.5 and $109.3, respectively	4,773.2	5,137.4
Prepaid expenses and other assets	178.0	158.0
Total current assets	5,657.9	5,934.4

Other Assets:
Goodwill	1,631.7	1,628.1
Intangible assets, less accumulated amortization of $478.4 and $468.3, respectively	541.4	549.5
Operating lease right-of-use assets	381.8	365.7
Other assets	566.4	540.5
Total other assets	3,121.3	3,083.8

Property and Equipment:
Land, buildings, leasehold improvements and equipment	595.1	584.9
Less: accumulated depreciation and amortization	484.7	472.7
Net property and equipment	110.4	112.2
Total assets	$8,889.6	$9,130.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2023	December 31, 2022
Current Liabilities:
Accounts payable	$2,662.4	$2,831.4
Employee compensation payable	200.0	271.7
Accrued liabilities	576.7	572.6
Accrued payroll taxes and insurance	694.8	746.7
Value added taxes payable	429.1	462.7
Short-term borrowings and current maturities of long-term debt	16.6	26.6
Total current liabilities	4,579.6	4,911.7

Other Liabilities:
Long-term debt	972.4	959.9
Long-term operating lease liability	282.6	266.6
Other long-term liabilities	545.6	534.1
Total other liabilities	1,800.6	1,760.6

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 118,364,088 and 118,028,009 shares, respectively	1.2	1.2
Capital in excess of par value	3,490.6	3,484.2
Retained earnings	3,946.3	3,868.5
Accumulated other comprehensive loss	(451.6)	(458.7)
Treasury stock at cost, 67,938,466 and 67,468,433 shares, respectively	(4,488.1)	(4,447.9)
Total ManpowerGroup shareholders’ equity	2,498.4	2,447.3
Noncontrolling interests	11.0	10.8
Total shareholders’ equity	2,509.4	2,458.1
Total liabilities and shareholders’ equity	$8,889.6	$9,130.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues from services	$4,752.3	$5,143.3
Cost of services	3,889.2	4,246.2
Gross profit	863.1	897.1
Selling and administrative expenses	745.2	758.4
Operating profit	117.9	138.7
Interest and other expenses, net	7.5	2.7
Earnings before income taxes	110.4	136.0
Provision for income taxes	32.6	44.4
Net earnings	$77.8	$91.6
Net earnings per share – basic	$1.53	$1.71
Net earnings per share – diluted	$1.51	$1.68
Weighted average shares – basic	50.9	53.6
Weighted average shares – diluted	51.6	54.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2023	2022
Net earnings	$77.8	$91.6
Other comprehensive income (loss):
Foreign currency translation	47.0	(35.9)
Translation adjustments of long-term intercompany loans	(0.1)	2.5
Adjustments on derivative instruments, net of income taxes of $(2.8) and $6.6, respectively	(38.7)	22.9
Unrealized adjustment on interest rate swap	(0.1)	—
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.1 for both periods	(1.0)	0.3
Total other comprehensive income (loss)	7.1	(10.2)
Comprehensive income	$84.9	$81.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net earnings	$77.8	$91.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21.0	21.3
Loss on sale of a subsidiary	—	8.0
Deferred income taxes	18.2	2.4
Provision for doubtful accounts	0.1	2.8
Share-based compensation	5.1	10.6
Changes in operating assets and liabilities:
Accounts receivable	398.0	(96.9)
Other assets	(37.3)	(17.1)
Other liabilities	(358.3)	47.9
Cash provided by operating activities	124.6	70.6

Cash Flows from Investing Activities:
Capital expenditures	(13.2)	(19.4)
Proceeds from the sales of subsidiaries and property and equipment	—	0.8
Cash used in investing activities	(13.2)	(18.6)

Cash Flows from Financing Activities:
Net change in short-term borrowings	(10.7)	(3.7)
Repayments of revolving debt facility	—	(25.0)
Proceeds from long-term debt	0.2	0.7
Repayments of long-term debt	(0.2)	—
Proceeds from share-based awards	1.7	0.3
Other share-based award transactions	(9.8)	(8.2)
Repurchases of common stock	(30.0)	(59.9)
Cash used in financing activities	(48.8)	(95.8)

Effect of exchange rate changes on cash	5.1	(26.7)
Change in cash and cash equivalents	67.7	(70.5)

Cash and cash equivalents, beginning of period	639.0	847.8
Cash and cash equivalents, end of period	$706.7	$777.3

Supplemental Cash Flow Information:
Interest Paid	$10.7	$5.9
Income taxes paid, net	$29.0	$14.0
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$30.7	$9.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2022	118,028,009	$1.2	$3,484.2	$3,868.5	$(458.7)	$(4,447.9)	$10.8	$2,458.1
Net earnings				77.8				77.8
Other comprehensive gain					7.1			7.1
Issuances under equity plans	336,079		1.3			(9.9)		(8.6)
Share-based compensation expense			5.1					5.1
Repurchases of common stock, including excise tax						(30.3)		(30.3)
Noncontrolling interest transactions							0.2	0.2
Balance, March 31, 2023	118,364,088	$1.2	$3,490.6	$3,946.3	$(451.6)	$(4,488.1)	$11.0	$2,509.4

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2021	117,762,065	$1.2	$3,444.7	$3,634.6	$(389.4)	$(4,169.4)	$10.0	$2,531.7
Net earnings				91.6				91.6
Other comprehensive loss					(10.2)			(10.2)
Issuances under equity plans	246,804		(0.1)			(8.2)		(8.3)
Share-based compensation expense			10.6					10.6
Repurchases of common stock						(59.9)		(59.9)
Noncontrolling interest transactions							0.6	0.6
Balance, March 31, 2022	118,008,869	$1.2	$3,455.2	$3,726.2	$(399.6)	$(4,237.5)	$10.6	$2,556.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2023 and 2022

(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K.

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

A rollforward of our allowance for doubtful accounts is shown below:

Three Months Ended March 31, 2023
Balance, December 31, 2022	109.3
Provisions charged to earnings	0.1
Write-offs	(2.2)
Translation adjustments	1.3
Balance, March 31, 2023	$108.5

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

During the fourth quarter of 2022, we identified several factors related to our Netherlands reporting unit that led us to conclude that it was more likely than not that the fair value of the reporting unit was below its carrying amount which triggered us to perform an interim impairment assessment. As a result, we wrote the carrying value of the Netherlands reporting unit down to its estimated fair value and recognized a non-cash impairment charge of $50.0.

Key assumptions included in the Netherlands discounted cash flow valuation performed during the fourth quarter of 2022 were a discount rate of 13.5%, revenue growth for the next 10 years ranging from 0.0% to 3.0%, a terminal value revenue growth rate of 2.0% and a terminal value OUP margin of 4.0%.

Management continues to closely monitor the results of the reporting unit and comparisons to the key assumptions used in our fair value estimate, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting unit. The performance of the Netherlands reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for additional impairment in the Netherlands reporting unit. If the Netherlands reporting unit cannot improve from its current operating levels and meet its operating targets to achieve the growth and margin assumptions noted above, or if there is continued deterioration in the market due to macroeconomic conditions, some or all of the remaining recorded goodwill for the Netherlands reporting unit, which was $55.8 as of March 31, 2023, could be subject to further impairment.

While our other reporting units' fair values exceeded 20% or more of their respective carrying values, there could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

(2) Recent Accounting Standards

Accounting Standards Effective as of January 1, 2023

In November 2021, the FASB issued new guidance on business combinations. The guidance added the contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the revenue recognition standard. The new guidance was effective for us as of January 1, 2023. The adoption of this guidance had no impact on our Consolidated Financial Statements.

In March 2020, the FASB issued new guidance on accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offerings related to alternative reference interest rates. The guidance was effective upon issuance and can be applied to applicable contract modifications through December 31, 2024. The adoption of this guidance has not had any impact on our Consolidated Financial Statements, and we do not expect it to have a material impact going forward.

(3) Revenue Recognition

For certain client contracts where we recognize revenues over time, we recognize the amount that we have the right to invoice, which corresponds directly to the value provided to the client of our performance to date.

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to March 31, 2023, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $36.1 as of March 31, 2023 and $35.6 as of December 31, 2022.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended March 31,
	2023					2022(1)
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$687.1	$4.2	$37.8	$40.9	$770.0	$792.7	$4.3	$54.2	$38.2	$889.4
Other Americas	335.6	11.1	11.7	1.8	360.2	336.9	12.0	11.2	1.7	361.8
	1,022.7	15.3	49.5	42.7	1,130.2	1,129.6	16.3	65.4	39.9	1,251.2
Southern Europe:
France	1,061.7	73.2	16.5	17.9	1,169.3	1,101.5	70.3	16.5	4.1	1,192.4
Italy	392.7	9.4	15.0	5.1	422.2	417.8	8.1	13.7	5.4	445.0
Other Southern Europe	372.6	80.6	15.9	7.3	476.4	443.5	94.1	15.8	3.1	556.5
	1,827.0	163.2	47.4	30.3	2,067.9	1,962.8	172.5	46.0	12.6	2,193.9
Northern Europe	810.6	89.4	43.4	24.2	967.6	938.1	94.0	45.3	17.1	1,094.5
APME	454.9	100.9	39.0	11.1	605.9	463.1	109.3	37.2	8.6	618.2
	4,115.2	368.8	179.3	108.3	4,771.6	4,493.6	392.1	193.9	78.2	5,157.8
Intercompany Eliminations					(19.3)					(14.5)
Total					$4,752.3					$5,143.3

(1) Certain service line revenues for the United States and Northern Europe were reclassified for the 2022 comparative period to align with the current period presentation. In the United States, $52.8 was reclassified from Outcome-Based Solutions and Consulting to Staffing and Interim. In Northern Europe, $39.0 was reclassified from Staffing and Interim to Outcome-Based Solutions and Consulting.

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended March 31,
	2023			2022
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$748.4	$21.6	$770.0	$858.8	$30.6	$889.4
Other Americas	352.9	7.3	360.2	355.0	6.8	361.8
	1,101.3	28.9	1,130.2	1,213.8	37.4	1,251.2
Southern Europe:
France	1,154.1	15.2	1,169.3	1,177.0	15.4	1,192.4
Italy	408.2	14.0	422.2	432.4	12.6	445.0
Other Southern Europe	463.3	13.1	476.4	543.3	13.2	556.5
	2,025.6	42.3	2,067.9	2,152.7	41.2	2,193.9
Northern Europe	933.1	34.5	967.6	1,057.2	37.3	1,094.5
APME	584.6	21.3	605.9	597.1	21.1	618.2
	4,644.6	127.0	4,771.6	5,020.8	137.0	5,157.8
Intercompany Eliminations			(19.3)			(14.5)
Total			$4,752.3			$5,143.3

(4) Share-Based Compensation Plans

During the three months ended March 31, 2023 and 2022, we recognized share-based compensation expense of $5.1 and $10.6, respectively. The expense relates to stock options, deferred stock units, restricted stock units and performance share units. Lower expense in the three months ended March 31, 2023 resulted primarily from lower estimated payouts related to performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $1.7 and $0.3 for the three months ended March 31, 2023 and 2022, respectively.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares subject to equity awards granted to employees and members of our Board of Directors, as well as the weighted-average fair value per share, for the 2023 and 2022 annual grants are presented in the table below:

	For the Three Months Ended March 31,
	2023		2022
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Restricted Stock Units	260	81.92	245	104.50
Performance Share Units	133	86.48	134	106.40
Deferred Stock Units	15	83.21	13	97.33
Total Shares Granted	408	$83.45	392	$104.91

(5) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. No cash consideration was paid during the three months ended March 31, 2023 or 2022.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. On January 17, 2022, we disposed of our Russia business in our Northern Europe segment for cash proceeds of $3.2. In connection with the disposition, we recognized a one-time net loss on disposition of $8.0, of which $9.7 was included in selling and administrative expenses and a gain of $1.7 was included in interest and other expenses in the Consolidated Statements of Operations in the three months ended March 31, 2022.

(6) Restructuring Costs

We recorded $6.6 in restructuring costs during the three months ended March 31, 2023. We did not record any restructuring costs during the three months ended March 31, 2022. During the three months ended March 31, 2023, we made payments of $5.6 out of our restructuring reserve, which is used for severance and office closures and consolidations in multiple countries and territories. We expect a majority of the remaining $14.2 reserve will be paid by the end of 2023.

Changes in the restructuring reserve by reportable segment and Corporate are shown below.

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2022	$1.0	$1.0	$11.0	$0.2	$—	$13.2
Severance costs	0.9	0.3	1.1	2.5	0.4	5.2
Other Costs	—	—	1.4	—	—	1.4
Costs paid	(1.1)	(0.1)	(4.1)	—	(0.3)	(5.6)
Balance, March 31, 2023	$0.8	$1.2	$9.4	$2.7	$0.1	$14.2

(1) Balances related to the United States were $0.6 and $0.7 as of December 31, 2022 and March 31, 2023, respectively.

(2) Balances related to France were $0.9 as of both December 31, 2022 and March 31, 2023.

(7) Income Taxes

We recorded income tax expense at an effective rate of 29.5% for the three months ended March 31, 2023, as compared to an effective rate of 32.6% for the three months ended March 31, 2022. The 2023 rate was favorably impacted by the scheduled reduction in the French business tax rate from 0.75% to 0.375% effective January 1, 2023. The 29.5% effective tax rate for the three months ended March 31, 2023 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

As of March 31, 2023, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $80.9. If recognized, the entire amount would favorably affect the effective tax rate except for $6.0. As of December 31, 2022, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $81.6.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2016 through 2023 for our major operations in France, Italy, the United Kingdom and the United States. As of March 31, 2023, we were subject to tax audits in Austria, Germany, India, Israel, Korea, Spain and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended
	March 31,
	2023	2022
Net earnings available to common shareholders	$77.8	$91.6
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	50.9	53.6
Effect of dilutive securities - stock options	0.1	0.1
Effect of other share-based awards	0.6	0.7
Weighted-average common shares outstanding - diluted	51.6	54.4
Net earnings per share - basic	$1.53	$1.71
Net earnings per share - diluted	$1.51	$1.68

There were 0.5 million and 0.2 million share-based awards excluded from the calculation of net earnings per share - diluted for the three months ended March 31, 2023 and 2022, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	March 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$1,631.7	$—	$1,631.7	$1,628.1	$—	$1,628.1
Intangible assets:
Finite-lived:
Customer relationships	$820.4	$457.7	$362.7	$818.9	$448.1	$370.8
Other	21.5	20.7	0.8	21.3	20.2	1.1
	841.9	478.4	363.5	840.2	468.3	371.9
Indefinite-lived:
Tradenames(2)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	125.9	—	125.9	125.6	—	125.6
	177.9	—	177.9	177.6	—	177.6
Total intangible assets	$1,019.8	$478.4	$541.4	$1,017.8	$468.3	$549.5

(1) Balances were net of accumulated impairment loss of $694.2 as of both March 31, 2023 and December 31, 2022.

(2) Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2023 and December 31, 2022.

Total consolidated amortization expense related to intangible assets for the remainder of 2023 is expected to be $26.5 and in each of the next five years as follows: 2024 - $32.0, 2025 - $30.3, 2026 - $26.7, 2027 - $26.2 and 2028 - $26.2.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate(3)	Total
Balance, December 31, 2022	$1,049.6	$148.2	$234.8	$69.5	$126.0	$1,628.1
Currency impact	0.4	1.5	2.2	(0.5)	—	3.6
Balance, March 31, 2023	$1,050.0	$149.7	$237.0	$69.0	$126.0	$1,631.7

(1) Balances related to the United States were $1,006.5 as of both December 31, 2022 and March 31, 2023.

(2) Balances related to France were $73.3 and $74.3 as of December 31, 2022 and March 31, 2023, respectively. Balances related to Italy were $3.7 as of both December 31, 2022 and March 31, 2023.

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

Goodwill balances by reporting unit were as follows:

	March 31,	December 31,
	2023	2022
United States	$1,085.3	$1,085.3
United Kingdom	101.9	100.2
France	80.4	79.5
Netherlands	55.8	55.1
Canada	41.7	41.6
Other reporting units	266.6	266.4
Total goodwill	$1,631.7	$1,628.1

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	Three Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan
	2023	2022	2023	2022
Service cost	$3.8	$5.1	$—	$—
Interest cost	5.2	2.3	0.1	0.1
Expected return on assets	(4.6)	(3.9)	—	—
Net (gain) loss	(0.9)	0.5	—	—
Prior service cost (credit)	0.2	0.2	(0.2)	(0.2)
Total benefit cost (credit)	$3.7	$4.2	$(0.1)	$(0.1)

During the three months ended March 31, 2023, contributions made to our pension plans and retiree health care plan were $5.2 and $0.3, respectively. During 2023, we expect to make total contributions of approximately $21.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31,	December 31,
	2023	2022
Foreign currency translation	$(322.7)	$(369.7)
Translation loss on long-term intercompany loans, net of income taxes of $19.1 on both dates	(132.9)	(132.8)
Gain on derivative instruments, net of income tax benefit of $(8.1) and $(5.3), respectively	14.7	53.4
Gain on interest rate swap, net of income taxes of $0.4 on both dates	1.3	1.4
Defined benefit pension plans, net of income tax benefit of $(20.3) and $(20.4), respectively	(13.0)	(12.2)
Retiree health care plan, net of income taxes of $1.9 on both dates	1.0	1.2
Accumulated other comprehensive loss	$(451.6)	$(458.7)

Noncontrolling Interests

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. We recorded no amount for the three months ended March 31, 2023 and expenses of $0.5 for the three months ended March 31, 2022.

The Board of Directors declared a semi-annual dividend of $1.47 and $1.36 per share on May 5, 2023 and May 6, 2022, respectively. The 2023 dividends are payable on June 15, 2023 to shareholders of record as of June 1, 2023. The 2022 dividends were paid on June 15, 2022 to shareholders of record as of June 1, 2022.

Share Repurchases

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization was in addition to the August 2019 Board authorizations to repurchase 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the three months ended March 31, 2023, we repurchased a total of 0.4 million shares under the 2021 authorization at a cost of $30.0. During the three months ended March 31, 2022, we repurchased 0.6 million shares under the 2019 authorization at a cost of $59.9. As of March 31, 2023, there were 1.6 million shares remaining authorized for repurchase under the 2021 authorization and no shares remaining authorized for repurchase under the 2019 authorization.

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended
	March 31,
	2023	2022
Interest expense	$18.7	$10.4
Interest income	(8.1)	(2.8)
Foreign exchange loss	3.1	1.8
Miscellaneous income, net	(6.2)	(6.7)
Interest and other expenses, net	$7.5	$2.7

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

Our €500.0 ($539.7) notes due June 2026 and €400.0 ($429.6) notes due June 2027 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of March 31, 2023.

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

The effect of our net investment hedges on AOCI for the three months ended March 31, 2023 and 2022 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
Instrument	2023	2022
Euro Notes	$(12.3)	$27.3
Cross-currency swaps	(0.4)	2.9

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three months ended March 31, 2023 and 2022:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,		Location of Gain (Loss) Reclassified	Three Months Ended March 31,
Instrument	2023	2022	from AOCI into Income	2023	2022
Cross-currency swaps	$—	$(1.0)	Interest and other expenses, net	$—	$(0.9)
Forward starting interest swap	—	—	Interest and other expenses, net	0.1	—

We expect the net amount of pre-tax derivative gains included in AOCI at March 31, 2023 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

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

In September 2022, we entered into a cross-currency swap agreement to hedge our intercompany fixed-rate, CHF denominated note. The economic effect of the swap agreement is to eliminate the uncertainty of cash flows in CHF associated with the note due to changes in foreign currency exchange rates against our Euro functional subsidiary entity. The cross-currency swap matures in September 2024, which aligns with the term of the intercompany note and has a fixed interest rate of 1.7975%.

The cross-currency swaps are accounted for as fair value hedges. Impact of foreign exchange rate changes on the value of the note is offset by gains and losses from the hedges.

The following tables present the impact that the fair value hedges had on OCI and earnings for the three months ended March 2023 and 2022:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Three Months Ended March 31,		Location of Gain (Loss)	Three Months Ended March 31,
Instrument	2023	2022	Recognized in Income	2023	2022
Intercompany CHF note	$—	$—	Interest and other expenses, net	$0.7	$(2.6)
Cross-currency swaps	(1.7)	—	Interest and other expenses, net	(0.7)	2.6

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2023 and 2022 was as follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended March 31,
Instrument	Recognized in Income	2023	2022
Foreign currency forward contracts	Interest and other expenses, net	$(0.6)	$(4.8)

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

	Assets
		March 31,	December 31,
	Balance Sheet Location	2023	2022
Instruments designated as fair value hedges:
Cross-currency swaps	Accounts Receivable, net	11.6	13.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts Receivable, net	—	0.2
Total instruments		$11.6	$14.0

	Liabilities
		March 31,	December 31,
	Balance Sheet Location	2023	2022
Instruments designated as net investment hedges:
Euro Notes due in 2026	Long-term debt	539.7	532.7
Euro Notes due in 2027	Long-term debt	429.6	423.9
Cross-currency swaps	Accrued liabilities	26.1	25.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	0.5	—
Total instruments		$995.9	$982.4

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $940.4 and $921.7 as of March 31, 2023 and December 31, 2022, respectively, compared to a carrying value of $969.3 and $956.6, respectively.

Our deferred compensation plan assets were $127.1 and $115.3 as of March 31, 2023 and December 31, 2022, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$34.7	$32.9
Short-term lease expense	1.1	1.2
Other lease expense(1)	4.1	4.7
Total lease expense	$39.9	$38.8
(1)
Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Three Months Ended March 31,
Supplemental Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$33.4	$33.3
Operating ROU assets obtained in exchange for lease obligations	30.7	9.5

	March 31,	December 31,
Supplemental Balance Sheet Information	2023	2022
Operating Leases
Operating lease ROU assets	$381.8	$365.7

Operating lease liabilities - current(1)	$104.7	$105.5
Operating lease liabilities - long-term	282.6	266.6
Total operating lease liabilities	$387.3	$372.1

(1) Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

	March 31,
	2023	2022
Weighted Average Remaining Lease Term
Operating leases	5.5 years	5.1 years
Weighted Average Discount Rate
Operating leases	3.2%	2.4%

Maturities of operating lease liabilities as of March 31, 2023 were as follows:

Period Ending March 31, 2023	Operating Leases
2023	88.8
2024	90.2
2025	64.1
2026	47.7
2027	40.3
2028	31.6
Thereafter	69.3
Total future undiscounted lease payments	432.0
Less imputed interest	(44.7)
Total operating lease liabilities	$387.3

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

	Three Months Ended March 31,
	2023	2022
Revenues from services:
Americas:
United States (a)	$770.0	$889.4
Other Americas	360.2	361.8
	1,130.2	1,251.2
Southern Europe:
France	1,169.3	1,192.4
Italy	422.2	445.0
Other Southern Europe	476.4	556.5
	2,067.9	2,193.9

Northern Europe	967.6	1,094.5
APME	605.9	618.2
	4,771.6	5,157.8
Intercompany Eliminations	(19.3)	(14.5)
Consolidated (b)	$4,752.3	$5,143.3

Operating unit profit: (c)
Americas:
United States	$31.1	$58.3
Other Americas	17.5	14.5
	48.6	72.8
Southern Europe:
France	44.9	49.6
Italy	30.7	29.0
Other Southern Europe	14.3	16.6
	89.9	95.2

Northern Europe	5.0	3.3
APME	21.1	19.0
	164.6	190.3
Corporate expenses	(37.9)	(42.0)
Intangible asset amortization expense	(8.8)	(9.6)
Operating profit	117.9	138.7
Interest and other expenses, net	(7.5)	(2.7)
Earnings before income taxes	$110.4	$136.0

(a) In the United States, revenues from services included fees received from the related franchise offices of $3.2 and $2.9 for the three months ended March 31, 2023 and 2022, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $99.3 and $110.8 for the three months ended March 31, 2023 and 2022, respectively.

(b) Our consolidated revenues from services include fees received from our franchise offices of $3.9 and $3.6 for the three months ended March 31, 2023 and 2022, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $250.2 and $265.2 for the three months ended March 31, 2023 and 2022, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. Forward-looking statements are based on management’s current assumptions and expectations and are subject to risks and uncertainties that are beyond our control and may cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and other similar expressions. Important factors that could cause our actual results to differ materially from those contained in the forward-looking statements include, among others, the risk factors discussed in Item 1A – Risk Factors in our annual report on Form 10-K for the year-ended December 31, 2022, which information is incorporated herein by reference. Such risks and uncertainties include, but are not limited to, volatile, negative or uncertain economic conditions, particularly in Europe, including inflation, impacts of the Russia-Ukraine War and its related supply-chain impact; other geopolitical risk and uncertainty; changes in labor and tax legislation in places we do business; failure to implement strategic technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of decreased demand, as we experienced in the first quarter of 2023, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues. By contrast, during periods of increased demand we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

As we concluded the first quarter of 2023, we observed softening demand for staffing services due to increased economic uncertainty. We believe that downside risks to the global economic outlook have continued to increase through the first quarter of 2023, and may worsen in future periods. These economic risks are particularly high in Europe, driven by elevated inflation, the Russia-Ukraine war and its related supply chain impacts, and higher interest rates. As Europe represents a significant portion of our operations, we continue to monitor economic conditions in our Southern Europe and Northern Europe regions. The Americas market is also experiencing heightened economic risk and uncertainty, driven primarily by elevated inflation, sensitivity to supply chain impacts, and the United States' sensitivity to rising interest rates, which could impact other countries given the importance of the United States economy. As a result of these factors, we expect the business environment will continue to be challenging for us, especially in the United States and Europe, with many companies delaying hiring decisions or reducing their demand for contingent labor.

During the first quarter of 2023, the strength of the dollar, particularly against the Euro, had a -5.4% unfavorable impact on revenues from services and an approximately $0.14 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact the translation of reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the first quarter of 2023 compared to the first quarter of 2022, we experienced a -9.7% revenue decrease in the Americas, primarily driven by the decrease in demand for our Manpower and Experis staffing/interim business. During the first quarter of 2023 compared to the first quarter of 2022, revenues decreased -5.7% and -11.6% in Southern Europe and Northern Europe, respectively, primarily due to a decrease in our Manpower and Experis staffing/interim business and the unfavorable impact of currency exchange rates. We experienced a -2.0% revenue decrease in APME in the first quarter of 2023 compared to the first quarter of 2022 primarily due to the unfavorable currency exchange rate impact, partially offset by an increase in our Manpower staffing/interim business and increased demand for our outplacement services in our Talent Solutions business.

From a brand perspective, we experienced revenue decreases in Manpower, Experis and Talent Solutions in the first quarter of 2023 compared to the first quarter of 2022. In our Manpower brand, the revenue decrease was primarily due to decreased demand for staffing/interim services and an unfavorable currency exchange rate impact. The revenue decrease in our Experis brand was primarily due to decreased demand for staffing/interim services and the impact of unfavorable currency exchange rates. On an overall basis, the revenue decrease in our Talent Solutions brand, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, was driven mostly by decreased demand for our RPO and MSP offerings relative to the prior year period, as the permanent recruitment environment was exceptionally strong during the first quarter of 2022. This decrease was partially offset by a significant increase in demand for our outplacement services under Right Management.

Our gross profit margin improved in the first quarter of 2023 compared to the first quarter of 2022 primarily due to a favorable change in business mix, particularly in our staffing/interim businesses, and growth in our higher margin outplacement offerings under Right Management. The increase in gross profit margin was also due to a higher percentage of revenue mix coming from our higher-margin professional staffing and Talent Solutions offerings.

Our operating profit decreased -15.0% in the first quarter of 2023 while our operating profit margin decreased 20 basis points compared to the first quarter of 2022. Excluding restructuring costs of $6.6 million incurred in the first quarter of 2023, the loss of $9.7 million in selling and administrative expenses from the disposition of our Russia business in the first quarter of 2022, and acquisition integration costs of $3.7 million incurred in the first quarter of 2022, our operating profit decreased 18.2% while operating profit margin decreased 40 basis points compared to the first quarter of 2022. The operating profit margin decreased primarily because we did not reduce selling and administrative expenses for the quarter as quickly as the decline in revenues that we experienced.

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

Operating Results - Three Months Ended March 31, 2023 and 2022

The following table presents selected consolidated financial data for the three months ended March 31, 2023 as compared to 2022.

(in millions, except per share data)	2023	2022	Variance	Constant Currency Variance
Revenues from services	$4,752.3	$5,143.3	(7.6)%	(2.2)%
Cost of services	3,889.2	4,246.2	(8.4)%	(2.9)%
Gross profit	863.1	897.1	(3.8)%	1.3%
Gross profit margin	18.2%	17.4%
Selling and administrative expenses	745.2	758.4	(1.7)%	2.9%
Operating profit	117.9	138.7	(15.0)%	(7.4)%
Operating profit margin	2.5%	2.7%
Interest and other expenses, net	7.5	2.7	180.4%
Earnings before income taxes	110.4	136.0	(18.8)%	(11.5)%
Provision for income taxes	32.6	44.4	(26.5)%
Effective income tax rate	29.5%	32.6%
Net earnings	$77.8	$91.6	(15.1)%	(7.4)%
Net earnings per share – diluted	$1.51	$1.68	(10.4)%	(2.3)%
Weighted average shares – diluted	51.6	54.4	(5.2)%

The year-over-year decrease in revenues from services of -7.6% (-2.2% in constant currency and -2.3% in organic constant currency) was attributed to:

•
a revenue decrease in the Americas of -9.7% (-6.1% in constant currency) primarily due to the decreased demand for our Manpower and Experis staffing/interim business and a -24.2% decrease (-23.2% in constant currency) in our permanent recruitment business, partially offset by the significant increase in demand for our Talent Solutions outplacement services. The United States, our largest market in the Americas, experienced a revenue decrease of -13.4% primarily driven by decreased demand for our Manpower and Experis staffing/interim services and a decrease in our permanent recruitment business of -30.1%, partially offset by a significant increase in demand for our Talent Solutions outplacement services;
•
a revenue decrease in Southern Europe of -5.7% (-1.4% in constant currency and -1.8% in organic constant currency) which was primarily due to the unfavorable impact of change in currency exchange rates and a decrease in our Manpower staffing/interim business. France, the largest market in Southern Europe, experienced a revenue decrease of -1.9% (increase of 2.5% in constant currency and 1.5% in organic constant currency), which was primarily due to the unfavorable impact of change in currency exchange rates and decreased demand for our Manpower staffing services as supply chain constraints negatively impacted the demand for our services in certain sectors, primarily construction and logistics. The decrease in France was partially offset by a significant increase in demand for our Talent Solutions outplacement services. Italy, our second-largest market in Southern Europe, experienced a revenue decrease of -5.1% (-0.8% in constant currency), which was primarily due to the unfavorable impact of foreign currency exchange rates and the anniversary impact of significant revenue growth in the prior year period, partially offset by the 10.7% increase (15.7% in constant currency) in our permanent recruitment business;
•
a revenue decrease in Northern Europe of -11.6% (-3.9% in constant currency and -3.5% in organic constant currency), primarily due to decreased demand for our Manpower and Experis staffing/interim services and the unfavorable impact of foreign currency exchange rates, partially offset by the increased demand for our Talent Solutions permanent recruitment services. We experienced revenue decreases in the United Kingdom, Nordics, Germany, the Netherlands and Belgium of -18.9%, -9.2%, -2.3%, -9.9% and -6.0%, respectively (-10.5%, +2.6%, +2.1%, -5.8%, and -1.8%, respectively, in constant currency); and

•
a revenue decrease in APME of -2.0% (increase of 7.3% in constant currency) primarily due to the unfavorable impact of change in currency exchange rates, partially offset by increased demand for our Manpower staffing/interim services and our Talent Solutions outplacement services.

The year-over-year 80 basis point increase in gross profit margin was primarily attributed to:

•
a 40 basis point favorable impact from the improvement in the staffing/interim margins;
•
a 20 basis point favorable change in business mix as the higher-margin Right Management outplacement business represented a higher percentage of the revenue mix;
•
a 20 basis point favorable impact from the changes in currency exchange rates; and
•
a 10 basis point favorable impact due to adjustments made to direct costs related to provision true-ups; partially offset by
•
a 10 basis point unfavorable impact from the anniversary impact of significant revenue growth in our permanent recruitment business in the prior year period.

The -1.7% decrease in selling and administrative expenses in the first quarter of 2023 (increase of 2.9% in constant currency and 2.4% in organic constant currency) was primarily attributed to:

•
a -2.6% decrease (increase of 2.2% in constant currency and 3.1% in organic constant currency) in non-personnel costs in the first quarter of 2022, due to the favorable impact of currency exchange rates and a decrease in costs related to bad debt, partially offset by an increase in costs related to office leases and consulting services;
•
a -1.2% decrease (increase of 3.4% in constant currency and 3.6% in organic constant currency) in personnel costs due to the favorable impact of currency exchange rates and a decrease in costs related to bonuses and sales commissions, partially offset by an increase in salary-related costs due to inflation;
•
a -4.6% decrease due to the impact of changes in currency exchange rates;
•
$3.7 million in acquisition integration costs incurred in the first quarter of 2022; and
•
anniversary of a loss on the disposition of our Russia business of $9.7 million incurred in the first quarter of 2022; partially offset by
•
restructuring costs of $6.6 million incurred in the first quarter of 2023.

Selling and administrative expenses as a percent of revenues increased 100 basis points in the first quarter of 2023 compared to the first quarter of 2022 due primarily to:

•
a 90 basis point unfavorable impact as personnel costs increased, due to the investment in incremental recruiters and sales talent in certain markets where we see opportunities, without a similar rate of increase in revenues;
•
a 20 basis point unfavorable impact from changes in currency exchange rates;
•
a 10 basis point unfavorable impact as a result of the restructuring costs incurred in the first quarter of 2023; partially offset by
•
a 20 basis point favorable impact from the anniversary of acquisition integration costs and the disposition of our Russia business in the first quarter of 2022.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including noncontrolling interests. Interest and other expenses, net was $7.5 million in the first quarter of 2023 compared to $2.7 million in the first quarter of 2022 primarily due to increased foreign exchange loss and increased interest expense due to the higher interest rate environment, partially offset by an increase in pension returns.

We recorded income tax expense at an effective rate of 29.5% in the first quarter of 2023, as compared to an effective rate of 32.6% for the first quarter of 2022. The 2023 rate was favorably impacted by the scheduled reduction in the French business tax rate from 0.75% to 0.375% effective January 1, 2023. The 29.5% effective tax rate in the first quarter of 2023 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

Net earnings per share - diluted was $1.51 in the first quarter of 2023 compared to $1.68 in the first quarter of 2022. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.14 per share in the first quarter of 2023. Restructuring costs recorded in the first quarter of 2023 unfavorably impacted net earnings per share - diluted by approximately $0.10, net of tax, in the first quarter of 2023.

Weighted average shares - diluted decreased to 51.6 million in the first quarter of 2023 from 54.4 million in the first quarter of 2022. This decrease was due to the impact of share repurchases completed since the first quarter of 2022, partially offset by grants of share-based awards.

Segment Operating Results

Americas

In the Americas, revenues from services decreased -9.7% (-6.1% in constant currency) in the first quarter of 2023 compared to the first quarter of 2022. In the United States (which represents 68% of the America's revenues), revenues from services decreased -13.4% in the first quarter of 2023 compared to the first quarter of 2022, primarily driven by decreased demand for our Manpower and Experis staffing/interim services and a decrease in our permanent recruitment business of -30.1%, partially offset by increased demand for our Talent Solutions outplacement services. In Other Americas, revenues from services decreased -0.4% (increase of 11.8% in constant currency) in the first quarter of 2023 compared to the first quarter of 2022 primarily due to decreased demand for our Manpower and Experis staffing/interim services, partially offset by an increase in our permanent recruitment business of 4.7% (10.8% in constant currency). The decrease in Other Americas was driven by revenue decreases in Canada, Colombia, and Peru of -12.2%, -13.9%, and -10.7%, respectively (-6.2%, +4.7%, and -10.5%, respectively, in constant currency), partially offset by revenue increases in Mexico, Argentina and Brazil of 7.5%, 27.9% and 8.5%, respectively (-2.2%, +131.0% and +8.1%, respectively, in constant currency).

Gross profit margin increased in the first quarter of 2023 compared to the first quarter of 2022 primarily due to a higher percentage of the revenue mix coming from our higher-margin Talent Solutions outplacement business and increased margins in our staffing/interim business. The increase was partially offset by decreases in our permanent recruitment business.

Selling and administrative expenses decreased 1.7% (flat in constant currency) in the first quarter of 2023 compared to the first quarter of 2022, primarily due to a decrease in bonuses and sales commissions as a result of decreased profitability in certain markets and zero acquisition integration costs in the first quarter of 2023 compared to acquisition transaction costs of $3.7 million in the first quarter of 2022. The decreases were partially offset by $0.9 million of restructuring costs incurred in the first quarter of 2023 compared to zero in the first quarter of 2022, and an increase in salary-related costs.

Operating Unit Profit (“OUP”) margin in the Americas was 4.3% and 5.8% for the first quarter of 2023 and 2022, respectively. In the United States, OUP margin decreased to 4.0% in the first quarter of 2023 from 6.6% in the first quarter of 2022 primarily due to decreases in our permanent recruitment business, decreased operating leverage and a slight decrease in the gross profit margin due to an unfavorable business mix, partially offset by an increase in our higher-margin Talent Solutions outplacement business. Other Americas OUP margin increased to 4.9% in the first quarter of 2023 from 4.0% in the first quarter of 2022 primarily due to the gross profit margin improvement.

Southern Europe

In Southern Europe, revenues from services decreased -5.7% (-1.4% in constant currency and -1.8% in organic constant currency) in the first quarter of 2023 compared to the first quarter of 2022. In France (which represents 57% of Southern Europe’s revenues), revenues from services decreased -1.9% (increase of 2.5% in constant currency and 1.5% in organic constant currency) in the first quarter of 2023. In Italy (which represents 20% of Southern Europe’s revenues), revenues from services decreased -5.1% (-0.8% in constant currency) in the first quarter of 2023. The decrease in France is primarily due to the unfavorable impact of currency exchange rates and decreased demand for our Manpower staffing services as supply chain constraints have negatively impacted the demand for our services in certain sectors, primarily construction and logistics, partially offset by a significant increase in demand for our Talent Solutions outplacement services. The decrease in Italy was primarily due to the unfavorable impact of foreign currency exchange rates and the anniversary impact of significant revenue growth in the prior year period, partially offset by an increase of 10.7% (15.7% in constant currency) in the permanent recruitment business. In Other Southern Europe, revenues from services decreased -14.4% (-10.3% in constant currency) during the first quarter of 2023 compared to the first quarter of 2022, primarily due to decreased demand for our Manpower staffing services and the unfavorable impact of currency exchange rates, partially offset by an increase in our permanent recruitment business of 1.9% (8.0% in constant currency).

Gross profit margin increased in the first quarter of 2023 compared to the first quarter of 2022. The increase was primarily due to the impact of a higher percentage of the revenue mix coming from our higher-margin Right Management Outplacement business and increased margins in our staffing/interim business.

Selling and administrative expenses increased 2.5% (increase of 7.3% in constant currency and 5.5% in organic constant currency) during the first quarter of 2023 compared to the first quarter of 2022 primarily due to the increase in salary-related costs and $0.3 million in restructuring costs incurred in the first quarter of 2023 compared to zero in the first quarter of 2022, partially offset by the favorable impact of currency exchange rates and a decrease in bonuses and sales commissions as a result of decreased profitability in certain markets.

OUP margin in Southern Europe was 4.3% for both the first quarter of 2023 and 2022. In France, the OUP margin was 3.8% for the first quarter of 2023 compared to 4.2% for the first quarter of 2022. The decrease in France was primarily due to the increase of selling and administrative expenses, which increased as revenues declined. In Italy, the OUP margin increased to 7.3% for the first quarter of 2023 from 6.5% for the first quarter of 2022 primarily due to the increase in the gross profit margin. Other Southern Europe’s OUP margin was 3.0% for both the first quarter of 2023 and 2022.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 35%, 23%, 15%, 10%, and 7%, respectively, of Northern Europe’s revenues). In the Northern Europe region, revenues from services decreased -11.6% (-3.9% in constant currency and -3.5% in organic constant currency) in the first quarter of 2023 compared to the first quarter of 2022. We experienced revenue decreases in the United Kingdom, Nordics, Germany, the Netherlands and Belgium of -18.9%, -9.2%, -2.3%, -9.9% and -6.0%, respectively (-10.5%, +2.6%, +2.1%, -5.8%, and -1.8%, respectively, in constant currency). The revenue decrease in Northern Europe was primarily due to a decreased demand for our Manpower and Experis staffing/interim services and the unfavorable impact of foreign currency exchange rates. The decrease was partially offset by the increased demand for our RPO permanent recruitment services.

Gross profit margin increased in the first quarter of 2023 compared to the first quarter of 2022 primarily due to increases in our staffing/interim margins and the increases in our RPO permanent recruitment services.

Selling and administrative expenses decreased -5.8% (increase of 1.5% in constant currency and 1.7% in organic constant currency) in the first quarter of 2023 compared to the first quarter of 2022. The decrease is primarily due to the favorable impact of currency exchange rates and the anniversary of the loss on the sale of our Russia business, partially offset by $2.5 million in restructuring costs incurred in the first quarter of 2023 compared to zero in the first quarter of 2022 and an increase in salary-related costs.

OUP margin for Northern Europe increased to 0.5% in the first quarter of 2023 from 0.3% in the first quarter of 2022. The increase was primarily due to the anniversary of the loss on the sale of our Russia business and the increase in gross profit margin.

APME

Revenues from services decreased -2.0% (increase of 7.3% in constant currency) in the first quarter of 2023 compared to the first quarter of 2022. In Japan (which represents 47% of APME’s revenues), revenues from services decreased -1.0% (increase of 12.7% in constant currency) due to the unfavorable impact of the change in currency exchange rates, partially offset by increased demand in our Talent Solutions outplacement services. In Australia (which represents 11% of APME’s revenues), revenues from services decreased -4.2% (increase of 1.5% in constant currency), primarily due to unfavorable impact of currency exchange rates and decreased demand for our Experis business, partially offset by the increased demand for our Talent Solutions outplacement services.

Gross profit margin increased in the first quarter of 2023 compared to the first quarter of 2022 primarily due to an increased business mix of our higher-margin Talent Solutions outplacement services and increases in the margin for our staffing/interim business.

Selling and administrative expenses increased 0.3% (9.2% in constant currency) in the first quarter of 2023 compared to the first quarter of 2022. The increase is primarily due to $2.5 million in restructuring costs incurred in the first quarter of 2023 compared to zero in the first quarter of 2022 and increases in various non-personnel costs related to an increase in recruiting and retention efforts as a result of increased profitability in certain markets, partially offset by the favorable impact of currency exchange rates.

OUP margin for APME increased to 3.5% in the first quarter of 2023 from 3.1% in the first quarter of 2022 due to the increase in the gross profit margin.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended March 31, 2023 Compared to 2022
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$770.0	(13.4)%	—	(13.4)%	—	(13.4)%
Other Americas	360.2	(0.4)%	(12.2)%	11.8%	—	11.8%
	1,130.2	(9.7)%	(3.6)%	(6.1)%	—	(6.1)%
Southern Europe:
France	1,169.3	(1.9)%	(4.4)%	2.5%	1.0%	1.5%
Italy	422.2	(5.1)%	(4.3)%	(0.8)%	—	(0.8)%
Other Southern Europe	476.4	(14.4)%	(4.1)%	(10.3)%	(0.5)%	(9.8)%
	2,067.9	(5.7)%	(4.3)%	(1.4)%	0.4%	(1.8)%
Northern Europe	967.6	(11.6)%	(7.7)%	(3.9)%	(0.4)%	(3.5)%
APME	605.9	(2.0)%	(9.3)%	7.3%	—	7.3%
	4,771.6
Intercompany Eliminations	(19.3)
Consolidated	$4,752.3	(7.6)%	(5.4)%	(2.2)%	0.1%	(2.3)%
Gross Profit	$863.1	(3.8)%	(5.1)%	1.3%	0.5%	0.8%
Selling and Administrative Expenses	$745.2	(1.7)%	(4.6)%	2.9%	0.5%	2.4%
Operating Profit	$117.9	(15.0)%	(7.6)%	(7.4)%	0.9%	(8.3)%
(a)
In millions for the three months ended March 31, 2023.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2023, we had $640.9 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

Cash provided by operating activities was $124.6 million and $70.6 million during the three months ended March 31, 2023 and 2022, respectively. Changes in operating assets and liabilities generated $2.4 million of cash during the three months ended March 31, 2023 compared to $66.1 million utilized during the three months ended March 31, 2022. These changes were primarily attributable to the timing of collections and payments. Accounts receivable decreased to $4,773.2 million as of March 31, 2023 from $5,137.4 million as of December 31, 2022 primarily due to the revenue decline, partly offset by the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") approximated 56 days as of March 31, 2023, unchanged from December 31, 2022.

The nature of our operations is such that our most significant current asset is accounts receivable and our most significant current liabilities are payroll-related costs, which are generally paid either weekly or monthly. As the demand for our services increases, we generally experience an increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows.

Conversely, as the demand for our services declines, as we experienced during the three months ended March 31, 2023, we generally experience a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. This may result in an increase in our operating cash flows; however, any such increase would not be expected to be sustained in the event that an economic downturn continued for an extended period.

Capital expenditures were $13.2 million for the three months ended March 31, 2023 compared to $19.4 million for the three months ended March 31, 2022. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The lower expenditures in 2023 compared to 2022 are primarily due to the timing and nature of capital expenditures.

From time to time, we acquire and invest in companies throughout the world, including franchises. No cash consideration was paid during the three months ended March 31, 2023 or 2022.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. On January 17, 2022, we disposed of our Russia business in our Northern Europe segment for cash proceeds of $3.2 million. In connection with the disposition, we recognized a one-time net loss on disposition of $8.0 million.

Net debt repayments were $10.7 million in the three months ended March 31, 2023, as compared to $28.0 million in the three months ended March 31, 2022.

Our €500.0 million notes and €400.0 million notes are due June 2026 and June 2027, respectively. When those notes mature, we plan to either repay the amounts with available cash or borrowings under our $600.0 million revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets for replacement of those notes.

Our $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 0.96 to 1 and a fixed charge coverage ratio of 5.44 to 1 as of March 31, 2023. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

As of March 31, 2023, we had letters of credit of $0.4 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.6 million were available to us under the facility as of March 31, 2023.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of March 31, 2023, such uncommitted credit lines totaled $321.7 million, of which $302.0 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $280.3 million could have been made under these lines as of March 31, 2023.

We have assessed our liquidity position as of March 31, 2023 and for the near future. As of March 31, 2023, our cash and cash equivalents balance was $706.7 million. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 million of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines of up to $300.0 million ($600.0 million in the third quarter) to meet the working capital needs of our subsidiaries, of which $280.3 million was available to use as of March 31, 2023. Our €500.0 ($539.7) million notes mature in June 2026, and our €400.0 ($429.6) million notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

The Board of Directors declared a semi-annual dividend of $1.47 and $1.36 per share on May 5, 2023 and May 6, 2022, respectively. The 2023 dividends are payable on June 15, 2023 to shareholders of record as of June 1, 2023. The 2022 dividends were paid on June 15, 2022 to shareholders of record as of June 1, 2022.

Share Repurchases

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization was in addition to the August 2019 Board authorizations to repurchase 6.0 million shares of our common stock. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the three months ended March 31, 2023, we repurchased a total of 0.4 million shares under the 2021 authorization at a cost of $30.0 million. During the three months ended March 31, 2022, we repurchased 0.6 million shares under the 2019 authorization at a cost of $59.9 million. As of March 31, 2023, there were 1.6 million shares remaining authorized for repurchase under the 2021 authorization and no shares remaining authorized for repurchase under the 2019 authorization.

We had aggregate commitments of $2,047.4 million as of March 31, 2023 related to debt, operating leases, severance and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,020.3 million as of December 31, 2022.

We also have entered into guarantee contracts and stand-by letters of credit totaling $784.3 million and $840.2 million as of March 31, 2023 and December 31, 2022, respectively ($736.1 million and $793.0 million for guarantees, respectively, and $48.2 million and $47.2 million for stand-by letters of credit as of March 31, 2023 and December 31, 2022, respectively). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.0 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

We recorded $6.6 million in restructuring costs during the three months ended March 31, 2023. We did not record any restructuring costs during the three months ended March 31, 2022. During the three months ended March 31, 2023, we made payments of $5.6 million out of our restructuring reserve, which is used for severance and office closures and consolidations in multiple countries and territories. We expect a majority of the remaining $14.2 million reserve will be paid by the end of 2023.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2022 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 1A – Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in the 2022 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the first quarter of 2023. As of March 31, 2023, there were 1.6 million shares remaining authorized for repurchase under the 2021 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1 - 31, 2023	—		$—	—	1,984,318
February 1 - 28, 2023	118,279	(1)	$—	—	1,984,318
March 1 - 31, 2023	368,594		$81.39	368,594	1,615,724
Total	486,873		$81.39	368,594	1,615,724

(1) Represents shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and affiliates, to date in 2023:

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

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: May 5, 2023

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)