Form 10-Q
period 2023-06-30
ManpowerGroup Inc.
filed 2023-08-04
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

June 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at August 2, 2023
Common Stock, $.01 par value	49,581,157

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$407.6	$639.0
Accounts receivable, less allowance for doubtful accounts of $107.1 and $109.3, respectively	4,995.2	5,137.4
Prepaid expenses and other assets	188.1	158.0
Total current assets	5,590.9	5,934.4

Other Assets:
Goodwill	1,635.2	1,628.1
Intangible assets, less accumulated amortization of $488.3 and $468.3, respectively	533.8	549.5
Operating lease right-of-use assets	404.7	365.7
Other assets	588.3	540.5
Total other assets	3,162.0	3,083.8

Property and Equipment:
Land, buildings, leasehold improvements and equipment	516.8	584.9
Less: accumulated depreciation and amortization	400.5	472.7
Net property and equipment	116.3	112.2
Total assets	$8,869.2	$9,130.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2023	December 31, 2022
Current Liabilities:
Accounts payable	$2,727.6	$2,831.4
Employee compensation payable	204.9	271.7
Accrued liabilities	545.4	572.6
Accrued payroll taxes and insurance	686.3	746.7
Value added taxes payable	429.9	462.7
Short-term borrowings and current maturities of long-term debt	22.3	26.6
Total current liabilities	4,616.4	4,911.7

Other Liabilities:
Long-term debt	978.8	959.9
Long-term operating lease liability	308.7	266.6
Other long-term liabilities	515.5	534.1
Total other liabilities	1,803.0	1,760.6

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 118,364,942 and 118,028,009 shares, respectively	1.2	1.2
Capital in excess of par value	3,497.3	3,484.2
Retained earnings	3,938.4	3,868.5
Accumulated other comprehensive loss	(459.5)	(458.7)
Treasury stock at cost, 68,625,520 and 67,468,433 shares, respectively	(4,538.2)	(4,447.9)
Total ManpowerGroup shareholders’ equity	2,439.2	2,447.3
Noncontrolling interests	10.6	10.8
Total shareholders’ equity	2,449.8	2,458.1
Total liabilities and shareholders’ equity	$8,869.2	$9,130.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues from services	$4,856.1	$5,074.1	$9,608.4	$10,217.4
Cost of services	3,993.8	4,152.9	7,883.0	8,399.1
Gross profit	862.3	921.2	1,725.4	1,818.3
Selling and administrative expenses	754.7	740.5	1,499.9	1,498.9
Operating profit	107.6	180.7	225.5	319.4
Interest and other expenses, net	11.8	6.7	19.3	9.4
Earnings before income taxes	95.8	174.0	206.2	310.0
Provision for income taxes	30.6	51.8	63.2	96.2
Net earnings	$65.2	$122.2	$143.0	$213.8
Net earnings per share – basic	$1.30	$2.32	$2.84	$4.02
Net earnings per share – diluted	$1.29	$2.29	$2.80	$3.97
Weighted average shares – basic	50.2	52.7	50.4	53.2
Weighted average shares – diluted	50.7	53.4	51.0	53.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net earnings	$65.2	$122.2	$143.0	$213.8
Other comprehensive income (loss):
Foreign currency translation	11.0	(122.1)	58.0	(158.0)
Translation adjustments of long-term intercompany loans	—	(1.0)	(0.1)	1.5
Adjustments on derivative instruments, net of income taxes of $(5.2), $14.1, $(8.0) and $20.7, respectively	(17.8)	48.7	(56.5)	71.6
Unrealized adjustment on interest rate swap	(0.1)	2.0	(0.2)	2.0
Defined benefit pension plans and retiree health care plan, net of income taxes of $(0.1), $0.2, $0.0 and $0.3, respectively	(1.0)	0.5	(2.0)	0.8
Total other comprehensive loss	(7.9)	(71.9)	(0.8)	(82.1)
Comprehensive income	$57.3	$50.3	$142.2	$131.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net earnings	$143.0	$213.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42.6	42.5
Loss on sale of a subsidiary, net	—	8.0
Deferred income taxes	14.3	2.8
Provision for doubtful accounts	2.9	6.1
Share-based compensation	12.0	21.6
Changes in operating assets and liabilities:
Accounts receivable	186.3	(218.3)
Other assets	(63.2)	(18.0)
Other liabilities	(369.1)	(37.2)
Cash provided by (used in) operating activities	(31.2)	21.3

Cash Flows from Investing Activities:
Capital expenditures	(34.6)	(41.7)
Proceeds from the sales of subsidiaries and property and equipment	0.1	1.0
Cash used in investing activities	(34.5)	(40.7)

Cash Flows from Financing Activities:
Net change in short-term borrowings	(9.5)	(3.9)
Net proceeds (repayments) of revolving debt facility	4.0	(25.0)
Proceeds from long-term debt	0.4	416.1
Repayments of long-term debt	(0.5)	(2.5)
Payments for debt issuance costs	—	(1.5)
Proceeds from derivative settlement	—	2.0
Payments of contingent consideration for acquisitions	—	(1.4)
Proceeds from share-based awards	1.7	0.3
Payments to noncontrolling interests	(0.6)	(1.0)
Other share-based award transactions	(9.8)	(8.1)
Repurchases of common stock	(79.9)	(160.0)
Dividends paid	(73.1)	(71.2)
Cash provided by (used in) financing activities	(167.3)	143.8

Effect of exchange rate changes on cash	1.6	(86.0)
Change in cash and cash equivalents	(231.4)	38.4

Cash and cash equivalents, beginning of period	639.0	847.8
Cash and cash equivalents, end of period	$407.6	$886.2

Supplemental Cash Flow Information:
Interest paid	$49.1	$18.1
Income taxes paid, net	$91.8	$89.5
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$73.1	$13.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2022	118,028,009	$1.2	$3,484.2	$3,868.5	$(458.7)	$(4,447.9)	$10.8	$2,458.1
Net earnings				77.8				77.8
Other comprehensive gain					7.1			7.1
Issuances under equity plans	336,079		1.3			(9.9)		(8.6)
Share-based compensation expense			5.1					5.1
Repurchases of common stock, including excise tax						(30.3)		(30.3)
Noncontrolling interest transactions							0.2	0.2
Balance, March 31, 2023	118,364,088	$1.2	$3,490.6	$3,946.3	$(451.6)	$(4,488.1)	$11.0	$2,509.4
Net earnings				65.2				65.2
Other comprehensive loss					(7.9)			(7.9)
Issuances under equity plans	854		(0.2)			0.1		(0.1)
Share-based compensation expense			6.9					6.9
Dividends				(73.1)				(73.1)
Repurchases of common stock, including excise tax						(50.2)		(50.2)
Noncontrolling interest transactions							(0.4)	(0.4)
Balance, June 30, 2023	118,364,942	$1.2	$3,497.3	$3,938.4	$(459.5)	$(4,538.2)	$10.6	$2,449.8

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2021	117,762,065	$1.2	$3,444.7	$3,634.6	$(389.4)	$(4,169.4)	$10.0	$2,531.7
Net earnings				91.6				91.6
Other comprehensive loss					(10.2)			(10.2)
Issuances under equity plans	246,804		(0.1)			(8.2)		(8.3)
Share-based compensation expense			10.6					10.6
Repurchases of common stock						(59.9)		(59.9)
Noncontrolling interest transactions							0.6	0.6
Balance, March 31, 2022	118,008,869	$1.2	$3,455.2	$3,726.2	$(399.6)	$(4,237.5)	$10.6	$2,556.1
Net earnings				122.2				122.2
Other comprehensive loss					(71.9)			(71.9)
Issuances under equity plans	1,062		(0.4)			0.1		(0.3)
Share-based compensation expense			11.0					11.0
Dividends				(71.2)				(71.2)
Repurchases of common stock						(100.1)		(100.1)
Noncontrolling interest transactions							(1.0)	(1.0)
Balance, June 30, 2022	118,009,931	$1.2	$3,465.8	$3,777.2	$(471.5)	$(4,337.5)	$9.6	$2,444.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2023 and 2022

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

A rollforward of our allowance for doubtful accounts is shown below:

Six Months Ended June 30, 2023
Balance, December 31, 2022	109.3
Provisions charged to earnings	2.9
Write-offs	(7.2)
Translation adjustments	2.1
Balance, June 30, 2023	$107.1

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

Management continues to closely monitor the results of the reporting unit and comparisons to the key assumptions used in our fair value estimate, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting unit. The performance of the Netherlands reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for additional impairment in the Netherlands reporting unit. If management determines that the Netherlands reporting unit cannot achieve the growth and margin assumptions noted above, or if there is continued deterioration in the market due to macroeconomic conditions, some or all of the remaining recorded goodwill for the Netherlands reporting unit, which was $56.2 as of June 30, 2023, could be subject to further impairment.

While our other reporting units' fair values exceeded their respective carrying values by 20% or more, there could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to June 30, 2023, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $33.7 as of June 30, 2023 and $35.6 as of December 31, 2022.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended June 30,
	2023					2022(a)
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$658.2	$5.0	$32.0	$41.5	$736.7	$803.1	$5.5	$58.0	$37.3	$903.9
Other Americas	336.3	11.5	11.7	2.5	362.0	331.9	12.5	12.9	1.5	358.8
	994.5	16.5	43.7	44.0	1,098.7	1,135.0	18.0	70.9	38.8	1,262.7
Southern Europe:
France	1,172.8	71.2	16.2	18.0	1,278.2	1,149.9	68.3	16.4	3.6	1,238.2
Italy	425.6	10.2	15.3	6.7	457.8	423.9	9.2	14.5	6.7	454.3
Other Southern Europe	390.6	77.3	15.5	7.5	490.9	403.0	87.2	15.9	2.8	508.9
	1,989.0	158.7	47.0	32.2	2,226.9	1,976.8	164.7	46.8	13.1	2,201.4
Northern Europe	804.8	82.9	39.6	25.2	952.5	874.0	78.9	47.0	27.2	1,027.1
APME	453.2	97.5	36.5	12.2	599.4	455.6	98.8	40.5	8.8	603.7
	4,241.5	355.6	166.8	113.6	4,877.5	4,441.4	360.4	205.2	87.9	5,094.9
Intercompany Eliminations					(21.4)					(20.8)
Total					$4,856.1					$5,074.1
(a)
Certain service line revenues for the United States and Northern Europe were reclassified for the 2022 comparative period to align with the current period presentation. In the United States, $60.4 was reclassified from Outcome-Based Solutions and Consulting to Staffing and Interim. In Northern Europe, $26.2 was reclassified from Staffing and Interim to Outcome-Based Solutions and Consulting.

	Six Months Ended June 30,
	2023					2022(b)
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$1,345.3	$9.2	$69.8	$82.4	$1,506.7	$1,595.8	$9.8	$112.2	$75.5	$1,793.3
Other Americas	671.9	22.6	23.4	4.3	722.2	668.8	24.5	24.1	3.2	720.6
	2,017.2	31.8	93.2	86.7	2,228.9	2,264.6	34.3	136.3	78.7	2,513.9
Southern Europe:
France	2,234.5	144.4	32.7	35.9	2,447.5	2,251.4	138.6	32.9	7.7	2,430.6
Italy	818.3	19.6	30.3	11.8	880.0	841.7	17.3	28.2	12.1	899.3
Other Southern Europe	763.2	157.9	31.4	14.8	967.3	846.5	181.3	31.7	5.9	1,065.4
	3,816.0	321.9	94.4	62.5	4,294.8	3,939.6	337.2	92.8	25.7	4,395.3
Northern Europe	1,615.4	172.3	83.0	49.4	1,920.1	1,812.1	172.9	92.3	44.3	2,121.6
APME	908.1	198.4	75.5	23.3	1,205.3	918.7	208.1	77.7	17.4	1,221.9
	8,356.7	724.4	346.1	221.9	9,649.1	8,935.0	752.5	399.1	166.1	10,252.7
Intercompany Eliminations					(40.7)					(35.3)
Total					$9,608.4					$10,217.4
(b)
Certain service line revenues for the United States and Northern Europe were reclassified for the 2022 comparative period to align with the current period presentation. In the United States, $113.2 was reclassified from Outcome-Based Solutions and Consulting to Staffing and Interim. In Northern Europe, $65.2 was reclassified from Staffing and Interim to Outcome-Based Solutions and Consulting.

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended June 30,
	2023			2022
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$717.3	$19.4	$736.7	$871.0	$32.9	$903.9
Other Americas	354.5	7.5	362.0	350.7	8.1	358.8
	1,071.8	26.9	1,098.7	1,221.7	41.0	1,262.7
Southern Europe:
France	1,263.5	14.7	1,278.2	1,223.4	14.8	1,238.2
Italy	443.5	14.3	457.8	440.9	13.4	454.3
Other Southern Europe	478.3	12.6	490.9	495.9	13.0	508.9
	2,185.3	41.6	2,226.9	2,160.2	41.2	2,201.4
Northern Europe	921.3	31.2	952.5	988.7	38.4	1,027.1
APME	578.4	21.0	599.4	580.5	23.2	603.7
	4,756.8	120.7	4,877.5	4,951.1	143.8	5,094.9
Intercompany Eliminations			(21.4)			(20.8)
Total			$4,856.1			$5,074.1

	Six Months Ended June 30,
	2023			2022
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$1,465.7	$41.0	$1,506.7	$1,729.8	$63.5	$1,793.3
Other Americas	707.4	14.8	722.2	705.7	14.9	720.6
	2,173.1	55.8	2,228.9	2,435.5	78.4	2,513.9
Southern Europe:
France	$2,417.6	$29.9	2,447.5	2,400.4	30.2	2,430.6
Italy	$851.7	$28.3	880.0	873.3	26.0	899.3
Other Southern Europe	941.6	25.7	967.3	1,039.2	26.2	1,065.4
	4,210.9	83.9	4,294.8	4,312.9	82.4	4,395.3
Northern Europe	$1,854.4	$65.7	1,920.1	2,045.9	75.7	2,121.6
APME	1,163.0	42.3	1,205.3	1,177.6	44.3	1,221.9
	9,401.4	247.7	9,649.1	9,971.9	280.8	10,252.7
Intercompany Eliminations			(40.7)			(35.3)
Total			$9,608.4			$10,217.4

(4) Share-Based Compensation Plans

During the three months ended June 30, 2023 and 2022, we recognized share-based compensation expense of $6.9 and $11.0, respectively, and $12.0 and $21.6 for the six months ended June 30, 2023 and 2022, respectively. The expense relates to stock options, deferred stock units, restricted stock units and performance share units. Lower expense in both the three and six months ended June 30, 2023 resulted primarily from lower estimated payouts related to performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $1.7 and $0.3 for the six months ended June 30, 2023 and 2022, respectively.

(5) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. No cash consideration was paid during the six months ended June 30, 2023. For the six months ended June 30, 2022, the total cash consideration paid for acquisitions, net of cash acquired, was $1.4, which represents a contingent consideration payment related to a previous acquisition.

(6) Restructuring Costs

We recorded $21.1 in restructuring costs during the six months ended June 30, 2023. We did not record any restructuring costs during the six months ended June 30, 2022. During the six months ended June 30, 2023, we made payments of $12.8 out of our restructuring reserve, which is used for severance and office closures and consolidations in multiple countries and territories. We expect a majority of the remaining $21.5 reserve will be paid by the end of 2023.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2022	$1.0	$1.0	$11.0	$0.2	$—	$13.2
Severance costs	1.6	6.4	5.7	2.5	0.4	16.6
Other costs	—	—	4.5	—	—	4.5
Costs paid	(1.6)	(0.4)	(10.3)	(0.1)	(0.4)	(12.8)
Balance, June 30, 2023	$1.0	$7.0	$10.9	$2.6	$—	$21.5
(a)
Balances related to the United States were $0.6 and $0.8 as of December 31, 2022 and June 30, 2023, respectively.
(b)
Balances related to France were $0.9 as of both December 31, 2022 and June 30, 2023.

(7) Income Taxes

We recorded income tax expense at an effective rate of 31.9% for the three months ended June 30, 2023, as compared to an effective rate of 29.8% for the three months ended June 30, 2022. The 2023 rate was favorably impacted by the scheduled reduction in the French business tax rate from 0.75% to 0.375% effective January 1, 2023 and unfavorably impacted by a lower level of pre-tax earnings with a less beneficial mix due in part to restructuring costs recorded in the second quarter of 2023. In certain countries in which we recorded restructuring costs, we did not recognize a corresponding tax benefit due to the recognition of valuation allowances against anticipated tax losses. The 31.9% effective tax rate for the second quarter of 2023 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

We recorded income tax expense at an effective rate of 30.6% for the six months ended June 30, 2023, as compared to an effective rate of 31.0% for the six months ended June 30, 2022. The 2023 rate was favorably impacted by the scheduled reduction in the French business tax rate from 0.75% to 0.375% effective January 1, 2023. The 30.6% effective tax rate for the first half of 2023 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

As of June 30, 2023, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $75.0. If recognized, the entire amount would favorably affect the effective tax rate except for $6.0. As of December 31, 2022, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $81.6.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2016 through 2023 for our major operations in France, Italy, the United Kingdom and the United States. As of June 30, 2023, we were subject to tax audits in Austria, Belgium, Germany, India, Ireland, Israel, Korea, Spain, Philippines and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net earnings available to common shareholders	$65.2	$122.2	$143.0	$213.8
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	50.2	52.7	50.4	53.2
Effect of dilutive securities - stock options	—	0.1	—	—
Effect of other share-based awards	0.5	0.6	0.6	0.6
Weighted-average common shares outstanding - diluted	50.7	53.4	51.0	53.8
Net earnings per share - basic	$1.30	$2.32	$2.84	$4.02
Net earnings per share - diluted	$1.29	$2.29	$2.80	$3.97

There were 0.7 million and 0.5 million share-based awards excluded from the calculation of net earnings per share - diluted for the three months ended June 30, 2023 and 2022, respectively, because their impact was anti-dilutive. There were 0.6 million and 0.3 million share-based awards excluded from the calculation of net earnings per share - diluted for the six months ended June 30, 2023 and 2022, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	June 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(a)	$1,635.2	$—	$1,635.2	$1,628.1	$—	$1,628.1
Intangible assets:
Finite-lived:
Customer relationships	$822.1	$467.4	$354.7	$818.9	$448.1	$370.8
Other	21.4	20.9	0.5	21.3	20.2	1.1
	843.5	488.3	355.2	840.2	468.3	371.9
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	126.6	—	126.6	125.6	—	125.6
	178.6	—	178.6	177.6	—	177.6
Total intangible assets	$1,022.1	$488.3	$533.8	$1,017.8	$468.3	$549.5
(a)
Balances were net of accumulated impairment loss of $694.2 as of both June 30, 2023 and December 31, 2022.
(b)
Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2023 and December 31, 2022.

Total consolidated amortization expense related to intangible assets for the remainder of 2023 is expected to be $17.5 and in each of the next five years as follows: 2024 - $32.2, 2025 - $30.4, 2026 - $26.8, 2027 - $26.2 and 2028 - $26.2.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate(c)	Total
Balance, December 31, 2022	$1,049.6	$148.2	$234.8	$69.5	$126.0	$1,628.1
Currency impact	1.2	2.7	5.5	(2.3)	—	7.1
Balance, June 30, 2023	$1,050.8	$150.9	$240.3	$67.2	$126.0	$1,635.2
(a)
Balances related to the United States were $1,006.5 as of both December 31, 2022 and June 30, 2023.
(b)
Balances related to France were $73.3 and $74.8 as of December 31, 2022 and June 30, 2023, respectively. Balances related to Italy were $3.7 as of both December 31, 2022 and June 30, 2023.
(c)
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

Goodwill balances by reporting unit were as follows:

	June 30,	December 31,
	2023	2022
United States	$1,085.3	$1,085.3
United Kingdom	104.7	100.2
France	80.9	79.5
Netherlands	56.2	55.1
Canada	42.5	41.6
Other reporting units	265.6	266.4
Total goodwill	$1,635.2	$1,628.1

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	Defined Benefit Pension Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$3.9	$4.9	$7.7	$10.0
Interest cost	5.3	2.2	10.5	4.5
Expected return on assets	(4.8)	(3.6)	(9.4)	(7.5)
Net (gain) loss	(0.8)	0.4	(1.7)	0.9
Prior service cost	0.1	0.1	0.3	0.3
Total benefit cost	$3.7	$4.0	$7.4	$8.2

	Retiree Health Care Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest cost	$0.2	$—	$0.3	$0.1
Prior service credit	—	(0.2)	—	(0.4)
Net (gain) loss	(0.2)	0.1	(0.4)	0.1
Total benefit credit	$—	$(0.1)	$(0.1)	$(0.2)

During the three and six months ended June 30, 2023, contributions made to our pension plans were $5.4 and $10.6, respectively, and contributions made to our retiree health care plan were $0.3 and $0.6, respectively. During 2023, we expect to make total contributions of approximately $21.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	June 30,	December 31,
	2023	2022
Foreign currency translation	$(311.7)	$(369.7)
Translation loss on long-term intercompany loans, net of income taxes of $19.1 on both dates	(132.9)	(132.8)
Gain (loss) on derivative instruments, net of income tax benefit of $(13.3) and $(5.3), respectively	(3.1)	53.4
Gain on interest rate swap, net of income taxes of $0.4 on both dates	1.2	1.4
Defined benefit pension plans, net of income tax benefit of $(20.3) and $(20.4), respectively	(13.8)	(12.2)
Retiree health care plan, net of income taxes of $1.8 and $1.9, respectively	0.8	1.2
Accumulated other comprehensive loss	$(459.5)	$(458.7)

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. During the three months ended June 30, 2023 and 2022, we recorded expenses of $0.1 and $0.2, respectively, and $0.1 and $0.7 for the six months ended June 30, 2023 and 2022, respectively.

The Board of Directors declared a semi-annual dividend of $1.47 and $1.36 per share on May 5, 2023 and May 6, 2022, respectively. The 2023 dividends were paid on June 15, 2023 to shareholders of record as of June 1, 2023. The 2022 dividends were paid on June 15, 2022 to shareholders of record as of June 1, 2022.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization was in addition to the August 2021 and 2019 Board authorizations to repurchase 4.0 million and 6.0 million shares of our common stock, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first six months of 2023, we repurchased a total of 1.1 million shares under the 2021 authorization at a cost of $81.9, including 25,000 shares at a cost of $2.0 that were repurchased but not yet settled. During the first six months of 2022, we repurchased a total of 1.7 million shares comprised of 1.2 million shares under the 2019 authorization and 0.5 million shares under the 2021 authorization, at a total cost of $160.0. As of June 30, 2023, there were 0.9 million shares remaining authorized for repurchase under the 2021 authorization and no shares remaining authorized for repurchase under the 2019 authorization.

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest expense	$20.0	$10.6	$38.7	$21.0
Interest income	(8.4)	(2.8)	(16.5)	(5.6)
Foreign exchange loss	5.1	3.3	8.2	5.1
Miscellaneous income, net	(4.9)	(4.4)	(11.1)	(11.1)
Interest and other expenses, net	$11.8	$6.7	$19.3	$9.4

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

Our €500.0 ($543.4) notes due June 2026 and €400.0 ($432.7) notes due June 2027 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of June 30, 2023.

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

The effect of our net investment hedges on AOCI for the three and six months ended June 30, 2023 and 2022 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	2023	2022	2023	2022
Euro Notes	$(6.4)	$52.5	$(18.7)	$79.8
Cross-currency swaps	(16.7)	8.3	(17.1)	11.2

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three and six months ended June 30, 2023 and 2022:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified	Three Months Ended June 30,
Instrument	2023	2022	from AOCI into Income	2023	2022
Cross-currency swaps	$—	$3.3	Interest and other expenses, net	$—	$3.0
Foreign currency forward contracts	—	(0.2)	Selling and administrative expenses	—	(0.3)
Forward starting interest swap	—	2.0	Interest and other expenses, net	0.1	—

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,		Location of Gain (Loss) Reclassified	Six Months Ended June 30,
Instrument	2023	2022	from AOCI into Income	2023	2022
Cross-currency swaps	$—	$2.3	Interest and other expenses, net	$—	$2.1
Foreign currency forward contracts	—	(0.3)	Selling and administrative expenses	—	(0.3)
Forward starting interest swap	—	2.0	Interest and other expenses, net	0.2	—

We expect the net amount of pre-tax derivative gains included in AOCI at June 30, 2023 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

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

In March 2022, we entered into a cross-currency swap agreement to hedge our intercompany fixed-rate, CHF denominated note. The economic effect of the swap agreement is to eliminate the uncertainty of cash flows in CHF associated with the note due to changes in foreign currency exchange rates against our Euro functional subsidiary entity. The cross-currency swap matures in April 2024, which aligns with the term of the intercompany note and has a fixed interest rate of 1.05973%.

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

The following tables present the impact that the fair value hedges had on OCI and earnings for the three and six months ended June 30, 2023 and 2022:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Location of Gain (Loss)	Three Months Ended June 30,
Instrument	2023	2022	Recognized in Income	2023	2022
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(4.8)	$(5.1)
Cross-currency swaps	—	(0.3)	Interest and other expenses, net	4.8	4.7

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Six Months Ended June 30,		Location of Gain (Loss)	Six Months Ended June 30,
Instrument	2023	2022	Recognized in Income	2023	2022
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(4.1)	$(7.7)
Cross-currency swaps	(1.7)	(0.3)	Interest and other expenses, net	4.1	7.3

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 was as follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Recognized in Income	2023	2022	2023	2022
Foreign currency forward contracts	Interest and other expenses, net	$3.6	$(8.4)	$3.0	$(13.2)

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	Assets
		June 30,	December 31,
	Balance Sheet Location	2023	2022
Instruments designated as fair value hedges:
Cross-currency swaps	Accounts Receivable, net	16.5	13.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts Receivable, net	2.8	0.2
Total instruments		$19.3	$14.0

	Liabilities
		June 30,	December 31,
	Balance Sheet Location	2023	2022
Instruments designated as net investment hedges:
Euro Notes due in 2026	Long-term debt	543.4	532.7
Euro Notes due in 2027	Long-term debt	432.7	423.9
Cross-currency swaps	Accrued liabilities	42.6	25.8
Total instruments		$1,018.7	$982.4

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $938.2 and $921.7 as of June 30, 2023 and December 31, 2022, respectively, compared to a carrying value of $976.1 and $956.6, respectively.

Our deferred compensation plan assets were $137.1 and $115.3 as of June 30, 2023 and December 31, 2022, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$36.6	$31.1	$71.3	$64.0
Short-term lease expense	1.5	1.4	2.6	2.6
Other lease expense(a)	3.7	4.3	7.8	9.0
Total lease expense	$41.8	$36.8	$81.7	$75.6
(a)
Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Six Months Ended June 30,
Supplemental Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$67.9	$63.7
Operating ROU assets obtained in exchange for lease obligations	73.1	13.5

	June 30,	December 31,
Supplemental Balance Sheet Information	2023	2022
Operating Leases
Operating lease ROU assets	$404.7	$365.7

Operating lease liabilities - current(a)	$103.6	$105.5
Operating lease liabilities - long-term	308.7	266.6
Total operating lease liabilities	$412.3	$372.1
(a)
Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

	June 30,
	2023	2022
Weighted Average Remaining Lease Term
Operating leases	5.6 years	4.9 years
Weighted Average Discount Rate
Operating leases	3.4%	2.3%

Maturities of operating lease liabilities as of June 30, 2023 were as follows:

Period Ending June 30, 2023	Operating Leases
2023	$60.8
2024	101.1
2025	75.5
2026	57.7
2027	48.0
2028	38.5
Thereafter	81.8
Total future undiscounted lease payments	463.4
Less imputed interest	(51.1)
Total operating lease liabilities	$412.3

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from services:
Americas:
United States (a)	$736.7	$903.9	$1,506.7	$1,793.3
Other Americas	362.0	358.8	722.2	720.6
	1,098.7	1,262.7	2,228.9	2,513.9
Southern Europe:
France	1,278.2	1,238.2	2,447.5	2,430.6
Italy	457.8	454.3	880.0	899.3
Other Southern Europe	490.9	508.9	967.3	1,065.4
	2,226.9	2,201.4	4,294.8	4,395.3

Northern Europe	952.5	1,027.1	1,920.1	2,121.6
APME	599.4	603.7	1,205.3	1,221.9
	4,877.5	5,094.9	9,649.1	10,252.7
Intercompany Eliminations	(21.4)	(20.8)	(40.7)	(35.3)
Consolidated (b)	$4,856.1	$5,074.1	$9,608.4	$10,217.4

Operating unit profit: (c)
Americas:
United States	$26.2	$64.7	$57.3	$123.0
Other Americas	17.0	16.2	34.5	30.7
	43.2	80.9	91.8	153.7
Southern Europe:
France	49.5	62.3	94.4	111.9
Italy	36.3	35.5	67.0	64.5
Other Southern Europe	6.8	13.9	21.1	30.5
	92.6	111.7	182.5	206.9

Northern Europe	(9.7)	10.8	(4.7)	14.1
APME	25.7	22.5	46.8	41.5
	151.8	225.9	316.4	416.2
Corporate expenses	(35.5)	(35.8)	(73.4)	(77.8)
Intangible asset amortization expense	(8.7)	(9.4)	(17.5)	(19.0)
Operating profit	107.6	180.7	225.5	319.4
Interest and other expenses, net	(11.8)	(6.7)	(19.3)	(9.4)
Earnings before income taxes	$95.8	$174.0	$206.2	$310.0
(a)
In the United States, revenues from services included fees received from the related franchise offices of $2.6 and $3.1 for the three months ended June 30, 2023 and 2022, respectively, and $5.8 and $6.0 for the six months ended June 30, 2023 and 2022, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $100.8 and $128.1 for the three months ended June 30, 2023 and 2022, respectively, and $200.1 and $238.9 for the six months ended June 30, 2023 and 2022, respectively.
(b)
Our consolidated revenues from services include fees received from our franchise offices of $3.3 and $3.9 for the three months ended June 30, 2023 and 2022, respectively, and $7.2 and $7.5 for the six months ended June 30, 2023 and 2022, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $250.6 and $275.6 for the three months ended June 30, 2023 and 2022, respectively, and $500.8 and $540.8 for the six months ended June 30, 2023 and 2022, respectively.
(c)
We evaluate segment performance based on operating unit profit (“OUP”), which is equal to segment revenues less cost of services and branch and national headquarters operating costs. This profit measure does not include goodwill and intangible asset impairment charges or amortization of intangibles related to acquisitions, corporate expenses, interest and other expense amounts or income taxes.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on page 35 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

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

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of decreased demand, as we experienced in the second quarter of 2023, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues. By contrast, during periods of increased demand we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

As we concluded the second quarter of 2023, we observed softening demand for staffing services due to increased economic uncertainty, and we expect this trend to continue. We believe that downside risks to the global economic outlook have continued to increase through the second quarter of 2023, and may worsen in future periods. These economic risks are particularly high in Europe, driven by elevated inflation, the Russia-Ukraine war and its related supply chain impacts, and higher interest rates. As Europe represents a significant portion of our operations, we continue to monitor economic conditions in our Southern Europe and Northern Europe segments. The Americas market is also experiencing a challenging operating environment, driven primarily by elevated inflation, sensitivity to supply chain impacts, and the United States' sensitivity to rising interest rates, which could impact other countries given the importance of the United States economy. As a result of these factors, we expect the business environment will continue to be challenging for us, especially in the United States and Europe, with many companies delaying hiring decisions or reducing their demand for contingent labor.

During the second quarter of 2023, the strength of the dollar, particularly against the Euro, had a 0.8% unfavorable impact on revenues from services and an approximately $0.04 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact the translation of reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the second quarter of 2023 compared to the second quarter of 2022, we experienced a -13.0% revenue decrease in the Americas, primarily driven by the decrease in demand for our Manpower and Experis staffing/interim services and the unfavorable impact of currency exchange rates. During the second quarter of 2023 compared to the second quarter of 2022, we experienced a 1.2% revenue increase in Southern Europe, primarily due to the favorable impact of currency exchange rates and an increase in demand for our Talent Solutions outplacement services. During the second quarter of 2023 compared to the second quarter of 2022, we experienced a -7.3% revenue decrease in Northern Europe, primarily due to a decrease in our Manpower and Experis staffing/interim services and the unfavorable impact of currency exchange rates. We experienced a -0.7% revenue decrease in APME in the second quarter of 2023 compared to the second quarter of 2022 primarily due to the unfavorable impact of currency exchange rates and decreased demand for our Experis interim services.

From a brand perspective, we experienced revenue decreases in Manpower, Experis and Talent Solutions in the second quarter of 2023 compared to the second quarter of 2022. In our Manpower brand, the revenue decrease was primarily due to decreased demand for staffing services, especially within the manufacturing sector, and the impact of unfavorable currency exchange rates. The revenue decrease in our Experis brand was primarily due to decreased demand for interim services from both enterprise and convenience customer segments, and the impact of unfavorable currency exchange rates. On an overall basis, the revenue decrease in our Talent Solutions brand, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, was primarily due to decreased demand for our RPO offerings relative to the prior year period, as the permanent recruitment environment was exceptionally strong during the second quarter of 2022. The decrease was also due to our MSP business which experienced revenue declines during the quarter, as we exited lower margin arrangements and experienced significant activity levels in the prior year period. This revenue decrease in Talent Solutions was partially offset by an increase in demand for our outplacement services under Right Management.

Our gross profit margin decreased in the second quarter of 2023 compared to the second quarter of 2022, primarily due to an unfavorable change in business mix, particularly due to declines in our permanent recruitment businesses. The decrease in gross profit margin in the second quarter of 2023 compared to the second quarter of 2022 was partially offset by growth in our higher-margin outplacement offerings within Right Management.

Our operating profit decreased -40.4% in the second quarter of 2023 while our operating profit margin decreased 140 basis points compared to the second quarter of 2022. Excluding restructuring costs of $14.5 million incurred in the second quarter of 2023 and acquisition integration costs of $2.7 million incurred in the second quarter of 2022, our operating profit decreased -33.4% while operating profit margin decreased 110 basis points compared to the second quarter of 2022. The operating profit margin decreased primarily because we did not reduce selling and administrative expenses for the quarter at the same rate as the decline in revenues and gross profit.

We continue to monitor expenses closely to ensure we maintain the benefit of our efforts to optimize our organizational cost structures, while investing appropriately to support the ability of the business to grow in the future and enhance our productivity, technology and digital capabilities. We are focused on managing costs as efficiently as possible in the short term while continuing to progress transformational actions aligned with our strategic priorities.

Operating Results - Three Months Ended June 30, 2023 and 2022

The following table presents selected consolidated financial data for the three months ended June 30, 2023 as compared to 2022.

(in millions, except per share data)	2023	2022	Variance	Constant Currency Variance
Revenues from services	$4,856.1	$5,074.1	(4.3)%	(3.5)%
Cost of services	3,993.8	4,152.9	(3.8)%	(3.0)%
Gross profit	862.3	921.2	(6.4)%	(5.7)%
Gross profit margin	17.8%	18.2%
Selling and administrative expenses	754.7	740.5	1.9%	2.5%
Operating profit	107.6	180.7	(40.4)%	(39.1)%
Operating profit margin	2.2%	3.6%
Interest and other expenses, net	11.8	6.7	76.7%
Earnings before income taxes	95.8	174.0	(45.0)%	(43.4)%
Provision for income taxes	30.6	51.8	(41.0)%
Effective income tax rate	31.9%	29.8%
Net earnings	$65.2	$122.2	(46.6)%	(45.2)%
Net earnings per share – diluted	$1.29	$2.29	(43.8)%	(42.2)%
Weighted average shares – diluted	50.7	53.4	(5.1)%

The year-over-year decrease in revenues from services of -4.3% (-3.5% in constant currency and -3.7% in organic constant currency) was attributed to:

•
a revenue decrease in the Americas of -13.0% (-9.3% in constant currency) primarily due to the decreased demand for our Manpower and Experis staffing/interim services, a decrease in our RPO business on lower permanent recruitment, a decrease in our MSP business as we exited lower margin arrangements, and the unfavorable impact of foreign currency exchange rates, partially offset by an increase in demand for our Talent Solutions outplacement services. The United States, our largest market in the Americas, experienced a revenue decrease of -18.5% primarily driven by decreased demand for our Experis and Manpower staffing/interim services, a decrease in our permanent recruitment business of -44.8% and a decrease in our MSP business as we exited lower margin arrangements, partially offset by an increase in demand for our Talent Solutions outplacement services;
•
a revenue decrease in Northern Europe of -7.3% (-6.3% in constant currency), primarily due to decreased demand for our Manpower and Experis staffing/interim services, a -14.7% decrease (-14.0% in constant currency) in our permanent recruitment business and the unfavorable impact of foreign currency exchange rates, partially offset by the increased demand for our Talent Solutions outplacement services. Within the Northern Europe region, we experienced revenue decreases in the United Kingdom, Nordics, and the Netherlands of -12.0%, -16.4%, and -4.4%, respectively (-11.8%, -8.9% and -6.5%, respectively, in constant currency). These decreases were partially offset by revenue increases in Germany and Belgium of 5.6% and 7.0%, respectively (3.3% and 4.6%, respectively, in constant currency); and
•
a revenue decrease in APME of -0.7% (increase of 4.2% in constant currency) primarily due to the unfavorable impact of currency exchange rates, partially offset by increased demand for our Manpower staffing services and our Talent Solutions outplacement services; partially offset by

•
a revenue increase in Southern Europe of 1.2% (decrease of -0.9% in constant currency and -1.3% in organic constant currency) which was primarily due to the favorable impact of currency exchange rates and an increase in demand for our Talent Solutions outplacement services, partially offset by a decrease in demand for our Manpower staffing services. France, the largest market in Southern Europe, experienced a revenue increase of 3.2% (0.9% in constant currency and -0.1% in organic constant currency), which was primarily due to the favorable impact of currency exchange rates and an increase in demand for our Talent Solutions outplacement services. The increase in France was partially offset by decreased demand for our Manpower staffing services as clients reduced demand for our services in certain sectors, primarily construction and logistics. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 0.8% (decrease of -1.5% in constant currency), which was primarily due to the favorable impact of foreign currency exchange rates and increased demand for our Experis consulting services, partially offset by decreased demand for our Manpower and Experis staffing/interim services.

The year-over-year 40 basis point decrease in gross profit margin was primarily attributed to:

•
a 40 basis point unfavorable impact due to significant revenue growth in our permanent recruitment business in the prior year period;
•
a 20 basis point unfavorable impact from decreases in Experis project and other managed services; and
•
a 10 basis point unfavorable impact from the decrease in staffing/interim margins; partially offset by
•
a 30 basis point favorable change in business mix as the higher-margin Right Management outplacement business represented a higher percentage of the revenue mix.

The 1.9% increase in selling and administrative expenses in the second quarter of 2023 (increase of 2.5% in constant currency and 1.9% in organic constant currency) was primarily attributed to:

•
a 13.7% increase (14.3% in constant currency and 13.1% in organic constant currency) in non-personnel costs, due to increased consulting and outside services costs associated with our technology and back-office transformation initiatives and office leases, partially offset by the favorable impact of currency exchange rates; and
•
restructuring costs of $14.5 million incurred in the second quarter of 2023, primarily related to headcount reductions; partially offset by
•
a -2.8% decrease (-2.2% in constant currency and -2.5% in organic constant currency) in personnel costs, due to a decrease in bonuses and sales commissions costs, partially offset by an increase in salary-related costs due to inflation;
•
a -0.6% decrease due to the impact of changes in currency exchange rates; and
•
the nonrecurrence of $2.7 million in acquisition integration costs incurred in the second quarter of 2022.

Selling and administrative expenses as a percent of revenues increased 90 basis points in the second quarter of 2023 compared to the second quarter of 2022 due primarily to:

•
a 50 basis point unfavorable impact as non-personnel costs increased, primarily due to investments in consulting and outside services used in various transformation projects;
•
a 30 basis point unfavorable impact as a result of the restructuring costs incurred in the second quarter of 2023; and
•
a 10 basis point unfavorable impact as personnel costs increased, due to the investment in recruiters and sales talent in certain markets where we see opportunities, without a similar rate of increase in revenues.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $11.6 million in the second quarter of 2023 compared to $7.8 million in the second quarter of 2022 primarily due to the higher interest rate environment. Foreign exchange loss, net was $5.1 million in the second quarter of 2023 compared to $3.3 million in the second quarter of 2022 primarily due to non-cash currency translation loss related to our Argentina business. Argentina is required to be treated as a hyperinflationary economy and the non-cash currency translation losses reflected the devaluation of the Argentine peso during the quarter. This is a non-cash accounting charge as our Argentina business operates in their local currency. Miscellaneous expense, net was $4.9 million in the second quarter of 2023 compared to $4.4 million in the second quarter of 2022.

We recorded income tax expense at an effective rate of 31.9% for the three months ended June 30, 2023, as compared to an effective rate of 29.8% for the three months ended June 30, 2022. The 2023 rate was favorably impacted by the scheduled reduction in the French business tax rate from 0.75% to 0.375% effective January 1, 2023 and unfavorably impacted by a lower level of pre-tax earnings with a less beneficial mix due in part to restructuring costs recorded in the quarter. In certain countries in which we recorded restructuring costs, we did not recognize a corresponding tax benefit due to the recognition of valuation allowances against anticipated tax losses. The 31.9% effective tax rate for the second quarter of 2023 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

Net earnings per share - diluted was $1.29 in the second quarter of 2023 compared to $2.29 in the second quarter of 2022. Restructuring costs recorded in the second quarter of 2023 unfavorably impacted net earnings per share - diluted by approximately $0.23, net of tax, in the second quarter of 2023. Non-cash currency translation loss related to our Argentina business in the second quarter of 2023 unfavorably impacted net earnings per share - diluted by approximately $0.06, net of tax, in the second quarter of 2023. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.04 per share in the second quarter of 2023.

Weighted average shares - diluted decreased to 50.7 million in the second quarter of 2023 from 53.4 million in the second quarter of 2022. This decrease was due to the impact of share repurchases completed since the second quarter of 2022, partially offset by grants of share-based awards.

Operating Results - Six Months Ended June 30, 2023 and 2022

The following table presents selected consolidated financial data for the six months ended June 30, 2023 as compared to 2022.

(in millions, except per share data)	2023	2022	Variance	Constant Currency Variance
Revenues from services	$9,608.4	$10,217.4	(6.0)%	(2.8)%
Cost of services	7,883.0	8,399.1	(6.1)%	(2.9)%
Gross profit	1,725.4	1,818.3	(5.1)%	(2.2)%
Gross profit margin	18.0%	17.8%
Selling and administrative expenses	1,499.9	1,498.9	0.1%	2.7%
Operating profit	225.5	319.4	(29.4)%	(25.4)%
Operating profit margin	2.3%	3.1%
Interest and other expenses, net	19.3	9.4	106.1%
Earnings before income taxes	206.2	310.0	(33.5)%	(29.4)%
Provision for income taxes	63.2	96.2	(34.3)%
Effective income tax rate	30.6%	31.0%
Net earnings	$143.0	$213.8	(33.1)%	(29.0)%
Net earnings per share – diluted	$2.80	$3.97	(29.4)%	(25.1)%
Weighted average shares – diluted	51.0	53.8	(5.3)%

The year-over-year decrease in revenues from services of -6.0% (-2.8% in constant currency and 3.0% in organic constant currency) was attributed to:

•
a revenue decrease in the Americas of -11.3% (-7.7% in constant currency) primarily due to the decreased demand for our Manpower and Experis staffing/interim business, a -31.7% decrease (-30.9% in constant currency) in our permanent recruitment business, and a decrease in our MSP business as we exited lower margin arrangements, partially offset by the increase in demand for our Talent Solutions outplacement services. The United States, our largest market in the Americas, experienced a revenue decrease of -16.0% primarily driven by decreased demand for our Manpower and Experis staffing/interim services, a decrease in our permanent recruitment business of -37.7%, and a decrease in our MSP business as we exited lower margin arrangements, partially offset by an increase in demand for our Talent Solutions outplacement services;
•
a revenue decrease in Southern Europe of -2.3% (-1.2% in constant currency and -1.6% in organic constant currency) which was primarily due to a decrease in our Manpower staffing services and the unfavorable impact of changes in currency exchange rates, partially offset by the increase in demand for our Talent Solutions outplacement services. France, the largest market in Southern Europe, experienced a revenue increase of 0.7% (1.7% in constant currency and -0.7% in organic constant currency), which was primarily due to the increase in demand for our Talent Solutions outplacement services, partially offset by the unfavorable impact of changes in currency exchange rates. Italy, our second-largest market in Southern Europe, experienced a revenue decrease of -2.1% (-1.2% in constant currency), which was primarily due to a decrease in demand for our Manpower and Experis staffing/interim services due to the impact of significant revenue growth in the prior year period and the unfavorable impact of foreign currency exchange rates. The decrease in Italy was partially offset by a 7.8% increase (9.0% in constant currency) in our permanent recruitment business and increased demand for our Experis consulting services;
•
a revenue decrease in Northern Europe of -9.5% (-5.1% in constant currency and -4.9% in organic constant currency), which was primarily due to decreased demand for our Manpower and Experis staffing/interim services, a -9.0% decrease (-4.4% in constant currency) in our permanent recruitment business and the unfavorable impact of foreign currency exchange rates, partially offset by the increased demand for our Talent Solutions permanent recruitment and outplacement services. Within Northern Europe, we experienced revenue decreases in the United Kingdom, Nordics, and the Netherlands of -15.7%, -12.8% and -7.3%, respectively (-11.1%, -3.2% and -6.2%, respectively, in constant currency). These decreases were partially offset by revenue increases in Germany and Belgium of 1.5% and 0.5%, respectively (2.7% and 1.4%, respectively, in constant currency); and
•
a revenue decrease in APME of -1.4% (increase of 5.8% in constant currency) primarily due to the unfavorable impact of foreign currency exchange rates, partially offset by increased demand for our Manpower staffing services and our Talent Solutions outplacement services.

The year-over-year 20 basis point increase in gross profit margin was primarily attributed to:

•
a 20 basis point favorable impact from the improvement in the staffing/interim margins; and
•
a 20 basis point favorable impact from a change in business mix as the higher-margin Right Management outplacement business represented a higher percentage of the revenue mix; partially offset by
•
a 20 basis point unfavorable impact due to decreases in the permanent recruitment margins.

The 0.1% increase in selling and administrative expenses in the first half of 2023 (2.7% in constant currency and 2.2% in organic constant currency) was primarily attributed to:

•
a 5.2% increase (8.0% in constant currency and 6.9% in organic constant currency) in non-personnel costs, due to an increase in costs related to office leases and consulting and outside services costs associated with our technology and back-office transformation initiatives, partially offset by a decrease in costs related to bad debt; and
•
restructuring costs of $21.1 million incurred in the first half of 2023, primarily related headcount reductions; partially offset by
•
a -2.0% decrease (increase of 0.6% in constant currency and increase of 0.4% in organic constant currency) in personnel costs due to a decrease in bonuses and sales commissions costs, partially offset by an increase in salary-related costs due to inflation;
•
a -2.6% decrease due to the impact of changes in currency exchange rates;
•
a loss on the disposition of our Russia business of $9.7 million incurred in the first half of 2022; and
•
the nonrecurrence of $6.4 million in acquisition integration costs incurred in the first half of 2022.

Selling and administrative expenses as a percent of revenues increased 90 basis points in the first half of 2023 compared to the first half of 2022 due primarily to:

•
a 40 basis point unfavorable impact as personnel costs increased, due to the investment in incremental recruiters and sales talent in certain markets where we see opportunities, without a similar rate of increase in revenues;
•
a 40 basis point unfavorable impact as non-personnel costs increased, due to investments in consulting and outside services used in various transformation projects and an increase in office lease costs;
•
a 20 basis point unfavorable impact as a result of the restructuring costs incurred in the first half of 2023; and
•
a 10 basis point unfavorable impact from changes in currency exchange rates; partially offset by
•
a 20 basis point favorable impact due to acquisition integration costs and the disposition of our Russia business in the first quarter of 2022.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $22.2 million in the first half of 2023 compared to $15.4 million in the first half of 2022 primarily due to the higher interest rate environment. Miscellaneous expense, net was $11.1 million in both the first half of 2023 and the first half of 2022. Foreign exchange loss, net was $8.2 million in the first half of 2023 compared to $5.1 million in the first half of 2022 primarily due to non-cash currency translation loss related to our Argentina business. Argentina is required to be treated as a hyperinflationary economy and the non-cash currency translation losses reflected the devaluation of the Argentine peso during the first half of 2023. This is a non-cash accounting charge as our Argentina business operates in their local currency.

We recorded income tax expense at an effective rate of 30.6% for the six months ended June 30, 2023, as compared to an effective rate of 31.0% for the six months ended June 30, 2022. The 2023 rate was favorably impacted by the scheduled reduction in the French business tax rate from 0.75% to 0.375% effective January 1, 2023. The 30.6% effective tax rate for the first half of 2023 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

Net earnings per share - diluted was $2.80 in the first half of 2023 compared to $3.97 in the first half of 2022. Restructuring costs recorded in the first half of 2023 unfavorably impacted net earnings per share - diluted by approximately $0.28, net of tax, in the first half of 2023. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.17 per share in the first half of 2023. Non-cash currency translation losses related to our Argentina business in the first half of 2023 unfavorably impacted net earnings per share - diluted by approximately $0.06, net of tax, in the first half of 2023.

Weighted average shares - diluted decreased to 51.0 million in the first half of 2023 from 53.8 million in the first half of 2022. This decrease was due to the impact of share repurchases completed since the first half of 2022, partially offset by grants of share-based awards.

Segment Operating Results

Americas

In the Americas, revenues from services decreased -13.0% (-9.3% in constant currency) in the second quarter of 2023 compared to the second quarter of 2022. In the United States (which represents 67% of the Americas' revenues), revenues from services decreased -18.5% in the second quarter of 2023 compared to the second quarter of 2022, primarily driven by a decrease in demand for our Experis and Manpower staffing/interim services, a decrease in demand for our permanent recruitment business of -44.8% and a decrease in our MSP business as we exited lower margin arrangements, partially offset by an increase in demand for our Talent Solutions outplacement services. In Other Americas, revenues from services increased 0.9% (14.0% in constant currency) in the second quarter of 2023 compared to the second quarter of 2022 primarily due to increased demand for our Manpower staffing services, partially offset by the unfavorable impact of currency exchange rates. The constant currency increase in Other Americas was primarily due to inflation in Argentina. The increase in Other Americas was driven by revenue increases in Mexico and Argentina of 13.3% and 20.9%, respectively (-0.1% and 138.0%, respectively, in constant currency), partially offset by a decrease in revenues in Canada of -14.3% (-9.9% in constant currency). The constant currency increase in Argentina was primarily due to inflation.

In the Americas, revenues from services decreased -11.3% (-7.7% in constant currency) in the first half of 2023 compared to the first half of 2022. In the United States, revenues from services decreased -16.0% in the first half of 2023 compared to the first half of 2022, primarily driven by decreased demand for our Manpower and Experis staffing/interim services and a decrease in our permanent recruitment business of -37.7% and a decrease in our MSP business as we exited lower margin arrangements, partially offset by an increase in demand for our Talent Solutions outplacement services. In Other Americas, revenues from services increased 0.2% (12.9% in constant currency) in the first half of 2023 compared to the first half of 2022 primarily due increased demand for our Manpower staffing services, partially offset by the unfavorable impact of foreign currency exchange rates. The constant currency increase in Other Americas was primarily due to inflation in Argentina. The increase in Other Americas was driven by revenue increases in Mexico and Argentina of 10.4% and 24.2%, respectively (-1.1% and 134.7%, respectively, in constant currency), partially offset by a revenue decrease in Canada of -13.2% (-8.0% in constant currency). The constant currency increase in Argentina was primarily due to inflation.

Gross profit margin decreased in the second quarter and first half of 2023 compared to the second quarter and first half of 2022 primarily due to decreases in our high-margin permanent recruitment business, partially offset by a higher percentage of the revenue mix coming from our higher-margin Talent Solutions outplacement business and increased margins in our staffing/interim business.

Selling and administrative expenses decreased -6.9% (-5.4% in constant currency) in the second quarter of 2023 compared to the second quarter of 2022, primarily due to a decrease in bonuses and sales commissions as a result of decreased profitability in certain markets and zero acquisition integration costs in the second quarter of 2023 compared to acquisition transaction costs of $2.7 million in the second quarter of 2022. The decreases were partially offset by $0.8 million of restructuring costs incurred in the second quarter of 2023 compared to zero in the second quarter of 2022.

Selling and administrative expenses decreased -4.3% (-2.7% in constant currency) in the first half of 2023 compared to the first half of 2022, primarily due to a decrease in bonuses and sales commissions as a result of decreased profitability in certain markets and zero acquisition integration costs in the first half of 2023 compared to acquisition integration costs of $6.4 million in the first half of 2022. The decreases were partially offset by $1.6 million of restructuring costs incurred in the first half of 2023 compared to zero in the first half of 2022, and an increase in salary-related costs.

Operating Unit Profit (“OUP”) margin in the Americas decreased to 3.9% in the second quarter of 2023 from 6.4% in the second quarter of 2022. In the United States, OUP margin decreased to 3.6% in the second quarter of 2023 from 7.2% in the second quarter of 2022 primarily due to decreases in our higher-margin permanent recruitment and Experis interim services, decreased operating leverage and a slight decrease in the gross profit margin due to an unfavorable business mix, partially offset by an increase in our higher-margin Talent Solutions outplacement business. Other Americas OUP margin increased to 4.7% in the second quarter of 2023 from 4.5% in the second quarter of 2022 primarily due to gross profit margin improvement.

Operating Unit Profit (“OUP”) margin in the Americas decreased to 4.1% in the first half of 2023 from 6.1% in the first half of 2022. In the United States, OUP margin decreased to 3.8% in the first half of 2023 from 6.9% in the first half of 2022 primarily due to decreases in our higher-margin permanent recruitment business and Experis interim services, decreased operating leverage and a slight decrease in the gross profit margin, partially offset by an increase in our higher-margin Talent Solutions outplacement business. Other Americas OUP margin increased to 4.8% in the first half of 2023 from 4.3% in the first half of 2022 primarily due to gross profit margin improvement.

Southern Europe

In Southern Europe, revenues from services increased 1.2% (-0.9% in constant currency and -1.3% in organic constant currency) in the second quarter of 2023 compared to the second quarter of 2022. In France (which represents 57% of Southern Europe’s revenues), revenues from services increased 3.2% (0.9% in constant currency and -0.1% in organic constant currency) in the second quarter of 2023 compared to the second quarter of 2022. In Italy (which represents 21% of Southern Europe’s revenues), revenues from services increased 0.8% (-1.5% in constant currency) in the second quarter of 2023 compared to the second quarter of 2022. The increase in France is primarily due to the favorable impact of currency exchange rates and the increase in demand for our Talent Solutions outplacement services. The increase in France was partially offset by decreased demand for our Manpower staffing services. The increase in Italy was primarily due to the favorable impact of foreign currency exchange rates and increased demand for our Experis consulting services, partially offset by decreased demand for our Manpower and Experis staffing/interim services. In Other Southern Europe, revenues from services decreased -3.5% (-4.7% in constant currency) during the second quarter of 2023 compared to the second quarter of 2022, primarily due to decreased demand for our Manpower staffing services, partially offset by the favorable impact of currency exchange rates. The decrease in Other Southern Europe was driven by a revenue decrease in Spain of -6.6% (-8.7% in constant currency), partially offset by a revenue increase in Switzerland of 1.7% (decrease of -5.4% in constant currency).

In Southern Europe, revenues from services decreased -2.3% (-1.2% in constant currency and -1.6% in organic constant currency) in the first half of 2023 compared to the first half of 2022. In France, revenues from services increased 0.7% (1.7% in constant currency and -0.7% in organic constant currency) in the first half of 2023 compared to the first half of 2022. In Italy, revenues from services decreased -2.1% (-1.2% in constant currency) in the first half of 2023 compared to the first half of 2022. The increase in France is primarily due to the increase in demand for our Talent Solutions outplacement services, partially offset by the impact of foreign currency exchange rates. The decrease in Italy was primarily due to the decrease in demand for our Manpower and Experis staffing/interim services due to the impact of significant revenue growth in the prior year period, and the unfavorable impact of foreign currency exchange rates. The decrease in Italy was partially offset by a 7.8% increase (9.0% in constant currency) in our permanent recruitment business and increased demand for our Experis consulting services. In Other Southern Europe, revenues from services decreased -9.2% (-7.6% in constant currency) during the first half of 2023 compared to the first half of 2022, primarily due to decreased demand for our Manpower staffing services and the unfavorable impact of currency exchange rates. The decrease in Other Southern Europe was driven by revenue decreases in Spain and Switzerland of -17.3% and -4.1%, respectively (-16.4% and -7.4%, respectively, in constant currency).

Gross profit margin was stable in the second quarter of 2023 compared to the second quarter of 2022. The stability was primarily due to increased activity in our higher-margin Talent Solutions outplacement services which balanced out the unfavorable impact of decreased activity in our Manpower and Experis staffing/interim services.

Gross profit margin increased in the first half of 2023 compared to the first half of 2022. The increase was primarily due to the impact of a higher percentage of the revenue mix coming from our higher-margin Talent Solutions Outplacement services and increased margins in our staffing/interim business.

Selling and administrative expenses increased 11.2% (9.1% in constant currency and 7.3% in organic constant currency) during the second quarter of 2023 compared to the second quarter of 2022 primarily due to the increase in salary-related costs, $6.0 million in restructuring costs incurred in the second quarter of 2023 compared to zero in the second quarter of 2022 and the unfavorable impact of currency exchange rates, partially offset by a combination of decreases to bonuses and sales commissions and office related costs.

Selling and administrative expenses increased 6.8% (8.2% in constant currency and 6.4% in organic constant currency) during the first half of 2023 compared to the first half of 2022 primarily due to the increase in salary-related costs and $6.4 million in restructuring costs incurred in the first half of 2023 compared to zero in the first half of 2022, partially offset by the favorable impact of currency exchange rates and a decrease in bonuses and sales commissions as a result of decreased profitability in certain markets.

OUP margin in Southern Europe decreased to 4.2% in the second quarter of 2023 from 5.1% in the second quarter of 2022. In France, the OUP margin was 3.9% for the second quarter of 2023 compared to 5.0% for the second quarter of 2022. The decrease in France was due to the increase of selling and administrative expenses primarily due to increased personnel costs and back office initiatives, as well as increased office lease costs. In Italy, the OUP margin increased to 7.9% for the second quarter of 2023 from 7.8% for the second quarter of 2022 primarily due to an increase in the gross profit margin. In Other Southern Europe, the OUP margin decreased to 1.4% for the second quarter of 2023 from 2.7% for the second quarter of 2022 primarily due to the combination of increasing selling and administrative expenses, which increased at a faster rate than revenues and gross profit.

OUP margin in Southern Europe decreased to 4.2% in the first half of 2023 from 4.7% in the first half of 2022. In France, the OUP margin was 3.9% for the first half of 2023 compared to 4.6% for the first half of 2022. The decrease in France was primarily due to the increase of selling and administrative expenses, which increased at a faster rate than revenues. In Italy, the OUP margin increased to 7.6% for the first half of 2023 from 7.2% for the first half of 2022 primarily due to an increase in the gross profit margin. In Other Southern Europe, the OUP margin decreased to 2.2% for the first half of 2023 from 2.9% for the first half of 2022 primarily due to the combination of increasing selling and administrative expenses, which increased at a faster rate than gross profit.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 34%, 22%, 15%, 10%, and 8%, respectively, of Northern Europe’s revenues). In the Northern Europe region, revenues from services decreased -7.3% (-6.3% in constant currency) in the second quarter of 2023 compared to the second quarter of 2022. Within Northern Europe, we experienced revenue decreases in the United Kingdom, Nordics, and the Netherlands of -12.0%, -16.4% and -4.4%, respectively (-11.8%, -8.9% and -6.5%, respectively, in constant currency). These decreases were partially offset by revenue increases in Germany and Belgium of 5.6% and 7.0% respectively (3.3% and 4.6%, respectively, in constant currency). The revenue decrease in Northern Europe was primarily due to decreased demand for our Manpower and Experis staffing/interim services, a -14.7% decrease (-14.0% in constant currency) in our permanent recruitment business and the unfavorable impact of foreign currency exchange rates, partially offset by the increased demand for our Talent Solutions outplacement services.

In the Northern Europe region, revenues from services decreased -9.5% (-5.1% in constant currency and -4.9% in organic constant currency) in the first half of 2023 compared to the first half of 2022. Within the Northern Europe region, we experienced revenue decreases in the United Kingdom, Nordics, and the Netherlands of -15.7%, -12.8% and -7.3%, respectively (-11.1%, -3.2% and -6.2%, respectively, in constant currency). These decreases were partially offset by revenue increases in Germany and Belgium of 1.5% and 0.5% respectively (2.7% and 1.4%, respectively, in constant currency). The revenue decrease in Northern Europe was primarily due to decreased demand for our Manpower and Experis staffing/interim services, a -9.0% decrease (-4.4% in constant currency) in our permanent recruitment business and the unfavorable impact of foreign currency exchange rates, partially offset by the increased demand for our Talent Solutions permanent recruitment and outplacement services.

Gross profit margin decreased in the second quarter of 2023 compared to the second quarter of 2022 primarily due to business mix changes and a reduction in permanent recruitment activity.

Gross profit margin increased in the first half of 2023 compared to the first half of 2022 primarily due to increases in our staffing/interim margins and the increased demand for our higher-margin outplacement services.

Selling and administrative expenses increased 4.1% (4.9% in constant currency) in the second quarter of 2023 compared to the second quarter of 2022. The increase is primarily due to an increase in salary-related costs and $7.7 million in restructuring costs incurred in the second quarter of 2023 compared to zero in the second quarter of 2022, partially offset by the favorable impact of currency exchange rates.

Selling and administrative expenses decreased 1.1% (increase of 3.1% in constant currency and increase of 3.2% in organic constant currency) in the first half of 2023 compared to the first half of 2022. The decrease is primarily due to the favorable impact of currency exchange rates and the disposition of our Russia business of $10.2 million incurred in the first quarter of 2022, partially offset by $10.3 million in restructuring costs incurred in the first half of 2023 compared to zero in the first half of 2022 and an increase in salary-related costs.

OUP margin for Northern Europe decreased to -1.0% in the second quarter of 2023 from 1.1% in the second quarter of 2022. The decrease was primarily due to the decrease in gross profit margin and the combination of increasing selling and administrative expenses and decreasing revenues and gross profit.

OUP margin for Northern Europe decreased to -0.2% in the first half of 2023 from 0.7% in the first half of 2022. The decrease was primarily due to a decrease in revenues, which decreased at a faster rate than selling and administrative expenses.

APME

Revenues from services decreased -0.7% (increase of 4.2% in constant currency) in the second quarter of 2023 compared to the second quarter of 2022. In Japan (which represents 48% of APME’s revenues), revenues from services increased 5.7% (11.9% in constant currency) due to increased demand in our Manpower and Experis staffing/interim services, partially offset by the unfavorable impact of the change in currency exchange rates. In Australia (which represents 11% of APME’s revenues), revenues from services decreased -14.2% (-8.5% in constant currency), primarily due to decreased demand for our Experis interim services and the unfavorable impact of currency exchange rates, partially offset by increased demand for our Manpower staffing services and Talent Solutions outplacement services.

Revenues from services decreased -1.4% (increase of 5.8% in constant currency) in the first half of 2023 compared to the first half of 2022. In Japan, revenues from services increased 2.2% (increase of 12.3% in constant currency) due to increased demand for our Manpower and Experis staffing/interim services and increased demand for our Talent Solutions outplacement services, partially offset by the unfavorable impact of currency exchange rates. In Australia, revenues from services decreased -9.4% (-3.6% in constant currency), primarily due to decreased demand for our Experis interim services and the unfavorable impact of currency exchange rates, partially offset by increased demand for our Manpower staffing services and increased demand for our Talent Solutions permanent recruitment and outplacement services.

Gross profit margin increased in the second quarter and first half of 2023 compared to the second quarter and first half of 2022 primarily due to an increased business mix of our higher-margin Talent Solutions outplacement services and increases in the margin for our staffing/interim business.

Selling and administrative expenses increased 0.1% (5.3% in constant currency) in the second quarter of 2023 compared to the second quarter of 2022. The increase is primarily due to increases in various non-personnel costs related to an increase in recruiting and retention efforts as a result of increased profitability in certain markets, partially offset by the favorable impact of currency exchange rates.

Selling and administrative expenses increased 0.2% (7.3% in constant currency) in the first half of 2023 compared to the first half of 2022. The increase is primarily due to $2.5 million in restructuring costs incurred in the first half of 2023 compared to zero in the first half of 2022 and increases in various non-personnel costs related to an increase in recruiting and retention efforts as a result of increased profitability in certain markets, partially offset by the favorable impact of currency exchange rates.

OUP margin for APME increased to 4.3% in the second quarter of 2023 from 3.7% in the second quarter of 2022 due to an increase in the gross profit margin. OUP margin for APME increased to 3.9% in the first half of 2023 from 3.4% in the first half of 2022 due to an increase in the gross profit margin.

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

When we use the term “constant currency,” it means that we have translated financial data for a period into United States dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure, indicating the actual growth or decline of our operations. We use constant currency results in our analysis of subsidiary or segment performance, including Argentina which operates in a hyperinflationary economy. We also use constant currency when analyzing our performance against that of our competitors. Substantially all of our subsidiaries derive revenues and incur expenses within a single country and, consequently, do not generally incur currency risks in connection with the conduct of their normal business operations. Changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended June 30, 2023 Compared to 2022
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$736.7	(18.5)%	—	(18.5)%	—	(18.5)%
Other Americas	362.0	0.9%	(13.1)%	14.0%	—	14.0%
	1,098.7	(13.0)%	(3.7)%	(9.3)%	—	(9.3)%
Southern Europe:
France	1,278.2	3.2%	2.3%	0.9%	1.0%	(0.1)%
Italy	457.8	0.8%	2.3%	(1.5)%	—	(1.5)%
Other Southern Europe	490.9	(3.5)%	1.2%	(4.7)%	(0.5)%	(4.2)%
	2,226.9	1.2%	2.0%	(0.9)%	0.4%	(1.3)%
Northern Europe	952.5	(7.3)%	(0.9)%	(6.3)%	—	(6.3)%
APME	599.4	(0.7)%	(4.9)%	4.2%	—	4.2%
	4,877.5
Intercompany Eliminations	(21.4)
Consolidated	$4,856.1	(4.3)%	(0.8)%	(3.5)%	0.2%	(3.7)%
Gross Profit	$862.3	(6.4)%	(0.7)%	(5.7)%	0.6%	(6.3)%
Selling and Administrative Expenses	$754.7	1.9%	(0.6)%	2.5%	0.6%	1.9%
Operating Profit	$107.6	(40.4)%	(1.3)%	(39.1)%	0.8%	(39.9)%
(a)
In millions for the three months ended June 30, 2023.

	Six Months Ended June 30, 2023 Compared to 2022
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,506.7	(16.0)%	—	(16.0)%	—	(16.0)%
Other Americas	722.2	0.2%	(12.7)%	12.9%	—	12.9%
	2,228.9	(11.3)%	(3.6)%	(7.7)%	—	(7.7)%
Southern Europe:
France	2,447.5	0.7%	(1.0)%	1.7%	2.4%	(0.7)%
Italy	880.0	(2.1)%	(1.0)%	(1.2)%	—	(1.2)%
Other Southern Europe	967.3	(9.2)%	(1.6)%	(7.6)%	(0.5)%	(7.1)%
	4,294.8	(2.3)%	(1.1)%	(1.2)%	0.4%	(1.6)%
Northern Europe	1,920.1	(9.5)%	(4.4)%	(5.1)%	(0.2)%	(4.9)%
APME	1,205.3	(1.4)%	(7.2)%	5.8%	—	5.8%
	9,649.1
Intercompany Eliminations	(40.7)
Consolidated	$9,608.4	(6.0)%	(3.1)%	(2.8)%	0.2%	(3.0)%
Gross Profit	$1,725.4	(5.1)%	(2.9)%	(2.2)%	0.6%	(2.8)%
Selling and Administrative Expenses	$1,499.9	0.1%	(2.6)%	2.7%	0.5%	2.2%
Operating Profit	$225.5	(29.4)%	(4.0)%	(25.4)%	0.8%	(26.2)%
(a)
In millions for the six months ended June 30, 2023.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of June 30, 2023, we had $369.6 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

Cash used in operating activities was $31.2 million during the six months ended June 30, 2023, as compared to $21.3 million generated during the six months ended June 30, 2022. Changes in operating assets and liabilities utilized $246.0 million of cash during the six months ended June 30, 2023 compared to $273.5 million utilized during the six months ended June 30, 2022. These changes were primarily attributable to the timing of collections and payments. Accounts receivable decreased to $4,995.2 million as of June 30, 2023 from $5,137.4 million as of December 31, 2022 primarily due to the revenue decline, partly offset by the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") approximated 58 days as of June 30, 2023, an increase of 2 days from December 31, 2022.

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

Conversely, as the demand for our services declines, we generally experience a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. While this may result in an increase in our operating cash flows, longer payment terms and timing of payroll, tax and supplier related payments significantly impact our cash position and cash flows each period, such as we experienced during the six months ended June 30, 2023. Any increase in operating cash flows from an economic slowdown would not be sustained in the event that a downturn continues for an extended period.

Capital expenditures were $34.6 million for the six months ended June 30, 2023 compared to $41.7 million for the six months ended June 30, 2022. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The lower expenditures in 2023 compared to 2022 are primarily due to the timing and nature of capital expenditures.

From time to time, we acquire and invest in companies throughout the world, including franchises. No cash consideration was paid during the six months ended June 30, 2023. For the six months ended June 30, 2022, the total cash consideration paid for acquisitions, net of cash acquired, was $1.4 million, which represents a contingent consideration payment related to a previous acquisition.

Net debt repayments were $5.6 million in the six months ended June 30, 2023, as compared to net debt proceeds of $384.7 million in the six months ended June 30, 2022.

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

Our $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 1.53 to 1 and a fixed charge coverage ratio of 4.94 to 1 as of June 30, 2023. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

As of June 30, 2023, we had borrowings of $4.0 million and letters of credit of $0.4 million issued under our $600.0 million revolving credit facility. Additional borrowings of $595.6 million were available to us under the facility as of June 30, 2023.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of June 30, 2023, such uncommitted credit lines totaled $326.9 million, of which $305.9 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $279.0 million could have been made under these lines as of June 30, 2023.

We have assessed our liquidity position as of June 30, 2023 and for the near future. As of June 30, 2023, our cash and cash equivalents balance was $407.6 million. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 million of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines to meet the working capital needs of our subsidiaries, of which $279.0 million was available to use as of June 30, 2023. Our €500.0 ($543.4) million notes mature in June 2026, and our €400.0 ($432.7) million notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

The Board of Directors declared a semi-annual dividend of $1.47 and $1.36 per share on May 5, 2023 and May 6, 2022, respectively. The 2023 dividends were payable on June 15, 2023 to shareholders of record as of June 1, 2023. The 2022 dividends were paid on June 15, 2022 to shareholders of record as of June 1, 2022.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, with terms consistent with the previous authorizations. The authorization was in addition to the August 2021 and 2019 Board authorizations to repurchase 4.0 million and 6.0 million shares of our common stock, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first six months of 2023, we repurchased a total of 1.1 million shares under the 2021 authorization at a cost of $81.9 million, including 25,000 shares at a cost of $2.0 million that were repurchased but not yet settled. During the first six months of 2022, we repurchased a total of 1.7 million shares comprised of 1.2 million shares under the 2019 authorization and 0.5 million shares under the 2021 authorization, at a total cost of $160.0 million. As of June 30, 2023, there were 0.9 million shares remaining authorized for repurchase under the 2021 authorization and no shares remaining authorized for repurchase under the 2019 authorization.

We had aggregate commitments of $2,055.4 million as of June 30, 2023 related to debt, operating leases, severance and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,020.3 million as of December 31, 2022.

We also have entered into guarantee contracts and stand-by letters of credit totaling $882.7 million and $840.2 million as of June 30, 2023 and December 31, 2022, respectively ($833.9 million and $793.0 million for guarantees, respectively, and $48.8 million and $47.2 million for stand-by letters of credit as of June 30, 2023 and December 31, 2022, respectively). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.9 million for both the six months ended June 30, 2023 and 2022.

We recorded $21.1 million in restructuring costs during the six months ended June 30, 2023. We did not record any restructuring costs during the six months ended June 30, 2022. During the six months ended June 30, 2023, we made payments of $12.8 million out of our restructuring reserve, which is used for severance and office closures and consolidations in multiple countries and territories. We expect a majority of the remaining $21.5 million reserve will be paid by the end of 2023.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. In August 2021, the Board of Directors authorized the repurchase of 4.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased, inclusive of transactions executed but not settled, during the second quarter of 2023. As of June 30, 2023, there were 0.9 million shares remaining authorized for repurchase under the 2021 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1 - 30, 2023	149	(1)	$—	—	1,615,724
May 1 - 31, 2023	686,905		$72.55	686,905	928,819
June 1 - 30, 2023	25,000		$79.93	25,000	903,819
Total	712,054		$72.81	711,905	903,819

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

Trading Plans

During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

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

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: August 4, 2023

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)