Form 10-Q
period 2023-09-30
ManpowerGroup Inc.
filed 2023-11-03
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

September 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at November 1, 2023
Common Stock, $.01 par value	48,808,805

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$571.1	$639.0
Accounts receivable, less allowance for doubtful accounts of $102.8 and $109.3, respectively	4,600.2	5,137.4
Prepaid expenses and other assets	165.3	158.0
Total current assets	5,336.6	5,934.4

Other Assets:
Goodwill	1,620.1	1,628.1
Intangible assets, less accumulated amortization of $492.7 and $468.3, respectively	523.6	549.5
Operating lease right-of-use assets	400.1	365.7
Other assets	588.8	540.5
Total other assets	3,132.6	3,083.8

Property and Equipment:
Land, buildings, leasehold improvements and equipment	510.9	584.9
Less: accumulated depreciation and amortization	391.3	472.7
Net property and equipment	119.6	112.2
Total assets	$8,588.8	$9,130.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2023	December 31, 2022
Current Liabilities:
Accounts payable	$2,578.2	$2,831.4
Employee compensation payable	226.0	271.7
Accrued liabilities	563.6	572.6
Accrued payroll taxes and insurance	644.5	746.7
Value added taxes payable	401.8	462.7
Short-term borrowings and current maturities of long-term debt	13.6	26.6
Total current liabilities	4,427.7	4,911.7

Other Liabilities:
Long-term debt	948.5	959.9
Long-term operating lease liability	306.2	266.6
Other long-term liabilities	493.1	534.1
Total other liabilities	1,747.8	1,760.6

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 118,378,414 and 118,028,009 shares, respectively	1.2	1.2
Capital in excess of par value	3,505.0	3,484.2
Retained earnings	3,968.7	3,868.5
Accumulated other comprehensive loss	(483.1)	(458.7)
Treasury stock at cost, 69,266,511 and 67,468,433 shares, respectively	(4,589.1)	(4,447.9)
Total ManpowerGroup shareholders’ equity	2,402.7	2,447.3
Noncontrolling interests	10.6	10.8
Total shareholders’ equity	2,413.3	2,458.1
Total liabilities and shareholders’ equity	$8,588.8	$9,130.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues from services	$4,675.6	$4,800.9	$14,284.0	$15,018.3
Cost of services	3,853.7	3,922.4	11,736.7	12,321.5
Gross profit	821.9	878.5	2,547.3	2,696.8
Selling and administrative expenses	752.1	717.0	2,252.0	2,215.9
Operating profit	69.8	161.5	295.3	480.9
Interest and other expenses, net	15.1	4.7	34.4	14.1
Earnings before income taxes	54.7	156.8	260.9	466.8
Provision for income taxes	24.4	45.5	87.6	141.7
Net earnings	$30.3	$111.3	$173.3	$325.1
Net earnings per share – basic	$0.61	$2.15	$3.46	$6.18
Net earnings per share – diluted	$0.60	$2.13	$3.42	$6.10
Weighted average shares – basic	49.5	51.7	50.1	52.6
Weighted average shares – diluted	50.1	52.3	50.7	53.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net earnings	$30.3	$111.3	$173.3	$325.1
Other comprehensive income (loss):
Foreign currency translation	(50.8)	(147.9)	7.2	(305.9)
Translation adjustments of long-term intercompany loans	(0.5)	(0.4)	(0.6)	1.1
Adjustments on derivative instruments, net of income taxes of $8.5, $15.5, $0.5 and $36.2, respectively	28.6	86.4	(27.9)	158.0
Unrealized adjustment on interest rate swap	(0.1)	(0.1)	(0.3)	1.9
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.2, $0.2, $0.2 and $0.5, respectively	(0.8)	0.3	(2.8)	1.1
Total other comprehensive loss	(23.6)	(61.7)	(24.4)	(143.8)
Comprehensive income	$6.7	$49.6	$148.9	$181.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net earnings	$173.3	$325.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64.3	63.9
Loss on sales of subsidiaries, net	1.3	3.9
Deferred income taxes	12.3	1.5
Provision for doubtful accounts	5.4	7.2
Share-based compensation	20.0	29.2
Changes in operating assets and liabilities:
Accounts receivable	460.2	195.9
Other assets	(51.3)	5.3
Other liabilities	(451.0)	(342.8)
Cash provided by operating activities	234.5	289.2

Cash Flows from Investing Activities:
Capital expenditures	(55.1)	(55.9)
Acquisition of businesses, net of cash acquired	—	(16.4)
Net proceeds from the sales of subsidiaries and property and equipment	2.6	7.0
Cash used in investing activities	(52.5)	(65.3)

Cash Flows from Financing Activities:
Net change in short-term borrowings	(13.7)	(1.5)
Net repayments of revolving debt facility	—	(75.0)
Proceeds from long-term debt	0.7	421.1
Repayments of long-term debt	(0.7)	(412.1)
Payments for debt issuance costs	—	(2.4)
Proceeds from derivative settlement	—	2.0
Payments of contingent consideration for acquisitions	—	(1.7)
Proceeds from share-based awards	1.8	0.4
Payments to noncontrolling interests	(0.6)	(1.0)
Other share-based award transactions	(10.3)	(8.4)
Repurchases of common stock	(129.8)	(245.0)
Dividends paid	(73.1)	(71.2)
Cash used in financing activities	(225.7)	(394.8)

Effect of exchange rate changes on cash	(24.2)	(149.4)
Change in cash and cash equivalents	(67.9)	(320.3)

Cash and cash equivalents, beginning of period	639.0	847.8
Cash and cash equivalents, end of period	$571.1	$527.5

Supplemental Cash Flow Information:
Interest paid	$63.2	$30.9
Income taxes paid, net	$141.7	$150.9
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$107.2	$37.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2022	118,028,009	$1.2	$3,484.2	$3,868.5	$(458.7)	$(4,447.9)	$10.8	$2,458.1
Net earnings				77.8				77.8
Other comprehensive gain					7.1			7.1
Issuances under equity plans	336,079		1.3			(9.9)		(8.6)
Share-based compensation expense			5.1					5.1
Repurchases of common stock, including excise tax						(30.3)		(30.3)
Noncontrolling interest transactions							0.2	0.2
Balance, March 31, 2023	118,364,088	$1.2	$3,490.6	$3,946.3	$(451.6)	$(4,488.1)	$11.0	$2,509.4
Net earnings				65.2				65.2
Other comprehensive loss					(7.9)			(7.9)
Issuances under equity plans	854		(0.2)			0.1		(0.1)
Share-based compensation expense			6.9					6.9
Dividends				(73.1)				(73.1)
Repurchases of common stock, including excise tax						(50.2)		(50.2)
Noncontrolling interest transactions							(0.4)	(0.4)
Balance, June 30, 2023	118,364,942	$1.2	$3,497.3	$3,938.4	$(459.5)	$(4,538.2)	$10.6	$2,449.8
Net earnings				30.3				30.3
Other comprehensive loss					(23.6)			(23.6)
Issuances under equity plans	13,472		(0.3)			(0.5)		(0.8)
Share-based compensation expense			8.0					8.0
Repurchases of common stock, including excise tax						(50.4)		(50.4)
Balance, September 30, 2023	$118,378,414	$1.2	$3,505.0	$3,968.7	$(483.1)	$(4,589.1)	$10.6	$2,413.3

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2021	117,762,065	$1.2	$3,444.7	$3,634.6	$(389.4)	$(4,169.4)	$10.0	$2,531.7
Net earnings				91.6				91.6
Other comprehensive loss					(10.2)			(10.2)
Issuances under equity plans	246,804		(0.1)			(8.2)		(8.3)
Share-based compensation expense			10.6					10.6
Repurchases of common stock						(59.9)		(59.9)
Noncontrolling interest transactions							0.6	0.6
Balance, March 31, 2022	118,008,869	$1.2	$3,455.2	$3,726.2	$(399.6)	$(4,237.5)	$10.6	$2,556.1
Net earnings				122.2				122.2
Other comprehensive loss					(71.9)			(71.9)
Issuances under equity plans	1,062		(0.4)			0.1		(0.3)
Share-based compensation expense			11.0					11.0
Dividends				(71.2)				(71.2)
Repurchases of common stock						(100.1)		(100.1)
Noncontrolling interest transactions							(1.0)	(1.0)
Balance, June 30, 2022	118,009,931	$1.2	$3,465.8	$3,777.2	$(471.5)	$(4,337.5)	$9.6	$2,444.8
Net earnings				111.3				111.3
Other comprehensive loss					(61.7)			(61.7)
Issuances under equity plans	14,281		(0.2)			(0.2)		(0.4)
Share-based compensation expense			7.6					7.6
Repurchases of common stock						(85.0)		(85.0)
Noncontrolling interest transactions			(0.9)				0.9	—
Balance, September 30, 2022	118,024,212	$1.2	$3,472.3	$3,888.5	$(533.2)	$(4,422.7)	$10.5	$2,416.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

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

A rollforward of our allowance for doubtful accounts is shown below:

Nine Months Ended September 30, 2023
Balance, December 31, 2022	$109.3
Provisions charged to earnings	5.4
Write-offs	(10.5)
Currency impact and other	(1.4)
Balance, September 30, 2023	$102.8

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

During the third quarter of 2023, we performed our annual impairment test of our goodwill and indefinite-lived intangible assets and determined that there was no impairment of our goodwill or indefinite-lived intangible assets.

The fair value of each reporting unit at the time of our annual impairment test was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the Netherlands reporting unit. The Netherlands reporting unit, which is part of the Northern Europe segment, had a fair value that approximated its carrying value. Key assumptions included in the Netherlands discounted cash flow valuation performed at our 2023 annual impairment test included a discount rate of 12.5%, revenue growth for the next 10 years ranging from -1.2% to 6.4%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.2%.

Management closely monitors the results of the reporting unit and comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting unit. The performance of the Netherlands reporting unit and the potential for future developments in the global economic environment, including the prospect of higher interest rates, introduces a heightened risk for impairment in the Netherlands reporting unit. If management determines that the Netherlands reporting unit cannot improve from its current operating levels and meet its operating targets to achieve the growth and margin assumptions noted above, or if there is continued deterioration in the market due to macroeconomic conditions, some or all of the recorded goodwill for the Netherlands reporting unit, which was $54.4 as of September 30, 2023, could be subject to impairment.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to September 30, 2023, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $31.5 as of September 30, 2023 and $35.6 as of December 31, 2022.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended September 30,
	2023					2022(a)
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$673.6	$5.3	$33.7	$40.0	$752.6	$788.6	$6.2	$54.4	$37.4	$886.6
Other Americas	332.7	11.5	12.0	2.5	358.7	325.5	13.0	13.0	1.7	353.2
	1,006.3	16.8	45.7	42.5	1,111.3	1,114.1	19.2	67.4	39.1	1,239.8
Southern Europe:
France	1,113.8	67.9	12.7	15.5	1,209.9	1,071.8	61.9	12.9	12.9	1,159.5
Italy	388.8	8.0	12.0	4.9	413.7	372.8	6.7	11.1	4.5	395.1
Other Southern Europe	390.4	73.5	14.5	6.7	485.1	390.8	77.0	15.3	2.1	485.2
	1,893.0	149.4	39.2	27.1	2,108.7	1,835.4	145.6	39.3	19.5	2,039.8
Northern Europe	773.8	78.4	36.5	25.5	914.2	815.3	76.1	42.9	19.8	954.1
APME	438.3	93.7	21.4	11.4	564.8	447.8	91.8	38.0	9.3	586.9
	4,111.4	338.3	142.8	106.5	4,699.0	4,212.6	332.7	187.6	87.7	4,820.6
Intercompany Eliminations					(23.4)					(19.7)
Total					$4,675.6					$4,800.9
(a)
Certain service line revenues for the United States and Northern Europe were reclassified for the 2022 comparative period to align with the current period presentation. In the United States, $58.4 was reclassified from Outcome-Based Solutions and Consulting to Staffing and Interim. In Northern Europe, $24.8 was reclassified from Staffing and Interim to Outcome-Based Solutions and Consulting.

	Nine Months Ended September 30,
	2023					2022(b)
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$2,018.9	$14.5	$103.5	$122.4	$2,259.3	$2,384.4	$16.0	$166.6	$112.9	$2,679.9
Other Americas	1,004.6	34.1	35.4	6.8	1,080.9	994.3	37.5	37.1	4.9	1,073.8
	3,023.5	48.6	138.9	129.2	3,340.2	3,378.7	53.5	203.7	117.8	3,753.7
Southern Europe:
France	3,348.3	212.3	45.4	51.4	3,657.4	3,323.2	200.5	45.8	20.6	3,590.1
Italy	1,207.1	27.6	42.3	16.7	1,293.7	1,214.5	24.0	39.3	16.6	1,294.4
Other Southern Europe	1,153.6	231.4	45.9	21.5	1,452.4	1,237.3	258.3	47.0	8.0	1,550.6
	5,709.0	471.3	133.6	89.6	6,403.5	5,775.0	482.8	132.1	45.2	6,435.1
Northern Europe	2,389.2	250.7	119.5	74.9	2,834.3	2,627.4	249.0	135.2	64.1	3,075.7
APME	1,346.4	292.1	96.9	34.7	1,770.1	1,366.5	299.9	115.7	26.7	1,808.8
	12,468.1	1,062.7	488.9	328.4	14,348.1	13,147.6	1,085.2	586.7	253.8	15,073.3
Intercompany Eliminations					(64.1)					(55.0)
Total					$14,284.0					$15,018.3
(b)
Certain service line revenues for the United States and Northern Europe were reclassified for the 2022 comparative period to align with the current period presentation. In the United States, $171.6 was reclassified from Outcome-Based Solutions and Consulting to Staffing and Interim. In Northern Europe, $90.0 was reclassified from Staffing and Interim to Outcome-Based Solutions and Consulting.

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended September 30,
	2023			2022
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$732.9	$19.7	$752.6	$855.7	$30.9	$886.6
Other Americas	350.9	7.8	358.7	345.1	8.1	353.2
	1,083.8	27.5	1,111.3	1,200.8	39.0	1,239.8
Southern Europe:
France	1,198.6	11.3	1,209.9	1,147.8	11.7	1,159.5
Italy	402.7	11.0	413.7	385.0	10.1	395.1
Other Southern Europe	473.1	12.0	485.1	472.9	12.3	485.2
	2,074.4	34.3	2,108.7	2,005.7	34.1	2,039.8
Northern Europe	885.7	28.5	914.2	919.4	34.7	954.1
APME	550.3	14.5	564.8	565.3	21.6	586.9
	4,594.2	104.8	4,699.0	4,691.2	129.4	4,820.6
Intercompany Eliminations			(23.4)			(19.7)
Total			$4,675.6			$4,800.9

	Nine Months Ended September 30,
	2023			2022
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$2,198.6	$60.7	$2,259.3	$2,585.5	$94.4	$2,679.9
Other Americas	1,058.3	22.6	1,080.9	1,050.8	23.0	1,073.8
	3,256.9	83.3	3,340.2	3,636.3	117.4	3,753.7
Southern Europe:
France	3,616.2	41.2	3,657.4	3,548.2	41.9	3,590.1
Italy	1,254.4	39.3	1,293.7	1,258.3	36.1	1,294.4
Other Southern Europe	1,414.7	37.7	1,452.4	1,512.1	38.5	1,550.6
	6,285.3	118.2	6,403.5	6,318.6	116.5	6,435.1
Northern Europe	2,740.1	94.2	2,834.3	2,965.3	110.4	3,075.7
APME	1,713.3	56.8	1,770.1	1,742.9	65.9	1,808.8
	13,995.6	352.5	14,348.1	14,663.1	410.2	15,073.3
Intercompany Eliminations			(64.1)			(55.0)
Total			$14,284.0			$15,018.3

(4) Share-Based Compensation Plans

During the three months ended September 30, 2023 and 2022, we recognized share-based compensation expense of $8.0 and $7.6, respectively, and $20.0 and $29.2 for the nine months ended September 30, 2023 and 2022, respectively. The expense relates to stock options, deferred stock units, restricted stock units and performance share units. Lower expense in the nine months ended September 30, 2023 resulted primarily from lower estimated payouts related to performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $1.8 and $0.4 for the nine months ended September 30, 2023 and 2022, respectively.

(5) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. No cash consideration was paid during the nine months ended September 30, 2023. For the nine months ended September 30, 2022, the total cash consideration paid for acquisitions, net of cash acquired, was $18.1, which primarily represents a consideration payment for the acquisition of Tingari, a talent solutions company in France, and contingent consideration payments associated with previous acquisitions.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. On September 29, 2023, we disposed of our Philippines business in our APME segment for total consideration of $6.5. In connection with the disposition, we recognized a one-time net loss on disposition of $1.3.

(6) Restructuring Costs

During the nine months ended September 30, 2023, we recorded $47.1 in severance restructuring costs and $12.1 in other restructuring costs, primarily consisting of professional and other fees associated with restructuring activities. We did not record any restructuring costs during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we made payments of $31.7 out of our restructuring reserve, which is used for severance, office closures and consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $40.7 reserve will be paid by the end of 2024.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2022	$1.0	$1.0	$11.0	$0.2	$—	$13.2
Severance costs	7.6	9.3	26.5	3.3	0.4	47.1
Other costs	—	0.9	11.2	—	—	12.1
Costs paid	(4.4)	(3.3)	(21.1)	(2.5)	(0.4)	(31.7)
Balance, September 30, 2023	$4.2	$7.9	$27.6	$1.0	$—	$40.7
(a)
Balances related to the United States were $0.6 and $2.7 as of December 31, 2022 and September 30, 2023, respectively.
(b)
Balances related to France were $0.9 and 1.7 as of December 31, 2022 and September 30, 2023, respectively.

In July 2023, we announced our decision to wind down our Proservia managed services business in Germany. We expect to record significant restructuring expense in the fourth quarter of 2023 related to this wind down. A significant portion of the restructuring costs represent payments to impacted employees. A component of these payments are severance related costs amounting to $32.2 agreed with the applicable work councils in October 2023, which will be recorded in the fourth quarter of 2023. Communications are continuing with impacted parties, and we expect additional restructuring costs to be recorded through the end of the fourth quarter of 2023.

(7) Income Taxes

We recorded income tax expense at an effective rate of 44.7% for the three months ended September 30, 2023, as compared to an effective rate of 29.0% for the three months ended September 30, 2022. The 2023 rate was unfavorably impacted by a lower level of pre-tax earnings with a less beneficial mix due in part to restructuring costs recorded in the third quarter of 2023 and favorably impacted by the scheduled reduction in the French business tax rate from 0.75% to 0.375% effective January 1, 2023 and the effective settlement of an income tax audit. In certain countries in which we recorded restructuring costs, we did not recognize a corresponding tax benefit due to the recognition of valuation allowances against anticipated tax losses. The 44.7% effective tax rate for the third quarter of 2023 was higher than the United States Federal statutory rate of 21% primarily due to tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French business tax, and the overall mix of earnings.

We recorded income tax expense at an effective rate of 33.6% for the nine months ended September 30, 2023, as compared to an effective rate of 30.3% for the nine months ended September 30, 2022. The 2023 rate was unfavorably impacted by a lower level of pre-tax earnings with a less beneficial mix due in part to restructuring costs recorded in the second and third quarters of 2023 and favorably impacted by the scheduled reduction in the French business tax rate from 0.75% to 0.375% effective January 1, 2023 and the effective settlement of an income tax audit. The 33.6% effective tax rate for the nine months ended September 30, 2023 was higher than the United States Federal statutory rate of 21% primarily due to tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French business tax, and the overall mix of earnings.

As of September 30, 2023, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $33.8. If recognized, the entire amount would favorably affect the effective tax rate except for $6.0. As of December 31, 2022, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $81.6. In the third quarter of 2023, we effectively settled an income tax audit and reduced our unrecognized tax benefits by $45.3, most of which did not impact tax expense. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2016 through 2023 for our major operations in France, Italy, the United Kingdom and the United States. As of September 30, 2023, we were subject to tax audits in Austria, Belgium, Germany, India, Ireland, Israel, Spain and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net earnings available to common shareholders	$30.3	$111.3	$173.3	$325.1
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	49.5	51.7	50.1	52.6
Effect of dilutive securities - share-based awards	0.6	0.6	0.6	0.7
Weighted-average common shares outstanding - diluted	50.1	52.3	50.7	53.3
Net earnings per share - basic	$0.61	$2.15	$3.46	$6.18
Net earnings per share - diluted	$0.60	$2.13	$3.42	$6.10

There were 0.6 million and 0.7 million share-based awards excluded from the calculation of net earnings per share - diluted for the three months ended September 30, 2023 and 2022, respectively, because their impact was anti-dilutive. There were 0.6 million and 0.5 million share-based awards excluded from the calculation of net earnings per share - diluted for the nine months ended September 30, 2023 and 2022, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	September 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(a)	$1,620.1	$—	$1,620.1	$1,628.1	$—	$1,628.1
Intangible assets:
Finite-lived:
Customer relationships	$817.2	$471.7	$345.5	$818.9	$448.1	$370.8
Other	21.2	21.0	0.2	21.3	20.2	1.1
	838.4	492.7	345.7	840.2	468.3	371.9
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	125.9	—	125.9	125.6	—	125.6
	177.9	—	177.9	177.6	—	177.6
Total intangible assets	$1,016.3	$492.7	$523.6	$1,017.8	$468.3	$549.5
(a)
Balances were net of accumulated impairment loss of $694.2 as of both September 30, 2023 and December 31, 2022.
(b)
Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2023 and December 31, 2022.

Total consolidated amortization expense related to intangible assets for the remainder of 2023 is expected to be $8.5 and in each of the next five years as follows: 2024 - $32.0, 2025 - $30.3, 2026 - $26.8, 2027 - $26.2 and 2028 - $26.2.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate(c)	Total
Balance, December 31, 2022	$1,049.6	$148.2	$234.8	$69.5	$126.0	$1,628.1
Currency impact	(0.2)	(1.6)	(2.2)	(4.0)	—	(8.0)
Balance, September 30, 2023	$1,049.4	$146.6	$232.6	$65.5	$126.0	$1,620.1
(a)
Balances related to the United States were $1,006.5 as of both December 31, 2022 and September 30, 2023.
(b)
Balances related to France were $73.3 and $72.4 as of December 31, 2022 and September 30, 2023, respectively. Balances related to Italy were $3.7 and $3.6 as of December 31, 2022 and September 30, 2023, respectively.
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

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	Defined Benefit Pension Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service cost	$3.9	$4.7	$11.6	$14.7
Interest cost	5.3	2.1	15.8	6.6
Expected return on assets	(4.8)	(3.6)	(14.2)	(11.1)
Net (gain) loss	(0.8)	0.5	(2.5)	1.4
Prior service cost	0.2	0.2	0.5	0.5
Total benefit cost	$3.8	$3.9	$11.2	$12.1

	Retiree Health Care Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest cost	$0.1	$0.1	$0.4	$0.2
Prior service credit	(0.2)	(0.2)	(0.6)	(0.6)
Net loss	—	—	—	0.1
Total benefit credit	$(0.1)	$(0.1)	$(0.2)	$(0.3)

During the three and nine months ended September 30, 2023, contributions made to our pension plans were $4.0 and $14.6, respectively, and contributions made to our retiree health care plan were $0.3 and $0.9, respectively. During 2023, we expect to make total contributions of approximately $20.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	December 31,
	2023	2022
Foreign currency translation	$(362.5)	$(369.7)
Translation loss on long-term intercompany loans, net of income taxes of $19.1 on both dates	(133.4)	(132.8)
Gain on derivative instruments, net of income tax benefit of $(4.8) and $(5.3), respectively	25.5	53.4
Gain on interest rate swap, net of income taxes of $0.4 on both dates	1.1	1.4
Defined benefit pension plans, net of income tax benefit of $(20.1) and $(20.4), respectively	(14.5)	(12.2)
Retiree health care plan, net of income taxes of $1.8 and $1.9, respectively	0.7	1.2
Accumulated other comprehensive loss	$(483.1)	$(458.7)

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. During the three months ended September 30, 2023 and 2022, we recorded an expense of $0.1 and a benefit of $0.1, respectively, and expenses of $0.2 and $0.6 for the nine months ended September 30, 2023 and 2022, respectively.

The Board of Directors declared a semi-annual dividend of $1.47 and $1.36 per share on May 5, 2023 and May 6, 2022, respectively. The 2023 dividends were paid on June 15, 2023 to shareholders of record as of June 1, 2023. The 2022 dividends were paid on June 15, 2022 to shareholders of record as of June 1, 2022.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, with terms consistent with the previous authorizations. This authorization was in addition to the August 2021 and 2019 Board authorizations to repurchase 4.0 million and 6.0 million shares of our common stock, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the nine months ended September 30, 2023, we repurchased a total of 1.7 million shares under the 2021 authorization at a cost of $129.8. During the nine months ended September 30, 2022, we repurchased a total of 2.8 million shares comprised of 1.2 million shares under the 2019 authorization and 1.6 million shares under the 2021 authorization, at a total cost of $245.0. As of September 30, 2023, there were 5.0 million and 0.3 million shares remaining authorized for repurchase under the 2023 authorization and 2021 authorization, respectively, and no shares remaining authorized for repurchase under the 2019 authorization.

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest expense	$21.0	$10.7	$59.7	$31.7
Interest income	(8.0)	(4.4)	(24.5)	(10.0)
Foreign exchange loss	6.0	3.8	14.2	8.9
Miscellaneous income, net	(3.9)	(5.4)	(15.0)	(16.5)
Interest and other expenses, net	$15.1	$4.7	$34.4	$14.1

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

Our €500.0 ($526.6) notes due June 2026 and €400.0 ($419.4) notes due June 2027 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of September 30, 2023.

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

The effect of our net investment hedges on AOCI for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	2023	2022	2023	2022
Euro Notes	$30.6	$61.4	$11.9	$141.2
Cross-currency swaps	6.5	12.2	(10.6)	23.4

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three and nine months ended September 30, 2023 and 2022:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30,		Location of Gain (Loss) Reclassified	Three Months Ended September 30,
Instrument	2023	2022	from AOCI into Income	2023	2022
Cross-currency swaps	$—	$2.2	Interest and other expenses, net	$—	$2.1
Foreign currency forward contracts	—	0.1	Selling and administrative expenses	—	(0.3)
Forward starting interest swap	—	—	Interest and other expenses, net	0.1	0.1

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,		Location of Gain (Loss) Reclassified	Nine Months Ended September 30,
Instrument	2023	2022	from AOCI into Income	2023	2022
Cross-currency swaps	$—	$4.5	Interest and other expenses, net	$—	$4.2
Foreign currency forward contracts	—	(0.2)	Selling and administrative expenses	—	(0.6)
Forward starting interest swap	—	2.0	Interest and other expenses, net	0.3	0.1

We expect the net amount of pre-tax derivative gains included in AOCI at September 30, 2023 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

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

The following tables present the impact that the fair value hedges had on OCI and earnings for the three and nine months ended September 30, 2023 and 2022:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Location of Gain (Loss)	Three Months Ended September 30,
Instrument	2023	2022	Recognized in Income	2023	2022
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(3.3)	$(8.4)
Cross-currency swaps	(0.5)	1.7	Interest and other expenses, net	3.3	8.8

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Nine Months Ended September 30,		Location of Gain (Loss)	Nine Months Ended September 30,
Instrument	2023	2022	Recognized in Income	2023	2022
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(7.4)	$(16.1)
Cross-currency swaps	(2.2)	1.4	Interest and other expenses, net	7.4	16.1

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 was as follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Recognized in Income	2023	2022	2023	2022
Foreign currency forward contracts	Interest and other expenses, net	$(7.3)	$(14.7)	$(4.3)	$(27.9)

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	Assets
		September 30,	December 31,
	Balance Sheet Location	2023	2022
Instruments designated as fair value hedges:
Cross-currency swaps	Accounts Receivable, net	18.6	13.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts Receivable, net	—	0.2
Total instruments		$18.6	$14.0

	Liabilities
		September 30,	December 31,
	Balance Sheet Location	2023	2022
Instruments designated as net investment hedges:
Euro Notes due in 2026	Long-term debt	526.6	532.7
Euro Notes due in 2027	Long-term debt	419.4	423.9
Cross-currency swaps	Accrued liabilities	35.8	25.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	4.8	—
Total instruments		$986.6	$982.4

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $909.1 and $921.7 as of September 30, 2023 and December 31, 2022, respectively, compared to a carrying value of $946.0 and $956.6, respectively.

Our deferred compensation plan assets were $133.5 and $115.3 as of September 30, 2023 and December 31, 2022, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$35.6	$32.1	$106.9	$96.1
Short-term lease expense	1.1	1.7	3.7	4.3
Other lease expense(a)	2.5	1.3	10.4	10.3
Total lease expense	$39.2	$35.1	$121.0	$110.7
(a)
Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$102.6	$93.4
Operating ROU assets obtained in exchange for lease obligations	107.2	37.5

	September 30,	December 31,
Supplemental Balance Sheet Information	2023	2022
Operating Leases
Operating lease ROU assets	$400.1	$365.7

Operating lease liabilities - current(a)	$102.0	$105.5
Operating lease liabilities - long-term	306.2	266.6
Total operating lease liabilities	$408.2	$372.1
(a)
Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

	September 30,
	2023	2022
Weighted Average Remaining Lease Term
Operating leases	5.5 years	5.0 years
Weighted Average Discount Rate
Operating leases	3.6%	2.4%

Maturities of operating lease liabilities as of September 30, 2023 were as follows:

Period Ending September 30, 2023	Operating Leases
2023	$30.1
2024	107.3
2025	80.6
2026	61.8
2027	51.4
2028	41.6
Thereafter	87.1
Total future undiscounted lease payments	459.9
Less imputed interest	(51.7)
Total operating lease liabilities	$408.2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from services:
Americas:
United States (a)	$752.6	$886.6	$2,259.3	$2,679.9
Other Americas	358.7	353.2	1,080.9	1,073.8
	1,111.3	1,239.8	3,340.2	3,753.7
Southern Europe:
France	1,209.9	1,159.5	3,657.4	3,590.1
Italy	413.7	395.1	1,293.7	1,294.4
Other Southern Europe	485.1	485.2	1,452.4	1,550.6
	2,108.7	2,039.8	6,403.5	6,435.1

Northern Europe	914.2	954.1	2,834.3	3,075.7
APME	564.8	586.9	1,770.1	1,808.8
	4,699.0	4,820.6	14,348.1	15,073.3
Intercompany Eliminations	(23.4)	(19.7)	(64.1)	(55.0)
Consolidated (b)	$4,675.6	$4,800.9	$14,284.0	$15,018.3

Operating unit profit: (c)
Americas:
United States	$25.4	$54.7	$82.7	$177.7
Other Americas	12.5	16.4	47.0	47.1
	37.9	71.1	129.7	224.8
Southern Europe:
France	47.9	56.6	142.3	168.5
Italy	27.0	29.0	94.0	93.5
Other Southern Europe	9.5	14.7	30.6	45.2
	84.4	100.3	266.9	307.2

Northern Europe	(30.6)	12.8	(35.3)	26.9
APME	24.2	23.4	71.0	64.9
	115.9	207.6	432.3	623.8
Corporate expenses	(37.4)	(37.0)	(110.8)	(114.8)
Intangible asset amortization expense	(8.7)	(9.1)	(26.2)	(28.1)
Operating profit	69.8	161.5	295.3	480.9
Interest and other expenses, net	(15.1)	(4.7)	(34.4)	(14.1)
Earnings before income taxes	$54.7	$156.8	$260.9	$466.8
(a)
In the United States, revenues from services included fees received from the related franchise offices of $3.1 and $3.7 for the three months ended September 30, 2023 and 2022, respectively, and $8.9 and $9.7 for the nine months ended September 30, 2023 and 2022, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $98.6 and $121.9 for the three months ended September 30, 2023 and 2022, respectively, and $298.7 and $360.8 for the nine months ended September 30, 2023 and 2022, respectively.
(b)
Our consolidated revenues from services include fees received from our franchise offices of $3.8 and $4.4 for the three months ended September 30, 2023 and 2022, respectively, and $11.0 and $11.9 for the nine months ended September 30, 2023 and 2022, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $243.5 and $264.0 for the three months ended September 30, 2023 and 2022, respectively, and $744.3 and $804.8 for the nine months ended September 30, 2023 and 2022, respectively.
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

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of decreased demand, as we experienced in the third quarter of 2023, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues. By contrast, during periods of increased demand we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

In the third quarter of 2023, we continued to observe softening demand for staffing services due to increased economic uncertainty, and we expect this trend to continue. We believe that downside risks to the global economic outlook have continued to increase through the third quarter of 2023 and may worsen in future periods. These economic risks are particularly high in Europe, driven by elevated inflation and higher interest rates. As Europe represents a significant portion of our operations, we continue to monitor economic conditions in our Southern Europe and Northern Europe segments. The Americas market is also experiencing a challenging operating environment, driven primarily by elevated inflation and the United States' sensitivity to rising interest rates, which could impact other countries given the importance of the United States economy. As a result of these factors, we expect the business environment will continue to be challenging for us, especially in North America and Europe, with many companies delaying hiring decisions or reducing their demand for contingent labor. Compounding the challenging business environment, the attack in Israel on October 7, 2023 and the subsequent hostilities in Gaza will negatively impact our operations in Israel, which represent approximately 4.1% of our revenues in the Southern Europe region and 1.8% of our ManpowerGroup revenues. These evolving events are expected to put further pressure on our results for the segment and may increase geopolitical risk and business caution more globally.

During the third quarter of 2023, the United States dollar was weaker, on average, relative to the currencies in many of our key markets, which therefore had a 2.8% favorable impact on revenues from services and an approximately $0.01 per share favorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact the translation of reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the third quarter of 2023 compared to the third quarter of 2022, we experienced a -10.4% revenue decrease in the Americas, primarily driven by decreased demand for our Manpower and Experis staffing/interim services, decreased demand for our Recruitment Process Outsourcing (RPO) permanent recruitment services, a decrease in our TAPFIN - Managed Service Provider (MSP) business as we exited lower margin arrangements and the unfavorable impact of currency exchange rates. During the third quarter of 2023 compared to the third quarter of 2022, we experienced a 3.4% revenue increase in Southern Europe, primarily due to the favorable impact of currency exchange rates and an increase in demand for our Talent Solutions outplacement services. During the third quarter of 2023 compared to the third quarter of 2022, we experienced a -4.2% revenue decrease in Northern Europe, primarily due to a decrease in our Manpower and Experis staffing/interim services. We experienced a -3.8% revenue decrease in APME in the third quarter of 2023 compared to the third quarter of 2022 primarily due to the unfavorable impact of currency exchange rates and decreased demand for our Experis interim services and our RPO permanent recruitment services.

From a brand perspective, we experienced revenue decreases in Manpower, Experis and Talent Solutions in the third quarter of 2023 compared to the third quarter of 2022. In our Manpower brand, the revenue decrease was primarily due to decreased demand for staffing services, especially within the manufacturing sector, and decreased demand for our permanent recruitment services. The revenue decrease in our Experis brand was primarily due to decreased demand for interim services from both enterprise and convenience customer segments, and decreased demand for our permanent recruitment services. On an overall basis, the revenue decrease in our Talent Solutions brand, which includes RPO, MSP and our Right Management offerings, was primarily due to decreased demand for our RPO offerings relative to the prior year period, as the permanent recruitment environment was exceptionally strong during the third quarter of 2022. The decrease was also due to our MSP business, which experienced revenue declines during the quarter, as we exited lower margin arrangements in the current year period and compared to significant activity levels in the prior year period. This revenue decrease in Talent Solutions was partially offset by an increase in demand for our outplacement services under Right Management.

Our gross profit margin decreased in the third quarter of 2023 compared to the third quarter of 2022, primarily due to an unfavorable change in business mix, particularly due to declines in our higher-margin permanent recruitment businesses. The decrease in gross profit margin in the third quarter of 2023 compared to the third quarter of 2022 was partially offset by growth in our higher-margin outplacement offerings within Right Management.

Our operating profit decreased -56.8% in the third quarter of 2023 while our operating profit margin decreased 190 basis points compared to the third quarter of 2022. Excluding restructuring costs of $38.1 million incurred in the third quarter of 2023 and acquisition integration costs of $5.6 million incurred in the third quarter of 2022, our operating profit decreased -35.5% while operating profit margin decreased 120 basis points compared to the third quarter of 2022. The operating profit margin decreased primarily because we did not reduce selling and administrative expenses for the quarter at the same rate as the decline in revenues and gross profit.

During the quarter we initiated significant restructuring actions on businesses heavily impacted by the continuing decline in activity. With these actions, we expect our overall cost structure to go down and will continue to monitor expenses closely to maintain the benefit of our efforts to optimize our organizational cost structures, while investing appropriately to support the ability of the business to grow in the future and enhance our productivity, technology and digital capabilities. We are focused on managing costs as efficiently as possible in the short term while continuing to progress transformational actions aligned with our strategic priorities.

Operating Results - Three Months Ended September 30, 2023 and 2022

The following table presents selected consolidated financial data for the three months ended September 30, 2023 as compared to 2022.

(in millions, except per share data)	2023	2022	Variance	Constant Currency Variance
Revenues from services	$4,675.6	$4,800.9	(2.6)%	(5.4)%
Cost of services	3,853.7	3,922.4	(1.8)%	(4.6)%
Gross profit	821.9	878.5	(6.4)%	(9.0)%
Gross profit margin	17.6%	18.3%
Selling and administrative expenses	752.1	717.0	4.9%	2.0%
Operating profit	69.8	161.5	(56.8)%	(57.9)%
Operating profit margin	1.5%	3.4%
Interest and other expenses, net	15.1	4.7	215.6%
Earnings before income taxes	54.7	156.8	(65.1)%	(65.8)%
Provision for income taxes	24.4	45.5	(46.2)%
Effective income tax rate	44.7%	29.0%
Net earnings	$30.3	$111.3	(72.8)%	(73.3)%
Net earnings per share – diluted	$0.60	$2.13	(71.7)%	(72.2)%
Weighted average shares – diluted	50.1	52.3	(4.1)%

The year-over-year decrease in revenues from services of -2.6% (-5.4% in constant currency) was attributed to:

•
a revenue decrease in the Americas of -10.4% (-7.0% in constant currency) primarily due to a decreased demand for our Manpower and Experis staffing/interim services, decreased demand for our RPO permanent recruitment services, a decrease in our MSP business as we exited lower margin arrangements, and the unfavorable impact of foreign currency exchange rates, partially offset by an increase in demand for our Talent Solutions outplacement services. The United States, our largest market in the Americas, experienced a revenue decrease of -15.1% primarily driven by decreased demand for our Experis and Manpower staffing/interim services, decreased demand for our RPO permanent recruitment services and a decrease in our MSP business as we exited lower margin arrangements, partially offset by an increase in demand for our Talent Solutions outplacement services;
•
a revenue decrease in Northern Europe of -4.2% (-9.5% in constant currency), primarily due to decreased demand for our Manpower and Experis staffing/interim services and a -15.7% decrease (-21.2% in constant currency) in our permanent recruitment business, partially offset by the increased demand for our Talent Solutions outplacement services. Within the Northern Europe region, we experienced revenue decreases in the United Kingdom and the Nordics of -10.3% and -16.9%, respectively (-16.6% and -14.6%, respectively, in constant currency). These decreases were partially offset by revenue increases in the Netherlands, Germany and Belgium of 0.6%, 11.1% and 12.3%, respectively (-6.9%, 2.8% and 4.0%, respectively, in constant currency); and
•
a revenue decrease in APME of -3.8% (-1.6% in constant currency) primarily due to the unfavorable impact of currency exchange rates, decreased demand for our Experis interim services and decreased demand for RPO permanent recruitment services, partially offset by increased demand for our Manpower staffing services, particularly in Japan, and our Talent Solutions outplacement services; partially offset by

•
a revenue increase in Southern Europe of 3.4% (decrease of -3.4% in constant currency and -3.3% in organic constant currency) which was primarily due to the favorable impact of currency exchange rates and an increase in demand for our Talent Solutions outplacement services, partially offset by a decrease in demand for our Manpower staffing services. France, the largest market in Southern Europe, experienced a revenue increase of 4.4% (decrease of -3.4% in constant currency), which was primarily due to the favorable impact of currency exchange rates and an increase in demand for our Talent Solutions outplacement services. The increase in France was partially offset by decreased demand for our Manpower staffing services as clients reduced demand for our services in certain sectors, primarily construction and logistics. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 4.7% (decrease of -3.1% in constant currency), which was primarily due to the favorable impact of foreign currency exchange rates and increased demand for our Experis consulting services, partially offset by decreased demand for our Manpower staffing services.

The year-over-year 70 basis point decrease in gross profit margin was primarily attributed to:

•
a 70 basis point unfavorable impact from decreases to permanent recruitment, including Talent Solutions RPO, as permanent hiring demand continued to soften and experienced reduced levels from the significant activity in the prior year period;
•
a 20 basis point unfavorable impact due to decreases in our Experis solutions margins; and
•
a 10 basis point unfavorable impact from the decrease in staffing/interim margins due to mix shifts as pricing remained strong; partially offset by
•
a 30 basis point favorable impact from increases in Right Management career transition within Talent Solutions as outplacement activity increased significantly.

The 4.9% increase in selling and administrative expenses in the third quarter of 2023 (2.0% in constant currency and 2.1% in organic constant currency) was primarily attributed to:

•
a 23.5% increase (20.1% in constant currency and 20.3% in organic constant currency) in non-personnel costs, due to consulting and outside services and software maintenance costs related to various transformation initiatives and office leases, partially offset by decreases to other office and travel and entertainment costs as a result of lower activity;
•
restructuring costs of $38.1 million incurred in the third quarter of 2023, primarily related to headcount reductions and professional and other fees associated with restructuring activities; and
•
a 2.9% increase due to the impact of changes in currency exchange rates; partially offset by
•
a -2.5% decrease (-5.2% in constant currency and -5.1% in organic constant currency) in personnel costs, due to a decrease in bonuses and sales commissions costs and a decrease in salary-related costs due to a reduction in head count; and
•
the nonrecurrence of $5.6 million in acquisition integration costs incurred in the third quarter of 2022.

Selling and administrative expenses as a percent of revenues increased 120 basis points in the third quarter of 2023 compared to the third quarter of 2022 due primarily to:

•
a 50 basis point unfavorable impact as non-personnel costs increased, primarily due to consulting and outside services and software maintenance costs related various transformation initiatives; and
•
an 80 basis point unfavorable impact as a result of the restructuring costs incurred in the third quarter of 2023; partially offset by
•
a 10 basis point favorable impact due to the nonrecurrence of acquisition integration costs from 2022.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $13.0 million in the third quarter of 2023 compared to $6.3 million in the third quarter of 2022 primarily due to the higher interest cost on pension obligations and increased revolver borrowings at a higher interest rate during the period. Foreign exchange loss, net was $6.0 million in the third quarter of 2023 compared to $3.8 million in the third quarter of 2022 primarily due to non-cash currency translation loss related to our Argentina business. Argentina is required to be treated as a hyperinflationary economy for accounting purposes and the non-cash currency translation losses reflected the devaluation of the Argentine peso during the quarter. This is a non-cash accounting charge as our Argentina business operates in their local currency. Miscellaneous income, net was $3.9 million in the third quarter of 2023 compared to $5.4 million in the third quarter of 2022 primarily due to a translation loss on the sale of our Philippines business.

We recorded income tax expense at an effective rate of 44.7% for the three months ended September 30, 2023, as compared to an effective rate of 29.0% for the three months ended September 30, 2022. The 2023 rate was unfavorably impacted by a lower level of pre-tax earnings with a less beneficial mix due in part to restructuring costs recorded in the third quarter of 2023 and favorably impacted by the scheduled reduction in the French business tax rate from 0.75% to 0.375% effective January 1, 2023 and the effective settlement of an income tax audit. In certain countries in which we recorded restructuring costs, we did not recognize a corresponding tax benefit due to the recognition of valuation allowances against anticipated tax losses. The 44.7% effective tax rate for the third quarter of 2023 was higher than the United States Federal statutory rate of 21% primarily due to tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French business tax, and the overall mix of earnings.

Net earnings per share - diluted was $0.60 in the third quarter of 2023 compared to $2.13 in the third quarter of 2022. Restructuring costs recorded in the third quarter of 2023 unfavorably impacted net earnings per share - diluted by approximately $0.68, net of tax, in the third quarter of 2023. Non-cash currency translation loss related to our Argentina business in the third quarter of 2023 unfavorably impacted net earnings per share - diluted by approximately $0.07, net of tax, in the third quarter of 2023. Other Expense losses related to the deconsolidation of our Philippines business unfavorably impacted net earnings per share - diluted by approximately $0.03, net of tax, in the third quarter of 2023. Foreign currency exchange rates favorably impacted net earnings per share - diluted by approximately $0.01 per share in the third quarter of 2023.

Weighted average shares - diluted decreased to 50.1 million in the third quarter of 2023 from 52.3 million in the third quarter of 2022. This decrease was due to the impact of share repurchases completed since the third quarter of 2022, partially offset by grants of share-based awards.

Operating Results - Nine Months Ended September 30, 2023 and 2022

The following table presents selected consolidated financial data for the nine months ended September 30, 2023 as compared to 2022.

(in millions, except per share data)	2023	2022	Variance	Constant Currency Variance
Revenues from services	$14,284.0	$15,018.3	(4.9)%	(3.6)%
Cost of services	11,736.7	12,321.5	(4.7)%	(3.5)%
Gross profit	2,547.3	2,696.8	(5.5)%	(4.4)%
Gross profit margin	17.8%	18.0%
Selling and administrative expenses	2,252.0	2,215.9	1.6%	2.5%
Operating profit	295.3	480.9	(38.6)%	(36.3)%
Operating profit margin	2.1%	3.2%
Interest and other expenses, net	34.4	14.1	143.1%
Earnings before income taxes	260.9	466.8	(44.1)%	(41.6)%
Provision for income taxes	87.6	141.7	(38.2)%
Effective income tax rate	33.6%	30.3%
Net earnings	$173.3	$325.1	(46.7)%	(44.3)%
Net earnings per share – diluted	$3.42	$6.10	(44.0)%	(41.5)%
Weighted average shares – diluted	50.7	53.3	(4.9)%

The year-over-year decrease in revenues from services of -4.9% (-3.6% in constant currency and -3.7% in organic constant currency) was attributed to:

•
a revenue decrease in the Americas of -11.0% (-7.5% in constant currency) primarily due to the decreased demand for our Manpower and Experis staffing/interim business, decreased demand for our RPO permanent recruitment services and a decrease in our MSP business as we exited lower margin arrangements, partially offset by the increase in demand for our Talent Solutions outplacement services. The United States, our largest market in the Americas, experienced a revenue decrease of -15.7% primarily driven by decreased demand for our Manpower and Experis staffing/interim services, decreased demand for our RPO permanent recruitment services and a decrease in our MSP business as we exited lower margin arrangements, partially offset by an increase in demand for our Talent Solutions outplacement services;
•
a revenue decrease in Southern Europe of -0.5% (-1.9% in constant currency and -2.1% in organic constant currency) which was primarily due to decreased demand for our Manpower staffing services, partially offset by the favorable impact of changes in currency exchange rates and an increase in demand for our Talent Solutions outplacement services. France, the largest market in Southern Europe, experienced a revenue increase of 1.9% (zero in constant currency and decrease of -0.6% in organic constant currency), which was primarily due to the favorable impact of changes in currency exchange rates and an increase in demand for our Talent Solutions outplacement services, partially offset by decreased demand for our Manpower staffing services. Italy, our second-largest market in Southern Europe, experienced a revenue decrease of -0.1% (-1.8% in constant currency), which was primarily due to a decrease in demand for our Manpower and Experis staffing/interim services due to the impact of significant revenue growth in the prior year period. The decrease in Italy was partially offset by the favorable impact of foreign currency exchange rates, a 7.6% increase (6.2% in constant currency) in our permanent recruitment business and increased demand for our Experis consulting services;
•
a revenue decrease in Northern Europe of -7.8% (-6.5% in constant currency and -6.3% in organic constant currency), which was primarily due to decreased demand for our Manpower and Experis staffing/interim services, a -11.2% decrease (-9.8% in constant currency) in our permanent recruitment business and the unfavorable impact of foreign currency exchange rates, partially offset by increased demand for our Talent Solutions outplacement services and our MSP business. Within Northern Europe, we experienced revenue decreases in the United Kingdom, Nordics, and the Netherlands of -14.0%, -14.0% and -4.9%, respectively (-12.8%, -6.6% and -6.4%, respectively, in constant currency). These decreases were partially offset by revenue increases in Germany and Belgium of 4.5% and 4.5%, respectively (2.7% and 2.3%, respectively, in constant currency); and
•
a revenue decrease in APME of -2.1% (increase of 3.4% in constant currency) primarily due to the unfavorable impact of foreign currency exchange rates and decreased demand for our Experis interim services, partially offset by increased demand for our Manpower staffing services, particularly in Japan, and our Talent Solutions outplacement services.

The year-over-year 20 basis point decrease in gross profit margin was primarily attributed to:

•
a 40 basis point unfavorable impact due to decreases in permanent recruitment, including Talent Solutions RPO, as permanent hiring demand continued to soften and experienced reduced levels from the significant activity in the prior year period; and
•
a 20 basis point unfavorable impact due to decreases in our Experis solutions margins; partially offset by
•
a 30 basis point favorable impact from a change in business mix as the higher-margin Right Management outplacement business represented a higher percentage of the revenue mix; and
•
a 10 basis point favorable impact from the improvement in the staffing/interim margins.

The 1.6% increase in selling and administrative expenses in the nine months ended September 30, 2023 (2.5% in constant currency and 2.2% in organic constant currency) was primarily attributed to:

•
an 11.0% increase (11.8% in constant currency and 11.1% in organic constant currency) in non-personnel costs, due to an increase in costs related to office leases, software and software maintenance related costs, and consulting and outside services costs associated with our technology and back-office transformation initiatives, partially offset by a decrease in costs related to other office related costs and bad debt; and
•
restructuring costs of $59.2 million incurred in the nine months ended September 30, 2023, primarily related to headcount reductions; partially offset by
•
a -2.2% decrease (-1.3% in constant currency and -1.4% in organic constant currency) in personnel costs due to a decrease in bonuses and sales commissions costs, partially offset by an increase in salary-related costs due to inflation;
•
a -0.9% decrease due to the impact of changes in currency exchange rates;
•
a loss on the disposition of our Russia business of $9.7 million incurred in the nine months ended September 30, 2022; and
•
the nonrecurrence of $12.0 million in acquisition integration costs incurred in the nine months ended September 30, 2022.

Selling and administrative expenses as a percent of revenues increased 100 basis points in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due primarily to:

•
a 40 basis point unfavorable impact as non-personnel costs increased, due to investments in consulting and outside services related to various transformation projects and an increase in office lease costs;
•
a 40 basis point unfavorable impact as a result of the restructuring costs incurred in the nine months ended September 30, 2023;
•
a 30 basis point unfavorable impact as personnel costs increased, due to the investment in incremental recruiters and sales talent in certain markets where we see opportunities, without a similar rate of increase in revenues; and
•
a 10 basis point unfavorable impact from changes in currency exchange rates; partially offset by
•
a 20 basis point favorable impact due to the nonrecurrence of acquisition integration costs and the disposition of our Russia business in the nine months ended September 30, 2022.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $35.2 million in the first nine months of 2023 compared to $21.7 million in the first nine months of 2022 primarily due to the higher interest cost on pension obligations and increased revolver borrowings at a higher interest rate during the period. Miscellaneous income, net was $15.0 million in the first nine months of 2023 compared to $16.5 million in the first nine months of 2022 primarily due to a translation loss on the sale of our Philippines business. Foreign exchange loss, net was $14.2 million in the first nine months of 2023 compared to $8.9 million in the first nine months of 2022 primarily due to non-cash currency translation loss related to our Argentina business. Argentina is required to be treated as a hyperinflationary economy for accounting purposes and the non-cash currency translation losses reflected the devaluation of the Argentine peso during the first nine months of 2023. This is a non-cash accounting charge as our Argentina business operates in their local currency.

We recorded income tax expense at an effective rate of 33.6% for the nine months ended September 30, 2023, as compared to an effective rate of 30.3% for the nine months ended September 30, 2022. The 2023 rate was unfavorably impacted by a lower level of pre-tax earnings with a less beneficial mix due in part to restructuring costs recorded in the second and third quarters of 2023 and favorably impacted by the scheduled reduction in the French business tax rate from 0.75% to 0.375% effective January 1, 2023 and the effective settlement of an income tax audit. The 33.6% effective tax rate for the nine months ended September 30, 2023 was higher than the United States Federal statutory rate of 21% primarily due to tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French business tax, and the overall mix of earnings.

Net earnings per share - diluted was $3.42 in the first nine months of 2023 compared to $6.10 in the first nine months of 2022. Restructuring costs recorded in the first nine months of 2023 unfavorably impacted net earnings per share - diluted by approximately $1.00, net of tax, in the first nine months of 2023. Foreign currency exchange rates unfavorably impacted net earnings per share - diluted by approximately $0.15 per share in the first nine months of 2023. Non-cash currency translation losses related to our Argentina business in the first nine months of 2023 unfavorably impacted net earnings per share - diluted by approximately $0.13, net of tax, in the first nine months of 2023. Other expense losses related to the deconsolidation of our Philippines business unfavorably impacted net earnings per share - diluted by approximately $0.03, net of tax, in the first nine months of 2023.

Weighted average shares - diluted decreased to 50.7 million in the first nine months of 2023 from 53.3 million in the first nine months of 2022. This decrease was due to the impact of share repurchases completed since the first nine months of 2022, partially offset by grants of share-based awards.

Segment Operating Results

Americas

In the Americas, revenues from services decreased -10.4% (-7.0% in constant currency) in the third quarter of 2023 compared to the third quarter of 2022. In the United States (which represents 68% of the Americas' revenues), revenues from services decreased -15.1% in the third quarter of 2023 compared to the third quarter of 2022, primarily driven by a decrease in demand for our Experis and Manpower staffing/interim services, decreased demand for our RPO permanent recruitment services and a decrease in our MSP business as we exited lower margin arrangements, partially offset by an increase in demand for our Talent Solutions outplacement services. In Other Americas, revenues from services increased 1.6% (13.3% in constant currency) in the third quarter of 2023 compared to the third quarter of 2022 primarily due to increased demand for our Manpower staffing services, partially offset by the unfavorable impact of currency exchange rates and decreased demand for our Experis Interim services. The constant currency increase in Other Americas was primarily due to inflation in Argentina. The increase in Other Americas was driven by revenue increases in Mexico and Argentina of 20.7% and 9.7%, respectively (1.8% and 150.6%, respectively, in constant currency), partially offset by a decrease in revenues in Canada of -16.6% (-14.3% in constant currency).

In the Americas, revenues from services decreased -11.0% (-7.5% in constant currency) in the first nine months of 2023 compared to the first nine months of 2022. In the United States, revenues from services decreased -15.7% in the first nine months of 2023 compared to the first nine months of 2022, primarily driven by decreased demand for our Manpower and Experis staffing/interim services, decreased demand for our RPO permanent recruitment services and a decrease in our MSP business as we exited lower margin arrangements, partially offset by an increase in demand for our Talent Solutions outplacement services. In Other Americas, revenues from services increased 0.7% (13.0% in constant currency) in the first nine months of 2023 compared to the first nine months of 2022 primarily due increased demand for our Manpower staffing services, partially offset by the unfavorable impact of foreign currency exchange rates and decreased demand for our Experis interim services. The constant currency increase in Other Americas was primarily due to inflation in Argentina. The increase in Other Americas was driven by revenue increases in Mexico and Argentina of 13.8% and 19.2%, respectively (decrease of -0.2% and increase of 140.2%, respectively, in constant currency), partially offset by a revenue decrease in Canada of -14.3% (-10.1% in constant currency).

Gross profit margin decreased in the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022 primarily due to decreases in our higher-margin permanent recruitment business, partially offset by a higher percentage of the revenue mix coming from our higher-margin Talent Solutions outplacement business and increased margins in our staffing/interim business.

Selling and administrative expenses decreased -5.2% (-3.9% in constant currency) in the third quarter of 2023 compared to the third quarter of 2022, primarily due to a decrease in salaries from a reduction in headcount, a decrease in bonuses and sales commissions as a result of decreased profitability in certain markets and zero acquisition integration costs in the third quarter of 2023 compared to acquisition transaction costs of $5.6 million in the third quarter of 2022. The decreases were partially offset by $6.0 million in restructuring costs incurred in the third quarter of 2023 compared to zero in the third quarter of 2022. The restructuring charges in the third quarter of 2023 were primarily related to headcount reductions in the United States, Mexico and Canada.

Selling and administrative expenses decreased -4.6% (-3.1% in constant currency) in the first nine months of 2023 compared to the first nine months of 2022, primarily due to a decrease in bonuses and sales commissions as a result of decreased profitability in certain markets, a decrease in salaries from a reduction in headcount and zero acquisition integration costs in the first nine months of 2023 compared to acquisition integration costs of $12.0 million in the first nine months of 2022. The decreases were partially offset by $7.6 million in restructuring costs incurred in the nine months ended September 30, 2023 compared to zero in the nine months ended September 30, 2022. The restructuring charges in the first nine months of 2023 were primarily related to headcount reductions in the United States, Mexico and Canada.

Operating Unit Profit (“OUP”) margin in the Americas decreased to 3.4% in the third quarter of 2023 from 5.7% in the third quarter of 2022. In the United States, OUP margin decreased to 3.4% in the third quarter of 2023 from 6.2% in the third quarter of 2022 primarily due to a decrease in our gross profit margin as we saw decreases in our higher-margin permanent recruitment and Manpower staffing services and an increase in our selling and administrative expenses as a percent of revenue. Other Americas OUP margin decreased to 3.5% in the third quarter of 2023 from 4.6% in the third quarter of 2022 primarily due to an increase in our selling and administrative expenses as a percent of revenue, partially offset by an increase in our gross profit margin as we saw increases in our higher-margin Experis interim services.

Operating Unit Profit (“OUP”) margin in the Americas decreased to 3.9% in the first nine months of 2023 from 6.0% in the first nine months of 2022. In the United States, OUP margin decreased to 3.7% in the first nine months of 2023 from 6.6% in the first nine months of 2022 primarily due an increase in our selling and administrative expenses as a percent of revenue and a decrease in our gross profit margin as we saw decreases in our higher-margin permanent recruitment and Manpower staffing services. Other Americas OUP margin decreased to 4.3% in the first nine months of 2023 from 4.4% in the first nine months of 2022 primarily due to an increase in our selling and administrative expenses as a percent of revenue, partially offset by an increase in our gross profit margin as we saw increases in our higher-margin Experis interim services.

Southern Europe

In Southern Europe, revenues from services increased 3.4% (decrease of -3.4% in constant currency and -3.3% in organic constant currency) in the third quarter of 2023 compared to the third quarter of 2022. In France (which represents 57% of Southern Europe’s revenues), revenues from services increased 4.4% (decrease of -3.4% in constant currency) in the third quarter of 2023 compared to the third quarter of 2022. In Italy (which represents 20% of Southern Europe’s revenues), revenues from services increased 4.7% (decrease of -3.1% in constant currency) in the third quarter of 2023 compared to the third quarter of 2022. The increase in France is primarily due to the favorable impact of currency exchange rates and increased demand for our Talent Solutions outplacement services. The increase in France was partially offset by decreased demand for our Manpower staffing services as clients reduced demand for our services in certain sectors, primarily construction and logistics. The increase in Italy was primarily due to the favorable impact of foreign currency exchange rates and increased demand for our Experis consulting services, partially offset by decreased demand for our Manpower staffing services. In Other Southern Europe, revenues from services remained flat (decrease of -3.7% in constant currency) during the third quarter of 2023 compared to the third quarter of 2022, primarily due to decreased demand for our Manpower staffing services, partially offset by the favorable impact of currency exchange rates. The results in Other Southern Europe were driven by a revenue increase in Spain of 2.2% (decrease of -5.5% in constant currency), partially offset by a revenue decrease in Switzerland of -0.4% (-8.9% in constant currency).

In Southern Europe, revenues from services decreased -0.5% (-1.9% in constant currency and -2.1% in organic constant currency) in the first nine months of 2023 compared to the first nine months of 2022. In France, revenues from services increased 1.9% (0.0% in constant currency and -0.6% in organic constant currency) in the first nine months of 2023 compared to the first nine months of 2022. In Italy, revenues from services decreased -0.1% (-1.8% in constant currency) in the first nine months of 2023 compared to the first nine months of 2022. The increase in France is primarily due to the favorable impact of foreign currency exchange rates and an increase in demand for our Talent Solutions outplacement services, partially offset by decreased demand for our Manpower staffing services. The decrease in Italy was primarily due to the decrease in demand for our Manpower and Experis staffing/interim services due to the impact of significant revenue growth in the prior year period. The decrease in Italy was partially offset by the favorable impact of foreign currency exchange rates, a 7.6% increase (6.2% in constant currency) in our permanent recruitment business and increased demand for our Experis consulting services. In Other Southern Europe, revenues from services decreased -6.3% (-6.4% in constant currency) during the first nine months of 2023 compared to the first nine months of 2022, primarily due to decreased demand for our Manpower staffing services. The decrease in Other Southern Europe was driven by revenue decreases in Spain and Switzerland of -11.5% and -2.8%, respectively (-13.1% and -7.9%, respectively, in constant currency).

Gross profit margin was stable in the third quarter of 2023 compared to the third quarter of 2022. The stability was primarily due to an increase in our higher-margin Talent Solutions outplacement services which balanced out the unfavorable impact of a decrease in our Manpower and Experis staffing/interim services.

Gross profit margin increased in the first nine months of 2023 compared to the first nine months of 2022. The increase was primarily due to the impact of a higher percentage of the revenue mix coming from our higher-margin Talent Solutions Outplacement services and increased margins in our staffing/interim business.

Selling and administrative expenses increased 12.7% (5.4% in constant currency and 5.7% in organic constant currency) during the third quarter of 2023 compared to the third quarter of 2022 primarily due to the increase in salary-related costs, $3.8 million in restructuring costs incurred in the third quarter of 2023 compared to zero in the third quarter of 2022 and the unfavorable impact of currency exchange rates. The restructuring charges in the third quarter of 2023 were primarily related to headcount reductions in the regional head office and in France.

Selling and administrative expenses increased 8.7% (7.3% in constant currency and 6.2% in organic constant currency) during the first nine months of 2023 compared to the first nine months of 2022 primarily due to the increase in salary-related costs, $10.2 million in restructuring costs incurred in the first nine months of 2023 compared to zero in the first nine months of 2022 and the unfavorable impact of currency exchange rates, partially offset by a decrease in bonuses and sales commissions as a result of decreased profitability in certain markets. The restructuring charges in the first nine months of 2023 were primarily related to headcount reductions in Spain of $6.2 million, as well as in the regional head office and in France.

OUP margin in Southern Europe decreased to 4.0% in the third quarter of 2023 from 4.9% in the third quarter of 2022. In France, the OUP margin decreased to 4.0% for the third quarter of 2023 compared to 4.9% for the third quarter of 2022. The decrease in France was due to an increase in our selling and administrative expenses as a percent of revenue. In Italy, the OUP margin decreased to 6.5% for the third quarter of 2023 from 7.3% for the third quarter of 2022 primarily due to an increase in our selling and administrative expenses as a percent of revenue, partially offset by an increase in gross profit margin. In Other Southern Europe, the OUP margin decreased to 2.0% for the third quarter of 2023 from 3.0% for the third quarter of 2022 primarily due to an increase in our selling and administrative expenses as a percent of revenue and a decrease to our gross profit margin.

OUP margin in Southern Europe decreased to 4.2% in the first nine months of 2023 from 4.8% in the first nine months of 2022. In France, the OUP margin was 3.9% for the first nine months of 2023 compared to 4.7% for the first nine months of 2022. The decrease in France was primarily due to decreased operating leverage as we saw an increase in our selling and administrative expenses as a percent of revenue. In Italy, the OUP margin increased to 7.3% for the first nine months of 2023 from 7.2% for the first nine months of 2022 primarily due to an increase in the gross profit margin, partially offset by an increase in our selling and administrative expenses as a percent of revenue. In Other Southern Europe, the OUP margin decreased to 2.1% for the first nine months of 2023 from 2.9% for the first nine months of 2022 primarily due to an increase in our selling and administrative expenses as a percent of revenue, partially offset by an increase in gross profit margin.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 35%, 20%, 15%, 10% and 9%, respectively, of Northern Europe’s revenues). In the Northern Europe region, revenues from services decreased -4.2% (-9.5% in constant currency) in the third quarter of 2023 compared to the third quarter of 2022. We experienced revenue decreases in the United Kingdom and the Nordics of -10.3% and -16.9%, respectively (-16.6% and -14.6%, respectively, in constant currency). These decreases were partially offset by revenue increases in Germany, the Netherlands and Belgium of 11.1%, 0.6% and 12.3%, respectively (2.8%, -6.9% and 4.0%, respectively, in constant currency). The revenue decrease in Northern Europe was primarily due to decreased demand for our Manpower and Experis staffing/interim services and the -15.7% decrease (-21.2% in constant currency) in our permanent recruitment business, partially offset by the favorable impact of foreign currency exchange rates and the increased demand for our Talent Solutions outplacement services.

In the Northern Europe region, revenues from services decreased -7.8% (-6.5% in constant currency and -6.3% in organic constant currency) in the first nine months of 2023 compared to the first nine months of 2022. We experienced revenue decreases in the United Kingdom, Nordics, and the Netherlands of -14.0%, -14.0% and -4.9%, respectively (-12.8%, -6.6% and -6.4%, respectively, in constant currency). These decreases were partially offset by revenue increases in Germany and Belgium of 4.5% and 4.5%, respectively (2.7% and 2.3%, respectively, in constant currency). The revenue decrease in Northern Europe was primarily due to decreased demand for our Manpower and Experis staffing/interim services, a -11.2% decrease (-9.8% in constant currency) in our permanent recruitment business and the unfavorable impact of foreign currency exchange rates, partially offset by the increased demand for our Talent Solutions outplacement services and increased demand within our MSP business.

Gross profit margin decreased in the third quarter of 2023 compared to the third quarter of 2022 primarily due to business mix changes and a reduction in permanent recruitment activity.

Gross profit margin increased in the first nine months of 2023 compared to the first nine months of 2022 primarily due to increases in our staffing/interim margins and the increased demand for our higher-margin outplacement services.

Selling and administrative expenses increased 20.7% (14.1% in constant currency) in the third quarter of 2023 compared to the third quarter of 2022. The increase is primarily due to $27.5 million in restructuring costs incurred in the third quarter of 2023 compared to zero in the third quarter of 2022 and the unfavorable impact of currency exchange rates, partially offset by a decrease in bonuses and sales commissions as a result of decreased profitability in certain markets. The restructuring charges in the third quarter of 2023 were primarily related to headcount reductions and professional and other fees in Germany of $14.6 million and headcount reductions in the Nordics of $6.9 million, as well as in the United Kingdom, the Netherlands and Belgium.

Selling and administrative expenses increased 5.7% (6.5% in constant currency and 6.6% in organic constant currency) in the first nine months of 2023 compared to the first nine months of 2022. The increase is primarily due to $37.7 million in restructuring costs incurred in the first nine months of 2023 compared to zero in the first nine months of 2022 and the favorable impact of currency exchange rates, partially offset by the disposition of our Russia business of $9.7 million incurred in the first nine months of 2022. The restructuring charges in the first nine months of 2023 were primarily related to headcount reductions and professional and other fees in Germany of $19.1 million and headcount reductions in the Nordics of $12.1 million, as well as the Netherlands, United Kingdom and Belgium.

OUP margin for Northern Europe decreased to -3.4% in the third quarter of 2023 from 1.3% in the third quarter of 2022 and decreased to -1.2% in the first nine months of 2023 from 0.9% in the first nine months of 2022. The decrease in both periods was primarily due to an increase in our selling and administrative expenses as a percent of revenue as we incurred significant restructuring costs compared to the prior year period.

APME

Revenues from services decreased -3.8% (-1.6% in constant currency) in the third quarter of 2023 compared to the third quarter of 2022. In Japan (which represents 49% of APME’s revenues), revenues from services increased 5.8% (10.5% in constant currency) due to increased demand in our Manpower and Experis staffing/interim services, partially offset by the unfavorable impact of foreign currency exchange rates. In Australia (which represents 8% of APME’s revenues), revenues from services decreased -36.8% (-34.1% in constant currency), primarily due to decreased demand for our RPO permanent recruitment services, decreased demand for our Experis interim services and the unfavorable impact of currency exchange rates, partially offset by increased demand for our Manpower staffing services and increased demand for our Talent Solutions outplacement services.

Revenues from services decreased -2.1% (increase of 3.4% in constant currency) in the first nine months of 2023 compared to the first nine months of 2022. In Japan, revenues from services increased 3.4% (11.7% in constant currency) due to increased demand for our Manpower and Experis staffing/interim services and increased demand for our Talent Solutions outplacement services, partially offset by the unfavorable impact of foreign currency exchange rates. In Australia, revenues from services decreased -18.6% (-13.9% in constant currency), primarily due to decreased demand for our Experis interim services, decreased demand for our RPO permanent recruitment services and the unfavorable impact of currency exchange rates, partially offset by increased demand for our Manpower staffing services and increased demand for our Talent Solutions outplacement services.

Gross profit margin decreased in the third quarter of 2023 compared to the third quarter of 2022 primarily due to business mix changes and a reduction in permanent recruitment activity.

Gross profit margin increased in the first nine months of 2023 compared to the first nine months of 2022 primarily due to an increased business mix of our higher-margin Talent Solutions outplacement services and increases in the margin for our staffing/interim business.

Selling and administrative expenses decreased -14.2% (-12.1% in constant currency) in the third quarter of 2023 compared to the third quarter of 2022. The decrease is primarily due to a decrease in salary related costs from a reduction in headcount, a decrease in office lease related costs and a reduction in costs related to consulting and outside services, partially offset by $0.8 million in restructuring costs incurred in the third quarter of 2023 compared to zero in the third quarter of 2022. The restructuring charges in the third quarter of 2023 were primarily related to headcount reductions in Australia.

Selling and administrative expenses decreased -4.4% (increase of 1.0% in constant currency) in the first nine months of 2023 compared to the first nine months of 2022. The decrease is primarily due to a decrease in salary related costs from a reduction in headcount and a decrease in office lease related costs, partially offset by $3.3 million in restructuring costs incurred in the first nine months of 2023 compared to zero in the first nine months of 2022. The restructuring charges in the first nine months of 2023 were primarily related to headcount reductions in Australia.

OUP margin for APME increased to 4.3% in the third quarter of 2023 from 4.0% in the third quarter of 2022 due to a decrease in our selling and administrative expenses as a percent of revenue, partially offset by decreased gross profit margins as we saw a reduction in our higher-margin permanent recruitment activity.

OUP margin for APME increased to 4.0% in the first nine months of 2023 from 3.6% in the first nine months of 2022 due to a decrease in our selling and administrative expenses as a percent of revenue and an increase to the gross profit margin as we saw increases in our higher-margin Talent Solutions outplacement services.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended September 30, 2023 Compared to 2022
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$752.6	(15.1)%	—	(15.1)%	—	(15.1)%
Other Americas	358.7	1.6%	(11.7)%	13.3%	—	13.3%
	1,111.3	(10.4)%	(3.4)%	(7.0)%	—	(7.0)%
Southern Europe:
France	1,209.9	4.4%	7.8%	(3.4)%	—	(3.4)%
Italy	413.7	4.7%	7.8%	(3.1)%	—	(3.1)%
Other Southern Europe	485.1	0.0%	3.7%	(3.7)%	(0.5)%	(3.2)%
	2,108.7	3.4%	6.8%	(3.4)%	(0.1)%	(3.3)%
Northern Europe	914.2	(4.2)%	5.3%	(9.5)%	—	(9.5)%
APME	564.8	(3.8)%	(2.2)%	(1.6)%	—	(1.6)%
	4,699.0
Intercompany Eliminations	(23.4)
Consolidated	$4,675.6	(2.6)%	2.8%	(5.4)%	—	(5.4)%
Gross Profit	$821.9	(6.4)%	2.6%	(9.0)%	(0.1)%	(8.9)%
Selling and Administrative Expenses	$752.1	4.9%	2.9%	2.0%	(0.1)%	2.1%
Operating Profit	$69.8	(56.8)%	1.1%	(57.9)%	(0.1)%	(57.8)%
(a)
In millions for the three months ended September 30, 2023.

	Nine Months Ended September 30, 2023 Compared to 2022
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$2,259.3	(15.7)%	—	(15.7)%	—	(15.7)%
Other Americas	1,080.9	0.7%	(12.3)%	13.0%	—	13.0%
	3,340.2	(11.0)%	(3.5)%	(7.5)%	—	(7.5)%
Southern Europe:
France	3,657.4	1.9%	1.9%	0.0%	0.6%	(0.6)%
Italy	1,293.7	(0.1)%	1.7%	(1.8)%	—	(1.8)%
Other Southern Europe	1,452.4	(6.3)%	0.1%	(6.4)%	(0.5)%	(5.9)%
	6,403.5	(0.5)%	1.4%	(1.9)%	0.2%	(2.1)%
Northern Europe	2,834.3	(7.8)%	(1.3)%	(6.5)%	(0.2)%	(6.3)%
APME	1,770.1	(2.1)%	(5.5)%	3.4%	—	3.4%
	14,348.1
Intercompany Eliminations	(64.1)
Consolidated	$14,284.0	(4.9)%	(1.3)%	(3.6)%	0.1%	(3.7)%
Gross Profit	$2,547.3	(5.5)%	(1.1)%	(4.4)%	0.4%	(4.8)%
Selling and Administrative Expenses	$2,252.0	1.6%	(0.9)%	2.5%	0.3%	2.2%
Operating Profit	$295.3	(38.6)%	(2.3)%	(36.3)%	0.5%	(36.8)%
(a)
In millions for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2023, we had $500.3 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

Cash generated in operating activities was $234.5 million during the nine months ended September 30, 2023, as compared to $289.2 million generated during the nine months ended September 30, 2022. Changes in operating assets and liabilities utilized $42.1 million of cash during the nine months ended September 30, 2023 compared to $141.6 million utilized during the nine months ended September 30, 2022. These changes were primarily attributable to the timing of collections and payments. Accounts receivable decreased to $4,600.2 million as of September 30, 2023 from $5,137.4 million as of December 31, 2022 primarily due to the revenue decline and the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") approximated 59 days as of September 30, 2023, an increase of 3 days from December 31, 2022.

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

Conversely, as the demand for our services declines, we generally experience a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. While this may result in an increase in our operating cash flows, longer payment terms and timing of payroll, tax and supplier related payments significantly impact our cash position and cash flows each period. Any increase in operating cash flows from an economic slowdown would not be sustained in the event that a downturn continues for an extended period.

Capital expenditures were $55.1 million for the nine months ended September 30, 2023 compared to $55.9 million for the nine months ended September 30, 2022. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs.

From time to time, we acquire and invest in companies throughout the world, including franchises. No cash consideration was paid during the nine months ended September 30, 2023. For the nine months ended September 30, 2022, the total cash consideration paid for acquisitions, net of cash acquired, was $18.1 million, which primarily represents a consideration payment for the acquisition of Tingari, a talent solutions company in France, and contingent consideration payments associated with previous acquisitions.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. On September 29, 2023, we disposed of our Philippines business in our APME segment for total consideration of $6.5 million. In connection with the disposition, we recognized a one-time net loss on disposition of $1.3 million.

Net debt repayments were $13.7 million and $67.5 million in the nine months ended September 30, 2023 and September 30, 2022, respectively. The higher balance in 2022 resulted from the $75.0 million repayment we made into our revolving credit facility to clear the outstanding borrowings related to our 2021 Experis acquisition.

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

Our $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 1.41 to 1 and a fixed charge coverage ratio of 4.26 to 1 as of September 30, 2023. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

As of September 30, 2023, we had letters of credit of $0.4 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.6 million were available to us under the facility as of September 30, 2023.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet the working capital needs of our subsidiary operations. As of September 30, 2023, such uncommitted credit lines totaled $299.7 million, of which $283.7 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

We have assessed our liquidity position as of September 30, 2023 and for the near future. As of September 30, 2023, our cash and cash equivalents balance was $571.1 million. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 million of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines to meet the working capital needs of our subsidiaries, of which $283.7 million was available to use as of September 30, 2023. Our €500.0 ($526.6) million notes mature in June 2026, and our €400.0 ($419.4) million notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

The Board of Directors declared a semi-annual dividend of $1.47 and $1.36 per share on May 5, 2023 and May 6, 2022, respectively. The 2023 dividends were payable on June 15, 2023 to shareholders of record as of June 1, 2023. The 2022 dividends were paid on June 15, 2022 to shareholders of record as of June 1, 2022.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock, with terms consistent with the previous authorizations. The authorization was in addition to the August 2021 and 2019 Board authorizations to repurchase 4.0 million and 6.0 million shares of our common stock, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the first nine months of 2023, we repurchased a total of 1.7 million shares under the 2021 authorization at a cost of $129.8 million. During the first nine months of 2022, we repurchased a total of 2.8 million shares comprised of 1.2 million shares under the 2019 authorization and 1.6 million shares under the 2021 authorization, at a total cost of $245.0 million. As of September 30, 2023, there were 5.0 million and 0.3 million shares remaining authorized for repurchase under the 2023 authorization and 2021 authorization, respectively, and no shares remaining authorized for repurchase under the 2019 authorization.

We had aggregate commitments of $2,010.5 million as of September 30, 2023 related to debt, operating leases, severance and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,020.3 million as of December 31, 2022.

We also have entered into guarantee contracts and stand-by letters of credit totaling $805.5 million and $840.2 million as of September 30, 2023 and December 31, 2022, respectively ($756.7 million and $793.0 million for guarantees, respectively, and $48.8 million and $47.2 million for stand-by letters of credit as of September 30, 2023 and December 31, 2022, respectively). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $1.3 million for both the nine months ended September 30, 2023 and 2022.

During the nine months ended September 30, 2023, we recorded $47.1 million in severance restructuring costs and $12.1 million in other restructuring costs, primarily consisting of professional and other fees associated with restructuring activities. We did not record any restructuring costs during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we made payments of $31.7 million out of our restructuring reserve, which is used for severance, office closures and consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $40.7 million reserve will be paid by the end of 2024.

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

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment test during the third quarter of 2023 included: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

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

We performed our annual impairment test of our goodwill during the third quarter of 2023 and there was no impairment of our goodwill as a result of our annual tests. Refer to Note 1 for results of our annual goodwill impairment testing.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2023 and August 2021, the Board of Directors authorized the repurchase of 5.0 million shares and 4.0 million shares of our common stock, respectively. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the third quarter of 2023. As of September 30, 2023, there were 5.0 million and 0.3 million shares remaining authorized for repurchase under the 2023 authorization and 2021 authorization, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 - 31, 2023	133,900		$81.75	133,900	769,919
August 1 - 31, 2023	393,288	(1)	$77.33	392,196	5,377,723
September 1 - 30, 2023	88,803	(1)	$79.06	84,530	5,293,193
Total	615,991		$78.54	610,626	5,293,193

(1) Includes 1,092 shares and 4,273 shares of common stock withheld by ManpowerGroup in August and September, respectively, to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

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

Trading Plans

During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

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

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: November 3, 2023

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Donald Mondano
Donald Mondano
Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)