Form 10-K
period 2023-12-31
ManpowerGroup Inc.
filed 2024-02-16
CIK 871763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,949,310,107 as of June 30, 2023. As of February 14, 2024, there were 48,240,538 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Milwaukee, WI

ManpowerGroup Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2023

PART I

The terms “we,” “our,” “us,” "ManpowerGroup," or “the Company” refer to ManpowerGroup Inc. and its consolidated subsidiaries.

Item 1. Business

Introduction and History

ManpowerGroup Inc. is a global leader in innovative workforce solutions. Through our network of over 2,100 offices in approximately 75 countries and territories, we put millions of people to work each year with our global, multinational and local clients across all major industry segments. Our strong and connected brands provide solutions that drive organizations forward, accelerate individual success and help build more sustainable communities. We power the future of work.

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

Our expert family of global brands - Manpower, Experis and Talent Solutions - provide innovative workforce solutions across the globe for hundreds of thousands of organizations every year.

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

Talent Solutions combines leading global offerings Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and Right Management to provide data-driven capabilities that help organizations with their workforce transformation. Talent Solutions helps organizations more effectively source, manage and develop talent at scale. From talent attraction and acquisition to upskilling, development and retention, we leverage our integrated HR tech stack PowerSuite to deliver workforce solutions across multiple countries at scale.

Our leadership position enables us to be a pathway to quality employment opportunities for people at all points in their career journey and we have connected people to meaningful work for 75 years. Governments and policy makers in the markets where we operate look to us to provide employment advice, opportunities and training to assist the unemployed in gaining the skills they need to enter the workforce, providing a bridge to employment and helping build more sustainable communities.

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
our insider trading policy;
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

The nature of our operations is such that our most significant current asset is accounts receivable, with a days sales outstanding of 54 days as of December 31, 2023. Our most significant current liabilities are payroll related costs, which are generally paid either weekly or monthly. As the demand for our services increases, we generally see an increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows.

Conversely, as the demand for our services declines, we generally experience a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. While this may result in an increase in our operating cash flows, longer payment terms and timing of payroll, tax and supplier related payments significantly impact our cash positions and cash flows each period. Any increase in operating cash flows from an economic slowdown would not be sustained in the event that a downturn continues for an extended period.

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

During the last several years, secular trends toward greater workforce flexibility have impacted the demand for our innovative workforce solutions and services around the world. As companies attempt to increase the variability of their cost base, the workforce solutions we provide help them to effectively address the fluctuating demand for their products or services. As the global economy continues to grow and adapt with new technology, we are helping clients manage their workforce transformation and ensure they have the right skills now and in the future. Whether it is through workforce assessments, targeted training or by creating longer-term development paths, we help organizations and candidates adapt their skills to changing workforce needs.

Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative, industrial and IT professional positions. These services are provided under our Manpower and Experis brands. We have provided services under our core Manpower brand for 75 years with a primary focus on the areas of office and industrial services and solutions. Our Talent Based Outsourcing offering within our Manpower brand includes outcome-based solutions such as management of financial and administrative processes, including call center and customer service activities.

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

Americas

We provide services as Manpower, Experis and Talent Solutions through both branch and franchise offices. The Americas segment had 425 branch and 138 franchise offices as of December 31, 2023. In the United States, where we realized 67% of the Americas’ revenue, we had 286 branch and 131 franchise offices as of December 31, 2023, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Other Americas, the largest operations of which include Canada, Mexico and Argentina, we had 139 branch and 7 franchise offices as of December 31, 2023. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise.

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

Our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection, and training. Our Talent Solutions operations provide a variety of workforce solutions offerings including RPO, MSP and Right Management. During 2023 in this segment, approximately 91% of revenues were derived from our staffing/interim services, 4% from permanent recruitment services, 1% from outcome-based solutions and consulting and 4% from other services.

Southern Europe

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe. The Southern Europe segment had 1,139 branch offices as of December 31, 2023. Our largest operations in this segment are in France (57% of the segment revenue) and Italy (20% of the segment revenue).

We conduct our operations in France as a leading workforce solutions and service provider through 607 branch offices as Manpower, Experis and Talent Solutions, and 169 branch offices under the name Supplay as of December 31, 2023. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominantly focused on recruitment for industrial positions. During 2023 in France, approximately 92% of revenues were derived from our staffing/interim services, 1% from permanent recruitment services, 6% from outcome-based solutions and consulting and 1% from other services.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2023, ManpowerGroup Italy conducted operations through a network of 205 branch offices. It provides a comprehensive suite of workforce solutions and services offered through Manpower, Experis or Talent Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2023 in Italy, approximately 93% of revenues were derived from our staffing/interim services, 3% from permanent recruitment services, 2% from outcome-based solutions and consulting and 2% from other services.

Northern Europe

Our largest operations in Northern Europe are in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium providing a comprehensive suite of workforce solutions and services through Manpower, Experis, and Talent Solutions. Collectively, we operate through 285 branch offices in this region.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2023, we conducted operations in the United Kingdom as Manpower, Experis and Talent Solutions through a network of 54 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. In the United Kingdom, we also conduct operations as Brook Street Bureau PLC, or Brook Street. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

During 2023 in Northern Europe, approximately 84% of revenues were derived from our staffing/interim services, 4% from permanent recruitment services, 9% from outcome-based solutions and consulting and 3% from other services.

APME

We operate through 121 branch offices in the Asia Pacific Middle East (APME) region. The largest of these operations are located in Japan, India, Korea and Australia, all of which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and Talent Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2023 in this segment, approximately 77% of revenues were derived from our staffing/interim services, 5% from permanent recruitment services, 16% from outcome-based solutions and consulting and 2% from other services.

Competition

We compete in the employment services industry by offering a broad range of services, including permanent, temporary and contract recruitment, project-based workforce solutions, assessment and selection, training, career and talent management, managed service solutions, outsourcing, consulting and professional services.

Our industry is large and fragmented, comprised of thousands of firms employing millions of people and generating billions of United States dollars in annual revenues. In most areas, no single company has a dominant share of the employment services market. In addition to us, the largest publicly owned companies specializing in recruitment services are The Adecco Group and Randstad. We also compete against a variety of regional or specialized companies such as Recruit Holdings, Allegis Group, Kelly Services, Robert Half, Kforce, PageGroup, Korn/Ferry International and Alexander Mann. It is a highly competitive industry, reflecting several trends in the global marketplace such as the increasing demand for skilled people, employers’ desire for more flexible working models and consolidation among clients and in the employment services industry itself, as well as low entry costs for small firms wishing to compete in the industry, especially at the local level. We manage these trends by leveraging established strengths, including several of the employment services industry’s most recognized and respected brands; geographic diversification; size and service scope; an innovative product mix; recruiting and assessment expertise; and a strong client base. While staffing is an important aspect of our business, our strategy is focused on providing both the skilled employees our clients need and higher-value workforce management, outsourcing and consulting solutions.

Our client mix consists of both small- and medium-size businesses, and large national and multinational clients. Client relationships with small- and medium-size businesses are based on a local or regional relationship, and tend to rely less on longer-term contracts, and the competitors for this business are primarily locally-owned businesses. On the other hand, the large national and multinational clients, which comprised approximately 60% of our revenues in 2023, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed.

Legal Regulations

The employment services industry is closely regulated in all of the major markets in which we operate, except the United States, the United Kingdom, Canada and Australia. Employment services firms are generally subject to one or more of the following types of government regulation:

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

In addition to licensing or registration requirements, many countries impose substantive restrictions on the use of temporary and contract workers. Such restrictions include regulations affecting the types of work permitted, the maximum length of assignment, wage levels or reasons for which temporary and contract workers may be employed. In some countries, special taxes, fees or costs are imposed in connection with the use of temporary and contract workers. For example, temporary and contract workers in France are entitled to a 10% allowance for the uncertain duration of employment, which is eliminated if a full-time position is offered to them after assignment termination.

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

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries and territories. We believe that many of these marks and trade names, including ManpowerGroup®, Manpower®, Experis®, Right Management®, Brook Street®, Jefferson Wells®, Supplay®, PowerSuite® and MyPath® have significant value and are materially important to our business. In addition, we maintain other intangible property rights. The trademarks have been assigned an indefinite life based on our expectation of renewing the trademarks, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future.

Employees

We had approximately 27,900 full-time equivalent employees as of December 31, 2023. In addition, we recruit millions of permanent, temporary and contract workers on a worldwide basis each year on behalf of our clients.

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

Human Capital

We Are a Workforce Solutions and Human Capital Company.

Human capital management is at the core of our business. Our purpose is to provide meaningful and sustainable employment and is rooted in our values: People, Knowledge and Innovation. Our 27,900 employees, spanning approximately 75 countries, help improve the lives of more than 500,000 workers daily by providing guidance, advice, assessments, coaching, upskilling, reskilling and pathways to long-term sustainable employment. These efforts support local economies by increasing employability and opportunity for the millions of lives that we reach each year.

Through our ESG report Working to Change the World, we report progress on our People & Prosperity pillar, where we are focused on being Creators of Talent at Scale, championing diversity, equity, inclusion and belonging, and improving employability and prosperity. For 75 years, we have developed global insights on the issues and trends impacting organizations and individuals in today’s fast changing world of work. Our own research and solutions, coupled with partnerships with clients and Non-Governmental Organizations (e.g. World Economic Forum, World Employment Confederation and Junior Achievement, among others), enable us to advance the global discussion around the future of work and future for workers. These include the impact of digitization and generative AI, the green transition and shift in in-demand skills, exacerbating talent shortages, and the increased need for reskilling and upskilling. Our most recent annual Talent Shortage Survey reported that 75% of companies cannot find the skilled workers they need.

We Seek to Create Talent at Scale.

Our Manpower MyPath program is designed to deliver targeted upskilling at speed and scale to our Manpower associates in order to accelerate their employability at higher wage levels, while also growing the pool of in-demand talent for our clients. Through this program, Manpower recruiters provide personalized and data-driven guidance, development, training, and access to jobs especially in growth sectors including advanced manufacturing, information technology, supply chain and customer service. MyPath has impacted over 240,000 lives through 2023, and MyPath associates now represent 36% of our associate talent pool, across nearly 13,000 clients and 12 markets.

We are also targeting the creation of IT talent through our Experis Academy. This accelerated development program features custom-designed curricula to upskill people into specialized roles that can meet the demand for cloud, infrastructure, business transformation and digital workforces skills. Paired with coaching and soft skills training, upon completion most Academy graduates receive a permanent job offer from our clients. Through the end of 2023, we have graduated more than 1,900 developers while also bridging the skills gaps for more than 170 tech companies across 17 countries.

We Are Focused on Championing DEIB (Diversity, Equity, Inclusion, Belonging), Strengthening Our Culture and Developing Our People.

Our Global Footprint

We have a global footprint, though our teams are managed locally: 30% of our people are in the Americas, 32% in Southern Europe, 21% in Northern Europe and 17% in Asia Pacific/Middle East.

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

We believe that diversity starts at the top. Our Board of Directors has exceeded 30% gender diversity for more than 10 years, is as of December 31, 2023, 17% racially diverse and 42% non-US born. Our Executive Leadership Team, which reports directly to the CEO, is 30% women, 40% racially diverse and 70% non-US born. Our Global Leadership Team, the top 95 leaders in the company, is 34% women.

Our gender parity aspiration is 50% at the global leadership level by 2025.

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

In 2023, we continued to broaden and deepen our investment through our Leadership Development Programs, incorporating the 3 E’s of our development philosophy: Education, Exposure and Experience.

•
For our Future Leader Program (FLP) that targets individual contributors wanting to take on their first managerial role, 198 employees completed this program in 2023 - and a total of 832 employees have completed the program since its inception in 2019.
•
For our Accelerated Leadership Program (XLP) that targets current managers ready to move into bigger or more complex roles, 58 employees completed this program in 2023 - and a total of 90 employees have completed the program since it began in 2022.
•
For our Strategic Leadership Program (SLP) that focuses on senior leaders to prepare them to move into the Global Leadership team, 20 employees completed program in 2023 and a total of 42 employees have completed the program since it began in 2022.

Upon completion of these programs, the majority of our people have made positive leadership career moves.

Strengthening our Culture

Encouraging active engagement among our workforce is important for nurturing a strong and inclusive culture. We believe regular pulse surveys offer valuable insights into employee sentiments, spanning various areas such as the effectiveness of our People & Culture strategy, leadership assessments, ethics, values, and developmental opportunities. In 2023, we furthered our Culture Matters initiative by refining and incorporating these behaviors into Our Standards. Our business strategy guides our actions for achieving our goals, and the behaviors in Our Standards—Clarity, Care, and Grow— illustrate how we execute these strategies. We believe our global leaders should provide clarity to our people and our clients, care about themselves and others through our people practices, and make decisions that grow our business and ourselves. Our core belief is that for ManpowerGroup to be successful, each of us needs to be accountable to delivering on these at all levels of our organization.

Additionally, we remain committed to innovation and in 2023, we introduced a new survey platform with expanded data analytics capabilities. Our first pulse survey targeted a small population of leaders within ManpowerGroup globally. With a response rate of approximately 70%, and over 200 comments, leaders provided insight into how they view the strength of our strategy.

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

Our profitability is sensitive to decreases in demand. Based on current macroeconomic conditions, there is a significant risk that some of our most important markets will experience a recession, which would likely be accompanied by a decline in demand for our services. When demand drops or remains low, our operating profit is impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses do not decline as quickly as revenues. For example, our ability to achieve cost containment through reductions in our headcount may be impeded or slowed by applicable legal requirements to consult with employee representative bodies such as works councils. In periods of decline, we may not be able to reduce selling and administrative expenses without negatively impacting the long-term potential of our branch network and brands. Additionally, some clients may slow the rate at which they pay us, or become unable to pay their obligations and our cash flow and profitability may suffer.

Economic conditions in the countries and territories where we do business may be affected by recent or emerging events, such as the rise of populism, political volatility, civil violence and unrest, election results or other changes in ruling parties or governmental leadership, trade disputes, protectionism or changes in global trade policies, capital flows, the global refugee crisis, social justice movements, energy shortages or instability in the global energy market, global health crises including COVID-19, changes in immigration policy, the impact of supply chain challenges on our clients, changes in employment policy, rising interest rates, inflation, the impact of terrorist activity, or by other political or economic developments. In addition, there is a risk the current inflationary environment and efforts to combat inflation could have an impact on the countries and territories where we do business. We are particularly susceptible to changes in demand patterns and economic conditions in Europe, which represents two of our operating segments and 64% of our revenue.

There is a risk that economic conditions in European markets or elsewhere may continue to be negatively impacted by geopolitical events. In recent years these have included labor unrest, civil protest, heightened trade tensions, refugee crises, the ongoing conflict between Russia and Ukraine and, most recently, the ongoing conflict between Israel and Hamas. We cannot predict the potential consequences arising from these conflicts and the further escalation of geopolitical tensions globally, including whether they could have an effect on the global economy and on our business and results of operations. Geopolitical events could give rise to the imposition of further sanctions, regional or international expansion of current conflicts, instability in energy supplies, potential retaliatory action by governments, heightened cybersecurity threats, disruptions in the global supply chain, volatility in foreign exchange rates, and inflationary pressures. Any of these events or trends could have a material adverse effect on our business and operating results, particularly our European operations.

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

There is a risk we may not be able to respond with sufficient speed and agility to the needs of our diverse clients, which span all industries and whose needs may change rapidly as their businesses and industries evolve. The size and breadth of our organization, comprising approximately 27,900 employees based out of over 2,100 offices in approximately 75 countries and territories, may make it difficult for us to effectively manage our resources, to maintain our corporate culture throughout the organization, to drive service improvements and to provide coordinated solutions to our clients who require our services in multiple locations. For example, client demands for uniform service across borders may be difficult to satisfy because of variation in local laws and customs. We see a trend in more multi-country and enterprise-level relationships, and we may have difficulty in profitably managing and delivering projects involving multiple countries. Also, our size and organizational structure may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If we are not effective at anticipating or meeting the widely ranging needs of our current and prospective clients, or our competitors are more agile or effective at doing so, our business and financial results could be materially adversely affected.

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

The worldwide employment services industry is highly competitive with limited barriers to entry in many markets, and in recent years has undergone significant consolidation. We compete in markets throughout the world with full-service and specialized employment services agencies. Several of our global competitors have very substantial marketing and financial resources, and may be better positioned in certain markets. Portions of our industry may become increasingly commoditized, with the result that competition in key areas could become more focused on pricing. We expect that we will continue to experience pressure on price from competitors and clients. There is a risk that we will not compete effectively, including on price, which could limit our ability to maintain or increase our market share and could materially adversely affect our financial results. This may worsen as clients increasingly take advantage of low-cost alternatives including using their own in-house resources rather than engaging a third party. The increased availability and maturation of artificial intelligence (AI) tools may enable clients to use advanced automation capabilities in lieu of services provided by our employees, contractors and associates.

We could incur liabilities or suffer reputational damage from a cyberattack or improper disclosure or loss of personal or confidential data, and our use of data is subject to complex and ever-changing privacy and cybersecurity legal requirements that could negatively impact our business or subject us to claims and/or fines for non-compliance.

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment data, about our employees, clients, associates and candidates, a portion of which is personal data and/or confidential data. We expect our use of data to increase, including through the use of analytics, artificial intelligence (AI) and machine learning (ML). In engaging in these data-related activities, we rely on our own technology systems and software, and those of third-party vendors we use for a variety of processes, including, but not limited to cloud-based technology and systems, mobile technologies and social media. Unauthorized access to, disclosure, modification, use or loss of personal or confidential data may occur through various methods. These include, but are not limited to, ransomware, systems failure, employee negligence or malfeasance, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees, vendors or third parties, including a cyberattack by hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy supply chain interruptions, social engineering attacks, viruses, worms or other malicious software programs, or obtain credentials to our systems through other unrelated cyberattacks.

An incident involving disclosure, system failure, data modification, loss or security breach could harm our reputation and subject us to significant monetary damages or losses, litigation, negative publicity, regulatory enforcement actions, fines, criminal prosecution, as well as liability under our contracts and laws that protect personal and/or confidential data, resulting in increased costs or loss of revenues. Cybersecurity threats continue to increase in frequency and sophistication, thereby increasing the difficulty of detecting and defending against them. In the past, we have experienced data security breaches resulting from unauthorized access to our systems and other fraudulent activities, such as social engineering, which to date have not had a material impact on our operations or financial results. We regularly engage an independent external security firm to assess our defenses to a potential cyberattack, and these assessments may uncover new or additional vulnerabilities and weaknesses that could lead to a compromise of our systems and/or a loss of personal data. In a recent evaluation, vulnerabilities were identified that could facilitate or contribute to a security incident involving personal data. The assessment firm was able to penetrate defensive protections adopted by us, as well as protections that we obtain from third party providers. We are prioritizing the resolution of security gaps that could lead to a loss of personal data or to other damage. Despite our efforts to identify and address vulnerabilities in our systems, vulnerabilities in software products used by us are disclosed by our software providers on a daily basis, and attackers grow continuously more sophisticated in their attack methods, which may additionally make use of AI technology, making it impossible to give assurance that our cybersecurity efforts will be successful.

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

More of our employees are working from their homes or other remote locations than before the COVID-19 pandemic, which makes it more difficult for us to monitor their activities, the security of their work locations, insider threats, and data exfiltration. This has increased the risk of security incidents, which could include unauthorized access to, disclosure of, or loss of personal and/or confidential data, as well as other types of fraudulent activity. Any such unauthorized access or fraudulent activity could have a material adverse effect on our business and financial results.

The potential risk of security breaches, fraud and cyberattacks may increase as we continue to introduce services and offerings, whether mobile, cloud, or otherwise. Any additional services and offerings inevitably increase the potential for a cyberattack against us. Further, data privacy and cybersecurity are subject to frequently changing laws and regulations, including the European Union’s General Data Protection Regulation (the “GDPR”), the California Privacy Rights Act (the “CPRA”), and additional legislation in place, or expected to become effective, in various U.S. states and other countries. These laws and regulations are increasing in number, complexity, burden and potential financial penalties, and are often inconsistent among the various jurisdictions and countries in which we provide services. For example, the GDPR and the CPRA impose significant compliance obligations that add costs and operational burdens to our business with respect to our collection, use, storage and retention of personal data. Compliance with these obligations could reduce operational efficiency and increase our regulatory compliance costs, and failure to satisfy these requirements may lead to significant regulatory enforcement actions and/or large private litigation in the event of a security breach or other violation. Under the GDPR, the maximum fine can be up to 4% of a company’s global revenue, and there is no maximum penalty under the CPRA. In addition, our liability insurance might not be sufficient in scope or amount to cover us against claims and losses related to violations of data privacy and cybersecurity laws or security breaches, social engineering, cyberattacks and other related data disclosure, loss or breach.

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

Our client mix consists of both small- and medium-size businesses, which are based upon a local or regional relationship with our presence in each market, and large national and multinational clients. These large national and multinational clients will frequently enter into non-exclusive arrangements with several firms, and the client is generally able to terminate their contract with us on short notice without penalty. The deterioration of the financial condition or business prospects of one or more large national and/or multinational clients, or a change in their strategy around the use of our services, could reduce their need for our services and result in a significant decrease in the revenues and earnings we derive from them. A loss or reduction in revenues from our large national and multinational clients could have a material adverse effect on our business.

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

Our business depends on our ability to attract and retain qualified associates who meet the requirements of our clients and possess skill sets and experience that match client needs. In many markets, we have recently experienced an unusually tight labor market, with historically low levels of unemployment, and there is a risk that we may be unable to meet our clients’ requirements in identifying an adequate number of associates. These labor shortages have been exacerbated by employees and potential employees leaving the labor market due to burn-out, resignation, early retirement, immigration challenges, workplace safety concerns, and childcare responsibilities. Workers have also impacted the labor market through increasing demands for change in employment conditions, such as demands for higher wages, remote work, and additional flexibility in work schedule. We must continually evaluate and upgrade our base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies. This is especially acute for individuals with critical IT capabilities and other technology skills that are in high demand by many companies, as competition for such individuals with proven professional skills is intense, and we expect demand for such individuals to remain strong for the foreseeable future. Qualified personnel with relevant skills may not be available to us in sufficient numbers and on terms of employment acceptable to us. Additionally, our clients may look to us for assistance in identifying and integrating into their organizations’ workers from diverse backgrounds, and who may represent different generations, geographical regions, and skillsets. These needs may change due to business requirements, or in response to geopolitical and societal trends. There is a risk that we may not be able to identify workers with skills that match client demand, or that our training programs may not succeed in developing effective or adequate skills. If we fail to recruit, train and retain qualified associates who meet the needs of our clients, our reputation, business and financial results could be materially adversely affected.

Our global operations subject us to certain risks beyond our control.

With operations in approximately 75 countries and territories around the world, we are subject to numerous risks outside of our control, including risks arising from political unrest and other political events, regional and international hostilities and international responses to these hostilities, strikes and other worker unrest, natural disasters, the impact of global climate change, acts of war, including the ongoing conflicts between Russia and Ukraine as well as Israel and Hamas, terrorism, international conflict, severe weather conditions, pandemics, including COVID-19 and other global health emergencies, disruptions of infrastructure and utilities including energy, cyberattacks, and other events beyond our control.

Although it is not possible to predict such events or their consequences, these events could materially adversely affect our reputation, business and financial results.

Our ability to attract and retain business and employees may depend on our reputation in the marketplace.

We believe our reputation, along with our brand equity in the ManpowerGroup name and our various other brands, are important corporate resources that help distinguish our services from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches, internal control deficiencies, delivery failures or compliance violations. Similarly, our reputation could be damaged by actions or statements of current or former clients, employees, competitors, vendors, franchisees and other third-party brand licensees, adversaries in legal proceedings, government regulators, as well as members of the investment community or the media. There is a risk that negative information about ManpowerGroup, even if based on rumor or misunderstanding, could materially adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could materially adversely affect our recruitment and retention efforts. Damage to our reputation and could also reduce the value and effectiveness of the ManpowerGroup name and our other brand names, and could reduce investor confidence in us, materially adversely affecting our share price.

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

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property including the value of our brands. Existing laws of the various countries in which we provide services or solutions may offer only limited protection. We rely upon a combination of trade secrets, confidentiality, license and other contractual agreements, and copyright, and trademark laws to protect our intellectual property rights. We cannot be certain that the legal steps we are taking around the world are sufficient to protect our intellectual property rights and may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties. In addition, our intellectual property rights may not prevent competitors from independently developing products, services and solutions similar to ours. Failure to adequately protect our intellectual property rights, or changes in law that diminish or remove our current legal protections could have a material adverse impact on our business and financial results.

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

Our business strategy focuses on growing revenues while improving our operating profits. An important element of our strategy is our effort to diversify our revenues beyond our core staffing and employment services. This includes expanding our sales in higher margin professional resourcing, such as our Experis brand in IT recruitment. There is a risk that our growth strategy in Experis may be impeded due to the scarcity of talent in the IT field, which is particularly in demand, and which may restrict our ability to fulfill customer requirements. Similarly, another aspect of our strategy to expand beyond our core staffing and employment services is through the sale of innovative workforce solutions designed to achieve higher operating margins. Our higher-margin Right Management career management services have historically performed well in periods of downturn, and it is part of our business strategy that this counter-cyclical effect would help cushion our results in the event of a period of decline. However, in the event of a downturn, there can be no assurances that the margin contribution from Right Management would increase, or that it would significantly offset other declines we might experience in the business. Additionally, our workforce solutions are often unique, non-repeatable and tailored to a client’s needs, and present costs, risks and complexity that may be difficult to calculate. These solutions may be unprofitable if we are not able to accurately anticipate these costs and risks in our pricing for these solutions. For example, we may fail to structure and price our solutions in a manner that properly compensates us to create an adequate delivery model, to adequately manage new solutions, or to obtain adequate insurance coverage in amount or scope to cover potential risks arising from such solutions.

Our business strategy also includes continuing efforts to transform how we use personnel and technology to manage our financial administration and to enhance our delivery of services. These projects are complex, and may consume considerable financial and personnel resources. The goal of these transformation initiatives is to become a more agile and effective competitor, to reduce the cost of operating our business and to increase our operating profit and operating profit margin. However, as these efforts may consume considerable resources, they may put pressure on our operating results or ability to address other priorities. They may not be successful, may not be achieved within our timing and cost estimates, and may not ultimately reduce our operating costs or prevent the return of any costs that are eliminated. Additionally, reductions in personnel and other changes emerging from these projects could materially adversely affect our ability to effectively operate our business. If, for these or other reasons, we are not successful in implementing our business strategy or achieving the anticipated results of our transformation initiatives, our business, financial condition and results of operations could be materially adversely affected.

Our results of operations and ability to grow could be materially negatively affected if we cannot successfully keep pace with technological changes in the development and implementation of our services and solutions.

Our success depends on our ability to keep pace with rapid technological changes in the development and implementation of our services and solutions. For example, rapid changes in the functionality and potential uses of AI, machine learning and robotics are having a significant impact on some of the industries we serve. This technological disruption could also have significant and unforeseen consequences for the workforce services industry and for our business in particular, such as a reduced demand for our services or challenges to effective implementation of this technology. There is a risk that these, or other developments, could result in significant rapid disruption to our business model, and that we will be unprepared to compete effectively. This challenge is further complicated by rapidly evolving regulatory restrictions governing the permitted uses of artificial intelligence.

Additionally, our business is reliant on a variety of technologies, including those which support applicant on-boarding and tracking systems, order management, billing, payroll, and client data analytics. There is a risk we will not sufficiently invest in technology or industry developments, or evolve our business with the right strategic investments, or at sufficient speed and scale, to adapt to changes in our marketplace. Similarly, from time to time we make strategic commitments to particular technologies to recruit, manage or analyze our workforce or support our business, and there is a risk they will be unsuccessful. Additionally, there are risks and uncertainties associated with our use of AI technologies which could expose us to regulatory, legal, reputational or financial harm. These and similar risks could have a negative effect on our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage in the marketplace.

Our environmental, social, and governance (ESG) commitments and disclosures may expose us to risks, legal liability, and increased costs.

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
•
We may experience increased compliance burdens and costs in order to implement our initiatives, including those costs associated with any new legal or regulatory requirements (such as the EU Corporate Sustainability Reporting Directive), or voluntary standards and commitments, designed to mitigate climate change or address human capital management concerns.
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

From time to time, we make acquisitions of other companies or operating assets, including a significant acquisition of ettain group, in 2021. These activities involve significant strategic and operational risks, including:

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

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. The integration of prior acquisitions, as well as entry into future acquisition transactions, could materially adversely affect our business, financial condition, results of operations and liquidity. We could also incur impairment losses on goodwill and other intangible assets with an indefinite life or restructuring charges as a result of acquisitions we make.

From time to time, we undertake dispositions via sales, franchises, joint ventures or other exit activities, and we may face risks related to such transactions.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. We have engaged in such dispositions in the past, including the dispositions of our businesses in the Philippines in September 2023 and Russia and Hungary in January and December 2022, respectively. We expect that we will continue to dispose of portions of our business that are not meeting our performance or strategic objectives. Among other alternatives, this could take the form of a closure of a business, the contribution of the business to a joint venture, or an exit by means of a sale to, or a franchise arrangement with, a third party. There are risks and costs associated with any exit activities, which could include difficulties in the separation of operations, services or personnel, the diversion of management attention, and the disruption of our business. Any such transactions may require regulatory or governmental approvals, which could impede the transaction. Divestitures may also involve continued financial involvement in, or liability with respect to, the divested businesses. As a result of divestiture transactions, we could incur severance charges for personnel and payments for lease and other commitments, charges from the impairment or write-off of assets, and other financial loss due to the transaction. Furthermore, there is the risk that we might lose customers, in particular multinational clients with operations in the exited countries or operations. Additionally, if we choose to enter into a franchise arrangement for a third party to operate our business in the exited region using our trademarks and other licensed assets, we face potential counterparty and reputational risks arising from the franchisee’s operation of the business. The reputational risks include the risk that marketplace participants, including clients, candidates and the media, may believe that we continue to control the operations of a divested or franchised business that operates utilizing our name or other trademarks.

Financial and Market Risks

Foreign currency fluctuations may have a material adverse effect on our operating results.

Although we report our results of operations in United States dollars, the majority of our revenues and expenses are denominated in currencies other than the United States dollar, and unfavorable fluctuations in foreign currency exchange rates could have a material adverse effect on our reported financial results. Highly inflationary economies of foreign countries can result in foreign currency devaluation, which may also negatively impact our reported financial results. This occurred in Argentina and is likely to continue while the country attempts to stabilize its currency exchange rate going forward.

During 2023, approximately 84% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, $1,002.6 million of our outstanding indebtedness as of December 31, 2023 was denominated in foreign currencies, including $988.2 million related to our Euro-denominated notes (€900.0 million). Increases or decreases in the value of the United States dollar against other major currencies, or the imposition of limitations on conversion of foreign currencies into United States dollars, could affect our revenues, operating profit and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Euro, could have a material adverse effect on our reported results and shareholders’ equity, however, such fluctuations generally do not affect our cash flow or result in actual economic gains or losses unless we repatriate funds. Furthermore, the volatility of currencies may make year-over-year comparability of our financial results difficult.

We seek to mitigate our exposure to foreign currency fluctuations by utilizing net investment hedges and, from time to time, foreign currency forward exchange contracts and cross-currency swaps. Our Euro-denominated notes are designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2023, to mitigate our Euro currency translation exposure. The effectiveness of this hedge in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain or uneven demand for our services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none at all, of the material adverse financial effects of unfavorable fluctuations in foreign exchange rates over the time the hedge is in place or effective.

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

As of December 31, 2023, we had $1,002.6 million of total debt. Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

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

In a number of countries and territories in which we conduct business, we are obligated to provide guarantees or letters of credit to secure licenses, lease space or for insurance coverage. We typically receive these guarantees and letters of credit from a number of financial institutions around the world. In the event that we are unable to secure these arrangements from a bank, lender or other third party on acceptable terms, our liquidity may be materially adversely affected, there could be a disruption to our business or there could be a substantial increase in cost for our business.

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

In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, agreed to enact Pillar Two, which introduces a global minimum effective tax rate whereby certain multinational groups are subject to a 15% minimum tax on income derived in low-tax jurisdictions. These rules become effective in some countries beginning in 2024. In the United States, various proposals to raise corporate income taxes are periodically considered such as the Inflation Reduction Act, which introduced a 15% Corporate Alternative Minimum Tax beginning in 2023. These proposed and enacted changes in tax laws, treaties or regulations, or their interpretation or enforcement, could have a material adverse impact on our current or future tax positions.

The price of our common stock may fluctuate significantly, which may result in losses for investors.

The market price for our common stock may be subject to significant volatility. For example, during 2023, the price of our common stock as reported on the New York Stock Exchange ranged from a high of $91.50 to a low of $67.09. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

In many jurisdictions in which we operate, such as France, Italy, Germany, Japan and Mexico, the employment services industry is heavily regulated and scrutinized. For example, in 2021, new legislation was adopted in Mexico that affects many types of temporary placements under the country’s labor laws. The new law broadly prohibits the provision of our traditional temporary staffing services, only allowing outsourced worker assignments for special, deliverables-based projects outside of the client’s core business activity. This has had a material adverse impact on our business in Mexico. In Europe, governmental regulations in Germany restrict the length of contracts and the industries in which our associates may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of our associates. Additionally, in some countries, trade unions have used the political process to target our industry in an effort to increase the regulatory burden and expense associated with offering or utilizing contingent workforce solutions. Moreover, many countries, including the Netherlands and Japan, have established regulations that require equal-pay for equal-work for temporary workers and fixed term employees. Furthermore, some countries are adopting more restrictive immigration regulations, which may lead to greater expense or inability to fulfill client demand, particularly in our cross-border Talent Solutions business. All of these continuously-evolving regulations could have a significant impact to our revenues, costs, and operating margins as we and customers adjust to these new regulations.

The countries and territories in which we operate may, among other things:

•
create additional regulations that prohibit or restrict the types of employment services or categories of job roles that we may provide;
•
expand governmental or regulatory scrutiny on the use of AI within the recruitment process;
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
•
employee unionization and collective bargaining activity, which we have recently experienced with certain small employee groups;
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have an enterprise-wide information security program designed to identify, protect, detect, and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, detect, escalate, investigate, and remediate identified risks and security incidents in a timely manner. We also maintain a third-party security program to identify, prioritize, assess, mitigate, and remediate third-party risks; however, we often rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our information security controls and leverage audits by our internal audit team, tabletop exercises, penetration and vulnerability testing, red team exercises, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. We also engage an independent industry recognized security service provider to conduct an annual red team assessment of our security controls, as well as third-party penetration testing of our information systems. The results of these assessments are reported to senior management and the Audit Committee of the Board of Directors.

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our operations and the services we provide to clients as well as loss, misuse or theft of personal information (candidates, associates, vendors, clients and employees) and other data, confidential information or intellectual property, and we have experienced data exposures in the past. However, to date these incidents have not had a material impact on our services, information systems or business. Any significant disruption to our services or access to our systems could result in a loss of clients and adversely affect our business and results of operation. Further, a penetration of our information systems or a third-party’s information systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition, and results of operations. See Item 1A of Part I, “Risk Factors,” under the heading “We could incur liabilities or suffer reputational damage from a cyberattack or improper disclosure or loss of personal or confidential data, and our use of data is subject to complex and ever-changing privacy and cybersecurity legal requirements that could negatively impact our business or subject us to claims and/or fines for non-compliance,” which should be read in conjunction with the information above.

The Chief Information Security Officer (CISO) leads our global information security organization responsible for overseeing the Company’s information security program. Our CISO has over 25 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at various technology companies. The global information security organization provides regular reports to senior management on various cybersecurity threats, assessments and findings.

The Audit Committee of the Board of Directors oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Audit Committee of the Board of Directors oversees our cybersecurity risk and regularly receives reports from our CISO on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

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

Item 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF MANPOWERGROUP

(as of February 16, 2024)

Name of Officer	Office

Jonas Prising Age 59

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

John T. McGinnis Age 57

Executive Vice President, Chief Financial Officer of ManpowerGroup since February 2016. Global Controller of Morgan Stanley from January 2014 to February 2016. Chief Financial Officer, HSBC North America from July 2012 to January 2014. Chief Financial Officer, HSBC Bank USA from July 2010 to January 2014. An employee of ManpowerGroup since February 2016.

Michelle S. Nettles Age 52

Executive Vice President, Chief People and Culture Officer since May 2022. Senior Vice President, Chief People and Culture Office from July 2019 to May 2022. Chief People and Diversity Officer of Molson Coors Brewing Company from October 2016 to July 2019. Chief Human Resources Officer of MillerCoors from October 2014 to October 2016. Prior thereto, held other positions at MillerCoors since 2009. An employee of ManpowerGroup since July 2019. A director of RXO, Inc. since November 2022.

Richard D. Buchband Age 60

Senior Vice President, General Counsel and Secretary of ManpowerGroup since January 2013. Partner and Associate General Counsel for Accenture plc from 2006 to 2011. An employee of ManpowerGroup since January 2013.

OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and Affiliates, in 2023:

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

Shareholders of Record

As of February 14, 2024, the Company's common stock was held by approximately 2,500 record holders.

Dividend Policy

While we currently expect that future semi-annual dividends will continue to be paid, our dividend policy is subject to review and change at the discretion of our Board of Directors and may depend upon, among other factors, earnings, financial condition, and other requirements.

Issuer Purchases of Equity Securities

In August 2023 and August 2021, the Board of Directors authorized the repurchase of 5.0 million shares and 4.0 million shares of our common stock, respectively. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the fourth quarter of 2023. As of December 31, 2023, there were 4.6 million shares remaining authorized for repurchase under the 2023 authorization and no shares remaining authorized for repurchase under the 2021 authorization.

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs
October 1 - 31, 2023	484,355	(1)	$71.55	482,174	4,811,019
November 1 - 30, 2023	212,783		72.84	212,783	4,598,236
December 1 - 31, 2023	—		—	—	4,598,236
Total	697,138		$71.95	694,957	4,598,236

(1) Includes 2,181 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

Performance Graph

Set forth below is a graph for the periods ending December 31, 2018-2023 comparing the cumulative total shareholder return on our common stock with the cumulative total return of companies in the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s 1500 Human Resources and Employment Services Sub-Industry Index. We are included in the Standard & Poor’s 1500 Human Resources and Employment Services Sub-Industry Index and we estimate that we constituted 2% of the total market capitalization of the companies included in the index. The graph assumes a $100 investment on December 31, 2018 in our common stock, the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s 1500 Human Resources and Employment Services Sub-Industry Index and assumes the reinvestment of all dividends.

December 31	2018	2019	2020	2021	2022	2023
ManpowerGroup	$100	$150	$139	$150	$128	$123
S&P 400 Midcap Stock Index	100	124	139	171	146	167
S&P 1500 Human Resources and Employment Services Sub-Industry Index	100	121	120	179	131	137

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

Results of Operations - For Years of Operation Ending December 31, 2023 and 2022

The financial discussion that follows focuses on 2023 results compared to 2022. For a discussion of 2022 results compared to 2021, see the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

During 2023, revenues decreased -4.6% compared to 2022. Our 2023 results reflected the negative impact of economic uncertainty, particularly in Europe and North America, as we saw decreased demand for our staffing and permanent recruitment services, partially offset by increased demand for our Talent Solutions outplacement services. As Europe represents a significant portion of our operations, we continue to monitor economic conditions in our Southern Europe and Northern Europe segments. The Americas market also experienced a challenging operating environment during 2023, driven primarily by elevated inflation and the United States' sensitivity to higher interest rates. As a result of these factors, we expect the business environment will continue to be challenging for us in future periods, especially in North America and Europe, with many companies delaying hiring decisions or reducing their demand for contingent labor. The current economic risks are driven by increasing geopolitical tensions and slowing economic growth in many parts of the world. Compounding the challenging business environment, the attack in Israel on October 7, 2023 and the subsequent hostilities in Gaza could negatively impact our operations in Israel, which represents 4.1% of our revenues in the Southern Europe region and 1.8% of our ManpowerGroup revenues. These evolving events could put further pressure on our results and may increase geopolitical risk and business caution more globally.

During 2023, the United States dollar was generally stable, on average, relative to the currencies in most of our markets, and overall had a slight unfavorable impact on our reported results. The changes in the foreign currency exchange rates had a -0.6% unfavorable impact on revenues from services and an approximately $0.14 per share unfavorable impact on net earnings per share – diluted in 2023. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same local currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During 2023, we experienced the following quarterly changes to our consolidated revenues compared to 2022: a -7.6% decrease in revenue in the first quarter due to softening demand for staffing services due to increased economic uncertainty, partially offset by an increase in demand for our Talent Solutions outplacement services; a revenue decrease of -4.3% in the second quarter due to the continued softening demand for staffing services, partially offset by an increase in demand for our Talent Solutions outplacement services; a revenue decrease of -2.6% in the third quarter due to the continued softening demand for staffing services, partially offset by an increase in demand for our Talent Solutions outplacement services; and ending the year with a -3.7% revenue decrease in the fourth quarter of 2023 due to the continuing decrease in demand for our staffing services, partially offset by an increase in demand for our Talent Solutions outplacement services.

During 2023 compared to 2022, most of our markets experienced revenue decreases due to softening demand for our staffing and permanent recruitment services and the strengthening of the dollar in certain markets, partially offset by increased demand for our Talent Solutions outplacement services. We experienced a -10.6% revenue decrease in the Americas primarily driven by decreased demand across our staffing and permanent recruitment services, partially offset by increased demand for our outplacement services. We experienced a -0.2% revenue decrease in Southern Europe, primarily due to decreased demand for our Manpower staffing services, partially offset by the favorable impact of currency exchange rates. We experienced a revenue decrease of -7.4% in Northern Europe primarily driven by decreased demand across our staffing/interim and permanent recruitment services, partially offset by increased demand for our Talent Solutions outplacement services. We experienced a -2.7% revenue decrease in APME primarily due to the unfavorable impact of changes in currency exchange rates and decreased activity in our RPO permanent recruitment business driven by the non-recurrence of a government contract mid-year and Experis interim services, partially offset by increased demand for our Manpower staffing services.

From a brand perspective, we experienced a revenue decrease in Manpower, Experis and Talent Solutions during 2023 compared to 2022. The revenue decrease in our Manpower brand was due to decreased demand for our staffing services and the unfavorable impact of currency exchange rates, partially offset by increased demand for our outcome-based solutions services. In our Experis brand, the revenue decrease was primarily due to decreased demand for our interim services. The revenue decrease in our Talent Solutions brand, which includes Recruitment Process Outsourcing (RPO), TAPFIN - Managed Service Provider (MSP) and our Right Management offerings, was driven primarily by decreased activity in our RPO permanent recruitment business, partially offset by increased demand for our Right Management outplacement services.

In 2023 our gross profit margin decreased 20 basis points compared to 2022 primarily due to decreases in our higher-margin permanent recruitment business as permanent hiring demand continued to soften and experienced reduced levels from the significant activity in the prior year period and decreased activity in our higher margin Experis solutions business. The decrease was partially offset by a change in business mix as our higher-margin Right Management outplacement business represented a higher percentage of the revenue mix and improvements in staffing/interim margins.

In 2023 our operating profit decreased -56.0% while our operating profit margin decreased 150 basis points compared to 2022. Excluding the effects of currency exchange rates, restructuring costs of $149.2 million in 2023 and $3.6 million in 2022, goodwill impairment charges of $55.1 million in 2023 and $50.0 million in 2022, both of which were related to our Netherlands reporting unit, $2.2 million in software impairment charges in 2023, $14.7 million in acquisition integration costs incurred in 2022, and a $10.5 million loss on the disposition of subsidiaries in 2022, our operating profit decreased -28.5%. Excluding the impact of the items previously listed, our operating profit margin decreased 80 basis points compared to 2022. The operating profit margin decreased primarily due to selling and administrative expenses decreasing at a lesser rate than revenues and the overall decrease in our gross profit margin, as noted above.

During the year we initiated significant restructuring actions on businesses heavily impacted by the continuing decline in activity. With these actions, we expect our overall cost structure to decline. We expect to continue to monitor expenses closely to maintain the benefit of our efforts to optimize our organizational cost structures. At the same time, we plan to invest appropriately to enable the business to grow in the future and enhance our productivity, technology and digital capabilities. We are focused on managing costs as efficiently as possible in the short term while continuing to progress transformational actions aligned with our strategic priorities.

Consolidated Results - 2023 compared to 2022

The following table presents selected consolidated financial data for 2023 as compared to 2022.

(in millions, except per share data)	2023	2022	Reported Variance	Variance in Constant Currency	Variance in Organic Constant Currency
Revenues from services	$18,914.5	$19,827.5	(4.6)%	(4.0)%	(4.0)%
Cost of services	15,556.5	16,255.1	(4.3)	(3.7)
Gross profit	3,358.0	3,572.4	(6.0)	(5.5)	(5.7)
Gross profit margin	17.8%	18.0%
Selling and administrative expenses, excluding goodwill impairment charges	3,047.1	2,940.7	3.6	3.8
Goodwill impairment charges	55.1	50.0
Selling and administrative expenses	3,102.2	2,990.7	3.7	3.8	3.7
Selling and administrative expenses as a % of revenues	16.4%	15.1%
Operating profit	255.8	581.7	(56.0)	(53.3)	(53.8)
Operating profit margin	1.4%	2.9%
Net interest expense	45.5	29.0
Other expenses (income), net	4.4	(4.4)
Earnings before income taxes	205.9	557.1	(63.0)	(60.0)
Provision for income taxes	117.1	183.3	(36.1)
Effective income tax rate	56.9%	32.9%
Net earnings	$88.8	$373.8	(76.3)	(74.3)
Net earnings per share - diluted	$1.76	$7.08	(75.1)	(73.1)
Weighted average shares - diluted	50.4	52.8	(4.5)%

The year-over-year decrease in revenues from services of -4.6% (-4.0% in constant currency) was attributed to:

•
a revenue decrease in the Americas of -10.6% (-6.8% in constant currency) primarily due to the decreased demand of $246.4 million for our Manpower and Experis staffing/interim services, decreased activity of $59.1 million in our RPO permanent recruitment business and a decrease of $17.5 million in our MSP business as we exited lower margin arrangements, partially offset by the increase in demand of $29.9 million for our Talent Solutions outplacement services. The United States, our largest market in the Americas, experienced a revenue decrease of -15.4% primarily driven by decreased demand of $443.8 million for our Manpower and Experis staffing/interim services, decreased activity of $57.1 million in our RPO permanent recruitment business and a decrease of $18.1 million in our MSP business as we exited lower margin arrangements, partially offset by an increase in demand of $27.7 million for our Talent Solutions outplacement services;
•
a revenue decrease in Southern Europe of -0.2% (-2.4% in constant currency and -2.6% in organic constant currency) which was primarily due to decreased demand of $230.8 million for our Manpower staffing services, partially offset by the $185.9 million favorable impact of changes in currency exchange rates and a $31.4 million increase in demand for our Talent Solutions outplacement services. France, the largest market in Southern Europe, experienced a revenue increase of 1.7% (-1.0% in constant currency and decrease of -1.5% in organic constant currency), which was primarily due to $129.7 million favorable impact of foreign currency exchange rates and an increase in demand of $31.0 million for our Talent Solutions outplacement services, partially offset by decreased demand of $83.8 million for our Manpower staffing services. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 0.1% (-2.5% in constant currency), which was primarily due to the $43.8 million favorable impact of foreign currency exchange rates, increased demand of $5.5 million for our consulting services, primarily driven by Experis, and increased demand of $2.6 million for our Manpower permanent recruitment services. The increase in Italy was partially offset by the decrease in demand of $51.8 million for our Manpower and Experis staffing/interim services;
•
a revenue decrease in Northern Europe of -7.4% (-7.3% in constant currency and -7.2% in organic constant currency), which was primarily due to decreased demand of $295.6 million for our Manpower and Experis staffing/interim services and decreased demand of $25.8 million in our permanent recruitment business, partially offset by increased demand of $7.5 million for our Experis outcome-based solutions and consulting services, increased demand of $6.7 million for our Talent Solutions outplacement services and increased demand of $4.8 million within our MSP business. Within Northern Europe, we experienced revenue decreases in the United Kingdom of $190.1 million, the Nordics of $150.4 million, and the Netherlands of $20.2 million, which represented revenue decreases of -12.7%, -15.8% and -5.0%, respectively (-13.0%, -9.8% and -7.4%, respectively, in constant currency). These decreases were partially offset by revenue increases in Germany of $28.2 million and Belgium of $18.8 million, which represented revenue increases of 5.3% and 6.2%, respectively (2.6% and 3.1%, respectively, in constant currency); and
•
a revenue decrease in APME of -2.7% (increase of 1.9% in constant currency and 2.3% in organic constant currency) primarily due to the $110.8 million unfavorable impact of foreign currency exchange rates, decreased activity of $32.7 million in our RPO permanent recruitment business driven by the non-recurrence of a government contract mid-year and decreased demand of $25.2 million for our Experis interim services, partially offset by increased demand of $86.7 million for our Manpower staffing services, particularly in Japan, increased demand of $13.1 million for our Manpower outcome-based solutions services and increased demand of $9.0 million for our Talent Solutions outplacement services.

The year-over-year 20 basis point decrease in gross profit margin was primarily attributed to:

•
a 50 basis point unfavorable impact due to decreases in permanent recruitment, including Talent Solutions RPO, as permanent hiring demand continued to soften and experienced reduced levels from the significant activity in the prior year period; and
•
a 10 basis point unfavorable impact due to decreases in our staffing/interim margins driven by our Experis businesses; partially offset by
•
a 30 basis point favorable impact from a change in business mix as the higher-margin Right Management outplacement business represented a higher percentage of the revenue mix; and
•
a 10 basis point favorable impact from changes in currency exchange rates.

The 3.7% increase in selling and administrative expenses in the year ended December 31, 2023 (3.8% in constant currency; 3.7% in organic constant currency) was primarily attributed to:

•
an increase in restructuring costs to $149.2 million incurred in the year ended December 31, 2023 from $3.6 million in the year ended December 31, 2022;
•
a $45.3 million, or 5.1% increase (5.4% in constant currency and 4.9% in organic constant currency) in non-personnel costs, due to a $13.0 million increase in consulting and outside services costs associated with our technology and back-office transformation initiatives, an $11.1 million increase in software amortization and software maintenance related costs and a $9.2 million increase in costs related to office leases; and
•
an increase in our goodwill impairment charge to $55.1 million incurred in the year ended December 31, 2023 from $50.0 million incurred in the year ended December 31, 2022, both of which were related to our Netherlands reporting unit; partially offset by
•
a $59.1 million, or -3.2% decrease (-2.9% in constant currency) in personnel costs due to a $52.2 million decrease in bonuses and sales commissions costs;
•
the nonrecurrence of $14.7 million in acquisition integration costs incurred in the year ended December 31, 2022;
•
the $10.5 million loss on the disposition of subsidiaries in the year ended December 31, 2022; and
•
a $2.7 million, or 0.1% decrease due to the impact of changes in currency exchange rates.

Selling and administrative expenses as a percent of revenues increased 130 basis points in the year ended December 31, 2023 compared to the year ended December 31, 2022 due primarily to:

•
a 70 basis point unfavorable impact as a result of the increase in restructuring costs in the year ended December 31, 2023 compared to the year ended December 31, 2022;
•
a 50 basis point unfavorable impact as non-personnel costs increased due to investments in consulting and outside services and software maintenance costs related to various transformation initiatives, as well as an increase in office lease costs;
•
a 10 basis point unfavorable impact as personnel costs decreased at a lesser rate than revenues; and
•
a 10 basis point unfavorable impact from changes in currency exchange rates; partially offset by
•
a 10 basis point favorable impact due to the nonrecurrence of acquisition integration costs and the disposition of subsidiaries in the year ended December 31, 2022.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $45.5 million in 2023 compared to $29.0 million in 2022 primarily due to the higher interest cost on pension obligations and a higher interest rate Euro note following the refinancing mid 2022. Miscellaneous income, net was $17.4 million in 2023 compared to $16.3 million in 2022. Foreign exchange loss, net was $21.8 million in 2023 compared to $11.9 million in 2022 primarily due to non-cash currency translation loss related to our Argentina business. Argentina is required to be treated as a hyperinflationary economy for accounting purposes and the non-cash currency translation losses reflected the devaluation of the Argentine peso in 2023. This is a non-cash accounting charge as our Argentina business operates in their local currency.

We recorded income tax expense at an effective rate of 56.9% for 2023, as compared to an effective rate of 32.9% for 2022. The 2023 rate was higher than the 2022 rate primarily due to a lower level of pre-tax earnings with a less beneficial mix driven by restructuring costs in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances. The 56.9% effective tax rate for 2023 was higher than the United States Federal statutory rate of 21% primarily due to restructuring costs in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the Netherlands non-deductible goodwill impairment charge, the French business tax and the overall mix of earnings.

Net earnings per share - diluted was $1.76 in 2023 compared to $7.08 in 2022. Restructuring costs recorded in 2023 and 2022 negatively impacted net earnings per share - diluted by approximately $2.74 and $0.05 per share, net of tax, in 2023 and 2022, respectively. Foreign currency exchange rates in 2023 unfavorably impacted net earnings per share - diluted by approximately $0.14 per share, net of tax, in 2023. Goodwill and other impairment charges recorded in 2023 and 2022 negatively impacted net earnings per share - diluted by approximately $1.13 and $0.93 per share, net of tax, in 2023 and 2022, respectively. The pension settlement expense recorded in 2023 and 2022 negatively impacted net earnings per share - diluted by approximately $0.12 and $0.05, net of tax, in 2023 and 2022, respectively. Non-cash currency translation losses related to our Argentina business in 2023 unfavorably impacted net earnings per share - diluted by approximately $0.26, net of tax, in 2023. The loss from the disposition of subsidiaries recorded in 2023 and 2022 negatively impacted net earnings per share - diluted by approximately $0.03 and $0.19 per share, net of tax, in 2023 and 2022, respectively. The acquisition transaction and integration costs recorded in 2022 negatively impacted net earnings per share - diluted by approximately $0.22, net of tax, in 2022.

Weighted average shares - diluted decreased to 50.4 million in 2023 from 52.8 million in 2022. This decrease was due to the impact of share repurchases completed in 2023, partially offset by grants of share-based awards.

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

Americas

In the Americas, revenues from services decreased -10.6% (-6.8% in constant currency) in 2023 compared to 2022. In the United States, revenues from services decreased -15.4% in 2023 compared to 2022, primarily driven by decreased demand of $443.8 million for our Manpower and Experis staffing/interim services, decreased activity of $57.1 million in our RPO permanent recruitment business and a decrease of $18.1 million in our MSP business as we exited lower margin arrangements, partially offset by an increase in demand of $27.7 million for our Talent Solutions outplacement services. In Other Americas, revenues from services increased 1.2% (14.2% in constant currency) in 2023 compared to 2022 primarily due to increased demand of $211.3 million for our Manpower staffing services, partially offset by the $187.3 million unfavorable impact of foreign currency exchange rates and decreased demand of $13.9 million for our Experis interim services. The increase in revenues from services in Other Americas was driven by revenue increases in Mexico and Argentina of $35.3 million, or 17.2%, and $19.4 million, or 11.6%, respectively (3.2% and 139.8%, respectively, in constant currency), partially offset by a revenue decrease in Canada of $61.2 million, or -14.7% (-11.3% in constant currency). The constant currency increase in Other Americas was primarily due to inflation in Argentina.

Gross profit margin decreased 80 basis points in 2023 compared to 2022 primarily due to decreased activity in our permanent recruitment business, particularly Talent Solutions RPO, which contributed 130 basis points to the decrease and decreased margins in our staffing and interim services, particularly within Experis, which contributed 50 basis points to the decrease. These contributions were partially offset by increased demand in our higher-margin Right Management outplacement business, which had a 60 basis point offsetting impact and the favorable impact of currency exchange rates, which had a 40 basis point offsetting impact.

Selling and administrative expenses decreased -4.7% (-3.2% in constant currency) in 2023 compared to 2022, primarily due to a $32.4 million decrease in bonuses and sales commissions as a result of decreased profitability in certain key markets, a $14.6 million decrease in salaries from a reduction in headcount and zero acquisition integration costs in 2023 compared to acquisition integration costs of $14.7 million in 2022. The decreases were partially offset by $11.5 million in restructuring costs incurred in 2023 compared to $1.7 million in 2022. The restructuring charges in the 2023 were primarily related to headcount reductions in the United States, Mexico and Canada.

Operating Unit Profit (“OUP”) decreased -41.4% (-37.5% in constant currency). This decrease was primarily due to decreased profitability in the United States business of $118.8 million, which includes the decreased demand for our Manpower and Experis staffing/interim services and decreased activity in our RPO permanent recruitment business, as noted above. The decreased profitability in the United States was partially offset by decreased selling and administrative expenses, particularly bonuses and sales commissions and salaries, as noted above. OUP margin in the Americas decreased to 3.8% in 2023 from 5.7% in 2022, respectively. In the United States, OUP margin decreased to 3.4% in 2023 from 6.3% in 2022 primarily due to a decrease in gross profit margin as we saw decreased demand for our Manpower and Experis staffing/interim services and decreased activity in our RPO permanent recruitment business. The decrease was also due to an increase in our selling and administrative expenses as a percent of revenue as we reduced costs slower than the decline in gross profit and incurred higher levels of restructuring charges as compared to the previous year. Other Americas OUP margin increased to 4.5% in 2023 from 4.4% in 2022 primarily due to an increase in our gross profit margin, specifically in our Manpower staffing services, partially offset by an increase in our selling and administrative expenses as a percent of revenue as we saw restructuring in both Canada and Mexico.

Southern Europe

In Southern Europe, revenues from services decreased -0.2% (-2.4% in constant currency and -2.6% in organic constant currency) in 2023 compared to 2022. In France, revenues from services increased 1.7% (-1.0% in constant currency and -1.5% in organic constant currency) in 2023 compared 2022. In Italy, revenues from services increased 0.1% (-2.5% in constant currency) in 2023 compared to 2022. The increase in France is primarily due to the $129.7 million favorable impact of foreign currency exchange rates and an increase in demand of $31.0 million for our Talent Solutions outplacement services, partially offset by decreased demand of $83.8 million for our Manpower staffing services. The increase in Italy was primarily due to the $43.8 million favorable impact of foreign currency exchange rates, increased demand of $5.5 million for our consulting services, primarily driven by Experis, and increased demand of $2.6 million for our Manpower permanent recruitment services. The increase in Italy was partially offset by the decrease in demand of $51.8 million for our Manpower and Experis staffing/interim services. In Other Southern Europe, revenues from services decreased -5.1% (-5.7% in constant currency) in 2023 compared to 2022, primarily due to decreased demand of $105.1 million for our Manpower and Experis staffing/interim services. The decrease in Other Southern Europe was driven by revenue decreases in Spain and Switzerland of $42.6 million, or -7.9% and $14.9 million, or -3.0%, respectively (-10.4% and -8.7%, respectively, in constant currency).

Gross profit margin increased 20 basis points in 2023 compared to 2022. The increases were primarily due to increased demand in our higher-margin Right Management outplacement business, which contributed 20 basis points to the increase and increased demand in our permanent recruitment business, particularly within Manpower, which contributed 5 basis points to the increase. These contributions were partially offset by decreased activity in our higher margin Manpower staffing services, which had a 5 basis point offsetting impact.

Selling and administrative expenses increased 8.5% (6.3% in constant currency and 5.5% in organic constant currency) during 2023 compared to 2022 primarily due to the $19.2 million unfavorable impact of currency exchange rates, an $18.6 million increase in salary-related costs and $13.6 million in restructuring costs incurred in 2023 compared to $0.9 million in 2022, partially offset by a $1.0 million decrease in bad debt expense and a $0.9 million decrease in bonuses and sales commissions as a result of decreased profitability in certain key markets. The restructuring charges in 2023 were primarily related to headcount reductions in Spain of $6.2 million, as well as $3.2 million in the regional head office, $2.5 million in France and $1.6 million in Italy.

OUP in Southern Europe decreased -13.4% (-15.2% in constant currency). This decrease was primarily due to decreased profitability in the France reporting unit of $38.4 million and increased selling and administrative expense, as noted above. OUP margin in Southern Europe decreased to 4.2% in 2023 from 4.8% in 2022. In France, the OUP margin was 3.9% in 2023 compared to 4.7% in 2022. The decrease in France was primarily due to an increase in salary related costs and restructuring charges, as noted above, which had a significant impact on the overall increase in selling and administrative expenses as a percent of revenue. In Italy, the OUP margin increased to 7.3% in 2023 from 7.2% in 2022 primarily due to an increase in the gross profit margin, partially offset by restructuring charges, as noted above, which had a significant impact on the overall increase in selling and administrative expenses as a percent of revenue. In Other Southern Europe, the OUP margin decreased to 2.3% in 2023 from 3.1% in 2022 primarily due to an increase in our selling and administrative expenses as a percent of revenue as we incurred restructuring charges related to Spain and the regional head office, as noted above.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 35%, 21%, 15%, 10% and 9%, respectively, of Northern Europe’s revenues). In the Northern Europe region, revenues from services decreased -7.4% (-7.3% in constant currency and -7.2% in organic constant currency) in 2023 compared to 2022. We experienced revenue decreases in the United Kingdom of $190.1 million, the Nordics of $150.4 million, and the Netherlands of $20.2 million, which represented revenue decreases of -12.7%, -15.8% and -5.0%, respectively (-13.0%, -9.8% and -7.4%, respectively, in constant currency). These decreases were partially offset by revenue increases in Germany of $28.2 million and Belgium of $18.8 million, which represented revenue increases of 5.3% and 6.2%, respectively (2.6% and 3.1%, respectively, in constant currency). The revenue decrease in Northern Europe was primarily due to decreased demand of $295.6 million for our Manpower and Experis staffing/interim services and decreased demand of $25.8 million for our permanent recruitment services, partially offset by the increased demand of $6.7 million for our Talent Solutions outplacement services and increased demand of $4.8 million within our MSP business.

Gross profit margin decreased by 10 basis points in 2023 compared to 2022 primarily due to decreases in our staffing/interim margins, which contributed 30 basis points to the decrease and decreased demand in our permanent recruitment business, particularly in Manpower and Experis, which contributed 30 basis points to the decrease. These contributions were partially offset by a shift in business mix towards our higher-margin Talent Solutions outplacement and MSP services, which had a 20 basis point offsetting impact and improvements in our consulting solutions margins, which had a 30 basis point offsetting impact.

Selling and administrative expenses increased 15.8% (15.1% in constant currency and 15.2% in organic constant currency) in 2023 compared to 2022. The increase is primarily due to $120.4 million in restructuring costs incurred in 2023 compared to $0.8 million in 2022 and the $4.5 million unfavorable impact of currency exchange rates, partially offset by the $15.6 million decrease in bonuses and sales commissions as a result of decreased profitability in certain markets and the disposition of our Russia business of $9.7 million incurred in 2022. The restructuring charges in 2023 were primarily related to headcount reductions and professional and other fees in Germany of $91.7 million as we wind down our Proservia operations in the country and headcount reductions in the Nordics of $14.3 million, as well as $5.2 million in the Netherlands, $5.0 million in the United Kingdom and $3.9 million in Belgium.

OUP in Northern Europe decreased -375.0% (-363.8% in constant currency), which represents a -3.1% OUP margin, a decrease from 1.0% in 2022. This OUP decrease was primarily driven by a decrease in profitability of our bench model countries, notably Germany, the Nordics and the Netherlands, which experienced decreases of $88.2 million, $39.7 million and $9.1 million, respectively, and the $120.4 million in restructuring costs, as noted above, which had a significant impact on the overall increase in selling and administrative expenses as a percent of revenue.

APME

Revenues from services decreased -2.7% (increase of 1.9% in constant currency and 2.3% in organic constant currency) in 2023 compared to 2022. In Japan, revenues from services increased 3.9% (11.4% in constant currency) due to increased demand of $117.1 million for our Manpower and Experis staffing/interim services and increased demand of $4.0 million for our Talent Solutions outplacement services, partially offset by the $81.8 million unfavorable impact of foreign currency exchange rates. In Australia, revenues from services decreased -25.0% (-21.3% in constant currency), primarily due to decreased demand of $46.4 million for our Experis interim services, decreased activity of $30.4 million in our RPO permanent recruitment business driven by the non-recurrence of a government contract mid-year and the $10.7 million unfavorable impact of currency exchange rates, partially offset by increased demand of $20.0 million for our Manpower staffing services and increased demand of $3.3 million for our Talent Solutions outplacement services.

Gross profit margin decreased 20 basis points in 2023 compared to 2022 primarily due to decreased activity in our permanent recruitment business, particularly Talent Solutions RPO, which contributed 120 basis points to the decrease. This contribution was partially offset by improvement in our staffing/interim margins, which had a 60 basis point offsetting impact, and increased demand in our higher-margin Right Management outplacement services, which had a 40 basis point offsetting impact.

Selling and administrative expenses decreased -6.9% (-2.4% in constant currency and -2.1% in organic constant currency) in 2023 compared 2022. The decrease is primarily due to the $14.2 million favorable impact of currency exchange rates, a $6.0 million decrease in office lease related costs and a $5.8 million decrease in salary related costs from a reduction in headcount, partially offset by $3.3 million in restructuring costs incurred in 2023 compared to $0.1 million in 2022. The restructuring charges in 2023 were related to headcount reductions in Australia.

OUP in APME increased 5.6% (11.6% in constant currency) which represents a 4.0% OUP margin, an increase from 3.7% in 2022. This OUP increase was primarily driven by increased profitability in the Japan reporting unit of $7.3 million, partially offset by decreased profitability in the Australia reporting unit of $2.3 million primarily due to the non-recurrence of a government contract mid-year.

Financial Measures

Constant Currency And Organic Constant Currency Reconciliation

Certain constant currency and organic constant currency percent variances are discussed throughout this report. A reconciliation of these Non-GAAP percent variances to the percent variances calculated based on our annual GAAP financial results is provided below. (See Constant Currency and Organic Constant Currency on page 34 for information.)

Amounts represent 2023 Percentages represent 2023 compared to 2022	Reported Amount (in millions)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions and Dispositions (in Constant Currency)	Organic Constant Currency Variance
Revenues from Services
Americas:
United States	$2,961.6	(15.4)%	—	(15.4)%	—	(15.4)%
Other Americas	1,453.2	1.2	(13.0)	14.2	—	14.2
	4,414.8	(10.6)	(3.8)	(6.8)	—	(6.8)
Southern Europe:
France	4,867.1	1.7	2.7	(1.0)	0.5	(1.5)
Italy	1,708.8	0.1	2.6	(2.5)	—	(2.5)
Other Southern Europe	1,939.4	(5.1)	0.6	(5.7)	(0.5)	(5.2)
	8,515.3	(0.2)	2.2	(2.4)	0.2	(2.6)
Northern Europe	3,748.0	(7.4)	(0.1)	(7.3)	(0.1)	(7.2)
APME	2,322.3	(2.7)	(4.6)	1.9	(0.4)	2.3
	19,000.4
Intercompany Eliminations	(85.9)
ManpowerGroup	$18,914.5	(4.6)%	(0.6)%	(4.0)%	—	(4.0)%
Gross Profit - ManpowerGroup	$3,358.0	(6.0)%	(0.5)%	(5.5)%	0.2%	(5.7)%
Operating Unit Profit
Americas:
United States	$100.4	(54.2)%	—	(54.2)%	—	(54.2)%
Other Americas	65.2	2.9	(17.4)	20.3	—	20.3
	165.6	(41.4)	(3.9)	(37.5)	—	(37.5)
Southern Europe:
France	188.3	(17.0)	2.3	(19.3)	1.3	(20.6)
Italy	124.7	1.5	2.6	(1.1)	—	(1.1)
Other Southern Europe	44.7	(29.4)	(1.7)	(27.7)	(0.6)	(27.1)
	357.7	(13.4)	1.8	(15.2)	0.6	(15.8)
Northern Europe	(116.7)	(375.0)	(11.2)	(363.8)	0.5	(364.3)
APME	92.6	5.6	(6.0)	11.6	(0.7)	12.3
Operating Unit Profit - ManpowerGroup	$255.8	(56.0)%	(2.7)%	(53.3)%	0.5%	(53.8)%

Cash Sources and Uses

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of December 31, 2023, we had $503.5 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund corporate activities. As of December 31, 2023, deferred taxes related to non-United States withholding and other taxes were provided on $1,519.8 million of accumulated unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2023 and 2022, we have recorded a deferred tax liability of $23.1 million and $18.4 million, respectively, related to these non-United States earnings that may be remitted. As of December 31, 2023, we had an additional $391.5 million of accumulated unremitted earnings of non-United States subsidiaries for which we have not provided deferred taxes as amounts are deemed indefinitely reinvested. We have not estimated the deferred tax liability on these earnings as such estimation is not practicable to determine or immaterial to the financial statements.

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

Cash provided by operating activities was $348.2 million, $423.3 million and $644.8 million for 2023, 2022 and 2021, respectively. Changes in operating assets and liabilities generated $98.7 million, compared to $139.7 million utilized and $135.6 million of cash generated in 2023, 2022 and 2021, respectively. The change in 2023 from 2022 was primarily attributable to a decrease in accounts receivable due to the slowdown in the demand for our services. The change in 2022 from 2021 was primarily attributable to a decrease in accounts payable due to timing.

Accounts receivable decreased to $4,830.0 million as of December 31, 2023 from $5,137.4 million as of December 31, 2022. The decrease was partly offset by the impact of changes in currency exchange rates. DSO decreased by two days from December 31, 2022 to 54 days as of December 31, 2023 due to favorable mix changes, with lower growth in countries with a higher average DSO.

Capital expenditures were $78.2 million, $75.6 million and $64.2 million during 2023, 2022 and 2021, respectively. These expenditures were comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs of $12.0 million, $34.2 million and $26.9 million in 2023, 2022 and 2021, respectively. The higher expenditures in 2022 and 2021 were primarily due to additional technology investments and the timing of capital expenditures.

Net debt repayments were $16.2 million in 2023 as compared to net debt repayments of $58.7 million in 2022 and net borrowings of $70.3 million in 2021. The decrease in 2023 from 2022 is mainly due to the $75.0 million repayment we made into our revolving credit facility during 2022 to clear the outstanding borrowings as of December 31, 2022 related to the Experis acquisition. The acquisition was funded through cash on hand and a $150.0 million draw on our revolving credit facility on October 1, 2021 which was paid in 2022.

The Board of Directors authorized the repurchase of 5.0 million, 4.0 million and 6.0 million shares of our common stock in August 2023, August 2021 and August 2019. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2023, we repurchased a total of 2.4 million shares comprised of 2.0 million shares under the 2021 authorization and 0.4 million shares under the 2023 authorization, at a total cost of $179.8 million excluding excise tax on share repurchases of $1.7 million. In 2022, we repurchased a total of 3.2 million shares comprised of 1.2 million shares under the 2019 authorization and 2.0 million shares under the 2021 authorization, at a total cost of $270.0 million. In 2021, we repurchased 2.1 million shares under the 2019 authorization at a total cost of $210.0 million. As of December 31, 2023, there were 4.6 million shares remaining authorized for repurchase under the 2023 authorization and no shares remaining authorized for repurchase under the 2021 or 2019 authorization.

During 2023, 2022 and 2021, the Board of Directors declared total cash dividends of $2.94, $2.72 and $2.52 per share, respectively, resulting in total dividend payments of $144.3 million, $139.9 million and $136.6 million, respectively.

We have aggregate commitments of $2,303.4 million related to debt, operating leases, purchase obligations for global technology and financial shared services, restructuring costs, transition tax resulting from the Tax Act and certain other commitments, as follows:

(in millions)	Total	2024	2025-2026	2027-2028	Thereafter
Long-term debt including interest	$1,109.4	$28.2	$602.6	$478.6	$—
Short-term borrowings	9.0	9.0	—	—	—
Operating leases	477.8	112.7	170.8	102.2	92.1
Purchase obligations for global technology and financial shared services	313.8	102.2	121.5	61.6	28.5
Restructuring costs	90.0	85.3	4.4	0.3	—
Pension funding commitments	71.4	8.7	7.0	8.9	46.8
Transition tax resulting from the Tax Act	60.6	23.4	37.2	—	—
Other(1)	171.4	106.0	52.5	12.9	—
	$2,303.4	$475.5	$996.0	$664.5	$167.4

(1) Includes local information technology contracts and other vendor commitments.

Our liability for unrecognized tax benefits, including related interest and penalties, of $17.1 million is excluded from the commitments above as we cannot determine the years in which these positions might ultimately be settled.

We recorded net restructuring costs of $149.2 million, $3.6 million and $15.2 million during 2023, 2022 and 2021, respectively, in selling and administrative expenses, primarily related to severances and office closures and consolidations in multiple countries and territories. The costs paid out of our restructuring reserve were $72.4 million during 2023.

We have entered into guarantee contracts and stand-by letters of credit that total $745.7 million as of December 31, 2023 ($696.9 million for guarantees and $48.8 million for stand-by letters of credit). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above. The cost of these guarantees and letters of credit was $1.6 million for 2023.

Total capitalization as of December 31, 2023 was $3,236.7 million, comprised of $1,002.6 million in debt and $2,234.1 million in equity. Debt as a percentage of total capitalization was 31%, 29% and 31% as of December 31, 2023, 2022 and 2021, respectively.

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

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding ettain group, net of cash acquired, for the years ended December 31, 2023, 2022, and 2021 was $0.0 million, $20.2 million and $8.1 million, respectively. The 2022 payments primarily represent a consideration payment for the acquisition of Tingari, a talent solutions company in France. The 2022 and 2021 balances include consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $3.8 million and $6.3 million, respectively, had been recognized as a liability at the acquisition date.

As of December 31, 2022, goodwill and intangible assets resulting from the 2022 acquisitions were $8.8 million and $5.3 million, respectively. We did not make any acquisitions in 2023.

Dispositions

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. On September 29, 2023, we disposed of our Philippines business in our APME segment for total consideration of $6.5 million. In connection with the disposition, we recognized a one-time net loss on disposition of $1.3 million, which was included in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2023.

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

Both the €500.0 million notes and €400.0 million notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2023. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See the Significant Matters Affecting Results of Operations section and Notes 8 and 12 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

Revolving Credit Agreement

On May 27, 2022, we entered into a new Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks with a termination date of May 27, 2027 to replace our previous $600.0 million revolving credit facility. The Credit Agreement includes terms generally consistent with our previous 5-year credit facility, except the Credit Agreement uses the Secured Overnight Financing Rate (SOFR) as the base rate index instead of London Interbank Offered Rate (LIBOR). The Credit Agreement allows for borrowing of $600.0 million in various currencies, and up to $150.0 million may be used for the issuance of stand-by letters of credit. We had no borrowings under this facility as of December 31, 2023 and 2022. Outstanding letters of credit issued totaled $0.4 million, hence additional borrowings of $599.6 million were available to us under the facility as of both December 31, 2023 and 2022.

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

As defined in the Credit Agreement, we had a net Debt-to-EBITDA ratio of 1.92 to 1 (compared to the maximum allowable ratio of 3.5 to 1) and a Fixed Charge Coverage ratio of 3.45 to 1 (compared to the minimum required ratio of 1.5 to 1) as of December 31, 2023.

Other

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2023, such uncommitted credit lines totaled $308.6 million, of which $294.2 million was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $285.6 million could have been made under these lines as of December 31, 2023.

Our long-term debt has a rating of Baa1 from Moody's Investor Services and BBB from Standard and Poor's, both with a stable outlook. Both of the credit ratings are investment grade. Rating agencies use proprietary methodology in determining their ratings and outlook which includes, among other things, financial ratios based upon debt levels and earnings performance.

Assessment of the Liquidity Position

We have assessed our liquidity position as of December 31, 2023 and for the near future. As of December 31, 2023, our cash and cash equivalents balance was $581.3 million. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 million of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines of up to $300.0 million ($600.0 million in the third quarter) to meet the working capital needs of our subsidiaries, of which $285.6 million was available to use as of December 31, 2023. Our €500.0 ($550.0) million notes mature in June 2026, and our €400.0 ($438.2) million notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

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

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. On October 1, 2021, we acquired ettain group (see Note 4 to the Consolidated Financial Statements for further information). As part of the accounting for the acquisition, we identified and recorded a customer relationship intangible asset of $360.0 million which is amortized over a 15 year useful life. We utilized the discounted cash flow method to estimate the fair value of the customer relationship asset, which required management to make significant assumptions in the model, but was calculated based on the historical customer sales of the acquired company. A change in the customer attrition rate of 250 basis points would result in a decrease of $66.0 million or an increase of $87.0 million in intangible assets, respectively.

Defined Benefit Pension Plans

We sponsor several qualified and nonqualified pension plans covering permanent employees. The most significant plans are located in Switzerland, the United Kingdom, the Netherlands, Germany and France. Annual expense relating to these plans was $21.7 million, $18.6 million and $22.2 million in 2023, 2022 and 2021, respectively. Pension expense is estimated to be approximately $16.0 million in 2024.

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

In determining the estimated 2024 pension expense for non-United States plans, we used a weighted-average discount rate of 2.7% compared to 3.2% for 2023, reflecting the current interest rate environment. We have selected a weighted-average expected return on plan assets of 3.4% for the non-United States plans in determining the 2024 estimated pension expense, compared to 3.5% used for the calculation of the 2023 pension expense. Absent any other changes, a 25 basis point increase in the weighted-average discount rate would decrease our 2024 consolidated pension expense by $1.5 million, and a 25 basis point decrease in the weighted-average discount rate would increase our 2024 consolidated pension expense by $5.3 million. Absent any other changes, a 25 basis point increase or decrease in the weighted-average expected return on plan assets would decrease or increase our 2024 consolidated pension expense by $1.4 million. (See Note 9 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

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

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value because of management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment tests include: expected future revenue growth rates, operating unit profit margins, working capital levels and discount rates.

During the third quarter of 2023, we performed our annual impairment test of our goodwill and determined that there was no impairment.

The fair value of each reporting unit at the time of our annual impairment test was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the Netherlands reporting unit. The Netherlands reporting unit, which is part of the Northern Europe segment, had a fair value that approximated its carrying value. Key assumptions included in the Netherlands discounted cash flow valuation performed at our 2023 annual impairment test included a discount rate of 12.5%, working capital of 0.5% of revenue, revenue growth for the next 10 years ranging from -1.2% to 6.4%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.2%.

During the fourth quarter of 2023, in connection with the preparation of our annual financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit was below its carrying amount. We identified several factors related to our Netherlands reporting unit that led us to conclude that it was more likely than not that the fair value of the reporting unit was below its carrying amount which triggered us to perform an interim impairment assessment. These factors included further deterioration of the macroeconomic and local market conditions subsequent to July 1, 2023, financial performance that came in significantly below management's planned revenue and OUP expectations for the fourth quarter of 2023, and revisions downward for full year 2024 planned revenue and OUP projections. As a result of the interim test, we recognized a non-cash impairment loss of $55.1 million to bring the carrying value of the Netherlands reporting unit down to its estimated fair value, which led to full impairment of the remaining goodwill in the Netherlands reporting unit.

Key assumptions included in the Netherlands discounted cash flow valuation performed during the fourth quarter of 2023 included a discount rate of 13.2%, working capital of 0.5% of revenue, revenue growth for the next 10 years ranging from -6.3% to 3.0%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.0%.

Management closely monitors the results of all the reporting units and comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting units. While our other reporting units' fair values exceeded their respective carrying values by 20% or more, there could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

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

Approximately 84% of our revenues are generated outside of the United States, with 47% generated from our European operations with a Euro-functional currency. As a result, fluctuations in the value of foreign currencies against the United States dollar, particularly the Euro, may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates each month. Consequently, as the value of the United States dollar changes relative to the currencies of our major markets, our reported results vary.

The United States dollar was generally stable relative to the currencies of our major markets during 2023, whereas it strengthened in 2022 on average. Revenues from services in constant currency were 0.6% higher than reported revenues in 2023. In 2022, revenues from services in constant currency were 9.2% higher than reported revenues. A change in the strength of the United States dollar by an additional 10% would have impacted our revenues from services by approximately 8.4% and 8.2% from the amounts reported in 2023 and 2022, respectively.

Fluctuations in currency exchange rates also impact the United States dollar amount of our shareholders’ equity. The assets and liabilities of our non-United States subsidiaries are translated into United States dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. The United States dollar weakened relative to many foreign currencies as of December 31, 2023 compared to December 31, 2022. Consequently, shareholders’ equity increased by $17.1 million as a result of the foreign currency translation as of December 31, 2023. If the United States dollar had weakened an additional 10% as of December 31, 2023, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $60.0 million from the amounts reported.

As of December 31, 2022, the United States dollar strengthened relative to many foreign currencies as of December 31, 2022 compared to December 31, 2021. Consequently, shareholders’ equity decreased by $116.3 million as a result of the foreign currency translation as of December 31, 2022. If the United States dollar had strengthened an additional 10% as of December 31, 2022, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $170.0 million from the amounts reported.

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

As of December 31, 2023, we had outstanding $988.2 million in principal amount of Euro-denominated notes (€900.0 million). These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2023. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, both net of tax, the related translation gains or losses are included as a component of accumulated other comprehensive loss. Shareholders’ equity decreased by $30.0 million, net of tax, due to changes in accumulated other comprehensive loss during 2023, due to the currency impact on these designated borrowings.

The hypothetical impact of the stated change in rates on 2023 total other comprehensive income (loss) for the Euro Notes and forward contracts is as follows:

2023 (in millions) Market Sensitive Instrument	10% Depreciation in Exchange Rates	10% Appreciation in Exchange Rates
Euro Notes:
€500.0, 1.81% Notes due June 2026	$55.2	$(55.2)
€400.0, 3.50% Notes due June 2027	44.1	(44.1)
Forward contracts:
€(261.2) to $(281.6)	28.8	(28.8)
¥308.0 to $2.2	(0.2)	0.2
KRW (6,000.0) to $(4.7)	0.5	(0.5)

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have historically managed interest rates through the use of a combination of fixed- and variable-rate borrowings. As of December 31, 2023, we had the following fixed- and variable-rate borrowings:

(in millions)	Amount	Weighted- Average Interest Rate(1)
Variable-rate borrowings	$9.0	17.4%
Fixed-rate borrowings	993.6	2.6%
Total debt	$1,002.6

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ManpowerGroup Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013)issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.

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

February 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ManpowerGroup Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ManpowerGroup Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill - Netherlands Reporting Unit – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The annual impairment test of goodwill at a reporting unit level is performed annually as of July 1, or more frequently if events or circumstances indicate the fair value of a reporting unit may be below its respective carrying value. The Company used the discounted cash flow method to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating unit profit margins for each reporting unit. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

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

During the fourth quarter of 2023 the Company identified a triggering event that caused the Company to re-evaluate the goodwill associated with the Netherlands reporting unit for potential impairment. These factors included further deterioration of the macroeconomic and industry conditions subsequent to July 1, 2023, in the Netherlands, financial performance that came in significantly below management's planned revenue and OUP expectations for the fourth quarter of 2023, and revisions downward for full year 2024 planned revenue and OUP projections. The Company updated its fair value estimate as of December 31, 2023 to reflect current market conditions and as a result recorded a $55.1 million impairment of goodwill based on the excess of the Netherlands reporting unit’s carrying amount over its estimated fair value.

Given that forecasted revenues and operating unit profit margins for the Netherlands reporting unit are highly sensitive to changes in demand and efficiency of operations, and considering the breakeven excess of fair value over carrying value of this reporting unit at the annual impairment test date, auditing these estimates and assumptions including the selected discount rates and terminal value revenue growth rates, and auditing the appropriateness of the impairment charge, involved especially subjective judgment. As a result, we identified the Company’s evaluation of goodwill impairment for the Netherlands reporting unit as a critical audit matter due to the high degree of auditor judgment and the increased extent of effort that was required when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues and operating unit profit margins, and the selection of discount rates and terminal value revenue growth rates for the Netherlands reporting unit at the annual impairment date and the triggering event in the fourth quarter of 2023 included the following, among others:

•
We tested the effectiveness of controls over goodwill, including controls over the review of forecasts related to revenue and operating unit profit margin and selection of discount rates and terminal value revenue growth rates.
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
o
Developing a range of independent estimates of terminal value revenue growth rates using reporting-unit specific macroeconomic indicators and industry projections, and comparing those to the terminal value revenue growth rate selected by management.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 16, 2024

We have served as the Company's auditor since 2005.

CONSOLIDATED STATEMENTS OF OPERATIONS

in millions, except per share data

Year Ended December 31	2023	2022	2021
Revenues from services	$18,914.5	$19,827.5	$20,724.4
Cost of services	15,556.5	16,255.1	17,316.9
Gross profit	3,358.0	3,572.4	3,407.5
Selling and administrative expenses, excluding goodwill impairment charges	3,047.1	2,940.7	2,822.1
Goodwill impairment charges	55.1	50.0	—
Selling and administrative expenses	3,102.2	2,990.7	2,822.1
Operating profit	255.8	581.7	585.4
Interest and other expenses, net	49.9	24.6	17.3
Earnings before income taxes	205.9	557.1	568.1
Provision for income taxes	117.1	183.3	185.7
Net earnings	$88.8	$373.8	$382.4
Net earnings per share - basic	$1.78	$7.17	$7.01
Net earnings per share - diluted	$1.76	$7.08	$6.91
Weighted average shares - basic	49.8	52.2	54.5
Weighted average shares - diluted	50.4	52.8	55.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

in millions

Year Ended December 31	2023	2022	2021
Net earnings	$88.8	$373.8	$382.4
Other comprehensive (loss) income:
Foreign currency translation	108.5	(188.9)	(108.7)
Translation adjustments on long-term intercompany loans, net of income taxes of $0.0, $(0.8) and $0.3, respectively	(0.8)	0.8	(0.3)
Adjustments on derivative instruments, net of income taxes of $(17.4), $11.1 and $18.5, respectively	(91.0)	71.8	62.8
Unrealized adjustments on interest rate swap, net of income taxes of $(0.1) and $0.4, respectively	(0.3)	1.4	—
Defined benefit pension plans and retiree health care plan, net of income taxes of $(3.7), $2.2 and $15.2, respectively	(29.5)	42.9	53.1
Pension settlements, net of income taxes of $1.2, $0.5 and $0.0, respectively	5.8	2.7	1.0
Total other comprehensive (loss) income	$(7.3)	$(69.3)	$7.9
Comprehensive income	$81.5	$304.5	$390.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

in millions, except share and per share data

December 31	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$581.3	$639.0
Accounts receivable, less allowance for doubtful accounts of $99.2 and $109.3, respectively	4,830.0	5,137.4
Prepaid expenses and other assets	160.8	158.0
Total current assets	5,572.1	5,934.4
Other Assets
Goodwill	1,586.8	1,628.1
Intangible assets, less accumulated amortization of $507.2 and $468.3, respectively	519.6	549.5
Operating lease right-of-use assets	414.0	365.7
Other assets	607.8	540.5
Total other assets	3,128.2	3,083.8
Property and Equipment
Land, buildings, leasehold improvements and equipment	526.5	584.9
Less: accumulated depreciation and amortization	396.6	472.7
Net property and equipment	129.9	112.2
Total assets	$8,830.2	$9,130.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,723.0	$2,831.4
Employee compensation payable	243.1	271.7
Accrued liabilities	693.0	572.6
Accrued payroll taxes and insurance	695.8	746.7
Value added taxes payable	432.7	462.7
Short-term borrowings and current maturities of long-term debt	12.1	26.6
Total current liabilities	4,799.7	4,911.7
Other liabilities
Long-term debt	990.5	959.9
Long-term operating lease liability	323.2	266.6
Other long-term liabilities	482.7	534.1
Total other liabilities	1,796.4	1,760.6
Commitments and contingencies (Note 15)
Shareholders’ Equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 118,387,641 and 118,028,009 shares, respectively	1.2	1.2
Capital in excess of par value	3,514.9	3,484.2
Retained earnings	3,813.0	3,868.5
Accumulated other comprehensive loss	(466.0)	(458.7)
Treasury stock at cost, 69,963,649 and 67,468,433 shares, respectively	(4,639.8)	(4,447.9)
Total ManpowerGroup shareholders' equity	2,223.3	2,447.3
Noncontrolling interests	10.8	10.8
Total shareholders’ equity	2,234.1	2,458.1
Total liabilities and shareholders’ equity	$8,830.2	$9,130.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

in millions

Year Ended December 31	2023	2022	2021
Cash Flows from Operating Activities
Net earnings	$88.8	$373.8	$382.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	88.6	84.6	73.4
Loss on sales of subsidiaries, net	1.3	6.0	—
Non-cash goodwill and other impairment charges	57.3	50.0	—
Deferred income taxes	(20.6)	4.8	(1.3)
Provision for doubtful accounts	5.4	6.2	17.9
Share-based compensation	28.7	37.6	36.8
Change in operating assets and liabilities:
Accounts receivable	391.8	28.8	(640.9)
Other assets	(45.2)	47.5	79.0
Other liabilities	(247.9)	(216.0)	697.5
Cash provided by operating activities	348.2	423.3	644.8
Cash Flows from Investing Activities
Capital expenditures	(78.2)	(75.6)	(64.2)
Acquisitions of businesses, net of cash acquired	—	(16.4)	(924.4)
Proceeds from the sale of subsidiaries and property and equipment	4.1	6.7	1.6
Cash used in investing activities	(74.1)	(85.3)	(987.0)
Cash Flows from Financing Activities
Net change in short-term borrowings	(12.8)	7.2	(3.0)
Net (repayments) proceeds of revolving debt facility	—	(75.0)	75.0
Proceeds from long-term debt	1.0	421.3	0.5
Repayments of long-term debt	(4.4)	(412.2)	(2.2)
Payments for debt issuance costs	—	(2.4)	—
Proceeds from derivative settlement	—	2.0	—
Payments of contingent consideration for acquisitions	—	(3.8)	(6.3)
Proceeds from share-based awards	1.8	0.3	5.1
Payments to noncontrolling interests	(0.6)	(1.1)	(1.2)
Other share-based award transactions	(10.4)	(8.5)	(5.0)
Repurchases of common stock	(179.8)	(270.0)	(210.0)
Dividends paid	(144.3)	(139.9)	(136.6)
Cash used in financing activities	(349.5)	(482.1)	(283.7)
Effect of exchange rate changes on cash	17.7	(64.7)	(93.4)
Change in cash and cash equivalents	(57.7)	(208.8)	(719.3)
Cash and cash equivalents, beginning of year	639.0	847.8	1,567.1
Cash and cash equivalents, end of year	$581.3	$639.0	$847.8
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$75.9	$38.2	$37.0
Income taxes, net	$182.2	$201.6	$139.7
Operating lease liabilities	$132.0	$127.7	$139.6
Non-cash operating activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$135.6	$92.5	$70.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

in millions, except share and per share data

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance, December 31, 2020	117,555,991	1.2	3,402.5	3,388.8	(397.3)	(3,954.2)	12.6	2,453.6
Net earnings				382.4				382.4
Other comprehensive loss					7.9			7.9
Issuances under equity plans	206,074		5.4			(5.2)		0.2
Share-based compensation expense			36.8					36.8
Dividends ($2.52 per share)				(136.6)				(136.6)
Repurchases of common stock						(210.0)		(210.0)
Noncontrolling interest transactions							(2.6)	(2.6)
Balance, December 31, 2021	117,762,065	1.2	3,444.7	3,634.6	(389.4)	(4,169.4)	10.0	2,531.7
Net earnings				373.8				373.8
Other comprehensive loss					(69.3)			(69.3)
Issuances under equity plans	265,944		0.3			(8.5)		(8.2)
Share-based compensation expense			37.6					37.6
Dividends ($2.72 per share)				(139.9)				(139.9)
Repurchases of common stock						(270.0)		(270.0)
Noncontrolling interest transactions			1.6				0.8	2.4
Balance, December 31, 2022	118,028,009	$1.2	$3,484.2	$3,868.5	$(458.7)	$(4,447.9)	$10.8	$2,458.1
Net earnings				88.8				88.8
Other comprehensive loss					(7.3)			(7.3)
Issuances under equity plans	359,632		2.0			(10.4)		(8.4)
Share-based compensation expense			28.7					28.7
Dividends ($2.94 per share)				(144.3)				(144.3)
Repurchases of common stock, including excise tax						(181.5)		(181.5)
Balance, December 31, 2023	118,387,641	$1.2	$3,514.9	$3,813.0	$(466.0)	$(4,639.8)	$10.8	$2,234.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in millions, except share and per share data

(1)
Summary of Significant Accounting Policies

Nature of Operations

ManpowerGroup Inc. is a world leader in the innovative workforce solutions and services industry. Our global network of over 2,100 offices in approximately 75 countries and territories allows us to meet the needs of our global, multinational and local clients across all major industry segments. Our largest operations, based on revenues, are located in France, the United States, Italy, and the United Kingdom. We specialize in permanent, temporary and contract recruitment and assessment; training and development; outsourcing; career management and workforce consulting services. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and credit losses, defined benefit plans, workers’ compensation, share-based compensation, annual performance-related incentives, leases, goodwill and long-lived asset impairment, valuation of acquired intangibles and income taxes. Actual results could differ from these estimates.

Basis of Consolidation

The Consolidated Financial Statements include our operating results and the operating results of all of our majority-owned subsidiaries and entities in which we have a controlling financial interest. We have a controlling financial interest if we own a majority of the outstanding voting common stock and the noncontrolling shareholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary. We account for equity investments in companies over which we have the ability to exercise significant influence, but not control, using the equity method of accounting. We recognize our ownership share of earnings of these equity method investments, amortization of basis differences, and related gains or losses in the Consolidated Financial Statements. These investments, as well as certain other relationships, are also evaluated for consolidation under the accounting guidance on consolidation of variable interest entities. These investments were $102.2 and $95.8 as of December 31, 2023 and 2022, respectively, and are included in other assets in the Consolidated Balance Sheets. Included in shareholders’ equity as of December 31, 2023 and 2022 are $11.5 and $4.3, respectively, of accumulated unremitted earnings from investments accounted for using the equity method. The amounts relate to accounting for our remaining interest in ManpowerGroup Greater China under the equity method subsequent to deconsolidation in 2019.

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

As allowed under the guidance, we do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to December 31, 2023 related to remaining performance obligations, which are not material.

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

Our deferred revenue was $31.9 and $35.6 as of December 31, 2023 and 2022, respectively. We recognized the entire amount of the deferred revenue balance as of December 31, 2022 as revenue during the year ended December 31, 2023. We expect to recognize the entire amount of deferred revenue balance as of December 31, 2023 as revenue in 2024.

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

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2023	$109.3	$5.4	$(18.2)	$2.7	$—	$99.2
2022	121.6	6.2	(12.4)	(5.8)	(0.3)	109.3
2021	128.1	17.9	(17.7)	(6.5)	(0.2)	121.6

Bad debt expense is recorded as selling and administrative expenses in our Consolidated Statements of Operations. Factors that would cause this provision to increase primarily relate to increased bankruptcies by our clients and other difficulties collecting amounts billed. On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision.

Advertising Costs

We expense production costs of advertising as they are incurred. Advertising expenses were $28.9, $29.6 and $28.1 in 2023, 2022 and 2021, respectively.

Restructuring Costs

We recorded net restructuring costs of $149.2, $3.6 and $15.2 in 2023, 2022 and 2021, respectively, in selling and administrative expenses, primarily related to severance, office closures and consolidations, and professional and other fees related to restructuring in multiple countries and territories. The costs paid out of our restructuring reserve were $72.4 and $13.7 in 2023 and 2022, respectively. We expect a majority of the remaining $90.0 reserve will be paid by the end of 2024.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2021	$1.0	$0.8	$21.5	$—	$—	23.3
Severance costs	1.7	—	0.8	0.1	—	2.6
Other costs	—	0.9	—	0.1		1.0
Costs paid	(1.7)	(0.7)	(11.3)	—	—	(13.7)
Balance, December 31, 2022	$1.0	$1.0	$11.0	$0.2	$—	$13.2
Severance costs	11.5	11.3	87.4	3.3	0.4	113.9
Other costs	—	2.3	33.0	—	—	35.3
Costs paid	(7.7)	(8.7)	(52.5)	(3.1)	(0.4)	(72.4)
Balance, December 31, 2023	$4.8	$5.9	$78.9	$0.4	$—	$90.0

(a)
Balance related to United States was $0.2 as of December 31, 2021. In 2022, United States incurred $0.8 for severance costs and paid $0.4, leaving a $0.6 liability as of December 31, 2022. In 2023, United States incurred $7.7 for severance costs and paid $4.6, leaving a $3.7 liability as of December 31, 2023.
(b)
France had a $0.6 liability as of December 31, 2021. In 2022, France incurred $0.9 for other costs and paid $0.6, leaving a $0.9 liability as of December 31, 2022. In 2023, France incurred $2.1 for severance costs, $0.4 for other costs and paid $0.9, leaving a $2.5 liability as of December 31, 2023. Balance related to Italy was $$0.3 as of December 31, 2021. In 2022, Italy paid $0.3, leaving no liability as of December 31, 2022. In 2023, Italy incurred $1.6 for severance costs and paid $0.6, leaving a $1.0 liability as of December 31, 2023.

In July 2023, we announced our decision to wind down our Proservia managed services business in Germany. We recorded restructuring expense of $82.5 in 2023 related to this wind down. A significant portion of the restructuring costs represented estimated payments to impacted employees, customers and other parties, as well as consulting and professional fees related to the wind down. Key components of these charges are severance and employee related costs amounting to $53.3 agreed with the applicable work councils in October and December 2023 and estimated one-time settlements with customers and other impacted parties.

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

Fair Value Measurements

The assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using				Fair Value Measurements Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan assets	$144.2	$144.2	$—	$—	$115.3	$115.3	$—	$—
Cross-currency swaps	31.7	—	31.7	—	13.8	—	13.8	—
Foreign currency forward contracts	6.7	—	6.7	—	0.2	—	0.2	—
	$182.6	$144.2	$38.4	$—	$129.3	$115.3	$14.0	$—
Liabilities
Cross-currency swaps	$73.3	$—	$73.3	$—	$25.8	$—	$25.8	$—
Foreign currency forward contracts	2.3	—	2.3	—	—	—	—	—
	$75.6	$—	$75.6	$—	$25.8	$—	$25.8	$—

We determine the fair value of our deferred compensation plan assets, comprised of publicly traded securities, by using market quotes as of the last day of the period. The fair value of the cross-currency swaps and foreign currency forward contracts are measured at the value based on a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as current and forward interest rates and current and forward foreign exchange rates.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our variable-rate long-term debt and revolving debt facility approximates fair value. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $977.6 and $921.7 as of December 31, 2023 and 2022, respectively, compared to a carrying value of $988.2 and $956.6, respectively.

Goodwill and Other Intangible Assets

We had goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	December 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(a)	$1,586.8	$—	$1,586.8	$1,628.1	$—	$1,628.1
Intangible assets:
Finite-lived:
Customer relationships	$824.9	$486.0	$338.9	$818.9	$448.1	$370.8
Other	21.5	21.2	0.3	21.3	20.2	$1.1
	846.4	507.2	339.2	840.2	468.3	371.9
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	128.4	—	128.4	125.6	—	125.6
	180.4	—	180.4	177.6	—	177.6
Total intangible assets	$1,026.8	$507.2	$519.6	$1,017.8	$468.3	$549.5

(a) Balances were net of accumulated impairment loss of $749.3 and $694.2 as of December 31, 2023 and 2022, respectively.

(b) Balances were net of accumulated impairment loss of $139.5 as of both December 31, 2023 and 2022.

The consolidated amortization expense related to intangibles was $34.6, $37.1 and $24.2 in 2023, 2022 and 2021, respectively. Amortization expense expected in each of the next five years related to acquisitions completed as of December 31, 2023 is as follows: 2024 - $32.4, 2025 - $30.6, 2026 - $26.9, 2027 - $26.3 and 2028 - $26.3. The weighted-average useful lives of the customer relationships and other are approximately 14 and 4 years, respectively. The tradenames have been assigned an indefinite life based on our expectation of renewing the tradenames, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future. Indefinite-lived reacquired franchise rights resulted from our franchise acquisitions in the United States, Switzerland and Canada. These rights entitled the franchisees with unilateral control to operate perpetually in particular territories and have therefore been assigned an indefinite life.

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived intangible assets at our unit of account level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value. In the event the fair value of a reporting unit is less than the carrying value, including goodwill, we would record an impairment charge based on the excess of a reporting units’ carrying amount over its fair value. We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2023, and determined that there was no impairment of our goodwill or indefinite-lived intangible assets as a result of our annual test.

The fair value of each reporting unit at the time of our 2023 annual impairment test was at least 20% in excess of the respective reporting unit’s carrying value with the exception of the Netherlands reporting unit. The Netherlands reporting unit, which is part of the Northern Europe segment, had a fair value that approximated its carrying value. Key assumptions included in the Netherlands discounted cash flow valuation performed at our 2023 annual impairment test included a discount rate of 12.5%, working capital of 0.5% of revenue, revenue growth for the next 10 years ranging from -1.2% to 6.4%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.2%.

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment tests include: expected future revenue growth rates, operating unit profit margins, working capital levels and discount rates. The expected future revenue growth rates and operating unit profit margins are determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential and our expectations of future business performance.

We believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based on the reporting units’ projections of future operating results and cash flows and is consistent with our view of how market participants would value the company’s reporting units in an orderly transaction.

During the fourth quarter of 2023, in connection with the preparation of our annual financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit was below its carrying amount. We identified several factors related to our Netherlands reporting unit that led us to conclude that it was more likely than not that the fair value of the reporting unit was below its carrying amount which triggered us to perform an interim impairment assessment. These factors included further deterioration of the macroeconomic and local market conditions subsequent to July 1, 2023, financial performance that came in significantly below management's planned revenue and OUP expectations for the fourth quarter of 2023, and revisions downward for full year 2024 planned revenue and OUP projections. As a result of the interim test, we recognized a non-cash impairment loss of $55.1 to bring the carrying value of the Netherlands reporting unit down to its estimated fair value, which led to full impairment of the remaining goodwill in the Netherlands reporting unit.

Key assumptions included in the Netherlands discounted cash flow valuation performed during the fourth quarter of 2023 included a discount rate of 13.2%, working capital of 0.5% of revenue, revenue growth for the next 10 years ranging from -6.3% to 3.0%, a terminal value revenue growth rate of 2.0%, and a terminal value OUP margin of 3.0%.

Management closely monitors the results of all the reporting units and comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting units. While our other reporting units' fair values exceeded their respective carrying values by 20% or more, there could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

Capitalized Software for Internal Use

We capitalize purchased software as well as internally developed software. Internal software development costs are capitalized from the time when the internal-use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation, selection and software maintenance costs are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the software which ranges from 3 to 10 years. The net capitalized software balance of $44.7 and $47.7 as of December 31, 2023 and 2022, respectively, is included in other assets in the Consolidated Balance Sheets. Amortization expense related to the capitalized software costs was $13.8, $9.8 and $5.5 for 2023, 2022 and 2021, respectively. In 2023, we also recorded software impairment charges of $2.2.

Cloud Computing Arrangements

We utilize cloud computing arrangements such as hosting arrangements that are service contracts, whereby we gain remote access to use software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Subscription fees are usually prepaid and recorded in selling and administrative expenses over the related subscription period. Certain implementation costs for cloud computing arrangements are capitalized in prepaid expenses or other noncurrent assets if they consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. Amortization of capitalized implementation costs is recorded in selling and administrative expenses on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of agreement, together with periods covered by renewal options that we are reasonably certain to exercise. The unamortized implementation costs related to our cloud computing arrangements were $54.6 and $19.9 as of December 31, 2023 and 2022, respectively.

Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2023	2022
Land	$0.4	$0.4
Buildings	6.4	6.3
Furniture, fixtures, and autos	148.5	166.4
Computer equipment	127.3	130.1
Leasehold improvements	243.9	281.7
Property and equipment	$526.5	$584.9

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

We have operating leases for real estate, vehicles, and equipment. Our leases have remaining lease terms of 1 month to 15 years. Our lease agreements may include renewal or termination options for varying periods that are generally at our discretion. In our lease term, we only include those periods related to renewal options we are reasonably certain to exercise. However, we generally do not include these renewal options as we are not reasonably certain to renew at the lease commencement date. This determination is based on our consideration of certain economic, strategic and other factors that we evaluate at lease commencement date and reevaluate throughout the lease term. Some leases also include options to terminate the contracts, and we only include those periods beyond the termination date if we are reasonably certain not to exercise the termination option.

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

Leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases. As of December 31, 2023, we did not have any material additional operating leases that have not yet commenced.

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

As of July 1, 2018, the Argentina economy was designated as highly-inflationary and was treated as such for accounting purposes for all periods presented.

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

Shareholders’ Equity

The Board of Directors authorized the repurchase of 5.0 million, 4.0 million and 6.0 million shares of our common stock in August 2023, August 2021 and August 2019. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2023, we repurchased a total of 2.4 million shares comprised of 2.0 million shares under the 2021 authorization and 0.4 million shares under the 2023 authorization, at a total cost of $179.8 excluding excise tax on share repurchases of $1.7. In 2022, we repurchased a total of 3.2 million shares comprised of 1.2 million shares under the 2019 authorization and 2.0 million shares under the 2021 authorization, at a total cost of $270.0. In 2021, we repurchased 2.1 million shares under the 2019 authorization at a total cost of $210.0. As of December 31, 2023, there were 4.6 million shares remaining authorized for repurchase under the 2023 authorization and no shares remaining authorized for repurchase under the 2021 or 2019 authorization.

During 2023, 2022 and 2021, the Board of Directors declared total cash dividends of $2.94, $2.72 and $2.52 per share, respectively, resulting in total dividend payments of $144.3, $139.9 and $136.6, respectively.

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses in our Consolidated Statements of Operations. We recorded income of $0.4, $0.8 and $0.7 for 2023, 2022 and 2021, respectively.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, term deposits with banks and short-term highly-liquid financial investments that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value; and have a maturity of three months or less from the date of acquisition.

Accounting Standards Effective as of January 1, 2023

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

Recently Issued Accounting Standards

In November 2023, the FASB issued new guidance on segment reporting. The guidance requires an annual and interim disclosure of significant segment expenses that are (1) regularly provided to the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The guidance also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The new guidance is effective for our 2024 annual disclosures and should be adopted retrospectively. We are currently assessing the impact of the adoption of this guidance on our financial statement disclosures.

In December 2023, the FASB issued a final standard on improvements to income tax disclosures. The guidance requires that public entities on an annual basis disclose disaggregated information about the rate reconciliation as well as income taxes paid. The new standard is effective for our 2025 annual disclosures and will be adopted prospectively. We are currently assessing the impact of the adoption of this guidance on our financial statement disclosures.

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
•
Our franchise fees include the performance obligation of providing the right to use our intellectual property in a specifically defined exclusive territory as defined in a franchise agreement. Our franchise agreements generally state that franchise fees are calculated based on a percentage of revenues earned by the franchise operations and are payable on a monthly basis. As such, we record franchise fee revenues monthly over time calculated based on the specific fee percentage and the monthly revenues of the franchise operations. Franchise fees were $14.8, $15.7 and $15.3 for the years ended December 31, 2023, 2022 and 2021, respectively.

Disaggregation of Revenues

In the following table, revenue is disaggregated by service types and timing of revenue recognition and includes a reconciliation of the disaggregated revenues by reportable segment.

	Year Ended December 31,
	2023					2022(a)
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$2,647.7	$18.3	$133.0	$162.6	$2,961.6	$3,115.1	$21.7	$209.0	$153.5	$3,499.3
Other Americas	1,347.4	49.4	46.9	9.5	1,453.2	1,329.3	51.9	48.6	6.6	1,436.4
	3,995.1	67.7	179.9	172.1	4,414.8	4,444.4	73.6	257.6	160.1	4,935.7
Southern Europe:
France	4,454.7	283.5	58.9	70.0	4,867.1	4,421.8	268.0	57.9	37.3	4,785.0
Italy	1,590.1	36.9	55.0	26.8	1,708.8	1,600.7	31.9	51.7	22.6	1,706.9
Other Southern Europe	1,547.2	305.1	58.9	28.2	1,939.4	1,635.0	336.7	62.0	10.7	2,044.4
	7,592.0	625.5	172.8	125.0	8,515.3	7,657.5	636.6	171.6	70.6	8,536.3
Northern Europe	3,160.2	332.5	153.2	102.1	3,748.0	3,446.9	335.5	179.3	86.6	4,048.3
APME	1,781.8	386.3	109.4	44.8	2,322.3	1,809.6	392.0	149.1	36.6	2,387.3
	16,529.1	1,412.0	615.3	444.0	19,000.4	17,358.4	1,437.7	757.6	353.9	19,907.6
Intercompany Eliminations					(85.9)					(80.1)
Total					$18,914.5					$19,827.5

(a)
Certain service line revenues for the United States and Northern Europe were reclassified for the 2022 comparative period to align with the current period presentation. In the United States, $252.6 was reclassified from Outcome-Based Solutions and Consulting to Staffing and Interim. In Northern Europe, $120.5 was reclassified from Staffing and Interim to Outcome-Based Solutions and Consulting.

	Year Ended December 31,
	2023			2022
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$2,885.0	$76.6	$2,961.6	$3,380.9	$118.4	$3,499.3
Other Americas	1,423.6	29.6	1,453.2	1,406.3	30.1	1,436.4
	4,308.6	106.2	4,414.8	4,787.2	148.5	4,935.7
Southern Europe:
France	4,814.5	52.6	4,867.1	4,732.3	52.7	4,785.0
Italy	1,657.8	51.0	1,708.8	1,659.4	47.5	1,706.9
Other Southern Europe	1,891.1	48.3	1,939.4	1,993.8	50.6	2,044.4
	8,363.4	151.9	8,515.3	8,385.5	150.8	8,536.3
Northern Europe	3,627.5	120.5	3,748.0	3,902.9	145.4	4,048.3
APME	2,255.2	67.1	2,322.3	2,302.4	84.9	2,387.3
	18,554.7	445.7	19,000.4	19,378.0	529.6	19,907.6
Intercompany Eliminations			(85.9)			(80.1)
Total			$18,914.5			$19,827.5

(3) Share-Based Compensation Plans

During 2023, 2022 and 2021, we recognized $28.7, $37.6 and $36.8, respectively, in share-based compensation expense related to stock options, deferred stock, restricted stock and performance share units, all of which is recorded in selling and administrative expenses. Consideration received from share-based awards for 2023, 2022 and 2021 was $1.8, $0.3 and $5.1, respectively. The income tax benefit recognized during 2023, 2022 and 2021 was $1.0, $2.6 and $1.6, respectively, for the United States share-based compensation and $1.6, $1.3 and $1.6, respectively, for non-United States share-based compensation. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

Stock Options

All share-based compensation is granted under the 2011 Equity Incentive Plan of ManpowerGroup Inc. (“2011 Plan”). Options and stock appreciation rights are granted at a price not less than 100% of the fair market value of the common stock at the date of grant. Generally, options are granted with a ratable vesting period of up to four years and expire ten years from date of grant. No stock options were granted subsequent to 2021. No stock appreciation rights had been granted or outstanding as of December 31, 2023, 2022 or 2021. A summary of stock option activity is as follows:

	Shares (000)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2021	788	$91
Granted	130	92
Exercised	(38)	93		$—
Expired or cancelled	(28)	123
Outstanding, December 31, 2021	852	$90	6.1	$8
Exercisable, December 31, 2021	510	$89	4.8	$6
Outstanding, January 1, 2022	852	$90
Granted	—	N/A
Exercised	—	N/A
Expired or cancelled	—	N/A
Outstanding, December 31, 2022	852	$90	5.1	$2
Exercisable, December 31, 2022	639	$90	4.4	$2
Outstanding, January 1, 2023	852	90
Granted	—	N/A
Exercised	(23)	76
Expired or cancelled	(19)	109
Outstanding, December 31, 2023	810	$90	4.4	$1
Exercisable, December 31, 2023	706	$90	4.1	$1

Options outstanding and exercisable as of December 31, 2023 were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares (000)	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price
$75-$80	177	1.6	76	177	76
$81-$89	179	4.5	84	179	84
$90-$95	286	6.6	93	182	93
$96-$123	168	3.6	109	168	109
	810	4.4	$90	706	$90

We recognized expense of $0.5, $0.8 and $2.9 related to stock options for the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of options vested during the same periods was $2.2, $2.8 and $2.6, respectively. As of December 31, 2023, total unrecognized compensation cost was $0.2, net of estimated forfeitures, which we expect to recognize over a weighted-average period of approximately 1.0 year.

We estimated the fair value of stock options on the 2021 grant date using the Black-Scholes option pricing model and the following assumptions:

2021
Average risk-free interest rate	0.7%
Expected dividend yield	2.7%
Expected volatility	35.0%
Expected term (years)	6.0

The average risk-free interest rate was based on United States Treasury security rates corresponding to the expected term in effect as of the grant date. The expected dividend yield was based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (weighted 75%) of our stock price over the past five years and implied volatility (weighted 25%) based upon exchange traded options for our common stock. We believe that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than considering purely historical volatility. We determined the expected term of the stock options using historical data. The weighted-average grant-date fair value per option granted during 2021 was $22.83.

Deferred Stock

Our non-employee directors may elect to receive deferred stock in lieu of part or all of their annual cash retainer otherwise payable to them. The number of shares of deferred stock is determined pursuant to a formula set forth in the terms and conditions adopted under the 2011 Plan; the deferred stock is settled in shares of common stock according to these terms and conditions. During December 31, 2023, 2022 and 2021, there were 4,463, 4,775 and 1,086, respectively, shares of deferred stock awarded under this arrangement, all of which are vested.

Non-employee directors also receive an annual grant of deferred stock (or restricted stock, if they so elect) as additional compensation for board service. The award vests in equal quarterly installments over one year and the vested portion of the deferred stock is settled in shares of common stock either three years after the date of grant (which may in most cases be extended at the directors’ election) or upon a director’s termination of service in accordance with the terms and conditions under the 2011 Plan. During 2023, 2022 and 2021, there were 14,721, 12,698 and 15,528, respectively, shares of deferred stock awarded under this arrangement, all of which are vested. We recognized expense of $1.9, $1.8 and $1.7 related to deferred stock in 2023, 2022 and 2021, respectively.

Restricted Stock

We grant restricted stock and restricted stock unit awards to certain employees and to non-employee directors who may elect to receive restricted stock rather than deferred stock as described above. Restrictions lapse over periods ranging up to five years, and in some cases upon retirement. We value restricted stock awards at the closing market value of our common stock on the date of grant.

A summary of restricted stock activity is as follows:

	Shares (000)	Wtd. Avg. Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Unvested, January 1, 2021	484	$94	1.4
Granted	208	87
Vested	(124)	106
Forfeited	(23)	84
Unvested, December 31, 2021	545	$85	1.3
Granted	245	104
Vested	(177)	80
Forfeited	(25)	88
Unvested, December 31, 2022	588	$94	1.4
Granted	261	82
Vested	(177)	87
Forfeited	(44)	90
Unvested, December 31, 2023	628	$91	1.4	$50

During 2023, 2022 and 2021, there were 8,412, 7,192 and 7,764, respectively, shares of restricted stock granted to our non-employee directors, all of which are vested except for 1,258 shares granted in 2021 that were cancelled. During 2023, 2022 and 2021, we recognized $18.9, $19.1 and $15.6, respectively, of expense related to restricted stock awards. As of December 31, 2023, there was $15.3 of total unrecognized compensation cost related to unvested restricted stock, which we expect to recognize over a weighted-average period of approximately 2.0 years.

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

A summary of the performance share units detail by grant year is as follows:

	2020		2021 (Regular)	2021 (Additional)	2022 (Regular)	2022 (Experis)	2023
Grant Date(s)	February 14, 2020		February 12, 2021	February 12, 2021	February 11, 2022	February 11, 2022	February 17, 2023
Performance Period (years)	2020-2022		2021	2021-2022	2022-2024	2022-2024	2023-2025
Vesting Date(1)	February 2023		February 2024	February 2023	February 2025	February 2025	February 2026
Payout Levels (in units):
Threshold Award	59,698		61,076	39,882	—	—	—
Target Award	119,395		122,152	79,763	106,116	28,275	132,537
Outstanding Award	238,790		244,304	159,526	212,232	84,826	265,074
Shares Issued in 2023	N/A		N/A	159,526	N/A	N/A	N/A
Payout Achieved Over Performance Period	—	(2)	243,526	159,526	N/A	N/A	N/A

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

We recognize and adjust compensation expense based on the likelihood of the performance criteria specified in the award being achieved. The compensation expense is recognized over the performance and holding periods and is recorded in selling and administrative expenses. We recognized total compensation expense of $7.2, $15.6 and $16.3 in 2023, 2022 and 2021, respectively, related to the performance share units. The lower expense in 2023 compared to 2022 resulted from lower estimated payout levels for all the grants. For 2022, additional expense from the Experis award at the outstanding payout level was offset by the reversal of cumulative expense related to the 2020 grant upon the Board of Directors' exercise of its discretion to reduce the payout to zero.

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

Year Ended December 31,
2021
Revenues from services	$21,269.1
Net earnings	425.4

The proforma amounts are calculated after applying our accounting policies and adjusting the results of ettain group to reflect the additional amortization that would have been charged assuming a fair value adjustment to intangible assets had been applied from January 1, 2020, with the consequential tax effects.

In 2021, we incurred $18.8 of acquisition and integration costs. These expenses are included in selling and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2021.

Other Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions excluding ettain group, net of cash acquired, for the years ended December 31, 2023, 2022, and 2021 was $0.0, $20.2 and $8.1, respectively. The 2022 payments primarily represent a consideration payment for the acquisition of Tingari, a talent solutions company in France. The 2022 and 2021 balances include consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $3.8 and $6.3, respectively, had been recognized as a liability at the acquisition date.

As of December 31, 2022, goodwill and intangible assets resulting from the 2022 acquisitions were $8.8 and $5.3, respectively. We did not make any acquisitions in 2023.

Dispositions

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. On September 29, 2023, we disposed of our Philippines business in our APME segment for total consideration of $6.5. In connection with the disposition, we recognized a one-time net loss on disposition of $1.3, which was included in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2023.

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

(5) Income Taxes

The provision for income taxes was as follows:

Year Ended December 31	2023	2022	2021
Current
United States
Federal	$(2.9)	$17.6	$20.2
State	7.3	6.8	3.3
Non-United States	133.3	154.1	163.5
Total current	137.7	178.5	187.0
Deferred
United States
Federal	(8.6)	11.2	5.8
State	(4.0)	0.9	2.4
Non-United States	(8.0)	(7.3)	(9.5)
Total deferred	(20.6)	4.8	(1.3)
Total provision	$117.1	$183.3	$185.7

A tax reconciliation between taxes computed at the United States federal statutory rate of 21% and the consolidated effective tax rate is as follows:

Year Ended December 31	2023	2022	2021
Income tax based on statutory rate	$43.2	$117.0	$119.3
Increase (decrease) resulting from:
Non-United States tax rate difference:
French business tax(1)	13.0	24.6	26.7
Other(2)	10.4	15.2	22.2
Repatriation of non-United States earnings	4.6	10.7	5.7
State income taxes, net of federal benefit	2.0	5.5	5.0
Change in valuation allowance(3)	53.5	13.7	22.0
Work Opportunity Tax Credit(4)	(5.6)	(14.4)	(12.1)
Foreign-Derived Intangible Income deduction	(7.2)	(9.6)	(10.7)
Goodwill impairment(5)	10.9	8.9	—
Change in unrecognized tax benefits(6)	(14.4)	4.2	1.6
Other, net	6.7	7.5	6.0
Tax provision	$117.1	$183.3	$185.7

(1)
The French business tax is allowed as a deduction for French income tax purposes. The gross amount of the French business tax was $16.4, $31.2 and $33.7 for 2023, 2022, and 2021 respectively. The amounts in the table above of $13.0, $24.6 and $26.7 for 2023, 2022, and 2021, respectively, represent the French business tax expense net of the French tax benefit using the United States federal rate of 21%. In December 2023, the French Parliament approved the Finance Bill for 2024 which reversed the scheduled elimination of the business tax in 2024 and replaced it with a gradual reduction of the tax rate (i.e., 0.28% in 2024, 0.19% in 2025, 0.09% in 2026) before eliminating altogether in 2027.
(2)
Included in Other Non-United States tax rate differences is the impact of all Non-United States pre-tax earnings and permanent tax differences at the local statutory tax rate versus the United States federal rate of 21%. This includes benefits of $0.8, $1.5 and $2.5 for 2023, 2022 and 2021, respectively, related to the difference between the United States federal rate and the French tax rate applied to the respective gross amounts of the French business tax deduction previously mentioned.
(3)
Losses incurred in 2023, 2022 and 2021 in Germany resulted in an increase in valuation allowance of $46.3, $13.5 and $20.1, respectively.
(4)
The Work Opportunity Tax Credit is currently authorized until December 31, 2025.
(5)
Non-deductible portion of the goodwill impairment charges recorded in the Netherlands in 2023 and 2022.
(6)
Effective settlement of an audit during the third quarter of 2023 resulted in the recognition of a tax benefit of $10.8. For 2022 and 2021, the Work Opportunity Tax Credit and Other, net categories were updated to separately reflect the Change in unrecognized tax benefits.

Deferred income taxes are recorded based on temporary differences at the tax rate expected to be in effect when the temporary differences reverse. Temporary differences, which give rise to the deferred taxes, are as follows:

December 31	2023	2022
Future Income Tax Benefits (Expense)
Accrued payroll taxes and insurance	$11.2	$8.8
Employee compensation payable	40.8	37.7
Pension and postretirement benefits	71.8	65.0
Intangible assets	(129.3)	(140.4)
Repatriation of non-United States earnings	(20.4)	(18.4)
Loans denominated in foreign currencies	16.8	(0.7)
Operating lease ROU assets	(104.5)	(92.9)
Operating lease liabilities	107.0	94.6
Net operating losses	187.7	128.9
Other	166.3	179.7
Valuation allowance	(219.8)	(161.1)
Total future tax benefits	$127.6	$101.2
Deferred tax asset	$138.3	$126.7
Deferred tax liability	(10.7)	(25.5)
Total future tax benefits	$127.6	$101.2

Pre-tax earnings of non-United States operations were $165.2, $380.9 and $433.6 in 2023, 2022, and 2021, respectively. We have not provided deferred taxes on $391.5 of accumulated unremitted earnings of non-United States subsidiaries that are considered indefinitely reinvested. We have not estimated the deferred tax liability on these earnings as such estimation is not practicable to determine or immaterial to the financial statements. As of December 31, 2023, deferred taxes for non-United States withholding and other taxes were provided on $1,519.8 of accumulated unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2023 and 2022, we have recorded a deferred tax liability of $23.1 and $18.4, respectively, related to these non-United States earnings that may be remitted.

We had United States federal and non-United States net operating loss carryforwards and United States state net operating loss carryforwards totaling $1,010.3 and $124.2, respectively, as of December 31, 2023. The net operating loss carryforwards expire as follows:

	United States Federal and Non-United States	United States State
2024	4.2	33.7
2025	2.6	5.0
2026	1.0	6.7
2027	3.2	5.6
2028	1.1	0.1
Thereafter	18.4	49.9
No expirations	979.8	23.2
Total net operating loss carryforwards	$1,010.3	$124.2

We have recorded a deferred tax asset of $187.7 as of December 31, 2023, for the benefit of these net operating losses. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. A related valuation allowance of $165.4 was recorded as of December 31, 2023, as management believes that realization of certain net operating loss carryforwards is unlikely.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $32.8, $81.6 and $71.8 in 2023, 2022 and 2021, respectively. If recognized, the entire amount would favorably affect the effective tax rate except for $6.0. Our unrecognized tax benefits decreased by $48.8 during 2023 primarily due to the effective settlement of an audit during the third quarter, which resulted in the recognition of a tax benefit of $10.8. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. We accrued net interest and penalties of $0.6, $0.8 and $0.9 in 2023, 2022 and 2021, respectively. We reduced our accrued interest and penalties related to unrecognized tax benefits by $4.2 primarily due to the effectively settled income tax audit in the third quarter of 2023.

The following table summarizes the activity related to our unrecognized tax benefits during 2023, 2022, and 2021:

	2023	2022	2021
Gross unrecognized tax benefits, beginning of year	$76.3	$67.3	$60.9
Increases in prior year tax positions	4.6	10.5	4.6
Decreases in prior year tax positions	(1.2)	(1.2)	(0.4)
Increases for current year tax positions	2.6	2.3	9.0
Expiration of statute of limitations and audit settlements	(51.2)	(2.6)	(6.8)
Gross unrecognized tax benefits, end of year	$31.1	$76.3	$67.3
Potential interest and penalties	1.7	5.3	4.5
Balance, end of year	$32.8	$81.6	$71.8

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2016 through 2023 for our major operations in France, Italy, the United Kingdom and the United States. As of December 31, 2023, we were subject to tax audits in Australia, Austria, Germany, India, Israel, Spain and the United States. We believe that the resolution of these audits will not have a material adverse impact on earnings.

(6) Net Earnings Per Share

The calculation of net earnings per share - basic and net earnings per share - diluted were as follows:

Year Ended December 31	2023	2022	2021
Net earnings available to common shareholders:	$88.8	$373.8	$382.4
Weighted-average common shares outstanding (in millions):
Weighted-average common shares outstanding - basic	49.8	52.2	54.5
Effect of dilutive securities - stock options	—	—	0.2
Effect of other share-based awards	0.6	0.6	0.7
Weighted-average common shares outstanding - diluted	50.4	52.8	55.4
Net earnings per share - basic	$1.78	$7.17	$7.01
Net earnings per share - diluted	$1.76	$7.08	$6.91

There were 0.6 million, 0.5 million and 0.1 million share-based awards excluded from the calculation of net earnings per share - diluted for the years ended December 31, 2023, 2022 and 2021, respectively, because their impact was anti-dilutive.

(7) Goodwill

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(1)	Southern Europe(2)	Northern Europe	APME	Corporate(3)	Total(4)
Balance, January 1, 2022	$1,058.9	$146.7	$313.7	$76.9	$126.0	$1,722.2
Acquisitions	(6.5)	8.8	—	—	—	2.3
Impairment Charge(5)	—	—	(50.0)	—	—	(50.0)
Currency impact and other	(2.8)	(7.3)	(28.9)	(7.4)	—	(46.4)
Balance, December 31, 2022	1,049.6	148.2	234.8	69.5	126.0	1,628.1
Impairment Charge(5)	—	—	(55.1)	—	—	(55.1)
Currency impact and other	0.8	6.5	8.3	(1.8)	—	13.8
Balance, December 31, 2023	$1,050.4	$154.7	$188.0	$67.7	$126.0	$1,586.8

(1)
Balances related to United States were $1,013.0, $1,006.5 and $1,006.5 as of January 1, 2022, December 31, 2022 and December 31, 2023, respectively. The 2022 reduction for acquisitions represents post-closing opening balance adjustments related to the Experis acquisition.
(2)
Balances related to France were $68.2, $73.3 and $75.6 as of January 1, 2022, December 31, 2022 and December 31, 2023, respectively. Balances related to Italy were $3.9, $3.7 and $3.8 as of January 1, 2022, December 31, 2022 and December 31, 2023, respectively.
(3)
The majority of the Corporate balance as of December 31, 2022 and 2023 relates to goodwill attributable to our acquisitions of Right Management ($62.1) and Jefferson Wells ($55.5). Jefferson Wells is part of the United States reporting unit. Right Management is allocated to the reporting units of the countries in which Right Management operates. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing. See table below for the breakout of goodwill balances by reporting unit.
(4)
Balances were net of accumulated impairment loss of $694.2 ($177.0 related to Northern Europe, $3.8 related to APME, $235.2 related to Right Management and $278.2 related to Corporate) as of December 31, 2022; and $749.3 ($232.1 related to Northern Europe, $3.8 related to APME, $235.2 related to Right Management and $278.2 related to Corporate) as of December 31, 2023.
(5)
The impairment charges relate to our Netherlands reporting unit, which was recorded during the fourth quarter of 2022 and 2023, respectively. See Note 1 to the Consolidated Financial Statements for further information.

Goodwill balances by reporting unit were as follows:

December 31	2023	2022
United States	$1,085.3	$1,085.3
United Kingdom	105.7	100.2
France	81.7	79.5
Canada	42.6	41.6
Netherlands	—	55.1
Other reporting units	271.5	266.4
Total goodwill	$1,586.8	$1,628.1

(8) Debt

Information concerning short-term borrowings is as follows:

December 31	2023	2022
Short-term borrowings	$9.0	$21.5
Weighted-average interest rates	17.4%	6.1%

We maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2023, such uncommitted credit lines totaled $308.6, of which $294.2 was unused. Under our revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Due to these limitations, additional borrowings of $285.6 could have been made under these lines as of December 31, 2023.

A summary of long-term debt is as follows:

December 31	2023	2022
Euro-denominated notes:
€500.0 due June 2026	$550.0	$532.7
€400.0 due June 2027	438.2	423.9
Other	5.4	8.4
	993.6	965.0
Less current maturities	3.1	5.1
Long-term debt	$990.5	$959.9

Euro Notes

On June 30, 2022, we offered and sold €400.0 aggregate principal amount of the Company’s 3.50% notes due June 30, 2027 (the “€400.0 notes”). The proceeds from the €400.0 notes were used in July 2022 to repay our €400.0 1.875% notes due September 11, 2022. The €400.0 notes were issued at a price of 99.465% to yield an effective interest rate of 3.514%, net of a favorable impact of a forward starting interest rate swap. Interest on the Notes is payable in arrears on June 30 of each year. The Notes are unsecured senior obligations and rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

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

Both the €500.0 notes and €400.0 notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2023. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See Note 12 to the Consolidated Financial Statements for further information.)

Revolving Credit Agreement

On May 27, 2022, we entered into a new Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks with a termination date of May 27, 2027 to replace our previous $600.0 revolving credit facility. The Credit Agreement includes terms generally consistent with our previous 5-year credit facility, except the Credit Agreement uses Secured Overnight Financing Rate (SOFR) as the base rate index instead of London Interbank Offered Rate (LIBOR). The Credit Agreement allows for borrowing of $600.0 in various currencies, and up to $150.0 may be used for the issuance of stand-by letters of credit. We had no borrowings under this facility as of December 31, 2023 and 2022. Outstanding letters of credit issued totaled $0.4, hence additional borrowings of $599.6 were available to us under the facility as of both December 31, 2023 and 2022.

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

Debt Maturities

The maturities of long-term debt payable within each of the four years subsequent to December 31, 2024 are as follows: 2025 - $0.0, 2026 - $552.4, 2027 - $438.1, 2028 -$0.0.

(9) Retirement and Deferred Compensation Plans

For all of our United States defined benefit and retiree health care plans, we adopted the Society of Actuaries’ Pri-2012 Mortality Table with MP-2021 Mortality Improvement Scale in determining the plans’ benefit obligations as of December 31, 2023.

Defined Benefit Pension Plans

We sponsor qualified and nonqualified pension plans covering permanent employees in several countries. In our Switzerland pension plan, we recognized a partial settlement as a result of local regulations and turnover common to our industry and reclassified pension losses of $5.8, $2.7, and $1.0 in 2023, 2022, and 2021, respectively, net of tax, recorded in accumulated other comprehensive loss to the Consolidated Statements of Comprehensive Income.

The reconciliation of the changes in the plans’ benefit obligations, the fair value of plan assets and the funded status of the plans are as follows:

	United States Plans		Non-United States Plans
Year Ended December 31	2023	2022	2023	2022
Change in Benefit Obligation
Benefit obligation, beginning of year	$20.5	$26.0	$632.3	$897.9
Service cost	—	—	15.5	19.4
Interest cost	1.0	0.5	20.1	8.2
Settlements	—	—	(66.4)	(57.4)
Transfers	—	—	26.9	31.1
Actuarial (gain) loss	(0.1)	(3.7)	43.3	(218.7)
Plan participant contributions	—	—	12.4	13.0
Benefits paid	(2.2)	(2.3)	(14.2)	(11.4)
Currency exchange rate changes	—	—	43.3	(49.8)
Benefit obligation, end of year	$19.2	$20.5	$713.2	$632.3

	United States Plans		Non-United States Plans
Year Ended December 31	2023	2022	2023	2022
Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—	$547.8	$762.5
Actual return on plan assets	—	—	30.3	(166.7)
Settlements	—	—	(66.4)	(57.4)
Transfers	—	—	28.4	31.8
Plan participant contributions	—	—	12.4	13.0
Company contributions	2.2	2.3	17.6	17.1
Benefits paid	(2.2)	(2.3)	(14.2)	(11.4)
Currency exchange rate changes	—	—	40.4	(41.1)
Fair value of plan assets, end of year	$—	$—	$596.3	$547.8
Funded Status at End of Year
Funded status, end of year	$(19.2)	$(20.5)	$(117.0)	$(84.5)
Amounts Recognized
Noncurrent assets	$—	$—	$8.8	$26.6
Current liabilities	(2.2)	(2.4)	(1.0)	(1.2)
Noncurrent liabilities	(17.0)	(18.1)	(124.8)	(109.9)
Net amount recognized	$(19.2)	$(20.5)	$(117.0)	$(84.5)

For both 2023 and 2022, the actuarial gain related to the non-United States plans' benefit obligation was primarily related to changes in discount rates. The settlements and transfers of the non-United States plans primarily represent transfers in and out of temporary associates within our Switzerland plan.

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of:

	United States Plans		Non-United States Plans
Year Ended December 31	2023	2022	2023	2022
Net loss	$4.0	$4.5	$26.9	$4.6
Prior service cost	—	—	5.1	3.1
Total	$4.0	$4.5	$32.0	$7.7

The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $706.0 and $629.0 as of December 31, 2023 and 2022, respectively. The ABO for plans that have plan assets was $625.1 and $554.1 as of December 31, 2023 and 2022, respectively. The accumulated benefit obligation for some of our plans exceeded the fair value of plan assets as follows:

December 31	2023	2022
Accumulated benefit obligation	$129.9	$113.4
Plan assets	89.0	76.8

The projected benefit obligation (PBO) for all qualified defined benefit pension plans was $732.4 and $652.8 as of December 31, 2023 and 2022, respectively. The PBO for some of our plans exceeded the fair value of plan assets as follows:

December 31	2023	2022
Projected benefit obligation	$137.8	$117.4
Plan assets	92.6	76.8

By their nature, certain of our plans do not have plan assets. The accumulated benefit obligation for these plans was $80.9 and $74.9 as of December 31, 2023 and 2022, respectively.

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for all plans were as follows:

Year Ended December 31	2023	2022	2021
Net Periodic Benefit Cost
Service cost	$15.5	$19.4	$22.0
Interest cost	21.1	8.7	6.1
Expected return on assets	(19.0)	(14.7)	(12.2)
Settlements	6.7	2.7	1.0
Net (gain) loss	(3.3)	1.8	4.6
Prior service cost	0.7	0.7	0.7
Net periodic benefit cost	21.7	18.6	22.2
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income/Loss
Net loss (gain)	31.9	(40.9)	(60.0)
Prior service credit	(1.2)	(0.2)	—
Amortization of net loss	(3.7)	(5.0)	(5.6)
Amortization of prior service cost	(0.7)	(0.7)	(0.7)
Total recognized in other comprehensive income/loss	26.3	(46.8)	(66.3)
Total recognized in net periodic benefit cost and other comprehensive income/loss	$48.0	$(28.2)	$(44.1)

The estimated net gain and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during 2024 are $1.5 and $0.7, respectively.

The weighted-average assumptions used in the measurement of the benefit obligation were as follows:

	United States Plans		Non-United States Plans
Year Ended December 31	2023	2022	2023	2022
Discount rate	5.2%	5.4%	2.7%	3.2%
Rate of compensation increase	1.4%	1.3%	1.9%	1.9%

The weighted-average assumptions used in the measurement of the net periodic benefit cost were as follows:

	United States Plans			Non-United States Plans
Year Ended December 31	2023	2022	2021	2023	2022	2021
Discount rate	5.4%	2.6%	2.1%	3.2%	1.0%	0.6%
Expected long-term return on plan assets	N/A	N/A	N/A	3.5%	2.2%	1.8%
Rate of compensation increase	1.3%	1.3%	—%	1.9%	1.7%	1.7%
Interest crediting rates for cash balance plans	N/A	N/A	N/A	2.6%	0.5%	1.9%

We determine our assumption for the discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the end of each fiscal year.

Our overall expected long-term rate of return used in the measurement of the 2023 net periodic benefit cost on non-United States plans varied by country and ranged from 2.5% to 5.0%. For a majority of our plans, a building block approach has been employed to establish this return. Historical markets are studied and long-term historical relationships between equity securities and fixed income instruments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over time. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. We also use guaranteed insurance contracts for four of our foreign plans. Peer data and historical returns are reviewed to check for reasonableness and appropriateness of our expected rate of return. None of our United States plans has plan assets due to the settlement of the Qualified Retirement Plan liability during the first quarter of 2020.

Projected salary levels utilized in the determination of the projected benefit obligation for the pension plans are based upon historical experience and the future expectations for each respective country.

Our plans’ investment policies are to optimize the long-term return on plan assets at an acceptable level of risk and to maintain careful control of the risk level within each asset class. Our long-term objective is to minimize plan expenses and contributions by outperforming plan liabilities. We have historically used a balanced portfolio strategy based primarily on a target allocation of equity securities and fixed-income instruments, which vary by location. These target allocations, which are similar to the 2023 allocations, are determined based on the favorable risk tolerance characteristics of the plan and, at times, may be adjusted within a specified range to advance our overall objective.

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

The fair value of our pension plan assets by asset category was as follows:

	Fair Value Measurements Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$6.9	$6.9	$—	$—
Equity securities:
Mutual funds	137.6	137.6	—	—
Common stock	34.0	34.0	—	—
Fixed income instruments:
Fixed income funds	125.6	—	125.6	—
Annuity contract	35.4	—	—	35.4
Guaranteed insurance contracts	23.4	—	23.4	—
Other types of investments:
Real estate funds	99.6	—	98.2	1.4
Insurance contracts	82.6	—	—	82.6
Hedge funds	29.1	—	12.4	16.7
Other	22.1	—	3.9	18.2
	$596.3	$178.5	$263.5	$154.3

	Fair Value Measurements Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash and cash equivalents	$18.3	$18.3	$—	$—
Equity securities:
Mutual funds	114.5	114.5	—	—
Common stock	29.0	29.0	—	—
Fixed income instruments:
Fixed income funds	73.7	—	73.7	—
Bonds	38.0	—	38.0	—
Annuity contract	33.5	—	—	33.5
Guaranteed insurance contracts	21.3	—	21.3	—
Other types of investments:
Real estate funds	95.3	—	94.0	1.3
Insurance contracts	76.7	—	—	76.7
Hedge funds	28.7	—	13.5	15.2
Other	18.8	—	3.3	15.5
	$547.8	$161.8	$243.8	$142.2

The following table summarizes the changes in fair value of the pension assets that are measured using Level 3 inputs. We determined that transfers between fair-value-measurement levels occurred on the date of the event that caused the transfer.

Year Ended December 31	2023	2022
Balance, beginning of year	$142.2	$206.5
Actual return on plan assets	5.6	(61.2)
Purchases, sales and settlements, net	(0.7)	7.4
Currency exchange rate changes	7.2	(10.5)
Balance, end of year	$154.3	$142.2

Retiree Health Care Plan

We provide medical and dental benefits to certain eligible retired employees in the United States. Due to the nature of the plan, there are no plan assets. The reconciliation of the changes in the plan’s benefit obligation and the statement of the funded status of the plan were as follows:

Year Ended December 31	2023	2022
Change in Benefit Obligation
Benefit obligation, beginning of year	$11.5	$14.1
Interest cost	0.5	0.3
Actuarial gain	(1.0)	(2.1)
Benefits paid	(0.8)	(0.8)
Benefit obligation, end of year	$10.2	$11.5
Funded Status at End of Year
Funded status, end of year	$(10.2)	$(11.5)
Amounts Recognized
Current liabilities	$(1.1)	$(1.2)
Noncurrent liabilities	(9.1)	(10.3)
Net amount recognized	$(10.2)	$(11.5)

The amount recognized in accumulated other comprehensive loss, net of tax, consists of a net gain of $0.3 and a net loss of $0.5 as of December 31, 2023 and 2022, respectively, and a prior service credit of $1.0 and $1.7 as of December 31, 2023 and 2022, respectively.

The discount rate used in the measurement of the benefit obligation was 4.9% and 5.1% in 2023 and 2022, respectively. The discount rate used in the measurement of net periodic benefit cost was 5.1%, 2.6% and 2.2% in 2023, 2022, and 2021, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive loss for this plan were as follows:

Year Ended December 31	2023	2022	2021
Net Periodic Benefit Credit
Interest cost	$0.5	$0.3	$0.2
Net loss	—	0.2	0.2
Prior service credit	(0.8)	(0.8)	(0.8)
Net periodic benefit credit	$(0.3)	$(0.3)	$(0.4)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income/Loss
Net (gain) loss	$(1.0)	$(2.0)	$0.2
Amortization of net loss	—	(0.2)	(0.2)
Amortization of prior service credit	0.8	0.8	0.8
Total recognized in other comprehensive income/loss	(0.2)	(1.4)	0.8
Total recognized in net periodic benefit cost and other comprehensive income/loss	$(0.5)	$(1.7)	$0.4

The estimated prior service credit for the retiree health care plan that will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during 2024 is $0.8. No net gain/loss is estimated to be amortized in 2024.

The health care cost trend rate is assumed to be 7.4% in 2024, decreasing gradually to an ultimate rate of 4.4% in 2033. Assumed health care cost trend rates are not expected to have a material effect on the amounts reported.

Future Contributions and Payments

During 2024, we plan to contribute approximately $16.4 to our pension plans and to fund our retiree health care payments as incurred. Projected benefit payments from the plans as of December 31, 2023 were estimated as follows:

Year	Pension Plans	Retiree Health Care Plan
2024	$72.2	$1.1
2025	46.5	1.1
2026	36.7	1.0
2027	31.5	1.0
2028	28.9	0.9
2029–2033	176.9	4.1
Total projected benefit payments	$392.7	$9.2

Defined Contribution Plans and Deferred Compensation Plans

We have defined contribution plans covering substantially all permanent United States employees and various other employees throughout the world. With our company-sponsored plans, employees may elect to contribute a portion of their salary to the plans and we match a portion of their contributions up to a maximum percentage of the employee’s salary. In addition, profit sharing contributions are made if a targeted earnings level is reached at management’s discretion. The total expense for our match and any profit sharing contributions was $19.2, $18.4 and $17.3 for the years ended December 31, 2023, 2022 and 2021, respectively. In certain countries with statutory defined contribution plans, we pay a percentage of the employees' salary in pension premiums. The total expense for the statutory defined contribution plans was $29.5, $31.4 and $32.2 for the years ended December 31, 2023, 2022 and 2021, respectively.

We also have deferred compensation plans in the United States. One of the plans had an asset and liability of $144.2 and $114.4 as of December 31, 2023 and 2022, respectively, with the remaining plans holding immaterial amounts of assets and liabilities.

(10) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

December 31	2023	2022
Foreign currency translation	$(261.2)	$(369.7)
Translation loss on long-term intercompany loans, net of income taxes of $19.1 on both dates	(133.6)	(132.8)
(Loss) gain on derivative instruments, net of income tax benefit of $(22.7) and $(5.3), respectively	(37.6)	53.4
Gain on interest rate swap, net of income taxes of $0.3 and $0.4, respectively	1.1	1.4
Defined benefit pension plans, net of income tax benefit of $(23.0) and $(20.4), respectively	(36.0)	(12.2)
Retiree health care plan, net of income taxes of $2.0 and $1.9, respectively	1.3	1.2
Accumulated other comprehensive loss	$(466.0)	$(458.7)

(11) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

Year Ended December 31	2023	2022	2021
Interest expense	$79.7	$46.9	$38.8
Interest income	(34.2)	(17.9)	(12.0)
Foreign exchange loss	21.8	11.9	5.2
Miscellaneous income, net	(17.4)	(16.3)	(14.7)
Interest and other expenses, net	$49.9	$24.6	$17.3

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

The €400.0 ($438.2) notes due June 2027 and the €500.0 ($550.0) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of December 31, 2023.

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

The effect of our net investment hedges on AOCI for the year ended December 31, 2023, and 2022 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Year Ended December 31,
Instrument	2023	2022
Euro Notes	$(30.0)	$60.0
Cross-currency swaps	(47.7)	(4.7)

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on OCI, AOCL and earnings for the year ended December 31, 2023, and 2022:

				Gain (Loss) Reclassified
	Gain (Loss) Recognized in OCI			from AOCL into Income
	Year Ended December 31,		Location of Gain Reclassified	Year Ended December 31,
Instrument	2023	2022	from AOCL into Income	2023	2022
Cross-currency swaps	$—	$3.7	Interest and other expenses, net	$—	$2.8
Foreign currency forward contracts	—	0.2	Selling and administrative expenses	—	(0.8)
Forward starting interest swap	—	2.0	Interest and other expenses, net	0.3	0.2

We expect the net amount of pre-tax derivative gains and losses included in AOCL on December 31, 2023 to be reclassified into earnings over the next 12 months will not be significant. The actual amount that will be reclassified to earnings will vary due to future currency exchange rates.

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

The following tables present the impact that the fair value hedges had on our Consolidated Statement of Income for the year ended December 31, 2023 and 2022:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Year Ended December 31,		Location of Gain (Loss)	Year Ended December 31,
Instrument	2023	2022	Recognized in Income	2023	2022
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(21.0)	$(9.4)
Cross-currency swaps	(3.8)	3.4	Interest and other expenses, net	21.0	9.4

Non-Designated Instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the year ended December 31, 2023 was as follows:

	Location of Gain	Gain (Loss) Recognized in Income
Instrument	Recognized in Income	Year Ended December 31,
		2023	2022
Foreign currency forward contracts	Interest and other expenses, net	$4.7	$(29.3)

Derivative and Non-Derivative Assets and Liabilities

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of December 31, 2023, and 2022:

	Assets
		December 31,	December 31,
	Balance Sheet Location	2023	2022
Instruments designated as fair value hedges:
Cross-currency swaps	Accounts Receivable, net	31.7	13.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts Receivable, net	6.7	0.2
Total instruments		$38.4	$14.0

	Liabilities
		December 31,	December 31,
	Balance Sheet Location	2023	2022
Instruments designated as net investment hedges:
Euro Notes due in 2026	Long-term debt	550.0	532.7
Euro Notes due in 2027	Long-term debt	438.2	423.9
Cross-currency swaps	Accrued liabilities	73.3	25.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	2.3	—
Total instruments		$1,063.8	$982.4

The fair value measurements of these items recorded in our Consolidated Balance Sheets for the years ended December 31, 2023 and 2022 are disclosed in Note 1 to the Consolidated Financial Statements.

(13) Leases

The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$137.4	$132.4	$140.8
Short-term lease expense	4.9	5.2	6.0
Other lease expense(a)	13.1	11.8	20.4
Total lease expense	$155.4	$149.4	$167.2

(a) Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Year Ended December 31,
Supplemental Cash Flow Information	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$132.0	$127.7	$139.6
Operating ROU assets obtained in exchange for lease obligations	135.6	92.5	70.2

	December 31,	December 31,
Supplemental Balance Sheet Information	2023	2022
Operating Leases
Operating lease ROU assets	$414.0	$365.7

Operating lease liabilities - current(a)	$100.2	$105.5
Operating lease liabilities - long-term	323.2	266.6
Total operating lease liabilities	$423.4	$372.1

(a) Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

	December 31,
	2023	2022	2021
Weighted Average Remaining Lease Term
Operating leases	5.6 years	5.3 years	5.1 years
Weighted Average Discount Rate
Operating leases	3.8%	2.9%	2.6%

Maturities of operating lease liabilities as of December 31, 2023 were as follows:

Period Ending December 31, 2023	Operating Leases
2024	$112.7
2025	96.7
2026	74.1
2027	56.5
2028	45.7
Thereafter	92.1
Total future undiscounted lease payments	477.8
Less imputed interest	(54.4)
Total operating lease liabilities	$423.4

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

Total assets for the segments are reported after the elimination of investments in subsidiaries and intercompany accounts.

Year Ended December 31	2023	2022	2021
Revenues from Services
Americas:
United States(a)	$2,961.6	$3,499.3	$2,743.3
Other Americas	1,453.2	1,436.4	1,520.4
	4,414.8	4,935.7	4,263.7
Southern Europe:
France	4,867.1	4,785.0	5,171.3
Italy	1,708.8	1,706.9	1,795.4
Other Southern Europe	1,939.4	2,044.4	2,380.1
	8,515.3	8,536.3	9,346.8
Northern Europe	3,748.0	4,048.3	4,670.5
APME	2,322.3	2,387.3	2,481.1
	19,000.4	19,907.6	20,762.1
Intercompany Eliminations	(85.9)	(80.1)	(37.7)
Consolidated(a)	$18,914.5	$19,827.5	$20,724.4

Operating Unit Profit (Loss)
Americas:
United States	$100.4	$219.2	$136.0
Other Americas	65.2	63.4	59.2
	165.6	282.6	195.2
Southern Europe:
France	188.3	226.7	233.5
Italy	124.7	122.9	115.3
Other Southern Europe	44.7	63.4	67.5
	357.7	413.0	416.3
Northern Europe	(116.7)	42.4	67.8
APME	92.6	87.8	84.6
	499.2	825.8	763.9
Corporate expenses	(153.7)	(157.0)	(154.3)
Goodwill impairment charges	(55.1)	(50.0)	—
Intangible asset amortization expense(b)	(34.6)	(37.1)	(24.2)
Operating profit	255.8	581.7	585.4
Interest and other expenses, net	(49.9)	(24.6)	(17.3)
Earnings before income taxes	$205.9	$557.1	$568.1

(a) The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $11.9, $12.8 and $12.8 for 2023, 2022, and 2021, respectively.

(b) Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Year Ended December 31	2023	2022	2021
Depreciation and Amortization Expense
Americas:
United States	$9.5	$7.8	$6.9
Other Americas	2.2	2.2	2.4
	11.7	10.0	9.3
Southern Europe:
France	12.7	10.5	12.5
Italy	2.2	2.4	2.5
Other Southern Europe	4.4	4.8	5.0
	19.3	17.7	20.0
Northern Europe	13.9	10.7	10.9
APME	6.3	7.5	8.3
Corporate expenses	2.8	1.6	0.7
Intangible asset amortization expense(a)	34.6	37.1	24.2
	$88.6	$84.6	$73.4

(a) Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

As of December 31	2023	2022	2021
Total Assets
Americas:
United States	$3,054.8	$3,243.2	$3,434.6
Other Americas	433.4	397.4	397.0
	3,488.2	3,640.6	3,831.6
Southern Europe:
France	2,253.6	2,281.9	2,353.3
Italy	487.0	455.3	509.7
Other Southern Europe	800.4	821.2	828.2
	3,541.0	3,558.4	3,691.2
Northern Europe	586.3	742.9	1,095.7
APME	719.1	744.4	813.8
Corporate(a)	495.6	444.1	396.6
	$8,830.2	$9,130.4	$9,828.9

(a) Corporate assets include assets that were not used in the operations of any segment, the most significant of which were purchased intangibles and cash.

As of and Year Ended December 31	2023	2022	2021
Long-lived Assets
Americas:
United States	$87.9	$79.2	$76.9
Other Americas	16.5	14.6	16.3
	104.4	93.8	93.2
Southern Europe:
France	182.9	160.7	135.0
Italy	50.6	32.7	33.6
Other Southern Europe	55.9	60.1	68.7
	289.4	253.5	237.3
Northern Europe	138.0	116.5	106.6
APME	46.1	52.8	77.3
Corporate	10.7	9.0	14.0
	$588.6	$525.6	$528.4

(15) Commitments and Contingencies

Guarantees

We have entered into certain guarantee contracts and stand-by letters of credit that total $745.7 as of December 31, 2023 ($696.9 for guarantees and $48.8 for stand-by letters of credit). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Executive Officers. Reference is made to “Executive Officers of ManpowerGroup” in Part I after Item 4.
(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.
(c)
The board of directors has determined that each of John F. Ferraro and Paul Read, chair of the audit committee, is an “audit committee financial expert.” Mr. Ferraro and Mr. Read are both “independent” as that term is used in the applicable New York Stock Exchange listing standard.
(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.
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

Item 11. Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024, under the captions "Compensation Discussion and Analysis," "Compensation Tables," "CEO Pay Ratio;" and "Pay vs. Performance" and under the caption “People, Culture and Compensation Committee Interlocks and Insider Participation;” and under the caption “Report of the People, Culture and Compensation Committee of the Board of Directors,” which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024, under the caption “Security Ownership of Certain Beneficial Owners,” and under the caption “Beneficial Ownership of Directors and Executive Officers,” which information is hereby incorporated herein by reference.

The following table sets forth information as of December 31, 2023 about our shares of common stock outstanding and available for issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2023(1)	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2023 ($)	Weighted-average contractual term of outstanding options, warrants and rights as of December 31, 2023 (years)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2023 (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	2,413,441	88.66	2.5	3,682,600
Equity compensation plans not approved by security holders	—	—	—	—
Total	2,413,441	88.66	2.5	3,682,600
(1) Represents maximum number of shares to be awarded under best-case target, excluding dividend equivalents. Current estimate is 383,283 shares less than maximum.

(2) Includes the number of shares remaining available for future issuance under the following plans: 2011 Equity Incentive Plan - 3,120,365 shares; and Savings Related Share Option Scheme – 562,235 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024, under the caption “Board Independence and Related Party Transactions” and “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2024, under the captions “Fees Billed by Deloitte” and “Independent Auditor Services Policy” in the Audit Committee Report, which information is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedule.

SCHEDULE II—Valuation and Qualifying Accounts

For the years ended December 31, 2023, 2022 and 2021, in millions:

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	Provisions Charged to Earnings	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2023	$109.3	$5.4	$(18.2)	$2.7	$—	$99.2
2022	121.6	6.2	(12.4)	(5.8)	(0.3)	109.3
2021	128.1	17.9	(17.7)	(6.5)	(0.2)	121.6

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

(c) Exhibits.

2.1

Equity Purchase and Merger Agreement, dated as of August 23, 2021, by and among AMCP Staffing Holdings, LP, AMCP II Staffing Corp Holdings Holdco, LLC, solely in its capacity as the representative of the seller entities, AMCP Staffing Holdings GP, LLC, ManpowerGroup Global Inc., Longhorn 2021 LP and solely for the purposes of section 10.20 thereof, ManpowerGroup Inc., incorporated by reference to the Company’s Current Report on Form 8-K dated August 24, 2021.

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

10.2	Manpower Savings Related Share Option Scheme incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. **

10.3	Manpower 1990 Employee Stock Purchase Plan (Amended and Restated effective April 26, 2005), incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.**

10.6(a)	Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors Under the 2011 Equity Incentive Plan (Amended and Restated January 1, 2024). **

10.6(b)	ManpowerGroup Inc. Compensation for Non-Employee Directors (Amended and Restated Effective January 1, 2024). **

10.6(c)	Letter Agreement between Jonas Prising and the Company dated as of February 17, 2023, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022. **

10.6(d)	Letter Agreement between Richard Buchband and the Company as of February 17, 2023, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022. **

10.6(e)	2011 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective May 8, 2020), incorporated by reference to the Company’s Registration Statement on Form S-8 dated May 29, 2020. **

10.6(f)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.7(a)	Form of Stock Option Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. **

10.7(b)	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.7(c)	Form of 2014 Career Share Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.7(d)

Form of 2021 Performance Share Unit Agreement Under the 2011 Equity Incentive Plan of ManpowerGroup Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021.

10.7(e)

Form of 2022 Performance Share Unit Agreement Under the 2011 Equity Inventive Plan of ManpowerGroup Inc., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022.

10.8(a)

Letter Agreement between Michelle S. Nettles and the Company dated as of February 17, 2023, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022. **

10.8(b)	Letter Agreement between John T. McGinnis and the Company dated February 17, 2023, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022. **

10.8(c)	Employee Agreement between John T. McGinnis and the Company dated as of November 17, 2015, incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 2016. **

10.9	ManpowerGroup Inc. Annual Incentive Plan, incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2018. **

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

97	Senior Executive Compensation Recovery Policy **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

** Management contract or compensatory plan or arrangement.

Item 16. Form 10-K summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWERGROUP INC.

By:	/s/ Jonas Prising
Jonas Prising Chairman and Chief Executive Officer

Date:	February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonas Prising Jonas Prising	Chairman, Chief Executive Officer and a Director (Principal Executive Officer)	February 16, 2024

/s/ John T. McGinnis John T. McGinnis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2024

/s/ Donald Mondano Donald Mondano	Senior Vice President, Global Controller and Treasurer (Principal Accounting Officer)	February 16, 2024

Directors: Jean-Philippe Courtois, William Downe, John F. Ferraro, William P. Gipson, Patricia A. Hemingway Hall, Julie M. Howard, Muriel Pénicaud, Ulice Payne, Jr., Paul Read, Elizabeth P. Sartain, and Michael J. Van Handel

By:	/s/ Richard Buchband
Richard Buchband Attorney-In-Fact*

Date:	February 16, 2024

* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.