Form 10-Q
period 2024-03-31
ManpowerGroup Inc.
filed 2024-05-03
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

March 31, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at May 1, 2024
Common Stock, $.01 par value	47,703,285

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$604.8	$581.3
Accounts receivable, less allowance for expected credit losses of $96.0 and $99.2, respectively	4,458.5	4,830.0
Prepaid expenses and other assets	186.5	160.8
Total current assets	5,249.8	5,572.1

Other Assets:
Goodwill	1,574.5	1,586.8
Intangible assets, less accumulated amortization of $511.9 and $507.2, respectively	507.8	519.6
Operating lease right-of-use assets	403.9	414.0
Other assets	628.4	607.8
Total other assets	3,114.6	3,128.2

Property and Equipment:
Land, buildings, leasehold improvements and equipment	518.3	526.5
Less: accumulated depreciation and amortization	394.1	396.6
Net property and equipment	124.2	129.9
Total assets	$8,488.6	$8,830.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2024	December 31, 2023
Current Liabilities:
Accounts payable	2,614.7	2,723.0
Employee compensation payable	215.4	243.1
Accrued liabilities	604.3	693.0
Accrued payroll taxes and insurance	668.4	695.8
Value added taxes payable	385.7	432.7
Short-term borrowings and current maturities of long-term debt	15.6	12.1
Total current liabilities	4,504.1	4,799.7

Other Liabilities:
Long-term debt	968.9	990.5
Long-term operating lease liability	315.5	323.2
Other long-term liabilities	512.4	482.7
Total other liabilities	1,796.8	1,796.4

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 118,807,851 and 118,387,641 shares, respectively	1.2	1.2
Capital in excess of par value	3,518.7	3,514.9
Retained earnings	3,852.7	3,813.0
Accumulated other comprehensive loss	(495.5)	(466.0)
Treasury stock at cost, 70,764,251 and 69,963,649 shares, respectively	(4,700.4)	(4,639.8)
Total ManpowerGroup shareholders’ equity	2,176.7	2,223.3
Noncontrolling interests	11.0	10.8
Total shareholders’ equity	2,187.7	2,234.1
Total liabilities and shareholders’ equity	$8,488.6	$8,830.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues from services	$4,403.3	$4,752.3
Cost of services	3,639.6	3,889.2
Gross profit	763.7	863.1
Selling and administrative expenses	697.8	745.2
Operating profit	65.9	117.9
Interest and other expenses, net	8.4	7.5
Earnings before income taxes	57.5	110.4
Provision for income taxes	17.8	32.6
Net earnings	$39.7	$77.8
Net earnings per share – basic	$0.82	$1.53
Net earnings per share – diluted	$0.81	$1.51
Weighted average shares – basic	48.3	50.9
Weighted average shares – diluted	48.9	51.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2024	2023
Net earnings	$39.7	$77.8
Other comprehensive income (loss):
Foreign currency translation	(68.3)	47.0
Translation adjustments of long-term intercompany loans	0.1	(0.1)
Adjustments on derivative instruments, net of income taxes of $11.9 and $(2.8), respectively	40.3	(38.7)
Unrealized adjustment on interest rate swap	(0.1)	(0.1)
Defined benefit pension plans and retiree health care plan, net of income taxes of $(0.1) and $0.1, respectively	(1.5)	(1.0)
Total other comprehensive (loss) income	(29.5)	7.1
Comprehensive income	$10.2	$84.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net earnings	$39.7	$77.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21.6	21.0
Deferred income taxes	7.5	18.2
Provision for expected credit losses	2.6	0.1
Share-based compensation	7.5	5.1
Changes in operating assets and liabilities:
Accounts receivable	283.9	398.0
Other assets	(62.5)	(37.3)
Other liabilities	(184.3)	(358.3)
Cash provided by operating activities	116.0	124.6

Cash Flows from Investing Activities:
Capital expenditures	(11.8)	(13.2)
Net proceeds from the sale of property and equipment	2.1	—
Cash used in investing activities	(9.7)	(13.2)

Cash Flows from Financing Activities:
Net change in short-term borrowings	3.7	(10.7)
Proceeds from long-term debt	—	0.2
Repayments of long-term debt	(0.2)	(0.2)
Payments of contingent consideration for acquisitions	(1.1)	—
Proceeds from share-based awards	0.4	1.7
Other share-based award transactions	(10.3)	(9.8)
Repurchases of common stock	(50.0)	(30.0)
Cash used in financing activities	(57.5)	(48.8)

Effect of exchange rate changes on cash	(25.3)	5.1
Change in cash and cash equivalents	23.5	67.7

Cash and cash equivalents, beginning of period	581.3	639.0
Cash and cash equivalents, end of period	$604.8	$706.7

Supplemental Cash Flow Information:
Interest paid	$14.4	$10.7
Income taxes paid, net	$35.8	$29.0
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$21.5	$30.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2023	118,387,641	$1.2	$3,514.9	$3,813.0	$(466.0)	$(4,639.8)	$10.8	$2,234.1
Net earnings				39.7				39.7
Other comprehensive loss					(29.5)			(29.5)
Issuances under equity plans	420,210					(10.3)		(10.3)
Share-based compensation expense			7.5					7.5
Repurchases of common stock, including excise tax						(50.3)		(50.3)
Noncontrolling interest transactions			(3.7)				0.2	(3.5)
Balance, March 31, 2024	118,807,851	$1.2	$3,518.7	$3,852.7	$(495.5)	$(4,700.4)	$11.0	$2,187.7

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2022	118,028,009	$1.2	$3,484.2	$3,868.5	$(458.7)	$(4,447.9)	$10.8	$2,458.1
Net earnings				77.8				77.8
Other comprehensive gain					7.1			7.1
Issuances under equity plans	336,079		1.3			(9.9)		(8.6)
Share-based compensation expense			5.1					5.1
Repurchases of common stock, including excise tax						(30.3)		(30.3)
Noncontrolling interest transactions							0.2	0.2
Balance, March 31, 2023	118,364,088	$1.2	$3,490.6	$3,946.3	$(451.6)	$(4,488.1)	$11.0	$2,509.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2024 and 2023

(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K.

The information furnished reflects all adjustments that, in the opinion of management, were necessary for a fair statement of the Consolidated Financial Statements for the periods presented. Such adjustments were of a normal recurring nature, unless otherwise disclosed.

Allowance for Expected Credit Losses

We have an allowance for expected credit losses recorded as an estimate of the accounts receivable that may not be collected. This allowance is calculated on an entity-by-entity basis with consideration of historical write-off experience, age of receivables, market conditions, and a specific review for expected credit losses. Items that affect this balance mainly include provision for expected credit loss and the write-off of accounts receivable balances.

A rollforward of our allowance for expected credit losses is shown below:

Three Months Ended March 31, 2024
Balance, December 31, 2023	$99.2
Provision charged to earnings	2.6
Write-offs	(3.8)
Currency impact and other	(2.0)
Balance, March 31, 2024	$96.0

Leases

We determine whether a contract is or contains a lease at contract inception. Right-of-use (“ROU”) assets and long-term lease liabilities are presented as separate line items on our Consolidated Balance Sheets. Current operating lease liabilities are included in accrued liabilities on our Consolidated Balance Sheets.

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

Management closely monitors the results of all the reporting units and comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting units. All of our reporting units' fair values exceeded their respective carrying values by 20% or more besides the Netherlands reporting unit, for which we recognized a full impairment of the remaining goodwill balance as of December 31, 2023. There could be significant decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

(2) Recent Accounting Standards

Accounting Standards Effective as of January 1, 2024

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

Recently Issued Accounting Standards

In November 2023, the FASB issued new guidance on segment reporting. The guidance requires an annual and interim disclosure of significant segment expenses that are (1) regularly provided to the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The guidance also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The new guidance is effective for our 2024 annual disclosures and subsequent quarters, and should be adopted retrospectively. We are currently assessing the impact of the adoption of this guidance on our financial statement disclosures.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to March 31, 2024, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $33.1 as of March 31, 2024 and $31.9 as of December 31, 2023.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended March 31,
	2024					2023(a)
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$604.4	$3.0	$30.6	$42.4	$680.4	$658.8	$4.2	$37.7	$40.9	$741.6
Other Americas	330.6	11.1	11.8	2.5	356.0	363.9	11.1	11.8	1.8	388.6
	935.0	14.1	42.4	44.9	1,036.4	1,022.7	15.3	49.5	42.7	1,130.2
Southern Europe:
France	1,013.3	71.1	14.9	20.0	1,119.3	1,061.7	73.2	16.5	17.9	1,169.3
Italy	376.1	8.1	13.6	6.5	404.3	392.7	9.4	15.0	5.1	422.2
Other Southern Europe	362.1	74.7	13.7	7.2	457.7	372.6	80.6	15.9	7.3	476.4
	1,751.5	153.9	42.2	33.7	1,981.3	1,827.0	163.2	47.4	30.3	2,067.9
Northern Europe	738.1	72.9	33.8	25.5	870.3	810.6	89.4	43.4	24.2	967.6
APME	426.2	86.1	12.6	10.2	535.1	454.9	100.9	39.0	11.1	605.9
	3,850.8	327.0	131.0	114.3	4,423.1	4,115.2	368.8	179.3	108.3	4,771.6
Intercompany Eliminations					(19.8)					(19.3)
Total					$4,403.3					$4,752.3

(a) Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States, is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended March 31,
	2024			2023(a)
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$662.7	$17.7	$680.4	$720.1	$21.5	$741.6
Other Americas	348.1	7.9	356.0	381.2	7.4	388.6
	1,010.8	25.6	1,036.4	1,101.3	28.9	1,130.2
Southern Europe:
France	1,105.7	13.6	1,119.3	1,154.1	15.2	1,169.3
Italy	391.6	12.7	404.3	408.2	14.0	422.2
Other Southern Europe	446.1	11.6	457.7	463.3	13.1	476.4
	1,943.4	37.9	1,981.3	2,025.6	42.3	2,067.9
Northern Europe	843.5	26.8	870.3	933.1	34.5	967.6
APME	524.5	10.6	535.1	584.6	21.3	605.9
	4,322.2	100.9	4,423.1	4,644.6	127.0	4,771.6
Intercompany Eliminations			(19.8)			(19.3)
Total			$4,403.3			$4,752.3

(a) Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States, is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

(4) Share-Based Compensation Plans

During the three months ended March 31, 2024 and 2023, we recognized share-based compensation expense of $7.5 and $5.1, respectively. The expense relates to stock options, deferred stock units, restricted stock units and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $0.4 and $1.7 for the three months ended March 31, 2024 and 2023, respectively.

	For the Three Months Ended March 31,
	2024		2023
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Restricted Stock Units	333	63.82	260	81.92
Performance Share Units	179	71.16	133	86.48
Deferred Stock Units	16	79.47	15	83.21
Total Shares Granted	528	$66.78	408	$83.45

(5) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. For the three months ended March 31, 2024, total cash consideration paid for acquisitions, net of cash acquired, was $1.1, which represents a contingent consideration payment related to a previous acquisition. No cash consideration was paid during the three months ended March 31, 2023.

(6) Restructuring Costs

During the three months ended March 31, 2024, we did not record any restructuring costs. During the three months ended March 31, 2023, we recorded $6.6 in restructuring costs. During the three months ended March 31, 2024, we made payments of $30.3 out of our restructuring reserve, which is used for severance, office closures and consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $59.7 reserve will be paid by the end of 2024.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2023	$4.8	$5.9	$78.9	$0.4	$—	$90.0
Costs paid	(2.4)	(3.2)	(24.6)	(0.1)	—	(30.3)
Balance, March 31, 2024	$2.4	$2.7	$54.3	$0.3	$—	$59.7
(a)
Balances related to the United States were $3.7 and $1.5 as of December 31, 2023 and March 31, 2024, respectively.
(b)
Balances related to France were $2.5 and $1.0 as of December 31, 2023 and March 31, 2024, respectively. Balances related to Italy were $1.0 and $0.7 as of December 31, 2023 and March 31, 2024, respectively.

(7) Income Taxes

We recorded income tax expense at an effective rate of 31.0% for the three months ended March 31, 2024, as compared to an effective rate of 29.5% for the three months ended March 31, 2023. The 2024 rate was unfavorably impacted by the overall mix of earnings and partially offset by the scheduled reduction in the French business tax rate from 0.38% to 0.28% effective January 1, 2024. The 31.0% effective tax rate for the three months ended March 31, 2024 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $32.8 as of both March 31, 2024 and December 31, 2023. If recognized, the entire amount would favorably affect the effective tax rate except for $6.0.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2017 through 2024 for our major operations in France, Italy, the United Kingdom and the United States. As of March 31, 2024, we were subject to tax audits in Australia, Austria, France, Germany, India, Israel, Spain and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended
	March 31,
	2024	2023
Net earnings available to common shareholders	$39.7	$77.8
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	48.3	50.9
Effect of dilutive securities - share-based awards	0.6	0.7
Weighted-average common shares outstanding - diluted	48.9	51.6
Net earnings per share - basic	$0.82	$1.53
Net earnings per share - diluted	$0.81	$1.51

There were 0.8 million and 0.5 million share-based awards excluded from the calculation of net earnings per share - diluted for the three months ended March 31, 2024 and 2023, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	March 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(a)	$1,574.5	$—	$1,574.5	$1,586.8	$—	$1,586.8
Intangible assets:
Finite-lived:
Customer relationships	$820.2	$490.8	$329.4	$824.9	$486.0	$338.9
Other	21.2	21.1	0.1	21.5	21.2	0.3
	841.4	511.9	329.5	846.4	507.2	339.2
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	126.3	—	126.3	128.4	—	128.4
	178.3	—	178.3	180.4	—	180.4
Total intangible assets	$1,019.7	$511.9	$507.8	$1,026.8	$507.2	$519.6
(a)
Balances were net of accumulated impairment loss of $749.3 as of both March 31, 2024 and December 31, 2023.
(b)
Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2024 and December 31, 2023.

Total consolidated amortization expense related to intangible assets for the remainder of 2024 is expected to be $24.1 and in each of the next five years as follows: 2025 - $30.3, 2026 - $26.8, 2027 - $26.2, 2028 - $26.2 and 2029 - $26.2.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate(c)	Total
Balance, December 31, 2023	$1,050.4	$154.7	$188.0	$67.7	$126.0	$1,586.8
Currency impact	(1.2)	(5.2)	(3.6)	(2.3)	—	(12.3)
Balance, March 31, 2024	$1,049.2	$149.5	$184.4	$65.4	$126.0	$1,574.5
(a)
Balances related to the United States were $1,005.8 as of both December 31, 2023 and March 31, 2024. Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.
(b)
Balances related to France were $75.6 and $74.0 as of December 31, 2023 and March 31, 2024, respectively. Balances related to Italy were $3.8 and $3.7 as of December 31, 2023 and March 31, 2024, respectively.
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

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	Three Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan
	2024	2023	2024	2023
Service cost	$4.1	$3.8	$—	$—
Interest cost	4.8	5.2	0.1	0.1
Expected return on assets	(4.7)	(4.6)	—	—
Net gain	(0.4)	(0.9)	—	—
Prior service cost (credit)	0.2	0.2	(0.2)	(0.2)
Total benefit cost (credit)	$4.0	$3.7	$(0.1)	$(0.1)

Contributions made to our pension plans and retiree health plan were $5.2 and $0.3, respectively, in both the three months ended March 31, 2024 and 2023. During 2024, we expect to make total contributions of approximately $20.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31,	December 31,
	2024	2023
Foreign currency translation	$(329.5)	$(261.2)
Translation loss on long-term intercompany loans, net of income taxes of $19.1 on both dates	(133.5)	(133.6)
Gain (Loss) on derivative instruments, net of income tax benefit of $(10.8) and $(22.7), respectively	2.7	(37.6)
Gain on interest rate swap, net of income taxes of $0.3 on both dates	1.0	1.1
Defined benefit pension plans, net of income tax benefit of $(23.1) and $(23.0), respectively	(37.3)	(36.0)
Retiree health care plan, net of income taxes of $2.0 on both dates	1.1	1.3
Accumulated other comprehensive loss	$(495.5)	$(466.0)

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. We recorded an expense of $0.1 and no amount during the three months ended March 31, 2024 and March 31, 2023, respectively.

The Board of Directors declared a semi-annual dividend of $1.54 and $1.47 per share on May 3, 2024 and May 5, 2023, respectively. The 2024 dividends are payable on June 14, 2024 to shareholders of record as of June 3, 2024. The 2023 dividends were paid on June 15, 2023 to shareholders of record as of June 1, 2023.

In August 2023 and August 2021, the Board of Directors authorized the repurchase of 5.0 million shares and 4.0 million shares of our common stock, respectively. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the three months ended March 31, 2024, we repurchased a total of 0.7 million shares under the 2023 authorization at a cost of $50.0. During the three months ended March 31, 2023, we repurchased a total of 0.4 million shares under the 2021 authorization at a cost of $30.0. As of March 31, 2024, there were 3.9 million shares remaining authorized for repurchase under the 2023 authorization and no shares remaining authorized for repurchase under the 2021 authorization.

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended
	March 31,
	2024	2023
Interest expense	$20.4	$18.7
Interest income	(8.1)	(8.1)
Foreign exchange loss	2.4	3.1
Miscellaneous income, net	(6.3)	(6.2)
Interest and other expenses, net	$8.4	$7.5

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

The €400.0 ($428.7) notes due June 2027 and the €500.0 ($538.1) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of March 31, 2024.

In September 2022, we entered into a cross-currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCI for the three months ended March 31, 2024 and 2023 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
Instrument	2024	2023
Euro Notes	$21.8	$(12.3)
Cross-currency swaps	31.3	(0.4)

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

We assessed the hedging relationship at the inception of the hedges in order to determine whether the derivatives that are used in the transaction are highly effective in offsetting the cash flows of the hedged item, and will continue to assess the relationship on an ongoing basis. We use the hypothetical derivative method in conjunction with regression analysis using a third-party valuation to measure effectiveness of our cross-currency swap agreements and our forward currency exchange contracts.

The following table presents the impact that changes in fair value of the derivative designated as a cash flow hedge had on other comprehensive income (“OCI”) and earnings for the three months ended March 31, 2024 and 2023:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,		Location of Gain (Loss) Reclassified	Three Months Ended March 31,
Instrument	2024	2023	from AOCI into Income	2024	2023
Forward starting interest swap	$—	$—	Interest and other expenses, net	$0.1	$0.1

We expect the net amount of pre-tax derivative gains included in AOCI at March 31, 2024 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

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

The following tables present the impact that the fair value hedges had on OCI and earnings for the three months ended March 31, 2024 and 2023:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Three Months Ended March 31,		Location of Gain (Loss)	Three Months Ended March 31,
Instrument	2024	2023	Recognized in Income	2024	2023
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$15.4	$0.7
Cross-currency swaps	(0.9)	(1.7)	Interest and other expenses, net	(15.4)	(0.7)

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2024 and 2023 was as follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended March 31,
Instrument	Recognized in Income	2024	2023
Foreign currency forward contracts	Interest and other expenses, net	$(7.3)	$(0.6)

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	Assets
		March 31,	December 31,
	Balance Sheet Location	2024	2023
Instruments designated as fair value hedges:
Cross-currency swaps	Accounts Receivable, net	14.6	31.7
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts Receivable, net	1.3	6.7
Total instruments		$15.9	$38.4

	Liabilities
		March 31,	December 31,
	Balance Sheet Location	2024	2023
Instruments designated as net investment hedges:
Euro Notes due in 2026	Long-term debt	538.1	550.0
Euro Notes due in 2027	Long-term debt	428.7	438.2
Cross-currency swaps	Accrued liabilities	41.9	73.3
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	4.3	2.3
Total instruments		$1,013.0	$1,063.8

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $954.6 and $977.6 as of March 31, 2024 and December 31, 2023, respectively, compared to a carrying value of $966.8 and $988.2, respectively.

Our deferred compensation plan assets were $155.6 and $144.2 as of March 31, 2024 and December 31, 2023, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$33.1	$34.7
Short-term lease expense	0.4	1.1
Other lease expense(a)	2.1	4.1
Total lease expense	$35.6	$39.9
(a)
Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Three Months Ended March 31,
Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$30.5	$33.4
Right-of-use assets obtained in exchange for new operating lease liabilities	21.5	30.7

	March 31,	December 31,
Supplemental Balance Sheet Information	2024	2023
Operating lease ROU assets	$403.9	$414.0

Operating lease liabilities - current(a)	$98.6	$100.2
Operating lease liabilities - long-term	315.5	323.2
Total operating lease liabilities	$414.1	$423.4
(a)
Operating lease liabilities - current are included in accrued expenses on our Consolidated Balance Sheets.

	March 31,
	2024	2023
Weighted Average Remaining Lease Term
Operating leases	5.5 years	5.5 years
Weighted Average Discount Rate
Operating leases	3.9%	3.2%

Maturities of operating lease liabilities as of March 31, 2024 were as follows:

Period Ending March 31, 2024	Operating Leases
2024	$84.5
2025	100.7
2026	78.4
2027	58.7
2028	46.6
2029	34.9
Thereafter	59.7
Total future undiscounted lease payments	463.5
Less imputed interest	(49.4)
Total operating lease liabilities	$414.1

(15) Segment Data

Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States, is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

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

	Three Months Ended March 31,
	2024	2023
Revenues from services:
Americas:
United States (a)	$680.4	$741.6
Other Americas	356.0	388.6
	1,036.4	1,130.2
Southern Europe:
France	1,119.3	1,169.3
Italy	404.3	422.2
Other Southern Europe	457.7	476.4
	1,981.3	2,067.9

Northern Europe	870.3	967.6
APME	535.1	605.9
	4,423.1	4,771.6
Intercompany Eliminations	(19.8)	(19.3)
Consolidated (b)	$4,403.3	$4,752.3

Operating unit profit: (c)
Americas:
United States	$12.0	$30.0
Other Americas	14.1	18.6
	26.1	48.6
Southern Europe:
France	33.1	44.9
Italy	27.4	30.7
Other Southern Europe	9.4	14.3
	69.9	89.9

Northern Europe	0.0	5.0
APME	19.9	21.1
	115.9	164.6
Corporate expenses	(41.7)	(37.9)
Intangible asset amortization expense	(8.3)	(8.8)
Operating profit	65.9	117.9
Interest and other expenses, net	(8.4)	(7.5)
Earnings before income taxes	$57.5	$110.4
(a)
In the United States, revenues from services included fees received from the related franchise offices of $2.4 and $3.2 for the three months ended March 31, 2024 and 2023, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $87.4 and $99.3 for the three months ended March 31, 2024 and 2023, respectively.
(b)
Our consolidated revenues from services include fees received from our franchise offices of $3.3 and $3.9 for the three months ended March 31, 2024 and 2023, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $277.2 and $250.2 for the three months ended March 31, 2024 and 2023, respectively.
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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. Forward-looking statements are based on management’s current assumptions and expectations and are subject to risks and uncertainties that are beyond our control and may cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and other similar expressions. Important factors that could cause our actual results to differ materially from those contained in the forward-looking statements include, among others, the risk factors discussed in Item 1A – Risk Factors in our annual report on Form 10-K for the year-ended December 31, 2023, which information is incorporated herein by reference. Such risks and uncertainties include, but are not limited to, volatile, negative or uncertain economic conditions, particularly in Europe, including inflation, geopolitical risk and uncertainty; changes in labor and tax legislation in places we do business; failure to implement strategic transformation initiatives and technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of decreased demand, as we experienced in the first quarter of 2024, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues. By contrast, during periods of increased demand we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

In the first quarter of 2024, we continued to observe decreased demand for staffing services and permanent recruitment services due to increased economic uncertainty, and we expect this trend to continue. The economic uncertainty is particularly high in Europe and the United States, driven by elevated inflation and higher interest rates. As a result of these factors, we expect the business environment will continue to be challenging for us in future periods, especially in North America and Europe, with many companies delaying hiring decisions or reducing their demand for contingent labor. The current economic uncertainty is exacerbated by increasing geopolitical tensions, which could further negatively impact our operations in future periods.

During the first quarter of 2024, the United States dollar was generally stable, on average, relative to the currencies in most of our markets, and overall had a slight unfavorable impact on our reported results. The changes in the foreign currency exchange rates had a -1.8% unfavorable impact on revenues from services and an approximately $0.04 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same local currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the first quarter of 2024 compared to the first quarter of 2023, we experienced an -8.3% revenue decrease in the Americas, primarily driven by decreased demand for our Manpower and Experis staffing/interim services, decreased demand for our permanent recruitment services, a decrease in our TAPFIN - Managed Service Provider (MSP) business as we exited lower margin arrangements and the unfavorable impact of currency exchange rates. During the first quarter of 2024 compared to the first quarter of 2023, we experienced a -4.2% revenue decrease in Southern Europe, primarily due to decreased demand for our Manpower staffing services, partially offset by the favorable impact of currency exchange rates. During the first quarter of 2024 compared to the first quarter of 2023, we experienced a -10.1% revenue decrease in Northern Europe, primarily due to a decreased demand for our Manpower and Experis staffing/interim services, decreased demand in our permanent recruitment business and decreased demand for our Experis outcome-based solutions and consulting services, partially offset by the favorable impact of foreign currency exchange rates. We experienced an -11.7% revenue decrease in APME in the first quarter of 2024 compared to the first quarter of 2023 primarily due to the unfavorable impact of foreign currency exchange rates and decreased activity in our RPO permanent recruitment business driven by the non-recurrence of a government contract from the prior year period, partially offset by increased demand for our Manpower and Experis staffing/interim services.

From a brand perspective, we experienced revenue decreases in Manpower, Experis and Talent Solutions in the first quarter of 2024 compared to the first quarter of 2023. In our Manpower brand, the revenue decrease was primarily due to decreased demand for staffing services, our permanent recruitment services and our Manpower Solutions services. The revenue decrease in our Experis brand was primarily due to decreased demand for interim services, our permanent recruitment services and our Experis Solutions services. On an overall basis, the revenue decrease in our Talent Solutions brand, which includes RPO, MSP and our Right Management offerings, was primarily due to decreased demand for our RPO permanent recruitment offerings. This revenue decrease in Talent Solutions was partially offset by an increase in demand for our Right Management outplacement services.

In the first quarter of 2024 our gross profit margin decreased 90 basis points compared to the first quarter of 2023, primarily due to declines in our higher-margin permanent recruitment businesses and our Manpower and Experis staffing/interim services and the unfavorable impact of operational losses from our Proservia business in Germany that we are exiting. The decrease in gross profit margin in the first quarter of 2024 compared to the first quarter of 2023 was partially offset by growth in our higher-margin outplacement offerings within Right Management.

Our operating profit decreased -44.1% in the first quarter of 2024 while our operating profit margin decreased 100 basis points compared to the first quarter of 2023. Excluding the loss of $6.2 million in operating profit due to operational losses from our Proservia business in Germany in the first quarter of 2024 that we are exiting and restructuring costs of $6.6 million incurred in the first quarter of 2023, our operating profit decreased -42.1% while operating profit margin decreased 100 basis points compared to the first quarter of 2023. The operating profit margin decreased primarily due to a decrease in gross profit margin, as noted above.

Operating Results - Three Months Ended March 31, 2024 and 2023

The following table presents selected consolidated financial data for the three months ended March 31, 2024 as compared to 2023.

(in millions, except per share data)	2024	2023	Variance	Constant Currency Variance
Revenues from services	$4,403.3	$4,752.3	(7.3)%	(5.5)%
Cost of services	3,639.6	3,889.2	(6.4)%	(4.4)%
Gross profit	763.7	863.1	(11.5)%	(10.1)%
Gross profit margin	17.3%	18.2%
Selling and administrative expenses	697.8	745.2	(6.4)%	(5.1)%
Operating profit	65.9	117.9	(44.1)%	(41.7)%
Operating profit margin	1.5%	2.5%
Interest and other expenses, net	8.4	7.5	12.2%
Earnings before income taxes	57.5	110.4	(47.9)%	(45.3)%
Provision for income taxes	17.8	32.6	(45.4)%
Effective income tax rate	31.0%	29.5%
Net earnings	$39.7	$77.8	(49.0)%	(46.4)%
Net earnings per share – diluted	$0.81	$1.51	(46.2)%	(43.5)%
Weighted average shares – diluted	48.9	51.6	(5.1)%

The year-over-year decrease in revenues from services of -7.3% (-5.5% in constant currency) was attributed to:

•
a revenue decrease in the Americas of -8.3% (-1.1% in constant currency) primarily due to the $81.3 million unfavorable impact of foreign currency exchange rates, decreased demand of $12.8 million for our Manpower and Experis staffing/interim services, decreased activity of $6.3 million in our permanent recruitment business and a decrease of $2.9 million in our MSP business as we exited lower margin arrangements, partially offset by the increase in demand of $5.8 million for our Talent Solutions outplacement services. The United States, our largest market in the Americas, experienced a revenue decrease of -8.3% primarily driven by decreased demand of $55.4 million for our Manpower and Experis staffing/interim services, decreased activity of $7.1 million in our permanent recruitment business and a decrease of $3.0 million in our MSP business as we exited lower margin arrangements, partially offset by an increase in demand of $5.3 million in our Talent Solutions outplacement services;
•
a revenue decrease in Southern Europe of -4.2% (-4.9% in constant currency) which was primarily due to decreased demand of $85.5 million for our Manpower staffing services, partially offset by the $14.7 million favorable impact of changes in currency exchange rates. France, the largest market in Southern Europe, experienced a revenue decrease of -4.3% (-5.4% in constant currency), which was primarily due to decreased demand of $60.0 million for our Manpower staffing services, partially offset by the $12.9 million favorable impact of foreign currency exchange rates. Italy, our second-largest market in Southern Europe, experienced a revenue decrease of -4.2% (-5.4% in constant currency), which was primarily due to decreased demand of $21.2 million for our Manpower and Experis staffing/interim services, partially offset by the $4.7 million favorable impact of foreign currency exchange rates;

•
a revenue decrease in Northern Europe of -10.1% (-12.1% in constant currency), primarily due to decreased demand of $89.9 million for our Manpower and Experis staffing/interim services, decreased demand of $18.3 million for our Experis Solutions services and decreased demand of $10.6 million in our permanent recruitment business, partially offset by the $20.1 million favorable impact of foreign currency exchange rates. Within Northern Europe, we experienced revenue decreases in the United Kingdom of $35.1 million, the Nordics of $59.2 million, Germany of $8.4 million and the Netherlands of $3.3 million, which represented revenue decreases of -10.4%, -26.1%, -6.0% and -3.3%, respectively (-14.1%, -25.3%, -7.0% and -4.4%, respectively, in constant currency). These decreases were partially offset by a revenue increase in Belgium of $3.3 million, which represented a revenue increase of 4.7% (3.5% in constant currency); and
•
a revenue decrease in APME of -11.7% (-4.8% in constant currency and -3.6% in organic constant currency) primarily due to the $41.6 million unfavorable impact of foreign currency exchange rates and decreased activity of $25.6 million in our RPO permanent recruitment business driven by the non-recurrence of a government contract from the prior year period, partially offset by increased demand of $4.1 million for our Manpower and Experis staffing/interim services.

The year-over-year 90 basis point decrease in gross profit margin was primarily attributed to:

•
a 50 basis point unfavorable impact from decreases to permanent recruitment, including Talent Solutions RPO, as permanent hiring demand continued to soften and experienced reduced levels;
•
a 50 basis point unfavorable impact from the decrease in staffing/interim margins due to mix shifts and lower volumes while pricing remained stable; and
•
a 20 basis point unfavorable impact due to operational losses from our Proservia business in Germany that we are exiting; partially offset by
•
a 20 basis point favorable impact from increases in our higher-margin Right Management outplacement business as we continued to experience increased activity; and
•
a 10 basis point favorable impact from foreign currency exchange rates.

The -6.4% decrease in selling and administrative expenses in the first quarter of 2024 (-5.1% in constant currency and -5.0% in organic constant currency) was primarily attributed to:

•
a $28.4 million, or -6.7% decrease (-5.5% in constant currency) in personnel costs primarily due to a $23.5 million decrease in salary costs as we saw the effects of restructuring actions taken throughout 2023;
•
a $9.4 million, or -1.3% decrease due to the impact of changes in currency exchange rates;
•
the non-recurrence of restructuring costs in the first quarter of 2024 compared to $6.6 million incurred in the first quarter of 2023; and
•
a $2.6 million, or -2.9% decrease (-1.2% in constant currency) in non-personnel costs, primarily due to a $3.1 million decrease in office lease costs and $2.5 million decrease in consulting and outside services costs associated with our technology and back-office transformation initiatives, partially offset by a $2.6 million increase in bad debt.

Selling and administrative expenses as a percent of revenues increased 10 basis points in the first quarter of 2024 compared to the first quarter of 2023 due primarily to:

•
a 20 basis point unfavorable impact as non-personnel costs increased as a percent of revenues; and
•
a 10 basis point unfavorable impact from changes in currency exchange rates; partially offset by
•
a 20 basis point favorable impact as a result of restructuring costs incurred in the first quarter of 2023.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $20.4 million in the first quarter of 2024 compared to $18.7 million in the first quarter of 2023 primarily due to increased revolver and other short term borrowings at a higher interest rate during the period. Foreign exchange loss, net was $2.4 million in the first quarter of 2024 compared to $3.1 million in the first quarter of 2023 primarily due to a reduction in foreign currency exchange losses year over year. Miscellaneous income, net was $8.1 million in both the first quarter of 2024 and 2023.

We recorded income tax expense at an effective rate of 31.0% for the three months ended March 31, 2024, as compared to an effective rate of 29.5% for the three months ended March 31, 2023. The 2024 rate was unfavorably impacted by the overall mix of earnings and partially offset by the scheduled reduction in the French business tax rate from 0.38% to 0.28% effective January 1, 2024. The 31.0% effective tax rate for the three months ended March 31, 2024 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

Net earnings per share - diluted was $0.81 in the first quarter of 2024 compared to $1.51 in the first quarter of 2023. Losses related to our Proservia Germany wind down in the first quarter of 2024 unfavorably impacted net earnings per share - diluted by approximately $0.13, net of tax, in the first quarter of 2024.

Weighted average shares - diluted decreased to 48.9 million in the first quarter of 2024 from 51.6 million in the first quarter of 2023. This decrease was due to the impact of share repurchases completed since the first quarter of 2023.

Segment Operating Results

Americas

In the Americas, revenues from services decreased -8.3% (-1.1% in constant currency) in the first quarter of 2024 compared to the first quarter of 2023. In the United States (which represents 66% of the Americas' revenues), revenues from services decreased -8.3% in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by decreased demand of $55.4 million for our Manpower and Experis staffing/interim services, decreased activity of $7.1 million in our permanent recruitment business and a decrease of $3.0 million in our MSP business as we exited lower margin arrangements, partially offset by an increase in demand of $5.3 million for our Talent Solutions outplacement services. In Other Americas, revenues from services decreased -8.4% (increase of 12.5% in constant currency) in the first quarter of 2024 compared to the first quarter of 2023 primarily due to the $81.3 million unfavorable impact of foreign currency exchange rates, partially offset by increased demand of $42.6 million for our Manpower and Experis staffing/interim services. The constant currency increase in Other Americas was primarily due to inflation in Argentina. The decrease in revenues from services in Other Americas was primarily driven by revenue decreases in Argentina and Canada of $18.8 million, or -40.7%, and $20.0 million, or -20.6%, respectively (+157.2% and -20.8%, respectively, in constant currency), partially offset by a revenue increase in Mexico of $11.2 million, or 20.5% (9.7% in constant currency).

Gross profit margin decreased 70 basis points in the first quarter of 2024 compared to the first quarter of 2023 primarily due to decreased margins in our staffing and interim services, particularly within Experis, which contributed 110 basis points to the decrease, decreased activity in our permanent recruitment business which contributed 50 basis points to the decrease and decreased margins in our MSP business which contributed 20 basis points to the decrease. These contributions were partially offset by increased demand in our higher-margin Right Management outplacement business, which had a 50 basis point offsetting impact and the favorable impact of currency exchange rates, which had a 60 basis point offsetting impact.

Selling and administrative expenses decreased -3.1% (increase of 1.3% in constant currency) in the first quarter of 2024 compared to the first quarter of 2023, primarily due to the $9.7 million favorable impact of currency exchange rates and a $4.5 million decrease in salaries from a reduction in headcount. The decreases were partially offset by the $2.4 million increase in lease and other office related costs, a $1.8 million increase in bonuses and sales commissions and a $1.6 million increase to software maintenance related costs.

Operating Unit Profit (“OUP”) decreased -46.4% (-43.0% in constant currency), which represents a 2.5% OUP margin, a decrease from 4.3% in the first quarter of 2023. This decrease was primarily due to decreased profitability in the United States business of $18.1 million, which includes the decreased demand for our Manpower and Experis staffing/interim services and decreased activity in our permanent recruitment business, as noted above. In the United States, OUP margin decreased to 1.8% in the first quarter of 2024 from 4.0% in the first quarter of 2023 primarily due to a decrease in gross profit margin as we saw decreased demand for our Manpower and Experis staffing/interim services and decreased activity in our RPO permanent recruitment business. The decrease was also due to an increase in our selling and administrative expenses as a percentage of revenue as we reduced costs slower than the decline in gross profit. Other Americas OUP margin decreased to 4.0% in the first quarter of 2024 from 4.8% in the first quarter of 2023 primarily due to an increase in our gross profit margin, specifically in our Manpower staffing services, partially offset by an increase in our selling and administrative expenses as a percent of revenue as we reduced costs slower than the decline in gross profit.

Southern Europe

In Southern Europe, revenues from services decreased -4.2% (-4.9% in constant currency) in the first quarter of 2024 compared to the first quarter of 2023. In France (which represents 56% of Southern Europe’s revenues), revenues from services decreased -4.3% (-5.4% in constant currency) in the first quarter of 2024 compared to the first quarter of 2023. The decrease in France is primarily due to decreased demand of $60.0 million for our Manpower staffing services, partially offset by the $12.9 million favorable impact of foreign currency exchange rates. In Italy (which represents 20% of Southern Europe’s revenues), revenues from services decreased -4.2% (-5.4% in constant currency) in the first quarter of 2024 compared to the first quarter of 2023. The decrease in Italy was primarily due to decreased demand of $21.2 million for our Manpower and Experis staffing/interim services, partially offset by the $4.7 million favorable impact of foreign currency exchange rates. In Other Southern Europe, revenues from services decreased -3.9% (-3.3% in constant currency) in 2024 compared to 2023, primarily due to decreased demand of $8.1 million for our Manpower and Experis staffing/interim services and $5.3 million for our Experis solutions services. The decrease in Other Southern Europe was driven by revenue decreases in Spain and Switzerland of $8.2 million, or -6.9%, and $8.8 million, or -7.6%, respectively (-8.0% and -12.6%, respectively, in constant currency).

Gross profit margin decreased 60 basis points in 2024 compared to 2023. The decrease was primarily due to decreased activity in our higher margin Manpower staffing services, which contributed 30 basis points to the decrease, decreased activity in our permanent recruitment services which contributed 20 basis points to the decrease and decreased activity in our Experis solutions services which contributed 20 basis points to the decrease. These contributions were partially offset by increased demand in our higher-margin Right Management outplacement business which had a 10 basis point offsetting impact.

Selling and administrative expenses decreased -2.2% (-3.1% in constant currency) during the first quarter of 2024 compared to the first quarter of 2023 primarily due to a $3.6 million decrease in salary-related costs, partially offset by the $1.9 million unfavorable impact of currency exchange rates.

OUP in Southern Europe decreased -22.2% (-22.7% in constant currency), which represents a 3.5% OUP margin, a decrease from 4.3% in the first quarter of 2023. This OUP decrease was primarily due to decreased profitability in the France reporting unit of $11.8 million. In France, the OUP margin decreased to 3.0% for the first quarter of 2024 compared to 3.8% for the first quarter of 2023. The decrease in France was due to decreases in staffing margins and an increase in our selling and administrative expenses as a percent of revenue. In Italy, the OUP margin decreased to 6.8% for the first quarter of 2024 from 7.3% for the first quarter of 2023 primarily due to an increase in our selling and administrative expenses as a percent of revenue, partially offset by an increase in gross profit margin. In Other Southern Europe, the OUP margin decreased to 2.1% for the first quarter of 2024 from 3.0% for the first quarter of 2023 primarily due to decreases in our gross profit margin, specifically within our staffing services.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 35%, 19%, 15%, 11% and 9%, respectively, of Northern Europe’s revenues). In the Northern Europe region, revenues from services decreased -10.1% (-12.1% in constant currency) in the first quarter of 2024 compared to the first quarter of 2023. Within Northern Europe, we experienced revenue decreases in the United Kingdom of $35.1 million, the Nordics of $59.2 million, Germany of $8.4 million and the Netherlands of $3.3 million, which represented revenue decreases of -10.4%, -26.1%, -6.0% and -3.3%, respectively (-14.1%, -25.3%, -7.0% and -4.4%, respectively, in constant currency). These decreases were partially offset by a revenue increase in Belgium of $3.3 million, which represented a revenue increase of 4.7% (3.5% in constant currency). The revenue decrease in Northern Europe was primarily due to decreased demand of $89.9 million for our Manpower and Experis staffing/interim services, decreased demand of $18.3 million for our Experis Solutions services and decreased demand of $10.6 million in our permanent recruitment business, partially offset by the $20.1 million favorable impact of foreign currency exchange rates.

Gross profit margin decreased by 80 basis points in 2024 compared to 2023 primarily due to decreased demand in our permanent recruitment business, particularly in Manpower and Experis, which contributed 60 basis points to the decrease, decreased demand in our Experis Solutions services, which contributed 40 basis points to the decrease, and decreases in our staffing/interim margins, which contributed 40 basis points to the decrease. These contributions were partially offset by a shift in business mix towards our higher-margin Talent Solutions outplacement and MSP services, which had a 60 basis point offsetting impact.

Selling and administrative expenses decreased -11.5% (-13.3% in constant currency) in the first quarter of 2024 compared to the first quarter of 2023. The decrease is primarily due to the $10.2 million decrease in salary costs due to headcount reductions, the $3.4 million decrease to consulting and other outside services, the $3.3 million decrease in bonuses and sales commissions as a result of decreased profitability in certain markets and no restructuring costs incurred in 2024 compared to $2.5 million in 2023. These decreases were partially offset by the $3.0 million unfavorable impact of currency exchange rates.

OUP in Northern Europe decreased -99.9% (-108.6% in constant currency), which represents a 0.0% OUP margin, a decrease from 0.5% in the first quarter of 2023. This OUP decrease was primarily driven by a decrease in profitability of our bench model countries in the Nordics, which experienced an aggregate decrease of $8.5 million, partially offset by increased profitability in other bench model countries, notably Germany and the Netherlands, which experienced increases of $4.8 million and $1.0 million, respectively. The OUP decrease was partially offset by decreased selling and administrative expenses as a percentage of revenue as we saw the effects of restructuring actions taken in the prior year period.

APME

Revenues from services decreased -11.7% (-4.8% in constant currency and -3.6% in organic constant currency) in the first quarter of 2024 compared to the first quarter of 2023. In Japan (which represents 51% of APME’s revenues), revenues from services decreased -5.3% (increase of 6.3% in constant currency) due to the $33.2 million unfavorable impact of foreign currency exchange rates, partially offset by increased demand of $20.4 million for our Manpower and Experis staffing/interim services. In Australia, revenues from services decreased -52.9% (-51.0% in constant currency), primarily due to decreased activity of $25.3 million in our RPO permanent recruitment business driven by the non-recurrence of a government contract from the prior year period, decreased demand of $9.4 million for our Manpower and Experis staffing/interim services and the $1.3 million unfavorable impact of foreign currency exchange rates.

Gross profit margin decreased 160 basis points in 2024 compared to 2023 primarily due to decreased activity in our permanent recruitment business, particularly Talent Solutions RPO, which contributed 260 basis points to the decrease and the unfavorable impact of foreign currency exchange rates, which contributed 10 basis points to the decrease. These contributions were partially offset by improvement in our staffing/interim margins, which had a 90 basis point offsetting impact, and improvements in our higher-margin Right Management outplacement services margins, which had a 20 basis point offsetting impact.

Selling and administrative expenses decreased -23.7% (-17.9% in constant currency and -16.9% in organic constant currency) in the first quarter of 2024 compared to the first quarter of 2023. The decrease is primarily due to a $6.3 million decrease in salary related costs from a reduction in headcount, the $4.6 million favorable impact of currency exchange rates, a $2.8 million decrease in office lease related costs and zero restructuring costs incurred in 2024 compared to $2.5 million in 2023.

OUP in APME decreased -6.1% (increases of 3.3% in constant currency and 4.7% in organic constant currency) which represents a 3.7% OUP margin, an increase from 3.5% in the first quarter of 2023. This OUP decrease was primarily driven by decreased profitability in Japan reporting unit of $0.8 million, partially offset by decreases to selling and administrative expenses, as noted above.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended March 31, 2024 Compared to 2023
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$680.4	(8.3)%	—	(8.3)%	—	(8.3)%
Other Americas	356.0	(8.4)%	(20.9)%	12.5%	—	12.5%
	1,036.4	(8.3)%	(7.2)%	(1.1)%	—	(1.1)%
Southern Europe:
France	1,119.3	(4.3)%	1.1%	(5.4)%	—	(5.4)%
Italy	404.3	(4.2)%	1.2%	(5.4)%	—	(5.4)%
Other Southern Europe	457.7	(3.9)%	(0.6)%	(3.3)%	—	(3.3)%
	1,981.3	(4.2)%	0.7%	(4.9)%	—	(4.9)%
Northern Europe	870.3	(10.1)%	2.0%	(12.1)%	—	(12.1)%
APME	535.1	(11.7)%	(6.9)%	(4.8)%	(1.2)%	(3.6)%
	4,423.1
Intercompany Eliminations	(19.8)
Consolidated	$4,403.3	(7.3)%	(1.8)%	(5.5)%	(0.2)%	(5.3)%
Gross Profit	$763.7	(11.5)%	(1.4)%	(10.1)%	(0.1)%	(10.0)%
Selling and Administrative Expenses	$697.8	(6.4)%	(1.3)%	(5.1)%	(0.1)%	(5.0)%
Operating Profit	$65.9	(44.1)%	(2.4)%	(41.7)%	(0.1)%	(41.6)%
(a)
In millions for the three months ended March 31, 2024.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2024, we had $429.3 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

Cash generated in operating activities was $116.0 million during the three months ended March 31, 2024, as compared to $124.6 million generated during the three months ended March 31, 2023. Changes in operating assets and liabilities generated $37.1 million and $2.4 million of cash during the three months ended March 31, 2024 and 2023, respectively. These changes were primarily attributable to the timing of collections and payments. Accounts receivable decreased to $4,458.5 million as of March 31, 2024 from $4,830.0 million as of December 31, 2023 primarily due to the revenue decline and the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by one day from December 31, 2023, to 55 days as of March 31, 2024.

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

Capital expenditures were $11.8 million for the three months ended March 31, 2024 compared to $13.2 million for the three months ended March 31, 2023. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs.

From time to time, we acquire and invest in companies throughout the world, including franchises. For the three months ended March 31, 2024, total cash consideration paid for acquisitions, net of cash acquired, was $1.1 million, which represents a contingent consideration payment related to a previous acquisition. No cash consideration was paid during the three months ended March 31, 2023.

Net debt borrowings were $3.5 million in the three months ended March 31, 2024 as compared to net repayments of $10.7 million in the three months ended March 31, 2023.

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

Our $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 2.03 to 1 and a fixed charge coverage ratio of 3.17 to 1 as of March 31, 2024. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

As of March 31, 2024, we had letters of credit of $0.4 million issued under our $600.0 million revolving credit facility. Additional borrowings of $599.6 million were available to us under the facility as of March 31, 2024.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet the working capital needs of our subsidiary operations. As of March 31, 2024, such uncommitted credit lines totaled $301.7 million, of which $284.0 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $282.3 million could have been made under these lines as of March 31, 2024.

We have assessed our liquidity position as of March 31, 2024 and for the near future. As of March 31, 2024, our cash and cash equivalents balance was $604.8 million. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 million of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines to meet the working capital needs of our subsidiaries, of which $282.3 million was available to use as of March 31, 2024. Our €500.0 ($538.1) million notes mature in June 2026, and our €400.0 ($428.7) million notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

The Board of Directors declared a semi-annual dividend of $1.54 and $1.47 per share on May 3, 2024 and May 5, 2023, respectively. The 2024 dividends are payable on June 14, 2024 to shareholders of record as of June 3, 2024. The 2023 dividends were paid on June 15, 2023 to shareholders of record as of June 1, 2023.

In August 2023 and August 2021, the Board of Directors authorized the repurchase of 5.0 million shares and 4.0 million shares of our common stock, respectively. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the three months ended March 31, 2024, we repurchased a total of 0.7 million shares under the 2023 authorization at a cost of $50.0 million. During the three months ended March 31, 2023, we repurchased a total of 0.4 million shares under the 2021 authorization at a cost of $30.0 million. As of March 31, 2024, there were 3.9 million shares remaining authorized for repurchase under the 2023 authorization and no shares remaining authorized for repurchase under the 2021 authorization.

We had aggregate commitments of $2,220.3 million as of March 31, 2024 related to debt, operating leases, severance and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,320.5 million as of December 31, 2023.

We also have entered into guarantee contracts and stand-by letters of credit totaling $739.9 million and $745.7 million as of March 31, 2024 and December 31, 2023, respectively ($691.1 million and $696.9 million for guarantees as of March 31, 2024 and December 31, 2023, respectively, and $48.8 million for stand-by letters of credit as of both dates). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit was $0.4 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively

During the three months ended March 31, 2024, we did not record any restructuring costs. We recorded $6.6 million in restructuring costs during the three months ended March 31, 2023 . During the three months ended March 31, 2024, we made payments of $30.3 million out of our restructuring reserve, which is used for severance, office closures and consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $59.7 million reserve will be paid by the end of 2024.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2023 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 1A – Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in the 2023 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the first quarter of 2024. As of March 31, 2024, there were 3.9 million shares remaining authorized for repurchase under the 2023 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1 - 31, 2024	325,527		$76.80	325,527	4,272,709
February 1 - 29, 2024	180,319	(1)	$72.83	27,500	4,245,209
March 1 - 31, 2024	312,321	(1)	$73.67	312,127	3,933,082
Total	818,167		$75.17	665,154	3,933,082

(1) Includes 152,819 shares and 194 shares of common stock withheld by ManpowerGroup in February and March, respectively, to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and affiliates, to date in 2024:

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

Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

Item 6 – Exhibits

10.1	Form of 2024 Performance Share Unit Agreement under the 2011 Equity Incentive Plan of ManpowerGroup Inc.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: May 3, 2024

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Eric Rozek
Eric Rozek
Vice President and Global Controller (Principal Accounting Officer)