Form 10-Q
period 2024-06-30
ManpowerGroup Inc.
filed 2024-08-02
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

June 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at July 31, 2024
Common Stock, $.01 par value	47,447,886

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$468.9	$581.3
Accounts receivable, less allowance for expected credit losses of $94.2 and $99.2, respectively	4,595.7	4,830.0
Prepaid expenses and other assets	168.7	160.8
Total current assets	5,233.3	5,572.1

Other Assets:
Goodwill	1,573.2	1,586.8
Intangible assets, less accumulated amortization of $519.2 and $507.2, respectively	499.8	519.6
Operating lease right-of-use assets	381.5	414.0
Other assets	643.7	607.8
Total other assets	3,098.2	3,128.2

Property and Equipment:
Land, buildings, leasehold improvements and equipment	513.7	526.5
Less: accumulated depreciation and amortization	391.6	396.6
Net property and equipment	122.1	129.9
Total assets	$8,453.6	$8,830.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2024	December 31, 2023
Current Liabilities:
Accounts payable	2,589.5	2,723.0
Employee compensation payable	221.3	243.1
Accrued liabilities	572.2	693.0
Accrued payroll taxes and insurance	656.8	695.8
Value added taxes payable	401.4	432.7
Short-term borrowings and current maturities of long-term debt	136.8	12.1
Total current liabilities	4,578.0	4,799.7

Other Liabilities:
Long-term debt	961.7	990.5
Long-term operating lease liability	294.8	323.2
Other long-term liabilities	473.2	482.7
Total other liabilities	1,729.7	1,796.4

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 118,844,046 and 118,387,641 shares, respectively	1.2	1.2
Capital in excess of par value	3,524.3	3,514.9
Retained earnings	3,839.3	3,813.0
Accumulated other comprehensive loss	(500.4)	(466.0)
Treasury stock at cost, 71,136,605 and 69,963,649 shares, respectively	(4,727.5)	(4,639.8)
Total ManpowerGroup shareholders’ equity	2,136.9	2,223.3
Noncontrolling interests	9.0	10.8
Total shareholders’ equity	2,145.9	2,234.1
Total liabilities and shareholders’ equity	$8,453.6	$8,830.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues from services	$4,520.7	$4,856.1	$8,924.0	$9,608.4
Cost of services	3,734.8	3,993.8	7,374.4	7,883.0
Gross profit	785.9	862.3	1,549.6	1,725.4
Selling and administrative expenses	684.8	754.7	1,382.6	1,499.9
Operating profit	101.1	107.6	167.0	225.5
Interest and other expenses, net	8.7	11.8	17.1	19.3
Earnings before income taxes	92.4	95.8	149.9	206.2
Provision for income taxes	32.3	30.6	50.1	63.2
Net earnings	$60.1	$65.2	$99.8	$143.0
Net earnings per share – basic	$1.25	$1.30	$2.07	$2.84
Net earnings per share – diluted	$1.24	$1.29	$2.05	$2.80
Weighted average shares – basic	47.9	50.2	48.1	50.4
Weighted average shares – diluted	48.4	50.7	48.7	51.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net earnings	$60.1	$65.2	$99.8	$143.0
Other comprehensive loss:
Foreign currency translation	(10.2)	11.0	(78.5)	58.0
Translation adjustments of long-term intercompany loans	—	—	0.1	(0.1)
Adjustments on derivative instruments, net of income taxes of $1.1, $(5.2), $13.0 and $(8.0), respectively	5.0	(17.8)	45.3	(56.5)
Unrealized adjustment on interest rate swap	(0.1)	(0.1)	(0.2)	(0.2)
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.3, $(0.1), $0.3 and $0.0, respectively	0.4	(1.0)	(1.1)	(2.0)
Total other comprehensive loss	(4.9)	(7.9)	(34.4)	(0.8)
Comprehensive income	$55.2	$57.3	$65.4	$142.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net earnings	$99.8	$143.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43.0	42.6
Deferred income taxes	7.8	14.3
Provision for expected credit losses	3.7	2.9
Share-based compensation	15.0	12.0
Changes in operating assets and liabilities:
Accounts receivable	107.9	186.3
Other assets	(70.1)	(63.2)
Other liabilities	(229.0)	(369.1)
Cash used in operating activities	(21.9)	(31.2)

Cash Flows from Investing Activities:
Capital expenditures	(23.7)	(34.6)
Net proceeds from the sales of subsidiaries and property and equipment	2.1	0.1
Cash used in investing activities	(21.6)	(34.5)

Cash Flows from Financing Activities:
Net change in short-term borrowings	49.2	(9.5)
Net proceeds from revolving debt facility	76.0	4.0
Proceeds from long-term debt	0.5	0.4
Repayments of long-term debt	(1.0)	(0.5)
Payments of contingent consideration for acquisitions	(2.8)	—
Proceeds from share-based awards	0.7	1.7
Payments to noncontrolling interests	(0.2)	(0.6)
Other share-based award transactions	(10.5)	(9.8)
Repurchases of common stock	(77.0)	(79.9)
Dividends paid	(73.5)	(73.1)
Cash used in financing activities	(38.6)	(167.3)

Effect of exchange rate changes on cash	(30.3)	1.6
Change in cash and cash equivalents	(112.4)	(231.4)

Cash and cash equivalents, beginning of period	581.3	639.0
Cash and cash equivalents, end of period	$468.9	$407.6

Supplemental Cash Flow Information:
Interest paid	$37.2	$49.1
Income taxes paid, net	$89.9	$91.8
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$27.8	$73.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2023	118,387,641	$1.2	$3,514.9	$3,813.0	$(466.0)	$(4,639.8)	$10.8	$2,234.1
Net earnings				39.7				39.7
Other comprehensive loss					(29.5)			(29.5)
Issuances under equity plans	420,210					(10.3)		(10.3)
Share-based compensation expense			7.5					7.5
Repurchases of common stock, including excise tax						(50.3)		(50.3)
Noncontrolling interest transactions			(3.7)				0.2	(3.5)
Balance, March 31, 2024	118,807,851	$1.2	$3,518.7	$3,852.7	$(495.5)	$(4,700.4)	$11.0	$2,187.7
Net earnings				60.1				60.1
Other comprehensive loss					(4.9)			(4.9)
Issuances under equity plans	36,195		(0.1)			(0.1)		(0.2)
Share-based compensation expense			7.5					7.5
Dividends				(73.5)				(73.5)
Repurchases of common stock, including excise tax						(27.0)		(27.0)
Noncontrolling interest transactions			(1.8)				(2.0)	(3.8)
Balance, June 30, 2024	118,844,046	$1.2	$3,524.3	$3,839.3	$(500.4)	$(4,727.5)	$9.0	$2,145.9

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2022	118,028,009	$1.2	$3,484.2	$3,868.5	$(458.7)	$(4,447.9)	$10.8	$2,458.1
Net earnings				77.8				77.8
Other comprehensive income					7.1			7.1
Issuances under equity plans	336,079		1.3			(9.9)		(8.6)
Share-based compensation expense			5.1					5.1
Repurchases of common stock, including excise tax						(30.3)		(30.3)
Noncontrolling interest transactions							0.2	0.2
Balance, March 31, 2023	118,364,088	$1.2	$3,490.6	$3,946.3	$(451.6)	$(4,488.1)	$11.0	$2,509.4
Net earnings				65.2				65.2
Other comprehensive loss					(7.9)			(7.9)
Issuances under equity plans	854		(0.2)			0.1		(0.1)
Share-based compensation expense			6.9					6.9
Dividends				(73.1)				(73.1)
Repurchases of common stock, including excise tax						(50.2)		(50.2)
Noncontrolling interest transactions							(0.4)	(0.4)
Balance, June 30, 2023	118,364,942	$1.2	$3,497.3	$3,938.4	$(459.5)	$(4,538.2)	$10.6	$2,449.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2024 and 2023

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

Allowance for Expected Credit Losses

We have an allowance for expected credit losses recorded as an estimate of the accounts receivable that may not be collected. This allowance is calculated on an entity-by-entity basis with consideration of historical write-off experience, age of receivables, market conditions, and a specific review for expected credit losses. Items that affect this balance mainly include provision for expected credit losses and the write-off of accounts receivable balances.

A rollforward of our allowance for expected credit losses is shown below:

Six Months Ended June 30, 2024
Balance, December 31, 2023	$99.2
Provision charged to earnings	3.7
Write-offs	(5.7)
Currency impact and other	(3.0)
Balance, June 30, 2024	$94.2

Leases

We determine whether a contract is or contains a lease at contract inception. Right-of-use (“ROU”) assets and long-term lease liabilities are presented as separate line items on our Consolidated Balance Sheets. Short-term lease liabilities are included in accrued liabilities on our Consolidated Balance Sheets.

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

Management closely monitors the results of all the reporting units and comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting units. As of our last annual impairment date, all of our reporting units' fair values exceeded their respective carrying values by 20% or more besides the Netherlands reporting unit, for which we recognized a full impairment of the remaining goodwill balance as of December 31, 2023. There could be significant decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to June 30, 2024, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $33.3 as of June 30, 2024 and $31.9 as of December 31, 2023.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended June 30,
	2024					2023(a)
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$626.8	$2.8	$26.6	$40.8	$697.0	$630.7	$5.0	$32.0	$41.4	$709.1
Other Americas	339.3	12.5	12.3	3.3	367.4	363.8	11.5	11.7	2.6	389.6
	966.1	15.3	38.9	44.1	1,064.4	994.5	16.5	43.7	44.0	1,098.7
Southern Europe:
France	1,079.9	69.9	13.7	21.4	1,184.9	1,172.8	71.2	16.2	18.0	1,278.2
Italy	401.7	9.4	13.1	10.7	434.9	425.6	10.2	15.3	6.7	457.8
Other Southern Europe	383.9	74.4	12.8	7.1	478.2	390.6	77.3	15.5	7.5	490.9
	1,865.5	153.7	39.6	39.2	2,098.0	1,989.0	158.7	47.0	32.2	2,226.9
Northern Europe	714.1	64.8	31.8	26.6	837.3	804.8	82.9	39.6	25.2	952.5
APME	431.6	84.6	14.8	10.4	541.4	453.2	97.5	36.5	12.2	599.4
	3,977.3	318.4	125.1	120.3	4,541.1	4,241.5	355.6	166.8	113.6	4,877.5
Intercompany Eliminations					(20.4)					(21.4)
Total					$4,520.7					$4,856.1
(a)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

	Six Months Ended June 30,
	2024					2023(a)
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$1,231.2	$5.8	$57.2	$83.2	$1,377.4	$1,289.5	$9.2	$69.7	$82.3	$1,450.7
Other Americas	669.9	23.6	24.1	5.8	723.4	727.7	22.6	23.5	4.4	778.2
	1,901.1	29.4	81.3	89.0	2,100.8	2,017.2	31.8	93.2	86.7	2,228.9
Southern Europe:
France	2,093.2	141.0	28.6	41.4	2,304.2	2,234.5	144.4	32.7	35.9	2,447.5
Italy	777.8	17.5	26.7	17.2	839.2	818.3	19.6	30.3	11.8	880.0
Other Southern Europe	746.0	149.1	26.5	14.3	935.9	763.2	157.9	31.4	14.8	967.3
	3,617.0	307.6	81.8	72.9	4,079.3	3,816.0	321.9	94.4	62.5	4,294.8
Northern Europe	1,452.2	137.7	65.6	52.1	1,707.6	1,615.4	172.3	83.0	49.4	1,920.1
APME	857.8	170.7	27.4	20.6	1,076.5	908.1	198.4	75.5	23.3	1,205.3
	7,828.1	645.4	256.1	234.6	8,964.2	8,356.7	724.4	346.1	221.9	9,649.1
Intercompany Eliminations					(40.2)					(40.7)
Total					$8,924.0					$9,608.4
(a)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended June 30,
	2024			2023(a)
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$681.2	$15.8	$697.0	$689.8	$19.3	$709.1
Other Americas	359.4	8.0	367.4	382.0	7.6	389.6
	1,040.6	23.8	1,064.4	1,071.8	26.9	1,098.7
Southern Europe:
France	1,172.5	12.4	1,184.9	1,263.5	14.7	1,278.2
Italy	422.8	12.1	434.9	443.5	14.3	457.8
Other Southern Europe	467.5	10.7	478.2	478.3	12.6	490.9
	2,062.8	35.2	2,098.0	2,185.3	41.6	2,226.9
Northern Europe	812.0	25.3	837.3	921.3	31.2	952.5
APME	528.9	12.5	541.4	578.4	21.0	599.4
	4,444.3	96.8	4,541.1	4,756.8	120.7	4,877.5
Intercompany Eliminations			(20.4)			(21.4)
Total			$4,520.7			$4,856.1
(a)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

	Six Months Ended June 30,
	2024			2023(a)
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$1,343.9	$33.5	$1,377.4	$1,409.9	$40.8	$1,450.7
Other Americas	707.5	15.9	723.4	763.2	15.0	778.2
	2,051.4	49.4	2,100.8	2,173.1	55.8	2,228.9
Southern Europe:
France	2,278.2	26.0	2,304.2	2,417.6	29.9	2,447.5
Italy	814.4	24.8	839.2	851.7	28.3	880.0
Other Southern Europe	913.6	22.3	935.9	941.6	25.7	967.3
	4,006.2	73.1	4,079.3	4,210.9	83.9	4,294.8
Northern Europe	1,655.5	52.1	1,707.6	1,854.4	65.7	1,920.1
APME	1,053.4	23.1	1,076.5	1,163.0	42.3	1,205.3
	8,766.5	197.7	8,964.2	9,401.4	247.7	9,649.1
Intercompany Eliminations			(40.2)			(40.7)
Total			$8,924.0			$9,608.4
(a)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

(4) Share-Based Compensation Plans

During the three months ended June 30, 2024 and 2023, we recognized share-based compensation expense of $7.5 and $6.9, respectively, and $15.0 and $12.0 for the six months ended June 30, 2024 and 2023, respectively. The expense relates to stock options, deferred stock units, restricted stock units and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $0.7 and $1.7 for the six months ended June 30, 2024 and 2023, respectively.

(5) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. For the six months ended June 30, 2024, total cash consideration paid for acquisitions, net of cash acquired, was $2.8, which represents a contingent consideration payment related to a previous acquisition. No cash consideration was paid during the six months ended June 30, 2023.

(6) Restructuring Costs

During the six months ended June 30, 2024, we did not record any restructuring costs. During the six months ended June 30, 2023, we recorded $21.1 in restructuring costs. During the six months ended June 30, 2024, we made payments of $51.0 out of our restructuring reserve, which is used for severance, office closures and consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $39.0 reserve will be paid by the end of 2024.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2023	$4.8	$5.9	$78.9	$0.4	$—	$90.0
Costs paid	(3.2)	(4.4)	(43.2)	(0.2)	—	(51.0)
Balance, June 30, 2024	$1.6	$1.5	$35.7	$0.2	$—	$39.0
(a)
Balances related to the United States were $3.7 and $0.9 as of December 31, 2023 and June 30, 2024, respectively.
(b)
Balances related to France were $2.5 and 0.7 as of December 31, 2023 and June 30, 2024, respectively. Balances related to Italy were $1.0 and $0.5 as of December 31, 2023 and June 30, 2024, respectively.

(7) Income Taxes

We recorded income tax expense at an effective rate of 34.9% for the three months ended June 30, 2024, as compared to an effective rate of 31.9% for the three months ended June 30, 2023. The 2024 rate was unfavorably impacted by the lower level and overall mix of earnings and partially offset by the scheduled reduction in the French business tax rate from 0.38% to 0.28% effective January 1, 2024. The 34.9% effective tax rate for the second quarter of 2024 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

We recorded income tax expense at an effective rate of 33.4% for the six months ended June 30, 2024, as compared to an effective rate of 30.6% for the six months ended June 30, 2023. The 2024 rate was unfavorably impacted by the lower level and overall mix of earnings and partially offset by the scheduled reduction in the French business tax rate from 0.38% to 0.28% effective January 1, 2024. The 33.4% effective tax rate for the first half of 2024 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $35.2 as of June 30, 2024. If recognized, the entire amount would favorably affect the effective tax rate except for $6.0. As of December 31, 2023, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $32.8.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2017 through 2024 for our major operations in France, Italy, the United Kingdom and the United States. As of June 30, 2024, we were subject to tax audits in Australia, Austria, France, Germany, India, Israel, Spain and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net earnings available to common shareholders	$60.1	$65.2	$99.8	$143.0
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	47.9	50.2	48.1	50.4
Effect of dilutive securities - share-based awards	0.5	0.5	0.6	0.6
Weighted-average common shares outstanding - diluted	48.4	50.7	48.7	51.0
Net earnings per share - basic	$1.25	$1.30	$2.07	$2.84
Net earnings per share - diluted	$1.24	$1.29	$2.05	$2.80

There were 0.8 million and 0.7 million share-based awards excluded from the calculation of net earnings per share - diluted for the three months ended June 30, 2024 and 2023, respectively, because their impact was anti-dilutive. There were 0.8 million and 0.6 million share-based awards excluded from the calculation of net earnings per share - diluted for the six months ended June 30, 2024 and 2023, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	June 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(a)	$1,573.2	$—	$1,573.2	$1,586.8	$—	$1,586.8
Intangible assets:
Finite-lived:
Customer relationships	$819.4	$498.0	$321.4	$824.9	$486.0	$338.9
Other	21.2	21.2	—	21.5	21.2	0.3
	840.6	519.2	321.4	846.4	507.2	339.2
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	126.4	—	126.4	128.4	—	128.4
	178.4	—	178.4	180.4	—	180.4
Total intangible assets	$1,019.0	$519.2	$499.8	$1,026.8	$507.2	$519.6
(a)
Balances were net of accumulated impairment loss of $749.3 as of both June 30, 2024 and December 31, 2023.
(b)
Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2024 and December 31, 2023.

Total consolidated amortization expense related to intangible assets for the remainder of 2024 is expected to be $16.2 and in each of the next five years as follows: 2025 - $30.3, 2026 - $26.8, 2027 - $26.2, 2028 - $26.2 and 2029 - $26.2.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate(c)	Total
Balance, December 31, 2023	$1,050.4	$154.7	$188.0	$67.7	$126.0	$1,586.8
Currency impact	(1.5)	(6.0)	(3.0)	(3.1)	—	(13.6)
Balance, June 30, 2024	$1,048.9	$148.7	$185.0	$64.6	$126.0	$1,573.2
(a)
Balances related to the United States were $1,005.8 as of both December 31, 2023 and June 30, 2024. Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.
(b)
Balances related to France were $75.6 and $73.4 as of December 31, 2023 and June 30, 2024, respectively. Balances related to Italy were $3.8 and $3.7 as of December 31, 2023 and June 30, 2024, respectively.
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

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	Defined Benefit Pension Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Service cost	$4.0	$3.9	$8.1	$7.7
Interest cost	4.8	5.3	9.6	10.5
Expected return on assets	(4.6)	(4.8)	(9.3)	(9.4)
Curtailments	(1.3)	—	(1.3)	—
Net gain	(0.4)	(0.8)	(0.8)	(1.7)
Prior service cost	0.1	0.1	0.3	0.3
Total benefit cost	$2.6	$3.7	$6.6	$7.4

	Retiree Health Care Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest cost	$0.1	$0.2	$0.2	$0.3
Prior service credit	(0.2)	—	(0.4)	—
Net gain	—	(0.2)	—	(0.4)
Total benefit credit	$(0.1)	$—	$(0.2)	$(0.1)

During the three and six months ended June 30, 2024, contributions made to our pension plans were $4.3 and $9.5, respectively, and contributions made to our retiree health care plan were $0.2 and $0.5, respectively. During 2024, we expect to make total contributions of approximately $19.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	June 30,	December 31,
	2024	2023
Foreign currency translation	$(339.7)	$(261.2)
Translation loss on long-term intercompany loans, net of income taxes of $19.1 on both dates	(133.5)	(133.6)
Gain (loss) on derivative instruments, net of income tax benefit of $(9.7) and $(22.7), respectively	7.7	(37.6)
Gain on interest rate swap, net of income taxes of $0.3 on both dates	0.9	1.1
Defined benefit pension plans, net of income tax benefit of $(22.6) and $(23.0), respectively	(36.8)	(36.0)
Retiree health care plan, net of income taxes of $1.9 and $2.0, respectively	1.0	1.3
Accumulated other comprehensive loss	$(500.4)	$(466.0)

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. During the three and six months ended June 30, 2024, we recorded income of $0.1 and $0.0, respectively. During both the three and six months ended June 30, 2023 we recorded expenses of $0.1.

The Board of Directors declared a semi-annual dividend of $1.54 and $1.47 per share on May 3, 2024 and May 5, 2023, respectively. The 2024 dividends were paid on June 14, 2024 to shareholders of record as of June 3, 2024. The 2023 dividends were paid on June 15, 2023 to shareholders of record as of June 1, 2023.

In August 2023 and August 2021, the Board of Directors authorized the repurchase of 5.0 million shares and 4.0 million shares of our common stock, respectively. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the six months ended June 30, 2024, we repurchased a total of 1.0 million shares under the 2023 authorization at a cost of $77.0. During the six months ended June 30, 2023, we repurchased a total of 1.1 million shares under the 2021 authorization at a cost of $81.9, including 25,000 shares at a cost of $2.0 that were repurchased but not yet settled. As of June 30, 2024, there were 3.6 million shares remaining authorized for repurchase under the 2023 authorization and no shares remaining authorized for repurchase under the 2021 authorization.

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest expense	$22.0	$20.0	$42.4	$38.7
Interest income	(8.6)	(8.4)	(16.7)	(16.5)
Foreign exchange loss	1.8	5.1	4.2	8.2
Miscellaneous income, net	(6.5)	(4.9)	(12.8)	(11.1)
Interest and other expenses, net	$8.7	$11.8	$17.1	$19.3

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

Net Investment Hedges

We use cross currency swaps, forward contracts and a portion of our foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in certain of our foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of our net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in foreign currency translation, a component of accumulated other comprehensive income (“AOCI”), to offset the changes in the values of the net investments being hedged. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the change in the carrying value of the designated portion of the non-derivative financial instrument due to changes in foreign currency exchange rates is also recorded in foreign currency translation.

The €400.0 ($425.8) notes due June 2027 and the €500.0 ($534.3) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of June 30, 2024.

In September 2022, we entered into a cross currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCI for the three and six months ended June 30, 2024 and 2023 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	2024	2023	2024	2023
Euro Notes	$7.2	$(6.4)	$29.0	$(18.7)
Cross-currency swaps	(2.6)	(16.7)	28.7	(17.1)

Cash Flow Hedges

We use forward currency exchange contracts to hedge the changes in cash flows of certain operational expenses denominated in foreign currency due to changes in foreign currency exchange rates. The changes in fair value of the forward currency exchange contracts derivatives are recorded in AOCI and reclassified into earnings when the underlying operating expense is recognized in earnings.

On June 9, 2022, we entered into a forward starting interest rate swap agreement with a notional amount of €300.0 and a fixed rate of 1.936%, which was accounted for as a cash flow hedge, to hedge the interest rate exposure related to our anticipated issuance of €400.0 notes to repay our existing €400.0 notes maturing in September 2022. Upon the issuance of the notes on June 30, 2022, we settled this forward starting interest rate swap, resulting in a gain of $2.0, which was recorded in AOCI and is being amortized over the term of the notes as an offset to interest expense.

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three and six months ended June 30, 2024 and 2023:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified	Three Months Ended June 30,
Instrument	2024	2023	from AOCI into Income	2024	2023
Forward starting interest swap	$—	$—	Interest and other expenses, net	$0.1	$0.1

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,		Location of Gain (Loss) Reclassified	Six Months Ended June 30,
Instrument	2024	2023	from AOCI into Income	2024	2023
Forward starting interest swap	—	—	Interest and other expenses, net	0.2	0.2

We expect the net amount of pre-tax derivative gains included in AOCI at June 30, 2024 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

Fair Value Hedges

We account for derivatives as fair value hedges when the hedged item is a recognized asset, liability, or firm commitment. We use cross currency swaps to hedge the changes in cash flows of certain of our foreign currency denominated intercompany notes due to changes in foreign currency exchange rates. We record the change in carrying value of the foreign currency denominated notes due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in other comprehensive income (“OCI”) with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates.

In March 2022, we entered into a cross currency swap agreement to hedge our intercompany fixed-rate CHF denominated note. On April 18, 2024, we settled the swaps at maturity for a net cash inflow of $14.9 and entered into a new cross currency swap with a maturity date of April 2027. The cross currency swaps convert our intercompany fixed-rate CHF denominated note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swaps is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €236.9 with a fixed annual interest rate of 3.45%.

In September 2022, we entered into a cross currency swap agreement to hedge an intercompany fixed-rate CHF denominated note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swaps is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €55.4 with a fixed annual interest rate of 1.7975%. The cross-currency swap matures in September 2024, which aligns with the term of the intercompany note.

The following tables present the impact that the fair value hedges had on OCI and earnings for the three and six months ended June 30, 2024 and 2023:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Location of Gain (Loss)	Three Months Ended June 30,
Instrument	2024	2023	Recognized in Income	2024	2023
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(3.5)	$(4.8)
Cross-currency swaps	1.4	—	Interest and other expenses, net	3.5	4.8

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Six Months Ended June 30,		Location of Gain (Loss)	Six Months Ended June 30,
Instrument	2024	2023	Recognized in Income	2024	2023
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$11.9	$(4.1)
Cross-currency swaps	0.5	(1.7)	Interest and other expenses, net	(11.9)	4.1

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

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 was as follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Recognized in Income	2024	2023	2024	2023
Foreign currency forward contracts	Interest and other expenses, net	$(2.5)	$3.6	$(9.8)	$3.0

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	Assets
		June 30,	December 31,
	Balance Sheet Location	2024	2023
Instruments designated as fair value hedges:
Cross-currency swaps	Accounts Receivable, net	3.9	31.7
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts Receivable, net	—	6.7
Total instruments		$3.9	$38.4

	Liabilities
		June 30,	December 31,
	Balance Sheet Location	2024	2023
Instruments designated as net investment hedges:
Euro Notes due in 2026	Long-term debt	534.3	550.0
Euro Notes due in 2027	Long-term debt	425.8	438.2
Cross-currency swaps	Accrued liabilities	44.5	73.3
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	3.2	2.3
Total instruments		$1,007.8	$1,063.8

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $947.1 and $977.6 as of June 30, 2024 and December 31, 2023, respectively, compared to a carrying value of $960.1 and $988.2, respectively.

Our deferred compensation plan assets were $160.1 and $144.2 as of June 30, 2024 and December 31, 2023, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$32.2	$36.6	$65.3	$71.3
Short-term lease expense	2.1	1.5	2.5	2.6
Other lease expense(a)	1.2	3.7	3.3	7.8
Total lease expense	$35.5	$41.8	$71.1	$81.7
(a)
Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Six Months Ended June 30,
Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$60.1	$67.9
Right-of-use assets obtained in exchange for new operating lease liabilities	27.8	73.1

	June 30,	December 31,
Supplemental Balance Sheet Information	2024	2023
Operating lease ROU assets	$381.5	$414.0

Short-term operating lease liability (a)	$98.0	$100.2
Long-term operating lease liability	294.8	323.2
Total operating lease liabilities	$392.8	$423.4
(a)
Short-term operating lease liability is included in accrued liabilities on our Consolidated Balance Sheets.

	June 30,
	2024	2023
Weighted Average Remaining Lease Term
Operating leases	5.4 years	5.6 years
Weighted Average Discount Rate
Operating leases	3.9%	3.4%

Maturities of operating lease liabilities as of June 30, 2024 were as follows:

Period Ending June 30, 2024	Operating Leases
2024	$57.6
2025	101.9
2026	79.7
2027	59.2
2028	46.2
2029	33.9
Thereafter	60.0
Total future undiscounted lease payments	438.5
Less imputed interest	(45.7)
Total operating lease liabilities	$392.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from services:
Americas:
United States (a)	$697.0	$709.1	$1,377.4	$1,450.7
Other Americas	367.4	389.6	723.4	778.2
	1,064.4	1,098.7	2,100.8	2,228.9
Southern Europe:
France	1,184.9	1,278.2	2,304.2	2,447.5
Italy	434.9	457.8	839.2	880.0
Other Southern Europe	478.2	490.9	935.9	967.3
	2,098.0	2,226.9	4,079.3	4,294.8

Northern Europe	837.3	952.5	1,707.6	1,920.1
APME	541.4	599.4	1,076.5	1,205.3
	4,541.1	4,877.5	8,964.2	9,649.1
Intercompany Eliminations	(20.4)	(21.4)	(40.2)	(40.7)
Consolidated (b)	$4,520.7	$4,856.1	$8,924.0	$9,608.4

Operating unit profit: (c)
Americas:
United States	$27.4	$23.1	$39.4	$53.1
Other Americas	17.7	20.1	31.8	38.7
	45.1	43.2	71.2	91.8
Southern Europe:
France	40.3	49.5	73.4	94.4
Italy	34.0	36.3	61.4	67.0
Other Southern Europe	8.9	6.8	18.3	21.1
	83.2	92.6	153.1	182.5

Northern Europe	(2.4)	(9.7)	(2.4)	(4.7)
APME	25.0	25.7	44.9	46.8
	150.9	151.8	266.8	316.4
Corporate expenses	(41.7)	(35.5)	(83.4)	(73.4)
Intangible asset amortization expense	(8.1)	(8.7)	(16.4)	(17.5)
Operating profit	101.1	107.6	167.0	225.5
Interest and other expenses, net	(8.7)	(11.8)	(17.1)	(19.3)
Earnings before income taxes	$92.4	$95.8	$149.9	$206.2
(a)
In the United States, revenues from services included fees received from the related franchise offices of $3.2 and $2.6 for the three months ended June 30, 2024 and 2023, respectively, and $5.6 and $5.8 for the six months ended June 30, 2024 and 2023, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $99.8 and $100.8 for the three months ended June 30, 2024 and 2023, respectively, and $187.2 and $200.1 for the six months ended June 30, 2024 and 2023, respectively.
(b)
Our consolidated revenues from services include fees received from our franchise offices of $4.0 and $3.3 for the three months ended June 30, 2024 and 2023, respectively, and $7.3 and $7.2 for the six months ended June 30, 2024 and 2023, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $287.7 and $250.6 for the three months ended June 30, 2024 and 2023, respectively, and $564.9 and $500.8 for the six months ended June 30, 2024 and 2023, respectively.
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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the financial measures section on page 34 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

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

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of decreased demand, as we experienced in the second quarter of 2024, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues. By contrast, during periods of increased demand, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

In the second quarter of 2024, we continued to observe decreased demand for staffing services and permanent recruitment services primarily due to increased economic uncertainty, and we expect this trend to continue. The economic uncertainty is particularly high in Europe and the United States, driven by elevated inflation and higher interest rates. As a result of these factors, we expect the business environment will continue to be challenging for us in future periods, especially in the United States and Europe, with many companies delaying hiring decisions or reducing their demand for contingent labor. The current economic uncertainty is exacerbated by increasing geopolitical tensions, which could further negatively impact our operations in future periods.

During the second quarter of 2024, the United States dollar was generally stable, on average, relative to the currencies in most of our markets, and overall had a slight unfavorable impact on our reported results. The changes in the foreign currency exchange rates had a -3.4% unfavorable impact on revenues from services and an approximately $0.05 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same local currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the second quarter of 2024 compared to the second quarter of 2023, we experienced a -3.1% revenue decrease in the Americas, primarily driven by the unfavorable impact of currency exchange rates and decreased demand for our permanent recruitment services, partially offset by increased demand for our Manpower staffing services. During the second quarter of 2024 compared to the second quarter of 2023, we experienced a -5.8% revenue decrease in Southern Europe, primarily due to decreased demand for our Manpower staffing services, the unfavorable impact of currency exchange rates and decreased demand for our permanent recruitment services. During the second quarter of 2024 compared to the second quarter of 2023, we experienced a -12.1% revenue decrease in Northern Europe, primarily due to a decreased demand for our Manpower and Experis staffing/interim services, decreased demand for our Experis Solutions services, and decreased demand for our permanent recruitment services. We experienced a -9.7% revenue decrease in APME in the second quarter of 2024 compared to the second quarter of 2023 primarily due to the unfavorable impact of currency exchange rates and decreased demand for our permanent recruitment services.

From a brand perspective, we experienced revenue decreases in Manpower, Experis and Talent Solutions in the second quarter of 2024 compared to the second quarter of 2023. In our Manpower brand, the revenue decrease was primarily due to decreased demand for staffing services and our permanent recruitment services. The revenue decrease in our Experis brand was primarily due to decreased demand for interim services, our Experis Solutions services and our permanent recruitment services. On an overall basis, the revenue decrease in our Talent Solutions brand, which includes RPO, MSP and our Right Management offerings, was primarily due to decreased demand for our RPO permanent recruitment offerings. This revenue decrease in Talent Solutions was partially offset by an increase in demand for our Right Management outplacement services and our MSP business.

In the second quarter of 2024, our gross profit margin decreased 40 basis points compared to the second quarter of 2023, primarily due to declines in our higher-margin permanent recruitment businesses, partially offset by growth in our higher-margin Talent Solutions outplacement business and our MSP businesses.

Our operating profit decreased -6.1% in the second quarter of 2024 while our operating profit margin remained the same compared to the second quarter of 2023. Excluding the loss of $2.9 million in operating profit due to operational losses from our Proservia business in Germany in the second quarter of 2024 that we are exiting and restructuring costs of $14.5 million incurred in the second quarter of 2023, our operating profit decreased -14.8%. Operating profit margin decreased 20 basis points compared to the second quarter of 2023. The operating profit margin decreased primarily due to a decrease in gross profit margin, as noted above.

Operating Results - Three Months Ended June 30, 2024 and 2023

The following table presents selected consolidated financial data for the three months ended June 30, 2024 as compared to 2023.

(in millions, except per share data)	2024	2023	Variance	Constant Currency Variance
Revenues from services	$4,520.7	$4,856.1	(6.9)%	(3.5)%
Cost of services	3,734.8	3,993.8	(6.5)%	(3.0)%
Gross profit	785.9	862.3	(8.9)%	(5.7)%
Gross profit margin	17.4%	17.8%
Selling and administrative expenses	684.8	754.7	(9.3)%	(6.5)%
Operating profit	101.1	107.6	(6.1)%	(0.1)%
Operating profit margin	2.2%	2.2%
Interest and other expenses, net	8.7	11.8	(26.3)%
Earnings before income taxes	92.4	95.8	(3.6)%	2.8%
Provision for income taxes	32.3	30.6	5.6%
Effective income tax rate	34.9%	31.9%
Net earnings	$60.1	$65.2	(7.8)%	(1.8)%
Net earnings per share – diluted	$1.24	$1.29	(3.6)%	2.8%
Weighted average shares – diluted	48.4	50.7	(4.4)%

The year-over-year decrease in revenues from services of -6.9% (-3.5% in constant currency and -3.3% in organic constant currency) was attributed to:

•
a revenue decrease in the Americas of -3.1% (increase of 5.0% in constant currency) primarily driven by the $88.8 million unfavorable impact of currency exchange rates and a $3.6 million decrease in demand for our permanent recruitment services, partially offset by increased demand of $61.9 million for our Manpower staffing services. The United States, our largest market in the Americas, experienced a revenue decrease of -1.7% primarily driven by a $5.3 million decrease in demand for our permanent recruitment services and a $3.9 million decrease in demand for our Manpower and Experis staffing/interim services;
•
a revenue decrease in Southern Europe of -5.8% (decrease of -4.4% in constant currency) primarily driven by a $90.3 million decrease in demand for our Manpower staffing services, the $31.8 million unfavorable impact of currency exchange rates and a $6.8 million decrease in demand for our permanent recruitment services, partially offset by a $4.7 million increase in demand for our Talent Solutions outplacement services. France, the largest market in Southern Europe, experienced a revenue decrease of -7.3% (-6.2% in constant currency) primarily driven by an $80.5 million decrease in demand for our Manpower staffing services and the $13.9 million unfavorable impact of currency exchange rates, partially offset by a $4.6 million increase in demand for our Talent Solutions outplacement services. Italy, our second-largest market in Southern Europe, experienced a revenue decrease of -5.0% (-3.9% in constant currency) primarily driven by an $18.6 million decrease in our Manpower staffing services and the $4.9 million unfavorable impact of currency exchange rates, partially offset by a $3.0 million increase in demand for our Manpower solutions services;
•
a revenue decrease in Northern Europe of -12.1% (-12.0% in constant currency) primarily driven by a $92.5 million decrease in demand for our Manpower and Experis staffing/interim services, a $20.9 million decrease in demand for our Experis solutions services and a $7.8 million decrease in our permanent recruitment services. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $37.7 million, the Nordics of $42.6 million, Germany of $24.8 million, the Netherlands of $2.4 million and Belgium of $4.0 million, which represented revenue decreases of -11.5%, -20.2%, -17.6%, -2.5% and -4.9%, respectively (-12.2%, -19.4%, -16.6%, -1.3% and -3.8%, respectively, in constant currency); and

•
a revenue decrease in APME of -9.7% (-2.0% in constant currency and 0.7% in organic constant currency) primarily driven by the $46.3 million unfavorable impact of currency exchange rates and a $20.4 million decrease in demand for our permanent recruitment services, partially offset by a $17.4 million increase in demand for our Manpower staffing services.

The year-over-year 40 basis point decrease in gross profit margin was primarily attributed to:

•
a 50 basis point unfavorable impact from decreases to permanent recruitment, including Talent Solutions RPO, as permanent hiring demand continued to soften and experienced reduced levels; and
•
a 10 basis point unfavorable impact from the decrease in staffing/interim margins due to mix shifts and lower volumes while pricing remained stable; partially offset by
•
a 10 basis point favorable impact from increased career transition activity in Right Management as outplacement activity increased; and
•
a 10 basis point favorable impact due to the effects of currency exchange rates.

The -9.3% decrease in selling and administrative expenses in the second quarter of 2024 (-6.5% in constant currency and -6.4% in organic constant currency) was primarily attributed to:

•
a $22.4 million, or -7.2% decrease (-4.5% in constant currency) in personnel costs primarily due to a $14.2 million decrease in salary costs as we saw the effects of restructuring actions taken in 2023;
•
a $20.4 million, or -2.8% decrease due to the impact of changes in currency exchange rates;
•
the non-recurrence of restructuring costs in the second quarter of 2024 compared to $14.5 million incurred in the second quarter of 2023; and
•
a $13.3 million, or -8.7% decrease (-5.8% in constant currency) in non-personnel costs, primarily due to a $6.4 million decrease in office lease and other office costs, a $5.5 million decrease in consulting and outside services costs associated with our technology and back-office transformation initiatives and a $1.4 million decrease in advertising and promotional expenses.

Selling and administrative expenses as a percent of revenues decreased 40 basis points in the second quarter of 2024 compared to the second quarter of 2023 due primarily to:

•
a 30 basis point favorable impact as a result of the restructuring costs incurred in the second quarter of 2023;
•
a 10 basis point favorable impact as personnel costs decreased as a percent of revenues, primarily due to percent of revenue decreases in salaries, bonuses and sales commissions as we saw the effects of restructuring actions taken in 2023; and
•
a 10 basis point favorable impact as non-personnel costs decreased as a percent of revenues, primarily due to percent of revenue decreases in office leases and consulting and outside services; partially offset by
•
a 10 basis point unfavorable impact from changes in currency exchange rates.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $13.4 million in the second quarter of 2024 compared to $11.6 million in the second quarter of 2023 primarily due to increased revolver and other short term borrowings at a higher interest rate during the period. Foreign exchange loss, net was $1.8 million in the second quarter of 2024 compared to $5.1 million in the second quarter of 2023 primarily due to a reduction in foreign currency exchange losses year over year. Miscellaneous income, net was $6.5 million in the second quarter of 2024 compared to $4.9 million in the second quarter of 2023.

We recorded income tax expense at an effective rate of 34.9% for the three months ended June 30, 2024, as compared to an effective rate of 31.9% for the three months ended June 30, 2023. The 2024 rate was unfavorably impacted by the lower level and overall mix of earnings and partially offset by the scheduled reduction in the French business tax rate from 0.38% to 0.28% effective January 1, 2024. The 34.9% effective tax rate for the second quarter of 2024 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

Net earnings per share - diluted was $1.24 in the second quarter of 2024 compared to $1.29 in the second quarter of 2023. Losses related to our Proservia Germany wind down in the second quarter of 2024 unfavorably impacted net earnings per share - diluted by approximately $0.06, net of tax, in the second quarter of 2024.

Weighted average shares - diluted decreased to 48.4 million in the second quarter of 2024 from 50.7 million in the second quarter of 2023. This decrease was due to the impact of share repurchases completed since the second quarter of 2023, partially offset by grants of share-based awards.

Operating Results - Six Months Ended June 30, 2024 and 2023

The following table presents selected consolidated financial data for the six months ended June 30, 2024 as compared to 2023.

(in millions, except per share data)	2024	2023	Variance	Constant Currency Variance
Revenues from services	$8,924.0	$9,608.4	(7.1)%	(4.5)%
Cost of services	7,374.4	7,883.0	(6.5)%	(3.7)%
Gross profit	1,549.6	1,725.4	(10.2)%	(7.9)%
Gross profit margin	17.4%	18.0%
Selling and administrative expenses	1,382.6	1,499.9	(7.8)%	(5.8)%
Operating profit	167.0	225.5	(25.9)%	(21.9)%
Operating profit margin	1.9%	2.3%
Interest and other expenses, net	17.1	19.3	(11.4)%
Earnings before income taxes	149.9	206.2	(27.3)%	(23.0)%
Provision for income taxes	50.1	63.2	(20.7)%
Effective income tax rate	33.4%	30.6%
Net earnings	$99.8	$143.0	(30.2)%	(26.0)%
Net earnings per share – diluted	$2.05	$2.80	(26.8)%	(22.5)%
Weighted average shares – diluted	48.7	51.0	(4.6)%

The year-over-year decrease in revenues from services of -7.1% (-4.5% in constant currency and -4.3% in organic constant currency) was attributed to:

•
a revenue decrease in the Americas of -5.7% (increase of 1.9% in constant currency) primarily driven by the $170.1 million unfavorable impact of currency exchange rates and a $9.9 million decrease in demand for our permanent recruitment services, partially offset by increased demand of $34.8 million for our Manpower and Experis staffing/interim services and a $9.6 million increase in demand for our Manpower solutions services. The United States, our largest market in the Americas, experienced a revenue decrease of -5.1% primarily driven by a $58.3 million decrease in demand for our Manpower and

Experis staffing/interim services and a $12.5 million decrease in demand for our permanent recruitment services, partially offset by a $4.6 million increase in demand for our Talent Solutions outplacement services;
•
a revenue decrease in Southern Europe of -5.0% (-4.6% in constant currency) primarily driven by a $185.0 million decrease in demand for our Manpower and Experis staffing/interim services, the $17.1 million unfavorable impact of currency exchange rates, a $12.0 million decrease in demand for our permanent recruitment services and a $9.7 million decrease in demand for our Manpower and Experis solutions services, partially offset by a $7.1 million increase in demand for our Talent Solutions outplacement services. France, the largest market in Southern Europe, experienced a revenue decrease of -5.9% (-5.8% in constant currency) primarily driven by a $140.4 million decrease in demand for our Manpower staffing services and a $4.2 million decrease in demand for our permanent recruitment services, partially offset by a $6.5 million increase in demand for our Talent Solutions outplacement services. Italy, our second-largest market in Southern Europe, experienced a revenue decrease of -4.6% (-4.6% in constant currency) primarily driven by a $40.6 million decrease in our Manpower staffing services and a $3.6 million decrease in demand for our permanent recruitment services, partially offset by a $2.6 million increase in demand for our Manpower solutions services;
•
a revenue decrease in Northern Europe of -11.1% (-12.1% in constant currency) primarily driven by a $182.5 million decrease in demand for our Manpower and Experis staffing/interim services, a $39.2 million decrease in demand for our Experis solutions services and an $18.4 million decrease in our permanent recruitment services, partially offset by the $19.6 million favorable impact of currency exchange rates and a $7.7 million increase in demand for our Talent Solutions outplacement and MSP services. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $72.9 million, the Nordics of $101.8 million, Germany of $33.3 million, the Netherlands of $5.7 million and Belgium of $0.6 million, which represented revenue decreases of -10.9%, -23.2%, -11.8%, -2.9 and -0.4%, respectively (-13.2%, -22.5%, -11.8%, -2.9% and -0.4%, respectively, in constant currency); and
•
a revenue decrease in APME of -10.7% (-3.4% in constant currency and -2.2% in organic constant currency) primarily driven by the $87.9 million unfavorable impact of currency exchange rates, a $45.8 million decrease in demand for our permanent recruitment services and a $10.4 million decrease in demand for our Experis solutions services, partially offset by a $19.3 million increase in demand for our Manpower and Experis staffing/interim services.

The year-over-year 60 basis point decrease in gross profit margin was primarily attributed to:

•
a 60 basis point unfavorable impact from decreases to permanent recruitment, including Talent Solutions RPO, as permanent hiring demand continued to soften and experienced reduced levels; and
•
a 20 basis point unfavorable impact from the decrease in staffing/interim margins due to mix shifts and lower volumes while pricing remained stable; partially offset by
•
a 20 basis point favorable impact from increased career transition activity in Right Management as outplacement activity increased.

The -7.8% decrease in selling and administrative expenses in the first half of 2024 (-5.8% in constant currency and -5.7% in organic constant currency) was primarily attributed to:

•
a $50.8 million, or -6.9% decrease (-5.0% in constant currency) in personnel costs primarily due to a $37.7 million decrease in salary costs as we saw the effects of restructuring actions taken in 2023;
•
a $29.8 million, or -2.0% decrease due to the impact of changes in currency exchange rates;
•
the non-recurrence of restructuring costs in the first half of 2024 compared to $21.1 million incurred in the first half of 2023; and
•
a $16.4 million, or -6.0% decrease (-3.7% in constant currency) in non-personnel costs, primarily due to a $9.4 million decrease in office lease and other office costs and an $8.0 million decrease in consulting and outside services costs associated with our technology and back-office transformation initiatives.

Selling and administrative expenses as a percent of revenues decreased 10 basis points in the first half 2024 compared to the first half of 2023 due primarily to:

•
a 20 basis point favorable impact as a result of restructuring costs incurred in the first half of 2023 that did not recur in the first half of 2024; and
•
a 10 basis point favorable impact as personnel costs as a percent of revenue decreased, primarily due to a percent of revenue decrease in salaries as we saw the effects of restructuring actions taken in 2023; partially offset by
•
a 10 basis point unfavorable impact as non-personnel costs as a percent of revenues increased, primarily due to percent of revenue decreases in office leases and consulting and outside services; and
•
a 10 basis point unfavorable impact from changes in currency exchange rates.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $25.7 million in the first half of 2024 compared to $22.2 million in the first half of 2023 primarily due to increased revolver and other short-term borrowings at a higher interest rate during the period. Foreign exchange loss, net was $4.2 million in the first half of 2024 compared to $8.2 million in the first half of 2023 primarily due to a reduction in foreign currency exchange losses year over year. Miscellaneous income, net was $12.8 million in the first half of 2024 compared to $11.1 million in the first half of 2023.

We recorded income tax expense at an effective rate of 33.4% for the six months ended June 30, 2024, as compared to an effective rate of 30.6% for the six months ended June 30, 2023. The 2024 rate was unfavorably impacted by the lower level and overall mix of earnings and partially offset by the scheduled reduction in the French business tax rate from 0.38% to 0.28% effective January 1, 2024. The 33.4% effective tax rate for the first half of 2024 was higher than the United States Federal statutory rate of 21% primarily due to the French business tax, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, and the overall mix of earnings.

Net earnings per share - diluted was $2.05 in the first half of 2024 compared to $2.80 in the first half of 2023. Losses related to our Proservia Germany wind down in the first half of 2024 unfavorably impacted net earnings per share - diluted by approximately $0.19, net of tax, in the first half of 2024.

Weighted average shares - diluted decreased to 48.7 million in the first half of 2024 from 51.0 million in the first half of 2023. This decrease was due to the impact of share repurchases completed since the first half of 2023, partially offset by grants of share-based awards.

Segment Operating Results

Americas

In the Americas, revenues from services decreased -3.1% (increase of 5.0% in constant currency) in the second quarter of 2024 compared to the second quarter of 2023. In the United States (which represents 65% of the Americas' revenues), revenues from services decreased -1.7% in the second quarter of 2024 compared to the second quarter of 2023, primarily driven by a $5.3 million decrease in demand for our permanent recruitment services and a $3.9 million decrease in demand for our Manpower and Experis staffing/interim services. In Other Americas, revenues from services decreased -5.7% (increase of 17.1% in constant currency) in the second quarter of 2024 compared to the second quarter of 2023, primarily driven by the $88.8 million unfavorable impact of foreign currency exchange rates, partially offset by a $56.3 million increase in demand for our Manpower and Experis staffing/interim services. The constant currency increase in Other Americas was primarily due to inflation in Argentina. Within our Other Americas segment, we experienced decreases in Argentina and Canada of $19.6 million, or -39.2%, and $9.1 million, or -10.2%, respectively (+132.5% and -8.5%, respectively, in constant currency), partially offset by a revenue increase in Mexico of $6.4 million, or 10.9% (8.1% in constant currency).

In the Americas, revenues from services decreased -5.7% (increase of 1.9% in constant currency) in the first half of 2024 compared to the first half of 2023. In the United States, revenues from services decreased -5.1% in the first half of 2024 compared to the first half of 2023, primarily driven by a $58.3 million decrease in demand for our Manpower and Experis staffing/interim services and a $12.5 million decrease in demand for our permanent recruitment services, partially offset by a $4.6 million increase in demand for our Talent Solutions outplacement services. In Other Americas, revenues from services decreased -7.0% (increase of 14.8% in constant currency) in the first half of 2024 compared to the first half of 2023, primarily driven by the $170.1 million unfavorable impact of foreign currency exchange rates, partially offset by a $98.8 million increase in demand for our Manpower and Experis staffing/interim services. The constant currency increase in Other Americas was primarily due to inflation in Argentina. Within our Other Americas segment, we experienced decreases in Argentina and Canada of $38.4 million, or -39.9%, and $29.1 million, or -15.6%, respectively (+144.4% and -14.9%, respectively, in constant currency), partially offset by a revenue increase in Mexico of $17.6 million, or 15.5% (8.9% in constant currency).

Gross profit margin decreased 60 basis points in the second quarter of 2024 compared to the second quarter of 2023 primarily due to decreased margins in our staffing and interim services, particularly within Experis, which contributed 50 basis points to the decrease, decreased activity in our permanent recruitment business which contributed 50 basis points to the decrease and decreased margins in our Talent Solutions outplacement business which contributed 10 basis points to the decrease. These contributions were partially offset by the favorable impact of currency exchange rates, which had a 50 basis point offsetting impact.

Gross profit margin decreased 70 basis points in the first half of 2024 compared to the first half of 2023 primarily due to decreased margins in our staffing and interim services, particularly within Experis, which contributed 80 basis points to the decrease, and decreased activity in our permanent recruitment business which contributed 50 basis points to the decrease. These contributions were partially offset by increased demand in our higher-margin Right Management outplacement business, which had a 10 basis point offsetting impact and the favorable impact of currency exchange rates, which had a 50 basis point offsetting impact.

Selling and administrative expenses decreased -7.6% (-2.3% in constant currency) in the second quarter of 2024 compared to the second quarter of 2023, primarily driven by the $11.5 million favorable impact of currency exchange rates and a $2.8 million decrease in consulting and outside services costs associated with our technology and back-office transformation initiatives.

Selling and administrative expenses decreased -5.4% (-0.5% in constant currency) in the first half of 2024 compared to the first half of 2023, primarily driven by the $21.2 million favorable impact of currency exchange rates and a $1.7 million decrease in salaries from a reduction in headcount.

Operating Unit Profit (“OUP”) increased 4.4% (10.9% in constant currency), in the second quarter of 2024, which represents a 4.2% OUP margin, an increase from 3.9% in the second quarter of 2023. This increase was primarily due to increased profitability in our United States business of $4.3 million, which experienced decreases to selling and administrative expenses, partially offset by decreases in higher-margin permanent recruitment revenues, as noted above. In the United States, OUP margin increased to 3.9% in the second quarter of 2024 from 3.3% in the second quarter of 2023 primarily due to a decrease in our selling and administrative expenses as a percent of revenue, partially offset by decreased activity in our higher-margin permanent recruitment business, as noted above. Other Americas OUP margin decreased to 4.8% in the second quarter of 2024 from 5.2% in the second quarter of 2023 primarily due to an increase in our selling and administrative expenses as a percent of revenue, partially offset by an increase in our gross profit margin as we saw a change in business mix towards higher margin Manpower staffing work.

OUP decreased -22.5% (-17.6% in constant currency), in the first half of 2024, which represents a 3.4% OUP margin, a decrease from 4.1% in the first half of 2023. This decrease was primarily due to decreased profitability in our United States business of $13.8 million, which experienced decreased activity in our higher-margin permanent recruitment business, as noted above, partially offset by decreases to selling and administrative expenses. In the United States, OUP margin decreased to 2.9% in the first half of 2024 from 3.7% in the first half of 2023 primarily due to decreased activity in our higher-margin permanent recruitment and Manpower staffing businesses, as noted above, partially offset by a decrease in our selling and administrative expenses as a percent of revenue. Other Americas OUP margin decreased to 4.4% in the first half of 2024 from 5.0% in the first half of 2023 primarily due to an increase in our selling and administrative expenses as a percent of revenue.

Southern Europe

In Southern Europe, revenues from services decreased -5.8% ( -4.4% in constant currency) in the second quarter of 2024 compared to the second quarter of 2023. In France (which represents 56% of Southern Europe’s revenues), revenues from services decreased -7.3% (-6.2% in constant currency) in the second quarter of 2024 compared to the second quarter of 2023, primarily driven by an $80.5 million decrease in demand for our Manpower staffing services and the $13.9 million unfavorable impact of currency exchange rates, partially offset by a $4.6 million increase in demand for our Talent Solutions outplacement services. In Italy (which represents 21% of Southern Europe’s revenues), revenues from services decreased -5.0% (-3.9% in constant currency) in the second quarter of 2024 compared to the second quarter of 2023, primarily driven by an $18.6 million decrease in our Manpower staffing services and the $4.9 million unfavorable impact of currency exchange rates, partially offset by a $3.0 million increase in demand for our Manpower solutions services. In Other Southern Europe, revenues from services decreased -2.6% (0.0% in constant currency) in the second quarter of 2024 compared to the second quarter of 2023, primarily due to the $13.0 million unfavorable impact of currency exchange rates, partially offset by a $4.4 million increase in demand for our Manpower and Experis staffing/interim services. Within our Other Southern Europe segment, we experienced a revenue decrease in Switzerland of $14.8 million, or -11.8% (-11.3% in constant currency), partially offset by a revenue increase in Spain of $1.6 million, or 1.3% (2.5% in constant currency).

In Southern Europe, revenues from services decreased -5.0% (-4.6% in constant currency) in the first half of 2024 compared to the first half of 2023. In France, revenues from services decreased -5.9% (-5.8% in constant currency) in the first half of 2024 compared to the first half of 2023, primarily driven by a $140.4 million decrease in demand for our Manpower staffing services and a $4.2 million decrease in demand for our permanent recruitment services, partially offset by a $6.5 million increase in demand for our Talent Solutions outplacement services. In Italy, revenues from services decreased -4.6% (-4.6% in constant currency) in the first half of 2024 compared to the first half of 2023, primarily driven by a $40.6 million decrease in our Manpower staffing services and a $3.6 million decrease in demand for our permanent recruitment services, partially offset by a $2.6 million increase in demand for our Manpower solutions services. In Other Southern Europe, revenues from services decreased -3.3% (-1.6% in constant currency) during the first half of 2024 compared to the first half of 2023, primarily driven by the $15.8 million unfavorable impact of currency exchange rates and a $11.4 million decrease in demand for our Experis solutions services. Within our Other Southern Europe segment, we experienced revenue decreases in Spain and Switzerland of $6.6 million, or -2.8% and $23.6 million, or -9.8%, respectively (-2.7% and -11.9%, respectively, in constant currency).

Gross profit margin decreased 30 basis points in the second quarter of 2024 compared to the second quarter of 2023. The decrease was primarily due to decreased activity in our higher margin Manpower staffing services, which contributed 20 basis points to the decrease and decreased activity in our permanent recruitment services, which contributed 20 basis points to the decrease. These contributions were partially offset by increased demand in our higher-margin Right Management outplacement business which had a 10 basis point offsetting impact.

Gross profit margin decreased 50 basis points in the first half 2024 compared to the first half 2023. The decrease was primarily due to decreased activity in our higher margin Manpower staffing services, which contributed 30 basis points to the decrease, decreased activity in our permanent recruitment services which contributed 20 basis points to the decrease and decreased activity in our Experis solutions services which contributed 10 basis points to the decrease. These contributions were partially offset by increased demand in our higher-margin Right Management outplacement business which had a 10 basis point offsetting impact.

Selling and administrative expenses decreased -6.6% (-5.2% in constant currency) during the second quarter of 2024 compared to the second quarter of 2023, primarily due to the non-recurrence of $6.0 million in restructuring costs, the $3.3 million favorable impact of currency exchange rates, and a $2.4 million decrease in salary-related costs.

Selling and administrative expenses decreased -4.5% (-4.2% in constant currency) during the first half of 2024 compared to the first half of 2023, primarily due to the non-recurrence of $6.4 million in restructuring costs, a $6.0 million decrease in salary-related costs, a $2.3 million decrease in consulting and outside services, and a $1.8 million decrease in bonuses and sales commissions.

OUP decreased -10.3% (-9.0% in constant currency), in the second quarter of 2024, which represents a 4.0% OUP margin, a decrease from 4.2% in the second quarter of 2023. This OUP decrease was primarily due to decreased profitability in the France reporting unit of $9.2 million. In France, the OUP margin decreased to 3.4% for the second quarter of 2024 compared to 3.9% for the second quarter of 2023, primarily driven by increases to selling and administrative expenses as a percent of revenue. In Italy, the OUP margin decreased to 7.8% for the second quarter of 2024 from 7.9% for the second quarter of 2023 primarily due to an increase in our selling and administrative expenses as a percent of revenue, partially offset by an increase in gross profit margin. In Other Southern Europe, the OUP margin increased to 1.9% for the second quarter of 2024 from 1.4% for the second quarter of 2023 primarily due to a decrease in our selling and administrative expenses as a percent of revenue, partially offset by decrease to our gross profit margin as we saw decreased activity in higher-margin Manpower staffing services, as noted above.

OUP decreased -16.1% (-15.7% in constant currency) in the first half of 2024, which represents a 3.8% OUP margin, a decrease from 4.2% in the first half of 2023. This OUP decrease was primarily due to decreased profitability in the France reporting unit of $21.0 million. In France, the OUP margin decreased to 3.2% for the first half of 2024 compared to 3.9% for the first half of 2023 primarily driven by an increase in selling and administrative expenses as a percent of revenue and a decrease in overall gross profit margin as we saw decreases in our higher-margin permanent recruitment business. In Italy, the OUP margin decreased to 7.3% for the first half of 2024 from 7.6% for the first half of 2023 primarily driven by an increase selling and administrative expenses as a percent of revenue, partially offset by an increase in gross profit margin. In Other Southern Europe, the OUP margin decreased to 2.0% for the first half of 2024 from 2.2% for the first half of 2023 primarily due to a decrease in gross profit margin as we saw decreased activity in higher-margin business solutions services, as noted above, partially offset by a decrease in selling and administrative expenses as a percent of revenue.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 35%, 20%, 14%, 11% and 9%, respectively, of Northern Europe’s revenues). In the Northern Europe region, revenues from services decreased -12.1% (-12.0% in constant currency) in the second quarter of 2024 compared to the second quarter of 2023. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $37.7 million, the Nordics of $42.6 million, Germany of $24.8 million, the Netherlands of $2.4 million and Belgium of $4.0 million, which represented revenue decreases of -11.5%, -20.2%, -17.6%, -2.5% and -4.9%, respectively (-12.2%, -19.4%, -16.6%, -1.3% and -3.8%, respectively, in constant currency). The revenue decrease in Northern Europe was primarily driven by a $92.5 million decrease in demand for our Manpower and Experis staffing/interim services, a $20.9 million decrease in demand for our Experis solutions services and a $7.8 million decrease in our permanent recruitment services.

In the Northern Europe region, revenues from services decreased -11.1% (-12.1% in constant currency) in the first half of 2024 compared to the first half of 2023. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of

$72.9 million, the Nordics of $101.8 million, Germany of $33.3 million, the Netherlands of $5.7 million and Belgium of $0.6 million, which represented revenue decreases of -10.9%, -23.2%, -11.8%, -2.9 and -0.4%, respectively (-13.2%, -22.5%, -11.8%, -2.9% and -0.4%, respectively, in constant currency). The revenue decrease in Northern Europe was primarily driven by a $182.5 million decrease in demand for our Manpower and Experis staffing/interim services, a $39.2 million decrease in demand for our Experis solutions services and a $18.4 million decrease in our permanent recruitment services, partially offset by the $19.6 million favorable impact of currency exchange rates and a $7.7 million increase in demand for our Talent Solutions outplacement and MSP services.

Gross profit margin increased by 30 basis points in the second quarter of 2024 compared to the second quarter of 2023 primarily due to a shift in business mix towards our higher-margin Talent Solutions outplacement and MSP services, which contributed 60 basis points to the increase, partially offset by a decreased activity in our higher-margin permanent recruitment business, which had a 30 basis point offsetting impact.

Gross profit margin decreased by 20 basis points in the first half of 2024 compared to the first half of 2023 primarily due to decreased demand in our permanent recruitment business, particularly in Manpower and Experis, which contributed 40 basis points to the decrease, decreased demand in our Experis Solutions services, which contributed 30 basis points to the decrease, and decreases in our staffing/interim margins, which contributed 20 basis points to the decrease. These contributions were partially offset by a shift in business mix towards our higher-margin Talent Solutions outplacement and MSP services, which had a 60 basis point offsetting impact, and the favorable impact of currency exchange rates, which had a 10 basis point offsetting impact.

Selling and administrative expenses decreased -14.3% (-14.1% in constant currency) in the second quarter of 2024 compared to the second quarter of 2023. The decrease is primarily driven by a $14.9 million decrease in total personnel costs as we experience the impacts of significant restructuring action taken in 2023 and no restructuring costs incurred in the second quarter of 2024 compared to $7.7 million in second quarter of 2023.

Selling and administrative expenses decreased -12.9% (-13.7% in constant currency) in the first half of 2024 compared to the first half of 2023. The decrease is primarily driven by a $30.4 million decrease in total personnel costs as we experience the impacts of significant restructuring actions taken in 2023 and no restructuring costs incurred in the first half of 2024 compared to $10.3 million in the first half of 2023.

OUP in Northern Europe increased 75.6% (73.1% in constant currency) in the second quarter of 2024, which represents a -0.3% OUP margin, an increase from -1.0% in the second quarter of 2023. This OUP increase was primarily driven by an increase in profitability of our bench model countries, notably the Nordics, Germany and the Netherlands which experienced increases of $4.2 million, $5.0 million and $1.4 million, respectively. The OUP increase was also driven by a decrease in selling and administrative expenses as we saw the effects of restructuring actions taken in the prior year period, as noted above.

OUP in Northern Europe increased 49.4% (35.0% in constant currency) in the first half of 2024, which represents a -0.1% OUP margin, an increase from -0.2% in the first half of 2023. This OUP increase was primarily driven by an increase in profitability of our bench model countries, notably Germany and the Netherlands which experienced increases of $9.8 million, and $2.4 million, respectively, partially offset by a decrease in profitability in the Nordics, which experienced an aggregate decrease of $4.3 million. The OUP increase was also driven by a decrease in selling and administrative expenses as we saw the effects of restructuring actions taken in the prior year period, as noted above.

APME

Revenues from services decreased -9.7% (-2.0% in constant currency and 0.7% in organic constant currency) in the second quarter of 2024 compared to the second quarter of 2023. In Japan (which represents 51% of APME’s revenues), revenues from services decreased -3.8% (increase of 9.2% in constant currency), primarily driven by the $37.4 million unfavorable impact of currency exchange rates, partially offset by a $26.3 million increase in demand for our Manpower and Experis staffing/interim services. In Australia (which represents 6% of APME’s revenues), revenues from services decreased -46.1% (-45.4% in constant currency), primarily driven by a $21.8 million decrease in our permanent recruitment business driven by the non-recurrence of a government contract from the prior year period and a $6.7 million decrease in demand for our Manpower and Experis staffing/interim services.

Revenues from services decreased -10.7% (-3.4% in constant currency and -2.2% in organic constant currency) in the first half of 2024 compared to the first half of 2023. In Japan, revenues from services decreased -4.5% (increase of 7.7% in constant currency), primarily driven by the $70.6 million unfavorable impact of currency exchange rates, partially offset by a $46.7 million increase in demand for our Manpower and Experis staffing/interim services. In Australia, revenues from services decreased -49.6% (-48.3% in constant currency), primarily driven by a $47.1 million decrease in our permanent recruitment business driven by the non-recurrence of a government contract from the prior year period and a $16.1 million decrease in demand for our Manpower and Experis staffing/interim services.

Gross profit margin decreased 160 basis points in 2024 compared to 2023 primarily due to decreased activity in our permanent recruitment business, particularly Talent Solutions RPO, which contributed 230 basis points to the decrease and decreased gross profit across training solutions services, which contributed 20 basis points to the decrease. These contributions were partially offset by improvement in our staffing/interim margins, which had a 90 basis point offsetting impact.

Gross profit margin decreased 160 basis points in 2024 compared to 2023 primarily due to decreased activity in our permanent recruitment business, particularly Talent Solutions RPO, which contributed 240 basis points to the decrease, a decrease in gross profit across training solutions services, which contributed 20 basis points to the decrease, and the unfavorable impact of currency exchange rates, which contributed 10 basis points to the decrease. These contributions were partially offset by improvement in our staffing/interim margins, which had a 90 basis point offsetting impact, and increased activity in our higher-margin Right Management outplacement services, which had a 20 basis point offsetting impact.

Selling and administrative expenses decreased -22.8% (-16.3% in constant currency) in the second quarter of 2024 compared to the second quarter of 2023. The decrease is primarily due to a $5.6 million decrease in salary related costs, the $5.2 million favorable impact of currency exchange rates and a $3.3 million decrease in consulting and outside services.

Selling and administrative expenses decreased -23.3% (-17.1% in constant currency) in the first half of 2024 compared to the first half of 2023. The decrease is primarily driven by a $11.9 million decrease in salary related costs from a reduction in headcount, the $9.9 million favorable impact of currency exchange rates, a $7.6 million decrease in office lease costs and other office related costs and a $5.6 million decrease in consulting and outside services costs.

OUP in APME decreased -2.0% (increases of 8.2% in constant currency and 9.0% in organic constant currency), in the second quarter of 2024, which represents a 4.6% OUP margin, in the second quarter of 2024, an increase from 4.3% in the second quarter of 2023. This OUP decrease was primarily driven by the impact of currency exchange rates, partially offset by a decrease in selling and administrative expenses, as noted above.

OUP in APME decreased -3.8% (increases of 6.0% in constant currency and 7.0% in organic constant currency), in the first half of 2024, which represents a 4.2% OUP margin, in the first half of 2024, an increase from 3.9% in the first half of 2023 This OUP decrease was primarily driven by the impact of currency exchange rates, partially offset by a decrease in selling and administrative expenses, as noted above.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended June 30, 2024 Compared to 2023
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$697.0	(1.7)%	—	(1.7)%	—	(1.7)%
Other Americas	367.4	(5.7)%	(22.8)%	17.1%	—	17.1%
	1,064.4	(3.1)%	(8.1)%	5.0%	—	5.0%
Southern Europe:
France	1,184.9	(7.3)%	(1.1)%	(6.2)%	—	(6.2)%
Italy	434.9	(5.0)%	(1.1)%	(3.9)%	—	(3.9)%
Other Southern Europe	478.2	(2.6)%	(2.6)%	0.0%	—	—
	2,098.0	(5.8)%	(1.4)%	(4.4)%	—	(4.4)%
Northern Europe	837.3	(12.1)%	(0.0)%	(12.0)%	—	(12.0)%
APME	541.4	(9.7)%	(7.7)%	(2.0)%	(2.7)%	0.7%
	4,541.1
Intercompany Eliminations	(20.4)
Consolidated	$4,520.7	(6.9)%	(3.4)%	(3.5)%	(0.2)%	(3.3)%
Gross Profit	$785.9	(8.9)%	(3.2)%	(5.7)%	(0.1)%	(5.6)%
Selling and Administrative Expenses	$684.8	(9.3)%	(2.8)%	(6.5)%	(0.1)%	(6.4)%
Operating Profit	$101.1	(6.1)%	(6.0)%	(0.1)%	—	(0.1)%
(a)
In millions for the three months ended June 30, 2024.

	Six Months Ended June 30, 2024 Compared to 2023
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,377.4	(5.1)%	—	(5.1)%	—	(5.1)%
Other Americas	723.4	(7.0)%	(21.8)%	14.8%	—	14.8%
	2,100.8	(5.7)%	(7.6)%	1.9%	—	1.9%
Southern Europe:
France	2,304.2	(5.9)%	(0.0)%	(5.8)%	—	(5.8)%
Italy	839.2	(4.6)%	(0.0)%	(4.6)%	—	(4.6)%
Other Southern Europe	935.9	(3.3)%	(1.6)%	(1.6)%	—	(1.6)%
	4,079.3	(5.0)%	(0.4)%	(4.6)%	—	(4.6)%
Northern Europe	1,707.6	(11.1)%	1.0%	(12.1)%	—	(12.1)%
APME	1,076.5	(10.7)%	(7.3)%	(3.4)%	(1.2)%	(2.2)%
	8,964.2
Intercompany Eliminations	(40.2)
Consolidated	$8,924.0	(7.1)%	(2.7)%	(4.5)%	(0.2)%	(4.3)%
Gross Profit	$1,549.6	(10.2)%	(2.3)%	(7.9)%	(0.1)%	(7.8)%
Selling and Administrative Expenses	$1,382.6	(7.8)%	(2.0)%	(5.8)%	(0.1)%	(5.7)%
Operating Profit	$167.0	(25.9)%	(4.0)%	(21.9)%	(0.1)%	(21.8)%
(a)
In millions for the six months ended June 30, 2024.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of June 30, 2024, we had $315.2 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

Cash used in operating activities was $21.9 million during the six months ended June 30, 2024, as compared to $31.2 million used during the six months ended June 30, 2023. Changes in operating assets and liabilities utilized $191.2 million of cash during the six months ended June 30, 2024 compared to $246.0 million utilized during the six months ended June 30, 2023. These changes were primarily attributable to the timing of collections and payments. Accounts receivable decreased to $4,595.7 million as of June 30, 2024 from $4,830.0 million as of December 31, 2023 primarily due to the revenue decline and the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by two days from December 31, 2023 to 56 days as of June 30, 2024.

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

Conversely, as the demand for our services declines, we generally experience a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. While this may result in an increase in our operating cash flows, longer payment terms and timing of payroll, tax and supplier-related payments significantly impact our cash position and cash flows each period. Any increase in operating cash flows from an economic slowdown would not be sustained in the event that a downturn continues for an extended period.

Capital expenditures were $23.7 million for the six months ended June 30, 2024 compared to $34.6 million for the six months ended June 30, 2023. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The lower expenditures in 2024 compared to 2023 are primarily due to the timing of the expenditures.

From time to time, we acquire and invest in companies throughout the world, including franchises. For the six months ended June 30, 2024, total cash consideration paid for acquisitions, net of cash acquired, was $2.8 million, which represents a contingent consideration payment related to a previous acquisition. No cash consideration was paid during the six months ended June 30, 2023.

Net borrowings were $124.7 million as compared to net debt repayments of $5.6 million in the six months ended June 30, 2024 and June 30, 2023, respectively.

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

Our $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 2.71 to 1 and a fixed charge coverage ratio of 3.14 to 1 as of June 30, 2024. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

As of June 30, 2024, we had borrowings of $76.0 million and letters of credit of $0.4 million issued under our $600.0 million revolving credit facility, as well as $45.0 million drawn under our uncommitted credit facility. Those borrowings were made in the second quarter to fund our working capital needs. Additional borrowings of $523.6 million were available to us under our $600.0 million revolving credit facility as of June 30, 2024.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet the working capital needs of our subsidiary operations. As of June 30, 2024, such uncommitted credit lines totaled $298.5 million, of which $281.1 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year. Due to these limitations, additional borrowings of $281.1 million could have been made under these lines as of June 30, 2024.

We have assessed our liquidity position as of June 30, 2024 and for the near future. As of June 30, 2024, our cash and cash equivalents balance was $468.9 million. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 million of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines to meet the working capital needs of our subsidiaries, of which $281.1 million was available to use as of June 30, 2024. Our €500.0 ($534.3) million notes mature in June 2026, and our €400.0 ($425.8) million notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

The Board of Directors declared a semi-annual dividend of $1.54 and $1.47 per share on May 3, 2024 and May 5, 2023, respectively. The 2024 dividends were paid on June 14, 2024 to shareholders of record as of June 3, 2024. The 2023 dividends were paid on June 15, 2023 to shareholders of record as of June 1, 2023.

In August 2023 and August 2021, the Board of Directors authorized the repurchase of 5.0 million shares and 4.0 million shares of our common stock, respectively. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the six months ended June 30, 2024, we repurchased a total of 1.0 million shares under the 2023 authorization at a cost of $77.0 million. During the six months ended June 30, 2023, we repurchased a total of 1.1 million shares under the 2021 authorization at a cost of $81.9 million, including 25,000 shares at a cost of $2.0 million that were repurchased but not yet settled. As of June 30, 2024, there were 3.6 million shares remaining authorized for repurchase under the 2023 authorization and no shares remaining authorized for repurchase under the 2021 authorization.

We had aggregate commitments of $2,263.7 million as of June 30, 2024 related to debt, operating leases, severance and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,320.5 million as of December 31, 2023.

We also have entered into guarantee contracts and stand-by letters of credit totaling $603.2 million and $745.7 million as of June 30, 2024 and December 31, 2023, respectively ($556.4 million and $696.9 million for guarantees as of June 30, 2024 and December 31, 2023, respectively, and $46.8 and $48.8 million for stand-by letters of credit, respectively). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit were $0.7 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, we did not record any restructuring costs. During the six months ended June 30, 2023, we recorded $21.1 million in restructuring costs. During the six months ended June 30, 2024, we made payments of $51.0 million out of our restructuring reserve, which is used for severance, office closures and consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $39.0 million reserve will be paid by the end of 2024.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the second quarter of 2024. As of June 30, 2024, there were 3.6 million shares remaining authorized for repurchase under the 2023 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1 - 30, 2024	342,648		$72.96	342,648	3,590,434
May 1 - 31, 2024	1,006	(1)	$—	—	3,590,434
June 1 - 30, 2024	28,700		$69.56	28,700	3,561,734
Total	372,354		$72.70	371,348	3,561,734

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

Trading Plans

During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

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

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: August 2, 2024

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Eric Rozek
Eric Rozek
Vice President and Global Controller (Principal Accounting Officer)