Form 10-Q
period 2024-09-30
ManpowerGroup Inc.
filed 2024-11-08
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

September 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at November 6, 2024
Common Stock, $.01 par value	46,936,363

ManpowerGroup Inc.

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$410.9	$581.3
Accounts receivable, less allowance for expected credit losses of $95.6 and $99.2, respectively	4,592.8	4,830.0
Prepaid expenses and other assets	178.9	160.8
Total current assets	5,182.6	5,572.1

Other Assets:
Goodwill	1,594.1	1,586.8
Intangible assets, less accumulated amortization of $533.0 and $507.2, respectively	498.1	519.6
Operating lease right-of-use assets	385.6	414.0
Other assets	691.1	607.8
Total other assets	3,168.9	3,128.2

Property and Equipment:
Land, buildings, leasehold improvements and equipment	539.5	526.5
Less: accumulated depreciation and amortization	412.7	396.6
Net property and equipment	126.8	129.9
Total assets	$8,478.3	$8,830.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2024	December 31, 2023
Current Liabilities:
Accounts payable	2,616.1	2,723.0
Employee compensation payable	235.3	243.1
Accrued liabilities	627.0	693.0
Accrued payroll taxes and insurance	618.4	695.8
Value added taxes payable	403.4	432.7
Short-term borrowings and current maturities of long-term debt	24.8	12.1
Total current liabilities	4,525.0	4,799.7

Other Liabilities:
Long-term debt	999.7	990.5
Long-term operating lease liability	299.0	323.2
Other long-term liabilities	476.9	482.7
Total other liabilities	1,775.6	1,796.4

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 118,847,958 and 118,387,641 shares, respectively	1.2	1.2
Capital in excess of par value	3,539.5	3,514.9
Retained earnings	3,862.1	3,813.0
Accumulated other comprehensive loss	(469.9)	(466.0)
Treasury stock at cost, 71,551,643 and 69,963,649 shares, respectively	(4,756.8)	(4,639.8)
Total ManpowerGroup shareholders’ equity	2,176.1	2,223.3
Noncontrolling interests	1.6	10.8
Total shareholders’ equity	2,177.7	2,234.1
Total liabilities and shareholders’ equity	$8,478.3	$8,830.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues from services	$4,530.2	$4,675.6	$13,454.2	$14,284.0
Cost of services	3,748.1	3,853.7	11,122.5	11,736.7
Gross profit	782.1	821.9	2,331.7	2,547.3
Selling and administrative expenses	711.3	752.1	2,093.9	2,252.0
Operating profit	70.8	69.8	237.8	295.3
Interest and other expenses, net	11.6	15.1	28.7	34.4
Earnings before income taxes	59.2	54.7	209.1	260.9
Provision for income taxes	36.4	24.4	86.5	87.6
Net earnings	$22.8	$30.3	$122.6	$173.3
Net earnings per share – basic	$0.48	$0.61	$2.56	$3.46
Net earnings per share – diluted	$0.47	$0.60	$2.53	$3.42
Weighted average shares – basic	47.6	49.5	47.9	50.1
Weighted average shares – diluted	48.1	50.1	48.5	50.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net earnings	$22.8	$30.3	$122.6	$173.3
Other comprehensive income (loss):
Foreign currency translation	84.3	(50.8)	5.8	7.2
Translation adjustments of long-term intercompany loans	(0.3)	(0.5)	(0.2)	(0.6)
Adjustments on derivative instruments, net of income taxes of $(14.5), $8.5, $(1.5) and $0.5, respectively	(52.8)	28.6	(7.5)	(27.9)
Unrealized adjustment on interest rate swap	(0.1)	(0.1)	(0.3)	(0.3)
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.0, $0.2, $0.3 and $0.2, respectively	(0.6)	(0.8)	(1.7)	(2.8)
Total other comprehensive income (loss)	30.5	(23.6)	(3.9)	(24.4)
Comprehensive income	$53.3	$6.7	$118.7	$148.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net earnings	$122.6	$173.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64.8	64.3
Loss on sales of subsidiaries, net	—	1.3
Deferred income taxes	2.0	12.3
Provision for expected credit losses	6.0	5.4
Share-based compensation	22.0	20.0
Changes in operating assets and liabilities:
Accounts receivable	237.8	460.2
Other assets	(108.7)	(51.3)
Other liabilities	(284.9)	(451.0)
Cash provided by operating activities	61.6	234.5

Cash Flows from Investing Activities:
Capital expenditures	(39.8)	(55.1)
Acquisition of businesses, net of cash acquired	(4.9)	—
Net proceeds from the sales of subsidiaries and property and equipment	2.8	2.6
Cash used in investing activities	(41.9)	(52.5)

Cash Flows from Financing Activities:
Net change in short-term borrowings	13.9	(13.7)
Proceeds from long-term debt	0.6	0.7
Repayments of long-term debt	(1.2)	(0.7)
Payments of contingent consideration for acquisitions	(2.8)	—
Proceeds from share-based awards	0.8	1.8
Payments to noncontrolling interests	(0.2)	(0.6)
Other share-based award transactions	(10.4)	(10.3)
Repurchases of common stock	(106.0)	(129.8)
Dividends paid	(73.5)	(73.1)
Cash used in financing activities	(178.8)	(225.7)

Effect of exchange rate changes on cash	(11.3)	(24.2)
Change in cash and cash equivalents	(170.4)	(67.9)

Cash and cash equivalents, beginning of period	581.3	639.0
Cash and cash equivalents, end of period	$410.9	$571.1

Supplemental Cash Flow Information:
Interest paid	$69.9	$63.2
Income taxes paid, net	$140.9	$141.7
Non-cash operating activity: Right-of-use assets obtained in exchange for new operating lease liabilities	$52.9	$107.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2023	118,387,641	$1.2	$3,514.9	$3,813.0	$(466.0)	$(4,639.8)	$10.8	$2,234.1
Net earnings				39.7				39.7
Other comprehensive loss					(29.5)			(29.5)
Issuances under equity plans	420,210					(10.3)		(10.3)
Share-based compensation expense			7.5					7.5
Repurchases of common stock, including excise tax						(50.3)		(50.3)
Noncontrolling interest transactions			(3.7)				0.2	(3.5)
Balance, March 31, 2024	118,807,851	$1.2	$3,518.7	$3,852.7	$(495.5)	$(4,700.4)	$11.0	$2,187.7
Net earnings				60.1				60.1
Other comprehensive loss					(4.9)			(4.9)
Issuances under equity plans	36,195		(0.1)			(0.1)		(0.2)
Share-based compensation expense			7.5					7.5
Dividends				(73.5)				(73.5)
Repurchases of common stock, including excise tax						(27.0)		(27.0)
Noncontrolling interest transactions			(1.8)				(2.0)	(3.8)
Balance, June 30, 2024	118,844,046	$1.2	$3,524.3	$3,839.3	$(500.4)	$(4,727.5)	$9.0	$2,145.9
Net earnings				22.8				22.8
Other comprehensive income					30.5			30.5
Issuances under equity plans	3,912		(0.2)					(0.2)
Share-based compensation expense			7.0					7.0
Repurchases of common stock, including excise tax						(29.3)		(29.3)
Noncontrolling interest transactions			8.4				(7.4)	1.0
Balance, September 30, 2024	118,847,958	$1.2	$3,539.5	$3,862.1	$(469.9)	$(4,756.8)	$1.6	$2,177.7

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2022	118,028,009	$1.2	$3,484.2	$3,868.5	$(458.7)	$(4,447.9)	$10.8	$2,458.1
Net earnings				77.8				77.8
Other comprehensive income					7.1			7.1
Issuances under equity plans	336,079		1.3			(9.9)		(8.6)
Share-based compensation expense			5.1					5.1
Repurchases of common stock, including excise tax						(30.3)		(30.3)
Noncontrolling interest transactions							0.2	0.2
Balance, March 31, 2023	118,364,088	$1.2	$3,490.6	$3,946.3	$(451.6)	$(4,488.1)	$11.0	$2,509.4
Net earnings				65.2				65.2
Other comprehensive loss					(7.9)			(7.9)
Issuances under equity plans	854		(0.2)			0.1		(0.1)
Share-based compensation expense			6.9					6.9
Dividends				(73.1)				(73.1)
Repurchases of common stock, including excise tax						(50.2)		(50.2)
Noncontrolling interest transactions							(0.4)	(0.4)
Balance, June 30, 2023	118,364,942	$1.2	$3,497.3	$3,938.4	$(459.5)	$(4,538.2)	$10.6	$2,449.8
Net earnings				30.3				30.3
Other comprehensive loss					(23.6)			(23.6)
Issuances under equity plans	13,472		(0.3)			(0.5)		(0.8)
Share-based compensation expense			8.0					8.0
Repurchases of common stock, including excise tax						(50.4)		(50.4)
Noncontrolling interest transactions								—
Balance, September 30, 2023	118,378,414	$1.2	$3,505.0	$3,968.7	$(483.1)	$(4,589.1)	$10.6	$2,413.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

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

A rollforward of our allowance for expected credit losses is shown below:

Nine Months Ended September 30, 2024
Balance, December 31, 2023	$99.2
Provision charged to earnings	6.0
Write-offs	(9.8)
Currency impact and other	0.2
Balance, September 30, 2024	$95.6

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

During the third quarter of 2024, we performed our annual impairment test of our goodwill and indefinite-lived intangible assets. The excess of fair value over carrying amount for our reporting units, which exceeded 15% or more of the respective carrying amounts, was sufficient to conclude that no impairment was indicated. While the excess of fair value over carrying amount exceeded 15% for our reporting units, we did see a lower level of excess cushion year over year in many of our North America and Europe reporting units. Given the current macroeconomic conditions in these regions, our assumptions on near-term expected future revenue growth rates and operating profit margins were lower than in the prior year assessment. Market conditions in North America and Europe continue to remain challenging given the economic uncertainty including the uncertainty surrounding the timing of an inflection point for improving market conditions. Management closely monitors the results of the reporting units and comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting units.

There could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

Subsequent Event

On November 1, 2024, the Company sold 100% of its shares of its subsidiary Manpower Korea, Inc. for consideration of $20.6 and simultaneously entered into a licensing agreement under which the new ownership will operate Manpower Korea under the Manpower brand. This transaction is part of our ongoing efforts to optimize our global strategic and geographic footprint and overall efficiency. Manpower Korea, Inc. which is part of our APME reporting segment, contributed $83.2 and $244.7 of revenues for the three and nine month periods ended September 30, 2024 within our Consolidated Statements of Operations.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to September 30, 2024, related to remaining performance obligations, which are not material.

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

Our deferred revenue was $44.0 as of September 30, 2024 and $31.9 as of December 31, 2023.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended September 30,
	2024					2023(a)
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$615.0	$2.8	$34.0	$45.6	$697.4	$651.2	$5.3	$33.7	$40.0	$730.2
Other Americas	328.0	13.5	9.5	2.1	353.1	355.1	11.5	12.0	2.5	381.1
	943.0	16.3	43.5	47.7	1,050.5	1,006.3	16.8	45.7	42.5	1,111.3
Southern Europe:
France	1,077.0	70.4	11.3	21.0	1,179.7	1,113.8	67.9	12.7	15.5	1,209.9
Italy	394.1	8.5	10.3	6.2	419.1	388.8	8.0	12.0	4.9	413.7
Other Southern Europe	402.2	74.5	12.2	7.9	496.8	390.4	73.5	14.5	6.7	485.1
	1,873.3	153.4	33.8	35.1	2,095.6	1,893.0	149.4	39.2	27.1	2,108.7
Northern Europe	709.4	58.3	28.7	31.9	828.3	773.8	78.4	36.5	25.5	914.2
APME	455.7	82.4	13.6	11.1	562.8	438.3	93.7	21.4	11.4	564.8
	3,981.4	310.4	119.6	125.8	4,537.2	4,111.4	338.3	142.8	106.5	4,699.0
Intercompany Eliminations					(7.0)					(23.4)
Total					$4,530.2					$4,675.6
(a)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

	Nine Months Ended September 30,
	2024					2023(a)
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$1,846.2	$8.6	$91.2	$128.8	$2,074.8	$1,940.6	$14.5	$103.4	$122.4	$2,180.9
Other Americas	997.9	37.1	33.6	7.9	1,076.5	1,082.9	34.1	35.5	6.8	1,159.3
	2,844.1	45.7	124.8	136.7	3,151.3	3,023.5	48.6	138.9	129.2	3,340.2
Southern Europe:
France	3,170.2	211.4	39.9	62.4	3,483.9	3,348.3	212.3	45.4	51.4	3,657.4
Italy	1,171.9	26.0	37.0	23.4	1,258.3	1,207.1	27.6	42.3	16.7	1,293.7
Other Southern Europe	1,148.2	223.6	38.7	22.2	1,432.7	1,153.6	231.4	45.9	21.5	1,452.4
	5,490.3	461.0	115.6	108.0	6,174.9	5,709.0	471.3	133.6	89.6	6,403.5
Northern Europe	2,161.6	196.0	94.3	84.0	2,535.9	2,389.2	250.7	119.5	74.9	2,834.3
APME	1,313.5	253.1	41.0	31.7	1,639.3	1,346.4	292.1	96.9	34.7	1,770.1
	11,809.5	955.8	375.7	360.4	13,501.4	12,468.1	1,062.7	488.9	328.4	14,348.1
Intercompany Eliminations					(47.2)					(64.1)
Total					$13,454.2					$14,284.0
(a)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended September 30,
	2024			2023(a)
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$678.5	$18.9	$697.4	$710.5	$19.7	$730.2
Other Americas	347.8	5.3	353.1	373.3	7.8	381.1
	1,026.3	24.2	1,050.5	1,083.8	27.5	1,111.3
Southern Europe:
France	1,169.5	10.2	1,179.7	1,198.6	11.3	1,209.9
Italy	409.7	9.4	419.1	402.7	11.0	413.7
Other Southern Europe	486.7	10.1	496.8	473.1	12.0	485.1
	2,065.9	29.7	2,095.6	2,074.4	34.3	2,108.7
Northern Europe	806.3	22.0	828.3	885.7	28.5	914.2
APME	551.0	11.8	562.8	550.3	14.5	564.8
	4,449.5	87.7	4,537.2	4,594.2	104.8	4,699.0
Intercompany Eliminations			(7.0)			(23.4)
Total			$4,530.2			$4,675.6
(a)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

	Nine Months Ended September 30,
	2024			2023(a)
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$2,022.4	$52.4	$2,074.8	$2,120.4	$60.5	$2,180.9
Other Americas	1,055.3	21.2	1,076.5	1,136.5	22.8	1,159.3
	3,077.7	73.6	3,151.3	3,256.9	83.3	3,340.2
Southern Europe:
France	3,447.7	36.2	3,483.9	3,616.2	41.2	3,657.4
Italy	1,224.1	34.2	1,258.3	1,254.4	39.3	1,293.7
Other Southern Europe	1,400.3	32.4	1,432.7	1,414.7	37.7	1,452.4
	6,072.1	102.8	6,174.9	6,285.3	118.2	6,403.5
Northern Europe	2,461.8	74.1	2,535.9	2,740.1	94.2	2,834.3
APME	1,604.4	34.9	1,639.3	1,713.3	56.8	1,770.1
	13,216.0	285.4	13,501.4	13,995.6	352.5	14,348.1
Intercompany Eliminations			(47.2)			(64.1)
Total			$13,454.2			$14,284.0
(a)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

(4) Share-Based Compensation Plans

During the three months ended September 30, 2024 and 2023, we recognized share-based compensation expense of $7.0 and $8.0, respectively, and $22.0 and $20.0 for the nine months ended September 30, 2024 and 2023, respectively. The expense relates to stock options, deferred stock units, restricted stock units and performance share units. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was $0.8 and $1.8 for the nine months ended September 30, 2024 and 2023, respectively.

(5) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. For the nine months ended September 30, 2024, total cash consideration paid for acquisitions, net of cash acquired, was $7.7, which represents a consideration payment for a franchise in the United States and contingent consideration payments related to a previous acquisition. No cash consideration was paid during the nine months ended September 30, 2023.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. On September 29, 2023, we disposed of our Philippines business in our APME segment for total consideration of $6.5. In connection with the disposition, we recognized a one-time net loss on disposition of $1.3.

(6) Restructuring Costs

During the three and nine months ended September 30, 2024, we recorded $37.6 in restructuring costs. During the three and nine months ended September 30, 2023, we recorded $38.1 and $59.2, respectively, in restructuring costs. Payments made from the restructuring reserve were $19.7 and $70.7 during the three and nine months ended September 30, 2024, respectively. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories.

We expect a majority of the remaining $53.9 reserve will be paid by the end of 2024.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2023	$4.8	$5.9	$78.9	$0.4	$—	$90.0
Severance costs	4.4	3.3	24.1	2.3	—	34.1
Lease costs(c)	0.4	0.1	2.5	—	—	3.0
Other costs	—	0.4	0.1	—	—	0.5
Non-cash charges	(0.4)	(0.1)	(2.5)	—	—	(3.0)
Costs paid	(4.2)	(4.6)	(61.6)	(0.3)	—	(70.7)
Balance, September 30, 2024	$5.0	$5.0	$41.5	$2.4	$—	$53.9
(a)
Balances related to the United States were $3.7 and $3.2 as of December 31, 2023 and September 30, 2024, respectively.
(b)
Balances related to France were $2.5 and $3.0 as of December 31, 2023 and September 30, 2024, respectively. Balances related to Italy were $1.0 and $0.5 as of December 31, 2023 and September 30, 2024, respectively.

(c) Liabilities related to exited leased facilities are recorded within our short-term and long-term operating lease liabilities within our Consolidated Balance Sheets.

(7) Income Taxes

We recorded income tax expense at an effective rate of 61.5% for the three months ended September 30, 2024, as compared to an effective rate of 44.7% for the three months ended September 30, 2023. The 2024 rate was unfavorably impacted by the lower level and overall mix of earnings, a discrete valuation allowance recorded against deferred tax assets in Sweden, and a 2023 rate that included benefits from the effective settlement of an income tax audit. The higher 2024 rate was partially offset by the scheduled reduction in the French business tax rate from 0.38% to 0.28% effective January 1, 2024. The 61.5% effective tax rate for the third quarter of 2024 was higher than the United States Federal statutory rate of 21% primarily due to tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowance, the French business tax, and the overall mix of earnings.

We recorded income tax expense at an effective rate of 41.4% for the nine months ended September 30, 2024, as compared to an effective rate of 33.6% for the nine months ended September 30, 2023. The 2024 rate was unfavorably impacted by the lower level and overall mix of earnings, a discrete valuation allowance recorded against deferred tax assets in Sweden, and a 2023 rate that included benefits from the effective settlement of an income tax audit. The higher 2024 rate was partially offset by the scheduled reduction in the French business tax rate from 0.38% to 0.28% effective January 1, 2024. The 41.4% effective tax rate for the nine months ended September 30, 2024 was higher than the United States Federal statutory rate of 21% primarily due to tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French business tax, and the overall mix of earnings.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $39.7 as of September 30, 2024. If recognized, the entire amount would favorably affect the effective tax rate except for $9.8. As of December 31, 2023, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $32.8.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2017 through 2024 for our major operations in France, Italy, the United Kingdom and the United States. As of September 30, 2024, we were subject to tax audits in

Australia, Austria, France, Germany, India, Israel, Spain and the United States. We believe that the resolution of these audits will not have a material impact on earnings.

(8) Net Earnings Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net earnings available to common shareholders	$22.8	$30.3	$122.6	$173.3
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	47.6	49.5	47.9	50.1
Effect of dilutive securities - share-based awards	0.5	0.6	0.6	0.6
Weighted-average common shares outstanding - diluted	48.1	50.1	48.5	50.7
Net earnings per share - basic	$0.48	$0.61	$2.56	$3.46
Net earnings per share - diluted	$0.47	$0.60	$2.53	$3.42

There were 0.8 million share-based awards excluded from the calculation of net earnings per share - diluted for both the three and nine months ended September 30, 2024, because their impact was anti-dilutive. There were 0.6 million share-based awards excluded from the calculation of net earnings per share - diluted for both the three and nine months ended September 30, 2023, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	September 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(a)	$1,594.1	$—	$1,594.1	$1,586.8	$—	$1,586.8
Intangible assets:
Finite-lived:
Customer relationships	$825.8	$511.3	$314.5	$824.9	$486.0	$338.9
Other	25.2	21.7	3.5	21.5	21.2	0.3
	851.0	533.0	318.0	846.4	507.2	339.2
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	128.1	—	128.1	128.4	—	128.4
	180.1	—	180.1	180.4	—	180.4
Total intangible assets	$1,031.1	$533.0	$498.1	$1,026.8	$507.2	$519.6
(a)
Balances were net of accumulated impairment loss of $749.3 as of both September 30, 2024 and December 31, 2023.
(b)
Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2024 and December 31, 2023.

Total consolidated amortization expense related to intangible assets for the remainder of 2024 is expected to be $8.3 and in each of the next five years as follows: 2025 - $31.3, 2026 - $27.6, 2027 - $27.0, 2028 - $27.0 and 2029 - $26.6.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate(c)	Total
Balance, December 31, 2023	$1,050.4	$154.7	$188.0	$67.7	$126.0	$1,586.8
Acquisitions	1.4	—	—	—	—	1.4
Currency impact	(0.9)	0.5	6.5	(0.2)	—	5.9
Balance, September 30, 2024	$1,050.9	$155.2	$194.5	$67.5	$126.0	$1,594.1
(a)
Balances related to the United States were $1,005.8 and $1,007.2 as of December 31, 2023 and September 30, 2024, respectively. Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.
(b)
Balances related to France were $75.6 and $76.3 as of December 31, 2023 and September 30, 2024, respectively. Balances related to Italy were $3.8 as of both December 31, 2023 and September 30, 2024.
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

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our plans were as follows:

	Defined Benefit Pension Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$4.2	$3.9	$12.3	$11.6
Interest cost	4.8	5.3	14.4	15.8
Expected return on assets	(4.8)	(4.8)	(14.1)	(14.2)
Curtailments	—	—	(1.3)	—
Net gain	(0.3)	(0.8)	(1.1)	(2.5)
Prior service cost	0.2	0.2	0.5	0.5
Total benefit cost	$4.1	$3.8	$10.7	$11.2

	Retiree Health Care Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest cost	$0.1	$0.1	$0.3	$0.4
Prior service credit	(0.2)	(0.2)	(0.6)	(0.6)
Total benefit credit	$(0.1)	$(0.1)	$(0.3)	$(0.2)

During the three and nine months ended September 30, 2024, contributions made to our pension plans were $4.2 and $13.7, respectively, and contributions made to our retiree health care plan were $0.2 and $0.8, respectively. During 2024, we expect to make total contributions of approximately $19.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	December 31,
	2024	2023
Foreign currency translation	$(255.4)	$(261.2)
Translation loss on long-term intercompany loans, net of income taxes of $19.2 and $19.1, respectively	(133.8)	(133.6)
Loss on derivative instruments, net of income tax benefit of $(24.2) and $(22.7), respectively	(45.1)	(37.6)
Gain on interest rate swap, net of income taxes of $0.3 on both dates	0.8	1.1
Defined benefit pension plans, net of income tax benefit of $(22.6) and $(23.0), respectively	(37.2)	(36.0)
Retiree health care plan, net of income taxes of $1.9 and $2.0, respectively	0.8	1.3
Accumulated other comprehensive loss	$(469.9)	$(466.0)

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. During both the three and nine months ended September 30, 2024, we recorded expenses of $0.1. During the three and nine months ended September 30, 2023, we recorded expenses of $0.1 and $0.2, respectively.

The Board of Directors declared a semi-annual dividend of $1.54 and $1.47 per share on November 8, 2024 and November 10, 2023, respectively. The 2024 dividends are payable on December 16, 2024 to shareholders of record as of December 2, 2024. The 2023 dividends were paid on December 15, 2023 to shareholders of record as of December 1, 2023.

In August 2023 and August 2021, the Board of Directors authorized the repurchase of 5.0 million shares and 4.0 million shares of our common stock, respectively. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the nine months ended September 30, 2024, we repurchased a total of 1.5 million shares under the 2023 authorization at a cost of $106.0. During the nine months ended September 30, 2023, we repurchased a total of 1.7 million shares under the 2021 authorization at a cost of $129.8. As of September 30, 2024, there were 3.1 million shares remaining authorized for repurchase under the 2023 authorization and no shares remaining authorized for repurchase under the 2021 authorization.

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest expense	$24.6	$21.0	$67.0	$59.7
Interest income	(7.7)	(8.0)	(24.4)	(24.5)
Foreign exchange loss	1.0	6.0	5.2	14.2
Miscellaneous income, net	(6.3)	(3.9)	(19.1)	(15.0)
Interest and other expenses, net	$11.6	$15.1	$28.7	$34.4

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

The €400.0 ($442.7) notes due June 2027 and the €500.0 ($555.5) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of September 30, 2024.

In September 2022, we entered into a cross currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCI for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	2024	2023	2024	2023
Euro Notes	$(37.8)	$30.6	$(8.8)	$11.9
Cross-currency swaps	(26.8)	6.5	1.9	(10.6)

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings for the three and nine months ended September 30, 2024 and 2023:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30,		Location of Gain (Loss) Reclassified	Three Months Ended September 30,
Instrument	2024	2023	from AOCI into Income	2024	2023
Forward starting interest swap	$—	$—	Interest and other expenses, net	$0.1	$0.1

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,		Location of Gain (Loss) Reclassified	Nine Months Ended September 30,
Instrument	2024	2023	from AOCI into Income	2024	2023
Forward starting interest swap	—	—	Interest and other expenses, net	0.3	0.3

We expect the net amount of pre-tax derivative gains included in AOCI at September 30, 2024 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

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

In March 2022, we entered into a cross currency swap agreement to hedge an intercompany fixed-rate CHF denominated note, including the annual interest payment, to a fixed-rate Euro denominated note. On April 18, 2024, we settled the swaps at maturity for a net cash inflow of $14.9 and entered into a new cross currency swap with a maturity date of April 2027. The cross currency swaps convert our intercompany fixed-rate CHF denominated note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swaps is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €236.9 with a fixed annual interest rate of 3.45%.

In September 2022, we entered into a cross currency swap agreement to hedge an intercompany fixed-rate CHF denominated note, including the annual interest payment, to a fixed-rate Euro denominated note. On September 26, 2024, we settled the swaps at maturity for a net cash inflow of $1.6 and entered into a new cross currency swap with a maturity date of September 2027. The economic effect of the swaps is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €63.6 with a fixed annual interest rate of 3.27%.

The following tables present the impact that the fair value hedges had on OCI and earnings for the three and nine months ended September 30, 2024 and 2023:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Location of Gain (Loss)	Three Months Ended September 30,
Instrument	2024	2023	Recognized in Income	2024	2023
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(7.4)	$(3.3)
Cross-currency swaps	(2.6)	(0.5)	Interest and other expenses, net	7.4	3.3

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Nine Months Ended September 30,		Location of Gain (Loss)	Nine Months Ended September 30,
Instrument	2024	2023	Recognized in Income	2024	2023
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$4.5	$(7.4)
Cross-currency swaps	(2.1)	(2.2)	Interest and other expenses, net	(4.5)	7.4

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

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 was as follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Recognized in Income	2024	2023	2024	2023
Foreign currency forward contracts	Interest and other expenses, net	$9.2	$(7.3)	$(0.6)	$(4.3)

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	Assets
		September 30,	December 31,
	Balance Sheet Location	2024	2023
Instruments designated as fair value hedges:
Cross-currency swaps	Accounts Receivable, net	7.3	31.7
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts Receivable, net	0.1	6.7
Total instruments		$7.4	$38.4

	Liabilities
		September 30,	December 31,
	Balance Sheet Location	2024	2023
Instruments designated as net investment hedges:
Euro Notes due in 2026	Long-term debt	555.5	550.0
Euro Notes due in 2027	Long-term debt	442.7	438.2
Cross-currency swaps	Accrued liabilities	71.1	73.3
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	0.4	2.3
Total instruments		$1,069.7	$1,063.8

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $999.9 and $977.6 as of September 30, 2024 and December 31, 2023, respectively, compared to a carrying value of $998.2 and $988.2, respectively.

Our deferred compensation plan assets, included in other assets on the Consolidated Balance Sheets, were $168.1 and $144.2 as of September 30, 2024 and December 31, 2023, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

(14) Leases

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$33.8	$35.6	$99.1	$106.9
Short-term lease expense	4.2	1.1	6.7	3.7
Other lease expense(a)	1.7	2.5	5.0	10.4
Total lease expense	$39.7	$39.2	$110.8	$121.0
(a)
Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

	Nine Months Ended September 30,
Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$91.3	$102.6
Right-of-use assets obtained in exchange for new operating lease liabilities	52.9	107.2

	September 30,	December 31,
Supplemental Balance Sheet Information	2024	2023
Operating lease ROU assets	$385.6	$414.0

Short-term operating lease liability (a)	$102.0	$100.2
Long-term operating lease liability	299.0	323.2
Total operating lease liabilities	$401.0	$423.4
(a)
Short-term operating lease liability is included in accrued liabilities on our Consolidated Balance Sheets.

	September 30,
	2024	2023
Weighted Average Remaining Lease Term
Operating leases	5.4 years	5.5 years
Weighted Average Discount Rate
Operating leases	4.0%	3.6%

Maturities of operating lease liabilities as of September 30, 2024 were as follows:

Period Ending September 30, 2024	Operating Leases
2024	$29.6
2025	111.5
2026	87.2
2027	64.8
2028	50.1
2029	36.8
Thereafter	68.7
Total future undiscounted lease payments	448.7
Less imputed interest	(47.7)
Total operating lease liabilities	$401.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from services:
Americas:
United States (a)	$697.4	$730.2	$2,074.8	$2,180.9
Other Americas	353.1	381.1	1,076.5	1,159.3
	1,050.5	1,111.3	3,151.3	3,340.2
Southern Europe:
France	1,179.7	1,209.9	3,483.9	3,657.4
Italy	419.1	413.7	1,258.3	1,293.7
Other Southern Europe	496.8	485.1	1,432.7	1,452.4
	2,095.6	2,108.7	6,174.9	6,403.5

Northern Europe	828.3	914.2	2,535.9	2,834.3
APME	562.8	564.8	1,639.3	1,770.1
	4,537.2	4,699.0	13,501.4	14,348.1
Intercompany Eliminations	(7.0)	(23.4)	(47.2)	(64.1)
Consolidated (b)	$4,530.2	$4,675.6	$13,454.2	$14,284.0

Operating unit profit: (c)
Americas:
United States	$22.3	$24.5	$61.7	$77.6
Other Americas	13.8	13.4	45.6	52.1
	36.1	37.9	107.3	129.7
Southern Europe:
France	41.7	47.9	115.1	142.3
Italy	27.4	27.0	88.8	94.0
Other Southern Europe	6.7	9.5	25.0	30.6
	75.8	84.4	228.9	266.9

Northern Europe	(25.7)	(30.6)	(28.1)	(35.3)
APME	23.0	24.2	67.9	71.0
	109.2	115.9	376.0	432.3
Corporate expenses	(30.2)	(37.4)	(113.6)	(110.8)
Intangible asset amortization expense	(8.2)	(8.7)	(24.6)	(26.2)
Operating profit	70.8	69.8	237.8	295.3
Interest and other expenses, net	(11.6)	(15.1)	(28.7)	(34.4)
Earnings before income taxes	$59.2	$54.7	$209.1	$260.9
(a)
In the United States, revenues from services included fees received from the related franchise offices of $2.5 and $3.1 for the three months ended September 30, 2024 and 2023, respectively, and $8.1 and $8.9 for the nine months ended September 30, 2024 and 2023, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $91.2 and $98.6 for the three months ended September 30, 2024 and 2023, respectively, and $278.4 and $298.7 for the nine months ended September 30, 2024 and 2023, respectively.
(b)
Our consolidated revenues from services include fees received from our franchise offices of $3.3 and $3.8 for the three months ended September 30, 2024 and 2023, respectively, and $10.6 and $11.0 for the nine months ended September 30, 2024 and 2023, respectively. These fees are primarily based on revenues generated by the franchise offices, which were $282.5 and $243.5 for the three months ended September 30, 2024 and 2023, respectively, and $847.4 and $744.3 for the nine months ended September 30, 2024 and 2023, respectively.
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

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of decreased demand, as we continued to experience in the third quarter of 2024, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues. By contrast, during periods of increased demand, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

In the third quarter of 2024, we continued to observe decreased demand for staffing services and permanent recruitment services primarily due to continued economic uncertainty, and we expect this trend to continue. The economic uncertainty is particularly high in Europe and the United States. Inflation has eased in Europe and the United States resulting in both markets reducing interest rates during the quarter. However, employers are continuing their cautious approach with many employers retaining their current workforce, delaying hiring decisions or reducing their demand for contingent labor as they remain focused on managing the macro-economic and geopolitical challenges impacting their businesses. Many employers are still hesitant to increase their spend and expand their workforce until they perceive a significant improvement in economic outlook. As a result of these factors, we expect the business environment will continue to be challenging, which could further negatively impact our operations in future periods.

During the third quarter of 2024, the United States dollar was generally stable, on average, relative to the currencies in most of our markets, and overall had a slight unfavorable impact on our reported results. The changes in the foreign currency exchange rates had a -1.3% unfavorable impact on revenues from services and an approximately $0.03 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same local currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

During the third quarter of 2024 compared to the third quarter of 2023, we experienced a -5.5% revenue decrease in the Americas, primarily driven by the unfavorable impact of currency exchange rates and decreased demand for our Experis interim services, partially offset by increased demand for our Manpower staffing services and increased demand for Talent Based Outsourcing (TBO). During the third quarter of 2024 compared to the third quarter of 2023, we experienced a -0.6% revenue decrease in Southern Europe, primarily due to decreased demand for our Manpower staffing services and decreased demand for our permanent recruitment services, partially offset by the favorable impact of currency exchange rates and increased demand for our Talent Solutions outplacement services. During the third quarter of 2024 compared to the third quarter of 2023, we experienced a -9.4% revenue decrease in Northern Europe, primarily due to a decreased demand for our Manpower and Experis staffing/interim services, decreased demand for our Experis Solutions services, and decreased demand for our permanent recruitment services, partially offset by the favorable impact of currency exchange rates and increased demand for our Talent Solutions outplacement services. We experienced a -0.3% revenue decrease in APME in the third quarter of 2024 compared to the third quarter of 2023 primarily due to the unfavorable impact of currency exchange rates and decreased demand for TBO and decreased demand for our permanent recruitment services, partially offset by increased demand for our Manpower staffing services.

From a brand perspective, we experienced revenue decreases in Manpower and Experis and a revenue increase in Talent Solutions in the third quarter of 2024 compared to the third quarter of 2023. In our Manpower brand, the revenue decrease was primarily due to decreased demand for staffing services and our permanent recruitment services. The revenue decrease in our Experis brand was primarily due to decreased demand for interim services, our Experis Solutions services and our permanent recruitment services. On an overall basis, the revenue increase in our Talent Solutions brand, which includes RPO, MSP and our Right Management offerings, was primarily due an increase in demand for our Right Management outplacement services and our MSP business, partially offset by decreased demand for our RPO permanent recruitment offerings.

In the third quarter of 2024, our gross profit margin decreased 30 basis points compared to the third quarter of 2023, primarily due to declines in our higher-margin permanent recruitment business and mix shifts and lower volumes in our staffing/interim businesses, partially offset by growth in our higher-margin Talent Solutions outplacement business.

Our operating profit increased 1.5% in the third quarter of 2024 while our operating profit margin increased 10 basis points compared to the third quarter of 2023. Operating profit increased primarily due to a reduction in selling and administrative expenses as a percent of revenue, a reduction in corporate expense related to incentives and certain other health plan trends, and lower restructuring charges.

Operating Results - Three Months Ended September 30, 2024 and 2023

The following table presents selected consolidated financial data for the three months ended September 30, 2024 as compared to 2023.

(in millions, except per share data)	2024	2023	Variance	Constant Currency Variance
Revenues from services	$4,530.2	$4,675.6	(3.1)%	(1.8)%
Cost of services	3,748.1	3,853.7	(2.7)%	(1.5)%
Gross profit	782.1	821.9	(4.8)%	(3.7)%
Gross profit margin	17.3%	17.6%
Selling and administrative expenses	711.3	752.1	(5.4)%	(4.4)%
Operating profit	70.8	69.8	1.5%	4.5%
Operating profit margin	1.6%	1.5%
Interest and other expenses, net	11.6	15.1	(23.3)%
Earnings before income taxes	59.2	54.7	8.3%	6.4%
Provision for income taxes	36.4	24.4	49.2%
Effective income tax rate	61.5%	44.6%
Net earnings	$22.8	$30.3	(24.7)%	(26.1)%
Net earnings per share – diluted	$0.47	$0.60	(21.6)%	(23.0)%
Weighted average shares – diluted	48.1	50.1	(4.0)%

The year-over-year decrease in revenues from services of -3.1% (-1.8% in constant currency and -1.7% in organic constant currency) was attributed to:

•
a revenue decrease in the Americas of -5.5% (increase of 1.5% in constant currency) primarily driven by the $77.8 million unfavorable impact of currency exchange rates and a $45.8 million decrease in demand for our Experis interim services, partially offset by a $66.0 million increase in demand for our Manpower staffing services and a $7.7 million increase in demand for TBO. The United States, our largest market in the Americas, experienced a revenue decrease of -4.5% primarily driven by a $33.4 million decrease in demand for our Experis interim services;
•
a revenue decrease in Southern Europe of -0.6% (-1.3% in constant currency) primarily driven by a $24.6 million decrease in demand for our Manpower staffing services and a $5.4 million decrease in demand for our permanent recruitment services, partially offset by the $14.7 million favorable impact of currency exchange rates and a $6.1 million increase in demand for our Talent Solutions outplacement services. France, the largest market in Southern Europe, experienced a revenue decrease of -2.5% (-3.3% in constant currency) primarily driven by a $44.9 million decrease in demand for our Manpower staffing services, partially offset by the $9.6 million favorable impact of currency exchange rates and a $5.3 million increase in demand for our Talent Solutions outplacement services. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 1.3% (0.5% in constant currency) primarily driven by the $3.5 million favorable impact of currency exchange rates and a $1.3 million increase in demand for TBO, partially offset by a $1.7 million decrease in demand for our permanent recruitment services;
•
a revenue decrease in Northern Europe of -9.4% (-11.0% in constant currency) primarily driven by an $81.6 million decrease in demand for our Manpower and Experis staffing/interim services, a $21.0 million decrease in demand for our Experis solutions services and an $8.5 million decrease in demand for our permanent recruitment services, partially offset by the $15.0 million favorable impact of currency exchange rates and a $5.3 million increase in demand for our Talent Solutions outplacement services. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $25.7 million, the Nordics of $31.8 million, Germany of $19.6 million and Belgium of $6.0 million, which represented revenue decreases of -8.1%, -20.0%, -14.0% and -6.9%, respectively (-10.5%, -19.0%, -14.8% and -7.9%, respectively, in constant currency). These decreases were partially offset by a revenue increase in the Netherlands of $0.5 million, which represented a revenue increase of 0.6% (-0.4% in constant currency); and

•
a revenue decrease in APME of -0.3% (increase of 1.6% in constant currency and 3.0% in organic constant currency) primarily driven by the $11.1 million unfavorable impact of currency exchange rates, a $7.5 million decrease in demand for our permanent recruitment services and a $9.0 million decrease in demand for TBO, partially offset by a $26.8 million increase in demand for our Manpower staffing services.

The year-over-year 30 basis point decrease in gross profit margin was primarily attributed to:

•
a 20 basis point unfavorable impact from decreases to permanent recruitment, including Talent Solutions RPO, as permanent hiring demand continued to soften and experienced reduced levels;
•
a 10 basis point unfavorable impact from the decrease in staffing/interim margins due to mix shifts and lower volumes while pricing remained stable; and
•
a 10 basis point unfavorable impact due to the effects of currency exchange rates; partially offset by
•
a 10 basis point favorable impact from increased career transition activity in Right Management as outplacement activity increased.

The -5.4% decrease in selling and administrative expenses in the third quarter of 2024 (-4.4% in constant currency and -4.3% in organic constant currency) was primarily attributed to:

•
a $16.1 million, or -3.3% decrease (-2.1% in constant currency) in personnel costs primarily due to an $8.0 million decrease in bonuses and sales commission costs and a $4.9 million decrease in salaries as we saw the effects of restructuring actions taken in 2023;
•
a $12.2 million, or -5.7% decrease (-5.0% in constant currency) in non-personnel costs primarily due to a $13.2 million decrease in office lease and other office costs;
•
a $7.5 million, or -1.2% decrease due to the impact of changes in currency exchange rates; and
•
the $37.6 million of restructuring costs, incurred in the third quarter of 2024 compared to $38.1 million incurred in the third quarter of 2023.

Selling and administrative expenses as a percent of revenues decreased 40 basis points in the third quarter of 2024 compared to the third quarter of 2023 due primarily to:

•
a 30 basis point favorable impact as non-personnel costs decreased as a percent of revenues primarily due to percent of revenue decreases in office leases and other office costs; and
•
a 10 basis point favorable impact as a result of the decrease in restructuring costs incurred in the third quarter of 2024 compared to the third quarter of 2023.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $16.9 million in the third quarter of 2024 compared to $13.0 million in the third quarter of 2023 primarily due to increased revolver and other short-term borrowings during the period. Foreign exchange loss, net was $1.0 million in the third quarter of 2024 compared to $6.0 million in the third quarter of 2023 primarily due to a reduction in foreign currency exchange losses year over year. Miscellaneous income, net was $6.3 million in the third quarter of 2024 compared to $3.9 million in the third quarter of 2023.

We recorded income tax expense at an effective rate of 61.5% for the three months ended September 30, 2024, as compared to an effective rate of 44.7% for the three months ended September 30, 2023. The 2024 rate was unfavorably impacted by the lower level and overall mix of earnings, a discrete valuation allowance recorded against deferred tax assets in Sweden, and a 2023 rate that included benefits from the effective settlement of an income tax audit. The higher 2024 rate was partially offset by the scheduled reduction in the French business tax rate from 0.38% to 0.28% effective January 1, 2024. The 61.5% effective tax rate for the third quarter of 2024 was higher than the United States Federal statutory rate of 21% primarily due to tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowance, the French business tax, and the overall mix of earnings.

Net earnings per share - diluted was $0.47 in the third quarter of 2024 compared to $0.60 in the third quarter of 2023. Restructuring costs recorded in the third quarter of 2024 unfavorably impacted net earnings per share - diluted by approximately $0.82, net of tax, in the third quarter of 2024. Restructuring costs recorded in the third quarter of 2023 unfavorably impacted net earnings per share - diluted by approximately $0.68, net of tax, in the third quarter of 2023.

Weighted average shares - diluted decreased to 48.1 million in the third quarter of 2024 from 50.1 million in the third quarter of 2023. This decrease was due to the impact of share repurchases completed since the third quarter of 2023, partially offset by grants of share-based awards.

Operating Results - Nine Months Ended September 30, 2024 and 2023

The following table presents selected consolidated financial data for the nine months ended September 30, 2024 as compared to 2023.

(in millions, except per share data)	2024	2023	Variance	Constant Currency Variance
Revenues from services	$13,454.2	$14,284.0	(5.8)%	(3.6)%
Cost of services	11,122.5	11,736.7	(5.2)%	(3.0)%
Gross profit	2,331.7	2,547.3	(8.5)%	(6.6)%
Gross profit margin	17.3%	17.8%
Selling and administrative expenses	2,093.9	2,252.0	(7.0)%	(5.4)%
Operating profit	237.8	295.3	(19.5)%	(15.6)%
Operating profit margin	1.8%	2.1%
Interest and other expenses, net	28.7	34.4	(16.6)%
Earnings before income taxes	209.1	260.9	(19.8)%	(16.8)%
Provision for income taxes	86.5	87.6	(1.2)%
Effective income tax rate	41.4%	33.5%
Net earnings	$122.6	$173.3	(29.3)%	(26.6)%
Net earnings per share – diluted	$2.53	$3.42	(26.0)%	(23.2)%
Weighted average shares – diluted	48.5	50.7	(4.4)%

The year-over-year decrease in revenues from services of -5.8% (-3.6% in constant currency and -3.4% in organic constant currency) was attributed to:

•
a revenue decrease in the Americas of -5.7% (increase of 1.8% in constant currency) primarily driven by the $247.9 million unfavorable impact of currency exchange rates, a $116.3 million decrease in demand for our Experis interim services and a $10.2 million decrease in demand for our permanent recruitment services, partially offset by a $158.8 million increase in demand for our Manpower staffing services, a $17.3 million increase in demand for TBO and an $8.2 million increase in demand for our Talent Solutions outplacement services. The United States, our largest market in the Americas, experienced a revenue decrease of -4.9% primarily driven by a $100.7 million decrease in demand for our Manpower and Experis staffing/interim services and a $12.2 million decrease in demand for our permanent recruitment services, partially offset by a $7.1 million increase in demand for our Talent Solutions outplacement services;
•
a revenue decrease in Southern Europe of -3.6% (-3.5% in constant currency) primarily driven by a $220.8 million decrease in demand for our Manpower and Experis staffing/interim services, a $17.5 million decrease in demand for our permanent recruitment services and a $4.8 million decrease in demand for our Manpower and Experis solutions services, partially offset by a $13.1 million increase in demand for our Talent Solutions outplacement services. France, the largest market in Southern Europe, experienced a revenue decrease of -4.7% (-5.0% in constant currency) primarily driven by a $185.3 million decrease in demand for our Manpower staffing services, partially offset by an $11.8 million increase in demand for our Talent Solutions outplacement services. Italy, our second-largest market in Southern Europe, experienced a revenue decrease of -2.7% (-3.0% in constant currency) primarily driven by a $37.3 million decrease in our Manpower staffing services and a $5.3 million decrease in demand for our permanent recruitment services, partially offset by a $3.9 million increase in demand for TBO;
•
a revenue decrease in Northern Europe of -10.5% (-11.7% in constant currency) primarily driven by a $264.2 million decrease in demand for our Manpower and Experis staffing/interim services, a $60.2 million decrease in demand for our Experis solutions services and a $26.9 million decrease in demand for our permanent recruitment services, partially offset by the $34.6 million favorable impact of currency exchange rates and a $9.5 million increase in demand for our Talent Solutions outplacement and MSP services. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $98.6 million, the Nordics of $133.6 million, Germany of $52.9 million, the Netherlands of $5.2 million and Belgium of $6.6 million, which represented revenue decreases of -10.0%, -21.6%, -12.5%, -1.8% and -2.8%, respectively (-12.3%, -21.2%, -12.8%, -2.1% and -3.1%, respectively, in constant currency); and
•
a revenue decrease in APME of -7.4% (-1.8% in constant currency and -0.5% in organic constant currency) primarily driven by the $99.0 million unfavorable impact of currency exchange rates, a $53.4 million decrease in demand for our permanent recruitment services and a $19.4 million decrease in demand for our TBO, partially offset by a $43.8 million increase in demand for our Manpower and Experis staffing/interim services.

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

The -7.0% decrease in selling and administrative expenses in the first nine months of 2024 (-5.4% in constant currency and -5.2% in organic constant currency) was primarily attributed to:

•
a $61.1 million, or -5.7% decrease (-4.1% in constant currency) in personnel costs primarily due to a $39.8 million decrease in salary costs as we saw the effects of restructuring actions taken in 2023;
•
a $37.3 million, or -1.6% decrease due to the impact of changes in currency exchange rates;
•
restructuring costs of $37.6 million, in the first nine months of 2024 compared to $59.2 million incurred in the first nine months of 2023; and
•
a $22.2 million, or -5.1% decrease (-3.4% in constant currency) in non-personnel costs, primarily due to an $8.0 million decrease in office lease and other office costs and a $5.2 million decrease in consulting and outside services costs associated with our technology and back-office transformation initiatives.

Selling and administrative expenses as a percent of revenues decreased 20 basis points in the first nine months of 2024 compared to the first nine months of 2023 due primarily to:

•
a 20 basis point favorable impact as a result of lower restructuring costs incurred in the first nine months of 2024 compared to the first nine months of 2023; and
•
a 10 basis point favorable impact as personnel costs as a percent of revenue decreased, primarily due to a percent of revenue decrease in salaries as we saw the effects of restructuring actions taken in 2023; partially offset by
•
a 10 basis point unfavorable impact from changes in currency exchange rates.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $42.6 million in the first nine months of 2024 compared to $35.2 million in the first nine months of 2023 primarily due to increased revolver and other short-term borrowings at a higher interest rate during the period. Foreign exchange loss, net was $5.2 million in the first nine months of 2024 compared to $14.2 million in the first nine months of 2023 primarily due to a reduction in foreign currency exchange losses year over year. Miscellaneous income, net was $19.1 million in the first nine months of 2024 compared to $15.0 million in the first nine months of 2023.

We recorded income tax expense at an effective rate of 41.4% for the nine months ended September 30, 2024, as compared to an effective rate of 33.6% for the nine months ended September 30, 2023. The 2024 rate was unfavorably impacted by the lower level and overall mix of earnings, a discrete valuation allowance recorded against deferred tax assets in Sweden, and a 2023 rate that included benefits from the effective settlement of an income tax audit. The higher 2024 rate was partially offset by the scheduled reduction in the French business tax rate from 0.38% to 0.28% effective January 1, 2024. The 41.4% effective tax rate for the nine months ended September 30, 2024 was higher than the United States Federal statutory rate of 21% primarily due to tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French business tax, and the overall mix of earnings.

Net earnings per share - diluted was $2.53 in the first nine months of 2024 compared to $3.42 in the first nine months of 2023. Restructuring costs recorded in the first nine months of 2024 unfavorably impacted net earnings per share - diluted by approximately $0.82, net of tax, in the first nine months of 2024. Losses related to our Proservia Germany wind down in the first nine months of 2024 unfavorably impacted net earnings per share - diluted by approximately $0.19, net of tax, in the first nine months of 2024. Restructuring costs recorded in the first nine months of 2023 unfavorably impacted net earnings per share - diluted by approximately $1.00, net of tax, in the first nine months of 2023.

Weighted average shares - diluted decreased to 48.5 million in the first nine months of 2024 from 50.7 million in the first nine months of 2023. This decrease was due to the impact of share repurchases completed since the first nine months of 2023, partially offset by grants of share-based awards.

Segment Operating Results

Americas

In the Americas, revenues from services decreased -5.5% (increase of 1.5% in constant currency) in the third quarter of 2024 compared to the third quarter of 2023. In the United States (which represents 66% of the Americas' revenues), revenues from services decreased -4.5% in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by a $33.4 million decrease in demand for our Experis interim services. In Other Americas, revenues from services decreased -7.3% (increase of 13.1% in constant currency) in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by the $77.8 million unfavorable impact of foreign currency exchange rates, partially offset by a $41.1 million increase in demand for our Manpower and Experis staffing/interim services and a $7.9 million increase in demand for TBO. The constant currency increase in Other Americas was primarily due to inflation in Argentina. Within our Other Americas segment, we experienced decreases in Argentina, Canada and Mexico of $14.7 million, or -32.7%, $10.7 million, or -12.2% and $5.8 million, or -9.5%, respectively (+105.2%, -10.7% and +0.4%, respectively, in constant currency).

In the Americas, revenues from services decreased -5.7% (increase of 1.8% in constant currency) in the first nine months of 2024 compared to the first nine months of 2023. In the United States, revenues from services decreased -4.9% in the first nine months of 2024 compared to the first nine months of 2023, primarily driven by a $100.7 million decrease in demand for our Manpower and Experis staffing/interim services and a $12.2 million decrease in demand for our permanent recruitment services, partially offset by a $7.1 million increase in demand for our Talent Solutions outplacement services. In Other Americas, revenues from services decreased -7.1% (increase of 14.2% in constant currency) in the first nine months of 2024 compared to the first nine months of 2023, primarily driven by the $247.9 million unfavorable impact of foreign currency exchange rates, partially offset by a $139.9 million increase in demand for our Manpower and Experis staffing/interim services and a $17.6 million increase in demand for TBO. The constant currency increase in Other Americas was primarily due to inflation in Argentina. Within our Other Americas segment, we experienced decreases in Argentina and Canada of $53.1 million, or -37.6%, and $39.7million, or -14.5%, respectively (+131.9% and -13.6%, respectively, in constant currency), partially offset by a revenue increase in Mexico of $11.7 million, or 6.7% (+5.9% in constant currency).

Gross profit margin decreased 30 basis points in the third quarter of 2024 compared to the third quarter of 2023. This decrease was primarily due to decreased margins in our staffing and interim services, which contributed 70 basis points to the decrease. These decreases were partially offset by increased activity in our permanent recruitment business which had a 20 basis point impact and increased margins in our Talent Solutions outplacement business which had a 20 basis point impact.

Gross profit margin decreased 60 basis points in the first nine months of 2024 compared to the first nine months of 2023. This decrease was primarily due to decreased margins in our staffing and interim services, which contributed 80 basis points to the decrease, and decreased activity in our permanent recruitment business which contributed 30 basis points to the decrease. These contributions were partially offset by increased demand in our higher-margin Right Management outplacement business, which had a 10 basis point impact and the favorable impact of currency exchange rates, which had a 40 basis point impact.

Selling and administrative expenses decreased -7.1% (-1.5% in constant currency) in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by the $12.5 million favorable impact of currency exchange rates and a $3.2 million decrease in consulting and outside services costs.

Selling and administrative expenses decreased -6.0% (-0.8% in constant currency) in the first nine months of 2024 compared to the first nine months of 2023, primarily driven by the $33.7 million favorable impact of currency exchange rates and a $6.4 million decrease in consulting and outside services costs.

Operating Unit Profit (“OUP”) decreased -4.6% (-2.7% in constant currency) in the third quarter of 2024, which represents a 3.4% OUP margin, remaining flat from 3.4% in the third quarter of 2023. This OUP decrease was primarily due to decreased profitability in our United States business of $2.2 million, which experienced decreased demand in our higher-margin Experis interim services, as noted above. In the United States, OUP margin decreased to 3.2% in the third quarter of 2024 from 3.4% in the third quarter of 2023 primarily due to decreased activity and margins in our staffing/interim business, partially offset by a decrease in our selling and administrative expenses as a percent of revenue. Other Americas OUP margin increased to 3.9% in the third quarter of 2024 from 3.5% in the third quarter of 2023 primarily due to a decrease in our selling and administrative expenses as a percent of revenue, partially offset by decreased activity in our higher margin permanent recruitment business.

OUP decreased -17.3% (-13.3% in constant currency) in the first nine months of 2024, which represents a 3.4% OUP margin, a decrease from 3.9% in the first nine months of 2023. This decrease was primarily due to decreased profitability in our United States business of $16.0 million, which experienced decreased activity in our higher-margin permanent recruitment business, as noted above, partially offset by decreases to selling and administrative expenses. In the United States, OUP margin decreased to 3.0% in the first nine months of 2024 from 3.6% in the first nine months of 2023 primarily due to decreased activity in our higher-margin permanent recruitment and Manpower and Experis staffing/interim businesses, as noted above, partially offset by a decrease in our selling and administrative expenses as a percent of revenue. Other Americas OUP margin decreased to 4.2% in the first nine months of 2024 from 4.5% in the first nine months of 2023 primarily due to an increase in our selling and administrative expenses as a percent of revenue.

Southern Europe

In Southern Europe, revenues from services decreased -0.6% ( -1.3% in constant currency) in the third quarter of 2024 compared to the third quarter of 2023. In France (which represents 56% of Southern Europe’s revenues), revenues from services decreased -2.5% (-3.3% in constant currency) in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by a $44.9 million decrease in demand for our Manpower staffing services, partially offset by the $9.6 million favorable impact of currency exchange rates and a $5.3 million increase in demand for our Talent Solutions outplacement services. In Italy (which represents 20% of Southern Europe’s revenues), revenues from services increased 1.3% (0.5% in constant currency) in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by the $3.5 million favorable impact of currency exchange rates and a $1.3 million increase in demand for TBO, partially offset by a $1.7 million decrease in demand for our permanent recruitment services. In Other Southern Europe, revenues from services increased 2.4% (2.1% in constant currency) in the third quarter of 2024 compared to the third quarter of 2023, primarily due to a $9.3 million increase in demand for our Manpower and Experis staffing/interim services, partially offset by a $2.2 million decrease in demand for our permanent recruitment services. Within our Other Southern Europe segment, we experienced a revenue increase in Spain of $13.6 million, or 10.9% (9.9% in constant currency), partially offset by a revenue decrease in Switzerland of $12.8 million, or -10.3% (-12.1% in constant currency).

In Southern Europe, revenues from services decreased -3.6% (-3.5% in constant currency) in the first nine months of 2024 compared to the first nine months of 2023. In France, revenues from services decreased -4.7% (-5.0% in constant currency) in the first nine months of 2024 compared to the first nine months of 2023, primarily driven by a $185.3 million decrease in demand for our Manpower staffing services, partially offset by an $11.8 million increase in demand for our Talent Solutions outplacement services. In Italy, revenues from services decreased -2.7% (-3.0% in constant currency) in the first nine months of 2024 compared to the first nine months of 2023, primarily driven by a $37.3 million decrease in our Manpower staffing services and a $5.3 million decrease in demand for our permanent recruitment services, partially offset by a $3.9 million increase in demand for TBO. In Other Southern Europe, revenues from services decreased -1.4% (-0.4% in constant currency) during the first nine months of 2024 compared to the first nine months of 2023, primarily driven by the $14.1 million unfavorable impact of currency exchange rates and a $16.0 million decrease in demand for our Experis solutions services, partially offset by an $8.8 million increase in demand for TBO and a $5.6 million increase in demand for our Manpower and Experis staffing/interim services. Within our Other Southern Europe segment, we experienced revenue decreases in Switzerland of $36.4 million, or -10.0% (-12.0% in constant currency), partially offset by a revenue increase in Spain of $7.0 million, or 1.9% (1.6% in constant currency).

Gross profit margin decreased 40 basis points in the third quarter of 2024 compared to the third quarter of 2023. This decrease was primarily due to decreased activity in our higher margin Manpower staffing services, which contributed 30 basis points to the decrease, a decrease of activity in our permanent recruitment services, which contributed 20 basis points to the decrease and decreases across our Experis solutions services, which contributed 10 basis points to the decrease. These contributions were partially offset by increased demand in our higher-margin Right Management outplacement business which had a 20 basis point impact.

Gross profit margin decreased 40 basis points in the first nine months of 2024 compared to the first nine months of 2023. This decrease was primarily due to decreased activity in our higher margin Manpower staffing services, which contributed 20 basis points to the decrease, decreased activity in our permanent recruitment services, which contributed 20 basis points to the decrease and decreased activity in our Experis solutions services, which contributed 10 basis points to the decrease. These contributions were partially offset by increased demand in our higher-margin Right Management outplacement business which had a 10 basis point impact.

Selling and administrative expenses decreased -0.9% (-1.9% in constant currency) during the third quarter of 2024 compared to the third quarter of 2023, primarily due to a $2.6 million decrease in bonuses and sales commissions and a $2.2 million decrease in salary-related costs, partially offset by the $2.2 million unfavorable impact of currency exchange rates.

Selling and administrative expenses decreased -3.3% (-3.4% in constant currency) during the first nine months of 2024 compared to the first nine months of 2023, primarily due to an $8.2 million decrease in salary-related costs, a $6.6 million decrease in restructuring related expenses, a $4.4 million decrease in bonuses and sales commissions and a $3.9 million decrease in consulting and outside services costs associated with our technology and back-office transformation initiatives.

OUP decreased -10.1% (-10.6% in constant currency), in the third quarter of 2024, which represents a 3.6% OUP margin, a decrease from 4.0% in the third quarter of 2023. This OUP decrease was primarily due to decreased profitability in the France reporting unit of $6.2 million. In France, the OUP margin decreased to 3.5% for the third quarter of 2024 compared to 4.0% for the third quarter of 2023, primarily driven by increases to selling and administrative expenses as a percent of revenue and a decrease in staffing/interim margins. In Italy, the OUP margin remained flat at 6.5% for the third quarter of 2024 and the third quarter of 2023 primarily due to a decrease in our selling and administrative expenses as a percent of revenue, which was offset by a decrease in gross profit margin. In Other Southern Europe, the OUP margin decreased to 1.3% for the third quarter of 2024 from 2.0% for the third quarter of 2023 primarily due to decreased activity in higher-margin permanent recruitment services, as noted above, partially offset by a decrease in our selling and administrative expenses as a percent of revenue.

OUP decreased -14.2% (-14.1% in constant currency) in the first nine months of 2024, which represents a 3.7% OUP margin, a decrease from 4.2% in the first nine months of 2023. This OUP decrease was primarily due to decreased profitability in the France reporting unit of $27.2 million. In France, the OUP margin decreased to 3.3% for the first nine months of 2024 compared to 3.9% for the first nine months of 2023 primarily driven by an increase in selling and administrative expenses as a percent of revenue and a decrease in our higher-margin permanent recruitment business. In Italy, the OUP margin decreased to 7.1% for the first nine months of 2024 from 7.3% for the first nine months of 2023 primarily driven by an increase in selling and administrative expenses as a percent of revenue. In Other Southern Europe, the OUP margin decreased to 1.7% for the first nine months of 2024 from 2.1% for the first nine months of 2023 primarily due to a decrease in gross profit margin as we saw decreased activity in higher-margin Experis solutions services, as noted above, partially offset by a decrease in selling and administrative expenses as a percent of revenue.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 35%, 20%, 14%, 11% and 9%, respectively, of Northern Europe’s revenues). In the Northern Europe region, revenues from services decreased -9.4% (-11.0% in constant currency) in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by an $81.6 million decrease in demand for our Manpower and Experis staffing/interim services, a $21.0 million decrease in demand for our Experis solutions services and an $8.5 million decrease in demand for our permanent recruitment services, partially offset by the $15.0 million favorable impact of currency exchange rates. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $25.7 million, the Nordics of $31.8 million, Germany of $19.6 million and Belgium of $6.0 million, which represented revenue decreases of -8.1%, -20.0%, -14.0% and -6.9%, respectively (-10.5%, -19.0%, -14.8% and -7.9%, respectively, in constant currency). These decreases were partially offset by a revenue increase in the Netherlands of $0.5 million, which represented a revenue increase of 0.6% (-0.4% in constant currency).

In the Northern Europe region, revenues from services decreased -10.5% (-11.7% in constant currency) in the first nine months of 2024 compared to the first nine months of 2023, primarily driven by a $264.2 million decrease in demand for our Manpower and Experis staffing/interim services, a $60.2 million decrease in demand for our Experis solutions services and a $26.9 million decrease in demand for our permanent recruitment services, partially offset by the $34.6 million favorable impact of currency exchange rates and a $9.5 million increase in demand for our Talent Solutions outplacement and MSP services. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $98.6 million, the Nordics of $133.6 million, Germany of $52.9 million, the Netherlands of $5.2 million and Belgium of $6.6 million, which represented revenue decreases of -10.0%, -21.6%, -12.5%, -1.8% and -2.8%, respectively (-12.3%, -21.2%, -12.8%, -2.1% and -3.1%, respectively, in constant currency).

Gross profit margin increased by 80 basis points in the third quarter of 2024 compared to the third quarter of 2023. The increase was primarily due to a shift in business mix towards our higher-margin Talent Solutions outplacement and MSP services, which contributed 90 basis points to the increase, an improvement in our staffing/interim margins, which contributed 30 basis points to the increase, and the favorable impact of currency exchange rates, which contributed 10 basis points to the increase. These contributions were partially offset by decreased activity in our higher-margin permanent recruitment business, which had a 50 basis point impact.

Gross profit margin remained flat in the first nine months of 2024 compared to the first nine months of 2023, primarily due to decreased activity in our permanent recruitment business, which had a 40 basis point unfavorable impact, offset by a shift in business mix towards our higher-margin Talent Solutions outplacement services, which had a 40 basis point favorable impact.

Selling and administrative expenses decreased -7.2% (-9.2% in constant currency) in the third quarter of 2024 compared to the third quarter of 2023. The decrease is primarily driven by a $7.4 million decrease in salary-related costs as we experience the impacts of significant restructuring action taken in 2023 and $24.2 million in restructuring costs incurred in the third quarter of 2024 compared to $27.4 million in third quarter of 2023.

Selling and administrative expenses decreased -10.9% (-12.1% in constant currency) in the first nine months of 2024 compared to the first nine months of 2023. The decrease is primarily driven by a $39.9 million decrease in total personnel costs as we experience the impacts of significant restructuring actions taken in 2023 and $24.2 million in restructuring costs incurred in the first nine months of 2024 compared to $37.7 million in first three months of 2023.

OUP in Northern Europe increased 16.1% (18.7% in constant currency) in the third quarter of 2024, which represents a -3.1% OUP margin, an increase from -3.4% in the third quarter of 2023. This OUP increase was primarily driven by an OUP improvement in Germany of $10.5 million. The OUP increase was also driven by a decrease in selling and administrative expenses as we saw the effects of restructuring actions taken in the prior year period, as noted above.

OUP in Northern Europe increased 20.5% (20.8% in constant currency) in the first nine months of 2024, which represents a -1.1% OUP margin, an increase from -1.2% in the first nine months of 2023. This OUP increase was primarily driven by an OUP improvement in Germany of $20.3 million, partially offset by a decrease in profitability in the Nordics, which experienced an aggregate decrease of $9.5 million. The OUP increase was also driven by a decrease in selling and administrative expenses as we saw the effects of restructuring actions taken in the prior year period, as noted above.

APME

Revenues from services decreased -0.3% (increase of 1.6% in constant currency and 3.0% in organic constant currency) in the third quarter of 2024 compared to the third quarter of 2023. In Japan (which represents 52% of APME’s revenues), revenues from services increased 5.8% (9.1% in constant currency), primarily driven by a $24.1 million increase in demand for our Manpower and Experis staffing/interim services, partially offset by the $9.1 million unfavorable impact of currency exchange rates. In Australia (which represents 6% of APME’s revenues), revenues from services decreased -26.1% (-27.7% in constant currency), primarily driven by an $8.9 million decrease in our permanent recruitment business driven by the non-recurrence of a government contract from the prior year period and a $5.1 million decrease in demand for our Manpower and Experis staffing/interim services.

Revenues from services decreased -7.4% (-1.8% in constant currency and -0.5% in organic constant currency) in the first nine months of 2024 compared to the first nine months of 2023. In Japan, revenues from services decreased -1.2% (increase of 8.2% in constant currency), primarily driven by the $79.7 million unfavorable impact of currency exchange rates, partially offset by a $70.9 million increase in demand for our Manpower and Experis staffing/interim services. In Australia, revenues from services decreased -43.4% (-42.9% in constant currency), primarily driven by a $56.0 million decrease in our permanent recruitment business driven by the non-recurrence of a government contract from the prior year period and a $21.3 million decrease in demand for our Manpower and Experis staffing/interim services.

Gross profit margin remained flat in the third quarter of 2024 compared to the third quarter of 2023, primarily due to decreased activity in our permanent recruitment business, particularly Talent Solutions RPO, which decreased 60 basis points, offset by improvement in our staffing/interim margins, which had a 60 basis point offsetting impact.

Gross profit margin decreased 110 basis points in the first nine months 2024 compared to the first nine months 2023, primarily due to decreased activity in our permanent recruitment business, particularly Talent Solutions RPO, which contributed 180 basis points to the decrease, and a decrease in activity across our higher-margin outplacement services, which contributed 20 basis points to the decrease. These contributions were partially offset by improvement in our staffing/interim margins, which had a 90 basis point impact.

Selling and administrative expenses increased 1.1% (2.4% in constant currency and 3.7% in organic constant currency) in the third quarter of 2024 compared to the third quarter of 2023. The increase is primarily due to the $2.2 million in restructuring costs incurred in the third quarter of 2024 compared to $0.8 million in third quarter of 2023 and a $0.9 million increase in consulting and outside services costs associated with our technology and back-office transformation initiatives, partially offset by the $0.9 million favorable impact of currency exchange rates and a $0.9 million decrease in software and software maintenance costs.

Selling and administrative expenses decreased -16.3% (-11.5% in constant currency and -10.4% in organic constant currency) in the first nine months of 2024 compared to the first nine months of 2023. The decrease is primarily driven by an $11.3 million decrease in salary related costs from a reduction in headcount, the $10.7 million favorable impact of currency exchange rates, a $6.0 million decrease in office lease costs and other office related costs and a $4.7 million decrease in consulting and outside services costs.

OUP in APME decreased -5.5% (-1.9% in constant currency and -0.2% in organic constant currency) in the third quarter of 2024, which represents a 4.1% OUP margin, a decrease from 4.3% in the third quarter of 2023. This OUP decrease was primarily driven by an increase in selling and administrative expenses, as noted above, partially offset by increased activity and gross profit margin improvements in our staffing services, as noted above.

OUP in APME decreased -4.4% (increases of 3.3% in constant currency and 4.6% in organic constant currency), in the first nine months of 2024, which represents a 4.1% OUP margin, an increase from 4.0% in the first nine months of 2023. This OUP decrease was primarily driven by the decreased activity in our permanent recruitment business, partially offset by a decrease in selling and administrative expenses, as noted above.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended September 30, 2024, Compared to 2023
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$697.4	(4.5)%	—	(4.5)%	—	(4.5)%
Other Americas	353.1	(7.3)%	(20.4)%	13.1%	—	13.1%
	1,050.5	(5.5)%	(7.0)%	1.5%	—	1.5%
Southern Europe:
France	1,179.7	(2.5)%	0.8%	(3.3)%	—	(3.3)%
Italy	419.1	1.3%	0.8%	0.5%	—	0.5%
Other Southern Europe	496.8	2.4%	0.3%	2.1%	—	2.1%
	2,095.6	(0.6)%	0.7%	(1.3)%	—	(1.3)%
Northern Europe	828.3	(9.4)%	1.6%	(11.0)%	—	(11.0)%
APME	562.8	(0.3)%	(1.9)%	1.6%	(1.4)%	3.0%
	4,537.2
Intercompany Eliminations	(7.0)
Consolidated	$4,530.2	(3.1)%	(1.3)%	(1.8)%	(0.1)%	(1.7)%
Gross Profit	$782.1	(4.8)%	(1.1)%	(3.7)%	(0.2)%	(3.5)%
Selling and Administrative Expenses	$711.3	(5.4)%	(1.0)%	(4.4)%	(0.1)%	(4.3)%
Operating Profit	$70.8	1.5%	(3.0)%	4.5%	(0.4)%	4.9%
(a)
In millions for the three months ended September 30, 2024.

	Nine Months Ended September 30, 2024, Compared to 2023
	Reported Amount(a)	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$2,074.8	(4.9)%	—	(4.9)%	—	(4.9)%
Other Americas	1,076.5	(7.1)%	(21.3)%	14.2%	—	14.2%
	3,151.3	(5.7)%	(7.5)%	1.8%	—	1.8%
Southern Europe:
France	3,483.9	(4.7)%	0.3%	(5.0)%	—	(5.0)%
Italy	1,258.3	(2.7)%	0.3%	(3.0)%	—	(3.0)%
Other Southern Europe	1,432.7	(1.4)%	(1.0)%	(0.4)%	—	(0.4)%
	6,174.9	(3.6)%	(0.1)%	(3.5)%	—	(3.5)%
Northern Europe	2,535.9	(10.5)%	1.2%	(11.7)%	—	(11.7)%
APME	1,639.3	(7.4)%	(5.6)%	(1.8)%	(1.3)%	(0.5)%
	13,501.4
Intercompany Eliminations	(47.2)
Consolidated	$13,454.2	(5.8)%	(2.2)%	(3.6)%	(0.2)%	(3.4)%
Gross Profit	$2,331.7	(8.5)%	(1.9)%	(6.6)%	(0.2)%	(6.4)%
Selling and Administrative Expenses	$2,093.9	(7.0)%	(1.6)%	(5.4)%	(0.2)%	(5.2)%
Operating Profit	$237.8	(19.5)%	(3.9)%	(15.6)%	(0.1)%	(15.5)%
(a)
In millions for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2024, we had $345.1 million of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

Cash provided by operating activities was $61.6 million during the nine months ended September 30, 2024, as compared to $234.5 million during the nine months ended September 30, 2023. Changes in operating assets and liabilities utilized $155.8 million of cash during the nine months ended September 30, 2024 compared to $42.1 million utilized during the nine months ended September 30, 2023. These changes were primarily attributable to the timing of collections and payments. Accounts receivable decreased to $4,592.8 million as of September 30, 2024 from $4,830.0 million as of December 31, 2023 primarily due to the revenue decline and the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by three days from December 31, 2023 to 57 days as of September 30, 2024.

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

Conversely, as the demand for our services declines, we generally experience a decrease in our working capital needs, as the existing accounts receivable are collected and not replaced at the same level, resulting in a decline of our accounts receivable balance, with less of an effect on current liabilities due to the shorter cycle time of the payroll related items. While this may result in an increase in our operating cash flows, longer payment terms and timing of payroll, tax and supplier-related payments significantly impact our cash position and cash flows each period. Any increase in operating cash flows from an economic slowdown would not be sustained in the event that a downturn continues for an extended period, as we are seeing in the current economic cycle.

Capital expenditures were $39.8 million for the nine months ended September 30, 2024 compared to $55.1 million for the nine months ended September 30, 2023. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. The lower expenditures in 2024 compared to 2023 are primarily due to the timing of the expenditures.

From time to time, we acquire and invest in companies throughout the world, including franchises. For the nine months ended September 30, 2024, total cash consideration paid for acquisitions, net of cash acquired, was $7.7 million, which represents a consideration payment for a franchise in the United States and contingent consideration payment related to a previous acquisition. No cash consideration was paid during the nine months ended September 30, 2023.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. On September 29, 2023, we disposed of our Philippines business in our APME segment for total consideration of $6.5 million. In connection with the disposition, we recognized a one-time net loss on disposition of $1.3 million.

Net borrowings were $13.3 million as compared to net debt repayments of $13.7 million in the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

Our $600.0 million revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 2.48 to 1 and a fixed charge coverage ratio of 3.21 to 1 as of September 30, 2024. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

As of September 30, 2024, we had letters of credit of $0.4 million issued under our $600.0 million revolving credit facility, as well as $9.0 million drawn under our uncommitted credit facility. We made those borrowings in order to fund our working capital needs. Additional borrowings of $599.6 million were available to us under our $600.0 million revolving credit facility as of September 30, 2024.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet the working capital needs of our subsidiary operations. As of September 30, 2024, such uncommitted credit lines totaled $312.1 million, of which $294.8 million was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 million in the first, second and fourth quarters, and $600.0 million in the third quarter of each year.

We have assessed our liquidity position as of September 30, 2024 and for the near future. As of September 30, 2024, our cash and cash equivalents balance was $410.9 million. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 million of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 million and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines to meet the working capital needs of our subsidiaries, of which $294.8 million was available to use as of September 30, 2024. Our €500.0 ($555.5) million notes mature in June 2026, and our €400.0 ($442.7) million notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

The Board of Directors declared a semi-annual dividend of $1.54 and $1.47 per share on May 3, 2024 and May 5, 2023, respectively. The 2024 dividends were paid on June 14, 2024 to shareholders of record as of June 3, 2024. The 2023 dividends were paid on June 15, 2023 to shareholders of record as of June 1, 2023.

In August 2023 and August 2021, the Board of Directors authorized the repurchase of 5.0 million shares and 4.0 million shares of our common stock, respectively. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the nine months ended September 30, 2024, we repurchased a total of 1.5 million shares under the 2023 authorization at a cost of $106.0 million. During the nine months ended September 30, 2023, we repurchased a total of 1.7 million shares under the 2021 authorization at a cost of $129.8 million. As of September 30, 2024, there were 3.1 million shares remaining authorized for repurchase under the 2023 authorization and no shares remaining authorized for repurchase under the 2021 authorization.

We had aggregate commitments of $2,202.3 million as of September 30, 2024 related to debt, operating leases, severance and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,320.5 million as of December 31, 2023.

We also have entered into guarantee contracts and stand-by letters of credit totaling $694.1 million and $745.7 million as of September 30, 2024 and December 31, 2023, respectively ($647.3 million and $696.9 million for guarantees as of September 30, 2024 and December 31, 2023, respectively, and $46.8 and $48.8 million for stand-by letters of credit, respectively). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit were $1.1 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively.

During the three and nine months ended September 30, 2024, we recorded $37.6 million in restructuring costs. During the three and nine months ended September 30, 2023, we recorded $38.1 million and $59.2 million, respectively, in restructuring costs. Payments made from the restructuring reserve were $19.7 million and $70.7 million during the three and nine months ended September 30, 2024, respectively. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories.

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

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment test during the third quarter of 2024 included: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates, and a terminal value multiple. The expected future revenue growth rates and operating unit profit margins were determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential, and our expectations of future business performance.

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

We performed our annual impairment test of our goodwill during the third quarter of 2024 and there was no impairment of our goodwill. Refer to Note 1 for results of our annual goodwill impairment testing.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the third quarter of 2024. As of September 30, 2024, there were 3.1 million shares remaining authorized for repurchase under the 2023 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 - 31, 2024	259,734		$69.22	259,734	3,302,000
August 1 - 31, 2024	84,453		$71.05	84,453	3,217,547
September 1 - 30, 2024	70,851	(1)	$70.32	70,782	3,146,765
Total	415,038		$69.78	414,969	3,146,765

(1) Includes 69 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by a certain officer in settlement of restricted stock.

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

(d) advice regarding the company's ESG program and compliance with and interpretation of sustainability regulations such as Corporate Sustainability Reporting Directive (“CSRD”).

Trading Plans

During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

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

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Date: November 8, 2024

/s/ John T. McGinnis
John T. McGinnis
Executive Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Eric Rozek
Eric Rozek
Vice President and Global Controller (Principal Accounting Officer)