Form 10-K
period 2024-12-31
ManpowerGroup Inc.
filed 2025-02-19
CIK 871763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,329,979,382 as of June 30, 2024. As of February 17, 2025, there were 46,692,203 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Milwaukee, WI

Table of Contents

ManpowerGroup Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2024

Part I

PART I

The terms “we,” “our,” “us,” "ManpowerGroup," or “the Company” refer to ManpowerGroup Inc. and its consolidated subsidiaries.

Item 1. Business

Introduction and History

ManpowerGroup Inc. is a global leader in innovative workforce solutions. Through our network of over 2,100 offices in approximately 75 countries and territories, we put millions of people to work each year with our global, multinational and local clients across all major industry segments. Our strong and distinct brands provide specialized solutions that drive organizations forward, accelerate individual success and help build more sustainable communities. We power the future of work.

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

Part I

Our leadership position enables us to be a pathway to quality employment opportunities for people at all points in their career journey and we have connected people to meaningful work for over 75 years. Governments and policy makers in the markets where we operate look to us to provide employment advice, opportunities and training to assist the unemployed in gaining the skills they need to enter the workforce, providing a bridge to employment and helping build more sustainable communities.

We, and our predecessors, have been in business since 1948 when we were incorporated as a Wisconsin corporation, and have had our shares listed on the New York Stock Exchange since 1967.

Our website is www.manpowergroup.com. The Investor Relations section (investor.manpowergroup.com) provides our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we also make available through our website:

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
•
our outside director stock ownership guidelines; and
•
our regular updates on sustainability.

Documents available on the website are also available in print for any shareholder who requests them. Requests may be made by writing to Secretary, ManpowerGroup, 100 Manpower Place, Milwaukee, Wisconsin 53212. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

Part I

The nature of our operations is such that our most significant current asset is accounts receivable, with a days sales outstanding of 52 days as of December 31, 2024. Our most significant current liabilities are payroll related costs, which are generally paid either weekly or monthly. As the demand for our services increases, we generally see an increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows.

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

Our portfolio of recruitment services includes permanent, temporary and contract recruitment of professionals, as well as administrative, industrial and IT professional positions. These services are provided under our Manpower and Experis brands. We have provided services under our core Manpower brand for over 75 years with a primary focus on the areas of office and industrial services and solutions. Our Talent Based Outsourcing offering within our Manpower brand includes outcome-based solutions such as management of financial and administrative processes, including call center and customer service activities.

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

Americas

We provide services as Manpower, Experis and Talent Solutions through both branch and franchise offices. The Americas segment had 416 branch and 137 franchise offices as of December 31, 2024. In the United States, where we realized 65% of the Americas’ revenue, we had 288 branch and 130 franchise offices as of December 31, 2024, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Other Americas, the largest operations of which include Canada, Mexico and Colombia, we had 128 branch and 7 franchise offices as of December 31, 2024. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise.

Part I

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

Our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection, and training. Our Talent Solutions operations provide a variety of workforce solutions offerings including RPO, MSP and Right Management. During 2024 in this segment, 90% of revenues were derived from our staffing/interim services, 4% from permanent recruitment services, 2% from outcome-based solutions and consulting and 4% from other services.

Southern Europe

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe. The Southern Europe segment had 1,166 branch offices as of December 31, 2024. Our largest operations in this segment are in France (56% of the segment revenue) and Italy (20% of the segment revenue).

We conduct our operations in France as a leading workforce solutions and service provider through 647 branch offices as Manpower, Experis and Talent Solutions, and 169 branch offices under the name Supplay as of December 31, 2024. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominantly focused on recruitment for industrial positions. During 2024 in France, 91% of revenues were derived from our staffing/interim services, 1% from permanent recruitment services, 6% from outcome-based solutions and consulting and 2% from other services.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2024, ManpowerGroup Italy conducted operations through a network of 204 branch offices. It provides a comprehensive suite of workforce solutions and services offered through Manpower, Experis or Talent Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2024 in Italy, 93% of revenues were derived from our staffing/interim services, 3% from permanent recruitment services, 2% from outcome-based solutions and consulting and 2% from other services.

Northern Europe

Our largest operations in Northern Europe are in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium providing a comprehensive suite of workforce solutions and services through Manpower, Experis, and Talent Solutions. Collectively, we operate through 282 branch offices in this region.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2024, we conducted operations in the United Kingdom as Manpower, Experis and Talent Solutions through a network of 46 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. In the United Kingdom, we also conduct operations as Brook Street Bureau PLC, or Brook Street. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

During 2024 in Northern Europe, 85% of revenues were derived from our staffing/interim services, 4% from permanent recruitment services, 8% from outcome-based solutions and consulting and 3% from other services.

APME

We operate through 110 branch offices in the Asia Pacific Middle East (APME) region. The largest of these operations are located in Japan and India, which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and Talent Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2024 in this segment, 81% of revenues were derived from our staffing/interim services, 2% from permanent recruitment services, 15% from outcome-based solutions and consulting and 2% from other services.

Part I

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

Our client mix consists of both small- and medium-size businesses, and large national and multinational clients. Client relationships with small- and medium-size businesses are based on a local or regional relationship, and tend to rely less on longer-term contracts, and the competitors for this business are primarily locally-owned businesses. On the other hand, the large national and multinational clients, which comprised approximately 60% of our revenues in 2024, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed.

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

Part I

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

Employees

We had approximately 26,700 full-time equivalent employees as of December 31, 2024. In addition, we recruit millions of permanent, temporary and contract workers on a worldwide basis each year on behalf of our clients.

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

Human Capital

We Are a Workforce Solutions and Human Capital Company.

Human capital management is at the core of our business. Our purpose is to provide meaningful and sustainable employment and is rooted in our values: People, Knowledge and Innovation. Our 26,700 employees, spanning approximately 75 countries, help improve the lives of approximately 500,000 workers daily by providing guidance, advice, assessments, coaching, upskilling, reskilling and pathways to long-term sustainable employment. These efforts support local economies by increasing employability and opportunity for the millions of lives that we reach each year.

Through our sustainability report Working to Change the World, we report progress on our People & Prosperity pillar, where we are focused on being Creators of Talent at Scale, championing diversity, and improving employability and prosperity. For over 75 years, we have developed global insights on the issues and trends impacting organizations and individuals in today’s fast changing world of work. Our own research and solutions, coupled with partnerships with clients and Non-Governmental Organizations (e.g. World Economic Forum, World Employment Confederation and Junior Achievement, among others), enable us to advance the global discussion around the future of work and future for workers. These include the impact of digitization and generative AI, the green transition and shift in in-demand skills, exacerbating talent shortages, and the increased need for reskilling and upskilling. Our most recent annual Talent Shortage Survey reported that 74% of companies cannot find the skilled workers they need.

Part I

We Seek to Create Talent at Scale.

Our Manpower MyPath program is designed to deliver targeted upskilling at speed and scale to our Manpower associates in order to accelerate their employability at higher wage levels, while also growing the pool of in-demand talent for our clients. Through this program, Manpower recruiters provide personalized and data-driven guidance, development, training, and access to jobs especially in growth sectors including advanced manufacturing, information technology, supply chain and customer service. MyPath has impacted over 270,000 lives through 2024, and MyPath associates now represent 30% of our associate talent pool in MyPath certified countries, across over 14,000 clients and 12 markets.

We are also targeting the creation of IT talent through our Experis Academy. This accelerated development program features custom-designed curricula to upskill people into specialized roles that can meet the demand for cloud, infrastructure, business transformation and digital workforce skills. Paired with coaching and soft skills training, upon completion most Academy graduates receive a permanent job offer from our clients. Through the end of 2024, we have trained more than 4,500 developers while also bridging the skills gaps for more than 170 tech companies across approximately 20 countries.

We Are Focused on Strengthening Our Culture and Developing Our People.

Our Global Footprint

We have a global footprint, though our teams are managed locally: 31% of our people are in the Americas, 33% in Southern Europe, 19% in Northern Europe and 17% in Asia Pacific/Middle East.

Developing our People

We believe our success in creating value for individuals and organizations around the world will depend on our ability to leverage the potential of our own people. We are investing in our people to support both our strategic ambitions and their personal goals.

In 2024, we continued to broaden and deepen our investment through our Leadership Development Programs, incorporating the 3 E’s of our development philosophy: Education, Exposure and Experience.

•
For our Future Leaders Program (FLP) that targets individual contributors wanting to take on their first managerial role, 110 employees completed this program in 2024 and a total of 955 employees have completed the program since its inception in 2019.
•
For our Accelerated Leadership Program (XLP) that targets current managers ready to move into bigger or more complex roles, 20 employees completed this program in 2024 - and a total of 101 employees have completed the program since it began in 2022.
•
For our Strategic Leadership Program (SLP) that focuses on senior leaders to prepare them to move into the Global Leadership team, 42 employees completed the program since the program began in 2022. The program runs every other year and our next cohort will start in 2025 with 12 employees identified through talent planning and calibration.

Upon completion of these programs, the majority of our participants have made positive leadership career moves.

Strengthening our Culture

We believe that all people deserve to feel safe, respected and able to thrive in the workplace. Our focus encompasses four areas of focus : (1) globally, support gender diversity at leadership levels; (2) locally, address a second dimension of diversity based on gaps or opportunities within a country; (3) culturally, foster an inclusive environment that supports our diverse workforce; and (4) societally, advance employment security for workers while promoting upskilling, well-being, flexibility and income opportunity.

Part I

Our Board of Directors has exceeded 30% gender diversity for more than 10 years. As of December 31, 2024, 18% are racially diverse and 36% are non-US born. Our Executive Leadership Team, which reports directly to the CEO, is 30% women, 40% racially diverse and 70% non-US born. Our Global Leadership Team, the top 86 leaders in the company, is 38% women. Gender diversity across all our markets globally aligns to our values. We will continue to develop our talent across all markets and at all levels, including working to ensure that the gender diversity of our leadership is aligned to the representation of the organization. Diversity in our workplaces also means that we prioritize people’s health and wellbeing and have committed to flexible work models across the globe to attract, engage and retain our people. In several markets, we have launched initiatives and trained our managers to promote greater awareness of mental wellbeing. We see diversity as a strategic enabler of our business and therefore we are focused on actions to support our diverse organization, our culture and the impact we have on the communities we serve across the globe.

Additionally, encouraging active engagement among our workforce is important for nurturing a strong and inclusive culture. We believe regular pulse surveys offer valuable insights into employee sentiments, spanning various areas such as the effectiveness of our People & Culture strategy, leadership assessments, ethics, values, and developmental opportunities. Our Culture Matters initiative has been refined, and we incorporated these behaviors into Our Standards. Our business strategy guides our actions for achieving our goals, and the behaviors in Our Standards—Clarity, Care, and Grow— illustrate how we execute these strategies. We believe our global leaders should provide clarity to our people and our clients, care about themselves and others through our people practices, and make decisions that grow our business and ourselves. Our core belief is that for ManpowerGroup to be successful, each of us needs to be accountable to delivering on these at all levels of our organization.

In 2024, we conducted a global employee survey with over 22,000 staff participating, achieving an 80% response rate. Over 11,000 employees left nearly 26,000 comments to help leaders improve the employee experience at ManpowerGroup.

Part I

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
Risks related to the emergence of AI;
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
•
Our sustainability strategy exposes us to business risks;
•
Costs or disruptions resulting from acquisitions we complete; and
•
Risks related to dispositions we may undertake via sales, franchises, joint ventures or other exit activities.

Part I

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

Part I

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

Economic conditions in the countries and territories where we do business may be affected by recent or emerging events, such as the rise of populism, political volatility, civil violence and unrest, election results or other changes in ruling parties or governmental leadership, trade disputes, protectionism or changes in global trade policies, capital flows, the global refugee crisis, social justice movements, energy shortages or instability in the global energy market, global health crises, changes in immigration policy, the impact of supply chain challenges on our clients, changes in employment policy, changes in interest rates, inflation, the impact of terrorist activity, or by other political or economic developments. In addition, there is a risk the current inflationary environment and efforts to combat inflation could have an impact on the countries and territories where we do business. We are particularly susceptible to changes in demand patterns and economic conditions in Europe, which represents two of our operating segments and 64% of our revenue.

There is a risk that economic conditions in European markets or elsewhere may continue to be negatively impacted by geopolitical events. In recent years these have included labor unrest, civil protest, heightened trade tensions, refugee crises, and military conflicts, including the ongoing conflicts between Russia and Ukraine and Israel and Hamas. We cannot predict the potential consequences arising from these conflicts and the further escalation of geopolitical tensions globally, including whether they could have an effect on the global economy and on our business and results of operations. Geopolitical events could give rise to the imposition of further sanctions, regional or international expansion of current conflicts, instability in energy supplies, potential retaliatory action by governments, heightened cybersecurity threats, disruptions in the global supply chain, volatility in foreign exchange rates, and inflationary pressures. Any of these events or trends could have a material adverse effect on our business and operating results, particularly our European operations.

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

There is a risk we may not be able to respond with sufficient speed and agility to the needs of our diverse clients, which span all industries and whose needs may change rapidly as their businesses and industries evolve. The size and breadth of our organization, comprising approximately 26,700 employees based out of over 2,100 offices in approximately 75 countries and territories, may make it difficult for us to effectively manage our resources, to maintain our corporate culture throughout the organization, to drive service improvements and to provide coordinated solutions to our clients who require our services in multiple locations. For example, client demands for uniform service across borders may be difficult to satisfy because of variation in local laws and customs. We see a trend in more multi-country and enterprise-level relationships, and we may have difficulty in profitably managing and delivering projects involving multiple countries. Also, our size and organizational structure may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If we are not effective at anticipating or meeting the widely ranging needs of our current and prospective clients, or our competitors are more agile or effective at doing so, our business and financial results could be materially adversely affected.

Part I

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

The worldwide employment services industry is highly competitive with limited barriers to entry in many markets, and in recent years has undergone significant consolidation. We compete in markets throughout the world with full-service and specialized employment services agencies. Several of our global competitors have very substantial marketing and financial resources and may be better positioned in certain markets. Portions of our industry may become increasingly commoditized, with the result that competition in key areas could become more focused on pricing. We expect that we will continue to experience pressure on price from competitors and clients. There is a risk that we will not compete effectively, including on price, which could limit our ability to maintain or increase our market share and could materially adversely affect our financial results. This may worsen as clients increasingly take advantage of low-cost alternatives including using their own in-house resources rather than engaging a third party. The increased availability and maturation of artificial intelligence (AI) tools may enable clients to use advanced automation capabilities in lieu of services provided by our employees, contractors and associates.

We could incur liabilities or suffer reputational damage from a cyberattack or improper disclosure or loss of personal or confidential data, and our use of data is subject to complex and ever-changing privacy and cybersecurity legal requirements that could negatively impact our business or subject us to claims and/or fines for non-compliance.

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment data, about our employees, clients, associates and candidates, a portion of which is personal data and/or confidential data. We expect our use of data to increase, including through the use of analytics, AI and machine learning (ML). In engaging in these data-related activities, we rely on our own technology systems and software, and those of third-party vendors we use for a variety of processes, including, but not limited to cloud-based technology and systems, mobile technologies and social media. Unauthorized access to, disclosure, modification, use or loss of personal or confidential data may occur through various methods. These include, but are not limited to, ransomware, systems failure, employee negligence or malfeasance, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees, vendors or third parties, including a cyberattack by hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy supply chain interruptions, social engineering attacks, viruses, worms or other malicious software programs, or obtain credentials to our systems through other unrelated cyberattacks.

An incident involving disclosure, system failure, data modification, loss or security breach could harm our reputation and subject us to significant monetary damages or losses, litigation, negative publicity, regulatory enforcement actions, fines, criminal prosecution, as well as liability under our contracts and laws that protect personal and/or confidential data, resulting in increased costs or loss of revenues. Cybersecurity threats continue to increase in frequency and sophistication, thereby increasing the difficulty of detecting and defending against them. In the past, we have experienced data security breaches resulting from unauthorized access to our systems and other fraudulent activities, such as social engineering, which to date have not had a material impact on our operations or financial results. We regularly engage an independent external security firm to assess our defenses to a potential cyberattack, and these assessments may uncover new or additional vulnerabilities and weaknesses that could lead to a compromise of our systems and/or a loss of personal data. In a recent evaluation, vulnerabilities were identified that could facilitate or contribute to a security incident involving personal data. The assessment firm was able to penetrate defensive protections adopted by us, as well as protections that we obtain from third party providers. We are prioritizing the resolution of security gaps that could lead to a loss of personal data or to other damage. Despite our efforts to identify and address vulnerabilities in our systems, vulnerabilities in software products used by us are disclosed by our software providers on a daily basis, and attackers grow continuously more sophisticated in their attack methods, which may additionally make use of AI technology such as AI-generated 'deep-fake' impersonation or social engineering, making it impossible to give assurance that our cybersecurity efforts will be successful.

Part I

There is a risk that our and our third-party vendors’ preventative security controls and practices will be inadequate to prevent unauthorized access to, disclosure of, or loss of personal and/or confidential data, or fraudulent activity, especially given that third party attacks have become more common. In the past, our data has been exposed due to data security breaches at our third party vendors, but to date none of these incidents have had a material impact on our operations or financial results. Any such future events, such as unauthorized access or fraudulent activity with our third party vendors could have a material adverse effect on our business and financial results.

More of our employees are working from their homes or other remote locations than before, which makes it more difficult for us to monitor their activities, the security of their work locations, insider threats, and data exfiltration. This has increased the risk of security incidents, which could include unauthorized access to, disclosure of, or loss of personal and/or confidential data, as well as other types of fraudulent activity. Any such unauthorized access or fraudulent activity could have a material adverse effect on our business and financial results.

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

Risks and uncertainties related to the development and use of AI could harm our business operations, reduce demand for our services, and raise legal or regulatory challenges .

Leveraging AI-based technology for our internal operations and service offerings presents risks, costs, and challenges as we begin to implement AI capabilities, including generative AI, to improve our operating efficiency and develop client offerings. If we fail to continue to develop and implement AI-based services and solutions or if those technologies fail to perform as predicted, we may not be able to recover our investment in these technologies and we may fail to realize the potential benefits of AI.

Part I

The rapidly increasing deployment of AI technology by our customers may lead to reduced demand for our services and solutions. As these technologies evolve, some services and tasks currently performed by our associates may be replaced by AI automation, which could lead to reduced demand for our services if we cannot replace such demand with new services.

The development, adoption, and use of AI technologies is still in early stages and could involve significant legal, reputational and financial harm. AI algorithms and training methodologies may be flawed and datasets may be overbroad, insufficient, or contain biased information. Moreover, the use of AI may give rise to risks related to harmful content, accuracy, bias, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity and health and safety, among others. These risks also bring the possibility of new or enhanced governmental or regulatory scrutiny, litigation or other legal liability, or ethical concerns that could adversely affect our business, reputation, or financial results.

Evolving rules, regulations, and industry standards governing AI may require us to incur significant costs to modify, maintain, or align our business practices, services and solutions to comply with US and non-US rules and regulations, the nature of which cannot be determined at this time and may be inconsistent across jurisdictions. Several jurisdictions where we operate are considering or have enacted legislation and policies regulating AI, such as the European Union’s AI Act. These regulations may impose significant requirements on how we design, build and deploy AI and use AI to make employment decisions on behalf of ourselves or our clients.

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

Part I

Our global operations subject us to certain risks beyond our control.

With operations in approximately 75 countries and territories around the world, we are subject to numerous risks outside of our control, including risks arising from political unrest and other political events, regional and international hostilities and international responses to these hostilities, strikes and other worker unrest, natural disasters, the impact of global climate change, acts of war, terrorism, international conflict, severe weather conditions, pandemics, and other global health emergencies, disruptions of infrastructure and utilities including energy, cyberattacks, and other events beyond our control.

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

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property including the value of our brands. Existing laws of the various countries in which we provide services or solutions may offer only limited protection. We rely upon a combination of trade secrets, confidentiality, license and other contractual agreements, and copyright and trademark laws to protect our intellectual property rights. We cannot be certain that the legal steps we are taking around the world are sufficient to protect our intellectual property rights and may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties. In addition, our intellectual property rights may not prevent competitors from independently developing products, services and solutions similar to ours. Failure to adequately protect our intellectual property rights, or changes in law that diminish or remove our current legal protections could have a material adverse impact on our business and financial results.

In addition, we cannot be sure that our services and solutions do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future.

Part I

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

Our business strategy also includes continuing efforts to transform how we use personnel and technology to manage our financial administration and to enhance our delivery of services. For example, in 2024 we continued to progress in our deployment of PowerSuite, our global cloud-based platforms for front and back office. In addition, during 2024, we opened our Global Business Services center in Porto, Portugal, our regional finance center to serve all of Europe and a central component of our global strategy to standardize, centralize and transform finance service delivery.

These projects are complex and may consume considerable financial and personnel resources. The goal of these transformation initiatives is to become a more agile and effective competitor, to reduce the cost of operating our business and to increase our operating profit and operating profit margin. However, as these efforts may consume considerable resources, they may put pressure on our operating results or ability to address other priorities. They may not be successful, may not be achieved within our timing and cost estimates, and may not ultimately reduce our operating costs or prevent the return of any costs that are eliminated. Additionally, reductions in personnel and other changes emerging from these projects could materially adversely affect our ability to effectively operate our business. If, for these or other reasons, we are not successful in implementing our business strategy or achieving the anticipated results of our transformation initiatives, our business, financial condition, results of operations, and internal control over financial reporting could be materially adversely affected.

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

Additionally, our business is reliant on a variety of technologies, including those which support applicant on-boarding and tracking systems, order management, billing, payroll, and client data analytics. There is a risk we will not sufficiently invest in technology or industry developments, or evolve our business with the right strategic investments, or at sufficient speed and scale, to adapt to changes in our marketplace. Similarly, from time to time we make strategic commitments to particular technologies to recruit, manage or analyze our workforce or support our business, and there is a risk they will be unsuccessful. Additionally, there are risks and uncertainties associated with our use of, and client demand for, AI technologies which could expose us to regulatory, legal, reputational or financial harm. These and similar risks could have a negative effect on our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage in the marketplace.

Part I

Our sustainability commitments and disclosures may expose us to risks, legal liability, and increased costs.

Our business could be impacted in several ways by our corporate sustainability initiatives, including our goals for sustainability, diversity, and inclusion.

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
•
Positions we take, or do not take, on politically sensitive social issues or other sustainability matters may be unpopular with certain existing or potential clients and employees, which may impact our ability to attract and retain those clients and employees.
•
We may experience increased compliance burdens and costs in order to implement our initiatives, including those costs associated with any new legal or regulatory requirements (such as the EU Corporate Sustainability Reporting Directive (CSRD)), or voluntary standards and commitments, designed to mitigate climate change or address human capital management concerns. We will be required to report on CSRD commencing in 2025 (filing in 2026) and will be subject to limited assurance requirements by a third party. If we are not able to implement processes and controls to accumulate data to support the disclosures in a timely manner, we may not be able to meet the regulatory requirements and reporting timelines or fail to meet the limited assurance requirements.
•
Our ability to achieve our sustainability commitments may be subject to numerous external factors outside of our control, including: (1) the availability and cost of low-carbon energy sources; (2) evolving regulatory requirements affecting sustainability standards or disclosures; (3) the availability of vendors and other business partners that can meet our sustainability, diversity, and other standards; and (4) our ability to recruit, develop, and retain diverse talent.
•
Standard methodologies and frameworks, as well as our processes and controls, for measuring and reporting sustainability matters across our operations are continuously evolving, including sustainability-related disclosures that may be required by the SEC, European and other regulators; and such changing standards could result in significant revisions to our current goals, reported progress in achieving such goals, or our ability to achieve such goals in the future. Methodologies for reporting sustainability data may be updated and previously reported sustainability data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances.
•
Our positions and disclosures on these matters may be challenged by the US Federal government or state governments. For example, on January 21, 2025, President Trump issued an Executive Order directing the Attorney General to make recommendations for enforcing Federal civil rights laws and taking other appropriate measures to encourage the private sector to end illegal discrimination and preferences, including a proposed strategic enforcement plan. Despite our efforts to ensure that our positions on these matters are compliant with all applicable laws, any challenges may be costly and time-consuming to resolve, and may not be resolved in our favor, which may have a material adverse effect on our business, including our ability to attract and retain employees, our reputation and our results of operations.

Our acquisition strategy may be unsuccessful and may introduce unexpected costs.

From time to time, we make acquisitions of other companies or operating assets. These activities involve significant strategic and operational risks, including:

•
in some instances, we have failed to, and may in the future fail to achieve our strategic objectives or fail to meet our performance expectations, including as a result of challenges integrating the acquired company and assimilating their corporate culture;
•
over-valuation by us of any companies or assets that we acquire;
•
we may have difficulties integrating the operations, leadership, personnel, financial reporting, services or other functions of acquired companies;
•
we have experienced, and may in the future experience disputes that arise with the sellers;
•
we may fail to effectively monitor compliance with corporate policies as well as regulatory requirements;

Part I

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

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. The integration of prior acquisitions, as well as entry into future acquisition transactions, could materially adversely affect our business, financial condition, results of operations and liquidity. Additionally, we have incurred, and may in the future incur impairment losses on goodwill and other intangible assets with an indefinite life or restructuring charges as a result of acquisitions we make.

From time to time, we undertake dispositions via sales, franchises, joint ventures or other exit activities, and we may face risks related to such transactions.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. We have engaged in such dispositions in the past, including the dispositions of our businesses in Korea and Austria in 2024, the Philippines in 2023 and Russia and Hungary in 2022, respectively. We expect that we will continue to dispose of portions of our business that are not meeting our performance or strategic objectives. Among other alternatives, this could take the form of a closure of a business, the contribution of the business to a joint venture, or an exit by means of a sale to, or a franchise arrangement with, a third party. There are risks and costs associated with any exit activities, which could include difficulties in the separation of operations, services or personnel, the diversion of management attention, and the disruption of our business. Any such transactions may require regulatory or governmental approvals, which could impede the transaction. Divestitures may also involve continued financial involvement in, or liability with respect to, the divested businesses. As a result of divestiture transactions, we could incur severance charges for personnel and payments for lease and other commitments, charges from the impairment or write-off of assets, and other financial loss due to the transaction. Furthermore, there is the risk that we might lose customers, in particular multinational clients with operations in the exited countries or operations. Additionally, if we choose to enter into a franchise arrangement for a third party to operate our business in the exited region using our trademarks and other licensed assets, we face potential counterparty and reputational risks arising from the franchisee’s operation of the business. The reputational risks include the risk that marketplace participants, including clients, candidates and the media, may believe that we continue to control the operations of a divested or franchised business that operates utilizing our name or other trademarks.

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

During 2024, approximately 85% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, $952.8 million of our outstanding indebtedness as of December 31, 2024 was denominated in foreign currencies, including $928.4 million related to our Euro-denominated notes (€900.0 million). Increases or decreases in the value of the United States dollar against other major currencies, or the imposition of limitations on conversion of foreign currencies into United States dollars, could affect our revenues, operating profit and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Euro, could have a material adverse effect on our reported results and shareholders’ equity, however, such fluctuations generally do not affect our cash flow or result in actual economic gains or losses unless we repatriate funds. Furthermore, the volatility of currencies may make year-over-year comparability of our financial results difficult.

Part I

We seek to mitigate our exposure to foreign currency fluctuations by utilizing net investment hedges and, from time to time, foreign currency forward exchange contracts and cross-currency swaps. Our Euro-denominated notes are designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2024, to mitigate our Euro currency translation exposure. The effectiveness of this hedge in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain or uneven demand for our services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none at all, of the material adverse financial effects of unfavorable fluctuations in foreign exchange rates over the time the hedge is in place or effective.

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

As of December 31, 2024, we had $952.8 million of total debt. Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

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

Part I

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

In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, a number of members of the Organization for Economic Co-operation and Development have agreed to enact the Pillar Two international tax reform, which introduces a global minimum effective tax rate whereby certain multinational groups are subject to a 15% minimum tax on income derived in low-tax jurisdictions. These rules became effective in some countries in 2024. As another example, in February 2025 the French government enacted legislation resulting in a one-year temporary increase in the corporate income tax rate for our French business from 25.825% to 36.125% for 2025 and a three-year delay to the scheduled phase-out of the French business tax (CVAE). We estimate this legislation will increase our consolidated global effective tax rate in the range of 4% to 5% based on current projections. These proposed and enacted changes in tax laws, treaties or regulations, or their interpretation or enforcement, could have a material adverse impact on our current or future tax positions.

Part I

The price of our common stock may fluctuate significantly, which may result in losses for investors.

The market price for our common stock may be subject to significant volatility. For example, during 2024, the price of our common stock as reported on the New York Stock Exchange ranged from a high of $79.12 to a low of $56.82. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

In many jurisdictions in which we operate, such as France, Italy, Germany, Japan and Mexico, the employment services industry is heavily regulated and scrutinized. For example, in 2021, legislation was adopted in Mexico that affects many types of temporary placements under the country’s labor laws. The law broadly prohibits the provision of our traditional temporary staffing services, only allowing outsourced worker assignments for special, deliverables-based projects outside of the client’s core business activity. This has had a material adverse impact on our business in Mexico. In Europe, governmental regulations in Germany restrict the length of contracts and the industries in which our associates may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of our associates. Additionally, in some countries, trade unions have used the political process to target our industry in an effort to increase the regulatory burden and expense associated with offering or utilizing contingent workforce solutions. Moreover, many countries, including the Netherlands and Japan, have established regulations that require equal-pay for equal-work for temporary workers and fixed term employees. Furthermore, some countries are adopting more restrictive immigration regulations, which may lead to greater expense or inability to fulfill client demand, particularly in our cross-border Talent Solutions business. All of these continuously-evolving regulations could have a significant impact on our revenues, costs, and operating margins.

The countries and territories in which we operate may, among other things:

•
create additional regulations that prohibit or restrict the types of employment services or categories of job roles that we may provide;
•
expand governmental or regulatory scrutiny of the use of AI within the employment context or recruitment process;
•
require new or additional benefits be paid to our associates;
•
require pay parity for our associates or impose mandatory thresholds for employee diversity;
•
regulate the period of time for which we may or may not employ our workers, including maximum term limits or minimum time requirements for associates on assignment at our clients;

Part I

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

Part I

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

Part I

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

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our operations and the services we provide to clients as well as loss, misuse or theft of personal information (candidates, associates, vendors, clients and employees) and other data, confidential information or intellectual property, and we have experienced data exposures in the past. However, to date these incidents have not had a material impact on our services, information systems or business. Any significant disruption to our services or access to our systems could result in a loss of clients and adversely affect our business and results of operations. Further, a penetration of our information systems or a third-party’s information systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition, and results of operations. See Item 1A of Part I, “Risk Factors,” under the heading “We could incur liabilities or suffer reputational damage from a cyberattack or improper disclosure or loss of personal or confidential data, and our use of data is subject to complex and ever-changing privacy and cybersecurity legal requirements that could negatively impact our business or subject us to claims and/or fines for non-compliance,” which should be read in conjunction with the information above.

The Chief Information Security Officer (CISO) leads our global information security organization responsible for overseeing the Company’s information security program. Our CISO has over 30 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at various technology companies. The global information security organization provides regular reports to senior management on various cybersecurity threats, assessments and findings.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part I

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

(as of February 19, 2025)

Name of Officer	Office

Jonas Prising Age 60

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

John T. McGinnis Age 58

Executive Vice President, Chief Financial Officer of ManpowerGroup since February 2016. Global Controller of Morgan Stanley from January 2014 to February 2016. Chief Financial Officer, HSBC North America from July 2012 to January 2014. Chief Financial Officer, HSBC Bank USA from July 2010 to January 2014. An employee of ManpowerGroup since February 2016.

Becky Frankiewicz Age 53

Regional President, North America and Chief Commercial Officer since June 2022. Regional President, North America from July 2017 to June 2022. General Manager Quaker Foods North America at PepsiCo from October 2014 to July 2017. An employee of ManpowerGroup since July 2017. A director of Energizer Holdings, Inc. since January 2020.

Michelle S. Nettles Age 53

Executive Vice President, Chief People and Legal Officer since January 2025. Executive Vice President, Chief People and Culture Officer from May 2022 to December 2024. Senior Vice President, Chief People and Culture Office from July 2019 to May 2022. Chief People and Diversity Officer of Molson Coors Brewing Company from October 2016 to July 2019. Chief Human Resources Officer of MillerCoors from October 2014 to October 2016. Prior thereto, held other positions at MillerCoors since 2009. An employee of ManpowerGroup since July 2019. A director of RXO, Inc. since November 2022.

Part I

OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and Affiliates, in 2024:

(a)
tax compliance services with respect to tax compliance review for international returns, preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value added tax and consultation regarding appropriate handling of items on the United States and international tax returns, assistance with U.S. and non-U.S. tax audits and examinations and advise and assist with respect to transfer pricing matters;
(b)
tax consulting services with respect to U.S. federal, state, local and international tax research and consultation related to US tax reform and regulatory changes, U.S. foreign tax credit research and consultation and advice and assistance with respect to transfer pricing matters; and
(c)
audit-related services with respect certifications and attestation reports related to certain financial and non-financial information for specific client requirements and government subsidies for certain of our foreign subsidiaries and sustainability advisory services related to advice and recommendations regarding management’s sustainability program.

Part II

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Listing and Trading

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol MAN.

Shareholders of Record

As of February 17, 2025, the Company's common stock was held by approximately 2,500 record holders.

Dividend Policy

While we currently expect that future semi-annual dividends will continue to be paid, our dividend policy is subject to review and change at the discretion of our Board of Directors and may depend upon, among other factors, earnings, financial condition, and other requirements.

Issuer Purchases of Equity Securities

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the fourth quarter of 2024. As of December 31, 2024, there were 2.6 million shares remaining authorized for repurchase under the 2023 authorization.

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs

October 1 - 31, 2024	254,386	(a)	$63.09	253,605	2,893,160
		[2]
November 1 - 30, 2024	142,747	(b)	63.56	141,602	2,751,558
December 1 - 31, 2024	156,631		57.46	156,631	2,594,927
Total	553,764		$61.61	551,838	2,594,927

(a)
Includes 781 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.
(b)
Includes 1,145 shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock.

Part II

Performance Graph

Set forth below is a graph for the periods ending December 31, 2019-2024 comparing the cumulative total shareholder return on our common stock with the cumulative total return of companies in the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s 1500 Human Resources and Employment Services Sub-Industry Index. We are included in the Standard & Poor’s 1500 Human Resources and Employment Services Sub-Industry Index and we estimate that we constituted 1% of the total market capitalization of the companies included in the index. The graph assumes a $100 investment on December 31, 2019 in our common stock, the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s 1500 Human Resources and Employment Services Sub-Industry Index and assumes the reinvestment of all dividends.

December 31	2019	2020	2021	2022	2023	2024

ManpowerGroup	$100	$93	$100	$86	$82	$59
S&P 400 Midcap Stock Index	100	112	138	118	135	151
S&P 1500 Human Resources and Employment Services Sub-Industry Index	100	99	148	109	113	132

Item 6. [Reserved]

Part II

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

in millions, except share and per share data

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

Results of Operations - For Years of Operation Ending December 31, 2024 and 2023

The financial discussion that follows focuses on 2024 results compared to 2023. For a discussion of 2023 results compared to 2022, see the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

During 2024, revenues decreased -5.6% compared to 2023. Our 2024 results reflected the negative impact of economic uncertainty, particularly in Europe and North America, as we saw decreased demand for our staffing and permanent recruitment services, partially offset by increased demand for our Right Management outplacement services as well as increased demand in Asia Pacific and Latin America. As Europe represents a significant portion of our operations, we continue to monitor economic conditions in our Southern Europe and Northern Europe segments. Inflation has eased in Europe and the United States resulting in both markets reducing interest rates during the year. However, employers are continuing their cautious approach with many employers retaining their current workforce, delaying hiring decisions or reducing their demand for contingent labor as they remain focused on managing the macro-economic and geopolitical challenges impacting their businesses. Many employers are still hesitant to increase their spend and expand their workforce until they perceive a significant improvement in economic outlook. As a result of these factors, we expect the business environment will continue to be challenging, which could further negatively impact our operations in future periods.

During 2024, the United States dollar strengthened, on average, relative to the currencies in most of our markets, and overall had an unfavorable impact on our reported results. The changes in the foreign currency exchange rates had a -2.2% unfavorable impact on revenues from services and an approximately $0.15 per share unfavorable impact on net earnings per share – diluted in 2024. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same local currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

Part II

During 2024, we experienced the following quarterly changes to our consolidated revenues compared to 2023: a -7.3% decrease in revenue in the first quarter due to softening demand for staffing services due to increased economic uncertainty, partially offset by an increase in demand for our Right Management outplacement services; a revenue decrease of -6.9% in the second quarter due to the continued softening demand for staffing and permanent recruitment services; a revenue decrease of -3.1% in the third quarter due to the continued softening demand for staffing services, partially offset by an increase in demand for our Right Management outplacement services; and ending the year with a -5.0% revenue decrease in the fourth quarter of 2024 due to the continuing decrease in demand for our staffing services.

During 2024 compared to 2023, most of our markets experienced revenue decreases due to softening demand for our staffing and permanent recruitment services and the strengthening of the dollar in certain markets, partially offset by increased demand for our Right Management outplacement services. We experienced a -4.3% revenue decrease in the Americas primarily driven by the unfavorable impact of currency exchange rates and a decrease in demand for our Experis interim services, partially offset by an increase in demand for our Manpower staffing services, an increase in demand for our Talent Based Outsourcing (TBO) business and an increase in demand for our Right Management outplacement services. We experienced a -3.5% revenue decrease in Southern Europe, primarily driven by a decrease in demand for our Manpower and Experis staffing/interim services and a decrease in demand for our permanent recruitment services, partially offset by an increase in demand for our Right Management outplacement services. We experienced a revenue decrease of -11.8% in Northern Europe, primarily due to decreased demand in our Manpower and Experis staffing/interim services, decreased demand in our permanent recruitment business and decreased demand for our Experis solutions services, partially offset by increased demand in our TAPFIN - Managed Service Provider (MSP) business and increased demand for our Right Management outplacement services. We experienced a -6.9% revenue decrease in APME, primarily driven by the unfavorable impact of currency exchange rates, decreased demand in our permanent recruitment business and a decrease in demand in our TBO business, partially offset by an increase in demand for our Manpower and Experis staffing/interim services.

From a brand perspective, we experienced a revenue decrease in Manpower, Experis and Talent Solutions during 2024 compared to 2023. The revenue decrease in our Manpower brand was due to decreased demand for our staffing services and the unfavorable impact of currency exchange rates. In our Experis brand, the revenue decrease was primarily due to decreased demand for our interim services and decreased demand for our Experis solutions services. The revenue decrease in our Talent Solutions brand, which includes Recruitment Process Outsourcing (RPO), TAPFIN - MSP, and our Right Management offerings, was driven primarily by decreased activity in our RPO permanent recruitment business, partially offset by increased demand for our Right Management outplacement services and increased demand in our MSP business.

In 2024 our gross profit margin decreased 50 basis points compared to 2023 primarily due to decreases in our permanent recruitment business, including Talent Solutions RPO, as permanent hiring demand continued to soften and experienced reduced levels from the prior year period and a decrease in staffing/interim margins due to mix shifts and lower volumes while pricing remained stable. The decrease was partially offset by increased career transition activity in Right Management as outplacement activity increased.

In 2024 our operating profit increased 19.6% while our operating profit margin increased 30 basis points compared to 2023. The operating profit margin increased primarily due to a reduction in selling and administrative expenses, including wind down charges related to our Germany Proservia business and goodwill impairment charges in 2023, as a percent of revenue, partially offset by the overall decrease in our gross profit margin, as noted above.

During the year, we initiated significant restructuring actions on businesses heavily impacted by the continuing decline in activity. With these actions, we expect our overall cost structure to decline. We expect to continue to monitor expenses closely to maintain the benefit of our efforts to optimize our organizational cost structures. At the same time, we plan to invest appropriately to enable the business to grow in the future and enhance our productivity, technology and digital capabilities. We are focused on managing costs as efficiently as possible in the short term while continuing to progress transformational actions aligned with our strategic priorities.

Part II

Consolidated Results - 2024 compared to 2023

The following table presents selected consolidated financial data for 2024 as compared to 2023.

(in millions, except per share data)	2024	2023	Reported Variance	Variance in Constant Currency	Variance in Organic Constant Currency

Revenues from services	$17,853.9	$18,914.5	(5.6)%	(3.4)%	(3.0)%
Cost of services	14,767.1	15,556.5	(5.1)	(2.8)
Gross profit	3,086.8	3,358.0	(8.1)	(6.2)	(5.9)
Gross profit margin	17.3%	17.8%
Selling and administrative expenses, excluding goodwill impairment charges	2,780.8	3,047.1	(8.7)	(7.1)
Goodwill impairment charges	—	55.1
Selling and administrative expenses	2,780.8	3,102.2	(10.4)	(8.8)	(8.5)
Selling and administrative expenses as a % of revenues	15.6%	16.4%
Operating profit	306.0	255.8	19.6	25.2	25.4
Operating profit margin	1.7%	1.4%
Net interest expense	56.7	45.5
Other expenses (income), net	(7.5)	4.4
Earnings before income taxes	256.8	205.9	24.7	31.1
Provision for income taxes	111.7	117.1	(4.6)
Effective income tax rate	43.5%	56.9%
Net earnings	$145.1	$88.8	63.5	71.8
Net earnings per share - diluted	$3.01	$1.76	70.6	79.3
Weighted average shares - diluted	48.3	50.4	(4.2)%

The year-over-year decrease in revenues from services of -5.6% (-3.4% in constant currency and -3.0% in organic constant currency) was attributed to:

•
a revenue decrease in the Americas of -4.3% (increase of 3.1% in constant currency) primarily driven by the $325.8 unfavorable impact of currency exchange rates and a $144.8 decrease in demand for our Experis interim services, partially offset by a $248.8 increase in demand for our Manpower staffing services, a $24.4 increase in demand for TBO and a $9.3 increase in demand for our Right Management outplacement services. The United States, our largest market in the Americas, experienced a revenue decrease of -3.5% primarily driven by a $105.4 decrease in demand for our Manpower and Experis staffing/interim services and a $6.7 decrease in demand for our permanent recruitment services, partially offset by a $7.9 increase in demand for our Right Management outplacement services;
•
a revenue decrease in Southern Europe of -3.5% (-3.3% in constant currency and -3.1% in organic constant currency) primarily driven by a $273.0 decrease in demand for our Manpower and Experis staffing/interim services and a $23.9 decrease in demand for our permanent recruitment services, partially offset by a $14.6 increase in demand for our Right Management outplacement services. France, the largest market in Southern Europe, experienced a revenue decrease of -5.1% (-5.1% in constant currency) primarily driven by a $248.2 decrease in demand for our Manpower staffing services, partially offset by a $12.6 increase in demand for our Right Management outplacement services. Italy, our second-largest market in Southern Europe, experienced a revenue decrease of -1.9% (-1.8% in constant currency) primarily driven by a $24.7 decrease in demand for our Manpower staffing services and a $7.0 decrease in demand for our permanent recruitment services;
•
a revenue decrease in Northern Europe of -11.8% (-12.9% in constant currency), primarily due to decreased demand of $390.1 for our Manpower and Experis staffing/interim services, decreased demand of $33.7 in our permanent recruitment business and decreased demand of $78.7 for our Experis solutions services, partially offset by the $39.5 favorable impact of currency exchange rates, increased demand of $11.9 within our MSP business and increased demand of $6.2 for our Right Management outplacement services. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $157.3, the Nordics of $175.2, Germany of $84.5, the Netherlands of $6.7 and Belgium of $10.9, which represented revenue decreases of -12.1%, -21.8%, -15.1%, -1.8% and -3.4%, respectively (-14.5%, -21.2%, -15.2%, -1.8% and -3.4%, respectively, in constant currency); and

Part II

•
a revenue decrease in APME of -6.9% (-2.3% in constant currency and an increase of 1.2% in organic constant currency) primarily driven by the $107.4 unfavorable impact of currency exchange rates, a $53.9 decrease in demand for our permanent recruitment services and a $44.3 decrease in demand in our TBO business, partially offset by a $46.3 increase in demand for our Manpower and Experis staffing/interim services.

The year-over-year 50 basis point decrease in gross profit margin was primarily attributed to:

•
a 40 basis point unfavorable impact due to decreases in permanent recruitment, including Talent Solutions RPO, as permanent hiring demand continued to soften and experienced reduced levels from the prior year period; and
•
a 20 basis point unfavorable impact from the decrease in staffing/interim margins due to mix shifts and lower volumes while pricing remained stable; partially offset by
•
a 10 basis point favorable impact from increased career transition activity in Right Management as outplacement activity increased.

The -10.4% decrease in selling and administrative expenses in the year ended December 31, 2024 (-8.8% in constant currency; -8.5% in organic constant currency) was primarily attributed to:

•
a $72.8, or -5.3% decrease (-3.7% in constant currency and -3.4% in organic constant currency) in personnel costs primarily due to a $42.2 decrease in salary costs, a $15.7 decrease in bonuses and sales commissions and a $14.9 decrease in other personnel costs as we saw the effects of restructuring actions taken in 2023;
•
a $55.1 decrease in goodwill impairment charges as no impairment was recorded in 2024;
•
restructuring costs of $53.6 in 2024 compared to $149.2 incurred in 2023;
•
a $49.9, or -1.6% decrease due to the impact of changes in currency exchange rates; and
•
a $24.7, or -4.0% decrease (-2.8% in constant currency and -2.4% in organic constant currency) in non-personnel costs, primarily due to a $15.1 decrease in office lease and other office costs and a $14.6 decrease in consulting and outside services costs.

Selling and administrative expenses as a percent of revenues decreased 80 basis points in the year ended December 31, 2024 compared to the year ended December 31, 2023 due primarily to:

•
a 50 basis point favorable impact as a result of lower restructuring costs incurred in 2024 compared to 2023; and
•
a 30 basis point favorable impact as we anniversaried the impact of goodwill impairment charges in 2023.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $56.7 in 2024 compared to $45.5 in 2023 primarily due to increased revolver and other short-term borrowings at a higher interest rate during the period. Foreign exchange loss, net was $6.2 in 2024 compared to $21.8 in 2023 primarily due to a reduction in foreign currency exchange losses in Argentina. Miscellaneous income, net was $13.7 in 2024 compared to $17.4 in 2023.

We recorded income tax expense at an effective rate of 43.5% for 2024, as compared to an effective rate of 56.9% for 2023. The 2024 rate was lower than the 2023 rate primarily due to a higher level of pre-tax earnings with a more beneficial mix driven by fewer restructuring costs in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances and the Netherlands non-deductible goodwill impairment charge recorded in 2023. The 43.5% effective tax rate for 2024 was higher than the United States Federal statutory rate of 21% primarily due to restructuring costs in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French business tax and the overall mix of earnings.

Net earnings per share - diluted was $3.01 in 2024 compared to $1.76 in 2023. Restructuring costs recorded in 2024 and 2023 negatively impacted net earnings per share - diluted by approximately $1.10 and $2.74 per share, net of tax, in 2024 and 2023, respectively. Losses related to our Proservia Germany wind down in 2024 unfavorably impacted net earnings per share - diluted by approximately $0.19, net of tax, in 2024. Foreign currency exchange rates in 2024 unfavorably impacted net earnings per share - diluted by approximately $0.15 per share, net of tax, in 2024. The pension settlement expense recorded in 2024 and 2023 negatively impacted net earnings per share - diluted by approximately $0.08 and $0.12, net of tax, in 2024 and 2023, respectively. Goodwill and other impairment charges recorded in 2023 negatively impacted net earnings per share - diluted by approximately $1.13 per share, net of tax, in 2023, respectively.

Weighted average shares - diluted decreased to 48.3 million in 2024 from 50.4 million in 2023. This decrease was due to the impact of share repurchases completed in 2024, partially offset by grants of share-based awards.

Part II

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

Americas

In the Americas, revenues from services decreased -4.3% (increase of 3.1% in constant currency) in 2024 compared to 2023. In the United States, revenues from services decreased -3.5% in 2024 compared to 2023, primarily driven by a $105.4 decrease in demand for our Manpower and Experis staffing/interim services and a $6.7 decrease in demand for our permanent recruitment services, partially offset by a $7.9 increase in demand for our Right Management outplacement services. In Other Americas, revenues from services decreased -5.8% (increase of 15.2% in constant currency) in 2024 compared to 2023 primarily driven by the $325.8 unfavorable impact of foreign currency exchange rates, partially offset by a $202.1 increase in demand for our Manpower and Experis staffing/interim services and a $24.6 increase in demand for our TBO business. The constant currency increase in Other Americas was primarily due to inflation in Argentina. Within our Other Americas segment, we experienced decreases in Argentina and Canada of $60.6, or -32.4%, and $43.1, or -12.1%, respectively (125.3% and -10.8%, respectively, in constant currency), partially offset by a revenue increase in Mexico of $3.9, or 1.6% (4.5% in constant currency).

Gross profit margin decreased 50 basis points in 2024 compared to 2023. This decrease was primarily due to decreased margins in our Experis interim services, which contributed 120 basis points to the decrease. These decreases were partially offset by favorable impacts of currency exchange rates, which had a 50 basis point impact and increased margins in our Right Management outplacement business, which had a 20 basis point impact.

Selling and administrative expenses decreased -4.9% (increase of 0.1% in constant currency) in 2024 compared to 2023, primarily driven by the $43.1 favorable impact of currency exchange rates and a $9.5 decrease in consulting and outside services costs, partially offset by an $11.6 increase in salary related costs.

OUP decreased -14.5% (-8.9% in constant currency) in 2024, which represents a 3.4% OUP margin, a decrease from 3.8% in 2023. This decrease was primarily due to decreased profitability in our United States business of $16.7, which experienced decreased activity in our higher-margin permanent recruitment business, as noted above, partially offset by decreases to selling and administrative expenses as a percent of revenue. In the United States, OUP margin decreased to 2.8% in 2024 from 3.3% in 2023 primarily due to decreased activity in our higher-margin permanent recruitment and Manpower and Experis staffing/interim businesses, as noted above, partially offset by a decrease in our selling and administrative expenses as a percent of revenue. Other Americas OUP margin decreased to 4.4% in 2024 from 4.6% in 2023 primarily due to an increase in our selling and administrative expenses as a percent of revenue and decreased gross profit margins across our staffing and interim services.

Southern Europe

In Southern Europe, revenues from services decreased -3.5% (-3.3% in constant currency and -3.1% in organic constant currency) in 2024 compared to 2023. In France, revenues from services decreased -5.1% (-5.1% in constant currency) in 2024 compared to 2023, primarily driven by a $248.2 decrease in demand for our Manpower staffing services, partially offset by a $12.6 increase in demand for our Right Management outplacement services. In Italy, revenues from services decreased -1.9% (-1.8% in constant currency) in 2024 compared to 2023, primarily driven by a $24.7 decrease in demand for our Manpower staffing services and a $7.0 decrease in demand for our permanent recruitment services. In Other Southern Europe, revenues from services decreased -0.9% (flat in constant currency and increase of 0.6% in organic constant currency) in 2024 compared to 2023, primarily driven by the $16.2 unfavorable impact of currency exchange rates and an $18.9 decrease in demand for our Experis solutions services, partially offset by a $13.5 increase in demand in our TBO business and an $8.8 increase in demand for our Manpower and Experis staffing/interim services. Within our Other Southern Europe segment, we experienced revenue decreases in Switzerland of $50.4, or -10.4% (-12.2% in constant currency), partially offset by a revenue increase in Spain of $18.1, or 3.7% (3.7% in constant currency).

Gross profit margin decreased 50 basis points in 2024 compared to 2023. This decrease was primarily due to decreased activity in our higher margin Manpower staffing services, which contributed 30 basis points to the decrease, a decrease of activity in our permanent recruitment services, which contributed 20 basis points to the decrease and decreases across our Experis solutions services, which contributed 10 basis points to the decrease. These contributions were partially offset by increased demand in our higher-margin Right Management outplacement business which had a 10 basis point impact.

Selling and administrative expenses decreased -3.7% (-3.6% in constant currency and -3.3% in organic constant currency) during 2024 compared to 2023 primarily due to a $12.6 decrease in salary-related costs, a $7.5 decrease in restructuring related expenses, a $6.8 decrease in bonuses and sales commissions and a $4.3 decrease in consulting and outside services costs.

Part II

OUP decreased -15.0% (-14.8% in constant currency and -15.2% in organic constant currency) in 2024, which represents a 3.7% OUP margin, a decrease from 4.2% in 2023. This OUP decrease was primarily due to decreased profitability in the France reporting unit of $36.4. In France, the OUP margin decreased to 3.3% in 2024 compared to 3.9% in 2023 primarily driven by an increase in selling and administrative expenses as a percent of revenue and a decrease in our higher-margin permanent recruitment business. In Italy, the OUP margin decreased to 6.7% in 2024 from 7.3% in 2023 primarily driven by an increase in selling and administrative expenses as a percent of revenue and a decrease in our higher-margin permanent recruitment business. In Other Southern Europe, the OUP margin decreased to 2.0% in 2024 from 2.3% in 2023 primarily due to a decrease in gross profit margin as we saw decreased activity in higher-margin Experis solutions services, as noted above, partially offset by a decrease in selling and administrative expenses as a percent of revenue.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 35%, 19%, 14%, 11% and 9%, respectively, of Northern Europe’s revenues). In the Northern Europe region, revenues from services decreased -11.8% (-12.9% in constant currency) in 2024 compared to 2023, primarily due to decreased demand of $390.1 for our Manpower and Experis staffing/interim services, decreased demand of $33.7 in our permanent recruitment business and decreased demand of $78.7 for our Experis solutions services, partially offset by the $39.5 favorable impact of currency exchange rates, increased demand of $11.9 within our MSP business and increased demand of $6.2 for our Right Management outplacement services. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $157.3, the Nordics of $175.2, Germany of $84.5, the Netherlands of $6.7 and Belgium of $10.9, which represented revenue decreases of -12.1%, -21.8%, -15.1%, -1.8% and -3.4%, respectively (-14.5%, -21.2%, -15.2%, -1.8% and -3.4%, respectively, in constant currency).

Gross profit margin increased by 10 basis points in 2024 compared to 2023 primarily due to increased activity in our MSP business, which contributed 40 basis points to the increase, a shift in business mix towards our higher-margin Right Management outplacement services, which contributed 30 basis points to the increase, and the wind down of our lower margin Germany Proservia business in 2023. These contributions were partially offset by decreased activity in our permanent recruitment business, which had a 40 basis point unfavorable impact and decreased activity in our higher margin Manpower staffing services, which had a 20 basis point unfavorable impact.

Selling and administrative expenses decreased -18.9% (-19.7% in constant currency) in 2024 compared to 2023. The decrease is primarily driven by a $45.3 decrease in total personnel costs as we experience the impacts of significant restructuring actions taken in 2023 and $30.6 in restructuring costs incurred in 2024 compared to $120.4 in 2023.

OUP in Northern Europe improved 61.8% (60.9% in constant currency) in 2024, which represents a -1.3% OUP margin, an increase from -3.1% in 2023. The OUP improvement was driven by an OUP improvement in Germany of $92.9, partially offset by a decrease in profitability in the Nordics, which experienced an aggregate decrease of $12.5. The OUP improvement was also driven by a decrease in selling and administrative expenses as we saw the effects of restructuring actions taken in the prior year period, as noted above.

APME

Revenues from services decreased -6.9% (-2.3% in constant currency and an increase of 1.2% in organic constant currency) in 2024 compared to 2023. In Japan, revenues from services increased 0.5% (8.4% in constant currency) primarily driven by a $94.1 increase in demand for our Manpower and Experis staffing/interim services, partially offset by the $89.1 unfavorable impact of currency exchange rates. In Australia, revenues from services decreased -39.3% (-38.9% in constant currency), primarily driven by a $57.0 decrease in our permanent recruitment business driven by the non-recurrence of a Talent Solutions RPO government contract from the prior year period and a $27.3 decrease in demand for our Manpower and Experis staffing/interim services.

Gross profit margin decreased 70 basis points in 2024 compared to 2023 primarily due to decreased activity in our permanent recruitment business, particularly Talent Solutions RPO, which contributed 140 basis points to the decrease, and a decrease in activity across our higher-margin outplacement services, which contributed 20 basis points to the decrease. These contributions were partially offset by improvement in our staffing/interim margins, which had a 90 basis point impact.

Selling and administrative expenses decreased -11.0% (-6.7% in constant currency and -4.3% in organic constant currency) in 2024 compared 2023. The decrease is primarily driven by the $12.5 favorable impact of currency exchange rates, an $11.6 decrease in salary related costs from a reduction in headcount and a $9.3 decrease in office lease costs and other office related costs and a $4.4 decrease in consulting and outside services costs.

OUP in APME decreased -9.7% (-4.0% in constant currency and -1.4% in organic constant currency), in 2024, which represents a 3.9% OUP margin, a decrease from 4.0% in 2023. This OUP decrease was primarily driven by the decreased activity in our permanent recruitment business, partially offset by a decrease in selling and administrative expenses, as noted above.

Part II

Financial Measures

Constant Currency And Organic Constant Currency Reconciliation

Certain constant currency and organic constant currency percent variances are discussed throughout this report. A reconciliation of these Non-GAAP percent variances to the percent variances calculated based on our annual GAAP financial results is provided below. (See Financial Measures - Constant Currency and Organic Constant Currency on page 31 for information.)

Amounts represent 2024 Percentages represent 2024 compared to 2023	Reported Amount (in millions)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions and Dispositions (in Constant Currency)	Organic Constant Currency Variance

Revenues from Services
Americas:
United States	$2,766.6	(3.5)%	—	(3.5)%	—	(3.5)%
Other Americas	1,458.3	(5.8)	(21.0)	15.2	—	15.2
	4,224.9	(4.3)	(7.4)	3.1	—	3.1
Southern Europe:
France	4,618.4	(5.1)	—	(5.1)	—	(5.1)
Italy	1,677.0	(1.9)	(0.1)	(1.8)	—	(1.8)
Other Southern Europe	1,922.9	(0.9)	(0.9)	—	(0.6)	0.6
	8,218.3	(3.5)	(0.2)	(3.3)	(0.2)	(3.1)
Northern Europe	3,304.3	(11.8)	1.1	(12.9)	—	(12.9)
APME	2,161.3	(6.9)	(4.6)	(2.3)	(3.5)	1.2
	17,908.8
Intercompany Eliminations	(54.9)
ManpowerGroup	$17,853.9	(5.6)%	(2.2)%	(3.4)%	(0.4)%	(3.0)%
Gross Profit - ManpowerGroup	$3,086.8	(8.1)%	(1.9)%	(6.2)%	(0.3)%	(5.9)%
Operating Unit Profit (Loss)
Americas:
United States	$77.7	(17.6)%	—	(17.6)%	—	(17.6)%
Other Americas	63.9	(10.3)	(12.9)	2.6	—	2.6
	141.6	(14.5)	(5.6)	(8.9)	—	(8.9)
Southern Europe:
France	151.8	(19.4)	—	(19.4)	—	(19.4)
Italy	113.1	(9.3)	0.1	(9.4)	—	(9.4)
Other Southern Europe	39.2	(12.5)	(1.6)	(10.9)	3.1	(14.0)
	304.1	(15.0)	(0.2)	(14.8)	0.4	(15.2)
Northern Europe	(44.6)	61.8	0.9	60.9	—	60.9
APME	83.7	(9.7)	(6.0)	(3.7)	(2.3)	(1.4)
Operating Unit Profit - ManpowerGroup	$484.8	(2.9)%	(2.9)%	—	(0.1)%	0.1%

Cash Sources and Uses

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of December 31, 2024, we had $348.8 of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund corporate activities. As of December 31, 2024, deferred taxes related to non-United States withholding and other taxes were provided on $1,353.5 of accumulated unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2024 and 2023, we have recorded a deferred tax liability of $25.9 and $23.1, respectively, related to these non-United States earnings that may be remitted. As of December 31, 2024, we had an additional $289.4 of accumulated unremitted earnings of non-United States subsidiaries for which we have not provided deferred taxes as amounts are deemed indefinitely reinvested. We have not estimated the deferred tax liability on these earnings as such estimation is not practicable to determine or immaterial to the financial statements.

Part II

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

Cash provided by operating activities was $309.2, $348.2 and $423.3 for 2024, 2023 and 2022, respectively. Changes in operating assets and liabilities generated $65.4 of cash, compared to $98.7 generated and $139.7 utilized in 2024, 2023 and 2022, respectively. The decrease in 2024 from 2023 was primarily attributable to decreased accounts receivable collections and an increase in capitalized implementation costs related to our cloud computing arrangements, partially offset by an increase in accounts payable. The change in 2023 from 2022 was primarily attributable to a decrease in accounts receivable due to the slowdown in the demand for our services.

Accounts receivable decreased to $4,297.2 as of December 31, 2024 from $4,830.0 as of December 31, 2023. The decrease was partly attributable to the impact of changes in currency exchange rates. DSO decreased by two and a half days from December 31, 2023 to 52 days as of December 31, 2024 due to an increased emphasis on cash collections.

Cash used in investing activities were $68.2, $74.1 and $85.3 for 2024, 2023 and 2022, respectively. Capital expenditures were $51.1, $78.2 and $75.6 during 2024, 2023 and 2022, respectively. These expenditures were comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs of $10.1, $12.0 and $34.2 in 2024, 2023 and 2022, respectively. The higher expenditures in 2022 were primarily due to additional technology investments and the timing of capital expenditures.

Cash used in financing activities were $282.4, $349.5 and $482.1 for 2024, 2023 and 2022, respectively. Net debt borrowings were $16.1 in 2024 as compared to net debt repayments of $16.2 and $58.7 in 2023 and 2022, respectively. The larger repayments in 2022 were mainly due to the $75.0 repayment of our revolving credit facility to clear the outstanding borrowings as of December 31, 2021 related to an Experis acquisition. The acquisition was funded through cash on hand and a $150.0 draw on our revolving credit facility on October 1, 2021 which was repaid in 2022.

The Board of Directors authorized the repurchase of 5.0 million and 4.0 million shares of our common stock in August 2023 and August 2021, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2024, we repurchased a total of 2.0 million shares under the 2023 authorization, at a total cost of $140.9 including excise tax on share repurchases of $0.9. In 2023, we repurchased a total of 2.4 million shares comprised of 2.0 million shares under the 2021 authorization and 0.4 million shares under the 2023 authorization, at a total cost of $181.5 including excise tax on share repurchases of $1.7. In 2022, we repurchased a total of 3.2 million shares comprised of 1.2 million shares under the 2019 authorization and 2.0 million shares under the 2021 authorization, at a total cost of $270.0. As of December 31, 2024, there were 2.6 million shares remaining authorized for repurchase under the 2023 authorization and no shares remaining authorized for repurchase under the 2021 authorization.

During 2024, 2023 and 2022, the Board of Directors declared total cash dividends of $3.08, $2.94 and $2.72 per share, respectively, resulting in total dividend payments of $145.8, $144.3 and $139.9, respectively.

We have aggregate commitments of $2,268.2 related to debt, operating leases, purchase obligations for global technology and financial shared services, restructuring costs, transition tax resulting from the Tax Act and certain other commitments, as follows:

(in millions)	Total	2025	2026-2027	2028-2029	Thereafter

Long-term debt including interest	$1,017.1	$26.0	$976.6	$14.5	$—
Short-term borrowings	21.0	21.0	—	—	—
Purchase obligations for global technology and financial shared services	521.9	116.4	181.8	137.5	86.2
Operating leases	420.4	111.5	155.0	88.3	65.6
Pension funding commitments	73.7	8.0	7.7	9.0	49.0
Restructuring costs	46.5	44.1	2.3	0.1	—
Transition tax resulting from the Tax Act	37.2	37.2	—	—	—
Other(a)	130.4	98.6	31.7	0.1	—
	$2,268.2	$462.8	$1,355.1	$249.5	$200.8

(a)
Includes local information technology contracts and other vendor commitments.

Our liability for unrecognized tax benefits, including related interest and penalties, of $11.4 is excluded from the commitments above as we cannot determine the years in which these positions might ultimately be settled.

Part II

We recorded net restructuring costs of $53.6, $149.2 and $3.6 in 2024, 2023 and 2022, respectively, in selling and administrative expenses, primarily related to severance, office closures and consolidations, and professional and other fees related to restructuring in multiple countries and territories. The costs paid out of our restructuring reserve were $93.7 in 2024.

We have entered into guarantee contracts and stand-by letters of credit that total $571.0 as of December 31, 2024 ($524.2 for guarantees and $46.8 for stand-by letters of credit). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above. The cost of these guarantees and letters of credit was $1.4 for 2024.

Total capitalization as of December 31, 2024 was $3,079.7, comprised of $952.8 in debt and $2,126.9 in equity. Debt as a percentage of total capitalization was 31%, 31% and 29% as of December 31, 2024, 2023 and 2022, respectively.

Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions, net of cash acquired, for the years ended December 31, 2024, 2023, and 2022 was $7.7, $0.0 and $20.2, respectively. The 2024 payments represent a consideration payment for a franchise in the United States and contingent consideration payments related to a previous acquisition. The 2022 payments primarily represent a consideration payment for the acquisition of Tingari, a talent solutions company in France. Also included in the 2022 payments are consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $3.8 had been recognized as a liability at the acquisition date.

As of December 31, 2024, goodwill and other intangible assets resulting from the 2024 acquisitions were $1.4 and $3.1, respectively. We did not make any acquisitions in 2023.

Dispositions

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint, as well as improve our overall efficiency. On October 15, 2024, we disposed of our Austria business in our Southern Europe segment for cash proceeds of $0.1 and simultaneously entered into a franchising agreement. In connection with the disposition, we recognized a one-time net loss on disposition of $7.7, of which $4.9 was included in selling and administrative expenses and $2.8 was included in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2024.

On November 1, 2024, we disposed of our South Korea business in our APME segment for cash proceeds of $20.6 and simultaneously entered into a franchising agreement under which the new ownership will operate Manpower Korea under the Manpower brand. In connection with the disposition, we recognized a one-time net loss on disposition of $0.4, consisting of a $3.3 gain in selling and administrative expenses and a $3.7 loss in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2024. The franchise arrangement represents a significant component of the transaction. Our South Korea business contributed $349.9 and $324.2 of revenues for the year ended December 31, 2023 and 2022, respectively.

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

Part II

Euro Notes

On June 30, 2022, we offered and sold €400.0 aggregate principal amount of the Company’s 3.50% notes due June 30, 2027 (the “€400.0 notes”). The proceeds from the €400.0 notes were used in July 2022 to repay our €400.0 1.875% notes due September 11, 2022. The €400.0 notes were issued at a price of 99.465% to yield an effective interest rate of 3.514%, net of a favorable impact of a forward starting interest rate swap. Interest on the €400.0 notes is payable in arrears on June 30 of each year. The Notes are unsecured senior obligations and rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

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

Both the €500.0 notes and €400.0 notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2024. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See the Significant Matters Affecting Results of Operations section and Notes 8 and 12 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

Revolving Credit Agreement

On May 27, 2022, we entered into a new Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks with a termination date of May 27, 2027 to replace our previous $600.0 revolving credit facility. The Credit Agreement includes terms generally consistent with our previous 5-year credit facility, except the Credit Agreement uses the Secured Overnight Financing Rate (SOFR) as the base rate index instead of London Interbank Offered Rate (LIBOR). The Credit Agreement allows for borrowing of $600.0 in various currencies, and up to $150.0 may be used for the issuance of stand-by letters of credit. We had no borrowings under this facility as of December 31, 2024 and 2023. Outstanding letters of credit issued totaled $0.4, hence additional borrowings of $599.6 were available to us under the facility as of both December 31, 2024 and 2023.

Under the Credit Agreement, a credit ratings-based pricing grid determines the facility fee and the credit spread that we add to the applicable interbank borrowing rate on all borrowings. At our current credit rating, the annual facility fee is 10 basis points paid on the entire facility and the credit spread is 102.5 basis points on any borrowings. A downgrade from both credit agencies would unfavorably impact our interest and facility fees and result in additional costs ranging from approximately $0.2 to $0.5 annually.

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

As defined in the Credit Agreement, we had a net Debt-to-EBITDA ratio of 1.97 to 1 (compared to the maximum allowable ratio of 3.5 to 1) and a Fixed Charge Coverage ratio of 3.27 to 1 (compared to the minimum required ratio of 1.5 to 1) as of December 31, 2024.

Other

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2024, such uncommitted credit lines totaled $290.5, of which $266.1 was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Additional borrowings of $266.1 could have been made under these lines as of December 31, 2024.

Part II

Our long-term debt has a rating of Baa1 with stable outlook from Moody's Investor Services and BBB from Standard and Poor's with negative outlook. Both of the credit ratings are investment grade. Rating agencies use proprietary methodology in determining their ratings and outlook which includes, among other things, financial ratios based upon debt levels and earnings performance.

Assessment of the Liquidity Position

We have assessed our liquidity position as of December 31, 2024 and for the near future. As of December 31, 2024, our cash and cash equivalents balance was $509.4. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 and each lender may participate in the requested increase at their discretion. Furthermore, we have access to the previously mentioned credit lines of up to $300.0 ($600.0 in the third quarter) to meet the working capital needs of our subsidiaries, of which $266.1 was available to use, in addition to $150.0 of uncommitted credit facilities at our parent company, as of December 31, 2024. Our €500.0 ($516.6) notes mature in June 2026, and our €400.0 ($411.8) notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

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

Defined Benefit Pension Plans

We sponsor several qualified and nonqualified pension plans covering permanent employees. The most significant plans are located in Switzerland, the United Kingdom, the Netherlands, Germany and France. Annual expense relating to these plans was $18.0, $21.7 and $18.6 in 2024, 2023 and 2022, respectively. Pension expense is estimated to be approximately $15.0 in 2025.

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

In determining the estimated 2025 pension expense for non-United States plans, we used a weighted-average discount rate of 2.7% and weighted-average expected return on plan assets of 3.4%, both of which are unchanged from 2024. Absent any other changes, a 25 basis point increase in the weighted-average discount rate would increase our 2025 consolidated pension expense by $0.1, and a 25 basis point decrease in the weighted-average discount rate would increase our 2025 consolidated pension expense by $3.0. Absent any other changes, a 25 basis point increase or decrease in the weighted-average expected return on plan assets would decrease or increase our 2025 consolidated pension expense by $1.4. (See Note 9 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

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

Part II

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

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2024, and determined that there was no impairment of our goodwill or indefinite-lived intangible assets as a result of our annual test. The excess of fair value over carrying amount for our goodwill reporting units, which exceeded 15% or more of the respective carrying amounts, was sufficient to conclude that no impairment was indicated.

While the excess of fair value over carrying amount exceeded 15% for our reporting units, we did see a lower level of excess fair value year over year in many of our North America and Europe reporting units including three of these reporting units which approximate $1,243.0 of the consolidated goodwill balance. Given the current macroeconomic conditions in these regions, our assumptions on near-term expected future revenue growth rates and operating profit margins were lower than in the prior year assessment. Market conditions in North America and Europe continue to remain challenging given the economic uncertainty including the uncertainty surrounding the timing of an inflection point for improving market conditions. Management closely monitors the results of the reporting units and comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting units.

During the fourth quarter of 2024, in connection with the preparation of our annual financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit or indefinite-lived intangible assets were below its carrying amount. While we continued to see challenging market conditions in Europe which led to lower levels of revenue and OUP in certain of our reporting units than we had forecasted at the time of our impairment testing, we concluded based on our analysis performed, that the fair value of these reporting units continued to exceed the carrying value and did not identify a triggering event.

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

Part II

Approximately 85% of our revenues are generated outside of the United States, with 48% generated from our European operations with a Euro-functional currency. As a result, fluctuations in the value of foreign currencies against the United States dollar, particularly the Euro, may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into United States dollars at the average exchange rates each month. Consequently, as the value of the United States dollar changes relative to the currencies of our major markets, our reported results vary.

The United States dollar strengthened in 2024 on average, where as it was generally stable relative to the currencies of our major markets during 2023. Revenues from services in constant currency were 2.2% higher than reported revenues in 2024. In 2023, revenues from services in constant currency were 0.6% higher than reported revenues. A change in the strength of the United States dollar by an additional 10% would have impacted our revenues from services by approximately 8.5% and 8.4% from the amounts reported in 2024 and 2023, respectively.

Fluctuations in currency exchange rates also impact the United States dollar amount of our shareholders’ equity. The assets and liabilities of our non-United States subsidiaries are translated into United States dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. The United States dollar strengthened relative to many foreign currencies as of December 31, 2024 compared to December 31, 2023. Consequently, shareholders’ equity decreased by $4.0 as a result of the foreign currency translation as of December 31, 2024. If the United States dollar had strengthened an additional 10% as of December 31, 2024, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $6.0 from the amounts reported.

The United States dollar weakened relative to many foreign currencies as of December 31, 2023 compared to December 31, 2022. Consequently, shareholders’ equity increased by $17.1 as a result of the foreign currency translation as of December 31, 2023. If the United States dollar had weakened an additional 10% as of December 31, 2023, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $60.0 from the amounts reported.

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

As of December 31, 2024, we had outstanding $928.4 in principal amount of Euro-denominated notes (€900.0). These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2024. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, both net of tax, the related translation gains or losses are included as a component of accumulated other comprehensive loss. Shareholders’ equity decreased by $61.5, net of tax, due to changes in accumulated other comprehensive loss during 2024, due to the currency impact on these designated borrowings.

The hypothetical impact of the stated change in rates on 2024 total other comprehensive income (loss) for the Euro Notes and forward contracts is as follows:

2024 (in millions) Market Sensitive Instrument	10% Depreciation in Exchange Rates	10% Appreciation in Exchange Rates

Euro Notes:
€500.0, 1.81% Notes due June 2026	$51.8	$(51.8)
€400.0, 3.50% Notes due June 2027	41.4	(41.4)
Forward contracts:
€(126.7) to $(131.9)	13.1	(13.1)
¥340.0 to $2.2	(0.2)	0.2

Part II

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have historically managed interest rates through the use of a combination of fixed- and variable-rate borrowings. As of December 31, 2024, we had the following fixed- and variable-rate borrowings:

(in millions)	Amount	Weighted- Average Interest Rate(a)

Variable-rate borrowings	$21.0	33.3%
Fixed-rate borrowings	931.8	2.6%
Total debt	$952.8

(a)
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

Part II

Item 8. Financial Statements and Supplementary Data

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ManpowerGroup Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ManpowerGroup Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

February 19, 2025

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ManpowerGroup Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ManpowerGroup Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Certain Reporting Units - Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The annual impairment test of goodwill at a reporting unit level is performed annually as of July 1, or more frequently if events or circumstances indicate the fair value of a reporting unit may be below its respective carrying value. The Company uses the income approach that estimates the fair value of the future discounted cash flows method. This method requires management to make significant estimates and assumptions related to discount rates, revenue growth rates, and operating unit profit margins for each reporting unit. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Part II

The three reporting units we identified as a critical audit matter are within North America and Europe, have fair values exceeding their carrying values as of the annual assessment, and represent $1,243.0 million of the consolidated Goodwill balance. Revenue growth rates, operating unit profit margins, and discount rates for these three reporting units are sensitive to significant and long-term deterioration in the macroeconomic environment, industry or market conditions. The goodwill for these three reporting units was identified as a critical audit matter considering the quantitative significance of recorded goodwill, the lower level of excess fair value, and the sensitivity of management’s estimates and assumptions to changes in the macroeconomic environment, industry or market conditions. Therefore, minor changes to the significant estimates and assumptions could result in an impairment. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having expertise in valuation, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue growth rates, operating unit margins, and selection of the discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue growth rates, operating unit profit margins, and the selection of discount rates for the three reporting units included the following, among others:

•
We tested the design and operating effectiveness of controls over goodwill, including controls over the review of forecasts related to revenue and operating unit profit margins and selection of discount rates.
•
We evaluated management’s ability to accurately forecast revenue and operating unit profit margins by performing a retrospective comparison of prior forecasts to actual results.
•
We reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company and assessed the resulting control premium.
•
We evaluated the reasonableness of management’s revenue and operating unit profit margin forecasts by comparing the forecasts to (1) historical results (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of management’s fair value estimate by:
o
Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
o
Developing a range of independent estimates of discount rates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 19, 2025

We have served as the Company's auditor since 2005.

Part II

CONSOLIDATED STATEMENTS OF OPERATIONS

in millions, except per share data

Year Ended December 31	2024	2023	2022

Revenues from services	$17,853.9	$18,914.5	$19,827.5
Cost of services	14,767.1	15,556.5	16,255.1
Gross profit	3,086.8	3,358.0	3,572.4
Selling and administrative expenses, excluding goodwill impairment charges	2,780.8	3,047.1	2,940.7
Goodwill impairment charges	—	55.1	50.0
Selling and administrative expenses	2,780.8	3,102.2	2,990.7
Operating profit	306.0	255.8	581.7
Interest and other expenses, net	49.2	49.9	24.6
Earnings before income taxes	256.8	205.9	557.1
Provision for income taxes	111.7	117.1	183.3
Net earnings	$145.1	$88.8	$373.8
Net earnings per share – basic	$3.04	$1.78	$7.17
Net earnings per share – diluted	$3.01	$1.76	$7.08
Weighted average shares – basic	47.8	49.8	52.2
Weighted average shares – diluted	48.3	50.4	52.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

in millions

Year Ended December 31	2024	2023	2022

Net earnings	$145.1	$88.8	$373.8
Other comprehensive income (loss):
Foreign currency translation	(81.0)	108.5	(188.9)
Translation adjustments on long-term intercompany loans, net of income taxes of $0.0, $0.0 and $(0.8), respectively	0.4	(0.8)	0.8
Adjustments on derivative instruments, net of income taxes of $22.0, $(17.4) and $11.1, respectively	76.6	(91.0)	71.8
Unrealized adjustments on interest rate swap, net of income taxes of $(0.1), $(0.1) and $0.4, respectively	(0.3)	(0.3)	1.4
Defined benefit pension plans and retiree health care plan, net of income taxes of $1.7, $(3.7) and $2.2, respectively	23.5	(29.5)	42.9
Pension settlements, net of income taxes of $0.8, $1.2 and $0.5, respectively	3.8	5.8	2.7
Total other comprehensive income (loss)	$23.0	$(7.3)	$(69.3)
Comprehensive income	$168.1	$81.5	$304.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II

CONSOLIDATED BALANCE SHEETS

in millions, except share and per share data

December 31	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$509.4	$581.3
Accounts receivable, less allowance for expected credit losses of $67.6 and $99.2, respectively	4,297.2	4,830.0
Prepaid expenses and other assets	163.7	160.8
Total current assets	4,970.3	5,572.1
Other Assets
Goodwill	1,563.4	1,586.8
Intangible assets, less accumulated amortization of $530.4 and $507.2, respectively	486.1	519.6
Operating lease right-of-use assets	361.3	414.0
Other assets	701.5	607.8
Total other assets	3,112.3	3,128.2
Property and Equipment
Land, buildings, leasehold improvements and equipment	488.2	526.5
Less: accumulated depreciation and amortization	369.8	396.6
Net property and equipment	118.4	129.9
Total assets	$8,201.0	$8,830.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,612.9	$2,723.0
Employee compensation payable	241.1	243.1
Accrued liabilities	573.7	693.0
Accrued payroll taxes and insurance	615.2	695.8
Value added taxes payable	370.8	432.7
Short-term borrowings and current maturities of long-term debt	23.4	12.1
Total current liabilities	4,437.1	4,799.7
Other liabilities
Long-term debt	929.4	990.5
Long-term operating lease liability	279.0	323.2
Other long-term liabilities	428.6	482.7
Total other liabilities	1,637.0	1,796.4
Commitments and contingencies (Note 15)
Shareholders’ Equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 118,853,620 and 118,387,641 shares, respectively	1.2	1.2
Capital in excess of par value	3,546.1	3,514.9
Retained earnings	3,812.3	3,813.0
Accumulated other comprehensive loss	(443.0)	(466.0)
Treasury stock at cost, 72,105,407 and 69,963,649 shares, respectively	(4,791.4)	(4,639.8)
Total ManpowerGroup shareholders' equity	2,125.2	2,223.3
Noncontrolling interests	1.7	10.8
Total shareholders’ equity	2,126.9	2,234.1
Total liabilities and shareholders’ equity	$8,201.0	$8,830.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II

CONSOLIDATED STATEMENTS OF CASH FLOWS

in millions

Year Ended December 31	2024	2023	2022

Cash Flows from Operating Activities
Net earnings	$145.1	$88.8	$373.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	86.6	88.6	84.6
Loss on sales of subsidiaries, net	8.2	1.3	6.0
Non-cash goodwill and other impairment charges	—	57.3	50.0
Deferred income taxes	(32.4)	(20.6)	4.8
Allowance for expected credit losses	9.0	5.4	6.2
Share-based compensation	27.3	28.7	37.6
Change in operating assets and liabilities:
Accounts receivable	261.1	391.8	28.8
Other assets	(131.8)	(45.2)	47.5
Accounts payable	15.7	(144.7)	(80.9)
Other liabilities	(79.6)	(103.2)	(135.1)
Cash provided by operating activities	309.2	348.2	423.3
Cash Flows from Investing Activities
Capital expenditures	(51.1)	(78.2)	(75.6)
Acquisitions of businesses, net of cash acquired	(4.9)	—	(16.4)
Impact to cash resulting from sales of subsidiaries	(14.6)	—	—
Proceeds from the sale of subsidiaries and property and equipment	2.4	4.1	6.7
Cash used in investing activities	(68.2)	(74.1)	(85.3)
Cash Flows from Financing Activities
Net change in short-term borrowings	14.0	(12.8)	7.2
Net repayments of revolving debt facility	—	—	(75.0)
Proceeds from long-term debt	3.7	1.0	421.3
Repayments of long-term debt	(1.6)	(4.4)	(412.2)
Payments for debt issuance costs	—	—	(2.4)
Proceeds from derivative settlement	—	—	2.0
Payments of contingent consideration for acquisitions	(2.8)	—	(3.8)
Proceeds from share-based awards	0.8	1.8	0.3
Payments to noncontrolling interests	(0.2)	(0.6)	(1.1)
Other share-based award transactions	(10.5)	(10.4)	(8.5)
Repurchases of common stock	(140.0)	(179.8)	(270.0)
Dividends paid	(145.8)	(144.3)	(139.9)
Cash used in financing activities	(282.4)	(349.5)	(482.1)
Effect of exchange rate changes on cash	(30.5)	17.7	(64.7)
Change in cash and cash equivalents	(71.9)	(57.7)	(208.8)
Cash and cash equivalents, beginning of year	581.3	639.0	847.8
Cash and cash equivalents, end of year	$509.4	$581.3	$639.0
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$84.9	$75.9	$38.2
Income taxes, net	$187.6	$182.2	$201.6
Operating lease liabilities	$119.7	$132.0	$127.7
Non-cash operating activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$82.2	$135.6	$92.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

in millions, except share and per share data

	ManpowerGroup Shareholders

	Common Stock

	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total

Balance, December 31, 2021	117,762,065	$1.2	$3,444.7	$3,634.6	$(389.4)	$(4,169.4)	$10.0	$2,531.7
Net earnings				373.8				373.8
Other comprehensive loss					(69.3)			(69.3)
Issuances under equity plans	265,944		0.3			(8.5)		(8.2)
Share-based compensation expense			37.6					37.6
Dividends ($2.72 per share)				(139.9)				(139.9)
Repurchases of common stock						(270.0)		(270.0)
Noncontrolling interest transactions			1.6				0.8	2.4
Balance, December 31, 2022	118,028,009	$1.2	$3,484.2	$3,868.5	$(458.7)	$(4,447.9)	$10.8	$2,458.1
Net earnings				88.8				88.8
Other comprehensive loss					(7.3)			(7.3)
Issuances under equity plans	359,632		2.0			(10.4)		(8.4)
Share-based compensation expense			28.7					28.7
Dividends ($2.94 per share)				(144.3)				(144.3)
Repurchases of common stock, including excise tax						(181.5)		(181.5)
Balance, December 31, 2023	118,387,641	$1.2	$3,514.9	$3,813.0	$(466.0)	$(4,639.8)	$10.8	$2,234.1
Net earnings				145.1				145.1
Other comprehensive income					23.0			23.0
Issuances under equity plans	465,979		1.0			(10.7)		(9.7)
Share-based compensation expense			27.3					27.3
Dividends ($3.08 per share)				(145.8)				(145.8)
Repurchases of common stock, including excise tax						(140.9)		(140.9)
Noncontrolling interest transactions			2.9				(9.1)	(6.2)
Balance, December 31, 2024	118,853,620	$1.2	$3,546.1	$3,812.3	$(443.0)	$(4,791.4)	$1.7	$2,126.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II

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

Basis of Consolidation

The Consolidated Financial Statements include our operating results and the operating results of all of our majority-owned subsidiaries and entities in which we have a controlling financial interest. We have a controlling financial interest if we own a majority of the outstanding voting common stock and the noncontrolling shareholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary. We account for equity investments in companies over which we have the ability to exercise significant influence, but not control, using the equity method of accounting. We recognize our ownership share of earnings of these equity method investments, amortization of basis differences, and related gains or losses in the Consolidated Financial Statements. These investments, as well as certain other relationships, are also evaluated for consolidation under the accounting guidance on consolidation of variable interest entities. These investments were $103.9 and $102.2 as of December 31, 2024 and 2023, respectively, and are included in other assets in the Consolidated Balance Sheets. Included in shareholders’ equity as of December 31, 2024 and 2023 are $16.9 and $11.5, respectively, of accumulated unremitted earnings from investments accounted for using the equity method. The amounts relate to accounting for our remaining interest in ManpowerGroup Greater China under the equity method subsequent to deconsolidation in 2019.

Reclassification

Certain amounts within cash provided by operating activities on the Consolidated Statements of Cash Flows have been reclassified to conform to current year presentation. Accounts payable has been separated from other liabilities and is now separately disclosed on the Consolidated Statements of Cash Flows.

Revenues

We recognize revenues when or as control of the promised services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services. Our revenues are recorded net of any sales, value added or other taxes collected from our clients.

Part II

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

We generally determine standalone selling prices based on the prices included in the client contracts, using expected costs plus margin or other observable prices. The price as specified in our client contracts is generally considered the standalone selling price as it is an observable input that depicts the price as if separately sold to a similar client in similar circumstances. Certain client contracts have variable consideration, including credits, sales allowances, rebates or other similar items that generally reduce the transaction price. We estimate variable consideration using whichever method, either the expected value method or most likely amount method, better predicts the amount of consideration to which we will become entitled based on the terms of the client contract and historical evidence. These amounts may be constrained and are only included in revenues to the extent we do not expect a significant reversal when the uncertainty associated with the variable consideration is resolved. Our variable consideration amounts are not material, and we do not believe that there will be significant changes to our estimates.

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

As allowed under the guidance, we do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to December 31, 2024 related to remaining performance obligations, which are not material.

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

Our deferred revenue was $30.3 and $31.9 as of December 31, 2024 and 2023, respectively. We recognized the entire amount of the deferred revenue balance as of December 31, 2023 as revenue during the year ended December 31, 2024. We expect to recognize the entire amount of deferred revenue balance as of December 31, 2024 as revenue in 2025.

Part II

Allowance for Expected Credit Losses

We have an allowance for expected credit losses recorded as an estimate of the accounts receivable balance that may not be collected. This allowance is calculated on an entity-by-entity basis with consideration for historical write-off experience, age of receivables, market conditions, and a specific review for expected credit losses. Items that affect this balance mainly include provision for expected credit losses and the write-off of accounts receivable balances.

Changes in allowance for expected credit losses are as follows:

	Balance at Beginning of Year	Bad Debt Expense	Write-Offs		Translation Adjustments	Reclassifications and Other	Balance at End of Year

2024	$99.2	$9.0	$(35.6)	(a)	$(5.0)	$—	$67.6
2023	109.3	5.4	(18.2)		2.7	—	99.2
2022	121.6	6.2	(12.4)		(5.8)	(0.3)	109.3

(a)
Includes a $24.7 bad debt write-off in Italy to secure tax benefits.

Bad debt expense is recorded as selling and administrative expenses in our Consolidated Statements of Operations. Factors that would cause this provision to increase primarily relate to increased bankruptcies by our clients and other difficulties collecting amounts billed. On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision.

Advertising Costs

We expense production costs of advertising as they are incurred. Advertising expenses were $28.3, $28.9 and $29.6 in 2024, 2023 and 2022, respectively.

Restructuring Costs

We recorded net restructuring costs of $53.6, $149.2 and $3.6 in 2024, 2023 and 2022, respectively, in selling and administrative expenses. Payments made from the restructuring reserve were $93.7 and $72.4 during 2024 and 2023, respectively. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $46.5 reserve will be paid by the end of 2025.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total

Balance, December 31, 2022	$1.0	$1.0	$11.0	$0.2	$—	13.2
Severance costs	11.5	11.3	87.4	3.3	0.4	113.9
Other costs	—	2.3	33.0	—	—	35.3
Costs paid	(7.7)	(8.7)	(52.5)	(3.1)	(0.4)	(72.4)
Balance, December 31, 2023	$4.8	$5.9	$78.9	$0.4	$—	$90.0
Severance costs	8.6	5.4	28.8	2.8	1.9	47.5
Lease costs(c)	0.5	0.1	2.8	—	—	3.4
Other costs	0.1	0.8	1.8	—	—	2.7
Non-cash charges	(0.5)	(0.1)	(2.8)	—	—	(3.4)
Costs paid	(7.8)	(7.7)	(77.4)	(0.8)	—	(93.7)
Balance, December 31, 2024	$5.7	$4.4	$32.1	$2.4	$1.9	$46.5

(a)
Balance related to United States was $0.6 as of December 31, 2022. In 2023, United States incurred $7.7 for severance costs and paid $4.6, leaving a $3.7 liability as of December 31, 2023. In 2024, United States incurred $6.0 for severance costs, $0.1 for other costs and paid $5.8, leaving a $4.0 liability as of December 31, 2024.
(b)
France had a $0.9 liability as of December 31, 2022. In 2023, France incurred $2.1 for severance costs, $0.4 for other costs and paid $0.9, leaving a $2.5 liability as of December 31, 2023. In 2024, France incurred $1.3 for severance costs, $0.5 for other costs and paid $3.1, leaving a $1.2 liability as of December 31, 2024. As of December 31, 2022 Italy had no restructuring liability. In 2023, Italy incurred $1.6 for severance costs and paid $0.6, leaving a $1.0 liability as of December 31, 2023. In 2024, Italy incurred $1.9 for severance costs, $0.1 for other costs and paid $1.0, leaving a $2.0 liability as of December 31, 2024.
(c)
Liabilities related to exited leased facilities are recorded within our short-term and long-term operating lease liabilities within our Consolidated Balance Sheets.

Part II

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

Fair Value Measurements

The assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using				Fair Value Measurements Using

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Deferred compensation plan assets	$165.4	$165.4	$—	$—	$144.2	$144.2	$—	$—
Cross-currency swaps	10.3	—	10.3	—	31.7	—	31.7	—
Foreign currency forward contracts	—	—	—	—	6.7	—	6.7	—
	$175.7	$165.4	$10.3	$—	$182.6	$144.2	$38.4	$—
Liabilities
Cross-currency swaps	$37.0	$—	$37.0	$—	$73.3	$—	$73.3	$—
Foreign currency forward contracts	0.7	—	0.7	—	2.3	—	2.3	—
	$37.7	$—	$37.7	$—	$75.6	$—	$75.6	$—

Our deferred compensation plan assets are comprised of publicly traded securities, of which fair value is determined using market quotes as of the last day of the period. We record them in other assets in the Consolidated Balance Sheets. The fair value of the cross-currency swaps and foreign currency forward contracts are measured at the value based on a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as current and forward interest rates and current and forward foreign exchange rates.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our variable-rate long-term debt and revolving debt facility approximates fair value. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $928.5 and $977.6 as of December 31, 2024 and 2023, respectively, compared to a carrying value of $928.4 and $988.2, respectively.

Part II

Goodwill and Other Intangible Assets

We had goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	December 31, 2024			December 31, 2023

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Goodwill(a)	$1,563.4	$—	$1,563.4	$1,586.8	$—	$1,586.8
Intangible assets:
Finite-lived:
Customer relationships	$814.2	$509.1	$305.1	$824.9	$486.0	$338.9
Other	24.4	21.3	3.1	21.5	21.2	$0.3
	838.6	530.4	308.2	846.4	507.2	339.2
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	125.9	—	125.9	128.4	—	128.4
	177.9	—	177.9	180.4	—	180.4
Total intangible assets	$1,016.5	$530.4	$486.1	$1,026.8	$507.2	$519.6

(a)
Balances were net of accumulated impairment loss of $749.3 as of both December 31, 2024 and 2023.
(b)
Balances were net of accumulated impairment loss of $139.5 as of both December 31, 2024 and 2023.

The consolidated amortization expense related to intangibles was $32.7, $34.6 and $37.1 in 2024, 2023 and 2022, respectively. Amortization expense expected in each of the next five years related to acquisitions completed as of December 31, 2024 is as follows: 2025 - $31.0, 2026 - $27.5, 2027 - $26.9, 2028 - $26.9 and 2029 - $26.5. The weighted-average useful lives of the customer relationships and other are approximately 14 and 5 years, respectively. The tradenames have been assigned an indefinite life based on our expectation of renewing the tradenames, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future. Indefinite-lived reacquired franchise rights resulted from our franchise acquisitions in the United States, Switzerland and Canada. These rights entitled the franchisees with unilateral control to operate perpetually in particular territories and have therefore been assigned an indefinite life.

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

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment tests include: expected future revenue growth rates, operating unit profit margins, working capital levels, discount rates, and terminal value multiple. The expected future revenue growth rates and operating unit profit margins are determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential and our expectations of future business performance. We believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based on the reporting units’ projections of future operating results and cash flows and is consistent with our view of how market participants would value the company’s reporting units in an orderly transaction.

Part II

We performed our annual impairment test of our goodwill and indefinite-lived intangible assets during the third quarter of 2024, and determined that there was no impairment of our goodwill or indefinite-lived intangible assets as a result of our annual test. The excess of fair value over carrying amount for our goodwill reporting units, which exceeded 15% or more of the respective carrying amounts, was sufficient to conclude that no impairment was indicated. The reacquired franchise right associated with our Switzerland business, which is an infinite-lived intangible asset, had an excess of fair value over carrying value of 5.2%. Key assumptions included in the impairment test included a discount rate of 13.1% and OUP margins ranging from 2.3% to 5.5%. The carrying value of the reacquired franchise right as of June 30, 2024 was $27.7.

While the excess of fair value over carrying amount exceeded 15% for our reporting units, we did see a lower level of excess fair value year over year in many of our North America and Europe reporting units including three of these reporting units which approximate $1,243.0 of the consolidated goodwill balance. Given the current macroeconomic conditions in these regions, our assumptions on near-term expected future revenue growth rates and operating profit margins were lower than in the prior year assessment. Market conditions in North America and Europe continue to remain challenging given the economic uncertainty including the uncertainty surrounding the timing of an inflection point for improving market conditions. Management closely monitors the results of the reporting units and comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting units.

During the fourth quarter of 2024, in connection with the preparation of our annual financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit or indefinite-lived intangible asset were below its carrying amount. While we continued to see challenging market conditions in Europe which led to lower levels of revenue and OUP in certain of our reporting units than we had forecasted at the time of our impairment testing, we concluded based on our analysis performed, that the fair value of these reporting units continued to exceed the carrying value and did not identify a triggering event.

There could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

Capitalized Software for Internal Use

We capitalize purchased software as well as internally developed software. Internal software development costs are capitalized from the time when the internal-use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation, selection and software maintenance costs are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the software which ranges from 3 to 10 years. The net capitalized software balance of $36.5 and $44.7 as of December 31, 2024 and 2023, respectively, is included in other assets in the Consolidated Balance Sheets. Amortization expense related to the capitalized software costs, which is included in selling and administrative expenses, was $15.8, $13.8 and $9.8 for 2024, 2023 and 2022, respectively. In 2023, we also recorded software impairment charges of $2.2.

Cloud Computing Arrangements

We utilize cloud computing arrangements such as hosting arrangements that are service contracts, whereby we gain remote access to use software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Subscription fees are usually prepaid and recorded in selling and administrative expenses over the related subscription period. Certain implementation costs for cloud computing arrangements are capitalized in prepaid expenses or other noncurrent assets if they consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. Amortization of capitalized implementation costs is recorded in selling and administrative expenses on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of agreement, together with periods covered by renewal options that we are reasonably certain to exercise. The unamortized implementation costs related to our cloud computing arrangements were $110.8, $54.6 and $19.9 as of December 31, 2024, 2023 and 2022, respectively.

Part II

Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2024	2023

Land	$0.4	$0.4
Buildings	6.0	6.4
Furniture, fixtures, and autos	145.6	148.5
Computer equipment	106.1	127.3
Leasehold improvements	230.1	243.9
Property and equipment	$488.2	$526.5

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

Leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases. As of December 31, 2024, we did not have any material additional operating leases that have not yet commenced.

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

Part II

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

Shareholders’ Equity

The Board of Directors authorized the repurchase of 5.0 million and 4.0 million shares of our common stock in August 2023 and August 2021, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2024, we repurchased a total of 2.0 million shares under the 2023 authorization, at a total cost of $140.9 including excise tax on share repurchases of $0.9. In 2023, we repurchased a total of 2.4 million shares comprised of 2.0 million shares under the 2021 authorization and 0.4 million shares under the 2023 authorization, at a total cost of $181.5 including excise tax on share repurchases of $1.7. In 2022, we repurchased a total of 3.2 million shares comprised of 1.2 million shares under the 2019 authorization and 2.0 million shares under the 2021 authorization, at a total cost of $270.0. As of December 31, 2024, there were 2.6 million shares remaining authorized for repurchase under the 2023 authorization and no shares remaining authorized for repurchase under the 2021 authorization.

During 2024, 2023 and 2022, the Board of Directors declared total cash dividends of $3.08, $2.94 and $2.72 per share, respectively, resulting in total dividend payments of $145.8, $144.3 and $139.9, respectively.

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses in our Consolidated Statements of Operations. We recorded expenses of $0.3, $0.4 and $0.8 for 2024, 2023 and 2022, respectively.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, term deposits with banks and short-term highly-liquid financial investments that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value; and have a maturity of three months or less from the date of acquisition.

Accounting Standards Effective as of January 1, 2024

In November 2023, the FASB issued new guidance on segment reporting. The guidance requires an annual and interim disclosure of significant segment expenses that are (1) regularly provided to the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The guidance also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. We adopted the new guidance for our 2024 annual disclosures. See Note 14 to the Consolidated Financial Statements for more information.

Recently Issued Accounting Standards

In November 2024, the FASB issued new guidance on disaggregation of income statement expenses. The guidance requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The guidance is effective for our 2027 annual financial statements and can be adopted prospectively or retrospectively. We are currently assessing the impact of the adoption of this guidance on our financial statement disclosures.

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

Part II

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

Our RPO services, which include RPO management services and placement services, are also included in our Permanent Recruitment revenues. RPO management services include the various activities of managing a client's permanent workforce, which can include candidate assessments, screening, conducting candidate interviews, providing sourcing technology, and providing our marketing and recruiting expertise. We perform these activities to fulfill the overall obligation to provide permanent workforce management services, so they are not individually distinct, and therefore, we account for them as a single performance obligation. We generally utilize an input measure of time in months, but we do have a few contracts for which we use labor hours of management services provided as this more accurately depicts the progress toward completion of the performance obligation. We recognize revenues over time for each month of management services provided, as each month of management services is distinct, and the client benefits from each month of management services as we provide them. For those contracts for which we use labor hours as the input measure, we recognize revenues over time based on a fixed amount for each labor hour of management services provided as our clients benefit from our services as we provide them.

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

Part II

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
•
Our franchise fees include the performance obligation of providing the right to use our intellectual property in a specifically defined exclusive territory as defined in a franchise agreement. Our franchise agreements generally state that franchise fees are calculated based on a percentage of revenues earned by the franchise operations and are payable on a monthly basis. As such, we record franchise fee revenues monthly over time calculated based on the specific fee percentage and the monthly revenues of the franchise operations. Franchise fees were $14.4, $14.8 and $15.7 for the years ended December 31, 2024, 2023 and 2022, respectively.

Disaggregation of Revenues

In the following table, revenue is disaggregated by service types and timing of revenue recognition and then reconciled by reportable segment.

	Year Ended December 31,

	2024					2023(a)

	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total

Americas:
United States	$2,454.5	$11.3	$126.1	$174.7	$2,766.6	$2,552.5	$18.3	$132.7	$162.7	$2,866.2
Other Americas	1,350.6	54.2	43.0	10.5	1,458.3	1,442.6	49.4	47.2	9.4	1,548.6
	3,805.1	65.5	169.1	185.2	4,224.9	3,995.1	67.7	179.9	172.1	4,414.8
Southern Europe:
France	4,205.4	281.8	49.6	81.6	4,618.4	4,454.7	283.5	58.9	70.0	4,867.1
Italy	1,561.5	36.0	48.0	31.5	1,677.0	1,590.1	36.9	55.0	26.8	1,708.8
Other Southern Europe	1,544.5	296.4	50.6	31.4	1,922.9	1,547.2	305.1	58.9	28.2	1,939.4
	7,311.4	614.2	148.2	144.5	8,218.3	7,592.0	625.5	172.8	125.0	8,515.3
Northern Europe	2,814.0	257.2	121.5	111.6	3,304.3	3,160.2	332.5	153.2	102.1	3,748.0
APME	1,746.1	321.9	52.8	40.5	2,161.3	1,781.8	386.3	109.4	44.8	2,322.3
	15,676.6	1,258.8	491.6	481.8	17,908.8	16,529.1	1,412.0	615.3	444.0	19,000.4
Intercompany Eliminations					(54.9)					(85.9)
Total					$17,853.9					$18,914.5

(a)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

Part II

	Year Ended December 31,

	2024			2023(a)

	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total

Americas:
United States	$2,695.4	$71.2	$2,766.6	$2,789.8	$76.4	$2,866.2
Other Americas	1,432.0	26.3	1,458.3	1,518.8	29.8	1,548.6
	4,127.4	97.5	4,224.9	4,308.6	106.2	4,414.8
Southern Europe:
France	4,573.3	45.1	4,618.4	4,814.5	52.6	4,867.1
Italy	1,632.6	44.4	1,677.0	1,657.8	51.0	1,708.8
Other Southern Europe	1,880.6	42.3	1,922.9	1,891.1	48.3	1,939.4
	8,086.5	131.8	8,218.3	8,363.4	151.9	8,515.3
Northern Europe	3,208.9	95.4	3,304.3	3,627.5	120.5	3,748.0
APME	2,116.2	45.1	2,161.3	2,255.2	67.1	2,322.3
	17,539.0	369.8	17,908.8	18,554.7	445.7	19,000.4
Intercompany Eliminations			(54.9)			(85.9)
Total			$17,853.9			$18,914.5

(a)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

Part II

(3) Share-Based Compensation Plans

During 2024, 2023 and 2022, we recognized $27.3, $28.7 and $37.6, respectively, in share-based compensation expense related to stock options, deferred stock, restricted stock and performance share units, all of which is recorded in selling and administrative expenses. Consideration received from share-based awards for 2024, 2023 and 2022 was $0.8, $1.8 and $0.3, respectively. The income tax benefit recognized during 2024, 2023 and 2022 was $1.3, $1.0 and $2.6, respectively, for the United States share-based compensation and $1.2, $1.6 and $1.3, respectively, for non-United States share-based compensation. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

Stock Options and Stock Appreciation Rights

All share-based compensation is granted under the 2011 Equity Incentive Plan of ManpowerGroup Inc. (“2011 Plan”). Under the 2011 Plan, stock options and stock appreciation rights are required to be granted at a price not less than 100% of the fair market value of the common stock at the date of grant. Generally, options are granted with a ratable vesting period of up to four years and expire 10 years from date of grant. No options were granted subsequent to 2021, and we have not granted stock appreciation rights under the 2011 Plan. A summary of stock option activity is as follows:

	Shares (000)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)

Outstanding, January 1, 2022	852	$90
Granted	—	N/A
Exercised	—	N/A
Expired or cancelled	—	N/A
Outstanding, December 31, 2022	852	$90	5.1	$2
Exercisable, December 31, 2022	639	$90	4.4	$2
Outstanding, January 1, 2023	852	$90
Granted	—	N/A
Exercised	(23)	76
Expired or cancelled	(19)	109
Outstanding, December 31, 2023	810	$90	4.4	$1
Exercisable, December 31, 2023	706	$90	4.1	$1
Outstanding, January 1, 2024	810	$90
Granted	—	N/A
Exercised	—	N/A
Expired or cancelled	(48)	80
Outstanding, December 31, 2024	762	$91	3.7	$—
Exercisable, December 31, 2024	730	$91	3.5	$—

Options outstanding and exercisable as of December 31, 2024 were as follows:

	Options Outstanding			Options Exercisable

Exercise Price	Shares (000)	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price

$75-$80	155	0.8	$76	155	$76
$81-$89	153	4.2	84	153	84
$90-$95	286	5.6	93	254	93
$96-$123	168	5.6	109	168	109
	762	3.7	$91	730	$91

We recognized expense of $0.2, $0.5 and $0.8 related to stock options for the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of options vested during the same periods was $1.5, $2.2 and $2.8, respectively. As of December 31, 2024, there was no unrecognized compensation cost.

Part II

Deferred Stock

Our non-employee directors may elect to receive deferred stock in lieu of part or all of their annual cash retainer otherwise payable to them. The number of shares of deferred stock is determined pursuant to a formula set forth in the terms and conditions adopted under the 2011 Plan; the deferred stock is settled in shares of common stock according to these terms and conditions. During December 31, 2024, 2023 and 2022, there were 4,716, 4,463 and 4,775, respectively, shares of deferred stock awarded under this arrangement, all of which are vested.

Non-employee directors also receive an annual grant of deferred stock (or restricted stock, if they so elect) as additional compensation for board service. The award vests in equal quarterly installments over one year and the vested portion of the deferred stock is settled in shares of common stock either three years after the date of grant (which may in most cases be extended at the directors’ election) or upon a director’s termination of service in accordance with the terms and conditions under the 2011 Plan. During 2024, 2023 and 2022, there were 14,362, 14,721 and 12,698, respectively, shares of deferred stock awarded under this arrangement, all of which are vested. We recognized expense of $1.7, $1.9 and $1.8 related to deferred stock in 2024, 2023 and 2022, respectively.

Restricted Stock and Restricted Stock Units

We grant restricted stock and restricted stock unit awards to certain employees and to non-employee directors who may elect to receive restricted stock rather than deferred stock as described above. Restrictions lapse over periods ranging up to five years, and in some cases upon retirement. We value restricted stock awards at the closing market value of our common stock on the date of grant.

A summary of restricted stock and restricted stock unit activity is as follows:

	Shares (000)	Wtd. Avg. Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)

Unvested, January 1, 2022	545	$85	1.3
Granted	245	104
Vested	(177)	80
Forfeited	(25)	88
Unvested, December 31, 2022	588	$94	1.4
Granted	261	82
Vested	(177)	87
Forfeited	(44)	90
Unvested, December 31, 2023	628	$91	1.4
Granted	343	64
Vested	(180)	86
Forfeited	(38)	83
Unvested, December 31, 2024	753	$80	1.4	$43

During 2024, 2023 and 2022, there were 9,060, 8,412 and 7,192, respectively, shares of restricted stock granted to our non-employee directors, all of which are vested. During 2024, 2023 and 2022, we recognized $18.9, $18.9 and $19.1, respectively, of expense related to restricted stock awards. As of December 31, 2024, there was $14.5 of total unrecognized compensation cost related to unvested restricted stock, which we expect to recognize over a weighted-average period of approximately 2.0 years.

Performance Share Units

Our 2011 Plan allows us to grant performance share units. We grant performance share units with a performance period ranging from one to three years. Vesting of units occurs at the end of the performance period or after a subsequent holding period, except in the case of termination of employment where the units are forfeited immediately. Upon retirement, a prorated number of units vest depending on the period worked from the grant date to retirement date or in certain cases all of the units vest. In the case of death or disability, the units immediately vest at the Target Award level if the death or disability date is during the performance period, or at the level determined by the performance criteria met during the performance period if the death or disability occurs during the subsequent holding period. The units are settled in shares of our common stock. A payout multiple may be applied to the units awarded based on the performance criteria determined by the People, Culture and Compensation Committee of the Board of Directors ("the Committee") at the time of grant. Final determination of the payout is at the discretion of the Committee.

Part II

In the event the performance criteria exceed the Target Award level, an additional number of shares, up to the Outstanding Award level, may be granted. In the event the performance criteria fall below the Target Award level, a reduced number of shares, as low as the Threshold Award level, may be granted. If the performance criteria fall below the Threshold Award level, no shares will be granted.

A summary of the performance share units detail by grant year is as follows:

	2021 (Regular)	2021 (Additional)	2022 (Regular)	2022 (Experis)	2023	2024

Grant Date(s)	February 12, 2021	February 12, 2021	February 11, 2022	February 11, 2022	February 17, 2023	February 16, 2024
Performance Period (years)	2021	2021-2022	2022-2024	2022-2024	2023-2025	2024-2026
Vesting Date(1)	February 2024	February 2023	February 2025	February 2025	February 2026	February 2027
Payout Levels (in units):
Threshold Award	61,076	39,882	—	—	—	—
Target Award	122,152	79,763	106,116	28,275	132,537	179,099
Outstanding Award	244,304	159,526	212,232	84,826	265,074	358,198
Shares Issued in 2024	238,726	N/A	N/A	N/A	N/A	N/A
Shares Issued in 2023	N/A	159,526	N/A	N/A	N/A	N/A
Payout Achieved Over Performance Period	238,726	159,526	67,422	—	N/A	N/A

(1)
Awards are scheduled to vest after the Committee determines the achievement of the performance criteria.

We recognize and adjust compensation expense based on the likelihood of the performance criteria specified in the award being achieved. The compensation expense is recognized over the performance and holding periods and is recorded in selling and administrative expenses. We recognized total compensation expense of $6.1, $7.2 and $15.6 in 2024, 2023 and 2022, respectively, related to the performance share units. The lower expense in 2024 and 2023 compared to 2022 resulted from lower estimated payout levels for all the grants.

Savings Related Share Option Scheme

We also maintain the Savings Related Share Option Scheme for United Kingdom employees with at least two years of service. The employees are offered the opportunity to obtain an option for a specified number of shares of common stock at 85% of its market value on the day prior to the offer to participate in the plan. Options vest after three years, but may lapse earlier. Funds used to purchase the shares are accumulated through specified payroll deductions over a 36-month period. We recognized expense of $0.4, $0.2 and $0.3 in 2024, 2023 and 2022, respectively, for shares purchased under the plan.

(4) Acquisitions and Dispositions

Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions, net of cash acquired, for the years ended December 31, 2024, 2023, and 2022 was $7.7, $0.0 and $20.2, respectively. The 2024 payments represent a consideration payment for a franchise in the United States and contingent consideration payments related to a previous acquisition. The 2022 payments primarily represent a consideration payment for the acquisition of Tingari, a talent solutions company in France. Also included in the 2022 payments are consideration payments for franchises in the United States and contingent consideration payments related to previous acquisitions, of which $3.8 had been recognized as a liability at the acquisition date.

As of December 31, 2024, goodwill and other intangible assets resulting from the 2024 acquisitions were $1.4 and $3.1, respectively. We did not make any acquisitions in 2023.

Part II

Dispositions

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint as well as improve our overall efficiency. On October 15, 2024, we disposed of our Austria business in our Southern Europe segment for cash proceeds of $0.1 and simultaneously entered into a franchising agreement. In connection with the disposition, we recognized a one-time net loss on disposition of $7.7, of which $4.9 was included in selling and administrative expenses and $2.8 was included in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2024.

On November 1, 2024, we disposed of our South Korea business in our APME segment for cash proceeds of $20.6 and simultaneously entered into a franchising agreement under which the new ownership will operate Manpower Korea under the Manpower brand. In connection with the disposition, we recognized a one-time net loss on disposition of $0.4, consisting of a $3.3 gain in selling and administrative expenses and a $3.7 loss in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2024. The franchise arrangement represents a significant component of the transaction. Our South Korea business contributed $349.9 and $324.2 of revenues for the year ended December 31, 2023 and 2022, respectively.

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

(5) Income Taxes

The provision for income taxes was as follows:

Year Ended December 31	2024	2023	2022

Current
United States
Federal	$2.4	$(2.9)	$17.6
State	0.8	7.3	6.8
Non-United States	140.9	133.3	154.1
Total current	144.1	137.7	178.5
Deferred
United States
Federal	(22.6)	(8.6)	11.2
State	2.9	(4.0)	0.9
Non-United States	(12.7)	(8.0)	(7.3)
Total deferred	(32.4)	(20.6)	4.8
Total provision	$111.7	$117.1	$183.3

Part II

A tax reconciliation between taxes computed at the United States federal statutory rate of 21% and the consolidated effective tax rate is as follows:

Year Ended December 31	2024	2023	2022

Income tax based on statutory rate	$53.9	$43.2	$117.0
Increase (decrease) resulting from:
Non-United States tax rate difference:
French business tax(a)	9.2	13.0	24.6
Other(b)	18.0	10.4	15.2
Repatriation of non-United States earnings	(5.8)	4.6	10.7
State income taxes, net of federal benefit	3.6	2.0	5.5
Change in valuation allowance(c)	34.1	53.5	13.7
Work Opportunity Tax Credit(d)	(4.6)	(5.6)	(14.4)
Foreign-Derived Intangible Income deduction	(3.6)	(7.2)	(9.6)
Goodwill impairment(e)	—	10.9	8.9
Change in unrecognized tax benefits(f)	(0.3)	(14.4)	4.2
Other, net	7.2	6.7	7.5
Tax provision	$111.7	$117.1	$183.3

(a)
The French business tax is allowed as a deduction for French income tax purposes. The gross amount of the French business tax was $11.7, $16.4 and $31.2 for 2024, 2023, and 2022 respectively. The amounts in the table above of $9.2, $13.0 and $24.6 for 2024, 2023, and 2022, respectively, represent the French business tax expense net of the French tax benefit using the United States federal rate of 21%. In December 2023, the French Parliament approved the Finance Bill for 2024 which reversed the scheduled elimination of the business tax in 2024 and replaced it with a gradual reduction of the tax rate (i.e., 0.28% in 2024, 0.19% in 2025, 0.09% in 2026) before eliminating altogether in 2027. Recent proposals have called for a delay in the gradual reduction of the French business tax, which could defer the scheduled reductions to future years.
(b)
Included in Other Non-United States tax rate differences is the impact of all Non-United States pre-tax earnings and permanent tax differences at the local statutory tax rate versus the United States federal rate of 21%. This includes benefits of $0.6, $0.8 and $1.5 for 2024, 2023 and 2022, respectively, related to the difference between the United States federal rate and the French tax rate applied to the respective gross amounts of the French business tax deduction previously mentioned.
(c)
Losses incurred in 2024, 2023 and 2022 in Germany resulted in an increase in valuation allowance of $16.1, $46.3 and $13.5, respectively.
(d)
The Work Opportunity Tax Credit is currently authorized until December 31, 2025.
(e)
Non-deductible portion of the goodwill impairment charges recorded in the Netherlands in 2023 and 2022.
(f)
Effective settlement of an audit during the third quarter of 2023 resulted in the recognition of a tax benefit of $10.8.

Deferred income taxes are recorded based on temporary differences at the tax rate expected to be in effect when the temporary differences reverse. Temporary differences, which give rise to the deferred taxes, are as follows:

December 31	2024	2023

Future Income Tax Benefits (Expense)
Accrued payroll taxes and insurance	$11.5	$11.2
Employee compensation payable	40.9	40.8
Pension and postretirement benefits	66.9	71.8
Intangible assets	(130.9)	(129.3)
Repatriation of non-United States earnings	(24.2)	(20.4)
Loans denominated in foreign currencies	(4.8)	16.8
Operating lease ROU assets	(95.1)	(104.5)
Operating lease liabilities	90.8	107.0
Tax credit and other carryforwards	59.2	20.6
Tax loss carryforwards	212.1	212.9
Other	115.9	120.5
Valuation allowance	(222.9)	(219.8)
Total future tax benefits	$119.4	$127.6
Deferred tax asset	$135.0	$138.3
Deferred tax liability	(15.6)	(10.7)
Total future tax benefits	$119.4	$127.6

Part II

For 2024, the Other category was updated to remove tax credit, capital loss, and other carryforwards. The capital loss carryforwards of $27.4 and $25.2 for 2024 and 2023, respectively, were combined with net operating losses, and the category was renamed to Tax loss carryforwards. The capital loss carryforwards are fully offset by valuation allowance due to the expiration of carryforwards and uncertain source of future capital gains. The tax credit and other carryforwards were combined in a new category and consist primarily of U.S. foreign and general business tax credits. A related valuation allowance of $11.8 was recorded as of December 31, 2024, as management believes that realization of certain tax credit carryforwards is unlikely.

Pre-tax earnings of non-United States operations were $246.0, $165.2 and $380.9 in 2024, 2023, and 2022, respectively. We have not provided deferred taxes on $289.4 of accumulated unremitted earnings of non-United States subsidiaries that are considered indefinitely reinvested. We have not estimated the deferred tax liability on these earnings as such estimation is not practicable to determine or immaterial to the financial statements. As of December 31, 2024, deferred taxes for non-United States withholding and other taxes were provided on $1,353.5 of accumulated unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2024 and 2023, we have recorded a deferred tax liability of $25.9 and $23.1, respectively, related to these non-United States earnings that may be remitted.

We had United States federal and non-United States net operating loss carryforwards and United States state net operating loss carryforwards totaling $1,041.2 and $151.5, respectively, as of December 31, 2024. The net operating loss carryforwards expire as follows:

	United States Federal and Non-United States	United States State

2024	2.7	2.4
2025	0.7	8.1
2026	3.5	3.7
2027	5.0	0.2
2028	6.9	1
Thereafter	15.1	105.3
No expirations	1,007.3	30.8
Total net operating loss carryforwards	$1,041.2	$151.5

We have recorded a deferred tax asset of $184.7 as of December 31, 2024, for the benefit of these net operating losses. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. A related valuation allowance of $168.8 was recorded as of December 31, 2024, due to the expiration of net operating loss carryforwards and uncertain source of future taxable income.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $36.1, $32.8 and $81.6 in 2024, 2023 and 2022, respectively. If recognized, the entire amount would favorably affect the effective tax rate except for $9.5. Our unrecognized tax benefits decreased by $48.8 during 2023 primarily due to the effective settlement of an audit during the third quarter, which resulted in the recognition of a tax benefit of $10.8. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. We accrued net interest and penalties of $0.5, $0.6 and $0.8 in 2024, 2023 and 2022, respectively. We reduced our accrued interest and penalties related to unrecognized tax benefits by $4.2 primarily due to the effectively settled income tax audit in the third quarter of 2023.

Part II

The following table summarizes the activity related to our unrecognized tax benefits during 2024, 2023, and 2022:

	2024	2023	2022

Gross unrecognized tax benefits, beginning of year	$31.1	$76.3	$67.3
Increases in prior year tax positions	6.5	4.6	10.5
Decreases in prior year tax positions	(0.6)	(1.2)	(1.2)
Increases for current year tax positions	2.2	2.6	2.3
Expiration of statute of limitations and audit settlements	(4.5)	(51.2)	(2.6)
Gross unrecognized tax benefits, end of year	$34.7	$31.1	$76.3
Potential interest and penalties	1.4	1.7	5.3
Balance, end of year	$36.1	$32.8	$81.6

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2016 through 2023 for our major operations in France, Italy, the United Kingdom and the United States. As of December 31, 2024, we were subject to tax audits in Austria, Germany, India, Israel, Spain and the United States.

(6) Net Earnings Per Share

The calculation of net earnings per share - basic and net earnings per share - diluted were as follows:

Year Ended December 31	2024	2023	2022

Net earnings available to common shareholders:	$145.1	$88.8	$373.8
Weighted-average common shares outstanding (in millions):
Weighted-average common shares outstanding – basic	47.8	49.8	52.2
Effect of other share-based awards	0.5	0.6	0.6
Weighted-average common shares outstanding – diluted	48.3	50.4	52.8
Net earnings per share – basic	$3.04	$1.78	$7.17
Net earnings per share – diluted	$3.01	$1.76	$7.08

There were 0.8 million, 0.6 million and 0.5 million share-based awards excluded from the calculation of net earnings per share - diluted for the years ended December 31, 2024, 2023 and 2022, respectively, because their impact was anti-dilutive.

Part II

(7) Goodwill

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate(c)	Total

Balance, January 1, 2023(d)	$1,049.6	$148.2	$234.8	$69.5	$126.0	$1,628.1
Impairment Charge(e)	—	—	(55.1)	—	—	(55.1)
Currency impact	0.8	6.5	8.3	(1.8)	—	13.8
Balance, December 31, 2023(d)	1,050.4	154.7	188.0	67.7	126.0	1,586.8
Acquisitions	1.4	—	—	—	—	1.4
Currency impact	(3.6)	(9.4)	(6.6)	(4.7)	(0.5)	(24.8)
Balance, December 31, 2024(d)	$1,048.2	$145.3	$181.4	$63.0	$125.5	$1,563.4

(a)
Balances related to United States were $1,006.5, $1,005.8 and $1,007.2 as of January 1, 2023, December 31, 2023 and December 31, 2024, respectively.
(b)
Balances related to France were $73.3, $75.6 and $70.9 as of January 1, 2023, December 31, 2023 and December 31, 2024, respectively. Balances related to Italy were $3.7, $3.8 and $3.5 as of January 1, 2023, December 31, 2023 and December 31, 2024, respectively.
(c)
The majority of the Corporate balance as of January 1, 2023, December 31, 2023 and 2024 relates to goodwill attributable to our acquisitions of Right Management ($62.1) and Jefferson Wells ($55.5). Jefferson Wells is part of the United States reporting unit. Right Management is allocated to the reporting units of the countries in which Right Management operates. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing.
(d)
Balances were net of accumulated impairment loss of $694.2 ($177.0 related to Northern Europe, $3.8 related to APME, $235.2 related to Right Management and $278.2 related to Corporate) as of January 1, 2023; and $749.3 ($232.1 related to Northern Europe, $3.8 related to APME, $235.2 related to Right Management and $278.2 related to Corporate) as of both December 31, 2023 and 2024.
(e)
The impairment charge relates to our Netherlands reporting unit, which was recorded during the fourth quarter 2023. See Note 1 to the Consolidated Financial Statements for further information.

(8) Debt

Information concerning short-term borrowings is as follows:

December 31	2024	2023

Short-term borrowings	$21.0	$9.0
Weighted-average interest rates	33.3%	17.4%

We maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2024, such uncommitted credit lines totaled $290.5, of which $266.1 was unused. Under our revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Due to these limitations, additional borrowings of $266.1 could have been made under these lines as of December 31, 2024.

A summary of long-term debt is as follows:

December 31	2024	2023

Euro-denominated notes:
€500.0 due June 2026	$516.6	$550.0
€400.0 due June 2027	411.8	438.2
Other	3.4	5.4
	931.8	993.6
Less current maturities	2.4	3.1
Long-term debt	$929.4	$990.5

Part II

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

Both the €500.0 notes and €400.0 notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2024. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See Note 12 to the Consolidated Financial Statements for further information.)

Revolving Credit Agreement

On May 27, 2022, we entered into a new Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks with a termination date of May 27, 2027 to replace our previous $600.0 revolving credit facility. The Credit Agreement includes terms generally consistent with our previous 5-year credit facility, except the Credit Agreement uses Secured Overnight Financing Rate (SOFR) as the base rate index instead of London Interbank Offered Rate (LIBOR). The Credit Agreement allows for borrowing of $600.0 in various currencies, and up to $150.0 may be used for the issuance of stand-by letters of credit. We had no borrowings under this facility as of December 31, 2024 and 2023. Outstanding letters of credit issued totaled $0.4, hence additional borrowings of $599.6 were available to us under the facility as of both December 31, 2024 and 2023.

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

Debt Maturities

The maturities of long-term debt payable within each of the four years subsequent to December 31, 2025 are as follows: 2026 - $517.6, 2027 - $411.8, 2028 - $0.0, 2029 -$0.0.

Part II

(9) Retirement and Deferred Compensation Plans

For all of our United States defined benefit and retiree health care plans, we adopted the Society of Actuaries’ Pri-2012 Mortality Table with MP-2021 Mortality Improvement Scale in determining the plans’ benefit obligations as of December 31, 2024.

Defined Benefit Pension Plans

We sponsor qualified and nonqualified pension plans covering permanent employees in several countries. In our Switzerland pension plan, we recognized a partial settlement as a result of local regulations and turnover common to our industry and reclassified pension losses of $3.8, $5.8 and $2.7 in 2024, 2023, and 2022, respectively, net of tax, recorded in other comprehensive loss in the Consolidated Statements of Comprehensive Income. The reconciliation of the changes in the plans’ benefit obligations, the fair value of plan assets and the funded status of the plans are as follows:

	United States Plans		Non-United States Plans

Year Ended December 31	2024	2023	2024	2023

Change in Benefit Obligation
Benefit obligation, beginning of year	$19.2	$20.5	$713.2	$632.3
Service cost	—	—	16.5	15.5
Interest cost	0.9	1.0	18.5	20.1
Curtailments	—	—	(2.7)	—
Settlements	—	—	(50.9)	(66.4)
Transfers	—	—	26.5	26.9
Actuarial (gain) loss	—	(0.1)	(3.9)	43.3
Plan participant contributions	—	—	11.4	12.4
Benefits paid	(2.1)	(2.2)	(16.0)	(14.2)
Currency exchange rate changes	—	—	(42.8)	43.3
Benefit obligation, end of year	$18.0	$19.2	$669.8	$713.2

	United States Plans		Non-United States Plans

Year Ended December 31	2024	2023	2024	2023

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—	$596.3	$547.8
Actual return on plan assets	—	—	40.7	30.3
Settlements	—	—	(50.9)	(66.4)
Transfers	—	—	23.7	28.4
Plan participant contributions	—	—	11.4	12.4
Company contributions	2.1	2.2	17.4	17.6
Benefits paid	(2.1)	(2.2)	(16.0)	(14.2)
Currency exchange rate changes	—	—	(36.5)	40.4
Fair value of plan assets, end of year	$—	$—	$586.1	$596.3
Funded Status at End of Year
Funded status, end of year	$(18.0)	$(19.2)	$(83.7)	$(117.0)
Amounts Recognized
Noncurrent assets	$—	$—	$22.7	$8.8
Current liabilities	(2.2)	(2.2)	(1.2)	(1.0)
Noncurrent liabilities	(15.8)	(17.0)	(105.2)	(124.8)
Net amount recognized	$(18.0)	$(19.2)	$(83.7)	$(117.0)

Part II

The curtailments in 2024 primarily resulted from the wind down of Proservia Germany. For both 2024 and 2023, the settlements and transfers mostly represent transfers in and out of temporary associates within our Switzerland plan. The actuarial gain and loss are mainly related to changes in discount rates.

One of our plans is located in the United Kingdom. In July 2024, the United Kingdom Court of Appeal upheld a ruling in the Virgin Media vs NTL Pension Trustee case, a decision that we were not a party to or involved in, that certain historical amendments for contracted-out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation. Since there remain significant areas of uncertainty, we were not yet able to determine the impact of the ruling, if any, on our pension plan obligations as of December 31, 2024.

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of:

	United States Plans		Non-United States Plans

Year Ended December 31	2024	2023	2024	2023

Net loss	$3.6	$4.0	$1.2	$26.9
Prior service cost	—	—	4.1	5.1
Total	$3.6	$4.0	$5.3	$32.0

The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $663.7 and $706.0 as of December 31, 2024 and 2023, respectively. The ABO for plans that have plan assets was $584.4 and $625.1 as of December 31, 2024 and 2023, respectively. The accumulated benefit obligation for some of our plans exceeded the fair value of plan assets as follows:

December 31	2024	2023

Accumulated benefit obligation	$117.2	$129.9
Plan assets	93.4	89.0

The projected benefit obligation (PBO) for all qualified defined benefit pension plans was $687.8 and $732.4 as of December 31, 2024 and 2023, respectively. The PBO for some of our plans exceeded the fair value of plan assets as follows:

December 31	2024	2023

Projected benefit obligation	$123.8	$137.8
Plan assets	96.9	92.6

Part II

By their nature, some of our plans do not have plan assets. The accumulated benefit obligation for these plans was $79.3 and $80.9 as of December 31, 2024 and 2023, respectively.

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income/loss for all plans were as follows:

Year Ended December 31	2024	2023	2022

Net Periodic Benefit Cost
Service cost	$16.5	$15.5	$19.4
Interest cost	19.4	21.1	8.7
Expected return on assets	(18.9)	(19.0)	(14.7)
Settlements	1.8	6.7	2.7
Net (gain) loss	(1.5)	(3.3)	1.8
Prior service cost	0.7	0.7	0.7
Net periodic benefit cost	18.0	21.7	18.6
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income/Loss
Net (gain) loss	(25.7)	31.9	(40.9)
Prior service credit	—	(1.2)	(0.2)
Amortization of net loss	(3.0)	(3.7)	(5.0)
Amortization of prior service cost	(0.7)	(0.7)	(0.7)
Total recognized in other comprehensive income/loss	(29.4)	26.3	(46.8)
Total recognized in net periodic benefit cost and other comprehensive income/loss	$(11.4)	$48.0	$(28.2)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during 2025 are $0.4 and $0.6, respectively.

The weighted-average assumptions used in the measurement of the benefit obligation were as follows:

	United States Plans		Non-United States Plans

Year Ended December 31	2024	2023	2024	2023

Discount rate	5.5%	5.2%	2.7%	2.7%
Rate of compensation increase	1.4%	1.4%	1.5%	1.9%

The weighted-average assumptions used in the measurement of the net periodic benefit cost were as follows:

	United States Plans			Non-United States Plans

Year Ended December 31	2024	2023	2022	2024	2023	2022

Discount rate	5.2%	5.4%	2.6%	2.7%	3.2%	1.0%
Expected long-term return on plan assets	N/A	N/A	N/A	3.4%	3.5%	2.2%
Rate of compensation increase	1.4%	1.3%	1.3%	1.9%	1.9%	1.7%
Interest crediting rates for cash balance plans	N/A	N/A	N/A	2.6%	2.6%	0.5%

We determine our assumption for the discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the end of each fiscal year.

Our overall expected long-term rate of return used in the measurement of the 2024 net periodic benefit cost on non-United States plans varied by country and ranged from 2.3% to 5.0%. For a majority of our plans, a building block approach has been employed to establish this return. Historical markets are studied and long-term historical relationships between equity securities and fixed income instruments are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over time. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. We also use guaranteed insurance contracts for five of our foreign plans. Peer data and historical returns are reviewed to check for reasonableness and appropriateness of our expected rate of return. None of our United States plans has plan assets.

Projected salary levels utilized in the determination of the projected benefit obligation for the pension plans are based upon historical experience and the future expectations for each respective country.

Part II

Our plans’ investment policies are to optimize the long-term return on plan assets at an acceptable level of risk and to maintain careful control of the risk level within each asset class. Our long-term objective is to minimize plan expenses and contributions by outperforming plan liabilities. We have historically used a balanced portfolio strategy based primarily on a target allocation of equity securities and fixed-income instruments, which vary by location. These target allocations, which are similar to the 2024 allocations, are determined based on the favorable risk tolerance characteristics of the plan and, at times, may be adjusted within a specified range to advance our overall objective.

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

The fair value of our pension plan assets by asset category was as follows:

	Fair Value Measurements Using

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset Category
Cash and cash equivalents	$3.0	$3.0	$—	$—
Equity securities:
Mutual funds	142.7	142.7	—	—
Common stock	30.1	30.1	—	—
Fixed income instruments:
Fixed income funds	123.8	—	123.8	—
Annuity contract	31.4	—	—	31.4
Guaranteed insurance contracts	25.6	—	25.6	—
Other types of investments:
Real estate funds	96.4	—	95.1	1.3
Insurance contracts	80.9	—	—	80.9
Hedge funds	29.0	—	11.5	17.5
Other	23.2	—	3.6	19.6
	$586.1	$175.8	$259.6	$150.7

	Fair Value Measurements Using

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset Category
Cash and cash equivalents	$6.9	$6.9	$—	$—
Equity securities:
Mutual funds	137.6	137.6	—	—
Common stock	34.0	34.0	—	—
Fixed income instruments:
Fixed income funds	125.6	—	125.6	—
Annuity contract	35.4	—	—	35.4
Guaranteed insurance contracts	23.4	—	23.4	—
Other types of investments:
Real estate funds	99.6	—	98.2	1.4
Insurance contracts	82.6	—	—	82.6
Hedge funds	29.1	—	12.4	16.7
Other	22.1	—	3.9	18.2
	$596.3	$178.5	$263.5	$154.3

The following table summarizes the changes in fair value of the pension assets that are measured using Level 3 inputs. We determined that transfers between fair-value-measurement levels occurred on the date of the event that caused the transfer.

Part II

Year Ended December 31	2024	2023

Balance, beginning of year	$154.3	$142.2
Actual return on plan assets	4.4	5.6
Purchases, sales and settlements, net	—	(0.7)
Currency exchange rate changes	(8.0)	7.2
Balance, end of year	$150.7	$154.3

Retiree Health Care Plan

We provide medical and dental benefits to certain eligible retired employees in the United States. Due to the nature of the plan, there are no plan assets. The reconciliation of the changes in the plan’s benefit obligation and the statement of the funded status of the plan were as follows:

Year Ended December 31	2024	2023

Change in Benefit Obligation
Benefit obligation, beginning of year	$10.2	$11.5
Interest cost	0.5	0.5
Actuarial gain	(1.1)	(1.0)
Benefits paid	(0.8)	(0.8)
Benefit obligation, end of year	$8.8	$10.2
Funded Status at End of Year
Funded status, end of year	$(8.8)	$(10.2)
Amounts Recognized
Current liabilities	$(1.0)	$(1.1)
Noncurrent liabilities	(7.8)	(9.1)
Net amount recognized	$(8.8)	$(10.2)

The amount recognized in accumulated other comprehensive loss, net of tax, consists of a net gain of $1.1 and $0.3 as of December 31, 2024 and 2023, respectively, and a prior service credit of $0.4 and $1.0 as of December 31, 2024 and 2023, respectively.

The discount rate used in the measurement of the benefit obligation was 5.5% and 4.9% in 2024 and 2023, respectively. The discount rate used in the measurement of net periodic benefit cost was 4.9%, 5.1% and 2.6% in 2024, 2023 and 2022, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income/loss for this plan were as follows:

Year Ended December 31	2024	2023	2022

Net Periodic Benefit Credit
Interest cost	$0.5	$0.5	$0.3
Net loss	—	—	0.2
Prior service credit	(0.8)	(0.8)	(0.8)
Net periodic benefit credit	$(0.3)	$(0.3)	$(0.3)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income/Loss
Net gain	$(1.1)	$(1.0)	$(2.0)
Amortization of net loss	—	—	(0.2)
Amortization of prior service credit	0.8	0.8	0.8
Total recognized in other comprehensive income/loss	(0.3)	(0.2)	(1.4)
Total recognized in net periodic benefit cost and other comprehensive income/loss	$(0.6)	$(0.5)	$(1.7)

The estimated prior service credit for the retiree health care plan that will be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during 2025 is $0.8. No net gain/loss is estimated to be amortized in 2025.

The health care cost trend rate is assumed to be 8.3% in 2025, decreasing gradually to an ultimate rate of 4.5% in 2035. Assumed health care cost trend rates are not expected to have a material effect on the amounts reported.

Part II

Future Contributions and Payments

During 2025, we plan to contribute approximately $16.0 to our pension plans and to fund our retiree health care payments as incurred. Projected benefit payments from the plans as of December 31, 2024 were estimated as follows:

Year	Pension Plans	Retiree Health Care Plan

2025	$62.1	$1.0
2026	42.2	1.0
2027	33.4	0.9
2028	30.2	0.9
2029	29.1	0.9
2030–2034	175.0	3.7
Total projected benefit payments	$372.0	$8.4

Defined Contribution Plans and Deferred Compensation Plans

We have defined contribution plans covering substantially all permanent United States employees and various other employees throughout the world. With our company-sponsored plans, employees may elect to contribute a portion of their salary to the plans and we match a portion of their contributions up to a maximum percentage of the employee’s salary. In addition, profit sharing contributions are made if a targeted earnings level is reached at management’s discretion. The total expense for our match and any profit sharing contributions was $17.8, $19.2 and $18.4 for the years ended December 31, 2024, 2023 and 2022, respectively. In certain countries with statutory defined contribution plans, we pay a percentage of the employees' salary in pension premiums. The total expense for the statutory defined contribution plans was $24.4, $29.5 and $31.4 for the years ended December 31, 2024, 2023 and 2022, respectively.

We also have deferred compensation plans in the United States. These plans had an asset and liability of $165.4 and $144.2 as of December 31, 2024 and 2023, respectively. We recognized investment gains of $21.7 and $21.9 in 2024 and 2023, respectively, and an investment loss of $23.4 in 2022. These fair value adjustments are fully offset by corresponding impact to compensation expense within selling and administrative expenses.

(10) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

December 31	2024	2023

Foreign currency translation	$(342.2)	$(261.2)
Translation loss on long-term intercompany loans, net of income taxes of $19.1 on both dates	(133.2)	(133.6)
Gain (loss) on derivative instruments, net of income tax benefit of $(0.7) and $(22.7), respectively	39.0	(37.6)
Gain on interest rate swap, net of income taxes of $0.2 and $0.3, respectively	0.8	1.1
Defined benefit pension plans, net of income tax benefit of $(20.6) and $(23.0), respectively	(8.9)	(36.0)
Retiree health care plan, net of income taxes of $2.1 and $2.0, respectively	1.5	1.3
Accumulated other comprehensive loss	$(443.0)	$(466.0)

(11) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

Year Ended December 31	2024	2023	2022

Interest expense	$90.0	$79.7	$46.9
Interest income	(33.3)	(34.2)	(17.9)
Foreign exchange loss	6.2	21.8	11.9
Miscellaneous income, net	(13.7)	(17.4)	(16.3)
Interest and other expenses, net	$49.2	$49.9	$24.6

Part II

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

The €400.0 ($411.8) notes due June 2027 and the €500.0 ($516.6) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of December 31, 2024.

In September 2022, we entered into a new cross-currency swap agreement that converts fixed-rate Swiss franc ("CHF") payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiaries with CHF functional currency.

The effect of our net investment hedges on AOCL for the year ended December 31, 2024, and 2023 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Year Ended December 31,

Instrument	2024	2023

Euro Notes	$61.5	$(30.0)

Cross-currency swaps	36.2	(47.7)

Cash Flow Hedges

We use forward currency exchange contracts to hedge the changes in cash flows of certain operational expenses denominated in foreign currency due to changes in foreign currency exchange rates. The changes in fair value of the forward currency exchange contracts derivatives are recorded in AOCL and reclassified into earnings when the underlying operating expense is recognized in earnings.

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

The following table presents the impact that changes in the fair values of derivatives designated as cash flow hedges had on OCI, AOCL and earnings for the year ended December 31, 2024, and 2023:

				Gain (Loss) Reclassified
	Gain (Loss) Recognized in OCI			from AOCL into Income

	Year Ended December 31,		Location of Gain Reclassified	Year Ended December 31,

Instrument	2024	2023	from AOCL into Income	2024	2023

Forward starting interest swap	—	—	Interest and other expenses, net	0.3	0.3

Part II

We expect the net amount of pre-tax derivative gains and losses included in AOCL on December 31, 2024 to be reclassified into earnings over the next 12 months will not be significant. The actual amount that will be reclassified to earnings will vary due to future currency exchange rates.

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

In March 2022, we entered into a cross currency swap agreement to hedge an intercompany fixed-rate CHF denominated note, including the annual interest payment, to a fixed-rate Euro denominated note. In April 2024, we settled the swaps at maturity for a net cash inflow of $14.9 and entered into a new cross currency swap with a maturity date of April 2027. The cross currency swaps convert our intercompany fixed-rate CHF denominated note, including the annual interest payment and the payment of remaining principal at maturity, to a fixed-rate Euro denominated note. The economic effect of the swaps is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €236.9 with a fixed annual interest rate of 3.45%.

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

The following tables present the impact that the fair value hedges had on our Consolidated Statement of Operations for the year ended December 31, 2024 and 2023:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Year Ended December 31,		Location of Gain (Loss)	Year Ended December 31,
Instrument	2024	2023	Recognized in Income	2024	2023
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$3.8	$(21.0)
Cross-currency swaps	0.9	(3.8)	Interest and other expenses, net	(3.8)	21.0

Non-Designated Instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the year ended December 31, 2024 was as follows:

	Location of Gain	Gain (Loss) Recognized in Income
Instrument	Recognized in Income	Year Ended December 31,
		2024	2023
Foreign currency forward contracts	Interest and other expenses, net	$(1.7)	$4.7

Part II

Derivative and Non-Derivative Assets and Liabilities

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of December 31, 2024, and 2023:

	Assets
		December 31,	December 31,
	Balance Sheet Location	2024	2023

Instruments designated as fair value hedges:
Cross-currency swaps	Accounts Receivable, net	10.3	31.7
Instruments designated as net investment hedges:
Cross-currency swaps	Accounts Receivable, net	7.8	—
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts Receivable, net	—	6.7
Total instruments		$18.1	$38.4

	Liabilities
		December 31,	December 31,
	Balance Sheet Location	2024	2023

Instruments designated as net investment hedges:
Euro Notes due in 2026	Long-term debt	516.6	550.0
Euro Notes due in 2027	Long-term debt	411.8	438.2
Cross-currency swaps	Accrued liabilities	44.8	73.3
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	0.7	2.3
Total instruments		$973.9	$1,063.8

The fair value measurements of these items recorded in our Consolidated Balance Sheets for the years ended December 31, 2024 and 2023 are disclosed in Note 1 to the Consolidated Financial Statements.

(13) Leases

The components of lease expense were as follows:

Year Ended December 31	2024	2023	2022

Operating lease expense	$129.7	$137.4	$132.4
Short-term lease expense	15.3	4.9	5.2
Other lease expense(a)	6.8	13.1	11.8
Total lease expense	$151.8	$155.4	$149.4

(a)
Other lease expense includes variable lease expense and sublease income.

Other information related to leases was as follows:

Year Ended December 31	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$119.7	$132.0	$127.7
Right-of-use assets obtained in exchange for new operating lease liabilities	82.2	135.6	92.5
Weighted-average remaining lease term – operating leases	5.2 years	5.6 years	5.3 years
Weighted-average discount rate – operating leases	4.0%	3.8%	2.9%

Part II

	December 31,	December 31,
Supplemental Balance Sheet Information	2024	2023
Operating lease right-of-use assets	$361.3	$414.0

Short-term operating lease liability(a)	$98.6	$100.2
Long-term operating lease liability	279.0	323.2
Total operating lease liabilities	$377.6	$423.4

(a)
Short-term operating lease liability is included in accrued liabilities on our Consolidated Balance Sheets.

Maturities of operating lease liabilities as of December 31, 2024 were as follows:

Period Ending December 31, 2024	Operating Leases
2025	$111.5
2026	88.3
2027	66.7
2028	51.4
2029	36.9
Thereafter	65.6
Total future undiscounted lease payments	420.4
Less imputed interest	(42.8)
Total operating lease liabilities	$377.6

(14) Segment Data

Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.

Our chief operating decision maker ("CODM") is our Chief Executive Officer, who evaluates the performance of our operating segments using operating unit profit ("OUP"). OUP serves as the measure of profitability for monitoring actual results against budgeted expectations as well as investment and resource allocation among our segments. In addition, the CODM utilizes OUP in conducting competitive analysis, benchmarking our performance against that of our competitors and determining compensation.

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

The segments derive a majority of their revenues from our staffing and interim services. The remaining revenues within these segments are derived from our outcome-based solutions and consulting services, permanent recruitment services, outplacement services, talent management services and other services. Segment revenues represent sales to external clients. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole. Due to the nature of our business, we generally do not have export sales.

Part II

Total assets for the segments are reported after the elimination of investments in subsidiaries and intercompany accounts.

Year Ended December 31, 2024	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$2,766.6	$2,032.3	$656.6	$77.7
Other Americas	1,458.3	1,220.4	174.0	63.9
	4,224.9	3,252.7	830.6	141.6
Southern Europe:
France	4,618.4	3,951.7	514.9	151.8
Italy	1,677.0	1,398.1	165.8	113.1
Other Southern Europe	1,922.9	1,667.8	215.9	39.2
	8,218.3	7,017.6	896.6	304.1
Northern Europe	3,304.3	2,728.0	620.9	(44.6)
APME	2,161.3	1,820.1	257.5	83.7
Total Segments	17,908.8	14,818.4	2,605.6	484.8
Intercompany Eliminations	(54.9)	(51.3)	(3.6)	—
	$17,853.9	$14,767.1	$2,602.0	$484.8
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(146.1)
Goodwill impairment charges				—
Intangible asset amortization expense(b)				(32.7)
Operating profit				306.0
Interest and other expenses, net				(49.2)
Earnings before income taxes				$256.8
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $10.7 for 2024.
(b)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Year Ended December 31, 2024	Total Assets	Long-lived Assets(a)	Depreciation and Amortization Expense

Americas:
United States	$2,902.4	$77.7	$9.7
Other Americas	465.3	13.3	2.6
	3,367.7	91.0	12.3
Southern Europe:
France	2,049.8	171.8	15.2
Italy	479.3	45.6	2.0
Other Southern Europe	762.3	45.5	3.9
	3,291.4	262.9	21.1
Northern Europe	597.7	115.1	10.9
APME	615.0	39.7	5.5
Corporate(b)	329.2	7.5	4.1
Intangible asset amortization expense(c)	—	—	32.7
	$8,201.0	$516.2	$86.6
(a)
Long-lived assets consist of net property and equipment, net capitalized software and right-of-use assets.
(b)
Corporate assets include assets that were not used in the operations of any segment, the most significant of which were purchased intangibles and cash.
(c)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Part II

Year Ended December 31, 2023	Revenue	Cost of Services	Selling and Administrative Expenses	OUP

Americas:(a)
United States(b)	$2,866.2	$2,081.6	$690.2	$94.4
Other Americas	1,548.6	1,294.5	182.9	71.2
	4,414.8	3,376.1	873.1	165.6
Southern Europe:
France	4,867.1	4,145.9	532.9	188.3
Italy	1,708.8	1,418.4	165.7	124.7
Other Southern Europe	1,939.4	1,662.6	232.1	44.7
	8,515.3	7,226.9	930.7	357.7
Northern Europe	3,748.0	3,099.0	765.7	(116.7)
APME	2,322.3	1,940.2	289.5	92.6
Total Segments	19,000.4	15,642.2	2,859.0	499.2
Intercompany Eliminations	(85.9)	(85.9)	—	—
	$18,914.5	$15,556.3	$2,859.0	$499.2
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(153.7)
Goodwill impairment charges				(55.1)
Intangible asset amortization expense(c)				(34.6)
Operating profit				255.8
Interest and other expenses, net				(49.9)
Earnings before income taxes				$205.9
(a)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.
(b)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $11.9 for 2023.
(c)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Year Ended December 31, 2023	Total Assets	Long-lived Assets(a)	Depreciation and Amortization Expense

Americas:(b)
United States	$3,050.4	$87.9	$9.5
Other Americas	437.8	16.5	2.2
	3,488.2	104.4	11.7
Southern Europe:
France	2,253.6	182.9	12.7
Italy	487.0	50.6	2.2
Other Southern Europe	800.4	55.9	4.4
	3,541.0	289.4	19.3
Northern Europe	586.3	138.0	13.9
APME	719.1	46.1	6.3
Corporate(c)	495.6	10.7	2.8
Intangible asset amortization expense(d)	—	—	34.6
	$8,830.2	$588.6	$88.6
(a)
Long-lived assets consist of net property and equipment, net capitalized software and right-of-use assets.
(b)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.
(c)
Corporate assets include assets that were not used in the operations of any segment, the most significant of which were purchased intangibles and cash.
(d)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Part II

Year Ended December 31, 2022	Revenue	Cost of Services	Selling and Administrative Expenses	OUP

Americas:(a)
United States(b)	$3,368.1	$2,412.5	$751.2	$204.4
Other Americas	1,567.6	1,324.0	165.4	78.2
	4,935.7	3,736.5	916.6	282.6
Southern Europe:
France	4,785.0	4,077.2	481.1	226.7
Italy	1,706.9	1,431.6	152.4	122.9
Other Southern Europe	2,044.4	1,756.8	224.2	63.4
	8,536.3	7,265.6	857.7	413.0
Northern Europe	4,048.3	3,344.6	661.3	42.4
APME	2,387.3	1,988.6	310.9	87.8
Total Segments	19,907.6	16,335.3	2,746.5	825.8
Intercompany Eliminations	(80.1)	(80.1)	—	—
	$19,827.5	$16,255.2	$2,746.5	$825.8
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(157.0)
Goodwill impairment charges				(50.0)
Intangible asset amortization expense(c)				(37.1)
Operating profit				581.7
Interest and other expenses, net				(24.6)
Earnings before income taxes				$557.1
(a)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.
(b)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $12.8 for 2022.
(c)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Year Ended December 31, 2022	Total Assets	Long-lived Assets(a)	Depreciation and Amortization Expense

Americas:(b)
United States	$3,232.7	$79.2	$7.8
Other Americas	407.9	14.6	2.2
	3,640.6	93.8	10.0
Southern Europe:
France	2,281.9	160.7	10.5
Italy	455.3	32.7	2.4
Other Southern Europe	821.2	60.1	4.8
	3,558.4	253.5	17.7
Northern Europe	742.9	116.5	10.7
APME	744.4	52.8	7.5
Corporate(c)	444.1	9.0	1.6
Intangible asset amortization expense(d)	—	—	37.1
	$9,130.4	$525.6	$84.6
(a)
Long-lived assets consist of net property and equipment, net capitalized software and right-of-use assets.
(b)
Effective January 1, 2024, our segment reporting was realigned to include our Puerto Rico business within Other Americas. Accordingly, United States is now adjusted to exclude Puerto Rico. All previously reported results have been restated to conform to the current year presentation.
(c)
Corporate assets include assets that were not used in the operations of any segment, the most significant of which were purchased intangibles and cash.
(d)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Part II

(15) Commitments and Contingencies

Guarantees

We have entered into certain guarantee contracts and stand-by letters of credit that total $571.0 as of December 31, 2024 ($524.2 for guarantees and $46.8 for stand-by letters of credit). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

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

Part II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation we have concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

[Item 9B. Other Information]

Trading Plans

During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Executive Officers. Reference is made to “Information about out Executive Officers” in Part I after Item 4.
(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025 under the caption “Election of Directors,” which information is hereby incorporated herein by reference.
(c)
The board of directors has determined that John F. Ferraro, chair of the audit committee and Paul Read, are “audit committee financial experts.” Mr. Ferraro and Mr. Read are both “independent” as that term is used in the applicable New York Stock Exchange listing standard.
(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.
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
(f)
Insider Trading Policy. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025 under the caption “Our Insider Trading Policy Prohibits Hedging, Pledging and Short-Sale Transactions.”

Item 11. Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025, under the captions "Compensation Discussion and Analysis," "Compensation Tables," "Compensation Policies and Practices as they Relate to Risk Management," "CEO Pay Ratio," “People, Culture and Compensation Committee Interlocks and Insider Participation;” and “Report of the People, Culture and Compensation Committee of the Board of Directors,” and "Equity Grant and Approval Timing Practices", which information is hereby incorporated herein by reference.

Part III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025, under the caption “Security Ownership of Certain Beneficial Owners,” and under the caption “Beneficial Ownership of Directors and Executive Officers,” which information is hereby incorporated herein by reference.

The following table sets forth information as of December 31, 2024 about our shares of common stock outstanding and available for issuance under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2024(a)	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2024 ($)	Weighted-average contractual term of outstanding options, warrants and rights as of December 31, 2024 (years)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2024 (excluding securities reflected in the first column)(b)
Equity compensation plans approved by security holders	2,478,867	$77.38	2.1	3,259,215
Equity compensation plans not approved by security holders	—	—	—	—
Total	2,478,867	$77.38	2.1	3,259,215

(a)
Represents maximum number of shares to be awarded under best-case target, excluding dividend equivalents. Current estimate is 575,659 shares less than maximum.
(b)
Includes the number of shares remaining available for future issuance under the following plans: 2011 Equity Incentive Plan - 2,721,487 shares; and Savings Related Share Option Scheme – 537,728 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025, under the caption “Board Independence and Related Party Transactions” and “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2025, under the captions “Fees Billed by Deloitte” and “Independent Auditor Services Policy” in the Audit Committee Report, which information is hereby incorporated herein by reference.

Part IV

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedule.

SCHEDULE II—Valuation and Qualifying Accounts

For the years ended December 31, 2024, 2023 and 2022, in millions:

Allowance for Expected Credit Losses:

	Balance at Beginning of Year	Bad Debt Expense	Write-Offs	Translation Adjustments	Reclassifications and Other	Balance at End of Year
2024	$99.2	$9.0	$(35.6)	$(5.0)	$—	$67.6
2023	109.3	5.4	(18.2)	2.7	—	99.2
2022	121.6	6.2	(12.4)	(5.8)	(0.3)	109.3

Valuation Allowance for Deferred Tax Assets:

	Balance at Beginning of Year	Charged to Income Tax Expense (Benefit)	Charged to Other Accounts (a)	Balance at End of Year
2024	$219.8	$34.1	$(31.0)	$222.9
2023	161.1	53.5	5.2	219.8
2022	167.1	13.7	(19.7)	161.1

(c)
Reflects other increases (decreases) to our valuation allowance that did not impact total tax expense, including the effects of currency and other comprehensive income (loss).

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

Part IV

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

10.6(a)

Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors Under the 2011 Equity Incentive Plan (Amended and Restated January 1, 2024), incorporated by reference to Exhibit 10.6(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. **

10.6(b)

ManpowerGroup Inc. Compensation for Non-Employee Directors (Amended and Restated Effective January 1, 2024). incorporate by reference to Exhibit 10.6(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.**

10.6(c)	Letter Agreement between Jonas Prising and the Company dated as of February 17, 2023, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022. **

10.6(d)	Transition Agreement between Richard Buchband and the Company as of December 17, 2024. **

10.6(e)	2011 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective May 8, 2020), incorporated by reference to the Company’s Registration Statement on Form S-8 dated May 29, 2020. **

10.6(f)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.7(a)	Form of Stock Option Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. **

Part IV

10.7(b)	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.7(c)	Form of 2014 Career Share Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

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

10.7(f)

Form of 2024 Performance Share Unit Agreement Under the 2011 Equity Inventive Plan of ManpowerGroup Inc., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2024.

10.8(a)

Letter Agreement between Michelle S. Nettles and the Company dated as of February 17, 2023, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022. **

10.8(b)	Letter Agreement between John T. McGinnis and the Company dated February 17, 2023, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2022. **

10.9	ManpowerGroup Inc. Annual Incentive Plan, incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2018. **

19.1	Insider Trading Policy.

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

97	Senior Executive Compensation Recovery Policy, incorporated by reference to Exhibit 97 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

** Management contract or compensatory plan or arrangement.

Part IV

Item 16. Form 10-K summary

Not applicable.

Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWERGROUP INC.

By:	/s/ Jonas Prising
Jonas Prising Chairman and Chief Executive Officer

Date:	February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonas Prising	Chairman, Chief Executive Officer and a Director	February 19, 2025
Jonas Prising	(Principal Executive Officer)

/s/ John T. McGinnis	Executive Vice President and Chief Financial Officer	February 19, 2025
John T. McGinnis	(Principal Financial Officer)

/s/ Eric Rozek	Vice President and Global Controller	February 19, 2025
Eric Rozek	(Principal Accounting Officer)

Directors: Jean-Philippe Courtois, John F. Ferraro, William P. Gipson, Patricia A. Hemingway Hall, Julie M. Howard, Muriel Pénicaud, Ulice Payne, Jr., Paul Read, Elizabeth P. Sartain, and Michael J. Van Handel

By:	/s/ John T. McGinnis
John McGinnis Attorney-In-Fact*

Date:	February 19, 2025

* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.