Form 10-Q
period 2025-03-31
ManpowerGroup Inc.
filed 2025-05-02
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended: March 31, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at April 30, 2025
Common Stock, $.01 par value	46,282,435

Table of Contents

ManpowerGroup Inc.

PART 1

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$395.0	$509.4
Accounts receivable, less allowance for expected credit losses of $71.3 and $67.6, respectively	4,168.8	4,297.2
Prepaid expenses and other assets	185.9	163.7
Total current assets	4,749.7	4,970.3

Other Assets:
Goodwill	1,577.9	1,563.4
Intangible assets, less accumulated amortization of $544.2 and $530.4, respectively	479.4	486.1
Operating lease right-of-use assets	381.0	361.3
Other assets	726.9	701.5
Total other assets	3,165.2	3,112.3

Property and Equipment:
Land, buildings, leasehold improvements and equipment	511.7	488.2
Less: accumulated depreciation and amortization	389.4	369.8
Net property and equipment	122.3	118.4
Total assets	$8,037.2	$8,201.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2025	December 31, 2024
Current Liabilities:
Accounts payable	2,409.6	2,612.9
Employee compensation payable	199.8	241.1
Accrued payroll taxes and insurance	594.3	615.2
Accrued liabilities	472.2	475.1
Value added taxes payable	359.7	370.8
Short-term operating lease liability	102.5	98.6
Short-term borrowings and current maturities of long-term debt	100.6	23.4
Total current liabilities	4,238.7	4,437.1

Other Liabilities:
Long-term debt	971.4	929.4
Long-term operating lease liability	295.0	279.0
Other long-term liabilities	427.2	428.6
Total other liabilities	1,693.6	1,637.0

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 119,142,558 and 118,853,620 shares, respectively	1.2	1.2
Capital in excess of par value	3,552.8	3,546.1
Retained earnings	3,817.9	3,812.3
Accumulated other comprehensive loss	(447.1)	(443.0)
Treasury stock at cost, 72,629,882 and 72,105,407 shares, respectively	(4,822.0)	(4,791.4)
Total ManpowerGroup shareholders’ equity	2,102.8	2,125.2
Noncontrolling interests	2.1	1.7
Total shareholders’ equity	2,104.9	2,126.9
Total liabilities and shareholders’ equity	$8,037.2	$8,201.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues from services	$4,090.3	$4,403.3
Cost of services	3,392.0	3,639.6
Gross profit	698.3	763.7
Selling and administrative expenses	670.1	697.8
Operating profit	28.2	65.9
Interest and other expenses, net	11.5	8.4
Earnings before income taxes	16.7	57.5
Provision for income taxes	11.1	17.8
Net earnings	$5.6	$39.7
Net earnings per share – basic	$0.12	$0.82
Net earnings per share – diluted	$0.12	$0.81
Weighted average shares – basic	46.8	48.3
Weighted average shares – diluted	47.3	48.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2025	2024
Net earnings	$5.6	$39.7
Other comprehensive loss:
Foreign currency translation	39.0	(68.3)
Translation adjustments of long-term intercompany loans	(0.4)	0.1
Adjustments on derivative instruments, net of income taxes of $(11.7) and $11.9, respectively	(41.4)	40.3
Unrealized adjustment on interest rate swap	(0.1)	(0.1)
Defined benefit pension plans and retiree health care plan, net of income taxes of $1.7 and $(0.1), respectively	(1.2)	(1.5)
Total other comprehensive loss	$(4.1)	$(29.5)
Comprehensive income	$1.5	$10.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

Three Months Ended March 31,	2025	2024
Cash Flows from Operating Activities:
Net earnings	$5.6	$39.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21.2	21.6
Deferred income taxes	7.3	7.5
Provision for expected credit losses	1.5	2.6
Share-based compensation	7.6	7.5
Changes in operating assets and liabilities:
Accounts receivable	245.1	283.9
Other assets	(34.9)	(62.5)
Accounts payable	(265.1)	(69.7)
Other liabilities	(141.5)	(114.6)
Cash (used in) provided by operating activities	(153.2)	116.0

Cash Flows from Investing Activities:
Capital expenditures	(13.7)	(11.8)
Acquisition of business, net of cash acquired	(1.0)	—
Proceeds from the sale of property and equipment	0.1	2.1
Cash used in investing activities	(14.6)	(9.7)

Cash Flows from Financing Activities:
Net change in short-term borrowings	50.7	3.7
Net proceeds from revolving debt facility	26.0	—
Repayments of long-term debt	(0.1)	(0.2)
Payments of contingent consideration for acquisitions	—	(1.1)
Proceeds from share-based awards	—	0.4
Other share-based award transactions	(5.9)	(10.3)
Repurchases of common stock	(25.0)	(50.0)
Cash provided by (used in) financing activities	45.7	(57.5)

Effect of exchange rate changes on cash	7.7	(25.3)
Change in cash and cash equivalents	(114.4)	23.5

Cash and cash equivalents, beginning of period	509.4	581.3
Cash and cash equivalents, end of period	$395.0	$604.8

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest paid	$16.1	$14.4
Income taxes paid, net	$26.2	$35.8
Operating lease liabilities	$32.1	$30.5
Non-cash operating activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$27.4	$21.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2024	118,853,620	$1.2	$3,546.1	$3,812.3	$(443.0)	$(4,791.4)	$1.7	$2,126.9
Net earnings				5.6				5.6
Other comprehensive loss					(4.1)			(4.1)
Issuances under equity plans	288,938		(0.9)			(5.2)		(6.1)
Share-based compensation expense			7.6					7.6
Repurchases of common stock, including excise tax						(25.4)		(25.4)
Noncontrolling interest transactions							0.4	0.4
Balance, March 31, 2025	119,142,558	$1.2	$3,552.8	$3,817.9	$(447.1)	$(4,822.0)	$2.1	2,104.9

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2023	118,387,641	$1.2	$3,514.9	$3,813.0	$(466.0)	$(4,639.8)	$10.8	$2,234.1
Net earnings				39.7				39.7
Other comprehensive loss					(29.5)			(29.5)
Issuances under equity plans	420,210					(10.3)		(10.3)
Share-based compensation expense			7.5					7.5
Repurchases of common stock, including excise tax						(50.3)		(50.3)
Noncontrolling interest transactions			(3.7)				0.2	(3.5)
Balance, March 31, 2024	118,807,851	$1.2	$3,518.7	$3,852.7	$(495.5)	$(4,700.4)	$11.0	$2,187.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2025 and 2024

(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K.

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

A rollforward of our allowance for expected credit losses is shown below:

Three Months Ended March 31, 2025
Balance, December 31, 2024	$67.6
Bad debt expense	1.5
Write-offs	(0.9)
Currency impact and other	3.1
Balance, March 31, 2025	$71.3

Leases

We determine whether a contract is or contains a lease at contract inception. We recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for leases with contract terms longer than 12 months. We classify the lease as a finance or operating lease which affects the recognition, measurement, and presentation of lease expenses and cash flows. Our Consolidated Balance Sheets now present ROU assets, short-term lease liability and long-term lease liability as separate line items.

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

PART 1

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

Management closely monitors the results of the reporting units and comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting units. During the first quarter of 2025, in connection with the preparation of our financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit or indefinite-lived intangible asset were below its carrying amount. While we continued to see challenging market conditions in North America and Europe, which led to lower levels of revenue and OUP in certain of our reporting units than we had forecasted during our 2024 annual impairment testing, we concluded based on our analysis performed, that there was no triggering event and the fair value of the reporting units continued to exceed the carrying value.

There could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

(2) Recent Accounting Standards

In November 2024, the FASB issued new guidance on disaggregation of income statement expenses. The guidance requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The guidance is effective for our 2027 annual financial statements and early adoption is permitted. We are currently assessing the impact of the adoption of this guidance on our financial statement disclosures.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to March 31, 2025, related to remaining performance obligations, which are not material.

We record accounts receivable when our right to consideration becomes unconditional. Contract assets primarily relate to our rights to consideration for services provided that they are conditional on satisfaction of future performance obligations.

PART 1

We record contract liabilities (deferred revenue) when payments are made or due prior to the related performance obligations being satisfied. The current portion of our contract liabilities is included in accrued liabilities in our Consolidated Balance Sheets. We do not have any material contract assets or long-term contract liabilities.

Our deferred revenue was $35.9 as of March 31, 2025 and $30.3 as of December 31, 2024.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended March 31,

	2025					2024(a)

	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total

Americas:
United States	$616.1	$2.3	$29.3	$41.1	$688.8	$604.4	$3.0	$30.6	$42.4	$680.4
Other Americas	342.2	14.8	8.3	2.6	367.9	330.6	11.1	11.8	2.5	356.0
	958.3	17.1	37.6	43.7	1,056.7	935.0	14.1	42.4	44.9	1,036.4
Southern Europe:
France	871.6	64.0	11.3	18.8	965.7	997.7	66.8	14.9	19.9	1,099.3
Italy	368.8	11.1	12.0	5.9	397.8	376.1	8.1	13.6	6.5	404.3
Other Southern Europe	371.4	76.1	13.7	9.3	470.5	377.7	79.0	13.7	7.3	477.7
	1,611.8	151.2	37.0	34.0	1,834.0	1,751.5	153.9	42.2	33.7	1,981.3
Northern Europe	621.0	58.7	26.7	24.4	730.8	738.1	72.9	33.8	25.5	870.3
APME	396.0	60.5	11.3	8.6	476.4	426.2	86.1	12.6	10.2	535.1
	3,587.1	287.5	112.6	110.7	4,097.9	3,850.8	327.0	131.0	114.3	4,423.1
Intercompany Eliminations					(7.6)					(19.8)
Total					$4,090.3					$4,403.3
(a)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

PART 1

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended March 31,

	2025			2024(a)

	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total

Americas:
United States	$673.6	$15.2	$688.8	$662.7	$17.7	$680.4
Other Americas	363.8	4.1	367.9	348.1	7.9	356.0
	1,037.4	19.3	1,056.7	1,010.8	25.6	1,036.4
Southern Europe:
France	955.1	10.6	965.7	1,085.7	13.6	1,099.3
Italy	386.6	11.2	397.8	391.6	12.7	404.3
Other Southern Europe	459.7	10.8	470.5	466.1	11.6	477.7
	1,801.4	32.6	1,834.0	1,943.4	37.9	1,981.3
Northern Europe	710.3	20.5	730.8	843.5	26.8	870.3
APME	466.8	9.6	476.4	524.5	10.6	535.1
	4,015.9	82.0	4,097.9	4,322.2	100.9	4,423.1
Intercompany Eliminations			(7.6)			(19.8)
Total			$4,090.3			$4,403.3
(a)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

(4) Share-Based Compensation Plans

During the three months ended March 31, 2025 and 2024, we recognized share-based compensation expense of $7.6 and $7.5, respectively. The expense relates to stock options, deferred stock units, restricted stock units, performance share units and savings-related share option scheme. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was none and $0.4 for the three months ended March 31, 2025 and 2024, respectively.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of equity-based shares granted to employees and members of our Board of Directors, as well as the weighted-average fair value per share, are as follows:

	For the Three Months Ended March 31,
	2025		2024
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Restricted Stock Units	424	49.08	333	63.82
Performance Share Units	215	58.36	179	71.16
Deferred Stock Units	19	57.72	16	79.47
Total Shares Granted	658	$52.36	528	$66.78

(5) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. Total cash consideration paid for acquisitions, net of cash acquired, was $1.0 and $1.1 for the three months ended March 31, 2025 and 2024, respectively.

PART 1

(6) Restructuring Costs

During the three months ended March 31, 2025, we recorded $15.8 in restructuring costs. During the three months ended March 31, 2024, we did not record any restructuring costs. Payments made from the restructuring reserve were $12.3 during the three months ended March 31, 2025. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $49.0 reserve will be paid by the end of 2025.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2024	$5.7	$4.4	$32.1	$2.4	$1.9	$46.5
Severance costs	—	3.5	11.3	—	—	14.8
Lease costs(c)	—	—	1.0	—	—	1.0
Non-cash charges	—	—	(1.0)	—	—	(1.0)
Costs paid	(2.6)	(1.2)	(8.3)	(0.2)	—	(12.3)
Balance, March 31, 2025	$3.1	$6.7	$35.1	$2.2	$1.9	$49.0
(a)
Balances related to the United States were $4.0 and $2.2 as of December 31, 2024 and March 31, 2025, respectively.
(b)
Balances related to France were $1.2 as of both December 31, 2024 and March 31, 2025. Balances related to Italy were $2.0 and $1.8 as of December 31, 2024 and March 31, 2025, respectively.
(c)
Liabilities related to exited leased facilities are recorded within our short-term and long-term operating lease liabilities within our Consolidated Balance Sheets.

(7) Income Taxes

We recorded income tax expense at an effective rate of 66.8% for the three months ended March 31, 2025, as compared to an effective rate of 31.0% for the three months ended March 31, 2024. The 2025 rate was unfavorably impacted by the lower level and overall mix of earnings due in part to restructuring costs recorded in the quarter and the 2025 enacted one-time French exceptional corporate income tax surcharge. The 66.8% effective tax rate for the three months ended March 31, 2025 was higher than the United States Federal statutory rate of 21% primarily due to the overall mix of earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French exceptional corporate income tax surcharge, and the French business tax.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $36.8 as of March 31, 2025. If recognized, the entire amount would favorably affect the effective tax rate except for $9.5. As of December 31, 2024, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $36.1.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2018 through 2025 for our major operations in France, Italy, the United Kingdom and the United States. As of March 31, 2025, we were subject to tax audits in Austria, Germany, India, Israel, Spain and the United States.

(8) Net Earnings Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended
	March 31,
	2025	2024
Net earnings available to common shareholders	$5.6	$39.7
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	46.8	48.3
Effect of dilutive securities - share-based awards	0.5	0.6
Weighted-average common shares outstanding - diluted	47.3	48.9
Net earnings per share - basic	$0.12	$0.82
Net earnings per share - diluted	$0.12	$0.81

There were 0.7 million and 0.8 million share-based awards excluded from the calculation of net earnings per share - diluted for the three months ended March 31, 2025 and 2024, respectively, because their impact was anti-dilutive.

PART 1

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	March 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(a)	$1,577.9	$—	$1,577.9	$1,563.4	$—	$1,563.4
Intangible assets:
Finite-lived:
Customer relationships	$820.0	$522.6	$297.4	$814.2	$509.1	$305.1
Other	24.9	21.6	3.3	24.4	21.3	3.1
	844.9	544.2	300.7	838.6	530.4	308.2
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights	126.7	—	126.7	125.9	—	125.9
	178.7	—	178.7	177.9	—	177.9
Total intangible assets	$1,023.6	$544.2	$479.4	$1,016.5	$530.4	$486.1
(a)
Balances were net of accumulated impairment loss of $749.3 as of both March 31, 2025 and December 31, 2024.
(b)
Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2025 and December 31, 2024.

Total consolidated amortization expense related to intangible assets for the remainder of 2025 is expected to be $22.7 and in each of the next five years as follows: 2026 - $27.5, 2027 - $26.9, 2028 - $26.9, 2029 - $26.5 and 2030 - $26.1.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate(c)	Total
Balance, December 31, 2024	$1,048.2	$145.3	$181.4	$63.0	$125.5	$1,563.4
Currency impact	0.2	5.1	8.1	1.1	—	14.5
Balance, March 31, 2025	$1,048.4	$150.4	$189.5	$64.1	$125.5	$1,577.9
(a)
Balances related to the United States were $1,007.2 as of both December 31, 2024 and March 31, 2025.
(b)
Balances related to France were $70.9 and $74.1 as of December 31, 2024 and March 31, 2025, respectively. Balances related to Italy were $3.5 and $3.7 as of December 31, 2024 and March 31, 2025, respectively.
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

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our retirement plans were as follows:

	Three Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan
	2025	2024	2025	2024
Service cost	$3.6	$4.1	$-	$-
Interest cost	4.7	4.8	0.1	0.1
Expected return on assets	(4.8)	(4.7)	-	-
Net loss (gain)	0.1	(0.4)	-	-
Prior service cost (credit)	0.1	0.2	(0.2)	(0.2)
Total benefit cost (credit)	$3.7	$4.0	$(0.1)	$(0.1)

During the three months ended March 31, 2025 and 2024, contributions made to our pension plans were $5.5 and $5.2, respectively, and contributions made to our retiree health care plan were $0.3 on both dates. During 2025, we expect to make total contributions of approximately $21.0 to our pension plans and to fund our retiree health care payments as incurred.

PART 1

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31,	December 31,
	2025	2024
Foreign currency translation	$(303.2)	$(342.2)
Translation loss on long-term intercompany loans, net of income taxes of $19.2 and $19.1, respectively	(133.6)	(133.2)
(Loss) gain on derivative instruments, net of income tax benefit of $(12.4) and $(0.7), respectively	(2.4)	39.0
Gain on interest rate swap, net of income taxes of $0.2 on both dates	0.7	0.8
Defined benefit pension plans, net of income tax benefit of $(18.9) and $(20.6), respectively	(9.9)	(8.9)
Retiree health care plan, net of income taxes of $2.1 on both dates	1.3	1.5
Accumulated other comprehensive loss	$(447.1)	$(443.0)

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. We recorded expenses of $0.3 and $0.1 during the three months ended March 31, 2025 and 2024, respectively.

The Board of Directors declared a semi-annual dividend of $0.72 and $1.54 per share on May 2, 2025 and May 3, 2024, respectively. The 2025 dividends are payable on June 16, 2025 to shareholders of record as of June 2, 2025. The 2024 dividends were paid on June 14, 2024 to shareholders of record as of June 3, 2024.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the three months ended March 31, 2025, we repurchased 0.4 million shares under the 2023 authorization at a cost of $25.0. During the three months ended March 31, 2024, we repurchased 0.7 million shares under the 2023 authorization at a cost of $50.0. As of March 31, 2025, there were 2.2 million shares remaining authorized for repurchase under the 2023 authorization.

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended
	March 31,
	2025	2024
Interest expense	$22.5	$20.4
Interest income	(6.9)	(8.1)
Foreign exchange loss	0.9	2.4
Miscellaneous income, net	(5.0)	(6.3)
Interest and other expenses, net	$11.5	$8.4

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

PART 1

Net Investment Hedges

We use cross currency swaps, forward contracts and a portion of our foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in certain of our foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of our net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in foreign currency translation, a component of accumulated other comprehensive loss (“AOCL”), to offset the changes in the values of the net investments being hedged. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the change in the carrying value of the designated portion of the non-derivative financial instrument due to changes in foreign currency exchange rates is also recorded in foreign currency translation.

The €400.0 ($430.6) notes due June 2027 and the €500.0 ($540.0) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of March 31, 2025.

In September 2022, we entered into a cross currency swap agreement that net converts fixed-rate Swiss franc (“CHF”) payments to fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCL for the three months ended March 31, 2025 and 2024 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
Instrument	2025	2024
Euro Notes	$(41.8)	$21.8
Cross-currency swaps	(10.5)	31.3

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCL and earnings for the three months ended March 31, 2025 and 2024:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended March 31,		Location of Gain (Loss) Reclassified	Three Months Ended March 31,
Instrument	2025	2024	from AOCI into Income	2025	2024
Forward starting interest swap	$—	$—	Interest and other expenses, net	$0.1	$0.1

We expect the net amount of pre-tax derivative gains and losses included in AOCL at March 31, 2025 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

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

PART 1

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

The following tables present the impact that the fair value hedges had on our Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Three Months Ended March 31,		Location of Gain (Loss)	Three Months Ended March 31,
Instrument	2025	2024	Recognized in Income	2025	2024
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$5.8	$15.4
Cross-currency swaps	(0.8)	(0.9)	Interest and other expenses, net	(5.8)	(15.4)

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

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June and September. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2025 and 2024 was as follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended March 31,
Instrument	Recognized in Income	2025	2024
Foreign currency forward contracts	Interest and other expenses, net	$1.3	$(7.3)

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	Assets
		March 31,	December 31,
	Balance Sheet Location	2025	2024

Instruments designated as fair value hedges:
Cross-currency swaps	Accounts Receivable, net	4.0	10.3
Instruments designated as net investment hedges:
Cross-currency swaps	Accounts Receivable, net	14.6	7.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts Receivable, net	0.5	—
Total instruments		$19.1	$18.1

PART 1

	Liabilities
		March 31,	December 31,
	Balance Sheet Location	2025	2024

Instruments designated as net investment hedges:
Euro Notes due in 2026	Long-term debt	540.0	516.6
Euro Notes due in 2027	Long-term debt	430.6	411.8
Cross-currency swaps	Accrued liabilities	61.7	44.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	—	0.7
Total instruments		$1,032.3	$973.9

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $973.8 and $928.5 as of March 31, 2025 and December 31, 2024, respectively, compared to a carrying value of $970.6 and $928.4, respectively.

Our deferred compensation plan assets, included in other assets on the Consolidated Balance Sheets, were $163.9 and $165.4 as of March 31, 2025 and December 31, 2024, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

PART 1

(14) Leases

The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$30.8	$33.1
Short-term lease expense	4.1	0.4
Other lease expense(a)	0.7	2.1
Total lease expense	$35.6	$35.6
(a)
Other lease expense includes variable lease expense and sublease income.

Other information related to our operating leases is as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of liabilities	$32.1	$30.5
Right-of-use assets obtained in exchange for new liabilities	27.4	21.5
Weighted-average remaining lease term	5.3 years	5.5 years
Weighted-average discount rate	4.0%	3.9%

Maturities of operating lease liabilities as of March 31, 2025 were as follows:

Period Ending March 31, 2025	Operating Leases
2025	$89.0
2026	99.1
2027	76.4
2028	58.6
2029	41.6
2030	31.2
Thereafter	48.5
Total future undiscounted lease payments	444.4
Less imputed interest	(46.9)
Total operating lease liabilities	$397.5

PART 1

(15) Segment Data

Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

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

We are organized and managed primarily on a geographic basis. Each country and business unit generally has its own distinct operations and management team, providing services under our global brands and maintains its own financial reports. Each operation reports directly or indirectly through a regional manager to a member of executive management. Given this reporting structure, we operate using the following reporting segments: Americas, which includes United States and Other Americas; Southern Europe, which includes France, Italy and Other Southern Europe, Northern Europe, and APME.

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

Three Months Ended March 31, 2025	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$688.8	$517.0	$160.5	$11.3
Other Americas	367.9	313.2	40.5	14.2
	1,056.7	830.2	201.0	25.5
Southern Europe:
France	965.7	824.8	119.9	21.0
Italy	397.8	333.7	39.5	24.6
Other Southern Europe	470.5	407.3	58.6	4.6
	1,834.0	1,565.8	218.0	50.2
Northern Europe	730.8	604.4	144.7	(18.3)
APME	476.4	398.1	58.3	20.0
Total Segments	4,097.9	3,398.5	622.0	77.4
Intercompany Eliminations	(7.6)	(6.5)	(1.1)	0.0
	$4,090.3	$3,392.0	$620.9	$77.4
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(41.1)
Intangible asset amortization expense(b)				(8.1)
Operating profit				28.2
Interest and other expenses, net				(11.5)
Earnings before income taxes				$16.7

(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $2.2 for the three months ended March 31, 2025.
(b)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses and shown separately.

PART 1

Three Months Ended March 31, 2024	Revenue	Cost of Services	Selling and Administrative Expenses	OUP

Americas:
United States(a)	$680.4	$501.5	$166.9	$12.0
Other Americas	356.0	296.7	45.2	14.1
	1,036.4	798.2	212.1	26.1
Southern Europe:(b)
France	1,099.3	938.2	128.4	32.7
Italy	404.3	336.4	40.5	27.4
Other Southern Europe	477.7	412.8	55.1	9.8
	1,981.3	1,687.4	224.0	69.9
Northern Europe	870.3	720.3	150.0	0.0
APME	535.1	453.5	61.7	19.9
Total Segments	4,423.1	3,659.4	647.8	115.9
Intercompany Eliminations	(19.8)	(19.8)	0.0	0.0
	$4,403.3	$3,639.6	$647.8	$115.9
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(41.7)
Intangible asset amortization expense(c)				(8.3)
Operating profit				65.9
Interest and other expenses, net				(8.4)
Earnings before income taxes				$57.5

(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $2.4 for the three months ended March 31, 2024.
(b)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.
(c)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses and shown separately.

PART 1

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

in millions, except share and per share data

See the financial measures section on page 26 for further information on the Non-GAAP financial measures of constant currency and organic constant currency.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. Forward-looking statements are based on management’s current assumptions and expectations and are subject to risks and uncertainties that are beyond our control and may cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and other similar expressions. Important factors that could cause our actual results to differ materially from those contained in the forward-looking statements include, among others, the risk factors discussed in Item 1A – Risk Factors in our annual report on Form 10-K for the year-ended December 31, 2024, which information is incorporated herein by reference. Such risks and uncertainties include, but are not limited to, volatile, negative or uncertain economic conditions, particularly in Europe and the United States, including inflation, global trade policies, geopolitical risk and uncertainty; changes in labor and tax legislation in places we do business; failure to implement strategic transformation initiatives and technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of decreased demand, as we continued to experience in the first quarter of 2025, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues. By contrast, during periods of increased demand, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

In the first quarter of 2025, we observed the continuation of a challenging environment in Europe and North America, while demand for our services in Latin America and Asia Pacific increased during the quarter. Employers are continuing their cautious approach with many employers retaining their current workforce, delaying hiring decisions or reducing their demand for contingent labor as they remain focused on managing the macro-economic and geopolitical challenges impacting their businesses, including the impact of recent tariff announcements. We believe many employers are still hesitant to increase their spend and expand their workforce until they perceive a significant improvement in economic outlook and greater certainty in trade policy. As a result of these factors, we expect the business environment will continue to be challenging, which could further negatively impact our operations in future periods.

During the first quarter of 2025, the United States dollar strengthened, on average, relative to the currencies in most of our markets, and overall had an unfavorable impact on our reported results. The changes in the foreign currency exchange rates had a -2.5% unfavorable impact on revenues from services and an approximately $0.01 per share unfavorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same local currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

PART 1

During the first quarter of 2025 compared to the first quarter of 2024, we experienced a 2.0% revenue increase in the Americas, primarily driven by an increase in demand for our Manpower staffing services and an increase in demand for Talent Based Outsourcing (TBO), partially offset by the unfavorable impact of currency exchange rates and a decrease in demand for our Experis interim services. During the first quarter of 2025 compared to the first quarter of 2024, we experienced a -7.4% revenue decrease in Southern Europe, primarily due to a decrease in demand for our Manpower and Experis staffing/interim services, the unfavorable impact of currency exchange rates and a decrease in demand for our permanent recruitment services. During the first quarter of 2025 compared to the first quarter of 2024, we experienced a -16.0% revenue decrease in Northern Europe, primarily due to a decrease in demand for our Manpower and Experis staffing/interim services, the unfavorable impact of currency exchange rates, a decrease in demand for our Experis solutions services and a decrease in demand for our permanent recruitment services. We experienced an -11.0% revenue decrease in APME in the first quarter of 2025 compared to the first quarter of 2024 primarily due to the disposition of our Korea business in 2024 which contributed to the decrease in revenue for our Manpower staffing and TBO services and the unfavorable impact of currency exchange rates.

From a brand perspective, we experienced revenue decreases in Manpower, Experis and Talent Solutions in the first quarter of 2025 compared to the first quarter of 2024. In our Manpower brand, the revenue decrease was primarily due to decreased demand for staffing services. The revenue decrease in our Experis brand was primarily due to decreased demand for interim services, our Experis solutions services and our permanent recruitment services. On an overall basis, the revenue decrease in our Talent Solutions brand, which includes RPO, MSP and our Right Management offerings, was primarily due to a decrease in demand for our Right Management outplacement services.

In the first quarter of 2025, our gross profit margin decreased 20 basis points compared to the first quarter of 2024, primarily due to decreases in permanent recruitment, a decrease in staffing/interim margins, a decrease in Right Management outplacement activity, and the unfavorable effects of currency exchange rates, partially offset by the favorable impact from the wind down of our Proservia business in Germany in 2024.

Our operating profit decreased 57.2% in the first quarter of 2025 and our operating profit margin decreased 80 basis points compared to the first quarter of 2024. Operating profit margin decreased primarily due to a decrease in gross profit margin and an increase in restructuring expense taken in the first quarter of 2025.

Operating Results - Three Months Ended March 31, 2025 and 2024

The following table presents selected consolidated financial data for the three months ended March 31, 2025 as compared to 2024.

(in millions, except per share data)	2025	2024	Variance	Constant Currency Variance
Revenues from services	$4,090.3	$4,403.3	(7.1)%	(4.6)%
Cost of services	3,392.0	3,639.6	(6.8)%	(4.2)%
Gross profit	698.3	763.7	(8.6)%	(6.2)%
Gross profit margin	17.1%	17.3%
Selling and administrative expenses	670.1	697.8	(4.0)%	(1.9)%
Operating profit	28.2	65.9	(57.2)%	(52.6)%
Operating profit margin	0.7%	1.5%
Interest and other expenses, net	11.5	8.4	37.0%
Earnings before income taxes	16.7	57.5	(70.9)%	(67.9)%
Provision for income taxes	11.1	17.8	(37.2)%
Effective income tax rate	66.8%	31.0%
Net earnings	$5.6	$39.7	(86.0)%	(84.6)%
Net earnings per share – diluted	$0.12	$0.81	(85.5)%	(84.0)%
Weighted average shares – diluted	47.3	48.9	(3.3)%

The year-over-year decrease in revenues from services of -7.1% (-4.6% in constant currency and -2.4% in organic constant currency) was attributed to:

•
a revenue increase in the Americas of 2.0% (5.3% in constant currency) primarily driven by a $70.5 increase in demand for our Manpower staffing services and a $4.4 increase in demand for TBO, partially offset by the $34.6 unfavorable impact of currency exchange rates and a $15.2 decrease in demand for our Experis interim services. The United States, our largest market in the Americas, experienced a revenue increase of 1.2% primarily driven by an $11.7 increase in demand for our Manpower and Experis staffing/interim services, partially offset by a $3.1 decrease in demand for our Right Management outplacement services.

PART 1

•
a revenue decrease in Southern Europe of -7.4% (-4.8% in constant currency and -4.0% in organic constant currency) primarily driven by a $97.5 decrease in demand for our Manpower and Experis staffing/interim services, the $52.1 unfavorable impact of currency exchange rates and a $4.2 decrease in demand for our permanent recruitment services. France, the largest market in Southern Europe, experienced a revenue decrease of -12.2% (-9.5% in constant currency) primarily driven by a $99.9 decrease in demand for our Manpower staffing services, the $29.5 unfavorable impact of currency exchange rates and a $3.2 decrease in demand for our permanent recruitment services. Italy, our second-largest market in Southern Europe, experienced a revenue decrease of -1.6% (increase of 1.4% in constant currency) primarily driven by the $12.1 unfavorable impact of currency exchange rates, partially offset by a $3.5 increase in demand for our Manpower and Experis consulting services and a $1.6 increase in demand for our Manpower and Experis staffing/interim services;
•
a revenue decrease in Northern Europe of -16.0% (-14.3% in constant currency) primarily driven by a $109.5 decrease in demand for our Manpower and Experis staffing/interim services, the $15.1 unfavorable impact of currency exchange rates, a $9.6 decrease in demand for our Experis solutions services and a $6.6 decrease in demand for our permanent recruitment services. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $49.9, the Nordics of $28.8, Germany of $40.2, the Netherlands of $10.2 and Belgium of $5.9, which represented revenue decreases of -16.4%, -17.1%, -30.3%, -10.7% and -7.9%, respectively (-16.0%, -14.0%, -28.2%, -7.9% and -5.1%, respectively, in constant currency); and
•
a revenue decrease in APME of -11.0% (-9.2% in constant currency and an increase of 7.3% in organic constant currency) primarily driven by the disposition and franchising of our Korea business in 2024 which contributed to the $27.5 decrease in revenues for our Manpower staffing services, a $26.0 decrease in revenues for TBO and the $9.4 unfavorable impact of currency exchange rates, partially offset by revenue increases in Japan of $11.5 and India of $5.5.

The year-over-year 20 basis point decrease in gross profit margin was primarily attributed to:

•
a 10 basis point unfavorable impact from decreases in permanent recruitment, including Talent Solutions RPO, as permanent hiring activity in the first quarter decreased year over year;
•
a 10 basis point unfavorable impact from the decrease in staffing/interim margins, mix shifts and lower bench utilization in select countries while pricing remained stable;
•
a 10 basis point unfavorable impact from Right Management career transition within Talent Solutions as outplacement activity decreased year over year; and
•
a 10 basis point unfavorable impact due to decreases in our TBO business; partially offset by
•
a 20 basis point favorable increase due to the impact of the wind down of our Proservia business in Germany.

The -4.0% decrease in selling and administrative expenses in the first quarter of 2025 (-1.9% in constant currency and -0.6% in organic constant currency) was primarily attributed to:

•
a $19.3, or -6.5% decrease (-4.2% in constant currency and -3.2% in organic constant currency) in personnel costs primarily due to a $7.9 decrease in bonuses and sales commission costs and a $6.3 decrease in salaries as we saw the effects of restructuring actions taken in 2024 and 2023;
•
a $14.8, or -1.2% decrease due to the impact of changes in currency exchange rates; and
•
a $5.3, or -5.2% decrease (-2.8% in constant currency and -1.0% in organic constant currency) in non-personnel costs primarily due to a $3.3 reduction in other office related costs as well as broader cost-cutting measures implemented during the quarter which impacted multiple expense streams; partially offset by
•
$15.8 of restructuring costs, incurred in the first quarter of 2025 compared to zero in the first quarter of 2024.

Selling and administrative expenses as a percent of revenues increased 50 basis points in the first quarter of 2025 compared to the first quarter of 2024 due primarily to:

•
a 40 basis point unfavorable impact as a result of the increase in restructuring costs incurred in the first quarter of 2025 compared to the first quarter of 2024; and
•
a 10 basis point unfavorable impact as personnel costs increased as a percent of revenues primarily due to salaries.

PART 1

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $15.6 in the first quarter of 2025 compared to $12.3 in the first quarter of 2024 primarily due to increased revolver and other short-term borrowings during the period. Foreign exchange loss, net was $0.9 in the first quarter of 2025 compared to $2.4 in the first quarter of 2024 primarily due to a reduction in foreign currency exchange losses year over year. Miscellaneous income, net was $5.0 in the first quarter of 2025 compared to $6.3 in the first quarter of 2024.

We recorded income tax expense at an effective rate of 66.8% for the three months ended March 31, 2025, as compared to an effective rate of 31.0% for the three months ended March 31, 2024. The 2025 rate was unfavorably impacted by the lower level and overall mix of earnings, restructuring costs recorded in the quarter, and the 2025 enacted one-time French exceptional corporate income tax surcharge. The 66.8% effective tax rate for the three months ended March 31, 2025 was higher than the United States Federal statutory rate of 21% primarily due to the overall mix of earnings, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French exceptional corporate income tax surcharge, and the French business tax.

Net earnings per share - diluted was $0.12 in the first quarter of 2025 compared to $0.81 in the first quarter of 2024. Restructuring costs unfavorably impacted net earnings per share - diluted by approximately $0.26, net of tax, in the first quarter of 2025. The 2025 enacted one-time French exceptional corporate income tax surcharge and overall mix of earnings unfavorably impacted net earnings per share - diluted by $0.04 and $0.02, respectively, in the first quarter of 2025.

Weighted average shares - diluted decreased to 47.3 million in the first quarter of 2025 from 48.9 million in the first quarter of 2024. This decrease was due to the impact of share repurchases completed since the first quarter of 2024, partially offset by grants of share-based awards.

Segment Operating Results

Americas

In the Americas, revenues from services increased 2.0% (5.3% in constant currency) in the first quarter of 2025 compared to the first quarter of 2024. In the United States (which represents 65% of the Americas' revenues), revenues from services increased 1.2% in the first quarter of 2025 compared to the first quarter of 2024, primarily driven by a $16.0 increase in demand for our Manpower staffing services, partially offset by a $3.1 decrease in demand for our Right Management outplacement services. In Other Americas, revenues from services increased 3.3% (13.1% in constant currency) in the first quarter of 2025 compared to the first quarter of 2024, primarily driven by a $47.0 increase in demand for our Manpower and Experis staffing/interim services and a $4.4 increase in demand for TBO, partially offset by the $34.6 unfavorable impact of foreign currency exchange rates. The constant currency increase in Other Americas was primarily due to inflation in Argentina. Within our Other Americas segment, we experienced an increase in Argentina of $9.3, or 33.9% (69.5% in constant currency), partially offset by decreases in Canada and Mexico of $11.3, or -14.6%, and $11.6, or -17.6%, respectively (-9.2% and -0.9%, respectively, in constant currency).

Gross profit margin decreased 160 basis points in the first quarter of 2025 compared to the first quarter of 2024. This decrease was primarily due to decreased margins in our Experis interim services, which contributed 110 basis points to the decrease, decreased activity in our Right Management outplacement business, which contributed 30 basis points to the decrease, and decreased activity in our permanent recruitment business, which contributed 20 basis points to the decrease.

Selling and administrative expenses decreased -5.2% (-2.9% in constant currency) in the first quarter of 2025 compared to the first quarter of 2024, primarily driven by the $4.9 favorable impact of currency exchange rates and a $3.6 decrease in bonuses and sales commissions.

Operating Unit Profit (“OUP”) decreased -2.4% (increase of 2.0% in constant currency) in the first quarter of 2025, which represents a 2.4% OUP margin, a decrease from 2.5% in the first quarter of 2024. This OUP decrease was primarily due to decreased profitability in our United States business of $0.6, which experienced decreased demand in our higher-margin Experis interim services. In the United States, OUP margin decreased to 1.6% in the first quarter of 2025 from 1.8% in the first quarter of 2024 primarily due to decreased margins in our staffing/interim business, partially offset by a decrease in our selling and administrative expenses as a percent of revenue. Other Americas OUP margin decreased to 3.9% in the first quarter of 2025 from 4.0% in the first quarter of 2024 primarily due to a decrease in our selling and administrative expenses as a percent of revenue, partially offset by decreased activity in our higher-margin permanent recruitment business.

PART 1

Southern Europe

In Southern Europe, revenues from services decreased -7.4% ( -4.8% in constant currency and -4.0% in organic constant currency) in the first quarter of 2025 compared to the first quarter of 2024. In France (which represents 53% of Southern Europe’s revenues), revenues from services decreased -12.2% (-9.5% in constant currency) in the first quarter of 2025 compared to the first quarter of 2024, primarily driven by a $99.9 decrease in demand for our Manpower staffing services, the $29.5 unfavorable impact of currency exchange rates and a $3.2 decrease in demand for our permanent recruitment services. In Italy (which represents 22% of Southern Europe’s revenues), revenues from services decreased -1.6% (increase of 1.4% in constant currency) in the first quarter of 2025 compared to the first quarter of 2024, primarily driven by the $12.1 unfavorable impact of currency exchange rates, partially offset by a $3.5 increase in demand for our Manpower and Experis consulting services, and a $1.6 increase in demand for our Manpower and Experis staffing/interim services. In Other Southern Europe, revenues from services decreased -1.5% (increase of 0.7% in constant currency and 4.1% in organic constant currency) in the first quarter of 2025 compared to the first quarter of 2024, primarily due to the $10.4 unfavorable impact of currency exchange rates and a $2.5 decrease in demand for our Experis interim services, partially offset by a $4.4 increase in demand for our Manpower staffing services. Within our Other Southern Europe segment, we experienced a revenue increase in Spain of $12.8, or 11.6% (15.1% in constant currency), partially offset by a revenue decrease in Switzerland of $20.8, or -19.3% (-17.1% in constant currency).

Gross profit margin decreased 20 basis points in the first quarter of 2025 compared to the first quarter of 2024. This decrease was primarily due to decreased activity in our higher margin Experis interim services, which contributed 20 basis points to the decrease, and a decrease of activity in our permanent recruitment services, which contributed 10 basis points to the decrease. These decreases were partially offset by increased demand in our higher-margin Manpower consulting services, which had a 10 basis point impact.

Selling and administrative expenses decreased -2.7% (increase of 0.1% in constant currency and 1.1% in organic constant currency) during the first quarter of 2025 compared to the first quarter of 2024, primarily due to the $6.2 favorable impact of currency exchange rates and a decrease of $4.7 to bonuses and sales commissions and other personnel costs, partially offset by the $3.5 of restructuring costs incurred in the first quarter of 2025.

OUP decreased -28.2% (-26.4% in constant currency and -26.9% in organic constant currency), in the first quarter of 2025, which represents a 2.7% OUP margin, a decrease from 3.5% in the first quarter of 2024. This OUP decrease was primarily due to decreased profitability in the France reporting unit of $11.7. In France, the OUP margin decreased to 2.2% for the first quarter of 2025 compared to 3.0% for the first quarter of 2024, primarily driven by increases to selling and administrative expenses as a percent of revenue. In Italy, the OUP margin decreased to 6.2% for the first quarter of 2025 compared to 6.8% for the first quarter of 2024 primarily due to a decrease in gross profit margin as we saw decreased activity in our higher-margin permanent recruitment services. In Other Southern Europe, the OUP margin decreased to 1.0% for the first quarter of 2025 from 2.1% for the first quarter of 2024 primarily due to decreased activity in higher-margin permanent recruitment services, as noted above, and an increase in our selling and administrative expenses as a percent of revenue.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 35%, 19%, 13%, 12% and 9%, respectively, of Northern Europe’s revenues). In the Northern Europe region, revenues from services decreased -16.0% (-14.3% in constant currency) in the first quarter of 2025 compared to the first quarter of 2024, primarily driven by a $109.5 decrease in demand for our Manpower and Experis staffing/interim services, the $15.1 unfavorable impact of currency exchange rates, a $9.6 decrease in demand for our Experis solutions services and a $6.6 decrease in demand for our permanent recruitment services. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $49.9, the Nordics of $28.8, Germany of $40.2, the Netherlands of $10.2 and Belgium of $5.9, which represented revenue decreases of -16.4%, -17.1%, -30.3%, -10.7% and -7.9%, respectively (-16.0%, -14.0%, -28.2%, -7.9% and -5.1%, respectively, in constant currency)

Gross profit margin increased by 10 basis points in the first quarter of 2025 compared to the first quarter of 2024. The increase was primarily due to a shift in business mix towards our higher-margin Right Management outplacement and MSP services, which contributed 50 basis points to the increase and increased margins in our Experis solutions services, which contributed 30 basis points to the increase. These contributions were partially offset by a decrease in our staffing/interim margins, which had a 50 basis point impact and decreased activity in our higher-margin permanent recruitment business, which had a 20 basis point impact.

Selling and administrative expenses decreased -3.5% (-1.5% in constant currency) in the first quarter of 2025 compared to the first quarter of 2024. The decrease is primarily driven by a $7.9 decrease in salary-related costs as we experience the impacts of significant restructuring actions taken in 2024 and 2023. This decrease was partially offset by $12.3 in restructuring costs incurred in the first quarter of 2025.

PART 1

OUP in Northern Europe decreased $18.3 (reported and constant currency variances are not meaningful) in the first quarter of 2025, which represents a -2.5% OUP margin, a decrease from 0.0% in the first quarter of 2024. This OUP decrease was primarily driven by an OUP decrease in United Kingdom of $10.4. The OUP margin decrease was primarily driven by an increase in selling and administrative expenses as a percent of revenue.

APME

Revenues from services decreased -11.0% (-9.2% in constant currency and an increase of 7.3% in organic constant currency) in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by the Korea disposition and franchising. In Japan (which represents 60% of APME’s revenues), revenues from services increased 4.2% (6.9% in constant currency), primarily driven by a $16.0 increase in demand for our Manpower and Experis staffing/interim services, partially offset by the $7.2 unfavorable impact of currency exchange rates. In India (which represents 14% of APME’s revenues), revenues from services increased 9.2% (13.8% in constant currency), primarily driven by a $7.4 increase in demand for our Manpower and Experis staffing/interim services, partially offset by the $2.8 unfavorable impact of currency exchange rates.

Gross profit margin increased by 120 basis points in the first quarter of 2025 compared to the first quarter of 2024, primarily due to increased margins for our staffing/interim services, which contributed 140 basis points to the increase, and franchise fees, which contributed 20 basis points to the increase. The increase was partially offset by decreased activity in our Right Management outplacement business, which decreased 40 basis points.

Selling and administrative expenses decreased -5.5% (-3.5% in constant currency and an increase of 7.1% in organic constant currency) in the first quarter of 2025 compared to the first quarter of 2024. The decrease is primarily due to a $1.6 reduction in other office related costs and the $1.3 favorable impact of currency exchange rates.

OUP in APME increased 1.0% (2.9% in constant currency and 14.1% in organic constant currency) in the first quarter of 2025, which represents a 4.2% OUP margin, an increase from 3.7% in the first quarter of 2024. This OUP margin increase was primarily driven by increased activity and gross profit margin improvements in our staffing/interim services, as noted above, partially offset by an increase in selling and administrative expenses as percent of revenue.

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

PART 1

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended March 31, 2025, Compared to 2024
	Reported Amount	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$688.8	1.2%	—	1.2%	—	1.2%
Other Americas	367.9	3.3%	(9.8)%	13.1%	—	13.1%
	1,056.7	2.0%	(3.3)%	5.3%	—	5.3%
Southern Europe:
France	965.7	(12.2)%	(2.7)%	(9.5)%	—	(9.5)%
Italy	397.8	(1.6)%	(3.0)%	1.4%	—	1.4%
Other Southern Europe	470.5	(1.5)%	(2.2)%	0.7%	(3.4)%	4.1%
	1,834.0	(7.4)%	(2.6)%	(4.8)%	(0.8)%	(4.0)%
Northern Europe	730.8	(16.0)%	(1.7)%	(14.3)%	—	(14.3)%
APME	476.4	(11.0)%	(1.8)%	(9.2)%	(16.5)%	7.3%
	4,097.9
Intercompany Eliminations	(7.6)
Consolidated	$4,090.3	(7.1)%	(2.5)%	(4.6)%	(2.2)%	(2.4)%
Gross Profit	$698.3	(8.6)%	(2.4)%	(6.2)%	(1.2)%	(5.0)%
Selling and Administrative Expenses	$670.1	(4.0)%	(2.1)%	(1.9)%	(1.2)%	(0.7)%
Operating Profit	$28.2	(57.2)%	(4.6)%	(52.6)%	(1.1)%	(51.5)%

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2025, we had $295.8 of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

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

Cash used in operating activities was $153.2 during the three months ended March 31, 2025, as compared to $116.0 provided during the three months ended March 31, 2024. Changes in operating assets and liabilities utilized $196.4 of cash during the three months ended March 31, 2025 and generated $37.1 of cash during the three months ended March 31, 2024. These changes were primarily attributable to the timing of collections and payments. Accounts receivable decreased to $4,168.8 as of March 31, 2025 from $4,297.2 as of December 31, 2024 primarily due to the revenue decline and the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by two days from December 31, 2024 to 54 days as of March 31, 2025.

PART 1

Cash used in investing activities was $14.6 and $9.7 for the three months ended March 31, 2025, and 2024, respectively. Capital expenditures were $13.7 for the three months ended March 31, 2025 compared to $11.8 for the three months ended March 31, 2024. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. From time to time, we acquire and invest in companies throughout the world, including franchises. Total cash consideration paid for acquisitions, net of cash acquired, was $1.0 and $1.1 for the three months ended March 31, 2025 and 2024, respectively.

Cash provided by financing activities was $45.7 for the three months ended March 31, 2025 compared to $57.5 used in the three months ended March 31, 2024. Net debt borrowings were $76.6 and $3.5 in the three months ended March 31, 2025 and 2024, respectively. The larger borrowings in 2025 were due to our working capital needs.

Our €500.0 notes and €400.0 notes are due June 2026 and June 2027, respectively. When those notes mature, we plan to either repay the amounts with available cash or borrowings under our $600.0 revolving credit facility or a new borrowing. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets for replacement of those notes.

Our $600.0 revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 2.68 to 1 and a fixed charge coverage ratio of 3.05 to 1 as of March 31, 2025. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

As of March 31, 2025, we had letters of credit of $0.4 issued under our $600.0 revolving credit facility, as well as $45.0 drawn under our $150.0 uncommitted credit facilities. Additional borrowings of $599.6 and $105.0 were available to us under our $600.0 revolving credit facility and $150.0 uncommitted credit facilities, respectively, as of March 31, 2025.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet the working capital needs of our subsidiary operations. As of March 31, 2025, such uncommitted credit lines totaled $298.6, of which $268.2 was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year.

We have assessed our liquidity position as of March 31, 2025 and for the near future. As of March 31, 2025, our cash and cash equivalents balance was $395.0. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines to meet the working capital needs of our subsidiaries, of which $268.2 was available to use as of March 31, 2025. Our €500.0 ($540.0) notes mature in June 2026, and our €400.0 ($430.6) notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

The Board of Directors declared a semi-annual dividend of $0.72 and $1.54 per share on May 2, 2025 and May 3, 2024, respectively. The 2025 dividends are payable on June 16, 2025 to shareholders of record as of June 2, 2025. The 2024 dividends were paid on June 14, 2024 to shareholders of record as of June 3, 2024.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the three months ended March 31, 2025, we repurchased 0.4 million shares under the 2023 authorization at a cost of $25.0. During the three months ended March 31, 2024, we repurchased 0.7 million shares under the 2023 authorization at a cost of $50.0. As of March 31, 2025, there were 2.2 million shares remaining authorized for repurchase under the 2023 authorization.

We had aggregate commitments of $2,404.9 as of March 31, 2025 related to debt, operating leases, severance and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,279.6 as of December 31, 2024.

PART 1

We also have entered into guarantee contracts and stand-by letters of credit totaling $600.9 and $571.0 as of March 31, 2025 and December 31, 2024, respectively ($554.1 and $524.2 for guarantees as of March 31, 2025 and December 31, 2024, respectively, and $46.8 for stand-by letters of credit as of both dates). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit were $0.4 for both of the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025, we recorded $15.8 in restructuring costs. During the three months ended March 31, 2024, we did not record any restructuring costs. Payments made from the restructuring reserve were $12.3 during the three months ended March 31, 2025. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $49.0 reserve will be paid by the end of 2025.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2024 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

PART 1

PART II - OTHER INFORMATION

Item 1A – Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in the 2024 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the first quarter of 2025. As of March 31, 2025, there were 2.2 million shares remaining authorized for repurchase under the 2023 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1 - 31, 2025	194,727	(a)	$57.04	192,834	2,402,093
February 1 - 28, 2025	166,809	(a)	$55.47	72,082	2,330,011
March 1 - 31, 2025	177,850	(a)	$59.44	168,219	2,161,792
Total	539,386		$57.71	433,135	2,161,792
(a)
Includes 1,893, 94,727 and 9,631 shares of common stock withheld by ManpowerGroup in January, February and March, respectively, to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock and performance share units.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and affiliates, to date in 2025:

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
advice regarding the company's sustainability program and compliance with and interpretation of sustainability regulations such as Corporate Sustainability Reporting Directive (“CSRD”).

Trading Plans

During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

PART 1

Item 6 – Exhibits

10.1	Letter Agreement between Becky Frankiewicz and the Company dated February 14, 2025.**

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language)

** Management contract of compensatory plan or arrangement

PART 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Name	Title	Date

/s/ John T. McGinnis	Executive Vice President and Chief Financial Officer	May 2, 2025
John T. McGinnis	(Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Eric Rozek	Vice President and Global Controller (Principal Accounting Officer)	May 2, 2025
Eric Rozek