Form 10-Q
period 2025-06-30
ManpowerGroup Inc.
filed 2025-08-05
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended: June 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at August 1, 2025
Common Stock, $.01 par value	46,291,083

Table of Contents

ManpowerGroup Inc.

PART 1

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$289.8	$509.4
Accounts receivable, less allowance for expected credit losses of $77.3 and $67.6, respectively	4,641.3	4,297.2
Prepaid expenses and other assets	212.0	163.7
Total current assets	5,143.1	4,970.3

Other Assets:
Goodwill	1,549.0	1,563.4
Intangible assets, less accumulated amortization of $565.2 and $530.4, respectively	445.1	486.1
Operating lease right-of-use assets	419.4	361.3
Other assets	819.6	701.5
Total other assets	3,233.1	3,112.3

Property and Equipment:
Land, buildings, leasehold improvements and equipment	546.4	488.2
Less: accumulated depreciation and amortization	417.3	369.8
Net property and equipment	129.1	118.4
Total assets	$8,505.3	$8,201.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2025	December 31, 2024
Current Liabilities:
Accounts payable	$2,557.2	$2,612.9
Employee compensation payable	223.6	241.1
Accrued payroll taxes and insurance	663.6	615.2
Accrued liabilities	499.7	475.1
Value added taxes payable	398.8	370.8
Short-term operating lease liability	108.7	98.6
Short-term borrowings and current maturities of long-term debt	815.4	23.4
Total current liabilities	5,267.0	4,437.1

Other Liabilities:
Long-term debt	470.3	929.4
Long-term operating lease liability	328.2	279.0
Other long-term liabilities	444.6	428.6
Total other liabilities	1,243.1	1,637.0

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 119,150,638 and 118,853,620 shares, respectively	1.2	1.2
Capital in excess of par value	3,560.9	3,546.1
Retained earnings	3,717.5	3,812.3
Accumulated other comprehensive loss	(450.9)	(443.0)
Treasury stock at cost, 72,862,955 and 72,105,407 shares, respectively	(4,834.3)	(4,791.4)
Total ManpowerGroup shareholders’ equity	1,994.4	2,125.2
Noncontrolling interests	0.8	1.7
Total shareholders’ equity	1,995.2	2,126.9
Total liabilities and shareholders’ equity	$8,505.3	$8,201.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues from services	$4,519.3	$4,520.7	$8,609.6	$8,924.0
Cost of services	3,755.6	3,734.8	7,147.6	7,374.4
Gross profit	763.7	785.9	1,462.0	1,549.6
Selling and administrative expenses, excluding impairment charges	700.3	684.8	1,370.4	1,382.6
Impairment charges	88.7	—	88.7	-
Selling and administrative expenses	789.0	684.8	1,459.1	1,382.6
Operating (loss) profit	(25.3)	101.1	2.9	167.0
Interest and other expenses, net	16.5	8.7	28.0	17.1
(Loss) earnings before income taxes	(41.8)	92.4	(25.1)	149.9
Provision for income taxes	25.3	32.3	36.4	50.1
Net (loss) earnings	$(67.1)	$60.1	$(61.5)	$99.8
Net (loss) earnings per share – basic	$(1.44)	$1.25	$(1.32)	$2.07
Net (loss) earnings per share – diluted	$(1.44)	$1.24	$(1.32)	$2.05
Weighted average shares – basic	46.5	47.9	46.7	48.1
Weighted average shares – diluted	46.5	48.4	46.7	48.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) earnings	$(67.1)	$60.1	$(61.5)	$99.8
Other comprehensive loss:
Foreign currency translation	106.8	(10.2)	145.8	(78.5)
Translation adjustments of long-term intercompany loans, net of income taxes of $0.0, $0.0, $0.1 and $0.0, respectively	(0.3)	—	(0.7)	0.1
Adjustments on derivative instruments, net of income taxes of $(32.5), $1.1, $(44.2) and $13.0, respectively	(111.1)	5.0	(152.5)	45.3
Unrealized adjustment on interest rate swap	(0.1)	(0.1)	(0.2)	(0.2)
Defined benefit pension plans and retiree health care plan, net of income taxes of $(1.8), $0.3, $(0.1) and $0.3, respectively	0.9	0.4	(0.3)	(1.1)
Total other comprehensive loss	$(3.8)	$(4.9)	$(7.9)	$(34.4)
Comprehensive (loss) income	$(70.9)	$55.2	$(69.4)	$65.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

Six Months Ended June 30,	2025	2024
Cash Flows from Operating Activities:
Net (loss) earnings	$(61.5)	$99.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43.4	43.0
Loss on sales of subsidiaries, net	6.2	—
Non-cash impairment of goodwill and other intangible assets	88.7	—
Deferred income taxes	4.5	7.8
Provision for doubtful accounts	1.9	3.7
Share-based compensation	15.3	15.0
Changes in operating assets and liabilities:
Accounts receivable	7.9	107.9
Other assets	(92.4)	(70.1)
Accounts payable	(209.6)	(76.7)
Other liabilities	(147.2)	(152.3)
Cash used in operating activities	(342.8)	(21.9)

Cash Flows from Investing Activities:
Capital expenditures	(31.3)	(23.7)
Acquisition of business, net of cash acquired	(1.0)	—
Impact to cash resulting from sales of subsidiaries	(2.1)	—
Proceeds from the sale of property and equipment	0.4	2.1
Cash used in investing activities	(34.0)	(21.6)

Cash Flows from Financing Activities:
Net change in short-term borrowings	67.1	49.2
Net proceeds from revolving debt facility	136.0	76.0
Proceeds from long-term debt	0.1	0.5
Repayments of long-term debt	(0.4)	(1.0)
Payments of contingent consideration for acquisition	(1.3)	(2.8)
Proceeds from share-based awards	—	0.7
Payments to noncontrolling interests	—	(0.2)
Other share-based award transactions	(6.0)	(10.5)
Repurchases of common stock and excise tax	(38.2)	(77.0)
Dividends paid	(33.3)	(73.5)
Cash provided by (used in) financing activities	124.0	(38.6)

Effect of exchange rate changes on cash	33.2	(30.3)
Change in cash and cash equivalents	(219.6)	(112.4)

Cash and cash equivalents, beginning of period	509.4	581.3
Cash and cash equivalents, end of period	$289.8	$468.9

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest paid	$63.2	$37.2
Income taxes paid, net	$91.9	$89.9
Operating lease liabilities	$65.2	$60.1
Non-cash operating activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$64.9	$27.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2024	118,853,620	$1.2	$3,546.1	$3,812.3	$(443.0)	$(4,791.4)	$1.7	$2,126.9
Net earnings				5.6				5.6
Other comprehensive loss					(4.1)			(4.1)
Issuances under equity plans	288,938		(0.9)			(5.2)		(6.1)
Share-based compensation expense			7.6					7.6
Repurchases of common stock, including excise tax						(25.4)		(25.4)
Noncontrolling interest transactions							0.4	0.4
Balance, March 31, 2025	119,142,558	$1.2	$3,552.8	$3,817.9	$(447.1)	$(4,822.0)	$2.1	2,104.9
Net loss				(67.1)				(67.1)
Other comprehensive loss					(3.8)			(3.8)
Issuances under equity plans	8,080		0.4			(0.2)		0.2
Share-based compensation expense			7.7					7.7
Dividends				(33.3)				(33.3)
Repurchases of common stock, including excise tax						(12.1)		(12.1)
Noncontrolling interest transactions							(1.3)	(1.3)
Balance, June 30, 2025	119,150,638	$1.2	$3,560.9	$3,717.5	$(450.9)	$(4,834.3)	$0.8	$1,995.2

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2023	118,387,641	$1.2	$3,514.9	$3,813.0	$(466.0)	$(4,639.8)	$10.8	$2,234.1
Net earnings				39.7				39.7
Other comprehensive loss					(29.5)			(29.5)
Issuances under equity plans	420,210					(10.3)		(10.3)
Share-based compensation expense			7.5					7.5
Repurchases of common stock, including excise tax						(50.3)		(50.3)
Noncontrolling interest transactions			(3.7)				0.2	(3.5)
Balance, March 31, 2024	118,807,851	$1.2	$3,518.7	$3,852.7	$(495.5)	$(4,700.4)	$11.0	$2,187.7
Net earnings				60.1				60.1
Other comprehensive loss					(4.9)			(4.9)
Issuances under equity plans	36,195		(0.1)			(0.1)		(0.2)
Share-based compensation expense			7.5					7.5
Dividends				(73.5)				(73.5)
Repurchases of common stock, including excise tax						(27.0)		(27.0)
Noncontrolling interest transactions			(1.8)				(2.0)	(3.8)
Balance, June 30, 2024	118,844,046	$1.2	$3,524.3	$3,839.3	$(500.4)	$(4,727.5)	$9.0	$2,145.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2025 and 2024

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

Allowance for Expected Credit Losses

We have an allowance for expected credit losses recorded as an estimate of the accounts receivable that may not be collected. This allowance is calculated on an entity-by-entity basis with consideration of historical write-off experience, age of receivables, market conditions, and a specific review for expected credit losses. Items that affect this balance mainly include provision for credit losses and the write-off of accounts receivable balances.

A rollforward of our allowance for expected credit losses is shown below:

Six Months Ended June 30, 2025
Balance, December 31, 2024	$67.6
Provision for credit losses	1.9
Write-offs	(2.4)
Currency impact and other	10.2
Balance, June 30, 2025	$77.3

Leases

We determine whether a contract is or contains a lease at contract inception. We recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for leases with contract terms longer than 12 months. We classify the lease as a finance or operating lease which affects the recognition, measurement, and presentation of lease expenses and cash flows. Our Consolidated Balance Sheets present ROU assets, short-term lease liability and long-term lease liability as separate line items.

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

PART 1

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived intangible assets at our unit of account level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value. In the event the fair value of a reporting unit is less than the carrying value, including goodwill, we would record an impairment charge based on the excess of a reporting units’ carrying amount over its fair value. Similarly, if the fair value of an indefinite-lived intangible asset is less than its carrying value, we record an impairment charge for the difference.

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment tests include: expected future revenue growth rates, Operating Unit Profit ("OUP") margins, working capital levels, discount rates, and terminal value revenue growth rates and OUP margin. The expected future revenue growth rates and operating unit profit margins are determined after taking into consideration our historical revenue growth rates and operating unit profit margins, our assessment of future market potential and our expectations of future business performance. We believe that the future discounted cash flow valuation model provides the most reasonable and meaningful fair value estimate based on the reporting units’ projections of future operating results and cash flows and is consistent with our view of how market participants would value the company’s reporting units in an orderly transaction.

For indefinite-lived intangible assets, we use either an income approach or a relief-from-royalty method, depending on the nature of the asset. Significant assumptions include expected future revenue growth rates, profit margins, discount rates, and market participant assumptions.

Management closely monitors the financial and operating results impacting our reporting units and indefinite-lived intangible assets and makes comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting units and indefinite-lived intangible assets. During the second quarter of 2025, in connection with the preparation of our financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit or indefinite-lived intangible asset were below its carrying amount. We identified several factors related to our United Kingdom and Switzerland reporting units that led us to conclude that it was more likely than not that the fair value of the reporting units were below the carrying values which triggered us to perform an interim goodwill impairment assessment for these reporting units. These factors included further deterioration of the macroeconomic and local market conditions, financial performance that came in below management’s planned revenue and OUP expectations for the first half of 2025, and downward revisions to full year 2025 planned revenue and OUP projections. As a result of the interim test, we recognized a partial non-cash goodwill impairment loss of $33.4 related to our United Kingdom reporting unit in our Northern Europe segment and a partial $24.7 non-cash goodwill impairment loss related to our Switzerland reporting unit in our Southern Europe segment to bring the carrying value of these reporting units down to their estimated fair value. Key assumptions included in the United Kingdom discounted cash flow valuation performed during the second quarter of 2025 included a discount rate of 11.4%, working capital as a percentage of revenue of 6.6%, revenue growth for the next 10 years ranging from -8.4% to 10.0%, and terminal value revenue growth and OUP margin of 3.0% and 3.2%, respectively. Key assumptions included in the Switzerland discounted cash flow valuation performed during the second quarter of 2025 included a discount rate of 11.2%, working capital as a percentage of revenue of 10.5%, revenue growth for the next 10 years ranging from -12.4% to 12.0% and terminal value revenue growth and OUP margin of 3.0% and 4.2%, respectively. The remaining goodwill balances related to our United Kingdom and Switzerland reporting units, as of June 30, 2025, were $79.3 and $35.8, respectively.

In addition, we recognized a full impairment of $30.6 related to the reacquired franchise right associated with our Switzerland business, which is an indefinite-lived intangible asset. Key assumptions included in the indefinite-lived intangible asset impairment test included a discount rate of 13.7% and OUP margins ranging from 1.0% to 4.0%.

While we continued to see challenging market conditions in North America and Europe, which led to lower levels of revenues and OUP in certain of our other reporting units than we had forecasted during our 2024 annual impairment testing, we concluded, based on our analysis performed, that there was no triggering event related to our other reporting units and the fair value of the reporting units continued to exceed the carrying value.

There could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

PART 1

Subsequent Event

On July 4, 2025, the bill commonly known as the One Big Beautiful Bill Act was signed into law. The legislation includes significant changes to U.S. federal tax law, including the permanent extension of certain Tax Cuts and Jobs Act business provisions and the modification of several international tax laws. We are currently assessing its impact on our Consolidated Financial Statements.

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

(3) Revenue Recognition

For client contracts where we recognize revenues over time, we recognize the amount that we have the right to invoice, which corresponds directly to the value provided to the client of our performance to date.

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to June 30, 2025 related to remaining performance obligations, which are not material.

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

Our deferred revenue was $34.2 as of June 30, 2025 and $30.3 as of December 31, 2024.

PART 1

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended June 30,
	2025					2024(a)
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$599.6	$3.1	$26.3	$45.1	$674.1	$626.8	$2.8	$26.6	$40.8	$697.0
Other Americas	356.8	16.4	9.6	3.1	385.9	339.3	12.5	12.3	3.3	367.4
	956.4	19.5	35.9	48.2	1,060.0	966.1	15.3	38.9	44.1	1,064.4
Southern Europe:
France	1,050.5	65.6	11.5	21.7	1,149.3	1,063.6	65.4	13.7	21.4	1,164.1
Italy	441.7	12.9	12.9	8.4	475.9	401.7	9.4	13.1	10.7	434.9
Other Southern Europe	422.0	77.2	14.3	10.6	524.1	400.2	78.9	12.8	7.1	499.0
	1,914.2	155.7	38.7	40.7	2,149.3	1,865.5	153.7	39.6	39.2	2,098.0
Northern Europe	682.9	56.9	27.3	27.3	794.4	714.1	64.8	31.8	26.6	837.3
APME	437.5	64.2	13.7	9.9	525.3	431.6	84.6	14.8	10.4	541.4
	3,991.0	296.3	115.6	126.1	4,529.0	3,977.3	318.4	125.1	120.3	4,541.1
Intercompany Eliminations					(9.7)					(20.4)
Total					$4,519.3					$4,520.7

(a)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

	Six Months Ended June 30,

	2025					2024(a)

	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total

Americas:
United States	$1,215.7	$5.4	$55.6	$86.2	$1,362.9	$1,231.2	$5.8	$57.2	$83.2	$1,377.4
Other Americas	699.0	31.2	17.9	5.7	753.8	669.9	23.6	24.1	5.8	723.4
	1,914.7	36.6	73.5	91.9	2,116.7	1,901.1	29.4	81.3	89.0	2,100.8
Southern Europe:
France	1,922.1	129.6	22.8	40.5	2,115.0	2,061.3	132.2	28.5	41.4	2,263.4
Italy	810.5	24.0	24.9	14.3	873.7	777.8	17.5	26.7	17.2	839.2
Other Southern Europe	793.4	153.3	28.0	19.9	994.6	777.9	157.9	26.6	14.3	976.7
	3,526.0	306.9	75.7	74.7	3,983.3	3,617.0	307.6	81.8	72.9	4,079.3
Northern Europe	1,303.9	115.6	54.0	51.7	1,525.2	1,452.2	137.7	65.6	52.1	1,707.6
APME	833.5	124.7	25.0	18.5	1,001.7	857.8	170.7	27.4	20.6	1,076.5
	7,578.1	583.8	228.2	236.8	8,626.9	7,828.1	645.4	256.1	234.6	8,964.2
Intercompany Eliminations					(17.3)					(40.2)
Total					$8,609.6					$8,924.0
(a)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

PART 1

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended June 30,
	2025			2024(a)
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$660.2	$13.9	$674.1	$681.2	$15.8	$697.0
Other Americas	380.4	5.5	385.9	359.4	8.0	367.4
	1,040.6	19.4	1,060.0	1,040.6	23.8	1,064.4
Southern Europe:
France	1,139.1	10.2	1,149.3	1,151.8	12.3	1,164.1
Italy	463.9	12.0	475.9	422.8	12.1	434.9
Other Southern Europe	513.0	11.1	524.1	488.2	10.8	499.0
	2,116.0	33.3	2,149.3	2,062.8	35.2	2,098.0
Northern Europe	773.8	20.6	794.4	812.0	25.3	837.3
APME	513.3	12.0	525.3	528.9	12.5	541.4
	4,443.7	85.3	4,529.0	4,444.3	96.8	4,541.1
Intercompany Eliminations			(9.7)			(20.4)
Total			$4,519.3			$4,520.7
(a)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

	Six Months Ended June 30,

	2025			2024(a)

	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total

Americas:
United States	$1,333.8	$29.1	$1,362.9	$1,343.9	$33.5	$1,377.4
Other Americas	744.2	9.6	753.8	707.5	15.9	723.4
	2,078.0	38.7	2,116.7	2,051.4	49.4	2,100.8
Southern Europe:
France	2,094.2	20.8	2,115.0	2,237.5	25.9	2,263.4
Italy	850.5	23.2	873.7	814.4	24.8	839.2
Other Southern Europe	972.7	21.9	994.6	954.3	22.4	976.7
	3,917.4	65.9	3,983.3	4,006.2	73.1	4,079.3
Northern Europe	1,484.1	41.1	1,525.2	1,655.5	52.1	1,707.6
APME	980.1	21.6	1,001.7	1,053.4	23.1	1,076.5
	8,459.6	167.3	8,626.9	8,766.5	197.7	8,964.2
Intercompany Eliminations			(17.3)			(40.2)
Total			$8,609.6			$8,924.0
(a)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

(4) Share-Based Compensation Plans

During the three months ended June 30, 2025 and 2024, we recognized share-based compensation expense of $7.7 and $7.5, respectively and $15.3 and $15.0 for the six months ended June 30, 2025 and 2024, respectively. The expense relates to stock options, deferred stock units, restricted stock units, performance share units and a savings-related share option scheme in the United Kingdom. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was none and $0.7 for the six months ended June 30, 2025 and 2024, respectively.

PART 1

(5) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. Total cash consideration paid for acquisitions, net of cash acquired, was $2.3 and $2.8 for the six months ended June 30, 2025 and 2024, respectively.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint as well as improve our overall efficiency. On May 31, 2025, we disposed of our New Caledonia business in our APME segment and simultaneously entered into a franchise agreement. In connection with this transaction, we recognized a one-time net loss on disposition of $1.4, of which $0.2 was included in selling and administrative expenses and $1.2 was included in interest and other expenses in the Consolidated Statements of Operations for the three and six months ended June 30, 2025.

On May 30, 2025, we disposed of our South Africa business in our Northern Europe segment in exchange for a non-interest-bearing loan receivable of $1.4 and simultaneously entered into a franchising agreement. We recognized a one-time net loss on disposition of $4.8, of which $2.2 was included in selling and administrative expenses and $2.6 was included in interest and other expenses in the Consolidated Statements of Operations for the three and six months ended June 30, 2025.

(6) Restructuring Costs

During the six months ended June 30, 2025, we recorded $30.2 in restructuring costs, of which $14.4 was recorded during the three months ended June 30, 2025. During the three and six months ended June 30, 2024, we did not record any restructuring costs. Payments made from the restructuring reserve were $16.7 and $29.0 during the three and six months ended June 30, 2025, respectively. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $46.1 reserve will be paid by the end of 2025.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2024	$5.7	$4.4	$32.1	$2.4	$1.9	$46.5
Severance costs	—	5.7	22.8	0.1	—	28.6
Lease costs(c)	—	—	1.6	—	—	1.6
Non-cash charges	—	—	(1.6)	—	—	(1.6)
Costs paid	(2.1)	(3.1)	(19.8)	(2.1)	(1.9)	(29.0)
Balance, June 30, 2025	$3.6	$7.0	$35.1	$0.4	$—	$46.1
(a)
Balances related to the United States were $4.0 and $1.0 as of December 31, 2024 and June 30, 2025, respectively.
(b)
Balances related to France were $1.2 and $2.4 as of December 31, 2024 and June 30, 2025, respectively. Balances related to Italy were $2.0 and $1.9 as of December 31, 2024 and June 30, 2025, respectively.
(c)
Liabilities related to exited leased facilities are recorded within our short-term and long-term operating lease liabilities within our Consolidated Balance Sheets.

(7) Income Taxes

We recorded income tax expense on a pre-tax loss resulting in a negative effective tax rate of 60.2% for the three months ended June 30, 2025, as compared to income tax expense on pre-tax earnings resulting in an effective rate of 34.9% for the three months ended June 30, 2024. The 2025 rate was negative due to a pre-tax loss that primarily resulted from the goodwill and indefinite lived intangible asset impairment charges recorded in Switzerland and the United Kingdom and losses on the disposals of South Africa and New Caledonia, all of which are non-deductible. The 2025 rate was also unfavorably impacted by the lower level and overall mix of earnings due in part to restructuring costs recorded in the quarter and the 2025 enacted one-time French exceptional corporate income tax surcharge. The negative effective tax rate of 60.2% for the three months ended June 30, 2025 was significantly different than the United States Federal statutory rate of 21% primarily due to the factors noted above as well as tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances and the French business tax.

PART 1

We recorded income tax expense on a pre-tax loss resulting in a negative effective rate of 144.8% for the six months ended June 30, 2025, as compared to income tax expense on pre-tax earnings resulting in an effective rate of 33.4% for the six months ended June 30, 2024. The 2025 rate was negative due to a pre-tax loss that primarily resulted from the goodwill and indefinite lived intangible asset impairment charges recorded in Switzerland and the United Kingdom and losses on the disposals of South Africa and New Caledonia, all of which are non-deductible. The 2025 rate was also unfavorably impacted by the lower level and overall mix of earnings due in part to restructuring costs recorded in the quarter and the 2025 enacted one-time French exceptional corporate income tax surcharge. The negative effective tax rate of 144.8% for the first half of 2025 was significantly different than the United States Federal Statutory rate of 21% primarily due to the factors noted above as well as tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances and the French business tax.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $38.4 as of June 30, 2025. If recognized, the entire amount would favorably affect the effective tax rate except for $10.0. As of December 31, 2024, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $36.1.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2018 through 2025 for our major operations in France, Italy, the United Kingdom and the United States. As of June 30, 2025, we were subject to tax audits in Austria, Germany, India, Israel, Spain and the United States.

(8) Net (Loss) Earnings Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) earnings available to common shareholders	$(67.1)	$60.1	$(61.5)	$99.8
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	46.5	47.9	46.7	48.1
Effect of dilutive securities - share-based awards	—	0.5	—	0.6
Weighted-average common shares outstanding - diluted	46.5	48.4	46.7	48.7
Net (loss) earnings per share - basic	$(1.44)	$1.25	$(1.32)	$2.07
Net (loss) earnings per share - diluted	$(1.44)	$1.24	$(1.32)	$2.05

There were 1.0 million and 0.8 million share-based awards excluded from the calculation of net (loss) earnings per share - diluted for the three months ended June 30, 2025 and 2024, respectively, because their impact was anti-dilutive. There were 1.1 million and 0.8 million share-based awards excluded from the calculation of net (loss) earnings per share - diluted for the six months ended June 30, 2025 and 2024, respectively, because their impact was anti-dilutive.

PART 1

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	June 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(a)	$1,549.0	$—	$1,549.0	$1,563.4	$—	$1,563.4
Intangible assets:
Finite-lived:
Customer relationships	$834.3	$542.5	$291.8	$814.2	$509.1	$305.1
Other	25.3	22.7	2.6	24.4	21.3	3.1
	859.6	565.2	294.4	838.6	530.4	308.2
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights(c)	98.7	—	98.7	125.9	—	125.9
	150.7	—	150.7	177.9	—	177.9
Total intangible assets	$1,010.3	$565.2	$445.1	$1,016.5	$530.4	$486.1
(a)
Balances were net of accumulated impairment loss of $807.4 and $749.3 as of June 30, 2025 and December 31, 2024, respectively.
(b)
Balances were net of accumulated impairment loss of $139.5 as of both June 30, 2025 and December 31, 2024.
(c)
Balances were net of accumulated impairment loss of $30.6 and none as of June 30, 2025 and December 31, 2024, respectively.

Total consolidated amortization expense related to intangible assets for the remainder of 2025 is expected to be $15.0 and in each of the next five years as follows: 2026 - $27.7, 2027 - $27.1, 2028 - $27.2, 2029 - $26.8 and 2030 - $26.3.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate(c)	Total
Balance, December 31, 2024	$1,048.2	$145.3	$181.4	$63.0	$125.5	$1,563.4
Acquisitions	—	—	—	0.9	—	0.9
Dispositions	—	—	(0.7)	—	—	(0.7)
Impairment charges	—	(24.7)	(33.4)	—	—	(58.1)
Currency impact	2.4	19.1	19.2	2.8	—	43.5
Balance, June 30, 2025	$1,050.6	$139.7	$166.5	$66.7	$125.5	$1,549.0
(a)
Balances related to the United States were $1,007.2 as of both December 31, 2024 and June 30, 2025.
(b)
Balances related to France were $70.9 and $80.8 as of December 31, 2024 and June 30, 2025, respectively. Balances related to Italy were $3.5 and $4.0 as of December 31, 2024 and June 30, 2025, respectively.
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

PART 1

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our retirement plans were as follows:

	Defined Benefit Pension Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Service cost	$3.8	$4.0	$7.4	$8.1
Interest cost	5.0	4.8	9.7	9.6
Expected return on assets	(5.2)	(4.6)	(10.0)	(9.3)
Net loss (gain)	0.1	(0.4)	0.2	(0.8)
Prior service cost	0.2	0.1	0.3	0.3
Curtailments	—	(1.3)	—	(1.3)
Total benefit cost	$3.9	$2.6	$7.6	$6.6

	Retiree Health Care Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest cost	$0.1	$0.1	$0.2	$0.2
Prior service credit	(0.2)	(0.2)	(0.4)	(0.4)
Total benefit credit	$(0.1)	$(0.1)	$(0.2)	$(0.2)

During the three and six months ended June 30, 2025, contributions made to our pension plans were $6.0 and $11.5, respectively, and contributions made to our retiree health care plan were $0.2 and $0.5, respectively. During 2025, we expect to make total contributions of approximately $23.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	June 30,	December 31,
	2025	2024
Foreign currency translation	$(196.4)	$(342.2)
Translation loss on long-term intercompany loans, net of income taxes of $19.2 and $19.1, respectively	(133.9)	(133.2)
(Loss) gain on derivative instruments, net of income tax benefit of $(44.9) and $(0.7), respectively	(113.5)	39.0
Gain on interest rate swap, net of income taxes of $0.2 on both dates	0.6	0.8
Defined benefit pension plans, net of income tax benefit of $(20.6) on both dates	(8.9)	(8.9)
Retiree health care plan, net of income taxes of $2.0 and $2.1, respectively	1.2	1.5
Accumulated other comprehensive loss	$(450.9)	$(443.0)

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. We recorded income of $0.4 and $0.1 during the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, we recorded income of $0.1 and $0.0, respectively.

The Board of Directors declared a semi-annual dividend of $0.72 and $1.54 per share on May 2, 2025 and May 3, 2024, respectively. The 2025 dividends were paid on June 16, 2025 to shareholders of record as of June 2, 2025. The 2024 dividends were paid on June 14, 2024 to shareholders of record as of June 3, 2024.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the six months ended June 30, 2025, we repurchased 0.7 million shares under the 2023 authorization at a cost of $37.0. During the six months ended June 30, 2024, we repurchased 1.0 million shares under the 2023 authorization at a cost of $77.0. As of June 30, 2025, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

PART 1

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest expense	$26.0	$22.0	$48.5	$42.4
Interest income	(8.2)	(8.6)	(15.1)	(16.7)
Foreign exchange loss	1.3	1.8	2.2	4.2
Miscellaneous income, net	(2.6)	(6.5)	(7.6)	(12.8)
Interest and other expenses, net	$16.5	$8.7	$28.0	$17.1

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

The €400.0 ($469.5) notes due June 2027 and the €500.0 ($588.6) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of June 30, 2025.

In September 2022, we entered into a cross currency swap agreement where we pay fixed-rate Swiss franc (“CHF”) payments and receive fixed-rate United States dollar payments. This swap was designated as a net investment hedge of our foreign subsidiary with CHF functional currency.

The effect of our net investment hedges on AOCL for the three and six months ended June 30, 2025 and 2024 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	2025	2024	2025	2024
Euro Notes	$(87.3)	$7.2	$(129.0)	$29.0
Cross-currency swaps	(56.9)	(2.6)	(67.4)	28.7

PART 1

Cash Flow Hedges

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCL and earnings for the three and six months ended June 30, 2025 and 2024:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified	Three Months Ended June 30,
Instrument	2025	2024	from AOCI into Income	2025	2024
Forward starting interest swap	$—	$—	Interest and other expenses, net	$0.1	$0.1

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,		Location of Gain (Loss) Reclassified	Six Months Ended June 30,
Instrument	2025	2024	from AOCI into Income	2025	2024
Forward starting interest swap	$—	$—	Interest and other expenses, net	$0.2	$0.2

We expect the net amount of pre-tax derivative gains and losses included in AOCL at June 30, 2025 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

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

PART 1

The following tables present the impact that the fair value hedges had on our Consolidated Statement of Operations for the three and six months ended June 30, 2025 and 2024:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Location of Gain (Loss)	Three Months Ended June 30,
Instrument	2025	2024	Recognized in Income	2025	2024
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(7.8)	$(3.5)
Cross-currency swaps	0.6	1.4	Interest and other expenses, net	7.8	3.5

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Six Months Ended June 30,		Location of Gain (Loss)	Six Months Ended June 30,
Instrument	2025	2024	Recognized in Income	2025	2024
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(2.0)	$11.9
Cross-currency swaps	(0.2)	0.5	Interest and other expenses, net	2.0	(11.9)

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

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 was as follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Recognized in Income	2025	2024	2025	2024
Foreign currency forward contracts	Interest and other expenses, net	$1.2	$(2.5)	$2.4	$(9.8)

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

	Assets
		June 30,	December 31,
	Balance Sheet Location	2025	2024

Instruments designated as fair value hedges:
Cross-currency swaps	Accounts Receivable, net	$13.2	$10.3
Instruments designated as net investment hedges:
Cross-currency swaps	Accounts Receivable, net	—	7.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts Receivable, net	1.5	—
Total instruments		$14.7	$18.1

PART 1

	Liabilities
		June 30,	December 31,
	Balance Sheet Location	2025	2024

Instruments designated as net investment hedges:
Euro Notes due in 2026	Short-term borrowings and current maturities of long-term debt	$588.6	$—
Euro Notes due in 2026	Long-term debt	—	516.6
Euro Notes due in 2027	Long-term debt	469.5	411.8
Cross-currency swaps	Accrued liabilities	104.0	44.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	0.1	0.7
Total instruments		$1,162.2	$973.9

Fair Value Measurements on a Recurring Basis

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,065.9 and $928.5 as of June 30, 2025 and December 31, 2024, respectively, compared to a carrying value of $1,058.1 and $928.4, respectively.

Our deferred compensation plan assets, included in other assets on the Consolidated Balance Sheets, were $178.3 and $165.4 as of June 30, 2025 and December 31, 2024, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

Fair Value Measurements on a Nonrecurring Basis

During the second quarter of 2025, we recognized non-cash impairment charges related to goodwill and an indefinite-lived intangible asset.

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. For indefinite-lived intangible assets, we use either an income approach or a relief-from-royalty method in estimating the fair value, depending on the nature of the asset

The fair values of the United Kingdom and Switzerland reporting units as of the interim impairment testing date were $214.8 and $188.1, respectively. The reacquired franchise right associated with our Switzerland business was fully impaired, with a fair value of zero, determined using an income approach.

These measurements are classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. See Note 1 to the Consolidated Financial Statements for further information.

PART 1

(14) Leases

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$35.0	$32.2	$65.8	$65.3
Short-term lease expense	4.7	2.1	8.8	2.5
Other lease expense(a)	2.6	1.2	3.3	3.3
Total lease expense	$42.3	$35.5	$77.9	$71.1
(a)
Other lease expense includes variable lease expense and sublease income.

Other information related to our operating leases is as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of liabilities	$65.2	$60.1
Right-of-use assets obtained in exchange for new liabilities	64.9	27.8
Weighted-average remaining lease term	5.3 years	5.4 years
Weighted-average discount rate	4.0%	3.9%

Maturities of operating lease liabilities as of June 30, 2025 were as follows:

Period Ending June 30, 2025	Operating Leases
2025	$64.5
2026	113.7
2027	89.5
2028	68.9
2029	50.3
2030	38.4
Thereafter	63.2
Total future undiscounted lease payments	488.5
Less imputed interest	(51.6)
Total operating lease liabilities	$436.9

PART 1

(15) Segment Data

Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

Our chief operating decision maker ("CODM") is our Chief Executive Officer, who evaluates the performance of our operating segments using OUP. OUP serves as the measure of profitability for monitoring actual results against budgeted expectations as well as investment and resource allocation among our segments. In addition, the CODM utilizes OUP in conducting competitive analysis, benchmarking our performance against that of our competitors and determining compensation.

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

Three Months Ended June 30, 2025	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$674.1	$498.2	$156.2	$19.7
Other Americas	385.9	326.9	42.6	16.4
	1,060.0	825.1	198.8	36.1
Southern Europe:
France	1,149.3	983.0	134.0	32.3
Italy	475.9	400.4	43.7	31.8
Other Southern Europe	524.1	455.6	59.3	9.2
	2,149.3	1,839.0	237.0	73.3
Northern Europe	794.4	663.7	139.7	(9.0)
APME	525.3	435.3	63.6	26.4
Total Segments	4,529.0	3,763.1	639.1	126.8
Intercompany Eliminations	(9.7)	(7.5)	(2.2)	—
	$4,519.3	$3,755.6	$636.9	$126.8
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(55.1)
Impairment charges (b)				(88.7)
Intangible asset amortization expense (c)				(8.3)
Operating loss				(25.3)
Interest and other expenses, net				(16.5)
Loss before income taxes				$(41.8)
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $2.6 for the three months ended June 30, 2025.
(b)
Impairment charges for the three months ended June 30, 2025 consist of a goodwill impairment related to our investments in Switzerland and the United Kingdom and an impairment of an indefinite lived intangible asset in our Switzerland business.
(c)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses and shown separately.

PART 1

Three Months Ended June 30, 2024	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$697.0	$514.3	$155.3	$27.4
Other Americas	367.4	304.7	45.0	17.7
	1,064.4	819.0	200.3	45.1
Southern Europe:(b)
France	1,164.1	996.9	127.4	39.8
Italy	434.9	360.1	40.8	34.0
Other Southern Europe	499.0	433.9	55.7	9.4
	2,098.0	1,790.9	223.9	83.2
Northern Europe	837.3	690.6	149.1	(2.4)
APME	541.4	454.7	61.7	25.0
Total Segments	4,541.1	3,755.2	635.0	150.9
Intercompany Eliminations	(20.4)	(20.4)	—	—
	$4,520.7	$3,734.8	$635.0	$150.9
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(41.7)
Intangible asset amortization expense(c)				(8.1)
Operating profit				101.1
Interest and other expenses, net				(8.7)
Earnings before income taxes				$92.4
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $3.2 for the three months ended June 30, 2024.
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

PART 1

Six Months Ended June 30, 2025	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$1,362.9	$1,015.2	$316.7	$31.0
Other Americas	753.8	640.1	83.1	30.6
	2,116.7	1,655.3	399.8	61.6
Southern Europe:
France	2,115.0	1,807.9	253.8	53.3
Italy	873.7	734.1	83.2	56.4
Other Southern Europe	994.6	862.9	117.9	13.8
	3,983.3	3,404.9	454.9	123.5
Northern Europe	1,525.2	1,268.1	284.4	(27.3)
APME	1,001.7	833.3	122.0	46.4
Total Segments	8,626.9	7,161.6	1,261.1	204.2
Intercompany Eliminations	(17.3)	(14.0)	(3.3)	—
	$8,609.6	$7,147.6	$1,257.8	$204.2
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(96.2)
Impairment charges (b)				(88.7)
Intangible asset amortization expense (c)				(16.4)
Operating profit				2.9
Interest and other expenses, net				(28.0)
Loss before income taxes				$(25.1)
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $4.8 for the six months ended June 30, 2025.
(b)
Impairment charges for the six months ended June 30, 2025 consist of a goodwill impairment related to our investments in Switzerland and the United Kingdom and an impairment of an indefinite lived intangible asset in our Switzerland business.
(c)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses and shown separately.

PART 1

Six Months Ended June 30, 2024	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$1,377.4	$1,015.8	$322.2	$39.4
Other Americas	723.4	601.4	90.2	31.8
	2,100.8	1,617.2	412.4	71.2
Southern Europe:(b)
France	2,263.4	1,935.1	255.8	72.5
Italy	839.2	696.5	81.3	61.4
Other Southern Europe	976.7	846.7	110.8	19.2
	4,079.3	3,478.3	447.9	153.1
Northern Europe	1,707.6	1,410.9	299.1	(2.4)
APME	1,076.5	908.2	123.4	44.9
Total Segments	8,964.2	7,414.6	1,282.8	266.8
Intercompany Eliminations	(40.2)	(40.2)	—	—
	$8,924.0	$7,374.4	$1,282.8	$266.8
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(83.4)
Intangible asset amortization expense(c)				(16.4)
Operating profit				167.0
Interest and other expenses, net				(17.1)
Earnings before income taxes				$149.9
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $5.6 for the six months ended June 30, 2024.
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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. Forward-looking statements are based on management’s current assumptions and expectations and are subject to risks and uncertainties that are beyond our control and may cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and other similar expressions. Important factors that could cause our actual results to differ materially from those contained in the forward-looking statements include, among others, the risk factors discussed in Item 1A – Risk Factors in our annual report on Form 10-K for the year-ended December 31, 2024, which information is incorporated herein by reference. Such risks and uncertainties include, but are not limited to, volatile, negative or uncertain economic conditions, particularly in Europe and the United States, including inflation, global trade policies, and geopolitical risk and uncertainty; changes in labor and tax legislation in places we do business; failure to implement strategic transformation initiatives and technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Business Overview

Our business is cyclical in nature and is sensitive to macroeconomic conditions generally. Client demand for workforce solutions and services is dependent on the overall strength of the labor market and secular trends toward greater workforce flexibility within each of the segments where we operate. Improving economic growth typically results in increasing demand for labor, resulting in greater demand for our staffing services while demand for our outplacement services typically declines. During periods of decreased demand, as we continued to experience in the second quarter of 2025, our operating profit is generally impacted unfavorably as we experience a deleveraging of selling and administrative expenses, which may not decline at the same pace as revenues. By contrast, during periods of increased demand, we are generally able to improve our profitability and operating leverage as our cost base can support some increase in business without a similar increase in selling and administrative expenses.

In the second quarter of 2025, we observed continued stabilization in several of our key markets. Latin America and Asia Pacific continued to experience good demand while demand in parts of Europe and North America saw stabilizing trends in many markets during the quarter. Employers are proving resilient but remain cautious in their workforce strategies with many maintaining current staffing levels and taking a measured approach to new hiring, reflecting ongoing macroeconomic and geopolitical uncertainties, including the impact of recent policy shifts and global trade dynamics. In Europe, particularly Northern Europe, employers continue to be more cautious, reflecting their greater exposure to economic and geopolitical headwinds. Although we are encouraged by early signs of stabilization in some regions, we believe many employers are still awaiting greater clarity in the economic outlook before committing to increased workforce investments. As such, we expect the business environment to remain mixed, with potential headwinds continuing to impact our operations in the near term.

During the second quarter of 2025, the United States dollar weakened, on average, relative to the currencies in most of our markets, and overall had a favorable impact on our reported results. The changes in the foreign currency exchange rates had a 3.5% favorable impact on revenues from services and an approximately $0.04 per share favorable impact on net earnings per share – diluted in the quarter. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same local currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

PART 1

During the second quarter of 2025 compared to the second quarter of 2024, we experienced a -0.4% revenue decrease in the Americas, primarily driven by a decrease in demand for our Experis interim services and the unfavorable impact of currency exchange rates, partially offset by the increase in demand for our Manpower staffing services and an increase in demand for Right Management outplacement services. During the second quarter of 2025 compared to the second quarter of 2024, we experienced a 2.4% revenue increase in Southern Europe, primarily due to the favorable impact of currency exchange rates and increased demand for Manpower consulting services, partially offset by the decrease in demand for our Manpower staffing services, a decrease in demand for Experis interim services, and a decrease in demand for Talent Based Outsourcing (TBO). During the second quarter of 2025 compared to the second quarter of 2024, we experienced a -5.1% revenue decrease in Northern Europe, primarily due to a decrease in demand for our Manpower staffing services, a decrease in demand for our Experis interim services, a decrease in demand for our Experis solutions services, and a decrease in demand for our permanent recruitment services, partially offset by the favorable impact of currency exchange rates. We experienced a -3.0% revenue decrease in APME in the second quarter of 2025 compared to the second quarter of 2024 primarily due to the disposition of our Korea business in 2024 which contributed to the decrease in revenue for our Manpower staffing and TBO services, partially offset by the favorable impact of currency exchange rates.

From a brand perspective, we experienced revenue increases in Manpower and Talent Solutions while Experis experienced a revenue decrease in the second quarter of 2025 compared to the second quarter of 2024. In our Manpower brand, the revenue increase was primarily due to increased demand for staffing services, partially offset by decreased demand for TBO. The revenue increase in our Talent Solutions brand, which includes RPO, MSP and our Right Management offerings, was primarily due to an increase in demand for our MSP services offset by lower demand for our Right Management outplacement services. The revenue decrease in our Experis brand was primarily due to decreased demand for interim services and timing of healthcare technology projects compared to the prior year.

In the second quarter of 2025, our gross profit margin decreased 50 basis points compared to the second quarter of 2024, primarily due to a decrease in staffing and interim margins due to business mix changes, slight decreases in permanent recruitment, and a decrease in MSP.

Our operating profit decreased -125% in the second quarter of 2025 and our operating profit margin decreased 280 basis points compared to the second quarter of 2024. Operating profit margin decreased primarily due to goodwill and indefinite lived intangible asset impairments, a decrease in gross profit margin, dispositions, and an increase in restructuring expense taken in the second quarter of 2025.

Operating Results - Three Months Ended June 30, 2025 and 2024

The following table presents selected consolidated financial data for the three months ended June 30, 2025 as compared to 2024.

(in millions, except per share data)	2025	2024	Variance	Constant Currency Variance
Revenues from services	$4,519.3	$4,520.7	0.0%	(3.5)%
Cost of services	3,755.6	3,734.8	0.6%	(3.0)%
Gross profit	763.7	785.9	(2.8)%	(5.8)%
Gross profit margin	16.9%	17.4%
Selling and administrative expenses	789.0	684.8	15.2%	12.2%
Operating (loss) profit	(25.3)	101.1	(125.0)%	(127.9)%
Operating profit margin	(0.6)%	2.2%
Interest and other expenses, net	16.5	8.7	89.1%
(Loss) earnings before income taxes	(41.8)	92.4	(145.3)%	(144.0)%
Provision for income taxes	25.3	32.3	(21.9)%
Effective income tax rate	(60.2)%	35.0%
Net (loss) earnings	$(67.1)	$60.1	(211.6)%	(208.2)%
Net (loss) earnings per share – diluted	$(1.44)	$1.24	(216.3)%	(212.8)%
Weighted average shares – diluted	46.5	48.4	(4.0)%

PART 1

The year-over-year decrease in revenues from services was flat year over year (-3.5% in constant currency and -1.4% in organic constant currency) was attributed to:

•
a revenue decrease in the Americas of -0.4% (2.0% increase in constant currency) primarily driven by a $56.6 decrease in demand for our Experis interim services and a $25.2 unfavorable impact of currency exchange rates, partially offset by a $68.7 increase in demand for our Manpower staffing services. The United States, our largest market in the Americas, experienced a revenue decrease of -3.3% primarily driven by a $49.8 decrease in demand for our Experis interim services, partially offset by a $19.9 increase in demand for our Manpower Staffing service, and a $3.0 increase in demand for our Right Management outplacement services. The revenue decrease in the United States was offset by our Other America countries, which experienced a revenue increase of $18.6.
•
a revenue increase in Southern Europe of 2.4% (-2.8% in constant currency and -2.2% in organic constant currency) primarily driven by a $110.8 favorable impact of currency exchange rates and a $4.4 increase in demand for our Manpower consulting services, partially offset by a $48.2 decrease in demand for our Manpower staffing services, and a $9.5 decrease in demand for TBO. France, the largest market in Southern Europe, experienced a revenue decrease of -1.3% (-6.3% in constant currency) primarily driven by a $67.8 decrease in demand for our Manpower staffing services, partially offset by a $58.5 favorable impact of currency exchange rates. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 9.4% (increase of 3.9% in constant currency) primarily driven by the $24.3 favorable impact of currency exchange rates, a $17.4 increase in demand for our Manpower staffing services and a $2.9 increase in demand for our Manpower and Experis consulting services;
•
a revenue decrease in Northern Europe of -5.1% (-10.4% in constant currency and -10.3% in organic constant currency) primarily driven by a $38.0 decrease in demand for our Manpower staffing services, a $26.9 decrease in demand for our Experis interim services, and a $6.9 decrease in demand for our Experis Solutions services, partially offset by the $44.1 favorable impact of currency exchange rates. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $26.1, the Nordics of $9.0, Germany of $21.5, the Netherlands of $0.4, and an increase in Belgium of $4.4, which represented revenue decreases of -9.0%, -5.4%, -18.5%, -0.4%, and an increase of 5.7% respectively (-14.0%, -11.4%, -22.7%, -5.5%, and an increase of 0.3% respectively, in constant currency); and
•
a revenue decrease in APME of -3.0% (-8.0% in constant currency and an increase of 7.8% in organic constant currency) primarily driven by the disposition and franchising of our Korea business in 2024. Offsetting the disposition are revenue increases in Japan of $20.1 and India of $7.7 and the $27.0 favorable impact of currency exchange rates. Japan's increase is primarily due to a $14.6 increase in demand for our Manpower staffing services and $2.6 increase in demand for our Experis interim services. India's revenue increase is primarily due to a $6.7 increase in demand for our Manpower staffing services.

The year-over-year 50 basis point decrease in gross profit margin was primarily attributed to:

•
a 30 basis point unfavorable impact from the decrease in staffing and interim margins from mix shifts;
•
a 10 basis point unfavorable impact from decreases in permanent recruitment margins which was relatively stable, but at lower levels; and
•
a 10 basis point unfavorable impact from other items.

The 15.2% increase in selling and administrative expenses in the second quarter of 2025 (12.2% in constant currency and 13.5% in organic constant currency) was primarily attributed to:

•
goodwill and indefinite lived intangible asset impairment charges of $88.7 which were related to our Switzerland and United Kingdom reporting units;
•
$14.4 of restructuring costs, incurred in the second quarter of 2025 compared to no restructuring in the second quarter of 2024; and
•
a $13.3, or 2.1% increase due to the impact of changes in currency exchange rates; partially offset by
•
a $17.6, or -1.1% decrease (-3.9% in constant currency and -2.9% in organic constant currency) in personnel costs primarily due to a $16.9 decrease in salaries and other personnel costs as we saw the effects of restructuring actions taken in 2024 and 2023; and
•
a $5.2, or -2.8% decrease (-2.6% in constant currency and -1.2% in organic constant currency) in non-personnel costs primarily due to a $2.1 reduction in other office related costs as well as broader cost-cutting measures implemented during the quarter which impacted multiple expense streams;

PART 1

Selling and administrative expenses as a percent of revenues increased 240 basis points in the second quarter of 2025 compared to the second quarter of 2024 due primarily to:

•
a 200 basis point increase attributable to our goodwill and indefinite lived intangible asset impairment charges which were related to our Switzerland and United Kingdom reporting units; and
•
a 30 basis point unfavorable impact as a result of the increase in restructuring costs incurred in the second quarter of 2025 compared to the second quarter of 2024; partially offset by
•
a 20 basis point favorable impact as salaries and office lease and occupancy costs decreased as a percent of revenues.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $17.8 in the second quarter of 2025 compared to $13.4 in the second quarter of 2024 primarily due to increased revolver borrowings and lower interest income during the period. Foreign exchange loss, net was $1.3 in the second quarter of 2025 compared to $1.8 in the second quarter of 2024 primarily due to a reduction in foreign currency exchange losses year over year. Miscellaneous income, net was $2.6 in the second quarter of 2025 compared to $6.5 in the second quarter of 2024.

We recorded income tax expense on a pre-tax loss resulting in a negative effective rate of -60.2% for the three months ended June 30, 2025, as compared to income tax expense on pre-tax earnings resulting in an effective rate of 34.9% for the three months ended June 30, 2024. The 2025 rate was negative due to a pre-tax loss that primarily resulted from the goodwill and indefinite lived intangible asset impairment charges recorded in Switzerland and the United Kingdom and losses on the disposals of South Africa and New Caledonia, all of which are non-deductible. The 2025 rate was also unfavorably impacted by the lower level and overall mix of earnings due in part to the restructuring costs recorded in the quarter and the 2025 enacted one-time French exceptional corporate income tax surcharge. The negative effective tax rate of 60.2% for the three months ended June 30, 2025 was significantly different than the United States Federal statutory rate of 21% primarily due to the factors noted above as well as tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances and the French business tax.

Net loss per share - diluted was $1.44 in the second quarter of 2025 compared to net earnings per share of $1.24 in the second quarter of 2024. Goodwill and intangible asset impairment charges recorded in the second quarter of 2025 negatively impacted net loss per share - diluted by $1.79. Restructuring costs and other items unfavorably impacted net earnings per share - diluted by approximately $0.30, net of tax, in the second quarter of 2025. The loss from the disposition of subsidiaries recorded in 2025 negatively impacted net earnings per share - diluted by approximately $0.13, net of tax.

Weighted average shares - diluted decreased to 46.5 million in the second quarter of 2025 from 48.4 million in the second quarter of 2024. This decrease was due to the impact of share repurchases completed since the second quarter of 2024, partially offset by grants of share-based awards.

PART 1

Operating Results - Six Months Ended June 30, 2025 and 2024

The following table presents selected consolidated financial data for the six months ended June 30, 2025 as compared to 2024.

(in millions, except per share data)	2025	2024	Variance	Constant Currency Variance
Revenues from services	$8,609.6	$8,924.0	(3.5)%	(4.0)%
Cost of services	7,147.6	7,374.4	(3.1)%	(3.6)%
Gross profit	1,462.0	1,549.6	(5.7)%	(6.0)%
Gross profit margin	17.0%	17.4%
Selling and administrative expenses	1,459.1	1,382.6	5.5%	5.1%
Operating profit	2.9	167.0	(98.3)%	(98.2)%
Operating profit margin	0.0%	1.9%
Interest and other expenses, net	28.0	17.1	63.7%
(Loss) earnings before income taxes	(25.1)	149.9	(116.8)%	(114.8)%
Provision for income taxes	36.4	50.1	(27.3)%
Effective income tax rate	(145.0)%	33.4%
Net (loss) earnings	$(61.5)	$99.8	(161.6)%	(159.0)%
Net (loss) earnings per share – diluted	$(1.32)	$2.05	(164.3)%	(161.5)%
Weighted average shares – diluted	46.7	48.7	(4.1)%

The year-over-year decrease in revenues from services of -3.5% -4.0% in constant currency and -1.9% in organic constant currency) was attributed to:

•
a revenue increase in the Americas of 0.8% (3.6% in constant currency) primarily driven by a $139.2 increase in demand for our Manpower staffing services and a $9.3 increase in demand for TBO, partially offset by a decrease in demand for Experis interim services of $71.9, and a $59.7 unfavorable impact of currency exchange rates. The United States, our largest market in the Americas, experienced a revenue decrease of -1.1% primarily driven by a $57.6 decrease in demand for our Experis interim services, partially offset by a $35.9 increase in demand for our Manpower staffing services and a $3.6 increase in demand for our MSP services. The revenue decrease in the United States was offset by our Other America countries, which experienced a revenue increase of $30.5.
•
a revenue decrease in Southern Europe of -2.4% (-3.8% in constant currency and -3.1% in organic constant currency) primarily driven by a $136.8 decrease in demand for our Manpower staffing services, a $10.5 decrease in demand for our Outcome Based Solutions, an $8.5 decrease in demand for our Experis interim services, and a $7.0 decrease in demand for our permanent recruitment services, partially offset by the $58.7 favorable impact of currency exchange rates and $5.2 increase in Manpower Consulting. France, the largest market in Southern Europe, experienced a revenue decrease of -6.6% (-7.8% in constant currency) primarily driven by a $167.8 decrease in demand for our Manpower staffing services and a $5.9 decrease in demand for our permanent recruitment services, partially offset by the $29.0 favorable impact of currency exchange rates. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 4.1% (2.7% in constant currency) primarily driven by a $24.4 increase in demand for our Manpower staffing services, the $12.2 favorable impact of currency exchange rates, and a $6.3 increase in demand for our Manpower and Experis consulting services, partially offset by $2.4 decrease in demand for our Experis interim services;
•
a revenue decrease in Northern Europe of -10.7% (-12.4% in constant currency and -12.3% in organic constant currency) primarily driven by a $113.5 decrease in demand for our Manpower staffing services, a $55.5 decrease in demand for our Experis interim services, a $16.4 decrease in demand for our Experis Solutions services, and a $12.8 decrease in demand for our permanent recruitment services, partially offset by the $29.0 favorable impact of currency exchange rates. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $76.0, the Nordics of $37.8, Germany of $61.7, the Netherlands of $10.6 and Belgium of $1.5, which represented revenue decreases of -12.8%, -11.3%, -24.8%, -5.6% and -1.0%, respectively (-15.0%, -12.7%, -25.6%, -6.7% and -2.4%, respectively, in constant currency); and
•
a revenue decrease in APME of -7.0% (-8.6% in constant currency and an increase of 7.5% in organic constant currency) primarily driven by the disposition and franchising of our Korea business in 2024. The decrease from the disposition was partially offset by revenue increases in Japan of $38.9 and India of $15.9, and the $17.6 favorable impact of currency exchange rates. Japan's revenue increase is primarily due to a $27.3 increase in demand for our Manpower staffing services and $5.9 increase in demand for our Experis interim service. India's increase is primarily due to a $12.6 increase in demand for our Manpower staffing service.

PART 1

The year-over-year 40 basis point decrease in gross profit margin was primarily attributed to:

•
a 20 basis point unfavorable impact from the decrease in staffing and interim margins from mix shifts;
•
a 10 basis point unfavorable impact from decreases in permanent recruitment, and
•
a 10 basis point unfavorable impact from decreased demand for our Right Management outplacement services;

The 5.5% increase in selling and administrative expenses in the first half of 2025 (5.1% in constant currency and 6.4% in organic constant currency) was primarily attributed to:

•
goodwill and indefinite lived intangible asset impairment charges of $88.7 which were related to our Switzerland and United Kingdom reporting units; and
•
$30.2 in restructuring costs, incurred in the first half of 2025 compared to no restructuring costs in the first half of 2024; partially offset by
•
a $34.6, or -3.8% decrease (-4.1% in constant currency and -3.0% in organic constant currency) in personnel costs primarily due to a $16.3 decrease in salaries as we saw the effects of restructuring actions taken in 2024 and 2023 and an $8.6 decrease in bonuses and sales commission costs; and
•
a $14.9, or -4.0% decrease (-2.7% in constant currency and -1.1% in organic constant currency) in non-personnel costs primarily due to a $4.0 decrease in other office costs and a $2.9 decrease in communication costs as a result of restructuring actions taken in 2024 and 2023;

Selling and administrative expenses as a percent of revenues increased 140 basis points in the first half of 2025 compared to the first half of 2024 due primarily to:

•
a 100 basis point increase attributable to our goodwill and indefinite lived intangible asset impairment charges which were related to our Switzerland and United Kingdom reporting units;
•
a 30 basis point unfavorable impact as a result of the increase in restructuring costs incurred in the first half of 2025 compared to the first half of 2024; and
•
a 10 basis point unfavorable impact from changes in currency exchange rates; partially offset by
•
a 10 basis point favorable impact as personnel costs decreased as a percent of revenues primarily due to decreased bonuses and sales commissions.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $33.4 in the first half of 2025 compared to $25.7 in the first half of 2024 primarily due to increased revolver and other short-term borrowings during the period. Foreign exchange loss, net was $2.2 in the first half of 2025 compared to $4.2 in the first half of 2024 primarily due to a reduction in foreign currency exchange losses year over year. Miscellaneous income, net was ($7.6) in the first half of 2025 compared to ($12.8) in the first half of 2024.

We recorded income tax expense on a pre-tax loss resulting in a negative effective rate of 144.8% for the six months ended June 30, 2025, as compared to income tax expense on pre-tax earnings resulting in an effective rate of 33.4% for the six months ended June 30, 2024. The 2025 rate was negative due to a pre-tax loss that primarily resulted from the goodwill and indefinite lived intangible asset impairment charges recorded in Switzerland and the United Kingdom and losses on the disposals of South Africa and New Caledonia, all of which are non-deductible. The 2025 rate was also unfavorably impacted by the lower level and overall mix of earnings due in part to the restructuring costs recorded in the quarter, and the 2025 enacted one-time French exceptional corporate income tax surcharge. The negative effective tax rate of 144.8% for the first half of 2025 was significantly different than the United States Federal statutory rate of 21% primarily due to the factors noted above as well as tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances and the French business tax.

Net loss per share - diluted was $1.32 in the first half of 2025 compared to net earnings per share of $2.05 in the first half of 2024. Goodwill and intangible asset impairment charges recorded in the first half of 2025 unfavorably impacted net loss per share - diluted by $1.79. Restructuring costs and other items unfavorably impacted net earnings per share - diluted by approximately $0.56, net of tax, in the first half of 2025. The loss from the disposition of subsidiaries recorded in the first half of 2025 unfavorably impacted net earnings per share - diluted by approximately $0.13, net of tax.

Weighted average shares - diluted decreased to 46.7 in the first half of 2025 from 48.7 in the first half of 2024. This decrease was due to the impact of share repurchases completed since the first half of 2024, partially offset by grants of share-based awards.

PART 1

Segment Operating Results

Americas

In the Americas, revenues from services decreased -0.4% (2.0% increase in constant currency) in the second quarter of 2025 compared to the second quarter of 2024. In the United States (which represented 64% of the Americas' revenues), revenues from services decreased -3.3% in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by a $49.8 decrease in demand for our Experis interim services, partially offset by a $19.9 increase in demand for our Manpower staffing services, and a $3.0 increase in demand for our Right Management outplacement services. In Other Americas, revenues from services increased 5.1% (11.9% in constant currency) in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by a $48.8 increase in demand for our Manpower staffing services and a $4.9 increase in demand for TBO, partially offset by the $25.2 unfavorable impact of foreign currency exchange rates. The constant currency increase in Other Americas was primarily due to inflation in Argentina. Within our Other Americas segment, we experienced an increase in Chile and Argentina of $11.8, or 36.9%, and $6.6, or 21.6% respectively (38.8% and 57.8%, respectively, in constant currency), partially offset by decreases in Canada and Mexico of $7.0, or -8.8%, and $5.4, or -8.3%, respectively (-7.8% and an increase of 3.3%, respectively, in constant currency).

In the Americas, revenues from services increased 0.8% (3.6% increase in constant currency) in the first half of 2025 compared to the first half of 2024. In the United States, revenues from services decreased -1.1% in the first half of 2025 compared to the first half of 2024, primarily driven by a $57.6 decrease in demand for our Experis interim services, partially offset by a $35.9 increase in demand for our Manpower staffing services. In Other Americas, revenues from services increased 4.2% (12.5% in constant currency) in the first half of 2025 compared to the first half of 2024, primarily driven by a $103.3 increase in demand for our Manpower staffing services and a $9.3 increase in demand for TBO, partially offset by the $59.7 unfavorable impact of foreign currency exchange rates and a $14.3 decrease in demand for our Experis interim services. The constant currency increase in Other Americas was primarily due to inflation in Argentina. Within our Other Americas segment, we experienced an increase in Chile of $25.0, Argentina of $15.9, Peru of $14.8, and Colombia of $13.3, which represented increases of 41.7%, 27.4%, 25.4%, and 17.7%, respectively (43.8%, 63.4%, 22.8%, and 25.7%, respectively, in constant currency), partially offset by decreases in Canada and Mexico of $18.3, or -11.6%, and $17.0, or -13.0%, respectively (-8.5% and an increase of 1.1%, respectively, in constant currency).

Gross profit margin decreased 90 basis points in the second quarter of 2025 compared to the second quarter of 2024. This decrease was primarily due to decreased activity in our Experis interim services, which contributed 130 basis points to the decrease, partially offset by increased margins in our Manpower staffing services, which offset the decrease by 30 basis points, and our Manpower and Experis permanent recruitment services which offset the decrease by 10 basis points.

Gross profit margin decreased 120 basis points in the first half of 2025 compared to the first half of 2024. This decrease was primarily due to decreased activity in our Experis interim services and permanent recruitment services, which contributed 120 basis points and 20 bases points, respectively, to the decrease, partially offset by increased margins in our Manpower staffing services, which offset the decrease by 40 basis points.

Selling and administrative expenses decreased -0.8% (1.0% increase in constant currency) in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by a $3.6 decrease in non-personnel costs, the $3.5 favorable impact of currency exchange rates and a $3.6 decrease in bonuses and sales commissions, partially offset by a $4.0 increase in personnel costs.

Selling and administrative expenses decreased -3.1% (-1.0% in constant currency) in the first half of 2025 compared to the first half of 2024, primarily driven by the $8.4 favorable impact of currency exchange rates and an $8.1 decrease in non-personnel costs.

OUP decreased -19.9% (-18.0% in constant currency) in the second quarter of 2025, which represented a 3.4% OUP margin, a decrease from 4.2% in the second quarter of 2024. This OUP decrease was primarily due to decreased profitability in our United States business of $7.8, which experienced decreased demand in our higher-margin Experis interim services. In the United States, OUP margin decreased to 2.9% in the second quarter of 2025 from 3.9% in the second quarter of 2024 primarily due to decreased margins in our Experis interim business. Other Americas OUP margin decreased to 4.3% in the second quarter of 2025 from 4.8% in the second quarter of 2024 primarily due to a decrease in our gross profit margin.

PART 1

OUP decreased -13.5% (-10.7% in constant currency) in the first half of 2025, which represented a 2.9% OUP margin, a decrease from 3.4% in the first half of 2024. This OUP decrease was primarily due to decreased profitability in our United States business of $8.4, which experienced decreased demand in our higher-margin Experis interim services. In the United States, OUP margin decreased to 2.3% in the first half of 2025 from 2.9% in the first half of 2024 primarily due to business mix, partially offset by a decrease in our selling and administrative expenses as a percent of revenue. Other Americas OUP margin decreased to 4.1% in the first half of 2025 from 4.4% in the first half of 2024 primarily due to a decrease in our gross profit margin.

Southern Europe

In Southern Europe, revenues from services increased 2.4% (decreased -2.8% in constant currency and -2.2% in organic constant currency) in the second quarter of 2025 compared to the second quarter of 2024 primarily due to a $110.8 favorable impact of currency exchange rates, partially offset by a $48.2 decrease in demand for Manpower staffing services. In France (which represented 53% of Southern Europe’s revenues), revenues from services decreased -1.3% (-6.3% in constant currency) in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by a $67.8 decrease in demand for our Manpower staffing services, partially offset by the $58.5 favorable impact of currency exchange rates. In Italy (which represented 22% of Southern Europe’s revenues), revenues from services increased 9.4% (3.9% in constant currency) in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by the $24.3 favorable impact of currency exchange rates, a $17.4 increase in demand for our Manpower staffing services, and a $2.9 increase in demand for our Manpower and Experis consulting services. In Other Southern Europe, revenues from services increased 5.0% (decrease of -0.6% in constant currency and increase of 2.4% in organic constant currency) in the second quarter of 2025 compared to the second quarter of 2024, primarily due to the $28.0 favorable impact of currency exchange rates, partially offset by a $3.6 decrease in demand for our Experis interim services. Within our Other Southern Europe segment, we experienced a revenue increase in Spain of $21.7, or 17.6% (11.5% in constant currency), partially offset by a revenue decrease in Switzerland of $6.0, or -5.5% (-13.7% in constant currency).

In Southern Europe, revenues from services decreased -2.4% (-3.8% in constant currency and -3.1% in organic constant currency) in the first half of 2025 compared to the first half of 2024 primarily due to a $136.8 decrease in demand for our Manpower staffing services and an $8.5 decrease in demand for our Experis interim services, partially offset by the $58.7 favorable impact of currency exchange rates. In France, revenues from services decreased -6.6% (-7.8% in constant currency) in the first half of 2025 compared to the first half of 2024, primarily driven by a $167.8 decrease in demand for our Manpower staffing services and a $5.9 decrease in demand for our permanent recruitment services, partially offset by the $29.0 favorable impact of currency exchange rates. In Italy, revenues from services increased 4.1% (increase of 2.7% in constant currency) in the first half of 2025 compared to the first half of 2024, primarily driven by a $24.4 increase in demand for our Manpower staffing services, the $12.2 favorable impact of currency exchange rates, and a $6.3 increase in demand for our Manpower and Experis consulting services. In Other Southern Europe, revenues from services increased 1.8% (flat in constant currency and increase of 3.3% in organic constant currency) in the first half of 2025 compared to the first half of 2024, primarily due to the $17.5 favorable impact of currency exchange rates, partially offset by a $6.3 decrease in demand for our Outcome Based Solutions. Within our Other Southern Europe segment, we experienced a revenue increase in Spain of $34.5, or 14.8% (13.2% in constant currency), partially offset by a revenue decrease in Switzerland of $26.8, or -12.3% (-15.4% in constant currency).

Gross profit margin decreased 20 basis points in the second quarter of 2025 compared to the second quarter of 2024. This decrease was primarily due to lower activity in our higher margin Experis interim services, which contributed 10 basis points to the decrease, and lower activity in our permanent recruitment services, which contributed 10 basis points to the decrease.

Gross profit margin decreased 20 basis points in the first half of 2025 compared to the first half of 2024. This decrease was primarily due to lower activity in our higher margin Experis interim services, which contributed 10 basis points to the decrease, and lower activity in our permanent recruitment services, which contributed 10 basis points to the decrease.

Selling and administrative expenses, excluding impairment charges, increased 5.8% (0.4% in constant currency and 1.3% in organic constant currency) during the second quarter of 2025 compared to the second quarter of 2024, primarily due to the $12.2 unfavorable impact of currency exchange rates and an increase of $6.0 in non-personnel costs, partially offset by $7.2 decrease in personnel costs in the second quarter of 2025.

Selling and administrative expenses, excluding impairment charges, increased 1.6% (0.2% in constant currency and 1.2% in organic constant currency) during the first half of 2025 compared to the first half of 2024, primarily due to an increase of $9.5 in non-personnel costs and the $6.0 unfavorable impact of currency exchange rates, partially offset by a decrease of $11.6 in personnel costs incurred in the first quarter of 2025.

PART 1

OUP decreased -11.9% (-16.3% in constant currency and -16.8% in organic constant currency), in the second quarter of 2025, which represented a 3.4% OUP margin, a decrease from 4.0% in the second quarter of 2024. This OUP decrease was primarily due to decreased profitability in the France reporting unit of $7.6. In France, the OUP margin decreased to 2.8% for the second quarter of 2025 compared to 3.4% for the second quarter of 2024, primarily driven by increases in selling and administrative expenses as a percent of revenue. In Italy, the OUP margin decreased to 6.7% for the second quarter of 2025 compared to 7.8% for the second quarter of 2024 primarily due to a decrease in gross profit margin as we saw decreased activity in our higher-margin permanent recruitment services. In Other Southern Europe, the OUP margin decreased to 1.7% for the second quarter of 2025 from 1.9% for the second quarter of 2024 primarily due to decreased activity in higher-margin permanent recruitment services, and an increase in our selling and administrative expenses as a percent of revenue.

OUP decreased -19.3% (-20.9% in constant currency and -21.4% in organic constant currency), in the first half of 2025, which represented a 3.1% OUP margin, a decrease from 3.8% in the first half of 2024. This OUP decrease was primarily due to decreased profitability in the France reporting unit of $19.3. In France, the OUP margin decreased to 2.5% for the first half of 2025 compared to 3.2% for the first half of 2024, primarily driven by increases in selling and administrative expenses as a percent of revenue. In Italy, the OUP margin decreased to 6.5% for the first half of 2025 compared to 7.3% for the first half of 2024 primarily due to a decrease in gross profit margin as we saw decreased activity in our higher-margin permanent recruitment services. In Other Southern Europe, the OUP margin decreased to 1.3% for the first half of 2025 from 2.0% for the first half of 2024 primarily due to decreased activity in higher-margin permanent recruitment services, and an increase in our selling and administrative expenses as a percent of revenue.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 33%, 20%, 12%, 12% and 10%, respectively, of Northern Europe’s revenues). In the Northern Europe region, revenues from services decreased -5.1% (-10.4% in constant currency and -10.3% in organic constant currency) in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by a $38.0 decrease in demand for our Manpower staffing services and a $26.9 decrease in demand for our Experis interim services, partially offset by the $44.1 favorable impact of currency exchange rates. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $26.1, Germany of $21.5, the Nordics of $9.0, the Netherlands of $0.4 and an increase in Belgium of $4.4, which represented revenue decreases of -9.0%, -18.5%, -5.4%, -0.4% and an increase of 5.7%, respectively (-14.0%, -22.7%, -11.4%, -5.5% and an increase of 0.3%, respectively, in constant currency).

In the Northern Europe region, revenues from services decreased -10.7% (-12.4% in constant currency and -12.3% in organic constant currency) in the first half of 2025 compared to the first half of 2024, primarily driven by a $113.5 decrease in demand for our Manpower staffing services and a $55.5 decrease in demand for our Experis interim services, partially offset by the $29.0 favorable impact of currency exchange rates. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $76.0, the Germany of $61.7, Nordics of $37.8, the Netherlands of $10.6 and Belgium of $1.5, which represented revenue decreases of -12.8%, -24.8%, -11.3%, -5.6% and -1.0%, respectively (-15.0%, -25.6%, -12.7%, -6.7% and -2.4%, respectively, in constant currency)

Gross profit margin decreased by 100 basis points in the second quarter of 2025 compared to the second quarter of 2024. The decrease was primarily due to a decrease in our Experis interim margins, which had a 60 basis point impact, a decrease in our consulting margin, which had a 20 point impact, and decreased activity in our higher-margin permanent recruitment business, which had a 40 basis point impact. These contributions were partially offset by a shift in business mix towards our higher-margin Right Management outplacement and MSP services, which contributed a 40 basis point increase.

Gross profit margin decreased by 50 basis points in the first half of 2025 compared to the first half of 2024. The decrease was primarily due to a decrease in our Experis interim margins, which had a 40 basis point impact, decreased activity in our higher-margin permanent recruitment business, which had a 30 basis point impact, and decreased activity in our solutions business, which had a 20 basis point impact. These contributions were partially offset by a shift in business mix towards our higher-margin MSP services, which contributed an increase of 50 basis points.

Selling and administrative expenses, excluding impairment charges, decreased -6.3% (-7.2% in constant currency and -7.1% in organic constant currency) in the second quarter of 2025 compared to the second quarter of 2024. The decrease is primarily driven by a $14.3 decrease in personnel costs as we experienced the impacts of significant restructuring actions taken in 2024 and 2023. This decrease was partially offset by $10.8 in restructuring costs incurred in the second quarter of 2025.

PART 1

Selling and administrative expenses, excluding impairment charges, decreased -4.9% (-4.3% in constant currency and -4.3% in organic constant currency) in the first half of 2025 compared to the first half of 2024. The decrease is primarily driven by a $26.4 decrease in personnel costs as we experienced the impacts of significant restructuring actions taken in 2024 and 2023. This decrease was partially offset by $22.0 in restructuring costs incurred in the first half of 2025.

OUP in Northern Europe decreased $6.6 (reported and constant currency variances are not meaningful) in the second quarter of 2025, which represented a -1.1% OUP margin, a decrease from -0.3% in the second quarter of 2024. This OUP decrease was primarily driven by OUP decreases in the Nordics and United Kingdom of $6.4 and $6.1, respectively. The OUP margin decrease was primarily driven by a decrease in gross profit margin.

OUP in Northern Europe decreased $24.9 (reported and constant currency variances are not meaningful) in the first half of 2025, which represented a -1.8% OUP margin, a decrease from -0.1% in the first half of 2024. This OUP decrease was primarily driven by an OUP decrease in United Kingdom and the Nordics of $16.4 and $13.6, respectively. The OUP margin decrease was primarily driven by a decrease in gross profit margin.

APME

Revenues from services decreased -3.0% (-8.0% in constant currency and an increase of 7.8% in organic constant currency) in the second quarter of 2025 compared to the second quarter of 2024 primarily driven by the disposition and franchising of our Korea business in 2024. In Japan (which represented 61% of APME’s revenues), revenues from services increased 15.7% (7.3% in constant currency), primarily driven by a $23.3 favorable impact of currency exchange rates, a $14.6 increase in demand for our Manpower staffing services, and a $2.6 increase in demand for our Experis interim services. In India (which represented 13% of APME’s revenues), revenues from services increased 9.5% (12.3% in constant currency), primarily driven by a $6.4 increase in demand for our Manpower staffing services, partially offset by the $1.7 unfavorable impact of currency exchange rates.

Revenues from services decreased -7.0% (-8.6% in constant currency and an increase of 7.5% in organic constant currency) in the first half of 2025 compared to the first half of 2024 primarily driven by the Korea disposition and franchising. In Japan, revenues from services increased 10.0% (7.1% in constant currency), primarily driven by a $27.3 increase in demand for our Manpower staffing services, the $16.1 favorable impact of currency exchange rates, and a $5.9 increase in demand for our Experis interim services. In India (which represented 13% of APME’s revenues), revenues from services increased 9.3% (13.0% in constant currency), primarily driven by a $13.9 increase in demand for our Manpower staffing services, partially offset by the $4.5 unfavorable impact of currency exchange rates.

Gross profit margin increased by 110 basis points in the second quarter of 2025 compared to the second quarter of 2024, primarily due to increased margins for our Manpower staffing services, which contributed 120 basis points to the increase, Experis interim services, which contributed 40 basis points to the increase, and increased margins for our training services, which contributed 20 basis points to the increase. The increase was partially offset by decreased activity in our TBO services, which decreased 70 basis points.

Gross profit margin increased by 120 basis points in the first half of 2025 compared to the first half of 2024, primarily due to increased margins for our Manpower staffing services, which contributed 100 basis points to the increase, increased margins for our Experis interim services, which contributed 40 basis points to the increase, increased margins for our MSP business, which contributed 20 basis points to the increase, and increased margins for our training services, which contributed 20 basis points to the increase. The increase was partially offset by decreased activity in our TBO services, which decreased 60 basis points.

Selling and administrative expenses increased 3.3% (decreased -3.1% in constant currency and increased 6.6% in organic constant currency) in the second quarter of 2025 compared to the second quarter of 2024. The increase is primarily due to the $3.9 unfavorable impact of currency exchange rates, partially offset by a $1.8 decrease in non-personnel costs.

Selling and administrative expenses decreased -1.1% (decreased -3.3% in constant currency and increased 6.9% in organic constant currency) in the first half of 2025 compared to the first half of 2024. The decrease is primarily due to a $4.0 reduction in non-personnel costs, partially offset by the $2.7 unfavorable impact of currency exchange rates.

OUP in APME increased 5.1% (2.2% in constant currency and 11.3% in organic constant currency) in the second quarter of 2025, which represented a 5.0% OUP margin, an increase from 4.6% in the second quarter of 2024. This OUP margin increase was primarily driven by increased activity and gross profit margin improvements in our staffing and interim services, partially offset by an increase in selling and administrative expenses as percent of revenue.

PART 1

OUP in APME increased 3.3% (2.5% in constant currency and 12.5% in organic constant currency) in the first half of 2025, which represented a 4.6% OUP margin, an increase from 4.2% in the first half of 2024. This OUP margin increase was primarily driven by increased activity and gross profit margin improvements in our staffing and interim services, partially offset by an increase in selling and administrative expenses as percent of revenue.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended June 30, 2025, Compared to 2024
	Reported Amount	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$674.1	(3.3)%	0.0%	(3.3)%	—	(3.3)%
Other Americas	385.9	5.1%	(6.8)%	11.9%	—	11.9%
	1,060.0	(0.4)%	(2.4)%	2.0%	—	2.0%
Southern Europe:
France	1,149.3	(1.3)%	5.0%	(6.3)%	—	(6.3)%
Italy	475.9	9.4%	5.5%	3.9%	—	3.9%
Other Southern Europe	524.1	5.0%	5.6%	(0.6)%	(3.0)%	2.4%
	2,149.3	2.4%	5.2%	(2.8)%	(0.6)%	(2.2)%
Northern Europe	794.4	(5.1)%	5.3%	(10.4)%	(0.1)%	(10.3)%
APME	525.3	(3.0)%	5.0%	(8.0)%	(15.8)%	7.8%
	4,529.0
Intercompany Eliminations	(9.7)
Consolidated	$4,519.3	0.0%	3.5%	(3.5)%	(2.1)%	(1.4)%
Gross Profit	$763.7	(2.8)%	3.0%	(5.8)%	(1.1)%	(4.7)%
Selling and Administrative Expenses	$789.0	15.2%	3.0%	12.2%	(1.3)%	13.5%
Operating Loss	$(25.3)	(125.0)%	2.9%	(127.9)%	0.4%	(128.3)%

PART 1

	Six Months Ended June 30, 2025, Compared to 2024
	Reported Amount	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$1,362.9	(1.1)%	0.0%	(1.1)%	—	(1.1)%
Other Americas	753.8	4.2%	(8.3)%	12.5%	—	12.5%
	2,116.7	0.8%	(2.8)%	3.6%	—	3.6%
Southern Europe:
France	2,115.0	(6.6)%	1.2%	(7.8)%	—	(7.8)%
Italy	873.7	4.1%	1.4%	2.7%	—	2.7%
Other Southern Europe	994.6	1.8%	1.8%	0.0%	(3.3)%	3.3%
	3,983.3	(2.4)%	1.4%	(3.8)%	(0.7)%	(3.1)%
Northern Europe	1,525.2	(10.7)%	1.7%	(12.4)%	(0.1)%	(12.3)%
APME	1,001.7	(7.0)%	1.6%	(8.6)%	(16.1)%	7.5%
	8,626.9
Intercompany Eliminations	(17.3)
Consolidated	$8,609.6	(3.5)%	0.5%	(4.0)%	(2.1)%	(1.9)%
Gross Profit	$1,462.0	(5.7)%	0.4%	(6.0)%	(1.2)%	(4.8)%
Selling and Administrative Expenses	$1,459.1	5.5%	0.4%	5.1%	(1.3)%	6.4%
Operating Profit	$2.9	(98.3)%	(0.1)%	(98.2)%	—	(98.2)%

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of June 30, 2025, we had $157.7 of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

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

Cash used in operating activities was $342.8 and $21.9 for the six months ended June 30, 2025 and June 30, 2024, respectively. Changes in operating assets and liabilities utilized $441.3 of cash during the six months ended June 30, 2025 and $191.2 during the six months ended June 30, 2024. These changes were primarily attributable to the timing of collections and payments. Accounts receivable increased to $4,641.3 as of June 30, 2025 from $4,297.2 as of December 31, 2024 primarily due to the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by four days from December 31, 2024 to 56 days as of June 30, 2025.

PART 1

Cash used in investing activities was $34.0 and $21.6 for the six months ended June 30, 2025 and 2024, respectively. Capital expenditures were $31.3 for the six months ended June 30, 2025 compared to $23.7 for the six months ended June 30, 2024. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. From time to time, we acquire and invest in companies throughout the world, including franchises. Total cash consideration paid for acquisitions, net of cash acquired, was $2.3 and $2.8 for the six months ended June 30, 2025 and 2024, respectively.

Cash provided by financing activities was $124.0 for the six months ended June 30, 2025 compared to $38.6 used in the six months ended June 30, 2024. Net debt borrowings were $202.8 and $124.7 in the six months ended June 30, 2025 and 2024, respectively. The larger borrowings in 2025 were due to our working capital needs which typically peak in the second quarter and improve in the second half of the year.

Our €500.0 notes and €400.0 notes are due June 2026 and June 2027, respectively. When those notes mature, we plan to refinance them with new borrowings. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets for replacement of those notes.

Our $600.0 revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. The exclusion of certain restructuring expenses is also allowed in the determination of EBITDA in the agreement. During the second quarter of 2025, the definition of net debt in the agreement was amended to define net debt as total debt less cash in excess of $200.0 through December 31, 2025 and less cash in excess of $300.0 thereafter. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 3.22 to 1 and a fixed charge coverage ratio of 2.80 to 1 as of June 30, 2025. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

As of June 30, 2025, we had letters of credit of $0.4 issued and $136.0 drawn under our $600.0 revolving credit facility. We also had $50.0 drawn under our $150.0 working capital facility. Additional borrowings of $463.6 and $100.0 were available to us under our $600.0 revolving credit facility and $150.0 working capital facility, respectively, as of June 30, 2025.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet the working capital needs of our subsidiary operations. As of June 30, 2025, such uncommitted credit lines totaled $314.1, of which $272.5 was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Additional borrowings of $258.4 could have been made under these lines as of June 30, 2025.

We have assessed our liquidity position as of June 30, 2025 and for the near future. As of June 30, 2025, our cash and cash equivalents balance was $289.8. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines to meet the working capital needs of our subsidiaries, of which $258.4 was available to use as of June 30, 2025. Our €500.0 ($588.6) notes mature in June 2026, and our €400.0 ($469.5) notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

PART 1

The following table provides an informational summary of our liquidity and capital structure as of:

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$289.8	$509.4
Available capacity under the revolving credit facility (a)	463.6	599.6
Available capacity under the working capital facility (b)	100.0	150.0
Available liquidity	$853.4	$1,259.0

Capital structure
Short-term borrowings	$226.8	$23.4
Current maturities of long-term debt	588.6	—
Long-term debt	470.3	929.4
Total debt	$1,285.7	$952.8
Total shareholders' equity (excludes non-controlling interest)	1,994.4	2,125.2
Total capitalization	$3,280.1	$3,078.0

Debt to capitalization	39.2%	31.0%
Long-term debt to total debt	36.6%	97.5%
(a)
Available capacity under the revolving credit facility represents $600.0 of total borrowing capacity less outstanding borrowings and letters of credit.
(b)
Available capacity under the working capital facility represents $150.0 of total borrowing capacity less outstanding borrowings and letters of credit.

The Board of Directors declared a semi-annual dividend of $0.72 and $1.54 per share on May 2, 2025 and May 3, 2024, respectively. The 2025 dividends were paid on June 16, 2025 to shareholders of record as of June 2, 2025. The 2024 dividends were paid on June 14, 2024 to shareholders of record as of June 3, 2024.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the six months ended June 30, 2025, we repurchased 0.7 million shares under the 2023 authorization at a cost of $37.0. During the six months ended June 30, 2024, we repurchased 1.0 million shares under the 2023 authorization at a cost of $77.0. As of June 30, 2025, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

We had aggregate commitments of $2,602.2 as of June 30, 2025 related to debt, operating leases, severance and office closure costs, transition tax resulting from the Tax Act and certain other commitments compared to $2,279.6 as of December 31, 2024.

We also have entered into guarantee contracts and stand-by letters of credit totaling $727.9 and $571.0 as of June 30, 2025 and December 31, 2024, respectively ($681.1 and $524.2 for guarantees as of June 30, 2025 and December 31, 2024, respectively, and $46.8 for stand-by letters of credit as of both dates). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit were $0.8 and $0.7 for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, we recorded $30.2 in restructuring costs. During the six months ended June 30, 2024, we did not record any restructuring costs. Payments made from the restructuring reserve were $29.0 during the six months ended June 30, 2025. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $46.1 reserve will be paid by the end of 2025.

Application of Critical Accounting Policies

The Company is supplementing the critical accounting policies as described in the 2024 Annual Report with the following critical accounting estimates.

In accordance with the accounting guidance on goodwill, we perform an annual impairment test of goodwill at our reporting unit level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value.

PART 1

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

Management closely monitors the financial and operating results impacting our reporting units and makes comparisons to the key assumptions used in our fair value estimate at the time of our annual impairment test, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting units. During the second quarter of 2025, in connection with the preparation of our financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit is below its carrying amount. We identified several factors related to our United Kingdom and Switzerland reporting units that led us to conclude that it was more likely than not that the fair value of the reporting units were below the carrying values which triggered us to perform an interim goodwill impairment assessment for these reporting units. These factors included further deterioration of the macroeconomic and local market conditions, financial performance that came in below management’s planned revenue and OUP margin expectations for the first half of 2025, and downward revisions to full year 2025 planned revenue and OUP projections. As a result of the interim test, we recognized a partial non-cash goodwill impairment loss of $33.4 related to our United Kingdom reporting unit in our Northern Europe segment and a partial $24.7 non-cash goodwill impairment loss related to our Switzerland reporting unit in our Southern Europe segment to bring the carrying value of these reporting units down to their estimated fair value. Key assumptions included in the United Kingdom discounted cash flow valuation performed during the second quarter of 2025 included a discount rate of 11.4%, working capital as a percentage of revenue of 6.6%, revenue growth for the next 10 years ranging from -8.4% to 10.0%, and terminal value revenue growth and OUP margin of 3.0% and 3.2%, respectively. Key assumptions included in the Switzerland discounted cash flow valuation performed during the second quarter of 2025 included a discount rate of 11.2%, working capital as a percentage of revenue of 10.5%, revenue growth for the next 10 years ranging from -12.4% to 12.0% and terminal value revenue growth and OUP margin of 3.0% and 4.2%, respectively. The remaining goodwill balances related to our United Kingdom and Switzerland reporting units, as of June 30, 2025, were $79.3 and $35.8, respectively.

While we did not identify triggering events for other reporting units during the second quarter; we continue to monitor performance trends and macroeconomic developments closely. Further deterioration in operating results or market conditions may result in future impairments that could be material to our Consolidated Financial Statements.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the second quarter of 2025. As of June 30, 2025, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
April 1 - 30, 2025	230,241		$52.03	230,241	1,931,551
May 1 - 31, 2025	1,685	(a)	$—	—	1,931,551
June 1 - 30, 2025	1,147	(a)	$—	—	1,931,551
Total	233,073		$52.03	230,241	1,931,551
(a)
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

Trading Plans

During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

PART 1

Item 6 – Exhibits

10.1	Amendment No. 2 dated as of June 26, 2025 to the Credit Agreement dated as of May 27, 2022 among the Company, a syndicate of lenders and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language)

PART 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Name	Title	Date

/s/ John T. McGinnis	Executive Vice President and Chief Financial Officer	August 5, 2025
John T. McGinnis	(Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Eric Rozek	Vice President and Global Controller (Principal Accounting Officer)	August 5, 2025
Eric Rozek