Form 10-Q
period 2025-09-30
ManpowerGroup Inc.
filed 2025-10-31
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended: September 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at October 29, 2025
Common Stock, $.01 par value	46,297,180

Table of Contents

ManpowerGroup Inc.

PART 1

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions)

ASSETS

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$274.6	$509.4
Accounts receivable, less allowance for expected credit losses of $79.1 and $67.6, respectively	4,632.3	4,297.2
Prepaid expenses and other assets	194.0	163.7
Total current assets	5,100.9	4,970.3

Other Assets:
Goodwill	1,543.9	1,563.4
Intangible assets, less accumulated amortization of $571.8 and $530.4, respectively	437.0	486.1
Operating lease right-of-use assets	402.4	361.3
Other assets	837.8	701.5
Total other assets	3,221.1	3,112.3

Property and Equipment:
Land, buildings, leasehold improvements and equipment	543.2	488.2
Less: accumulated depreciation and amortization	418.3	369.8
Net property and equipment	124.9	118.4
Total assets	$8,446.9	$8,201.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2025	December 31, 2024
Current Liabilities:
Accounts payable	$2,577.5	$2,612.9
Employee compensation payable	238.2	241.1
Accrued payroll taxes and insurance	629.2	615.2
Accrued liabilities	427.9	475.1
Value added taxes payable	396.4	370.8
Short-term operating lease liability	106.9	98.6
Short-term borrowings and current maturities of long-term debt	747.8	23.4
Total current liabilities	5,123.9	4,437.1

Other Liabilities:
Long-term debt	468.3	929.4
Long-term operating lease liability	314.1	279.0
Other long-term liabilities	529.2	428.6
Total other liabilities	1,311.6	1,637.0

Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 119,161,655 and 118,853,620 shares, respectively	1.2	1.2
Capital in excess of par value	3,565.5	3,546.1
Retained earnings	3,735.5	3,812.3
Accumulated other comprehensive loss	(457.1)	(443.0)
Treasury stock at cost, 72,864,475 and 72,105,407 shares, respectively	(4,834.3)	(4,791.4)
Total ManpowerGroup shareholders’ equity	2,010.8	2,125.2
Noncontrolling interests	0.6	1.7
Total shareholders’ equity	2,011.4	2,126.9
Total liabilities and shareholders’ equity	$8,446.9	$8,201.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues from services	$4,634.4	$4,530.2	$13,244.0	$13,454.2
Cost of services	3,865.5	3,748.1	11,013.1	11,122.5
Gross profit	768.9	782.1	2,230.9	2,331.7
Selling and administrative expenses, excluding impairment charges	702.3	711.3	2,072.7	2,093.9
Impairment charges	—	—	88.7	—
Selling and administrative expenses	702.3	711.3	2,161.4	2,093.9
Operating profit	66.6	70.8	69.5	237.8
Interest and other expenses, net	13.7	11.6	41.7	28.7
Earnings before income taxes	52.9	59.2	27.8	209.1
Provision for income taxes	34.9	36.4	71.3	86.5
Net earnings (loss)	$18.0	$22.8	$(43.5)	$122.6
Net earnings (loss) per share – basic	$0.39	$0.48	$(0.93)	$2.56
Net earnings (loss) per share – diluted	$0.38	$0.47	$(0.93)	$2.53
Weighted average shares – basic	46.5	47.6	46.6	47.9
Weighted average shares – diluted	46.9	48.1	46.6	48.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ManpowerGroup Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net earnings (loss)	$18.0	$22.8	$(43.5)	$122.6
Other comprehensive income / loss:
Foreign currency translation	(68.3)	84.3	77.5	5.8
Translation adjustments of long-term intercompany loans, net of income taxes of $0.0, $0.1, $0.1 and $0.1, respectively	0.2	(0.3)	(0.5)	(0.2)
Adjustments on derivative instruments, net of income taxes of $23.6, $(14.5), $(20.6) and $(1.5), respectively	62.2	(52.8)	(90.3)	(7.5)
Unrealized adjustment on interest rate swap	(0.1)	(0.1)	(0.3)	(0.3)
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.0, $0.0, $(0.1) and $0.3, respectively	(0.2)	(0.6)	(0.5)	(1.7)
Total other comprehensive (loss) income	$(6.2)	$30.5	$(14.1)	$(3.9)
Comprehensive income (loss)	$11.8	$53.3	$(57.6)	$118.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

Nine Months Ended September 30,	2025	2024
Cash Flows from Operating Activities:
Net (loss) earnings	$(43.5)	$122.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	65.5	64.8
Loss on sales of subsidiaries, net	6.2	—
Non-cash impairment of goodwill and other intangible assets	88.7	—
Deferred income taxes	(16.1)	2.0
Provision for doubtful accounts	4.3	6.0
Share-based compensation	20.2	22.0
Changes in operating assets and liabilities:
Accounts receivable	(8.8)	237.8
Other assets	(95.4)	(108.7)
Accounts payable	(182.9)	(103.4)
Other liabilities	(121.2)	(181.5)
Net cash (used in) provided by operating activities	(283.0)	61.6

Cash Flows from Investing Activities:
Capital expenditures	(46.4)	(39.8)
Acquisition of business, net of cash acquired	(1.0)	(4.9)
Impact to cash resulting from sales of subsidiaries	(2.1)	—
Proceeds from the sale of property and equipment	0.8	2.8
Net cash used in investing activities	(48.7)	(41.9)

Cash Flows from Financing Activities:
Net change in short-term borrowings	65.7	13.9
Net proceeds from revolving debt facility	73.0	—
Proceeds from long-term debt	0.2	0.6
Repayments of long-term debt	(0.6)	(1.2)
Payments of contingent consideration for acquisition	(1.3)	(2.8)
Proceeds from share-based awards	—	0.8
Payments to noncontrolling interests	—	(0.2)
Other share-based award transactions	(6.0)	(10.4)
Repurchases of common stock and excise tax	(38.2)	(106.0)
Dividends paid	(33.3)	(73.5)
Net cash provided by (used in) financing activities	59.5	(178.8)

Effect of exchange rate changes on cash	37.4	(11.3)
Change in cash and cash equivalents	(234.8)	(170.4)

Cash and cash equivalents, beginning of period	509.4	581.3
Cash and cash equivalents, end of period	$274.6	$410.9

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest paid	$81.1	$69.9
Income taxes paid, net	$124.0	$140.9
Operating lease liabilities	$99.4	$91.3
Non-cash operating activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$81.2	$52.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

ManpowerGroup Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2024	118,853,620	$1.2	$3,546.1	$3,812.3	$(443.0)	$(4,791.4)	$1.7	$2,126.9
Net earnings				5.6				5.6
Other comprehensive loss					(4.1)			(4.1)
Issuances under equity plans	288,938		(0.9)			(5.2)		(6.1)
Share-based compensation expense			7.6					7.6
Repurchases of common stock, including excise tax						(25.4)		(25.4)
Noncontrolling interest transactions							0.4	0.4
Balance, March 31, 2025	119,142,558	$1.2	$3,552.8	$3,817.9	$(447.1)	$(4,822.0)	$2.1	2,104.9
Net loss				(67.1)				(67.1)
Other comprehensive loss					(3.8)			(3.8)
Issuances under equity plans	8,080		0.4			(0.2)		0.2
Share-based compensation expense			7.7					7.7
Dividends				(33.3)				(33.3)
Repurchases of common stock, including excise tax						(12.1)		(12.1)
Noncontrolling interest transactions							(1.3)	(1.3)
Balance, June 30, 2025	119,150,638	$1.2	$3,560.9	$3,717.5	$(450.9)	$(4,834.3)	$0.8	$1,995.2
Net earnings				18.0				18.0
Other comprehensive loss					(6.2)			(6.2)
Issuances under equity plans	11,017		(0.3)					(0.3)
Share-based compensation expense			4.9					4.9
Noncontrolling interest transactions							(0.2)	(0.2)
Balance, September 30, 2025	119,161,655	$1.2	$3,565.5	$3,735.5	$(457.1)	$(4,834.3)	$0.6	$2,011.4

PART 1

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2023	118,387,641	$1.2	$3,514.9	$3,813.0	$(466.0)	$(4,639.8)	$10.8	$2,234.1
Net earnings				39.7				39.7
Other comprehensive loss					(29.5)			(29.5)
Issuances under equity plans	420,210					(10.3)		(10.3)
Share-based compensation expense			7.5					7.5
Repurchases of common stock, including excise tax						(50.3)		(50.3)
Noncontrolling interest transactions			(3.7)				0.2	(3.5)
Balance, March 31, 2024	118,807,851	$1.2	$3,518.7	$3,852.7	$(495.5)	$(4,700.4)	$11.0	$2,187.7
Net earnings				60.1				60.1
Other comprehensive loss					(4.9)			(4.9)
Issuances under equity plans	36,195		(0.1)			(0.1)		(0.2)
Share-based compensation expense			7.5					7.5
Dividends				(73.5)				(73.5)
Repurchases of common stock, including excise tax						(27.0)		(27.0)
Noncontrolling interest transactions			(1.8)				(2.0)	(3.8)
Balance, June 30, 2024	118,844,046	$1.2	$3,524.3	$3,839.3	$(500.4)	$(4,727.5)	$9.0	$2,145.9
Net earnings				22.8				22.8
Other comprehensive income					30.5			30.5
Issuances under equity plans	3,912		(0.2)					(0.2)
Share-based compensation expense			7.0					7.0
Repurchases of common stock, including excise tax						(29.3)		(29.3)
Noncontrolling interest transactions			8.4				(7.4)	1.0
Balance, September 30, 2024	118,847,958	$1.2	$3,539.5	$3,862.1	$(469.9)	$(4,756.8)	$1.6	$2,177.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

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

A rollforward of our allowance for expected credit losses is shown below:

Nine Months Ended September 30, 2025
Balance, December 31, 2024	$67.6
Provision for credit losses	4.3
Write-offs	(3.0)
Currency impact and other	10.2
Balance, September 30, 2025	$79.1

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

ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. Lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. As the rate implicit in the lease is not readily determinable in most of our leases, we use our incremental borrowing rate. We determine our incremental borrowing rate at the commencement date using our unsecured borrowing rate, adjusted for collateralization, lease term, economic environment, currency and other factors. ROU assets are recognized at commencement date at the value of the related lease liabilities, adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Our lease terms include options to renew or not terminate the lease when it is reasonably certain that we will exercise that option.

Lease expenses for operating leases are recognized on a straight-line basis over the lease term and recorded in selling and administrative expenses on the Consolidated Statements of Operations.

PART 1

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

In accordance with the accounting guidance on goodwill and other intangible assets, we perform an annual impairment test of goodwill at our reporting unit level and indefinite-lived intangible assets at our unit of account level during the third quarter, or more frequently if events or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value. In the event the fair value of a reporting unit is less than the carrying value including goodwill, we record an impairment charge equal to the excess of the carrying amount over the fair value. Similarly, if the fair value of an indefinite-lived intangible asset is less than its carrying value, we record an impairment charge for the difference.

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment tests include: expected future revenue growth rates, operating unit profit (OUP) margins, working capital levels, discount rates, and a terminal value multiple. The expected future revenue growth rates and OUP margins are determined after taking into consideration historical performance, our assessment of future market potential, and expected future business performance conditions. We believe that the discounted cash flow model provides the most reasonable and meaningful estimate of fair value, consistent with how market participants would value our reporting units in an orderly transaction.

For indefinite-lived intangible assets, we use either an income approach or a relief-from-royalty method, depending on the nature of the asset. Significant assumptions include expected future revenue growth rates, profit margins, discount rates, and market participant assumptions.

Management closely monitors the financial and operating results relative to the assumptions used in our fair value estimates, as well as macroeconomic conditions and strategic initiatives that may impact the reporting units and indefinite-lived intangible assets. During the second quarter of 2025, in connection with the preparation of our financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit or indefinite-lived intangible asset was below its carrying amount. We identified several factors affecting our United Kingdom and Switzerland reporting units that led us to conclude an interim goodwill impairment assessment was necessary. These factors included deterioration of the macroeconomic and local market conditions, financial performance below management’s planned revenue and OUP expectations for the first half of 2025, and downward revisions to full-year 2025 revenue and OUP projections. As a result, we recognized a partial non-cash goodwill impairment loss of $33.4 for our United Kingdom reporting unit in our Northern Europe segment and $24.7 for our Switzerland reporting unit in our Southern Europe segment, reducing their carrying values to estimated fair value. Key assumptions in the United Kingdom discounted cash flow valuation included a discount rate of 11.4%, working capital as a percentage of revenue of 6.6%, revenue growth for the next 10 years ranging from -8.4% to 10.0%, and terminal value revenue growth and OUP margin of 3.0% and 3.2%, respectively. Key assumptions in the Switzerland discounted cash flow valuation included a discount rate of 11.2%, working capital as a percentage of revenue of 10.5%, revenue growth for the next 10 years ranging from -12.4% to 12.0% and terminal value revenue growth and OUP margin of 3.0% and 4.2%, respectively.

In addition, we recognized a full impairment of $30.6 related to the reacquired franchise right associated with our Switzerland business, which is an indefinite-lived intangible asset. Key assumptions included in the indefinite-lived intangible asset impairment test included a discount rate of 13.7% and OUP margins ranging from 1.0% to 4.0%.

During the third quarter of 2025, we completed the annual impairment test of our goodwill and indefinite-lived intangible assets. The fair value exceeded the carrying amount by more than 10% for all reporting units except the United Kingdom and Switzerland, whose carrying values had already been adjusted to fair value in the second quarter. As of September 30, 2025, the goodwill balances related to our United Kingdom and Switzerland reporting units were $77.9 and $35.4, respectively.

Due to current macroeconomic conditions in North America and Europe, our assumptions for near-term revenue growth and OUP margins were lower than in the prior year, resulting in reduced excess fair value for several reporting units. Key assumptions for reporting units included in the North America and Europe segments included average revenue growth rates for the next 10 years of 3.3% and 2.6%, respectively, average OUP margins of 5.8% and 2.4%, respectively, and discount rates ranging from 9.4% to 10.8% and 10.1% to 12.4%, respectively. Management closely monitors the performance and assumptions used in our fair value estimates, along with macroeconomic and operational developments that may impact future impairment assessments.

There could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

PART 1

(2) Recent Accounting Standards

In September 2025, the FASB issued new guidance on internal-use software. The guidance removes the requirement to evaluate costs by development stage and allows capitalization to begin once management commits funding and completion is probable. The new standard is effective as of January 1, 2028, with early adoption permitted. It may be adopted prospectively or retrospectively. We are currently assessing the impact of this guidance on our Consolidated Financial Statements.

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to September 30, 2025 related to remaining performance obligations, which are not material.

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

Our deferred revenue was $30.8 as of September 30, 2025 and $30.3 as of December 31, 2024.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended September 30,
	2025					2024(a)
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$617.4	$2.8	$27.4	$43.2	$690.8	$615.0	$2.8	$34.0	$45.6	$697.4
Other Americas	378.7	16.8	9.2	3.2	407.9	328.0	13.5	9.5	2.1	353.1
	996.1	19.6	36.6	46.4	1,098.7	943.0	16.3	43.5	47.7	1,050.5
Southern Europe:
France	1,077.6	65.8	10.1	20.0	1,173.5	1,058.7	66.0	11.2	20.9	1,156.8
Italy	434.1	11.2	11.0	6.2	462.5	394.1	8.5	10.3	6.2	419.1
Other Southern Europe	464.4	81.7	13.8	9.6	569.5	420.5	78.9	12.3	8.0	519.7
	1,976.1	158.7	34.9	35.8	2,205.5	1,873.3	153.4	33.8	35.1	2,095.6
Northern Europe	712.1	56.7	23.5	24.5	816.8	709.4	58.3	28.7	31.9	828.3
APME	433.9	62.9	12.8	10.9	520.5	455.7	82.4	13.6	11.1	562.8
	4,118.2	297.9	107.8	117.6	4,641.5	3,981.4	310.4	119.6	125.8	4,537.2
Intercompany Eliminations					(7.1)					(7.0)
Total					$4,634.4					$4,530.2

(a)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

PART 1

	Nine Months Ended September 30,

	2025					2024(a)

	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total

Americas:
United States	$1,833.1	$8.2	$83.0	$129.4	$2,053.7	$1,846.2	$8.6	$91.2	$128.8	$2,074.8
Other Americas	1,077.7	48.0	27.1	8.9	1,161.7	997.9	37.1	33.6	7.9	1,076.5
	2,910.8	56.2	110.1	138.3	3,215.4	2,844.1	45.7	124.8	136.7	3,151.3
Southern Europe:
France	2,999.7	195.4	32.9	60.5	3,288.5	3,120.0	198.2	39.7	62.3	3,420.2
Italy	1,244.6	35.2	35.9	20.5	1,336.2	1,171.9	26.0	37.0	23.4	1,258.3
Other Southern Europe	1,257.8	235.0	41.8	29.5	1,564.1	1,198.4	236.8	38.9	22.3	1,496.4
	5,502.1	465.6	110.6	110.5	6,188.8	5,490.3	461.0	115.6	108.0	6,174.9
Northern Europe	2,016.0	172.3	77.5	76.2	2,342.0	2,161.6	196.0	94.3	84.0	2,535.9
APME	1,267.4	187.6	37.8	29.4	1,522.2	1,313.5	253.1	41.0	31.7	1,639.3
	11,696.3	881.7	336.0	354.4	13,268.4	11,809.5	955.8	375.7	360.4	13,501.4
Intercompany Eliminations					(24.4)					(47.2)
Total					$13,244.0					$13,454.2
(a)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended September 30,
	2025			2024(a)
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$676.6	$14.2	$690.8	$678.5	$18.9	$697.4
Other Americas	402.9	5.0	407.9	347.8	5.3	353.1
	1,079.5	19.2	1,098.7	1,026.3	24.2	1,050.5
Southern Europe:
France	1,164.3	9.2	1,173.5	1,146.7	10.1	1,156.8
Italy	452.2	10.3	462.5	409.7	9.4	419.1
Other Southern Europe	558.9	10.6	569.5	509.5	10.2	519.7
	2,175.4	30.1	2,205.5	2,065.9	29.7	2,095.6
Northern Europe	799.2	17.6	816.8	806.3	22.0	828.3
APME	509.4	11.1	520.5	551.0	11.8	562.8
	4,563.5	78.0	4,641.5	4,449.5	87.7	4,537.2
Intercompany Eliminations			(7.1)			(7.0)
Total			$4,634.4			$4,530.2
(a)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

PART 1

	Nine Months Ended September 30,

	2025			2024(a)

	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total

Americas:
United States	$2,010.4	$43.3	$2,053.7	$2,022.4	$52.4	$2,074.8
Other Americas	1,147.1	14.6	1,161.7	1,055.3	21.2	1,076.5
	3,157.5	57.9	3,215.4	3,077.7	73.6	3,151.3
Southern Europe:
France	3,258.5	30.0	3,288.5	3,384.2	36.0	3,420.2
Italy	1,302.7	33.5	1,336.2	1,224.1	34.2	1,258.3
Other Southern Europe	1,531.6	32.5	1,564.1	1,463.8	32.6	1,496.4
	6,092.8	96.0	6,188.8	6,072.1	102.8	6,174.9
Northern Europe	2,283.3	58.7	2,342.0	2,461.8	74.1	2,535.9
APME	1,489.5	32.7	1,522.2	1,604.4	34.9	1,639.3
	13,023.1	245.3	13,268.4	13,216.0	285.4	13,501.4
Intercompany Eliminations			(24.4)			(47.2)
Total			$13,244.0			$13,454.2
(a)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

(4) Share-Based Compensation Plans

During the three months ended September 30, 2025 and 2024, we recognized share-based compensation expense of $4.9 and $7.0, respectively, and $20.2 and $22.0 for the nine months ended September 30, 2025 and 2024, respectively. The expense relates to stock options, deferred stock units, restricted stock units, performance share units and a savings-related share option scheme in the United Kingdom. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was none and $0.8 for the nine months ended September 30, 2025 and 2024, respectively.

(5) Acquisitions and Dispositions

From time to time, we acquire and invest in companies throughout the world, including franchises. Total cash consideration paid for acquisitions, net of cash acquired, was $2.3 for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, total cash consideration was $7.7, which included the purchase of a franchise in the United States and contingent consideration payments related to a previous acquisition.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint as well as improve our overall efficiency. On May 31, 2025, we disposed of our New Caledonia business in our APME segment and simultaneously entered into a franchise agreement. In connection with this transaction, we recognized a one-time net loss on disposition of $1.4, of which $0.2 was included in selling and administrative expenses and $1.2 was included in interest and other expenses in the Consolidated Statements of Operations for the nine months ended September 30, 2025.

On May 30, 2025, we disposed of our South Africa business in our Northern Europe segment in exchange for a non-interest-bearing loan receivable of $1.4 and simultaneously entered into a franchising agreement. We recognized a one-time net loss on disposition of $4.8, of which $2.2 was included in selling and administrative expenses and $2.6 was included in interest and other expenses in the Consolidated Statements of Operations for the nine months ended September 30, 2025.

PART 1

(6) Restructuring Costs

During the nine months ended September 30, 2025, we recorded $51.6 in restructuring costs, of which $21.4 was recorded during the three months ended September 30, 2025. During the three and nine months ended September 30, 2024, we recorded $37.6 in restructuring costs. Payments made from the restructuring reserve were $22.7 and $51.7 during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, payments made from the restructuring reserve were $19.7 and $70.7, respectively. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $43.7 reserve will be paid by the end of 2025.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2024	$5.7	$4.4	$32.1	$2.4	$1.9	$46.5
Severance costs	3.9	9.8	36.3	0.1	(1.2)	48.9
Lease costs(c)	1.1	—	1.6	—	—	2.7
Non-cash charges	(1.1)	—	(1.6)	—	—	(2.7)
Costs paid	(6.5)	(6.7)	(35.6)	(2.2)	(0.7)	(51.7)
Balance, September 30, 2025	$3.1	$7.5	$32.8	$0.3	$—	$43.7
(a)
Balances related to the United States were $4.0 and $1.5 as of December 31, 2024 and September 30, 2025, respectively.
(b)
Balances related to France were $1.2 and $2.5 as of December 31, 2024 and September 30, 2025, respectively. Balances related to Italy were $2.0 and $1.9 as of December 31, 2024 and September 30, 2025, respectively.
(c)
Liabilities related to exited leased facilities are recorded within our short-term and long-term operating lease liabilities within our Consolidated Balance Sheets.

(7) Income Taxes

We recorded income tax expense at an effective rate of 66.0% for the three months ended September 30, 2025, as compared to an effective rate of 61.5% for the three months ended September 30, 2024. The 2025 rate was unfavorably impacted by the lower level and overall mix of earnings and the 2025 enacted French exceptional corporate income tax surcharge. The 66.0% effective tax rate for the third quarter of 2025 was higher than the United States Federal statutory rate of 21% primarily due to the factors noted above as well as tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances and the French business tax.

We recorded income tax expense at an effective rate of 256.2% for the nine months ended September 30, 2025, as compared to an effective rate of 41.4% for the nine months ended September 30, 2024. The 2025 rate was unfavorably impacted by the goodwill and indefinite lived intangible asset impairment charges recorded in Switzerland and the United Kingdom and losses on the disposals of South Africa and New Caledonia, all of which are non-deductible. The 2025 rate was also unfavorably impacted by the lower level and overall mix of earnings due in part to restructuring costs recorded and the 2025 enacted French exceptional corporate income tax surcharge. The 256.2% effective tax rate for the nine months ended September 30, 2025 was higher than the United States Federal statutory rate of 21% primarily due to the factors noted above as well as tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances and the French business tax.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $39.5 as of September 30, 2025. If recognized, the entire amount would favorably affect the effective tax rate except for $10.0. As of December 31, 2024, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $36.1.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2018 through 2025 for our major operations in France, Italy, the United Kingdom and the United States. As of September 30, 2025, we were subject to tax audits in Austria, Germany, India, Israel, Spain and the United States.

PART 1

(8) Net Earnings (Loss) Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net earnings (loss) available to common shareholders	$18.0	$22.8	$(43.5)	$122.6
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	46.5	47.6	46.6	47.9
Effect of dilutive securities - share-based awards	0.4	0.5	—	0.6
Weighted-average common shares outstanding - diluted	46.9	48.1	46.6	48.5
Net earnings (loss) per share - basic	$0.39	$0.48	$(0.93)	$2.56
Net earnings (loss) per share - diluted	$0.38	$0.47	$(0.93)	$2.53

There were 0.7 million and 0.8 million share-based awards excluded from the calculation of net earnings per share - diluted for the three months ended September 30, 2025 and 2024, respectively, because their impact was anti-dilutive. There were 1.1 million and 0.8 million share-based awards excluded from the calculation of net earnings (loss) per share - diluted for the nine months ended September 30, 2025 and 2024, respectively, because their impact was anti-dilutive.

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	September 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(a)	$1,543.9	$—	$1,543.9	$1,563.4	$—	$1,563.4
Intangible assets:
Finite-lived:
Customer relationships	$832.9	$549.2	$283.7	$814.2	$509.1	$305.1
Other	25.3	22.6	2.7	24.4	21.3	3.1
	858.2	571.8	286.4	838.6	530.4	308.2
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights(c)	98.6	—	98.6	125.9	—	125.9
	150.6	—	150.6	177.9	—	177.9
Total intangible assets	$1,008.8	$571.8	$437.0	$1,016.5	$530.4	$486.1
(a)
Balances were net of accumulated impairment loss of $807.4 and $749.3 as of September 30, 2025 and December 31, 2024, respectively.
(b)
Balances were net of accumulated impairment loss of $139.5 as of both September 30, 2025 and December 31, 2024.
(c)
Balances were net of accumulated impairment loss of $30.6 and none as of September 30, 2025 and December 31, 2024, respectively.

Total consolidated amortization expense related to intangible assets for the remainder of 2025 is expected to be $7.1 and in each of the next five years as follows: 2026 - $27.8, 2027 - $27.1, 2028 - $27.2, 2029 - $26.8 and 2030 - $26.3.

PART 1

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate(c)	Total
Balance, December 31, 2024	$1,048.2	$145.3	$181.4	$63.0	$125.5	$1,563.4
Acquisitions	—	—	—	0.9	—	0.9
Dispositions	—	—	(0.7)	—	—	(0.7)
Impairment charges	—	(24.7)	(33.4)	—	—	(58.1)
Currency impact	1.4	18.7	16.8	1.5	—	38.4
Balance, September 30, 2025	$1,049.6	$139.3	$164.1	$65.4	$125.5	$1,543.9
(a)
Balances related to the United States were $1,007.2 as of both December 31, 2024 and September 30, 2025.
(b)
Balances related to France were $70.9 and $80.4 as of December 31, 2024 and September 30, 2025, respectively. Balances related to Italy were $3.5 and $4.0 as of December 31, 2024 and September 30, 2025, respectively.
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

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our retirement plans were as follows:

	Defined Benefit Pension Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$4.0	$4.2	$11.4	$12.3
Interest cost	5.2	4.8	14.9	14.4
Expected return on assets	(5.4)	(4.8)	(15.4)	(14.1)
Net (gain) loss	—	(0.3)	0.2	(1.1)
Prior service cost	0.2	0.2	0.5	0.5
Curtailments	—	—	—	(1.3)
Total benefit cost	$4.0	$4.1	$11.6	$10.7

	Retiree Health Care Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest cost	$0.1	$0.1	$0.3	$0.3
Prior service credit	(0.2)	(0.2)	(0.6)	(0.6)
Total benefit credit	$(0.1)	$(0.1)	$(0.3)	$(0.3)

During the three and nine months ended September 30, 2025, contributions made to our pension plans were $4.5 and $16.0, respectively, and contributions made to our retiree health care plan were $0.3 and $0.8, respectively. During 2025, we expect to make total contributions of approximately $21.0 to our pension plans and to fund our retiree health care payments as incurred.

PART 1

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30,	December 31,
	2025	2024
Foreign currency translation	$(264.7)	$(342.2)
Translation loss on long-term intercompany loans, net of income taxes of $19.2 and $19.1, respectively	(133.7)	(133.2)
(Loss) gain on derivative instruments, net of income tax benefit of $(21.3) and $(0.7), respectively	(51.3)	39.0
Gain on interest rate swap, net of income taxes of $0.2 on both dates	0.5	0.8
Defined benefit pension plans, net of income tax benefit of $(20.5) and $(20.6), respectively	(8.8)	(8.9)
Retiree health care plan, net of income taxes of $1.9 and $2.1, respectively	0.9	1.5
Accumulated other comprehensive loss	$(457.1)	$(443.0)

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. We recorded income of $0.2 and expenses of $0.1 during the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, we recorded income of $0.3 and expenses of $0.1, respectively.

The Board of Directors declared a semi-annual dividend of $0.72 and $1.54 per share on May 2, 2025 and May 3, 2024, respectively. The 2025 dividends were paid on June 16, 2025 to shareholders of record as of June 2, 2025. The 2024 dividends were paid on June 14, 2024 to shareholders of record as of June 3, 2024.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the nine months ended September 30, 2025, we repurchased 0.7 million shares under the 2023 authorization at a cost of $37.0. During the nine months ended September 30, 2024, we repurchased 1.5 million shares under the 2023 authorization at a cost of $106.0. As of September 30, 2025, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest expense	$24.0	$24.6	$72.5	$67.0
Interest income	(6.9)	(7.7)	(22.0)	(24.4)
Foreign exchange loss	2.4	1.0	4.6	5.2
Miscellaneous income, net	(5.8)	(6.3)	(13.4)	(19.1)
Interest and other expenses, net	$13.7	$11.6	$41.7	$28.7

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

The €400.0 ($467.6) notes due June 2027 and the €500.0 ($586.1) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of September 30, 2025.

In September 2022, we entered into a cross-currency swap agreement under which we pay fixed-rate Swiss franc (“CHF”) and receive fixed-rate United States dollar (“USD”) payments. The swap was designated as a net investment hedge of our foreign subsidiary with a CHF functional currency. On September 10, 2025, we de-designated the original swap and entered into a new cross-currency swap with modified terms, including a reset of the USD fixed rate and an extension of maturity. The new swap has a notional amount of $413.8 and consists of three tranches, each representing one-third of the total notional amount, with staggered maturities on September 10, 2026, September 10, 2027 and September 11, 2028. The swap contains a significant financing component. Accordingly, future cash settlements related to the swap will be classified within financing activities in the statement of cash flows.

The new swap was designated as a net investment hedge under the spot method. At the time of de-designation, the total mark-to-market loss on the original swap was $99.6, of which $82.2 was related to currency effects and was recorded in foreign currency translation within AOCL. The remaining $17.4 represents the excluded component, which is being amortized into interest expense over the life of the new swap.

The effect of our net investment hedges on AOCL for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	2025	2024	2025	2024
Euro Notes	$4.8	$(37.8)	$(124.2)	$(8.8)
Cross-currency swaps	80.9	(26.8)	13.5	1.9

Cash Flow Hedges

On June 9, 2022, we entered into a forward starting interest rate swap agreement with a notional amount of €300.0 and a fixed rate of 1.936%, which was accounted for as a cash flow hedge, to hedge the interest rate exposure related to our anticipated issuance of €400.0 notes to repay our existing €400.0 notes maturing in September 2022. Upon the issuance of the notes on June 30, 2022, we settled this forward starting interest rate swap, resulting in a gain of $2.0, which was recorded in AOCL and is being amortized over the term of the notes as an offset to interest expense.

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCL and earnings for the three and nine months ended September 30, 2025 and 2024:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended September 30,		Location of Gain (Loss) Reclassified	Three Months Ended September 30,
Instrument	2025	2024	from AOCL into Income	2025	2024
Forward starting interest swap	$—	$—	Interest and other expenses, net	$0.1	$0.1

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCL into Income
	Nine Months Ended September 30,		Location of Gain (Loss) Reclassified	Nine Months Ended September 30,
Instrument	2025	2024	from AOCL into Income	2025	2024
Forward starting interest swap	$—	$—	Interest and other expenses, net	$0.3	$0.3

PART 1

We expect the net amount of pre-tax derivative gains and losses included in AOCL at September 30, 2025 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

Fair Value Hedges

We account for derivatives as fair value hedges when the hedged item is a recognized asset, liability, or firm commitment. We use cross currency swaps to hedge the changes in cash flows of certain of our foreign currency denominated intercompany notes due to changes in foreign currency exchange rates. We record the change in carrying value of the foreign currency denominated notes due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in OCI with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates.

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

The following tables present the impact that the fair value hedges had on our Consolidated Statement of Operations for the three and nine months ended September 30, 2025 and 2024:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Location of Gain (Loss)	Three Months Ended September 30,
Instrument	2025	2024	Recognized in Income	2025	2024
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$—	$(7.4)
Cross-currency swaps	—	(2.6)	Interest and other expenses, net	—	7.4

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Nine Months Ended September 30,		Location of Gain (Loss)	Nine Months Ended September 30,
Instrument	2025	2024	Recognized in Income	2025	2024
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(2.0)	$4.5
Cross-currency swaps	(0.2)	(2.1)	Interest and other expenses, net	2.0	(4.5)

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

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 was as follows:

PART 1

		Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Recognized in Income	2025	2024	2025	2024
Foreign currency forward contracts	Interest and other expenses, net	$0.4	$9.2	$2.8	$(0.6)

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	Assets
		September 30,	December 31,
	Balance Sheet Location	2025	2024

Instruments designated as fair value hedges:
Cross-currency swaps	Accounts receivable, net	$—	$10.3
Cross-currency swaps	Other assets	13.2	—
Instruments designated as net investment hedges:
Cross-currency swaps	Accounts receivable, net	—	7.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts receivable, net	0.9	—
Total instruments		$14.1	$18.1

	Liabilities
		September 30,	December 31,
	Balance Sheet Location	2025	2024

Instruments designated as net investment hedges:
Euro Notes due in 2026	Short-term borrowings and current maturities of long-term debt	$586.1	$—
Euro Notes due in 2026	Long-term debt	—	516.6
Euro Notes due in 2027	Long-term debt	467.6	411.8
Cross-currency swaps	Accrued liabilities	33.6	44.8
Cross-currency swaps	Other long-term liabilities	70.5	—
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	0.1	0.7
Total instruments		$1,157.9	$973.9

Fair Value Measurements on a Recurring Basis

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,059.8 and $928.5 as of September 30, 2025 and December 31, 2024, respectively, compared to a carrying value of $1,053.7 and $928.4, respectively.

Our deferred compensation plan assets, included in other assets on the Consolidated Balance Sheets, were $186.8 and $165.4 as of September 30, 2025 and December 31, 2024, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

PART 1

Fair Value Measurements on a Nonrecurring Basis

During the second quarter of 2025, we recognized non-cash impairment charges related to goodwill and an indefinite-lived intangible asset.

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. For indefinite-lived intangible assets, we use either an income approach or a relief-from-royalty method in estimating the fair value, depending on the nature of the asset.

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

(14) Leases

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$36.2	$33.8	$102.0	$99.1
Short-term lease expense	4.8	4.2	13.6	6.7
Other lease expense(a)	1.8	1.7	5.1	5.0
Total lease expense	$42.8	$39.7	$120.7	$110.8
(a)
Other lease expense includes variable lease expense and sublease income.

Other information related to our operating leases is as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of liabilities	$99.4	$91.3
Right-of-use assets obtained in exchange for new liabilities	81.2	$52.9
Weighted-average remaining lease term	5.3 years	5.4 years
Weighted-average discount rate	4.0%	4.0%

Maturities of operating lease liabilities as of September 30, 2025 were as follows:

Operating Leases
2025	$32.8
2026	116.9
2027	92.0
2028	70.4
2029	51.3
2030	39.9
Thereafter	66.6
Total future undiscounted lease payments	469.9
Less imputed interest	(48.9)
Total operating lease liabilities	$421.0

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

Three Months Ended September 30, 2025	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$690.8	$515.7	$154.5	$20.6
Other Americas	407.9	341.7	48.9	17.3
	1,098.7	857.4	203.4	37.9
Southern Europe:
France	1,173.5	1,010.5	132.4	30.6
Italy	462.5	390.6	45.3	26.6
Other Southern Europe	569.5	495.7	65.4	8.4
	2,205.5	1,896.8	243.1	65.6
Northern Europe	816.8	684.3	147.4	(14.9)
APME	520.5	433.3	60.4	26.8
Total Segments	4,641.5	3,871.8	654.3	115.4
Intercompany Eliminations	(7.1)	(6.3)	(0.8)	—
	$4,634.4	$3,865.5	$653.5	$115.4
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(40.9)
Intangible asset amortization expense(b)				(7.9)
Operating profit				66.6
Interest and other expenses, net				(13.7)
Earnings before income taxes				$52.9
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $2.7 for the three months ended September 30, 2025.
(b)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses and shown separately.

PART 1

Three Months Ended September 30, 2024	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$697.4	$509.9	$165.2	$22.3
Other Americas	353.1	297.9	41.4	13.8
	1,050.5	807.8	206.6	36.1
Southern Europe:(b)
France	1,156.8	987.5	128.1	41.2
Italy	419.1	350.2	41.5	27.4
Other Southern Europe	519.7	452.6	59.9	7.2
	2,095.6	1,790.3	229.5	75.8
Northern Europe	828.3	680.4	173.6	(25.7)
APME	562.8	474.1	65.7	23.0
Total Segments	4,537.2	3,752.6	675.4	109.2
Intercompany Eliminations	(7.0)	(4.6)	(2.4)	—
	$4,530.2	$3,748.0	$673.0	$109.2
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(30.2)
Intangible asset amortization expense(c)				(8.2)
Operating profit				70.8
Interest and other expenses, net				(11.6)
Earnings before income taxes				$59.2
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $2.5 for the three months ended September 30, 2024.
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

PART 1

Nine Months Ended September 30, 2025	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$2,053.7	$1,530.9	$471.2	$51.6
Other Americas	1,161.7	981.9	131.9	47.9
	3,215.4	2,512.8	603.1	99.5
Southern Europe:
France	3,288.5	2,818.4	386.2	83.9
Italy	1,336.2	1,124.7	128.5	83.0
Other Southern Europe	1,564.1	1,358.5	183.4	22.2
	6,188.8	5,301.6	698.1	189.1
Northern Europe	2,342.0	1,952.4	431.8	(42.2)
APME	1,522.2	1,266.6	182.4	73.2
Total Segments	13,268.4	11,033.4	1,915.4	319.6
Intercompany Eliminations	(24.4)	(20.3)	(4.1)	—
	$13,244.0	$11,013.1	$1,911.3	$319.6
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(137.1)
Impairment charges(b)				(88.7)
Intangible asset amortization expense(c)				(24.3)
Operating profit				69.5
Interest and other expenses, net				(41.7)
Earnings before income taxes				$27.8
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $7.5 for the nine months ended September 30, 2025.
(b)
Impairment charges for the nine months ended September 30, 2025 consist of a goodwill impairment related to our investments in Switzerland and the United Kingdom and an impairment of an indefinite lived intangible asset in our Switzerland business.
(c)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses and shown separately.

PART 1

Nine Months Ended September 30, 2024	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$2,074.8	$1,525.8	$487.3	$61.7
Other Americas	1,076.5	899.2	131.7	45.6
	3,151.3	2,425.0	619.0	107.3
Southern Europe:(b)
France	3,420.2	2,922.6	383.9	113.7
Italy	1,258.3	1,046.7	122.8	88.8
Other Southern Europe	1,496.4	1,299.2	170.8	26.4
	6,174.9	5,268.5	677.5	228.9
Northern Europe	2,535.9	2,091.4	472.6	(28.1)
APME	1,639.3	1,382.3	189.1	67.9
Total Segments	13,501.4	11,167.2	1,958.2	376.0
Intercompany Eliminations	(47.2)	(44.8)	(2.4)	—
	$13,454.2	$11,122.4	$1,955.8	$376.0
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(113.6)
Intangible asset amortization expense(c)				(24.6)
Operating profit				237.8
Interest and other expenses, net				(28.7)
Earnings before income taxes				$209.1
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $8.1 for the nine months ended September 30, 2024.
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

In the third quarter of 2025, we observed continued stabilization in several of our key markets. Latin America and Asia Pacific continued to experience good demand while demand in parts of Europe and North America saw continued stabilizing trends during the quarter. Employers are proving resilient but remain cautious in their workforce strategies with many maintaining current staffing levels and taking a measured approach to new hiring, reflecting ongoing macroeconomic and geopolitical uncertainties, including the impact of recent policy shifts and global trade dynamics. In Europe, particularly Northern Europe, employers continue to be more cautious, reflecting their greater exposure to economic and geopolitical headwinds. Although we are encouraged by signs of stabilization in some regions, we believe many employers are still awaiting greater clarity in the economic outlook before committing to increased workforce investments. As such, we expect the business environment to remain mixed.

During the third quarter of 2025, the United States dollar weakened on average, relative to the currencies in most of our markets, and overall had a favorable impact on our reported results. The changes in the foreign currency exchange rates had a 3.8% favorable impact on revenues from services. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same local currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

PART 1

During the third quarter of 2025 compared to the third quarter of 2024, we experienced a 4.6% revenue increase in the Americas, primarily driven by an increase in demand for our Manpower staffing services, partially offset by a decrease in demand for our Experis interim services and the unfavorable impact of currency exchange rates. During the third quarter of 2025 compared to the third quarter of 2024, we experienced a 5.2% revenue increase in Southern Europe, primarily due to the favorable impact of currency exchange rates, partially offset by the decreased demand for Manpower staffing services and decrease in demand for Talent Based Outsourcing (TBO). During the third quarter of 2025 compared to the third quarter of 2024, we experienced a -1.4% revenue decrease in Northern Europe, primarily due to a decrease in demand for our Manpower staffing services, a decrease in demand for our Experis interim services, and a decrease in demand for our permanent recruitment services, partially offset by the favorable impact of currency exchange rates. We experienced a -7.5% revenue decrease in APME in the third quarter of 2025 compared to the third quarter of 2024 primarily due to the disposition of our Korea business in 2024 which contributed to the decrease in revenue for our Manpower staffing and TBO services, partially offset by the favorable impact of currency exchange rates.

From a brand perspective, we experienced a revenue increase in Manpower while Experis and Talent Solutions experienced revenue decreases in the third quarter of 2025 compared to the third quarter of 2024. In our Manpower brand, the revenue increase was primarily due to increased demand for staffing services and Manpower consulting services, partially offset by decreased demand for TBO. The revenue decrease in our Talent Solutions brand, which includes RPO, MSP and our Right Management offerings, was primarily due to a decrease in demand for our Right Management outplacement services as well as decreased demand for our permanent recruitment services, partially offset by strong MSP revenue growth.

In the third quarter of 2025, our gross profit margin decreased 70 basis points compared to the third quarter of 2024, primarily attributable to decreases in our staffing and interim margins due to business mix changes driven by enterprise clients, lower permanent recruitment activity, and lower outplacement activity.

Our operating profit decreased -6.1% in the third quarter of 2025 and our operating profit margin decreased 20 basis points compared to the third quarter of 2024. Operating profit margin decreased in the third quarter of 2025 primarily due to the decrease in our gross profit margin and the non-recurrence of corporate cost reductions experienced in the prior year period.

Operating Results - Three Months Ended September 30, 2025 and 2024

The following table presents selected consolidated financial data for the three months ended September 30, 2025 as compared to 2024.

(in millions, except per share data)	2025	2024	Variance	Constant Currency Variance
Revenues from services	$4,634.4	$4,530.2	2.3%	(1.5)%
Cost of services	3,865.5	3,748.1	3.1%	(0.8)%
Gross profit	768.9	782.1	(1.7)%	(5.0)%
Gross profit margin	16.6%	17.3%
Selling and administrative expenses	702.3	711.3	(1.3)%	(5.1)%
Operating profit	66.6	70.8	(6.1)%	(3.5)%
Operating profit margin	1.4%	1.6%
Interest and other expenses, net	13.7	11.6	17.4%
Earnings before income taxes	52.9	59.2	(10.6)%	(11.5)%
Provision for income taxes	34.9	36.4	(4.2)%
Effective income tax rate	66.0%	61.5%
Net earnings	$18.0	$22.8	(20.9)%	(21.7)%
Net earnings per share – diluted	$0.38	$0.47	(18.8)%	(19.6)%
Weighted average shares – diluted	46.9	48.1	(2.6)%

PART 1

The year-over-year increase in revenues from services was 2.3% (-1.5% decrease in constant currency and 0.7% increase in organic constant currency) primarily attributed to:

•
a revenue increase in the Americas of 4.6% (5.5% increase in constant currency) primarily driven by a $77.6 increase in demand for our Manpower staffing services, partially offset by a $27.7 decrease in demand for our Experis interim services and a $10.0 unfavorable impact of currency exchange rates. The United States, our largest market in the Americas, experienced a revenue decrease of -0.9% primarily driven by a $27.5 decrease in demand for our Experis interim services, partially offset by a $20.1 increase in demand for our Manpower Staffing services and $10.6 increase in our MSP services. The revenue decrease in the United States was offset by our Other America countries, which experienced a revenue increase of $54.7.
•
a revenue increase in Southern Europe of 5.2% (-1.3% decrease in constant currency and -0.6% decrease in organic constant currency) primarily driven by a $137.1 favorable impact of currency exchange rates and a $5.8 increase in demand for our Manpower consulting services, partially offset by a $21.0 decrease in demand for our Manpower staffing services and a $9.5 decrease in demand for Outcome Based Solutions. France, the largest market in Southern Europe, experienced a revenue increase of 1.4% (-4.7% in constant currency) primarily driven by a $70.9 favorable impact of currency exchange rates, partially offset by a $47.7 decrease in demand for our Manpower staffing services. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 10.3% (increase of 3.7% in constant currency) primarily driven by the $27.9 favorable impact of currency exchange rates, a $14.5 increase in demand for our Manpower staffing services and a $2.1 increase in demand for our Manpower and Experis consulting services;
•
a revenue decrease in Northern Europe of -1.4% (-6.7% in constant currency and -6.2% in organic constant currency) primarily driven by a $31.2 decrease in demand for our Experis interim services, a $7.5 decrease in demand for our outplacement services, and a $7.3 decrease in demand for our Manpower staffing services, partially offset by the $43.8 favorable impact of currency exchange rates. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $28.1 and Germany of $20.5, which represented revenue decreases of -9.6% and -17.0%, respectively (-12.8% and -21.9%, respectively, in constant currency). This was partially offset by increases in Belgium of $15.9, the Nordics of $4.0, and the Netherlands of $2.3, which represented revenue increases of 19.9%, 2.7%, and 2.5% respectively (increased 12.8%, decreased -4.2%, and decreased -3.6% respectively, in constant currency); and
•
a revenue decrease in APME of -7.5% (-8.0% in constant currency and an 8.2% increase in organic constant currency) primarily driven by the disposition and franchising of our Korea business in 2024. Offsetting the disposition were revenue increases in Japan of $20.4 and India of $5.9 and a $3.0 favorable impact of currency exchange rates. Japan's revenue increase is primarily due to a $14.0 increase in demand for our Manpower staffing services and $1.9 increase in demand for our Experis interim services. India's revenue increase is primarily due to a $4.6 increase in demand for our Manpower staffing services and a $3.3 increase in demand for our Experis interim services.

The year-over-year 70 basis point decrease in gross profit margin was primarily attributed to:

•
a 40 basis point unfavorable impact from the decrease in staffing and interim margins due to business mix shifts driven by enterprise clients;
•
a 20 basis point unfavorable impact from decreases in permanent recruitment margins due to lower levels of activity; and
•
a 10 basis point unfavorable impact from the decrease in career transition margins.

PART 1

The -1.3% decrease in selling and administrative expenses in the third quarter of 2025 (-5.1% in constant currency and -4.0% in organic constant currency) was primarily attributed to:

•
a $19.6 decrease (-1.2% reported, -4.3% in constant currency, and -3.2% in organic constant currency) in personnel costs primarily due to a $12.0 decrease in salaries and other personnel costs as we saw the effects of restructuring actions previously taken;
•
a $14.2 decrease (-1.0% reported, -7.7% in constant currency and -6.1% in organic constant currency) in non-personnel costs primarily due to a $3.1 reduction in office lease and occupancy costs and broader cost-cutting measures which impacted multiple expense streams; and
•
a $13.9 decrease (-38.1% reported, -40.2% in constant currency and organic constant currency) in restructuring costs when compared to the third quarter of 2024; partially offset by
•
a $27.2 increase due to the impact of changes in currency exchange rates; and
•
a $10.7 increase (35.5% reported, in constant currency, and in organic constant currency) in corporate expense due to one-off reductions in the prior year.

Selling and administrative expenses as a percent of revenues decreased 50 basis points in the third quarter of 2025 compared to the third quarter of 2024 due primarily to:

•
a 30 basis point favorable impact as a result of lower personnel costs primarily due to a decrease in salaries and other personnel costs due to the effects of restructuring actions previously taken; and
•
a 30 basis point favorable impact as a result of the decrease in restructuring costs incurred in the third quarter of 2025 compared to the third quarter of 2024; partially offset by
•
a 10 basis point unfavorable impact due to the changes in currency exchange rates.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $17.1 in the third quarter of 2025 compared to $16.9 in the third quarter of 2024 primarily due to increased revolver borrowings. Foreign exchange loss, net was $2.4 in the third quarter of 2025 compared to $1.0 in the third quarter of 2024 primarily due to non-cash currency translation loss related to our Argentina business. Miscellaneous income, net was $5.8 in the third quarter of 2025 compared to $6.3 in the third quarter of 2024.

We recorded income tax expense at an effective rate of 66.0% for the three months ended September 30, 2025, as compared to an effective rate of 61.5% for the three months ended September 30, 2024. The 2025 rate was unfavorably impacted by the lower level and overall mix of earnings and the 2025 enacted French exceptional corporate income tax surcharge. The 66.0% effective tax rate for the third quarter of 2025 was higher than the United States Federal statutory rate of 21% primarily due to the factors noted above as well as tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances and the French business tax.

Net earnings per share - diluted was $0.38 in the third quarter of 2025 compared to $0.47 in the third quarter of 2024. Restructuring costs and a non-cash currency translation charge related to our Argentina business unfavorably impacted net earnings per share - diluted by approximately $0.45, net of tax, in the third quarter of 2025.

Weighted average shares - diluted decreased to 46.9 million in the third quarter of 2025 from 48.1 million in the third quarter of 2024. This decrease was due to the impact of share repurchases completed since the third quarter of 2024, partially offset by grants of share-based awards.

PART 1

Operating Results - Nine Months Ended September 30, 2025 and 2024

The following table presents selected consolidated financial data for the nine months ended September 30, 2025 as compared to 2024.

(in millions, except per share data)	2025	2024	Variance	Constant Currency Variance
Revenues from services	$13,244.0	$13,454.2	(1.6)%	(3.2)%
Cost of services	11,013.1	11,122.5	(1.0)%	(2.7)%
Gross profit	2,230.9	2,331.7	(4.3)%	(5.7)%
Gross profit margin	16.8%	17.3%
Selling and administrative expenses	2,161.4	2,093.9	3.2%	1.7%
Operating profit	69.5	237.8	(70.8)%	(70.0)%
Operating profit margin	0.5%	1.8%
Interest and other expenses, net	41.7	28.7	45.0%
Earnings before income taxes	27.8	209.1	(86.7)%	(85.5)%
Provision for income taxes	71.3	86.5	(17.6)%
Effective income tax rate	256.5%	41.4%
Net (loss) earnings	$(43.5)	$122.6	(135.5)%	(138.6)%
Net (loss) earnings per share – diluted	$(0.93)	$2.53	(136.9)%	(140.1)%
Weighted average shares – diluted	46.6	48.5	(3.9)%

The year-over-year decrease in revenues from services of -1.6% (-3.2% in constant currency and -1.0% in organic constant currency) was attributed to:

•
a revenue increase in the Americas of 2.0% (4.2% in constant currency) primarily driven by a $216.8 increase in demand for our Manpower staffing services and a $13.0 increase in demand for TBO, partially offset by a decrease in demand for Experis interim services of $99.6, and a $69.8 unfavorable impact of currency exchange rates. The United States, our largest market in the Americas, experienced a revenue decrease of -1.0% primarily driven by a $85.1 decrease in demand for our Experis interim services, partially offset by a $56.0 increase in demand for our Manpower staffing services and a $27.1 increase in demand for our MSP services. The revenue decrease in the United States was offset by our Other America countries, which experienced a revenue increase of $85.2.
•
a revenue increase in Southern Europe of 0.2% (-2.9% decrease in constant currency and -2.2% decrease in organic constant currency) primarily driven by the $195.9 favorable impact of currency exchange rates and an $11.8 increase in our Manpower consulting services, partially offset by a $157.8 decrease in demand for our Manpower staffing services, a $20.0 decrease in demand for our Outcome Based Solutions, an $11.4 decrease in demand for our Experis interim services, and an $8.2 decrease in demand for our permanent recruitment services. France, the largest market in Southern Europe, experienced a revenue decrease of -3.9% (-6.8% in constant currency) primarily driven by a $215.5 decrease in demand for our Manpower staffing services and a $7.7 decrease in demand for our permanent recruitment services, partially offset by the $99.9 favorable impact of currency exchange rates. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 6.2% (3.0% in constant currency) primarily driven by the $40.1 favorable impact of currency exchange rates, a $38.9 increase in demand for our Manpower staffing services, and an $8.4 increase in demand for our Manpower and Experis consulting services.
•
a revenue decrease in Northern Europe of -7.6% (-10.5% in constant currency and -10.3% in organic constant currency) primarily driven by a $120.8 decrease in demand for our Manpower staffing services, an $86.8 decrease in demand for our Experis interim services, a $19.2 decrease in demand for our permanent recruitment services, and a $19.6 decrease in demand for our Experis Solutions services, partially offset by the $72.8 favorable impact of currency exchange rates. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $104.1, Germany of $82.2, the Nordics of $33.8, and the Netherlands of $8.3, partially offset by an increase in Belgium of $14.4, which represented revenue decreases of -11.7%, -22.3%, -7.0%, -2.9% and an increase of 6.2%, respectively (-14.3%, -24.4%, -10.1%, -5.7% and an increase of 2.9%, respectively, in constant currency); and
•
a revenue decrease in APME of -7.1% (-8.4% decrease in constant currency and an increase of 7.8% in organic constant currency) primarily driven by the disposition and franchising of our Korea business in 2024. Offsetting the disposition were revenue increases in Japan of $75.4 and India of $17.3, and a $20.6 favorable impact of currency exchange rates. Japan's revenue increase is primarily due to a $41.3 increase in demand for our Manpower staffing services, a $19.1 favorable impact of currency exchange rates, and a $7.8 increase in demand for our Experis interim service. India's increase is primarily due to a $17.2 increase in demand for our Manpower staffing service, partially offset by a $7.5 unfavorable impact of currency exchange rates.

PART 1

The year-over-year 50 basis point decrease in gross profit margin was primarily attributed to:

•
a 20 basis point unfavorable impact from the decrease in staffing and interim margins from mix shifts;
•
a 20 basis point unfavorable impact from decreases in permanent recruitment; and
•
a 10 basis point unfavorable impact from decreased demand for our career transition services.

The 3.2% increase in selling and administrative expenses in the first nine months of 2025 (1.7% in constant currency and 2.9% in organic constant currency) was primarily attributed to:

•
goodwill and indefinite-lived intangible asset impairment charges of $88.7 which were related to our Switzerland and United Kingdom reporting units;
•
a $33.0 increase due to the impact of currency exchange rates;
•
a $23.5 increase (20.7% reported, in constant currency and in organic constant currency) in corporate expense due to one-off reductions in the prior year; and
•
a $13.7 increase (44.2% reported, 39.4% in constant currency and organic constant currency) in restructuring costs incurred in the first nine months of 2025 compared to the first nine months of 2024; partially offset by
•
a $56.6 decrease (-2.9% reported, -4.1% in constant currency and -3.1% in organic constant currency) in personnel costs primarily due to a $30.2 decrease in salaries as we saw the effects of restructuring actions previously taken, a $16.0 decrease in bonuses and sales commission costs, and a $10.5 decrease in other personnel costs; and
•
a $9.2 decrease (-19.5% reported, -20.0% in constant currency and -12.3% in organic constant currency) in other office costs.

Selling and administrative expenses as a percent of revenues increased 70 basis points in the first nine months of 2025 compared to the first nine months of 2024 due primarily to:

•
a 70 basis point increase attributable to our goodwill and indefinite lived intangible asset impairment charges which were related to our Switzerland and United Kingdom reporting units;
•
a 10 basis point unfavorable impact as a result of the increase in restructuring costs incurred in the first nine months of 2025 compared to the first nine months of 2024; partially offset by
•
a 10 basis point favorable impact as personnel costs decreased as a percent of revenues primarily due to decreased bonuses and sales commissions.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $50.5 in the first nine months of 2025 compared to $42.6 in the first nine months of 2024 primarily due to increased revolver and other short-term borrowings during the period. Foreign exchange loss, net was $4.6 in the first nine months of 2025 compared to $5.2 in the first nine months of 2024 primarily due to a reduction in foreign currency exchange losses year over year. Miscellaneous income, net was $13.4 in the first nine months of 2025 compared to $19.1 in the first nine months of 2024.

We recorded income tax expense at an effective rate of 256.2% for the nine months ended September 30, 2025, as compared to an effective rate of 41.4% for the nine months ended September 30, 2024. The 2025 rate was unfavorably impacted by the goodwill and indefinite lived intangible asset impairment charges recorded in Switzerland and the United Kingdom and losses on the disposals of South Africa and New Caledonia, all of which are non-deductible. The 2025 rate was also unfavorably impacted by the lower level and overall mix of earnings due in part to restructuring costs recorded and the 2025 enacted French exceptional corporate income tax surcharge. The 256.2% effective tax rate for the nine months ended September 30, 2025 was higher than the United States Federal statutory rate of 21% primarily due to the factors noted above as well as tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances and the French business tax.

Net loss per share - diluted was $0.93 in the first nine months of 2025 compared to net earnings per share of $2.53 in the first nine months of 2024. Goodwill and intangible asset impairment charges recorded in the first nine months of 2025 unfavorably impacted net loss per share - diluted by $1.79. Restructuring costs and other items unfavorably impacted net earnings per share - diluted by approximately $1.10, net of tax, in the first nine months of 2025. The loss from the disposition of subsidiaries recorded in the first nine months of 2025 unfavorably impacted net earnings per share - diluted by approximately $0.13, net of tax.

PART 1

Weighted average shares - diluted decreased to 46.6 in the first nine months of 2025 from 48.5 in the first nine months of 2024. This decrease was due to the impact of share repurchases completed since the first nine months of 2024, partially offset by grants of share-based awards.

Segment Operating Results

Americas

In the Americas, revenues from services increased 4.6% (5.5% increase in constant currency) in the third quarter of 2025 compared to the third quarter of 2024. In the United States (which represented 63% of the Americas' revenues), revenues from services decreased -0.9% in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by a $27.5 decrease in demand for our Experis interim services, partially offset by a $20.1 increase in demand for our Manpower staffing services. In Other Americas, revenues from services increased 15.5% (18.3% in constant currency) in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by a $57.5 increase in demand for our Manpower staffing services and a $3.7 increase in demand for TBO, partially offset by the $10.0 unfavorable impact of foreign currency exchange rates. Within our Other Americas segment, we experienced an increase in Chile of $11.8, Mexico of $5.5, Canada of $3.0, and Argentina of $0.9, which represented increases of 33.1%, 9.9%, 3.9%, and 2.8%, respectively (37.3%, 8.1%, 4.9%, and 45.2%, respectively, in constant currency).

In the Americas, revenues from services increased 2.0% (4.2% increase in constant currency) in the first nine months of 2025 compared to the first nine months of 2024. In the United States, revenues from services decreased -1.0% in the first nine months of 2025 compared to the first nine months of 2024, primarily driven by an $85.1 decrease in demand for our Experis interim services, partially offset by a $56.0 increase in demand for our Manpower staffing services. In Other Americas, revenues from services increased 7.9% (14.4% in constant currency) in the first nine months of 2025 compared to the first nine months of 2024, primarily driven by a $160.8 increase in demand for our Manpower staffing services and a $13.0 increase in demand for TBO, partially offset by the $69.8 unfavorable impact of foreign currency exchange rates and a $14.5 decrease in demand for our Experis interim services. Within our Other Americas segment, we experienced an increase in Chile of $36.8, Peru of $23.0, Colombia of $23.0, and Argentina of $16.7, which represented increases of 38.5%, 25.9%, 20.1%, and 19.0%, respectively (41.4%, 21.5%, 24.4%, and 57.1%, respectively, in constant currency), partially offset by decreases in Canada and Mexico of $15.3, or -6.5%, and $11.5, or -6.2%, respectively (-4.1% decrease and 3.2% increase in constant currency, respectively).

Gross profit margin decreased 110 basis points in the third quarter of 2025 compared to the third quarter of 2024. This decrease was primarily due to decreased activity in our Experis interim services, which contributed 100 basis points to the decrease, and decreased activity in our outplacement services, which contributed 10 basis points to the decrease.

Gross profit margin decreased 110 basis points in the first nine months of 2025 compared to the first nine months of 2024. This decrease was primarily due to decreased activity in our Experis interim services and permanent recruitment services, which contributed 120 basis points and 20 basis points, respectively, to the decrease, partially offset by increased margins in our Manpower staffing services, which offset the decrease by 30 basis points.

Selling and administrative expenses decreased -1.6% (-0.9% in constant currency) in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by a $1.8 decrease in non-personnel costs and the $1.4 favorable impact of currency exchange rates, partially offset by a $2.1 increase in personnel costs.

Selling and administrative expenses decreased -2.6% (-1.0% decrease in constant currency) in the first nine months of 2025 compared to the first nine months of 2024, primarily driven by the $9.9 favorable impact of currency exchange rates, partially offset by a $3.1 increase in personnel costs and a $1.6 increase in non-personnel costs.

OUP increased 5.1% (4.8% increase in constant currency) in the third quarter of 2025, which represented a 3.4% OUP margin, no change from the 3.4% in the third quarter of 2024. This OUP increase was primarily due to increased profitability in our Canada and Central America businesses of $1.5 and $0.7, respectively. In the United States, OUP margin decreased to 3.0% in the third quarter of 2025 from 3.2% in the third quarter of 2024 primarily due to decreased margins in our Experis interim business and our permanent placement business. Other Americas OUP margin increased to 4.3% in the third quarter of 2025 from 3.9% in the third quarter of 2024 primarily due to an increase in our gross profit margin.

PART 1

OUP decreased -7.2% (-5.5% in constant currency) in the first nine months of 2025, which represented a 3.1% OUP margin, a decrease from 3.4% in the first nine months of 2024. This OUP decrease was primarily due to decreased profitability in our United States business of $10.1, which experienced decreased demand in our higher-margin Experis interim services. In the United States, OUP margin decreased to 2.5% in the first nine months of 2025 from 3.0% in the first nine months of 2024 primarily due to business mix, partially offset by a decrease in our selling and administrative expenses as a percent of revenue. Other Americas OUP margin decreased to 4.1% in the first nine months of 2025 from 4.2% in the first nine months of 2024 primarily due to a decrease in our gross profit margin.

Southern Europe

In Southern Europe, revenues from services increased 5.2% (-1.3% decrease in constant currency and -0.6% decrease in organic constant currency) in the third quarter of 2025 compared to the third quarter of 2024 primarily due to a $137.1 favorable impact of currency exchange rates, partially offset by a $21.0 decrease in demand for Manpower staffing services. In France (which represented 53% of Southern Europe’s revenues), revenues from services increased 1.4% (-4.7% decrease in constant currency) in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by the $70.9 favorable impact of currency exchange rates, partially offset by a $47.7 decrease in demand for our Manpower staffing services. In Italy (which represented 21% of Southern Europe’s revenues), revenues from services increased 10.3% (3.7% in constant currency) in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by the $27.9 favorable impact of currency exchange rates, a $14.5 increase in demand for our Manpower staffing services, and a $2.1 increase in demand for our Manpower and Experis consulting services. In Other Southern Europe, revenues from services increased 9.6% (2.2% in constant currency and 5.1% in organic constant currency) in the third quarter of 2025 compared to the third quarter of 2024, primarily due to the $38.4 favorable impact of currency exchange rates, partially offset by a $2.5 decrease in demand for our Experis interim services. Within our Other Southern Europe segment, we experienced a revenue increase in Spain of $26.0, or 18.7% (11.5% in constant currency), partially offset by a revenue decrease in Switzerland of $4.9, or -4.4% (-11.7% in constant currency).

In Southern Europe, revenues from services increased 0.2% (-2.9% decrease in constant currency and -2.2% decrease in organic constant currency) in the first nine months of 2025 compared to the first nine months of 2024 primarily due to a $157.8 decrease in demand for our Manpower staffing services and an $11.4 decrease in demand for our Experis interim services, partially offset by the $195.9 favorable impact of currency exchange rates. In France, revenues from services decreased -3.9% (-6.8% in constant currency) in the first nine months of 2025 compared to the first nine months of 2024, primarily driven by a $215.5 decrease in demand for our Manpower staffing services and a $7.7 decrease in demand for our permanent recruitment services, partially offset by the $99.9 favorable impact of currency exchange rates. In Italy, revenues from services increased 6.2% (3.0% in constant currency) in the first nine months of 2025 compared to the first nine months of 2024, primarily driven by the $40.1 favorable impact of currency exchange rates, a $38.9 increase in demand for our Manpower staffing services, and an $8.4 increase in demand for our Manpower and Experis consulting services. In Other Southern Europe, revenues from services increased 4.5% (0.8% in constant currency and 3.9% in organic constant currency) in the first nine months of 2025 compared to the first nine months of 2024, primarily due to the $55.9 favorable impact of currency exchange rates, partially offset by a $11.6 decrease in demand for our Outcome Based Solutions. Within our Other Southern Europe segment, we experienced a revenue increase in Spain of $60.5, or 16.2% (12.6% in constant currency), partially offset by a revenue decrease in Switzerland of $31.8, or -9.6% (-14.1% in constant currency).

Gross profit margin decreased 60 basis points in the third quarter of 2025 compared to the third quarter of 2024. This decrease was primarily due to higher activity in our Manpower staffing services, which contributed 50 basis points to the decrease, and lower activity in our outplacement services, which contributed 20 basis points to the decrease, partially offset by a 10 basis point increase from our consulting business.

Gross profit margin decreased 40 basis points in the first nine months of 2025 compared to the first nine months of 2024. This decrease was primarily due to higher activity in our Manpower staffing services, which contributed 20 basis points to the decrease, and lower activity in our permanent recruitment services and Manpower training services, which each contributed 10 basis points to the decrease.

Selling and administrative expenses increased 5.9% (-0.6% decrease in constant currency and 0.2% increase in organic constant currency) during the third quarter of 2025 compared to the third quarter of 2024, primarily due to the $15.0 unfavorable impact of currency exchange rates and an increase of $1.2 in non-personnel costs, partially offset by $3.5 decrease in personnel costs in the first nine months of 2025.

Selling and administrative expenses, excluding impairment charges, increased 3.0% (-0.1% decrease in constant currency and 0.8% increase in organic constant currency) during the first nine months of 2025 compared to the first nine months of 2024, primarily due to the $21.0 unfavorable impact of currency exchange rates and an increase of $14.1 in non-personnel costs, partially offset by a decrease of $15.1 in personnel costs incurred in the first nine months of 2025.

PART 1

OUP decreased -13.4% (-18.9% in constant currency and -19.4% in organic constant currency) in the third quarter of 2025, which represented a 3.0% OUP margin, a decrease from 3.6% in the third quarter of 2024. This OUP decrease was primarily due to decreased profitability in France of $10.5. In France, the OUP margin decreased to 2.6% for the third quarter of 2025 compared to 3.6% for the third quarter of 2024, primarily driven by increases in selling and administrative expenses as a percent of revenue. In Italy, the OUP margin decreased to 5.8% for the third quarter of 2025 compared to 6.5% for the third quarter of 2024 primarily due to a decrease in gross profit margin as we saw decreased activity in our higher-margin permanent recruitment services. In Other Southern Europe, the OUP margin remained constant at 1.4% for the third quarter of 2025 from 1.4% for the third quarter of 2024.

OUP decreased -17.4% (-20.2% in constant currency and -20.7% in organic constant currency) in the first nine months of 2025, which represented a 3.1% OUP margin, a decrease from 3.7% in the first nine months of 2024. This OUP decrease was primarily due to decreased profitability in France of $29.8. In France, the OUP margin decreased to 2.6% for the first nine months of 2025 compared to 3.3% for the first nine months of 2024, primarily driven by increases in selling and administrative expenses as a percent of revenue. In Italy, the OUP margin decreased to 6.2% for the first nine months of 2025 compared to 7.1% for the first nine months of 2024 primarily due to a decrease in gross profit margin as we saw decreased activity in our higher-margin permanent recruitment services. In Other Southern Europe, the OUP margin decreased to 1.4% for the first nine months of 2025 from 1.8% for the first nine months of 2024 primarily due to an increase in our selling and administrative expenses as a percent of revenue.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 32%, 19%, 12%, 12% and 12%, respectively, of Northern Europe’s revenues). In the Northern Europe region, revenues from services decreased -1.4% (-6.7% in constant currency and -6.2% in organic constant currency) in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by a $31.2 decrease in demand for our Experis interim services and a $7.3 decrease in demand for our Manpower staffing services, partially offset by the $43.8 favorable impact of currency exchange rates. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $28.1 and Germany of $20.5, which represented revenue decreases of -9.6% and -17.0%, respectively (-12.8% and -21.9%, respectively, in constant currency). These decreases were partially offset by increases in Belgium of $15.9, the Nordics of $4.0, and the Netherlands of $2.3, which represented revenue increases of 19.9%, 2.7%, and 2.5% respectively (increased 12.8%, decreased -4.2%, and decreased -3.6% respectively, in constant currency).

In the Northern Europe region, revenues from services decreased -7.6% (-10.5% in constant currency and -10.3% in organic constant currency) in the first nine months of 2025 compared to the first nine months of 2024, primarily driven by a $120.8 decrease in demand for our Manpower staffing services and an $86.8 decrease in demand for our Experis interim services, partially offset by the $72.8 favorable impact of currency exchange rates. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $104.1, Germany of $82.2, the Nordics of $33.8, and the Netherlands of $8.3 and an increase in Belgium of $14.4, which represented revenue decreases of -11.7%, -22.3%, -7.0%, and -2.9% and an increase of 6.2%, respectively (-14.3%, -24.4%, -10.1%, and -5.7% and an increase of 2.9%, respectively, in constant currency).

Gross profit margin decreased by 170 basis points in the third quarter of 2025 compared to the third quarter of 2024. The decrease was primarily due to a decrease in our Experis interim margins, which had a 60 basis point impact, a decrease in outplacement, which had a 50 point impact, and decreased activity in our higher-margin permanent recruitment business, which had a 60 basis point impact.

Gross profit margin decreased by 90 basis points in the first nine months of 2025 compared to the first nine months of 2024. The decrease was primarily due to decreased activity in our higher-margin permanent recruitment business, which had a 50 basis point impact, and a decrease in our Experis interim margins, which had a 40 basis point impact.

Selling and administrative expenses decreased -15.1% (-23.7% in constant currency and -23.6% in organic constant currency) in the third quarter of 2025 compared to the third quarter of 2024. The decrease was primarily driven by a $17.0 decrease in personnel costs as we experienced the impacts of restructuring actions previously taken, a $13.4 decrease in non-personnel costs, and an $11.4 decrease in restructuring costs taken in the third quarter of 2025 compared to the third quarter of 2024.

Selling and administrative expenses, excluding impairment charges, decreased -8.6% (-11.5% in constant currency and -11.4% in organic constant currency) in the first nine months of 2025 compared to the first nine months of 2024. The decrease was primarily driven by a $43.4 decrease in personnel costs as we experienced the impacts of restructuring actions previously taken. This decrease was partially offset by an increase of $10.6 in restructuring costs incurred in the first nine months of 2025.

PART 1

OUP in Northern Europe increased 42.3% (72.3% in constant currency and 72.4% in organic constant currency) in the third quarter of 2025, which represented a -1.8% OUP margin, an increase from -3.1% in the third quarter of 2024. This OUP margin increase was primarily driven by OUP increases in the Nordics of $12.9. The OUP margin increase was primarily driven by a decrease in SG&A as a percentage of revenue.

OUP in Northern Europe decreased -50.2% (-44.4% in constant currency and -43.3% in organic constant currency) in the first nine months of 2025, which represented a -1.8% OUP margin, a decrease from -1.1% in the first nine months of 2024. This OUP margin decrease was primarily driven by an OUP decrease in United Kingdom of $23.2. The OUP margin decrease was primarily driven by a decrease in gross profit margin and an increase in restructuring costs recorded in 2025.

APME

Revenues from services decreased -7.5% (-8.0% decrease in constant currency and an 8.2% increase in organic constant currency) in the third quarter of 2025 compared to the third quarter of 2024 primarily driven by the disposition and franchising of our Korea business in 2024. In Japan (which represented 60% of APME’s revenues), revenues from services increased by $20.4, or 7.0% (6.0% in constant currency), primarily driven by a $14.0 increase in demand for our Manpower staffing services, $3.0 favorable impact of currency exchange rates, and a $1.9 increase in demand for our Experis interim services. In India (which represented 13% of APME’s revenues), revenues from services increased by $5.9, or 9.4% (14.1% in constant currency), primarily driven by a $4.6 increase in demand for our Manpower staffing services and a $3.3 increase in demand for our Experis interim services, partially offset by the $2.9 unfavorable impact of currency exchange rates.

Revenues from services decreased -7.1% (-8.4% decrease in constant currency and a 7.8% increase in organic constant currency) in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by the Korea disposition and franchising. In Japan, revenues from services increased by $75.4, or 9.0% (6.7% in constant currency), primarily driven by a $41.3 increase in demand for our Manpower staffing services, the $19.1 favorable impact of currency exchange rates, and a $7.8 increase in demand for our Experis interim services. In India, revenues from services increased by $17.3, or 9.3% (13.4% in constant currency), primarily driven by a $17.2 increase in demand for our Manpower staffing services, partially offset by the $7.5 unfavorable impact of currency exchange rates.

Gross profit margin increased by 100 basis points in the third quarter of 2025 compared to the third quarter of 2024, primarily due to increased margins for our Experis brand, which contributed 60 basis points to the increase, and increased margins for our Manpower and Talent Solutions brands, which each contributed 20 basis points to the increase.

Gross profit margin increased by 110 basis points in the first nine months of 2025 compared to the first nine months of 2024, primarily due to increased margins for our Experis brand, which contributed 60 basis points to the increase and increased margins for our Manpower brand, which contributed 50 basis points to the increase.

Selling and administrative expenses decreased -7.8% (decreased -6.9% in constant currency and increased 3.0% in organic constant currency) in the third quarter of 2025 compared to the third quarter of 2024. The decrease is primarily due to the $3.4 decrease in non-personnel costs and $1.2 decrease in personnel costs.

Selling and administrative expenses decreased -3.4% (decreased -4.5% in constant currency and increased 5.6% in organic constant currency) in the first nine months of 2025 compared to the first nine months of 2024. The decrease is primarily due to a $4.3 reduction in other office costs and a $2.2 reduction in restructuring costs, partially offset by the $2.1 unfavorable impact of currency exchange rates.

OUP in APME increased 15.8% (11.4% in constant currency and 22.0% in organic constant currency) in the third quarter of 2025, which represented a 5.1% OUP margin, an increase from 4.1% in the third quarter of 2024. This OUP margin increase was primarily driven by increased activity and gross profit margin improvements in our staffing and interim services, partially offset by an increase in selling and administrative expenses as percent of revenue.

OUP in APME increased 7.5% (5.5% in constant currency and 15.6% in organic constant currency) in the first nine months of 2025, which represented a 4.8% OUP margin, an increase from 4.1% in the first nine months of 2024. This OUP margin increase was primarily driven by increased activity and gross profit margin improvements in our staffing and interim services, partially offset by an increase in selling and administrative expenses as percent of revenue.

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended September 30, 2025, Compared to 2024
	Reported Amount	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$690.8	(0.9)%	—	(0.9)%	—	(0.9)%
Other Americas	407.9	15.5%	(2.8)%	18.3%	—	18.3%
	1,098.7	4.6%	(0.9)%	5.5%	—	5.5%
Southern Europe:
France	1,173.5	1.4%	6.1%	(4.7)%	—	(4.7)%
Italy	462.5	10.3%	6.6%	3.7%	—	3.7%
Other Southern Europe	569.5	9.6%	7.4%	2.2%	(2.9)%	5.1%
	2,205.5	5.2%	6.5%	(1.3)%	(0.7)%	(0.6)%
Northern Europe	816.8	(1.4)%	5.3%	(6.7)%	(0.5)%	(6.2)%
APME	520.5	(7.5)%	0.5%	(8.0)%	(16.2)%	8.2%
	4,641.5
Intercompany Eliminations	(7.1)
Consolidated	$4,634.4	2.3%	3.8%	(1.5)%	(2.2)%	0.7%
Gross Profit	$768.9	(1.7)%	3.3%	(5.0)%	(1.3)%	(3.7)%
Selling and Administrative Expenses	$702.3	(1.3)%	3.8%	(5.1)%	(1.1)%	(4.0)%
Operating Profit	$66.6	(6.1)%	(2.6)%	(3.5)%	(2.5)%	(1.0)%

PART 1

	Nine Months Ended September 30, 2025, Compared to 2024
	Reported Amount	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$2,053.7	(1.0)%	—	(1.0)%	—	(1.0)%
Other Americas	1,161.7	7.9%	(6.5)%	14.4%	—	14.4%
	3,215.4	2.0%	(2.2)%	4.2%	—	4.2%
Southern Europe:
France	3,288.5	(3.9)%	2.9%	(6.8)%	—	(6.8)%
Italy	1,336.2	6.2%	3.2%	3.0%	—	3.0%
Other Southern Europe	1,564.1	4.5%	3.7%	0.8%	(3.1)%	3.9%
	6,188.8	0.2%	3.1%	(2.9)%	(0.7)%	(2.2)%
Northern Europe	2,342.0	(7.6)%	2.9%	(10.5)%	(0.2)%	(10.3)%
APME	1,522.2	(7.1)%	1.3%	(8.4)%	(16.2)%	7.8%
	13,268.4
Intercompany Eliminations	(24.4)
Consolidated	$13,244.0	(1.6)%	1.6%	(3.2)%	(2.2)%	(1.0)%
Gross Profit	$2,230.9	(4.3)%	1.4%	(5.7)%	(1.2)%	(4.5)%
Selling and Administrative Expenses	$2,161.4	3.2%	1.5%	1.7%	(1.2)%	2.9%
Operating Profit	$69.5	(70.8)%	(0.8)%	(70.0)%	(0.7)%	(69.3)%

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of September 30, 2025, we had $185.9 of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

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

Conversely, as the demand for our services declines, we generally experience a decrease in our working capital needs. This occurs as the existing accounts receivable are collected and not replaced at the same level, and thus our accounts receivable balance declines. There is less of an effect on current liabilities due to the shorter cycle time of the payroll-related items. While this may result in an increase in our operating cash flows, longer payment terms and timing of payroll, tax and supplier-related payments significantly impact our cash position and cash flows each period. Any increase in operating cash flows from an economic slowdown would not be sustained in the event that a downturn continues for an extended period, as we are seeing in the current economic cycle.

Cash used in operating activities was $283.0 for the nine months ended September 30, 2025 compared to $61.6 provided for the nine months ended September 30, 2024. Changes in operating assets and liabilities utilized $408.3 and $155.8 of cash during the nine months ended September 30, 2025 and 2024, respectively. These changes were primarily attributable to the timing of collections and payments. Accounts receivable increased to $4,632.3 as of September 30, 2025 from $4,297.2 as of December 31, 2024 primarily due to the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by six days from December 31, 2024 to 58 days as of September 30, 2025.

PART 1

Cash used in investing activities was $48.7 and $41.9 for the nine months ended September 30, 2025 and 2024, respectively. Capital expenditures were $46.4 for the nine months ended September 30, 2025 compared to $39.8 for the nine months ended September 30, 2024. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. Our investing activities also include acquisitions and investments in companies throughout the world, including franchises. Total cash consideration paid for acquisitions, net of cash acquired, was $2.3 and $7.7 for the nine months ended September 30, 2025 and 2024, respectively.

Cash provided by financing activities was $59.5 for the nine months ended September 30, 2025 compared to $178.8 used in the nine months ended September 30, 2024. Net debt borrowings were $138.3 and $13.3 in the nine months ended September 30, 2025 and 2024, respectively. The larger borrowings in 2025 were due to our working capital needs.

Our €500.0 notes and €400.0 notes are due June 2026 and June 2027, respectively. We plan to refinance the notes at maturity, or prior to maturity, with new borrowings. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets for replacement of those notes.

Our $600.0 revolving credit agreement requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. The exclusion of certain restructuring expenses is also allowed in the determination of EBITDA in the agreement. During the second quarter of 2025, the definition of net debt in the agreement was amended to define net debt as total debt less cash in excess of $200.0 through December 31, 2025 and less cash in excess of $300.0 thereafter. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 3.18 to 1 and a fixed charge coverage ratio of 2.76 to 1 as of September 30, 2025. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

As of September 30, 2025, we had letters of credit of $0.4 issued and $73.0 drawn under our $600.0 revolving credit facility, reflecting year-to-date borrowings of $2,951.0 and repayments of $2,878.0. We also had $50.0 drawn under our $150.0 working capital facility. Additional borrowings of $526.6 and $100.0 were available to us under our $600.0 revolving credit facility and $150.0 working capital facility, respectively, as of September 30, 2025.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet the working capital needs of our subsidiary operations. As of September 30, 2025, such uncommitted credit lines totaled $371.4, of which $332.0 was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Additional borrowings of $332.0 could have been made under these lines as of September 30, 2025.

We have assessed our liquidity position as of September 30, 2025 and for the near future. As of September 30, 2025, our cash and cash equivalents balance was $274.6. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines to meet the working capital needs of our subsidiaries, of which $332.0 was available to use as of September 30, 2025. Our €500.0 ($586.1) notes mature in June 2026, and our €400.0 ($467.6) notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

PART 1

The following table provides an informational summary of our liquidity and capital structure as of:

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$274.6	$509.4
Available capacity under the revolving credit facility(a)	526.6	599.6
Available capacity under the working capital facility(b)	100.0	150.0
Available liquidity	$901.2	$1,259.0

Short-term borrowings	$85.7	$23.4
Current maturities of long-term debt	662.1	—
Long-term debt	468.3	929.4
Total debt	$1,216.1	$952.8
Total shareholders' equity (excludes non-controlling interests)	2,010.8	2,125.2
Total capitalization	$3,226.9	$3,078.0

Debt to capitalization	37.7%	31.0%
Long-term debt to total debt	38.5%	97.5%
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

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the nine months ended September 30, 2025, we repurchased 0.7 million shares under the 2023 authorization at a cost of $37.0. During the nine months ended September 30, 2024, we repurchased 1.5 million shares under the 2023 authorization at a cost of $106.0. As of September 30, 2025, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

We had aggregate commitments of $2,511.5 as of September 30, 2025 related to debt, operating leases, severance and office closure costs, and certain other commitments compared to $2,279.6 as of December 31, 2024.

We also have entered into guarantee contracts and stand-by letters of credit totaling $705.4 and $571.0 as of September 30, 2025 and December 31, 2024, respectively ($661.6 and $524.2 for guarantees as of September 30, 2025 and December 31, 2024, respectively, and $43.8 and $46.8 for stand-by letters of credit, respectively). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit were $1.3 and $1.1 for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, we recorded $51.6 in restructuring costs, of which $21.4 was recorded during the three months ended September 30, 2025. During the three and nine months ended September 30, 2024, we recorded $37.6 in restructuring costs. Payments made from the restructuring reserve were $22.7 and $51.7 during the three and nine months ended September 30, 2025, respectively. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $43.7 reserve will be paid by the end of 2025.

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

PART 1

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. Significant assumptions used in our goodwill impairment tests include: expected future revenue growth rates, OUP margins, working capital levels, discount rates, and terminal value multiples.

Management closely monitors the financial and operating results relative to the assumptions used in our fair value estimates, as well as macroeconomic conditions and strategic initiatives that may impact the reporting units. During the second quarter of 2025, in connection with the preparation of our financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit was below its carrying amount. We identified several factors affecting our United Kingdom and Switzerland reporting units that led us to conclude an interim goodwill impairment assessment was necessary. These factors included deterioration of the macroeconomic and local market conditions, financial performance below management’s planned revenue and OUP expectations for the first half of 2025, and downward revisions to full-year 2025 revenue and OUP projections. As a result, we recognized a partial non-cash goodwill impairment loss of $33.4 for our United Kingdom reporting unit in our Northern Europe segment and $24.7 for our Switzerland reporting unit in our Southern Europe segment, reducing their carrying values to estimated fair value. Key assumptions in the United Kingdom discounted cash flow valuation included a discount rate of 11.4%, working capital as a percentage of revenue of 6.6%, revenue growth for the next 10 years ranging from -8.4% to 10.0%, and terminal value revenue growth and OUP margin of 3.0% and 3.2%, respectively. Key assumptions in the Switzerland discounted cash flow valuation included a discount rate of 11.2%, working capital as a percentage of revenue of 10.5%, revenue growth for the next 10 years ranging from -12.4% to 12.0% and terminal value revenue growth and OUP margin of 3.0% and 4.2%, respectively.

During the third quarter of 2025, we completed the annual impairment test of our goodwill and indefinite-lived intangible assets. The fair value exceeded the carrying amount by more than 10% for all reporting units except the United Kingdom and Switzerland, whose carrying values had already been adjusted to fair value in the second quarter. As of September 30, 2025, the goodwill balances related to our United Kingdom and Switzerland reporting units were $77.9 and $35.4, respectively.

Due to current macroeconomic conditions in North America and Europe, our assumptions for near-term revenue growth and OUP margins were lower than in the prior year, resulting in reduced excess fair value for several reporting units. Key assumptions for reporting units included in the North America and Europe segments included average revenue growth rates for the next 10 years of 3.3% and 2.6%, respectively, average OUP margins of 5.8% and 2.4%, respectively, and discount rates ranging from 9.4% to 10.8% and 10.1% to 12.4%, respectively. Management closely monitors the performance and assumptions used in our fair value estimates, along with macroeconomic and operational developments that may impact future impairment assessments.

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

PART 1

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

During the quarter ended September 30, 2025, we completed the implementation of a new enterprise resource planning (ERP) system Oracle Cloud ERP related to our North America segment and Corporate, which replaced several legacy systems used for procurement, invoice to cash processes and general ledger functions. As a result, we have made changes to our internal control over financial reporting to reflect the changes in the system environment and related processes.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 1

PART II - OTHER INFORMATION

Item 1A – Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in the 2024 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the third quarter of 2025. As of September 30, 2025, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
July 1 - 31, 2025	—		$—	—	1,931,551
August 1 - 31, 2025	4,920	(a)	$—	—	1,931,551
September 1 - 30, 2025	—		$—	—	1,931,551
Total	4,920		$—	—	1,931,551
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

Trading Plans

During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

PART 1

Item 6 – Exhibits

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language)

PART 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Name	Title	Date

/s/ John T. McGinnis	Executive Vice President and Chief Financial Officer	October 31, 2025
John T. McGinnis	(Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Eric Rozek	Vice President and Global Controller (Principal Accounting Officer)	October 31, 2025
Eric Rozek