Form 10-K
period 2025-12-31
ManpowerGroup Inc.
filed 2026-02-23
CIK 871763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,870,022,393 as of June 30, 2025. As of February 19, 2026, there were 46,419,646 of the registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Milwaukee, WI

Table of Contents

ManpowerGroup Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2025

Part I

PART I

The terms “we,” “our,” “us,” "ManpowerGroup," or “the Company” refer to ManpowerGroup Inc. and its consolidated subsidiaries.

Item 1. Business

Introduction and History

ManpowerGroup Inc. is a global leader in innovative workforce solutions. Through our network of approximately 2,100 offices in more than 70 countries and territories, we put millions of people to work each year with our global, multinational and local clients across all major industry segments. Our strong and distinct brands provide specialized solutions that drive organizations forward, accelerate individual success and help build more sustainable communities. We power the future of work.

By offering a comprehensive range of workforce solutions and services, we help companies improve strategy, quality, and efficiency, increase productivity and reduce costs across their workforce to achieve their business goals. ManpowerGroup’s offerings of innovative workforce solutions and services include:

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

Talent Solutions Talent Solutions delivers integrated and data-driven workforce solutions to help clients more effectively attract, acquire, develop and retain qualified talent. Our lines of business — RPO, TAPFIN-MSP and Right Management — are seamlessly integrated with our PowerSuite™ HR tech stack to deliver workforce solutions that span the talent lifecycle across multiple countries at scale. The rapid expansion and application of AI across our enterprise is enhancing these offerings, making them increasingly predictive, precise and efficient.

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
•
our regular updates on sustainability.

Documents available on the website are also available in print for any shareholder who requests them. Requests may be made by writing to Corporate Secretary, ManpowerGroup, 100 Manpower Place, Milwaukee, Wisconsin 53212. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

Part I

The nature of our operations is such that our most significant current asset is accounts receivable, with a days sales outstanding of 55 days as of December 31, 2025. Our most significant current liabilities are payroll related costs, which are generally paid either weekly or monthly. As the demand for our services increases, we generally see an increase in our working capital needs, as we continue to pay our associates on a weekly or monthly basis while the related accounts receivable is outstanding for much longer, which may result in a decline in operating cash flows.

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

Americas

We provide services as Manpower, Experis and Talent Solutions through both branch and franchise offices. The Americas segment had 415 branch and 138 franchise offices as of December 31, 2025. In the United States, where we realized 63% of the Americas’ revenue, we had 286 branch and 127 franchise offices as of December 31, 2025, as well as on-site locations at clients with significant permanent, temporary and contract recruitment requirements. In Other Americas, the largest operations of which include Canada, Mexico and Colombia, we had 129 branch and 11 franchise offices as of December 31, 2025. We provide a number of central support services to our branches and franchises, which enable us to maintain consistent service quality throughout the region regardless of whether an office is a branch or franchise.

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

Our Manpower and Experis operations provide a variety of workforce solutions and services, including permanent, temporary and contract recruitment, assessment and selection, and training. Our Talent Solutions operations provide a variety of workforce solutions offerings including RPO, MSP and Right Management. During 2025 in this segment, 91% of revenues were derived from our staffing/interim services, 3% from permanent recruitment services, 2% from outcome-based solutions and consulting and 4% from other services.

Southern Europe

We are a leading provider of permanent, temporary and contract recruitment, assessment and selection, training and outsourcing services throughout Europe. The Southern Europe segment had 1,174 branch and 5 franchise offices as of December 31, 2025. Our largest operations in this segment are in France (53% of the segment revenue) and Italy (22% of the segment revenue).

We conduct our operations in France as a leading workforce solutions and service provider through 634 branch offices as Manpower, Experis and Talent Solutions, and 169 branch offices under the name Supplay as of December 31, 2025. The employment services market in France calls for a wide range of our services including permanent, temporary and contract recruitment, assessment and selection, and training. The temporary recruitment market is predominantly focused on recruitment for industrial positions. During 2025 in France, 91% of revenues were derived from our staffing/interim services, 1% from permanent recruitment services, 6% from outcome-based solutions and consulting and 2% from other services.

In Italy, we are a leading workforce solutions and services provider. As of December 31, 2025, ManpowerGroup Italy conducted operations through a network of 212 branch offices. It provides a comprehensive suite of workforce solutions and services offered through Manpower, Experis or Talent Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2025 in Italy, 92% of revenues were derived from our staffing/interim services, 3% from permanent recruitment services, 3% from outcome-based solutions and consulting and 2% from other services.

Northern Europe

Our largest operations in Northern Europe are in the United Kingdom, the Nordics, Germany, the Netherlands and Belgium providing a comprehensive suite of workforce solutions and services through Manpower, Experis, and Talent Solutions. Collectively, we operate through 237 branch and 2 franchise offices in this region.

In the United Kingdom, where we have the largest operation in this segment, we are a leading provider of workforce solutions and services. As of December 31, 2025, we conducted operations in the United Kingdom as Manpower, Experis and Talent Solutions through a network of 35 branch offices and also provided on-site services to clients who have significant permanent, temporary and contract recruitment requirements. In the United Kingdom, we also conduct operations as Brook Street Bureau PLC, or Brook Street. Its core business is secretarial, office and light industrial recruitment. Brook Street operates as a local network of branches and competes primarily with local or regional independents. Brook Street’s revenues are comprised of temporary and contract placements as well as permanent recruitment.

During 2025 in Northern Europe, 87% of revenues were derived from our staffing/interim services, 3% from permanent recruitment services, 7% from outcome-based solutions and consulting and 3% from other services.

APME

We operate through 111 branch and 7 franchise offices in the Asia Pacific Middle East (APME) region. The largest of these operations are located in Japan and India, which operate through branch offices. Our APME operations provide a variety of workforce solutions and services offered through Manpower, Experis and Talent Solutions, including permanent, temporary and contract recruitment, assessment and selection, training and outsourcing. During 2025 in this segment, 84% of revenues were derived from our staffing/interim services, 2% from permanent recruitment services, 12% from outcome-based solutions and consulting and 2% from other services.

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

Our client mix consists of both small- and medium-size businesses, and large national and multinational clients. Client relationships with small- and medium-size businesses are based on a local or regional relationship, and tend to rely less on longer-term contracts, and the competitors for this business are primarily locally-owned businesses. On the other hand, the large national and multinational clients, which comprised approximately 60% of our revenues in 2025, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to local managers. As a result, employment services firms with a large network of offices compete most effectively for this business which generally has agreed-upon pricing or mark-up on services performed.

Legal Regulations

The employment services industry is closely regulated in most of the major markets in which we operate. Employment services firms are generally subject to one or more of the following types of government regulation:

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

Part I

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

Trademarks

We maintain a number of registered trademarks, trade names and service marks in the United States and various other countries and territories. We believe that many of these marks and trade names, including ManpowerGroup®, Manpower®, Experis®, Right Management®, Brook Street®, Jefferson Wells®, Supplay®, PowerSuite® and MyPath® have significant value and are materially important to our business. In addition, we maintain other intangible property rights. The trademarks have been assigned an indefinite-life based on our expectation of renewing the trademarks, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future.

Employees

We had approximately 25,400 full-time equivalent employees as of December 31, 2025. In addition, we recruit millions of permanent, temporary and contract workers on a worldwide basis each year on behalf of our clients.

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

Human Capital

We Are a Workforce Solutions and Human Capital Company.

Human capital management is at the core of our business. Our purpose is to provide meaningful and sustainable employment and is rooted in our values: People, Knowledge and Innovation. Our 25,400 employees, spanning more than 70 countries, help improve the lives of approximately 485,000 workers daily by providing guidance, advice, assessments, coaching, upskilling, reskilling and pathways to long-term sustainable employment. These efforts support local economies by increasing employability and opportunity for the millions of lives that we reach each year.

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

Part I

We Seek to Create Talent at Scale.

Our Manpower MyPath program is designed to deliver targeted upskilling at speed and scale to our Manpower associates in order to accelerate their employability at higher wage levels, while also growing the pool of in-demand talent for our clients. Through this program, Manpower recruiters provide personalized and data-driven guidance, development, training, and access to jobs especially in growth sectors including advanced manufacturing, information technology, supply chain and customer service. MyPath has impacted over 310,000 lives through 2025, and MyPath associates now represent 35% of our associate talent pool in MyPath certified countries, across over 15,000 clients and 12 markets.

We are also targeting the creation of IT talent through our Experis Academy. This accelerated development program features custom-designed curricula to upskill people into specialized roles that can meet the demand for cloud, infrastructure, business transformation and digital workforce skills. Paired with coaching and soft skills training, upon completion most Academy graduates receive a permanent job offer from our clients. Through the end of 2025, we have trained more than 4,500 developers while also bridging the skills gaps for more than 170 tech companies across approximately 20 countries.

We Are Focused on Strengthening Our Culture and Developing Our People.

Our Global Footprint

We have a global footprint, though our teams are managed locally: 33% of our people are in the Americas, 33% in Southern Europe, 16% in Northern Europe and 17% in Asia Pacific/Middle East.

Developing our People

We believe our success in creating value for individuals and organizations around the world will depend on our ability to leverage the potential of our own people. We are investing in our people to support both our strategic ambitions and their personal goals.

In 2025, we continued to broaden and deepen our investment through our Leadership Development Programs, incorporating the 3 E’s of our development philosophy: Education, Exposure and Experience.

•
For our Future Leaders Program (FLP) that targets individual contributors wanting to take on their first managerial role, 121 employees are enrolled in this program in 2025 and a total of 1,166 employees have completed the program since its inception in 2019.
•
For our Accelerated Leadership Program (XLP) that targets current managers ready to move into bigger or more complex roles, 25 employees will begin this program in 2026 - and a total of 101 employees have completed the program since it began in 2022. The program runs every even year; the last cohort took place in 2024 with 20 participants.
•
For our Strategic Leadership Program (SLP) that focuses on senior leaders to prepare them to move into the Global Leadership team, 9 employees completed the program in 2025 out of 12 initially selected, bringing the total to 49 participants since its start in 2022. The program runs every odd year, and the next cohort will begin in 2027.

Upon completion of these programs, the majority of our participants have made positive leadership career moves.

Strengthening our Culture

We believe that all people deserve to feel safe, respected and able to thrive in the workplace. Our focus encompasses four areas of focus: (1) globally, support gender diversity at leadership levels; (2) locally, address a second dimension of diversity based on gaps or opportunities within a country; (3) culturally, foster an inclusive environment that supports our diverse workforce; and (4) societally, advance employment security for workers while promoting upskilling, well-being, flexibility and income opportunity.

Part I

Our Board of Directors has exceeded 30% gender diversity for more than 10 years. As of December 31, 2025, 18% are racially diverse and 36% are non-US born. Our Executive Leadership Team, which reports directly to the CEO, is 30% women, 30% racially diverse and 70% non-US born. Our Global Leadership Team, the top 93 leaders in the company, is 40% women. Gender diversity across all our markets globally aligns to our values. We will continue to develop our talent across all markets and at all levels, including working to ensure that the gender diversity of our leadership is aligned to the representation of the organization. Diversity in our workplaces also means that we prioritize people’s health and wellbeing and have committed to flexible work models across the globe to attract, engage and retain our people. In several markets, we have launched initiatives and trained our managers to promote greater awareness of mental wellbeing. We see diversity as a strategic enabler of our business and therefore we are focused on actions to support our diverse organization, our culture and the impact we have on the communities we serve across the globe.

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

In 2025, we conducted a global employee survey with over 19,000 staff participating, achieving a 73% response rate. Over 8,600 employees left nearly 13,000 comments to help leaders improve the employee experience at ManpowerGroup.

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

Part I

Our profitability is sensitive to decreases in demand. Based on current macroeconomic conditions, there is a significant risk that some of our most important markets will experience, or continue to experience, recessionary pressure, which would likely be accompanied by a decline in demand for our services. When demand drops or remains low, our operating profit is impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses do not decline as quickly as revenues. For example, our ability to achieve cost containment through reductions in our headcount may be impeded or slowed by applicable legal requirements to consult with employee representative bodies such as works councils. In periods of decline, we may not be able to reduce selling and administrative expenses without negatively impacting the long-term potential of our branch network and brands. Additionally, some clients may slow the rate at which they pay us, or become unable to pay their obligations and our cash flow and profitability may suffer.

Economic conditions in the countries and territories where we do business may be affected by recent or emerging events, such as the rise of populism, political volatility, civil violence and unrest, election results or other changes in ruling parties or governmental leadership, trade disputes, protectionism or changes in global trade policies, capital flows, the global refugee crisis, social justice movements, energy shortages or instability in the global energy market, global health crises, changes in immigration policy, the impact of supply chain challenges on our clients, changes in employment policy, changes in interest rates, inflation, the impact of terrorist activity, or by other political or economic developments. In addition, there is a risk the current inflationary environment and efforts to combat inflation could have an impact on the countries and territories where we do business. We are particularly susceptible to changes in demand patterns and economic conditions in Europe, which represents two of our operating segments and 65% of our revenue.

There is a risk that economic conditions in European markets or elsewhere may continue to be negatively impacted by geopolitical events. In recent years these have included labor unrest, civil protest, heightened trade tensions, refugee crises, and military conflicts. We cannot predict the potential consequences arising from these conflicts and the further escalation of geopolitical tensions globally, including whether they could have an effect on the global economy and on our business and results of operations. Geopolitical events could give rise to the imposition of further sanctions, regional or international expansion of current conflicts, instability in energy supplies, potential retaliatory action by governments, heightened cybersecurity threats, disruptions in the global supply chain, volatility in foreign exchange rates, and inflationary pressures. Any of these events or trends could have a material adverse effect on our business and operating results, particularly our European operations.

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

There is a risk we may not be able to respond with sufficient speed and agility to the needs of our diverse clients, which span all industries and whose needs may change rapidly as their businesses and industries evolve. The size and breadth of our organization, comprising approximately 25,400 employees based out of approximately 2,100 offices in more than 70 countries and territories, may make it difficult for us to effectively manage our resources, to maintain our corporate culture throughout the organization, to drive service improvements and to provide coordinated solutions to our clients who require our services in multiple locations. For example, client demands for uniform service across borders may be difficult to satisfy because of variation in local laws and customs. We see a trend in more multi-country and enterprise-level relationships, and we may have difficulty in profitably managing and delivering projects involving multiple countries. Also, our size and organizational structure may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If we are not effective at anticipating or meeting the widely ranging needs of our current and prospective clients, or our competitors are more agile or effective at doing so, our business and financial results could be materially adversely affected.

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

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment data, about our employees, clients, associates and candidates, a portion of which is personal data and/or confidential data. We expect our use of data to increase, including through the use of analytics, AI and machine learning (ML). In engaging in these data-related activities, we rely on our own technology systems and software, and those of third-party vendors we use for a variety of processes, including, but not limited to cloud-based technology and systems, mobile technologies and social media. Unauthorized access to, disclosure, modification, use or loss of personal or confidential data may occur through various methods. These include, but are not limited to, ransomware, systems failure, employee negligence or malfeasance, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees, vendors or third parties, including a cyberattack by hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy supply chain interruptions, social engineering attacks, viruses, worms or other malicious software programs, or obtain credentials to our systems through other unrelated cyber attacks.

An incident involving disclosure, system failure, data modification, loss or security breach could harm our reputation and subject us to significant monetary damages or losses, litigation, negative publicity, regulatory enforcement actions, fines, criminal prosecution, as well as liability under our contracts and laws that protect personal and/or confidential data, resulting in increased costs or loss of revenues. Cybersecurity threats continue to increase in frequency and sophistication, thereby increasing the difficulty of detecting and defending against them. In the past, we have experienced data security breaches resulting from unauthorized access to our systems and other fraudulent activities, such as social engineering, which to date have not had a material impact on our operations or financial results. We regularly engage an independent external security firm to assess our defenses to a potential cyberattack, and these assessments may uncover new or additional vulnerabilities and weaknesses that could lead to a compromise of our systems and/or a loss of personal data. As a result of previous assessments, vulnerabilities were identified that could facilitate or contribute to a security incident involving personal data. The assessment firm was able to penetrate defensive protections adopted by us, as well as protections that we obtain from third party providers. We are prioritizing the resolution of security gaps that could lead to a loss of personal data or to other damage. Despite our efforts to identify and address vulnerabilities in our systems, vulnerabilities in software products used by us are disclosed by our software providers on a daily basis, and attackers grow continuously more sophisticated in their attack methods, which may additionally make use of AI technology such as AI-generated 'deep-fake' impersonation or social engineering, making it impossible to give assurance that our cybersecurity efforts will be successful.

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

Leveraging AI-based technology for our internal operations and service offerings presents risks, costs, and challenges as we continue to implement AI capabilities, including generative AI, to improve our operating efficiency and develop client offerings. If we fail to continue to develop and implement AI-based services and solutions or if those technologies fail to perform as predicted, we may not be able to recover our investment in these technologies and we may fail to realize the potential growth benefits of AI.

Part I

The rapidly increasing deployment of AI technology by our customers may lead to reduced demand for our services and solutions. As these technologies evolve, some services and tasks currently performed by our associates may be replaced by AI automation, which could lead to reduced demand for our services if we cannot replace such demand with new services.

The development, adoption, and use of AI technologies is still in early stages and could involve significant legal, reputational and financial harm. AI algorithms and training methodologies may be flawed and datasets may be over-broad, insufficient, or contain biased information. Moreover, the use of AI may give rise to risks related to harmful content, accuracy, bias, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity and health and safety, among others. These risks also bring the possibility of new or enhanced governmental or regulatory scrutiny, litigation or other legal liability, or ethical concerns that could adversely affect our business, reputation, or financial results.

Evolving rules, regulations, and industry standards governing AI may require us to incur significant costs to modify, maintain, or align our business practices, services and solutions to comply with US and non-US rules and regulations, the nature of which cannot be determined at this time and may be inconsistent across jurisdictions. Several jurisdictions where we operate are considering or have enacted legislation, guidance and policies regulating AI, such as the European Union’s AI Act. These regulations may impose significant requirements on how we design, build and deploy AI and use AI to make employment decisions on behalf of ourselves or our clients.

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

Our business depends on our ability to attract and retain qualified associates who meet the requirements of our clients and possess skill sets and experience that match client needs. In many markets, we have recently experienced an unusually tight labor market, with historically low levels of unemployment, and there is a risk that we may be unable to meet our clients’ requirements in identifying an adequate number of associates. These labor shortages have been exacerbated by employees and potential employees leaving the labor market due to burn-out, resignation, early retirement, immigration challenges (such as changes in visa cost and availability), workplace safety concerns, and childcare responsibilities. Workers have also impacted the labor market through increasing demands for change in employment conditions, such as demands for higher wages, remote work, and additional flexibility in work schedule. We must continually evaluate and upgrade our base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies. This is especially acute for individuals with critical IT capabilities and other technology skills that are in high demand by many companies, as competition for such individuals with proven professional skills is intense, and we expect demand for such individuals to remain strong for the foreseeable future. Qualified personnel with relevant skills may not be available to us in sufficient numbers and on terms of employment acceptable to us. Additionally, our clients may look to us for assistance in identifying and integrating into their organizations workers from diverse backgrounds, and who may represent different generations, geographical regions, and skill sets. These needs may change due to business requirements, or in response to geopolitical and societal trends. There is a risk that we may not be able to identify workers with skills that match client demand, or that our training programs may not succeed in developing effective or adequate skills. If we fail to recruit, train and retain qualified associates who meet the needs of our clients, our reputation, business and financial results could be materially adversely affected.

Part I

Our global operations subject us to certain risks beyond our control.

With operations in more than 70 countries and territories around the world, we are subject to numerous risks outside of our control, including risks arising from political unrest and other political events, regional and international hostilities and international responses to these hostilities, strikes and other worker unrest, natural disasters, the impact of global climate change, acts of war, terrorism, international conflict, severe weather conditions, pandemics, and other global health emergencies, disruptions of infrastructure and utilities including energy, cyberattacks, and other events beyond our control.

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

Our business strategy also includes continuing efforts to transform how we use personnel and technology to manage our financial administration and to enhance our efficiency and delivery of services. For example, we continue to implement global cloud-based platforms in an effort to improve our front and back office.

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

Our business could be impacted in several ways by our corporate sustainability initiatives.

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
•
We may experience increased compliance burdens and costs in order to make disclosures or implement our initiatives, including those costs associated with any new legal or regulatory requirements (such as the EU Corporate Sustainability Reporting Directive (CSRD)), or voluntary standards and commitments, designed to mitigate climate change or address human capital management concerns. If we are not able to implement processes and controls to accumulate data to support the disclosures in a timely manner, we may not be able to meet the regulatory requirements and reporting timelines or fail to meet the limited assurance requirements.
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

Part I

•
we may obtain insufficient indemnification from the selling parties for liabilities incurred by the acquired companies prior to the acquisitions; and
•
acquisition transactions, and the integration of acquired entities, may result in a diversion of our management’s attention from other business concerns.

These risks could have a material adverse effect on our business because they may result in substantial costs to us and disrupt our business. The integration of prior acquisitions, as well as entry into future acquisition transactions, could materially adversely affect our business, financial condition, results of operations and liquidity. Additionally, we have incurred, and may in the future incur impairment losses on goodwill and other intangible assets with an indefinite-life or restructuring charges as a result of acquisitions we make.

From time to time, we undertake dispositions via sales, franchises, joint ventures or other exit activities, and we may face risks related to such transactions.

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint and overall efficiency. We have engaged in such dispositions in the past, including the dispositions of our businesses in South Africa and New Caledonia in 2025, South Korea and Austria in 2024, and the Philippines in 2023. We expect that we will continue to dispose of portions of our business that are not meeting our performance or strategic objectives. Among other alternatives, this could take the form of a closure of a business, the contribution of the business to a joint venture, or an exit by means of a sale to, or a franchise arrangement with, a third party. There are risks and costs associated with any exit activities, which could include difficulties in the separation of operations, services or personnel, the diversion of management attention, and the disruption of our business. Any such transactions may require regulatory or governmental approvals, which could impede the transaction. Divestitures may also involve continued financial involvement in, or liability with respect to, the divested businesses. As a result of divestiture transactions, we could incur severance charges for personnel and payments for lease and other commitments, charges from the impairment or write-off of assets, and other financial loss due to the transaction. Furthermore, there is the risk that we might lose customers, in particular multinational clients with operations in the exited countries or operations. Additionally, if we choose to enter into a franchise arrangement for a third party to operate our business in the exited region using our trademarks and other licensed assets, we face potential counterparty and reputational risks arising from the franchisee’s operation of the business. The reputational risks include the risk that marketplace participants, including clients, candidates and the media, may believe that we continue to control the operations of a divested or franchised business that operates utilizing our name or other trademarks.

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

During 2025, approximately 85% of our revenues were generated outside of the United States, the majority of which were generated in Europe. Furthermore, $1,677.1 million of our outstanding indebtedness as of December 31, 2025 was denominated in foreign currencies, including $1,639.0 million related to our Euro-denominated notes (€1,400.0 million). Increases or decreases in the value of the United States dollar against other major currencies, or the imposition of limitations on conversion of foreign currencies into United States dollars, could affect our revenues, operating profit and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Euro, could have a material adverse effect on our reported results and shareholders’ equity, however, such fluctuations generally do not affect our cash flow or result in actual economic gains or losses unless we repatriate funds. Furthermore, the volatility of currencies may make year-over-year comparability of our financial results difficult.

We seek to mitigate our exposure to foreign currency fluctuations by utilizing net investment hedges and, from time to time, foreign currency forward exchange contracts and cross-currency swaps. Our Euro-denominated notes are designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2025, to mitigate our Euro currency translation exposure. The effectiveness of this hedge in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain or uneven demand for our services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none at all, of the material adverse financial effects of unfavorable fluctuations in foreign exchange rates over the time the hedge is in place or effective.

Part I

Our liquidity could be adversely impacted by economic conditions affecting our clients.

Our working capital is primarily in the form of trade receivables which generally increase as sales increase. One of the ways in which we measure our working capital is in terms of working capital as a percentage of revenue with a focus on Days Sales Outstanding (“DSO”). During periods of decline or uncertainty, our clients may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. In addition, some clients have begun to impose more challenging billing terms, which increases the length of time before we receive payment for services. If our clients become unable to pay amounts owed to us, or pay us more slowly, then our DSO will increase, and our cash flow, liquidity, and profitability may suffer.

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

As of December 31, 2025, we had $1,677.1 million of total debt. On December 15, 2025, we offered and sold €500.0 aggregate principal amount of the Company’s 3.750% notes due December 2030. The net proceeds from the 2025 €500.0 notes of €497.4 were used in January 2026 to redeem our 2018 €500.0 notes due June 22, 2026. Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

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

Part I

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

Part I

In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. A number of countries where we do business, including the United States and many countries in the European Union, have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, a number of members of the Organization for Economic Co-operation and Development (OECD) have agreed to enact the Pillar Two international tax reform, which introduces a global minimum effective tax rate whereby certain multinational groups are subject to a 15% minimum tax on income derived in low-tax jurisdictions. These rules became effective in some countries in 2024 with multiple countries and the OECD continuing to issue relevant legislation and guidance. As another example, in February 2026 the French government passed the Finance Bill for 2026 which includes a one-year extension of the corporate income tax surcharge that was originally enacted for tax year 2025 and increased the corporate income tax rate for our French business from 25.825% to 36.125%. In addition, the United States Work Opportunity Tax Credit (WOTC) has not been renewed for 2026 at this time. If WOTC is enacted in the United States and retroactively applied to the beginning of 2026, we estimate it would reduce our full year estimated tax rate in the range of 1.0 to 1.5% based on current projections. These proposed and enacted changes in tax laws, treaties or regulations, or their interpretation or enforcement, could have a material impact on our current or future tax positions.

The price of our common stock may fluctuate significantly, which may result in losses for investors.

The market price for our common stock may be subject to significant volatility. For example, during 2025, the price of our common stock as reported on the New York Stock Exchange ranged from a high of $62.66 to a low of $26.63. Our stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond our control. These factors include:

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

Part I

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

Part I

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

We are in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include claims of or relating to:

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

We have and may continue to incur fines and other losses or negative publicity with respect to the above risks. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team and costly and could have a negative impact on our business regardless of the merits of the claim. For example, in the past, we have devoted considerable time and expense to resolve several California-based “wage and hour” claims that asserted deficiencies in our payroll practices, and we are often sued by plaintiffs in various other employment-related matters, including those seeking class action status in the US. It is likely we will continue to experience similar claims in the future, which may increase in number as a result of remote working assignments as well as increasing employment regulation at the state and local level.

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

Part I

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

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our operations and the services we provide to clients as well as loss, misuse or theft of personal information (candidates, associates, vendors, clients and employees) and other data, confidential information or intellectual property, and we have experienced data exposures in the past. However, to date these incidents have not materially affected nor are these specific prior incidents reasonably likely to materially affect the company, including its business strategy, results of operations, or financial condition. Any significant disruption to our services or access to our systems could result in a loss of clients and adversely affect our business and results of operations. Further, a penetration of our information systems or a third-party’s information systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition, and results of operations. See Item 1A of Part I, “Risk Factors,” under the heading “We could incur liabilities or suffer reputational damage from a cyberattack or improper disclosure or loss of personal or confidential data, and our use of data is subject to complex and ever-changing privacy and cybersecurity legal requirements that could negatively impact our business or subject us to claims and/or fines for non-compliance,” which should be read in conjunction with the information above.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part I

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

(as of February 23, 2026)

Name of Officer	Office

Jonas Prising Age 61

Chairman of ManpowerGroup since December 2015. Chief Executive Officer of ManpowerGroup since May 2014. ManpowerGroup President from November 2012 to May 2014. Executive Vice President, President of ManpowerGroup – the Americas from January 2009 to October 2012. Executive Vice President, President – United States and Canadian Operations from January 2006 to December 2008. A director of ManpowerGroup since May 2014. An employee of ManpowerGroup since May 1999. A director of Kohl's Corporation since August 2015. Elected to serve on the board of directors of the Federal Reserve Bank of Chicago in January 2026.

Becky Frankiewicz Age 54

President and Chief Strategy Officer since June 2025. Regional President, North America and Chief Commercial Officer from June 2022 to June 2025. Regional President, North America from July 2017 to June 2022. General Manager Quaker Foods North America at PepsiCo from October 2014 to July 2017. An employee of ManpowerGroup since July 2017. A director of Energizer Holdings, Inc. since January 2020.

John T. McGinnis Age 59

Executive Vice President, Chief Financial Officer of ManpowerGroup since February 2016. Global Controller of Morgan Stanley from January 2014 to February 2016. Chief Financial Officer, HSBC North America from July 2012 to January 2014. Chief Financial Officer, HSBC Bank USA from July 2010 to January 2014. An employee of ManpowerGroup since February 2016.

Michelle S. Nettles Age 54

Executive Vice President, Chief People and Legal Officer since January 2025 and Corporate Secretary since October 2025. Executive Vice President, Chief People and Culture Officer from May 2022 to December 2024. Senior Vice President, Chief People and Culture Officer from July 2019 to May 2022. Chief People and Diversity Officer of Molson Coors Brewing Company from October 2016 to July 2019. Chief Human Resources Officer of MillerCoors from October 2014 to October 2016. Prior thereto, held other positions at MillerCoors since 2009. An employee of ManpowerGroup since July 2019. A director of RXO, Inc. since November 2022.

Part I

OTHER INFORMATION

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and Affiliates, in 2025:

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
(b)
tax consulting services with respect to U.S. federal, state, local and international tax research and consultation related to US tax reform and regulatory changes, U.S. foreign tax credit research and consultation and advice and assistance with respect to transfer pricing matters; and
(c)
audit-related services with respect to certifications and attestation reports related to certain financial and non-financial information for specific client requirements and government subsidies for certain of our foreign subsidiaries, sustainability advisory services related to advice and recommendations regarding management’s sustainability program, the issuance of comfort letters in connection with debt offerings, and other permissible audit related services.

Part II

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Listing and Trading

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol MAN.

Shareholders of Record

As of February 19, 2026, the Company's common stock was held by approximately 2,400 record holders.

Dividend Policy

While we currently expect that future semi-annual dividends will continue to be paid, our dividend policy is subject to review and change at the discretion of our Board of Directors and may depend upon, among other factors, earnings, financial condition, and other requirements.

Issuer Purchases of Equity Securities

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the fourth quarter of 2025. As of December 31, 2025, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum number of shares that may yet be purchased under the plan or programs

October 1 - 31, 2025	—		$—	—	1,931,551
		[2]
November 1 - 30, 2025	—		—	—	1,931,551
December 1 - 31, 2025	38	(a)	—	—	1,931,551
Total	38		$—	—	1,931,551
(a)
Represents shares of common stock withheld by ManpowerGroup to satisfy tax withholding obligations on shares acquired by a board member in settlement of deferred stock.

Part II

Performance Graph

Set forth below is a graph for the periods ending December 31, 2020-2025 comparing the cumulative total shareholder return on our common stock with the cumulative total return of companies in the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s 1500 Human Resources and Employment Services Sub-Industry Index. We are included in the Standard & Poor’s 1500 Human Resources and Employment Services Sub-Industry Index and we estimate that we constituted less than 1% of the total market capitalization of the companies included in the index. The graph assumes a $100 investment on December 31, 2020 in our common stock, the Standard & Poor’s 400 Midcap Stock Index and the Standard & Poor’s 1500 Human Resources and Employment Services Sub-Industry Index and assumes the reinvestment of all dividends.

December 31	2020	2021	2022	2023	2024	2025

ManpowerGroup	$100	$108	$92	$88	$64	$33
S&P 400 Midcap Stock Index	100	123	105	121	135	143
S&P 1500 Human Resources and Employment Services Sub-Industry Index	100	149	110	115	133	111

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

Results of Operations - For Years of Operation Ending December 31, 2025 and 2024

The financial discussion that follows focuses on 2025 results compared to 2024. For a discussion of 2024 results compared to 2023, see the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

During 2025, reported revenues increased 0.6% compared to 2024. After a volatile start to 2025, reflecting macroeconomic and geopolitical uncertainties, including the impact of policy shifts and global trade dynamics, we have seen improved trends in the second half of 2025. We observed the continuation of largely stable activity levels across North America and Europe overall, with improving trends in France, despite ongoing political and budget uncertainty. Latin America and Asia Pacific continued to experience good demand. Employers remain deliberate in their workforce hiring strategies, yet engagement levels are steady and activity levels are becoming more consistent. We are seeing clear sequential improvement in key demand indicators, including Manpower associates on assignment in key markets including the United States and France. Although we are encouraged by signs of stabilization and signs of inflection in certain markets such as Italy and Spain, these trends reinforce our view that the shape of the recovery can be different by market with some inflecting earlier and others requiring longer periods of stabilization before inflecting.

Throughout 2025, the United States dollar weakened, on average, relative to the currencies in most of our markets, and overall had a favorable impact on our reported results. The changes in the foreign currency exchange rates had a 2.7% favorable impact on revenues from services. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same local currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

Part II

During 2025, we experienced the following quarterly changes to our consolidated revenues compared to 2024: a -7.1% decrease (-4.6% in constant currency and -2.4% in organic constant currency) in revenue in the first quarter due to decreased demand in our Manpower staffing business and softening demand in our Experis interim business; revenue stayed flat (-3.5% in constant currency and -1.4% in organic constant currency) in the second quarter due to an increase in demand for our Manpower staffing business offset by decreased demand in our Experis interim business; a revenue increase of 2.3% (a decrease of -1.5% in constant currency and an increase of 0.7% in organic constant currency) in the third quarter due to an increase in demand for our Manpower staffing business and decreased demand in our Experis interim business; and ending the year with a 7.1% (1.3% in constant currency and 2.2% in organic constant currency) revenue increase in the fourth quarter of 2025 due to the increase in demand for our Manpower staffing services.

During 2025 compared to 2024, most of our markets experienced increased revenues due to currency exchange rates partially offset by softening demand for our staffing, interim and permanent recruitment services. We experienced a 2.9% revenue increase in the Americas primarily driven by an increase in demand for our Manpower staffing services, an increase in demand for our Talent Based Outsourcing (TBO) business and an increase in demand for our Right Management outplacement services, partially offset by a decrease in demand for our Experis interim services and the unfavorable impact of currency exchange rates. We experienced a 2.7% revenue increase in Southern Europe, primarily driven by the favorable impact of currency exchange rates, partially offset by a decrease in demand for our Manpower staffing and Experis interim services and a decrease in demand for our permanent recruitment services. We experienced a revenue decrease of -4.3% in Northern Europe, primarily due to decreased demand in our Manpower staffing and Experis interim services and decreased demand in our permanent recruitment business, partially offset by the favorable impact of currency exchange rates. We experienced a -5.5% revenue decrease in APME driven by the disposition of our South Korea business, partially offset by an increase in demand for our Manpower staffing services, the favorable impact of currency exchange rates, and an increase in demand for our Experis interim services.

From a brand perspective, we experienced a revenue increase in Manpower, partially offset by revenue decreases in our Experis and Talent Solutions brands during 2025 compared to 2024. The revenue increase in our Manpower brand was due to the favorable impact of currency exchange rates, partially offset by decreased demand for our outcome based services and permanent placement business. In our Experis brand, the revenue decrease was primarily due to decreased demand for our interim services, decreased demand for our Experis consulting business, and decreased demand for our Experis permanent placement services. The revenue decrease in our Talent Solutions brand, which includes Recruitment Process Outsourcing (RPO), TAPFIN - MSP, and our Right Management offerings, was driven primarily by decreased activity in our RPO permanent recruitment business, and decreased demand for our Right Management outplacement services.

In 2025 our gross profit margin decreased 60 basis points compared to 2024 primarily due to decreases in our permanent recruitment business, including Talent Solutions RPO, as permanent hiring demand continued to soften and experienced reduced levels from the prior year period. Also, we experienced a decrease in staffing and interim margins due to mix shifts towards enterprise accounts.

In 2025 our operating profit decreased -50.9% while our operating profit margin decreased 90 basis points compared to 2024. The operating profit margin decreased primarily due to the overall decrease in our gross profit margin as well as an increase in selling and administrative expenses due to increased goodwill and intangible asset impairments, corporate expense, and restructuring.

During the year, we initiated significant restructuring actions on businesses heavily impacted by the continuing economic uncertainty. With these actions, we expect our overall cost structure to decline. We expect to continue to monitor expenses closely to maintain the benefit of our efforts to optimize our organizational cost structures. At the same time, we plan to invest appropriately to enable the business to grow in the future and enhance our productivity, technology and digital capabilities. We are focused on managing costs as efficiently as possible in the short term while continuing to progress transformational actions aligned with our strategic priorities.

Part II

Consolidated Results - 2025 compared to 2024

The following table presents selected consolidated financial data for 2025 as compared to 2024.

(in millions, except per share data)	2025	2024	Reported Variance	Variance in Constant Currency	Variance in Organic Constant Currency

Revenues from services	$17,957.1	$17,853.9	0.6%	(2.1)%	(0.2)%
Cost of services	14,959.5	14,767.1	1.3	(1.4)
Gross profit	2,997.6	3,086.8	(2.9)	(5.1)	(4.1)
Gross profit margin	16.7%	17.3%
Selling and administrative expenses, excluding goodwill impairment charges	2,758.8	2,780.8	(0.8)	(2.8)
Goodwill impairment charges	88.7	—
Selling and administrative expenses	2,847.5	2,780.8	2.4	0.1	1.1
Selling and administrative expenses as a % of revenues	15.9%	15.6%
Operating profit	150.1	306.0	(50.9)	(52.7)	(51.8)
Operating profit margin	0.8%	1.7%
Net interest expense	67.6	56.7
Other expenses (income), net	(10.9)	(7.5)
Earnings before income taxes	93.4	256.8	(63.6)	(64.8)
Provision for income taxes	106.7	111.7	(4.6)
Effective income tax rate	114.2%	43.5%
Net (loss) earnings	$(13.3)	$145.1	(109.2)	(108.9)
Net (loss) earnings per share - diluted	$(0.29)	$3.01	(109.5)	(109.2)
Weighted average shares - diluted	46.6	48.3	(3.5)%

The year-over-year increase in revenues from services of 0.6% (-2.1% in constant currency and -0.2% in organic constant currency) was attributed to:

•
a revenue increase in the Americas of 2.9% (increase of 4.4% in constant currency) primarily driven by a $292.1 increase in demand for our Manpower staffing services, a $14.6 increase in demand for TBO, partially offset by a $133.5 decrease in demand for our Experis interim services and the $60.9 unfavorable impact of currency exchange rates. The United States, our largest market in the Americas, experienced a revenue decrease of -1.1% primarily driven by a $117.4 decrease in demand for our Experis interim services and a $16.1 decrease in demand for our permanent recruitment services, partially offset by a $75.0 increase in our Manpower staffing services;
•
a revenue increase in Southern Europe of 2.7% (-2.0% in constant currency and -1.5% in organic constant currency) primarily driven by a $386.0 favorable impact due to currency exchange rates and a $17.4 increase in demand for our consulting services, partially offset by a $142.9 decrease in demand for our Manpower staffing services, a $27.5 decrease in demand for our outcome based solutions and an $8.6 decrease in demand for our permanent recruitment services. France, the largest market in Southern Europe, experienced a revenue decrease of -1.6% (-5.9% in constant currency) primarily driven by a $250.1 decrease in demand for our Manpower staffing services, partially offset by a $197.4 favorable impact from currency exchange rates. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 8.6% (3.8% in constant currency) primarily driven by an $80.5 favorable impact in currency exchange rates, a $61.0 increase in demand for our Manpower staffing services and an $11.4 increase in demand for our consulting business;
•
a revenue decrease in Northern Europe of -4.3% (-8.3% in constant currency and -8.1% in organic constant currency), primarily due to decreased demand of $112.0 for our Experis interim services, an $85.5 decrease in demand for our Manpower staffing services, a $25.2 decrease in demand in our permanent recruitment business, and a $19.2 decrease in demand in our consulting business, partially offset by the $132.4 favorable impact of currency exchange rates. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $101.5, Germany of $97.2, the Nordics of $12.8, Netherlands of $2.3 and an increase in Belgium of $27.0, which represented revenue decreases of -8.9%, -20.4%, -2.0%, and -0.6% and an increase of 8.7%, respectively (-11.7%, -23.7%, -7.0%, and -4.9% and an increase of 3.7%, respectively, in constant currency); and

Part II

•
a revenue decrease in APME of -5.5% (-6.3% in constant currency and an increase of 7.4% in organic constant currency) primarily driven by the disposition and franchising of our South Korea business in 2024. Offsetting the disposition was an increase in demand of $122.9 in our Manpower staffing business, a $17.3 favorable impact of currency exchange rates, and an increase in demand of $8.3 in our Experis interim service.

The year-over-year 60 basis point decrease in gross profit margin was primarily attributed to:

•
a 25 basis point unfavorable impact due to decreases in permanent recruitment, including Talent Solutions RPO, as permanent hiring demand continued to soften and experienced reduced levels from the prior year period;
•
a 25 basis point unfavorable impact from the decrease in staffing and interim margins due to mix shifts towards enterprise clients; and
•
a 10 basis point unfavorable impact from decreased career transition activity in Right Management as outplacement activity increased.

The 2.4% increase in selling and administrative expenses in the year ended December 31, 2025 (0.1% in constant currency and 1.1% in organic constant currency) was primarily attributed to:

•
an $88.7 increase in goodwill and other impairment charges as no impairment was recorded in 2024;
•
a $63.5 increase due to the impact of changes in currency exchange rates;
•
a $38.6 increase in corporate expense due to incremental investments in our transformation initiatives, one-time benefits in 2024 related to the disposition and franchising of our South Korea business and the release of a healthcare reserve; and
•
restructuring costs of $64.2 in 2025 compared to $53.6 incurred in 2024; partially offset by
•
a $69.9 decrease, (-1.8% reported, -3.9% in constant currency, and -2.9% in organic constant currency) in personnel costs primarily due to a $41.2 decrease in salary costs and a $23.8 decrease in bonuses & sales commissions; and
•
a $45.0 decrease, (-3.9% reported, -4.4% in constant currency, and -4.5% in organic constant currency) in non-personnel costs, primarily due to a $20.8 decrease in office lease and other office costs, an $8.8 decrease in consulting and outside services costs, and a $4.7 decrease in travel and entertainment cost.

Selling and administrative expenses as a percentage of revenues increased 30 basis points in the year ended December 31, 2025 compared to the year ended December 31, 2024 due primarily to:

•
a 50 basis point unfavorable impact due to goodwill and other impairment charges;
•
a 30 basis point unfavorable impact due to increase corporate expense;
•
a 20 basis point favorable impact due to lower personnel costs;
•
a 20 basis point favorable impact as a result of lower lease and office related costs; and
•
a 10 basis point favorable impact due to currency exchange rates.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $67.6 in 2025 compared to $56.7 in 2024 resulting from increased short term borrowings in 2025 compared to 2024. Foreign exchange loss, net was $6.5 in 2025 compared to $6.2 in 2024. Miscellaneous income, net was $17.4 in 2025 compared to $13.7 in 2024.

We recorded income tax expense at an effective rate of 114.2% for 2025, as compared to an effective rate of 43.5% for 2024. The 2025 rate was unfavorably impacted by the goodwill and indefinite-lived intangible asset impairment charges recorded in Switzerland and the United Kingdom. The 2025 rate was also unfavorably impacted by the lower level and overall mix of earnings due in part to restructuring costs recorded and the 2025 enacted French exceptional corporate income tax surcharge. The 114.2% effective tax rate for 2025 was higher than the United States Federal statutory rate of 21% primarily due to the factors noted above as well as tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances and the French business tax.

Part II

Net loss per share - diluted was $0.29 in 2025 compared to net earnings per share - diluted of $3.01 in 2024. Goodwill and other impairment charges recorded in 2025 negatively impacted net earnings per share - diluted by approximately $1.78 per share, net of tax. Restructuring costs recorded in 2025 and 2024 negatively impacted net earnings per share - diluted by approximately $1.16 and $1.10 per share, net of tax, in 2025 and 2024, respectively. The loss from the disposition of subsidiaries recorded in the of 2025 and other items unfavorably impacted net earnings per share - diluted by approximately $0.26, net of tax. The pension settlement expense recorded in 2025 and 2024 negatively impacted net earnings per share - diluted by approximately $0.04 and $0.08, net of tax, in 2025 and 2024, respectively.

Weighted average shares - diluted decreased to 46.6 million in 2025 from 47.7 million in 2024. This decrease was due to the impact of share repurchases completed in 2025, partially offset by grants of share-based awards.

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

Americas

In the Americas, revenues from services increased 2.9% (4.4% in constant currency) in 2025 compared to 2024. In the United States, revenues from services decreased -1.1% in 2025 compared to 2024, primarily driven by a $117.4 decrease in demand for our Experis interim services and a $16.1 decrease in demand for our permanent recruitment services, partially offset by a $75.0 increase in demand for our Manpower staffing services. In Other Americas, revenues from services increased 10.6% (14.8% in constant currency) in 2025 compared to 2024 primarily driven by a $217.1 increase in demand for our Manpower staffing service and a $14.6 increase in demand for our TBO business, partially offset by the $60.9 unfavorable impact of foreign currency exchange rates and a $16.1 decrease in demand for our Experis interim service. The constant currency increase in Other Americas was primarily driven by the inflation in Argentina. Within our Other Americas segment, we experienced increases in Chile, Colombia, Peru, and Argentina of $49.9, $39.9, $30.9, and $11.8, or 37.2%, 25.4%, 24.8%, and 9.4%, respectively (37.9%, 23.9%, 18.3%, and 47.5%, respectively, in constant currency), partially offset by a revenue decrease in Canada of $15.9, or -5.1% (-3.3% in constant currency).

Gross profit margin decreased 140 basis points in 2025 compared to 2024. This decrease was primarily due to decreased demand in our Experis interim services, which contributed 110 basis points to the decrease and decreased demand in our Talent Solutions business, which contributed 40 basis points to the decrease. These decreases were partially offset by increased margins in our training business, which had a 10 basis point impact.

Selling and administrative expenses decreased -3.2% (-2.1% in constant currency) in 2025 compared to 2024, primarily driven by the $11.9 decrease in non-personnel costs and the $8.5 favorable impact of currency exchange rates.

OUP decreased -3.3% (-2.6% in constant currency) in 2025, which represents a 3.1% OUP margin, a decrease from 3.4% in 2024. This decrease was primarily due to decreased profitability in our United States business of $11.7, which experienced decreased activity in our Experis interim business and decreased activity in our higher-margin permanent recruitment business, partially offset by a decrease in our selling and administrative expenses as a percentage of revenue. In the United States, OUP margin decreased to 2.4% in 2025 from 2.8% in 2024 primarily due to decreased activity in our Experis interim business and decreased activity in our higher-margin permanent recruitment business, partially offset by a decrease in our selling and administrative expenses as a percentage of revenue. Other Americas OUP margin remained flat at 4.4% in 2025 compared to 2024.

Southern Europe

In Southern Europe, revenues from services increased 2.7% (-2.0% in constant currency and -1.5% in organic constant currency) in 2025 compared to 2024. In France, revenues from services decreased -1.6% (-5.9% in constant currency) in 2025 compared to 2024, primarily driven by a $250.1 decrease in demand for our Manpower staffing services, partially offset by a $197.4 increase due to the favorable impact of currency exchange rates. In Italy, revenues from services increased 8.6% (3.8% in constant currency) in 2025 compared to 2024, primarily driven by an $80.5 impact due to the favorable impact of currency exchange rates, a $61.0 increase in demand for our Manpower staffing services and an $11.4 increase in demand for our consulting business. In Other Southern Europe, revenues from services increased 7.2% (1.8% in constant currency and 4.3% in organic constant currency) in 2025 compared to 2024, primarily driven by the $108.1 favorable impact of currency exchange rates and a $46.2 increase in demand for our Manpower staffing services, partially offset by a $17.0 decrease in demand in our TBO business. Within our Other Southern Europe segment, we experienced revenue increases in Spain and Israel of $95.3 and $64.6, or 18.5% and 18.0%, respectively (13.0% and 9.7%, respectively, in constant currency), partially offset by a revenue decrease in Switzerland of $28.0, or -6.5% (-12.1% in constant currency).

Gross profit margin decreased 40 basis points in 2025 compared to 2024. This decrease was primarily due to increased activity in our lower margin Manpower staffing services, which contributed 30 basis points to the decrease and a decrease across our permanent placement business, which contributed 10 basis points to the decrease.

Part II

Selling and administrative expenses, excluding impairment charges, increased 4.8% (0.1% in constant currency and 0.8% in organic constant currency) during 2025 compared to 2024 primarily due to the unfavorable impact of currency exchange rates of $41.7, $8.2 increase in restructuring costs, and $5.2 increase in consulting and outside services, partially offset by a $15.7 decrease in salary-related costs as a result of restructuring actions taken in prior years.

OUP decreased -14.3% (-18.4% in constant currency and -18.8% in organic constant currency) in 2025, which represents a 3.1% OUP margin, a decrease from 3.7% in 2024. This OUP decrease was primarily due to decreased profitability in the France reporting unit of $39.7. In France, the OUP margin decreased to 2.5% in 2025 compared to 3.3% in 2024 primarily driven by an increase in lower margin staffing demand and a decrease in our higher-margin permanent recruitment business. In Italy, the OUP margin decreased to 6.4% in 2025 from 6.7% in 2024 primarily driven by increased demand in our lower margin staffing business. In Other Southern Europe, the OUP margin decreased to 1.6% in 2025 from 2.1% in 2024 primarily due to a decrease in gross profit margin driven by softer permanent recruitment demand.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, Germany, the Netherlands and Belgium (comprising 33%, 19%, 12%, 12% and 11%, respectively). In the Northern Europe region, revenues from services decreased -4.3% (-8.3% in constant currency and -8.1% in organic constant currency) in 2025 compared to 2024, primarily due to a decrease in demand of $112.0 for our Experis interim service, an $85.5 decrease in demand for our Manpower staffing service, a decrease in demand of $25.2 in our permanent recruitment business and a decrease in demand of $19.2 in our consulting business, partially offset by the $132.4 favorable impact of currency exchange rates. Within our Northern Europe segment, we experienced revenue decreases in the United Kingdom of $101.5, Germany of $97.2, the Nordics of $12.8, and Netherlands of $ $2.3, and an increase in Belgium of $27.0, which represented revenue decreases of -8.9%, -20.4%, -2.0%, and -0.6% and an increase of 8.7%, respectively (decreases of -11.7%, -23.7%, -7.0%, and -4.9% and an increase of 3.7%, respectively, in constant currency).

Gross profit margin decreased by 90 basis points in 2025 compared to 2024 primarily due to decreased activity in our Talent Solutions brand, which contributed 50 basis points to the decrease and decreased activity in our Experis brand, which contributed 40 basis points to the decrease.

Selling and administrative expenses, excluding impairment charges, decreased -9.0% (-12.8% in constant currency and -12.7% in organic constant currency) in 2025 compared to 2024. The decrease is primarily driven by a $59.0 decrease in personnel costs as we experience the impacts of significant restructuring actions taken in 2025 and 2024 and a $15.1 decrease in office and lease related costs incurred in 2025 compared to 2024, partially offset by an increase of $23.8 due to currency exchange rates.

Operating unit loss in Northern Europe improved 2.9% (7.5% in constant currency and 8.4% in organic constant currency) in 2025, which represents a -1.4% OUP margin, a decrease from -1.3% in 2024. The lower operating unit loss was primarily driven by an increase in profitability in Germany and the Nordics, which experienced profitability increases of $7.7 and $6.0, respectively, partially offset by an OUP decrease in the United Kingdom of $22.3.

APME

Revenues from services decreased -5.5% (-6.3% in constant currency and an increase of 7.4% in organic constant currency) in 2025 compared to 2024. In Japan, revenues from services increased 7.3% (5.9% in constant currency) primarily driven by a $50.1 increase in demand for our Manpower staffing services, a $15.7 favorable impact of currency exchange rates, and an $8.3 increase in demand for our Experis interim services.

Gross profit margin increased 90 basis points in 2025 compared to 2024 primarily due to the South Korea disposition in 2024.

Selling and administrative expenses decreased -6.8% (-7.5% in constant currency and increased 0.4% in organic constant currency) in 2025 compared to 2024. The decrease is primarily driven by the $19.8 decrease in non-personnel costs due to the South Korea Disposition.

OUP in APME increased 20.4% (19.1% in constant currency and 28.7% in organic constant currency), in 2025, which represents a 4.9% OUP margin, an increase from 3.9% in 2024. This OUP increase was primarily driven by increased margins in our Manpower staffing and Experis interim services and a decrease in selling and administrative expenses.

Part II

Financial Measures

Constant Currency And Organic Constant Currency Reconciliation

Certain constant currency and organic constant currency percent variances are discussed throughout this report. A reconciliation of these Non-GAAP percent variances to the percent variances calculated based on our annual GAAP financial results is provided below. (See Financial Measures - Constant Currency and Organic Constant Currency on page 32 for information.)

Amounts represent 2025 Percentages represent 2025 compared to 2024	Reported Amount (in millions)	Reported Variance	Impact of Currency	Variance in Constant Currency	Impact of Acquisitions and Dispositions (in Constant Currency)	Organic Constant Currency Variance

Revenues from Services
Americas:
United States	$2,735.4	(1.1)%	—	(1.1)%	—	(1.1)%
Other Americas	1,613.4	10.6%	(4.2)%	14.8%	—	14.8%
	4,348.8	2.9%	(1.5)%	4.4%	—	4.4%
Southern Europe:
France	4,459.4	(1.6)%	4.3%	(5.9)%	—	(5.9)%
Italy	1,822.1	8.6%	4.8%	3.8%	—	3.8%
Other Southern Europe	2,154.8	7.2%	5.4%	1.8%	(2.5)%	4.3%
	8,436.3	2.7%	4.7%	(2.0)%	(0.5)%	(1.5)%
Northern Europe	3,161.1	(4.3)%	4.0%	(8.3)%	(0.2)%	(8.1)%
APME	2,041.9	(5.5)%	0.8%	(6.3)%	(13.7)%	7.4%
	17,988.1
Intercompany Eliminations	(31.0)
ManpowerGroup	$17,957.1	0.6%	2.7%	(2.1)%	(1.9)%	(0.2)%
Gross Profit - ManpowerGroup	$2,997.6	(2.9)%	2.2%	(5.1)%	(1.0)%	(4.1)%
Operating Unit Profit (Loss)
Americas:
United States	$66.0	(15.1)%	—	(15.1)%	—	(15.1)%
Other Americas	70.9	11.0%	(1.7)%	12.7%	—	12.7%
	136.9	(3.3)%	(0.7)%	(2.6)%	—	(2.6)%
Southern Europe:
France	109.9	(26.5)%	3.5%	(30.0)%	—	(30.0)%
Italy	115.8	2.3%	4.6%	(2.3)%	—	(2.3)%
Other Southern Europe	34.9	(15.7)%	4.7%	(20.4)%	2.6%	(23.0)%
	260.6	(14.3)%	4.1%	(18.4)%	0.4%	(18.8)%
Northern Europe	(43.3)	2.9%	(4.6)%	7.5%	(0.9)%	8.4%
APME	100.6	20.4%	1.3%	19.1%	(9.6)%	28.7%
Operating Profit - ManpowerGroup	$150.1	(50.9)%	1.8%	(52.7)%	(0.9)%	(51.8)%

Cash Sources and Uses

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use a global cash pooling arrangement, intercompany lending, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of December 31, 2025, we had $236.1 of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund corporate activities. As of December 31, 2025, deferred taxes related to non-United States withholding and other taxes were provided on $1,662.1 of accumulated unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2025 and 2024, we have recorded a deferred tax liability of $28.2 and $25.9, respectively, related to these non-United States earnings that may be remitted. As of December 31, 2025, we had an additional $372.0 of accumulated unremitted earnings of non-United States subsidiaries for which we have not provided deferred taxes as amounts are deemed indefinitely reinvested. We have not estimated the deferred tax liability on these earnings as such estimation is not practicable to determine or immaterial to the financial statements.

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

Cash used in operating activities was $104.1 in 2025, as compared to $309.2 generated in 2024. Changes in operating assets and liabilities utilized $269.3 of cash in 2025, compared to $65.4 generated in 2024. These changes were primarily attributable to the timing of collections and payments, as well as an increase in capitalized implementation costs related to our cloud computing arrangements.

Accounts receivable increased to $4,770.3 as of December 31, 2025 from $4,297.2 as of December 31, 2024. The increase was partly attributable to the impact of changes in currency exchange rates. DSO increased by approximately three days from December 31, 2024 to 55 days as of December 31, 2025 due to unfavorable mix changes, with higher growth in countries with a higher average DSO.

Cash used in investing activities were $59.2 and $68.2 for 2025 and 2024, respectively. Capital expenditures were $57.3 and $51.1 during 2025 and 2024, respectively. These expenditures were comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs of $17.9 and $10.1 in 2025 and 2024, respectively.

Cash provided by financing activities was $485.5 in 2025 compared to $282.4 used in 2024. Net debt borrowings were $586.1 in 2025 as compared to net debt borrowings of $16.1 in 2024. The larger borrowings in 2025 were due to the issuance of €500.0 notes in December 2025 which were used to redeem our 2018 notes in January 2026.

The Board of Directors authorized the repurchase of 5.0 million and 4.0 million shares of our common stock in August 2023 and August 2021, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2025, we repurchased a total of 0.7 million shares under the 2023 authorization, at a total cost of $37.5 including excise tax on share repurchases of $0.5. In 2024, we repurchased a total of 2.0 million shares under the 2023 authorization, at a total cost of $140.9 including excise tax on share repurchases of $0.9. As of December 31, 2025, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

During 2025 and 2024, the Board of Directors declared total cash dividends of $1.44 and $3.08 per share, respectively, resulting in total dividend payments of $66.7 and $145.8, respectively.

As of December 31, 2025, we had aggregate commitments of $3.130.9 related to debt, operating leases, purchase obligations for global technology and financial shared services, and restructuring costs, as follows:

(in millions)	Total	2026		2027-2028	2029-2030	Thereafter

Long-term debt including interest	$1,795.8	$639.2	(a)	$528.8	$627.8	$—
Short-term borrowings	34.6	34.6		—	—	—
Purchase obligations for global technology and financial shared services	538.6	125.6		216.8	144.1	52.1
Operating leases	458.6	122.0		171.2	95.8	69.6
Pension funding commitments	95.9	8.4		13.4	19.5	54.6
Restructuring costs	35.1	34.7		0.4		—
Other(b)	172.3	98.2		67.6	4.9	1.6
	$3,130.9	$1,062.7		$998.2	$892.1	$177.9
(a)
Includes €500.0 notes redeemed in January 2026.
(b)
Includes local information technology contracts and other vendor commitments.

Our liability for unrecognized tax benefits, including related interest and penalties, of $15.6 is excluded from the commitments above as we cannot determine the years in which these positions might ultimately be settled.

We recorded net restructuring costs of $64.2 and $53.6 in 2025 and 2024, respectively, in selling and administrative expenses, primarily related to severance, office closures and consolidations, and professional and other fees related to restructuring in multiple countries and territories. The costs paid out of our restructuring reserve were $72.9 in 2025.

Part II

We have entered into guarantee contracts and stand-by letters of credit that total $626.1 as of December 31, 2025 ($582.3 for guarantees and $43.8 for stand-by letters of credit). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above. The cost of these guarantees and letters of credit was $1.7 for 2025.

Total capitalization as of December 31, 2025 was $3,737.4, comprised of $1,677.1 in debt and $2,060.3 in equity. Debt as a percentage of total capitalization was 45% and 31% as of December 31, 2025 and 2024, respectively. The higher debt percentage in 2025 was due to the issuance of €500.0 notes in December 2025, which were used to redeem our 2018 notes in January 2026.

Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions, net of cash acquired, for the years ended December 31, 2025 and 2024 was $2.3 and $7.7, respectively. The 2025 payments mainly represent a contingent consideration payment related to a previous acquisition. The 2024 payments represent a consideration payment for a franchise in the United States and contingent consideration payments related to a previous acquisition.

As of December 31, 2025, goodwill and other intangible assets resulting from the 2025 acquisitions were $0.9 and $0.0, respectively. As of December 31, 2024, goodwill and other intangible assets resulting from the 2024 acquisitions were $1.4 and $3.1, respectively.

Dispositions

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint as well as improve our overall efficiency. On May 31, 2025, we disposed of our New Caledonia business in our APME segment and simultaneously entered into a franchise agreement. In connection with this transaction, we recognized a one-time net loss on disposition of $1.4, of which $0.2 was included in selling and administrative expenses and $1.2 was included in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2025.

On May 30, 2025, we disposed of our South Africa business in our Northern Europe segment in exchange for a non-interest-bearing loan receivable of $1.4 and simultaneously entered into a franchising agreement. We recognized a one-time net loss on disposition of $4.8, of which $2.2 was included in selling and administrative expenses and $2.6 was included in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2025.

On November 1, 2024, we disposed of our South Korea business in our APME segment for cash proceeds of $20.6 and simultaneously entered into a franchising agreement under which the new ownership will operate Manpower Korea under the Manpower brand. In connection with the disposition, we recognized a one-time net loss on disposition of $0.4, consisting of a $3.3 gain in selling and administrative expenses and a $3.7 loss in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2024. The franchise arrangement represents a significant component of the transaction. Our South Korea business contributed $349.9 of revenues for the year ended December 31, 2023.

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

Euro Notes

On December 15, 2025, we offered and sold €500.0 aggregate principal amount of the Company’s 3.750% notes due December 2030 (the “2025 €500.0 notes”). The net proceeds from the 2025 €500.0 notes of €497.4 were used in January 2026 to redeem our 2018 €500.0 notes due June 22, 2026. The 2025 €500.0 notes were issued at a price of 99.839% to yield an effective interest rate of 3.786%. Interest on the 2025 €500.0 notes is payable in arrears on December 13 of each year. The 2025 €500.0 notes are unsecured senior obligations and rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

Part II

On June 30, 2022, we offered and sold €400.0 aggregate principal amount of the Company’s 3.50% notes due June 30, 2027 (the “2022 €400.0 notes”). The proceeds from the 2022 €400.0 notes were used in July 2022 to redeem our €400.0 1.875% notes due September 11, 2022. The 2022 €400.0 notes were issued at a price of 99.465% to yield an effective interest rate of 3.514%, net of a favorable impact of a forward starting interest rate swap. Interest on the 2022 €400.0 notes is payable in arrears on June 30 of each year. The Notes are unsecured senior obligations and rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

On June 22, 2018, we offered and sold €500.0 aggregate principal amount of the Company’s 1.750% notes due June 2026 (the “2018 €500.0 notes”). The net proceeds from the 2018 €500.0 notes of €495.7 were used to redeem our €350.0 notes due June 22, 2018, with the remaining balance used for general corporate purposes, which included share repurchases. The 2018 €500.0 notes were issued at a price of 99.564% to yield an effective interest rate of 1.809%. We redeemed those notes in January 2026 using the proceeds from the 2025 €500.0 notes.

Both the 2018 €500.0 notes and 2022 €400.0 notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2025. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, the related translation gains or losses are included as a component of accumulated other comprehensive loss ("AOCL"). (See the Significant Matters Affecting Results of Operations section and Notes 8 and 12 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

Revolving Credit Agreement

On December 15, 2025, we entered into a new $600.0 five-year Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks to replace our previous $600.0 revolving credit facility. The Credit Agreement includes increased allowances for restructuring and related charges added back to earnings for covenant calculations and other terms, generally consistent with our previous revolving credit facility. The Credit Agreement allows for borrowing of $600.0 in various currencies, and up to $150.0 may be used for the issuance of stand-by letters of credit. We may request an increase in revolving credit commitments under the facility of up to $300.0 in certain circumstances.

We had no borrowings under our $600.0 credit facility as of December 31, 2025 and 2024. Outstanding letters of credit issued totaled $0.4, hence additional borrowings of $599.6 were available to us under the facility as of both December 31, 2025 and 2024.

Under the Credit Agreement, a credit ratings-based pricing grid determines the facility fee and the credit spread that we add to the applicable interbank borrowing rate on all borrowings. At our current credit rating, the annual facility fee is 12.5 basis points paid on the entire facility and the credit spread is 112.5 basis points on any borrowings.

The Credit Agreement contains customary restrictive covenants pertaining to our management and operations, including limitations on the amount of subsidiary debt that we may incur, limitation on dividends and share repurchases if our leverage ratio (Net Debt-to-EBITDA) exceeds 3.0 to 1. EBITDA is defined as net earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense and depreciation and amortization expense. The agreement also includes limitations on our ability to pledge assets, as well as financial covenants requiring that we comply with a maximum leverage ratio of 3.5 to 1 and a minimum fixed charge coverage ratio of 1.5 to 1.

For covenant purposes, net debt is defined as total debt less cash in excess of $200.0 through December 31, 2025 and less cash in excess of $300.0 thereafter. The agreement allows certain restructuring expenses to be excluded from EBITDA, up to fixed annual amounts for 2025, 2026 and 2027, and up to 15% of EBITDA beginning in 2028.

The Credit Agreement contains customary events of default, including, among others, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy or involuntary proceedings, certain monetary and non-monetary judgments, change of control and customary ERISA defaults.

As defined in the Credit Agreement, we had a net Debt-to-EBITDA ratio of 2.78 to 1 (compared to the maximum allowable ratio of 3.5 to 1) and a Fixed Charge Coverage ratio of 2.72 to 1 (compared to the minimum required ratio of 1.5 to 1) as of December 31, 2025.

Other

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2025, such uncommitted credit lines totaled $363.1, of which $325.0 was unused. Under the Credit Agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Additional borrowings of $261.9 could have been made under these lines as of December 31, 2025.

Part II

Our long-term debt has a rating of Baa1 with stable outlook from Moody's Investor Services and BBB- from Standard and Poor's with negative outlook. Both of the credit ratings are investment grade. Rating agencies use proprietary methodology in determining their ratings and outlook which includes, among other things, financial ratios based upon debt levels and earnings performance.

Assessment of the Liquidity Position

We have assessed our liquidity position as of December 31, 2025 and for the near future. As of December 31, 2025, our cash and cash equivalents balance was $871.0. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 and each lender may participate in the requested increase at their discretion. Furthermore, we have access to the previously mentioned credit lines of up to $300.0 ($600.0 in the third quarter) to meet the working capital needs of our subsidiaries, of which $261.9 was available to use, in addition to $150.0 of uncommitted credit facilities at our parent company, as of December 31, 2025. Our 2018 €500.0 ($586.9) notes were redeemed in January 2026, our 2025 €500.0 ($583.8) notes mature in December 2030, and our 2022 €400.0 ($468.3) notes mature in June 2027. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

The following table provides an informational summary of our liquidity and capital structure as of:

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$871.0	$509.4
Available capacity under the revolving credit facility(a)	599.6	599.6
Available capacity under the working capital facility(b)	150.0	150.0
Available liquidity	$1,620.6	$1,259.0

Short-term borrowings	$34.6	$23.4
Current maturities of long-term debt	590.4	—
Long-term debt	1,052.1	929.4
Total debt	$1,677.1	$952.8
Total shareholders' equity (excludes non-controlling interests)	2,059.6	2,125.2
Total capitalization	$3,736.7	$3,078.0

Debt to capitalization	44.9%	31.0%
Long-term debt to total debt	62.7%	97.5%
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

Defined Benefit Pension Plans

We sponsor several qualified and nonqualified pension plans covering permanent employees. The most significant plans are located in Switzerland, the United Kingdom, the Netherlands, Germany and France. Annual expense relating to these plans was $18.2, $18.0 and $21.7 in 2025, 2024 and 2023, respectively. Pension expense is estimated to be approximately $16.0 in 2026.

Part II

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

In determining the estimated 2026 pension expense for non-United States plans, we used a weighted-average discount rate of 3.1% and weighted-average expected return on plan assets of 3.3%. Absent any other changes, a 25 basis point increase or decrease in the weighted-average discount rate would increase or decrease our 2026 consolidated pension expense by $0.1. Absent any other changes, a 25 basis point increase or decrease in the weighted-average expected return on plan assets would decrease or increase our 2025 consolidated pension expense by $1.6. (See Note 9 to the Consolidated Financial Statements found in Item 8. "Financial Statements and Supplementary Data" for further information.)

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

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. We evaluate the following assumptions which are used in our goodwill impairment tests: expected future revenue growth rates, OUP margins, working capital levels, discount rates, and terminal value revenue growth rate. We consider expected future revenue growth rates, OUP margins and discount rates to be the more significant assumptions. The expected future revenue growth rates and OUP margins are determined after taking into consideration historical performance, our assessment of future market potential, and expected future business performance conditions. We believe that the discounted cash flow model provides the most reasonable and meaningful estimate of fair value, consistent with how market participants would value our reporting units in an orderly transaction.

Part II

Management closely monitors the financial and operating results relative to the assumptions used in our fair value estimates, as well as macroeconomic conditions and strategic initiatives that may impact the reporting units. During the second quarter of 2025, in connection with the preparation of our financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit was below its carrying amount. We identified several factors affecting our United Kingdom and Switzerland reporting units that led us to conclude an interim goodwill impairment assessment was necessary. These factors included deterioration of the macroeconomic and local market conditions, financial performance below management’s planned revenue and OUP expectations for the first half of 2025, and downward revisions to full-year 2025 revenue and OUP projections. As a result, we recognized a partial non-cash goodwill impairment loss of $33.4 for our United Kingdom reporting unit in our Northern Europe segment and $24.7 for our Switzerland reporting unit in our Southern Europe segment, reducing their carrying values to estimated fair value. Key assumptions in the United Kingdom discounted cash flow valuation included a discount rate of 11.4%, revenue growth for the next 10 years ranging from -8.4% to 10.0% and average OUP margin approximating 2.5%. Key assumptions in the Switzerland discounted cash flow valuation included a discount rate of 11.2%, revenue growth for the next 10 years ranging from -12.4% to 12.0% and average OUP margin approximating 3.0%.

During the third quarter of 2025, we completed the annual impairment test of our goodwill and indefinite-lived intangible assets. The fair value exceeded the carrying amount by more than 10% for all reporting units except the United Kingdom and Switzerland, whose carrying values had already been adjusted to fair value in the second quarter. As of December 31, 2025, the goodwill balances related to our United Kingdom and Switzerland reporting units were $78.0 and $35.5, respectively.

Key assumptions for our United States reporting unit in our Americas segment, which represents the reporting unit with the most significant goodwill balance, included a discount rate of 9.4%, revenue growth rates for the next 10 years ranging from -1.7% to 8.0%, and average OUP margins approximating 5.0%. Management closely monitors the performance and assumptions used in our fair value estimates, along with macroeconomic and operational developments that may impact future impairment assessments.

During the fourth quarter of 2025, in connection with the preparation of our annual financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting units were below its carrying amount. The actual results of revenues and OUP margins for our key reporting units were consistent with the forecasted assumptions for the near-term revenue growth and OUP margins utilized in the discounted cash flow models as of our valuation date. Additionally, we performed an updated analysis of our market cap reconciliation to the values derived from our discounted cash flow models during our annual impairment testing in light of the lower stock price as of December 31, 2025. In evaluating triggering events and assessing the reasonableness of our market cap reconciliation as of December 31, 2025, we considered external data points from analysts, market peers, our past history and experience, 2025 actual results and our near term and long-term forecasts. Further, we considered the results of the fourth quarter whereby we saw largely stable activity levels across North America and Europe overall, with improving trends in certain of our reporting units and we expect these trends to continue into 2026. We concluded, based on our analysis performed, that the fair value of the reporting units continued to equal or exceed the carrying value and did not identify a triggering event.

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

The United States dollar generally weakened in 2025, where as it strengthened on average relative to the currencies of our major markets during 2024. Revenues from services in constant currency were 2.7% lower than reported revenues in 2025. In 2024, revenues from services in constant currency were 2.2% higher than reported revenues. A change in the strength of the United States dollar by an additional 10% would have impacted our revenues from services by approximately 8.5% from the amounts reported in both 2025 and 2024.

Fluctuations in currency exchange rates also impact the United States dollar amount of our shareholders’ equity. The assets and liabilities of our non-United States subsidiaries are translated into United States dollars at the exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders’ equity as a component of AOCL. As a result of the United States dollar weakening against many foreign currencies as of December 31, 2025 compared to December 31, 2024, shareholders’ equity increased by $81.4 due to foreign currency translation. If the United States dollar had weakened an additional 10% as of December 31, 2025, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $70.0 from the amounts reported.

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

As of December 31, 2025, we had outstanding $1,639.0 (€1,400.0) in principal amount of Euro-denominated notes. Of these notes, $1,055.2 (€900.0) have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2025. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, both net of tax, the related translation gains or losses are included as a component of AOCL. Shareholders’ equity decreased by $125.3, net of tax, due to changes in AOCL during 2025, due to the currency impact on these designated borrowings.

The hypothetical impact of the stated change in rates on 2025 total other comprehensive income/loss for the Euro Notes and forward contracts is as follows:

2025 (in millions) Market Sensitive Instrument	10% Depreciation in Exchange Rates	10% Appreciation in Exchange Rates

Euro Notes:
€500.0, 1.81% Notes due June 2026	$58.7	$(58.7)
€400.0, 3.50% Notes due June 2027	47.0	(47.0)
Forward contracts:
€(195.2) to $(230.0)	22.9	(22.9)
¥368.1 to $2.4	0.2	(0.2)

Part II

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have historically managed interest rates through the use of a combination of fixed- and variable-rate borrowings. As of December 31, 2025, we had the following fixed- and variable-rate borrowings:

(in millions)	Amount	Weighted- Average Interest Rate(a)

Variable-rate borrowings	$34.6	13.3%
Fixed-rate borrowings	1,642.5	3.0%
Total debt	$1,677.1

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ManpowerGroup Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those financial statements.

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

February 23, 2026

Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ManpowerGroup Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ManpowerGroup Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – United States, United Kingdom, and Switzerland Reporting Units – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The annual impairment test of goodwill at a reporting unit level is performed annually on July 1st, or more frequently if events or circumstances indicate the fair value of a reporting unit may be below its respective carrying value. The Company deploys the income approach to estimate the fair value of future discounted cash flows, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating unit profit margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Part II

During the second quarter of 2025, the Company identified circumstances that caused it to evaluate the goodwill associated with the United Kingdom and Switzerland reporting units for potential impairment. The Company updated their cash flow estimates to reflect current market conditions and as a result of the test, recorded a goodwill impairment in the amount of $33.4 million and $24.7 million related to the amounts by which the United Kingdom and Switzerland reporting unit’s carrying amount exceed its estimated fair value, respectively.

Subsequent to the impairment charge recorded during the second quarter of 2025, the Company performed its annual impairment test of goodwill as of July 1st. Because the estimated fair value of these reporting units was not below the associated carrying value no additional impairments were recorded.

The forecasted revenues, operating unit profit margins and the discount rate for the United States, United Kingdom, and Switzerland reporting units are highly sensitive to changes in demand and the macroeconomic environment. Additionally the excess fair value of the United States reporting unit is above 10%, while the fair value of the United Kingdom and Switzerland reporting units approximate the carrying values. Therefore, minor changes to the significant estimates and assumptions could result in an impairment.

Considering these factors, we identified goodwill associated with the United States, United Kingdom and Switzerland reporting units as a critical audit matter. Auditing these estimates required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having expertise in valuation, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue growth rates, operating unit margins, and selection of the discount rates.

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
•
We evaluated the reasonableness of management’s revenue and operating unit profit margin forecasts by comparing the forecasts to (1) historical results (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group, (4) actual financial results subsequent to the July 1st annual assessment date.
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

February 23, 2026

We have served as the Company's auditor since 2005.

Part II

CONSOLIDATED STATEMENTS OF OPERATIONS

in millions, except per share data

Year Ended December 31	2025	2024	2023

Revenues from services	$17,957.1	$17,853.9	$18,914.5
Cost of services	14,959.5	14,767.1	15,556.5
Gross profit	2,997.6	3,086.8	3,358.0
Selling and administrative expenses, excluding impairment charges	2,758.8	2,780.8	3,047.1
Impairment charges	88.7	—	55.1
Selling and administrative expenses	2,847.5	2,780.8	3,102.2
Operating profit	150.1	306.0	255.8
Interest and other expenses, net	56.7	49.2	49.9
Earnings before income taxes	93.4	256.8	205.9
Provision for income taxes	106.7	111.7	117.1
Net (loss) earnings	$(13.3)	$145.1	$88.8
Net (loss) earnings per share – basic	$(0.29)	$3.04	$1.78
Net (loss) earnings per share – diluted	$(0.29)	$3.01	$1.76
Weighted average shares – basic	46.6	47.8	49.8
Weighted average shares – diluted	46.6	48.3	50.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

in millions

Year Ended December 31	2025	2024	2023

Net (loss) earnings	$(13.3)	$145.1	$88.8
Other comprehensive income (loss):
Foreign currency translation	92.5	(81.0)	108.5
Translation adjustments on long-term intercompany loans, net of income taxes of $0.1, $0.0 and $0.0, respectively	(0.4)	0.4	(0.8)
Adjustments on derivative instruments, net of income taxes of $(20.7), $22.0 and $(17.4), respectively	(92.9)	76.6	(91.0)
Unrealized adjustments on interest rate swap, net of income taxes of $(0.1) for all years	(0.3)	(0.3)	(0.3)
Defined benefit pension plans and retiree health care plan, net of income taxes of $3.5, $1.7 and $(3.7), respectively	30.0	23.5	(29.5)
Pension settlements, net of income taxes of $0.4, $0.8 and $1.2, respectively	2.0	3.8	5.8
Total other comprehensive income (loss)	$30.9	$23.0	$(7.3)
Comprehensive income	$17.6	$168.1	$81.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II

CONSOLIDATED BALANCE SHEETS

in millions, except share and per share data

December 31	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$871.0	$509.4
Accounts receivable, less allowance for expected credit losses of $74.1 and $67.6, respectively	4,770.3	4,297.2
Prepaid expenses and other assets	149.1	163.7
Total current assets	5,790.4	4,970.3
Other Assets
Goodwill	1,544.6	1,563.4
Intangible assets, less accumulated amortization of $579.1 and $530.4, respectively	430.1	486.1
Operating lease right-of-use assets	392.7	361.3
Other assets	879.1	701.5
Total other assets	3,246.5	3,112.3
Property and Equipment
Land, buildings, leasehold improvements and equipment	526.9	488.2
Less: accumulated depreciation and amortization	403.7	369.8
Net property and equipment	123.2	118.4
Total assets	$9,160.1	$8,201.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,721.1	$2,612.9
Employee compensation payable	232.3	241.1
Accrued payroll taxes and insurance	672.1	615.2
Accrued liabilities	457.6	475.1
Value added taxes payable	418.1	370.8
Short-term operating lease liability	107.4	98.6
Short-term borrowings and current maturities of long-term debt	625.0	23.4
Total current liabilities	5,233.6	4,437.1
Other liabilities
Long-term debt	1,052.1	929.4
Long-term operating lease liability	304.3	279.0
Other long-term liabilities	509.8	428.6
Total other liabilities	1,866.2	1,637.0
Commitments and contingencies (Note 15)
Shareholders’ Equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 119,161,780 and 118,853,620 shares, respectively	1.2	1.2
Capital in excess of par value	3,572.5	3,546.1
Retained earnings	3,732.3	3,812.3
Accumulated other comprehensive loss	(412.1)	(443.0)
Treasury stock at cost, 72,864,513 and 72,105,407 shares, respectively	(4,834.3)	(4,791.4)
Total ManpowerGroup shareholders' equity	2,059.6	2,125.2
Noncontrolling interests	0.7	1.7
Total shareholders’ equity	2,060.3	2,126.9
Total liabilities and shareholders’ equity	$9,160.1	$8,201.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II

CONSOLIDATED STATEMENTS OF CASH FLOWS

in millions

Year Ended December 31	2025	2024	2023
Cash Flows from Operating Activities
Net (loss) earnings	$(13.3)	$145.1	$88.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	86.0	86.6	88.6
Loss on sales of subsidiaries, net	6.2	8.2	1.3
Non-cash goodwill and other impairment charges	88.7	—	57.3
Deferred income taxes	(35.8)	(32.4)	(20.6)
Allowance for expected credit losses	7.1	9.0	5.4
Share-based compensation	26.3	27.3	28.7
Change in operating assets and liabilities:
Accounts receivable	(142.3)	261.1	391.8
Other assets	(74.5)	(131.8)	(45.2)
Accounts payable	(42.5)	15.7	(144.7)
Other liabilities	(10.0)	(79.6)	(103.2)
Cash (used in) provided by operating activities	(104.1)	309.2	348.2
Cash Flows from Investing Activities
Capital expenditures	(57.3)	(51.1)	(78.2)
Acquisitions of businesses, net of cash acquired	(1.0)	(4.9)	—
Impact to cash resulting from sales of subsidiaries	(2.1)	(14.6)	—
Proceeds from the sale of subsidiaries and property and equipment	1.2	2.4	4.1
Cash used in investing activities	(59.2)	(68.2)	(74.1)
Cash Flows from Financing Activities
Net change in short-term borrowings	14.4	14.0	(12.8)
Proceeds from long-term debt	586.8	3.7	1.0
Repayments of long-term debt	(0.7)	(1.6)	(4.4)
Payments for debt issuance costs	(2.6)	—	—
Payments of contingent consideration for acquisitions	(1.3)	(2.8)	—
Proceeds from share-based awards	—	0.8	1.8
Payments to noncontrolling interests	—	(0.2)	(0.6)
Other share-based award transactions	(6.2)	(10.5)	(10.4)
Repurchases of common stock and excise tax	(38.2)	(140.0)	(179.8)
Dividends paid	(66.7)	(145.8)	(144.3)
Cash provided (used in) by financing activities	485.5	(282.4)	(349.5)
Effect of exchange rate changes on cash	39.4	(30.5)	17.7
Change in cash and cash equivalents	361.6	(71.9)	(57.7)
Cash and cash equivalents, beginning of year	509.4	581.3	639.0
Cash and cash equivalents, end of year	$871.0	$509.4	$581.3
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$97.5	$84.9	$75.9
Income taxes, net	$147.7	$187.6	$182.2
Operating lease liabilities	$130.9	$119.7	$132.0
Non-cash operating activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$100.5	$82.2	$135.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

in millions, except share and per share data

	ManpowerGroup Shareholders

	Common Stock

	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total

Balance, December 31, 2022	118,028,009	$1.2	$3,484.2	$3,868.5	$(458.7)	$(4,447.9)	$10.8	$2,458.1
Net earnings				88.8				88.8
Other comprehensive loss					(7.3)			(7.3)
Issuances under equity plans	359,632		2.0			(10.4)		(8.4)
Share-based compensation expense			28.7					28.7
Dividends ($2.94 per share)				(144.3)				(144.3)
Repurchases of common stock, including excise tax						(181.5)		(181.5)
Balance, December 31, 2023	118,387,641	$1.2	$3,514.9	$3,813.0	$(466.0)	$(4,639.8)	$10.8	$2,234.1
Net earnings				145.1				145.1
Other comprehensive income					23.0			23.0
Issuances under equity plans	465,979		1.0			(10.7)		(9.7)
Share-based compensation expense			27.3					27.3
Dividends ($3.08 per share)				(145.8)				(145.8)
Repurchases of common stock, including excise tax						(140.9)		(140.9)
Noncontrolling interest transactions			2.9				(9.1)	(6.2)
Balance, December 31, 2024	118,853,620	$1.2	$3,546.1	$3,812.3	$(443.0)	$(4,791.4)	$1.7	$2,126.9
Net loss				(13.3)				(13.3)
Other comprehensive income					30.9			30.9
Issuances under equity plans	308,160		(0.7)			(5.4)		(6.1)
Share-based compensation expense			26.3					26.3
Dividends ($1.44 per share)				(66.7)				(66.7)
Repurchases of common stock, including excise tax						(37.5)		(37.5)
Noncontrolling interest transactions			0.8				(1.0)	(0.2)
Balance, December 31, 2025	119,161,780	$1.2	$3,572.5	$3,732.3	$(412.1)	$(4,834.3)	$0.7	$2,060.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Part II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in millions, except share and per share data

(1) Summary of Significant Accounting Policies

Nature of Operations

ManpowerGroup Inc. is a world leader in the innovative workforce solutions and services industry. Our global network of approximately 2,100 offices in more than 70 countries and territories allows us to meet the needs of our global, multinational and local clients across all major industry segments. Our largest operations, based on revenues, are located in France, the United States, Italy, and the United Kingdom. We specialize in permanent, temporary and contract recruitment and assessment; training and development; outsourcing; career management and workforce consulting services. We provide services to a wide variety of clients, none of which individually comprise a significant portion of revenues for us as a whole.

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

Basis of Consolidation

The Consolidated Financial Statements include our operating results and the operating results of all of our majority-owned subsidiaries and entities in which we have a controlling financial interest. We have a controlling financial interest if we own a majority of the outstanding voting common stock and the noncontrolling shareholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary. We account for equity investments in companies over which we have the ability to exercise significant influence, but not control, using the equity method of accounting. We recognize our ownership share of earnings of these equity method investments, amortization of basis differences, and related gains or losses in the Consolidated Financial Statements. These investments, as well as certain other relationships, are also evaluated for consolidation under the accounting guidance on consolidation of variable interest entities. These investments were $100.2 and $103.9 as of December 31, 2025 and 2024, respectively, and are included in other assets in the Consolidated Balance Sheets. Included in shareholders’ equity as of December 31, 2025 and 2024 are $6.5 and $16.9, respectively, of accumulated unremitted earnings from investments accounted for using the equity method. The amounts relate to accounting for our remaining interest in ManpowerGroup Greater China under the equity method subsequent to deconsolidation in 2019.

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

As allowed under the guidance, we do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to December 31, 2025 related to remaining performance obligations, which are not material.

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

Our deferred revenue was $45.6 and $30.3 as of December 31, 2025 and 2024, respectively. We recognized the entire amount of the deferred revenue balance as of December 31, 2024 as revenue during the year ended December 31, 2025. We expect to recognize the entire amount of deferred revenue balance as of December 31, 2025 as revenue in 2026.

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

Changes in allowance for expected credit losses are as follows:

	Balance at Beginning of Year	Provision for Credit Losses	Write-Offs		Currency Impact and Other	Balance at End of Year

2025	$67.6	$7.1	$(11.2)		$10.6	$74.1
2024	99.2	9.0	(35.6)	(a)	(5.0)	67.6
2023	109.3	5.4	(18.2)		2.7	99.2
(a)
Includes a $24.7 bad debt write-off in Italy to secure tax benefits.

Provision for credit losses is recorded as selling and administrative expenses in our Consolidated Statements of Operations. Factors that would cause this provision to increase primarily relate to increased bankruptcies by our clients and other difficulties collecting amounts billed. On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision.

Advertising Costs

We expense production costs of advertising as they are incurred. Advertising expenses were $28.1, $28.3 and $28.9 in 2025, 2024 and 2023, respectively.

Restructuring Costs

We recorded net restructuring costs of $64.2, $53.6, and $149.2 in 2025, 2024 and 2023, respectively, in selling and administrative expenses. Payments made from the restructuring reserve were $72.9 and $93.7 during 2025 and 2024, respectively. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $35.1 reserve will be paid by the end of 2026.

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total

Balance, December 31, 2023	$4.8	$5.9	$78.9	$0.4	$—	$90.0
Severance costs	8.6	5.4	28.8	2.8	1.9	47.5
Lease costs(c)	0.5	0.1	2.8	—	—	3.4
Other costs	0.1	0.8	1.8	—	—	2.7
Non-cash charges	(0.5)	(0.1)	(2.8)	—	—	(3.4)
Costs paid	(7.8)	(7.7)	(77.4)	(0.8)	—	(93.7)
Balance, December 31, 2024	$5.7	$4.4	$32.1	$2.4	$1.9	$46.5
Severance costs	5.1	15.4	42.1	0.1	(1.2)	61.5
Lease costs(c)	1.1	—	1.6	—	—	2.7
Non-cash charges	(1.1)	—	(1.6)	—	—	(2.7)
Costs paid	(8.1)	(11.8)	(50.0)	(2.3)	(0.7)	(72.9)
Balance, December 31, 2025	$2.7	$8.0	$24.2	$0.2	$—	$35.1
(a)
Balance related to United States was $3.7 as of December 31, 2023. In 2024, United States incurred $6.0 for severance costs, $0.1 for other costs and paid $5.8, leaving a $4.0 liability as of December 31, 2024. In 2025, United States incurred $2.6 for severance costs and paid $6.0, leaving a $0.6 liability as of December 31, 2025.
(b)
France had a $2.5 liability as of December 31, 2023. In 2024, France incurred $1.3 for severance costs, $0.5 for other costs and paid $3.1, leaving a $1.2 liability as of December 31, 2024. In 2025, France incurred $5.0 for severance costs and paid $3.1, leaving a $3.1 liability as of December 31, 2025. As of December 31, 2023, Italy had a $1.0 liability. In 2024, Italy incurred $1.9 for severance costs, $0.1 for other costs and paid $1.0, leaving a $2.0 liability as of December 31, 2024. In 2025, Italy incurred $0.4 for severance costs and paid $1.8, leaving a $0.6 liability as of December 31, 2025.
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

Fair Value Measurements

The assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

	Fair Value Measurements Using				Fair Value Measurements Using

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Deferred compensation plan assets	$188.6	$188.6	$—	$—	$165.4	$165.4	$—	$—
Cross-currency swaps	14.6	—	14.6	—	10.3	—	10.3	—
	$203.2	$188.6	$14.6	$—	$175.7	$165.4	$10.3	$—
Liabilities
Cross-currency swaps	$102.9	$—	$102.9	$—	$37.0	$—	$37.0	$—
Foreign currency forward contracts	0.8	—	0.8	—	0.7	—	0.7	—
	$103.7	$—	$103.7	$—	$37.7	$—	$37.7	$—

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our variable-rate long-term debt and revolving debt facility approximates fair value. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,645.3 and $928.5 as of December 31, 2025 and 2024, respectively, compared to a carrying value of $1,639.0 and $928.4, respectively.

Part II

Goodwill and Other Intangible Assets

We had goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	December 31, 2025			December 31, 2024

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Goodwill(a)	$1,544.6	$—	$1,544.6	$1,563.4	$—	$1,563.4
Intangible assets:
Finite-lived:
Customer relationships	$833.2	$556.1	$277.1	$814.2	$509.1	$305.1
Other	25.3	23.0	2.3	24.4	21.3	3.1
	858.5	579.1	279.4	838.6	530.4	308.2
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights(c)	98.7	—	98.7	125.9	—	125.9
	150.7	—	150.7	177.9	—	177.9
Total intangible assets	$1,009.2	$579.1	$430.1	$1,016.5	$530.4	$486.1
(a)
Balances were net of accumulated impairment loss of $807.4 and $749.3 as of December 31, 2025 and 2024, respectively.
(b)
Balances were net of accumulated impairment loss of $139.5 as of both December 31, 2025 and 2024.
(c)
Balances were net of accumulated impairment loss of $30.6 and none as of December 31, 2025 and 2024, respectively.

The consolidated amortization expense related to intangibles was $31.3, $32.7 and $34.6 in 2025, 2024 and 2023, respectively. Amortization expense expected in each of the next five years related to acquisitions completed as of December 31, 2025 is as follows: 2026 - $27.9, 2027 - $27.1, 2028 - $27.1, 2029 - $26.8 and 2030 - $26.3. The weighted-average useful lives of the customer relationships and other are approximately 15 and 5 years, respectively. The tradenames have been assigned an indefinite-life based on our expectation of renewing the tradenames, as required, without material modifications and at a minimal cost, and our expectation of positive cash flows beyond the foreseeable future. Indefinite-lived reacquired franchise rights resulted from our franchise acquisitions in the United States, Switzerland and Canada. These rights entitled the franchisees with unilateral control to operate perpetually in particular territories and have therefore been assigned an indefinite-life.

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

We evaluate the recoverability of goodwill utilizing an income approach that estimates the fair value of the future discounted cash flows to which the goodwill relates. This approach reflects management’s internal outlook of the reporting units, which is believed to be the best determination of value due to management’s insight and experience with the reporting units. We evaluate the following assumptions which are used in our goodwill impairment tests: expected future revenue growth rates, operating unit profit (OUP) margins, working capital levels, discount rates, and terminal value revenue growth rate. We consider expected future revenue growth rates, OUP margins and discount rates to be the more significant assumptions. The expected future revenue growth rates and OUP margins are determined after taking into consideration historical performance, our assessment of future market potential, and expected future business performance conditions. We believe that the discounted cash flow model provides the most reasonable and meaningful estimate of fair value, consistent with how market participants would value our reporting units in an orderly transaction.

For indefinite-lived intangible assets, we use either an income approach or a relief-from-royalty method, depending on the nature of the asset. Significant assumptions include expected future revenue growth rates, profit margins, discount rates, and market participant assumptions.

Part II

Management closely monitors the financial and operating results relative to the assumptions used in our fair value estimates, as well as macroeconomic conditions and strategic initiatives that may impact the reporting units and indefinite-lived intangible assets. During the second quarter of 2025, in connection with the preparation of our financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit or indefinite-lived intangible asset was below its carrying amount. We identified several factors affecting our United Kingdom and Switzerland reporting units that led us to conclude an interim goodwill impairment assessment was necessary. These factors included deterioration of the macroeconomic and local market conditions, financial performance below management’s planned revenue and OUP expectations for the first half of 2025, and downward revisions to full-year 2025 revenue and OUP projections. As a result, we recognized a partial non-cash goodwill impairment loss of $33.4 for our United Kingdom reporting unit in our Northern Europe segment and $24.7 for our Switzerland reporting unit in our Southern Europe segment, reducing their carrying values to estimated fair value. Key assumptions in the United Kingdom discounted cash flow valuation included a discount rate of 11.4%, revenue growth for the next 10 years ranging from -8.4% to 10.0%, and average OUP margin approximating 2.5%. Key assumptions in the Switzerland discounted cash flow valuation included a discount rate of 11.2%, revenue growth for the next 10 years ranging from -12.4% to 12.0% and average OUP margin approximating 3.0%.

In addition, we recognized a full impairment of $30.6 related to the reacquired franchise right associated with our Switzerland business, which is an indefinite-lived intangible asset. Key assumptions included in the indefinite-lived intangible asset impairment test included a discount rate of 13.7% and OUP margins ranging from 1.0% to 4.0%.

During the third quarter of 2025, we completed the annual impairment test of our goodwill and indefinite-lived intangible assets. The fair value exceeded the carrying amount by more than 10% for all reporting units except the United Kingdom and Switzerland, whose carrying values had already been adjusted to fair value in the second quarter. As of December 31, 2025, the goodwill balances related to our United Kingdom and Switzerland reporting units were $78.0 and $35.5, respectively.

Key assumptions for our United States reporting unit in our Americas segment, which represents the reporting unit with the most significant goodwill balance, included a discount rate of 9.4%, revenue growth rates for the next 10 years ranging from -1.7% to 8.0% and average OUP margins approximating 5.0%. Management closely monitors the performance and assumptions used in our fair value estimates, along with macroeconomic and operational developments that may impact future impairment assessments.

During the fourth quarter of 2025, in connection with the preparation of our annual financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit were below its carrying amount. The actual results of revenues and OUP margins for our key reporting units were consistent with the forecasted assumptions for the near-term revenue growth and OUP margins utilized in the discounted cash flow models as of our valuation date. Additionally, we performed an updated analysis of our market capitalization reconciliation to the values derived from our discounted cash flow models during our annual impairment testing in light of the lower stock price as of December 31, 2025. In evaluating triggering events and assessing the reasonableness of our market cap reconciliation as of December 31, 2025, we considered external data points from analysts, market peers, our past history and experience, 2025 actual results and our near term and long-term forecasts. Further, we considered the results of the fourth quarter whereby we saw largely stable activity levels across North America and Europe overall, with improving trends in certain of our reporting units and we expect these trends to continue into 2026. We concluded, based on our analysis performed, that the fair value of the reporting units continued to equal or exceed the carrying value and did not identify a triggering event.

There could be significant further decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of goodwill impairment that could be material to the Consolidated Financial Statements.

Capitalized Software for Internal Use

We capitalize purchased software as well as internally developed software. Internal software development costs are capitalized from the time when the internal-use software is considered probable of completion until the software is ready for use. Business analysis, system evaluation, selection and software maintenance costs are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the software which ranges from 3 to 10 years. The net capitalized software balance of $39.3 and $36.5 as of December 31, 2025 and 2024, respectively, is included in other assets in the Consolidated Balance Sheets. Amortization expense related to the capitalized software costs, which is included in selling and administrative expenses, was $17.2, $15.8 and $13.8 for 2025, 2024 and 2023, respectively. In 2023, we also recorded software impairment charges of $2.2.

Part II

Cloud Computing Arrangements

We utilize cloud computing arrangements such as hosting arrangements that are service contracts, whereby we gain remote access to use software hosted by the vendor or another third party on an as-needed basis for a period of time in exchange for a subscription fee. Subscription fees are usually prepaid and recorded in selling and administrative expenses over the related subscription period. Certain implementation costs for cloud computing arrangements are capitalized in prepaid expenses or other noncurrent assets if they consist of internal and external costs directly attributable to developing and configuring cloud computing software for its intended use. Amortization of capitalized implementation costs is recorded in selling and administrative expenses on a straight-line basis over the term of the cloud computing arrangement, which is the non-cancellable period of agreement, together with periods covered by renewal options that we are reasonably certain to exercise. The unamortized implementation costs related to our cloud computing arrangements were $166.5, $110.8 and $54.6 as of December 31, 2025, 2024 and 2023, respectively.

Property and Equipment

A summary of property and equipment as of December 31 is as follows:

	2025	2024

Land	$0.5	$0.4
Buildings	6.3	6.0
Furniture, fixtures, and autos	153.5	145.6
Computer equipment	107.9	106.1
Leasehold improvements	258.7	230.1
Property and equipment	$526.9	$488.2

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

Part II

Leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term. We do not include significant restrictions or covenants in our lease agreements, and residual value guarantees are generally not included within our operating leases. As of December 31, 2025, we did not have any material additional operating leases that have not yet commenced.

Derivative Financial Instruments

Derivative instruments are recorded on the balance sheet as either an asset or liability measured at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded as a component of AOCL and recognized in the Consolidated Statements of Operations when the hedged item affects earnings. The ineffective portions of the changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is designated as a net investment hedge in a foreign operation, the changes in the fair value of the derivative are recognized in cumulative translation adjustment ("CTA") within other comprehensive income and held there until the hedged net investment is sold or liquidated. At that point, the amount recognized in CTA is reclassified to earnings and reported in the same line item as the gain or loss on the liquidation of the net investment.

Foreign Currency Translation

Asset and liability accounts are translated at the current exchange rates and income statement items are translated at the average exchange rates each month. The resulting translation adjustments are recorded as a component of AOCL, which is included in shareholders’ equity.

As of July 1, 2018, the Argentina economy was designated as highly-inflationary and was treated as such for accounting purposes for all periods presented.

A portion of our Euro-denominated notes is accounted for as a hedge of our net investment in our subsidiaries with a Euro-functional currency. For this portion of the Euro-denominated notes, since our net investment in these subsidiaries exceeds the amount of the related borrowings, net of tax, the related translation gains or losses are included as a component of AOCL.

Shareholders’ Equity

The Board of Directors authorized the repurchase of 5.0 million and 4.0 million shares of our common stock in August 2023 and August 2021, respectively. Share repurchases may be made from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. In 2025, we repurchased a total of 0.7 million shares under the 2023 authorization, at a total cost of $37.5 including excise tax on share repurchases of $0.5. In 2024, we repurchased a total of 2.0 million shares under the 2023 authorization, at a total cost of $140.9 including excise tax on share repurchases of $0.9. In 2023, we repurchased a total of 2.4 million shares comprised of 2.0 million shares under the 2021 authorization and 0.4 million shares under the 2023 authorization, at a total cost of $181.5 including excise tax on share repurchases of $1.7. As of December 31, 2025, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization and no shares remaining authorized for repurchase under the 2021 authorization.

During 2025, 2024 and 2023, the Board of Directors declared total cash dividends of $1.44, $3.08 and $2.94 per share, respectively, resulting in total dividend payments of $66.7, $145.8 and $144.3, respectively.

Noncontrolling interests, included in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses in our Consolidated Statements of Operations. We recorded income of $0.2 for 2025 and expenses of $0.3 and $0.4 for 2024 and 2023, respectively.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, term deposits with banks and short-term highly-liquid financial investments that are readily convertible to known amounts of cash which are subject to insignificant risk of changes in value; and have a maturity of three months or less from the date of acquisition.

Part II

Accounting Standards Effective in 2025

In December 2023, the FASB issued a final standard on improvements to income tax disclosures. The guidance requires that public entities on an annual basis disclose disaggregated information about the rate reconciliation as well as income taxes paid. We adopted the new guidance for our 2025 annual disclosures on a prospective basis. See Note 5 to the Consolidated Financial Statements for more information.

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

In November 2025, the FASB issued new guidance on hedge accounting. The guidance provides additional requirements in five areas: similar risk assessment, treatment of Choose-Your-Rate debt, nonfinancial forecasted transactions, net written options, and dual-hedging foreign-currency-denominated debt. The guidance is effective for us as of January 1, 2027. Adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

In December 2025, the FASB issued new guidance on government grants. The guidance requires entities to recognize government grants when they meet the conditions for receipt and to present them either as a reduction of related expenses or as other income, based on the nature of the grant. It also requires specific disclosures about the nature, terms, and amounts of government grants received. The guidance is effective for us as of January 1, 2029. Adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

In December 2025, the FASB issued new guidance on interim reporting. The guidance clarifies which annual disclosures must be repeated in interim periods, aligns interim reporting guidance with other recent standards, and simplifies certain interim presentation requirements. The guidance is effective for us as of January 1, 2028. Adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

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

Part II

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

Part II

•
Our franchise fees include the performance obligation of providing the right to use our intellectual property in a specifically defined exclusive territory as defined in a franchise agreement. Our franchise agreements generally state that franchise fees are calculated based on a percentage of revenues earned by the franchise operations and are payable on a monthly basis. As such, we record franchise fee revenues monthly over time calculated based on the specific fee percentage and the monthly revenues of the franchise operations. Franchise fees were $16.6, $14.4 and $14.8 for the years ended December 31, 2025, 2024 and 2023, respectively.

Disaggregation of Revenues

In the following table, revenue is disaggregated by service types and timing of revenue recognition and then reconciled by reportable segment.

Year Ended December 31, 2025

	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total

Americas:
United States	$2,438.2	$10.6	$110.0	$176.6	$2,735.4
Other Americas	1,497.0	66.3	37.6	12.5	1,613.4
	3,935.2	76.9	147.6	189.1	4,348.8
Southern Europe:
France	4,072.4	263.4	41.3	82.3	4,459.4
Italy	1,694.9	50.0	48.2	29.0	1,822.1
Other Southern Europe	1,740.5	320.7	56.3	37.3	2,154.8
	7,507.8	634.1	145.8	148.6	8,436.3
Northern Europe	2,731.0	231.0	100.4	98.7	3,161.1
APME	1,704.2	249.0	48.5	40.2	2,041.9
	15,878.2	1,191.0	442.3	476.6	17,988.1
Intercompany Eliminations					(31.0)
Total					$17,957.1

Year Ended December 31, 2024(ᵃ)

	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total

Americas:
United States	$2,454.5	$11.3	$126.1	$174.7	$2,766.6
Other Americas	1,350.6	54.2	43.0	10.5	1,458.3
	3,805.1	65.5	169.1	185.2	4,224.9
Southern Europe:
France	4,136.6	264.1	49.4	81.4	4,531.5
Italy	1,561.5	36.0	48.0	31.5	1,677.0
Other Southern Europe	1,613.3	314.1	50.8	31.6	2,009.8
	7,311.4	614.2	148.2	144.5	8,218.3
Northern Europe	2,814.0	257.2	121.5	111.6	3,304.3
APME	1,746.1	321.9	52.8	40.5	2,161.3
	15,676.6	1,258.8	491.6	481.8	17,908.8
Intercompany Eliminations					(54.9)
Total					$17,853.9
(a)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

Part II

Year Ended December 31, 2023(ᵃ)

	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total

Americas:
United States	$2,552.5	$18.3	$132.7	$162.7	$2,866.2
Other Americas	1,442.6	49.4	47.2	9.4	1,548.6
	3,995.1	67.7	179.9	172.1	4,414.8
Southern Europe:
France	4,393.5	267.7	58.9	70.0	4,790.1
Italy	1,590.1	36.9	55.0	26.8	1,708.8
Other Southern Europe	1,608.4	320.9	58.9	28.2	2,016.4
	7,592.0	625.5	172.8	125.0	8,515.3
Northern Europe	3,160.2	332.5	153.2	102.1	3,748.0
APME	1,781.8	386.3	109.4	44.8	2,322.3
	16,529.1	1,412.0	615.3	444.0	19,000.4
Intercompany Eliminations					(85.9)
Total					$18,914.5
(a)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

	Year Ended December 31,

	2025			2024(a)			2023(a)

	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total

Americas:
United States	$2,678.0	$57.4	$2,735.4	$2,695.4	$71.2	$2,766.6	$2,789.8	$76.4	$2,866.2
Other Americas	1,592.5	20.9	1,613.4	1,432.0	26.3	1,458.3	1,518.8	29.8	1,548.6
	4,270.5	78.3	4,348.8	4,127.4	97.5	4,224.9	4,308.6	106.2	4,414.8
Southern Europe:
France	4,421.6	37.8	4,459.4	4,486.7	44.8	4,531.5	4,753.3	36.8	4,790.1
Italy	1,777.2	44.9	1,822.1	1,632.6	44.4	1,677.0	1,657.8	51.0	1,708.8
Other Southern Europe	2,111.0	43.8	2,154.8	1,967.2	42.6	2,009.8	1,952.3	64.1	2,016.4
	8,309.8	126.5	8,436.3	8,086.5	131.8	8,218.3	8,363.4	151.9	8,515.3
Northern Europe	3,084.6	76.5	3,161.1	3,208.9	95.4	3,304.3	3,627.5	120.5	3,748.0
APME	2,000.0	41.9	2,041.9	2,116.2	45.1	2,161.3	2,255.2	67.1	2,322.3
	17,664.9	323.2	17,988.1	17,539.0	369.8	17,908.8	18,554.7	445.7	19,000.4
Intercompany Eliminations			(31.0)			(54.9)			(85.9)
Total			$17,957.1			$17,853.9			$18,914.5
(a)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

Part II

(3) Share-Based Compensation Plans

During 2025, 2024 and 2023, we recognized $26.3, $27.3 and $28.7, respectively, in share-based compensation expense related to stock options, deferred stock, restricted stock, performance share units and savings-related share option scheme, all of which is recorded in selling and administrative expenses. Consideration received from share-based awards for 2025, 2024 and 2023 was $0.0, $0.8 and $1.8, respectively. We recognized income tax expense of $0.3 in 2025, and income tax benefits of $1.3 and $1.0 in 2024 and 2023, respectively, for the United States share-based compensation. For non-United States share-based compensation, we recognized income tax benefits of $1.0, $1.2 and $1.6 for 2025, 2024 and 2023, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the vesting period of each award.

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

	Shares (000)	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)

Outstanding, January 1, 2023	852	$90
Granted	—	N/A
Exercised	(23)	76
Expired or cancelled	(19)	109
Outstanding, December 31, 2023	810	$90	4.4	$1
Exercisable, December 31, 2023	706	$90	4.1	$1
Outstanding, January 1, 2024	810	$90
Granted	—	N/A
Exercised	—	N/A
Expired or cancelled	(48)	80
Outstanding, December 31, 2024	762	$91	3.7	$—
Exercisable, December 31, 2024	730	$91	3.5	$—
Outstanding, January 1, 2025	762	$91
Granted	—	N/A
Exercised	—	N/A
Expired or cancelled	(52)	77
Outstanding, December 31, 2025	710	$92	2.9	$—
Exercisable, December 31, 2025	710	$92	2.9	$—

Options outstanding and exercisable as of December 31, 2025 were as follows:

	Options Outstanding			Options Exercisable

Exercise Price	Shares (000)	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price

$75-$80	103	0.1	$75	103	$75
$81-$89	153	3.2	84	153	84
$90-$95	286	4.6	93	286	93
$96-$123	168	1.6	109	168	109
	710	2.9	$92	710	$92

Part II

We recognized expense of $0.0, $0.2 and $0.5 related to stock options for the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of options vested during the same periods was $0.7, $1.5 and $2.2, respectively. As of December 31, 2025, there was no unrecognized compensation cost.

Deferred Stock

Our non-employee directors may elect to receive deferred stock in lieu of part or all of their annual cash retainer otherwise payable to them. The number of shares of deferred stock is determined pursuant to a formula set forth in the terms and conditions adopted under the 2011 Plan; the deferred stock is settled in shares of common stock according to these terms and conditions. During December 31, 2025, 2024 and 2023, there were 7,232, 4,716 and 4,463, respectively, shares of deferred stock awarded under this arrangement, all of which are vested.

Non-employee directors also receive an annual grant of deferred stock (or restricted stock, if they so elect) as additional compensation for board service. The award vests in equal quarterly installments over one year and the vested portion of the deferred stock is settled in shares of common stock either three years after the date of grant (which may in most cases be extended at the directors’ election) or upon a director’s termination of service in accordance with the terms and conditions under the 2011 Plan. During 2025, 2024 and 2023, there were 18,714, 14,362 and 14,721, respectively, shares of deferred stock awarded under this arrangement, all of which are vested. We recognized expense of $1.5, $1.7 and $1.9 related to deferred stock in 2025, 2024 and 2023, respectively.

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

A summary of restricted stock and restricted stock unit activity is as follows:

	Shares (000)	Wtd. Avg. Price Per Share	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)

Unvested, January 1, 2023	588	$94	1.4
Granted	261	82
Vested	(177)	87
Forfeited	(44)	90
Unvested, December 31, 2023	628	$91	1.4
Granted	343	64
Vested	(180)	86
Forfeited	(38)	83
Unvested, December 31, 2024	753	$80	1.4
Granted	442	48
Vested	(240)	94
Forfeited	(40)	66
Unvested, December 31, 2025	915	$63	1.4	$27

During 2025, 2024 and 2023, there were 12,476, 9,060 and 8,412, respectively, shares of restricted stock granted to our non-employee directors, all of which are vested. During 2025, 2024 and 2023, we recognized expense of $19.4, $18.9 and $18.9, respectively, related to restricted stock awards. As of December 31, 2025, there was $13.9 of total unrecognized compensation cost related to unvested restricted stock, which we expect to recognize over a weighted-average period of approximately 2.0 years.

Part II

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

A summary of the performance share units detail by grant year is as follows:

	2022 (Regular)	2022 (Experis)	2023	2024	2025

Grant Date(s)	February 11, 2022	February 11, 2022	February 17, 2023	February 16, 2024	February 14, 2025
Performance Period (years)	2022-2024	2022-2024	2023-2025	2024-2026	2025-2027
Vesting Date(a)	February 2025	February 2025	February 2026	February 2027	February 2028
Payout Levels (in units):
Threshold Award	—	—	—	—	—
Target Award	106,116	28,275	132,537	179,099	215,054
Outstanding Award	212,232	84,826	265,074	358,198	430,108
Shares Issued in 2025	67,422	—	N/A	N/A	N/A
Payout Achieved Over Performance Period	67,422	—	56,835	N/A	N/A
(a)
Awards are scheduled to vest after the Committee determines the achievement of the performance criteria.

We recognize and adjust compensation expense based on the likelihood of the performance criteria specified in the award being achieved. The compensation expense is recognized over the performance and holding periods and is recorded in selling and administrative expenses. We recognized total compensation expense of $5.3, $6.1 and $7.2 in 2025, 2024 and 2023, respectively, related to the performance share units. The lower expense in 2025 and 2024 compared to 2023 resulted from lower estimated payout levels for all the grants.

Savings-Related Share Option Scheme

We also maintain the Savings Related Share Option Scheme for United Kingdom employees with at least two years of service. The employees are offered the opportunity to obtain an option for a specified number of shares of common stock at 85% of its market value on the day prior to the offer to participate in the plan. Options vest after three years, but may lapse earlier. Funds used to purchase the shares are accumulated through specified payroll deductions over a 36-month period. We recognized expense of $0.1, $0.4 and $0.2 in 2025, 2024 and 2023, respectively, for shares purchased under the plan.

(4) Acquisitions and Dispositions

Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. The total cash consideration paid for acquisitions, net of cash acquired, for the years ended December 31, 2025, 2024, and 2023 was $2.3, $7.7 and $0.0, respectively. The 2025 payments mainly represent a contingent consideration payment related to a previous acquisition. The 2024 payments represent a consideration payment for a franchise in the United States and contingent consideration payments related to a previous acquisition.

Part II

As of December 31, 2025, goodwill and other intangible assets resulting from the 2025 acquisitions were $0.9 and $0.0, respectively. As of December 31, 2024, goodwill and other intangible assets resulting from the 2024 acquisitions were $1.4 and $3.1, respectively.

Dispositions

Occasionally, we dispose of parts of our operations based on risk considerations and to optimize our global strategic and geographic footprint as well as improve our overall efficiency. On May 31, 2025, we disposed of our New Caledonia business in our APME segment and simultaneously entered into a franchise agreement. In connection with this transaction, we recognized a one-time net loss on disposition of $1.4, of which $0.2 was included in selling and administrative expenses and $1.2 was included in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2025.

On May 30, 2025, we disposed of our South Africa business in our Northern Europe segment in exchange for a non-interest-bearing loan receivable of $1.4 and simultaneously entered into a franchising agreement. We recognized a one-time net loss on disposition of $4.8, of which $2.2 was included in selling and administrative expenses and $2.6 was included in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2025.

On November 1, 2024, we disposed of our South Korea business in our APME segment for cash proceeds of $20.6 and simultaneously entered into a franchising agreement under which the new ownership will operate Manpower Korea under the Manpower brand. In connection with the disposition, we recognized a one-time net loss on disposition of $0.4, consisting of a $3.3 gain in selling and administrative expenses and a $3.7 loss in interest and other expenses in the Consolidated Statements of Operations in the year ended December 31, 2024. The franchise arrangement represents a significant component of the transaction. Our South Korea business contributed $349.9 of revenues for the year ended December 31, 2023.

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

Part II

(5) Income Taxes

The earnings (loss) before income taxes was as follows:

Year Ended December 31	2025	2024	2023
United States	$(4.3)	$10.8	$40.7
Non-United States	97.7	246.0	165.2
Total earnings before income taxes	$93.4	$256.8	$205.9

The provision for income taxes was as follows:

Year Ended December 31	2025	2024	2023

Current
United States
Federal	$31.6	$2.4	$(2.9)
State	3.9	0.8	7.3
Non-United States	107.0	140.9	133.3
Total current	142.5	144.1	137.7
Deferred
United States
Federal	(34.2)	(22.6)	(8.6)
State	(2.0)	2.9	(4.0)
Non-United States	0.4	(12.7)	(8.0)
Total deferred	(35.8)	(32.4)	(20.6)
Total provision	$106.7	$111.7	$117.1

The cash paid, net of refunds, for income taxes was as follows:

Year Ended December 31	2025
United States
Federal	$32.2
States	1.1
Non-United States
France	50.4
Italy	9.6
Japan	14.7
Other, net	39.7
Total income taxes paid, net	147.7

Part II

A tax reconciliation, between taxes computed at the United States federal statutory rate of 21% and the consolidated effective tax rate for 2025 is as follows:

Year Ended December 31	2025
	Amount	Percent
Tax provision at the U.S. federal statutory rate	$19.6	21.0%
Foreign tax effects
France
Statutory income tax rate differential	4.6	4.9%
Effects of changes in tax legislation(a)	10.8	11.6%
French business tax(b)	9.3	10.0%
Other, net	0.9	1.0%
Germany
Statutory income tax rate differential	2.9	3.1%
Change in valuation allowance	7.4	7.9%
Other, net	1.1	1.2%
Italy
Statutory income tax rate differential	2.1	2.2%
Withholding Taxes	3.6	3.9%
Italy Regional Production Tax	3.2	3.4%
Other, net	0.8	0.9%
United Kingdom
Goodwill Impairment(c)	6.4	6.9%
Other, net	0.8	0.9%
Switzerland
Goodwill Impairment(c)	5.2	5.6%
Other, net	(1.5)	(1.6)%
Denmark
Nondeductible interest	3.6	3.9%
Other, net	1.1	1.2%
Netherlands
Change in valuation allowance	5.2	5.6%
Other, net	(1.1)	(1.2)%
Japan
Statutory income tax rate differential	4.5	4.8%
Other, net	(0.5)	(0.5)%
Other foreign jurisdictions, net	23.0	24.6%
Effect of cross-border tax laws	4.4	4.7%
State and local income taxes, net of federal benefit(d)	1.4	1.5%
Tax Credits
Foreign Tax Credits	(8.5)	(9.1)%
General business tax credits(e)	(5.9)	(6.3)%
Change in valuation allowance	(0.7)	(0.7)%
Nontaxable or nondeductible items	5.6	6.0%
Change in unrecognized tax benefits	2.6	2.8%
Other, net	(5.2)	(6.0)%
Tax provision	$106.7	114.2%

Part II

(a)
In February 2025, the French Parliament approved the Finance Bill for 2025 which enacted an exceptional corporate income tax surcharge. In February 2026, the French government passed the Finance Bill for 2026 which includes a one-year extension of the exceptional corporate income tax surcharge.
(b)
The French business tax is allowed as a deduction for French income tax purposes. The gross amount of the French business tax was $11.8 for 2025. The $9.3 for 2025 represents the French business tax expense net of the French tax benefit using the United States federal rate of 21%. In addition to the previously mentioned exceptional surcharge, the Finance bill for 2025 included a three-year delay to the scheduled phase-out of the French business tax.
(c)
Non-deductible portion of the goodwill impairment charges recorded in Switzerland and the United Kingdom in 2025.
(d)
New York and Texas account for the majority of the state and local income tax expense.
(e)
The Work Opportunity Tax Credit expired on December 31, 2025.

A tax reconciliation between taxes computed at the United States federal statutory rate of 21% and the consolidated effective tax rate for 2024 and 2023 is as follows:

Year Ended December 31	2024	2023

Income tax based on statutory rate	$53.9	$43.2
Increase (decrease) resulting from:
Non-United States tax rate difference:
French business tax(a)	9.2	13.0
Other(b)	18.0	10.4
Repatriation of non-United States earnings	(5.8)	4.6
State income taxes, net of federal benefit	3.6	2.0
Change in valuation allowance(c)	34.1	53.5
Work Opportunity Tax Credit	(4.6)	(5.6)
Foreign-Derived Intangible Income deduction	(3.6)	(7.2)
Goodwill impairment(d)	—	10.9
Change in unrecognized tax benefits(e)	(0.3)	(14.4)
Other, net	7.2	6.7
Tax provision	$111.7	$117.1
(a)
The French business tax is allowed as a deduction for French income tax purposes. The gross amount of the French business tax was $11.7, and $16.4 for 2024 and 2023 respectively. The $9.2 and $13.0 for 2024 and 2023, respectively, represent the French business tax expense net of the French tax benefit using the United States federal rate of 21%.
(b)
Included in Other Non-United States tax rate differences is the impact of all Non-United States pre-tax earnings and permanent tax differences at the local statutory tax rate versus the United States federal rate of 21%.
(c)
Losses incurred in 2024 and 2023 in Germany resulted in an increase in valuation allowance of $16.1 and $46.3, respectively.
(d)
Non-deductible portion of the goodwill impairment charges recorded in the Netherlands in 2023.
(e)
The 2023 amount includes a tax benefit of $10.8 resulting from an effective settlement of an audit.

Deferred income taxes are recorded based on temporary differences at the tax rate expected to be in effect when the temporary differences reverse. Temporary differences, which give rise to the deferred taxes, are as follows:

December 31	2025	2024

Future Income Tax Benefits (Expense)
Accrued payroll taxes and insurance	$11.8	$11.5
Employee compensation payable	41.2	40.9
Pension and postretirement benefits	71.4	66.9
Intangible assets	(132.6)	(130.9)
Repatriation of non-United States earnings	(31.3)	(24.2)
Loans denominated in foreign currencies	15.8	(4.8)
Operating lease ROU assets	(99.6)	(95.1)
Operating lease liabilities	104.6	90.8
Tax credit and other carryforwards	87.1	59.2
Tax loss carryforwards	264.5	212.1
Other	108.3	115.9
Valuation allowance	(262.5)	(222.9)
Total future tax benefits	$178.7	$119.4
Deferred tax asset	$185.0	$135.0
Deferred tax liability	(6.3)	(15.6)
Total future tax benefits	$178.7	$119.4

Part II

The tax loss carryforward category includes capital loss carryforwards of $25.6 and $27.4 for 2025 and 2024, respectively, which are fully offset by valuation allowance due to the expiration of carryforwards and uncertain source of future capital gains. The tax credit and other carryforwards consist primarily of U.S. foreign and general business tax credits. A related valuation allowance of $13.4 was recorded as of December 31, 2025, as management believes that realization of certain tax credit carryforwards is unlikely.

We have not provided deferred taxes on $372.0 of accumulated unremitted earnings of non-United States subsidiaries that are considered indefinitely reinvested. We have not estimated the deferred tax liability on these earnings as such estimation is not practicable to determine or immaterial to the financial statements. As of December 31, 2025, deferred taxes for non-United States withholding and other taxes were provided on $1,662.1 of accumulated unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2025 and 2024, we have recorded a deferred tax liability of $28.2 and $25.9, respectively, related to these non-United States earnings that may be remitted.

We had United States federal and non-United States net operating loss carryforwards and United States state net operating loss carryforwards totaling $1,303.1 and $178.4, respectively, as of December 31, 2025. The net operating loss carryforwards expire as follows:

	United States Federal and Non-United States	United States State

2026	—	6.6
2027	0.2	5.6
2028	3.8	0.1
2029	7.1	3.1
2030	6.2	4.1
Thereafter	27.3	129.4
No expirations	1,258.5	29.5
Total net operating loss carryforwards	$1,303.1	$178.4

We have recorded a deferred tax asset of $238.9 as of December 31, 2025 for the benefit of these net operating losses. Realization of this asset is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. A related valuation allowance of $206.8 was recorded as of December 31, 2025, due to the expiration of net operating loss carryforwards and uncertain source of future taxable income.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $41.4, $36.1 and $32.8 in 2025, 2024 and 2023, respectively. If recognized, the entire amount would favorably affect the effective tax rate except for $10.0. Our unrecognized tax benefits decreased by $48.8 during 2023 primarily due to the effective settlement of an audit during the third quarter, which resulted in the recognition of a tax benefit of $10.8.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. We accrued net interest and penalties of $0.4, $0.5 and $0.6 in 2025, 2024 and 2023, respectively. We reduced our accrued interest and penalties related to unrecognized tax benefits by $4.2 primarily due to the effectively settled income tax audit in the third quarter of 2023.

The following table summarizes the activity related to our unrecognized tax benefits during 2025, 2024, and 2023:

	2025	2024	2023

Gross unrecognized tax benefits, beginning of year	$34.7	$31.1	$76.3
Increases in prior year tax positions	5.6	6.5	4.6
Decreases in prior year tax positions	(0.4)	(0.6)	(1.2)
Increases for current year tax positions	2.4	2.2	2.6
Expiration of statute of limitations and audit settlements	(2.5)	(4.5)	(51.2)
Gross unrecognized tax benefits, end of year	$39.8	$34.7	$31.1
Potential interest and penalties	1.6	1.4	1.7
Balance, end of year	$41.4	$36.1	$32.8

Part II

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2018 through 2025 for our major operations in France, Italy, the United Kingdom and the United States. As of December 31, 2025, we were subject to tax audits in Germany, India, Israel, Spain and the United States.

(6) Net (Loss) Earnings Per Share

The calculation of net (loss) earnings per share - basic and net (loss) earnings per share - diluted were as follows:

Year Ended December 31	2025	2024	2023

Net (loss) earnings available to common shareholders:	$(13.3)	$145.1	$88.8
Weighted-average common shares outstanding (in millions):
Weighted-average common shares outstanding – basic	46.6	47.8	49.8
Effect of share-based awards	—	0.5	0.6
Weighted-average common shares outstanding – diluted	46.6	48.3	50.4
Net (loss) earnings per share – basic	$(0.29)	$3.04	$1.78
Net (loss) earnings per share – diluted	$(0.29)	$3.01	$1.76

There were 1.1 million, 0.8 million and 0.6 million share-based awards excluded from the calculation of net (loss) earnings per share - diluted for the years ended December 31, 2025, 2024 and 2023, respectively, because their impact was anti-dilutive.

Part II

(7) Goodwill

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate(c)	Total

Balance, January 1, 2024(d)	$1,050.4	$154.7	$188.0	$67.7	$126.0	$1,586.8
Acquisitions	1.4	—	—	—	—	1.4
Currency impact	(3.6)	(9.4)	(6.6)	(4.7)	(0.5)	(24.8)
Balance, December 31, 2024(d)	1,048.2	145.3	181.4	63.0	125.5	1,563.4
Acquisitions	—	—	—	0.9	—	0.9
Dispositions	—	—	(0.7)	—	—	(0.7)
Impairment Charges(e)	—	(24.7)	(33.4)	—	—	(58.1)
Currency impact	2.2	19.3	17.4	0.2	—	39.1
Balance, December 31, 2025(d)	$1,050.4	$139.9	$164.7	$64.1	$125.5	$1,544.6
(a)
Balances related to United States were $1,005.8, $1,007.2 and $1,007.2 as of January 1, 2024, December 31, 2024 and December 31, 2025, respectively.
(b)
Balances related to France were $75.6, $70.9 and $80.5 as of January 1, 2024, December 31, 2024 and December 31, 2025, respectively. Balances related to Italy were $3.8, $3.5 and $4.0 as of January 1, 2024, December 31, 2024 and December 31, 2025, respectively.
(c)
The majority of the Corporate balance as of January 1, 2024, December 31, 2024 and 2025 relates to goodwill attributable to our acquisitions of Right Management ($62.1) and Jefferson Wells ($55.5). Jefferson Wells is part of the United States reporting unit. Right Management is allocated to the reporting units of the countries in which Right Management operates. For purposes of monitoring our total assets by segment, we do not allocate the Corporate balance to the respective reportable segments as this is commensurate with how we operate our business. We do, however, include these balances within the appropriate reporting units for our goodwill impairment testing.
(d)
Balances were net of accumulated impairment loss of $749.3 ($232.1 related to Northern Europe, $3.8 related to APME, $235.2 related to Right Management and $278.2 related to Corporate) as of both January 1, 2024 and December 31, 2024; and $807.4 ($24.7 related to Southern Europe, $265.5 related to Northern Europe, $3.8 related to APME, $235.2 related to Right Management and $278.2 related to Corporate) as of December 31, 2025.
(e)
The impairment charges relate to our Switzerland and United Kingdom reporting units, which were recorded during the second quarter of 2025. See Note 1 to the Consolidated Financial Statements for further information.

(8) Debt

Information concerning short-term borrowings is as follows:

December 31	2025	2024

Short-term borrowings	$34.6	$21.0
Weighted-average interest rates	13.3%	33.3%

We maintain separate bank credit lines with financial institutions to meet working capital needs of our subsidiary operations. As of December 31, 2025, such uncommitted credit lines totaled $363.1, of which $325.0 was unused. Under our revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Due to these limitations, additional borrowings of $261.9 could have been made under these lines as of December 31, 2025.

A summary of long-term debt is as follows:

December 31	2025	2024

Euro-denominated notes:
€500.0 due June 2026	$586.9	$516.6
€400.0 due June 2027	468.3	411.8
€500.0 due December 2030	583.8	—
Other	3.5	3.4
	1,642.5	931.8
Less current maturities	590.4	2.4
Long-term debt	$1,052.1	$929.4

Part II

Euro Notes

On December 15, 2025, we offered and sold €500.0 aggregate principal amount of the Company’s 3.750% notes due December 2030 (the “2025 €500.0 notes”). The net proceeds from the 2025 €500.0 notes of €497.4 were used in January 2026 to redeem our 2018 €500.0 notes due June 22, 2026. The 2025 €500.0 notes were issued at a price of 99.839% to yield an effective interest rate of 3.786%. Interest on the 2025 €500.0 notes is payable in arrears on December 13 of each year. The 2025 €500.0 notes are unsecured senior obligations and rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

On June 30, 2022, we offered and sold €400.0 aggregate principal amount of the Company’s 3.50% notes due June 30, 2027 (the “2022 €400.0 notes”). The proceeds from the 2022 €400.0 notes were used in July 2022 to redeem our €400.0 1.875% notes due September 11, 2022. The 2022 €400.0 notes were issued at a price of 99.465% to yield an effective interest rate of 3.514%, net of a favorable impact of a forward starting interest rate swap. Interest on the Notes is payable in arrears on June 30 of each year. The Notes are unsecured senior obligations and rank equally with all of the Company’s existing and future senior unsecured debt and other liabilities.

On June 22, 2018, we offered and sold €500.0 aggregate principal amount of the Company’s 1.750% notes due June 2026 (the “2018 €500.0 notes”). The net proceeds from the 2018 €500.0 notes of €495.7 were used to repay our €350.0 notes due June 22, 2018, with the remaining balance used for general corporate purposes, which included share repurchases. The 2018 €500.0 notes were issued at a price of 99.564% to yield an effective interest rate of 1.809%. We redeemed those notes in January 2026 using the proceeds from the 2025 €500.0 notes.

Both the 2018 €500.0 notes and 2022 €400.0 notes contain certain customary non-financial restrictive covenants and events of default and are unsecured senior obligations and rank equally with all of our existing and future senior unsecured debt and other liabilities. These notes have been designated as a hedge of our net investment in subsidiaries with a Euro-functional currency as of December 31, 2025. Since our net investment in these subsidiaries exceeds the respective amount of the designated borrowings, the related translation gains or losses are included as a component of accumulated other comprehensive loss. (See Note 12 to the Consolidated Financial Statements for further information.)

Revolving Credit Agreement

On December 15, 2025, we entered into a new $600.0 five-year Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks to replace our previous $600.0 revolving credit facility. The Credit Agreement includes increased allowances for restructuring and related charges added back to earnings for covenant calculations and other terms, generally consistent with our previous revolving credit facility. The Credit Agreement allows for borrowing of $600.0 in various currencies, and up to $150.0 may be used for the issuance of stand-by letters of credit. We may request an increase in revolving credit commitments under the facility of up to $300.0 in certain circumstances.

We had no borrowings under our $600.0 credit facility as of December 31, 2025 and 2024. Outstanding letters of credit issued totaled $0.4, hence additional borrowings of $599.6 were available to us under the facility as of both December 31, 2025 and 2024.

Under the Credit Agreement, a credit ratings-based pricing grid determines the facility fee and the credit spread that we add to the applicable interbank borrowing rate on all borrowings. At our current credit rating, the annual facility fee is 12.5 basis points paid on the entire facility and the credit spread is 112.5 basis points on any borrowings.

The Credit Agreement contains customary restrictive covenants pertaining to our management and operations, including limitations on the amount of subsidiary debt that we may incur, limitation on dividends and share repurchases if our leverage ratio (Net Debt-to-EBITDA) exceeds 3.0 to 1. EBITDA is defined as net earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense and depreciation and amortization expense. The agreement also includes limitations on our ability to pledge assets, as well as financial covenants requiring that we comply with a maximum leverage ratio of 3.5 to 1 and a minimum fixed charge coverage ratio of 1.5 to 1.

For covenant purposes, net debt is defined as total debt less cash in excess of $200.0 through December 31, 2025 and less cash in excess of $300.0 thereafter. The agreement allows certain restructuring expenses to be excluded from EBITDA, up to fixed annual amounts for 2025, 2026 and 2027, and up to 15% of EBITDA beginning in 2028.

The Credit Agreement contains customary events of default, including, among others, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy or involuntary proceedings, certain monetary and non-monetary judgments, change of control and customary ERISA defaults.

The maturities of long-term debt payable within each of the four years subsequent to December 31, 2026 are as follows: 2027- $468.3, 2028 - $0.0, 2029 - $0.0, 2030 - $583.8.

Part II

(9) Retirement and Deferred Compensation Plans

For all of our United States defined benefit and retiree health care plans, we adopted the Society of Actuaries’ Pri-2012 Mortality Table with MP-2021 Mortality Improvement Scale in determining the plans’ benefit obligations as of December 31, 2025.

Defined Benefit Pension Plans

We sponsor qualified and nonqualified pension plans covering permanent employees in several countries. In our Switzerland pension plan, we recognized a partial settlement as a result of local regulations and turnover common to our industry and reclassified pension losses of $2.0, $3.8 and $5.8 in 2025, 2024 and 2023, respectively, net of tax, recorded in other comprehensive loss in the Consolidated Statements of Comprehensive Income. The reconciliation of the changes in the plans’ benefit obligations, the fair value of plan assets and the funded status of the plans are as follows:

	United States Plans		Non-United States Plans

Year Ended December 31	2025	2024	2025	2024

Change in Benefit Obligation
Benefit obligation, beginning of year	$18.0	$19.2	$669.8	$713.2
Service cost	—	—	15.4	16.5
Interest cost	0.9	0.9	19.0	18.5
Curtailments	—	—	—	(2.7)
Settlements	—	—	(49.5)	(50.9)
Transfers	—	—	31.3	26.5
Actuarial loss (gain)	1.0	—	(42.9)	(3.9)
Plan participant contributions	—	—	11.6	11.4
Benefits paid	(2.1)	(2.1)	(18.1)	(16.0)
Currency exchange rate changes	—	—	87.7	(42.8)
Benefit obligation, end of year	$17.8	$18.0	$724.3	$669.8

	United States Plans		Non-United States Plans

Year Ended December 31	2025	2024	2025	2024

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—	$586.1	$596.3
Actual return on plan assets	—	—	12.6	40.7
Settlements	—	—	(49.5)	(50.9)
Transfers	—	—	31.6	23.7
Plan participant contributions	—	—	11.6	11.4
Company contributions	2.1	2.1	18.5	17.4
Benefits paid	(2.1)	(2.1)	(18.1)	(16.0)
Currency exchange rate changes	—	—	78.0	(36.5)
Fair value of plan assets, end of year	$—	$—	$670.8	$586.1
Funded Status at End of Year
Funded status, end of year	$(17.8)	$(18.0)	$(53.5)	$(83.7)
Amounts Recognized
Noncurrent assets	$—	$—	$42.2	$22.7
Current liabilities	(2.1)	(2.2)	(0.8)	(1.2)
Noncurrent liabilities	(15.7)	(15.8)	(94.9)	(105.2)
Net amount recognized	$(17.8)	$(18.0)	$(53.5)	$(83.7)

Part II

The curtailments in 2024 primarily resulted from the wind down of Proservia Germany. For both 2025 and 2024, the settlements and transfers mostly represent transfers in and out of temporary associates within our Switzerland plan. The actuarial gain and loss are mainly related to changes in discount rates.

One of our plans is located in the United Kingdom. In July 2024, the United Kingdom Court of Appeal upheld a ruling in the Virgin Media vs. NTL Pension Trustee case, a decision in which we were not a party, that certain historical amendments for contracted-out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation. In June 2025, the Department for Work and Pensions confirmed that the government will introduce legislation allowing affected pension schemes to retrospectively obtain written actuarial confirmation that historic benefit changes met the necessary standards. We have agreed with our plan trustees that, if needed, we intend to utilize this legislation when introduced. Since there remain significant areas of uncertainty, we are unable to determine the impact of the ruling, if any, on our pension plan obligations as of December 31, 2025.

Amounts recognized in AOCL, net of tax, consisted of:

	United States Plans		Non-United States Plans

Year Ended December 31	2025	2024	2025	2024

Net loss (gain)	$4.2	$3.6	$(31.4)	$1.2
Prior service cost	—	—	3.2	4.1
Total	$4.2	$3.6	$(28.2)	$5.3

The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $717.9 and $663.7 as of December 31, 2025 and 2024, respectively. The ABO for plans that have plan assets was $634.3 and $584.4 as of December 31, 2025 and 2024, respectively. The accumulated benefit obligation for some of our plans exceeded the fair value of plan assets as follows:

December 31	2025	2024

Accumulated benefit obligation	$28.9	$117.2
Plan assets	20.5	93.4

In 2025, one of our larger plans merged with a smaller funded plan. As a result of the transfer of assets and obligations from the merged plan, the surviving plan's assets exceeded its accumulated benefit obligation as of December 31, 2025. As a result, this plan was included in the amounts disclosed above for 2024 but not for 2025.

The projected benefit obligation (PBO) for all qualified defined benefit pension plans was $742.1 and $687.8 as of December 31, 2025 and 2024, respectively. The PBO for some of our plans exceeded the fair value of plan assets as follows:

December 31	2025	2024

Projected benefit obligation	$31.9	$123.8
Plan assets	20.5	96.9

By their nature, some of our plans do not have plan assets. The accumulated benefit obligation for these plans was $83.6 and $79.3 as of December 31, 2025 and 2024, respectively.

Part II

The components of the net periodic benefit cost and other amounts recognized in other comprehensive income/loss for all plans were as follows:

Year Ended December 31	2025	2024	2023

Net Periodic Benefit Cost
Service cost	$15.4	$16.5	$15.5
Interest cost	19.9	19.4	21.1
Expected return on assets	(20.7)	(18.9)	(19.0)
Settlements	2.6	1.8	6.7
Net loss (gain)	0.3	(1.5)	(3.3)
Prior service cost	0.7	0.7	0.7
Net periodic benefit cost	18.2	18.0	21.7
Other Changes in Plan Assets and Benefit Obligation Recognized in Other Comprehensive Income/Loss
Net (gain) loss	(33.7)	(25.7)	31.9
Prior service credit	—	—	(1.2)
Amortization of net loss	(2.9)	(3.0)	(3.7)
Amortization of prior service cost	(0.7)	(0.7)	(0.7)
Total recognized in other comprehensive income/loss	(37.3)	(29.4)	26.3
Total recognized in net periodic benefit cost and other comprehensive income/loss	$(19.1)	$(11.4)	$48.0

The estimated net gain and prior service cost for the defined benefit pension plans that will be amortized from AOCL into net periodic benefit cost during 2026 are $0.6 and $0.7, respectively.

The weighted-average assumptions used in the measurement of the benefit obligation were as follows:

	United States Plans		Non-United States Plans

Year Ended December 31	2025	2024	2025	2024

Discount rate	5.0%	5.5%	3.1%	2.7%
Rate of compensation increase	1.4%	1.4%	1.4%	1.5%

The weighted-average assumptions used in the measurement of the net periodic benefit cost were as follows:

	United States Plans			Non-United States Plans

Year Ended December 31	2025	2024	2023	2025	2024	2023

Discount rate	5.5%	5.2%	5.4%	2.7%	2.7%	3.2%
Expected long-term return on plan assets	N/A	N/A	N/A	3.4%	3.4%	3.5%
Rate of compensation increase	1.4%	1.4%	1.3%	1.5%	1.9%	1.9%
Interest crediting rates for cash balance plans	N/A	N/A	N/A	1.8%	2.6%	2.6%

We determine our assumption for the discount rate based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the end of each fiscal year.

Our overall expected long-term rate of return used in the measurement of the 2025 net periodic benefit cost on non-United States plans varied by country and ranged from 2.5% to 5.9%. For a majority of our plans, a building block approach has been employed to establish this return. Historical markets are studied and long-term historical relationships between equity securities and fixed income instruments are preserved, consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over time. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. We also use guaranteed insurance contracts for five of our foreign plans. Peer data and historical returns are reviewed to check for reasonableness and appropriateness of our expected rate of return. None of our United States plans has plan assets.

Projected salary levels utilized in the determination of the projected benefit obligation for the pension plans are based upon historical experience and the future expectations for each respective country.

Part II

Our plans’ investment policies are to optimize the long-term return on plan assets at an acceptable level of risk and to maintain careful control of the risk level within each asset class. Our long-term objective is to minimize plan expenses and contributions by outperforming plan liabilities. We have historically used a balanced portfolio strategy based primarily on a target allocation of equity securities and fixed-income instruments, which vary by location. These target allocations, which are similar to the 2025 allocations, are determined based on the favorable risk tolerance characteristics of the plan and, at times, may be adjusted within a specified range to advance our overall objective.

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

The fair value of our pension plan assets by asset category was as follows:

	Fair Value Measurements Using

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset Category
Cash and cash equivalents	$12.5	$12.5	$—	$—
Equity securities:
Mutual funds	178.0	178.0	—	—
Common stock	35.9	35.9	—	—
Fixed income instruments:
Fixed income funds	151.7	—	151.7	—
Annuity contract	32.4	—	—	32.4
Guaranteed insurance contracts	30.2	—	30.2	—
Other types of investments:
Real estate funds	102.7	—	101.3	1.4
Insurance contracts	76.0	—	—	76.0
Hedge funds	27.3	—	21.7	5.6
Other	24.1	—	4.4	19.7
	$670.8	$226.4	$309.3	$135.1

	Fair Value Measurements Using

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Asset Category
Cash and cash equivalents	$3.0	$3.0	$—	$—
Equity securities:
Mutual funds	142.7	142.7	—	—
Common stock	30.1	30.1	—	—
Fixed income instruments:
Fixed income funds	123.8	—	123.8	—
Annuity contract	31.4	—	—	31.4
Guaranteed insurance contracts	25.6	—	25.6	—
Other types of investments:
Real estate funds	96.4	—	95.1	1.3
Insurance contracts	80.9	—	—	80.9
Hedge funds	29.0	—	11.5	17.5
Other	23.2	—	3.6	19.6
	$586.1	$175.8	$259.6	$150.7

Part II

The following table summarizes the changes in fair value of the pension assets that are measured using Level 3 inputs. We determined that transfers between fair-value-measurement levels occurred on the date of the event that caused the transfer.

Year Ended December 31	2025	2024

Balance, beginning of year	$150.7	$154.3
Actual return on plan assets	(15.9)	4.4
Purchases, sales and settlements, net	(17.6)	—
Currency exchange rate changes	17.9	(8.0)
Balance, end of year	$135.1	$150.7

Retiree Health Care Plan

We provide medical and dental benefits to certain eligible retired employees in the United States. Due to the nature of the plan, there are no plan assets. The reconciliation of the changes in the plan’s benefit obligation and the statement of the funded status of the plan were as follows:

Year Ended December 31	2025	2024

Change in Benefit Obligation
Benefit obligation, beginning of year	$8.8	$10.2
Interest cost	0.4	0.5
Actuarial loss (gain)	0.4	(1.1)
Benefits paid	(0.7)	(0.8)
Benefit obligation, end of year	$8.9	$8.8
Funded Status at End of Year
Funded status, end of year	$(8.9)	$(8.8)
Amounts Recognized
Current liabilities	$(1.0)	$(1.0)
Noncurrent liabilities	(7.9)	(7.8)
Net amount recognized	$(8.9)	$(8.8)

The amount recognized in AOCL, net of tax, consists of a net gain of $0.8 and $1.1 as of December 31, 2025 and 2024, respectively, and a prior service cost of $0.2 and a credit of $0.4 as of December 31, 2025 and 2024, respectively.

The discount rate used in the measurement of the benefit obligation was 5.1% and 5.5% in 2025 and 2024, respectively. The discount rate used in the measurement of net periodic benefit cost was 5.5%, 4.9% and 5.1% in 2025, 2024 and 2023, respectively.

The components of net periodic benefit credit and other amounts recognized in other comprehensive income/loss for this plan were as follows:

Year Ended December 31	2025	2024	2023

Net Periodic Benefit Credit
Interest cost	$0.4	$0.5	$0.5
Prior service credit	(0.8)	(0.8)	(0.8)
Net periodic benefit credit	$(0.4)	$(0.3)	$(0.3)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income/Loss
Net loss (gain)	$0.4	$(1.1)	$(1.0)
Amortization of prior service credit	0.8	0.8	0.8
Total recognized in other comprehensive income/loss	1.2	(0.3)	(0.2)
Total recognized in net periodic benefit cost and other comprehensive income/loss	$0.8	$(0.6)	$(0.5)

The estimated prior service credit for the retiree health care plan that will be amortized from AOCL into net periodic benefit cost during 2026 is $0.8.

The health care cost trend rate is assumed to be 7.8% in 2026, decreasing gradually to an ultimate rate of 4.5% in 2036. Assumed health care cost trend rates are not expected to have a material effect on the amounts reported.

Part II

Future Contributions and Payments

During 2026, we plan to contribute approximately $17.0 to our pension plans and to fund our retiree health care payments as incurred. Projected benefit payments from the plans as of December 31, 2025 were estimated as follows:

Year	Pension Plans	Retiree Health Care Plan

2026	$72.7	$1.0
2027	47.1	1.0
2028	38.0	0.9
2029	35.2	0.9
2030	36.3	0.9
2031–2035	201.7	3.6
Total projected benefit payments	$431.0	$8.3

Defined Contribution Plans and Deferred Compensation Plans

We have defined contribution plans covering substantially all permanent United States employees and various other employees throughout the world. With our company-sponsored plans, employees may elect to contribute a portion of their salary to the plans and we match a portion of their contributions up to a maximum percentage of the employee’s salary. In addition, profit sharing contributions are made if a targeted earnings level is reached at management’s discretion. The total expense for our match and any profit sharing contributions was $16.1, $17.8 and $19.2 for the years ended December 31, 2025, 2024 and 2023, respectively. In certain countries with statutory defined contribution plans, we pay a percentage of the employees' salary in pension premiums. The total expense for the statutory defined contribution plans was $21.2, $24.4 and $29.5 for the years ended December 31, 2025, 2024 and 2023, respectively.

We also have deferred compensation plans in the United States. These plans had an asset and liability of $188.6 and $165.4 as of December 31, 2025 and 2024, respectively. We recognized investment gains of $23.3, $21.7 and $21.9 in 2025, 2024 and 2023, respectively. These fair value adjustments are fully offset by corresponding impact to compensation expense within selling and administrative expenses.

(10) Accumulated Other Comprehensive Loss

The components of AOCL, net of tax, were as follows:

December 31	2025	2024

Foreign currency translation	$(249.7)	$(342.2)
Translation loss on long-term intercompany loans, net of income taxes of $19.2 and $19.1, respectively	(133.6)	(133.2)
(Loss) gain on derivative instruments, net of income tax benefit of $(21.4) and $(0.7), respectively	(53.9)	39.0
Gain on interest rate swap, net of income taxes of $0.1 and $0.2, respectively	0.5	0.8
Defined benefit pension plans, net of income tax benefit of $(16.4) and $(20.6), respectively	24.0	(8.9)
Retiree health care plan, net of income taxes of $1.8 and $2.1, respectively	0.6	1.5
Accumulated other comprehensive loss	$(412.1)	$(443.0)

(11) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

Year Ended December 31	2025	2024	2023

Interest expense	$95.4	$90.0	$79.7
Interest income	(27.8)	(33.3)	(34.2)
Foreign exchange loss	6.5	6.2	21.8
Miscellaneous income, net	(17.4)	(13.7)	(17.4)
Interest and other expenses, net	$56.7	$49.2	$49.9

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

Net Investment Hedges

We use cross-currency swaps, forward contracts and a portion of our foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in certain of our foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of our net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in foreign currency translation adjustments, a component of AOCL, to offset the changes in the values of the net investments being hedged. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the change in the carrying value of the designated portion of the non-derivative financial instrument due to changes in foreign currency exchange rates is recorded in foreign currency translation adjustments.

The 2022 €400.0 ($468.3) notes due June 2027 and the 2018 €500.0 ($586.9) notes due June 2026 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of December 31, 2025. The 2025 €500.0 notes were designated as a hedge of our net investment in subsidiaries with a Euro-functional currency upon the redemption of the 2018 €500.0 notes due June 2026.

On September 10, 2025, we de-designated our previous cross-currency swap and entered into a new agreement under which we pay fixed-rate Swiss franc (“CHF”) and receive fixed-rate United States dollar (“USD”) payments. The new swap, designated as a net investment hedge of our foreign subsidiary with a CHF functional currency, includes modified terms such as a reset of the USD fixed rate and an extension of maturity. The notional amount of the swap is $413.8 and consists of three tranches, each representing one-third of the total notional amount, with staggered maturities on September 10, 2026, September 10, 2027 and September 11, 2028. The swap contains a significant financing component. Accordingly, future cash settlements related to the swap will be classified within financing activities in the Consolidated Statements of Cash Flows.

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

The effect of our net investment hedges on AOCL for the year ended December 31, 2025, and 2024 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Year Ended December 31,

Instrument	2025	2024

Euro Notes	$(125.3)	$61.5

Cross-currency swaps	12.0	36.2

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

In 2022, we entered into a forward starting interest rate swap agreement with a notional amount of €300.0 and a fixed rate of 1.936%, which was accounted for as a cash flow hedge to manage interest rate exposure related to our anticipated issuance of 2022 €400.0 notes. Upon the issuance of the notes, the swap was settled, resulting in a gain of $2.0, which was recorded in AOCL and is amortized over the term of the notes as an offset to interest expense.

Part II

The following table presents the impact that changes in the fair values of derivatives designated as cash flow hedges had on OCI, AOCL and earnings for the year ended December 31, 2025, and 2024:

				Gain (Loss) Reclassified
	Gain (Loss) Recognized in OCI			from AOCL into Income

	Year Ended December 31,		Location of Gain Reclassified	Year Ended December 31,

Instrument	2025	2024	from AOCL into Income	2025	2024

Forward starting interest swap	—	—	Interest and other expenses, net	0.3	0.3

We expect the net amount of pre-tax derivative gains and losses included in AOCL on December 31, 2025 to be reclassified into earnings over the next 12 months will not be significant. The actual amount that will be reclassified to earnings will vary due to future currency exchange rates.

Fair Value Hedges

We account for derivatives as fair value hedges when the hedged item is a recognized asset, liability, or firm commitment. We use cross currency swaps to hedge the changes in cash flows of certain of our foreign currency denominated intercompany notes due to changes in foreign currency exchange rates. We record the change in carrying value of the foreign currency denominated notes due to changes in exchange rates into earnings each period. The changes in fair value of the cross-currency swap derivatives are recorded in other comprehensive income/loss with an immediate reclassification into earnings for the change in fair value attributable to fluctuations in foreign currency exchange rates.

In April 2024, we settled our previous cross-currency swaps at maturity for a net cash inflow of $14.9 and entered into a new cross-currency swap with a maturity date of April 2027. The swaps hedge an intercompany fixed-rate CHF denominated note, including annual interest payments and the payment of remaining principal at maturity, by converting it to a fixed-rate Euro denominated note. The economic effect of the swaps is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €236.9 with a fixed annual interest rate of 3.45%.

In September 2024, we settled our previous cross-currency swaps at maturity for a net cash inflow of $1.6 and entered into a new cross currency swap with a maturity date of September 2027. The swaps hedge an intercompany fixed-rate CHF denominated note, including the annual interest payments and the payment of remaining principal at maturity, by converting it to a fixed-rate Euro denominated note. The economic effect of the swaps is to eliminate the uncertainty of cash flows in CHF associated with the note by fixing the principal at €63.6 with a fixed annual interest rate of 3.27%.

The following tables present the impact that the fair value hedges had on our Consolidated Statements of Operations for the year ended December 31, 2025 and 2024:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Year Ended December 31,		Location of Gain (Loss)	Year Ended December 31,
Instrument	2025	2024	Recognized in Income	2025	2024
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(3.5)	$3.8
Cross-currency swaps	(0.3)	0.9	Interest and other expenses, net	3.5	(3.8)

Non-Designated Instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the year ended December 31, 2025 was as follows:

	Location of Gain	Gain (Loss) Recognized in Income
Instrument	Recognized in Income	Year Ended December 31,
		2025	2024
Foreign currency forward contracts	Interest and other expenses, net	$1.5	$(1.7)

Part II

Derivative and Non-Derivative Assets and Liabilities

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of December 31, 2025, and 2024:

	Assets
		December 31,	December 31,
	Balance Sheet Location	2025	2024

Instruments designated as fair value hedges:
Cross-currency swaps	Accounts receivable, net	$—	$10.3
Cross-currency swaps	Other assets	14.6	—
Instruments designated as net investment hedges:
Cross-currency swaps	Accounts receivable, net	—	7.8
Total instruments		$14.6	$18.1

	Liabilities
		December 31,	December 31,
	Balance Sheet Location	2025	2024

Instruments designated as net investment hedges:
Euro Notes due in 2026	Short-term borrowings and current maturities of long-term debt	$586.9	$—
Euro Notes due in 2026	Long-term debt	—	516.6
Euro Notes due in 2027	Long-term debt	468.3	411.8
Cross-currency swaps	Accrued liabilities	33.1	44.8
Cross-currency swaps	Other long-term liabilities	69.8	—
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	0.8	0.7
Euro Notes due in 2030	Long-term debt	583.8	—
Total instruments		$1,742.7	$973.9

The fair value measurements of these items recorded in our Consolidated Balance Sheets for the years ended December 31, 2025 and 2024 are disclosed in Note 1 to the Consolidated Financial Statements.

(13) Leases

The components of lease expense were as follows:

Year Ended December 31	2025	2024	2023

Operating lease expense	$135.2	$129.7	$137.4
Short-term lease expense	18.5	15.3	4.9
Variable lease expense	7.1	6.8	13.1
Total lease expense	$160.8	$151.8	$155.4

Other information related to leases was as follows:

Year Ended December 31	2025	2024	2023
Cash paid for amounts included in the measurement of liabilities	$130.9	$119.7	$132.0
Right-of-use assets obtained in exchange for new liabilities	100.5	82.2	135.6
Weighted-average remaining lease term – operating leases	5.2 years	5.2 years	5.6 years
Weighted-average discount rate – operating leases	4.0%	4.0%	3.8%

Part II

Maturities of operating lease liabilities as of December 31, 2025 were as follows:

Operating Leases
2026	$122.0
2027	96.7
2028	74.5
2029	53.9
2030	41.9
Thereafter	69.6
Total future undiscounted lease payments	458.6
Less imputed interest	(46.9)
Total operating lease liabilities	$411.7

(14) Segment Data

Effective January 1, 2025, our segment reporting was realigned to break out our Morocco business from France. Accordingly, France is now adjusted to exclude Morocco. All previously reported results have been recast to conform to the current year presentation.

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

We are organized and managed primarily on a geographic basis. Each country and business unit generally has its own distinct management team, providing services under our global brands and maintains its own financial reports. Each operation reports directly or indirectly through a regional manager to a member of executive management. Given this reporting structure, we operate using the following reporting segments: Americas, which includes United States and Other Americas; Southern Europe, which includes France, Italy and Other Southern Europe; Northern Europe; and APME.

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

Part II

Total assets for the segments are reported after the elimination of investments in subsidiaries and intercompany accounts.

Year Ended December 31, 2025	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$2,735.4	$2,039.5	$629.9	$66.0
Other Americas	1,613.4	1,368.0	174.5	70.9
	4,348.8	3,407.5	804.4	136.9
Southern Europe:
France	4,459.4	3,831.8	517.7	109.9
Italy	1,822.1	1,533.3	173.0	115.8
Other Southern Europe	2,154.8	1,871.2	248.7	34.9
	8,436.3	7,236.3	939.4	260.6
Northern Europe	3,161.1	2,639.2	565.2	(43.3)
APME	2,041.9	1,701.4	239.9	100.6
Total Segments	17,988.1	14,984.4	2,548.9	454.8
Intercompany Eliminations	(31.0)	(24.9)	(6.1)	—
	$17,957.1	$14,959.5	$2,542.8	$454.8
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(184.7)
Impairment charges(b)				(88.7)
Intangible asset amortization expense(c)				(31.3)
Operating profit				150.1
Interest and other expenses, net				$(56.7)
Earnings before income taxes				$93.4
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $10.1 for 2025.
(b)
Impairment charges for the year ended December 31, 2025 consist of a goodwill impairment related to our investments in Switzerland and the United Kingdom and an impairment of an indefinite-lived intangible asset in our Switzerland business.
(c)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Year Ended December 31, 2025	Total Assets	Long-lived Assets(a)	Depreciation and Amortization Expense

Americas:
United States	$2,973.4	$76.4	$9.2
Other Americas	547.6	15.0	2.4
	3,521.0	91.4	11.6
Southern Europe:
France	2,236.5	180.5	15.5
Italy	555.2	50.1	2.1
Other Southern Europe	893.3	50.2	4.4
	3,685.0	280.8	22.0
Northern Europe	443.9	117.2	11.8
APME	668.2	55.4	5.8
Corporate(b)	842.0	10.4	3.5
Intangible asset amortization expense(c)	—	—	31.3
	$9,160.1	$555.2	$86.0
(a)
Long-lived assets consist of net property and equipment, net capitalized software and right-of-use assets.
(b)
Corporate assets include assets that were not used in the operations of any segment. The most significant assets were purchased intangibles and cash, including the proceeds from the €500.0 Euro notes issued in December 2025.
(c)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Part II

Year Ended December 31, 2024	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$2,766.6	$2,032.3	$656.6	$77.7
Other Americas	1,458.3	1,220.4	174.0	63.9
	4,224.9	3,252.7	830.6	141.6
Southern Europe:(b)
France	4,531.5	3,873.8	508.2	149.5
Italy	1,677.0	1,398.1	165.8	113.1
Other Southern Europe	2,009.8	1,745.7	222.6	41.5
	8,218.3	7,017.6	896.6	304.1
Northern Europe	3,304.3	2,728.0	620.9	(44.6)
APME	2,161.3	1,820.1	257.5	83.7
Total Segments	17,908.8	14,818.4	2,605.6	484.8
Intercompany Eliminations	(54.9)	(51.3)	(3.6)	—
	$17,853.9	$14,767.1	$2,602.0	$484.8
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(146.1)
Intangible asset amortization expense(c)				(32.7)
Operating profit				306.0
Interest and other expenses, net				(49.2)
Earnings before income taxes				$256.8
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

Year Ended December 31, 2024	Total Assets	Long-lived Assets(a)	Depreciation and Amortization Expense

Americas:
United States	$2,902.4	$77.7	$9.7
Other Americas	465.3	13.3	2.6
	3,367.7	91.0	12.3
Southern Europe:(b)
France	2,021.2	171.8	15.2
Italy	479.3	45.6	2.0
Other Southern Europe	790.9	45.5	3.9
	3,291.4	262.9	21.1
Northern Europe	597.7	115.1	10.9
APME	615.0	39.7	5.5
Corporate(c)	329.2	7.5	4.1
Intangible asset amortization expense(d)	—	—	32.7
	$8,201.0	$516.2	$86.6
(a)
Long-lived assets consist of net property and equipment, net capitalized software and right-of-use assets.
(b)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco's total assets.
(c)
Corporate assets include assets that were not used in the operations of any segment, the most significant of which were purchased intangibles and cash.
(d)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Part II

Year Ended December 31, 2023	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:(a)
United States	$2,866.2	$2,081.6	$690.2	$94.4
Other Americas	1,548.6	1,294.5	182.9	71.2
	4,414.8	3,376.1	873.1	165.6
Southern Europe:(b)
France	4,790.1	4,076.7	526.6	186.8
Italy	1,708.8	1,418.4	165.7	124.7
Other Southern Europe	2,016.4	1,731.8	238.4	46.2
	8,515.3	7,226.9	930.7	357.7
Northern Europe	3,748.0	3,099.0	765.7	(116.7)
APME	2,322.3	1,940.2	289.5	92.6
Total Segments	19,000.4	15,642.2	2,859.0	499.2
Intercompany Eliminations	(85.9)	(85.9)	—	—
	$18,914.5	$15,556.3	$2,859.0	$499.2
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(153.7)
Goodwill impairment charges				(55.1)
Intangible asset amortization expense(c)				(34.6)
Operating profit				255.8
Interest and other expenses, net				(49.9)
Earnings before income taxes				$205.9
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

Year Ended December 31, 2023	Total Assets	Long-lived Assets(a)	Depreciation and Amortization Expense

Americas:
United States	$3,050.4	$87.9	$9.5
Other Americas	437.8	16.5	2.2
	3,488.2	104.4	11.7
Southern Europe:(b)
France	2,222.4	182.9	12.7
Italy	487.0	50.6	2.2
Other Southern Europe	831.6	55.9	4.4
	3,541.0	289.4	19.3
Northern Europe	586.3	138.0	13.9
APME	719.1	46.1	6.3
Corporate(c)	495.6	10.7	2.8
Intangible asset amortization expense(d)	—	—	34.6
	$8,830.2	$588.6	$88.6
(a)
Long-lived assets consist of net property and equipment, net capitalized software and right-of-use assets.
(b)
Effective January 1, 2025, our segment reporting was realigned to include our Morocco business within Other Southern Europe. Accordingly, France is now adjusted to exclude Morocco's total assets.
(c)
Corporate assets include assets that were not used in the operations of any segment, the most significant of which were purchased intangibles and cash.
(d)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses, and shown separately.

Part II

(15) Commitments and Contingencies

Guarantees

We have entered into certain guarantee contracts and stand-by letters of credit that total $626.1 as of December 31, 2025 ($582.3 for guarantees and $43.8 for stand-by letters of credit). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligation in cash. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Part II

Item 9B. Other Information

Trading Plans

During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
Executive Officers. Reference is made to “Information about out Executive Officers” in Part I after Item 4.
(b)
Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026 under the captions “Election of Directors” and "Director Nominee Biographies," which information is hereby incorporated herein by reference.
(c)
The board of directors has determined that John F. Ferraro, chair of the audit committee and Paul Read, are “audit committee financial experts.” Mr. Ferraro and Mr. Read are both “independent” as that term is used in the applicable New York Stock Exchange listing standard.
(d)
Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026 under the caption “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.
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
(f)
Insider Trading Policy. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026 under the caption “Our Insider Trading Policy Prohibits Hedging, Pledging and Short-Sale Transactions.”

Item 11. Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026, under the captions "Compensation Discussion and Analysis," "Compensation Tables," "Compensation Policies and Practices as they Relate to Risk Management," "CEO Pay Ratio," “People, Culture and Compensation Committee Interlocks and Insider Participation;” and “Report of the People, Culture and Compensation Committee of the Board of Directors,” and "Equity Grant and Approval Timing Practices", which information is hereby incorporated herein by reference.

Part III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026, under the captions “Security Ownership of Certain Beneficial Owners,” “Beneficial Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information,” which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026, under the caption “Board Independence and Related Party Transactions” and “Meetings and Committees of the Board,” which information is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2026, under the captions “Fees Billed by Deloitte” and “Independent Auditor Services Policy” in the Audit Committee Report, which information is hereby incorporated herein by reference.

Part IV

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedule.

SCHEDULE II—Valuation and Qualifying Accounts

For the years ended December 31, 2025, 2024 and 2023, in millions:

Allowance for Expected Credit Losses:

	Balance at Beginning of Year	Provision for Credit Losses	Write-Offs	Currency Impact and Other	Balance at End of Year

2025	$67.6	$7.1	$(11.2)	$10.6	$74.1
2024	99.2	9.0	(35.6)	(5.0)	67.6
2023	109.3	5.4	(18.2)	2.7	99.2

Valuation Allowance for Deferred Tax Assets

	Balance at Beginning of Year	Charged to Income Tax Expense	Charged to Other Accounts(a)	Balance at End of Year

2025	$222.9	$22.8	$16.8	$262.5
2024	219.8	34.1	(31.0)	222.9
2023	161.1	53.5	5.2	219.8

(a)
Reflects other increases (decreases) to our valuation allowance that did not impact total tax expense, including the effects of currency and other comprehensive income/loss.

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

4.3

Fiscal and Paying Agency Agreement between the Company and Citibank, N.A., London Branch, as Fiscal Agent, Principal Paying Agent and Registrar and Transfer Agent, dated as of December 15, 2025 (including the form of Note attached thereto as Schedule I), incorporated by reference to the Company’s Current Report on Form 8-K dated December 15, 2025.

4.4

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

10.2

Amendment No. 2 dated as of June 26, 2025 to the Credit Agreement dated as of May 27, 2022 among the Company, a syndicate of lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

10.3

Credit Agreement dated as of December 15, 2025 among the Company, a syndicate of lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K dated December 15, 2025.

10.4	Manpower Savings Related Share Option Scheme incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. **

10.5(a)

Terms and Conditions Regarding the Grant of Awards to Non-Employee Directors Under the 2011 Equity Incentive Plan (Amended and Restated January 1, 2024), incorporated by reference to Exhibit 10.6(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. **

10.5(b)

ManpowerGroup Inc. Compensation for Non-Employee Directors (Amended and Restated Effective January 1, 2024). incorporate by reference to Exhibit 10.6(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.**

10.5(c)	Letter Agreement between Jonas Prising and the Company dated as of February 13, 2026, incorporated by reference to the Company's Current Report on Form 8-K dated February 19, 2026.**

10.5(d)	2011 Equity Incentive Plan of Manpower Inc. (Amended and Restated Effective May 8, 2020), incorporated by reference to the Company’s Registration Statement on Form S-8 dated May 29, 2020. **

10.5(e)	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2006.

10.6(a)	Form of Stock Option Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. **

Part IV

10.6(b)	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. **

10.6(c)	Form of 2014 Career Share Agreement under the 2011 Equity Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. **

10.6(d)

Form of 2021 Performance Share Unit Agreement Under the 2011 Equity Incentive Plan of ManpowerGroup Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021.

10.6(e)

Form of 2022 Performance Share Unit Agreement Under the 2011 Equity Inventive Plan of ManpowerGroup Inc., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022.

10.6(f)

Form of 2024 Performance Share Unit Agreement Under the 2011 Equity Inventive Plan of ManpowerGroup Inc., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2024.

10.7(a)	Letter Agreement between Michelle S. Nettles and the Company dated as of February 13, 2026, incorporated by reference to the Company's Current Report on Form 8-K dated February 19, 2026.**

10.7(b)	Letter Agreement between John T. McGinnis and the Company dated as of February 13, 2026, incorporated by reference to the Company's Current Report on Form 8-K dated February 19, 2026.**

10.7(c)	Letter Agreement between Becky Frankiewicz and the Company dated as of February 13, 2026, incorporated by reference to the Company's Current Report on Form 8-K dated February 19, 2026.**

10.8	ManpowerGroup Inc. Annual Incentive Plan, incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2018. **

19.1	Insider Trading policy, incorporated by reference to Exhibit 19.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

97	Senior Executive Compensation Recovery Policy, incorporated by reference to Exhibit 97 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

Part IV

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language).

** Management contract or compensatory plan or arrangement.

Item 16. Form 10-K summary

Not applicable.

Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANPOWERGROUP INC.

By:	/s/ Jonas Prising
Jonas Prising Chairman and Chief Executive Officer

Date:	February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonas Prising	Chairman, Chief Executive Officer and a Director	February 23, 2026
Jonas Prising	(Principal Executive Officer)

/s/ John T. McGinnis	Executive Vice President and Chief Financial Officer	February 23, 2026
John T. McGinnis	(Principal Financial Officer)

/s/ Eric Rozek	Vice President and Global Controller	February 23, 2026
Eric Rozek	(Principal Accounting Officer)

Directors: Jean-Philippe Courtois, John F. Ferraro, William P. Gipson, Julie M. Howard, Muriel Pénicaud, Ulice Payne, Jr., Paul Read, Elizabeth P. Sartain, and Michael J. Van Handel

By:	/s/ John T. McGinnis
John T. McGinnis Attorney-In-Fact*

Date:	February 23, 2026

* Pursuant to authority granted by powers of attorney, copies of which are filed herewith.