Form 10-Q
period 2026-03-31
ManpowerGroup Inc.
filed 2026-05-08
CIK 871763

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended: March 31, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at May 6, 2026
Common Stock, $.01 par value	46,507,342

Table of Contents

ManpowerGroup Inc.

PART 1

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)

Consolidated Balance Sheets (Unaudited)

(in millions, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$224.9	$871.0
Accounts receivable, less allowance for expected credit losses of $71.7 and $74.1, respectively	4,628.2	4,770.3
Prepaid expenses and other assets	209.7	149.1
Total current assets	5,062.8	5,790.4
Other Assets:
Goodwill	1,539.4	1,544.6
Intangible assets, less accumulated amortization of $583.7 and $579.1, respectively	422.9	430.1
Operating lease right-of-use assets	373.9	392.7
Other assets	874.1	879.1
Total other assets	3,210.3	3,246.5
Property and Equipment:
Land, buildings, leasehold improvements and equipment	523.2	526.9
Less: accumulated depreciation and amortization	405.0	403.7
Net property and equipment	118.2	123.2
Total assets	$8,391.3	$9,160.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,558.8	$2,721.1
Employee compensation payable	199.4	232.3
Accrued payroll taxes and insurance	654.1	672.1
Accrued liabilities	484.9	457.6
Value added taxes payable	388.4	418.1
Short-term operating lease liability	104.6	107.4
Short-term borrowings and current maturities of long-term debt	112.4	625.0
Total current liabilities	4,502.6	5,233.6
Other Liabilities:
Long-term debt	1,034.3	1,052.1
Long-term operating lease liability	287.6	304.3
Other long-term liabilities	501.3	509.8
Total other liabilities	1,823.2	1,866.2
Shareholders’ Equity:
ManpowerGroup shareholders' equity
Preferred stock, $.01 par value, authorized 25,000,000 shares, none issued	—	—
Common stock, $.01 par value, authorized 125,000,000 shares, issued 119,435,579 and 119,161,780 shares, respectively	1.2	1.2
Capital in excess of par value	3,577.4	3,572.5
Retained earnings	3,734.8	3,732.3
Accumulated other comprehensive loss	(412.1)	(412.1)
Treasury stock at cost, 72,937,135 and 72,864,513 shares, respectively	(4,836.3)	(4,834.3)
Total ManpowerGroup shareholders’ equity	2,065.0	2,059.6
Noncontrolling interests	0.5	0.7
Total shareholders’ equity	2,065.5	2,060.3
Total liabilities and shareholders’ equity	$8,391.3	$9,160.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

Consolidated Statements of Operations (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues from services	$4,510.4	$4,090.3
Cost of services	3,787.4	3,392.0
Gross profit	723.0	698.3
Selling and administrative expenses	694.7	670.1
Operating profit	28.3	28.2
Interest and other expenses, net	12.9	11.5
Earnings before income taxes	15.4	16.7
Provision for income taxes	12.9	11.1
Net earnings	$2.5	$5.6
Net earnings per share – basic	$0.05	$0.12
Net earnings per share – diluted	$0.05	$0.12
Weighted average shares – basic	46.7	46.8
Weighted average shares – diluted	47.1	47.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2026	2025
Net earnings	$2.5	$5.6
Other comprehensive income (loss):
Foreign currency translation	(14.2)	39.0
Translation adjustments of long-term intercompany loans	(0.1)	(0.4)
Adjustments on derivative instruments, net of income taxes of $5.0 and $(11.7), respectively	14.7	(41.4)
Unrealized adjustment on interest rate swap	(0.1)	(0.1)
Defined benefit pension plans and retiree health care plan, net of income taxes of $0.1 and $1.7, respectively	(0.3)	(1.2)
Total other comprehensive income (loss)	$—	$(4.1)
Comprehensive income	$2.5	$1.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net earnings	$2.5	$5.6
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	20.2	21.2
Deferred income taxes	6.1	7.3
Provision for credit losses	2.5	1.5
Share-based compensation	6.0	7.6
Changes in operating assets and liabilities:
Accounts receivable	92.2	245.1
Other assets	(73.5)	(34.9)
Accounts payable	(141.0)	(265.1)
Other liabilities	(41.3)	(141.5)
Cash used in operating activities	(126.3)	(153.2)
Cash Flows from Investing Activities:
Capital expenditures	(9.0)	(13.7)
Acquisition of business, net of cash acquired	—	(1.0)
Proceeds from the sale of property and equipment	0.3	0.1
Cash used in investing activities	(8.7)	(14.6)
Cash Flows from Financing Activities:
Net change in short-term borrowings	24.0	50.7
Net proceeds from revolving debt facility	50.0	26.0
Proceeds from long-term debt	0.1	—
Repayments of long-term debt	(582.3)	(0.1)
Taxes paid related to net share settlement	(2.7)	(5.9)
Repurchases of common stock and excise tax	(0.3)	(25.0)
Cash (used in) provided by financing activities	(511.2)	45.7
Effect of exchange rate changes on cash	0.1	7.7
Change in cash and cash equivalents	(646.1)	(114.4)
Cash and cash equivalents, beginning of period	871.0	509.4
Cash and cash equivalents, end of period	$224.9	$395.0
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$20.2	$16.1
Income taxes, net	$24.2	$26.2
Operating lease liabilities	$33.6	$32.1
Non-cash operating activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6.8	$27.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

Consolidated Statements of Shareholders' Equity (Unaudited)

(in millions, except share and per share data)

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2025	119,161,780	$1.2	$3,572.5	$3,732.3	$(412.1)	$(4,834.3)	$0.7	$2,060.3
Net earnings				2.5				2.5
Issuances under equity plans	273,799		(1.1)			(2.0)		(3.1)
Share-based compensation expense			6.0					6.0
Noncontrolling interest transactions							(0.2)	(0.2)
Balance, March 31, 2026	119,435,579	$1.2	$3,577.4	$3,734.8	$(412.1)	$(4,836.3)	$0.5	2,065.5

	ManpowerGroup Shareholders
	Common Stock
	Shares Issued	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- Controlling Interests	Total
Balance, December 31, 2024	118,853,620	$1.2	$3,546.1	$3,812.3	$(443.0)	$(4,791.4)	$1.7	$2,126.9
Net earnings				5.6				5.6
Other comprehensive loss					(4.1)			(4.1)
Issuances under equity plans	288,938		(0.9)			(5.2)		(6.1)
Share-based compensation expense			7.6					7.6
Repurchases of common stock, including excise tax						(25.4)		(25.4)
Noncontrolling interest transactions							0.4	0.4
Balance, March 31, 2025	119,142,558	$1.2	$3,552.8	$3,817.9	$(447.1)	$(4,822.0)	$2.1	$2,104.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PART 1

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2026 and 2025

(in millions, except share and per share data)

(1) Basis of Presentation and Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K.

The information furnished reflects all adjustments that, in the opinion of management, were necessary for a fair statement of the Consolidated Financial Statements for the periods presented. Such adjustments were of a normal recurring nature, unless otherwise disclosed.

Allowance for Credit Losses

We have an allowance for credit losses recorded as an estimate of the accounts receivable balance that may not be collected. This allowance is calculated on an entity-by-entity basis with consideration of historical write-off experience, age of receivables, market conditions, and a specific review for expected credit losses. Items that affect this balance mainly include provision for credit losses and the write-off of accounts receivable balances.

A rollforward of our allowance for credit losses is shown below:

Three Months Ended March 31, 2026
Balance, December 31, 2025	$74.1
Provision for credit losses	2.5
Write-offs	(4.0)
Currency impact and other	(0.9)
Balance, March 31, 2026	$71.7

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

Management closely monitors the financial and operating results relative to the assumptions used in our fair value estimates, as well as macroeconomic conditions and strategic initiatives that may impact the reporting units and indefinite-lived intangible assets. During the first quarter of 2026, in connection with the preparation of our financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of any reporting unit were below its carrying amount. The actual results of revenues and OUP margins for our key reporting units were consistent with the forecasted assumptions used for the near-term revenue growth and OUP margins utilized in the discounted cash flow models as of our valuation date. In evaluating triggering events, we considered external data points from analysts, market peers, our past history and experience, actual operating results, and near-term and long-term forecasts. Specifically, we observed largely stable activity levels across North America and Europe, with improving trends in certain reporting units, which management expects to continue through 2026. Based on the analysis performed, we concluded that the fair value of the reporting units continued to equal or exceed the carrying value and that no triggering events requiring an interim impairment test were identified.

We have recently had stable activity levels in certain markets, and in prior periods, we have experienced decreases in our operating results. There could be further decreases in our operating results, which may result in the recognition of goodwill impairments.

Subsequent Event

On April 30, 2026, the Company completed the sale of its Jefferson Wells U.S. business, a non-core finance and accounting business in the United States, which is part of our Americas segment, for a transaction value of $100 million. Net cash proceeds at closing approximated $88 million after working capital adjustments and other items. The transaction will result in a gain on sale, which will be finalized and recognized in the second quarter of 2026.

PART 1

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

We do not disclose the amount of unsatisfied performance obligations for client contracts with an original expected length of one year or less and those client contracts for which we recognize revenues at the amount to which we have the right to invoice for services performed. We have other contracts with revenues expected to be recognized subsequent to March 31, 2026 related to remaining performance obligations, which are not material.

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

Our deferred revenue was $36.4 and $45.6 as of March 31, 2026 and December 31, 2025, respectively.

In the following table, revenue is disaggregated by service types for each of our reportable segments. See Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for descriptions of revenue service types.

	Three Months Ended March 31,
	2026					2025
	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total	Staffing and Interim	Outcome- Based Solutions and Consulting	Permanent Recruitment	Other	Total
Americas:
United States	$582.9	$2.1	$27.5	$42.4	$654.9	$616.1	$2.3	$29.3	$41.1	$688.8
Other Americas	431.1	16.8	9.3	3.5	460.7	342.2	14.8	8.3	2.6	367.9
	1,014.0	18.9	36.8	45.9	1,115.6	958.3	17.1	37.6	43.7	1,056.7
Southern Europe:
France	972.0	65.5	10.9	20.2	1,068.6	871.6	64.0	11.3	18.8	965.7
Italy	441.8	13.8	13.7	5.4	474.7	368.8	11.1	12.0	5.9	397.8
Other Southern Europe	446.4	87.4	16.2	8.0	558.0	371.4	76.1	13.7	9.3	470.5
	1,860.2	166.7	40.8	33.6	2,101.3	1,611.8	151.2	37.0	34.0	1,834.0
Northern Europe	680.6	60.3	23.9	25.3	790.1	621.0	58.7	26.7	24.4	730.8
APME	430.6	58.7	11.4	9.8	510.5	396.0	60.5	11.3	8.6	476.4
	3,985.4	304.6	112.9	114.6	4,517.5	3,587.1	287.5	112.6	110.7	4,097.9
Intercompany Eliminations					(7.1)					(7.6)
Total					$4,510.4					$4,090.3

PART 1

In the following table, revenue is disaggregated by timing of revenue recognition for each of our reportable segments:

	Three Months Ended March 31,
	2026			2025
	Services transferred over time	Services transferred at a point in time	Total	Services transferred over time	Services transferred at a point in time	Total
Americas:
United States	$640.9	$14.0	$654.9	$673.6	$15.2	$688.8
Other Americas	454.6	6.1	460.7	363.8	4.1	367.9
	1,095.5	20.1	1,115.6	1,037.4	19.3	1,056.7
Southern Europe:
France	1,058.4	10.2	1,068.6	955.1	10.6	965.7
Italy	461.8	12.9	474.7	386.6	11.2	397.8
Other Southern Europe	545.5	12.5	558.0	459.7	10.8	470.5
	2,065.7	35.6	2,101.3	1,801.4	32.6	1,834.0
Northern Europe	773.8	16.3	790.1	710.3	20.5	730.8
APME	500.8	9.7	510.5	466.8	9.6	476.4
	4,435.8	81.7	4,517.5	4,015.9	82.0	4,097.9
Intercompany Eliminations			(7.1)			(7.6)
Total			$4,510.4			$4,090.3

(4) Share-Based Compensation Plans

During the three months ended March 31, 2026 and 2025, we recognized share-based compensation expense of $6.0 and $7.6, respectively. The expense relates to deferred stock units, restricted stock, restricted stock units, performance share units and a savings-related share option scheme in the United Kingdom. We recognize share-based compensation expense in selling and administrative expenses on a straight-line basis over the service period of each award. Consideration received from share-based awards was none for both the three months ended March 31, 2026 and 2025.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of equity-based shares granted to employees and members of our Board of Directors, as well as the weighted-average fair value per share, are as follows:

	For the Three Months Ended March 31,
	2026		2025
	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value	Shares Granted (thousands)	Wtd.-Avg. Per Share Fair Value
Restricted Stock and Restricted Stock Units	743	25.14	424	49.08
Performance Share Units	447	31.50	215	58.36
Deferred Stock Units	36	29.73	19	57.72
Total Shares Granted	1,226	$27.59	658	$52.36

(5) Acquisitions

From time to time, we acquire and invest in companies throughout the world, including franchises. Total cash consideration paid for acquisitions, net of cash acquired, was none and $1.0 for the three months ended March 31, 2026 and 2025, respectively.

(6) Restructuring Costs

We recorded net restructuring costs of $15.9 and $15.8 during the three months ended March 31, 2026, and 2025, respectively. Payments made from the restructuring reserve were $17.8 and $12.3 during the three months ended March 31, 2026 and 2025, respectively. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $32.7 reserve will be paid by the end of 2026.

PART 1

Changes in the restructuring reserve by reportable segment and Corporate are shown below:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate	Total
Balance, December 31, 2025	$2.7	$8.0	$24.2	$0.2	$—	$35.1
Severance costs	6.2	4.0	4.8	0.4	—	15.4
Lease costs(c)	0.5	—	—	—	—	0.5
Non-cash charges	(0.5)	—	—	—	—	(0.5)
Costs paid	(3.4)	(5.3)	(9.1)	—	—	(17.8)
Balance, March 31, 2026	$5.5	$6.7	$19.9	$0.6	$—	$32.7
(a)
Balances related to the United States were $0.6 and $4.1 as of December 31, 2025 and March 31, 2026, respectively.
(b)
Balances related to France were $3.1 and $4.4 as of December 31, 2025 and March 31, 2026, respectively. Balances related to Italy were $0.6 as of both December 31, 2025 and March 31, 2026.
(c)
Liabilities related to exited leased facilities are recorded within our short-term and long-term operating lease liabilities within our Consolidated Balance Sheets.

(7) Income Taxes

We recorded income tax expense at an effective rate of 83.8% for the three months ended March 31, 2026, as compared to an effective rate of 66.8% for the three months ended March 31, 2025. The 2026 rate as compared to the 2025 rate was unfavorably impacted by the overall mix of earnings in the quarter. The 83.8% effective tax rate for the three months ended March 31, 2026 was higher than the United States Federal statutory rate of 21% primarily due to the overall mix of earnings, restructuring charges, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French exceptional corporate income tax surcharge, and the French business tax.

We had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $41.1 as of March 31, 2026. If recognized, the entire amount would favorably affect the effective tax rate except for $9.9. As of December 31, 2025, we had gross unrecognized tax benefits related to various tax jurisdictions, including interest and penalties, of $41.4.

We conduct business globally in various countries and territories. We are routinely audited by the tax authorities of the various tax jurisdictions in which we operate. Generally, the tax years that could be subject to examination are 2019 through 2026 for our major operations in France, Italy, the United Kingdom and the United States. As of March 31, 2026, we were subject to tax audits in Germany, India, Israel, Mexico, Spain and the United States.

(8) Net Earnings Per Share

The calculations of net earnings per share - basic and net earnings per share - diluted were as follows:

	Three Months Ended
	March 31,
	2026	2025
Net earnings available to common shareholders	$2.5	$5.6
Weighted-average common shares outstanding (in millions)
Weighted-average common shares outstanding - basic	46.7	46.8
Effect of dilutive securities - share-based awards	0.4	0.5
Weighted-average common shares outstanding - diluted	47.1	47.3
Net earnings per share - basic	$0.05	$0.12
Net earnings per share - diluted	$0.05	$0.12

There were 0.6 million and 0.7 million share-based awards excluded from the calculation of net earnings per share - diluted for the three months ended March 31, 2026 and 2025, respectively, because their impact was anti-dilutive.

PART 1

(9) Goodwill and Other Intangible Assets

We have goodwill, finite-lived intangible assets and indefinite-lived intangible assets as follows:

	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(a)	$1,539.4	$—	$1,539.4	$1,544.6	$—	$1,544.6
Intangible assets:
Finite-lived:
Customer relationships	$830.6	$560.6	$270.0	$833.2	$556.1	$277.1
Other	25.3	23.1	2.2	25.3	23.0	2.3
	855.9	583.7	272.2	858.5	579.1	279.4
Indefinite-lived:
Tradenames(b)	52.0	—	52.0	52.0	—	52.0
Reacquired franchise rights(c)	98.7	—	98.7	98.7	—	98.7
	150.7	—	150.7	150.7	—	150.7
Total intangible assets	$1,006.6	$583.7	$422.9	$1,009.2	$579.1	$430.1
(a)
Balances were net of accumulated impairment loss of $807.4 as of both March 31, 2026 and December 31, 2025.
(b)
Balances were net of accumulated impairment loss of $139.5 as of both March 31, 2026 and December 31, 2025.
(c)
Balances were net of accumulated impairment loss of $30.6 as of both March 31, 2026 and December 31, 2025.

Total consolidated amortization expense related to intangible assets for the remainder of 2026 is expected to be $20.9 and in each of the next five years as follows: 2027 - $27.1, 2028 - $27.1, 2029 - $26.7, 2030 - $26.3 and 2031 - $26.2.

Changes in the carrying value of goodwill by reportable segment and Corporate were as follows:

	Americas(a)	Southern Europe(b)	Northern Europe	APME	Corporate(c)	Total
Balance, December 31, 2025	$1,050.4	$139.9	$164.7	$64.1	$125.5	$1,544.6
Currency impact	(0.7)	(1.8)	(2.1)	(0.6)	—	(5.2)
Balance, March 31, 2026	$1,049.7	$138.1	$162.6	$63.5	$125.5	$1,539.4
(a)
Balances related to the United States were $1,007.2 as of both December 31, 2025 and March 31, 2026.
(b)
Balances related to France were $80.5 and $79.2 as of December 31, 2025 and March 31, 2026, respectively. Balances related to Italy were $4.0 as of both December 31, 2025 and March 31, 2026.
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

PART 1

(10) Retirement Plans

The components of the net periodic benefit cost (credit) for our retirement plans were as follows:

	Three Months Ended March 31,
	Defined Benefit Pension Plans		Retiree Health Care Plan
	2026	2025	2026	2025
Service cost	$3.6	$3.6	$-	$-
Interest cost	5.7	4.7	0.1	0.1
Expected return on assets	(5.3)	(4.8)	-	-
Net (gain) loss	(0.2)	0.1	-	-
Prior service cost (credit)	0.1	0.1	(0.2)	(0.2)
Total benefit cost (credit)	$3.9	$3.7	$(0.1)	$(0.1)

During the three months ended March 31, 2026 and 2025, contributions made to our pension plans were $4.5 and $5.5, respectively, and contributions made to our retiree health care plan were $0.3 for both periods. During 2026, we expect to make total contributions of approximately $20.0 to our pension plans and to fund our retiree health care payments as incurred.

(11) Shareholders’ Equity

The components of accumulated other comprehensive loss, net of tax, were as follows:

	March 31,	December 31,
	2026	2025
Foreign currency translation	$(263.9)	$(249.7)
Translation loss on long-term intercompany loans, net of income taxes of $19.2 on both dates	(133.7)	(133.6)
Loss on derivative instruments, net of income tax benefit of $(16.4) and $(21.4), respectively	(39.2)	(53.9)
Gain on interest rate swap, net of income taxes of $0.1 on both dates	0.4	0.5
Defined benefit pension plans, net of income tax benefit of $(16.3) and $(16.4), respectively	23.8	24.0
Retiree health care plan, net of income taxes of $1.8 on both dates	0.5	0.6
Accumulated other comprehensive loss	$(412.1)	$(412.1)

Noncontrolling interests, reported in total shareholders' equity in our Consolidated Balance Sheets, represent amounts related to majority-owned subsidiaries in which we have a controlling financial interest. Net earnings attributable to these noncontrolling interests are recorded in interest and other expenses, net in our Consolidated Statements of Operations. We recorded income of $0.2 and an expense of $0.3 during the three months ended March 31, 2026 and 2025, respectively.

The Board of Directors declared a semi-annual dividend of $0.72 per share on May 8, 2026 and May 2, 2025. The 2026 dividends are payable on June 15, 2026 to shareholders of record as of June 1, 2026. The 2025 dividends were paid on June 16, 2025 to shareholders of record as of June 2, 2025.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the three months ended March 31, 2026, we did not repurchase any shares under the 2023 authorization. During the three months ended March 31, 2025, we repurchased 0.4 million shares under the 2023 authorization at a cost of $25.0. As of March 31, 2026, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

(12) Interest and Other Expenses, Net

Interest and other expenses, net consisted of the following:

	Three Months Ended
	March 31,
	2026	2025
Interest expense	$25.7	$22.5
Interest income	(6.1)	(6.9)
Foreign exchange loss	0.6	0.9
Miscellaneous income, net	(7.3)	(5.0)
Interest and other expenses, net	$12.9	$11.5

PART 1

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

The €400.0 ($460.9) notes due June 2027 and the €500.0 ($573.4) notes due December 2030 were designated as a hedge of our net investment in our foreign subsidiaries with a Euro-functional currency as of March 31, 2026.

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

The effect of our net investment hedges on AOCL for the three months ended March 31, 2026 and 2025 was as follows:

	Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended March 31,
Instrument	2026	2025
Euro Notes	$16.9	$(41.8)
Cross-currency swaps	1.4	(10.5)

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

PART 1

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

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCL and earnings for the three months ended March 31, 2026 and 2025:

	Gain (Loss) Recognized in OCI			Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended March 31,		Location of Gain (Loss) Reclassified	Three Months Ended March 31,
Instrument	2026	2025	from AOCL into Income	2026	2025
Forward starting interest swap	$—	$—	Interest and other expenses, net	$0.1	$0.1

We expect the net amount of pre-tax derivative gains and losses included in AOCL at March 31, 2026 to be reclassified into earnings within the next 12 months will not be significant. The actual amount that will be reclassified to earnings over the next 12 months will vary due to future currency exchange rates.

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

The following tables present the impact that the fair value hedges had on our Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025:

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
	Three Months Ended March 31,		Location of Gain (Loss)	Three Months Ended March 31,
Instrument	2026	2025	Recognized in Income	2026	2025
Intercompany CHF notes	$—	$—	Interest and other expenses, net	$(2.1)	$5.8
Cross-currency swaps	1.4	(0.8)	Interest and other expenses, net	2.1	(5.8)

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

PART 1

Non-designated instruments

We also use certain derivatives, which are not designated as hedging instruments, as economic hedges of foreign currency and interest rate exposure. For our forward contracts that are not designated as hedges, any gain or loss resulting from the change in fair value is recognized in current period earnings. These gains or losses are offset by the exposure related to receivables and payables with our foreign subsidiaries and to interest due on our Euro-denominated notes, which is paid annually in June. The effect of our forward contracts that are not designated as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2026 and 2025 was as follows:

		Gain Recognized in Income
	Location of Gain	Three Months Ended March 31,
Instrument	Recognized in Income	2026	2025
Foreign currency forward contracts	Interest and other expenses, net	$0.7	$1.3

The following tables present the fair value of derivative and non-derivative assets and liabilities on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	Assets
		March 31,	December 31,
	Balance Sheet Location	2026	2025
Instruments designated as fair value hedges:
Cross-currency swaps	Other assets	18.4	14.6
Instruments not designated as hedges:
Foreign currency forward contracts	Accounts receivable, net	0.1	—
Total instruments		$18.5	$14.6

	Liabilities
		March 31,	December 31,
	Balance Sheet Location	2026	2025
Instruments designated as net investment hedges:
Euro Notes due in 2026	Short-term borrowings and current maturities of long-term debt	$—	$586.9
Euro Notes due in 2027	Long-term debt	460.9	468.3
Euro Notes due in 2030	Long-term debt	573.4	—
Cross-currency swaps	Accrued liabilities	30.8	33.1
Cross-currency swaps	Other long-term liabilities	67.2	69.8
Instruments not designated as hedges:
Foreign currency forward contracts	Accrued liabilities	0.2	0.8
Euro Notes due in 2030	Long-term debt	—	583.8
Total instruments		$1,132.5	$1,742.7

Fair Value Measurements

The carrying value of the long-term debt approximates fair value, except for the Euro-denominated notes, because the interest rates are variable and reflect current market rates. The fair value of the Euro-denominated notes, as observable at commonly quoted intervals (Level 2 inputs), was $1,024.2 and $1,645.3 as of March 31, 2026 and December 31, 2025, respectively, compared to a carrying value of $1,034.3 and $1,639.0, respectively.

Our deferred compensation plan assets, included in other assets on the Consolidated Balance Sheets, were $181.4 and $188.6 as of March 31, 2026 and December 31, 2025, respectively. We determine the fair value of these assets, comprised of publicly traded securities, by using market quotes as of the last day of the period (Level 1 inputs).

We measure the fair value of the foreign currency forward contracts and cross-currency swaps at the value based on either directly or indirectly observable inputs from third parties (Level 2 inputs).

PART 1

(14) Leases

The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$33.3	$30.8
Short-term lease expense	2.7	4.1
Variable lease expense	0.8	0.7
Total lease expense	$36.8	$35.6

Other information related to our operating leases is as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of liabilities	$33.6	$32.1
Right-of-use assets obtained in exchange for new liabilities	$6.8	$27.4
Weighted-average remaining lease term	5.1 years	5.3 years
Weighted-average discount rate	4.1%	4.0%

Maturities of operating lease liabilities as of March 31, 2026 were as follows:

Operating Leases
2026	$92.8
2027	98.9
2028	76.6
2029	55.5
2030	43.1
2031	32.3
Thereafter	38.3
Total future undiscounted lease payments	437.5
Less imputed interest	(45.3)
Total operating lease liabilities	$392.2

PART 1

(15) Segment Data

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

Three Months Ended March 31, 2026	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$654.9	$498.4	$154.4	$2.1
Other Americas	460.7	396.1	47.6	17.0
	1,115.6	894.5	202.0	19.1
Southern Europe:
France	1,068.6	920.7	130.8	17.1
Italy	474.7	401.0	45.0	28.7
Other Southern Europe	558.0	482.9	66.7	8.4
	2,101.3	1,804.6	242.5	54.2
Northern Europe	790.1	664.5	133.8	(8.2)
APME	510.5	429.1	59.7	21.7
Total Segments	4,517.5	3,792.7	638.0	86.8
Intercompany Eliminations	(7.1)	(5.3)	(1.8)	—
	$4,510.4	$3,787.4	$636.2	$86.8
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(51.5)
Intangible asset amortization expense(b)				(7.0)
Operating profit				28.3
Interest and other expenses, net				(12.9)
Earnings before income taxes				$15.4
(a)
The United States revenues above represent revenues from our company-owned branches and franchise fees received from our franchise operations, which were $2.4 for the three months ended March 31, 2026.
(b)
Intangible asset amortization related to acquisitions is excluded from operating costs within the reportable segments and corporate expenses and shown separately.

PART 1

Three Months Ended March 31, 2025	Revenue	Cost of Services	Selling and Administrative Expenses	OUP
Americas:
United States(a)	$688.8	$517.0	$160.5	$11.3
Other Americas	367.9	313.2	40.5	14.2
	1,056.7	830.2	201.0	25.5
Southern Europe:
France	965.7	824.8	119.9	21.0
Italy	397.8	333.7	39.5	24.6
Other Southern Europe	470.5	407.3	58.6	4.6
	1,834.0	1,565.8	218.0	50.2
Northern Europe	730.8	604.4	144.7	(18.3)
APME	476.4	398.1	58.3	20.0
Total Segments	4,097.9	3,398.5	622.0	77.4
Intercompany Eliminations	(7.6)	(6.5)	(1.1)	—
	$4,090.3	$3,392.0	$620.9	$77.4
Reconciliation of operating unit profit (segment OUP)
Corporate expenses				$(41.1)
Intangible asset amortization expense(b)				(8.1)
Operating profit				28.2
Interest and other expenses, net				(11.5)
Earnings before income taxes				$16.7
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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). Statements made in this quarterly report that are not statements of historical fact are forward-looking statements. In addition, from time to time, we and our representatives may make statements that are forward-looking. Forward-looking statements are based on management’s current assumptions and expectations and are subject to risks and uncertainties that are beyond our control and may cause actual results to differ materially from those contained in the forward-looking statements. Forward-looking statements can be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “may,” “believe,” “seek,” “estimate,” and other similar expressions. Important factors that could cause our actual results to differ materially from those contained in the forward-looking statements include, among others, the risk factors discussed in Item 1A – Risk Factors in our annual report on Form 10-K for the year-ended December 31, 2025, which information is incorporated herein by reference. Such risks and uncertainties include, but are not limited to, volatile, negative or uncertain economic conditions, particularly in Europe and the United States, including inflation, global trade policies, and geopolitical risk and uncertainty; changes in labor and tax legislation in places we do business; failure to implement strategic transformation initiatives and technology investments; and other factors that may be disclosed from time to time in our SEC filings or otherwise. We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

In the first quarter of 2026, we saw continued stabilization of revenue trends across our key markets and delivered solid performance in Asia Pacific and Latin America and certain European markets including France and Italy. Employers remain deliberate in their workforce hiring strategies. Engagement levels are steady and activity levels are becoming more consistent with improving business confidence in the United States and rising manufacturing Purchasing Managers' Index in the United States and Europe. Although we are encouraged by signs of stabilization and ongoing strength in certain markets such as Asia Pacific, Latin America, and parts of Southern Europe, these trends reinforce our view that the shape of the recovery can be different by market with some inflecting earlier and others requiring longer periods of stabilization before inflecting.

During the first quarter of 2026, the United States dollar weakened on average, relative to the currencies in most of our markets, and overall had a favorable impact on our reported results compared to the first quarter of 2025. The changes in the foreign currency exchange rates had a 7.4% favorable impact on revenues from services. Substantially all of our subsidiaries derive revenues from services and incur expenses within the same local currency and generally do not have cross-currency transactions, and therefore, changes in foreign currency exchange rates primarily impact reported earnings and not our actual cash flow unless earnings are repatriated. To understand the performance of our underlying business, we utilize constant currency or organic constant currency variances for our consolidated and segment results.

PART 1

During the first quarter of 2026 compared to the first quarter of 2025, we experienced a 5.6% revenue increase in the Americas, primarily driven by an increase in demand for our Manpower staffing services and the favorable impact of currency exchange rates, partially offset by a decrease in demand for our Experis interim services. During the first quarter of 2026 compared to the first quarter of 2025, we experienced a 14.6% revenue increase in Southern Europe, primarily due to the favorable impact of currency exchange rates and the increased demand for Manpower staffing services, partially offset by decreased demand in outcome-based solutions. During the first quarter of 2026 compared to the first quarter of 2025, we experienced an 8.1% revenue increase in Northern Europe, primarily due to the favorable impact of currency exchange rates and an increase in demand for our Manpower staffing services, partially offset by a decrease in demand for our Experis interim services. We experienced a 7.1% revenue increase in APME in the first quarter of 2026 compared to the first quarter of 2025 primarily due to an increase in demand for our Manpower staffing services and an increase in demand for our Experis interim services, partially offset by the unfavorable impact of currency exchange rates.

From a brand perspective, we experienced a revenue increase in Manpower and Talent Solutions while Experis experienced a revenue decrease in the first quarter of 2026 compared to the first quarter of 2025. In our Manpower brand, the revenue increase was primarily due to increased demand for staffing services and Manpower consulting services. The revenue increase in our Talent Solutions brand, which includes RPO, MSP and our Right Management offerings, was primarily due to currency, an increase in demand for our Right Management outplacement services, partially offset by decreased demand for our permanent recruitment services. The revenue decrease in our Experis brand was primarily due to decreased demand in our interim services, permanent recruitment services, and outcome-based solutions services.

In the first quarter of 2026, our gross profit margin decreased 110 basis points compared to the first quarter of 2025, primarily attributable to decreases in our staffing and interim margins due to business mix changes driven by enterprise clients, lower bench utilization, and lower permanent recruitment and other services activity.

Our operating profit increased 0.5% in the first quarter of 2026 and our operating profit margin decreased 10 basis points compared to the first quarter of 2025. Operating profit margin decreased in the first quarter of 2026 primarily due to the increase in selling and administrative expenses driven by the strategic transformation program costs related to our global transformation initiative.

Operating Results - Three Months Ended March 31, 2026 and 2025

The following table presents selected consolidated financial data for the three months ended March 31, 2026 as compared to 2025.

(in millions, except per share data)	2026	2025	Variance	Constant Currency Variance
Revenues from services	$4,510.4	$4,090.3	10.3%	2.9%
Cost of services	3,787.4	3,392.0	11.7%	4.1%
Gross profit	723.0	698.3	3.5%	(2.8)%
Gross profit margin	16.0%	17.1%
Selling and administrative expenses	694.7	670.1	3.7%	(2.2)%
Operating profit	28.3	28.2	0.5%	(17.8)%
Operating profit margin	0.6%	0.7%
Interest and other expenses, net	12.9	11.5	13.3%
Earnings before income taxes	15.4	16.7	(8.3)%	(27.5)%
Provision for income taxes	12.9	11.1	15.1%
Effective income tax rate	83.8%	66.8%
Net earnings	$2.5	$5.6	(55.4)%	(64.7)%
Net earnings per share – diluted	$0.05	$0.12	(55.2)%	(64.6)%
Weighted average shares – diluted	47.1	47.3	(0.4)%

PART 1

The year-over-year increase in revenues from services was 10.3% (2.9% in constant currency) primarily attributed to:

•
a revenue increase in the Americas of 5.6% (3.5% in constant currency) primarily driven by a $77.9 increase in demand for our Manpower staffing services and a $21.7 favorable impact of currency exchange rates, partially offset by a $51.9 decrease in demand for our Experis interim services. The United States, our largest market in the Americas, experienced a revenue decrease of -4.9% primarily driven by a $52.4 decrease in demand for our Experis interim services, partially offset by a $12.7 increase in demand for our Manpower staffing services. The revenue decrease in the United States was offset by our Other America countries, which experienced a revenue increase of $71.2 primarily due to a $65.3 increase in demand for our Manpower staffing services.
•
a revenue increase in Southern Europe of 14.6% (3.0% in constant currency) primarily driven by a $212.0 favorable impact of currency exchange rates and a $57.5 increase in demand for our Manpower staffing services, partially offset by a $5.5 decrease in demand for outcome-based solutions. France, the largest market in Southern Europe, experienced a revenue increase of 10.7% (-0.3% decrease in constant currency) primarily driven by a $106.1 favorable impact of currency exchange rates, partially offset by a $4.5 decrease in demand for outcome-based solutions. Italy, our second-largest market in Southern Europe, experienced a revenue increase of 19.3% (7.5% in constant currency) primarily driven by the $47.0 favorable impact of currency exchange rates and a $27.3 increase in demand for our Manpower staffing services. Other Southern Europe countries experienced a revenue increase of 18.6% (6.1% in constant currency) primarily driven by the $58.9 favorable impact of currency exchange rates and a $26.8 increase in demand for our Manpower staffing services;
•
a revenue increase in Northern Europe of 8.1% (-1.8% decrease in constant currency) primarily driven by the $72.4 favorable impact of currency exchange rates and a $19.0 increase in demand for our Manpower staffing services, partially offset by a $20.6 decrease in demand for our Experis interim services. Within our Northern Europe segment, we experienced revenue increases in the Nordics of $19.8, the United Kingdom of $11.9, Belgium of $6.0, and the Netherlands of $4.5 which represented revenue increases of 14.2%, 4.7%, 8.7%, and 5.3%, respectively (the Nordics were flat, and decreases of -2.0%, -2.2%, and -5.2%, respectively, in constant currency). This was partially offset by a decrease in Germany of $4.6 which represented a revenue decrease of -5.0% (-14.4% in constant currency); and
•
a revenue increase in APME of 7.1% (8.1% in constant currency) primarily driven by a $31.3 increase in demand for our Manpower staffing services and a $5.7 increase in demand for our Experis interim services, partially offset by a $4.6 unfavorable impact of currency exchange rates. Within our APME segment, we experienced revenue increases in Japan of 3.1% and India of 4.5% (6.2% and 10.4% in constant currency, respectively). Japan's revenue increase is primarily due to a $15.0 increase in demand for our Manpower staffing services and $1.1 increase in demand for our Experis interim services, partially offset by a $9.0 unfavorable impact of currency exchange rates. India's revenue increase is primarily due to a $3.0 increase in demand for our Manpower staffing services and a $2.9 increase in demand for our Experis interim services, partially offset by a $3.9 unfavorable impact of currency exchange rates.

The year-over-year 110 basis point decrease in gross profit margin was primarily attributed to:

•
a 70 basis point unfavorable impact from the decrease in staffing and interim margins due to business mix shifts driven by enterprise clients and lower bench utilization and higher training costs in Europe;
•
a 20 basis point unfavorable impact from decreases in permanent recruitment margins due to lower levels of activity; and
•
a 20 basis point unfavorable impact from decreases in our TAPFIN-MSP margins due to lower levels of activity.

PART 1

The 3.7% increase in selling and administrative expenses in the first quarter of 2026 compared to the first quarter of 2025 (-2.2% in constant currency) was primarily attributed to:

•
a $39.0 increase due to the impact of changes in currency exchange rates; and
•
a $10.4 increase (25.3% reported, 25.2% in constant currency) in corporate expense primarily due to strategic transformation program costs related to our global transformation initiative; partially offset by
•
a $14.3 decrease (3.0% increase in reported and -3.3% decrease in constant currency) in personnel costs primarily due to a $9.3 decrease in salaries as we saw the effects of restructuring actions previously taken; and
•
a $9.9 decrease (1.1% increase in reported and -5.1% decrease in constant currency) in non-personnel costs primarily due to a $4.2 reduction in office lease and occupancy costs and broader cost-cutting measures.

Selling and administrative expenses as a percent of revenues decreased 100 basis points in the first quarter of 2026 compared to the first quarter of 2025 due primarily to:

•
a 70 basis point favorable impact as a result of lower personnel costs primarily due to a decrease in salaries and other personnel costs due to the effects of restructuring actions previously taken;
•
a 20 basis point favorable impact due to lower office lease and occupancy costs; and
•
a 10 basis point favorable impact due to lower travel and entertainment expenses.

Interest and other expenses, net is comprised of interest, foreign exchange gains and losses and other miscellaneous non-operating income and expenses, including those associated with noncontrolling interests. Interest expense, net was $19.6 in the first quarter of 2026 compared to $15.6 in the first quarter of 2025 primarily due to interest costs on the €500.0 notes due December 2030 relative to the €500 notes redeemed in January 2026. Foreign exchange loss, net was $0.6 in the first quarter of 2026 compared to $0.9 in the first quarter of 2025. Miscellaneous income, net was $7.3 in the first quarter of 2026 compared to $5.0 in the first quarter of 2025.

We recorded income tax expense at an effective rate of 83.8% for the three months ended March 31, 2026, as compared to an effective rate of 66.8% for the three months ended March 31, 2025. The 2026 rate as compared to the 2025 rate was unfavorably impacted by the overall mix of earnings in the quarter. The 83.8% effective tax rate for the three months ended March 31, 2026 was higher than the United States Federal statutory rate of 21% primarily due to the overall mix of earnings, restructuring charges, tax losses in certain countries for which we did not recognize a corresponding tax benefit due to valuation allowances, the French exceptional corporate income tax surcharge, and the French business tax.

Net earnings per share - diluted was $0.05 in the first quarter of 2026 compared to $0.12 in the first quarter of 2025. Restructuring costs and strategic transformation program costs unfavorably impacted net earnings per share - diluted by approximately $0.46, net of tax, in the first quarter of 2026.

Weighted average shares - diluted decreased to 47.1 million in the first quarter of 2026 from 47.3 million in the first quarter of 2025. This decrease was due to the impact of share repurchases completed in the second quarter of 2025, partially offset by grants of share-based awards.

Segment Operating Results

Americas

In the Americas, revenues from services increased 5.6% (3.5% increase in constant currency) in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by a $77.9 increase in demand for our Manpower staffing services and a $21.7 favorable impact of currency exchange rates, partially offset by a $51.9 decrease in demand for our Experis interim services. In the United States (which represented 59% of the Americas' revenues), revenues from services decreased -4.9% in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by a $52.4 decrease in demand for our Experis interim services, partially offset by a $12.7 increase in demand for our Manpower staffing services. In Other Americas, revenues from services increased 25.2% (19.4% in constant currency) in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by a $65.3 increase in demand for our Manpower staffing services and the $21.7 favorable impact of foreign currency exchange rates. Within our Other Americas segment, we experienced increases in Colombia of $21.7, Chile of $17.6, Mexico of $10.2, and Canada of $5.9, which represented increases of 48.6%, 42.7%, 18.9%, and 8.9%, respectively (31.1%, 31.3%, 2.3%, and 4.1%, respectively, in constant currency).

PART 1

Gross profit margin decreased 160 basis points in the first quarter of 2026 compared to the first quarter of 2025. This decrease was primarily due to decreased activity in our Experis interim services, which contributed 130 basis points to the decrease, and decreased activity in our permanent placement services, which contributed 50 basis points to the decrease, partially offset by a 20 basis point favorable impact due to increased outcome-based solutions margins.

Selling and administrative expenses increased 0.5% (-0.9% decrease in constant currency) in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by a $6.2 increase in restructuring costs and the $2.7 unfavorable impact of currency exchange rates, partially offset by a $6.9 decrease in personnel costs.

OUP decreased -24.9% (-28.5% increase in constant currency) in the first quarter of 2025, which represented a 1.7% OUP margin, a decrease from the 2.4% in the first quarter of 2025. This OUP decrease was primarily due to decreased profitability in our U.S. business of $9.3. In the United States, OUP margin decreased to 0.3% in the first quarter of 2026 from 1.6% in the first quarter of 2025 primarily due to decreased margins in our Experis interim business and our permanent placement business as well as increased restructuring costs. Other Americas OUP margin decreased to 3.7% in the first quarter of 2026 from 3.9% in the first quarter of 2025.

Southern Europe

In Southern Europe, revenues from services increased 14.6% (3.0% increase in constant currency) in the first quarter of 2026 compared to the first quarter of 2025 primarily due to a $212.0 favorable impact of currency exchange rates and a $57.5 increase in demand for Manpower staffing services, partially offset by a $5.5 decrease in demand for outcome-based solutions. In France (which represented 51% of Southern Europe’s revenues), revenues from services increased 10.7% (-0.3% decrease in constant currency) in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by the $106.1 favorable impact of currency exchange rates, partially offset by a $4.5 decrease in demand for outcome-based solutions. In Italy (which represented 23% of Southern Europe’s revenues), revenues from services increased 19.3% (7.5% in constant currency) in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by the $47.0 favorable impact of currency exchange rates and a $27.3 increase in demand for our Manpower staffing services. In Other Southern Europe, revenues from services increased 18.6% (6.1% in constant currency) in the first quarter of 2026 compared to the first quarter of 2025, primarily due to the $58.9 favorable impact of currency exchange rates and a $26.8 increase in demand for our Manpower staffing services. Within our Other Southern Europe segment, we experienced revenue increases in Spain of $31.4 and Israel of $24.5 or 25.5% and 25.4%, respectively (13.0% and 8.4% in constant currency, respectively).

Gross profit margin decreased 50 basis points in the first quarter of 2026 compared to the first quarter of 2025. This decrease was primarily due to lower margins in our Manpower staffing services, which contributed 40 basis points to the decrease, and lower activity in our permanent recruitment services, which contributed 10 basis points to the decrease.

Selling and administrative expenses increased 11.3% (-0.2% decrease in constant currency) during the first quarter of 2026 compared to the first quarter of 2025, primarily due to the $25.0 unfavorable impact of currency exchange rates and an increase of $1.1 in personnel costs, partially offset by $3.4 decrease in non-personnel costs in the first quarter of 2026.

OUP increased 8.0% (-2.0% in constant currency) in the first quarter of 2025, which represented a 2.6% OUP margin, a decrease from 2.7% in the first quarter of 2025. This OUP increase was primarily due to the favorable impact of currency exchange rates. In France, the OUP margin decreased to 1.6% for the first quarter of 2026 compared to 2.2% for the first quarter of 2025, primarily driven by lower activity in our higher-margin permanent recruitment and outcome-based services. In Italy, the OUP margin decreased to 6.0% for the first quarter of 2026 compared to 6.2% for the first quarter of 2025 primarily due to a decrease in gross profit margin as we saw decreased activity in our higher-margin permanent recruitment services. In Other Southern Europe, the OUP margin increased to 1.5% for the first quarter of 2026 from 1.0% for the first quarter of 2025.

Northern Europe

In Northern Europe, the largest country operations include the United Kingdom, the Nordics, the Netherlands, Germany and Belgium (comprising 34%, 20%, 11%, 11% and 9%, respectively, of Northern Europe’s revenues). In the Northern Europe region, revenues from services increased 8.1% (-1.8% decrease in constant currency) in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by the $72.4 favorable impact of currency exchange rates and a $19.0 increase in demand for our Manpower staffing services, partially offset by a $20.6 decrease in demand for our Experis interim services. Within our Northern Europe segment, we experienced revenue increases in the Nordics of $19.8, the United Kingdom of $11.9, Belgium of $6.0, and the Netherlands of $4.5, which represented revenue increases of 14.2%, 4.7%, 8.7%, and 5.3%, respectively (the Nordics were flat and decreases of -2.0%, -2.2%, and -5.2%, respectively, in constant currency). These increases were partially offset by a decrease in Germany of $4.6, which represented a revenue decrease of -5.0% (-14.4% in constant currency).

PART 1

Gross profit margin decreased by 140 basis points in the first quarter of 2026 compared to the first quarter of 2025. The decrease was primarily due to a decrease in our Experis interim margins, which had a 70 basis point impact, decreased activity in our higher-margin permanent recruitment business, which had a 60 basis point impact, and a decrease in our consulting business, which had a 10 basis point impact.

Selling and administrative expenses decreased -7.6% (-16.7% in constant currency) in the first quarter of 2026 compared to the first quarter of 2025. The decrease was primarily driven by a $10.4 decrease in personnel costs as we experienced the impacts of restructuring actions previously taken, a $7.2 decrease in restructuring costs taken in the first quarter of 2026 compared to the first quarter of 2025, and a $5.8 decrease in non-personnel costs, partially offset by the $13.1 unfavorable impact of currency exchange rates.

OUP in Northern Europe increased 55.5% (62.8% in constant currency) in the first quarter of 2026, which represented a -1.0% OUP margin, an increase from -2.5% in the first quarter of 2025. This OUP margin increase was primarily driven by OUP increases in the Nordics of $2.5 and the United Kingdom of $2.0.

APME

Revenues from services increased 7.1% (8.1% in constant currency) in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by an increase in demand for our Manpower staffing solutions of $31.3 and an increase in demand for our Experis interim services of $5.7, partially offset by the unfavorable impact of currency exchange rates of $4.6. In Japan (which represented 57% of APME’s revenues), revenues from services increased by $8.8, or 3.1% (6.2% in constant currency), primarily driven by a $15.0 increase in demand for our Manpower staffing services and a $1.1 increase in demand for our Experis interim services, partially offset by the $9.0 unfavorable impact of currency exchange rates. In India (which represented 13% of APME’s revenues), revenues from services increased by $3.0, or 4.5% (10.4% in constant currency), primarily driven by a $3.0 increase in demand for our Manpower staffing services and a $2.9 increase in demand for our Experis interim services, partially offset by the $3.9 unfavorable impact of currency exchange rates.

Gross profit margin decreased by 40 basis points in the first quarter of 2026 compared to the first quarter of 2025, primarily due to decreased margins for our Manpower brand, which contributed 40 basis points to the decrease.

Selling and administrative expenses increased 2.7% (3.2% in constant currency) in the first quarter of 2026 compared to the first quarter of 2025. The increase is primarily due to the $1.9 increase in personnel costs.

OUP in APME increased 7.7% (11.4% in constant currency) in the first quarter of 2026, which represented a 4.3% OUP margin, an increase from 4.2% in the first quarter of 2025. This OUP margin increase was primarily driven by a decrease in selling and administrative expenses as percent of revenue.

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

PART 1

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

Constant currency and organic constant currency percent variances, along with a reconciliation of these amounts to certain of our reported results, are provided below:

	Three Months Ended March 31, 2026, Compared to 2025
	Reported Amount	Reported Variance	Impact of Currency	Constant Currency Variance	Impact of Acquisitions and Dispositions (In Constant Currency)	Organic Constant Currency Variance
Revenues from services:
Americas:
United States	$654.9	(4.9)%	—	(4.9)%	—	(4.9)%
Other Americas	460.7	25.2%	5.8%	19.4%	—	19.4%
	1,115.6	5.6%	2.1%	3.5%	—	3.5%
Southern Europe:
France	1,068.6	10.7%	11.0%	(0.3)%	—	(0.3)%
Italy	474.7	19.3%	11.8%	7.5%	—	7.5%
Other Southern Europe	558.0	18.6%	12.5%	6.1%	—	6.1%
	2,101.3	14.6%	11.6%	3.0%	—	3.0%
Northern Europe	790.1	8.1%	9.9%	(1.8)%	(0.5)%	(1.3)%
APME	510.5	7.1%	(1.0)%	8.1%	(0.2)%	8.3%
	4,517.5
Intercompany Eliminations	(7.1)
Consolidated	$4,510.4	10.3%	7.4%	2.9%	(0.1)%	3.0%
Gross Profit	$723.0	3.5%	6.3%	(2.8)%	(0.1)%	(2.7)%
Selling and Administrative Expenses	$694.7	3.7%	5.9%	(2.2)%	(0.1)%	(2.1)%
Operating Profit	$28.3	0.5%	18.3%	(17.8)%	(0.1)%	(17.7)%

Liquidity and Capital Resources

Cash used to fund our operations is primarily generated through operating activities and provided by our existing credit facilities. We believe our available cash and existing credit facilities are sufficient to cover our cash needs for the foreseeable future. We assess and monitor our liquidity and capital resources globally. We use cash pooling arrangements, intercompany borrowing, and some local credit lines to meet funding needs and allocate our capital resources among our various entities. As of March 31, 2026, we had $150.8 of cash held by foreign subsidiaries. We have historically made and anticipate future cash repatriations to the United States from certain foreign subsidiaries to fund domestic operations.

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

PART 1

Cash used in operating activities was $126.3 for the three months ended March 31, 2026 compared to $153.2 for the three months ended March 31, 2025. Changes in operating assets and liabilities utilized $163.6 and $196.4 of cash during the three months ended March 31, 2026 and 2025, respectively. These changes were primarily attributable to the timing of collections and payments. Accounts receivable decreased to $4,628.2 as of March 31, 2026 from $4,770.3 as of December 31, 2025 primarily due to lower revenues relative to the prior quarter and the impact of changes in currency exchange rates. Days Sales Outstanding ("DSO") increased by four days from December 31, 2025 to 59 days as of March 31, 2026, driven primarily by business mix shifts to enterprise and quarter-end timing of certain receivables involving our TAPFIN-MSP business.

Cash used in investing activities was $8.7 and $14.6 for the three months ended March 31, 2026 and 2025, respectively. Capital expenditures were $9.0 for the three months ended March 31, 2026 compared to $13.7 for the three months ended March 31, 2025. These expenditures were primarily comprised of purchases of computer equipment, office furniture and other costs related to office openings and refurbishments, as well as capitalized software costs. Our investing activities also include acquisitions and investments in companies throughout the world, including franchises. Total cash consideration paid for acquisitions, net of cash acquired, was none and $1.0 for the three months ended March 31, 2026 and 2025, respectively.

Cash used in financing activities was $511.2 for the three months ended March 31, 2026 compared to $45.7 provided in the three months ended March 31, 2025. Net debt repayments were $508.2 for the three months ended March 31, 2026 compared to borrowings of $76.6 in the three months ended March 31, 2025. The larger repayments in 2026 were due to the redemption in January 2026 of our €500.0 notes originally issued in 2018.

Our €400.0 notes and €500.0 notes are due June 2027 and December 2030, respectively. We plan to refinance the notes at maturity, or prior to maturity, with new borrowings. The credit terms, including interest rate and facility fees, of any replacement borrowings will be dependent upon the condition of the credit markets at that time. We currently do not anticipate any problems accessing the credit markets for replacement of those notes.

Our $600.0 revolving credit agreement, maturing December 15, 2030, requires that we comply with a leverage ratio (Net Debt-to-Net Earnings before interest and other expenses, provision for income taxes, intangible asset amortization expense, depreciation and amortization expense ("EBITDA")) of not greater than 3.5 to 1 and a fixed charge coverage ratio of not less than 1.5 to 1. The exclusion of certain restructuring expenses is also allowed in the determination of EBITDA in the agreement. During the second quarter of 2025, the definition of net debt in the agreement was amended to define net debt as total debt less cash in excess of $200.0 through December 31, 2025 and less cash in excess of $300.0 thereafter. As defined in the agreement, we had a Net Debt-to-EBITDA ratio of 2.86 to 1 and a fixed charge coverage ratio of 2.89 to 1 as of March 31, 2026. Based on our current forecast, we expect to be in compliance with our financial covenants for the next 12 months.

As of March 31, 2026, we had letters of credit of $0.4 and $50.0 drawn under our $600.0 revolving credit facility. We also had $33.0 drawn under our $150.0 working capital facility. Additional borrowings of $549.6 and $117.0 were available to us under our $600.0 revolving credit facility and $150.0 working capital facility, respectively, as of March 31, 2026.

In addition to the previously mentioned facilities, we maintain separate bank credit lines with financial institutions to meet the working capital needs of our subsidiary operations. As of March 31, 2026, such uncommitted credit lines totaled $364.0, of which $334.6 was unused. Under the revolving credit agreement, total subsidiary borrowings cannot exceed $300.0 in the first, second and fourth quarters, and $600.0 in the third quarter of each year. Additional borrowings of $270.6 could have been made under these lines as of March 31, 2026.

We have assessed our liquidity position as of March 31, 2026 and for the near future. As of March 31, 2026, our cash and cash equivalents balance was $224.9. We also have access to the previously mentioned revolving credit facility that could have immediately provided us with up to $600.0 of additional cash, less any outstanding borrowings and letters of credit, and we have an option to request an increase to the total availability under the revolving credit facility by an additional $300.0 and each lender may participate in the requested increase at their discretion. In addition, we have access to the previously mentioned credit lines to meet the working capital needs of our subsidiaries, of which $270.6 was available to use as of March 31, 2026. Our €400.0 ($460.9) notes mature in June 2027 and our €500.0 ($573.4) notes mature in December 2030. Based on the above, we believe we have sufficient liquidity and capital resources to satisfy future requirements and meet our obligations currently and in the near future.

PART 1

The following table provides an informational summary of our liquidity and capital structure as of:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$224.9	$871.0
Available capacity under the revolving credit facility(a)	549.6	599.6
Available capacity under the working capital facility(b)	117.0	150.0
Available liquidity	$891.5	$1,620.6

Short-term borrowings	$58.8	$34.6
Current maturities of long-term debt	53.6	590.4
Long-term debt	1,034.3	1,052.1
Total debt	$1,146.7	$1,677.1
Total shareholders' equity (excludes non-controlling interests)	2,065.0	2,059.6
Total capitalization	$3,211.7	$3,736.7

Debt to capitalization	35.7%	44.9%
Long-term debt to total debt	90.2%	62.7%
(a)
Available capacity under the revolving credit facility represents $600.0 of total borrowing capacity less outstanding borrowings and letters of credit.
(b)
Available capacity under the working capital facility represents $150.0 of total borrowing capacity less outstanding borrowings and letters of credit.

The Board of Directors declared a semi-annual dividend of $0.72 per share on May 8, 2026 and May 2, 2025. The 2026 dividends are payable on June 15, 2026 to shareholders of record as of June 1, 2026. The 2025 dividends were paid on June 16, 2025 to shareholders of record as of June 2, 2025.

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. During the three months ended March 31, 2026, we did not repurchase any shares under the 2023 authorization. During the three months ended March 31, 2025, we repurchased 0.4 million shares under the 2023 authorization at a cost of $25.0. As of March 31, 2026, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

We had aggregate commitments of $2,579.6 as of March 31, 2026 related to debt, operating leases, severance and office closure costs, and certain other commitments compared to $3,146.5 as of December 31, 2025.

We also have entered into guarantee contracts and stand-by letters of credit totaling $626.6 and $626.1 as of March 31, 2026 and December 31, 2025, respectively ($582.8 and $582.3 for guarantees as of March 31, 2026 and December 31, 2025, respectively, and $43.8 for stand-by letters of credit, on both dates). The guarantees primarily relate to staffing license requirements, operating leases and indebtedness. The stand-by letters of credit mainly relate to workers’ compensation in the United States. If certain conditions were met under these arrangements, we would be required to satisfy our obligations in cash. Due to the nature of these arrangements and our historical experience, we do not expect any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments. The cost of these guarantees and letters of credit were $0.5 and $0.4 for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026 and 2025, we recorded $15.9 and $15.8 in restructuring costs, respectively. Payments made from the restructuring reserve were $17.8 and $12.3 during the three months ended March 31, 2026 and 2025, respectively. We use our restructuring reserve for severance, office closures, office consolidations, and professional and other fees related to restructuring in multiple countries and territories. We expect a majority of the remaining $32.7 reserve will be paid by the end of 2026.

Recently Issued Accounting Standards

See Note 2 to the Consolidated Financial Statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our 2025 Annual Report on Form 10-K contains certain disclosures about market risks affecting us. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

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

During the quarter ended March 31, 2026, we completed the implementation of a new enterprise resource planning (ERP) system Oracle Cloud ERP in our France and Italy businesses, which are part of our Southern Europe segment and which replaced several legacy systems used for procurement, invoice to cash processes and general ledger functions. As a result, we have made changes to our internal control over financial reporting to reflect the changes in the system environment and related processes.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 1

PART II - OTHER INFORMATION

Item 1A – Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in the 2025 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In August 2023, the Board of Directors authorized the repurchase of 5.0 million shares of our common stock. We conduct share repurchases from time to time through a variety of methods, including open market purchases, block transactions, privately negotiated transactions or similar facilities. The following table shows the total number of shares repurchased during the first quarter of 2026. As of March 31, 2026, there were 1.9 million shares remaining authorized for repurchase under the 2023 authorization.

ISSUER PURCHASES OF EQUITY SECURITIES
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased
January 1 - 31, 2026	—		$—	—	1,931,551
February 1 - 28, 2026	94,876	(a)	$—	—	1,931,551
March 1 - 31, 2026	—		$—	—	1,931,551
Total	94,876		$—	—	1,931,551
(a)
Represents shares of common stock withheld by ManpowerGroup in February to satisfy tax withholding obligations on shares acquired by certain officers in settlement of restricted stock units and performance share units.

Item 5 – Other Information

Audit Committee Approval of Audit-Related and Non-Audit Services

The Audit Committee of our Board of Directors has approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP and affiliates, to date in 2026:

(a)
preparation and/or review of tax returns, including sales and use tax, excise tax, income tax, local tax, property tax, and value added tax, consultation regarding appropriate handling of items on the United States and international tax returns;
(b)
advice and assistance with respect to transfer pricing matters, as well as communicating with various taxing authorities regarding the requirements associated with royalties and inter-company pricing, and tax audits; and
(c)
audit services with respect to certain procedures and certifications where required, audits of certain of the company’s pension and employer benefit plans, and other compilation services.

Trading Plans

During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements" as each term is defined in Item 408(a) of Regulation S-K.

PART 1

Item 6 – Exhibits

31.1	Certification of Jonas Prising, Chief Executive Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Statement of Jonas Prising, Chief Executive Officer, pursuant to 18 U.S.C. ss. 1350.

32.2	Statement of John T. McGinnis, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language)

PART 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ManpowerGroup Inc.
(Registrant)

Name	Title	Date

/s/ John T. McGinnis	Executive Vice President and Chief Financial Officer	May 8, 2026
John T. McGinnis	(Signing on behalf of the Registrant and as the Principal Financial Officer)

/s/ Eric Rozek	Vice President and Global Controller (Principal Accounting Officer)	May 8, 2026
Eric Rozek